Form 10-Q
period 1993-11-30
AMERICAN GREETINGS CORP
filed 1994-01-13
CIK 5133

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                  FORM 10-Q
(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ------- EXCHANGE ACT OF 1934

For the quarterly period ended          November 30, 1993
                               ----------------------------------

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ------- EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

                      Commission file number       0-1502
                                               --------------


                        AMERICAN GREETINGS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Ohio                                              34-0065325
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


   One American Road, Cleveland, Ohio                            44144
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area      (216) 252-7300
                                               -----------------------

Indicate whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
     ---         ---

    As of November 30, 1993, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                          Class A Common  69,562,368
                          Class B Common   4,579,465

                      Part I.   FINANCIAL INFORMATION
                      -------------------------------

      Item 1.  Financial Statements
               --------------------

                      AMERICAN GREETINGS CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME

                                                           (Unaudited)
                                                        Nine Months Ended
                                                          November 30,
                                                   ---------------------------
                                                       1993           1992
                                                   -------------  ------------
                                                     (Thousands of dollars,
                                                    except per-share amounts)

Net sales                                            $1,296,652     $1,228,346
Other income                                              9,674         11,315
                                                    -----------    -----------
    Total revenue                                     1,306,326      1,239,661

Costs and expenses:
    Material, labor and other production costs          512,681        495,749
    Selling, distribution and marketing                 474,861        451,899
    Administrative and general                          159,602        145,158
    Interest                                             12,923         20,948
                                                    -----------    -----------
      Total costs and expenses                        1,160,067      1,113,754
                                                    -----------    -----------
Income before income taxes and cumulative effect
 of accounting changes                                  146,259        125,907
Income taxes                                             54,847         47,593
                                                    -----------    -----------
Income before cumulative effect of accounting
 changes                                                 91,412         78,314

Cumulative effect of accounting changes, net of
 tax                                                     17,182            -
                                                    -----------    -----------
      Net income                                        $74,230        $78,314
                                                    ===========    ===========
Income per share:
  Before cumulative effect of accounting changes          $1.24          $1.08
  Cumulative effect of accounting changes, net of
   tax                                                     0.23            -
                                                          -----          -----
Net income per share                                      $1.01          $1.08
                                                          =====          =====
Dividends per share                                     $0.3575        $0.3125
                                                        =======        =======
Average number of common shares outstanding          73,670,209     72,293,148

                        AMERICAN GREETINGS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                 (Unaudited)
                             Three Months Ended
                                 November 30,
                          ------------------------
                              1993         1992
                          -----------  -----------
Net sales                    $518,987     $489,491
Other income                    3,517        3,484
                          -----------  -----------
  Total revenue               522,504      492,975

Costs and expenses:
  Material, labor and
   other production costs     210,215      203,605
  Selling, distribution
   and marketing              170,288      160,741
  Administrative and
   general                     55,057       51,088
  Interest                      4,599        6,515
                          -----------  -----------
    Total costs and
     expenses                 440,159      421,949
                          -----------  -----------
Income before income
 taxes                         82,345       71,026
Income taxes                   30,879       27,122
                          -----------  -----------
    Net income                $51,466      $43,904
                          ===========  ===========

Net income per share            $0.70        $0.60
                                =====        =====

Dividends per share            0.1250      $0.1075
                               ======      =======

Average number of common
 shares outstanding        74,097,140   72,718,754

                        AMERICAN GREETINGS CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                  (Unaudited)     (Unaudited)    (Unaudited)
                                  ------------    ------------   ------------
                                  Nov 30, 1993    Feb 28, 1993   Nov 30, 1992
                                  ------------    ------------   ------------
         ASSETS                              (Thousands of dollars)
Current assets
  Cash and equivalents              $   64,752      $  235,186     $   52,760
  Trade accounts
   receivable, less
   allowances of $91,152,
   $85,870 and $77,028,
   respectively (principally
   for sales returns)                  568,931         276,932        446,787
  Inventories:
    Raw material                        38,155          44,469         38,850
    Work in process                     29,609          30,171         23,933
    Finished products                  223,156         204,010        242,727
                                    ----------      ----------     ----------
                                       290,920         278,650        305,510
    Less LIFO reserve                   87,976          84,887         92,382
                                    ----------      ----------     ----------
                                       202,944         193,763        213,128
    Display material and
     factory supplies                   33,957          34,360         27,751
                                    ----------      ----------     ----------
      Total inventories                236,901         228,123        240,879
  Deferred and refundable
   income taxes                         49,583          66,339         59,626
  Prepaid expenses                     108,334         105,277         95,464
                                    ----------      ----------     ----------
      Total current assets           1,028,501         911,857        895,516
Other assets                           247,431         248,991        233,816

Property, plant and equipment          757,095         708,241        681,105
  Less accumulated
   depreciation and
   amortization                        351,485         320,689        313,439
                                    ----------      ----------     ----------
    Property, plant and
     equipment -- net                  405,610         387,552        367,666
                                    ----------      ----------     ----------
                                    $1,681,542      $1,548,400     $1,496,998
                                    ==========      ==========     ==========
    LIABILITIES AND
     SHAREHOLDERS' EQUITY
Current liabilities
  Debt due within one year          $  256,420      $  113,986     $  148,087
  Accounts payable                     124,281         113,684         73,681
  Payroll and payroll taxes             54,504          54,099         42,138
  Retirement plans                      14,527          17,409         12,648
  Dividends payable                      9,293           7,837          7,829
  Income taxes                          29,256          23,191         28,166
                                    ----------      ----------     ----------
      Total current liabilities        488,281         330,206        312,549

Long-term debt                          87,129         169,381        162,859
Postretirement benefit obligation       20,832            --             --
Deferred income taxes                   62,023          96,278         95,856
Shareholders' equity                 1,023,277         952,535        925,734
                                    ----------      ----------     ----------
                                    $1,681,542      $1,548,400     $1,496,998
                                    ==========      ==========     ==========

                        AMERICAN GREETINGS CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        (Unaudited)
                                                     Nine Months Ended
                                                        November 30,
                                                  ----------------------
                                                    1993          1992
                                                  --------      --------
                                                  (Thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                       $74,230       $78,314
  Adjustments to reconcile to net cash
   used by operating activities:
    Postretirement benefit obligation               22,530          --
    Depreciation and amortization                   43,222        36,644
    Deferred and refundable income taxes            (3,626)       (2,665)
    Change in operating assets and liabilities    (322,283)     (202,419)
    Other -- net                                     7,471         3,685
                                                  --------      --------
    Cash Used by Operating Activities             (178,456)      (86,441)
INVESTING ACTIVITIES:
  Property, plant & equipment additions            (61,695)      (43,557)
  Other -- net                                      32,336        (4,215)
                                                  --------      --------
    Cash Used by Investing Activities              (29,359)      (47,772)

FINANCING ACTIVITIES
  Increase in long-term debt                        17,864        19,090
  Reduction of long-term debt                     (204,606)       (3,032)
  Increase in notes payable                        236,368        10,221
  Sale of stock under benefit plans                 20,311        14,012
  Purchase of treasury shares                       (6,145)       (8,023)
  Dividends to shareholders                        (26,411)      (22,657)
                                                  --------      --------
    Cash Provided by Financing Activities           37,381         9,611
                                                  --------      --------

DECREASE IN CASH AND EQUIVALENTS                  (170,434)     (124,602)

    Cash and Equivalents at Beginning of Year      235,186       177,362
                                                  --------      --------
    Cash and Equivalents at End of Period          $64,752       $52,760
                                                  ========      ========

                         NOTES TO FINANCIAL STATEMENTS

Nine Months Ended November 30, 1993 and 1992


Note A -- Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q. Although they are unaudited, the Corporation believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been made.


Note B -- Seasonal Nature of Business

The Corporation's business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.


Note C -- Reclassifications

Certain amounts in the 1992 financial statements have been reclassified to conform with the 1993 presentation.


Note D -- Cumulative Effect of Accounting Changes

Effective March 1, 1993, the Corporation adopted Statement of Financial Accounting Standard Number 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the cumulative effect of which was to reduce net income by $22,530. Operating income has not been materially impacted by this accounting change. Also effective March 1, 1993, the Corporation adopted Statement of Financial Accounting Standard Number 109, "Accounting for Income Taxes," the cumulative effect of which was to increase net income by $5,348.


Note E -- Stock Split

On June 25, 1993, the Corporation declared a two-for-one stock split of the Corporation's common stock, effected in the form of a 100% share dividend. Such distribution was made on September 10, 1993 to stockholders of record at the close of business on August 27, 1993. All share and per share amounts have been restated to retroactively reflect the stock split.

Note F -- Basis for Determining Net Income Per Share Information

Net income per share information is based on the average number of shares outstanding. For the periods presented, stock options have an immaterial dilutive effect.

Note G -- Prepaid Expenses

The prepaid expense classification consists of deferred costs relating to agreements with certain customers, cash and short-term investments held in trust for the payment of medical benefits, rent and insurance. The largest component of prepaid expenses is deferred costs estimated to be charged to operations during the next twelve months.


Note H -- Other Assets

The other asset classification consists of various long-term assets such as deferred costs relating to agreements with certain customers, corporate-owned life insurance, goodwill and equity investments. The largest component of other assets is deferred costs, which are charged to operations on a straight-line basis, generally three to six years. Deferred costs estimated to be charged to operations during the next twelve months are classified as a prepaid expense.

Part I., Item 2., MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------

Results of Operations
- ---------------------

Third quarter net sales of $519 million represent a 6% increase over the same period last year and, for the nine months ended November 30, 1993, net sales increased 5.6% to $1.3 billion. Both periods reflect strong sales of Everyday cards and Seasonal cards and accessories through traditional channels. These increases were offset somewhat by the continuing decreases in foreign currency exchange rates. Unit sales of greeting cards were up 1% for both the quarter and the nine months.

Compared to the prior year, other income at $3.5 million for the third quarter and $9.7 million through nine months was flat for the quarter and decreased $1.6 million for the nine months. This decrease resulted from lower investment income, primarily due to lower interest rates, and lower character and design licensing royalties.

Material, labor and other production costs as a percent of net sales continued to decrease compared to the prior year, both for the quarter and the nine months. As a percent of net sales, these costs were 40.5% for the quarter and 39.5% for the nine months down from 41.6% and 40.4%, respectively, for the same periods last year as strong sales of the higher margin greeting cards continued to improve this cost relationship.

Expenses in the categories of selling, distribution and marketing and general and administrative continue to reflect the impact of the CreataCard and Magnivision units. These operating units, when compared to the traditional business, have lower selling expenses and higher administrative expenses in relation to net sales. As a result, the impact of increases in selling, distribution and marketing expenses due to higher amortization of deferred costs has been offset by the lower costs in these units. For the nine months selling, distribution and marketing expenses decreased slightly to 36.6% of net sales from 36.8% last year. Administrative and general expenses, however, increased to 12.3% of net sales for the nine months from 11.8% last year.

Interest expense continued to be impacted by lower interest rates and the savings associated with the repayment of the 8.375% notes on March 1, 1993. Compared to the same periods last year, interest expense decreased $1.9 million for the quarter and $8 million for the nine months.

Liquidity and Capital Resources
- -------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year end financial position; therefore, a Statement of Financial Position for November 30, 1992 has been included.

Working capital of $540.2 million at November 30, 1993 represents a $42.7 million decrease from last year and reflects a shift from long term debt to short term borrowings. On July 15, 1993, the Corporation called the $100 million 8.125% notes and repaid them with short term debt. The interest rate swap related to these notes was exercised by the option holder on July 15, 1993. Under the terms of the swap, the Corporation pays 8.125% fixed and receives the US Dealer Commercial Paper Composite Rate floating until July 15, 1996, the maturity date of the swap agreement.

Cash used by operating activities for the nine months ended November 30, 1993 was $92 million higher than in the prior year. Higher accounts receivable resulting from increased sales and extended terms caused this greater use of cash. The receivables related to the extended terms are expected to decrease by the end of the fiscal year. As a percent of the prior twelve months' net sales, accounts receivable increased to 32.7% from 27.8% last year.

Investing activities used $18.4 million less cash during the nine months compared to last year, primarily due to cash withdrawals from the corporate-owned life insurance programs. Financing activities included higher seasonal short term borrowings and provided $27.8 million more cash this year.

Debt as a percentage of debt and equity remained at the 25.1% reported last year as the additional seasonal borrowings offset the increase in shareholders' equity. Shareholders' equity increased to $13.80 per share at November 30, 1993, up from $12.71 per share last year.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1993, the end of its preceding fiscal year, to November 30, 1993, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30, 1992, the end of the corresponding fiscal quarter last year, to November 30, 1993, except the changes discussed above and aside from normal seasonal fluctuations.

Prospective Information
- -----------------------

Management is not aware of any current trends, events, demands, commitments or uncertainties, aside from general industry competitive conditions, which reasonably can be expected to have a material effect on the liquidity, capital resources, financial condition or results of operations of the Corporation.

                           PART II OTHER INFORMATION
                           -------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits (exhibit reference numbers refer to Item
                         601 of Regulation S-K)

               11 (a)    Calculation of Primary Earnings Per Share

               11 (b)    Calculation of Fully-Diluted Earnings Per
                         Share

         (b)   Reports on Form 8-K

               None




                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AMERICAN GREETINGS CORPORATION



Date: January 12, 1994          By:
      ----------------             ---------------------------
                                     William S. Meyer
                                     Controller
                                     Chief Accounting Officer

                        AMERICAN GREETINGS CORPORATION

                                     INDEX

                                                               Page
                                                              Number
                                                              ------
PART I.   Financial Information
- -------------------------------

   Item 1.  Financial Statements.................................1

   Item 2.  Management's Discussion and Analysis.................7


PART II.  Other Information
- ---------------------------


  Item 6.  Exhibits and Reports on Form 8-K......................9

  Signatures.....................................................9