Form 10-K
period 1994-02-28
AMERICAN GREETINGS CORP
filed 1994-05-26
CIK 5133

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year                                        Commission File
Ended February 28, 1994                                    Number 0-1502
      -----------------                                           ------

                        AMERICAN GREETINGS CORPORATION
               -------------------------------------------------
               (Exact name of registrant as specified in Charter)

          OHIO                                               34-0065325
- - ------------------------                                   ----------------
(State of incorporation)                                   (I.R.S. Employer
                                                          Identification No.)


   One American Road , Cleveland, Ohio                          44144
- - ---------------------------------------                       ----------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's telephone number,including area code   (216)  252-7300
                                                    ---------------
          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                              Title of Each Class
                              -------------------
                     Class A Common Shares, Par Value $1.00
                     Class B Common Shares, Par Value $1.00

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 2, 1994 - $2,085,711,762.

                Number of shares outstanding as of May 2, 1994:

                          CLASS A COMMON - 69,768,936
                          CLASS B COMMON -  4,645,075

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or about May 13, 1994, with respect to the 1994 Annual Meeting of Shareholders called for June 24, 1994, are incorporated by reference into
Part III.

                                     PART I

Item 1.  Business


               American Greetings Corporation and its subsidiaries operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other personal communication products. Greeting cards, gift wrap, paper party goods, candles and giftware are manufactured and /or sold in the United States by American Greetings Corporation, Plus Mark, Inc., Carlton Cards Retail, Inc., and Quality Greeting Card Distributing Company; in Canada by Carlton Cards Ltd. (Canada); in the United Kingdom by Carlton Cards Limited (UK), Maiden and Kemp Ltd., Someone Somewhere, Ltd., Carlton (UK) Retail, Ltd., and Carlton Cards Ltd. (Ireland); in France by Carlton Cards (France) SNC; and in Mexico by Felicitaciones Nationales, S.A. de C.V. Personalized greeting cards are sold through CreataCard machines by CreataCard, Inc. in the United States, by CreataCard Canada, Inc. in Canada and by CreataCard (UK) Ltd. in the United Kingdom. Wilhold, a division of Plus Mark, Inc., produces and sells hair accessory items, Acme Frame Products, Inc. produces and sells picture frames, while Magnivision, Inc. produces and sells non-prescription reading glasses and eyeware accessories. Design licensing and character licensing are done by AGC, Inc. and Those Characters From Cleveland, Inc., respectively. AG Industries, Inc. manufactures custom display fixtures for the Corporation's products and products of others. Although other subsidiaries of American Greetings Corporation exist, they are either inactive, of minor importance or of a holding company nature.

               Many of the Corporation's products are manufactured at common production facilities and marketed by a common sales force. Information concerning sales by major product classifications is included in Part II, Item
7. Additionally, information by geographic area is included in Note J to the Consolidated Financial Statements included in Part II, Item 8.

The Corporation's products are primarily sold in approximately 100,000 retail outlets throughout the world. The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 500 companies in this industry. The principal competitors, however, are Hallmark Cards, Incorporated and Gibson Greetings, Inc. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second largest company in the industry and the largest publicly owned company in the industry.

               The greeting card and gift wrap industry is generally mature and growing at a moderate rate of one to two percent in units per year. Although there have been year-to-year fluctuations, on average the Corporation has grown at or above the growth rate of the industry. The Corporation is well positioned in each retail channel of distribution that sells its products, particularly in the growing mass retail channels. The Corporation expects continued growth at or above the growth rate of the industry.

               Production of the Corporation's products is on a level basis throughout the year. Everyday inventories remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine, Easter, Mother's Day, Father's Day and Graduation. Also characteristic of the business, accounts receivable for seasonal merchandise are carried for relatively long periods, as product is normally shipped three to five months prior to a holiday. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. The Corporation and many of its competitors sell seasonal greeting cards on a return basis. These returns generally occur immediately following the holiday.

               During the fiscal year, the Corporation experienced no difficulty in obtaining raw materials from suppliers.

               At February 28, 1994, the Corporation employed approximately 15,900 full-time employees and approximately 20,700 part-time employees which, when jointly considered, equate to approximately 21,100 full-time employees. Approximately 3,000 of the Corporation's hourly plant employees are unionized. The locations and unions are: Cleveland, Ohio, International Association of Greeting Card Workers; Bardstown, Kentucky, and Corbin, Kentucky, International Brotherhood of Teamsters; Greeneville, Tennessee, Amalgamated Clothing & Textile Workers Union; and Toronto, Ontario (Carlton Cards Ltd.), Canadian
Paperworkers Union.   Labor relations at each location have been satisfactory.
The Corporation's headquarters and other manufacturing locations are not unionized.

               The Corporation has a number of patents and registered trademarks which are used in connection with its products. The Corporation's designs and verses are protected by copyright. Although the licensing of copyrighted designs and trademarks produces additional revenue, in the opinion of the Corporation, the Corporation's operations are not dependent upon any individual patent, trademark, copyright or intellectual property license. The collective value of the Corporation's copyrights and trademarks is substantial and the Corporation follows an aggressive policy of protecting its copyrights and trademarks.

               In fiscal 1994, the Corporation's major channels of distribution, in order of importance, were: drug stores, mass merchandisers, supermarkets, stationery and gift shops, variety stores, military post exchanges, combo stores (stores combining food, general merchandise and drug items), and department stores.

               Sales to the Corporation's five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 21.2% of net sales. Sales to customers are made through 25 regional and 62 district sales offices in the United States, Canada, United Kingdom, France and Mexico.

               The Corporation has agreements with various customers for the supply of greeting cards and related products. Contracts are separately negotiated to meet competitive situations; therefore, while some aspects of the agreements may be the same or similar, important contractual terms often vary from contract to contract. No one contract approaches the materiality threshold. Under the agreements, customers typically receive allowances, discounts and/or advances in consideration for the Corporation being allowed to supply customers' stores for a stated term. The Corporation views the use of such agreements as advantageous in developing and maintaining business with retail customers. Although risk is inherent in the granting of advances, payments and credits, the Corporation subjects such customers to its normal credit review. Losses attributable to these agreements have historically been immaterial. Advances, payments and credits made under these agreements are accounted for as deferred costs. The current and long-term portions of the agreements, which are material in the aggregate, are disclosed in Note B and Note C, respectively, to the Consolidated Financial Statements included in Part
II, Item 8.  Note C also discusses the amortization period.   The Corporation
believes that these agreements represent a common practice within the industry. Since Hallmark Cards, one of the Corporation's two principal competitors, is a non-public company, public disclosure of its practices has been limited.
Gibson Greetings, the Corporation's other principal competitor and a public company, made comparable disclosures to those previously made by the Corporation with respect to such agreements.

Item 2.  Properties

               As of February 28, 1994, the Corporation owns or leases approximately 15.3 million square feet of plant, warehouse, store and office space, of which approximately 6.8 million square feet are leased. Space needs in the United States have been met primarily though long-term leases of properties constructed and financed by community development corporations and municipalities.



               The following table summarizes the principal plants and
materially important physical properties of the Corporation:
                                                                  Expiration
                               Approximate Square                   Date of
                                  Feet Occupied                    Material          Principal
Location                 Owned                Leased                Leases            Activity
- - --------                 -----                ------                ------            --------
Bardstown,                 413,500                                                   Cutting, folding,
Kentucky                                                                             finishing, and
                                                                                     packaging of greeting cards

Cleveland,               1,312,500                                                   International headquarters; general offices
Ohio                                                                                 of U.S. Greeting Card Division, Those
(2 locations)                                                                        Characters From Cleveland, Plus Mark, Inc., AG
                                                                                     Industries, Wilhold, Carlton Cards
                                                                                     Retail, Inc., CreataCard, and Acme Frame
                                                                                     Products, Inc.; creation and design of greeting
                                                                                     cards and related products

Corbin,                                       1,010,000              1997            Printing of greeting cards, gift wrapping and
Kentucky                                                                             paper party goods and manufacture of other
                                                                                     related products

Danville,                                     1,374,000              2001            Distribution of everyday greeting cards and
Kentucky                                                                             related products

Forest City,               498,000              327,600              1995,           Manufacture of the Corporation's display
North Carolina                                                       1996            fixtures and other custom display
                                                                      and            fixtures for AG Industries, Inc.
                                                                     1999


Greeneville,             1,410,000                                                   Printing and packaging of seasonal
Tennessee                                                                            wrapping items for Plus Mark, Inc.
(2 locations)


                                                                  Expiration
                            Approximate Square                      Date of
                               Feet Occupied                       Material          Principal
Location               Owned                 Leased                Leases            Activity
- - --------               -----                 ------                ------            --------
Harrisburg,                                     417,000              2007            Manufacture and distribution facility of metal
Arkansas                                                                             picture frames for Acme Frame Products, Inc.

Huntington Valley,                               12,000              1997            Manufacture, order filling, and distribution
Pennsylvania                                                                         of eyeglass accessories for Magnivision, Inc.

Lafayette,                  194,000                                                  Manufacture of envelopes for greeting
Tennessee                                                                            cards and packaging of cards


McCrory,                                        771,000              1996            Order filling and shipping of everyday
Arkansas                                                              and            and seasonal products
                                                                     2005

Milton,                                          46,000              1995            Order filling and shipping of hair
Pennsylvania                                                                         accessory products for Wilhold

Osceola,                  2,598,500                                                  Cutting, folding, finishing and
Arkansas                                                                             packaging of seasonal greeting cards and
                                                                                     warehousing; distribution of seasonal products

Pembroke Pines,                                  68,000              1998            Manufacture, order filling and shipping of
Florida                                                                              non-prescription reading glasses for
                                                                                     Magnivision, Inc.

Philadelphia,                                   120,000              2017            Processing of seasonal products and hand
Mississippi                                                                          finishing of greeting cards


                                                                  Expiration
                               Approximate Square                   Date of
                                 Feet Occupied                     Material           Principal
Location                 Owned                Leased                Leases            Activity
- - --------                 -----                ------                ------            --------
Ripley,                                          165,000             1995            Seasonal card printing
Tennessee                                                             and            and forms
                                                                     2001

Shelbyville,                                     250,000             1997            Warehousing for Carlton Cards Retail, Inc.
Kentucky

Sunbury,                   145,000                                                   Manufacture of hair accessory products for
Pennsylvania                                                                         Wilhold

Tutwiler,                  110,000                                                   Manufacture of wooden picture
Mississippi                                                                          frames for Acme Frame Products, Inc.

Corby,                      85,000                                                   Distribution of greeting cards and
England                                                                              related products for Carlton Cards
                                                                                     Limited (UK)

Dewsbury,                  361,000                97,500             1995,           General offices of
England                                                              2002,           Carlton Cards Limited
(6 locations)                                                        2008            (UK) and manufacture
                                                                      and            of greeting cards and
                                                                     2015            related products

Mexico City,               166,000                                                   General offices of
Mexico                                                                               Felicitaciones
                                                                                     Nacionales S.A. de
                                                                                     C.V. and manufacture
                                                                                     of greeting cards and
                                                                                     related products

Paris, France                                     70,000             1997            Distribution of greeting cards and related
                                                                                     products for Carlton Cards France SNC

Toronto,                 1,084,500                                                   General offices of Carlton Cards Ltd.
Ontario,                                                                             (Canada); manufacture of greeting cards
Canada                                                                               and related products
(2 locations)

Item 3.        Legal Proceedings

               As of April 1, 1994, the Corporation is a party to nine legal proceedings relating to state and federal environmental laws. One or more governmental authorities is a party to each proceeding. The proceedings allege, among other things, that hazardous waste material generated by the Corporation was improperly disposed of by others. In eight of these cases the Corporation has entered into consent decrees under which the Corporation has agreed to pay a PRO RATA share of clean-up costs. Costs of remediation in each of the proceedings cannot be estimated at this time; however, in the opinion of management, based on the amounts involved in each proceeding and in the aggregate, such liabilities will not have a material effect on the Corporation's consolidated financial position.

Item 4.        Submission of Matters to Vote of Security Holders

               None

Executive Officers of the Registrant
- - ------------------------------------
               The following is a list of the Corporation's executive officers, their ages as of April 1, 1994, their positions and offices, and number of years in executive office:


                                                    Years as
Name                              Age         Executive Officer         Current Position and Office
- - ----                              ---         -----------------         ---------------------------
Irving I. Stone                    85                 44                Founder-Chairman and Chairman
                                                                           of the Executive Committee
Morry Weiss                        54                 22                Chairman and Chief Executive
                                                                           Officer
Edward Fruchtenbaum                46                  8                President and  Chief Operating
                                                                           Officer
Henry Lowenthal                    62                 22                Senior Vice President and
                                                                           Chief Financial Officer
James R. Van Arsdale               55                 11                Senior Vice President
John M. Klipfell                   44                 11                Senior Vice President
Harvey Levin                       61                 13                Senior Vice President
William R. Mason                   49                 12                Senior Vice President
James M. Semon                     54                 15                Senior Vice President
Erwin Weiss                        45                  4                Senior Vice President
Jon Groetzinger, Jr.               45                  6                Senior Vice President, General Counsel and Secretary
Dale A. Cable                      47                  2                Treasurer
William S. Meyer                   47                  6                Controller

               Mr. Irving I. Stone is the father-in-law of Morry Weiss. The Board of Directors annually elects all executive officers; however executive officers are subject to removal, with or without cause, at any time.

               All of the executive officers listed above, with the exception of Dale A. Cable, have served in the capacity shown or similar capacities with the Corporation (or major subsidiary) over the past five years. Mr. Cable was Treasurer-Assistant Secretary of Standard Products Company from 1989 to 1992, and Corporate Treasurer of Sheller-Globe Corporation from 1987 to 1989.

                                    PART II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters

(a) MARKET INFORMATION *
- - ----------------------
               The high and low stock prices for the Corporation's Class A Common Shares, as reported in the NASDAQ National Market Listing, for the years ended February 28, 1994, and 1993:

                                                    1994                          1993
                                         ------------------------      ------------------------

                                           High            Low           High             low
                                         --------       --------       --------        ---------
               1st Quarter                $29-1/4        $23-7/8        $21-7/8         $18-7/8
               2nd Quarter                 29-7/8         26-1/2         22-1/2          18-7/8
               3rd Quarter                 33-1/2         27-7/8         24-5/8          21-3/8
               4th Quarter                 34-1/4         27-7/8         26-1/8          22-1/2

               The Corporation's Class A Common Shares, $1.00 par value per Share, are traded on the NASDAQ National Market under the trading symbol:
AGREA. Society National Bank, Cleveland, Ohio, is the Corporation's registrar and transfer agent. There is no public market for the Class B Common Shares of the Corporation. Pursuant to the Corporation's Amended Articles of Incorporation, a holder of Class B Common Shares may not transfer such Class B Common Shares (except to permitted transferees, a group that generally includes members of the holder's extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation's Class A Common Shares. If the Corporation does not purchase such Class B Common Shares, the holder must convert such shares, on a share for share basis, into Class A Common Shares prior to any transfer.

(b) SHAREHOLDERS
- - ----------------
               At April 1, 1994, there were approximately 14,700 holders of Class A Common Shares and 295 holders of Class B Common Shares of record and individual participants in security position listings.

(c) CASH DIVIDENDS *
- - ------------------

     Dividends Per Share                                                       1994          1993
     -------------------                                                     --------      --------
         1st Quarter (paid June 10, 1993 and 1992)                           $.1075        $.0975
         2nd Quarter (paid September 10, 1993 and 1992)                      $.125         $.1075
         3rd Quarter (paid December 10, 1993 and 1992)                       $.125         $.1075
         4th Quarter (paid March 10, 1994 and 1993)                          $.125         $.1075
                                                                            -------        -------
                                                                             $.4825        $.42
                                                                            ========      ========


               Provisions of certain loan agreements contain restrictions on the payment of cash dividends, under the most restrictive of which retained earnings of approximately $99,124,000 are available for the payment of dividends at February 28, 1994.

* Per share amounts have been restated to reflect the stock split, which occurred on September 10, 1993.

Item 6.        Selected Financial Data

Years ended February 28 or 29
Thousands of dollars except per share amounts *

Summary of Operations
                                               1994              1993            1992               1991              1990
                                          -------------     --------------   -------------      -------------     -------------
Total revenue. . . . . . . . . . . .       $1,780,815         $1,688,184      $1,573,061         $1,431,806        $1,308,984
Material, labor and other
   production costs. . . . . . . . .          672,020            661,183         645,951            597,109           563,326
Interest expense . . . . . . . . . .           16,897             26,924          30,423             31,378            27,691
Income before cumulative effect of
  accounting changes . . . . . . . .          130,884            112,288          97,462             82,497            72,177
Cumulative effect of accounting
  changes, net of tax. . . . . . . .           17,182                  -               -                  -                 -
Net income . . . . . . . . . . . . .          113,702            112,288          97,462             82,497            72,177
Income per share:
  Before cumulative effect of
    accounting changes . . . . . . .             1.77               1.55            1.40               1.30              1.13
  Cumulative effect of accounting
    changes, net of tax. . . . . . .              .23                  -               -                  -                 -
  Net income . . . . . . . . . . . .             1.54               1.55            1.40               1.30              1.13
Cash dividends per share . . . . . .              .48                .42             .38                .35               .33
Fiscal year end market price per share          27.88              24.00           21.25              18.88             15.63
Average number of shares outstanding       73,809,132         72,440,114      69,514,436         63,291,126        64,059,066

Financial Position

Accounts receivable  . . . . . . . .       $  322,675         $  276,932      $  264,125         $  272,179          $233,103
Inventories. . . . . . . . . . . . .          243,357            228,123         275,955            277,630           242,314
Working capital. . . . . . . . . . .          474,280            581,651         628,997            484,169           480,189
Total assets . . . . . . . . . . . .        1,565,234          1,548,400       1,437,760          1,234,461         1,119,834
Capital additions  . . . . . . . . .          102,859             77,099          67,328             45,303            42,869
Long-term debt . . . . . . . . . . .           54,207            169,381         255,711            246,181           235,497
Shareholders' equity . . . . . . . .        1,053,442            952,535         865,046            656,606           604,604
Shareholders' equity per share . . .            14.21              13.07           12.05              10.39              9.44
Net return on average shareholders'
  equity before cumulative effect of
  accounting changes . . . . . . . .            13.0%              12.4%           12.8%              13.1%             12.3%
Return on total revenue before income
  taxes and cumulative effect of
  accounting changes . . . . . . . .            11.8%              10.7%            9.7%               9.1%              8.9%

* Share and per share amounts have been restated to reflect the 1994 stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- - ---------------------
During 1994, the Corporation's revenue growth continued as net sales reached $1.77 billion, a 5.9% increase over 1993. This increase reflects ongoing strong sales of everyday and seasonal cards through both traditional channels of distribution and the new personalized greeting card machines. Unit sales of greeting cards increased 1% and net sales of greeting cards in dollars increased 6.9%. These improvements were offset somewhat by the weakening of foreign currencies against the U.S. dollar which had an unfavorable revenue impact of 1.4 percentage points. In 1993, net sales increased 7.6% over 1992 with greeting card unit sales up 1% and greeting card sales in dollars up 9.7%.

The percent of net sales contributed by each major product classification is as follows:

                                                                1994           1993            1992
                                                                ----           ----            ----
Everyday Greeting Cards . . . . . . . . . . . . . . . . . . . .  41%            41%             40%
Seasonal Greeting Cards . . . . . . . . . . . . . . . . . . . .  24%            24%             23%
Gift Wrapping and Party Goods . . . . . . . . . . . . . . . . .  18%            18%             19%
Consumer Products . . . . . . . . . . . . . . . . . . . . . . .  13%            10%             11%
Stationery and Miscellaneous  . . . . . . . . . . . . . . . . .   4%             7%              7%

The Consumer Product classification includes, among other items, giftware, frames, non-prescription reading glasses, hair care accessories and candles.

Other income, which reflected lower royalty income, decreased to $10.9 million from $16.5 million in 1993 and $19.1 million in 1992. During 1994, the demand for character licensing continued the downward trend experienced in recent years. The income from character licensing did not significantly contribute to 1994 results and further declines in this income will have minimal impact on revenue.

Material, labor and other production costs continued to decrease as a percent of net sales and were 38% for 1994, down from 39.6% and 41.6% in 1993 and 1992,
respectively.   Contributing to the margin improvements were price increases and reductions in card material costs in the United States which decreased 1.1% during 1994 and 1.8% during 1993. Both years include improvements related to just-in-time manufacturing processes. In 1993, costs in this category also included a reduction of $4.8 million as a result of LIFO inventory reductions.

As a percent of net sales, selling, distribution and marketing expenses increased slightly to 37.1% in 1994 from 36.9% in 1993. In 1992 these expenses were 35.8% of net sales. The increase in both years resulted primarily from amortization of the deferred costs related to agreements with retail customers as described in Note C to the Consolidated Financial Statements contained in Item 8 hereof. The higher amortization expense reflects the Corporation's increased use of these agreements to develop and maintain business with retail customers. The increased use of these agreements has not had a material impact on operations and the impact of unamortized deferred costs relating to existing agreements should remain immaterial to operations.

Advertising costs, which are included in selling, distribution and marketing expenses, were $48.2 million in 1994, and were primarily for the Corporation's cooperative advertising program with retailers and an initial national advertising test for CreataCard. These expenses, which were $48.1 million in 1993 and $45.4 million in 1992, will increase to support CreataCard.

Administrative and general expenses were 12.8% of net sales in 1994 compared to 12.1% in 1993 and 12% in 1992. This increase reflected the growth of certain new operating units, including Magnivision and CreataCard, which had higher
administrative and general expenses than the traditional business.   The impact
of these units on this expense category should diminish as these businesses
expand.   Excluding the impact of these units, administrative and general expenses were 12.5% of net sales for 1994.

Administrative and general expenses also included increases in the contribution to the profit sharing retirement plan of $4.3 million in each of the past two years which resulted from higher pre-tax income in the United States. Additionally, the net pre-tax cost of corporate owned life insurance increased $2.5 million in 1994 after increasing $3.5 million in the prior year. As discussed below, the pre-tax cost of these life insurance programs are more than offset by the reduction in the Corporation's effective tax rate. Bad debt expense increased to $10.8 million in 1994 from $9.8 million in 1993 and $8.7 million in 1992. These increases reflect normal additions to the allowance for doubtful accounts which the Corporation believes represents an adequate provision for possible losses from bad debts.

Interest expense for 1994 was $16.9 million, down significantly from $26.9 million in 1993 and $30.4 million in 1992. The decrease in 1994 was due to the repayment of the 8.375% notes on March 1, 1993 with funds on hand. The decrease in 1993 from 1992 resulted from lower interest rates in the United States and the amortization of an option premium on an interest rate swap. The premium amortization reduced interest expense by $1.1 million in 1994 and $2.1 million in 1993. See Note D to the Consolidated Financial Statements for further discussion of the interest rate swap.

The 1994 effective tax rate decreased to 37.5% from 38% in 1993 after increasing from 36.3% in 1992. The increase in the United States statutory rate for 1994 was more than offset by additional tax benefits from the corporate owned life insurance programs. In addition, foreign losses with no tax benefit, which caused the increase in the 1993 effective rate, decreased in 1994. See Note G to the Consolidated Financial Statements contained in Item 8 hereof for further discussion of the effective tax rate.

During 1994, the Corporation declared a two-for-one common stock split effected in the form of a 100% share dividend which was distributed on September 10,
1993 to stockholders of record on August 27, 1993.   In the following
discussion, per share amounts have been restated to reflect this split.

The Corporation adopted two new accounting standards during 1994 and reflected the impact of these changes as a one-time cumulative effect of accounting changes. These new standards were Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes." The Corporation elected to immediately recognize the full SFAS 106 transition obligation, the effect of which was to reduce net income by $22.5 million or $.31 per share. The adoption of SFAS 109 resulted in a one-time benefit of $5.3 million or $.08 per share. Neither of the accounting changes had a material effect on operations nor any impact on cash flow for 1994 and these changes are not expected to materially impact 1995 results. See Note E to the Consolidated Financial Statements - Postretirement Benefits Other Than Pensions and Note G to the Consolidated Financial Statements - Income Taxes, contained in Item 8 hereof for further discussion.

Income before the cumulative effect of these accounting changes was $130.9 million or $1.77 per share, up 16.6% from $112.3 million or $1.55 per share in 1993. In 1992, net income was $97.5 million or $1.40 per share. The net impact of the accounting changes was to reduce net income by $17.2 million or $.23 per share.

FOREIGN OPERATIONS
- - ------------------
Total foreign revenue of $260 million, which reflected the weakening of foreign currencies against the U.S. dollar, was down from $273.1 million in 1993 and $263.2 million in 1992. The increase in 1993 was due to the acquisition of specialty stores in the United Kingdom and Canada. Operating profit, which was also negatively impacted by the exchange rates, was $5.4 million compared to $8.1 million and $10.6 million in 1993 and 1992, respectively.

Canadian revenue for 1994 was 5.1% below 1993 revenue as increased sales of everyday and seasonal cards were offset by the exchange rate impact and a weakness in the retail market for non-card products. Revenue increased 1% during 1993 as strong sales of everyday cards and seasonal cards and accessories were offset by a decrease in the exchange rate.

Operating profit in Canada was $18.9 million, a 13.5% decrease from 1993. This decrease reflects the impact of the exchange rate and lower sales in the retail market for non-card products. For 1993, operating profit decreased 6.3% due to the exchange rate and higher retail expenses from store acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
In 1994, operating activities provided $75.6 million in cash which was used to expand both the conventional business and CreataCard. Cash provided by operations was $169.3 million in 1993 and $69.4 million in 1992. Significant reductions in inventory levels contributed to the 1993 improvement while in 1994 inventories increased due to the production of a new card line in the United Kingdom, advance purchases of favorably priced raw materials in the United States and the acquisition of Magnivision, among other lesser factors. Inventories as a percent of material, labor and other production costs were 36.2%, up from the 34.5% achieved in 1993 but lower than the 42.7% reported for 1992.

Trade accounts receivable were 18.2% of net sales for 1994 compared to 16.6% at the end of 1993 and 17% for 1992. The increase in 1994 primarily reflected the continued use of extended payment terms. Cash generated from operations was also impacted by the increase in deferred costs related to agreements with customers. These deferred costs are described above and in Note C to the Consolidated Financial Statements contained in Item 8 hereof.

Investing activities for 1994 included $102.9 million of capital expenditures which increased $25.8 million over 1993 expenditures. This increase was due to the mass introduction of CreataCard machines which was accelerated from the original schedule in order to establish market position. The increase from 1992 to 1993 was also due primarily to the start up of this business. The Corporation anticipates capital expenditures of approximately $90 million in 1995, primarily for improvements to existing facilities and updates to technological processes.

During 1994, additional policy loans under the corporate-owned life insurance program, net of the increase in cash surrender value, provided $18.9 million of cash from investing activities. As described in Note A to the Consolidated Financial Statements contained in Item 8 hereof, the Corporation's cash surrender value of these policies is recorded net of policy loans in other assets and is not significant to the Corporation's financial position. In 1993, the net insurance investment did not increase as policy loans offset increases in cash surrender value and, in 1992, investing activities reflected increases in insurance investments of $19.9 million.

Financing activities for 1994 included both a reduction of long-term debt and a shift from long-term debt to short-term borrowings. On March 1, 1993, the Corporation's $100 million 8.375% notes were paid with current funds on hand. On July 15, 1993, the $100 million 8.125% notes were called and replaced with short-term borrowings. An interest rate swap option was also exercised on July 15, 1993. Under the terms of the swap, the Corporation pays 8.125% fixed and receives the US Dealer Commercial Paper Composite Rate floating until July 15, 1996. See Note D to the Consolidated Financial Statements contained in Item 8 hereof for further discussion of the interest rate swap.

As of the end of 1994, the ratio of total debt to total capitalization (equity plus short and long-term debt) decreased to 15.0% from 22.9% in 1993 and 25.7% in 1992. The improvement in this ratio resulted from both the reduction of long-term debt and the increase in shareholders' equity to $1.1 billion from $952 million in 1993 and $865 million in 1992. During 1994, the Corporation paid cash dividends of $35.6 million, up from $30.5 million and $26.5 million in 1993 and 1992, respectively.

Working capital of $474 million at the end of 1994 and $582 million in 1993 reflected the movement of the long-term notes to current liabilities. In 1992, working capital was $629 million. The seasonal nature of the business results in peak working capital requirements which are financed primarily through short-term borrowings. As described in Note D to the Consolidated Financial Statements contained in Item 8 hereof, the Corporation has credit facilities in place to meet both seasonal working capital requirements and the shift from long-term to short-term debt. Funds generated by operations, along with funds available under these facilities for seasonal borrowings, are expected to meet the Corporation's currently anticipated funding requirements.


Prospective Information
- - -----------------------
Management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation.

Item 8.         Financial Statements and Supplementary Data

CONSOLIDATED STATEMENT OF INCOME

Years ended February 28 or 29, 1994, 1993 and 1992

Thousands of dollars except per share amounts

                                                              1994                   1993                   1992
                                                           ----------              ----------             ----------
Net sales                                                  $1,769,964              $1,671,692             $1,553,961
Other income                                                   10,851                  16,492                 19,100
                                                           ----------              ----------             ----------
 TOTAL REVENUE                                              1,780,815               1,688,184              1,573,061

Costs and expenses:
  Material, labor and other production
   costs                                                      672,020                 661,183                645,951
  Selling, distribution and marketing                         655,823                 616,538                556,828
  Administrative and general                                  226,661                 202,429                186,858
  Interest                                                     16,897                  26,924                 30,423
                                                           ----------              ----------             ----------
                                                            1,571,401               1,507,074              1,420,060
                                                           ----------              ----------             ----------

Income before income taxes and
  cumulative effect of
  accounting changes                                          209,414                 181,110                153,001

  Income taxes                                                 78,530                  68,822                 55,539
                                                           ----------              ----------             ----------
Income before cumulative
  effect of accounting changes                                130,884                 112,288                 97,462
Cumulative effect of
  accounting changes, net of tax                               17,182                  -                      -
                                                           ----------              ----------             ----------

NET INCOME                                                 $  113,702              $  112,288             $   97,462
                                                           ==========              ==========             ==========


Income per share:
  Before cumulative effect of
    accounting changes                                         $1.77                   $1.55                  $1.40

  Cumulative effect of
    accounting changes, net of tax                               .23                     -                     -
                                                               -----                   -----                  -----

NET INCOME PER SHARE                                           $1.54                   $1.55                  $1.40
                                                               =====                   =====                  =====


Average number of shares outstanding                       73,809,132              72,440,114             69,514,436

See notes to consolidated financial statements.
Share and per share amounts have been restated to reflect the September, 1993 stock split.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 1994 and 1993
Thousands of dollars


ASSETS                                                                                   1994                1993
                                                                                      ----------          ----------
CURRENT ASSETS
  Cash and equivalents                                                                $  101,066          $  235,186
  Trade accounts receivable, less allowances for
    sales returns of $97,903 ($72,054 in 1993) and
    for doubtful accounts of $13,084 ($13,816 in 1993)                                   322,675             276,932
  Inventories:
    Raw material                                                                          48,845              44,469
    Work in process                                                                       38,956              30,171
    Finished products                                                                    202,620             204,010
                                                                                      ----------          ----------
                                                                                         290,421             278,650
    Less LIFO reserve                                                                     84,970              84,887
                                                                                      ----------          ----------
                                                                                         205,451             193,763
    Display material and factory supplies                                                 37,906              34,360
                                                                                      ----------          ----------
      Total inventories                                                                  243,357             228,123
  Deferred and refundable income taxes                                                    62,075              66,339
  Prepaid expenses and other                                                             121,022             105,277
                                                                                      ----------          ----------
      Total current assets                                                               850,195             911,857

OTHER ASSETS                                                                             286,117             248,991

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                     5,975               6,182
  Buildings                                                                              265,220             258,511
  Equipment and fixtures                                                                 522,770             443,548
                                                                                      ----------          ----------
                                                                                         793,965             708,241

  Less accumulated depreciation                                                          365,043             320,689
                                                                                      ----------          ----------
      Property, plant and equipment - net                                                428,922             387,552
                                                                                      ----------          ----------

                                                                                      $1,565,234          $1,548,400
                                                                                      ==========          ==========





See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION - CONTINUED

February 28, 1994 and 1993
Thousands of dollars


LIABILITIES AND SHAREHOLDERS' EQUITY                                             1994                 1993
                                                                               ----------           ----------
CURRENT LIABILITIES
  Debt due within one year                                                     $  132,036           $  113,986
  Accounts payable                                                                127,792              113,684
  Payrolls and payroll taxes                                                       53,164               54,099
  Retirement plans                                                                 20,766               17,409
  Dividends payable                                                                 9,300                7,837
  Income taxes                                                                     32,857               23,191
                                                                               ----------           ----------
      Total current liabilities                                                   375,915              330,206

LONG-TERM DEBT                                                                     54,207              169,381

POSTRETIREMENT BENEFIT OBLIGATION                                                  19,427                 -

DEFERRED INCOME TAXES                                                              62,243               96,278

SHAREHOLDERS' EQUITY
  Common shares - par value $1:
    Class A - 69,590,011 shares issued
    less 43,886 Treasury shares in 1994
    and 68,714,572 shares issued less 66,472
    Treasury shares in 1993                                                        69,546               34,324


    Class B - 6,066,096 shares issued
    less 1,493,152 Treasury shares in 1994
    and 6,064,522 shares issued less
    1,810,742 Treasury shares in 1993                                               4,573                2,127


  Capital in excess of par value                                                  249,192              259,093
  Treasury stock                                                                  (28,240)             (28,152)
  Cumulative translation adjustment                                               (16,421)             (11,580)
  Retained earnings                                                               774,792              696,723
                                                                               ----------           ----------
      Total shareholders' equity                                                1,053,442              952,535
                                                                               ----------           ----------

                                                                               $1,565,234           $1,548,400
                                                                               ==========           ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28 or 29, 1994, 1993 and 1992

Thousands of dollars
                                                                        1994              1993                  1992
                                                                      --------          --------              --------
OPERATING ACTIVITIES:
  Net income                                                          $113,702          $112,288              $ 97,462
  Adjustments to reconcile to net cash
   provided (used) by operating activities:
    Postretirement benefit obligation                                   22,530              -                     -
    Depreciation                                                        59,575            48,450                45,517
    Deferred and refundable income taxes                               (15,809)           (9,286)               (4,197)
    Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts
         receivable                                                    (37,940)          (17,498)                4,722
       (Increase) decrease in inventories                              (13,196)           39,279                (3,281)
       Increase in other current assets                                (31,256)          (35,263)              (26,100)
       Increase in deferred cost - net                                 (52,887)          (16,942)              (46,520)
       Increase (decrease) in accounts
         payable and other liabilities                                  23,008            43,401                (9,170)
    Other - net                                                          7,886             4,851                10,949
                                                                      --------          --------              --------
    Cash Provided by Operating Activities                               75,613           169,280                69,382

INVESTING ACTIVITIES:
  Property, plant & equipment additions                               (102,859)          (77,099)              (67,328)
  Proceeds from sale of fixed assets                                     1,009               592                 2,669
  Investment in corporate owned life insurance                          18,930               471               (19,921)
  Other                                                                  1,344           (10,473)                 (500)
                                                                      ---------         --------              --------
    Cash Used by Investing Activities                                  (81,576)          (86,509)              (85,080)

FINANCING ACTIVITIES:
  Increase in long-term debt                                            19,519            19,103                21,155
  Reduction of long-term debt                                         (216,892)           (3,911)              (14,126)
  Increase (decrease) in short-term debt                                89,456           (16,717)                3,008
  Proceeds from common stock offering                                     -                 -                  135,428
  Sale of stock under benefit plans                                     21,792            15,100                 8,190
  Purchase of treasury shares                                           (6,399)           (8,028)               (1,866)
  Dividends to shareholders                                            (35,633)          (30,494)              (26,475)
                                                                      --------          --------              --------
    Cash (Used) Provided by Financing Activities                      (128,157)          (24,947)              125,314
                                                                      --------          --------              --------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS                           (134,120)           57,824               109,616

Cash and Equivalents at Beginning of Year                              235,186           177,362                67,746
                                                                      --------          --------              --------
Cash and Equivalents at End of Year                                   $101,066          $235,186              $177,362
                                                                      ========          ========              ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Years ended February 28 or 29, 1994, 1993 and 1992
Thousands of dollars except per share amounts
                                             Common Shares         Capital in                Cumulative
                                         -----------------------   Excess of    Treasury     Translation    Retained
                                            Class A    Class B     Par Value      Stock      Adjustment     Earnings     Total
                                         ----------  -----------   ----------   ----------   -----------  ----------- ------------
BALANCE FEBRUARY 28, 1991                 $ 29,554     $  2,055      $115,028     $(41,584)    $   3,748     $547,805   $  656,606
  Net income                                                                                                   97,462       97,462
  Cash dividends-$.38 per
    share                                                                                                     (26,475)     (26,475)
  Exchange of shares                            20          (20)
  Sale of shares under benefit
    plans, including tax benefits              353            5        6,439         3,112                     (1,719)       8,190
  Purchase of treasury shares                  (25)         (25)                    (1,816)                                 (1,866)
  Translation adjustment                                                                         (4,299)                    (4,299)
  Retirement of treasury shares                                      (11,764)       11,764
  Issuance of stock in public
   offering                                  3,967                   131,461                                               135,428
                                          --------     --------      -------      --------     --------      --------   ----------
BALANCE FEBRUARY 29, 1992                   33,869        2,015      241,164       (28,524)        (551)      617,073      865,046
  Net income                                                                                                  112,288      112,288
  Cash dividends-$.42 per
    share                                                                                                     (30,494)     (30,494)
  Exchange of shares                           (23)          23
  Sale of shares under benefit
    plans, including tax benefits              258          177        8,497         5,274                     (2,921)      11,285
  Purchase of treasury shares                   (1)        (177)                    (7,850)                                 (8,028)
  Sale of treasury shares                                    89                      2,948                        777        3,814
  Translation adjustment                                                                        (11,029)                   (11,029)
  Issuance of stock in acquisition             221                     9,432                                                 9,653
                                          --------     --------     --------      --------    ---------      --------   ----------
BALANCE FEBRUARY 28, 1993                   34,324        2,127      259,093       (28,152)     (11,580)      696,723      952,535
  Net income                                                                                                  113,702      113,702
  Cash dividends-$.48 per
    share                                                                                                     (35,633)     (35,633)
  Exchange of shares                            16          (16)
  Sale of shares under benefit
    plans, including tax benefits              251           24        7,279           430                                   7,984
  Purchase of treasury shares                   (2)        (210)                    (6,857)                                 (7,069)
  Sale of treasury shares                                   418        8,551         5,509                                  14,478
  Translation adjustment                                                                         (4,841)                    (4,841)
  Issuance of stock in acquisition             252                    12,034                                                12,286
  Issuance of 34,704,750 class A shares
    and  2,229,618 class B shares to
    effect two-for-one stock split          34,705        2,230      (37,765)          830
                                          --------     --------     --------      --------    ---------      --------   ----------
BALANCE FEBRUARY 28, 1994                 $ 69,546     $  4,573     $249,192      $(28,240)   $ (16,421)     $774,792   $1,053,442
                                          ========     ========     ========      ========    =========      ========   ==========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 28 or 29, 1994, 1993 and 1992
Thousands of dollars except per share amounts

NOTE A - ACCOUNTING POLICIES

Stock Split and Earnings Per Share: Income per share information is based on the average number of shares outstanding during each year. On June 25, 1993, the Corporation declared a two-for-one stock split of the Corporation's common stock, effected in the form of a 100% share dividend. Such distribution was made on September 10, 1993 to shareholders of record at the close of business on August 27, 1993. All share and per share amounts have been restated to retroactively reflect the stock split. For the years presented, stock options do not have a material dilutive effect.

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All intercompany transactions are eliminated.

Cash Equivalents: The Corporation considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Financial Instruments: The carrying value of the Corporation's financial instruments approximate their fair market values, except where otherwise stated.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandiser, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, France and Mexico. The Corporation conducts business based on periodic evaluations of its customers' financial condition and generally does not require collateral.
While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit is likely.

Inventories: Finished products, work in process and raw material inventories are carried at cost, principally last-in, first-out (LIFO), not in excess of market. Display material and factory supplies are carried at average cost.

In 1993, certain inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net income by $2,716 in that year.

Investment in Purchased Tax Benefits: The cost of purchased tax credits and deductions is accounted for as an investment. Realized tax benefits are applied first to reduce the investment to equal the remaining unamortized interest cost related to the transaction, and then to the establishment of deferred tax liabilities. Interest expense is amortized over the life of the investment.

Investment in Life Insurance: The Corporation's investment in corporate-owned life insurance policies is recorded net of policy loans in other assets. The net life insurance expense, including interest expense, is included in administrative and general expenses in the Consolidated Statement of Income. The related interest expense is $43,543, $31,851, and $19,248 in 1994, 1993 and 1992, respectively.

Property and Depreciation: Property, plant and equipment is carried at cost. Depreciation and amortization of buildings, equipment and fixtures is computed principally by the straight-line method over the useful lives of the various assets or, in the case of certain property under capital lease, over the lesser of the useful life or the lease term.

Revenue Recognition: Sales and related costs are recorded by the Corporation upon shipment of products to non-related retailers and upon the sale of products at Corporation-owned retail locations. Seasonal cards are sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of seasonal cards when those products are shipped to retailers.

Income Taxes: Deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts measured by tax laws.

NOTE B - PREPAID EXPENSES AND OTHER

The prepaid expenses and other classification consists of deferred costs relating to agreements with certain customers, cash and short-term investments held in trust for the payment of medical benefits, rent and insurance.

The largest component of prepaid expenses and other is deferred costs estimated to be charged to operations during the next year and are $98,004 and $69,535 at February 28, 1994 and 1993, respectively.

Cash and short-term investments held in trusts restricted for the payment of benefits provided under the Corporation's health care plan are $8,456 and $23,163 at February 28, 1994 and 1993, respectively.

At February 28, 1994, the assets held in trust for benefits to retired employees was recorded as a reduction of the Corporation's postretirement benefit obligation.

NOTE C - OTHER ASSETS

The other asset classification consists of various long-term assets such as deferred costs relating to agreements with certain customers, corporate-owned life insurance, goodwill and equity investments. The largest component of other assets is deferred costs, which are $174,524 and $121,762 at February 28, 1994 and 1993, respectively. Deferred costs are charged to operations on a straight-line basis, generally three to six years. Deferred costs estimated to be charged to operations during the next year are classified as a prepaid expense.

NOTE D - LONG AND SHORT-TERM DEBT

The Corporation has a $250,000 domestic revolving credit agreement which supports its commercial paper borrowing arrangement. The agreement extends through July 1998 and is renewable thereafter on an annual basis. A commitment fee of 1/8 of 1% is due on the unused portion. The Corporation also has a $100,000 domestic uncommitted line of credit available for short-term financing. In addition, the Corporation's subsidiaries in Canada, the United Kingdom and France have credit agreements permitting borrowing of up to $154,152 of which $79,225 is convertible to term loans. At February 28, 1994, $82,179 was outstanding under these foreign revolving credit facilities, which expire at various dates, the earliest of which is June 1994. All of the Corporation's revolving credit agreements provide for various borrowing alternatives in their respective currencies with interest rates approximating local prime lending rates. In addition, foreign subsidiary overdraft facilities total $7,219 at year end.

Debt due within one year consists of current maturities of long-term debt, notes payable of $45,970 in 1994 ($12,825 in 1993) and commercial paper of $66,946 in 1994.

At February 28, 1994 and 1993, long-term debt consists of the following:


                                                     1994                      1993
                                                  ---------                 ---------
8.125% notes, due July 15, 1996                   $    -                    $ 100,000
8.375% notes, due March 1, 1993                        -                      100,000
Revolving credit agreements                          71,196                    47,422
Other                                                 2,131                    23,120
                                                  ---------                 ---------
                                                     73,327                   270,542
Less current maturities                              19,120                   101,161
                                                  ---------                 ---------
                                                  $  54,207                 $ 169,381
                                                  =========                 =========


Aggregate maturities of long-term debt are as follow:

                                                       1995      $19,120
                                                       1996          823
                                                       1997       27,490
                                                       1998         -
                                                       1999         -
                                                 Thereafter       25,894
                                                                --------
                                                                 $73,327
                                                                ========

Provisions of certain loan agreements contain restrictions on the payment of cash dividends, under the most restrictive of which retained earnings of approximately $99,124 are available for the payment of dividends at February 28, 1994.

At February 28, 1994, the Corporation had credit arrangements to support the issuance of letters of credit in the amount of $40,090 with $25,134 of open credits outstanding.

Interest paid on short-term and long-term debt was $17,495 in 1994, $27,386 in 1993 and $29,478 in 1992.

During 1993 the Corporation sold an option to enter into an interest rate swap agreement to hedge a notional amount of $100,000. The cash consideration received from the sale of the option is recorded as a reduction of interest expense over the period of the option. On July 15, 1993, the $100,000 8.125% notes were called and replaced with short-term borrowings. Also on that date, the interest rate swap was exercised. Under the terms of the swap, the Corporation pays 8.125% fixed and receives the US Dealer Commercial Paper Composite Rate floating until July 15, 1996, the maturity date of the swap agreement. At February 28, 1994, the cost to the Corporation upon cancellation of the swap would be $7,688. However, the Corporation intends to hold the swap agreement until maturity.

NOTE E - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who are age 65 or over at retirement with 15 or more years of service and who were hired on or before December 31, 1991. In addition, for retirements on or after January 2, 1992 the retiree must have been continuously enrolled for health care for a minimum of five years or since January 2, 1992. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The Corporation maintains a trust for the payment of retiree health care benefits. This trust is funded at the discretion of management.

On March 1, 1993 the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The statement requires the Corporation to recognize the cost of providing certain retiree benefits on an accrual basis. The Corporation elected to immediately recognize the cumulative effect of this accounting change at March 1, 1993 and reduced income by $36,048 ($22,530 net of tax). Postretirement benefit costs for 1993 and 1992, which were recorded on a cash basis, have not been restated. Income before the cumulative effect of the accounting change was not materially impacted for 1994.

The following table presents the plan's funded status at February 28, 1994 as recognized in the Corporation's Consolidated Statement of Financial Position:

                                                                                           1994
                                                                                          --------
  Accumulated postretirement benefit obligation:
    Retirees                                                                              $ 16,005
    Fully eligible active plan participants                                                  4,994
    Other active plan participants                                                          18,304
                                                                                          --------
      Accumulated postretirement benefit
        obligation                                                                          39,303
  Plan assets, primarily listed
    stocks and bonds                                                                       (18,475)
                                                                                          --------
  Accumulated postretirement benefit obligation
    in excess of plan assets                                                                20,828
  Unrecognized net loss                                                                     (1,401)
                                                                                          --------

Postretirement benefit obligation                                                         $ 19,427
                                                                                          ========

Net periodic postretirement cost includes the following components:

                                                                                           1994
                                                                                        ---------
  Service cost                                                                             1,381
  Interest cost                                                                            3,118
  Actual return on plan assets                                                              (897)
                                                                                        --------
                                                                                        $  3,602
                                                                                        ========

Assumptions used in the computations:
  Assumed discount rate                                                                         7.5%
  Expected long-term rate of return on plan assets                                              7%

A 9% annual rate of increase in per capita cost of covered benefits is assumed through 1996. This rate decreases to 7.5% in 1997 and to 6% in 2002 and remains at that level thereafter. This health care trend rate has a significant impact on the amount reported. For example, a 1% increase in the trend rate in each year would increase the accumulated postretirement benefit obligation at February 28, 1994 by $2,871 and increase aggregate service and interest cost for the year by $916.

NOTE F - LONG TERM LEASES

The Corporation is committed under noncancelable operating leases for commercial properties (many of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28 or 29, 1994, 1993 and 1992 follows:

                                                          1994                1993               1992
                                                        --------            --------           --------
Gross rentals. . . . . . . . . .                         $63,377            $ 65,707           $ 58,990
Less sublease rentals. . . . . .                           7,733               6,196              6,726
                                                         -------            --------           --------
Net rental expense . . . . . . .                         $55,644            $ 59,511           $ 52,264
                                                         =======            ========           ========

At February 28, 1994, future minimum rental payments for noncancelable operating leases, net of minimum noncancelable sublease rentals to be received, follow:

                                                         Gross             Sublease              Net
                                                         Rentals           Rentals             Rentals
                                                        --------           --------            --------
1995 . . . . . . . . . . . . . .                        $ 51,885            $  8,515           $ 43,370
1996 . . . . . . . . . . . . . .                          46,459               7,965             38,494
1997 . . . . . . . . . . . . . .                          40,281               7,551             32,730
1998 . . . . . . . . . . . . . .                          35,042               7,127             27,915
1999 . . . . . . . . . . . . . .                          32,252               6,985             25,267
Later years. . . . . . . . . . .                         177,884              40,680            137,204
                                                        --------            --------           --------
                                                        $383,803            $ 78,823           $304,980
                                                        ========            ========           ========

The Corporation also holds a portion of its operating facilities under industrial revenue bond related capital leases. The capitalized leased net assets and related obligations are not material to the Consolidated Statements of Financial Position at February 28, 1994 and 1993.

NOTE G - INCOME TAXES

Effective March 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement required the Corporation to change its method of accounting for income taxes from the deferred method to the liability method. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative effect of adopting the statement as of March 1, 1993 was to increase net income by $5,348.

Income taxes have been provided as follows:

                                                      Liability
                                                       Method                     Deferred Method
                                                        1994                  1993               1992
                                                     ----------             --------           --------
Current:
  Federal                                             $  78,274            $ 63,721           $ 43,879
  Foreign                                                 1,936               3,677               (191)
  State and local                                        10,376              12,062             10,753
                                                      ---------            --------           --------
                                                         90,586              79,460             54,441

Deferred (principally federal)                          (12,056)            (10,638)             1,098
                                                      ---------            --------           --------
                                                      $  78,530            $ 68,822           $ 55,539
                                                      =========            ========           ========

Significant components of the Corporation's deferred tax liabilities and assets at February 28, 1994 are as follow:

         Deferred tax liabilities:
                 Depreciation                                                                   $60,872
                 Other                                                                           26,013
                                                                                                -------

                          Total deferred tax liabilities                                        $86,885
                                                                                                =======

         Deferred tax assets:
                 Sales returns                                                                  $30,228
                 Tax loss carryforwards                                                          14,321
                 Other                                                                           56,487
                                                                                                -------
                                                                                                101,036

                 Valuation allowance                                                           (14,321)
                                                                                               -------

                          Total deferred tax assets                                             $86,715
                                                                                                =======



The valuation allowance represents foreign loss carryforwards which may not be realized.

Prepaid and deferred income taxes which relate to timing differences in the recognition of revenues and expenses for tax and financial reporting purposes are as follow:



                                                                    1993                        1992
                                                                 ----------                  ----------
 Inventory costing                                                $  1,046                    $    774
 Non-deductible reserves                                            (4,444)                     (1,761)
 Other                                                              (7,240)                      2,085
                                                                  --------                    --------
                                                                  $(10,638)                   $  1,098
                                                                  ========                    ========

Income (loss) before income taxes and cumulative effect of accounting changes consists of the following:

                                          1994                       1993                        1992
                                        --------                   --------                    --------
United States                          $222,957                   $192,990                    $163,178
Foreign                                 (13,543)                   (11,880)                    (10,177)
                                       --------                   --------                    --------
                                       $209,414                   $181,110                    $153,001
                                       ========                   ========                    ========

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                                                  1994             1993             1992
                                                                --------         --------         --------
   Statutory rate                                                 35.0%             34.0%            34.0%
   State and local income taxes, net
     of federal tax benefit                                        3.4               4.4              4.6
   Subsidiaries' losses without tax
     benefit                                                       3.1               4.1              2.1
   Corporate-owned life insurance
     investments                                                  (5.4)             (4.3)            (3.1)
   Other                                                           1.4               (.2)            (1.3)
                                                                ---------        -----------      -----------

   Effective tax rate                                            37.5%             38.0%            36.3%
                                                                ======           =======          =======


Income taxes paid were $83,290 in 1994, $67,108 in 1993, and $64,050 in 1992.

No deferred taxes have been provided on approximately $54,000 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings, however, foreign tax credits would be available to reduce federal income taxes in the event of distribution. At February 28, 1994 the Corporation had approximately $41,000 of foreign operating loss carryforwards with no expiration date.

NOTE H - COMMON SHARES AND STOCK OPTIONS

At February 28, 1993, common shares authorized consisted of 46,900,000 Class A and 3,958,242 Class B shares. On June 25, 1993, the shareholders approved increases in the authorized number of Class A and Class B shares to 93,800,000 and 7,916,484, respectively. On that date, the Board of Directors of the Corporation declared a two-for-one stock split of the Corporation's Class A and Class B common stock, to be effected in the form of a 100% share dividend. Such distribution was made on September 10, 1993, to shareholders of record at the close of business August 27, 1993. Class A shares have one vote per share and Class B shares have ten votes per share. If holders of Class B shares wish to sell their shares, they must first offer to sell the shares to the Corporation at the closing price of the Class A shares on the day preceding the making of such offer. If the Corporation elects not to purchase the shares offered, the Class B shareholder may convert the Class B shares into Class A shares, on a share-for-share basis. During 1994, the Corporation purchased 165,762 Class B shares (340,000 shares in 1993) from a Director of the Corporation at the then-current market price of the shares.

Under the Corporation's Stock Option Plans, options to purchase Class A and Class B shares are granted to officers and other key employees at the then-current market price. In general, subject to continuing employment, options become exercisable commencing one year after date of grant in four equal annual installments and expire over a period of not more than ten years from the date of grant. The options for certain Class B shares become exercisable commencing one year after date of grant in ten equal annual installments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - COMMON SHARES AND STOCK OPTIONS (CONT'D)

Stock option transactions and prices are summarized as follow:


                                                 Number of Options                    Options  Price  Range  Per  Share
                                        ---------------------------------             -----------------------------------
                                        Class A                   Class B             Class A                     Class B
                                        -------                  --------             -------                     -------
Options outstanding
  February 28, 1991                    1,741,208               872,500                $ 3.50 -  $18.44        $ 7.16
            Granted                      165,600                    -                  16.13 -   20.25            -
            Exercised                   (705,460)               (6,750)                 3.50 -   18.44          7.16
            Cancelled                    (38,236)                   -
                                       ---------             ---------

Options outstanding
  February 29, 1992                    1,163,112               865,750                  5.85 -   20.25          7.16
            Granted                    1,743,600               296,000                 19.25 -   24.25     19.25 -  19.82
            Exercised                   (516,740)             (353,500)                 5.85 -   20.25          7.16
            Cancelled                    (85,900)                   -
                                       ---------             ---------


Options outstanding
  February 28, 1993                    2,304,072               808,250                  6.75 -   24.25     7.16  -  19.81
            Granted                      219,475                 1,590                 24.94 -   31.25         26.75
            Exercised                   (373,207)              (34,750)                 6.75 -   27.31     7.16  -  19.81
            Cancelled                   (106,800)                   -
                                       ---------             ---------

Options outstanding
  February 28, 1994                    2,043,540               775,090                  6.75 -   31.25    19.25  -  26.75
                                       =========             =========

Options exercisable at February 28:

            1994                         949,654               285,590
            1993                         757,858               159,750

NOTE I - RETIREMENT PLANS


The Corporation has a non-contributory profit-sharing plan with a 401(k) provision covering most of its United States employees. Contributions to the profit-sharing plan were $20,445, $16,966 and $14,444 for 1994, 1993 and 1992, respectively. In 1993, the Corporation began matching a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation's matching contributions were $2,577 for 1994 and $1,750 for 1993.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. In the aggregate, the actuarially computed plan benefit obligation was fully funded.

NOTE J - BUSINESS SEGMENT INFORMATION

The Corporation operates predominantly in a single industry: the design, manufacture and sale of greeting cards and other social expression products. While the Corporation offers a wide range of items for sale, many of them are manufactured at common production facilities and marketed by a common sales force.

In addition to its domestic operations, the Corporation has subsidiaries in Canada, Europe, and Mexico.

Substantially all revenue transfers between geographic areas originate in the United States. These revenue transfers and other intergeographic eliminations are not material. The Corporation does not derive more than 10% of its total revenue from any individual customer, government agency or export sales. Operating profit (loss) by geographic segment is revenue less operating costs, excluding interest, income taxes and cumulative effect of accounting changes.

Segment information by geographic area for the years ended February 28 or 29, 1994, 1993 and 1992 follows:


                                                  United                                  Other
                                                  States                  Canada         Foreign      Consolidated
                                                  ------                  ------         -------      ------------
1994
- - ----
Total revenue                                   $1,520,815              $158,938        $101,062        $1,780,815
Operating profit (loss)                            220,863                18,858         (13,410)          226,311
Total assets excluding
  cash and equivalents                           1,217,398               146,240         100,530         1,464,168


1993
- - ----

Total revenue                                   $1,415,111              $167,539        $105,534        $1,688,184
Operating profit (loss)                            199,913                21,811         (13,690)          208,034
Total assets excluding
  cash and equivalents                           1,066,655               148,581          97,978         1,313,214


1992
- - ----

Total revenue                                   $1,309,894              $166,412        $ 96,755        $1,573,061
Operating profit (loss)                            172,828                23,285         (12,689)          183,424
Total assets excluding
  cash and equivalents                             990,102               150,481         119,815         1,260,398

QUARTERLY RESULTS OF OPERATIONS
(Unaudited)
Thousands of dollars except per share amounts *

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 1994 and 1993.

                                                                Quarter Ended
                                                                -------------

                                           May 31          August 31            November 30          February 28
                                           ------          ---------            -----------          -----------

Fiscal 1994
- - -----------
Net sales                                   $391,959          $385,706             $518,987            $473,312
Total revenue                                395,441           388,381              522,504             474,489
Material, labor and
 other production costs                      143,626           158,840              210,215             159,339
Income before
  cumulative effect
  of accounting changes                       29,027            10,919               51,466              39,472
Cumulative effect of
  accounting changes,
  net of tax                                  17,182              -                    -                   -
Net income                                    11,845            10,919               51,466              39,472
Income per share:
  Before cumulative
    effect of accounting
    changes                                      .39               .15                  .70                 .53
  Cumulative effect of
    accounting changes,
    net of tax                                   .23              -                    -                  -
  Net income                                     .16               .15                  .70                 .53

Fiscal 1993
- - -----------
Net sales                                   $371,995          $366,860             $489,491            $443,346
Total revenue                                376,062           370,624              492,975             448,523
Material, labor and
 other production costs                      137,832           154,312              203,605             165,434
Net income                                    25,516             8,894               43,904              33,974
 Per share                                       .36               .12                  .60                 .47


* Per share amounts have been restated to reflect the 1994 stock split.

                         Report of Independent Auditors


Board of Directors
American Greetings Corporation
Cleveland, Ohio


We have audited the accompanying consolidated statements of financial position of American Greetings Corporation and subsidiaries as of February 28, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on those financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation and subsidiaries at February 28, 1994 and 1993, and the consolidated results of their operations and cash flows for each of the three years in the period ended February 28, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes E and G to the consolidated financial statements, in 1994 the Corporation changed its methods of accounting for postretirement benefits other than pensions and income taxes.





                                                           Ernst & Young



Cleveland, Ohio
March 31, 1994

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               There were no disagreements with the Corporation's independent accountants on accounting and financial disclosure matters within the two year period ended February 28, 1994, or in any period subsequent to such date.


                                    PART III

               The Corporation hereby incorporates by reference the information called for by Part III of Form 10-K from the Corporation's Notice of Annual Meeting of Shareholders to be held June 24, 1994, and related Proxy Statement to be filed with the Securities and Exchange Commission on or about May 13, 1994.

                             (Next Item is Part IV)

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       1.  Financial Statements                                         Page No.
           --------------------                                         --------
           Included in Part II of this report:

               Consolidated Statement of Income - Years ended
                February 28 or 29, 1994, 1993 and 1992                     17

               Consolidated Statement of Financial Position
                February 28, 1994 and 1993                               18 - 19

               Consolidated Statement of Cash Flows - Years ended
                February 28 or 29, 1994, 1993 and 1992                     20

               Consolidated Statement of Shareholders' Equity -
                Years ended February 28 or 29, 1994, 1993 and 1992         21

               Notes to Consolidated Financial Statements - Years ended
                February 28 or 29, 1994, 1993 and 1992                   22 - 32

               Quarterly Results of Operations (Unaudited)                 33

               Report of Independent Auditors                              34

      2.  Financial Statement Schedules
          -----------------------------
          Included in Part IV of this report:

               Schedule II - Amounts Receivable From Related Parties and
                             Underwriters, Promoters, and Employees Other
                             than Related Parties                         S-1

               Schedule V - Property, Plant and Equipment              S-2 - S3

               Schedule VI - Accumulated Depreciation, Depletion and
                             Amortization of Property, Plant and
                             Equipment                                    S-4

               Schedule VIII - Valuation and Qualifying Accounts          S-5

               Schedule IX - Short-Term Borrowings                        S-6

               Schedule X - Supplementary Income Statement Information    S-7

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

 3.  Exhibits  required by Item 601 of Regulation S-K:                   PAGE
     -------------------------------------------------                   ----
     (3)       Articles of Incorporation and By-laws

          (i)  Amended Articles of Incorporation of the Registrant

                    This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8
                    Registration Statement (Registration No.
                    33-45673) filed on February 4, 1992, and is incorporated herein by reference.

         (ii)  Amended Regulations of the Registrant

                    This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-3
                    Registration Statement (Registration No.
                    33-39726) filed on May 17, 1991, and is
                    incorporated herein by reference.

     (4) Instruments defining the rights of security holders, including debentures

               (i)  Revolving Credit Agreement aggregating
                    $250,000,000 dated July 1, 1991, and Grid
                    Note with six banks and National City Bank as Agent.

                    This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual
                    Report for the Fiscal Year ended February 29,
                    1992, and is incorporated herein by
                    reference.

    (10)       Material Contracts

               (i) (A) (i)  Shareholders Agreement dated November
                            19, 1984

                            This Exhibit has been previously filed
                            as an Exhibit to the Registrant's Form
                            10-K Annual Report for the Fiscal Year
                            ended February 28, 1985, and is
                            incorporated herein by reference.

                      (ii)  Officers' contracts

                            This Exhibit has been previously filed
                            as an Exhibit to the Registrant's Form
                            10-K Annual Report for the Fiscal Year
                            ended February 28, 1985, and is
                            incorporated herein by reference.

                PART IV - Continued                                    PAGE NO.
                                                                       -------
                   (iii)  Employment Agreement with Edward
                          Fruchtenbaum, dated May 18, 1992 (as
                          amended).                                      E-1

         (ii) (A)    (i)  Executive Bonus Plan

                          This Exhibit has been previously filed
                          as an Exhibit to the Registrant's Form
                          10-K Annual Report for the Fiscal Year
                          ended February 28, 1981, and is
                          incorporated herein by reference.

                    (ii)  Executive Incentive Compensation Plan
                          (as Amended and Restated as at March
                          6, 1989)

                          This Exhibit has been previously filed
                          as an Exhibit to the Registrant's Form
                          10-K Annual Report for the Fiscal Year
                          ended February 28, 1989, and is
                          incorporated herein by reference.

                   (iii)  Executive Deferred Compensation Plan

                          This Exhibit has been previously filed
                          as an Exhibit to the Registrant's Form
                          10-K Annual Report for the Fiscal Year
                          ended February 28, 1993, and is
                          incorporated herein by reference.

                    (iv)  1982 Incentive Stock Option Plan

                          This Exhibit has been previously filed
                          as an Exhibit to the Registrant's Form
                          10-K Annual Report for the Fiscal Year
                          ended  February 28, 1983, and is
                          incorporated herein by  reference.

                     (v)  1985 Incentive Stock Option Plan

                          This Exhibit has been previously filed
                          as an Exhibit to the Registrant's Form
                          10-K Annual Report for the Fiscal Year
                          ended February 28, 1985, and is
                          incorporated herein by reference.

                    (vi)  Supplemental Executive Retirement Plan

                          This Exhibit has been previously filed
                          as an Exhibit to the Registrant's Form
                          10-K Annual Report for the Fiscal Year
                          ended February 28, 1993, and is
                          incorporated herein by reference.

              PART IV - Continued                                   Page No.
                                                                    -------
                 (vii)  1987 Class B Stock Option Plan

                        This Exhibit has been previously filed
                        as an Exhibit to the  Registrant's Form
                        10-K Annual Report for the Fiscal Year
                        ended  February 28, 1987, and is
                        incorporated herein by  reference.

                (viii)  Stock Option Agreement with Morry
                        Weiss dated January 25, 1988

                        This Exhibit has been previously filed
                        as an Exhibit to the  Registrant's Form
                        10-K Annual Report for the Fiscal Year
                        ended  February 29, 1988, and is
                        incorporated herein by  reference.

                  (ix)  Loan Agreement with Edward Fruchtenbaum
                        dated March 1, 1990

                        This Exhibit has been previously filed
                        as an Exhibit to the Registrant's Form
                        10-K Annual Report for the Fiscal Year
                        ended  February 28, 1991, and is
                        incorporated herein by  reference.

                   (x)  1992 Stock Option Plan

                        This Exhibit has been previously filed
                        as an Exhibit to the Registrant's Form
                        10-K Annual Report for the Fiscal Year
                        ended  February 28, 1993, and is
                        incorporated herein by  reference.


(11)  Statement Re Computation of Per Share Earnings                   E-15

                          PART IV - Continued                       Page No.
                                                                    -------

       (21)      Subsidiaries of the Registrant                       E-16


       (23)      Consent of Independent Auditors                      E-17

    Executive Compensation Plans and Arrangements

                 The Corporation's executive compensation plans and arrangements are listed under Exhibit 10 hereof.

   (b)           Reports on Form 8-K

                 None

   (c) Exhibits listed in Item 14(a) (3) are included herein or incorporated herein by reference

   (d)           Financial Statement Schedules

                 The response to this portion of Item 14 is submitted on Page 36.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERICAN GREETINGS CORPORATION
                                      ------------------------------
                                                (Registrant)




Date:  May 23,1994                    By:  /s/ Jon Groetzinger, Jr.
     -------------                       ---------------------------------
                                         Jon Groetzinger, Jr.
                                         Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                                               TITLE                             DATE
          ---------                                               -----                             ----
/s/ Irving I. Stone                                          Founder-Chairman;                  )
- - ----------------------------------------------------         Chairman of the                    )
Irving I. Stone                                              Executive Committee;               )
                                                             Director                           )
                                                                                                )
/s/ Morry Weiss                                              Chairman of the Board;             )
- - ----------------------------------------------------         Chief Executive Officer;           )
Morry Weiss                                                  Director                           )
                                                                                                )
/s/ Edward Fruchtenbaum                                      President;                         )
- - ----------------------------------------------------         Chief Operating Officer;           )
Edward Fruchtenbaum                                          Director                           )
                                                                                                )
/s/ Scott S. Cowen                                           Director                           )       May 23, 1994
- - ----------------------------------------------------                                            )
Scott S. Cowen                                                                                  )
                                                                                                )
/s/ Herbert H. Jacobs                                        Director                           )
- - ----------------------------------------------------                                            )
Herbert H. Jacobs                                                                               )
                                                                                                )
/s/ Albert B. Ratner                                         Director                           )
- - ----------------------------------------------------                                            )
Albert B. Ratner                                                                                )
                                                                                                )
/s/ Harry H. Stone                                           Director                           )
- - ----------------------------------------------------                                            )
Harry H. Stone                                                                                  )
                                                                                                )
/s/ Jeanette S. Wagner                                       Director                           )
- - ----------------------------------------------------                                            )
Jeanette S. Wagner                                                                              )
                                                                                                )
                                                                                                )
/s/ Milton A. Wolf                                           Director                           )
- - ----------------------------------------------------                                            )
Milton A. Wolf                                                                                  )
                                                                                                )
                                                                                                )
/s/ Abraham Zaleznik                                         Director                           )
- - ----------------------------------------------------                                            )
Abraham Zaleznik                                                                                )
                                                                                                )



       SIGNATURE                              TITLE                               DATE
       ---------                              -----                               ----
/s/ Henry Lowenthal                     Senior Vice President;             )      May 23, 1994
- - -------------------------------         Chief Financial Officer            )
Henry Lowenthal                         (principal financial               )
                                        officer)                           )
                                                                           )
                                                                           )
/s/ William S. Meyer                    Controller; Chief                  )
- - -------------------------------         Accounting Officer                 )
William S. Meyer                        (principal accounting              )
                                        officer)                           )






    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

+----------------------+--------------------------+-----------+----------------------------------------+---------------------------+
|    COL. A            |             COL. B       |   COL. C  |                COL. D                  |      COL. E               |
+----------------------+--------------------------+-----------+----------------------------------------+---------------------------+
|                      |                          |           |              DEDUCTIONS                 BALANCE AT END OF PERIOD   |
+                      +                          +           +--------------------------------------------------------------------+
|NAME OF DEBTOR        |     Balance at Beginning | Additions |         (1)       |        (2)         |     (1)   |    (2)        |
|                      |          of Period       |           | Amounts Collected | Amounts Written Off|   Current |  Not Current  |
+----------------------+--------------------------+-----------+-------------------+--------------------+------------+--------------+
Year Ended February 28, 1994:

      Edward Fruchtenbaum,
      President, Chief
      Operating Officer         $140,000             -0-              -0-              $20,000 (A)         $20,000     $100,000


Year Ended February 28, 1993:

      Edward Fruchtenbaum,
      President, Chief
      Operating Officer         $160,000             -0-              -0-              $20,000 (A)         $20,000     $120,000

Year Ended February 29, 1992:

      Edward Fruchtenbaum,
      President, Chief
      Operating Officer         $180,000             -0-              -0-              $20,000 (A)         $20,000     $140,000

The Company entered into a ten year unsecured loan, effective March 1, 1990, bearing interest at 10% per annum.

Note A: Annual forgiveness of $20,000 (principal only) for each year. Interest payments required annually on February 28 or 29.






                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                         AMERICAN GREETINGS CORPORATION
                                                AND SUBSIDIARIES
                                                     (000)

+--------------------------+-----------------------+--------------------+---------------+-----------------------+----------------+
|   COL. A                 |         COL. B        |      COL. C        |    COL. D     |       COL. E          |    COL. F      |
+--------------------------+-----------------------+--------------------+---------------+-----------------------+----------------+
|                          |  Balance at Beginning |                    |               |  Other Changes-Add    |  Bal. at End   |
| CLASSIFICATION           |       of Period       | Additions at Cost  |   Retirements | (Deduct) - Describe   |   of Period    |
+--------------------------+-----------------------+--------------------+---------------+-----------------------+----------------+
Year ended February 28, 1994:
  Land                       $       6,182          $           1          $     126       $     (82)             $   5,975
  Buildings                        258,511                 13,766 (A)          5,656          (1,401)               265,220
  Production equipment             245,059                 67,332 (B)          5,792           2,289                308,888
  Office equipment and fixtures    195,870                 21,451 (C)          7,357           1,124                211,088
  Transportation equipment           2,619                    309                344             210                  2,794
                             -------------          -------------          ---------       ---------              ---------
    TOTALS                   $     708,241          $     102,859          $  19,275(D)    $   2,140(E)           $ 793,965
                             =============          =============          =========       =========              =========
Year ended February 28, 1993:
  Land                       $       6,840          $           2          $     368       $    (292)             $   6,182
  Buildings                        249,711                 16,765 (A)          1,807          (6,158)               258,511
  Production equipment             213,193                 41,755 (B)          2,479          (7,410)               245,059
  Office equipment and fixtures    186,532                 18,348 (C)          4,783          (4,227)               195,870
  Transportation equipment           2,645                    230                220             (36)                 2,619
                             -------------          -------------          ---------       ---------              ---------
    TOTALS                   $     658,921          $      77,100          $   9,657(D)     $(18,123)(E)          $ 708,241
                             =============          =============          =========       =========              =========
Year ended February 29, 1992:
  Land                       $       6,693          $         378          $     103       $    (128)             $   6,840
  Buildings                        225,638                 28,478 (A)          1,985          (2,420)               249,711
  Production equipment             200,087                 20,993 (B)          5,874          (2,013)               213,193
  Office equipment and fixtures    177,397                 17,289 (C)          6,923          (1,231)               186,532
  Transportation equipment           2,832                    190                352             (25)                 2,645
                             -------------          -------------          ---------       ---------              ---------
    TOTALS                   $     612,647          $      67,328          $  15,237(D)    $  (5,817)(E)          $ 658,921
                             =============          =============          =========       =========              =========

                                      SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (CONT'D)
                                                 AMERICAN GREETINGS CORPORATION
                                                        AND SUBSIDIARIES
                                                             (000)
Note A: In 1994 due to purchase or upgrade of retail stores in the U.S., U.K. and Canada, and various other building and leasehold improvements. In 1993 due to warehouse addition in Arkansas and purchase or upgrade of retail stores in the U.S., U.K. and Canada. In 1992 primarily due to purchase or upgrade of retail stores in the U.S., U.K. and Canada, building expansion at Cleveland, Ohio and various other building and  leasehold improvements.


Note B: In 1994 and 1993 due to additions related to CreataCard and expansion of existing production facilities.
        In 1992 primarily due to expansion of existing production facilities.

Note C: In 1994 due to computer hardware and software expenditures and purchase or upgrade of retail stores in the U.S., U.K. and Canada. In 1993 primarily due to computer hardware and software expenditures. In 1992 due to office outfitting costs at Cleveland, Ohio and computer hardware and software expenditures.

Note D: Primarily due to retirements of retail equipment, computer hardware and normal property, plant and equipment.

Note E: Represents translation adjustments on foreign subsidiary balances and other minor adjustments.

Note F: The annual  provisions for depreciation have been computed principally in accordance with the following ranges of depreciable lives:

                  Buildings                     20 to 40 years
                  Production equipment           3 to 15 years
                  Office equipment and fixture   3 to 20 years
                  Transportation equipment       3 to 6 years




                                 SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                OF PROPERTY, PLANT AND EQUIPMENT
                                                             (000)

+--------------------------+-------------------------+----------------------+--------------+---------------------+--------------+
|        COL. A            |              COL. B     |      COL. C          |    COL. D    |       COL. E        |    COL. F    |
+--------------------------+-------------------------+----------------------+--------------+---------------------+--------------+
|                          |        Bal. at Beginning| Additions Charged to |              |  Other Changes-Add  | Bal. at End  |
|      DESCRIPTION         |            of Period    |  Costs and Expenses  |  Retirements | (Deduct) - Describe |  of Period   |
+--------------------------+-------------------------+----------------------+--------------+---------------------+--------------+
Year ended February 28, 1994:
  Buildings                            $    99,800         $   11,920          $    4,743        $    (646)        $   106,331
  Production equipment                     105,107             23,509               4,646              122             124,092
  Office equipment and fixtures            113,594             23,841               5,779              758             132,414
  Transportation equipment                   2,188                305                 303               16               2,206
                                       -----------         ----------          ----------        ---------         -----------
    TOTALS                             $   320,689         $   59,575          $   15,471        $     250 (A)     $   365,043
                                       ===========         ==========          ==========        =========         ===========

Year ended February 28, 1993:
  Buildings                            $    91,435         $   11,574          $    1,542        $  (1,667)        $    99,800
  Production equipment                      96,691             14,831               2,065           (4,350)            105,107
  Office equipment and fixtures             98,103             21,821               4,293           (2,037)            113,594
  Transportation equipment                   2,165                223                 178              (22)              2,188
                                       -----------         ----------          ----------        ---------         -----------
    TOTALS                             $   288,394         $   48,449          $    8,078        $  (8,076)(A)     $   320,689
                                       ===========         ==========          ==========        =========         ===========

Year ended February 29, 1992:
  Buildings                            $    82,321         $   10,779          $    1,148        $    (517)        $    91,435
  Production equipment                      88,307             13,083               3,615           (1,084)             96,691
  Office equipment and fixtures             82,674             21,420               5,548             (443)             98,103
  Transportation equipment                   2,225                235                 282              (13)              2,165
                                       -----------         ----------          ----------        ---------         -----------
    TOTALS                             $   255,527         $   45,517          $   10,593        $  (2,057)(A)     $   288,394
                                       ===========         ==========          ==========        =========         ===========

Note A: Includes translation adjustment on foreign subsidiary balances and other minor reclassifications and adjustments.

                                     S-4

                                   SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                     AMERICAN GREETINGS CORPORATION AND SUBSIDIARY
                                                        (000)
+----------------------------------+------------------------+----------------------------------------+-------------+---------------+
|       COL. A                     |         COL. B         |              COL. C                    |  COL. D     |      COL. E   |
+----------------------------------+------------------------+----------------------------------------+-------------|---------------+
|                                  |                        |             ADDITIONS                  |             |               |
|                                  |                        +------------------+---------------------|             |               |
|                                  |                        |       (1)        |         (2)         |             |               |
|                                  |   Balance at Beginning | Charged to Costs |   Charged to Other  |  Deduction- | Balance at End|
|    DESCRIPTION                   |         of Period      |   and Expenses   |   Accounts-Describe |   Describe  |   of Period   |
+----------------------------------+------------------------+------------------+---------------------+-------------+---------------+
Year ended February 28, 1994:
  Deduction from asset account:
    Allowance for doubtful accounts         $ 13,816             $   8,827            $   (57)(A)      $   9,502(B)      $ 13,084
                                            ========             =========            ========         =========         ========
    Allowance for sales returns             $ 72,054             $ 225,283            $  (581)(A)      $ 198,853(C)      $ 97,903
                                            ========             =========            ========         =========         ========

Year ended February 28, 1993:
  Deduction from asset account:
    Allowance for doubtful accounts         $ 12,576             $   9,738            $  (305)(A)      $   8,193(C)      $ 13,816
                                            ========             =========            ========         =========         ========
    Allowance for sales returns             $ 64,093             $ 167,718            $  (670)(A)      $ 159,087(C)      $ 72,054
                                            ========             =========            ========         =========         ========
Year ended February 29, 1992:
  Deduction from asset account:
    Allowance for doubtful accounts         $ 10,372             $   8,714            $   (96)(A)      $   6,414(B)      $ 12,576
                                            ========             =========            ========         =========         ========
    Allowance for sales returns             $ 66,733             $ 133,386            $  (333)(A)      $ 135,693(C)      $ 64,093
                                            ========             =========            ========         =========         ========

Note A:  Includes translation adjustment on foreign subsidiary balances and other minor reclasses and adjustments.

Note B:  Accounts charged off, less recoveries.

Note C:  Sales returns charged to the allowance account for actual returns for the year.

                                     S-5

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                                     (000)

   +--------------------------+-----------------+----------+------------------+-------------------+-------------------+
   |         COL. A           |     COL. B      |   COL. C |      COL. D      |       COL. E      |       COL. F      |
   +--------------------------+-----------------+----------+------------------+-------------------+-------------------+
   |                          |                 |  Weighted|     Maximum      |      Average      |     Weighted      |
   |   CATEGORY OF AGGREGATE  |  Balance at End |  Average |      Amount      |      Amount       |     Average       |
   |   SHORT-TERM BORROWINGS  |    of Period    | Interest |    Outstanding   |    Outstanding    |   Interest rate   |
   |                          |                 |   Rate   | During the Period| During the Period | During the Period |
   +--------------------------+-----------------+----------+------------------+-------------------+-------------------+
    Year ended February 28, 1994:

      Notes Payable to Banks       $45,970 (A)      3.8%        $215,109       $82,626 (C)           4.4% (D)

      Commercial Paper              66,946 (B)      3.5%          84,772        27,194               3.3%

    Year ended February 28, 1993:

      Notes Payable to Banks       $12,825 (A)      7.6%         $50,535       $38,107 (C)           9.1% (D)

    Year ended February 29, 1992:

      Notes Payable to Banks       $41,984 (A)     10.9%         $94,641       $64,417 (C)          10.5% (D)

    (A)  Notes payable to banks represents borrowings under lines of credit.

    (B)  Commercial paper generally matures within 30 days from date of issue with no provisions for the extention of its maturity.

    (C)  The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

    (D)  The weighted average interest rate is an annual weighted average which is determined by multiplying actual monthly interest rate at each month-end by the balance outstanding at each month-end and dividing the total of these extensions by the average aggregate month-end short-term debt outstanding.

                                     S-6

                                    SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                                        (000)

        +---------------------------------+-----------------------------------------------------------+
        |               COL. A            |                         COL. B                            |
        +---------------------------------+-----------------------------------------------------------+
        |               ITEM              |              Charged to Costs and Expenses                |
        +---------------------------------+-----------------------------------------------------------+

                                               Year Ended         Year Ended           Year Ended
                                           February 28, 1994   February 28, 1993    February 29, 1992
                                           -----------------   -----------------    -----------------
           Maintenance and repairs             $ 21,915            $ 20,558            $ 20,461

           Amortization of deferred costs        70,435              54,709              37,942

           Amortization of intangibles            6,861               5,237               4,812

           Advertising costs                     48,228              48,069              45,429

           Taxes, other than payroll and         19,397              20,575              19,740
               income taxes

       Amounts for royalty expense are not presented as such amounts are less than 1% of total revenues.