Form 10-Q
period 1994-05-31
AMERICAN GREETINGS CORP
filed 1994-07-14
CIK 5133

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_________  EXCHANGE ACT OF 1934
                                               May 31, 1994
For the quarterly period ended________________________________________________

                                       OR
                                       __

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES __________ EXCHANGE ACT OF 1934

 For the transition period from   ____________________ to ____________________

                                                   0-502
                 Commission file number           ________

                        AMERICAN GREETINGS CORPORATION
           ________________________________________________________

            (Exact name of registrant as specified in its charter)

                  Ohio                               34-0065325
    _______________________________             ___________________
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)



   One American Road, Cleveland Ohio                    44144
________________________________________             ____________
(Address of principal executive offices)              (Zip Code)

                                             (216) 252-7300
                             __________________________________________________
                             Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     X
Yes_____             No______

As of May 31, 1994, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                          Class A Common    69,610,694
                          Class B Common     4,637,017



                        AMERICAN GREETINGS CORPORATION
                                     INDEX


                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I - FINANCIAL INFORMATION
- ------------------------------
         Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .       1

         Item 2.  Management's Discussion and Analysis. . . . . . . . . . . . .      5

PART II - OTHER INFORMATION
- ---------------------------
         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .      7

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
- ----------



                                                  PART I - FINANCIAL INFORMATION
                                                  ------------------------------
ITEM 1. FINANCIAL STATEMENTS
- ----------------------------
                                                  AMERICAN GREETINGS CORPORATION
                                                 CONSOLIDATED STATEMENT OF INCOME


                                                                                    (Unaudited)
                                                                                 Three Months Ended
                                                                                       May 31,
                                                                            -------------------------------
                                                                                1994               1993
                                                                            -----------         -----------
                                                                                 (Thousands of dollars
                                                                                except per-share amounts)
Net sales                                                                   $   416,403         $   391,959
Other income                                                                      2,389               3,482
                                                                            -----------         -----------
 Total revenue                                                                  418,792             395,441
Costs and expenses:
 Material, labor and other production costs                                     137,741             143,626
 Selling, distribution and marketing                                            172,348             152,260
 Administrative and general                                                      53,944              49,848
 Interest                                                                         3,663               3,263
                                                                            -----------         -----------
  Total costs and expenses                                                      367,696             348,997
                                                                            -----------         -----------
Income before income taxes and cumulative
 effect of accounting changes                                                    51,096              46,444
 Income taxes                                                                    17,934              17,417
                                                                            -----------         -----------
Income before cumulative effect of accounting
 changes                                                                         33,162              29,027
Cumulative effect of accounting changes,
 net of tax                                                                          --              17,182
                                                                            -----------         -----------
  Net income                                                                $    33,162         $    11,845
                                                                            ===========         ===========
Income per share:
 Before cumulative effect of accounting changes                             $      0.45         $      0.39
 Cumulative effect of accounting changes,
  net of tax                                                                         --                0.23
                                                                            -----------         -----------
Net income per share                                                        $      0.45         $      0.16
                                                                            ===========         ===========
Dividends per share                                                         $     0.125         $    0.1075
                                                                            ===========         ===========
Average number of common shares outstanding                                  74,210,536          73,164,578



                        AMERICAN GREETINGS CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                    (Unaudited)            Audited         (Unaudited)
                                                                   May 31, 1994         Feb. 28, 1994      May 31, 1993
                                                                   ------------         -------------      ------------
                                                                                    (Thousands of dollars)

                  ASSETS
Current assets
  Cash and equivalents                                            $  70,187            $  101,066         $  83,509
  Trade accounts receivable, less allowances
    of $86,023, $110,987 and $80,156, respec-
    tively (principally for sales returns)                          348,894               322,675           301,365
  Inventories:
    Raw material                                                     48,214                48,845            44,623
    Work in process                                                  54,376                38,956            35,422
    Finished products                                               222,021               202,620           223,024
                                                                 ----------            ----------         ---------
                                                                    324,611               290,421           303,069
    Less LIFO reserve                                                86,755                84,970            85,876
                                                                 ----------            ----------         ---------
                                                                    237,856               205,451           217,193
    Display material and factory supplies                            38,018                37,906            31,844
                                                                 ----------            ----------         ---------
       Total inventories                                            275,874               243,357           249,037

  Deferred and refundable income taxes                               51,160                62,075            42,614
  Prepaid expenses                                                  125,333               121,022            93,839
                                                                 ----------            ----------         ---------
       Total current assets                                         871,448               850,195           770,364

Other assets                                                        274,149               286,117           267,611

Property, plant and equipment                                       812,894               793,965           720,146
  Less accumulated depreciation and amortization                    384,357               365,043           333,292
                                                                 ----------            ----------         ---------
    Property, plant and equipment - net                             428,537               428,922           386,854
                                                                 ----------            ----------         ---------
                                                                 $1,574,134            $1,565,234        $1,424,829
                                                                 ==========            ==========        ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Debt due within one year                                         $148,153              $132,036          $124,432
  Accounts payable                                                  120,869               127,792            96,427
  Payroll and payroll taxes                                          40,573                53,164            45,165
  Retirement plans                                                    3,254                20,766             4,955
  Dividends payable                                                   9,451                 9,300             7,866
  Income taxes                                                       26,925                32,857            25,991
                                                                 ----------            ----------         ---------
       Total current liabilities                                    349,225               375,915           304,836
Long-term debt                                                       64,910                54,207            71,882
Postretirement benefit obligation                                    20,048                19,427            21,672
Deferred income taxes                                                60,379                62,243            61,053
Shareholders' equity                                              1,079,572             1,053,442           965,386
                                                                 ----------            ----------         ---------
                                                                 $1,574,134            $1,565,234        $1,424,829
                                                                 ==========            ==========         =========




                        AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      (Unaudited)
                                                                                  Three Months Ended
                                                                                        May 31,
                                                                               ---------------------------
                                                                                1994                1993
                                                                               -------             -------
                                                                              (Thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                                                $33,162            $11,845
  Adjustments to reconcile to net cash
   provided (used) by operating activities:
    Postretirement benefit obligation                                             -             22,530
    Depreciation                                                             17,676             13,427
    Deferred and refundable income taxes                                      9,182              2,115
    Change in operating assets and liabilities                             (101,484)          (105,446)
    Other - net                                                               2,630              2,695
                                                                            -------           --------
    Cash Used by Operating Activities                                       (38,834)           (52,834)

INVESTING ACTIVITIES:
  Property, plant & equipment additions                                     (21,308)           (11,472)
  Other - net                                                                 8,228              3,309
                                                                            -------           --------
    Cash Used by Investing Activities                                       (13,080)            (8,163)

FINANCING ACTIVITIES:
  Increase in long-term debt                                                 17,973                  -
  Reduction of long-term debt                                               (25,273)          (100,217)
  Increase in short-term debt                                                34,422              9,313
  Sale of stock under benefit plans                                           3,195              8,140
  Purchase of treasury shares                                                     -                (50)
  Dividends to shareholders                                                  (9,282)            (7,866)
                                                                            -------           --------
    Cash Provided (Used) by Financing Activities                             21,035            (90,680)
                                                                            -------           --------
DECREASE IN CASH AND EQUIVALENTS                                            (30,879)          (151,677)

    Cash and Equivalents at Beginning of Year                               101,066            235,186
                                                                            -------           --------
    Cash and Equivalents at End of Period                                   $70,187            $83,509
                                                                            =======            =======

                        AMERICAN GREETINGS CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

Three Months Ended May 31, 1994 and 1993


Note A - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q. Although they are unaudited, the Corporation believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been made.


Note B - Seasonal Nature of Business

The Corporation's business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.


Note C - Basis for Determining Net Income Per Share Information

Net income per share information is based on the average number of shares outstanding. For the periods presented, stock options have an immaterial dilutive effect.


Note D - Prepaid Expenses and Other

The prepaid expenses and other classification consists of deferred costs relating to agreements with certain customers, cash and short-term investments held in trust for the payment of medical benefits, and prepaid rent and insurance. The largest component of prepaid expenses and other is deferred costs estimated to be charged to operations during the next twelve months.


Note E - Other Assets

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

Part I., Item 2., MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------
Results of Operations
- ---------------------
For the three months ended May 31, 1994, net sales increased 6.2% over the prior year to $416.4 million on the strength of both everyday and seasonal cards and accessories sales. This increase was lessened by approximately one percentage point because of the continued weakening of foreign currencies, particularly the Canadian dollar, against the U. S. dollar. Unit sales of greeting cards were up 1% for the quarter.

Other income for the three months was $2.4 million, a decrease of $1.1 million from the previous year which was due to lower character and design licensing royalties.

Material, labor and other production costs as a percentage of net sales continued to decline, from 36.6% in the prior year to 33.1% for the current period, due to a shift in sales to higher-margin product and continued improvements in manufacturing efficiencies.

Selling, distribution and marketing expenses were 41.4% of net sales for the quarter compared to 38.8% last year. Higher amortization expense related to deferred costs and the national advertising program for CreataCard caused this increase.

For the three months, administrative and general expenses were 13.0% of net sales, up from 12.7% last year, primarily due to the impact of Magnivision, which incurred higher administrative expenses in relation to net sales than the traditional business.

Interest expense for the period was $0.4 million higher than the prior year due to higher domestic short-term borrowings.

The effective tax rate for the quarter was 35.1%, lower than the 37.5% in the prior year due to the increased benefit from the corporate-owned life insurance program.

Liquidity and Capital Resources
- -------------------------------
The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial position; therefore, a Statement of Financial Position for May 31, 1993 has been included.

For the first quarter, operating activities used $14.0 million less cash compared to the first quarter last year, primarily due to a decrease in the deferred costs related to agreements with customers. During the first quarter, amortization of deferred costs related to existing agreements exceeded the deferred costs related to new or additional agreements. The impact of this decrease was tempered by an increase in inventories which reflect production of new card lines for both the United Kingdom and Canada and advance purchases of favorably-priced raw materials in the United States. As a result, inventories as a percentage of the prior twelve months' material, labor and other production costs increased to 41.4% at May 31, 1994 from 37.3% at May 31, 1993. Accounts receivable also increased from the prior year due to the higher sales level combined with extended terms. As a percentage of the prior twelve months' net sales, accounts receivable were 19.4% at May 31, 1994, compared to 17.8% last year.

Investing activities used $4.9 million more cash than during the same period in the prior year due to higher capital purchases, primarily for CreataCard, partially offset by cash withdrawals from the corporate-owned life insurance program.

Cash flow from financing activities for the three months was $111.7 million favorable compared to the first quarter last year, reflecting the retirement of $100 million of long-term debt with current funds on hand in the prior year.

Debt as a percentage of debt plus equity was 16.5% at May 31, 1994, a decrease from 16.9% a year ago, reflecting the increase in equity. On a per share basis, shareholders' equity increased from $13.17 at May 31, 1993 to $14.54 at May 31, 1994.

On June 10, 1994, the Corporation replaced its $250 million revolving credit agreement with a $400 million revolving credit agreement to support its commercial paper borrowing arrangement and provide a six-year term out option for up to $200 million. The agreement extends through June 1999 and is renewable thereafter on an annual basis. A commitment fee of 1/8 of 1% is due on the unused portion; however, the fee is subject to change based on the credit position of the Corporation. The Corporation also continues to have a $100 million domestic uncommitted line of credit available for short-term financing.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1994, the end of its preceding fiscal year, to May 31, 1994, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31, 1993, the end of the corresponding fiscal quarter last year, to May 31, 1994, except the changes discussed above and aside from normal seasonal fluctuations.

Prospective Information
- -----------------------
Management is not aware of any current trends, events, demands, commitments or uncertainties, which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation.

PART II - OTHER INFORMATION
- ---------------------------
Item  6.  Exhibits and Reports on Form 8-K
          --------------------------------
           (a)  Exhibits (exhibit reference numbers refer to Item
                           601 of Regulation S-K)

                 11(a)     Calculation of Primary Earnings Per Share

                 11(b)     Calculation of Fully-Diluted Earnings Per Share

           (b)  Reports on Form 8-K

                None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AMERICAN GREETINGS CORPORATION


                                     By: /s/  William S. Meyer
                                         -----------------------------
                                         William S. Meyer
                                         Controller
                                         Chief Accounting Officer


July 14, 1994