Form 10-Q
period 1994-08-31
AMERICAN GREETINGS CORP
filed 1994-10-07
CIK 5133

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   X      EXCHANGE ACT OF 1934
- -------
For the quarterly period ended          August 31, 1994
                              ----------------------------------------
                                      OR
                                      --
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
- -------
For the transition period from                    to
                                -----------------    -----------------

                 Commission file number           0-502
                                               -----------

                        AMERICAN GREETINGS CORPORATION
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Ohio                                         34-0065325
- ----------------------------------------         ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)



One American Road, Cleveland Ohio                           44144
- ----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                        (216) 252-7300
                        ----------------------------------------------------
                        Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X               No
   -----               -----

As of August 31, 1994, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:
                        Class A Common 69,727,017
                       Class B Common   4,636,494


                                                  AMERICAN GREETINGS CORPORATION
                                                               INDEX


                                                                                                Page
                                                                                               Number
PART I - FINANCIAL INFORMATION                                                                 ------
- ------------------------------
         Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

         Item 2.  Management's Discussion and Analysis. . . . . . . . . . . . . . . . . . . . . 6


PART II - OTHER INFORMATION
- ---------------------------


         Item 4.  Submission of Matters to a Vote of Security Holders.. . . . . . . . . . . . . .8

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .8


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
- ----------

                                                  PART I - FINANCIAL INFORMATION
                                                  ------------------------------

Item 1. Financial Statements
        --------------------
                                                  AMERICAN GREETINGS CORPORATION
                                                 CONSOLIDATED STATEMENT OF INCOME

                                          (Thousands of dollars except per-share amounts)

                                                              (Unaudited)
                                                            Six Months Ended
                                                                August 31,
                                                        -------------------------
                                                           1994           1993
                                                        ---------       ---------
Net sales                                               $ 817,539       $ 777,665
Other income                                                4,342           6,157
                                                        ---------       ---------
  Total revenue                                           821,881         783,822

Costs and expenses:
  Material, labor and other production costs              291,404         302,466
  Selling, distribution and marketing                     342,119         304,573
  Administrative and general                              108,783         104,545
  Interest                                                  7,806           8,324
                                                        ---------       ---------
    Total costs and expenses                              750,112         719,908
                                                        ---------       ---------

Income before income taxes and cumulative
  effect of accounting changes                             71,769          63,914
Income taxes                                               25,191          23,968
                                                        ---------       ---------
Income before cumulative effect of accounting
  changes                                                  46,578          39,946
Cumulative effect of accounting changes,
  net of tax                                               --              17,182
                                                        ---------       ---------
    Net income                                          $  46,578       $  22,764
                                                        =========       =========

Income per share:
  Before cumulative effect of accounting changes        $    0.63       $    0.54
  Cumulative effect of accounting changes,
    net of tax                                             --                0.23
                                                        ---------       ---------
  Net income per share                                  $    0.63       $    0.31
                                                        =========       =========
Dividends per share                                     $   0.265       $  0.2325
                                                        =========       =========

Average number of common shares outstanding             74,254,245     73,456,742


                                                  AMERICAN GREETINGS CORPORATION
                                                 CONSOLIDATED STATEMENT OF INCOME

                                          (Thousands of dollars except per share amounts)

                                                             (Unaudited)
                                                          Three Months Ended
                                                               August 31,
                                                        --------------------------
                                                           1994            1993
                                                        ----------      ----------
Net sales                                               $  401,136      $  385,706
Other income                                                 1,953           2,675
                                                        ----------      ----------
  Total revenue                                            403,089         388,381

Costs and expenses:
  Material, labor and other production costs               153,663         158,840
  Selling, distribution and marketing                      169,771         152,313
  Administrative and general                                54,839          54,697
  Interest                                                   4,143           5,061
                                                        ----------      ----------
    Total costs and expenses                               382,416         370,911
                                                        ----------      ----------

Income before income taxes                                  20,673          17,470
Income taxes                                                 7,257           6,551
                                                        ----------      ----------

    Net income                                          $   13,416      $   10,919
                                                        ==========      ==========

Net income per share                                    $     0.18      $     0.15
                                                        ==========      ==========

Dividends per share                                     $     0.14      $    0.125
                                                        ==========      ==========

Average number of common shares outstanding             74,297,953      73,748,908



                                                  AMERICAN GREETINGS CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                      (Thousands of dollars)
                                                         (Unaudited)     (Audited)       (Unaudited)
                ASSETS                                  Aug. 31, 1994   Feb. 28, 1994   Aug. 31, 1993
                                                        -------------   -------------   -------------
Current assets
  Cash and equivalents                                  $   36,494      $  101,066      $   37,542
  Trade accounts receivable, less allowances
  of $55,635, $110,987 and $50,236, respec-
  tively (principally for sales returns)                   355,377         322,675         336,669
  Inventories:
    Raw material                                            47,684          48,845          47,148
    Work in process                                         46,773          38,956          38,013
    Finished products                                      261,141         202,620         242,290
                                                        -------------   -------------   -------------
                                                           355,598         290,421         327,451
    Less LIFO reserve                                       86,997          84,970          86,926
                                                        -------------   -------------   -------------
                                                           268,601         205,451         240,525
    Display material and factory supplies                   38,316          37,906          31,894
                                                        -------------   -------------   -------------
        Total inventories                                  306,917         243,357         272,419
  Deferred and refundable income taxes                      42,514          62,075          35,283
  Prepaid expenses and other                               126,822         121,022         102,074
                                                        -------------   -------------   -------------
        Total current assets                               868,124         850,195         783,987

Other assets                                               265,217         286,117         269,996

Property, plant and equipment                              812,064         793,965         734,842
  Less accumulated depreciation                            387,641         365,043         341,638
                                                        -------------   -------------   -------------
    Property, plant and equipment - net                    424,423         428,922         393,204
                                                        -------------   -------------   -------------
                                                        $1,557,764      $1,565,234      $1,447,187
                                                        =============   =============   =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Debt due within one year                              $  163,857      $  132,036      $  113,146
  Accounts payable                                          91,141         127,792         116,337
  Payroll and payroll taxes                                 45,661          53,164          49,769
  Retirement plans                                           5,711          20,766           7,445
  Dividends payable                                         10,443           9,300           9,255
  Income taxes                                               6,330          32,857           5,042
                                                        -------------   -------------   -------------
        Total current liabilities                          323,143         375,915         300,994

Long-term debt                                              67,443          54,207          85,748
Postretirement benefit obligation                           20,877          19,427          20,533
Deferred income taxes                                       59,966          62,243          61,893
Shareholders' equity                                     1,086,335       1,053,442         978,019
                                                        -------------   -------------   -------------
                                                        $1,557,764      $1,565,234      $1,447,187
                                                        =============   =============   =============




                                                  AMERICAN GREETINGS CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      (Thousands of dollars)
                                                                                      (Unaudited)
                                                                                    Six Months Ended
                                                                                        August 31,
                                                                                -----------------------
                                                                                  1994            1993
                                                                                -------         -------
OPERATING ACTIVITIES:
  Net income                                                                    $46,578         $22,764
  Adjustments to reconcile to net cash
  provided (used) by operating activities:
    Postretirement benefit obligation                                                 -          22,530
    Depreciation                                                                 34,256          28,197
    Deferred and refundable income taxes                                         17,350          10,500
    Change in operating assets and liabilities                                 (170,173)       (157,974)
    Other - net                                                                   9,450           6,185
                                                                                -------         -------
    Cash Used by Operating Activities                                           (62,539)        (67,798)

INVESTING ACTIVITIES:
  Property, plant & equipment additions                                         (38,834)        (33,394)
  Other - net                                                                     6,419           7,704
                                                                                -------         -------
    Cash Used by Investing Activities                                           (32,415)        (25,690)

FINANCING ACTIVITIES:
  Increase in long-term debt                                                     19,884          14,872
  Reduction of long-term debt                                                   (25,308)       (204,020)
  Increase in short-term debt                                                    49,839          92,491
  Sale of stock under benefit plans                                               5,811           9,795
  Purchase of treasury shares                                                      (158)           (161)
  Dividends to shareholders                                                     (19,686)        (17,133)
                                                                                -------         -------
    Cash Provided (Used) by Financing Activities                                 30,382        (104,156)
                                                                                -------         -------
DECREASE IN CASH AND EQUIVALENTS                                                (64,572)       (197,644)

    Cash and Equivalents at Beginning of Year                                   101,066         235,186
                                                                                -------         -------
    Cash and Equivalents at End of Period                                       $36,494         $37,542
                                                                                =======         =======

                         AMERICAN GREETINGS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

        Six Months Ended August 31, 1994 and 1993


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

Part I., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
- -----------------------------------------------------
Results of Operations
- ---------------------
Net sales of $401.1 million for the second quarter and $817.5 million for the six months ended August 31, 1994 were up 4.0% and 5.1%, respectively, over the same periods in the prior year. These increases were due to strong seasonal card sales in both periods, offset somewhat by delays in the shipment of seasonal accessories from the second quarter to the third quarter. In addition, weakening of foreign currencies, particularly the Canadian dollar, against the U.S. dollar continued with an unfavorable impact on net sales growth of .5 percentage points for the quarter and .7 percentage points for the six months. Unit sales of greeting cards increased approximately 2% for both the quarter and six-month period.

Other income decreased $.7 million and $1.8 million for the three months and six months, respectively, from the same periods last year due primarily to lower royalties from character licensing.

Material, labor and other production costs were 38.3% of net sales for the quarter compared to 41.2% for the second quarter last year and 35.6% for the six months, down from 38.9% for the same period last year. The improvements in these numbers were due to the strong sales of high margin cards and continued cost savings from manufacturing efficiencies.

For the quarter, selling, distribution and marketing expenses were 42.3% of net sales compared to 39.5% last year. Through six months these expenses were 41.8% of net sales, up from 39.2% last year. These increases resulted from higher amortization expense related to deferred costs and CreataCard's national advertising program.

Administrative and general expenses increased $4.2 million for the six months over the same period last year, due primarily to the higher pre-tax costs of corporate owned life insurance. For the second quarter, administrative and general expenses were at the same level as the second quarter last year.

Interest expense decreased slightly from the prior year for both the second quarter and the six months due primarily to a shift in debt from the United Kingdom to lower rate borrowings in the United States.

Liquidity and Capital Resources
- -------------------------------
The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for August 31, 1993 has been included.

Operations for the first six months required $5.3 million less cash than the same period last year due to a slower growth in accounts receivable and a decrease in deferred costs related to agreements with customers. Net accounts receivable, which were 19.6% of the prior twelve months net sales compared to 19.7% last year, reflect the increase in the allowance for sales returns resulting from this year's strong seasonal card sales. The decrease in deferred costs resulted from amortization of costs related to existing agreements which exceeded deferred costs related to new or additional agreements.

Offsetting these two items were a greater increase in inventories this year, due to advance purchases of favorably priced raw materials and the build up of seasonal inventory which is ahead of schedule, and the timing of the payment of trade accounts payable. Inventories as a percent of the prior twelve months' material, labor and other production costs increased to 46.4% at August 31, 1994 from 40.6% at August 31, 1993.

Cash flow used by investing activities in the first six months was $6.7 million higher than in the prior year, primarily due to capital expenditures for information systems.

Financing activities provided $30.4 million of cash during the first six months of fiscal 1995 after using $104.2 million in the comparable period last year. During the first six months last year, the Corporation retired $200 million of long-term debt, $100 million of which was repaid with funds on hand and $100
million of which was replaced with short-term borrowings.   The ratio of total
debt to total capitalization, which was 17.6% at August 31, 1994 compared to 16.9% last year, increased slightly as the higher borrowings were tempered by the increase in shareholders' equity.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1994, the end of its preceding fiscal year, to August 31, 1994, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31, 1993, the end of the corresponding fiscal quarter last year, to August 31, 1994, except the changes discussed above and aside from normal seasonal fluctuations.

Prospective Information
- -----------------------
Management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation.

                          PART II - OTHER INFORMATION
                          ---------------------------
Item  4.  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
           (a) The Annual Meeting of Shareholders of the Corporation was held on June 24, 1994.

           (c) - 1 The following individuals were elected to Class II of the
                   Corporation's Board of Directors:    Albert B.  Ratner, Harry
                   H. Stone and Abraham Zaleznik. The vote was as follows for the above-listed nominees:

                   Nominee                                  Votes For                           Votes Withheld
                   -------                                  ---------                           --------------
                   Albert B. Ratner                        101,711,909                             716,568
                   Harry H. Stone                          101,747,564                             726,641
                   Abraham Zaleznik                        101,802,588                             721,417

           (c) - 2 A proposal to approve the compensation plans for the Corporation's Chairman and Chief Executive Officer, and President and Chief Operating Officer, was approved by the shareholders. The vote was as follows:

                   Affirmative                              95,939,586
                   Negative                                  4,640,596
                   Abstain                                   1,672,391
                   Broker Non-Votes                            227,505

Item  6.  Exhibits and Reports on Form 8-K
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


October 7, 1994