Form 10-Q/A
period 1994-08-31
AMERICAN GREETINGS CORP
filed 1994-12-20
CIK 5133

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                          Amendment No. 1 to FORM 10-Q

(Mark One)
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     X           SECURITIES EXCHANGE ACT OF 1934
- -----------

For the quarterly period ended            August 31, 1994
                               -----------------------------------------

                                       OR
                                       --

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
- -----------

For the transition period from                    to
                               -------------------   ---------------------

                  Commission file number          0-502
                                              ------------

                     AMERICAN GREETINGS CORPORATION
  -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                        34-0065325
- --------------------------------                 --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)



One American Road, Cleveland, Ohio                        44144
- ---------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                  (216) 252-7300
               --------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X             No
    ----             ----

As of August 31, 1994, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:
                           Class A Common  69,727,017
                          Class B Common     4,636,494

                         AMERICAN GREETINGS CORPORATION
                                     INDEX

                                                                  Page
                                                                 Number
                                                                 ------

PART II - OTHER INFORMATION
- ---------------------------


         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . .   1


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
- ----------

                          PART II - OTHER INFORMATION
                          ---------------------------

Item  6.  Exhibits and Reports on Form 8-K
          --------------------------------

           (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

                     27       Financial Data Schedule

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERICAN GREETINGS CORPORATION


                                        By:      /s/ William S. Meyer
                                           ------------------------------
                                                William S. Meyer
                                                Controller
                                                Chief Accounting Officer


December 19, 1994