Form 10-Q
period 1994-11-30
AMERICAN GREETINGS CORP
filed 1995-01-12
CIK 5133

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  X        EXCHANGE ACT OF 1934
- -----

For the quarterly period ended    November 30, 1994
                               -------------------------

                                       OR
                                       --

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
- -----

For the transition period from                      to
                               --------------------    --------------------

                        Commission file number   0-502
                                                --------

                        AMERICAN GREETINGS CORPORATION
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Ohio                                       34-0065325
- --------------------------------                 -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


One American Road, Cleveland, Ohio                          44144
- --------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


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

Yes  X        No
    ---          ---


As of November 30, 1994, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                          Class A Common  69,750,739
                          Class B Common   4,634,589


                         AMERICAN GREETINGS CORPORATION
                                     INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------

PART I - FINANCIAL INFORMATION
- ------------------------------

         Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

         Item 2.  Management's Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . . 6


PART II - OTHER INFORMATION
- ---------------------------


         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . 8


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
- ----------










                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements
        --------------------

                        AMERICAN GREETINGS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME


               (Thousands of dollars except per-share amounts)

                                                                (Unaudited)
                                                             Nine Months Ended
                                                                November 30,
                                                   --------------------------------------
                                                        1994                    1993
                                                   ---------------        ---------------
Net Sales                                            $ 1,368,575            $ 1,296,652
Other income                                               6,046                  9,674
                                                   ---------------        ---------------
  Total revenue                                        1,374,621              1,306,326

Costs and expenses:
  Material, labor and other production costs             502,769                512,681
  Selling, distribution and marketing                    529,678                474,861
  Administrative and general                             167,150                159,602
  Interest                                                12,766                 12,923
                                                   ---------------        ---------------
    Total costs and expenses                           1,212,363              1,160,067
                                                   ---------------        ---------------
Income before income taxes and cumulative
  effect of accounting changes                           162,258                146,259
Income taxes                                              56,790                 54,847
                                                   ---------------        ---------------
Income before cumulative effect of accounting
  changes                                                105,468                 91,412
Cumulative effect of accounting changes,
  net of tax                                                --                   17,182
                                                   ---------------        ---------------
    Net income                                       $   105,468            $    74,230
                                                   ===============        ===============
Income per share:
  Before cumulative effect of accounting changes     $      1.42            $      1.24
  Cumulative effect of accounting changes,
    net of tax                                              --                     0.23
                                                   ---------------        ---------------
  Net income per share                               $      1.42            $      1.01
                                                   ===============        ===============
Dividends per share                                  $     0.405            $    0.3575
                                                   ===============        ===============
Average number of common shares oustanding            74,294,081             73,670,209


                                    Page 1






                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                (Thousands of dollars except per share amounts)




                                                               (Unaudited)
                                                            Three Months Ended
                                                               November 30,
                                                     ----------------------------------
                                                         1994                  1993
                                                     ------------          ------------
Net sales                                              $551,036              $518,987
Other income                                              1,704                 3,517
                                                     ------------          ------------
    Total revenue                                       552,740               522,504

Costs and expenses:
    Material, labor and other production costs          211,365               210,215
    Selling, distribution and marketing                 187,559               170,288
    Administrative and general                           58,367                55,057
    Interest                                              4,960                 4,599
                                                     ------------          ------------
       Total costs and expenses                         462,251               440,159
                                                     ------------          ------------

Income before income taxes                               90,489                82,345
Income taxes                                             31,599                30,879
                                                     ------------          ------------

       Net income                                      $ 58,890              $ 51,466
                                                     ============          ============

Net income per share                                   $   0.79              $   0.70
                                                     ============          ============

Dividends per share                                    $   0.14              $  0.125
                                                     ============          ============

Average number of common shares outstanding          74,373,753            74,097,140

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                    (Unaudited)            (Audited)           (Unaudited)
                                                   Nov. 30, 1994         Feb. 28, 1994        Nov. 30, 1993
                                                   -------------         -------------        -------------
ASSETS
Current assets
 Cash and equivalents                                  $36,472              $101,066               $64,752
 Trade accounts receivable, less allowances
  of $112,186, $110,987 and $91,152, respec-
  tively (principally for sales returns)               557,686               322,675               568,931
 Inventories:
  Raw material                                          44,378                48,845                38,155
  Work in process                                       40,445                38,956                29,609
  Finished products                                    230,567               202,620               223,156
                                                   -------------         -------------        -------------
                                                       315,390               290,421               290,920
  Less LIFO reserve                                     86,995                84,970                87,976
                                                   -------------         -------------        -------------
                                                       228,395               205,451               202,944
  Display material and factory supplies                 38,920                37,906                33,957
                                                   -------------         -------------        -------------
          Total inventories                            267,315               243,357               236,901
 Deferred income taxes                                  56,103                62,075                49,583
 Prepaid expenses and other                            124,295               121,022               108,334
                                                   -------------         -------------        -------------
          Total current assets                       1,041,871               850,195             1,028,501

Other assets                                           268,168               286,117               247,431

Property, plant and equipment                          833,233               793,965               757,095
 Less accumulated depreciation                         405,731               365,043               351,485
                                                   -------------         -------------        -------------
  Property, plant and equipment - net                  427,502               428,922               405,610
                                                   -------------         -------------        -------------
                                                    $1,737,541            $1,565,234            $1,681,542
                                                   =============         =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Debt due within one year                             $217,179              $132,036              $256,420
 Accounts payable                                      101,521               127,792               124,281
 Payroll and payroll taxes                              46,125                53,164                54,504
 Retirement plans                                       15,732                20,766                14,527
 Dividends payable                                      10,453                 9,300                 9,293
 Income taxes                                           49,666                32,857                29,256
                                                   -------------         -------------        -------------
          Total current liabilities                    440,676               375,915               488,281

Long-term debt                                          80,172                54,207                87,129
Postretirement benefit obligation                       21,716                19,427                20,832
Deferred income taxes                                   59,529                62,243                62,023
Shareholders' equity                                 1,135,448             1,053,442             1,023,277
                                                   -------------         -------------        -------------
                                                    $1,737,541            $1,565,234            $1,681,542
                                                   =============         =============        =============

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                             (Thousands of dollars)



                                                                     (Unaudited)
                                                                  Nine Months Ended
                                                                      November 30,
                                                            ----------------------------------
                                                                1994                  1993
                                                            -------------        -------------
OPERATING ACTIVITIES:
    Net income                                                 $105,468              $74,230
    Adjustments to reconcile to net cash
    provided (used) by operating activities:
       Postretirement benefit obligation                           -                  22,530
       Depreciation                                              51,945               43,222
       Deferred income taxes                                      3,347               (3,626)
       Change in operating assets and liabilities              (272,404)            (322,283)
       Other - net                                               11,170                7,471
                                                            -------------        -------------
       Cash Used by Operating Activities                       (100,474)            (178,456)


INVESTING ACTIVITIES:
    Property, plant & equipment additions                       (58,666)             (61,695)
    Other  - net                                                  8,006               32,336
                                                            -------------        -------------
       Cash Used by Investing Activities                        (50,660)             (29,359)


FINANCING ACTIVITIES:
    Increase in long-term debt                                   32,524               17,864
    Reduction of long-term debt                                 (25,363)            (204,606)
    Increase in short-term debt                                 103,368              236,368
    Sale of stock under benefit plans                             6,305               20,311
    Purchase of treasury shares                                    (165)              (6,145)
    Dividends to shareholders                                   (30,129)             (26,411)
                                                            -------------        -------------
       Cash Provided by Financing Activities                     86,540               37,381
                                                            -------------        -------------
DECREASE IN CASH AND EQUIVALENTS                                (64,594)            (170,434)


       Cash and Equivalents at Beginning of Year                101,066              235,186
                                                            -------------        -------------
       Cash and Equivalents at End of Period                    $36,472              $64,752
                                                            =============        =============

                         AMERICAN GREETINGS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

        Nine Months Ended November 30, 1994 and 1993


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

Part I., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
- -----------------------------------------------------

Results of Operations
- ---------------------

Net sales of $551.0 million for the third quarter and $1,368.6 million for the nine months ended November 30, 1994 were up 6.2% and 5.5%, respectively, over the same periods in the prior year. The increase for the third quarter was due to strong sales of everyday cards and shipments of seasonal accessories delayed from the second quarter. The increase for the nine months was due to strong sales of both everyday and seasonal cards. The weakening of foreign currencies against the US dollar lessened during the third quarter, and the unfavorable impact on net sales growth for the nine-month period moderated to .4 percentage point. Unit sales of greeting cards increased approximately 1% for both the quarter and nine-month period.

Other income decreased $1.8 million for the quarter and $3.6 million for the nine months from the same periods last year due primarily to lower character licensing royalties.

Material, labor and other production costs were 38.4% of net sales for the quarter compared to 40.5% for the third quarter last year and 36.7% for the nine months, down from 39.5% for the same period last year. These reductions were due to the overall improved gross margins as a result of continued savings from production efficiencies and higher sales prices.

Selling, distribution and marketing expenses were 34.0% of net sales for the quarter, up from 32.8% for the same period last year due to higher amortization expense related to deferred costs. For the nine months, selling, distribution and marketing expenses were 38.7% of net sales, compared to 36.6% last year. The increase for the nine months was due to the higher amortization expense and CreataCard's national advertising program.

Administrative and general expenses for the quarter were 10.6% of net sales, flat to prior year. For the nine months, administrative and general expenses were 12.2% of net sales, down slightly from 12.3% for the same period last year.

Interest expense increased $.4 million over the prior year for the quarter due primarily to higher interest rates on borrowings. For the nine months, interest expense decreased slightly from the prior year due primarily to a shift in debt from the United Kingdom to lower rate borrowings in the United States.

The effective tax rate for the nine months was 35.0%, lower than the 37.5% in the prior year due to the increased benefit from the corporate- owned life insurance program and the reduction in foreign losses with no tax benefit.

Liquidity and Capital Resources
- -------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for November 30, 1993 has been included.

Operations for the first nine months required $78.0 million less cash than the same period last year due to a slower growth in accounts receivable and a decrease in deferred costs related to agreements with customers. Net accounts receivable, which were 30.3% of the prior twelve months' net sales compared to 32.7% last year, reflect a decrease in extended payment terms. The decrease in deferred costs resulted from amortization of costs related to existing agreements which exceeded deferred costs related to new or additional agreements.

Offsetting these two items were a greater increase in inventories this year due to advance purchases of favorably-priced raw materials and the build up of inventory in the UK to support the launch of a new card line there, and lower trade accounts payable which was due to the timing of payments. Inventories as a percent of the prior twelve months' material, labor and other production costs increased to 40.4% at November 30, 1994 from 34.9% last year.

Investing activities used $21.3 million more cash for the first nine months than in the prior year. The prior year included a cash distribution of $24.5 million from the corporate-owned life insurance program. This was partially offset by lower overall capital expenditures this year compared to last year, particularly for CreataCard machines.

Financing activities provided $49.2 million more cash during the first nine months of this year than last year. During the first nine months last year, the Corporation retired $200 million of long-term debt, $100 million of which was repaid with funds on hand and $100 million of which was replaced with short-term borrowings.

Debt as a percentage of debt plus equity was 20.8% at November 30, 1994, a decrease from 25.1% the prior year, reflecting both the lower debt level and an increase in shareholders' equity. On a per share basis, shareholders' equity increased from $13.80 at November 30, 1993 to $15.26 at November 30, 1994.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1994, the end of its preceding fiscal year, to November 30, 1994, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30, 1993, the end of the corresponding fiscal quarter last year, to November 30, 1994, except the changes discussed above and aside from normal seasonal fluctuations.

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

                     27       Financial Data Schedule

           (b)     Reports on Form 8-K

                   None





                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMERICAN GREETINGS CORPORATION


                                        By:    /s/ William S. Meyer
                                            --------------------------------
                                               William S. Meyer
                                               Controller
                                               Chief Accounting Officer


     January 12, 1995