Form 10-K
period 1995-02-28
AMERICAN GREETINGS CORP
filed 1995-05-26
CIK 5133

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                               Commission File
Ended February 28, 1995                           Number 0-1502
      -----------------                                  ------
                        AMERICAN GREETINGS CORPORATION
                        ------------------------------
              (Exact name of registrant as specified in Charter)

          OHIO                                         34-0065325
- ------------------------                           -------------------
(State of incorporation)                            (I.R.S. Employer
                                                   Identification No.)

One American Road , Cleveland, Ohio                       44144
- -----------------------------------                     ----------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code (216)  252-7300
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

                                  YES X   NO
                                      -      -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 1995 - $1,957,392,952.

               Number of shares outstanding as of May 1, 1995:

                         CLASS A COMMON - 69,944,527
                         CLASS B COMMON -  4,631,391

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement filed with the Securities and Exchange Commission on May 12, 1995 with respect to the 1995 Annual Meeting of Shareholders called for June 23, 1995, are incorporated by reference into Part III.

                                    PART I

Item 1.  Business

        American Greetings Corporation and its subsidiaries operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other personal communication products. Greeting cards, gift wrap, paper party goods, candles and giftware are manufactured and /or sold in the United States by American Greetings Corporation, Plus Mark, Inc., Carlton Cards Retail, Inc., and Quality Greeting Card Distributing Company; in Canada by Carlton Cards Ltd. (Canada); in the United Kingdom by Carlton Cards Limited (UK), Maiden and Kemp Ltd., Someone Somewhere, Ltd., Carlton (UK) Retail, Ltd., and Carlton Cards Ltd. (Ireland); in France by Carlton Cards (France) SNC; and in Mexico by Carlton Mexico, S.A. de C.V. Personalized greeting cards are sold through CreataCard machines by CreataCard, Inc. in the United States, by CreataCard Canada, Inc. in Canada and by CreataCard (UK) Ltd. in the United Kingdom. Wilhold, a division of Plus Mark, Inc., produces and sells hair accessory items, Acme Frame Products, Inc. produces and sells picture frames, while Magnivision, Inc. produces and sells non-prescription reading glasses and eyeware accessories. Design licensing and character licensing are done by AGC, Inc. and Those Characters From Cleveland, Inc., respectively. AG Industries, Inc. manufactures custom display fixtures for the Corporation's products and products of others. Although other subsidiaries of American Greetings Corporation exist, they are either inactive, of minor importance or of a holding company nature.

        Many of the Corporation's products are manufactured at common production facilities and marketed by a common sales force. In fiscal 1995, marketing and manufacturing functions in the United States and Canada were combined. Dual priced cards are produced and distributed in both countries. Information concerning sales by major product classifications is included in
Part II, Item 7. Additionally, information by geographic area is included in Note J to the Consolidated Financial Statements included in Part II, Item 8.

The Corporation's products are primarily sold in approximately 110,000 retail outlets throughout the world. The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater
detail below. There are an estimated 500 companies in this industry.    The
Corporation's principal competitors, however, are Hallmark Cards, Incorporated and Gibson Greetings, Inc. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second largest company in the industry and the largest publicly owned company in the industry.

        The greeting card and gift wrap industry is generally mature. The Corporation's presence in the growing mass retail channels of distribution has enabled it to grow at a rate of one to two percent per year in greeting card units, and this unit growth is expected to continue.

        Production of the Corporation's products is on a level basis throughout the year. Everyday inventories remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine, Easter, Mother's Day, Father's Day and Graduation. Also characteristic of the business, accounts receivable for seasonal merchandise are carried for relatively long periods, as product is normally shipped three to five months prior to a holiday. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. The Corporation and many of its competitors sell seasonal greeting cards with the right of return.

        During the fiscal year, the Corporation experienced no difficulty in obtaining raw materials from suppliers.

        The weighted average interest rate on short-term borrowings outstanding as of February 28, 1995 was 6.5% (3.6% at February 28, 1994).

        At February 28, 1995, the Corporation employed approximately 15,700 full-time employees and approximately 19,900 part-time employees which, when jointly considered, equate to approximately 21,100 full-time employees. Approximately 3,000 of the Corporation's hourly plant employees are unionized. The locations and unions are: Cleveland, Ohio, International Association of Greeting Card Workers; Bardstown, Kentucky, and Corbin, Kentucky, International Brotherhood of Teamsters; Greeneville, Tennessee, Amalgamated Clothing & Textile Workers Union; and Toronto, Ontario (Carlton Cards Ltd.), Canadian Paperworkers Union. Labor relations at each location have been satisfactory. The Corporation's headquarters and other manufacturing locations are not unionized.

        The Corporation has a number of patents and registered trademarks which are used in connection with its products. The Corporation's designs and verses are protected by copyright. Although the licensing of copyrighted designs and trademarks produces additional revenue, in the opinion of the Corporation, the Corporation's operations are not dependent upon any individual patent, trademark, copyright or intellectual property license. The collective value of the Corporation's copyrights and trademarks is substantial and the Corporation follows an aggressive policy of protecting its patents, copyrights and trademarks.

        In fiscal 1995, the Corporation's major channels of distribution, in order of importance, were: drug stores, mass merchandisers, supermarkets, stationery and gift shops, combo stores (stores combining food, general merchandise and drug items), variety stores, military post exchanges, and department stores.

        Sales to the Corporation's five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 23.4% of net sales. Sales to retail customers are made through 25 regional and 62 district sales offices in the United States, Canada, United Kingdom, France and Mexico.

        The Corporation has agreements with various customers for the supply of greeting cards and related products. Contracts are separately negotiated to meet competitive situations; therefore, while some aspects of the agreements may be the same or similar, important contractual terms often vary from contract to contract. No one contract is significant to the Corporation's financial position. Under the agreements, customers typically receive allowances, discounts and/or advances in consideration for the Corporation being allowed to supply customers' stores for a stated term. Some of these competitive agreements have been negotiated with customers covering a period following that covered by current agreements and requiring the Corporation to make advances prior to the start of such future period. The Corporation views the use of such agreements as advantageous in developing and maintaining business with retail customers. Although risk is inherent in the granting of advances, payments and credits, the Corporation subjects such customers to its normal credit review. Losses attributable to these agreements have historically been immaterial. Advances, payments and credits made under these agreements are accounted for as deferred costs. The current and long-term portions of such deferred costs, which are material in the aggregate, are disclosed in Note B and Note C, respectively, to the Consolidated Financial Statements included in
Part II, Item 8. Note C also discusses the amortization policy. The Corporation believes that these agreements represent a common practice within the industry. Since Hallmark Cards, one of the Corporation's two principal competitors, is a non-public company, public disclosure of its practices has been limited. Gibson Greetings, the Corporation's other principal competitor and a public company, has made comparable disclosures with respect to such agreements.

Item 2.  Properties

        As of February 28, 1995, the Corporation owns or leases approximately
15.6 million square feet of plant, warehouse, store and office space, of which approximately 6.8 million square feet are leased. Space needs in the United States have been met primarily through long-term leases of properties constructed and financed by community development corporations and municipalities.

        The following table summarizes the principal plants and materially important physical properties of the Corporation:

                                                          Expiration
                          Approximate Square                Date of
                            Feet Occupied                  Material                     Principal
Location                Owned           Leased              Leases                      Activity
- --------                -----           ------              ------                      --------
Bardstown,             413,500                                                          Cutting, folding,
Kentucky                                                                                finishing, and
                                                                                        packaging of
                                                                                        greeting cards

Cleveland,           1,312,500                                                          International
Ohio                                                                                    headquarters; general
(2 locations)                                                                           offices of U.S.
                                                                                        Greeting Card Division,
                                                                                        Plus Mark, Inc., AG
                                                                                        Industries, Inc., Wilhold,
                                                                                        Carlton Cards Retail, Inc.,
                                                                                        CreataCard, Inc., and Acme
                                                                                        Frame Products, Inc., ;
                                                                                        creation and design
                                                                                        of greeting cards and
                                                                                        related products

Corbin,                                1,010,000             1997                       Printing of greeting
Kentucky                                                                                cards, gift wrapping
                                                                                        and paper party goods
                                                                                        and manufacture of
                                                                                        other related products

Danville,                              1,374,000             2001                       Distribution of
Kentucky                                                                                everyday greeting
                                                                                        cards and related
                                                                                        products

Forest City,           498,000           327,600             1996                       Manufacture of the
North Carolina                                                and                       Corporation's display
                                                             1999                       fixtures and other
                                                                                        custom display
                                                                                        fixtures for AG
                                                                                        Industries, Inc.

Greeneville,         1,410,000                                                          Printing and
Tennessee                                                                               packaging of seasonal
(2 locations)                                                                           wrapping items for
                                                                                        Plus Mark, Inc.

                                                          Expiration
                          Approximate Square                Date of
                            Feet Occupied                  Material                     Principal
Location                Owned           Leased              Leases                      Activity
- --------                -----           ------              ------                      --------
Harrisburg,                             417,000              2007                       Manufacture and
Arkansas                                                                                distribution facility of
                                                                                        metal picture frames
                                                                                        for Acme Frame Products, Inc.

Huntington Valley,                       18,800              1997                       Manufacture, order
Pennsylvania                                                                            filling, and distribution
                                                                                        of eyeglass
                                                                                        accessories for
                                                                                        Magnivision, Inc.

Lafayette,             194,000                                                          Manufacture of
Tennessee                                                                               envelopes for greeting
                                                                                        cards and packaging
                                                                                        of cards

McCrory,                                771,000              1996                       Order filling and
Arkansas                                                      and                       shipping of everyday
                                                             2005                       and seasonal products

Milton,                                  46,000              1996                       Order filling and
Pennsylvania                                                                            shipping of hair
                                                                                        accessory products for
                                                                                        Wilhold

Osceola,             2,800,800                                                          Cutting, folding,
Arkansas                                                                                finishing and
                                                                                        packaging of seasonal
                                                                                        greeting cards and
                                                                                        warehousing;
                                                                                        distribution of
                                                                                        seasonal products

Pembroke Pines,                          68,000              1998                       Manufacture, order
Florida                                                                                 filling and shipping of
                                                                                        non-prescription
                                                                                        reading glasses for
                                                                                        Magnivision, Inc.

Philadelphia,                           120,000              2017                       Hand finishing of
Mississippi                                                                             greeting cards

                                                          Expiration
                          Approximate Square                Date of
                            Feet Occupied                  Material                     Principal
Location                Owned           Leased              Leases                      Activity
- --------                -----           ------              ------                      --------
Ripley,                165,000                                                          Seasonal card printing
Tennessee                                                                               and forms

Shelbyville,                           250,000               1997                       Warehousing for
Kentucky                                                                                Carlton Cards Retail,
                                                                                        Inc.

Sunbury,               145,000                                                          Manufacture of hair
Pennsylvania                                                                            accessory products for
                                                                                        Wilhold

Corby,                  85,000                                                          Distribution of
England                                                                                 greeting cards and
                                                                                        related products for
                                                                                        Carlton Cards
                                                                                        Limited (UK)

Dewsbury,              361,000          87,000               2002,                      General offices of
England                                                      2008,                      Carlton Cards Limited
(5 locations)                                                 and                       (UK) and manufacture
                                                             2015                       of greeting cards and
                                                                                        related products

Mexico City,           166,000                                                          General offices of
Mexico                                                                                  Carlton Mexico, S.A. de
                                                                                        C.V. and manufacture
                                                                                        of greeting cards and
                                                                                        related products

Paris, France                           70,000               1997                       Distribution of
                                                                                        greeting cards and
                                                                                        related products for
                                                                                        Carlton Cards
                                                                                        (France) SNC

Toronto,             1,084,500                                                          General offices of
Ontario,                                                                                Carlton Cards Ltd.
Canada                                                                                  (Canada); manufacture
(2 locations)                                                                           of greeting cards and
                                                                                        related products

Item 3. Legal Proceedings

        As of May 1, 1995, the Corporation is a party to nine legal proceedings relating to state and federal environmental laws. One or more governmental authorities is a party to each proceeding. The proceedings allege, among other things, that hazardous waste material generated by the Corporation was improperly disposed of by others. In eight of these cases the Corporation has entered into consent decrees under which the Corporation has agreed to pay a pro rata share of clean-up costs. Costs of remediation in each of the proceedings cannot be estimated at this time; however, in the opinion of management, based on the amounts involved in each proceeding and in the aggregate, such liabilities will not have a material effect on the Corporation's consolidated financial position.

Item 4. Submission of Matters to Vote of Security Holders

        None

Executive Officers of the Registrant
- ------------------------------------

        The following is a list of the Corporation's executive officers, their ages as of May 1, 1995, their positions and offices, and number of years in executive office:


                                        Years as
Name                        Age     Executive Officer       Current Position and Office
- ----                        ---     -----------------       ---------------------------
Irving I. Stone              86            45               Founder-Chairman and Chairman
                                                              of the Executive Committee
Morry Weiss                  55            23               Chairman and Chief Executive
                                                              Officer
Edward Fruchtenbaum          47             9               President and  Chief Operating
                                                              Officer
Henry Lowenthal              63            23               Senior Vice President and
                                                              Chief Financial Officer
James R. Van Arsdale         56            12               Senior Vice President
John M. Klipfell             45            12               Senior Vice President
Harvey Levin                 62            14               Senior Vice President
William R. Mason             50            13               Senior Vice President
Erwin Weiss                  46             5               Senior Vice President
Jon Groetzinger, Jr.         46             7               Senior Vice President, General
                                                              Counsel and Secretary
William S. Meyer             48             7               Senior Vice President, Controller
Dale A. Cable                48             3               Treasurer

        Mr. Irving I. Stone is the father-in-law of Morry Weiss. Morry Weiss and Erwin Weiss are brothers. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time.

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

                                   PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

(a) MARKET INFORMATION
- ----------------------

        The high and low stock prices for the Corporation's Class A Common Shares, as reported in the NASDAQ National Market Listing, for the years ended February 28, 1995 and 1994:

                              1995                     1994
                       ------------------       ------------------
                         High       Low           High       Low
                       -------    -------       -------    -------
        1st Quarter    $30-1/2    $25-7/8       $29-1/4    $23-7/8
        2nd Quarter     31-3/8     27            29-7/8     26-1/2
        3rd Quarter     30-1/8     26-1/8        33-1/2     27-7/8
        4th Quarter     29-1/2     25-3/4        34-1/4     27-7/8

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

(b) SHAREHOLDERS
- ----------------

        At May 1, 1995, there were approximately 20,700 holders of Class A Common Shares and 271 holders of Class B Common Shares of record and individual participants in security position listings.

(c) CASH DIVIDENDS
- ------------------

            Dividends Per Share                                                  1995    1994
            -------------------                                                 -----   ------
                1st Quarter (paid June 10, 1994 and 1993)                       $.125   $.1075
                2nd Quarter (paid September 9, 1994 and September 10, 1993)     $.14    $.125
                3rd Quarter (paid December 9, 1994 and December 10, 1993)       $.14    $.125
                4th Quarter (paid March 10, 1995 and 1994)                      $.14    $.125
                                                                                -----   ------
                                                                                $.545   $.4825

Item 6. Selected Financial Data
Years ended February 28 or 29
Thousands of dollars except per share amounts *

Summary of Operations

                                                             1995            1994            1993            1992            1991
                                                         -----------     -----------     -----------     -----------     ----------
Net sales ...........................................    $ 1,868,927     $ 1,769,964     $ 1,671,692     $ 1,553,961     $ 1,412,716
Material, labor and other production costs ..........        676,085         672,020         661,183         645,951         597,109
Interest expense ....................................         16,871          16,897          26,924          30,423          31,378
Income before cumulative effect of
  accounting changes ................................        148,792         130,884         112,288          97,462          82,497
Cumulative effect of accounting
  changes, net of tax ...............................           -             17,182            -                -              -
Net income  .........................................        148,792         113,702         112,288          97,462          82,497
Income per share:
  Before cumulative effect of
    accounting changes ..............................           2.00            1.77            1.55            1.40            1.30
  Cumulative effect of accounting
    changes, net of tax .............................           -                .23             -               -               -
  Net income ........................................           2.00            1.54            1.55            1.40            1.30
Cash dividends per share ............................            .55             .48             .42             .38             .35
Fiscal year end market price per share ..............          29.38           27.88           24.00           21.25           18.88
Average number of shares outstanding ................     74,305,346      73,809,132      72,440,114      69,514,436      63,291,126

Financial Position

Accounts receivable .................................     $  324,329      $  322,675      $  276,932      $  264,125      $  272,179
Inventories .........................................        279,270         243,357         228,123         275,955         277,630
Working capital .....................................        531,199         474,280         581,651         628,997         484,169
Total assets ........................................      1,761,751       1,565,234       1,548,400       1,437,760       1,234,461
Capital expenditures ................................         97,290         102,859          77,099          67,328          45,303
Long-term debt ......................................         74,480          54,207         169,381         255,711         246,181
Shareholders' equity ................................      1,159,541       1,053,442         952,535         865,046         656,606
Shareholders' equity per share ......................          15.61           14.21           13.07           12.05           10.39
Net return on average shareholders' equity
  before cumulative effect of
  accounting changes ................................          13.4%           13.0%           12.4%           12.8%           13.1%
Return on net sales before income
  taxes and cumulative effect of accounting
  changes ...........................................          12.2%           11.8%           10.8%            9.8%            9.2%

* Share and per share amounts for 1993 and prior have been restated to reflect the 1994 stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Strategic and Financial Objectives
- ----------------------------------

Increasing shareholder value, through both stock appreciation and dividends,
remains management's primary objective.   The business strategies to accomplish
this include offering products, programs and services superior to the competition, developing and maintaining relationships with key retailers and challenging current business processes to preserve and improve profit margins.

During 1995, these strategies resulted in implementation of the Corporation's North American Plan, a major initiative to increase market penetration in the United States and Canada. Through this initiative, the marketing and manufacturing efforts in both countries have been combined to both improve efficiencies and provide a superior product line to the Canadian market. Features of this plan include production of dual priced cards in both countries and conversion of the Canadian production facility to just in time manufacturing. While 1995 results reflect expenses from implementation of this plan, which were not material, the positive impact in both the United States and Canadian markets will begin next year.

Program and product development initiatives included new card lines designed to appeal to specific segments of consumers and the introduction of decorative flags and mylar balloons, products planned to complement existing card lines. Also during 1995, the growth of the Corporation's technology based businesses continued with the addition of the interactive marketing division to CreataCard to pursue rapidly evolving electronic markets.


Results of Operations
- ---------------------

Revenues
- --------
The Corporation derives its revenues from the sale of greeting cards and related social expression products in a market that is highly competitive. Despite this competitive environment, net sales increased 5.6% in 1995 from 1994, marking the 89th consecutive annual increase. In 1994, net sales increased 5.9% over 1993. The increases in both years were due to strong sales of the Corporation's core products of everyday, seasonal and personalized greeting cards. Greeting card unit sales increased 1% in both years while net sales in dollars increased 7.8% in 1995 and 6.9% in 1994. While the unfavorable impact of foreign exchange rates moderated during 1995, the additional weakening of the Canadian dollar and Mexican peso against the United States dollar reduced net sales growth from 6.2% to 5.6%. In 1994, the unfavorable foreign exchange impact on the revenue increase was 1.4 percentage points.

The percent of net sales contributed by each major product classification is as follows:

                                                        1995    1994    1993
                                                        ----    ----    ----
Everyday Greeting Cards.............................     44%     41%     41%
Holiday Greeting Cards..............................     22%     24%     24%
Gift Wrapping and Party Goods.......................     18%     18%     18%
Consumer Products...................................     12%     13%     10%
Stationery And Miscellaneous........................      4%      4%      7%


Expenses and Profit Margins
- ---------------------------
The Corporation's success in improving margins continued in 1995. Material, labor and other production costs were 36.2% of net sales, down from 38.0% in 1994 and 39.6% in 1993. These improvements reflect higher selling prices and a product mix more heavily weighted with lower cost card products. The improvements in 1994 and 1993 also reflected reductions in card material costs in the United States which decreased 1.1% and 1.8%, respectively. United States card material costs remained stable in 1995 despite rising prices in the paper market. This cost containment was due to the Corporation's long-term commitments with certain paper suppliers, the benefit of which should extend into the next year. In 1993, material, labor and other production costs also included a $4.8 million LIFO inventory reduction which reduced costs in this category.

Selling, distribution and marketing expenses were 38.9% of net sales compared to 37.1% in 1994 and 36.9% in 1993. The increases in both years were due primarily to higher amortization of deferred costs related to agreements with certain retail customers. The Corporation enters into these agreements to develop and maintain business with retail customers when a long-term business relationship is advantageous. In 1995, the Corporation successfully negotiated new agreements with certain retailers to continue the existing business relationship beyond periods covered by current agreements. The new agreements required cash advances to the retailers in 1995 and in the future. The deferred costs related to these agreements will be amortized over the effective period of the agreements, beginning primarily in 1997. When related to total operations, the increased and prudent use of these agreements has not had a material impact on operations and the impact of unamortized deferred costs related to existing agreements and commitments should not be material to total operations. See Notes A, B and C to the Consolidated Financial Statements for further discussion of payment commitments and deferred costs related to these
agreements.   Contributing to the increase in 1995 was an expanded national advertising program, primarily related to the CreataCard business. Advertising expenses, all of which were expensed as incurred, were $58.3 million in 1995, $48.2 million in 1994 and $48.1 million in 1993.

Administrative and general expenses increased just 2% in 1995 and represented 12.4% of net sales. These expenses were 12.8% of net sales in 1994 and 12.1% of net sales in 1993. In 1994, certain new operating units, including Magnivision and CreataCard, experienced higher administrative and general expenses than the traditional business. The impact of these units on this expense category diminished in 1995 as the businesses grew. Contributions to the United States profit sharing plan in 1995 were comparable to 1994 after increasing $4.3 million from 1993 due to higher pre-tax income in the United States.

The pre-tax costs of corporate owned life insurance included in administrative and general expenses, which were again more than offset by the related tax benefits, increased $4.5 million in 1995 after increasing $2.5 million in 1994. The tax benefits of corporate owned life insurance are discussed below.

Interest expense for the year reflected a more efficient mix of debt between the United States and the United Kingdom and, despite rising interest rates, the Corporation's interest expense did not increase in 1995. In 1994, interest expense decreased $10 million due primarily to the repayment of the $100 million 8.375% notes on March 1, 1993 with funds on hand.

Interest expense in 1994 and 1993 also included amortization of an option premium on an interest rate swap which reduced interest expense by $1.1 million in 1994 and $2.1 million in 1993. See Note D to the Consolidated Financial Statements for further discussion of the interest rate swap.

The Corporation's effective tax rate decreased significantly to 34.5% in 1995 from 37.5% in 1994. The effective tax rate was 38.0% in 1993. The decrease in 1995 was due to higher tax benefits related to corporate owned life insurance and lower foreign losses with no tax benefit. In 1994, the increase in the United States statutory rate was more than offset by the tax benefits from the corporate owned life insurance. These tax benefits, which increased in each of the three years, resulted from non-taxable death benefits and increases in cash surrender value of the policies which exceeded the related premium and interest expenses.

Net income in 1995 rose to $148.8 million or $2.00 per share, up 13.7% compared to 1994 income before the cumulative effect of accounting changes. In 1994, net income of $113.7 million included a one-time charge of $22.5 million or $.31 per share resulting from the full recognition of the transition obligation associated with the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and a one-time benefit of $5.3 million or $.08 per share resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". (Throughout this discussion, per share amounts for 1993 reflect the two-for-one common stock split effected in the form of a 100% share dividend which was distributed on September 10, 1993 to shareholders of record on August 27, 1993.) Income before the cumulative effect of these accounting changes was $130.9 million or $1.77 per share, a 16.6% increase from $112.3 million or $1.55 per share in 1993.

Liquidity and Capital Resources

The Corporation's financial strength, stability and capacity to fund operational needs through strong operating cash flows and worldwide credit facilities continued in 1995. Working capital increased to $531.1 million from $474.3 million in 1994. In 1993, working capital was $581.6 million. As of the end of 1995, the ratio of total debt to total capitalization (equity plus short and long-term debt) was 14.6%, down from 15.0% in 1994 and 22.9% in 1993. The current ratio also improved to 2.5 in 1995 from 2.3 in 1994 and compares to
2.8 in 1993.

Cash flow from operations in 1995 increased $31.4 million to $107.0 million from $75.6 million in 1994 and compared to $169.3 million in 1993. The improvement from 1994 to 1995 was due to slower growth in accounts receivable and payments related to deferred costs, offset somewhat by an increase in inventories while additional cash was required during 1994 to support increases in these three asset categories.

Trade accounts receivable improved to 17.4% of net sales in 1995 from 18.2% at the end of 1994. As of the end of 1993, trade accounts receivable were 16.6% of net sales. In 1995, the Corporation effectively managed the use of extended payment terms which had caused the increase from 1993 to 1994.

Inventories as a percent of material, labor and other production costs were 41.3% in 1995 compared to 36.2% in 1994 and 34.5% in 1993. The higher inventory balances as of the end of 1995 were due primarily to increases in finished goods inventory in the United States to meet forecasted requirements, particularly for new programs. The increase also reflected advance purchases of paper for gift wrap production. The increase from 1993 to 1994 was due to the production of a new card line in the United Kingdom, advance purchases of favorably priced raw material and the Magnivision acquisition.

The agreements with retailers that result in deferred costs were a significant factor in cash flow from operations. These agreements are discussed above and in Notes A, B and C to the Consolidated Financial Statements. Funding of these agreements with retailers required $22.9 million less cash (net of the related amortization) in 1995 than in 1994, but increased $26.5 million from the cash required in 1993.

Capital expenditures included in investing activities in 1995 were $97.3 million, down from $102.9 million in 1994. In 1993, capital expenditures were $77.0 million. The deployment of the CreataCard machines, which caused the increase in 1994 due to the mass introduction, slowed during 1995 as the focus shifted to maximizing returns on existing machines. Capital expenditures for 1996 are expected to be $95.0 million. Total cash used by investing activities increased to $95.0 million in 1995 from $81.6 million and $86.5 million in 1994 and 1993, respectively. In 1994, additional policy loans under the corporate owned life insurance program, net of the increase in cash surrender value, provided $18.9 million of cash which mitigated the impact of the higher capital expenditures. In both 1995 and 1993, the net insurance investment did not increase as policy loans offset increases in cash surrender value.

Financing activities used $102.2 million less cash in 1995 than in 1994, and at $25.9 million was comparable to the $24.9 million used in 1993. In 1994, the Corporation's $100 million 8.375% notes were paid with funds on hand. The Corporation's commitment to increase overall return to shareholders resulted in an increase in dividends each of the three years from an annual rate of $.43 per share at the end of 1993 to $.56 per share at the end of 1995.

The seasonal nature of the business results in peak working capital requirements which are financed primarily through short term borrowings.
During 1995, the Corporation replaced its $250 million revolving credit agreement with a $400 million revolving credit agreement to support its commercial paper borrowing arrangement and provide a six year term option for up to $200 million. The agreement extends through June, 1999 and is renewable thereafter on an annual basis. See Note D to the Consolidated Financial Statements for further discussion on this credit agreement. This credit facility, along with funds generated by operations are expected to meet the Corporation's currently anticipated funding requirements.

Prospective Information
Management is not aware of any adverse trends that would materially affect the Corporation's financial strength. Management believes that the Corporation is in a position to meet unanticipated working capital needs or investment opportunities with additional financing based on its strong balance sheet, ability to generate cash and history of growth.

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED STATEMENT OF INCOME

Years ended February 28, 1995, 1994 and 1993

Thousands of dollars except per share amounts

                                                                          1995            1994            1993
                                                                      -----------     -----------     -----------
Net sales                                                             $ 1,868,927     $ 1,769,964     $ 1,671,692
Other income                                                                9,513          10,851          16,492
                                                                      -----------     -----------     -----------
  TOTAL REVENUE                                                         1,878,440       1,780,815       1,688,184

Costs and expenses:
  Material, labor and other production costs                              676,085         672,020         661,183
  Selling, distribution and marketing                                     727,087         655,823         616,538
  Administrative and general                                              231,234         226,661         202,429
  Interest                                                                 16,871          16,897          26,924
                                                                      -----------     -----------     -----------
                                                                        1,651,277       1,571,401       1,507,074
                                                                      -----------     -----------     -----------

Income before income taxes and
  cumulative effect of accounting changes                                 227,163         209,414         181,110

  Income taxes                                                             78,371          78,530          68,822
                                                                      -----------     -----------     -----------
Income before cumulative
  effect of accounting changes                                            148,792         130,884         112,288
Cumulative effect of accounting changes,
  net of tax                                                                 -             17,182            -
                                                                      -----------     -----------     -----------
NET INCOME                                                            $   148,792     $   113,702     $   112,288
                                                                      ===========     ===========     ===========

Income per share:
  Before cumulative effect of
    accounting changes                                                $      2.00     $      1.77     $      1.55

  Cumulative effect of
    accounting changes, net of tax                                           -                .23            -
                                                                      -----------     -----------     -----------

NET INCOME PER SHARE                                                  $      2.00     $      1.54     $      1.55
                                                                      ===========     ===========     ===========

Average number of shares outstanding                                   74,305,346      73,809,132      72,440,114

See notes to consolidated financial statements.

1993 share and per share amounts have been restated to reflect the 1994 stock split.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 1995 and 1994
Thousands of dollars


ASSETS                                                          1995            1994
                                                            -----------     -----------
CURRENT ASSETS
 Cash and cash equivalents                                  $    87,151     $   101,066
 Trade accounts receivable, less allowances for
   sales returns of $102,004 ($97,903 in 1994) and
   for doubtful accounts of $14,968 ($13,084 in 1994)           324,329         322,675
 Inventories:
   Raw material                                                  54,196          48,845
   Work in process                                               40,608          38,956
   Finished products                                            225,959         202,620
                                                            -----------     -----------
                                                                320,763         290,421
   Less LIFO reserve                                             86,169          84,970
                                                            -----------     -----------
                                                                234,594         205,451
   Display material and factory supplies                         44,676          37,906
                                                            -----------     -----------
     Total inventories                                          279,270         243,357
 Deferred income taxes                                           66,409          62,075
 Prepaid expenses and other                                     136,290         121,022
                                                            -----------     -----------
     Total current assets                                       893,449         850,195

OTHER ASSETS                                                    419,477         286,117

PROPERTY, PLANT AND EQUIPMENT
 Land                                                             5,533           5,975
 Buildings                                                      266,375         265,220
 Equipment and fixtures                                         590,071         522,770
                                                            -----------     -----------
                                                                861,979         793,965

 Less accumulated depreciation                                  413,154         365,043
                                                            -----------     -----------
   Property, plant and equipment - net                          448,825         428,922
                                                            -----------     -----------

                                                            $ 1,761,751     $ 1,565,234
                                                            ===========     ===========

See notes to consolidated financial statements.

February 28, 1995 and 1994
Thousands of dollars

LIABILITIES AND SHAREHOLDERS' EQUITY                            1995            1994
                                                            -----------     -----------
CURRENT LIABILITIES
 Debt due within one year                                   $   123,407     $   132,036
 Accounts payable                                               140,660         127,792
 Payroll and payroll taxes                                       53,136          53,164
 Retirement plans                                                20,633          20,766
 Dividends payable                                               10,426           9,300
 Income taxes                                                    13,988          32,857
                                                            -----------     -----------
    Total current liabilities                                   362,250         375,915

LONG-TERM DEBT                                                   74,480          54,207

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                      17,815          19,427

OTHER LIABILITIES                                                90,969            -

DEFERRED INCOME TAXES                                            56,696          62,243

SHAREHOLDERS' EQUITY
 Common shares - par value $1:
   Class A - 69,825,377 shares issued
   less 151,619 Treasury shares in 1995
   and 69,590,011 shares issued less
   43,886 Treasury shares in 1994                                69,674          69,546

   Class B - 6,066,096 shares issued
   less 1,438,083 Treasury shares in 1995
   and 6,066,096 shares issued less
   1,493,152 Treasury shares in 1994                              4,628           4,573

 Capital in excess of par value                                 255,022         249,192
 Treasury stock                                                 (30,585)        (28,240)
 Cumulative translation adjustment                              (22,226)        (16,421)
 Retained earnings                                              883,028         774,792
                                                            -----------     -----------
    Total shareholders' equity                                1,159,541       1,053,442
                                                            -----------     -----------

                                                            $ 1,761,751     $ 1,565,234
                                                            ===========     ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28, 1995, 1994 and 1993

Thousands of dollars
                                                                        1995           1994          1993
                                                                      ---------      ---------     ---------
OPERATING ACTIVITIES:
 Net income                                                           $ 148,792      $ 113,702     $ 112,288
 Adjustments to reconcile to net cash
   provided (used) by operating activities:
     Postretirement benefit obligation                                     -            22,530          -
     Depreciation                                                        68,438         59,575        48,450
     Deferred income taxes                                               (9,736)       (15,809)       (9,286)
     Changes in operating assets and liabilities:
       Increase in trade accounts receivable                             (4,973)       (37,940)      (17,498)
       (Increase) decrease in inventories                               (37,944)       (13,196)       39,279
       Increase in other current assets                                 (14,860)       (31,256)      (35,263)
       Increase in deferred cost - net                                  (45,746)       (52,887)      (16,942)
       (Decrease) increase in accounts
         payable and other liabilities                                   (4,879)        23,008        43,401
     Other - net                                                          7,906          7,886         4,851
                                                                      ---------      ---------     ---------
     Cash Provided by Operating Activities                              106,998         75,613       169,280

INVESTING ACTIVITIES:
 Property, plant and equipment additions                                (97,290)      (102,859)      (77,099)
 Proceeds from sale of fixed assets                                       3,447          1,009           592
 Investment in corporate-owned life insurance                             1,813         18,930           471
 Other                                                                   (2,966)         1,344       (10,473)
                                                                      ---------      ---------     ---------
     Cash Used by Investing Activities                                  (94,996)       (81,576)      (86,509)

FINANCING ACTIVITIES:
 Increase in long-term debt                                              30,914         19,519        19,103
 Reduction of long-term debt                                            (29,862)      (216,892)       (3,911)
 Increase (decrease) in short-term debt                                   9,919         89,456       (16,717)
 Sale of stock under benefit plans                                        7,130         21,792        15,100
 Purchase of treasury shares                                             (3,462)        (6,399)       (8,028)
 Dividends to shareholders                                              (40,556)       (35,633)      (30,494)
                                                                      ---------      ---------     ---------
   Cash Used by Financing Activities                                    (25,917)      (128,157)      (24,947)
                                                                      ---------      ---------     ---------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                             (13,915)      (134,120)       57,824
Cash and Equivalents at Beginning of Year                               101,066        235,186       177,362
                                                                      ---------      ---------     ---------
Cash and Equivalents at End of Year                                   $  87,151      $ 101,066     $ 235,186
                                                                      =========      =========     =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Years ended February 28, 1995, 1994 and 1993
Thousands of dollars except per share amounts


                                     Common Shares         Capital in                   Cumulative
                                 ---------------------     Excess of       Treasury     Translation      Retained
                                  Class A     Class B      Par Value        Stock        Adjustment      Earnings         Total
                                  -------     -------      ---------        -----        ----------      --------         -----
BALANCE FEBRUARY 29, 1992         $33,869     $2,015       $241,164       $(28,524)      $   (551)       $617,073       $  865,046
  Net income                                                                                              112,288          112,288
  Cash dividends-$.42 per share                                                                           (30,494)         (30,494)
  Exchange of shares                  (23)        23
  Sale of shares under benefit
    plans, including tax benefits     258        177          8,497          5,274                         (2,921)          11,285
  Purchase of treasury shares          (1)      (177)                       (7,850)                                         (8,028)
  Sale of treasury shares                         89                         2,948                            777            3,814
  Translation adjustment                                                                  (11,029)                         (11,029)
  Issuance of stock in acquisition     221                    9,432                                                          9,653
                                   -------    ------       --------       --------       --------        --------       ----------
BALANCE FEBRUARY 28, 1993           34,324     2,127        259,093        (28,152)       (11,580)        696,723          952,535

  Net income                                                                                              113,702          113,702
  Cash dividends-$.48 per share                                                                           (35,633)         (35,633)
  Exchange of shares                    16       (16)
  Sale of shares under benefit
    plans, including tax benefits      251        24          7,279            430                                           7,984
  Purchase of treasury shares           (2)     (210)                       (6,857)                                         (7,069)
  Sale of treasury shares                        418          8,551          5,509                                          14,478
  Translation adjustment                                                                   (4,841)                          (4,841)
  Issuance of stock in acquisition     252                   12,034                                                         12,286
  Issuance of 34,704,750 class A
    shares and 2,229,618 class B
    shares to effect two-for-one
    stock split                     34,705     2,230        (37,765)           830
                                   -------    ------       --------       --------       --------        --------       ----------
BALANCE FEBRUARY 28, 1994           69,546     4,573        249,192        (28,240)       (16,421)        774,792        1,053,442

  Net income                                                                                              148,792          148,792
  Cash dividends-$.55 per share                                                                           (40,556)         (40,556)
  Exchange of shares                    19       (19)
  Sale of shares under benefit
    plans, including tax benefits      239         5          4,854            123                                           5,221
  Purchase of treasury shares         (130)       (5)                       (3,469)                                         (3,604)
  Sale of treasury shares                         74            976          1,001                                           2,051
  Translation adjustment                                                                   (5,805)                          (5,805)
                                   -------    ------       --------       --------       --------        --------       ----------
BALANCE FEBRUARY 28, 1995          $69,674    $4,628       $255,022       $(30,585)      $(22,226)       $883,028       $1,159,541
                                   =======    ======       ========       ========       ========        ========       ==========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 28, 1995, 1994 and 1993
Thousands of dollars except per share amounts

NOTE A - ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All intercompany transactions are eliminated.

Cash Equivalents: The Corporation considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Financial Instruments: The carrying value of the Corporation's financial instruments approximate their fair market values.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandiser, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, France and Mexico. The Corporation conducts business based on periodic evaluations of its customers' financial condition and generally does not require collateral.
While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit exists.

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

Investment in Life Insurance: The Corporation's investment in corporate-owned life insurance policies is recorded net of policy loans in other assets. The net life insurance expense, including interest expense, is included in administrative and general expenses in the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, is $59,344, $43,543 and $31,851 in 1995, 1994 and 1993, respectively.

Property and Depreciation: Property, plant and equipment is carried at cost. Depreciation and amortization of buildings, equipment and fixtures is computed principally by the straight-line method over the useful lives of the various assets.

Other Liabilities: The other liabilities classification represents payment commitments relating to agreements with certain customers due primarily in 1997.

Revenue Recognition: Sales and related costs are recorded by the Corporation upon shipment of products to non-related retailers and upon the sale of products at Corporation-owned retail locations. Seasonal cards are sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of seasonal cards when those products are shipped to non-related retailers.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $58,342, $48,228 and $48,069 in 1995, 1994 and 1993, respectively.

Income Taxes: Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Stock Split and Earnings Per Share: Income per share information is based on the average number of shares outstanding during each year. On June 25, 1993, the Corporation declared a two-for-one stock split of the Corporation's common stock, effected in the form of a 100% share dividend. Such distribution was made on September 10, 1993 to shareholders of record at the close of business on August 27, 1993. All 1993 share and per share amounts have been restated to retroactively reflect the stock split. For the years presented, stock options do not have a material dilutive effect.

NOTE B - PREPAID EXPENSES AND OTHER

The prepaid expenses and other classification consists of deferred costs relating to agreements with certain customers, cash and short-term investments held in trust for the payment of medical benefits, and prepaid rent and insurance.

The largest component of prepaid expenses and other is deferred costs estimated to be charged to operations during the next year and are $110,890 and $98,004 at February 28, 1995 and 1994, respectively.

NOTE C - OTHER ASSETS

The other assets classification consists of various long-term assets such as deferred costs relating to agreements with certain customers, corporate-owned life insurance, goodwill and equity investments. The largest component of other assets is deferred costs, which are $311,503 and $174,524 at February 28, 1995 and 1994, respectively. Deferred costs are charged to operations on a straight-line basis over the effective period of the agreement, generally three to six years. At February 28, 1995, these costs include amounts which, during 1995, were committed for future payment. Deferred costs estimated to be charged to operations during the next year are classified with prepaid expenses and other.

NOTE D - LONG AND SHORT-TERM DEBT

The Corporation has a $400,000 domestic revolving credit agreement which supports its commercial paper borrowing arrangement. The agreement provides an option to convert up to $200,000 to a term loan. The agreement extends through June 1999 and can be extended annually for one year to the June 30 next following the expiration date. A commitment fee is due on the unused portion of the credit facility and can range from 1/10 of 1% to 1/4 of 1%. As of February 28, 1995, the commitment fee is 1/8 of 1%. The Corporation also has a $100,000 domestic uncommitted line of credit available for short-term financing. No borrowings are outstanding under the domestic revolving credit agreement or the uncommitted line of credit as of February 28, 1995. In addition, the Corporation's subsidiaries in Canada, the United Kingdom and France have credit agreements permitting borrowing of up to $157,271 of which $79,184 is convertible to term loans. At February 28, 1995, $93,973 is outstanding under these foreign revolving credit facilities, which expire at various dates, the earliest of which is June 1995. All of the Corporation's revolving credit agreements provide for various borrowing alternatives in their respective currencies with interest rates ranging from 7.2% to 8.4% for amounts borrowed as of February 28, 1995.

At February 28, 1995 and 1994, debt due within one year consists of the following:

                                                   1995            1994
                                                   ----            ----
        Current maturities of long term debt     $    868        $ 19,120
        Notes payable                              20,758          45,970
        Commercial paper                          101,781          66,946
                                                 --------        --------
        Total                                    $123,407        $132,036
                                                 ========        ========

At February 28, 1995 and 1994, long-term debt consists of the following:

                                                   1995            1994
                                                 --------        --------
        Revolving credit agreements              $ 74,321        $ 71,196
        Other                                       1,027           2,131
                                                 --------        --------
                                                   75,348          73,327
        Less current maturities                       868          19,120
                                                 --------        --------
                                                 $ 74,480        $ 54,207
                                                 ========        ========


Aggregate maturities of long-term debt are as follow:

                1996             $   868
                1997              49,302
                1998                  20
                1999                 -
                2000                 -
                Thereafter        25,158
                                 -------
                                 $75,348
                                 =======

At February 28, 1995 the Corporation had credit arrangements to support the issuance of letters of credit in the amount of $40,000 with $31,727 of open credits outstanding.

Interest paid on short-term and long-term debt was $16,081 in 1995, $17,495 in 1994 and $27,386 in 1993.

During 1993 the Corporation sold an option to enter into an interest rate swap agreement to hedge a notional amount of $100,000. The cash consideration received from the sale of the option is recorded as a reduction of interest expense over the period of the option. On July 15, 1993, the $100,000 8.125% notes originally due July 15, 1996 were called and replaced with short-term borrowings. Also on that date, the interest rate swap was exercised. Under the terms of the swap, the Corporation pays 8.125% fixed and receives the US Dealer Commercial Paper Composite Rate floating until July 15, 1996, the maturity date of the swap agreement. At February 28, 1995, the cost to the Corporation upon cancellation of the swap would be $2,362. However, the Corporation intends to hold the swap agreement until maturity.

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

On March 1, 1993 the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The statement requires the Corporation to recognize the cost of providing certain retiree benefits on an accrual basis. The Corporation elected to immediately recognize the cumulative effect of this accounting change at March 1, 1993 and reduced income by $36,048 ($22,530 net of tax) in
1994.   Postretirement benefit costs for 1993, which were recorded on a cash basis, have not been restated.

The following table presents the plan's funded status at February 28, 1995 and 1994 as recognized in the Corporation's Consolidated Statement of Financial
Position:

                                                           1995          1994
                                                         --------      --------
      Accumulated postretirement benefit obligation:
        Retirees                                         $ 19,318      $ 16,005
        Fully eligible active plan participants             5,686         4,994
        Other active plan participants                     16,701        18,304
                                                         --------      --------
          Accumulated postretirement benefit obligation    41,705        39,303

        Plan assets, primarily listed stocks and bonds    (21,970)      (18,475)
                                                         --------      --------
         Accumulated postretirement benefit obligation
          in excess of plan assets                         19,735        20,828

        Unrecognized net loss                              (1,920)       (1,401)
                                                         --------      --------
        Postretirement benefit obligation                $ 17,815      $ 19,427
                                                         ========      ========

Net periodic postretirement cost includes the following components:

                                                           1995          1994
                                                         --------      --------
      Service cost                                       $  1,313      $  1,381
      Interest cost                                         2,965         3,118
      Actual return on plan assets                         (1,209)         (897)
                                                         --------      --------
                                                         $  3,069      $  3,602
                                                         ========      ========

Assumptions used in the computations:

                                                              1995      1994
                                                              ----      ----
      Assumed discount rate                                   8.0%      7.5%
      Expected long-term rate of return on plan assets        8.0%      7.0%

A 9% annual rate of increase in per capita cost of covered benefits is assumed through 1996. This rate decreases to 7.5% in 1997 and to 6% in 2002 and remains at that level thereafter. This health care trend rate has a significant impact on the amount reported. For example, a 1% increase in the trend rate in each year would increase the accumulated postretirement benefit obligation at February 28, 1995 by $6,465 and increase aggregate service and interest cost for the year by $915.


NOTE F - LONG TERM LEASES

The Corporation is committed under noncancelable operating leases for commercial properties (many of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28, 1995, 1994 and 1993 follows:

                                                1995         1994         1993
                                              --------     --------     --------
Gross rentals ............................    $ 63,247     $ 63,377     $ 65,707
Less sublease rentals ....................       8,378        7,733        6,196
                                              --------     --------     --------
Net rental expense .......................    $ 54,869     $ 55,644     $ 59,511
                                              ========     ========     ========

At February 28, 1995, future minimum rental payments for noncancelable operating leases, net of aggregate minimum noncancelable sublease rentals to be received, follow:

        Gross Rentals:
        1996 .....................................................   $  50,222
        1997 .....................................................      44,407
        1998 .....................................................      39,289
        1999 .....................................................      36,504
        2000 .....................................................      33,391
        Later years ..............................................     168,432
                                                                       --------
                                                                       372,245
        Sublease rentals .........................................     (72,364)
                                                                     ---------
        Net rentals ..............................................   $ 299,881
                                                                     =========

NOTE G - INCOME TAXES

Income (loss) before income taxes and the cumulative effect of accounting changes:

                                  1995              1994            1993
                                --------          --------        --------
United States                   $235,515          $222,957        $192,990
Foreign                           (8,352)          (13,543)        (11,880)
                                --------          --------        --------
                                $227,163          $209,414        $181,110
                                ========          ========        ========

Income taxes have been provided as follows:

                                  1995              1994            1993
                                --------          --------        --------
Current:
  Federal                       $ 72,242          $ 78,274        $ 63,721
  Foreign                          1,416             1,936           3,677
  State and local                 14,393            10,376          12,062
                                --------          --------        --------
                                  88,051            90,586          79,460

Deferred (principally federal)    (9,680)          (12,056)        (10,638)
                                --------          --------        --------
                                $ 78,371          $ 78,530        $ 68,822
                                ========          ========        ========

Significant components of the Corporation's deferred tax liabilities and assets at February 28, 1995 and 1994 are as follow:

                                          1995              1994
                                        --------          --------

Deferred tax liabilities:
  Depreciation                          $ 58,249          $ 60,872
  Other                                   23,971            26,013
                                        --------          --------
    Total deferred tax liabilities        82,220            86,885

Deferred tax assets:
  Sales returns                           31,980            30,228
  Other                                   69,701            70,808
                                        --------          --------
                                         101,681           101,036

    Valuation allowance                   (9,748)          (14,321)
                                        --------          --------
    Total deferred tax assets             91,933            86,715
                                        --------          --------
    Net deferred assets/(liabilities)   $  9,713          $   (170)
                                        ========          ========

The decrease in the valuation allowance was primarily due to the reduction of net operating loss carryforwards in the United Kingdom.

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                                  1995       1994      1993
                                                  -----      ----      ----
   Statutory rate                                 35.0%      35.0%     34.0%
   State and local income taxes, net
     of federal tax benefit                        3.8        3.4       4.4
   Subsidiaries' losses without tax benefit        1.3        3.1       4.1
   Corporate-owned life insurance investments     (6.7)      (5.4)     (4.3)
   Other                                           1.1        1.4       (.2)
                                                   ----      ----      ----
   Effective tax rate                              34.5%     37.5%     38.0%
                                                   ====      ====      ====


Income taxes paid were $101,982 in 1995, $83,290 in 1994, and $67,108 in 1993.

No deferred taxes have been provided on approximately $43,000 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings, however, foreign tax credits would be available to reduce federal income taxes in the event of distribution. At February 28, 1995 the Corporation had approximately $28,000 of foreign operating loss carryforwards with no expiration date.

The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective March 1, 1993. This statement required the Corporation to change its method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative effect of adopting the statement as of March 1, 1993 was to increase net income by $5,348.

NOTE H - COMMON SHARES AND STOCK OPTIONS

At February 28, 1995 and 1994, common shares authorized consisted of 93,800,000 Class A and 7,916,484 Class B shares. At February 28, 1993, common shares authorized consisted of 46,900,000 Class A and 3,958,242 Class B shares. On June 25, 1993, the shareholders approved increases in the authorized number of Class A and Class B shares to 93,800,000 and 7,916,484, respectively. On that date, the Board of Directors of the Corporation declared a two-for-one stock split of the Corporation's Class A and Class B common stock, to be effected in the form of a 100% share dividend. Such distribution was made on September 10, 1993, to shareholders of record at the close of business August 27, 1993.
Class A shares have one vote per share and Class B shares have ten votes per share. There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation's Amended Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder's extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation's Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. During 1994, the Corporation purchased 165,762 Class B shares from a Director of the Corporation at the then-current market price of the shares.

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

Stock option transactions and prices are summarized as follow:

                                                                      Options Price Range
                           Number of Options                               Per Share
                        -----------------------             --------------------------------------
                         Class A        Class B                 Class A               Class B
                        ---------      --------             ----------------      ----------------
Options outstanding
  February 29, 1992     1,163,112       865,750             $ 5.85  - $20.25            $7.16
        Granted         1,743,600       296,000              19.25  -  24.25       19.25  -  19.82
        Exercised        (516,740)     (353,500)              5.85  -  20.25             7.16
        Cancelled         (85,900)         -
                        ---------      --------

Options outstanding
  February 28, 1993     2,304,072       808,250               6.75  -  24.25        7.16  -  19.81
        Granted           219,475         1,590              24.94  -  31.25            26.75
        Exercised        (373,207)      (34,750)              6.75  -  27.31        7.16  -  19.81
        Cancelled        (106,800)         -
                        ---------      --------

Options outstanding
  February 28, 1994     2,043,540       775,090               6.75  -  31.25       19.25  -  26.75
        Granted            76,791          -                 26.13  -  30.00              -
        Exercised        (235,366)       (5,000)              6.75  -  29.31            19.25
        Cancelled         (58,000)         -
                        ---------      --------

Options outstanding
  February 28, 1995     1,826,965       770,090             $ 6.75  - $31.25      $19.25  - $26.75
                        =========      ========


Options exercisable at February 28:

        1995            1,202,865       439,590
        1994              949,654       285,590

NOTE I - RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Contributions to the profit-sharing plan were $20,414, $20,445 and $16,966 for 1995, 1994 and 1993, respectively. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation's matching contributions were $2,557, $2,577 and $1,750 for 1995, 1994 and 1993, respectively.

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

In addition to its North American operations, which include the United States and Canada, the Corporation has subsidiaries in Europe and Mexico.

Revenue transfers between geographic areas and other intergeographic eliminations are not material. The Corporation does not derive more than 10% of its total revenue from any individual customer, government agency or export sales. Operating profit (loss) by geographic segment is revenue less operating costs, excluding interest, income taxes and cumulative effect of accounting changes.

Segment information by geographic area for the years ended February 28, 1995, 1994 and 1993 follows:


                              North           Other
                             America         Foreign       Consolidated
                           -----------     -----------     ------------
1995
- ----
Total revenue              $ 1,775,957     $   102,483     $ 1,878,440
Operating profit (loss)        251,990          (7,956)        244,034
Total assets excluding
  cash and equivalents       1,565,973         108,627       1,674,600

1994
- ----
Total revenue              $ 1,679,753     $   101,062     $ 1,780,815
Operating profit (loss)        239,721         (13,410)        226,311
Total assets excluding
  cash and equivalents       1,363,638         100,530       1,464,168

1993
- ----
Total revenue              $ 1,582,650     $   105,534     $ 1,688,184
Operating profit (loss)        221,724         (13,690)        208,034
Total assets excluding
  cash and equivalents       1,215,236          97,978       1,313,214

QUARTERLY RESULTS OF OPERATIONS
- -------------------------------
(Unaudited)
Thousands of dollars except per share amounts *

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 1995 and 1994.


                                              Quarter Ended
                                         ------------------------
                             May 31      August 31    November 30   February 28
                           ---------     ---------    -----------   -----------
Fiscal 1995
- -----------
Net sales                  $ 416,403     $ 401,136     $ 551,036     $ 500,352
Total revenue                418,792       403,089       552,740       503,819
Material, labor and
  other production costs     137,741       153,663       211,365       173,316
Net income                    33,162        13,416        58,890        43,324
 Per share                       .45           .18           .79           .58

Fiscal 1994
- -----------
Net sales                  $ 391,959     $ 385,706     $ 518,987     $ 473,312
Total revenue                395,441       388,381       522,504       474,489
Material, labor and
  other production costs     143,626       158,840       210,215       159,339
Income before
  cumulative effect
  of accounting changes       29,027        10,919        51,466        39,472
Cumulative effect of
  accounting changes,
  net of tax                  17,182          -             -             -
Net income                    11,845        10,919        51,466        39,472
Income per share:
  Before cumulative
    effect of accounting
    changes                      .39           .15           .70           .53
  Cumulative effect of
    accounting changes,
    net of tax                   .23          -             -             -
  Net income                     .16           .15           .70           .53

* Per share amounts have been restated, as appropriate, to reflect the 1994 stock split.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
American Greetings Corporation


We have audited the accompanying consolidated statements of financial position of American Greetings Corporation and subsidiaries as of February 28, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation and subsidiaries as of February 28, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes E and G to the consolidated financial statements, in 1994 the Corporation changed its methods of accounting for postretirement benefits other than pensions and income taxes.


                                               Ernst & Young LLP

Cleveland, Ohio
March 30, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no disagreements with the Corporation's independent accountants on accounting and financial disclosure matters within the two year period ended February 28, 1995, or in any period subsequent to such date.


                                    PART III

        The Corporation hereby incorporates by reference the information called for by Part III of Form 10-K from the Corporation's Notice of Annual Meeting of Shareholders to be held June 23, 1995, and related Proxy Statement filed with the Securities and Exchange Commission on May 12, 1995.

                             (Next Item is Part IV)

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

             1.  Financial Statements                                               Page No.
                 --------------------                                               --------
                  Included in Part II of this report:

                       Consolidated Statement of Income - Years ended                     17
                        February 28, 1995, 1994 and 1993

                       Consolidated Statement of Financial Position                  18 - 19
                        February 28, 1995 and 1994

                       Consolidated Statement of Cash Flows - Years ended
                        February 28, 1995, 1994 and 1993                                  20

                       Consolidated Statement of Shareholders' Equity-
                        Years ended February 28, 1995, 1994 and 1993                      21

                       Notes to Consolidated Financial Statements - Years ended
                        February 28, 1995, 1994 and 1993                             22 - 33

                       Quarterly Results of Operations (Unaudited)                        34

                       Report of Ernst & Young LLP, Independent Auditors                  35

             2.  Exhibits required by Item 601 of Regulation S-K:
                 ------------------------------------------------

              (3)     Articles of Incorporation and By-laws

                      (i)     Amended Articles of Incorporation of the Registrant

                              This Exhibit has been previously filed as an Exhibit to the
                              Registrant's Form S-3 Registration Statement (Registration No.
                              33-50255) filed on September 15, 1993, and is incorporated herein by reference.

                      (ii)    Amended Regulations of the Registrant

                              This Exhibit has been previously filed as an Exhibit to
                              Amendment No. 1 to the Registrant's Form S-3 Registration
                              Statement (Registration No. 33-39726) filed on May 17, 1991, and is incorporated herein by reference.

                                             PART IV - Continued                    Page No.
                                                                                    --------
           (10)      Material Contracts

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

                        (iii) Employment Agreement with Edward Fruchtenbaum, dated May 18, 1992 (as amended).

                                This Exhibit has been previously filed as an Exhibit
                                to the Registrant's Form 10-K Annual Report for the
                                Fiscal Year ended February 28, 1994, and is
                                incorporated herein by reference.

               (ii)(A)  (i)     Executive Bonus Plan

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

                                             PART IV - Continued                    Page No.
                                                                                    --------
                        (iv)    1982 Incentive Stock Option Plan

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

                                             PART IV - Continued                    Page No.
                                                                                    --------
                        (x)     1992 Stock Option Plan

                                This Exhibit has been previously filed as an
                                Exhibit to the Registrant's Form 10-K Annual Report
                                for the Fiscal Year ended  February 28, 1993, and is
                                incorporated herein by reference.

                        (xi)    CEO/COO Compensation Plans                             E - 1


           (11)         Statement Re Computation of Per Share Earnings                 E - 3

           (21)         Subsidiaries of the Registrant                                 E - 4

           (23)         Consent of Independent Auditors                                E - 5

           (27)         Financial Data Schedule




Executive Compensation Plans and Arrangements

                        The Corporation's executive compensation plans and arrangements are listed under Exhibit 10 hereof.

           (b)          Reports on Form 8-K

                        None

           (c) Exhibits listed in Item 14(a) 3. are included herein or incorporated herein by reference

           (d)          Financial Statement Schedules

                        The response to this portion of Item 14 is submitted on Page 41.

                               PART IV - Continued                                  Page No.
                                                                                    --------
             3.  Financial Statement Schedules
                 -----------------------------
                 Included in Part IV of the report:

                 Schedule II - Valuation and Qualifying Accounts                       S - 1


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


                                         AMERICAN GREETINGS CORPORATION
                                         ------------------------------
                                                 (Registrant)


Date:  May 26, 1995                      By:  /s/ Jon Groetzinger, Jr.
       ------------                           ------------------------
                                              Jon Groetzinger, Jr.
                                              Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                TITLE                        DATE
       ---------                -----                        ----
/s/ Irving I. Stone         Founder-Chairman;         )
- -------------------------   Chairman of the           )
Irving I. Stone             Executive Committee;      )
                            Director                  )
                                                      )
/s/ Morry Weiss             Chairman of the Board;    )
- -------------------------   Chief Executive Officer;  )
Morry Weiss                 Director                  )
                                                      )
/s/ Edward Fruchtenbaum     President;                )
- -------------------------   Chief Operating Officer;  )
Edward Fruchtenbaum         Director                  )
                                                      )
/s/ Scott S. Cowen          Director                  )       May 26, 1995
- -------------------------                             )
Scott S. Cowen                                        )
                                                      )
/s/ Herbert H. Jacobs       Director                  )
- -------------------------                             )
Herbert H. Jacobs                                     )
                                                      )
/s/ Albert B. Ratner        Director                  )
- -------------------------                             )
Albert B. Ratner                                      )
                                                      )
/s/ Harry H. Stone          Director                  )
- -------------------------                             )
Harry H. Stone                                        )
                                                      )
/s/ Jeanette S. Wagner      Director                  )
- -------------------------                             )
Jeanette S. Wagner                                    )
                                                      )
/s/ Milton A. Wolf          Director                  )
- -------------------------                             )
Milton A. Wolf                                        )
                                                      )
/s/ Abraham Zaleznik        Director                  )
- -------------------------                             )
Abraham Zaleznik                                      )
                                                      )

      SIGNATURE                TITLE                  DATE
      ---------                -----                  ----
                                                   )
/s/ Henry Lowenthal      Senior Vice President;    )       May 26, 1995
- ---------------------    Chief Financial Officer   )
Henry Lowenthal          (principal financial      )
                         officer)                  )
                                                   )
/s/ William S. Meyer     Senior Vice President;    )
- ---------------------    Controller; Chief         )
William S. Meyer         Accounting Officer        )
                         (principal accounting     )
                         officer)                  )

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
                                    (000)

- ------------------------------------------------------------------------------------------------------------------------------------
         COL. A                           COL. B                        COL. C                         COL. D             COL. E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                           ----------------------------------
                                                                  (1)              (2)
                                    Balance at Beginning   Charged to Costs   Charged to Other   Deduction-Describe   Balance at End
       DESCRIPTION                       of Period           and Expenses     Accounts-Describe                          of Period
- ------------------------------------------------------------------------------------------------------------------------------------
Year ended February 28, 1995:
  Deduction from asset account:
    Allowance for doubtful accounts      $ 13,084            $   8,674         $  (36)(A)        $   6,754(B)         $  14,968
                                         ========            =========         =======           =========            =========
    Allowance for sales returns          $ 97,903            $ 297,899         $   41 (A)        $ 293,839(C)         $ 102,004
                                         ========            =========         =======           =========            =========

Year ended February 28, 1994:
  Deduction from asset account:
    Allowance for doubtful accounts      $ 13,816            $   8,827         $  (57)(A)        $   9,502(B)         $  13,084
                                         ========            =========         =======           =========            =========
    Allowance for sales returns          $ 72,054            $ 225,283         $ (581)(A)        $ 198,853(C)         $  97,903
                                         ========            =========         =======           =========            =========

Year ended February 28, 1993:
  Deduction from asset account:
    Allowance for doubtful accounts      $ 12,576            $   9,738         $ (305)(A)        $   8,193(B)         $  13,816
                                         ========            =========         =======           =========            =========
    Allowance for sales returns          $ 64,093            $ 167,718         $ (670)(A)        $ 159,087(C)         $  72,054
                                         ========            =========         =======           =========            =========

Note A: Includes translation adjustment on foreign subsidiary balances and other minor reclasses and adjustments.

Note B: Accounts charged off, less recoveries.

Note C: Sales returns charged to the allowance account for actual returns for the year.