Form 10-Q
period 1995-05-31
AMERICAN GREETINGS CORP
filed 1995-07-13
CIK 5133

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     X           SECURITIES EXCHANGE ACT OF 1934
 -----------
For the quarterly period ended          May 31, 1995
                               ----------------------------------------
                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 -----------
For the transition period from       ____________________ to____________________

                 Commission file number              0-502
                                                     -----
                        AMERICAN GREETINGS CORPORATION
        -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Ohio                                          34-0065325
- --------------------                              ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)



One American Road, Cleveland, Ohio                          44144
- -----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

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

Yes  X              No
   -----               -------

As of May 31, 1995, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:


                          Class A Common  69,779,876
                          Class B Common   4,630,571

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

                                          (Thousands of dollars except per share amounts)





                                                                                              (Unaudited)
                                                                                            Three Months Ended
                                                                                                 May 31,
                                                                                   ---------------------------------------
                                                                                        1995                     1994
                                                                                    ----------                 ---------
Net sales                                                                           $438,509                 $416,403
Other income                                                                           2,108                    2,389
                                                                                    ---------                ---------
    Total revenue                                                                    440,617                  418,792
Costs and expenses:
    Material, labor and other production costs                                       143,586                  137,741
    Selling, distribution and marketing                                              181,822                  172,348
    Administrative and general                                                        53,777                   53,944
    Interest                                                                           4,917                    3,663
                                                                                    ---------                ---------
       Total costs and expenses                                                      384,102                  367,696
                                                                                    ---------                ---------
Income before income taxes                                                            56,515                   51,096
Income taxes                                                                          19,215                   17,934
                                                                                    ---------                ---------
       Net income                                                                    $37,300                  $33,162
                                                                                    =========                =========
Net income per share                                                                   $0.50                    $0.45
                                                                                    =========                =========
Dividends per share                                                                    $0.14                   $0.125
                                                                                    =========              ===========
Average number of common shares outstanding                                       74,378,727               74,210,536


                                                  AMERICAN GREETINGS CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                      (Thousands of dollars)


                                                  (Unaudited)             (Audited)             (Unaudited)
                                                 May 31, 1995           Feb. 28, 1995          May 31, 1994
ASSETS                                           ------------           --------------         -------------
Current assets
  Cash and equivalents                             $39,446                $87,151                $70,187
  Trade accounts receivable, less allowances
  of $103,144, $116,972 and $86,023, respec-
  tively (principally for sales returns)           333,513                324,329                348,894
  Inventories:
    Raw material                                    60,234                 54,196                 48,214
    Work in process                                 51,303                 40,608                 54,376
    Finished products                              267,224                225,959                222,021
                                                 ----------             ---------              ----------
                                                   378,761                320,763                324,611
    Less LIFO reserve                               87,043                 86,169                 86,755
                                                 ----------             ---------              ----------

                                                   291,718                234,594                237,856
    Display material and factory supplies           41,750                 44,676                 38,018
                                                 ----------             ---------              ----------
        Total inventories                          333,468                279,270                275,874
  Deferred income taxes                             65,985                 66,409                 51,160
  Prepaid expenses and other                       143,887                136,290                125,333
                                                 ----------             ---------              ----------
        Total current assets                       916,299                893,449                871,448

Other assets                                       432,700                419,477                274,149

Property, plant and equipment                      865,801                861,979                812,894
  Less accumulated depreciation                    418,213                413,154                384,357
                                                 ----------             ---------              ----------
  Property, plant and equipment - net              447,588                448,825                428,537
                                                 ----------             ---------              ----------
                                                $1,796,587             $1,761,751             $1,574,134
                                                ===========            ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Debt due within one year                        $153,829               $123,407               $148,153
  Accounts payable                                 124,247                140,660                120,869
  Payroll and payroll taxes                         48,583                 53,136                 40,573
  Retirement plans                                   5,859                 20,633                  3,254
  Dividends payable                                 10,442                 10,426                  9,451
  Income taxes                                      27,587                 13,988                 26,925
  Other current liabilities                         56,819                    -                     -
                                                 ----------             ---------              ----------
         Total current liabilities                 427,366                362,250                349,225

Long-term debt                                      72,246                 74,480                 64,910
Postretirement benefit obligation                   17,992                 17,815                 20,048
Other liabilities                                   34,150                 90,969                 -
Deferred income taxes                               55,964                 56,696                 60,379
Shareholders' equity                             1,188,869              1,159,541              1,079,572
                                                 ----------             ---------              ----------
                                                $1,796,587             $1,761,751             $1,574,134
                                                ===========            ==========              ==========

                                AMERICAN GREETINGS CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      (Thousands of dollars)



                                                           (Unaudited)
                                                        Three Months Ended
                                                              May 31,
                                                    ----------------------------
                                                         1995          1994
OPERATING ACTIVITIES:                                   -------       -------
    Net income                                           $37,300       $33,162
    Adjustments to reconcile to net cash
    provided (used) by operating activities:
       Depreciation                                       19,526        17,676
       Deferred income taxes                                (393)        9,182
       Change in operating assets and liabilities       (109,016)     (101,484)
       Other - net                                         2,717         2,630
                                                       ----------     ----------
       Cash Used by Operating Activities                 (49,866)      (38,834)


INVESTING ACTIVITIES:
    Property, plant & equipment additions                (18,637)      (21,308)
    Other  - net                                           2,752         8,228
                                                       ----------     ----------
       Cash Used by Investing Activities                 (15,885)      (13,080)


FINANCING ACTIVITIES:
    Increase in long-term debt                                 -        17,973
    Reduction of long-term debt                           (3,748)      (25,273)
    Increase in short-term debt                           29,977        34,422
    Sale of stock under benefit plans                      2,806         3,195
    Purchase of treasury shares                             (622)            -
    Dividends to shareholders                            (10,367)       (9,282)
                                                        ----------     ----------
      Cash Provided by Financing Activities               18,046        21,035
                                                       ----------     ----------
DECREASE IN CASH AND EQUIVALENTS                         (47,705)      (30,879)


       Cash and Equivalents at Beginning of Year          87,151       101,066
                                                       ----------     ----------
       Cash and Equivalents at End of Period             $39,446       $70,187
                                                       ==========     ==========

                        AMERICAN GREETINGS CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

        Three Months Ended May 31, 1995 and 1994


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


        Note D - Deferred Costs

        The major components of both the Other Assets and Prepaid Expenses and Other classifications are deferred costs relating to agreements with certain customers. Deferred costs are charged to operations on a straight-line basis over the effective period of each agreement, generally three to six years. Future payment commitments relating to these agreements are classified as Other Current Liabilities or Other Liabilities. The short term portion of deferred costs and payment commitments are classified with Prepaid Expenses and Other and Other Current Liabilities, respectively, and the long term portions are classified with Other Assets and Other Liabilities.

Part I., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
- -----------------------------------------------------
Results of Operations
- ---------------------
Net sales of $438.5 million for the first quarter ended May 31, 1995 were up 5.3% over the same period in the prior year. This increase was due to higher sales of both everyday and seasonal cards; unit sales of greeting cards increased approximately 1% over the same period in the prior year.

Material, labor and other production costs, which were 32.7% of net sales for the quarter compared to 33.1% for the same period in the prior year, reflected the increased sales of high-margin cards.

Selling, distribution and marketing expenses were 41.5% of net sales for the quarter, up slightly from 41.4% for the same period last year. Amortization expense related to deferred costs increased during the first quarter, while the same period last year included expenses related to CreataCard's national advertising campaign.

Administrative and general expenses for the quarter were $53.8 million, flat with the $53.9 million for the same period in the prior year as a result of overall general cost containment.

Interest expense increased $1.3 million for the quarter over the prior year due to higher debt levels, particularly in Canada.

The effective tax rate for the quarter was 34.0%, lower than the 35.1% in the prior year due to the increased benefit from the corporate owned life insurance program and the reduction in foreign losses with no tax benefit.

Liquidity and Capital Resources
- -------------------------------
The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a statement of Financial Position for May 31, 1994 has been included.

Operations for the quarter required $11.0 million more cash than the same period last year. Increased growth in inventories and deferred costs related to agreements with customers, partially offset by slower growth in accounts receivable and improved management of cash disbursements, caused this increased cash requirement.

The increase in inventory growth during the quarter this year compared to last year was due primarily to advance purchases of paper and higher levels of non-card product to support new accessory product offerings. Inventories as a percent of the prior twelve months' material, labor and other production costs increased to 48.9% at May 31, 1995 from 41.4% at May 31, 1994.

Net accounts receivable were 17.6% of the prior twelve months' net sales at May 31, 1995 compared to 19.4% at May 31, 1994, reflecting a decrease in extended payment terms and a higher allowance for sales returns.

Investing activities used $2.8 million more cash for the quarter than in the same period in the prior year, while financing activities provided $3.0 million less cash during the quarter than in the prior year, due in part to the increase in dividends paid this year compared to last year.

Debt as a percentage of debt plus equity was 16.0% at May 31, 1995, a decrease from 16.5% the prior year. On a per share basis, shareholders' equity increased from $14.55 at May 31, 1994 to $15.98 at May 31, 1995.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1995, the end of its preceding fiscal year, to May 31, 1995, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31, 1994, the end of the corresponding fiscal quarter last year, to May 31, 1995, except the changes discussed above and aside from normal seasonal fluctuations.

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



                                        AMERICAN GREETINGS CORPORATION


                                        By:   /s/ William S. Meyer
                                           -----------------------------------
                                                  William S. Meyer
                                                  Senior Vice President
                                                  Controller Chief Accounting
                                                  Officer


     July 13, 1995