Form 10-Q
period 1995-08-31
AMERICAN GREETINGS CORP
filed 1995-10-13
CIK 5133

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  X    EXCHANGE ACT OF 1934
-----

For the quarterly period ended             August 31, 1995
                              ----------------------------------------------
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES _____ EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ---------------------

                  Commission file number    0-502
                                         -----------

                       AMERICAN GREETINGS CORPORATION
       ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                          34-0065325
-------------------------------                   --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



One American Road, Cleveland, Ohio                          44144
----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

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

Yes  X             No
   -----              -----

As of August 31, 1995, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                         Class A Common   70,006,622
                         Class B Common    4,585,081

                      AMERICAN GREETINGS CORPORATION
                                   INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION
------------------------------
     Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . 1

     Item 2.  Management's Discussion and Analysis. . . . . . . . . . . . .6


PART II - OTHER INFORMATION
---------------------------
     Item 4.  Submissions of Matters to a Vote of Security Holders. . . . .8

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .8


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
----------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                (Thousands of dollars except per share amounts)



                                                                      (Unaudited)
                                                                    Six Months Ended
                                                                       August 31,
                                                        ------------------------------------------
                                                             1995                         1994
                                                        --------------             ---------------
Net sales                                               $     869,680              $     817,539
Other income                                                    4,105                      4,342
                                                        -------------              -------------
    Total revenue                                             873,785                    821,881

Costs and expenses:
    Material, labor and other production costs                315,645                    291,404
    Selling, distribution and marketing                       360,818                    342,119
    Administrative and general                                107,794                    108,783
    Interest                                                   10,242                      7,806
                                                        -------------              -------------
       Total costs and expenses                               794,499                    750,112
                                                        -------------              -------------

Income before income taxes                                     79,286                     71,769
Income taxes                                                   26,957                     25,191
                                                        -------------              -------------

       Net income                                       $      52,329              $      46,578
                                                        =============              =============

Net income per share                                    $        0.70              $        0.63
                                                        =============              =============

Dividends per share                                     $        0.30              $       0.265
                                                        =============              =============

Average number of common shares outstanding                74,424,282                 74,254,245





                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                (Thousands of dollars except per share amounts)



                                                             (Unaudited)
                                                         Three Months Ended
                                                             August 31,
                                                   --------------------------------
                                                      1995                 1994
                                                   -----------          -----------
Net sales                                          $   431,171          $   401,136
Other income                                             1,997                1,953
                                                   -----------          -----------
    Total revenue                                      433,168              403,089

Costs and expenses:
    Material, labor and other production costs         172,059              153,663
    Selling, distribution and marketing                178,996              169,771
    Administrative and general                          54,017               54,839
    Interest                                             5,325                4,143
                                                   -----------          -----------
       Total costs and expenses                        410,397              382,416
                                                   -----------          -----------

Income before income taxes                              22,771               20,673
Income taxes                                             7,742                7,257
                                                   -----------          -----------

       Net income                                  $    15,029          $    13,416
                                                   ===========          ===========

Net income per share                               $      0.20          $      0.18
                                                   ===========          ===========

Dividends per share                                $      0.16          $      0.14
                                                   ===========          ===========

Average number of common shares outstanding         74,469,837           74,297,953





                See notes to consolidated financial statements.

                                                  AMERICAN GREETINGS CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                      (Thousands of dollars)

                                                                        (Unaudited)                                  (Unaudited)
                                                                        Aug. 31, 1995         Feb. 28, 1995         Aug. 31, 1994
                                                                        -------------         -------------         -------------
ASSETS

Current assets
        Cash and equivalents                                            $      35,320         $      87,151         $      36,494
        Trade accounts receivable, less allowances
                of $69,795, $116,972 and $55,635, respec-
                tively (principally for sales returns)                        366,669               324,329               355,377
        Inventories:
                Raw material                                                   59,555                54,196                47,684
                Work in process                                                47,825                40,608                46,773
                Finished products                                             318,983               225,959               261,141
                                                                         ------------          ------------          ------------
                                                                              426,363               320,763               355,598
                Less LIFO reserve                                              88,293                86,169                86,997
                                                                         ------------          ------------          ------------
                                                                              338,070               234,594               268,601
                Display material and factory supplies                          42,000                44,676                38,316
                                                                         ------------          ------------          ------------
                               Total inventories                              380,070               279,270               306,917
        Deferred income taxes                                                  56,330                66,409                42,514
        Prepaid expenses and other                                            151,082               136,290               126,822
                                                                         ------------          ------------          ------------
                               Total current assets                           989,471               893,449               868,124

Other assets                                                                  417,957               419,477               265,217

Property, plant and equipment                                                 871,678               861,979               812,064
        Less accumulated depreciation                                         434,726               413,154               387,641
                                                                         ------------          ------------          ------------
                Property, plant and equipment - net                           436,952               448,825               424,423
                                                                         ------------          ------------          ------------
                                                                         $  1,844,380          $  1,761,751          $  1,557,764
                                                                         ============          ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Debt due within one year                                         $    215,566          $    123,407          $    163,857
        Accounts payable                                                      118,409               140,660                91,141
        Payroll and payroll taxes                                              51,595                53,136                45,661
        Retirement plans                                                        8,545                20,633                 5,711
        Dividends payable                                                      11,941                10,426                10,443
        Income taxes                                                              677                13,988                 6,330
        Other current liabilities                                              56,819                  -                     -
                                                                         ------------          ------------          ------------
                               Total current liabilities                      463,552               362,250               323,143

Long-term debt                                                                 77,175                74,480                67,443
Postretirement benefit obligation                                              18,236                17,815                20,877
Other liabilities                                                              34,150                90,969                   -
Deferred income taxes                                                          55,356                56,696                59,966
Shareholders' equity                                                        1,195,911             1,159,541             1,086,335
                                                                         ------------          ------------          ------------
                                                                         $  1,844,380          $  1,761,751          $  1,557,764
                                                                         ============          ============          ============

                See notes to consolidated financial statements.
                                  Page 3



                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                            (Unaudited)
                                                          Six Months Ended
                                                             August 31,
                                                       ----------------------
                                                         1995          1994
                                                       --------      --------
OPERATING ACTIVITIES:
    Net income                                          $52,329       $46,578
    Adjustments to reconcile to net cash
    provided (used) by operating activities:
       Depreciation                                      40,394        34,256
       Deferred income taxes                              8,532        17,350
       Change in operating assets and liabilities      (200,485)     (170,173)
       Other - net                                        5,572         9,450
                                                       --------      --------
       Cash Used by Operating Activities                (93,658)      (62,539)


INVESTING ACTIVITIES:
    Property, plant & equipment additions               (29,321)      (38,834)
    Other  - net                                         (6,271)        6,419
                                                       --------      --------
       Cash Used by Investing Activities                (35,592)      (32,415)


FINANCING ACTIVITIES:
    Increase in long-term debt                            2,711        19,884
    Reduction of long-term debt                             (79)      (25,308)
    Increase in short-term debt                          91,288        49,839
    Sale of stock under benefit plans                     8,120         5,811
    Purchase of treasury shares                          (2,340)         (158)
    Dividends to shareholders                           (22,281)      (19,686)
                                                       --------      --------
       Cash Provided by Financing Activities             77,419        30,382
                                                       --------      --------
DECREASE IN CASH AND EQUIVALENTS                        (51,831)      (64,572)


       Cash and Equivalents at Beginning of Year         87,151       101,066
                                                       --------      --------
       Cash and Equivalents at End of Period            $35,320       $36,494
                                                       ========      ========



                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of dollars)

    Six Months Ended August 31, 1995 and 1994


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

    Note C - Deferred Costs

    The major components of both the Other Assets and Prepaid Expenses and Other classifications are deferred costs relating to agreements with certain customers. Deferred costs are charged to operations on a straight-line basis over the effective period of each agreement, generally three to six years. Deferred costs estimated to be charged to operations during the next twelve months are classified with Prepaid Expenses and Other. Deferred costs included in the Prepaid Expenses and Other classification are $118,795, $110,890 and $99,947 at August 31, 1995,
    February 28, 1995 and August 31, 1994, respectively. Deferred costs included in the Other Assets classification at the same dates are $308,498, $311,503 and $158,119, respectively.

    Future payment commitments relating to these agreements are classified as Other Current Liabilities or Other Liabilities.

Part I., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

Results of Operations
---------------------

Net sales of $431.2 million for the second quarter and $869.7 million for the six months ended August 31, 1995 were up 7.5% and 6.4%, respectively, over the same periods in the prior year. These increases were due to higher sales of greeting cards, seasonal accessories and consumer products. Unit sales of cards increased approximately 1% for both the quarter and six month period.

Material, labor and other production costs were 39.9% of net sales for the quarter compared to 38.3% for the second quarter last year and 36.3% for the six months, up from 35.6% for the same period last year. These increases are due primarily to a higher sales mix of non-greeting card products, which have higher costs than greeting cards.

For the quarter, selling, distribution and marketing expenses were 41.5% of net sales compared to 42.3% last year. This decrease is primarily due to the higher sales of consumer products, which generally have lower selling costs than the traditional greeting card business. Through six months, selling, distribution and marketing were 41.5% of net sales, down from 41.8% last year, due primarily to the CreataCard national advertising program which has not been repeated at the same level this year.

For the quarter, administrative and general expenses were $54.0 million, down from $54.8 million for the same period in the prior year. Through six months these expenses were $107.8 million, down from $108.8 million in the prior year. These decreases are a result of overall cost containment.

Interest expense increased $1.2 million for the quarter and $2.4 million for the six months due to higher debt levels, both in the U.S. and Canada.

The effective tax rate for the quarter and six months was 34.0%, lower than the 35.1% in the prior year due to the increased benefit from the corporate owned life insurance program and the reduction in foreign losses with no tax benefit.

Liquidity and Capital Resources
-------------------------------
The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a statement of Financial Position for August 31, 1994 has been included.

Operations for the first six months required $31.1 million more cash than the same period last year due primarily to increases in inventory, deferred costs related to agreements with customers and accounts receivable. These increased requirements were partially offset by improved management of cash disbursements.

Inventory growth required required $35.1 million more in cash this year than last year due primarily to advance purchases of paper and higher levels of non-card product to support new product offerings. Inventories as a percent of the prior twelve months' material, labor and other production costs was 54.3% at August 31, 1995 and 46.4% at August 31, 1994.

Deferred costs related to agreements with customers required $13.2 million more in cash for the six months compared to the prior year. Although accounts receivable also required $9.6 million more in cash for the same time period, the net accounts receivable balance at August 31, 1995 improved to 18.0% of the prior twelve months' net sales from 18.4% last year. This improvement was due primarily to stronger cash collections.

Investing activities used $3.2 million more cash for the six months than in the same period in the prior year, while financing activities provided $47.0 million more cash during the first six months of this year than in the prior year, due to higher borrowing levels in both the U.S. and Canada.

Debt as a percentage of debt plus equity was 19.7% at August 31, 1995, an increase from 17.6% in the prior year. On a per share basis, shareholders' equity increased from $14.61 at August 31, 1994 to $16.03 at August 31, 1995.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1995, the end of its preceding fiscal year, to August 31, 1995, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31, 1994, the end of the corresponding fiscal quarter last year, to August 31, 1995, except the changes discussed above and aside from normal seasonal fluctuations.

Other Information
-----------------
On September 19, 1995, the Corporation announced that its United Kingdom subsidiary, Carlton Cards Ltd., has sold substantially all of its retail stores to Clinton Cards PLC, the largest specialty greeting card retailer in the United Kingdom. This transaction will enable the Carlton Cards operation in the U.K. to focus on its core business of creating, manufacturing and distributing greeting cards and related product and also extends Carlton Card Ltd.'s long-term supplier relationship with Clinton Cards. The Corporation's results for the year will not be materially impacted.


Prospective Information
-----------------------
Management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation.

                          PART II - OTHER INFORMATION
                          ---------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Annual Meeting of Shareholders of the Corporation was held on June 23, 1995.

         (c) - 1 The following individuals were elected to Class III of the Corporation's Board of Directors: Scott S. Cowen,
                  Edward Fruchtenbaum, Irving I. Stone and Milton A. Wolf. The vote was as follows for the above-listed nominees:

               Nominee                   Votes For      Votes Withheld
               -------                   ---------      --------------
               Scott S. Cowen           103,323,549         427,515
               Edward Fruchtenbaum      103,005,409         745,655
               Irving I. Stone          103,058,965         672,100
               Milton A. Wolf           103,323,405         427,660

         (c) - 2 A proposal to approve the 1995 Director Stock Plan was approved by the shareholders. The vote was as follows:

               Affirmative          97,727,655
               Negative              3,161,897
               Abstain               2,500,868
               Broker Non-Votes        360,645

                          PART II - OTHER INFORMATION
                          ---------------------------

Item  6.  Exhibits and Reports on Form 8-K
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



                                        AMERICAN GREETINGS CORPORATION


                                        By: /s/ William S. Meyer
                                           ----------------------------
                                                William S. Meyer
                                                Senior Vice President
                                                Chief Financial Officer



 October 13, 1995