Form 10-Q
period 1995-11-30
AMERICAN GREETINGS CORP
filed 1996-01-12
CIK 5133

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       X            SECURITIES EXCHANGE ACT OF 1934
------------------

For the quarterly period ended               November 30, 1995
                              ---------------------------------------------

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------------------

For the transition period from ____________________ to ____________________

                 Commission file number          0-502
                                               ---------

                        AMERICAN GREETINGS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Ohio                                  34-0065325
---------------------------------------      ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)



One American Road, Cleveland, Ohio                        44144
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                           (216) 252-7300
                            ----------------------------------------------
                            Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No
   -------            -------

As of November 30, 1995, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:
                                  Class A Common  70,070,984
                                  Class B Common   4,566,312

                         AMERICAN GREETINGS CORPORATION
                                     INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

         Item 2.  Management's Discussion and Analysis. . . . . . . . . . . . . . . . . . . . . . .6


PART II - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings . . . . . . . . . . .. . . ..  . . . . .. . . . . . . . . . . .9

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .9


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..10
----------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                (Thousands of dollars except per share amounts)



                                                                          (Unaudited)
                                                                       Nine Months Ended
                                                                         November 30,
                                                            --------------------------------------
                                                                 1995                        1994
                                                            ----------                  ----------
Net sales                                                   $1,457,282                  $1,368,575
Other income                                                     5,192                       6,046
                                                            ----------                  ----------
    Total revenue                                            1,462,474                   1,374,621

Costs and expenses:
    Material, labor and other production costs                 562,815                     502,769
    Selling, distribution and marketing                        560,254                     529,678
    Administrative and general                                 163,888                     167,150
    Asset impairment loss                                       52,061                        --
    Interest                                                    17,358                      12,766
                                                            ----------                  ----------
       Total costs and expenses                              1,356,376                   1,212,363
                                                            ----------                  ----------

Income before income taxes                                     106,098                     162,258
Income taxes                                                    36,285                      56,790
                                                            ----------                  ----------

       Net income                                              $69,813                    $105,468
                                                            ==========                  ==========

Net income per share                                             $0.94                       $1.42
                                                            ==========                  ==========

Dividends per share                                              $0.46                      $0.405
                                                            ==========                  ==========


Average number of common shares outstanding                 74,488,463                  74,294,081




                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                (Thousands of dollars except per share amounts)





                                                                          (Unaudited)
                                                                       Three Months Ended
                                                                          November 30,
                                                            ----------------------------------------
                                                                 1995                         1994
                                                            ----------                --------------
Net sales                                                     $587,602                     $551,036
Other income                                                     1,087                        1,704
                                                            ----------                --------------
    Total revenue                                              588,689                      552,740

Costs and expenses:
    Material, labor and other production costs                 247,170                      211,365
    Selling, distribution and marketing                        199,436                      187,559
    Administrative and general                                  56,094                       58,367
    Asset impairment loss                                       52,061                         --
    Interest                                                     7,116                        4,960
                                                            ----------                --------------
       Total costs and expenses                                561,877                      462,251
                                                            ----------                --------------

Income before income taxes                                      26,812                       90,489
Income taxes                                                     9,328                       31,599
                                                            ----------                --------------

       Net income                                              $17,484                      $58,890
                                                            ==========                ==============

Net income per share                                             $0.24                        $0.79
                                                            ==========                ==============

Dividends per share                                              $0.16                        $0.14
                                                            ==========                ==============


Average number of common shares outstanding                 74,616,823                   74,373,753





                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                                                    (Unaudited)                      (Unaudited)
                                                                                   Nov. 30, 1995   Feb. 28, 1995   Nov. 30, 1994
ASSETS                                                                            --------------   -------------   -------------
Current assets
   Cash and equivalents                                                             $   52,183      $   87,151        $   36,472
   Trade accounts receivable, less allowances
      of $130,169, $116,972 and $112,186, respec-
      tively (principally for sales returns)                                           582,129         324,329           557,686
   Inventories:
      Raw material                                                                      52,540          54,196            44,378
      Work in process                                                                   39,781          40,608            40,445
      Finished products                                                                280,134         225,959           230,567
                                                                                 ---------------    ------------      ------------
                                                                                       372,455         320,763           315,390
      Less LIFO reserve                                                                 89,481          86,169            86,995
                                                                                 ---------------    ------------      ------------
                                                                                       282,974         234,594           228,395
      Display material and factory supplies                                             39,464          44,676            38,920
                                                                                 ---------------    ------------      ------------
         Total inventories                                                             322,438         279,270           267,315
      Deferred income taxes                                                             73,478          66,409            56,103
      Prepaid expenses and other                                                       153,000         136,290           124,295
                                                                                 ---------------    ------------      ------------
         Total current assets                                                        1,183,228         893,449         1,041,871
Other assets                                                                           454,532         419,477           268,168

Property, plant and equipment                                                          794,004         861,979           833,233
  Less accumulated depreciation                                                        399,640         413,154           405,731
                                                                                 ---------------    ------------      ------------
      Property, plant and equipment - net                                              394,364         448,825           427,502
                                                                                 ---------------    ------------      ------------
                                                                                    $2,032,124      $1,761,751        $1,737,541
                                                                                 ===============    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Debt due within one year                                                           $  360,057      $  123,407        $  217,179
 Accounts payable                                                                      114,724         140,660           101,521
 Payroll and payroll taxes                                                              54,479          53,136            46,125
 Retirement plans                                                                       11,165          20,633            15,732
 Dividends payable                                                                      11,969          10,426            10,453
 Income taxes                                                                           17,928          13,988            49,666
 Other current liabilities                                                              79,515            -                 -
                                                                                 ---------------    ------------      ------------
        Total current liabilities                                                      649,837         362,250           440,676

Long-term debt                                                                          89,886          74,480            80,172
Postretirement benefit obligation                                                       18,305          17,815            21,716
Other liabilities                                                                       34,150          90,969                 -
Deferred income taxes                                                                   39,808          56,696            59,529
Shareholders' equity                                                                 1,200,138       1,159,541         1,135,448
                                                                                 ---------------    ------------      ------------
                                                                                    $2,032,124      $1,761,751        $1,737,541
                                                                                 ===============    ============      ============

                See notes to consolidated financial statements.
                                      Page 3




                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                             (Thousands of dollars)





                                                               (Unaudited)
                                                           Nine Months Ended
                                                               November 30,
                                                      ----------------------------
                                                          1995              1994
                                                      -----------      -----------
OPERATING ACTIVITIES:
    Net income                                         $69,813          $105,468
    Adjustments to reconcile to net cash
    provided (used) by operating activities:
       Asset impairment loss                            52,061              --
       Depreciation                                     58,876            51,945
       Deferred income taxes                           (24,127)            3,347
       Change in operating assets and liabilities     (361,261)         (272,404)
       Other - net                                       8,897            11,170
                                                      -----------      -----------
       Cash Used by Operating Activities              (195,741)         (100,474)


INVESTING ACTIVITIES:
    Property, plant & equipment additions              (48,851)          (58,666)
    Other  - net                                       (13,355)            8,006
                                                      -----------      -----------
       Cash Used by Investing Activities               (62,206)          (50,660)


FINANCING ACTIVITIES:
    Increase in long-term debt                          14,917            32,524
    Reduction of long-term debt                           (134)          (25,363)
    Increase in short-term debt                        235,780           103,368
    Sale of stock under benefit plans                    9,541             6,305
    Purchase of treasury shares                         (2,885)             (165)
    Dividends to shareholders                          (34,240)          (30,129)
                                                      -----------      -----------
       Cash Provided by Financing Activities           222,979            86,540
                                                      -----------      -----------
DECREASE IN CASH AND EQUIVALENTS                       (34,968)          (64,594)


       Cash and Equivalents at Beginning of Year        87,151           101,066
                                                      -----------      -----------
       Cash and Equivalents at End of Period           $52,183           $36,472
                                                      ===========      ===========



                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of dollars)

Nine Months Ended November 30, 1995 and 1994

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

Note C - Asset Impairment Loss

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Corporation recorded an impairment loss on the long-lived assets of its CreataCard business. The trends in the CreataCard business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to that business.

Therefore, on November 1, 1995 the Corporation recognized an asset impairment loss of $52,061 ($35,094 net of tax, or $.47 per share). This loss is the difference between the carrying value of the CreataCard machines and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

Note D - Deferred Costs

The major components of both the Other Assets and Prepaid Expenses and Other classifications are deferred costs relating to agreements with certain customers. Deferred costs are charged to operations on a straight-line basis over the effective period of each agreement, generally three to six years. Deferred costs estimated to be charged to operations during the next twelve months are classified with Prepaid Expenses and Other. Deferred costs included in the Prepaid Expenses and Other classification are $128,013, $110,890 and $100,866 at November 30, 1995, February 28, 1995 and November 30, 1994,
respectively. Deferred costs included in the Other Assets classification at the same dates are $347,079, $311,503 and $164,680, respectively.

Future payment commitments relating to these agreements are classified as Other Current Liabilities or Other Liabilities.

Part I., Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

Results of Operations
---------------------

Net sales of $587.6 million for the third quarter and $1,457.3 million for the nine months ended November 30, 1995 were up 6.6% and 6.5%, respectively, over the same periods in the prior year. These increases were due primarily to higher sales of greeting cards. The unit volume of cards was flat for both the quarter and nine months compared to the prior year.

Material, labor and other production costs were 42.1% of net sales for the quarter compared to 38.4% for the third quarter last year and 38.6% for the nine months, up from 36.7% for the same period last year. These increases were due primarily to higher production costs of greeting cards as a result of transitional costs associated with the Corporation's North American Plan.

For the quarter, selling, distribution and marketing expenses were 33.9% of net sales compared to 34.0% last year. Through nine months, selling, distribution and marketing expenses were 38.4% of net sales, down from 38.7% last year, due primarily to the CreataCard national advertising program which has not been repeated at the same level this year.

For the quarter, administrative and general expenses were $56.1 million, down from $58.4 million for the same period in the prior year. Through nine months these expenses were $163.9 million, down from $167.2 million in the prior year. These decreases are a result of overall cost containment and lower profit sharing expense.

Interest expense increased $2.2 million for the quarter and $4.6 million for the nine months due to both higher rates and higher levels of borrowing to support operating cash requirements.

The effective tax rate was 34.8% for the quarter and 34.2% for nine months, lower than the rates of 34.9% and 35.0% for the same periods of the prior year. This rate decrease is due to the increased benefit from the corporate owned life insurance program and the reduction in foreign losses with no tax benefit.

During the third quarter, the Corporation recorded a one-time charge of $52.1 million resulting from the early adoption of Statement of Financial Accounting Standards No. 121, reflecting the write down of long-lived assets and other intangible costs related to CreataCard. See Note C to the Consolidated Financial Statements for a further discussion of this charge. Excluding this charge, net income for the quarter would have been $52.6 million or $.71 per share compared to $58.9 million or $.79 per share last year. For the nine months, net income excluding this charge would have been $104.9 million or $1.41 per share compared to $105.5 million or $1.42 per share last year.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for November 30, 1994 has been included.

Operations for the first nine months required $95.3 million more cash than the same period last year due primarily to increases in accounts receivable, deferred costs related to agreements with customers and inventories.

Accounts receivable growth required $24.6 million more in cash this year compared to last year, reflecting increased sales levels. Net accounts receivable were 28.4% of the prior twelve months' net sales at November 30, 1995, an improvement from 29.0% last year. Also, deferred costs related to agreements with customers required $23.2 million more in cash for the nine months compared to the prior year.

Inventory growth required $18.3 million more in cash this year than last year due primarily to higher levels of non-card product to support new product offerings. Inventories as a percent of the prior twelve months' material, labor and other production costs were 43.8% at November 30, 1995 and 40.4% at November 30, 1994.

Investing activities used $11.5 million more cash for the nine months than in the same period in the prior year, due primarily to investments related to expanded product offerings. Financing activities provided $136.4 million more cash during the first nine months of this year than in the prior year, due to higher borrowing levels to support operating requirements.

Debt as a percentage of debt plus equity was 27.3% at November 30, 1995, an increase from 20.8% in the prior year. On a per share basis, shareholders' equity increased from $15.26 at November 30, 1994 to $16.08 at November 30, 1995.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1995, the end of its preceding fiscal year, to November 30, 1995, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30, 1994, the end of the corresponding fiscal quarter last year, to November 30, 1995, except the changes discussed above and aside from normal seasonal fluctuations.

Other Information
-----------------

On December 3, 1995, the Corporation announced that it had signed an agreement in principle to acquire the assets of John Sands Group, the largest greeting card company in Australia and New Zealand. The Corporation is continuing its due diligence procedures and the cash transaction is expected to close during January, 1996. The Corporation's results for the year will not be materially impacted.

Prospective Information
-----------------------

Management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation, other than those set forth herein.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item  1.  Legal Proceedings
          -----------------

J.E. and Z.B. Butler Foundation, Inc. v American Greetings Corp., Morry Weiss, Edward Fruchtenbaum, John M. Klipfell, Irving I. Stone and Dale A. Cable, Case No. 1:95CV 2411, United States District Court, Northern District of Ohio.

On November 14, 1995, the above class action lawsuit was filed against the Corporation and certain of its officers, alleging violations of (i) Section 10
(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Act. The Complaint is based on the alleged failure to disclose, as well as misleading disclosure, of material information regarding the Corporation's CreataCard unit prior to the Corporation's November 10, 1995 announcement that it had elected to write down certain of CreataCard's assets pursuant to Statement of Financial Accounting Standards No. 121. The Complaint also alleges that certain of the Corporation's officers improperly benefitted from this activity.

The Complaint in this action seeks unspecified compensatory and punitive damages (as well as attorney fees) on behalf of all purchasers of the Corporation's publicly traded shares who were allegedly injured during the period of the alleged wrongdoing, March 30-November 10, 1995.

The Corporation and the individual defendants have filed an Answer denying liability and asserting numerous defenses.

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



                                          AMERICAN GREETINGS CORPORATION



                                          By:    /s/ William S. Meyer
                                                -----------------------------
                                                     William S. Meyer
                                                     Senior Vice President
                                                     Chief Financial Officer



January 12, 1996