Form 10-K
period 1996-02-29
AMERICAN GREETINGS CORP
filed 1996-05-29
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                                         Commission File
Ended February 29, 1996                                     Number 0-1502
      -----------------                                            ------

                         AMERICAN GREETINGS CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in Charter)

          OHIO                                                34-0065325
- ------------------------                                   -------------------
(State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

  One American Road , Cleveland, Ohio                             44144
- ----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's telephone number,including area code   (216)  252-7300
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 3, 1996 - $1,939,321,500.

                 Number of shares outstanding as of May 3, 1996:

                           CLASS A COMMON - 70,335,564
                           CLASS B COMMON - 4,552,528

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement filed with the Securities and Exchange Commission on May 17, 1996 with respect to the 1996 Annual Meeting of Shareholders called for June 28, 1996, are incorporated by reference into Part III.

                                     PART I

Item 1.  Business


                  American Greetings Corporation and its subsidiaries operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other personal communication products. Greeting cards, gift wrap, paper party goods, candles and giftware are manufactured and /or sold in the United States by American Greetings Corporation, Plus Mark, Inc., Carlton Cards Retail, Inc., and Quality Greeting Card Distributing Company; in Canada by Carlton Cards Ltd. (Canada); in the United Kingdom by Carlton Cards Limited (UK) and Carlton Cards Ltd. (Ireland); in France by Carlton Cards (France) SNC; and in Mexico by Carlton Mexico, S.A. de C.V. During fiscal 1996, the Corporation acquired substantially all of the assets of the John Sands Group to form John Sands (Australia) Ltd. in Australia and John Sands (N.Z.) Ltd. in New Zealand. Also in fiscal 1996, the Corporation acquired a majority interest in S.A. Greetings Corporation (PTY) Ltd. in South Africa. Personalized greeting cards are sold through CreataCard machines by CreataCard, Inc. in the United States, by CreataCard Canada, Inc. in Canada and by CreataCard (UK) Ltd. in the United Kingdom. Wilhold, Inc. produces and sells hair accessory items, Acme Frame Products, Inc. produces and sells picture frames, and Magnivision, Inc. produces and sells non-prescription reading glasses and eyeware accessories. AGC, Inc. licenses designs, and Those Characters From Cleveland, Inc. licenses characters. AG Industries, Inc. manufactures custom display fixtures for the Corporation's products and products of others. Although other subsidiaries of American Greetings Corporation exist, they are either inactive, of minor importance or of a holding company nature.

                  Many of the Corporation's products are manufactured at common production facilities and marketed by a common sales force. Marketing and manufacturing functions in the United States and Canada are combined; dual priced cards are produced and distributed in both countries. Information concerning sales by major product classifications is included in Part II, Item
7. Additionally, information by geographic area is included in Note J to the Consolidated Financial Statements included in Part II, Item 8.

                  The Corporation's products are primarily sold in approximately 128,000 retail outlets throughout the world. The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 500 companies in this industry. The Corporation's principal competitors, however, are Hallmark Cards, Incorporated and Gibson Greetings, Inc. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second largest company in the industry and the largest publicly owned company in the industry.

                  The greeting card and gift wrap industry is generally mature. Total unit sales of greeting cards remained unchanged in fiscal 1996 from fiscal 1995, after having grown at an approximate rate of one percent per year previously.

                  Production of the Corporation's products is on a level basis throughout the year. Everyday inventories remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine's Day, Easter, Mother's Day, Father's Day and Graduation. Also characteristic of the business, accounts receivable for seasonal merchandise are carried for relatively long periods, as product is normally shipped three to five months prior to a holiday. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. The Corporation and many of its competitors sell seasonal greeting cards with the right of return.

                  During the fiscal year, the Corporation experienced no difficulty in obtaining raw materials from suppliers.


                  At February 29, 1996, the Corporation employed approximately 16,300 full-time employees and approximately 20,500 part-time employees which, when jointly considered, equate to approximately 21,700 full-time employees. Approximately 3,700 of the Corporation's hourly plant employees are unionized. Approximately 3,000 of the unionized employees are at the following locations:
Bardstown, Kentucky, and Corbin, Kentucky, International Brotherhood of Teamsters; Greeneville, Tennessee, Amalgamated Clothing & Textile Workers Union; Toronto, Ontario (Carlton Cards Ltd.), Canadian Paperworkers Union; and Dewsbury, England, Graphical, Paper & Media Union. Other locations with unions are Cleveland, Ohio; Mexico City, Mexico; Clayton, Victoria, Australia; Auckland, New Zealand; and Roodepoort, South Africa. Labor relations at each location have been satisfactory. The Corporation's headquarters and other manufacturing locations are not unionized.

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

                  In fiscal 1996, the Corporation's major channels of distribution, in order of importance, were: mass merchandisers, drug stores, supermarkets, card and gift shops, variety stores, combo stores (stores combining food, general merchandise and drug items), military post exchanges, and department stores.

                  Sales to the Corporation's five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 25.8% of net sales. Sales to retail customers are made through 34 sales offices in the United States, Canada, United Kingdom, Australia, New Zealand, France, Mexico and South Africa.

                  The Corporation has agreements with various customers for the supply of greeting cards and related products. Contracts are separately negotiated to meet competitive situations; therefore, while some aspects of the agreements may be the same or similar, important contractual terms often vary from contract to contract. No one contract is significant to the Corporation's financial position. Under the agreements, customers typically receive allowances, discounts and/or advances in consideration for the Corporation being allowed to supply customers' stores for a stated term. Some of these competitive agreements have been negotiated with customers covering a period following that covered by current agreements and requiring the Corporation to make advances prior to the start of such future period. The Corporation views the use of such agreements as advantageous in developing and maintaining business with retail customers. Although risk is inherent in the granting of advances, payments and credits, the Corporation subjects such customers to its normal credit review. Losses attributable to these agreements have historically not been material. Advances, payments and credits made under these agreements are accounted for as deferred costs. The current and long-term portions of such deferred costs, which are material in the aggregate, are disclosed in Note C to the Consolidated Financial Statements included in Part II, Item 8. Future payment commitments relating to these agreements are accounted for as liabilities in the Corporation's Consolidated Financial Statements. Note C also discusses the amortization policy. The Corporation believes that these agreements represent a common practice within the industry. Since Hallmark Cards, one of the Corporation's two principal competitors, is a non-public company, public disclosure of its practices has been limited. Gibson Greetings, the Corporation's other principal competitor and a public company, has made comparable disclosures with respect to such agreements.

Item 2.  Properties

                  As of February 29, 1996, the Corporation owns or leases approximately 16.0 million square feet of plant, warehouse, store and office space, of which approximately 6.9 million square feet are leased. Space needs in the United States have been met primarily through long-term leases of properties constructed and financed by community development corporations and municipalities.

                  The following table summarizes the principal plants and materially important physical properties of the Corporation:

                                                                     Expiration
                                 Approximate Square                    Date of
                                     Feet Occupied                     Material           Principal
Location                      Owned             Leased                 Leases             Activity
- --------                  -------------         ------                 ------             --------
Bardstown,                      413,500                                                  Cutting, folding,
Kentucky                                                                                 finishing, and
                                                                                         packaging of
                                                                                         greeting cards

Cleveland,                    1,312,500                                                  International
Ohio                                                                                     headquarters; general
(2 locations)                                                                            offices of U.S.
                                                                                         Greeting Card Division,
                                                                                         Plus Mark, Inc.,
                                                                                         AG Industries, Inc.,
                                                                                         Wilhold, Carlton Cards
                                                                                         Retail, Inc.,
                                                                                         CreataCard Inc., and
                                                                                         Acme Frame Products, Inc.;
                                                                                         creation and design of
                                                                                         greeting cards and
                                                                                         related products

Corbin,                                              1,010,000            1997           Printing of greeting
Kentucky                                                                                 cards, gift wrapping
                                                                                         and paper party goods
                                                                                         and manufacture of
                                                                                         other related
                                                                                         products

Danville,                                            1,374,000            2001           Distribution of
Kentucky                                                                                 everyday greeting
                                                                                         cards and related
                                                                                         products

Forest City,                    498,000                327,600            1999           Manufacture of the
North Carolina                                                                           Corporation's display
                                                                                         fixtures and other
                                                                                         custom display
                                                                                         fixtures for
                                                                                         AG Industries, Inc.

Greeneville,                  1,410,000                                                  Printing and
Tennessee                                                                                packaging of seasonal
(2 locations)                                                                            wrapping items for
                                                                                         Plus Mark, Inc.

                                                                     Expiration
                                 Approximate Square                    Date of
                                     Feet Occupied                     Material           Principal
Location                      Owned             Leased                 Leases             Activity
- --------                  -------------         ------                 ------             --------
Harrisburg,                                          417,000            2007           Manufacture and distribution
Arkansas                                                                               facility of metal picture
                                                                                       frames for Acme Frame
                                                                                       Products Inc.

Huntington Valley,                                    18,800            1997           Manufacture, order
Pennsylvania                                                                           filling, and distribution
                                                                                       of eyeglass
                                                                                       accessories for
                                                                                       Magnivision, Inc.

Lafayette,                    194,000                                                  Manufacture of
Tennessee                                                                              envelopes for greeting
                                                                                       cards and packaging
                                                                                       of cards

McCrory,                                             771,000            2005           Order filling and
Arkansas                                                                               shipping of everyday
                                                                                       and seasonal products

Osceola,                    2,800,800                                                  Cutting, folding,
Arkansas                                                                               finishing and
                                                                                       packaging of seasonal
                                                                                       greeting cards and
                                                                                       warehousing;
                                                                                       distribution of
                                                                                       seasonal products

Pembroke Pines,                                       68,000            1998           Manufacture, order
Florida                                                                                filling and shipping of
                                                                                       non-prescription
                                                                                       reading glasses for
                                                                                       Magnivision, Inc.

Philadelphia,                                        120,000            2017           Hand finishing of
Mississippi                                                                            greeting cards

Ripley,                       165,000                                                  Seasonal card printing
Tennessee                                                                              and forms

                                                                     Expiration
                                 Approximate Square                    Date of
                                     Feet Occupied                     Material           Principal
Location                      Owned             Leased                 Leases             Activity
- --------                  -------------         ------                 ------             --------
Shelbyville,                                    250,000                   1997           Warehousing for
Kentucky                                                                                 Carlton Cards Retail, Inc.

Sunbury,                        145,000           46,000                  1997           Manufacture, order filling
Pennsylvania                                                                             and shipping of hair
(2 locations)                                                                            accessory products for
                                                                                         Wilhold

Auckland,                        80,000                                                  General offices of
New Zealand                                                                              John Sands (New
                                                                                         Zealand) Ltd.; manufacture
                                                                                         of greeting cards and
                                                                                         related products

Clayton,                        208,000                                                  General offices of
Australia                                                                                John Sands (Australia) Ltd;
                                                                                         manufacture of greeting
                                                                                         cards and related products

Corby,                           85,000                                                  Distribution of
England                                                                                  greeting cards and
                                                                                         related products for
                                                                                         Carlton Cards
                                                                                         Limited (UK)

Dewsbury,                       361,000           87,000                  2002,          General offices of
England                                                                   2008,          Carlton Cards Limited
(5 locations)                                                              and           (UK) and manufacture
                                                                          2015           of greeting cards and
                                                                                         related products

Mexico City,                    166,000                                                  General offices of
Mexico                                                                                   Carlton Mexico, S.A. de
                                                                                         C.V. and manufacture
                                                                                         of greeting cards and
                                                                                         related products

Paris, France                                     70,000                  1997           Distribution of
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

                                                                     Expiration
                                 Approximate Square                    Date of
                                     Feet Occupied                     Material           Principal
Location                      Owned             Leased                 Leases             Activity
- --------                  -------------         ------                 ------             --------
Roodepoort,                                         105,000               1999           General offices of S.A.
South Africa                                                                             Greetings Corporation;
                                                                                         manufacture and
                                                                                         distribution of greeting
                                                                                         cards and related
                                                                                         products

Toronto,                      1,084,500                                                  General offices of
Ontario,                                                                                 Carlton Cards Ltd.
Canada                                                                                   (Canada); manufacture
(2 locations)                                                                            of greeting cards and
                                                                                         related products

Item 3.         Legal Proceedings

J.E. and Z.B. Butler Foundation, Inc. v. American Greetings Corp., Morry Weiss, Edward Fruchtenbaum, John M. Klipfell, Irving I. Stone and Dale A. Cable, Case No. 1:95CV 2411, United States District Court, Northern District of Ohio.

On November 14, 1995, the above lawsuit was filed against the Corporation and certain of its officers, alleging violations of (i) Section 10 (b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder and (ii) Section 20 (a) of the Act. The Complaint is based on the alleged failure to disclose, as well as alleged misleading disclosure of, material information regarding the Corporation's CreataCard unit prior to the Corporation's November 10, 1995, announcement that it had elected to write down certain of CreataCard's assets pursuant to Statement of Financial Accounting Standards No. 121. The Complaint also alleges that certain of the Corporation's officers improperly benefitted from this activity.

The Complaint in this action seeks unspecified compensatory and punitive damages (as well as attorney's fees) on behalf of all purchasers of the Corporation's publicly traded shares who were allegedly injured during the period of the alleged wrongdoing, March 30-November 10, 1995.

The Corporation and the individual defendants have filed an Answer denying liability and asserting numerous defenses.

As of May 1, 1996, the Corporation is a party to five legal proceedings relating to state and federal environmental laws. One or more governmental authorities is a party to each proceeding. The proceedings allege, among other things, that hazardous waste material generated by the Corporation was improperly disposed of by others. In three of these cases the Corporation has entered into consent decrees under which the Corporation has agreed to pay a PRO RATA share of clean-up costs. Costs of remediation in each of the proceedings cannot be estimated at this time; however, in the opinion of management, based on the amounts involved in each proceeding and in the aggregate, such liabilities will not have a material effect on the Corporation's consolidated financial position.

Item 4.         Submission of Matters to Vote of Security Holders

                None

Executive Officers of the Registrant
- ------------------------------------

                The following is a list of the Corporation's executive officers, their ages as of May 1, 1996, their positions and offices, and number of years in executive office:

                                                       Years as
Name                                 Age          Executive Officer        Current Position and Office
- ----                                 ---          -----------------        ---------------------------
Irving I. Stone                      87                   46               Founder-Chairman and Chairman
                                                                              of the Executive Committee
Morry Weiss                          56                   24               Chairman and Chief Executive
                                                                              Officer
Edward Fruchtenbaum                  48                   10               President and  Chief Operating
                                                                              Officer
Jon Groetzinger, Jr.                 47                    8               Senior Vice President, General
                                                                              Counsel and Secretary
John M. Klipfell                     46                   13               Senior Vice President
Harvey Levin                         63                   15               Senior Vice President
Henry Lowenthal                      64                   24               Senior Vice President
William R. Mason                     51                   14               Senior Vice President
William S. Meyer                     49                    8               Senior Vice President,
                                                                              Chief Financial Officer
Patricia A. Papesh                   48                    1               Senior Vice President
James R. Van Arsdale                 57                   13               Senior Vice President
Erwin Weiss                          47                    6               Senior Vice President
Dale A. Cable                        49                    4               Treasurer



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

                                     PART II

Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters

(a) MARKET INFORMATION
- ----------------------

                The high and low stock prices for the Corporation's Class A Common Shares, as reported in the NASDAQ National Market Listing, for the years ended February 29, 1996 and February 28, 1995:

                                                    1996                                    1995
                                      -----------------------------          -----------------------------

                                         High               Low                  High              Low
                                         ----               ---                  ----              ---
     1st Quarter . . . . . . . . . .   $ 31-1/8          $ 26-3/4              $ 30-1/2         $ 25-7/8
     2nd Quarter . . . . . . . . . .     32-1/2            27-7/8                31-3/8           27
     3rd Quarter . . . . . . . . . .     32-5/8            25-1/2                30-1/8           26-1/8
     4th Quarter . . . . . . . . . .     28-3/8            25-3/4                29-1/2           25-3/4

                The Corporation's Class A Common Shares, $1.00 par value per share, are traded on the NASDAQ National Market under the trading symbol:
AGREA. KeyCorp Shareholder Services, Inc., Cleveland, Ohio, is the Corporation's registrar and transfer agent. There is no public market for the Class B Common Shares of the Corporation. Pursuant to the Corporation's Amended Articles of Incorporation, a holder of Class B Common Shares may not transfer such Class B Common Shares (except to permitted transferees, a group that generally includes members of the holder's extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation's Class A Common Shares. If the Corporation does not purchase such Class B Common Shares, the holder must convert such shares, on a share for share basis, into Class A Common Shares prior to any transfer.

(b) SHAREHOLDERS
- ----------------

                At May 1, 1996, there were approximately 20,750 holders of Class A Common Shares and 260 holders of Class B Common Shares of record and individual participants in security position listings.

(c) CASH DIVIDENDS
- ------------------

Dividends Per Share                                                                   1996        1995
- -------------------                                                                 --------    --------
     1st Quarter               (paid June 9, 1995 and June 10, 1994)                $ .14       $ .125
     2nd Quarter               (paid September 8, 1995 and
                                 September 9, 1994)                                   .16         .14
     3rd Quarter               (paid December 8, 1995 and
                                 December 9, 1994)                                    .16         .14
     4th Quarter               (paid March 8, 1996 and March 10, 1995)                .16         .14
                                                                                    --------    --------
                                                                                    $ .62       $ .545
                                                                                    ========    ========

Item 6.  Selected Financial Data

Year ended February 28 or 29
Thousands of dollars except per share amounts*

Summary of Operations

                                                               1996           1995           1994          1993          1992
                                                           ------------   ------------   ------------  ------------  ------------
Net sales                                                   $2,003,038     $1,868,927     $1,769,964    $1,671,692    $1,553,961
Gross profit                                                 1,241,032      1,192,842      1,097,944     1,010,509       908,010
Asset impairment loss                                           52,061             -              -            -              -
Interest expense                                                24,290         16,871         16,897        26,924        30,423
Income before cumulative effect of accounting changes          115,135        148,792        130,884       112,288        97,462
Cumulative effect of accounting changes, net of tax                -               -          17,182           -              -
Net income                                                     115,135        148,792        113,702       112,288        97,462
Income per share:
    Before cumulative effect of accounting changes                1.54           2.00           1.77          1.55          1.40
    Cumulative effect of accounting changes, net of tax            -               -             .23           -              -
    Net income                                                    1.54           2.00           1.54          1.55          1.40
Cash dividends per share                                           .62            .55            .48           .42           .38
Fiscal year end market price per share                           27.38          29.38          27.88         24.00         21.25
Average number of shares outstanding                        74,528,809     74,305,346     73,809,132    72,440,114    69,514,436

Financial Position

Accounts receivable                                        $   353,671    $   324,329    $   322,675   $   276,932   $   264,125
Inventories                                                    335,074        279,270        243,357       228,123       275,955
Working capital                                                516,346        531,199        474,280       581,651       628,997
Total assets                                                 2,005,832      1,761,751      1,565,234     1,548,400     1,437,760
Property, plant and equipment additions                         91,590         97,290        102,859        77,099        67,328
Long-term debt                                                 231,073         74,480         54,207       169,381       255,711
Shareholders' equity                                         1,235,022      1,159,541      1,053,442       952,535       865,046
Shareholders' equity per share                                   16.53          15.61          14.21         13.07         12.05
Net return on average shareholders' equity
    before cumulative effect of accounting changes                 9.6%        13.4%            13.0%        12.4%         12.8%

Return on net sales before income taxes and
    cumulative effect of accounting changes                        8.7%        12.2%            11.8%        10.8%          9.8%


* Share and per share amounts for 1993 and prior have been restated to reflect the 1994 stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
- ---------------------

Revenues

In 1996, the Corporation reported its 90th consecutive year of net revenue growth. Despite the continuing competitiveness of the industry, net sales increased 7.2% in 1996 from 1995. Net sales of everyday greeting cards increased 6.2% due primarily to price increases while net sales of seasonal greeting cards reflected the weak retailing environment in the fourth quarter which resulted in an increase of less than 1%. Both everyday and seasonal greeting card sales were negatively impacted by the under performance of the CreataCard personalized greeting card business. Total unit sales of greeting cards remained unchanged from 1995. Sales of non-card products, such as gift wrap, party goods, frames and non-prescription reading glasses, were strong compared to 1995. Net sales of these products increased 13.0% in 1996 after increasing 2.0% in 1995. The strengthening of the Canadian dollar and European currencies offset the additional weakening of the Mexican peso in 1996 and the impact of foreign exchange rates on net sales was not material.

From 1994 to 1995, net sales increased 5.6% due to strong sales of both everyday and seasonal cards. Foreign currency exchange rates were unfavorable in 1995 as the weakening of the Canadian dollar and the Mexican peso reduced net sales growth from 6.2% to 5.6%. In 1995, greeting cards unit sales increased 1% while net sales in dollars increased 7.8%.

The contribution of each major product category as a percent of net sales for the past three years is:

                                                         1996    1995   1994
                                                         ----    ----   ----
Everyday Greeting Cards...............................    44%     44%    41%
Seasonal Greeting Cards...............................    21%     22%    24%
Gift Wrapping and Party Goods.........................    19%     18%    18%
Consumer Products.....................................    13%     12%    13%
Stationery and Miscellaneous..........................     3%      4%     4%


Expenses and Profit Margins

The Corporation's operating expenses in 1996 reflected the strength of non-card product sales which, compared to the traditional greeting card business, have higher production costs, but lower indirect costs. Material, labor and other production costs increased 12.7% in 1996 and were 38.0% of net sales. In addition to the impact of higher cost products, the cost of greeting card cabinets and point of purchase displays in the United States increased by $12.4 million in 1996 to support both new customers and the expanded product offerings. The Corporation's practice is to charge the cost of these cabinets and displays to expense when they are shipped to customers. Material, labor and other production costs also reflected slower than expected integration of the Corporation's North American Plan. This plan, which was initiated in 1995, included the conversion of the Canadian production facility to the just in time manufacturing processes used in the United States. The progress on this conversion did not occur as quickly as originally anticipated, resulting in unfavorable product cost variances. Without these variances, material, labor and other production costs would have been 37.5% of net sales in 1996. In 1995, these costs were 36.2% of net sales, down from 38.0% in 1994. The improvement in 1995 reflected higher selling prices and a product mix which included more lower cost card products than in 1994.

Selling, distribution and marketing expenses increased 5.9% from 1995 to 1996 after increasing 10.9% from 1994 to 1995. In 1996, the increase in amortization of deferred costs and other competitive expenses was tempered by the control of other selling, distribution and marketing costs. These deferred costs result from the payment of competitive advances under the Corporation's agreements with certain retail customers. See Note C to the Consolidated Financial Statements for further discussion of deferred costs related to customer agreements. Selling, distribution and marketing expenses other than amortization of deferred costs and other competitive expenses increased just 2.1% in 1996 compared to a 6.7% increase in 1995. In addition to the impact of general cost control measures, selling expenses reflected the sale of the Corporation's retail operations in the United Kingdom in September, 1995. As a result of this transaction, $8.3 million of selling expenses were not incurred in 1996. The Corporation's advertising costs, which are expensed as incurred, were $61.1 million in 1996, $58.3 million in 1995 and $48.2 million in 1994. The increase in 1996 was primarily due to an expansion of the cooperative advertising program. The increase in 1995 was due primarily to an expanded national advertising program related to the CreataCard business. As a percent of net sales, selling, distribution and marketing expenses were 38.4%, 38.9% and 37.1% in 1996, 1995, and 1994, respectively. The slight decrease in 1996 resulted from the increased sales of non-card products which, as a percent of sales, required less selling and marketing expenses. The increase in 1995 was due primarily to the increase in amortization of deferred costs.

Administrative and general expenses decreased $2.7 million or 1.2% in 1996. Expense for the United States profit sharing plan decreased $3.4 million as a result of the lower pre-tax income in 1996. In 1995, this expense was $21.1 million, comparable to the 1994 expense. The reduction in profit sharing expense in 1996 was partially offset by the increase in the pre-tax costs of corporate owned life insurance. These cost increases of $2.3 million in 1996 and $4.5 million in 1995 were less than the increase in the related tax benefits which are reflected in the Corporation's effective tax rate. Administrative and general expenses in 1996 also included a $2.4 million loss related to an investment accounted for under the equity method. This loss resulted from a restructuring charge incurred in December, 1995 by the company in which the Corporation holds the investment.

In the third quarter of 1996, the Corporation adopted Statement of Financial Accounting

Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In November, 1995, the Corporation determined that the trends in the CreataCard business indicated that the undiscounted future cash flows from that business would be less than the carrying value of the long-lived assets related to that business. As a result, the Corporation recognized a pre-tax, non-cash loss of $52.1 million for the asset impairment. After the effect of income taxes, the loss was $35.1 million or $.47 cents per share. See Note B to the Consolidated Financial Statements for further discussion of the impairment loss.

In 1996, interest expense increased $7.4 million after remaining level between 1994 and 1995. This increase was due to the growth in inventories required to support the increased sales of non-card products and higher payments made under agreements with certain retailers. In 1995, interest expense reflected a more efficient mix of debt between the United States and the United Kingdom which offset rising interest rates.

The effective tax rate in 1996 was 34.2%, lower than both the 1995 and 1994 rates which were 34.5% and 37.5%, respectively. The rate in 1996 was negatively impacted by the asset impairment loss, which included the write down of nondeductible goodwill. Excluding the impairment loss, the effective rate was 33.5%. The decrease in each year was due to higher tax benefits of the corporate owned life insurance which resulted from non-taxable death benefits and increases in cash surrender value of the policies which exceeded the related premium and interest expenses.

In 1996, net income including the impact of the asset impairment loss recognized upon the adoption of SFAS No. 121 was $115.1 million or $1.54 per share. However, without this non-recurring charge, net income would have been $150.2 million or $2.01 per share compared to 1995 net income of $148.8 million or $2.00 per share. In 1994, net income was $113.7 million which included a one-time charge of $22.5 million or $.31 per share associated with the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and a one-time benefit of $5.3 million or $.08 per share resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Liquidity and Capital Resources
- -------------------------------

The financial condition of the Corporation remained strong in 1996. Operating cash flows and credit facilities were employed to fund both the growth of new products and markets and to sustain existing market share. One such use was the acquisition of substantially all of the assets of the John Sands Group, the largest greeting card business in Australia and New Zealand effective January 1, 1996. The impact of this transaction is described in more detail in the discussion of cash flows related to investing and financing activities.

Cash flow from operations was $32.8 million in 1996 compared to $107.0 million in 1995 and $75.6 million in 1994. The lower operating cash flow in 1996 was due to higher levels of accounts receivable, inventories and cash payments related to deferred costs. In 1995, increases in inventories were offset by a slower growth in accounts receivable and deferred costs.

Trade accounts receivable increased $29.3 million from the end of 1995 and reflected the strong fourth quarter sales which increased 9.1% over the fourth quarter of 1995. As a percent of net sales, accounts receivable were 17.7%, comparable to the 17.4% in 1995. In 1994, accounts receivable were 18.2% of net sales. The improvement in this percent in both 1996 and 1995 reflected the effective management of extended payment terms which had increased in 1994.

Inventories at the end of 1996 represented 44.0% of material, labor and other production costs for the year. Excluding the impact of the inventories acquired as part of the John Sands purchase and the partial year of costs related to this business, inventory would have been 42.1% of material, labor and other production costs in 1996. This percent was 41.3% in 1995 and 36.2% in 1994. The increase in 1996 was due primarily to the growth in non-card product inventory, which has a higher cost than greeting cards, to support expanding sales. The higher inventory balances at the end of 1995 were due to increases in finished goods in the United States and advance purchases of paper for gift wrap production.

In 1996, funding of agreements with certain retailers increased. Cash advances under these agreements (net of related amortization) increased $25.3 million in 1996 after decreasing $22.9 million from 1994 to 1995. Cash advances in 1996 were made in connection with both new and existing agreements. The timing of the payments under these agreements is subject to a number of factors and year-to-year fluctuations are not a reliable indication of the cash which can be required in any particular year. Although the actual cash payments may vary, the resultant deferred costs are amortized over the effective period of the agreement. The total commitments under the agreements are capitalized as deferred costs when the agreements are consummated. Future payment commitments are recorded as liabilities at that time. Commitments under existing agreements at the end of 1996 were $107.6 million with $82.5 million due within the next year. See Note C to the Consolidated Financial Statements for further discussion of deferred costs related to certain customer agreements.

Effective January 1, 1996, the Corporation acquired substantially all of the assets from the John Sands Group for $85.1 million in cash. This acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to the acquired assets and liabilities based upon their fair market values at the date of acquisition. Results of operations were included prospectively from the acquisition date. The acquisition was not significant to the financial position or results of operations of the Corporation.

Capital expenditures were $91.6 million in 1996, down from $97.3 million in 1995 and $102.9 million in 1994. The decreases in both 1996 and 1995 were due to the impact of the CreataCard business. The mass introduction of these machines occurred in 1994 and early 1995. The 1996 expenditures were primarily for the automation of distribution systems and the replacement and upgrade of manufacturing equipment. Capital expenditures for 1997 are expected to approximate $88 million.

The Corporation's investment in corporate owned life insurance did not have a significant impact on cash flow from investing activities in 1996 or 1995 as policy loans offset increases in cash surrender value in both years. In 1994, additional policy loans, net of the increase in cash surrender value, provided $18.9 million of cash. Other investing activities used $19.1 million more cash in 1996 than in 1995 and has increased $23.4 million from 1994. This increase was due primarily to investments related to expanded product offerings.

Financing activities, which provided $108.0 million of cash in 1996, included an increase in long-term debt to fund the purchase of assets from the John Sands Group. The increase in long-term debt also reflected a shift in Canadian borrowings from short-term to long-term. In 1995, financing activities used $102.2 million less cash due to the repayment in 1994 of the Corporation's $100 million 8.375% notes with funds on hand. Debt as a percent of total capitalization increased to 22.1% in 1996 from 14.6% in 1995 and 15.0% in 1994. See Note D to the Consolidated Financial Statements for further discussion of the Corporation's credit facilities.

The Corporation's operations are funded through operating cash flow and credit facilities for both domestic and foreign businesses which are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements which are financed primarily through short term borrowings.

Factors That May Affect Future Results
- --------------------------------------

The Corporation believes it has the products, service and financial strength to maintain our long-term record of strong sales and profitability. However, future revenue and margin trends are difficult to predict.

The Corporation sells its products primarily to customers in the retail trade and is well represented in a wide variety of channels of distribution, such as mass merchandisers, drug stores and supermarkets. However, this business environment is highly competitive and may be subject to fluctuations in the strength of the retailers. Although the greeting card business has, historically, not been significantly impacted by economic downturns, changes in consumer buying patterns may impact results. Consolidation among retailers, including acquisitions and bankruptcies, may also impact future results.

The competitiveness in the industry has also resulted in a substantial investment in deferred costs related to agreements with certain retailers. These agreements are entered into to expand and maintain the Corporation's business with retail customers when a long-term business relationship is advantageous and have contributed to the Corporation's growth. The financial condition of retail customers involved in these agreements is evaluated and monitored to reduce risk.

Item 8.  Financial Statements and Supplementary Data
CONSOLIDATED STATEMENT OF INCOME

Years ended February 29, 1996, and February 28, 1995 and 1994

Thousands of dollars except per share amounts

                                                           1996           1995            1994
                                                       -----------    -----------     -----------

Net sales                                              $ 2,003,038    $ 1,868,927     $ 1,769,964
Other income                                                 8,916          9,513          10,851
                                                       -----------    -----------     -----------
   Total revenue                                         2,011,954      1,878,440       1,780,815

Costs and expenses:
   Material, labor and other production costs              762,006        676,085         672,020
   Selling, distribution and marketing                     770,044        727,087         655,823
   Administrative and general                              228,544        231,234         226,661
   Asset impairment loss                                    52,061            -               -
   Interest                                                 24,290         16,871          16,897
                                                       -----------    -----------     -----------
                                                         1,836,945      1,651,277       1,571,401
                                                       -----------    -----------     -----------

Income before income taxes and
   cumulative effect of  accounting changes                175,009        227,163         209,414

Income taxes                                                59,874         78,371          78,530
                                                       -----------    -----------     -----------
Income before cumulative
   effect of accounting changes                            115,135        148,792         130,884
Cumulative effect of accounting changes,
   net of tax                                               -                 -            17,182
                                                       -----------    -----------     -----------
Net income                                             $   115,135    $   148,792     $   113,702
                                                       ===========    ===========     ===========

Income per share:
   Before cumulative effect of
     accounting changes                                $      1.54    $      2.00     $      1.77

   Cumulative effect of
     accounting changes, net of tax                          -              -                 .23
                                                       -----------    -----------     -----------

Net income per share                                   $      1.54    $      2.00     $      1.54
                                                       ===========    ===========     ===========

Average number of shares outstanding                    74,528,809     74,305,346      73,809,132

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 29, 1996 and February 28, 1995
Thousands of dollars


ASSETS                                                                         1996           1995
                                                                           -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents                                                $   30,130     $   87,151
  Trade accounts receivable, less allowances for
    sales returns of $141,412 ($102,004 in 1995) and
    for doubtful accounts of $16,214 ($14,968 in 1995)                        353,671        324,329
  Inventories:
    Raw material                                                               57,415         54,196
    Work in process                                                            49,741         40,608
    Finished products                                                         274,713        225,959
                                                                           ----------     ----------
                                                                              381,869        320,763
    Less LIFO reserve                                                          92,020         86,169
                                                                           ----------     ----------
                                                                              289,849        234,594
    Display material and factory supplies                                      45,225         44,676
                                                                           ----------     ----------
      Total inventories                                                       335,074        279,270
  Deferred income taxes                                                       102,889         66,409
  Prepaid expenses and other                                                  148,429        136,290
                                                                           ----------     ----------
      Total current assets                                                    970,193        893,449

OTHER ASSETS                                                                  595,369        419,477

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                         10,018          5,533
  Buildings                                                                   269,191        266,375
  Equipment and fixtures                                                      571,934        590,071
                                                                           ----------     ----------
                                                                              851,143        861,979

  Less accumulated depreciation                                               410,873        413,154
                                                                           ----------     ----------
      Property, plant and equipment - net                                     440,270        448,825
                                                                           ----------     ----------

                                                                           $2,005,832     $1,761,751
                                                                           ==========     ==========

February 29, 1996 and February 28, 1995
Thousands of dollars

LIABILITIES AND SHAREHOLDERS' EQUITY                                          1996           1995
                                                                           ----------     ----------
CURRENT LIABILITIES
  Debt due within one year                                                 $  119,174     $  123,407
  Accounts payable                                                            144,242        140,660
  Payroll and payroll taxes                                                    57,562         53,136
  Retirement plans                                                             17,151         20,633
  Dividends payable                                                            11,975         10,426
  Income taxes                                                                 21,210         13,988
  Other current liabilities                                                    82,533            -
                                                                           ----------      ----------
      Total current liabilities                                               453,847        362,250

LONG-TERM DEBT                                                                231,073         74,480

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                    15,496         17,815

OTHER LIABILITIES                                                              25,310         90,969

DEFERRED INCOME TAXES                                                          45,084         56,696

SHAREHOLDERS' EQUITY
  Common shares - par value $1:
    Class A - 70,285,336 shares issued
    less 137,331 Treasury shares in 1996
    and 69,825,377 shares issued less
    151,619 Treasury shares in 1995                                            70,148         69,674


    Class B - 6,066,096 shares issued
    less 1,506,286 Treasury shares in 1996
    and 6,066,096 shares issued less
    1,438,083 Treasury shares in 1995                                           4,560          4,628


  Capital in excess of par value                                              265,387        255,022
  Treasury stock                                                              (32,835)       (30,585)
  Cumulative translation adjustment                                           (24,202)       (22,226)
  Retained earnings                                                           951,964        883,028
                                                                           ----------     ----------
      Total shareholders' equity                                            1,235,022      1,159,541
                                                                           ----------     ----------

                                                                           $2,005,832     $1,761,751
                                                                           ==========     ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


Years ended February 29, 1996, and February 28, 1995 and 1994

Thousands of dollars

                                                                          1996         1995          1994
                                                                       ---------    ---------     ---------
OPERATING ACTIVITIES:
   Net income                                                          $ 115,135    $ 148,792     $ 113,702
   Adjustments to reconcile to net cash
     provided (used) by operating activities:
       Asset impairment loss                                              52,061          -             -
       Postretirement benefit obligation                                    -             -          22,530
       Depreciation                                                       75,319       68,438        59,575
       Deferred income taxes                                             (48,184)      (9,736)      (15,809)
       Changes in operating assets and liabilities,
       net of effects from acquisitions:
         Increase in trade accounts receivable                           (33,967)      (4,973)      (37,940)
         Increase in inventories                                         (43,804)     (37,944)      (13,196)
         Increase in other current assets                                 (3,434)      (2,009)       (2,667)
         Increase in deferred cost - net                                 (83,939)     (58,597)      (81,476)
         (Decrease) increase in accounts
           payable and other liabilities                                  (6,907)      (4,879)       23,008
       Other - net                                                        10,542        7,906         7,886
                                                                       ---------    ---------     ---------
       Cash Provided by Operating Activities                              32,822      106,998        75,613

INVESTING ACTIVITIES:
   Business acquisitions                                                 (85,056)         -             -
   Property, plant and equipment additions                               (91,590)     (97,290)     (102,859)
   Proceeds from sale of fixed assets                                      2,065        3,447         1,009
   Investment in corporate-owned life insurance                           (1,117)       1,813        18,930
   Other                                                                 (22,103)      (2,966)        1,344
                                                                       ---------    ---------      --------
       Cash Used by Investing Activities                                (197,801)     (94,996)      (81,576)

FINANCING ACTIVITIES:
   Increase in long-term debt                                            154,406       30,914        19,519
   Reduction of long-term debt                                            (1,012)     (29,862)     (216,892)
   (Decrease) increase in short-term debt                                 (6,558)       9,919        89,456
   Sale of stock under benefit plans                                       9,572        7,130        21,792
   Purchase of treasury shares                                            (2,251)      (3,462)       (6,399)
   Dividends to shareholders                                             (46,199)     (40,556)      (35,633)
                                                                       ---------    ---------     ---------
     Cash Provided (Used) by Financing Activities                        107,958      (25,917)     (128,157)
                                                                       ---------    ---------     ---------

DECREASE IN CASH AND EQUIVALENTS                                         (57,021)     (13,915)     (134,120)
Cash and Equivalents at Beginning of Year                                 87,151      101,066       235,186
                                                                       ---------    ---------     ---------
Cash and Equivalents at End of Year                                    $  30,130    $  87,151     $ 101,066
                                                                       =========    =========     =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Years ended February 29, 1996, and February 28, 1995 and 1994
Thousands of dollars except per share amounts


                                              Common Shares      Capital in                 Cumulative
                                            -----------------    Excess of    Treasury      Translation   Retained
                                             Class A  Class B    Par Value    Stock         Adjustment    Earnings       Total
                                            --------  -------    ---------    ---------     ---------     ---------   -----------

BALANCE MARCH 1, 1993                       $34,324   $2,127     $259,093     ($28,152)     ($11,580)     $696,723      $952,535

   Net income                                                                                              113,702       113,702
   Cash dividends - $.48 per share                                                                         (35,633)      (35,633)
   Exchange of shares                            16      (16)
   Sale of shares under benefit
      plans, including tax benefits             251       24        7,279          430                                     7,984
   Purchase of treasury shares                   (2)    (210)                   (6,857)                                   (7,069)
   Sale of treasury shares                               418        8,551        5,509                                    14,478
   Translation adjustment                                                                     (4,841)                     (4,841)
   Issuance of shares in acquisition            252                12,034                                                 12,286
   Issuance of 34,704,750 class A shares
     and 2,229,618 class B shares to effect
     two-for-one stock split                 34,705    2,230      (37,765)         830
                                            --------  -------    ---------    ---------     ---------     ---------   -----------
BALANCE FEBRUARY 28, 1994                    69,546    4,573      249,192      (28,240)      (16,421)      774,792     1,053,442

   Net income                                                                                              148,792       148,792
   Cash dividends - $.55 per share                                                                         (40,556)      (40,556)
   Exchange of shares                            19      (19)
   Sale of shares under benefit
      plans, including tax benefits             239        5        4,854          123                                     5,221
   Purchase of treasury shares                 (130)      (5)                   (3,469)                                   (3,604)
   Sale of treasury shares                                74          976        1,001                                     2,051
   Translation adjustment                                                                     (5,805)                     (5,805)
                                            --------  -------    ---------    ---------     ---------     ---------   -----------
BALANCE FEBRUARY 28, 1995                    69,674    4,628      255,022      (30,585)      (22,226)      883,028     1,159,541

   Net income                                                                                              115,135       115,135
   Cash dividends - $.62 per share                                                                         (46,199)      (46,199)
   Exchange of shares                            15      (15)
   Sale of shares under benefit
      plans, including tax benefits             424       36        9,116          486                                    10,062
   Purchase of treasury shares                   (1)     (97)                   (2,849)                                   (2,947)
   Sale of treasury shares                                 8          128          113                                       249
   Translation adjustment                                                                     (1,976)                     (1,976)
   Issuance of shares                            36                 1,121                                                  1,157
                                            --------  -------    ---------    ---------     ---------     ---------   -----------
BALANCE FEBRUARY 29, 1996                   $70,148   $4,560     $265,387     ($32,835)     ($24,202)     $951,964    $1,235,022
                                            ========  =======    =========    =========     =========     =========   ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 29, 1996, and February 28, 1995 and 1994
Thousands of dollars except per share amounts

NOTE A - ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All intercompany accounts and transactions are eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

Cash Equivalents: The Corporation considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Financial Instruments: The carrying value of the Corporation's financial instruments approximate their fair market values.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandiser, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand, France, Mexico and South Africa. The Corporation conducts business based on periodic evaluations of its customers' financial condition and generally does not require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit exists.

Inventories: Finished products, work in process and raw material inventories are carried at cost, principally last-in, first-out (LIFO), not in excess of market. Display material and factory supplies are carried at average cost.

Investment in Life Insurance: The Corporation's investment in corporate-owned life insurance policies is recorded net of policy loans in other assets. The net life insurance expense, including interest expense, is included in administrative and general expenses in the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $70,485, $59,344 and $43,543 in 1996, 1995 and 1994, respectively.

Property and Depreciation: Property, plant and equipment is carried at cost, except for certain assets as described in Note B. Depreciation and amortization of buildings, equipment and fixtures is computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 25 to 40 years and equipment and fixtures over 3 to 20 years.

Revenue Recognition: Sales and related costs are recorded by the Corporation upon shipment of products to non-related retailers and upon the sale of products at Corporation-owned retail locations. Seasonal cards are sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of seasonal cards when those products are shipped to non-related retailers.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $61,124, $58,342 and $48,228 in 1996, 1995 and 1994, respectively.

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

NOTE B - ASSET IMPAIRMENT LOSS

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Corporation recorded an impairment loss on the long-lived assets of its CreataCard business. The trends in the CreataCard business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to that business. Accordingly, on November 1, 1995, the Corporation recognized an asset impairment loss of $52,061 ($35,094 net of tax, or $.47 per share). This loss is the difference between the carrying value of the CreataCard machines and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

NOTE C - DEFERRED COSTS

The major components of prepaid expenses and other and other assets are deferred costs relating to agreements with certain customers. Total commitments under the agreements are capitalized as deferred costs and future payment commitments, if any, are recorded as liabilities when the agreements are consummated. Deferred costs are charged to operations on a straight-line basis over the effective period of each agreement, generally three to six years. Deferred costs estimated to be charged to operations during the next year are classified with prepaid expenses and other. Deferred costs included in the prepaid expenses and other classification are $121,937 and $110,890 at February 29, 1996 and February 28, 1995, respectively. Deferred costs included in the other assets classification at the same dates are $410,119 and $311,503, respectively.

The other liabilities and other current liabilities classifications consist of the future payment commitments relating to these agreements.

NOTE D - LONG AND SHORT-TERM DEBT

The Corporation has a $400,000 domestic revolving credit agreement which supports its commercial paper borrowing arrangement. The agreement provides an option to convert up to $200,000 to a term loan. The agreement extends through June 2000 and can be extended annually for one year to the June 30 next following the expiration date. A commitment fee is due on the unused portion of the credit facility and can range from 1/10 of 1% to 1/4 of 1%. As of February 29, 1996, the commitment fee is 1/8 of 1%. No borrowings are outstanding under this domestic revolving credit agreement as of February 29, 1996. However, the amount available under this agreement is reduced by $112,647 of commercial paper issued at February 29, 1996.

The Corporation's subsidiaries in Canada, the United Kingdom, Australia, France and South Africa have credit agreements permitting borrowing of up to $295,607. At February 29, 1996, $234,912 is outstanding under these foreign revolving credit facilities, of which $57,508 is long-term; $172,527 is also classified as long-term due to the Corporation's ability and intent to refinance these borrowings on a long-term basis.

All of the Corporation's revolving credit agreements provide for various borrowing alternatives in their respective currencies with interest rates ranging from 5.3% to 7.1% for amounts borrowed as of February 29, 1996.

At February 29, 1996 and February 28, 1995, debt due within one year consists of the following:

                                                      1996                    1995
                                                 --------------          --------------
         Current maturities of long term debt    $          354          $          868
         Notes payable                                    6,173                  20,758
         Commercial paper                               112,647                 101,781
                                                 --------------          --------------
         Total                                   $      119,174          $      123,407
                                                 ==============          ==============

At February 29, 1996 and February 28, 1995, long-term debt consists of the following:

                                                      1996                    1995
                                                 --------------          --------------
         Revolving credit agreements             $      230,345          $       74,321
         Other                                            1,082                   1,027
                                                 --------------          --------------
                                                        231,427                  75,348
         Less current maturities                            354                     868
                                                 --------------          --------------
                                                 $      231,073          $       74,480
                                                 ==============          ==============

                                     - 25 -

Aggregate maturities of long-term debt are as follow:

                      1997              $         354
                      1998                        492
                      1999                         83
                      2000                         22
                      2001                          3
                      Thereafter              230,473
                                        -------------
                                        $     231,427
                                        =============


At February 29, 1996 the Corporation had credit arrangements to support the issuance of letters of credit in the amount of $50,000 with $34,516 of open credits outstanding.

Interest paid on short-term and long-term debt was $23,395 in 1996, $16,081 in 1995 and $17,495 in 1994.

The weighted average interest rate on short-term borrowings outstanding was 5.6% and 6.5% as of February 29, 1996 and February 28, 1995, respectively.

The Corporation has an interest rate swap agreement notionally covering $100,000 of its variable debt. Under the terms of the swap, the Corporation pays 8.125% fixed and receives the US Dealer Commercial Paper Composite Rate floating until July 15, 1996, the maturity date of the swap agreement. At February 29, 1996, the cost to the Corporation upon cancellation of the swap would be $1,792. However, the Corporation intends to hold the swap agreement until maturity.


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

The following table presents the plan's funded status at February 29, 1996 and February 28, 1995:

                                                                                       1996                  1995
                                                                                    -----------           -----------
         Accumulated postretirement benefit obligation:
           Retirees                                                                 $    21,620           $    19,318
           Fully eligible active plan participants                                        5,474                 5,686
           Other active plan participants                                                21,533                16,701
                                                                                    -----------           -----------
              Accumulated postretirement benefit obligation                              48,627                41,705

         Plan assets, primarily listed stocks and bonds                                 (27,473)              (21,970)
                                                                                    ------------          -----------

         Accumulated postretirement benefit obligation
           in excess of plan assets                                                      21,154                19,735

         Unrecognized net loss                                                           (5,658)               (1,920)
                                                                                    ------------          -----------

         Accrued postretirement benefit obligation                                  $    15,496           $    17,815
                                                                                    ===========           ===========

Net periodic postretirement benefit cost includes the following components:

                                                                                       1996                  1995            1994
                                                                                    ---------            -----------      ---------
         Service cost                                                                $ 1,280               $ 1,313          $ 1,381
         Interest cost                                                                 3,239                 2,965            3,118
         Actual return on plan assets                                                 (2,864)               (1,209)            (897)
         Asset gain deferred                                                           1,193                   -                  -
                                                                                    ----------           -----------      ----------
                                                                                     $ 2,848               $ 3,069          $ 3,602
                                                                                    ==========           ===========      ==========

Assumptions used in the computations:

         Assumed discount rate                                            7.25%       8.0%          7.5%
         Expected long-term rate of return on plan assets                 8.0%        8.0%          7.0%


A 9% annual rate of increase in per capita cost of covered benefits was assumed for 1996. This rate decreases to 7.5% in 1997 and to 6% in 2002 and remains at that level thereafter. This health care trend rate has a significant impact on the amount reported. For example, a 1% increase in the trend rate in each year would increase the accumulated postretirement benefit obligation at February 29, 1996 by $7,955 and increase aggregate service and interest cost for the year by $858.

NOTE F - LONG-TERM LEASES

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 29, 1996, and February 28, 1995 and 1994 follows:

                                                          1996              1995              1994
                                                     -------------      ------------      ------------
Gross rentals. . . . . . . . . . . . . . . . . . . . $      61,198      $     63,247      $     63,377
Less sublease rentals. . . . . . . . . . . . . . . .         7,876             8,378             7,733
                                                     -------------      ------------      ------------
Net rental expense . . . . . . . . . . . . . . . . . $      53,322      $     54,869      $     55,644
                                                     =============      ============      ============

At February 29, 1996, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, follow:

         Gross rentals:
                1997. . . . . . . . . . . . . . .       $    42,226
                1998. . . . . . . . . . . . . . .            37,503
                1999. . . . . . . . . . . . . . .            34,452
                2000. . . . . . . . . . . . . . .            31,273
                2001. . . . . . . . . . . . . . .            28,348
                Later years . . . . . . . . . . .            80,607
                                                        -----------
                                                            254,409
         Sublease rentals  . . . . . . . . . . . .          (27,549)
                                                        -----------
         Net rentals . . . . . . . . . . . . . . .      $   226,860
                                                        ===========

NOTE G - INCOME TAXES

Income (loss) before income taxes and cumulative effect of accounting changes:

                                                            1996               1995               1994
                                                      ---------------    ---------------    ---------------
United States                                               $191,649           $235,515           $222,957
Foreign                                                      (16,640)            (8,352)           (13,543)
                                                      ---------------    ---------------    ---------------
                                                            $175,009           $227,163           $209,414
                                                      ===============    ===============    ===============

Income taxes have been provided as follows:
                                                            1996               1995               1994
                                                      ---------------    ---------------    ---------------
Current:
  Federal                                                    $94,094            $72,242            $78,274
  Foreign                                                     (1,045)             1,416              1,936
  State and local                                             14,917             14,393             10,376
                                                      ---------------    ---------------    ---------------
                                                             107,966             88,051             90,586

Deferred (principally federal)                               (48,092)            (9,680)           (12,056)
                                                      -----------------    --------------    ---------------
                                                             $59,874            $78,371            $78,530
                                                      ===============    ===============    ===============

Significant components of the Corporation's deferred tax assets and liabilities at February 29, 1996 and February 28, 1995 are as follows:


                                                                     1996              1995
                                                              ---------------    ---------------
        Deferred tax assets:
                  Sales returns                                      $43,064            $31,980
                  Other                                              100,688             69,701
                                                              ---------------    ---------------
                                                                     143,752            101,681

                  Valuation allowance                                (12,189)            (9,748)
                                                              ---------------    ---------------

                            Total deferred tax assets                131,563             91,933

      Deferred tax liabilities:
                  Depreciation                                        44,908             58,249
                  Other                                               28,850             23,971
                                                              ---------------    ---------------

                            Total deferred tax liabilities            73,758             82,220
                                                              ---------------    ---------------

      Net deferred tax assets                                        $57,805             $9,713
                                                              ===============    ===============

The increase in the valuation allowance was due to increases in net operating loss carryforwards in the United Kingdom, Canada and Mexico.

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                             1996         1995       1994
                                           --------     --------    -------
Statutory rate                                35.0 %       35.0 %     35.0 %
State and local income taxes,
  net of federal tax benefit                   4.0          3.8        3.4
Asset impairment loss                          1.8
                                                              -          -
Subsidiaries' losses without tax
  benefit                                      1.8          1.3        3.1
Corporate-owned life insurance
  investments                                (10.6)        (6.7)      (5.4)
Other                                          2.2          1.1        1.4

                                           --------     --------    -------
Effective tax rate                            34.2 %       34.5 %     37.5 %
                                           ========     ========    =======

Income taxes paid were $94,267 in 1996, $101,982 in 1995 and $83,290 in 1994.

Deferred taxes have not been provided on approximately $32,000 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings, however, foreign tax credits would be available to reduce federal income taxes in the event of distribution. At February 29, 1996, the Corporation had approximately $36,220 of foreign operating loss carryforwards, of which $29,472 have no expiration dates and $6,748 have expiration dates ranging from 1999 through 2006.

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

NOTE H - COMMON SHARES AND STOCK OPTIONS

At February 29, 1996 and February 28, 1995, common shares authorized consisted of 93,800,000 Class A and 7,916,484 Class B shares. Class A shares have one vote per share and Class B shares have ten votes per share. There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation's Amended Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder's extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation's Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. During 1994, the Corporation purchased 165,762 Class B shares from a Director of the Corporation at the then-current market price of the shares.

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

Stock option transactions and prices are summarized as follows:

                                                                    Options Price Range
                            Number of Options                            Per Share
                         ---------------------                 -----------------------------
                          Class A      Class B                 Class A               Class B
                         ---------     -------                 -------               -------
Options outstanding
  March 1, 1993          2,304,072     808,250           $ 6.75  -   $ 24.25    $ 7.16  -  $19.81
        Granted            219,475       1,590            24.94  -     31.25          26.75
        Exercised         (373,207)    (34,750)            6.75  -     27.31      7.16  -   19.81
        Cancelled         (106,800)       --
                         ---------     -------

Options outstanding
  February 28, 1994      2,043,540     775,090             6.75  -     31.25      7.16  -   26.75
        Granted             76,791        --              26.13  -     30.00            -
        Exercised         (235,366)     (5,000)            6.75  -     29.31          19.25
        Cancelled          (58,000)       --
                         ---------     -------

Options outstanding
  February 28, 1995      1,826,965     770,090             6.75  -     31.25      7.16  -   26.75
        Granted            105,291       6,000            25.75  -     31.63          28.13
        Exercised         (417,959)    (36,000)            7.16  -     30.88          19.25
        Cancelled          (47,300)       --
                         ---------     -------

Options outstanding
  February 29, 1996      1,466,997     740,090           $ 6.75  -    $31.63     $7.16  -  $28.13
                         =========     =======


Options exercisable at February 29, 1996 and February 28, 1995:

        1996             1,191,347     562,590
        1995             1,202,865     439,590

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and intends to continue to do so. Because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE I - RETIREMENT PLANS


The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Contributions to the profit-sharing plan were $16,846, $20,414 and $20,445 for 1996, 1995 and 1994, respectively. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation's matching contributions were $2,760, $2,557 and $2,577 for 1996, 1995 and 1994, respectively.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. In the aggregate, the actuarially computed plan benefit obligation was fully funded.

NOTE J - BUSINESS SEGMENT INFORMATION

The Corporation operates predominantly in a single industry: the design, manufacture and sale of greeting cards and other social expression products. While the Corporation offers a wide range of items for sale, many of them are manufactured at common production facilities and marketed by a common sales force. The Corporation's products are sold primarily to drug stores, mass merchandisers, supermarkets and card and gift stores.

In addition to its North American operations, which include the United States and Canada, the Corporation has subsidiaries in Europe, Australia, New Zealand, Mexico and South Africa.

Revenue transfers between geographic areas and other intergeographic eliminations are not material. The Corporation does not derive more than 10% of its total revenue from any individual customer, government agency or export sales. Operating profit (loss) by geographic segment is revenue less operating costs, excluding interest, income taxes and cumulative effect of accounting changes.

Segment information by geographic area for the years ended February 29, 1996, and February 28, 1995 and 1994 follows:

                                    North        Other
                                   America      Foreign    Consolidated
                                   -------      -------    ------------
1996
- ----
Total revenue                     $1,907,942   $ 104,012    $2,011,954
Operating profit (loss)
   before asset impairment loss      257,667      (6,307)      251,360
Asset impairment loss                 49,432       2,629        52,061
                                  ----------   ---------    ----------
Operating profit (loss)              208,235      (8,936)      199,299
Total assets excluding
   cash and equivalents            1,744,465     231,237     1,975,702

1995
- ----
Total revenue                     $1,775,957   $ 102,483    $1,878,440
Operating profit (loss)              251,990      (7,956)      244,034
Total assets excluding
   cash and equivalents            1,565,973     108,627     1,674,600

1994
- ----
Total revenue                     $1,679,753   $ 101,062    $1,780,815
Operating profit (loss)              239,721     (13,410)      226,311
Total assets excluding
   cash and equivalents            1,363,638     100,530     1,464,168

QUARTERLY RESULTS OF OPERATIONS
- -------------------------------
(Unaudited)
Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 29, 1996 and February 28, 1995.


                                                      Quarter Ended
                                                      -------------

                                     May 31       August 31    November 30    February 29 or 28
                                    ---------    ----------    -----------    -----------------

Fiscal 1996
- -----------
Net sales                           $ 438,509    $  431,171    $  587,602     $  545,756
Total revenue                         440,617       433,168       588,689        549,480
Gross profit                          294,923       259,112       340,432        346,565
Asset impairment loss                     -            -           52,061           -
Net income                             37,300        15,029        17,484         45,322
 Per share                                .50           .20           .24            .60

Fiscal 1995
- -----------
Net sales                           $ 416,403    $  401,136    $  551,036     $  500,352
Total revenue                         418,792       403,089       552,740        503,819
Gross profit                          278,662       247,473       339,671        327,036
Net income                             33,162        13,416        58,890         43,324
  Per share                               .45           .18           .79            .58

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
American Greetings Corporation

We have audited the accompanying consolidated statements of financial position of American Greetings Corporation as of February 29, 1996 and February 28, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 29, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation as of February 29, 1996 and February 28, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes E and G to the consolidated financial statements, in 1994 the Corporation changed its methods of accounting for postretirement benefits other than pensions and income taxes. Further, as discussed in Note B to the consolidated financial statements, in 1996 the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


                                                              Ernst & Young LLP
Cleveland, Ohio
March 28, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           There were no disagreements with the Corporation's independent accountants on accounting and financial disclosure matters within the three year period ended February 29, 1996, or in any period subsequent to such date.


                                    PART III

           The Corporation hereby incorporates by reference the information called for by Part III of Form 10-K from the Corporation's Notice of Annual Meeting of Shareholders to be held June 28, 1996, and related Proxy Statement filed with the Securities and Exchange Commission on May 17, 1996.

                             (Next Item is Part IV)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

           1.  Financial Statements                                                                      Page No.
               --------------------                                                                      --------
               Included in Part II of this report:

                      Consolidated Statement of Income - Years ended                                           18
                      February 29, 1996, and February 28, 1995 and 1994

                      Consolidated Statement of Financial Position -                                      19 - 20
                      February 29, 1996 and February 28, 1995

                      Consolidated Statement of Cash Flows - Years ended
                      February 29, 1996, and February 28, 1995 and 1994                                        21

                      Consolidated Statement of Shareholders' Equity -
                      Years ended February 29, 1996 and February 28, 1995 and 1994                             22

                      Notes to Consolidated Financial Statements - Years ended
                      February 29, 1996, and February 28, 1995 and 1994                                   23 - 34

                      Quarterly Results of Operations (Unaudited)                                              35

                      Report of Ernst & Young LLP, Independent Auditors                                        36

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


                                     - 39 -

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

                          (xi)  CEO/COO Compensation Plans

                                This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual
                                Report for the Fiscal Year ended February 28,
                                1995, and is incorporated herein by reference.

                         (xii)  1995 Director Stock Plan                                                    E - 1


                (11) Statement Re Computation of Per Share Earnings                                         E - 5

                (21) Subsidiaries of the Registrant                                                         E - 6

                (23) Consent of Independent Auditors                                                        E - 7

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

                (b)      Reports on Form 8-K

                         None

                (c) Exhibits listed in Item 14(a) 3. are included herein or incorporated herein by reference

                (d)      Financial Statement Schedules

                         The response to this portion of Item 14 is submitted on Page 42.

                          PART IV - Continued                                                            Page No.
                                                                                                         --------
                    3.   Financial Statement Schedules
                         -----------------------------
                         Included in Part IV of the report:

                         Schedule  II - Valuation and Qualifying Accounts                                   S-1


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


                                      AMERICAN GREETINGS CORPORATION
                                      ------------------------------
                                              (Registrant)




Date:   May 29, 1996                  By:    /s/ Jon Groetzinger, Jr.
     ---------------                       -----------------------------
                                           Jon Groetzinger, Jr.
                                           Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                              TITLE                               DATE
          ---------                              -----                               ----
 /s/ Irving I. Stone                    Founder-Chairman;                    )
- -------------------------------         Chairman of the                      )
Irving I. Stone                         Executive Committee;                 )
                                        Director                             )
                                                                             )
 /s/ Morry Weiss                        Chairman of the Board;               )
- -------------------------------         Chief Executive Officer;             )
Morry Weiss                             Director                             )
                                                                             )
 /s/ Edward Fruchtenbaum                President;                           )
- -------------------------------         Chief Operating Officer;             )
Edward Fruchtenbaum                     Director                             )
                                                                             )
  /s/ Scott S. Cowen                    Director                             )       May 29, 1996
- -------------------------------                                              )
Scott S. Cowen                                                               )
                                                                             )
 /s/ Herbert H. Jacobs                  Director                             )
- -------------------------------                                              )
Herbert H. Jacobs                                                            )
                                                                             )
 /s/ Albert B. Ratner                   Director                             )
- -------------------------------                                              )
Albert B. Ratner                                                             )
                                                                             )
 /s/ Harry H. Stone                     Director                             )
- -------------------------------                                              )
Harry H. Stone                                                               )
                                                                             )
 /s/ Jeanette S. Wagner                 Director                             )
- -------------------------------                                              )
Jeanette S. Wagner                                                           )
                                                                             )
                                                                             )
 /s/ Milton A. Wolf                     Director                             )
- -------------------------------                                              )
Milton A. Wolf                                                               )
                                                                             )
                                                                             )
 /s/ Abraham Zaleznik                   Director                             )
- -------------------------------                                              )
Abraham Zaleznik                                                             )
                                                                             )

          SIGNATURE                              TITLE                               DATE
          ---------                              -----                               ----
                                                                             )
 /s/ William S. Meyer                   Senior Vice President;               )       May 29, 1996
- ------------------------------------    Chief Financial Officer              )
William S. Meyer                        (principal financial officer;        )
                                        principal accounting officer)        )


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
                                     (000)

- -----------------------------------------------------------------------------------------------------------------------------------
                    COL. A                      COL. B                        COL. C                   COL. D           COL. E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
                                                                ----------------------------------
                                          BALANCE AT BEGINNING        (1)               (2)
                 DESCRIPTION                   OF PERIOD        CHARGED TO COSTS  CHARGED TO OTHER    DEDUCTION-     BALANCE AT END
                                                                   AND EXPENSES   ACCOUNTS-DESCRIBE    DESCRIBE        OF PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
Year ended February 29, 1996:

    Deduction from asset account:

      Allowance for doubtful accounts     $        14,968       $      13,905      $      367 (A)     $   13,026 (B)    $    16,214
                                          ===============       =============      ==========         ==========        ===========

      Allowance for sales returns         $       102,004       $     321,693      $      238 (A)     $  282,523 (C)    $   141,412
                                          ===============       =============      ==========         ==========        ===========

      Allowance for Other Assets          $         5,000       $      11,400      $        0         $        0        $    16,400
                                          ===============       =============      ==========         ==========        ===========

Year ended February 28, 1995:

    Deduction from asset account:

      Allowance for doubtful accounts     $        13,084       $       8,674      $      (36) (A)    $    6,754 (B)    $    14,968
                                          ===============       =============      ==========         ==========        ===========

      Allowance for sales returns         $        97,903       $     297,899      $       41  (A)    $  293,839 (C)    $   102,004
                                          ===============       =============      ==========         ==========        ===========

      Allowance for Other Assets          $             0       $       5,000      $        0         $        0        $     5,000
                                          ===============       =============      ==========         ==========        ===========

Year ended February 28, 1994:

    Deduction from asset account:

      Allowance for doubtful accounts     $        13,816       $       8,827      $      (57) (A)    $    9,502 (B)    $    13,084
                                          ===============       =============      ==========         ==========        ===========

      Allowance for sales returns         $        72,054       $     225,283      $     (581) (A)    $  198,853 (C)    $    97,903
                                          ===============       =============     ===========         ==========        ===========


Note A:  Includes translation adjustment on foreign subsidiary balances and other minor reclasses and adjustments.

Note B:  Accounts charged off, less recoveries.

Note C:  Sales returns charged to the allowance account for actual returns for the year.
