Form 10-Q
period 1996-05-31
AMERICAN GREETINGS CORP
filed 1996-07-15
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    X       EXCHANGE ACT OF 1934
- ---------

For the quarterly period ended                 May 31, 1996
                              -----------------------------------------------

                                       OR
                                       --

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
- ----------

For the transition period from                      to
                               --------------------    --------------------

                       Commission file number    0-502
                                              -----------

                         AMERICAN GREETINGS CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                             34-0065325
- --------------------------------------          -------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

One American Road, Cleveland, Ohio                                 44144
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                              (216)   252-7300
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

Yes  X               No
   -----               ------

As of May 31, 1996, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:


                            Class A Common 70,206,048
                            Class B Common 4,552,182

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                       (Unaudited)
                                                   Three Months Ended
                                                          May 31,
                                                 --------------------------
                                                     1996          1995
                                                 -----------   -----------
Net sales                                        $   438,212   $   438,509
Other income                                           1,915         2,108
                                                 -----------   -----------
    Total revenue                                    440,127       440,617

Costs and expenses:
    Material, labor and other production costs       154,667       143,586
    Selling, distribution and marketing              181,791       181,822
    Administrative and general                        54,317        53,777
    Interest                                           7,590         4,917
                                                 -----------   -----------
       Total costs and expenses                      398,365       384,102
                                                 -----------   -----------
Income before income taxes                            41,762        56,515
Income taxes                                          13,990        19,215
                                                 -----------   -----------
       Net income                                $    27,772   $    37,300
                                                 ===========   ===========
Net income per share                             $      0.37   $      0.50
                                                 ===========   ===========
Dividends per share                              $      0.16   $      0.14
                                                 ===========   ===========
Average number of common shares outstanding       74,735,967    74,378,727


                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                  (Unaudited)                             (Unaudited)
                                                  May 31, 1996       Feb. 29, 1996       May 31, 1995
                                                   ----------         ----------          ----------

ASSETS

Current assets
   Cash and equivalents                            $   42,970         $   30,130          $   39,446
   Trade accounts receivable, less allowances
     of $113,444, $157,626 and $103,144, respec-
     tively (principally for sales returns)           352,691            353,671             333,513
   Inventories:
     Raw material                                      53,368             57,415              60,234
     Work in process                                   58,308             49,741              51,303
     Finished products                                312,873            274,713             267,224
                                                   ----------         ----------          ----------
                                                      424,549            381,869             378,761
     Less LIFO reserve                                 93,002             92,020              87,043
                                                   ----------         ----------          ----------
                                                      331,547            289,849             291,718
     Display material and factory supplies             44,924             45,225              41,750
                                                   ----------         ----------          ----------
             Total inventories                        376,471            335,074             333,468
   Deferred income taxes                               88,340            102,889              65,985
   Prepaid expenses and other                         156,599            148,429             143,887
                                                   ----------         ----------          ----------
             Total current assets                   1,017,071            970,193             916,299

Other assets                                          611,930            595,369             432,700

Property, plant and equipment                         867,846            851,143             865,801
   Less accumulated depreciation                      421,280            410,873             418,213
                                                   ----------         ----------          ----------
     Property, plant and equipment - net              446,566            440,270             447,588
                                                   ----------         ----------          ----------
                                                   $2,075,567         $2,005,832          $1,796,587
                                                   ==========         ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                        $  228,994         $  119,174          $  153,829
   Accounts payable                                   132,183            144,242             124,247
   Payroll and payroll taxes                           52,070             57,562              48,583
   Retirement plans                                     5,087             17,151               5,859
   Dividends payable                                   11,981             11,975              10,442
   Income taxes                                         8,403             21,210              27,587
   Other current liabilities                           58,544             82,533              56,819
                                                   ----------         ----------          ----------
             Total current liabilities                497,262            453,847             427,366

Long-term debt                                        235,224            231,073              72,246
Postretirement benefit obligation                      15,480             15,496              17,992
Other liabilities                                      31,332             25,310              34,150
Deferred income taxes                                  44,863             45,084              55,964
Shareholders' equity                                1,251,406          1,235,022           1,188,869
                                                   ----------         ----------          ----------
                                                   $2,075,567         $2,005,832          $1,796,587
                                                   ==========         ==========          ==========

                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                                                    (Unaudited)
                                                                               Three Months Ended
                                                                                     May 31,
                                                                         --------------------------------
                                                                             1996              1995
                                                                         --------------    --------------
OPERATING ACTIVITIES:
    Net income                                                                 $27,772           $37,300
    Adjustments to reconcile to net cash
    provided (used) by operating activities:
       Depreciation                                                             15,857            19,526
       Deferred income taxes                                                    14,346              (393)
       Change in operating assets and liabilities                             (128,338)         (109,016)
       Other - net                                                               1,898             2,717
                                                                         --------------    --------------
       Cash Used by Operating Activities                                       (68,465)          (49,866)


INVESTING ACTIVITIES:
    Property, plant & equipment additions                                      (23,324)          (18,637)
    Other - net                                                                  3,206             2,752
                                                                         --------------    --------------
       Cash Used by Investing Activities                                       (20,118)          (15,885)


FINANCING ACTIVITIES:
    Increase in long-term debt                                                   8,917             -
    Reduction of long-term debt                                                 (6,924)           (3,748)
    Increase in short-term debt                                                110,539            29,977
    Sale of stock under benefit plans                                            1,361             2,806
    Purchase of treasury shares                                                   (513)             (622)
    Dividends to shareholders                                                  (11,957)          (10,367)
                                                                         --------------    --------------
       Cash Provided by Financing Activities                                   101,423            18,046
                                                                         --------------    --------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     12,840           (47,705)

       Cash and Equivalents at Beginning of Year                                30,130            87,151
                                                                         --------------    --------------
       Cash and Equivalents at End of Period                                   $42,970           $39,446
                                                                         ==============    ==============



                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of dollars)

Three Months Ended May 31, 1996 and 1995

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

Note C - Deferred Costs

The major components of Prepaid Expenses and Other and Other Assets are deferred costs relating to agreements with certain customers. Total commitments under the agreements are capitalized as deferred costs and future payment commitments, if any, are recorded as liabilities when the agreements are consummated. Deferred costs are charged to operations on a straight-line basis over the effective period of each agreement, generally three to six years. Deferred costs estimated to be charged to operations during the next twelve months are classified with Prepaid Expenses and Other. Deferred costs included in the Prepaid Expenses and Other classification are $125,498, $121,937 and $115,098 at May 31, 1996,
February 29, 1996 and May 31, 1995, respectively. Deferred costs included in the Other Assets classification at the same dates are $429,425, $410,119 and $328,891, respectively.

The Other Liabilities and Other Current Liabilities classifications consist of the future payment commitments relating to these agreements.

Part I., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
- -----------------------------------------------------

Results of Operations
- ---------------------

Net sales of $438.2 million for the first quarter ended May 31, 1996 did not increase from the same period in the prior year and reflected a shift in shipments out of the first quarter as a result of efforts to work with retailers to reduce lead times in inventories. This revenue shift primarily impacted sales of greeting cards and, as a result, unit sales of greeting cards for this quarter were down approximately 6% from the same period in the prior year. Strong sales of non-card product, along with price increases, offset the greeting card unit decline.

Material, labor and other production costs were 35.3% of net sales for the quarter compared to 32.7% in the prior year. This increase was due to higher product costs associated with newly acquired subsidiaries, higher manufacturing costs in the United States and Canada and the stronger sales of higher-cost non-card product.

Both the selling, distribution and marketing and the administrative expense categories were unchanged from prior year as a result of overall general cost containment.

Interest expense for the quarter was up $2.7 million over the prior year, mostly due to higher debt levels incurred to finance the John Sands acquisition.

The effective tax rate for the quarter was 33.5%, compared to 34.0% in the prior year due to the increased benefit from the corporate owned life insurance program and the reduction in foreign losses with no tax benefit.

Liquidity and Capital Resources
- -------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for May 31, 1995 has been included.

Operations for the first three months required $18.6 million more in cash than the same period last year. This increased use is due primarily to the decrease in net income, and an increase in net deferred costs related to agreements with customers offset by decreases in the growth of both accounts receivable and inventories.

Accounts receivable remained unchanged from February 29, compared to a $8.7 million use of cash in the same period in the prior year. Net accounts receivable were 17.6% of the prior twelve months' sales at both May 31, 1996 and 1995.

Inventory growth required $10.8 million less cash for the first quarter compared to the prior year, reflecting the Corporation's continued efforts to manage growth in this area while expanding product offerings. Inventories as a percent of the prior twelve months' material, labor and other production costs improved to 48.7% at May 31, 1996 from 48.9% for the prior year.

Investing activities used $4.2 million more cash for the three months than in the same period in the prior year, due primarily to property, plant and equipment additions. Financing activities provided $83.4 million more cash during the first three months of this year than last year, due to higher borrowing levels to support operating requirements.

Debt as a percentage of debt plus equity was 27.1% at May 31, 1996, an increase from 16.0% in the prior year, reflecting the debt incurred to finance the acquisition of the John Sands Group during the fourth quarter of fiscal 1996. On a per share basis, shareholders' equity increased from $15.98 at May 31, 1995 to $16.74 at May 31, 1996.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 29, 1996, the end of its preceding fiscal year, to May 31, 1996, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31, 1995, the end of the corresponding fiscal quarter last year, to May 31, 1996, except the changes discussed above and aside from normal seasonal fluctuations.

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

      July 15, 1996