Form 10-Q
period 1996-08-31
AMERICAN GREETINGS CORP
filed 1996-10-15
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    X      EXCHANGE ACT OF 1934
---------

For the quarterly period ended                 August 31, 1996
                              -------------------------------------------

                                       OR
                                       --

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
----------

For the transition period from    ____________________ to __________________

                       Commission file number    0-502
                                              -----------

                         AMERICAN GREETINGS CORPORATION
           ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                          34-0065325
---------------------------------------                ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

One American Road, Cleveland, Ohio                          44144
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                            (216)   252-7300
                            ---------------------------------------------------
                            Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----     ------

As of August 31, 1996, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                            Class A Common 70,230,871
                            Class B Common  4,545,992

                         AMERICAN GREETINGS CORPORATION

                                      INDEX

                                                                         Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION
------------------------------
     Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .1

     Item 2.  Management's Discussion and Analysis. . . . . . . . . .  . . . .6


PART II - OTHER INFORMATION
---------------------------
     Item 4.  Submission of Matters to a Vote of Security Holders.. .  . . . .8

     Item 5.  Other Information . . . . . . . . . .  . . . . . . . . . . . . .8

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .8


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
----------
                                      -i-

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.  Financial Statements
         --------------------
                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)


                                                                                    (Unaudited)
                                                                                 Six Months Ended
                                                                                     August 31,
                                                                     -------------------------------------------
                                                                           1996                       1995
                                                                     ----------------           ----------------

Net sales                                                             $      904,748            $       869,680
Other income                                                                   4,403                      4,105
                                                                      --------------            ---------------
    Total revenue                                                            909,151                    873,785

Costs and expenses:
    Material, labor and other production costs                               342,926                    315,645
    Selling, distribution and marketing                                      377,749                    360,818
    Administrative and general                                               114,264                    107,794
    Interest                                                                  15,264                     10,242
                                                                      --------------            ---------------
       Total costs and expenses                                              850,203                    794,499
                                                                      --------------            ---------------

Income before income taxes                                                    58,948                     79,286
Income taxes                                                                  19,747                     26,957
                                                                      --------------            ---------------

       Net income                                                     $       39,201           $         52,329
                                                                      ==============           ================

Net income per share                                                  $         0.52           $           0.70
                                                                      ==============           ================

Dividends per share                                                   $         0.33           $           0.30
                                                                      ==============           ================


Average number of common shares outstanding                               74,752,729                 74,424,282

                       See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)


                                                           (Unaudited)
                                                      Three Months Ended
                                                          August 31,
                                                 --------------------------

                                                      1996         1995
                                                 -----------   ------------

Net sales                                        $   466,536   $   431,171
Other income                                           2,488         1,997
                                                 -----------   -----------
    Total revenue                                    469,024       433,168

Costs and expenses:
    Material, labor and other production costs       188,259       172,059
    Selling, distribution and marketing              195,958       178,996
    Administrative and general                        59,947        54,017
    Interest                                           7,674         5,325
                                                 -----------   -----------
       Total costs and expenses                      451,838       410,397
                                                 -----------   -----------

Income before income taxes                            17,186        22,771
Income taxes                                           5,757         7,742
                                                 -----------   -----------

       Net income                                $    11,429   $    15,029
                                                 ===========   ===========

Net income per share                             $      0.15   $      0.20
                                                 ===========   ===========

Dividends per share                              $      0.17   $      0.16
                                                 ===========   ===========


Average number of common shares outstanding       74,769,491    74,469,837

                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)


                                                               (Unaudited)                   (Unaudited)
                                                            Aug. 31, 1996   Feb. 29, 1996   Aug. 31, 1995
                                                            -------------  --------------  --------------
ASSETS


Current assets
   Cash and cash equivalents                                 $   26,565   $   30,130   $   35,320
   Trade accounts receivable, less allowances
     of $83,561, $157,626 and $69,795, respec-
     tively (principally for sales returns)                     389,623      353,671      366,669
   Inventories:
     Raw material                                                50,886       57,415       59,555
     Work in process                                             51,650       49,741       47,825
     Finished products                                          337,578      274,713      318,983
                                                             ----------   ----------   ----------
                                                                440,114      381,869      426,363
     Less LIFO reserve                                           93,652       92,020       88,293
                                                             ----------   ----------   ----------
                                                                346,462      289,849      338,070
     Display material and factory supplies                       43,650       45,225       42,000
                                                             ----------   ----------   ----------
               Total inventories                                390,112      335,074      380,070
   Deferred and refundable income taxes                          85,105      102,889       56,330
   Prepaid expenses and other                                   170,442      148,429      151,082
                                                             ----------   ----------   ----------
               Total current assets                           1,061,847      970,193      989,471

Other assets                                                    631,322      595,369      417,957

Property, plant and equipment                                   878,606      851,143      871,678
   Less accumulated depreciation                                433,324      410,873      434,726
                                                             ----------   ----------   ----------
     Property, plant and equipment - net                        445,282      440,270      436,952
                                                             ----------   ----------   ----------
                                                             $2,138,451   $2,005,832   $1,844,380
                                                             ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                                  $  283,488   $  119,174   $  215,566
   Accounts payable                                             132,051      144,242      118,409
   Payroll and payroll taxes                                     54,225       57,562       51,595
   Retirement plans                                               7,718       17,151        8,545
   Dividends payable                                             12,710       11,975       11,941
   Income taxes                                                   2,852       21,210          677
   Other current liabilities                                     61,416       82,533       56,819
                                                             ----------   ----------   ----------
               Total current liabilities                        554,460      453,847      463,552

Long-term debt                                                  236,124      231,073       77,175
Postretirement benefit obligation                                15,499       15,496       18,236
Other liabilities                                                36,477       25,310       34,150
Deferred income taxes                                            44,534       45,084       55,356
Shareholders' equity                                          1,251,357    1,235,022    1,195,911
                                                             ----------   ----------   ----------
                                                             $2,138,451   $2,005,832   $1,844,380
                                                             ==========   ==========   ==========

                 See notes to consolidated financial statements
                                     Page 3

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)


                                                           (Unaudited)
                                                         Six Months Ended
                                                           August 31,
                                                   ------------------------
                                                      1996          1995
                                                   ----------    ----------
OPERATING ACTIVITIES:
    Net income                                      $  39,201    $  52,329
    Adjustments to reconcile to net cash
    provided (used) by operating activities:

       Depreciation                                    31,862       40,394
       Deferred and refundable income taxes            17,235        8,532
       Change in operating assets and liabilities    (193,842)    (200,485)
       Other - net                                      4,380        5,572
                                                    ---------    ---------
       Cash Used by Operating Activities             (101,164)     (93,658)


INVESTING ACTIVITIES:
    Property, plant & equipment additions             (39,272)     (29,321)
    Other  - net                                       (5,942)      (6,271)
                                                    ---------    ---------
       Cash Used by Investing Activities              (45,214)     (35,592)


FINANCING ACTIVITIES:
    Increase in long-term debt                          8,550        2,711
    Reduction of long-term debt                        (9,115)         (79)
    Increase in short-term debt                       166,832       91,288
    Sale of stock under benefit plans                   1,706        8,120
    Purchase of treasury shares                          (513)      (2,340)
    Dividends to shareholders                         (24,647)     (22,281)
                                                    ---------    ---------
       Cash Provided by Financing Activities          142,813       77,419
                                                    ---------    ---------
DECREASE IN CASH AND EQUIVALENTS                       (3,565)     (51,831)


       Cash and Equivalents at Beginning of Year       30,130       87,151
                                                    ---------    ---------
       Cash and Equivalents at End of Period        $  26,565    $  35,320
                                                    =========    =========


                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of dollars)

Six Months Ended August 31, 1996 and 1995

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

Note C - Deferred Costs

The major components of Prepaid Expenses and Other and Other Assets are deferred costs relating to agreements with certain customers. Total commitments under the agreements are capitalized as deferred costs and future payment commitments, if any, are recorded as liabilities when the agreements are consummated. Deferred costs are charged to operations on a straight-line basis over the effective period of each agreement, generally three to six years. Deferred costs estimated to be charged to operations during the next twelve months are classified with Prepaid Expenses and Other. Deferred costs included in the Prepaid Expenses and Other classification are $137,686, $121,937, and $118,795 at August 31, 1996,
February 29, 1996 and August 31, 1995, respectively. Deferred costs included in the Other Assets classification at the same dates are $439,961, $410,110 and $308,498, respectively.

The Other Liabilities and Other Current Liabilities classifications consist of the future payment commitments relating to these agreements.

Note D - Stock Options

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

The Corporation intends to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" when required for the fiscal year ending February 28, 1997.

Part I., Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

Results of Operations
---------------------

Net sales of $466.5 million for the second quarter and $904.7 million for the six months ended August 31, 1996 were up 8.2% and 4.0%, respectively, over the same periods in the prior year. These increases were due primarily to increased sales of everyday cards and accessories during the second quarter.

Unit sales of greeting cards increased 4% over the same period in the prior year for the quarter, but decreased 2% from the prior year for the six month period. The unit sales decrease for the six months is due to a shift in the timing of seasonal shipments out of the first six months of the fiscal year as a result of efforts to work with retailers to reduce lead times in inventories.

Material, labor and other production costs were 40.4% of net sales for the quarter, compared to 39.9% for the second quarter last year and 37.9% for the six months, up from 36.3% in the same period last year. The increases were due primarily to higher product costs associated with subsidiaries acquired since last year.

Selling, distribution and marketing expenses were 42.0% of net sales for the quarter, up from 41.5% in the same period in the prior year. For the six month period, selling, distribution and marketing expenses were 41.8% of net sales, up slightly from 41.5% in the prior year. These increases were due primarily to higher amortization of deferred costs related to agreements with certain customers.

Administrative and general expenses were $59.9 million for the quarter, up from $54.0 million for the same period in the prior year. For the six months, administrative and general expenses were $114.3 million, up from $107.8 million in the prior year. These increases are due to the addition of the subsidiaries acquired since last year.

Interest expense increased over the prior year by $2.3 million for the quarter and $5.0 million for the six month period due primarily to higher debt levels incurred to finance the John Sands acquisition.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for August 31, 1995 has been included.

Operations for the first six months required $7.5 million more in cash than the same period last year. This increased use is due to the decrease in net income, and an increase in net deferred costs related to agreements with customers offset by slower growth of both accounts receivable and inventories.

Accounts receivable increased $37.3 million from February 29, 1996, compared to a $42.2 million increase in the same period in the prior year. Net accounts receivable were 19.1% of the prior twelve months' sales at both August 31, 1996 and 1995, as the increased sales levels were offset by improved collections.

Inventory growth required $43.8 million less cash for the six months compared to the prior year, reflecting the Corporation's continued efforts to manage growth in this area. Inventories as a percent of the prior twelve months' material, labor and other production costs improved to 49.4% at August 31, 1996 from 54.3% for the prior year.

Investing activities used $9.6 million more cash for the six months than in the same period in the prior year, due primarily to property, plant and equipment additions. Financing activities provided $65.4 million more cash during the first six months of this year than last year, due to higher borrowing levels to support operating requirements, including payments made under competitive agreements.

Debt as a percentage of debt plus equity was 29.3% at August 31, 1996, an increase from 19.7% in the prior year, reflecting the debt incurred to finance the acquisition of the John Sands Group during the fourth quarter of fiscal 1996. On a per share basis, shareholders' equity increased from $16.03 at August 31, 1995 to $16.74 at August 31, 1996.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 29, 1996, the end of its preceding fiscal year, to August 31, 1996, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31, 1995, the end of the corresponding fiscal quarter last year, to August 31, 1996, except the changes discussed above and aside from normal seasonal fluctuations.

Prospective Information
-----------------------

Management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation, other than those set forth herein.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item  4.  Submission of Matters to a Vote of Security Holders
          ----------------------------------------------------

      (a) The Annual Meeting of Shareholders of the Corporation was held on June 28, 1996.

      (c)-1 The following individuals were elected to Class I of the Corporation's Board of Directors: Herbert H. Jacobs,
             Jeanette Sarkisian Wagner and Morry Weiss. The vote was as follows for the above-listed nominees:


              Nominee                     Votes For       Votes Withheld
              -------                     ---------       --------------
              Herbert H. Jacobs             97,735,347       2,413,035
              Jeanette Sarkisian Wagner     98,900,791       1,247,591
              Morry Weiss                   98,558,377       1,590,005


      (c)-2 A proposal to approve the 1996 Employee Stock Option Plan was approved by the shareholders. The vote was as follows:

             Affirmative             96,723,596
             Negative                 3,052,617
             Abstain                    372,169

Item  5.  Other Information
          -----------------

          On August 26, 1996, the Corporation announced that it had signed a non-binding letter of intent to purchase the Foster Grant Group from BEC Group, Inc. On September 24, 1996, the Corporation announced that it had terminated discussions to acquire the Foster Grant Group.

Item  6.  Exhibits and Reports on Form 8-K
          ---------------------------------

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

                                   AMERICAN GREETINGS CORPORATION

                                   By:  /s/ Patricia L. Ripple
                                        -------------------------------
                                        Patricia L. Ripple
                                        Controller
                                        Chief Accounting Officer

 October 15, 1996