Form 10-Q
period 1996-11-30
AMERICAN GREETINGS CORP
filed 1997-01-14
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      X     EXCHANGE ACT OF 1934
-----------

For the quarterly period ended           November 30, 1996
                              -------------------------------------------------

                                       OR
                                       --

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----------

For the transition period from                        to
                              ------------------------  -----------------------

                     Commission file number        0-502
                                                 ----------

                         AMERICAN GREETINGS CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                       34-0065325
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

One American Road, Cleveland, Ohio                           44144
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                              (216)  252-7300
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

Yes    X      No
   --------     --------

As of November 30, 1996, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                            Class A Common 70,466,101
                            Class B Common 4,433,782

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------
PART I - FINANCIAL INFORMATION
------------------------------
         Item 1.  Financial Statements ........................................1

         Item 2.  Management's Discussion and Analysis ........................6

PART II - OTHER INFORMATION
---------------------------

         Item 6.  Exhibits and Reports on Form 8-K ............................8


SIGNATURES ....................................................................8
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                              (Unaudited)
                                                           Nine Months Ended
                                                              November 30,
                                                      --------------------------
                                                         1996           1995
                                                      -----------    -----------
Net sales                                             $ 1,552,471    $ 1,457,282
Other income                                                7,754          5,192
                                                      -----------    -----------
    Total revenue                                       1,560,225      1,462,474

Costs and expenses:
    Material, labor and other production costs            593,081        562,815
    Selling, distribution and marketing                   595,005        560,254
    Administrative and general                            175,392        163,888
    Asset impairment loss                                    --           52,061
    Interest                                               23,539         17,358
                                                      -----------    -----------
       Total costs and expenses                         1,387,017      1,356,376
                                                      -----------    -----------
Income before income taxes                                173,208        106,098
Income taxes                                               59,410         36,285
                                                      -----------    -----------
       Net income                                     $   113,798    $    69,813
                                                      ===========    ===========
Net income per share                                  $      1.52    $      0.94
                                                      ===========    ===========
Dividends per share                                   $      0.50    $      0.46
                                                      ===========    ===========
Average number of common shares outstanding            74,780,755     74,488,463


                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                          (Unaudited)
                                                      Three Months Ended
                                                         November 30,
                                                 -------------------------
                                                     1996          1995
                                                 -----------   -----------
Net sales                                        $   647,723   $   587,602
Other income                                           3,351         1,087
                                                 -----------   -----------
    Total revenue                                    651,074       588,689

Costs and expenses:
    Material, labor and other production costs       250,155       247,170
    Selling, distribution and marketing              217,256       199,436
    Administrative and general                        61,128        56,094
    Asset impairment loss                               --          52,061
    Interest                                           8,275         7,116
                                                 -----------   -----------
       Total costs and expenses                      536,814       561,877
                                                 -----------   -----------
Income before income taxes                           114,260        26,812
Income taxes                                          39,663         9,328
                                                 -----------   -----------
       Net income                                $    74,597   $    17,484
                                                 ===========   ===========
Net income per share                             $      1.00   $      0.24
                                                 ===========   ===========
Dividends per share                              $      0.17   $      0.16
                                                 ===========   ===========
Average number of common shares outstanding       74,836,808    74,616,823


                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                         (Unaudited)                             (Unaudited)
                                                        Nov. 30, 1996       Feb. 29, 1996       Nov. 30, 1995
                                                        -------------       -------------       -------------
ASSETS
Current assets
   Cash and equivalents                                   $   35,830          $   30,130          $   52,183
   Trade accounts receivable, less allowances
     of $137,355, $157,626 and $130,168, respec-
     tively (principally for sales returns)                  621,942             353,671             582,129
   Inventories:
     Raw material                                             49,730              57,415              52,540
     Work in process                                          43,422              49,741              39,781
     Finished products                                       292,950             274,713             280,134
                                                          ----------          ----------          ----------
                                                             386,102             381,869             372,455
     Less LIFO reserve                                        93,844              92,020              89,481
                                                          ----------          ----------          ----------
                                                             292,258             289,849             282,974
     Display material and factory supplies                    46,042              45,225              39,464
                                                          ----------          ----------          ----------
              Total inventories                              338,300             335,074             322,438
   Deferred and refundable income taxes                      104,103             102,889              73,478
   Prepaid expenses and other                                176,284             148,429             153,000
                                                          ----------          ----------          ----------
              Total current assets                         1,276,459             970,193           1,183,228

Other assets                                                 601,475             595,369             454,532

Property, plant and equipment                                888,556             851,143             794,004
   Less accumulated depreciation                             447,531             410,873             399,640
                                                          ----------          ----------          ----------
     Property, plant and equipment - net                     441,025             440,270             394,364
                                                          ----------          ----------          ----------
                                                          $2,318,959          $2,005,832          $2,032,124
                                                          ==========          ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                               $  340,677          $  119,174          $  360,057
   Accounts payable                                          129,615             144,242             114,724
   Payroll and payroll taxes                                  58,895              57,562              54,479
   Retirement plans                                           17,107              17,151              11,165
   Dividends payable                                          12,756              11,975              11,969
   Income taxes                                               32,790              21,210              17,928
   Other current liabilities                                  60,095              82,533              79,515
                                                          ----------          ----------          ----------
              Total current liabilities                      651,935             453,847             649,837

Long-term debt                                               255,250             231,073              89,886
Postretirement benefit obligation                             15,254              15,496              18,305
Other liabilities                                             33,006              25,310              34,150
Deferred income taxes                                         43,984              45,084              39,808
Shareholders' equity                                       1,319,530           1,235,022           1,200,138
                                                          ----------          ----------          ----------
                                                          $2,318,959          $2,005,832          $2,032,124
                                                          ==========          ==========          ==========


               See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                                      (Unaudited)
                                                                   Nine Months Ended
                                                                       November 30,
                                                             -----------------------------
                                                                1996                1995
                                                             ---------           ---------
OPERATING ACTIVITIES:
     Net income                                              $ 113,798           $  69,813
     Adjustments to reconcile to net cash
     provided (used) by operating activities:
         Asset impairment loss                                    --                52,061
         Depreciation                                           47,936              58,876
         Deferred and refundable income taxes                   (2,346)            (24,127)
         Change in operating assets and liabilities           (306,358)           (361,261)
         Other - net                                             6,499               8,897
                                                             ---------           ---------
         Cash Used by Operating Activities                    (140,471)           (195,741)

INVESTING ACTIVITIES:
     Property, plant & equipment additions                     (50,291)            (48,851)
     Other - net                                                (3,911)            (13,355)
                                                             ---------           ---------
         Cash Used by Investing Activities                     (54,202)            (62,206)

FINANCING ACTIVITIES:
     Increase in long-term debt                                 12,778              14,917
     Reduction of long-term debt                                (2,987)               (134)
     Increase in short-term debt                               224,252             235,780
     Sale of stock under benefit plans                           4,360               9,541
     Purchase of treasury shares                                  (625)             (2,885)
     Dividends to shareholders                                 (37,405)            (34,240)
                                                             ---------           ---------
         Cash Provided by Financing Activities                 200,373             222,979
                                                             ---------           ---------
INCREASE(DECREASE) IN CASH AND EQUIVALENTS                       5,700             (34,968)

         Cash and Equivalents at Beginning of Year              30,130              87,151
                                                             ---------           ---------
         Cash and Equivalents at End of Period               $  35,830           $  52,183
                                                             =========           =========


                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of dollars)

Nine Months Ended November 30, 1996 and 1995

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

Note C - Deferred Costs

The major components of Prepaid Expenses and Other and Other Assets are deferred costs relating to agreements with certain customers. Total commitments under the agreements are capitalized as deferred costs and future payment commitments, if any, are recorded as liabilities when the agreements are consummated. Deferred costs are charged to operations on a straight-line basis over the effective period of each agreement, generally three to six years. Deferred costs estimated to be charged to operations during the next twelve months are classified with Prepaid Expenses and Other. Deferred costs included in the Prepaid Expenses and Other classification are $145,791, $121,937, and $128,013 at November 30, 1996, February 29, 1996 and November 30, 1995, respectively. Deferred costs included in the Other Assets classification at the same dates are $410,175, $410,110 and $347,079, respectively.

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

Note E - Asset Impairment Loss

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

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

Results of Operations
---------------------

Net sales of $647.7 million for the third quarter and $1,552.5 million for the nine months were up 10.2% and 6.5%, respectively, over the same periods in the prior year. The increase for the quarter reflects a shift in the timing of seasonal shipments out of the first six months of the fiscal year as a result of efforts to work with retailers to reduce lead times in inventories. The increase for the nine months was due primarily to increased sales of everyday and seasonal cards and accessories. Unit sales of greeting cards increased 5% over the same period in the prior year for the quarter and 1% for the nine months.

Material, labor and other production costs were 38.6% of net sales for the quarter, down from 42.1% in the same period last year. For the nine months, material, labor and other production costs were 38.2% of net sales, down slightly from 38.6% in the prior year. These improvements were due to a shift in the sales mix toward greeting cards, particularly during the third quarter, which have higher margins than non-card product.

Selling, distribution and marketing expenses were 33.5% of net sales for the quarter, down from 33.9% in the same period in the prior year. For the nine month period, selling, distribution and marketing costs were 38.3% of net sales compared to 38.4% in the prior year. These decreases reflect reductions in the CreataCard national advertising program from the prior year.

Administrative and general expenses were $61.1 million for the quarter, up from $56.1 million for the same period in the prior year. For the nine months, administrative and general expenses were $175.4 million, up from $163.9 million in the prior year. The increase for the quarter was due to higher profit sharing plan expense, while the increase for the nine months was due to the addition of the subsidiaries acquired since last year.

Interest expense increased over the prior year by $1.2 million for the quarter and $6.2 million for the nine month period due primarily to higher debt levels incurred to finance the John Sands acquisition.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for November 30, 1995 has been included.

Operations for the first nine months required $55.3 million less in cash than the same period last year. This improvement was due to the increase in net income and a reduction in inventories.

Accounts receivable increased $267.2 million from February 29, 1996, compared to a $259.1 million increase in the same period in the prior year, reflecting the growth in sales. Net accounts receivable were 29.6% of the prior twelve months' sales at November 30, 1996, compared to 29.7% at November 30, 1995.

Inventories decreased by $1.1 million from February 29, 1996, compared to an increase of $41.8 million during the same period in the prior year. This improvement reflects the Corporation's continued efforts to manage inventories.

Investing activities used $8.0 million less cash for the nine months than in the same period in the prior year. Last year included investments in expanded product offerings. Financing activities provided $22.6 million less cash during the nine months than in the same period in the prior year, due to lower borrowing requirements during the period compared to prior year.

Debt as a percentage of debt plus equity was 31.1% at November 30, 1996, an increase from 27.3% in the prior year, reflecting the debt incurred to finance the acquisition of the John Sands Group during the fourth quarter of fiscal 1996. On a per share basis, shareholders' equity increased from $16.08 at November 30, 1995 to $17.62 at November 30, 1996.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 29, 1996, the end of its preceding fiscal year, to November 30, 1996, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30, 1995, the end of the corresponding fiscal quarter last year, to November 30, 1996, except the changes discussed above and aside from normal seasonal fluctuations.

Prospective Information
-----------------------

Although management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation, the Corporation's future results could be negatively impacted by such factors as retail bankruptcies, a weak retail environment and competitive terms of sale offered to customers to expand and maintain business. Please see the Corporation's Form 10-K for the year ended February 29, 1996 for other risks and uncertainties that may affect future results.

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

                                         AMERICAN GREETINGS CORPORATION

                                         By:   /s/ Patricia L. Ripple
                                               -----------------------------
                                               Patricia L. Ripple
                                               Controller
                                               Chief Accounting Officer

January 14, 1997