Form 10-K
period 1997-02-28
AMERICAN GREETINGS CORP
filed 1997-05-27
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                                              Commission File
Ended February 28, 1997                                          Number 0-1502
      -----------------                                                 ------


                         AMERICAN GREETINGS CORPORATION
                         ------------------------------
               (Exact name of registrant as specified in Charter)

         OHIO                                                  34-0065325
------------------------                                   -------------------
(State of incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

  One American Road , Cleveland, Ohio                            44144
----------------------------------------                   --------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's telephone number,including area code (216) 252-7300
                                                   -------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 2, 1997 - $2,318,348,384

                 Number of shares outstanding as of May 2, 1997:

                           CLASS A COMMON - 70,816,480
                           CLASS B COMMON - 4,391,989

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement filed with the Securities and Exchange Commission on May 14 , 1997 with respect to the 1997 Annual Meeting of Shareholders called for June 27, 1997, are incorporated by reference into Part III.

                                     PART I
Item 1.  Business

                  American Greetings Corporation and its subsidiaries operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, paper party goods, candles and giftware are manufactured and /or sold in the United States by American Greetings Corporation, Plus Mark, Inc., Carlton Cards Retail, Inc., and Quality Greeting Card Distributing Company; in Canada by Carlton Cards Limited; in the United Kingdom by Carlton Cards Limited and Carlton Cards Ltd. (Ireland); in France by Carlton Cards (France) SNC; in Mexico by Carlton Mexico, S.A. de C.V. ; in Australia by John Sands (Australia) Ltd.; in New Zealand by John Sands (N.Z.) Ltd.; and in South Africa by S.A. Greetings Corporation (PTY) Ltd. (80% owned). Personalized greeting cards are sold through CreataCard machines by CreataCard, Inc. in the United States, by CreataCard Canada, Inc. in Canada and by CreataCard (UK) Ltd. in the United Kingdom. Electronic marketing efforts are provided by CreataCard Interactive, Inc., which distributes a CD-ROM product, CreataCard Plus, for personal computers and also operates a site on the World Wide Web, www.americangreetings.com. Wilhold, Inc. produces and sells hair accessory items, Acme Frame Products, Inc. produces and sells picture frames, Magnivision, Inc. produces and sells non-prescription reading glasses and eyeware accessories, and Learning Horizons distributes supplemental educational products. Design licensing and character licensing are done by AGC, Inc. and Those Characters From Cleveland, Inc., respectively. AG Industries, Inc. manufactures custom display fixtures for the Corporation's products and products of others. (Although other subsidiaries of American Greetings Corporation exist, they are either inactive, of minor importance or of a holding company nature.)

                  Many of the Corporation's products are manufactured at common production facilities and marketed by a common sales force. Marketing and manufacturing functions in the United States and Canada are combined; dual priced cards are produced and distributed in both countries. Information concerning sales by major product classifications is included in Part II, Item
7. Additionally, information by geographic area is included in Note L to the Consolidated Financial Statements included in Part II, Item 8.

                  The Corporation's products are primarily sold in about 100,000 retail outlets in more than 75 nations around the world. The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 500 companies in this industry. The Corporation's principal competitors, however, are Hallmark Cards, Incorporated and Gibson Greetings, Inc. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second largest company in the industry and the largest publicly owned company in the industry.

                  The greeting card and gift wrap industry is generally mature. Total unit sales of greeting cards increased 2% in 1997 after remaining flat from 1995 to 1996.

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

                  At February 28, 1997, the Corporation employed approximately 15,800 full-time employees and approximately 20,500 part-time employees which, when jointly considered, equate to approximately 20,700 full-time employees. Approximately 3,300 of the Corporation's hourly plant employees are unionized, of which approximately 2,400 are covered by the following collective bargaining agreements:


          Union                                 Plant Location                   Contract Expiration Date
          -----                                 --------------                   ------------------------
International Brotherhood                      Bardstown, Kentucky                       4/15/98
of Teamsters                                   Corbin, Kentucky                          12/01/97

Unite (Union of Needletrader,                  Knoxville, Tennessee                      10/20/98
Industrial and Textile                         (Plus Mark)
Employees)

Communication, Energy                          Toronto, Ontario                          1/31/98
and Paperworkers                               Canada (Carlton Cards Limited)

Other locations with unions are Cleveland, Ohio, the United Kingdom, Mexico, Australia, New Zealand, and South Africa.

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

                  In fiscal 1997, the Corporation's major channel of distribution continues to be mass retail (which is comprised of mass merchandisers, chain drug stores and supermarkets), where it is the social expression industry leader. Other major channels of distribution include card and gift shops, combo stores (stores combining food, general merchandise and drug items), military post exchanges, variety stores, and department stores.

                  Sales to the Corporation's five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 29.4% of net sales. Sales to retail customers are made through 22 sales offices in the United States, Canada, United Kingdom, Australia, New Zealand, France, Mexico and South Africa.

                  The Corporation has agreements with various customers for the supply of greeting cards and related products. Contracts are separately negotiated to meet competitive situations; therefore, while some aspects of the agreements may be the same or similar, important contractual terms often vary from contract to contract. No one contract is significant to the Corporation's financial position. Under the agreements, customers typically receive allowances, discounts and/or advances in consideration for the Corporation being allowed to supply customers' stores for a stated term. Some of these competitive agreements have been negotiated with customers covering a period following that covered by current agreements and requiring the Corporation to make advances prior to the start of such future period. The Corporation views the use of such agreements as advantageous in developing and maintaining business with retail customers. Although risk is inherent in the granting of advances, payments and credits, the Corporation subjects such customers to its normal credit review. Losses attributable to these agreements have historically not been material. Advances, payments and credits made under these agreements are accounted for as deferred costs. The current and long-term portions of such deferred costs, including future payment commitments, are disclosed in Note D to the Consolidated Financial Statements included in Part II, Item 8. Note D also discusses the amortization policy. The Corporation believes that these agreements represent a common practice within the industry. Since Hallmark Cards, one of the Corporation's two principal competitors, is a non-public company, public disclosure of its practices has been limited. Gibson Greetings, the Corporation's other principal competitor and a public company, has made comparable disclosures with respect to such agreements.

Item 2.  Properties

                  As of February 28, 1997, the Corporation owns or leases approximately 15.9 million square feet of plant, warehouse, store and office space, of which approximately 5.9 million square feet are leased. Space needs in the United States have been met primarily through long-term leases of properties constructed and financed by community development corporations and municipalities.

                  The following table summarizes the principal plants and materially important physical properties of the Corporation:

                                                                  Expiration
                                Approximate Square                  Date of
                                   Feet Occupied                   Material           Principal
Location                     Owned              Leased              Leases            Activity
-----------------        -------------      --------------      --------------       ---------
Bardstown,                     413,500                                               Cutting, folding, finishing,
Kentucky                                                                             and packaging of greeting
                                                                                     cards

Cleveland,                   1,100,000                                               International headquarters;
Ohio                                                                                 general offices of U.S. Greeting
                                                                                     Card Division, Plus Mark, Inc., AG
                                                                                     Industries, Inc., Wilhold, Inc.,
                                                                                     Carlton Cards Retail, Inc.,
                                                                                     CreataCard Inc., CreataCard
                                                                                     Interactive, Inc., Acme Frame
                                                                                     Products, Inc., and Learning
                                                                                     Horizons, Inc.; creation and
                                                                                     design of greeting cards and
                                                                                     related products

Corbin,                      1,010,000                                               Printing of greeting cards,
Kentucky                                                                             gift wrapping and paper party
                                                                                     goods and manufacture
                                                                                     other related products

Danville,                                        1,374,000           2001            Distribution of everyday greeting
Kentucky                                                                             and related products

Forest City,                   498,000             277,500           1999            Manufacture of the Corporation's
North Carolina                                                                       display fixtures and other custom
                                                                                     display fixtures by AG Industries, Inc.

Greeneville,                 1,410,000                                               Printing and packaging of
Tennessee                                                                            seasonal wrapping items and
(2 locations)                                                                        order filling and shipping for Plus
                                                                                     Mark, Inc.


                                                                  Expiration
                               Approximate Square                   Date of
                                   Feet Occupied                   Material           Principal
Location                     Owned              Leased              Leases            Activity
-----------------        -------------      --------------      --------------       ---------

Harrisburg,                                        417,000           2007            Manufacture and distribution
Arkansas                                                                             of picture frames for Acme
                                                                                     Frame Products Inc.

Lafayette,                     194,000                                               Manufacture of envelopes
Tennessee                                                                            for greeting cards and
                                                                                     packaging of cards

McCrory,                                           771,000           2005            Order filling and shipping of
Arkansas                                                                             everyday and seasonal
                                                                                     products

Osceola,                     2,800,800                                               Cutting, folding, finishing and
Arkansas                                                                             packaging of seasonal
                                                                                     greeting cards and ware-
                                                                                     housing;  distribution of
                                                                                     seasonal products

Ft. Lauderdale /                                   108,000           1999            Manufacture, order filling and
Miami,                                                                and            shipping of non-prescription
Florida                                                              2000            reading glasses for
(2 locations)                                                                        Magnivision, Inc.

Philadelphia,                                      120,000           2017            Hand finishing of greeting
Mississippi                                                                          cards

Ripley,                        165,000                                               Seasonal card printing and
Tennessee                                                                            forms

Shelbyville,                                       250,000           2002            Warehousing for Carlton
Kentucky                                                                             Cards Retail, Inc.

Sunbury,                       145,000              58,000           1998            Manufacture, order filling and
Pennsylvania                                                                         shipping of hair accessory
(2 locations)                                                                        products for Wilhold, Inc.

Auckland,                       80,000                                               General offices of John Sands
New Zealand                                                                          (New Zealand) Ltd.;  manu-
                                                                                     facture of greeting cards and
                                                                                     related products

Clayton,                       208,000                                               General offices of John Sands
Australia                                                                            (Australia) Ltd.;  manufacture
                                                                                     of greeting cards and related
                                                                                     products


                                                                  Expiration
                               Approximate Square                   Date of
                                   Feet Occupied                   Material           Principal
Location                     Owned              Leased              Leases            Activity
-----------------        -------------      --------------      --------------       ---------

Corby,                          85,000                                               Distribution of greeting
England                                                                              cards and related products for
                                                                                     Carlton Cards Limited

Dewsbury,                      361,000              87,000           2002,           General offices of Carlton
England                                                              2008,           Cards Limited and manufacture
(5 locations)                                                        and             of greeting cards and related
                                                                     2015            products

Mexico City,                   166,000                                               General offices of Carlton
Mexico                                                                               Mexico, S.A. de C.V. and
                                                                                     manufacture of greeting cards
                                                                                     and related products

Paris,                                              70,000           2000            Distribution of greeting cards
France                                                                               and related products for
                                                                                     Carlton Cards (France) SNC

Roodepoort,                                        105,000           2001            General offices of  S.A.
South Africa                                                                         Greetings Corporation;
                                                                                     manufacture and distribution
                                                                                     of greeting cards and related
                                                                                     products

Toronto,                     1,084,500                                               General offices of Carlton
Ontario,                                                                             Cards Limited;  manu-
Canada                                                                               facture of greeting cards and
(2 locations)                                                                        related products


Item 3.  Legal Proceedings

            1) J. E. and Z.B. Butler Foundation, Inc. v. American Greetings Corp., Morry Weiss, Edward Fruchtenbaum, John M. Klipfell, Irving I. Stone and Dale A. Cable, Case No. 1:95CV 2411, United States District Court, Northern District of Ohio

                On November 14, 1995, the above class lawsuit was filed against the Corporation and certain of its officers, alleging violations of (i) Section 10 (b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder and (ii)
                Section 20 (a) of the Act. The Complaint is based on the alleged failure to disclose, as well as misleading disclosure, of material information regarding the Corporation's CreataCard unit prior to the Corporation's November 10, 1995 announcement that it had elected to write down certain of CreataCard's assets pursuant to Statement of Financial Accounting Standards No. 121.

                The Complaint also alleges that certain of the Corporation's officers improperly benefited from this activity.

                The Complaint in this action seeks unspecified compensatory and punitive damages (as well as attorney fees) on behalf of all purchasers of the Corporation's publicly traded shares who were allegedly injured during the period of the alleged wrongdoing, March 30-November 10, 1995.

                The Corporation and the individual defendants deny liability, but in order to avoid the cost and risks of protracted litigation, they have reached an agreement in principle to settle all disputes with the named plantiff and proposed class. The parties plan to file a Stipulation of Settlement on or before May 30, 1997. The settlement contemplates that the Corporation and the individual defendants will pay the settlement amount (an amount that will not have a material effect on the Corporation's consolidated financial position) into a fund to be distributed to class members after payment of plantiff's expenses and attorney fees. All of the terms of the settlement are subject to court approval. A portion of the settlement payment is covered by insurance proceeds.

            2) As of May 2, 1997, the Corporation is a party to six legal proceedings relating to state and federal environmental laws. One or more governmental authorities is a party to each proceeding. The proceedings allege, among other things, that hazardous waste material generated by the Corporation was improperly disposed of by others. In all of these cases the Corporation has entered into consent decrees under which the Corporation has agreed to pay a pro rata share of clean-up costs. In addition, in April 1997, the Corporation was notified by the Kentucky Department of Environmental Protection of an alleged escape of certain chemicals from an underground storage tank at its Corbin, Kentucky plant. The Corporation is conducting a site investigation. Costs of remediation in each of the proceedings cannot be estimated at this time; however, in the opinion of management, based on the amounts involved in each proceeding and in the aggregate, such liabilities will not have a material effect on the Corporation's consolidated financial position.

            3) BEC Group, Inc. v. American Greetings Corporation, Magnivision, Inc., and Erwin Weiss in the District Court of Dallas County Texas, 160th Judicial District, Case Number 97-00761-H

                On January 27, 1997, BEC Group filed suit alleging breach of confidentiality agreement, unfair competition, and other tort claims following the termination of the purchase negotiations in September 1996. The Corporation was contemplating purchase of the Foster Grant business from BEC Group. The complaint seeks in excess of $18 million in damages. The Corporation, Magnivision, and Mr. Weiss deny liability, and Mr. Weiss has moved to dismiss for lack of jurisdiction.

            4) Thorntons Plc. v. Carlton Cards Limited, in the High Court of Justice, Queen's Bench Division, Birmingham District Registry, 1997 No. ML40017A

                In December 1995, Thornton Plc. filed suit in the United Kingdom claiming breach of contract arising out of the discontinuance of 29 franchise agreements after the sale of Carlton Cards Limited's retail stores to Clinton Cards in September 1995. Plaintiff claims damages of at least (pound)2.2 million. Carlton Cards Limited denies liability. Trial is scheduled for September 30, 1997.


Item 4.  Submission of Matters to Vote of Security Holders

                None

Executive Officers of the Registrant
------------------------------------

                The following is a list of the Corporation's executive officers, their ages as of May 2, 1997, their positions and offices, and number of years in executive office:

                                                    Years as
Name                                   Age      Executive Officer          Current Position and Office
----                                   ---      -----------------          ---------------------------
Irving I. Stone                         88                47               Founder-Chairman and
                                                                           Chairman of the Executive
                                                                           Committee
Morry Weiss                             57                25               Chairman and
                                                                           Chief Executive Officer
Edward Fruchtenbaum                     49                11               President and
                                                                           Chief Operating Officer
Mary Ann Corrigan-Davis                 43               ---               Senior Vice President
Jon Groetzinger, Jr.                    48                 9               Senior Vice President,
                                                                           General Counsel and
                                                                           Secretary
John M. Klipfell                        47                14               Senior Vice President
Harvey Levin                            64                16               Senior Vice President
William R. Mason                        52                15               Senior Vice President
William S. Meyer                        50                 9               Senior Vice President,
                                                                           Chief Financial Officer
Patricia A. Papesh                      49                 2               Senior Vice President
James R. Van Arsdale                    58                14               Senior Vice President
Erwin Weiss                             48                 7               Senior Vice President
Dale A. Cable                           49                 5               Vice President, Treasurer
Patricia L. Ripple                      41                 1               Vice President,
                                                                           Corporate Controller


                Mr. Irving I. Stone is the father-in-law of Morry Weiss. Morry Weiss and Erwin Weiss are brothers. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time.

                All of the executive officers listed above have served in the capacity shown or similar capacities with the Corporation (or major subsidiary) over the past five years, with the following exceptions.

                Mary Ann Corrigan-Davis was Vice President, Product Management of the Corporation's U.S. Greeting Card Division from November 1988 until December 1992; President of Carlton Cards Retail, Inc. from December 1992 until January 1996; and Group Managing Director of the John Sands Group from January 1996 until becoming Senior Vice President in May 1997.

                Patricia A. Papesh was Vice President, Marketing Services of the Corporation's U.S. Greeting Card Division from June 1991 until December 1992; and Vice President, Creative of the U.S. Greeting Card Division from December 1992 until becoming Senior Vice President in April 1995.

                Patricia L. Ripple was Director, Tax and Financial Reporting of the Corporation from November 1991 until April 1993; and Executive Director, Tax and Financial Reporting of the Corporation from April 1993 until becoming Vice President and Corporate Controller in September 1996.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

(a) Market Information
----------------------

The high and low stock prices for the Corporation's Class A Common Shares, as reported in the NASDAQ National Market Listing, for the years ended February 28, 1997 and February 29, 1996 are as follows:


                           1997                   1996
                    ------------------    -------------------

                    High         Low       High         Low
                    ----         ---       ----         ---
1st Quarter .....  $30-1/2     $25-7/8    $31-1/8     $26-3/4
2nd Quarter .....   27-3/8      23-1/2     32-1/2      27-7/8
3rd Quarter .....   30-1/4      25-1/8     32-5/8      25-1/2
4th Quarter .....   31-3/8      25         28-3/8      25-3/4

                The Corporation's Class A Common Shares, $1.00 par value per share, are traded on the NASDAQ National Market under the trading symbol: AGREA. National City Bank, Cleveland, Ohio, is the Corporation's registrar and transfer agent. There is no public market for the Class B Common Shares of the Corporation. Pursuant to the Corporation's Amended Articles of Incorporation, a holder of Class B Common Shares may not transfer such Class B Common Shares (except to permitted transferees, a group that generally includes members of the holder's extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation's Class A Common Shares. If the Corporation does not purchase such Class B Common Shares, the holder must convert such shares, on a share for share basis, into Class A Common Shares prior to any transfer.


(b) Shareholders
----------------

                At May 2, 1997, there were approximately 26,750 holders of Class A Common Shares and 250 holders of Class B Common Shares of record and individual participants in security position listings.


(c) Cash Dividends
------------------

Dividends Per Share                                                             1997           1996
                                                                             ---------       --------
     1st Quarter               (paid June 10, 1996 and June 9, 1995)         $     .16       $    .14
     2nd Quarter               (paid September 10, 1996 and
                                 September 8, 1995)                                .17            .16
     3rd Quarter               (paid December 10, 1996 and
                                 December 8, 1995)                                 .17            .16
     4th Quarter               (paid March 10, 1997 and March 8, 1996)             .17            .16
                                                                             ---------       --------
                                                                             $     .67       $    .62
                                                                             =========       ========

Item 6.  Selected Financial Data


Years ended February 28 or 29
Thousands of dollars except per share amounts*

SUMMARY OF OPERATIONS
                                                               1997           1996          1995           1994           1993
                                                          -----------    -----------    -----------    -----------    -----------
Net sales .............................................   $ 2,161,089    $ 2,003,038    $ 1,868,927    $ 1,769,964    $ 1,671,692
Gross profit ..........................................     1,355,965      1,241,032      1,192,842      1,097,944      1,010,509
Asset impairment loss .................................            --         52,061             --             --             --
Interest expense ......................................        30,749         24,290         16,871         16,897         26,924
Income before cumulative effect of accounting changes .       167,095        115,135        148,792        130,884        112,288
Cumulative effect of accounting changes, net of tax ...            --             --             --         17,182             --
Net income ............................................       167,095        115,135        148,792        113,702        112,288
Income per share:
    Before cumulative effect of accounting changes ....          2.23           1.54           2.00           1.77           1.55
    Cumulative effect of accounting changes, net of tax            --             --             --            .23             --
    Net income ........................................          2.23           1.54           2.00           1.54           1.55
Cash dividends per share ..............................           .67            .62            .55            .48            .42
Fiscal year end market price per share ................         31.00          27.38          29.38          27.88          24.00
Average number of shares outstanding ..................    74,818,960     74,528,809     74,305,346     73,809,132     72,440,114

FINANCIAL POSITION
Accounts receivable ...................................   $   375,324    $   353,671    $   324,329    $   322,675    $   276,932
Inventories ...........................................       303,611        335,074        279,270        243,357        228,123
Working capital .......................................       562,148        516,346        531,199        474,280        581,651
Total assets ..........................................     2,135,120      2,005,832      1,761,751      1,565,234      1,548,400
Property, plant and equipment additions ...............        92,895         91,590         97,290        102,859         77,099
Long-term debt ........................................       219,639        231,073         74,480         54,207        169,381
Shareholders' equity ..................................     1,361,655      1,235,022      1,159,541      1,053,442        952,535
Shareholders' equity per share ........................         18.16          16.53          15.61          14.21          13.07
Net return on average shareholders' equity
    before cumulative effect of accounting changes ....          12.9%           9.6%          13.4%          13.0%          12.4%
Return on net sales before income taxes and
    cumulative effect of accounting changes ...........          11.8%           8.7%          12.2%          11.8%          10.8%

* Share and per share amounts for 1993 have been restated to reflect the 1994 stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations
---------------------

REVENUES
In 1997, strong greeting card performance resulted in a net sales increase of 7.9% over 1996. Net sales of everyday cards increased 10.3% while seasonal cards increased 12.5%. The increase in everyday card sales reflects the strength of the everyday card market in the United States and also in Australia and New Zealand where everyday cards represent nearly 65% of the Corporation's net sales in those markets. In late 1996, the Corporation entered into these two markets by acquiring substantially all of the assets of the John Sands Group, the largest greeting card business in these countries. In 1996, total net sales of everyday cards increased 6.2% due primarily to price increases. The seasonal card sales increase reflected the improvement in the retail environment compared to 1996, particularly in the fourth quarter. In 1996, net sales of seasonal cards increased less than 1% from 1995 due to a weak retail environment. Total unit sales of all greeting cards increased 2% in 1997 after remaining flat from 1995 to 1996. After increasing 13.0% in 1996, net sales of non-card products slowed somewhat in 1997 due to softer demand for certain consumer products, particularly non-prescription reading glasses and custom display fixtures. Total net sales in 1996 increased 7.2% from 1995.

The contribution of each major product category as a percent of net sales for the past three years is:


                                 1997    1996    1995
                                 ----    ----    ----
Everyday Greeting Cards           44%     44%     44%
Seasonal Greeting Cards           22%     21%     22%
Gift Wrapping and Party Goods     18%     19%     18%
All Other Products                16%     16%     16%

The All Other Products classification includes giftware, picture frames, non-prescription reading glasses, hair care accessories, educational products, candles, stationery, plush, balloons, stickers, and custom display fixtures.

EXPENSES AND PROFIT MARGINS
In 1997, strong high margin card sales, along with benefits from the North American Plan and a focused effort to control costs resulted in an improvement in pre-tax margin. Material, labor and other production costs were 37.3% of net sales, down from 38.0% in 1996. In 1995 these costs were 36.2% of net sales. Product cost variances related to the conversion of the Canadian manufacturing operations to United States manufacturing processes decreased $11.7 million in 1997 as integration of the North American Plan progressed. In 1996, the unfavorable product cost variances from Canadian manufacturing contributed significantly to the increase, from 1995, in material, labor and other production costs as a percent of sales. The cost of greeting card cabinets and point of purchase displays in the United States was well managed in 1997 and decreased $11.1 million from 1996. In 1996, the expense of providing these cabinets and displays increased $12.4 million in the United States from 1995 to support new product offerings.

Selling, distribution and marketing expenses increased 9.1% in 1997 after increasing 5.9% in 1996 due primarily to an increase in competitive expense and the impact of the John Sands Group acquisition. The increase in competitive costs in both years resulted from higher amortization of deferred costs and other expenses related to the Corporation's agreements with certain retail customers. Deferred costs and the Corporation's method of accounting for them are described in Note D to the Consolidated Financial Statements. Selling, distribution and marketing expenses other than competitive costs increased just 3.1% in 1997 after increasing 2.1% in 1996. While total selling, distribution and marketing expenses increased in both 1997 and 1996, these costs as a percent of net sales have remained relatively stable at 38.9% in 1997, 38.4% in 1996 and 38.9% in 1995.

Administrative and general expenses increased $13.6 million or 6.0% after decreasing $2.7 million or 1.2% in 1996. Changes in the expense of the United States profit sharing plan contributed to the variances in both years. In 1997, profit sharing expense increased $6.1 million due to higher pre-tax income while, in 1996, the asset impairment loss led to lower pre-tax income and a $3.4 million reduction in profit sharing expense. The 1997 increase also includes $6.2 million more administrative and general expense from the operations of the John Sands Group. In 1996, the reduction in profit sharing expense was partially offset by a $2.4 million loss related to an investment accounted for under the equity method and a $2.3 million increase in the pre-tax cost of corporate owned life insurance.

In the third quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In November, 1995, the Corporation determined that the trends in the CreataCard business indicated that the undiscounted future cash flows from that business would be less than the carrying value of the long-lived assets related to that business. As a result, the Corporation recognized a pre-tax, non-cash loss of $52.1 million for the asset impairment. After the effect of income taxes, the loss was $35.1 million or $.47 cents per share. See Note K to the Consolidated Financial Statements for further discussion of the impairment loss.

Interest expense increased $6.5 million in 1997 after increasing $7.4 million in 1996. The increase in 1997 was due primarily to the long term debt incurred to purchase the John Sands Group. The higher interest expense in 1996 reflected increased debt levels to support the growth in both inventories and deferred costs.

The 1997 effective tax rate was 34.3%, comparable to 34.2% in 1996 and 34.5% in 1995. While the rate for all three years reflected tax benefits of the corporate owned life insurance, the benefit in 1997 was reduced due to the phasing out of the Federal income tax deduction for interest on loans associated with these policies. In 1996, the effective rate was negatively impacted by the write down of nondeductible goodwill which was included in the asset impairment loss. Excluding the impairment loss, the effective rate was 33.5%. See Note H to the Consolidated Financial Statements for details of the differences between the Federal statutory rate and the effective tax rate.

Net income in 1997 increased to $167.1 million or $2.23 per share compared to net income of $115.1 million or $1.54 per share in 1996. However, the 1996 net income included the impact of the asset impairment loss recognized upon the adoption of SFAS No. 121 and, without this non-recurring charge, net income would have been $150.2 million or $2.01 per share. In 1995, net income was $148.8 million or $2.00 per share.

LIQUIDITY AND CAPITAL RESOURCES
In 1997, the Corporation's initiatives to manage working capital resulted in a significant improvement in cash flow. Cash flow from operations in 1997 increased $121.1 million to $153.9 million from $32.8 million in 1996 and $107.0 million in 1995. The significant improvement in 1997 was due to higher earnings, slower growth in accounts receivable and a reduction of inventories. In 1996, higher levels of accounts receivable, inventories and cash payments related to deferred costs resulted in the decrease in cash flow from operations from 1995.

Trade accounts receivable increased $21.7 million in 1997 after increasing $29.3 million in 1996. The receivable balance in both years reflect strong fourth quarter sales of everyday cards and accessories. As a percent of net sales, accounts receivable were 17.4% in 1997, 17.7% in 1996 and 17.4% in 1995.

Inventories as a percent of material, labor and other production costs were 37.7% in 1997, down notably from 44% in 1996 and 41.3% in 1995. The improvement in 1997 reflected the Corporation's focused efforts to reduce inventory levels. While the most significant improvements in inventory management were accomplished in the greeting card divisions, where inventories decreased $16.0 million in 1997 after increasing $57.1 million from 1995 to 1996, improvements were realized in almost all business units. The increase in 1996 was due primarily to the growth in non-card product inventory, which has a higher cost than greeting cards, to support expanding sales and the acquisition of the John Sands Group.

Payments under agreements with certain retailers (net of related amortization) increased $10.0 million in 1997, less than the $25.3 million increase in 1996. Payments in both years were made in connection with both new and existing agreements. Although actual payments fluctuate from year-to-year, the deferred costs which result from the payments are amortized over the effective period of the agreement. Total commitments under the agreements are capitalized as deferred costs when the agreements are consummated, and any future payment commitments are recorded as liabilities at that time. Commitments under existing agreements at the end of 1997 were $105.3 million with $51.2 million due within the next year. See Note D to the Consolidated Financial Statements for further discussion of deferred costs related to certain customer agreements.

Effective January 1, 1996, the Corporation acquired substantially all of the assets from the John Sands Group for $85.1 million in cash. This acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to the acquired assets and liabilities based upon their fair market values at the date of acquisition. Results of operations were included prospectively from the acquisition date. The acquisition was not significant to the Corporation's financial position or results of operations as a whole.

Capital expenditures were $92.9 million in 1997, up slightly from $91.6 million in 1996 but down from $97.3 million in 1995. Expenditures for the automation of distribution systems and the replacement and upgrade of manufacturing equipment, which began in 1996, continued during 1997. The 1995 expenditures included the conclusion of the initial roll out of the CreataCard personalized greeting card units that began in 1994. Capital expenditures for 1998 are expected to approximate $75 million.

Investing activities other than capital expenditures and acquisitions used $9.0 million less cash in 1997 after increasing $23.5 million in 1996. The increase in 1996 was due primarily to investments related to expanded product offerings. These investments decreased substantially in 1997. This decrease was partially offset by an increase in the investment in corporate owned life insurance policies. In 1997, fewer policy loans resulted in a cash investment of $8.4 million, which exceeded the 1996 investment by $7.3 million.

In 1997, financing activities used $44.0 million of cash, including $50.2 million in dividend payments to shareholders. Dividend payments increased $4.0 million in 1997 and $5.6 million in 1996. In 1996, financing activities included a $154.4 million increase in long-term debt used to fund the purchase of assets from the John Sands Group. The increase in 1996 long-term debt also reflected a shift in Canadian borrowings from short-term to long-term. Debt as a percent of total capitalization decreased to 20.6% in 1997 from 22.1% in 1996 after increasing from 14.6% in 1995.

The Corporation's operating cash flow and existing credit facilities are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements which are financed primarily through short term borrowings. See Note F to the Consolidated Financial Statements for further discussion of the Corporation's credit facilities.

FACTORS THAT MAY AFFECT FUTURE RESULTS
In 1997, the Corporation continued its long-term record of sales growth and profitability. A focused effort on working capital management improved cash flow and increased the Corporation's financial strength. However, future revenue trends, profit margins and customer viability are difficult to predict.

The Corporation is well represented in a wide variety of channels of distribution, such as mass merchandisers, drug stores and supermarkets. In 1997, consolidation among retailers, particularly in the drug store business, increased. Although the Corporation did not suffer any significant loss of business because of these transactions, the impact of future retailer consolidations on the Corporation's business is difficult to assess. The retail business environment continues to be highly competitive and downturns in the financial strength of retailers may impact the Corporation's future results.

The Corporation's investment in deferred costs related to agreements with certain retailers continues to increase. The long-term business relationship created by these agreements has been instrumental in the Corporation's growth and has insulated it from short-term loss of business during retail consolidations. The Corporation continues to evaluate and monitor the financial condition of its retail customers to reduce risk.

The Corporation reviews its portfolio of businesses on an ongoing basis to ensure that growth opportunities and return on investments are in line with its long-term goals. While possible acquisitions or divestitures are part of that review process, the consummation of any transaction is unlikely to have a material effect on the Corporation's results as a whole.


Item 8.  Financial Statements and Supplementary Data
CONSOLIDATED STATEMENT OF INCOME

Years ended February 28 or 29, 1997, 1996 and 1995 Thousands of dollars except per share amounts


                                                   1997             1996            1995
                                               -----------     -----------     -----------
Net sales                                      $ 2,161,089     $ 2,003,038     $ 1,868,927
Other income                                        11,209           8,916           9,513
                                               -----------     -----------     -----------
Total revenue                                    2,172,298       2,011,954       1,878,440
Costs and expenses:
Material, labor and other production costs         805,124         762,006         676,085
Selling, distribution and marketing                839,916         770,044         727,087
Administrative and general                         242,179         228,544         231,234
Asset impairment loss                                   --          52,061              --
Interest                                            30,749          24,290          16,871
                                               -----------     -----------     -----------
                                                 1,917,968       1,836,945       1,651,277
                                               -----------     -----------     -----------

Income before income taxes                         254,330         175,009         227,163
Income taxes                                        87,235          59,874          78,371
                                               -----------     -----------     -----------

Net income                                     $   167,095     $   115,135     $   148,792
                                               ===========     ===========     ===========

Net income per share                           $      2.23     $      1.54     $      2.00
                                               ===========     ===========     ===========

Average number of shares outstanding            74,818,960      74,528,809      74,305,346



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 1997 and February 29, 1996
Thousands of dollars


ASSETS                                                         1997            1996
                                                           ----------     ----------

CURRENT ASSETS
  Cash and cash equivalents                                $   35,050     $   30,130

  Trade accounts receivable, less allowances for
    sales returns of $121,856 ($141,412 in 1996) and
    for doubtful accounts of $15,264 ($16,214 in 1996)        375,324        353,671

  Inventories                                                 303,611        335,074

  Deferred income taxes                                       100,732        102,889

  Prepaid expenses and other                                  190,174        148,429
                                                           ----------     ----------

      Total current assets                                  1,004,891        970,193

OTHER ASSETS                                                  667,442        595,369
PROPERTY, PLANT AND EQUIPMENT - NET                           462,787        440,270
                                                           ----------     ----------


                                                           $2,135,120     $2,005,832
                                                           ==========     ==========

February 28, 1997 and February 29, 1996
Thousands of dollars


LIABILITIES AND SHAREHOLDERS' EQUITY                       1997             1996
                                                       -----------      -----------

CURRENT LIABILITIES
Debt due within one year                               $   133,171      $   119,174
Accounts payable and accrued liabilities                   157,628          144,242
Accrued compensation and benefits                           82,569           74,713
Income taxes                                                 5,475           21,210
Other current liabilities                                   63,900           94,508
                                                       -----------      -----------
      Total current liabilities                            442,743          453,847
LONG-TERM DEBT                                             219,639          231,073
OTHER LIABILITIES                                           67,839           40,806
DEFERRED INCOME TAXES                                       43,244           45,084
SHAREHOLDERS' EQUITY Common shares - par value $1:
    Class A - 70,608,745 shares issued
    less 14,193 Treasury shares in 1997 and
    70,285,336 shares issued less
    137,331 Treasury shares in 1996                         70,594           70,148

    Class B - 6,066,096 shares issued
    less 1,678,197 Treasury shares in 1997 and
    6,066,096 shares issued less
    1,506,286 Treasury shares in 1996                        4,388            4,560

  Capital in excess of par value                           272,262          265,387
Treasury stock                                             (34,850)         (32,835)
Cumulative translation adjustment                          (19,646)         (24,202)
Retained earnings                                        1,068,907          951,964
                                                       -----------      -----------
   Total shareholders' equity                           1,361,655        1,235,022
                                                       -----------      -----------

                                                       $ 2,135,120      $ 2,005,832
                                                       ===========      ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28 or 29, 1997, 1996 and 1995


Thousands of dollars
                                                             1997          1996              1995
                                                          ---------      ---------      ---------
OPERATING ACTIVITIES:
   Net income                                             $ 167,095      $ 115,135      $ 148,792
   Adjustments to reconcile to net cash
     provided (used) by operating activities:
       Asset impairment loss                                     --         52,061             --
       Depreciation                                          64,566         75,319         68,438
       Deferred income taxes                                    294        (48,184)        (9,736)
       Changes in operating assets and liabilities,
       net of effects from acquisitions:
       Increase in trade accounts receivable                (25,389)       (33,967)        (4,973)
       Decrease (increase) in inventories                    32,371        (43,804)       (37,944)
       Increase in other current assets                      (2,050)        (3,434)        (2,009)
       Increase in deferred costs - net                     (93,961)       (83,939)       (58,597)
       Increase (decrease) in accounts payable
         and other liabilities                                5,877         (6,907)        (4,879)
       Other - net                                            5,100         10,542          7,906
                                                          ---------      ---------      ---------
         Cash Provided by Operating Activities              153,903         32,822        106,998

INVESTING ACTIVITIES:
   Business acquisitions                                         --        (85,056)            --
   Property, plant and equipment additions                  (92,895)       (91,590)       (97,290)
   Proceeds from sale of fixed assets                         2,579          2,065          3,447
   Investment in corporate-owned life insurance              (8,454)        (1,117)         1,813
   Other                                                     (6,283)       (22,103)        (2,966)
                                                          ---------      ---------      ---------
         Cash Used by Investing Activities                 (105,053)      (197,801)       (94,996)
FINANCING ACTIVITIES:
   Increase in long-term debt                                 8,451        154,406         30,914
   Reduction of long-term debt                              (12,232)        (1,012)       (29,862)
   Increase (decrease) in short-term debt                     4,869         (6,558)         9,919
   Sale of stock under benefit plans                          6,997          9,572          7,130
   Purchase of treasury shares                               (1,863)        (2,251)        (3,462)
   Dividends to shareholders                                (50,152)       (46,199)       (40,556)
                                                          ---------      ---------      ---------
         Cash (Used) Provided by Financing Activities       (43,930)       107,958        (25,917)
                                                          ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   4,920        (57,021)       (13,915)
Cash and Equivalents at Beginning of Year                    30,130         87,151        101,066
                                                          ---------      ---------      ---------
Cash and Equivalents at End of Year                       $  35,050      $  30,130      $  87,151
                                                          =========      =========      =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


Years ended February 28 or 29, 1997, 1996 and 1995 Thousands of dollars except per share amounts


                                            Common Shares         Capital in               Cumulative
                                          --------------------    Excess of     Treasury   Translation    Retained
                                          Class A     Class B     Par Value       Stock    Adjustment      Earnings       Total
                                          --------    --------    ---------    ----------- ----------    ------------  ------------

  BALANCE MARCH 1, 1994                  $  69,546     $ 4,573   $   249,192   $ (28,240)  $   (16,421)  $   774,792   $  1,053,442

     Net income                                                                                              148,792        148,792
     Cash dividends - $.55 per share                                                                         (40,556)       (40,556)
     Exchange of shares                         19         (19)
     Sale of shares under benefit
       plans, including tax benefits           239           5         4,854         123                                      5,221
     Purchase of treasury shares              (130)         (5)                   (3,469)                                    (3,604)
     Sale of treasury shares                                74           976       1,001                                      2,051
     Translation adjustment                                                                     (5,805)                      (5,805)
                                        ----------    --------    ----------   ---------   ------------  -----------   -------------
  BALANCE FEBRUARY 28, 1995                 69,674       4,628       255,022     (30,585)      (22,226)      883,028      1,159,541

     Net income                                                                                              115,135        115,135
     Cash dividends - $.62 per share                                                                         (46,199)       (46,199)
     Exchange of shares                         15         (15)
     Sale of shares under benefit
       plans, including tax benefits           424          36         9,116         486                                     10,062
     Purchase of treasury shares                (1)        (97)                   (2,849)                                    (2,947)
     Sale of treasury shares                                 8           128         113                                        249
     Translation adjustment                                                                     (1,976)                      (1,976)
     Issuance of shares                         36                     1,121                                                  1,157
                                        ----------    ---------  -----------   ---------   -----------   -----------     ----------
BALANCE FEBRUARY 29, 1996                   70,148       4,560       265,387     (32,835)      (24,202)      951,964      1,235,022

     Net income                                                                                              167,095        167,095
     Cash dividends - $.67 per share                                                                         (50,152)       (50,152)
     Exchange of shares                        131        (131)
     Sale of shares under benefit
       plans, including tax benefits           323          44         6,872         587                                      7,826
     Purchase of treasury shares                (8)        (85)                   (2,609)                                    (2,702)
     Sale of treasury shares                                               3           7                                         10
     Translation adjustment                                                                      4,556                        4,556
                                        ----------    --------   ----------- -----------   -----------   -----------   ------------
  BALANCE FEBRUARY 28, 1997             $   70,594    $  4,388   $   272,262 $   (34,850)  $   (19,646)  $ 1,068,907   $  1,361,655
                                        ==========    ========   =========== ============  ============  ===========   ============


  See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 28 or 29, 1997, 1996 and 1995 Thousands of dollars except per share amounts

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

Investment in Life Insurance: The Corporation's investment in corporate-owned life insurance policies is recorded net of policy loans in other assets. The net life insurance expense, including interest expense, is included in administrative and general expenses in the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $67,788, $70,485 and $59,344 in 1997, 1996 and 1995, respectively.

Property and Depreciation: Property, plant and equipment is carried at cost, except for certain assets as described in Note K. Depreciation and amortization of buildings, equipment and fixtures is computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 25 to 40 years and equipment and fixtures over 3 to 20 years.

Revenue Recognition: Sales and related costs are recorded by the Corporation upon shipment of products to non-related retailers and upon the sale of products at Corporation-owned retail locations. Seasonal cards are sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of seasonal cards when those products are shipped to non-related retailers.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $58,794, $61,124 and $58,342 in 1997, 1996 and 1995, respectively.

Income Taxes: Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Stock-Based Compensation: The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock options. Because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

Earnings Per Share: Income per share information is based on the average number of shares outstanding during each year. For the years presented, stock options do not have a material dilutive effect. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". The Corporation plans to adopt this standard, as required, in fiscal year 1998. The Corporation is currently analyzing the effects of adopting the Statement.


NOTE B - INVENTORIES

Components of inventories are as follows:


                                                 1997         1996
                                               --------     --------

Raw material                                   $ 48,299     $ 57,415
Work in process                                  47,113       49,741
Finished products                               253,096      274,713
                                               --------     --------
                                                348,508      381,869
Less LIFO reserve                                89,061       92,020
                                               --------     --------
                                                259,447      289,849
Display material and factory supplies            44,164       45,225
                                               --------     --------

     Inventories                               $303,611     $335,074
                                               ========     ========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment are as follows:


                                                 1997         1996
                                               --------     --------
Land                                           $ 10,028     $ 10,018
Buildings                                       282,726      269,191
Equipment and fixtures                          627,440      571,934
                                               --------     --------
                                                920,194      851,143
Less accumulated depreciation                   457,407      410,873
                                               --------     --------

     Property, plant and equipment - net       $462,787     $440,270
                                               ========     ========


NOTE D - DEFERRED COSTS

Deferred costs relating to agreements with certain customers are charged to operations on a straight-line basis over the effective period of each agreement, generally three to six years. Deferred costs estimated to be charged to operations during the next year are classified with prepaid expenses and other. Total commitments under the agreements are capitalized as deferred costs and future payment commitments, if any, are recorded as liabilities when the agreements are consummated.

At February 28, 1997 and February 29, 1996 deferred costs and future payment commitments are included in the following financial statement captions:


                                            1997         1996
                                          --------     --------
Prepaid expenses and other                $161,601     $121,937
Other assets                               464,599      410,119
Other current liabilities                  (51,153)     (82,533)
Other liabilities                          (54,199)     (25,089)
                                          --------     --------

                                          $520,848     $424,434
                                          ========     ========

NOTE E - RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Contributions to the profit-sharing plan were $22,990, $16,846 and $20,414 for 1997, 1996 and 1995, respectively. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation's matching contributions were $2,698, $2,760 and $2,557 for 1997, 1996 and 1995, respectively.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. In the aggregate, the actuarially computed plan benefit obligation was fully funded.

NOTE F - LONG AND SHORT-TERM DEBT

The borrowings of the Corporation in the United States consist primarily of commercial paper. At February 28, 1997, commercial paper borrowings were $128,605. The commercial paper borrowing arrangements are supported by a $650,000 revolving credit agreement. The agreement provides an option to convert up to $200,000 to a term loan. The agreement extends through June 2001, except for $250,000 which extends through June 1997. The expiration date of $400,000 of the agreement can be extended annually for one year to the June 30 next following the expiration date. A commitment fee is due on the unused portion of the credit facility and can range from 0.08% to 0.25%. As of February 28, 1997, the commitment fee was 0.125% on $400,000 of the facility, and 0.08% on $250,000 of the facility. No borrowings are outstanding under this facility as of February 28, 1997.

The borrowings of the Corporation in Canada consist primarily of commercial paper. At February 28, 1997, commercial paper borrowings were $78,614, of which $77,475 was classified as long-term. The commercial paper borrowing arrangements up to $73,090 are supported by a revolving credit agreement for that amount that extends through January 2000. The expiration date of the agreement can be extended for one year during each of the next two years to the January 15 next following the expiration date. A facility fee is due on the aggregate amount of the facility, and can range from 0.07% to 0.25%. At February 28, 1997, the facility fee was 0.08%. No borrowings are outstanding under this facility as of February 28, 1997. However, the amount available under this facility is reduced by $73,090 of commercial paper issued at February 28, 1997. Commercial paper borrowings in Canada up to an additional $36,545 are supported by the revolving credit agreement in the United States.

The Corporation's subsidiaries in the United Kingdom, Australia, France and South Africa have credit agreements permitting borrowings of up to $191,595. At February 28, 1997, $142,756 is outstanding under these foreign revolving credit facilities, of which $139,765 is classified as long-term.

All of the Corporation's revolving credit and term loan agreements provide for various borrowing alternatives in their respective currencies with interest rates ranging from 4.25% to 7.7% for amounts borrowed as of February 28, 1997.

At February 28, 1997 and February 29, 1996, debt due within one year consists of the following:


                                                     1997         1996
                                                   --------     --------
          Current maturities of long-term debt     $    436     $    354
          Notes payable                               2,991        6,173
          Commercial paper                          129,744      112,647
                                                   --------     --------
          Total                                    $133,171     $119,174
                                                   ========     ========



At February 28, 1997 and February 29, 1996, long-term debt consists of the following:


                                                     1997         1996
                                                   --------     --------
          Revolving credit, commercial paper,
            and term loan agreements               $217,240     $230,345
          Other                                       2,835        1,082
                                                   --------     --------
                                                    220,075      231,427
          Less current maturities                       436          354
                                                   --------     --------
                                                   $219,639     $231,073
                                                   ========     ========


Aggregate maturities of long-term debt are as follows:



                     1998                       $     436
                     1999                          56,005
                     2000                          77,959
                     2001                             449
                     2002                          84,777
                     Thereafter                       449
                                                ---------
                                                $ 220,075
                                                =========


At February 28, 1997 the Corporation had credit arrangements to support the issuance of letters of credit in the amount of $57,309 with $20,723 of open credits outstanding.

Interest paid on short-term and long-term debt was $29,914 in 1997, $23,395 in 1996 and $16,081 in 1995.

The weighted average interest rate on short-term borrowings outstanding was 5.5% and 5.6% as of February 28, 1997 and February 29, 1996, respectively.

NOTE G - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

The following table presents the plan's funded status at February 28, 1997 and February 29, 1996:


                                                               1997          1996
                                                             --------      --------
          Accumulated postretirement benefit obligation:
            Retirees                                         $ 22,821      $ 21,620
            Fully eligible active plan participants             5,778         5,474
            Other active plan participants                     22,728        21,533
                                                             --------      --------
              Accumulated postretirement benefit obligation   51,327        48,627

          Plan assets, primarily listed stocks and bonds      (32,358)      (27,473)
                                                             --------      --------

          Accumulated postretirement benefit obligation
            in excess of plan assets                           18,969        21,154

          Unrecognized net loss                                (5,546)       (5,658)
                                                             --------      --------

          Accrued postretirement benefit obligation          $ 13,423      $ 15,496
                                                             ========      ========

The accrued postretirement benefit obligation is included in the other liabilities financial statement caption.

Net periodic postretirement benefit cost includes the following components:


                                                                          1997          1996          1995
                                                                        -------       -------       -------
                   Service cost                                         $ 1,594       $ 1,280       $ 1,313
                   Interest cost                                          3,441         3,239         2,965
                   Actual return on plan assets                          (2,379)       (2,864)       (1,209)
                   Asset gain deferred                                      274         1,193            --
                   Amortization of loss                                      53            --            --
                                                                        -------       -------       -------

                                                                        $ 2,983       $ 2,848       $ 3,069
                                                                        =======       =======       =======

          Assumptions used in the computations:

                   Assumed discount rate                                   7.25%         7.25%          8.0%
                   Expected long-term rate of return on plan assets         8.0%          8.0%          8.0%

A 7.5% annual rate of increase in per capita cost of covered benefits was assumed for 1997. This rate decreases to 6% in 2002 and remains at that level thereafter. This health care trend rate has a significant impact on the amount reported. For example, a 1% increase in the trend rate in each year would increase the accumulated postretirement benefit obligation at February 28, 1997 by $8,400 and increase aggregate service and interest cost for the year by $1,010.


NOTE H - INCOME TAXES

Income (loss) before income taxes:
                                                   1997           1996           1995
                                                ---------      ---------      ---------
United States                                   $ 264,077      $ 191,649      $ 235,515
Foreign                                            (9,747)       (16,640)        (8,352)
                                                ---------      ---------      ---------
                                                $ 254,330      $ 175,009      $ 227,163
                                                =========      =========      =========

Income taxes have been provided as follows:
                                                   1997           1996           1995
                                                ---------      ---------      ---------
Current:
   Federal                                      $  71,582      $  94,094      $  72,242
   Foreign                                            936         (1,045)         1,416
   State and local                                 14,400         14,917         14,393
                                                ---------      ---------      ---------
                                                   86,918        107,966         88,051
Deferred (principally federal)                        317        (48,092)        (9,680)
                                                ---------      ---------      ---------
                                                $  87,235      $  59,874      $  78,371
                                                =========      =========      =========


Significant components of the Corporation's deferred tax assets and liabilities at February 28, 1997 and February 29, 1996 are as follows:


          Deferred tax assets:
                                                          1997           1996
                                                       ---------      ---------
           Sales returns                               $  34,643      $  43,064
           Other                                         109,345        100,688
                                                       ---------      ---------
                                                         143,988        143,752
           Valuation allowance                           (11,515)       (12,189)
                                                       ---------      ---------
                    Total deferred tax assets            132,473        131,563

          Deferred tax liabilities:
           Depreciation                                   46,005         44,908
           Other                                          28,980         28,850
                                                       ---------      ---------
                    Total deferred tax liabilities        74,985         73,758
                                                       ---------      ---------

          Net deferred tax assets                      $  57,488      $  57,805
                                                       =========      =========

The decrease in the valuation allowance was due to decreases in net operating loss carryforwards in the United Kingdom and Mexico.

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:


                                                   1997         1996         1995
                                                 ------       ------       ------
Statutory rate                                     35.0%        35.0%        35.0%
State and local income taxes,
   net of federal tax benefit                       3.9          4.0          3.8
Asset impairment loss                               -            1.8          -
Subsidiaries' losses without tax benefit            1.0          1.8          1.3
Corporate-owned life insurance investments         (4.3)       (10.6)        (6.7)
Other                                              (1.3)         2.2          1.1
                                                 ------       ------       ------

Effective tax rate                                 34.3%        34.2%        34.5%
                                                 ======       ======       ======


Income taxes paid were $99,391 in 1997, $94,267 in 1996 and $101,982 in 1995.

Deferred taxes have not been provided on approximately $11,000 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings, however, foreign tax credits would be available to reduce federal income taxes in the event of distribution. At February 28, 1997 the Corporation had approximately $38,781 of foreign operating loss carryforwards, of which $27,935 have no expiration dates and $10,846 have expiration dates ranging from 1999 through 2007.


NOTE I - COMMON SHARES AND STOCK OPTIONS

At February 28, 1997 and February 29, 1996, common shares authorized consisted of 93,800,000 Class A and 7,916,484 Class B shares. Class A shares have one vote per share and Class B shares have ten votes per share. There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation's Amended Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder's extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation's Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer.

Under the Corporation's Stock Option Plans, options to purchase Class A and Class B shares are granted to directors, officers and other key employees at the then-current market price. In general, subject to continuing employment, options become exercisable commencing one year after date of grant in four equal annual installments and expire over a period of not more than ten years from the date of grant. The options granted to non-employee directors become exercisable in six installments over five years. The options for certain Class B shares become exercisable commencing one year after date of grant in ten equal annual installments.

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.4% and 5.7%; dividend yield of 2.4% and 2.3%; volatility factor of the expected market price of the Corporation's common stock of 0.25 and 0.27 and a weighted-average expected life of the options of 4.6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:


                                      1997            1996
                                    --------        --------
          Net income
                 As reported        $167,095        $115,135
                 Pro forma           164,748         114,955

          Earnings per share
                 As reported           $2.23           $1.54
                 Pro forma              2.20            1.54

Stock option transactions and prices are summarized as follows:


                                           Number of Options                          Options Price Range Per Share
                                           -----------------                          -----------------------------
                                       Class A           Class B                 Class A                         Class B
                                       -------           -------                 -------                         -------
Options outstanding
   March 1, 1994                        2,043,540         775,090          $  6.75  -   $  31.25       $ 19.25  -   $  26.75
         Granted                           76,791           -                26.13  -      30.00                -
         Exercised                       (235,366)         (5,000)            6.75  -      29.31              19.25
         Cancelled                        (58,000)          -
                                       -----------       --------


Options outstanding
   February 28, 1995                    1,826,965         770,090          $  6.75  -   $  31.25       $  7.16  -   $  26.75
         Granted                          105,291           6,000            25.75  -      31.63              28.13
         Exercised                       (417,959)        (36,000)            7.16  -      30.88              19.25
         Cancelled                        (47,300)          -
                                       -----------       --------
                                        1,466,997         740,090          $  6.75  -   $  31.63       $  7.16  -   $  28.13



                                                                                Weighted-Average Exercise Price Per Share
                                                                                -----------------------------------------
Options outstanding
   February 29, 1996                    1,466,997         740,090                  $ 20.29                    $  11.01
         Granted                          891,595         215,922                    27.29                       27.32
         Exercised                       (317,409)        (43,500)                   18.10                       19.31
         Cancelled                        (84,800)          -                        27.13                        -
                                       -----------       --------


Options outstanding
   February 28, 1997                    1,956,383         912,512                  $ 23.57                    $  14.42
                                        =========         =======


Options exercisable at February 28 or 29:

         1997                           1,169,083         689,762                  $ 20.90                    $  12.79
         1996                           1,191,347         562,590                    18.63                       12.31




Exercise prices for options outstanding as of February 28, 1997 ranged from $6.75 to $31.63. The weighted average remaining contractual life of those options is 7.1 years.

NOTE J - LONG-TERM LEASES

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28 or 29, 1997, 1996 and 1995 follows:


                            1997        1996        1995
                          -------     -------     -------

Gross rentals             $59,228     $61,198     $63,247
Less sublease rentals       7,423       7,876       8,378
                          -------     -------     -------
   Net rental expense     $51,805     $53,322     $54,869
                          =======     =======     =======



At February 28, 1997, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, follow:


       Gross Rentals:
          1998                      $  42,541
          1999                         38,499
          2000                         35,268
          2001                         31,814
          2002                         27,488
          Later years                  67,572
                                    ---------
                                      243,182
       Sublease rentals               (23,022)
                                    ---------
       Net rentals                  $ 220,160
                                    =========


NOTE K - ASSET IMPAIRMENT LOSS

During 1996, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Corporation recorded an impairment loss on the long-lived assets of its CreataCard business. The trends in the CreataCard business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to that business. Accordingly, on November 1, 1995, the Corporation recognized an asset impairment loss of $52,061 ($35,094 net of tax, or $.47 per share). This loss is the difference between the carrying value of the CreataCard machines and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

NOTE L - BUSINESS SEGMENT INFORMATION

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

Revenue transfers between geographic areas and other intergeographic eliminations are not material. The Corporation does not derive more than 10% of its total revenue from any individual customer, government agency or export sales. Operating profit (loss) by geographic segment is revenue less operating costs, excluding interest and income taxes.

Segment information by geographic area for the years ended February 28 or 29, 1997, 1996 and 1995 follows:


                                           North              Other
                                          America            Foreign            Consolidated
                                          -------            -------            ------------
1997
----
Total revenue                            $2,009,455          $ 162,843           $2,172,298
Operating profit                            279,212              5,867              285,079
Total assets excluding
   cash and equivalents                   1,870,569            229,501            2,100,070


1996
----
Total revenue                            $1,907,942          $ 104,012           $2,011,954
Operating profit (loss)
   before asset impairment loss             257,667             (6,307)             251,360
Asset impairment loss                        49,432              2,629               52,061
                                         ----------          ---------           ----------
Operating profit (loss)                     208,235             (8,936)             199,299
Total assets excluding
   cash and equivalents                   1,744,465            231,237            1,975,702


1995
----
Total revenue                            $1,775,957          $ 102,483           $1,878,440
Operating profit (loss)                     251,990             (7,956)             244,034
Total assets excluding
   cash and equivalents                   1,565,973            108,627            1,674,600

                                       33

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 1997 and February 29, 1996.


                                                         Quarter Ended
                                  -----------------------------------------------------------------
                                   May 31          August 31       November 30    February 28 or 29
                                  --------         ---------       -----------    -----------------

Fiscal 1997
-----------
   Net sales                      $438,212          $466,536          $647,723          $608,618
   Total revenue                   440,127           469,024           651,074           612,073
   Gross profit                    283,545           278,277           397,568           396,575
   Net income                       27,772            11,429            74,597            53,297
     Per share                         .37               .15              1.00               .71




Fiscal 1996
-----------
   Net sales                      $438,509          $431,171          $587,602          $545,756
   Total revenue                   440,617           433,168           588,689           549,480
   Gross profit                    294,923           259,112           340,432           346,565
   Asset impairment loss                 -                 -            52,061                 -
   Net income                       37,300            15,029            17,484            45,322
     Per share                         .50               .20               .24               .60

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
American Greetings Corporation


We have audited the accompanying consolidated statements of financial position of American Greetings Corporation as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note K to the consolidated financial statements, in 1996 the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


                                                               Ernst & Young LLP




Cleveland, Ohio
March 27, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           There were no disagreements with the Corporation's independent accountants on accounting and financial disclosure matters within the three year period ended February 28, 1997, or in any period subsequent to such date.


                                    PART III

           The Corporation hereby incorporates by reference the information called for by Part III of Form 10-K from the Corporation's Notice of Annual Meeting of Shareholders to be held June 27, 1997, and related Proxy Statement filed with the Securities and Exchange Commission on May 14, 1997.


                             (Next item is Part IV)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

           1.       Financial Statements
                    --------------------

                    Included in Part II of this report:

                           Consolidated Statement of Income Years ended February 28 or 29, 1997, 1996 and 1995

                           Consolidated Statement of Financial Position - February 28, 1997 and February 29, 1996

                           Consolidated Statement of Cash Flows Years ended February 28 or 29, 1997, 1996 and 1995

                           Consolidated Statement of Shareholders' Equity Years ended February 28 or 29, 1997, 1996 and 1995

                           Notes to Consolidated Financial Statements Years ended February 28 or 29, 1997, 1996 and 1995

                           Quarterly Results of Operations (Unaudited)

                           Report of Ernst & Young LLP, Independent Auditors

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

                           (ii)     Amended Regulations of the Registrant

                                    This Exhibit has been previously filed as an Exhibit to the Amendment No. 1 to the Registrant's Form S-3 Registration Statement (Registration No. 33-39726) filed on May 17, 1991, and is incorporated herein by reference.

              (10)         Material Contracts
                   (i) (A) (i)      Officers' contracts*

                             (ii)     Employment Agreement with Edward
                                      Fruchtenbaum, dated May 18, 1992 (as
                                      amended)*

                                      This Exhibit has been previously filed
                                      as an Exhibit to the Registrant's Form
                                      10-K Annual Report for the Fiscal Year
                                      ended February 28, 1994, and is
                                      incorporated herein by reference.

                            (iii) Employment Agreement with Jon Groetzinger, Jr. dated April 25, 1988 (as amended)

                   (ii) (A)   (i)     Shareholders Agreement dated November 19,
                                      1984

                             (ii)     Executive Bonus Plan*

                            (iii) Executive Incentive Compensation Plan (as Amended and Restated as at March 6, 1989)*

                             (iv)     Executive Deferred Compensation Plan*

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year ended February 28, 1993, and is incorporated herein by reference.

                              (v)     1982 Incentive Stock Option Plan*

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 2-84911) dated July 1, 1983, and is incorporated herein by
                                      reference.

                             (vi)     1985 Incentive Stock Option Plan*

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 33-975) dated November 7, 1985, and is incorporated herein by reference.

                            (vii)     Supplemental Executive Retirement Plan*

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year ended February 28, 1993, and is incorporated herein by reference.

                           (viii)     1987 Class B Stock Option Plan

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 33-16180) dated July 31, 1987, and is incorporated herein by
                                      reference.

                             (ix) Stock Option Agreement with Morry Weiss dated January 25,1988*

                              (x) Loan Agreement with Edward Fruchtenbaum dated March 1,1990*

                             (xi)     1992 Stock Option Plan*

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 33-58582) dated February 22,1993, and is incorporated herein by reference.

                            (xii)     CEO/COO Compensation Plans*

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year ended February 28,1995, and is incorporated herein by reference.

                           (xiii)     1995 Director Stock Plan*

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 33-61037) dated July 14, 1995, and is incorporated herein by
                                      reference.

                            (xiv)     1996 Employee Stock Option Plan*

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 33-08123) dated July 15, 1996, and is incorporated herein by
                                      reference.

                             (xv)     1997 Equity and Performance Incentive Plan

                  (11)       Statement Re Computation of Per Share Earnings

                  (21)       Subsidiaries of the Registrant

                  (23)       Consent of Independent Auditors

                  (27)       Financial Data Schedule

                  Executive Compensation Plans and Arrangements

                             The Corporation's executive compensation plans and arrangements are listed under Exhibit 10 hereof and marked by an asterisk(*).

                  (b)        Reports on Form 8-K

                             None

                  (c) Exhibits listed in Item 14(a) 3. are included herein or incorporated herein by reference.

                  (d)        Financial Statement Schedules

                             The response to this portion of Item 14 is submitted below.

           3.       Financial Statement Schedules
                    ----------------------------

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



                                  AMERICAN GREETINGS CORPORATION
                                  ------------------------------
                                           (Registrant)



Date:    May 27, 1997             By: /s/ Jon Groetzinger, Jr.
       --------------                 ------------------------------
                                      Jon Groetzinger, Jr.
                                      Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



              SIGNATURE                            TITLE                                    DATE
              ---------                            -----                                    ----

     /s/ Irving I. Stone                 Founder - Chairman;                    )
--------------------------------         Chairman of the                        )
Irving I. Stone                          Executive Committee:                   )
                                         Director                               )
                                                                                )
     /s/ Morry Weiss                     Chairman of the Board;                 )
--------------------------------         Chief Executive Officer;               )
Morry Weiss                              Director                               )
                                                                                )
     /s/ Edward Fruchtenbaum             President;                             )
--------------------------------         Chief Operating Officer;               )
Edward Fruchtenbaum                      Director                               )
                                                                                )
     /s/ Scott S. Cowen                  Director                               )      May 27, 1997
--------------------------------                                                )
Scott S. Cowen                                                                  )
                                                                                )
     /s/ Herbert H. Jacobs               Director                               )
--------------------------------                                                )
Herbert H. Jacobs                                                               )
                                                                                )
     /s/ Albert B. Ratner                Director                               )
--------------------------------                                                )
Albert B. Ratner                                                                )
                                                                                )
     /s/ Harry H. Stone                  Director                               )
--------------------------------                                                )
Harry H. Stone                                                                  )
                                                                                )
     /s/ Jeanette S. Wagner              Director                               )
--------------------------------                                                )
Jeanette S. Wagner                                                              )
                                                                                )
     /s/ Milton A. Wolf                  Director                               )
--------------------------------                                                )
Milton A. Wolf                                                                  )
                                                                                )
     /s/ Abraham Zaleznik                Director                               )
--------------------------------                                                )
Abraham Zaleznik                                                                )
                                                                                )
     /s/ William S. Meyer                Senior Vice President;                 )
--------------------------------         Chief Financial Officer;               )
William S. Meyer                         (principal financial officer)          )
                                                                                )
     /s/ Patricia L. Ripple              Vice President;                        )
--------------------------------         Corporate Controller;                  )
Patricia L. Ripple                       (principal accounting officer)         )


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
                                      (000)


-------------------------------------------------------------------------------------------------------------------------------
              COLUMN A                      COLUMN B                     COLUMN C               COLUMN D           COLUMN E
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                ADDITIONS
                                                           -----------------------------------
                                             Balance             (1)             (2)                                 Balance
         Description                       at Beginning    Charged to Costs  Charged to Other  Deductions-Describe    at End
                                             of Period      and Expenses     Accounts-Describe                      of Period
-------------------------------------------------------------------------------------------------------------------------------

Year ended February 28, 1997:
 Deduction from asset account:
      Allowance for doubtful accounts         $ 16,214         $  8,210         $ 113(A)          $  9,273(B)         $ 15,264
                                              ========         ========         =====             ========            ========
      Allowance for sales returns             $141,412         $306,755         $ 164(A)          $326,475(C)         $121,856
                                              ========         ========         =====             ========            ========
      Allowance for other assets              $ 16,400         $      0         $   0             $      0            $ 16,400
                                              ========         ========         =====             ========            ========
Year ended February 29, 1996:
 Deduction from asset account:
      Allowance for doubtful accounts         $ 14,968         $ 13,905         $ 367(A)          $ 13,026(B)         $ 16,214
                                              ========         ========         =====             ========            ========
      Allowance for sales returns             $102,004         $321,693         $ 238(A)          $282,523(C)         $141,412
                                              ========         ========         =====             ========            ========
      Allowance for other assets              $  5,000         $ 11,400         $   0                    0            $ 16,400
                                              ========         ========         =====             ========            ========
Year ended February 28, 1995:
 Deduction from asset account:
      Allowance for doubtful accounts         $ 13,084         $  8,674         $ (36)(A)         $  6,754(B)         $ 14,968
                                              ========         ========         =====             ========            ========
      Allowance for sales returns             $ 97,903         $297,899         $  41(A)          $293,839(C)         $102,004
                                              ========         ========         =====             ========            ========
      Allowance for other assets              $      0         $  5,000         $   0             $      0            $  5,000
                                              ========         ========         =====             ========            ========

Note A: Includes translation adjustment on foreign subsidiary balances and other minor reclasses and adjustments.
Note B: Accounts charged off, less recoveries.
Note C: Sales returns charged to the allowance account for actual returns for the year.