Form 10-Q
period 1997-05-31
AMERICAN GREETINGS CORP
filed 1997-07-14
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         X
-----------------

For the quarterly period ended                 May 31, 1997
                              -------------------------------------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----------------

For the transition period from                     to
                              ---------------------  --------------------------

            Commission file number            0-502
                                            ----------

                         AMERICAN GREETINGS CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                       34-0065325
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

One American Road, Cleveland, Ohio                                  44144
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                              (216)  252-7300
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

Yes    X     No
   --------     ----------

As of May 31, 1997, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                           Class A Common    70,850,213
                           Class B Common     4,391,286

                         AMERICAN GREETINGS CORPORATION
                                      INDEX
                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
PART I - FINANCIAL INFORMATION
------------------------------
         Item 1.  Financial Statements............................................................................1

         Item 2.  Management's Discussion and Analysis............................................................6

PART II - OTHER INFORMATION
---------------------------
         Item 1.  Legal Proceedings...............................................................................8

         Item 5.  Other Information ............................................................................. 8

         Item 6.  Exhibits and Reports on Form 8-K................................................................9

SIGNATURES....................................................................................................... 9
----------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                             (Unaudited)
                                                          Three Months Ended
                                                               May 31,
                                                    ----------------------------
                                                       1997             1996
                                                    -----------      -----------
Net sales                                           $   475,059      $   438,212
Other income                                              2,277            1,915
                                                    -----------      -----------
    Total revenue                                       477,336          440,127

Costs and expenses:
    Material, labor and other production costs          161,474          154,667
    Selling, distribution and marketing                 204,990          181,791
    Administrative and general                           58,868           54,317
    Interest                                              5,808            7,590
                                                    -----------      -----------
       Total costs and expenses                         431,140          398,365
                                                    -----------      -----------
Income before income taxes                               46,196           41,762
Income taxes                                             15,937           13,990
                                                    -----------      -----------
       Net income                                   $    30,259      $    27,772
                                                    ===========      ===========
Net income per share                                $      0.40      $      0.37
                                                    ===========      ===========
Dividends per share                                 $      0.17      $      0.16
                                                    ===========      ===========


Average number of common shares outstanding          75,127,722       74,735,967


                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                         (Unaudited)                     (Unaudited)
                                                         May 31, 1997   Feb. 28, 1997    May 31, 1996
                                                         ------------   -------------    ------------
ASSETS

Current assets
   Cash and equivalents                                   $   53,263      $   35,050      $   42,970
   Trade accounts receivable, less allowances
     of $93,762, $137,120 and $113,444, respectively
     (principally for sales returns)                         351,112         375,324         352,691
   Total inventories                                         340,747         303,611         376,471
   Deferred income taxes                                      87,322         100,732          88,340
   Prepaid expenses and other                                191,419         190,174         156,599
                                                          ----------      ----------      ----------
              Total current assets                         1,023,863       1,004,891       1,017,071

Other assets                                                 646,240         667,442         611,930

Property, plant and equipment - at cost                      925,285         920,194         867,846
Less accumulated depreciation                                468,082         457,407         421,280
                                                          ----------      ----------      ----------
Property, plant and equipment - net                          457,203         462,787         446,566
                                                          ----------      ----------      ----------
                                                          $2,127,306      $2,135,120      $2,075,567
                                                          ==========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                               $  170,538      $  133,171      $  228,994
   Accounts payable and accrued liabilities                  157,166         157,628         132,183
   Accrued compensation and benefits                          50,644          82,569          57,157
   Income taxes                                                4,395           5,475           8,403
   Other current liabilities                                  38,494          63,900          70,525
                                                          ----------      ----------      ----------
              Total current liabilities                      421,237         442,743         497,262

Long-term debt                                               215,838         219,639         235,224
Other liabilities                                             62,426          67,839          46,812
Deferred income taxes                                         43,190          43,244          44,863
Shareholders' equity                                       1,384,615       1,361,655       1,251,406
                                                          ----------      ----------      ----------
                                                          $2,127,306      $2,135,120      $2,075,567
                                                          ==========      ==========      ==========

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                                  (Unaudited)
                                                              Three Months Ended
                                                                   May 31,
                                                           ------------------------
                                                             1997            1996
                                                           --------       ---------
OPERATING ACTIVITIES:                                      $ 30,259       $  27,772
     Net income
     Adjustments to reconcile to net cash
     provided (used) by operating
     activities:
         Depreciation                                        16,684          15,857
         Deferred income taxes                               13,371          14,346
         Change in operating assets and liabilities         (59,558)       (128,338)
         Other - net                                          1,960           1,898
                                                           --------       ---------
         Cash Provided (Used) by Operating Activities         2,716         (68,465)

INVESTING ACTIVITIES:
     Property, plant & equipment additions                  (13,376)        (23,324)
     Investment in corporate-owned life insurance             3,979           6,876
     Other - net                                             (1,620)         (3,670)
                                                           --------       ---------
         Cash Used by Investing Activities                  (11,017)        (20,118)

FINANCING ACTIVITIES:
     Increase in long-term debt                              11,412           8,917
     Reduction of long-term debt                             (1,188)         (6,924)
     Increase in short-term debt                             24,922         110,539
     Sale of stock under benefit plans                        4,460           1,361
     Purchase of treasury shares                               (305)           (513)
     Dividends to shareholders                              (12,787)        (11,957)
                                                           --------       ---------
         Cash Provided by Financing Activities               26,514         101,423
                                                           --------       ---------
INCREASE IN CASH AND EQUIVALENTS                             18,213          12,840

         Cash and Equivalents at Beginning of Year           35,050          30,130
                                                           --------       ---------
         Cash and Equivalents at End of Period             $ 53,263       $  42,970
                                                           ========       =========


See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of dollars)

Three Months Ended May 31, 1997 and 1996

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

Note C - Inventories

Components of inventories are as follows:

                                              May 31, 1997 February 28, 1997  May 31, 1996
                                              ------------ -----------------  ------------
Raw materials                                  $ 43,298         $ 48,299         $ 53,368
Work in process                                  52,572           47,113           58,308
Finished products                               292,830          253,096          312,873
                                               --------         --------         --------
                                                388,700          348,508          424,549
Less LIFO reserve                                90,703           89,061           93,002
                                               --------         --------         --------
                                                297,997          259,447          331,547
Display materials and factory supplies           42,750           44,164           44,924
                                               --------         --------         --------
Inventories                                    $340,747         $303,611         $376,471
                                               ========         ========         ========

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

As of May 31, 1997, February 28, 1997 and May 31, 1996 deferred costs and future payment commitments are included in the following financial statement captions:

                                  May 31, 1997   February 28, 1997    May 31, 1996
                                  ------------   -----------------    ------------
Prepaid expenses and other         $ 158,844          $ 161,601          $ 125,498
Other assets                         445,761            464,599            429,425
Other current liabilities            (25,703)           (51,153)           (58,544)
Other liabilities                    (48,951)           (54,199)           (31,135)
                                   ---------          ---------          ---------

                                   $ 529,951          $ 520,848          $ 465,244
                                   =========          =========          =========

Note E - Stock Options

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

Note F - Earnings Per Share

Income per share information is based on the average number of shares outstanding during each year. For the years presented, stock options do not have a material dilutive effect. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share". This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The Corporation plans to adopt this standard, as required, in fiscal year 1998. The Corporation is currently analyzing the effect of adopting the Statement.

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

Results of Operations
---------------------

Net sales of $475.1 million for the first quarter ended May 31, 1997 were up 8.4% over the same period in the prior year. The increase was due primarily to sales of everyday cards and accessories and other non-card products. Unit sales of greeting cards decreased 1% from the same period in the prior year.

Material, labor and other production costs were 34.0% of net sales for the quarter, down from 35.3% in the prior year. These improvements were due to generally overall improved cost controls.

Selling, distribution and marketing expenses were 43.2% of net sales for the quarter, up from 41.5% in the same period in the prior year. The increase is due to competitive costs and the timing of field sales costs.

Administrative and general expenses were $58.9 million for the quarter, up from $54.3 million for the same period in the prior year due primarily to the timing of expenses, and to a lesser extent, some costs associated with the conversion of information systems to be year 2000 compliant. The Corporation has established a task force to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and project plans, which may include the replacement of certain systems, are underway.

Interest expense decreased from the prior year by $1.8 million for the quarter due primarily to lower borrowing requirements resulting from the strong cash flow provided by operating activities.

The effective tax rate for the quarter was 34.5%, up from 33.5% in the prior year due to the decreased tax benefit from the corporate owned life insurance program.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for May 31, 1996 has been included.

Operations provided $2.7 million for the first three months, a $71.2 million improvement from the $68.5 million cash use for the same period last year. This improvement was due to the increase in net income, the improvement in receivables, improved management of payables, and reduced growth of deferred costs.

Accounts receivable decreased $23.1 million from February 28, 1997, compared to no change during the same period in the prior year, reflecting strong collections. Net accounts receivable were 16.0% of the prior twelve months' sales at May 31, 1997, compared to 17.6% at May 31, 1996.

Inventories increased by $36.4 million from February 28, 1997, compared to an increase of $41.9 million during the same period in the prior year. Inventories as a percent of the prior twelve months' material, labor, and other production costs improved to 42.0% at May 31, 1997, compared to 48.7% at May 31, 1996.

Investing activities used $9.1 million less cash for the three months than in the same period in the prior year, reflecting a lower level of capital spending. Financing activities provided $74.9 million less cash during the three months than in the same period in the prior year, due to lower borrowing requirements during the period compared to prior year.

Debt as a percentage of debt plus equity was 21.8% at May 31, 1997, a decrease from 27.1% in the prior year, reflecting the lower debt levels. On a per share basis, shareholders' equity increased from $16.74 at May 31, 1996 to $18.40 at May 31, 1997.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1997, the end of its preceding fiscal year, to May 31, 1997, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31, 1996, the end of the corresponding fiscal quarter last year, to May 31, 1997, except the changes discussed above and aside from normal seasonal fluctuations.

Prospective Information
-----------------------

Although management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation, the Corporation's future results could be negatively impacted by such factors as retail bankruptcies, a weak retail environment and competitive terms of sale offered to customers to expand and maintain business. Please see the Corporation's Form 10-K for the year ended February 28, 1997 for other risks and uncertainties that may affect future results.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     (a) Kentucky Department of Environmental Protection, Division of Waste Management, I.D. No. 1528-063. The Corporation received a Notice of Violation dated May 28, 1997, alleging that a release of hazardous waste occurred at the Corbin, Kentucky plant. A site investigation has commenced.

     (b) Custom Expression Royalty, Inc., et al. v. American Greetings Corporation, Case No. 3:97CV356-H, United States District Court, Northern District of North Carolina.

          On June 24, 1997, the above lawsuit was filed against the Corporation alleging a breach of fiduciary duties, breach of contract, and violation of the North Carolina trade practices act. The complaint arises out of the merger on July 16, 1992, between Custom Expressions, Inc. and American Greetings. The complaint alleges that American Greetings has acted unfairly by manipulating commercial dealings to benefit itself at the expense of Custom Expressions, Inc. and that American Greetings has failed to account for and pay royalties to Custom Expressions Royalty, Inc. under a related patent license agreement.

          The complaint seeks damages in the amount of at least $30 million, and treble damages for violation of North Carolina law.

          The Corporation denies the allegations and will vigorously defend against all of the claims.

Item 5.  Other Information
         -----------------

On June 19, 1997 the Corporation signed a binding letter agreement to sell principally all of the net assets of two subsidiaries, Acme Frame Products, a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories. The transaction is subject to customary conditions, including Hart-Scott-Rodino approval. As a result of the transaction, the Corporation expects to record a one-time pre-tax gain of approximately $22 million ($14 million after taxes) upon closing.

Also, on June 19, 1997, the Corporation's Board of Directors authorized the repurchase of up to 4.5 million shares of its stock (or about 6 percent of the current 75.2 million shares outstanding) over time on open market transactions.

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

                                  AMERICAN GREETINGS CORPORATION

                                  By:        /s/ Patricia L. Ripple
                                             --------------------------------
                                             Patricia L. Ripple
                                             Controller
                                             Chief Accounting Officer

July 14, 1997