Form 10-Q
period 1997-08-31
AMERICAN GREETINGS CORP
filed 1997-10-14
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         X        SECURITIES EXCHANGE ACT OF 1934
-----------------

For the quarterly period ended              August 31, 1997
                              -------------------------------------------------

                                       OR
                                       --

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----------------

For the transition period from                    to
                              --------------------  ---------------------------

                  Commission file number        0-502
                                             ------------

                         AMERICAN GREETINGS CORPORATION
             (Exact name of registrant as specified in its charter)

             Ohio                                       34-0065325
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)



One American Road, Cleveland, Ohio                        44144
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                             (216)  252-7300
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

Yes    X      No
   --------     --------

As of August 31, 1997, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                          Class A Common 69,246,504
                          Class B Common  4,384,155

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------
PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  Financial Statements........................................   1

         Item 2.  Management's Discussion and Analysis.........................  7


PART II - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings............................................  9

         Item 4.  Submission of Matters to a Vote of Security Holders.......... 10

         Item 6.  Exhibits and Reports on Form 8-K............................. 10


SIGNATURES..................................................................... 11
---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                (Thousands of dollars except per share amounts)

                                                             (Unaudited)
                                                          Six Months Ended
                                                             August 31,
                                                        1997           1996
                                                    ------------    ------------
Net sales                                           $    959,801    $    904,748
Other income                                               4,501           4,403
                                                    ------------    ------------
    Total revenue                                        964,302         909,151

Costs and expenses:
    Material, labor and other production costs           349,410         342,926
    Selling, distribution and marketing                  421,091         377,749
    Administrative and general                           118,756         114,264
    Non-recurring gain                                   (22,125)             --
    Interest                                              11,130          15,264
                                                    ------------    ------------
       Total costs and expenses                          878,262         850,203
                                                    ------------    ------------
Income before income taxes                                86,040          58,948
Income taxes                                              29,684          19,747
                                                    ------------    ------------
       Net income                                   $     56,356    $     39,201
                                                    ============    ============
Net income per share                                $       0.75    $       0.52
                                                    ============    ============
Dividends per share                                 $       0.35    $       0.33
                                                    ============    ============
Average number of common shares outstanding           74,775,937      74,752,729
                                                    ============    ============


                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                             (Unaudited)
                                                         Three Months Ended
                                                             August 31,
                                                    ----------------------------
                                                        1997           1996
                                                    ------------    ------------
Net sales                                           $    484,742    $    466,536
Other income                                               2,224           2,488
                                                    ------------    ------------
    Total revenue                                        486,966         469,024

Costs and expenses:
    Material, labor and other production costs           187,936         188,259
    Selling, distribution and marketing                  216,101         195,958
    Administrative and general                            59,888          59,947
    Non-recurring gain                                   (22,125)             --
    Interest                                               5,322           7,674
                                                    ------------    ------------
       Total costs and expenses                          447,122         451,838
                                                    ------------    ------------
Income before income taxes                                39,844          17,186
Income taxes                                              13,747           5,757
                                                    ------------    ------------
       Net income                                   $     26,097    $     11,429
                                                    ============    ============
Net income per share                                $       0.35    $       0.15
                                                    ============    ============
Dividends per share                                 $       0.18    $       0.17
                                                    ============    ============
Average number of common shares outstanding           74,424,152      74,769,491


                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                   (Unaudited)                 (Unaudited)
                                                  Aug. 31, 1997 Feb. 28, 1997 Aug. 31, 1996
                                                  ------------- ------------- -------------
ASSETS
 Current assets
 Cash and equivalents                                $   38,606   $   35,050   $   26,565
 Trade accounts receivable, less allowances
    of $73,112, $137,120 and $83,561, respectively
    (principally for sales returns)                     367,185      375,324      389,623
 Total inventories                                      339,563      303,611      390,112
 Deferred income taxes                                   86,692      100,732       85,105
Prepaid expenses and other                              183,469      190,174      170,442
                                                     ----------   ----------   ----------
             Total current assets                     1,015,515    1,004,891    1,061,847
Other assets                                            602,250      667,442      631,322

Property, plant and equipment - at cost                 915,025      920,194      878,606
Less accumulated depreciation                           473,135      457,407      433,324
                                                     ----------   ----------   ----------
Property, plant and equipment - net                     441,890      462,787      445,282
                                                     ----------   ----------   ----------
                                                     $2,059,655   $2,135,120   $2,138,451
                                                     ==========   ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
 Debt due within one year                            $  159,372   $  133,171   $  283,488
 Accounts payable and accrued liabilities               159,927      157,628      144,761
 Accrued compensation and benefits                       55,500       82,569       61,943
 Income taxes                                            13,746        5,475        2,852
 Other current liabilities                               22,144       63,900       61,416
                                                     ----------   ----------   ----------
             Total current liabilities                  410,689      442,743      554,460

Long-term debt                                          211,005      219,639      236,124
Other liabilties                                         58,282       67,839       51,976
Deferred income taxes                                    40,938       43,244       44,534
Shareholders' equity                                  1,338,741    1,361,655    1,251,357
                                                     ----------   ----------   ----------
                                                     $2,059,655   $2,135,120   $2,138,451
                                                     ==========   ==========   ==========


               See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                               (Unaudited)
                                                           Six Months Ended
                                                               August 31,
                                                        ----------------------
                                                           1997        1996
                                                        ---------    ---------
OPERATING ACTIVITIES:
     Net income                                         $  56,356    $  39,201
     Adjustments to reconcile to net cash
     provided (used) by operating activities:
         Non-recurring gain                               (22,125)          --
         Depreciation                                      33,688       31,862
         Deferred income taxes                             11,764       17,235
         Change in operating assets and liabilities       (84,609)    (193,842)
         Other - net                                        2,054        4,380
                                                        ---------    ---------
         Cash Used by Operating Activities                 (2,872)    (101,164)

INVESTING ACTIVITIES:
     Proceeds from divestiture                             82,000           --
     Property, plant & equipment additions                (23,578)     (39,272)
     Investment in corporate-owned life insurance           4,406        4,350
     Other - net                                             (372)     (10,292)
                                                        ---------    ---------
         Cash Provided (Used) by Investing Activities      62,456      (45,214)

FINANCING ACTIVITIES:
     Increase in long-term debt                            21,347        8,550
     Reduction of long-term debt                           (3,478)      (9,115)
     Increase in short-term debt                            6,613      166,832
     Sale of stock under benefit plans                      7,021        1,706
     Purchase of treasury shares                          (61,326)        (513)
     Dividends to shareholders                            (26,205)     (24,647)
                                                        ---------    ---------
         Cash (Used) Provided by Financing Activities     (56,028)     142,813
                                                        ---------    ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 3,556       (3,565)
         Cash and Equivalents at Beginning of Year         35,050       30,130
                                                        ---------    ---------
         Cash and Equivalents at End of Period          $  38,606    $  26,565
                                                        =========    =========


                 See notes to consolidated financial statements.

\

                         AMERICAN GREETINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of dollars)


Six Months Ended August 31, 1997 and 1996

Note A - Basis of Presentation
------------------------------

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q. Although they are unaudited, the Corporation believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been made.

Note B - Seasonal Nature of Business
------------------------------------

The Corporation's business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note C - Non-Recurring Gain
---------------------------

On August 12, 1997, the Corporation divested the net assets of two subsidiaries, Acme Frame Products, Inc., a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories. As a result of the transaction, the Corporation recorded a one-time pre-tax gain of $22,125 ($13,192 net of tax, or $.18 per share).

Note D - Inventories
--------------------

Components of inventories are as follows:


                                               August 31,       February        August 31,
                                                 1997           28, 1997           1996
                                               ----------       --------        ----------
Raw materials                                  $ 38,230         $ 48,299         $ 50,886
Work in process                                  39,773           47,113           51,650
Finished products                               311,144          253,096          337,578
                                               --------         --------         --------
                                                389,147          348,508          440,114
Less LIFO reserve                                90,217           89,061           93,652
                                               --------         --------         --------
                                                298,930          259,447          346,462
Display materials and factory supplies           40,633           44,164           43,650
                                               --------         --------         --------
Inventories                                    $339,563         $303,611         $390,112
                                               ========         ========         ========

Note E - Deferred Costs
-----------------------

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

As of August 31, 1997, February 28, 1997 and August 31, 1996 deferred costs and future payment commitments are included in the following financial statement captions:

                                    August 31,         February           August 31,
                                      1997             28, 1997             1996
                                    ----------         --------           ----------
Prepaid expenses and other         $ 154,313          $ 161,601          $ 137,686
Other assets                         409,106            464,599            439,961
Other current liabilities            (22,145)           (51,153)           (61,416)
Other liabilities                    (45,454)           (54,199)           (36,311)
                                   ---------          ---------          ---------
                                   $ 495,820          $ 520,848          $ 479,920
                                   =========          =========          =========

Note F - Stock Options
----------------------

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

Note G - Recently Issued Accounting Standards
---------------------------------------------

During the first half of calendar 1997, the Financial Accounting Standards Board issued final statements that change the method for calculating and reporting earnings per share (EPS), that require the disclosure of total comprehensive income, and that change the method for determining and reporting business segment information. The Corporation will adopt Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, in fiscal 1998. The Corporation will adopt the disclosure requirements of SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1999. The Corporation is currently assessing the impact of these statements.

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

Results of Operations
---------------------

Net sales of $484.7 million for the second quarter and $959.8 million for the six months ended August 31, 1997 were up 3.9% and 6.1%, respectively, over the same periods in the prior year. The increases were due primarily to sales of everyday cards and accessories, which more than offset the decrease in sales resulting from the divestiture of the Acme Frame Products, Inc. and Wilhold, Inc. subsidiaries on August 12, 1997. Unit sales of greeting cards increased 1% over the same period in the prior year for the quarter and were flat with the prior year for the six months. The unit sales increases are due to increased everyday card volume.

Material, labor and other production costs were 38.8% of net sales for the quarter, compared to 40.4% for the second quarter last year and 36.4% for the six months, down from 37.9% in the same period last year. These decreases reflect the strength of everyday card sales, which have higher margins than other product categories.

Selling, distribution and marketing expenses were 44.6% of net sales for the quarter, compared to 42.0% in the same period in the prior year. For the six month period, selling, distribution and marketing expenses were 43.9% of net sales, up from 41.8% in the prior year. These increases were due primarily to higher amortization of competitive costs.

Administrative and general expenses were $59.9 million for the second quarter, flat with $59.9 million for the same period in the prior year. For the six months, administrative and general expenses were $118.8 million, up from $114.3 million in the prior year. The increase from prior year is due to costs related to the conversion of information systems to be year 2000 compliant. During the second quarter, these costs were offset by lower expenses in other areas.

A non-recurring gain of $22.1 million ($13.2 million net of tax, or $.18 per share) was recorded during the quarter for the divestiture of the net assets of two subsidiaries, Acme Frame Products, Inc., a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories.

Interest expense decreased from the prior year by $2.4 million for the quarter and by $4.1 million for the six months. These decreases were due primarily to lower borrowing requirements resulting from the strong cash flow provided by operating and investing activities.

The effective tax rate for the second quarter and six months was 34.5%, up from 33.5% in the prior year due to the decreased tax benefit from the corporate owned life insurance program.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for August 31, 1996 has been included.

Operations used $2.9 million for the first six months of the fiscal year, an improvement of $98.3 million from the same period last year. This improvement was due to the reduced growth of deferred costs and trade accounts receivable, as well as improved management of accounts payable.

Accounts receivable increased $12.5 million from February 28, 1997, compared to an increase of $37.3 million during the same period in the prior year. This slower growth was attained despite the increase in net sales year-to-year, due to strong cash collections. Net accounts receivable were 16.6% of the prior twelve months' sales at August 31, 1997, compared to 19.1% at August 31, 1996.

Inventories increased by $59.2 million from February 28, 1997, compared to an increase of $54.7 million during the same period in the prior year. Inventories as a percent of the prior twelve months' material, labor, and other production costs were 41.8% at August 31, 1997, an improvement from 49.4% at August 31, 1996.

Investing activities provided $62.5 million in cash for the six months, including $82.0 million in proceeds from the divestiture of subsidiaries. Excluding these proceeds, investing activities used $19.5 million for the six months, an improvement of $25.7 million from the prior year, reflecting a lower level of capital spending. Financing activities used $56.0 million for the six months compared to providing $142.8 million during the same period in the prior year. The current period use includes $59.7 million expended to purchase 1.7 million shares of the Corporation's common stock. Financing activities in the prior year period included higher short-term borrowings required to meet higher working capital requirements.

Debt as a percentage of debt plus equity was 21.7% at August 31, 1997, a decrease from 29.3% at August 31, 1996, reflecting the significant improvement in cash flow. On a per share basis, shareholders' equity increased from $16.73 per share at August 31, 1996 to $18.18 at August 31, 1997.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1997, the end of its preceding fiscal year, to August 31, 1997, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31, 1996, the end of the corresponding fiscal quarter last year, to August 31, 1997, except the changes discussed above and aside from normal seasonal fluctuations.

Prospective Information
-----------------------

Although management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation, the Corporation's future results could be negatively impacted by such factors as retail bankruptcies, a weak retail environment, loss of retail accounts and competitive terms of sale offered to customers to expand or maintain business. Please see the Corporation's Form 10-K for the year ended February 28, 1997 for other risks and uncertainties that may affect future results.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         (a) J.E. and Z.B. Butler Foundation, Inc. v. American Greetings Corporation, et al.

                  This class action, securities lawsuit against the Corporation and certain of its officers has been settled. The Court approved the settlement on August 18, 1997 and entered the Final Judgment and Order of Dismissal. The attorneys representing the plaintiff class are responsible for claims administration and distribution of the Settlement Fund.

         (b)      Kentucky Department of Environmental Protection

                  The Corporation has settled the Notices of Violation dated April and May, 1997, alleging that a release of hazardous waste occurred at the Corbin, Kentucky plant. The Corporation is in the process of conducting an on-site clean up under procedures approved by the Kentucky Department of Environmental Protection. The cost of the clean up will not be material and has been fully provided in the Corporation's financial results.

         (c) Custom Expression Royalty, Inc. et al. v. American Greetings Corporation

                  There have been no material developments in this proceeding since it was reported in the Corporation's Form 10-Q for the period ending May 31, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Annual Meeting of Shareholders of the Corporation was held on June 27, 1997.

         (b) The following individuals were elected to Class II of the Corporation's Board of Directors with term expiring in 2000:
                  Albert B. Ratner, Harry H. Stone and Edward Fruchtenbaum.

                  The following individuals are continuing directors with term expiring in 1998 (Class III): Scott S. Cowen, Irving I. Stone and Milton A. Wolf.

                  The following individuals are continuing directors with term expiring in 1999 (Class I): Herbert H. Jacobs, Jeanette Sarkisian Wagner and Morry Weiss.

         (c)-1 The vote total was as follows for the election of directors (Class II):

                Nominee                     Votes For           Votes Withheld
                -------                     ---------           --------------
                Albert B. Ratner            103,880,936         2,111,226
                Harry H. Stone              103,349,189         2,642,973
                Edward Fruchtenbaum         103,821,423         2,170,739

       (c)-2 A proposal to approve the 1997 Equity and Performance Incentive Plan was approved by the shareholders. The vote was as follows:

                Affirmative                 70,594,242
                Negative                    28,562,002
                Abstain                        495,365

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




                                       AMERICAN GREETINGS CORPORATION

                                       By:        /s/ Patricia L. Ripple
                                                  ----------------------
                                                  Patricia L. Ripple
                                                  Controller
                                                  Chief Accounting Officer


October 14, 1997