Form 10-Q
period 1997-11-30
AMERICAN GREETINGS CORP
filed 1998-01-14
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     X      EXCHANGE ACT OF 1934
------------

For the quarterly period ended           November 30, 1997
                               -------------------------------------------------

                                       OR
                                       --

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------------

For the transition period from                         to
                              -------------------------  -----------------------

                          Commission file number    0-502
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

Yes  X    No
   -----     -----

As of November 30, 1997, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                          Class A Common    68,459,020
                          Class B Common     4,333,271

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                            Page
                                                                           Number
                                                                           ------

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  Financial Statements........................................1

         Item 2.  Management's Discussion and Analysis........................7


PART II - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings...........................................9

         Item 6.  Exhibits and Reports on Form 8-K............................9


SIGNATURES...................................................................10
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)


                                                          (Unaudited)
                                                       Nine Months Ended
                                                          November 30,
                                                 ----------------------------
                                                      1997           1996
                                                 ------------    ------------

Net sales                                        $  1,599,456    $  1,552,471
Other income                                            7,623           7,754
                                                 ------------    ------------
    Total revenue                                   1,607,079       1,560,225

Costs and expenses:
    Material, labor and other production costs        591,741         593,081
    Selling, distribution and marketing               633,784         595,005
    Administrative and general                        179,509         175,392
    Non-recurring gain                                (22,125)           --
    Interest                                           17,462          23,539
                                                 ------------    ------------
       Total costs and expenses                     1,400,371       1,387,017
                                                 ------------    ------------

Income before income taxes                            206,708         173,208
Income taxes                                           71,314          59,410
                                                 ------------    ------------

       Net income                                $    135,394    $    113,798
                                                 ============    ============

Net income per share                             $       1.82    $       1.52
                                                 ============    ============

Dividends per share                              $       0.53    $       0.50
                                                 ============    ============


Average number of common shares outstanding        74,324,220      74,780,755


     See notes to condensed consolidated financial statements (unaudited).

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)


                                                                        (Unaudited)
                                                                     Three Months Ended
                                                                        November 30,
                                                                 --------------------------
                                                                      1997          1996
                                                                 ------------  ------------

Net sales                                                        $    639,655  $    647,723
Other income                                                            3,122         3,351
                                                                 ------------  ------------
    Total revenue                                                     642,777       651,074

Costs and expenses:
    Material, labor and other production costs                        242,331       250,155
    Selling, distribution and marketing                               212,693       217,256
    Administrative and general                                         60,753        61,128
    Interest                                                            6,332         8,275
                                                                 ------------  ------------
       Total costs and expenses                                       522,109       536,814
                                                                 ------------  ------------

Income before income taxes                                            120,668       114,260
Income taxes                                                           41,630        39,663
                                                                 ------------  ------------

       Net income                                                $     79,038  $     74,597
                                                                 ============  ============

Net income per share                                             $       1.07  $       1.00
                                                                 ============  ============

Dividends per share                                              $       0.18  $       0.17
                                                                 ============  ============


Average number of common shares outstanding                        73,420,783    74,836,808

     See notes to condensed consolidated financial statements (unaudited).

                         AMERICAN GREETINGS CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                        (Unaudited)                   (Unaudited)
                                                        Nov. 30, 1997  Feb. 28, 1997  Nov. 30, 1996
                                                        ------------   ------------   ------------
ASSETS

Current assets
   Cash and equivalents                                 $     31,220   $     35,050   $     35,830
   Trade accounts receivable, less allowances
     of $140,245, $137,120 and $137,355, respectively
     (principally for sales returns)                         581,763        375,324        621,942
   Total inventories                                         283,113        303,611        338,300
   Deferred income taxes                                     101,393        100,732        104,103
   Prepaid expenses and other                                207,769        190,174        176,284
                                                        ------------   ------------   ------------
              Total current assets                         1,205,258      1,004,891      1,276,459

Other assets                                                 665,693        667,442        601,475

Property, plant and equipment - at cost                      917,396        920,194        888,556
Less accumulated depreciation                                482,127        457,407        447,531
                                                        ------------   ------------   ------------
Property, plant and equipment - net                          435,269        462,787        441,025
                                                        ------------   ------------   ------------
                                                        $  2,306,220   $  2,135,120   $  2,318,959
                                                        ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                             $    286,106   $    133,171   $    340,677
   Accounts payable and accrued liabilities                  136,845        157,628        142,371
   Accrued compensation and benefits                          68,056         82,569         76,002
   Income taxes                                               33,342          5,475         32,790
   Other current liabilities                                  56,124         63,900         60,095
                                                        ------------   ------------   ------------
              Total current liabilities                      580,473        442,743        651,935

Long-term debt                                               214,134        219,639        255,250
Other liabilities                                            100,723         67,839         48,260
Deferred income taxes                                         39,950         43,244         43,984
Shareholders' equity                                       1,370,940      1,361,655      1,319,530
                                                        ------------   ------------   ------------
                                                        $  2,306,220   $  2,135,120   $  2,318,959
                                                        ============   ============   ============

     See notes to condensed consolidated financial statements (unaudited).

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                                (Unaudited)
                                                             Nine Months Ended
                                                               November 30,
                                                        ----------------------------
                                                             1997            1996
                                                        ------------    ------------

OPERATING ACTIVITIES:
     Net income                                         $    135,394    $    113,798
     Adjustments to reconcile to net cash
     provided (used) by operating activities:
         Non-recurring gain                                  (22,125)           --
         Depreciation                                         49,601          47,936
         Deferred income taxes                                (3,874)         (2,346)
         Change in operating assets and liabilities,
            net of effect from divestiture                  (252,750)       (306,358)
         Other - net                                           5,970           6,499
                                                        ------------    ------------
         Cash Used by Operating Activities                   (87,784)       (140,471)

INVESTING ACTIVITIES:
     Proceeds from divestiture                                82,000            --
     Property, plant & equipment additions                   (37,608)        (50,291)
     Investment in corporate-owned life insurance              3,196           3,747
     Other - net                                                 205          (7,658)
                                                        ------------    ------------
         Cash Provided (Used) by Investing Activities         47,793         (54,202)

FINANCING ACTIVITIES:
     Increase in long-term debt                               37,048          12,778
     Reduction of long-term debt                              (3,512)         (2,987)
     Increase in short-term debt                             127,794         224,252
     Sale of stock under benefit plans                        10,616           4,360
     Purchase of treasury shares                             (96,645)           (625)
     Dividends to shareholders                               (39,140)        (37,405)
                                                        ------------    ------------
         Cash Provided by Financing Activities                36,161         200,373
                                                        ------------    ------------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS                   (3,830)          5,700


         Cash and Equivalents at Beginning of Year            35,050          30,130
                                                        ------------    ------------
         Cash and Equivalents at End of Period          $     31,220    $     35,830
                                                        ============    ============

     See notes to condensed consolidated financial statements (unaudited).

                         AMERICAN GREETINGS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Thousands of dollars)


Nine Months Ended November 30, 1997 and 1996

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

Note C - Non-Recurring Gain
---------------------------

On August 12, 1997, the Corporation divested the net assets of two subsidiaries, Acme Frame Products, a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories. As a result of the transaction, the Corporation recorded a one-time pre-tax gain of $22,125 ($13,192 net of tax, or $.18 per share).

Note D - Inventories
--------------------

Components of inventories are as follows:

                                         November 30,   February 28,   November 30,
                                             1997           1997           1996
                                         ------------   ------------   ------------
Raw materials                            $     36,282   $     48,299   $     49,730
Work in process                                28,727         47,113         43,422
Finished products                             270,725        253,096        292,950
                                         ------------   ------------   ------------
                                              335,734        348,508        386,102
Less LIFO reserve                              90,618         89,061         93,844
                                         ------------   ------------   ------------
                                              245,116        259,447        292,258
Display materials and factory supplies         37,997         44,164         46,042
                                         ------------   ------------   ------------
Total inventories                        $    283,113   $    303,611   $    338,300
                                         ============   ============   ============

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

As of November 30, 1997, February 28, 1997 and November 30, 1996 deferred costs and future payment commitments are included in the following financial statement captions:


                             November 30,    February 28,    November 30,
                                1997             1997            1996
                             ------------    ------------    ------------
Prepaid expenses and other   $    175,411    $    161,601    $    145,791
Other assets                      477,020         464,599         410,175
Other current liabilities         (56,124)        (51,153)        (60,095)
Other liabilities                 (87,440)        (54,199)        (32,852)
                             ------------    ------------    ------------
                             $    508,867    $    520,848    $    463,019
                             ============    ============    ============


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

Note G - Recently Issued Accounting Standards
---------------------------------------------

During calendar 1997, the Financial Accounting Standards Board issued final statements that change the method for calculating and reporting earnings per share (EPS), that require the disclosure of total comprehensive income, and that change the method for determining and reporting business segment information. The Corporation is required to adopt Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share, during the fourth quarter of fiscal 1998. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

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

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

Results of Operations
---------------------

Net sales of $639.7 million for the third quarter were down 1.2% but were up 3.0% for the nine months ended November 30, 1997, to $1,599.5 million. The decrease for the quarter reflects the divestiture of the net assets of Acme Frame Products, Inc., a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories, on August
12, 1997. The increase for the nine months was due primarily to continued strong sales of everyday cards, which more than offset the decrease in sales resulting from the divestiture. Unit sales of greeting cards,after being flat with the prior year for the six months, increased 2% over the same period in the prior year for the quarter, due to the strength of Christmas shipments.

Material, labor and other production costs were 37.9% of net sales for the quarter, down from 38.6% for the third quarter last year due to the divestiture of the business units with lower margins. For the nine month period, material, labor, and other production costs were 37.0% of net sales, down from 38.2% in the same period last year. This decrease in the year to date results reflects the strength of everyday card sales, which have higher margins than non-card product.

For the nine month period, selling, distribution and marketing expenses were 39.6% of net sales, up from 38.3% in the prior year. The increase for the nine month period was due primarily to higher amortization of competitive costs. These costs moderated somewhat during the third quarter and selling, distribution and marketing expenses were 33.3% of net sales, compared to 33.5% in the same quarter in the prior year.

Administrative and general expenses were $60.8 million for the third quarter, down slightly from $61.1 million for the same period in the prior year. For the nine months, administrative and general expenses were $179.5 million, up from $175.4 million in the prior year. The increase from prior year is due to costs related to the conversion of information systems to be year 2000 compliant. During the third quarter, these costs were offset by lower expenses in other areas.

The non-recurring gain of $22.1 million ($13.2 million net of tax, or $.18 per share) was for the divestiture of the net assets of Acme Frame Products, Inc. and Wilhold, Inc.

Interest expense continued the trend of the first six months, decreasing from the prior year by $1.9 million for the quarter and by $6.1 million for the nine months. These decreases were due primarily to lower borrowing requirements resulting from the strong cash flow provided by operating and investing activities.

The effective tax rate for the nine months was 34.5%, in line with the 34.3% in the prior year.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for November 30, 1996 has been included.

Operations used $87.8 million for the first nine months of the fiscal year, an improvement of $52.7 million from the same period last year. This improvement was due to the reduced growth of both deferred costs and trade account receivables.

Accounts receivable, net of effect from divestiture, increased $228.7 million from February 28, 1997, down from an increase of $267.2 million during the same period in the prior year, due to strong cash collections. Net accounts receivable were 26.3% of the prior twelve months' sales at November 30, 1997, compared to 27.0% at November 30, 1996.

Inventories, net of effect from divestiture, increased only $5.2 million from February 28, 1997, after decreasing $1.1 million during the same period in the prior year, reflecting the Corporation's continued emphasis on inventory management. Inventories as a percent of the prior twelve months' material, labor, and other production costs were 35.2% at November 30, 1997, an improvement from 42.7% at November 30, 1996.

Investing activities provided $47.8 million in cash for the nine months, including $82.0 million in proceeds from the divestiture. Excluding these proceeds, investing activities used $34.2 million for the nine months, an improvement of $20.0 million from the prior year, reflecting a lower level of capital spending. Financing activities provided $36.2 million for the nine months compared to providing $200.4 million during the same period in the prior year. The current period includes $95.9 million expended on purchasing 2.7 million shares of the Corporation's common stock as part of the Corporation's share repurchase program. Financing activities in the prior year period included higher short-term borrowings required to meet higher working capital requirements.

Debt as a percentage of debt plus equity was 26.7% at November 30, 1997, a decrease from 31.1% at November 30, 1996, reflecting the significant improvement in cash flow. On a per share basis, shareholders' equity increased from $17.62 per share at November 30, 1996 to $18.83 at November 30, 1997.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1997, the end of its preceding fiscal year, to November 30, 1997, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30, 1996, the end of the corresponding fiscal quarter last year, to November 30, 1997, except the changes discussed above and aside from normal seasonal fluctuations.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     (a) Thorntons Plc. v. Carlton Cards Limited, in the High Court of Justice, Queen's Bench Division, Birmingham District Registry, 1997 No. ML40017A

          In December 1995, Thorntons Plc. filed suit in the United Kingdom claiming breach of contract arising out of the discontinuance of 29 franchise agreements after the sale of Carlton Cards Limited's retail stores to Clinton Cards in September 1995. Trial on the issue of liability began on September 30, 1997, resulting in a judgment in Carlton's favor. Thorntons has appealed. An appeal is not likely to be heard until calendar 1999.

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


January 14, 1998