Form 10-K
period 1998-02-28
AMERICAN GREETINGS CORP
filed 1998-05-14
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                                  Commission File
Ended February 28, 1998                              Number 1-13859
      -----------------                                     -------

                         AMERICAN GREETINGS CORPORATION
               -------------------------------------------------
               (Exact name of registrant as specified in Charter)

          OHIO                                          34-0065325
------------------------                              ----------------
(State of incorporation)                              (I.R.S. Employer
                                                     Identification No.)

  One American Road , Cleveland, Ohio                      44144
-----------------------------------------              ---------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number,including area code   (216)  252-7300
                                                    ----------------

          Securities registered pursuant to Section 12 (b) of the Act:


                     Class A Common Shares, Par Value $1.00


          Securities registered pursuant to Section 12 (g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 1998 - $3,502,834,313

                 Number of shares outstanding as of May 1, 1998:

                           CLASS A COMMON - 71,411,970
                           CLASS B COMMON - 6,066,096

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement filed with the Securities and Exchange Commission on May 13 , 1998 with respect to the 1998 Annual Meeting of Shareholders called for June 26, 1998, are incorporated by reference into Part III.

                                     PART I
Item 1.  Business

                  American Greetings Corporation and its subsidiaries operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, paper party goods, candles, balloons, stationery and giftware are manufactured and/or sold in the United States by American Greetings Corporation, Plus Mark, Inc., Carlton Cards Retail, Inc., and Quality Greeting Card Distributing Company; in Canada by Carlton Cards Limited; in the United Kingdom by Carlton Cards Limited and Carlton Cards Ltd. (Ireland); in France by Carlton Cards (France) SNC; in Mexico by Carlton Mexico, S.A. de C.V. ; in Australia by John Sands (Australia) Ltd.; in New Zealand by John Sands (N.Z.) Ltd.; and in South Africa by S.A. Greetings Corporation (PTY) Ltd. (80% owned). Personalized greeting cards are sold through CreataCard machines by CreataCard, Inc. in the United States, by CreataCard Canada, Inc. in Canada and by CreataCard (UK) Ltd. in the United Kingdom. CreataCard Interactive, Inc. markets e-mail greetings, personalized greeting cards and other social expression products through the Corporation's website www.americangreetings.com, co-branded websites and on-line services. CreataCard Interactive, Inc. also provides design and verse content which is included in various CD-Rom software products for use on personal computers. Magnivision, Inc. produces and sells non-prescription reading glasses and eyeware accessories, and Learning Horizons distributes supplemental educational products. Design licensing and character licensing are done by AGC, Inc. and Those Characters From Cleveland, Inc., respectively. AG Industries, Inc. manufactures custom display fixtures for the Corporation's products and products of others. (Although other subsidiaries of American Greetings Corporation exist, they are either inactive, of minor importance or of a holding company nature.)

                  In March 1998, the Corporation acquired Camden Graphics Group in the United Kingdom. In May 1998, the Corporation acquired Hanson White Ltd., also in the United Kingdom. While the acquisition of these greeting card companies combined with Carlton Cards Limited gives the Corporation a strong position with the second-largest market share in the UK, the impact on the Corporation's results as a whole will not be material.

                  Many of the Corporation's products are manufactured at common production facilities and marketed by a common sales force. Marketing and manufacturing functions in the United States and Canada are combined; dual priced cards are produced and distributed in both countries. Information concerning sales by major product classifications is included in Part II, Item
7. Additionally, information by geographic area is included in Note M to the Consolidated Financial Statements included in Part II, Item 8.

                  The Corporation's products are primarily sold in about 100,000 retail outlets worldwide. In addition, the Corporation licenses its designs to various foreign licensees, so that in total, the Corporation's products and designs are available in more than 84 nations around the world. The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 500 companies in this industry. The Corporation's principal competitors, however, are Hallmark Cards, Incorporated and Gibson Greetings, Inc. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second largest company in the industry and the largest publicly owned company in the industry.

                  The greeting card and gift wrap industry is generally mature. Total unit sales of greeting cards increased 1% in 1998 after increasing 2% in 1997.

                  Production of the Corporation's products is generally on a level basis throughout the year. Everyday inventories remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine's Day, Easter, Mother's Day, Father's Day and Graduation. Also characteristic of the business, accounts receivable for seasonal merchandise are carried for relatively long periods, as product is normally shipped three to five months prior to a holiday. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. The Corporation and many of its competitors sell seasonal greeting cards with the right of return.

                  During the fiscal year, the Corporation experienced no difficulty in obtaining raw materials from suppliers.

                  At February 28, 1998, the Corporation employed approximately 15,000 full-time employees and approximately 20,600 part-time employees which, when jointly considered, equate to approximately 20,400 full-time employees. Approximately 3,400 of the Corporation's hourly plant employees are unionized, of which approximately 2,500 are covered by the following collective bargaining agreements:

         Union                                      Plant Location                   Contract Expiration Date
----------------------------                   -----------------------------         ------------------------
International Brotherhood                      Bardstown, Kentucky                            4/15/03
of Teamsters                                   Corbin, Kentucky                              12/01/02

Amalgamated Clothing &                         Greeneville, Tennessee                        10/20/98
Textile Workers Union                          (Plus Mark)

Communication, Energy                          Toronto, Ontario                               1/31/98
and Paperworkers                               Canada (Carlton Cards Limited)               (continued
                                                                                           negotiations)

                  Other locations with unions are Cleveland, Ohio, the United Kingdom, Mexico, Australia, New Zealand, and South Africa. The Corporation's headquarters and other manufacturing locations are not unionized.

                  While labor relations at each location have generally been satisfactory, unionized employees at the Corporation's Bardstown, Kentucky plant initiated a ten-day work stoppage that ended April 30, 1998 under an amended five-year contract. There was no impact on sales attributable to the work stoppage. Also, contract negotiations continue at the Toronto, Canada manufacturing and distribution facilities.

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

                  In fiscal 1998, the Corporation's major channel of distribution continues to be mass retail (which is comprised of mass merchandisers, chain drug stores and supermarkets), where it is the social expression industry leader. Other major channels of distribution include card and gift shops, combo stores (stores combining food, general merchandise and drug items), military post exchanges, variety stores, and department stores.

                  Sales to the Corporation's five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 32.6% of net sales in fiscal 1998. Sales to retail customers are made through 22 sales offices in the United States, Canada, United Kingdom, Australia, New Zealand, France, Mexico and South Africa.

                  The Corporation has agreements with various customers for the supply of greeting cards and related products. Contracts are separately negotiated to meet competitive situations; therefore, while some aspects of the agreements may be the same or similar, important contractual terms often vary from contract to contract. No one contract is significant to the Corporation's financial position. Under the agreements, customers typically receive allowances, discounts and/or advances in consideration for the Corporation being allowed to supply customers' stores for a stated term and/or specify a minimum sales volume commitment.

Some of these competitive agreements have been negotiated with customers covering a period following that covered by current agreements and requiring the Corporation to make advances prior to the start of such future period. The Corporation views the use of such agreements as advantageous in developing and maintaining business with retail customers. Although risk is inherent in the granting of advances, payments and credits, the Corporation subjects such customers to its normal credit review. Losses attributable to these agreements have historically not been material. Advances, payments and credits made under these agreements are accounted for as deferred costs. The current and long-term portions of such deferred costs, including future payment commitments, are disclosed in Note F to the Consolidated Financial Statements included in Part II, Item 8. Note F also discusses the amortization policy. The Corporation believes that these agreements represent a common practice within the industry. Since Hallmark Cards, one of the Corporation's two principal competitors, is a non-public company, public disclosure of its practices has been limited. Gibson Greetings, the Corporation's other principal competitor and a public company, has made comparable disclosures with respect to such agreements.

                  The operations of the Corporation, like those of other companies in our industry, are subject to various federal, state and local environmental laws and regulation. These laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities and costs. The Corporation believes it conducts its operations in compliance with applicable environmental laws and regulations and has implemented various programs designed to protect the environment and ensure continued compliance. The costs associated with these compliance and remediation efforts have not and are not expected to have a material adverse effect on the financial condition, cash flows, or operating results of the Corporation.

Item 2.  Properties

                  As of February 28, 1998, the Corporation owns or leases approximately 16.2 million square feet of plant, warehouse, store and office space, of which approximately 5.8 million square feet are leased. Space needs in the United States have been met primarily through long-term leases of properties constructed and financed by community development corporations and municipalities.

                  The following table summarizes the principal plants and materially important physical properties of the Corporation:

                                                                  Expiration
                                Approximate Square                  Date of
                                   Feet Occupied                   Material           Principal
Location                     Owned              Leased              Leases            Activity
-----------------        -------------      --------------      --------------       ---------
Cleveland,                   1,635,000                                               International headquarters;
Ohio                                                                                 general offices of U.S. Greeting
                                                                                     Card Division, Plus Mark, Inc., AG
                                                                                     Industries, Inc., Carlton Cards Retail,
                                                                                     Inc., CreataCard Inc., CreataCard
                                                                                     Interactive, Inc., Learning Horizons,
                                                                                     Inc., and AGC, Inc.; creation and design
                                                                                     of greeting cards, gift wrap, paper
                                                                                     party goods, candles, balloons,
                                                                                     stationery and giftware

Bardstown,                     413,500                                               Cutting, folding, finishing, and
Kentucky                                                                             packaging of greeting cards

Corbin,                      1,010,000                                               Printing of greeting cards,
Kentucky                                                                             gift wrapping and paper party
                                                                                     goods and manufacture of
                                                                                     other related products
Danville,                                        1,374,000           2001            Distribution of everyday greeting
Kentucky                                                                             cards and related products

Harrisburg,                                        417,000           2007            Warehousing for seasonal
Arkansas                                                                             greeting cards and related
                                                                                     products

Lafayette,                     194,000                                               Manufacture of envelopes
Tennessee                                                                            for greeting cards and
                                                                                     packaging of cards


McCrory,                                           771,000           2005            Order filling and shipping of
Arkansas                                                                             everyday and seasonal
                                                                                     products

                                                                 Expiration
                                  Approximate Square              Date of
                                    Feet Occupied                 Material           Principal
Location                     Owned                 Leased          Leases            Activity
--------------               -----------------------------     ---------------       ----------
Osceola,                     2,800,800                                               Cutting, folding, finishing and
Arkansas                                                                             packaging of seasonal greeting
                                                                                     cards and warehousing;
                                                                                     distribution of seasonal
                                                                                     products

Ripley,                        165,000                                               Seasonal card printing and
Tennessee                                                                            forms

Philadelphia,                                      120,000           2017            Hand finishing of greeting cards
Mississippi

Shelbyville,                                       250,000           2002            Warehousing for Carlton
Kentucky                                                                             Cards Retail, Inc. and distribution
                                                                                     for Learning Horizons, Inc.

Forest City,                   498,000             327,500           1998            Manufacture of the
North Carolina                                                        and            Corporation's display
                                                                     1999            fixtures and other custom display
                                                                                     fixtures by AG Industries, Inc.

Greeneville,                 1,410,000                                               Printing and packaging of
Tennessee                                                                            seasonal wrapping items
(2 locations)                                                                        and order filling and shipping for
                                                                                     Plus Mark, Inc.

Ft. Lauderdale/                                    108,000           1999            General offices of Magnivision,
Miami                                                                 and            Inc.; manufacture, order filling and
Florida                                                              2000            shipping of non-prescription
(2 locations)                                                                        reading glasses

Toronto,                     1,084,500                                               General offices of Carlton
Ontario,                                                                             Cards (Canada) Limited;
Canada                                                                               manufacture and distribution
(2 locations)                                                                        of greeting cards and related
                                                                                     products

Clayton,                       208,000                                               General offices of John Sands
Victoria,                                                                            (Australia) Ltd.;  manufacture of
Australia                                                                            greeting cards and related
                                                                                     products

                                                                 Expiration
                                  Approximate Square              Date of
                                    Feet Occupied                 Material           Principal
Location                     Owned                 Leased          Leases            Activity
--------------               -----------------------------     ---------------       ----------
Auckland,                       80,000                                               General offices of John
New Zealand                                                                          Sands (New Zealand) Ltd.;
                                                                                     manufacture of greeting
                                                                                     cards and related products

Dewsbury,                      361,000              87,000           2001            General offices of Carlton
England                                                              and             Cards (UK) Limited;
(5 locations)                                                        2014            manufacture of greeting
                                                                                     cards and related products

Corby,                          85,000                                               Distribution of greeting cards
England                                                                              and related products for
                                                                                     Carlton Cards (UK) Limited

Mexico City,                   166,000                                               General offices of Carlton
Mexico                                                                               Mexico, S.A. de C.V. and
                                                                                     manufacture of greeting
                                                                                     cards and related products

Paris,                                              70,000           2000            General offices of Carlton
France                                                                               Cards (France) SNC;
                                                                                     distribution of greeting cards
                                                                                     and related products

Roodepoort,                                        105,000           2000            General offices of
South Africa                                                                         S.A. Greetings Corporation;
                                                                                     manufacture and distribution
                                                                                     of greeting cards and related
                                                                                     products

Item 3.         Legal Proceedings

1) BEC Group, Inc. v. American Greetings Corporation, Magnivision, Inc., and Erwin Weiss, in the District Court of Dallas County, Texas, 160th Judicial District, Case Number 97-00761-H

     On January 27, 1997, BEC Group filed suit alleging breach of confidentiality agreement, unfair competition, and other tort claims following the termination of the purchase negotiations in September 1996. The Corporation was contemplating purchase of the Foster Grant business from BEC Group. The Complaint seeks in excess of $18 million in damages. The Corporation, Magnivision, and Mr. Weiss deny liability, and Mr. Weiss has moved to dismiss for lack of jurisdiction.

2) Custom Expressions Royalty, Inc. et al. v. American Greetings Corporation, Case No. 3:97CV356-H, United States District Court, Northern District of North Carolina.

     On June 24, 1997, Custom Expressions Royalty, Inc. and its shareholders individually filed suit against American Greetings Corporation alleging breach of fiduciary duties, breach of contract, and violation of the North Carolina Trade Practices Act. The Complaint arises out of a merger on June 16, 1992 between Custom Expressions and American Greetings Corporation. The Complaint alleges American Greetings has acted unfairly by manipulating commercial dealings to benefit itself at the expense of Custom Expressions Royalty, Inc. and that American Greetings has failed to account for and pay royalties under related Patent License Agreements. The Complaint seeks damages in the amount of at least $30 million and treble damages for violation of North Carolina law. The Company denies the allegations and will vigorously defend against all of the claims.

3) Thorntons Plc. v. Carlton Cards Limited, in the High Court of Justice, Queen's Bench Division, Birmingham District Registry, 1997 No. ML40017A

     In December 1995, Thorntons Plc. filed suit in the United Kingdom claiming breach of contract arising out of the discontinuance of 29 franchise agreements after the sale of Carlton Cards Limited's retail stores to Clinton Cards in September 1995. Trial on the issue of liability began September 30, 1997, resulting in a judgment in Carlton's favor.
     Thorntons has appealed. An appeal is not likely to be heard until 1999.


Item 4.         Submission of Matters to Vote of Security Holders

                None


Executive Officers of the Registrant
------------------------------------

                The following is a list of the Corporation's executive officers, their ages as of May 1, 1998, their positions and offices, and number of years in executive office:

                                                      Years as
Name                                   Age         Executive Officer       Current Position and Office
----                                   ---         -----------------       ---------------------------
Irving I. Stone                         89                48               Founder-Chairman and
                                                                             Chairman of the Executive
                                                                             Committee
Morry Weiss                             58                26               Chairman and
                                                                             Chief Executive Officer
Edward Fruchtenbaum                     50                12               President and
                                                                             Chief Operating Officer

                                                      Years as
Name                                   Age        Executive Officer        Current Position and Office
----                                   ---        -----------------        ---------------------------
Michael B. Birkholm                     46               ---               Senior Vice President
Mary Ann Corrigan-Davis                 44                 1               Senior Vice President
Jon Groetzinger, Jr.                    49                10               Senior Vice President,
                                                                             General Counsel and
                                                                             Secretary
John M. Klipfell                        48                15               Senior Vice President
Harvey Levin                            65                17               Senior Vice President
William R. Mason                        53                16               Senior Vice President
William S. Meyer                        51                10               Senior Vice President,
                                                                             Chief Financial Officer
Patricia A. Papesh                      50                 3               Senior Vice President
Erwin Weiss                             49                 8               Senior Vice President
Jeffrey M. Weiss                        34               ---               Senior Vice President
George A. Wenz                          53               ---               Senior Vice President
Thomas T. Zinn, Sr.                     49               ---               Senior Vice President
Dale A. Cable                           50                 6               Vice President, Treasurer
Patricia L. Ripple                      42                 2               Vice President,
                                                                             Corporate Controller

                  Mr. Irving I. Stone is the father-in-law of Morry Weiss. Morry Weiss and Erwin Weiss are brothers. Jeffrey M. Weiss is the son of Morry Weiss. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time.

                All of the executive officers listed above have served in the capacity shown or similar capacities with the Corporation (or major subsidiary) over the past five years, with the following exceptions.

                Michael B. Birkholm was Plant Manager at Osceola, Arkansas from September 1992 until June 1994; and Vice President, Manufacturing from June 1994 until becoming Senior Vice President in March 1998.

                Mary Ann Corrigan-Davis was President of Carlton Cards Retail, Inc. from December 1992 until January 1996, and Group Managing Director of the John Sands Group from January 1996 until becoming Senior Vice President in May 1997.

                Patricia A. Papesh was Vice President, Creative of the U.S. Greeting Card Division from December 1992 until becoming Senior Vice President in April 1995.

                Patricia L. Ripple was Director, Tax and Financial Reporting of the Corporation from November 1991 until April 1993; and Executive Director, Tax and Financial Reporting of the Corporation from April 1993 until becoming Vice President and Corporate Controller in September 1996.

                Jeffrey M. Weiss was Vice President, Materials Management of the Corporation's U.S. Greeting Card Division from October 1996 until May 1997; and Vice President, Product Management of the Corporation's U.S. Greeting Card Division from May 1997 until becoming Senior Vice President in January 1998.

                  George A. Wenz was Vice President, National Accounts from October 1984 until becoming Senior Vice President in June 1997.

                  Thomas T. Zinn, Sr. was a Principal with Ernst & Young LLP before joining the Corporation January 1995 as Vice President, Information Services. He became Senior Vice President in March 1998.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

(a) Market Information
----------------------

The Corporation's Class A Common stock was listed on the NASDAQ National Market System through February 10, 1998. Effective February 11, 1998, the Corporation's Class A Common stock, $1.00 par value per share, is listed on the New York Stock Exchange under the trading symbol: AM. The high and low stock prices, as reported in the respective exchange's listing, for the years ended February 28, 1998 and 1997 follow:

                                                    1998                                      1997
                                      -------------------------------          -------------------------------

                                         High                 Low                  High                 Low
                                      -----------        ------------          -----------         -----------
     1st Quarter....................  $    34-1/2        $     29-1/4          $    30-1/2         $    25-7/8
     2nd Quarter....................       37-1/4              33-1/8               27-3/8              23-1/2
     3rd Quarter....................       38-3/4                  34               30-1/4              25-1/8
     4th Quarter....................       45-7/8              35-3/8               31-3/8                  25

The ratio of the Corporation's share price to earnings per share was 17.7 at February 28, 1998 and 13.9 at February 28, 1997.

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

(b) Shareholders
----------------

At May 1, 1998, there were approximately 31,750 holders of Class A Common Shares and 250 holders of Class B Common Shares of record and individual participants in security position listings.

(c)  Cash Dividends
-------------------

Dividends Per Share                                                                    1998            1997
-------------------                                                                  ---------      ---------
     1st Quarter           (paid June 10, 1997 and  1996)                            $     .17      $     .16
     2nd Quarter           (paid September 10, 1997 and 1996)                              .18            .17
     3rd Quarter           (paid December 10, 1997 and 1996)                               .18            .17
     4th Quarter           (paid March 10, 1998 and 1997)                                  .18            .17
                                                                                     ---------      ---------
                                                                                     $     .71      $     .67
                                                                                     =========      =========

Item 6.  Selected Financial Data

Years ended February 28 or 29
Thousands of dollars except per share amounts*

Summary of Operations
---------------------

                                                              1998            1997            1996           1995           1994
                                                          ------------     -----------    -----------    -----------    -----------
Net sales .............................................   $  2,198,765     $ 2,161,089    $ 2,003,038    $ 1,868,927    $ 1,769,964
Gross profit ..........................................      1,408,077       1,355,965      1,241,032      1,192,842      1,097,944
Non-recurring (gain) loss .............................        (22,125)              -         52,061              -              -
Interest expense ......................................         22,992          30,749         24,290         16,871         16,897
Income before cumulative effect of accounting changes .        190,084         167,095        115,135        148,792        130,884
Cumulative effect of accounting changes, net of tax ...              -               -              -              -         17,182
Net income ............................................        190,084         167,095        115,135        148,792        113,702
Earnings per share:
    Before cumulative effect of accounting changes ....           2.58            2.23           1.54           2.00           1.77
    Cumulative effect of accounting changes, net of tax              -               -              -              -            .23
    Earnings per share ................................           2.58            2.23           1.54           2.00           1.54
    Earnings per share - assuming dilution ............           2.55            2.22           1.53           1.98           1.52
Cash dividends per share ..............................            .71             .67            .62            .55            .48
Fiscal year end market price per share ................          45.63           31.00          27.38          29.38          27.88
Average number of shares outstanding ..................     73,708,100      74,818,960     74,528,809     74,305,346     73,809,132

Financial Position
------------------
Accounts receivable ...................................   $    373,594     $   375,324    $   353,671    $   324,329    $   322,675
Inventories ...........................................        271,205         303,611        335,074        279,270        243,357
Working capital .......................................        506,029         562,148        516,346        531,199        474,280
Total assets ..........................................      2,145,892       2,135,120      2,005,832      1,761,751      1,565,234
Property, plant and equipment additions ...............         67,898          92,895         91,590         97,290        102,859
Long-term debt ........................................        148,800         219,639        231,073         74,480         54,207
Shareholders' equity ..................................      1,345,217       1,361,655      1,235,022      1,159,541      1,053,442
Shareholders' equity per share ........................          18.90           18.16          16.53          15.61          14.21
Net return on average shareholders' equity
    before cumulative effect of accounting changes ....           14.0%           12.9%           9.6%          13.4%          13.0%
Return on net sales before income taxes and
    cumulative effect of accounting changes ...........           13.3%           11.8%           8.7%          12.2%          11.8%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Corporation achieved significant financial success as it reported all-time record sales and earnings, as well as much improved cash flow. The focus on enhancing shareholder value resulted in improved performance in virtually all of the Corporation's businesses. During the year, the Corporation completed a number of strategic repositioning moves. On August 12, 1997, the Corporation divested the net assets of Acme Frame Products, Inc. and Wilhold, Inc., which allowed a re-allocation of resources to initiatives with more potential for long-term, profitable growth. Successful initiatives to manage working capital and improve cash flow continued from 1997 and a share repurchase of 4.5 million shares of Class A common stock was announced and completed. The share repurchase was funded by the divestiture proceeds and internal cash flow.

The Corporation continuously reviews its portfolio of businesses on an ongoing basis to ensure that growth opportunities are pursued and return on investments are aligned with its long-term goals. The acquisition of John Sands in 1996 and the 1998 divestiture are examples of this process. In March of 1998 the Corporation acquired London-based Camden Graphics Group which increased our market share and growth potential in the United Kingdom. The Corporation is currently pursuing other growth opportunities in the UK. However, the possible consummation of any such transaction is unlikely to have a material effect on the Corporation's results as a whole.

RESULTS OF OPERATIONS
REVENUES
The net sales increase of 1.7% in 1998 over 1997, while adversely impacted by a number of factors, represented the Corporation's 92nd consecutive year of growth. The divestiture of Acme Frame Products, Inc. and Wilhold, Inc. in the second quarter of 1998, a de-emphasis on sales of lower margin seasonal gift accessories and weakening of certain foreign currencies against the United States dollar, all negatively impacted sales growth. Removing the impact of these factors would result in a normalized net sales increase of approximately 5.5%. Net sales increased 7.9% in 1997 and 7.2% in 1996.

Net sales of everyday cards continued to be strong and increased 5.8% in 1998 after increasing 10.3% in 1997. The increase in everyday card sales in 1998 reflected the strength of the everyday card market in the United States and in almost all of the Corporation's foreign markets, particularly the United Kingdom. The 1997 increase also reflected the acquisition of substantially all of the assets of the John Sands Group, the largest greeting card business in Australia and New Zealand. During 1998, the Corporation initiated efforts to improve sell- through of seasonal card sales which included both targeted promotions and reduced shipments. These efforts, which should benefit 1999, resulted in a decrease in seasonal card net sales of 1%. The seasonal card increase of 12.5% in 1997 reflected the improvement in the retail environment compared to 1996. Total unit sales of all greeting cards increased 1% in 1998 after increasing 2% in 1997. Demand for certain consumer products, particularly non-prescription reading glasses and custom display fixtures, rebounded in 1998 after slowing somewhat in 1997, as net sales of non-card products (excluding the divestiture) increased 4.6%, after an increase of only 1.5% in 1997.

The contribution of each major product category as a percent of net sales for the past three years (due to the divestiture, excludes picture frames and hair accessories from all years) is:

                                                      1998              1997             1996
                                                      ----              ----             ----
Everyday Greeting Cards................................47%              46%               45%
Seasonal Greeting Cards................................22%              23%               22%
Gift Wrapping and Party Goods..........................17%              18%               19%
All Other Products.....................................14%              13%               14%

The All Other Products classification includes giftware, ornaments, non-prescription reading glasses, educational products, candles, stationery, calendars, balloons, stickers and custom display fixtures.

EXPENSES AND PROFIT MARGINS
The Corporation's continued focus on profitability resulted in a pre-tax margin of 12.3% in 1998, compared to 11.8% in 1997 and 11.3% in 1996, excluding non-recurring items. Continued manufacturing efficiencies and an improved product mix resulted in material, labor and other production costs which were 36.0% of net sales, down from 37.3% in 1997 and 38.0% in 1996. The improved product mix included both the strength of high margin everyday card sales as well as the divestiture of the low margin picture frame and hair accessory businesses which provided 70 basis points of this improvement. In 1997, strong high margin card sales, along with a $11.7 million decrease in product cost variances related to the conversion of the Canadian manufacturing operations to United States manufacturing processes contributed to the margin improvement. The cost of providing greeting card cabinets and point of purchase displays in the United States has been well managed, remaining flat in 1998 after decreasing $11.1 million in 1997 from 1996.

Selling, distribution and marketing expenses were 39.9% of net sales, up from 38.9% in 1997 and 38.4% in 1996. However, these expenses increased only 4.4% after increasing 9.1% in 1997, as competitive costs moderated somewhat. As in prior years, competitive costs increased due to higher amortization of deferred costs and other expenses related to the Corporation's agreements with certain retail customers. Deferred costs and the Corporation's method of accounting for them are described in Note F to the Consolidated Financial Statements. The growth of selling, distribution, and marketing expenses other than competitive costs continued to slow, and increased just 1.7% in 1998 after increasing 3.1% in 1997 and 2.1% in 1996.

Administrative and general expenses were $251.3 million, or 11.4% of net sales compared to $242.2 million or 11.2% of net sales in 1997. The increase from prior year is due primarily to costs related to the conversion of information systems to be year 2000 compliant (which is discussed further under "Year 2000").

Excluding the Year 2000 costs, administrative and general expenses increased only 1% in 1998 after increasing 6% in 1997. The increase in 1997 was due to the $6.1 million higher expense of the United States profit sharing plan and additional administrative and general expense from the operations of the John Sands Group.

Interest expense decreased $7.8 million in 1998 after increasing $6.5 million in 1997. In 1998 strong cash flow provided by operating and investing activities resulted in lower borrowing requirements. The increase in 1997 was due primarily to the long-term debt incurred to purchase the assets of the John Sands Group.

The 1998 effective tax rate was 35.0% compared to 34.3% in 1997 and 34.2% in 1996. While the rate for all three years reflected tax benefits of the corporate-owned life insurance, the benefits in 1998 and 1997 were reduced due to the phase out of the Federal income tax deduction for interest on loans associated with these policies. See Note J to the Consolidated Financial Statements for details of the differences between the Federal statutory rate and the effective tax rate.

NON-RECURRING ITEMS
On August 12, 1997, the Corporation divested the net assets of Acme Frame Products, Inc., a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories. As a result of the transaction, the Corporation recorded a non-recurring gain of $22.1 million ($13.2 million net of tax, or earnings per share of $.18).

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

In November 1995, the Corporation determined that the trends in the CreataCard business indicated that the undiscounted future cash flows from that business would be less than the carrying value of the long-lived assets related to that business. As a result, the Corporation recognized a pre-tax, non-cash loss of $52.1 million for the asset impairment. After the effect of income taxes, the loss was $35.1 million or earnings per share of $.47. See Note B to the Consolidated Financial Statements for further discussion of the impairment loss.

NET INCOME AND EARNINGS PER SHARE
Net income in 1998 increased to $190.1 million or earnings per share of $2.58 compared to net income of $167.1 million or earnings per share of $2.23 in 1997 and net income of $115.1 million or earnings per share of $1.54 in 1996. However, net income in 1998 and 1996 included the impact of non-recurring gains and losses. In 1998, a gain was recognized upon the divestiture of the net assets of Acme Frame Products, Inc. and Wilhold, Inc. and without this non-recurring gain, net income would have been $176.9 million or earnings per share of $2.40. In 1996, an asset impairment loss was recognized upon the adoption of SFAS No. 121 and without this non-recurring charge, net income would have been $150.2 million or earnings per share of $2.01.

YEAR 2000
The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the application year. Any of the Corporation's computer programs that have date-sensitive software may be unable to interpret appropriately the Calendar Year 2000 and thus could cause the disruption of normal business activities. The Corporation uses software in various aspects of its business, including manufacturing, distribution, product development, and many administrative functions, and much of this software will need to be modified or replaced. The Corporation is addressing the Year 2000 issue with an enterprise-wide initiative, led by the Corporation's Senior Vice President of Information Services.

The Corporation believes that with timely modifications to its existing software and conversion to new software, by both the Corporation and its significant customers, the Year 2000 issue will not have a material impact on the Corporation's operations. Specific factors which might cause a material adverse effect include the availability and cost of trained personnel and the ability to recruit and retain them, as well as the ability to locate all computer codes requiring correction. Based upon information available at this time, the Corporation believes that the cost of modifications, replacements and related testing will not have a material impact on the Corporation's liquidity or results of operations. Year 2000 costs, which are estimated to be $30 million for both modification to existing software and software upgrades, are being funded through operations.

LIQUIDITY AND CAPITAL RESOURCES
The Corporation's continuing initiatives to manage working capital resulted in significant improvements in cash flow during the past two years. Cash flow from operations increased $41.3 million in 1998 after increasing $121.1 million in 1997.

Ongoing controls over inventory in 1998, following a sizable reduction of inventories in 1997, as well as slower growth in accounts receivable in both years contributed to the increase in cash flow. The improvement in 1998 also included lower cash payments related to net deferred costs. The significant improvement achieved in 1997 was also due to higher earnings.

Trade accounts receivable used $20.6 million of cash in 1998 compared to $25.4 million in 1997. The receivable performance in both years reflect strong fourth quarter sales of everyday cards and accessories. As a percent of net sales, accounts receivable were 17.0% in 1998, 17.4% in 1997 and 17.7% in 1996.

Inventories as a percent of material, labor and other production costs, continued to decrease and were 34.3% in 1998, compared to 37.7% in 1997 and 44% in 1996. The improvements in 1998 and 1997 reflect the Corporation's focused efforts to reduce inventory levels and were driven by the greeting card divisions, where inventories declined $16.3 million in 1998 after decreasing $16.0 million in 1997 from 1996 levels.

Payments under agreements with certain retailers (net of related amortization) decreased $79.0 million in 1998, after increasing $10.0 million in 1997. The payments which were made in connection with both new and existing agreements reflect the fluctuations resulting from various contract payment and renewal dates. However, the deferred costs which result from the payments are less volatile as they are amortized over the effective period of the agreement. Total commitments under the agreements are capitalized as deferred costs when the agreements are consummated, and any future payment commitments are recorded as liabilities at that time. Future payment commitments under existing agreements at the end of 1998 were $132.8 million with $51.7 million due within the next year. See Note F to the Consolidated Financial Statements for further discussion of deferred costs related to certain customer agreements.

Investing activities include $82.0 million proceeds from the divestiture of the net assets of Acme Frame Products, Inc. and Wilhold, Inc. on August 12, 1997. In 1996, the Corporation acquired substantially all of the assets from the John Sands Group for $85.1 million in cash.

Capital expenditures decreased $25 million in 1998 from $92.9 million in 1997 which reflected expenditures for the automation of distribution systems, which began in 1996 and continued during 1997. Capital expenditures for 1999 are expected to be approximately $70 million.

Investing activities other than capital expenditures and divestitures and acquisitions used $10.0 million less cash in 1998 after decreasing $9.0 million in 1997 from 1996. The Corporation's investment in corporate-owned life insurance required less cash in 1998 due to reduced premium payments while the increase in 1997 resulted from a decrease in policy loans.

In June 1997, the Corporation's Board of Directors authorized the repurchase of up to 4.5 million shares of Class A common stock. The entire 4.5 million shares were repurchased during 1998 at an average price of $37.49 per share or $168.7 million. On March 26, 1998, the Corporation announced that its Board of Directors authorized an additional repurchase of up to 4 million shares of Class A common stock.

Financing activities, excluding this share repurchase program, used $25.9 million of cash, including $52.0 million in dividend payments, while in 1997, financing activities used $44.0 million of cash, including $50.2 million in dividend payments to shareholders. Dividend payments increased $1.8 million in 1998 and $4.0 million in 1997. In 1996, financing activities included a $154.4 million increase in long-term debt used in part to fund the purchase of assets from the John Sands Group. The increase in 1996 long-term debt also reflected a shift in Canadian borrowings from short-term to long-term. Debt as a percent of total capitalization in 1998 remained at the 1997 level of 20.6% after decreasing from 22.1% in 1996.

The Corporation's operating cash flow and existing credit facilities are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements which are financed primarily through short term borrowings. See Note G to the Consolidated Financial Statements for further discussion of the Corporation's credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure," was issued. The Corporation was previously subject to the requirements of already-existing pronouncements in this area, and SFAS No. 129 contains no additional disclosure requirements applicable to the Corporation.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes a definition and standards for reporting comprehensive income; however, SFAS No. 130 will have no effect on net income or shareholders' equity. The Corporation will adopt SFAS No. 130 in the first quarter of 1999, as required. The Corporation anticipates that comprehensive income will not differ materially from net income. The Corporation anticipates disclosing comprehensive income within its Statement of Shareholders' Equity.

Also in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 changes the standards for reporting financial results of segments and defines a segment as a component of an enterprise about which separate financial information is available and which is regularly evaluated by the "chief operating decision maker." SFAS No. 131 requires financial information about segments to be reported on the basis of measurement that is used internally for evaluating segment performance and allocating resources among the segments. The Corporation will adopt SFAS No. 131 for its 1999 year-end reporting and for quarterly reporting in subsequent years, as required. The Corporation has not yet determined the effect of this standard on its segment reporting.

In February 1998, SFAS No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits," was issued. SFAS No. 132 supersedes the disclosure requirements in SFAS No. 87, SFAS No. 88 and SFAS No. 106. SFAS No. 132 addresses disclosure issues only and does not change measurement or recognition provisions specified in those statements. SFAS No. 132 eliminates certain existing disclosure requirements but at the same time adds new disclosures, with the overall objective to improve and standardize the disclosures about pensions and other post retirement benefits and to make the required information easier to prepare and more understandable. The Corporation will adopt SFAS No. 132 in 1999, as required.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP restricts the capitalization of the costs of computer software developed or obtained for internal use to only external direct costs of materials and services, payroll costs for employees who are directly associated with the software development, and interest costs incurred during the development. All other costs of computer software development are to be expensed as incurred. Although the SOP is effective for fiscal years beginning after December 15, 1998, earlier application is encouraged. The Corporation has elected to apply this SOP effective in 1999. The Corporation is currently assessing the effect but does not anticipate a material impact on the results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS
During 1998, the Corporation, while continuing its long-term record of sales growth and profitability, also focused on efforts to enhance shareholder value. These efforts included improved cash flow management, the share repurchase program and the divestiture of non-core businesses. While all of these efforts were successful, future revenue trends, profit margins and customer strength are difficult to predict.

The Corporation has maintained a strong customer base in a wide variety of channels of distribution through its investment in deferred costs related to agreements with certain retailers and other competitive arrangements. The agreements have lessened the impact to the Corporation from loss of business due to the retailer consolidations which continued in 1998, particularly in the drug store channel. These agreements have been a strategic element of the Corporation's growth and the financial condition of the retail customers is continually evaluated and monitored to reduce risk.

The Corporation has included in the Annual Report certain information other than historical facts that may constitute "forward-looking" information. Actual results may differ materially from these projected in the "forward-looking" statements, including but not limited to the risks discussed above, as well as retail bankruptcies, a weak retail environment and competitive terms of sale offered to customers to expand or maintain business. Other risks, which are not all-inclusive, include costs associated with correcting the Year 2000 issues, as well as economic conditions in the various markets served by the Corporation's operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.   Financial Statements and Supplementary Data
CONSOLIDATED STATEMENT OF INCOME

Years ended February 28 or 29, 1998, 1997 and 1996 Thousands of dollars except per share amounts


                                                    1998                1997              1996
                                                ------------       ------------      ------------
Net sales                                       $  2,198,765       $  2,161,089      $  2,003,038
Other income                                          13,349             11,209             8,916
                                                ------------       ------------      ------------
  Total revenue                                    2,212,114          2,172,298         2,011,954
Costs and expenses:
Material, labor and other production costs           790,688            805,124           762,006
Selling, distribution and marketing                  876,822            839,916           770,044
Administrative and general                           251,300            242,179           228,544
Non-recurring (gain) charge                          (22,125)                 -            52,061
Interest                                              22,992             30,749            24,290
                                                ------------       ------------      ------------
                                                   1,919,677          1,917,968         1,836,945
                                                ------------       ------------      ------------

Income before income taxes                           292,437            254,330           175,009
Income taxes                                         102,353             87,235            59,874
                                                ------------       ------------      ------------

Net income                                      $    190,084       $    167,095      $    115,135
                                                ============       ============      ============

Earnings per share                              $       2.58       $       2.23      $       1.54
                                                ============       ============      ============

Earnings per share - assuming dilution          $       2.55       $       2.22      $       1.53
                                                ============       ============      ============

Average number of shares outstanding              73,708,100         74,818,960        74,528,809



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 1998 and 1997
Thousands of dollars


ASSETS                                                         1998             1997
                                                            ----------      ----------

CURRENT ASSETS
  Cash and cash equivalents                                 $   47,623      $   35,050
  Trade accounts receivable, less allowances for
    sales returns of $135,584 ($121,856 in 1997) and
    for doubtful accounts of $15,661 ($15,264 in 1997)         373,594         375,324
  Inventories                                                  271,205         303,611
  Deferred and refundable income taxes                         120,507         100,732
  Prepaid expenses and other                                   210,316         190,174
                                                            ----------      ----------
      Total current assets                                   1,023,245       1,004,891

OTHER ASSETS                                                   675,015         667,442
PROPERTY, PLANT AND EQUIPMENT - NET                            447,632         462,787
                                                            ----------      ----------


                                                            $2,145,892      $2,135,120
                                                            ==========      ==========

February 28, 1998 and 1997
Thousands of dollars


LIABILITIES AND SHAREHOLDERS' EQUITY                       1998               1997
                                                        -----------       -----------

CURRENT LIABILITIES
  Debt due within one year                              $   199,640       $   133,171
  Accounts payable and accrued liabilities                  145,554           157,628
  Accrued compensation and benefits                          84,997            82,569
  Income taxes                                               22,536             5,475
  Other current liabilities                                  64,489            63,900
                                                        -----------       -----------
      Total current liabilities                             517,216           442,743
LONG-TERM DEBT                                              148,800           219,639
OTHER LIABILITIES                                            91,937            67,839
DEFERRED INCOME TAXES                                        42,722            43,244
SHAREHOLDERS' EQUITY
    Common shares - par value $1:
    Class A - 71,321,420 shares issued
    less 4,417,399 Treasury shares in 1998
    and 70,608,745 shares issued less
    14,193 Treasury shares in 1997                           66,904            70,594

    Class B - 6,066,096 shares issued
    less 1,787,665 Treasury shares in 1998
    and 6,066,096 shares issued less
    1,678,197 Treasury shares in 1997                         4,278             4,388

  Capital in excess of par value                            290,820           272,262
  Treasury stock                                           (200,380)          (34,850)
  Cumulative translation adjustment                         (23,437)          (19,646)
  Retained earnings                                       1,207,032         1,068,907
                                                        -----------       -----------

    Total shareholders' equity                            1,345,217         1,361,655
                                                        -----------       -----------

                                                        $ 2,145,892       $ 2,135,120
                                                        ===========       ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28 or 29, 1998, 1997 and 1996

Thousands of dollars
                                                                  1998            1997            1996
                                                              -----------     -----------      ----------
OPERATING ACTIVITIES:
   Net income                                                  $ 190,084       $ 167,095       $ 115,135
   Adjustments to reconcile to net cash
     provided (used) by operating activities:
       Non-recurring (gain) charge                               (22,125)              -          52,061
       Depreciation                                               65,926          64,566          75,319
       Deferred income taxes                                     (20,186)            294         (48,184)
       Changes in operating assets and liabilities,
         net of effects from divestiture and acquisition:
           Increase in trade accounts receivable                 (20,567)        (25,389)        (33,967)
           Decrease (increase) in inventories                      5,915          32,371         (43,804)
           Increase in other current assets                       (4,232)         (2,050)         (3,434)
           Increase in deferred costs - net                      (15,043)        (93,961)        (83,939)
           Increase (decrease) in accounts payable
              and other liabilities                               10,402           5,877          (6,907)
       Other - net                                                 5,018           5,100          10,542
                                                               ---------       ---------       ---------
       Cash Provided by Operating Activities                     195,192         153,903          32,822

INVESTING ACTIVITIES:
   Business divestiture (acquisition)                             82,000               -         (85,056)
   Property, plant and equipment additions                       (67,898)        (92,895)        (91,590)
   Proceeds from sale of fixed assets                              2,148           2,579           2,065
   Investment in corporate-owned life insurance                   (6,358)         (8,454)         (1,117)
   Other                                                           2,057          (6,283)        (22,103)
                                                               ---------       ---------       ---------
       Cash Provided (Used) by Investing Activities               11,949        (105,053)       (197,801)

FINANCING ACTIVITIES:
   Increase in long-term debt                                      9,430           8,451         154,406
   Reduction of long-term debt                                    (6,988)        (12,232)         (1,012)
   Increase (decrease) in short-term debt                          8,049           4,869          (6,558)
   Sale of stock under benefit plans                              16,915           6,997           9,572
   Purchase of treasury shares                                  (170,015)         (1,863)         (2,251)
   Dividends to shareholders                                     (51,959)        (50,152)        (46,199)
                                                               ---------       ---------       ---------
       Cash (Used) Provided by Financing Activities             (194,568)        (43,930)        107,958
                                                               ---------       ---------       ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       12,573           4,920         (57,021)
   Cash and Equivalents at Beginning of Year                      35,050          30,130          87,151
                                                               ---------       ---------       ---------
   Cash and Equivalents at End of Year                         $  47,623       $  35,050       $  30,130
                                                               =========       =========       =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Years ended February 28 or 29, 1998, 1997 and 1996
Thousands of dollars except per share amounts

                                             Common Shares       Capital in                 Cumulative
                                         --------------------     Excess of     Treasury    Translation     Retained
                                         Class A     Class B      Par Value       Stock      Adjustment     Earnings     Total
                                         --------    --------     ---------    ----------   -----------   -----------  -----------

  BALANCE MARCH 1, 1995                $   69,674    $  4,628    $   255,022   $ (30,585)   $ (22,226)    $  883,028   $1,159,541

     Net income                                                                                              115,135      115,135
     Cash dividends - $0.62 per share                                                                        (46,199)     (46,199)
     Exchange of shares                        15         (15)
     Sale of shares under benefit
       plans, including tax benefits          424          36          9,116         486                                   10,062
     Purchase of treasury shares               (1)        (97)                    (2,849)                                  (2,947)
     Sale of treasury shares                                8            128         113                                      249
     Translation adjustment                                                                    (1,976)                     (1,976)
     Issuance of shares                        36                      1,121                                                1,157
                                       ----------    ---------   -----------    --------    ---------     ----------    ---------
BALANCE FEBRUARY 29, 1996                  70,148       4,560        265,387     (32,835)     (24,202)       951,964    1,235,022

     Net income                                                                                              167,095      167,095
     Cash dividends - $0.67 per share                                                                        (50,152)     (50,152)
     Exchange of shares                       131        (131)
     Sale of shares under benefit
       plans, including tax benefits          323          44          6,872         587                                    7,826
     Purchase of treasury shares               (8)        (85)                    (2,609)                                  (2,702)
     Sale of treasury shares                                               3           7                                       10
     Translation adjustment                                                                     4,556                       4,556
                                       ----------    --------    -----------   ----------   ---------     ----------   ----------
  BALANCE FEBRUARY 28, 1997                70,594       4,388        272,262     (34,850)     (19,646)     1,068,907    1,361,655

     Net income                                                                                              190,084      190,084
     Cash dividends - $0.71 per share                                                                        (51,959)     (51,959)
     Exchange of shares                       107        (107)
     Sale of shares under benefit
       plans, including tax benefits          713          33         18,386         438                                   19,570
     Purchase of treasury shares           (4,510)        (45)                  (166,105)                                (170,660)
     Sale of treasury shares                                9            172         137                                      318
     Translation adjustment                                                                    (3,791)                     (3,791)
                                       ----------    ---------   -----------   ----------   ----------    ----------   -----------
  BALANCE FEBRUARY 28, 1998            $   66,904    $   4,278   $   290,820   $(200,380)   $ (23,437)    $1,207,032   $1,345,217
                                       ==========    =========   ===========   ==========   ==========    ==========   ==========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 28 or 29, 1998, 1997 and 1996
Thousands of dollars except per share amounts

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

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

Investment in Life Insurance: The Corporation's investment in corporate-owned life insurance policies is recorded in other assets net of policy loans. The net life insurance expense, including interest expense, is included in administrative and general expenses in the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $59,642, $67,788 and $70,485 in 1998, 1997 and 1996, respectively.

Property and Depreciation: Property, plant and equipment are carried at cost, except for certain assets as described in Note B. Depreciation and amortization of buildings, equipment and fixtures is computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 25 to 40 years and equipment and fixtures over 3 to 20 years.

Revenue Recognition: Sales and related costs are recorded by the Corporation upon shipment of products to non-related retailers and upon the sale of products at Corporation-owned retail locations. Seasonal cards are sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of seasonal cards when those products are shipped to non-related retailers.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $61,062, $58,794 and $61,124 in 1998, 1997 and 1996, respectively.

Income Taxes: Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Stock-Based Compensation: The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

NOTE B - NON-RECURRING GAIN AND CHARGE

During 1998, the Corporation divested the net assets of two subsidiaries, Acme Frame Products, Inc., a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories. As a result of the transaction, the Corporation recorded a one-time pre-tax gain of $22,125 ($13,192 net of tax, or earnings per share of $0.18).

During 1996, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Corporation recorded an impairment loss on the long-lived assets of its CreataCard business. The trends in the CreataCard business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to that business. Accordingly, on November 1, 1995, the Corporation recognized an asset impairment loss of $52,061 ($35,094 net of tax, or earnings per share of $0.47). This loss is the difference between the carrying value of the CreataCard machines and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

NOTE C - EARNINGS PER SHARE

The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), at the end of 1998, which replaced the calculation of primary and fully diluted earnings per share with earnings per share and earnings per share - assuming dilution. Because common stock equivalents were immaterial in prior years, no difference exists between the application of SFAS No. 128 and previous methods. Accordingly, no restatement of prior years was necessary.

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

                                                                           1998              1997             1996
                                                                       -------------    -------------     -------------
Numerator:
     Net income, earnings per share and earnings
     per share - assuming dilution                                     $     190,084    $     167,095     $     115,135
                                                                       =============    =============     =============

Denominator (thousands):
     Denominator for earnings per share
     - weighted average shares outstanding                                    73,708           74,819            74,529

     Effect of dilutive securities - stock options                               838              507               583
                                                                       -------------    -------------     -------------

     Denominator for earnings per share - assuming dilution
     - adjusted weighted average shares outstanding                           74,546           75,326            75,112
                                                                       =============    =============     =============

Earnings per share                                                     $        2.58    $        2.23     $        1.54
                                                                       =============    =============     =============

Earnings per share - assuming dilution                                 $        2.55    $        2.22     $        1.53
                                                                       =============    =============     =============

NOTE D - INVENTORIES


                                                                       1998                      1997
                                                                  --------------             -------------

Raw material                                                      $       42,641             $      48,299
Work in process                                                           37,204                    47,113
Finished products                                                        240,845                   253,096
                                                                  --------------             -------------
                                                                         320,690                   348,508
Less LIFO reserve                                                         90,130                    89,061
                                                                  --------------             -------------
                                                                         230,560                   259,447
Display material and factory supplies                                     40,645                    44,164
                                                                  --------------             -------------

                                                                  $      271,205             $     303,611
                                                                  ==============             =============




NOTE E - PROPERTY, PLANT AND EQUIPMENT



                                                                       1998                      1997
                                                                  --------------             -------------

Land                                                              $       11,910             $      10,028
Buildings                                                                279,395                   282,726
Equipment and fixtures                                                   647,438                   627,440
                                                                  --------------             -------------
                                                                         938,743                   920,194
Less accumulated depreciation                                            491,111                   457,407
                                                                  --------------             -------------

                                                                  $      447,632             $     462,787
                                                                  ==============             =============

NOTE F - DEFERRED COSTS

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

At February 28, 1998 and 1997 deferred costs and future payment commitments are included in the following financial statement captions:


                                                                       1998                      1997
                                                                  --------------             --------------

Prepaid expenses and other                                        $      179,818             $     161,601
Other assets                                                             481,236                   464,599
Other current liabilities                                                (51,676)                  (51,153)
Other liabilities                                                        (81,080)                  (54,199)
                                                                  ---------------            --------------

                                                                  $      528,298             $     520,848
                                                                  ===============            =============

NOTE G - LONG AND SHORT-TERM DEBT

The borrowings of the Corporation in the United States consist primarily of commercial paper. At February 28, 1998, commercial paper borrowings were $148,855. The commercial paper borrowing arrangements are supported by a $650,000 revolving credit agreement. The agreement provides an option to convert up to $200,000 to a term loan. The agreement extends through June 2002, except for $250,000 which extends through June 1998. The expiration date of $400,000 of the agreement can be extended annually for one year to the June 30 next following the expiration date. A commitment fee is due on the unused portion of the credit facility and can range from 0.08% to 0.25%. As of February 28, 1998, the commitment fee was 0.125% on $400,000 of the facility, and 0.08% on $250,000 of the facility. No borrowings are outstanding under this facility as of February 28,1998. However, the amount available under this facility is reduced by $153,872 of commercial paper issued at February 28, 1998.

The borrowings of the Corporation in Canada consist solely of commercial paper. At February 28, 1998, commercial paper borrowings, classified as long-term, were $75,247. The commercial paper borrowing arrangements up to $70,230 are supported by a revolving credit agreement for that amount that extends through January 2000. The expiration date of the agreement can be extended for one year during each of the next two years to the January 15 next following the expiration date. A facility fee is due on the aggregate amount of the facility, and can range from 0.07% to 0.25%. At February 28, 1998, the facility fee was 0.08%. No borrowings are outstanding under this facility as of February 28,1998. However, the amount available under this facility is reduced by $70,230 of commercial paper issued at February 28,1998. Commercial paper borrowings in Canada up to an additional $35,115 are supported by the revolving credit agreement in the United States.

The Corporation's subsidiaries in the United Kingdom, Australia, France, Mexico and South Africa have credit agreements permitting borrowings of up to $186,372. At February 28, 1998, $121,562 is outstanding under these foreign revolving credit facilities, of which $71,472 is classified as long-term.

All of the Corporation's revolving credit and term loan agreements provide for various borrowing alternatives in their respective currencies with interest rates generally ranging from 3.9% to 8.2% for amounts borrowed as of February 28, 1998.

At February 28, 1998 and 1997, debt due within one year consists of the following:

                                                                            1998                     1997
                                                                       ---------------         ---------------
         Current maturities of long-term debt                          $           695         $           436
         Foreign revolving credit facilities                                    46,505                    -
                                                                       ---------------         ---------------
           Aggregate current maturities                                         47,200                     436
         Notes payable                                                           3,585                   2,991
         Commercial paper                                                      148,855                 129,744
                                                                       ---------------         ---------------
                                                                       $       199,640         $       133,171
                                                                       ===============         ===============

At February 28, 1998 and 1997, long-term debt consists of the following:

                                                                            1998                     1997
                                                                       ---------------         ---------------
         Revolving credit, commercial paper,
           and term loan agreements                                    $       193,224         $       217,240
         Other                                                                   2,776                   2,835
                                                                       ---------------         ---------------
                                                                               196,000                 220,075
         Less current maturities                                                47,200                     436
                                                                       ---------------         ---------------
                                                                       $       148,800         $       219,639
                                                                       ===============         ===============


Aggregate maturities of long-term debt are as follows:

                          1999                       $        47,200
                          2000                                75,940
                          2001                                   530
                          2002                                71,032
                          2003                                    12
                          Thereafter                           1,286
                                                     ---------------
                                                     $       196,000
                                                     ===============


At February 28, 1998 the Corporation had credit arrangements to support the issuance of letters of credit in the amount of $97,023 with $25,260 of open credits outstanding.

Interest paid on short-term and long-term debt was $22,735 in 1998, $29,914 in 1997 and $23,395 in 1996.

The weighted average interest rate on short-term borrowings outstanding was 5.8% and 5.5% as of February 28, 1998 and 1997, respectively.

As of February 28, 1998, the Corporation's subsidiary in Australia has an interest rate swap agreement for notional borrowings of $33,940 under which the Corporation pays a fixed rate and receives a floating rate. The pay rate and receive rate under this agreement are 5.1% and 5.0%, respectively. This agreement matures October 3, 1999. The floating rate under the agreement is based on the three-month Australian Bank Bill Rate. Net payments or receipts under the agreement are recognized as an adjustment to interest expense. The agreement was entered into with a major financial institution, and the Corporation anticipates that the financial institution will satisfy its obligations under the agreement. The Corporation guarantees payment of the subsidiary's obligations under the swap agreement. No collateral is held in relation to the agreement.


NOTE H - RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Contributions to the profit-sharing plan were $23,850, $22,990 and $16,846 for 1998, 1997 and 1996, respectively. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation's matching contributions were $2,802, $2,698 and $2,760 for 1998, 1997 and 1996, respectively.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. In the aggregate, the actuarially computed plan benefit obligation was fully funded.

NOTE I - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time United States employees who are age 65 or over at retirement with 15 or more years of service and who were hired on or before December 31, 1991. In addition, for retirements on or after January 2, 1992 the retiree must have been continuously enrolled for health care for a minimum of five years or since January 2, 1992. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The Corporation maintains a trust for the payment of retiree health care benefits. This trust is funded at the discretion of management.

The following table presents the plan's funded status at February 28, 1998 and 1997:

                                                                                     1998                1997
                                                                                  -----------        -----------
         Accumulated postretirement benefit obligation:
           Retirees                                                               $    30,271        $    22,821
           Fully eligible active plan participants                                      4,917              5,778
           Other active plan participants                                              28,489             22,728
                                                                                  -----------        -----------
              Accumulated postretirement benefit obligation                            63,677             51,327
         Plan assets, primarily listed stocks and bonds                               (39,760)           (32,358)
                                                                                  -----------        ------------

         Accumulated postretirement benefit obligation
           in excess of plan assets                                                    23,917             18,969
         Unrecognized net loss                                                        (13,314)            (5,546)
                                                                                  -----------        -----------
         Accrued postretirement benefit obligation                                $    10,603        $    13,423
                                                                                  ============       ===========


The accrued postretirement benefit obligation is included in the other liabilities financial statement caption.

Net periodic postretirement benefit cost includes the following components:

                                                              1998                  1997             1996
                                                           -----------          ------------      ----------
         Service cost                                      $     1,711          $      1,594      $    1,280
         Interest cost                                           4,282                 3,441           3,239
         Actual return on plan assets                           (4,717)               (2,379)         (2,864)
         Asset gain deferred                                     2,209                   274           1,193
         Amortization of loss                                      598                    53               -
                                                           -----------          ------------      ----------

                                                           $     4,083          $      2,983      $    2,848
                                                           ===========          ============      ==========

Assumptions used in the computations:

         Assumed discount rate                                                   7.25%         7.25%         7.25%
         Expected long-term rate of return on plan assets                         8.0%          8.0%          8.0%


A 5% annual rate of increase in per capita cost of covered benefits was assumed. This health care trend rate has a significant impact on the amounts reported. For example, a 1% increase in the trend rate in each year would increase the accumulated postretirement benefit obligation at February 28, 1998 by $10,900 and increase aggregate service and interest cost for the year by $1,140.

NOTE J - INCOME TAXES

Income (loss) before income taxes:

                                                            1998                1997               1996
                                                       ---------------     --------------      --------------
United States                                          $      298,817      $     264,077       $     191,649
Foreign                                                        (6,380)            (9,747)            (16,640)
                                                       ---------------     --------------      --------------
                                                       $      292,437      $     254,330       $     175,009
                                                       ===============     ==============      =============

Income taxes have been provided as follows:

                                                            1998                1997               1996
                                                       ---------------     -------------       --------------
Current:
   Federal                                             $      107,135      $      71,582       $      94,094
   Foreign                                                     (6,873)               936              (1,045)
   State and local                                             21,318             14,400              14,917
                                                       ---------------     -------------       --------------
                                                              121,580             86,918             107,966
Deferred (principally federal)                                (19,227)               317             (48,092)
                                                       ---------------     -------------       --------------
                                                       $      102,353      $      87,235       $      59,874
                                                       ===============     =============       =============


Significant components of the Corporation's deferred tax assets and liabilities at February 28, 1998 and 1997 are as follows:

                  Deferred tax assets:
                                                                                1998               1997
                                                                           -------------       -------------
                           Sales returns                                   $      39,152       $      34,643
                           Other                                                 121,464             109,345
                                                                           -------------       -------------
                                                                                 160,616             143,988
                           Valuation allowance                                   (13,362)            (11,515)
                                                                           -------------       -------------

                                    Total deferred tax assets                    147,254             132,473
                  Deferred tax liabilities:
                           Depreciation                                           44,694              46,005
                           Other                                                  24,775              28,980
                                                                           -------------       -------------

                                    Total deferred tax liabilities                69,469              74,985
                                                                           -------------       -------------

                  Net deferred tax assets                                  $      77,785       $      57,488
                                                                           =============       =============


The increase in the valuation allowance was due to increases in net operating loss carryforwards in the United Kingdom and Mexico.

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                                            1998                1997                1996
                                                          --------           ---------             ------

Statutory rate                                              35.0%               35.0%               35.0%
State and local income taxes,
   net of federal tax benefit                                4.0                 3.9                 4.0
Asset impairment loss                                          -                   -                 1.8
Subsidiaries' losses without tax benefit                     0.7                 1.0                 1.8
Corporate-owned life insurance investments                  (3.4)               (4.3)              (10.6)
Other                                                       (1.3)               (1.3)                2.2
                                                          -------            --------            -------

Effective tax rate                                          35.0%               34.3%               34.2%
                                                          ========           =======             =======


Income taxes paid were $101,261 in 1998, $99,391 in 1997 and $94,267 in 1996.

Deferred taxes have not been provided on approximately $53,779 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings, however, foreign tax credits would be available to reduce federal income taxes in the event of distribution. At February 28, 1998, the Corporation had approximately $58,692 of foreign operating loss carryforwards, of which $31,328 have no expiration dates and $27,364 have expiration dates ranging from 1999 through 2008.

The Internal Revenue Service is currently examining the Corporation's federal income tax returns for the fiscal years ended 1993 through 1995 and, as part of its Coordinated Issues Program, has made inquiries related to the Corporation's corporate-owned life insurance programs. Although no adjustments to taxable income have been proposed, the Corporation plans to fully contest any assessments relative to corporate-owned life insurance.

NOTE K - COMMON SHARES AND STOCK OPTIONS

At February 28, 1998 and 1997, common shares authorized consisted of 93,800,000 Class A and 7,916,484 Class B shares. Class A shares have one vote per share and Class B shares have ten votes per share. There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation's Amended Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder's extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation's Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer.

Under the Corporation's Stock Option Plans, options to purchase Class A and Class B shares are granted to directors, officers and other key employees at the then-current market price. In general, subject to continuing employment, options become exercisable commencing one year after date of grant in four annual installments and expire over a period of not more than ten years from the date of grant. The options granted to non-employee directors become exercisable in six installments over five years. The options for certain Class B shares become exercisable commencing one year after date of grant in ten equal annual installments.

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Corporation had accounted for its employee stock options issued subsequent to February 28, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for stock options indicate decreases in net income of $4,931 in 1998, $2,347 in 1997 and $180 in 1996. The Corporation's pro forma information and related assumptions under the Black-Scholes method follow:


                                                            1998                1997               1996
                                                       --------------      -------------       -------------
Net income                                             $      185,153      $     164,748       $     114,955

Earnings per share                                     $         2.51      $        2.20       $        1.54

Earnings per share - diluted                           $         2.48      $        2.19       $        1.53


Assumptions:
     Risk-free interest rate                                      6.1%              6.4%               5.7%
     Dividend yield                                               2.0%              2.4%               2.3%
     Expected stock volatility                                   0.26              0.25               0.27
     Expected life in years                                       5.6               4.6                4.6

Stock option transactions and prices are summarized as follow:


                                           Number of Options                           Options Price Range Per Share
                                           -----------------                           -----------------------------
                                       Class A           Class B                    Class A                      Class B
                                       -------           -------                    -------                      -------
Options outstanding
   March 1, 1995                        1,826,965         770,090          $     6.75  -   $  31.25       $   7.16  -   $  26.75
         Granted                          105,291           6,000               25.75  -      31.63               28.13
         Exercised                       (417,959)        (36,000)               7.16  -      30.88               19.25
         Cancelled                        (47,300)          -
                                        ---------       ---------
                                        1,466,997         740,090          $     6.75  -   $  31.63       $   7.16  -   $  28.13


                                                                                  Weighted-Average Exercise Price Per Share
                                                                                  -----------------------------------------
Options outstanding
   February 29, 1996                    1,466,997         740,090                 $     20.29                  $  11.01
         Granted                          891,595         215,922                       27.29                     27.32
         Exercised                       (317,409)        (43,500)                      18.10                     19.31
         Cancelled                        (84,800)          -                           27.13                       -
                                        ---------       ---------



Options outstanding
   February 28, 1997                    1,956,383         912,512                 $     23.57                  $  14.42
         Granted                        1,453,677         470,000                       30.45                     29.50
         Exercised                       (616,675)        (33,500)                      21.14                     19.85
         Cancelled                       (182,250)          -                           28.96                       -
                                        ---------       ---------


Options outstanding
   February 28, 1998                    2,611,135       1,349,012                 $     27.58                 $   19.54
                                        =========       =========


Options exercisable at February 28:

         1998                           1,077,035         902,262                 $     24.42                 $   14.84
         1997                           1,169,083         689,762                       20.90                     12.79


Exercise prices for options outstanding as of February 28, 1998 ranged from $7.16 to $44.50. The weighted average remaining contractual life of those options is 6.7 years.

NOTE L - LONG-TERM LEASES

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28 or 29, 1998, 1997 and 1996 follows:

                                       1998                1997               1996
                                  --------------      -------------       -------------

Gross rentals                     $       57,320      $      59,228       $      61,198
Less sublease rentals                      4,985              7,423               7,876
                                  --------------      -------------       -------------
   Net rental expense             $       52,335      $      51,805       $      53,322
                                  ==============      =============       =============



At February 28, 1998, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, follow:

         Gross Rentals:
              1999                                                         $      44,609
              2000                                                                39,849
              2001                                                                35,491
              2002                                                                29,952
              2003                                                                24,389
              Later years                                                         61,554
                                                                           -------------
                                                                                 235,844
         Sublease rentals                                                        (17,826)
                                                                           --------------
         Net rentals                                                       $     218,018
                                                                           =============

NOTE M - BUSINESS SEGMENT INFORMATION

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

Segment information by geographic area for the years ended February 28 or 29, 1998, 1997 and 1996 follows:

                                                               North               Other
                                                              America             Foreign          Consolidated
                                                          ---------------    ----------------    ---------------
1998
----
Total revenue                                             $     2,041,268    $        170,846    $     2,212,114

Operating profit before non-recurring gain                        283,459               9,845            293,304
Non-recurring gain                                                 22,125              -                  22,125
                                                          ---------------    ----------------    ---------------
Operating profit                                                  305,584               9,845            315,429
Total assets excluding
   cash and equivalents                                         1,883,244             215,025          2,098,269

1997
----
Total revenue                                             $     2,009,455    $        162,843    $     2,172,298
Operating profit                                                  279,212               5,867            285,079
Total assets excluding
   cash and equivalents                                         1,870,569             229,501          2,100,070

1996
----
Total revenue                                             $     1,907,942    $        104,012    $     2,011,954
Operating profit (loss) before
   non-recurring charge                                           257,667              (6,307)           251,360
Non-recurring charge                                              (49,432)             (2,629)           (52,061)
                                                          ----------------   -----------------   ----------------
Operating profit (loss)                                           208,235              (8,936)           199,299
Total assets excluding
   cash and equivalents                                         1,744,465             231,237          1,975,702

QUARTERLY RESULTS OF OPERATIONS
-------------------------------
(Unaudited)
Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 1998 and 1997.


                                                                                 Quarter Ended
                                                     --------------------------------------------------------------------
                                                         May 31          August 31        November 30         February 28
                                                     -------------       ---------        -----------         -----------

Fiscal 1998
-----------
   Net sales                                         $     475,059     $     484,742    $     639,655       $     599,309
   Total revenue                                           477,336           486,966          642,777             605,035
   Gross profit                                            313,585           296,806          397,324             400,362
   Non-recurring gain                                        -                22,125            -                   -
   Net income                                               30,259            26,097           79,038              54,690
   Earnings per share                                          .40               .35             1.07                 .76
   Earnings per share - assuming dilution                      .40               .35             1.05                 .75


Fiscal 1997
-----------
   Net sales                                         $     438,212     $     466,536    $     647,723       $     608,618
   Total revenue                                           440,127           469,024          651,074             612,073
   Gross profit                                            283,545           278,277          397,568             396,575
   Net income                                               27,772            11,429           74,597              53,297
   Earnings per share                                          .37               .15             1.00                 .71
   Earnings per share - assuming dilution                      .37               .15              .99                 .71

                         Report of Independent Auditors


Board of Directors and Shareholders
American Greetings Corporation

We have audited the accompanying consolidated statements of financial position of American Greetings Corporation as of February 28, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)3. These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation as of February 28, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 1996 the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

                                        /s/ Ernst & Young LLP

Cleveland, Ohio
March 26, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           There were no disagreements with the Corporation's independent auditors on accounting or financial disclosure matters within the three year period ended February 28, 1998, or in any period subsequent to such date.


                                    PART III

           The Corporation hereby incorporates by reference the information called for by Part III of Form 10-K from the Corporation's Notice of Annual Meeting of Shareholders to be held June 26, 1998, and related Proxy Statement filed with the Securities and Exchange Commission on May 13, 1998.


                             (Next item is Part IV)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

           1.       Financial Statements
                    --------------------
                    Included in Part II of this report:

                           Consolidated Statement of Income -
                           Years ended February 28 or 29, 1998, 1997 and 1996

                           Consolidated Statement of Financial Position - February 28, 1998 and 1997

                           Consolidated Statement of Cash Flows -
                           Years ended February 28 or 29, 1998, 1997 and 1996

                           Consolidated Statement of Shareholders' Equity - Years ended February 28 or 29, 1998, 1997 and 1996

                           Notes to Consolidated Financial Statements -
                           Years ended February 28 or 29, 1998, 1997 and 1996

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

                           (ii)     Amended Regulations of the Registrant

                                    This Exhibit has been previously filed as an Exhibit to the Amendment No. 1 to the Registrant's Form S-3 Registration Statement Registration No. 33-39726) filed on May 17, 1991, and is incorporated herein by reference.

              (10)         Material Contracts
                   (i) (A)    (i)     Officers' contracts *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1997, and is incorporated herein by reference.

                             (ii)     Employment Agreement with Edward
                                      Fruchtenbaum, dated January 1, 1998 *

                   (ii) (A)   (i)     Shareholders Agreement dated November 19,
                                      1984*

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1997, and is incorporated herein by reference.

                             (ii)     Executive Bonus Plan *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1997, and is incorporated herein by reference.

                            (iii) Executive Incentive Compensation Plan (as Amended and Restated as at March 6, 1989)*

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1997, and is incorporated herein by reference.

                             (iv)     Executive Deferred Compensation Plan *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year ended February 28, 1993, and is incorporated herein by reference.

                              (v)     1982 Incentive Stock Option Plan *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 2-84911) dated July 1, 1983, and is incorporated herein by reference.

                             (vi)     1985 Incentive Stock Option Plan *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 33-975) dated November 7, 1985, and is incorporated herein by reference.

                            (vii)     Supplemental Executive Retirement Plan *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year ended February 28, 1993, and is incorporated herein by reference.

                           (viii)     1987 Class B Stock Option Plan

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 33-16180) dated July 31, 1987, and is incorporated herein by reference.

                             (ix) Stock Option Agreement with Morry Weiss dated January 25,1988 *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1997, and is incorporated herein by reference.

                              (x) Loan Agreement with Edward Fruchtenbaum dated March 1,1990 *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1997, and is incorporated herein by reference.

                             (xi)     1992 Stock Option Plan *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 33-58582) dated February 22,1993, and is incorporated herein by reference.

                            (xii)     CEO/COO Compensation Plans *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year ended February 28,1995, and is incorporated herein by reference.

                           (xiii)     1995 Director Stock Plan *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 33-61037) dated July 14, 1995, and is incorporated herein by reference.

                            (xiv)     1996 Employee Stock Option Plan *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 33-08123) dated July 15, 1996, and is incorporated herein by reference.

                             (xv)     1997 Equity and Performance Incentive
                                      Plan *

                                      This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1997, and is incorporated herein by reference.

                   (iii)(A)   (i)     Agreement to defer stock option gains with
                                      Morry Weiss dated December 15, 1997 *

                  (21)       Subsidiaries of the Registrant

                  (23)       Consent of Independent Auditors

                  (27)       Financial Data Schedule

                  Executive Compensation Plans and Arrangements

                             The Corporation's executive compensation plans and arrangements are listed under Exhibit 10 hereof and marked by an asterisk (*).

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
                                             ------------------------------
                                                       (Registrant)



Date:    May 14, 1998                      By:        /s/ Jon Groetzinger, Jr.
       --------------                           ------------------------------
                                                Jon Groetzinger, Jr.
                                                Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



              SIGNATURE                                                 TITLE                                    DATE
              ---------                                                 -----                                    ----
     /s/ Irving I. Stone                                      Founder - Chairman;                    )
--------------------------------------------                  Chairman of the                        )
Irving I. Stone                                               Executive Committee;                   )
                                                              Director                               )
                                                                                                     )
                                                                                                     )
     /s/ Morry Weiss                                          Chairman of the Board;                 )
--------------------------------------------                  Chief Executive Officer;               )
Morry Weiss                                                   Director                               )
                                                                                                     )
                                                                                                     )
     /s/ Edward Fruchtenbaum                                  President;                             )
--------------------------------------------                  Chief Operating Officer;               )
Edward Fruchtenbaum                                           Director                               )
                                                                                                     )
                                                                                                     )
     /s/ Scott S. Cowen                                       Director                               )      May 14, 1998
--------------------------------------------                                                         )
Scott S. Cowen                                                                                       )
                                                                                                     )
     /s/ Herbert H. Jacobs                                    Director                               )
--------------------------------------------                                                         )
Herbert H. Jacobs                                                                                    )
                                                                                                     )
     /s/ Albert B. Ratner                                     Director                               )
--------------------------------------------                                                         )
Albert B. Ratner                                                                                     )
                                                                                                     )
     /s/ Harry H. Stone                                       Director                               )
--------------------------------------------                                                         )
Harry H. Stone                                                                                       )
                                                                                                     )
     /s/ Jeanette S. Wagner                                   Director                               )
--------------------------------------------                                                         )
Jeanette S. Wagner                                                                                   )
                                                                                                     )
     /s/ Milton A. Wolf                                       Director                               )
--------------------------------------------                                                         )
Milton A. Wolf                                                                                       )
                                                                                                     )
     /s/ William S. Meyer                                     Senior Vice President;                 )
--------------------------------------------                  Chief Financial Officer                )
William S. Meyer                                              (principal financial officer)          )
                                                                                                     )
                                                                                                     )
     /s/ Patricia L. Ripple                                   Vice President;                        )
--------------------------------------------                  Corporate Controller                   )
Patricia L. Ripple                                            (principal accounting officer)         )
                                                                                                     )

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
                                     (000)

------------------------------------------------------------------------------------------------------------------------------------
            COLUMN A                      COLUMN B                  COLUMN C                    COLUMN D             COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                        -----------------------------------
                                           Balance            (1)               (2)                                   Balance
          Description                   at Beginning   Charged to Costs   Charged to Other   Deductions-Describe      at End
                                          of Period       and Expense     Accounts-Describe                          of Period
------------------------------------------------------------------------------------------------------------------------------------



Year ended February 28, 1998:
  Deduction from asset account:
    Allowance for doubtful accounts      $   15,264       $   11,585        $  (1,119) (A)      $   10,069  (B)      $   15,661
                                         ==========       ==========        =========           ==========           ==========
    Allowance for sales returns          $  121,856       $  337,320        $  (1,040) (A)      $  322,552  (C)      $  135,584
                                         ==========       ==========        =========           ==========           ==========
    Allowance for other assets           $   16,400       $        0        $       0           $        0           $   16,400
                                         ==========       ==========        =========           ==========           ==========
Year ended February 28, 1997:
  Deduction from asset account:
    Allowance for doubtful accounts      $   16,214       $    8,210        $     113  (A)      $    9,273  (B)      $   15,264
                                         ==========       ==========        =========           ==========           ==========
    Allowance for sales returns          $  141,412       $  306,755        $     164  (A)      $  326,475  (C)      $  121,856
                                         ==========       ==========        =========           ==========           ==========
    Allowance for other assets           $   16,400       $        0        $       0           $        0           $   16,400
                                         ==========       ==========        =========           ==========           ==========
Year ended February 29, 1996:
  Deduction from asset account:
    Allowance for doubtful accounts      $   14,968       $   13,905        $     367  (A)      $   13,026  (B)      $   16,214
                                         ==========       ==========        =========           ==========           ==========
    Allowance for sales returns          $  102,004       $  321,693        $     238  (A)      $  282,523  (C)      $  141,412
                                         ==========       ==========        =========           ==========           ==========
    Allowance for other assets           $    5,000       $   11,400        $       0           $        0           $   16,400
                                         ==========       ==========        =========           ==========           ==========



Note A: Includes translation adjustment on foreign subsidiary balances; business unit disposals for the year ended February 28, 1998 of $1,064 allowance for doubtful accounts and $392 allowance for sales returns; and other minor reclasses and adjustments.
Note B: Accounts charged off, less recoveries.
Note C: Sales returns charged to the allowance account for actual returns for the year.