Form 10-K/A
period 1998-02-28
AMERICAN GREETINGS CORP
filed 1998-06-15
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-K/A No. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                                         Commission File
Ended February 28, 1998                                     Number 1-13859
      -----------------                                     ---------------

                         AMERICAN GREETINGS CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in Charter)

          OHIO                                               34-0065325
------------------------                                 -------------------
(State of incorporation)                                 (I.R.S. Employer
                                                         Identification No.)

  One American Road , Cleveland, Ohio                          44144
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's telephone number, including area code   (216)252-7300
                                                    ------------------

This Form 10-K/A No. 1 is being filed to accurately reflect the aggregate market value of the voting stock held by non-affiliates of the Registrant and the number of shares reported as outstanding as of May 1, 1998, in the previously filed Form 10-K for the Fiscal Year Ended February 28, 1998.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 1998 - $3,209,742,750

                 Number of shares outstanding as of May 1, 1998:

                           CLASS A COMMON - 66,526,787
                           CLASS B COMMON - 4,698,659

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      AMERICAN GREETINGS CORPORATION
                                      ------------------------------
                                                (Registrant)



Date:    June 15, 1998                By:  /s/ Patricia L. Ripple
       ---------------                     ----------------------
                                           Patricia L. Ripple
                                           Vice President
                                           Corporate Controller
                                           Principal Accounting Officer