Form 10-Q
period 1998-05-31
AMERICAN GREETINGS CORP
filed 1998-07-02
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     X    EXCHANGE ACT OF 1934
----------

For the quarterly period ended               May 31, 1998
                              ---------------------------------------------

                                       OR
                                       --

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
----------

For the transition period from                         to
                              ------------------------   -----------------------

                      Commission file number      1-13859
                                                ------------

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

Yes     X           No
   -----------         -----------

As of May 31, 1998, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                                   Class A Common 66,463,331
                                   Class B Common  4,153,065

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.  Financial Statements...................................................1

     Item 2.  Management's Discussion and Analysis...................................8


PART II - OTHER INFORMATION
---------------------------

     Item 1.  Legal Proceedings.....................................................10

     Item 6.  Exhibits and Reports on Form 8-K......................................10


SIGNATURES..........................................................................11
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)


                                                           (Unaudited)
                                                        Three Months Ended
                                                              May 31,
                                                  -----------------------------
                                                       1998             1997
                                                  ------------     ------------

Net sales                                         $    487,908     $    475,059

Costs and expenses:
    Material, labor and other production costs         159,719          161,474
    Selling, distribution and marketing                214,884          204,990
    Administrative and general                          58,164           56,210
    Interest expense                                     6,573            5,808
    Other expense (income)                              (4,709)             381
                                                  ------------     ------------
       Total costs and expenses                        434,631          428,863
                                                  ------------     ------------

Income before income taxes                              53,277           46,196
Income taxes                                            19,446           15,937
                                                  ------------     ------------

       Net income                                 $     33,831     $     30,259
                                                  ============     ============

Earnings per share                                $       0.47     $       0.40
                                                  ============     ============

Earnings per share - assuming dilution            $       0.47     $       0.40
                                                  ============     ============

Dividends per share                               $       0.18     $       0.17
                                                  ============     ============


Average number of common shares outstanding         71,310,434       75,127,722


                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                       (Unaudited)                     (Unaudited)
                                                       May 31, 1998   Feb. 28, 1998    May 31, 1997
                                                       -----------     -----------     -----------
ASSETS

Current assets
   Cash and equivalents                                $    43,497     $    47,623     $    53,263
   Trade accounts receivable, less allowances
     of $98,399, $151,245 and $93,762, respectively
     (principally for sales returns)                       357,659         373,594         351,112
   Total inventories                                       296,008         271,205         340,747
   Deferred  and refundable income taxes                    96,571         120,507          87,322
   Prepaid expenses and other                              214,498         210,316         191,419
                                                       -----------     -----------     -----------
              Total current assets                       1,008,233       1,023,245       1,023,863

Goodwill                                                   134,125          84,741         101,452
Other assets                                               595,888         605,846         558,335

Property, plant and equipment - at cost                    945,907         938,743         925,285
Less accumulated depreciation                              504,883         491,111         468,082
                                                       -----------     -----------     -----------
Property, plant and equipment - net                        441,024         447,632         457,203
                                                       -----------     -----------     -----------
                                                       $ 2,179,270     $ 2,161,464     $ 2,140,853
                                                       ===========     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                            $   276,469     $   199,640     $   170,538
   Accounts payable and accrued liabilities                130,470         145,554         145,166
   Accrued compensation and benefits                        57,519          84,997          50,644
   Income taxes                                             11,124          22,536           4,395
   Other current liabilities                                78,836          64,489          50,494
                                                       -----------     -----------     -----------
              Total current liabilities                    554,418         517,216         421,237

Long-term debt                                             148,712         148,800         215,838
Other liabilities                                           92,695         107,509          75,973
Deferred income taxes                                       37,749          42,722          43,190

Shareholders' equity
   Accumulated other comprehensive income                  (20,269)        (23,437)        (20,640)
   Other shareholders' equity                            1,365,965       1,368,654       1,405,255
                                                       -----------     -----------     -----------
              Total shareholders' equity                 1,345,696       1,345,217       1,384,615
                                                       -----------     -----------     -----------
                                                       $ 2,179,270     $ 2,161,464     $ 2,140,853
                                                       ===========     ===========     ===========

See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                                 (Unaudited)
                                                              Three Months Ended
                                                                   May 31,
                                                        -----------------------------
                                                            1998             1997
                                                        ------------     ------------

OPERATING ACTIVITIES:
     Net income                                         $     33,831     $     30,259
     Adjustments to reconcile to net cash
     provided (used) by operating activities:
         Depreciation                                         16,752           16,684
         Deferred income taxes                                18,896           13,371
         Change in operating assets and liabilities,
             net of effects from acquisitions                (64,152)         (59,558)
         Other - net                                           1,404            1,960
                                                        ------------     ------------
         Cash Provided by Operating Activities                 6,731            2,716

INVESTING ACTIVITIES:
     Business acquisitions                                   (52,957)               -
     Property, plant & equipment additions                   (10,009)         (13,376)
     Investment in corporate-owned life insurance              7,308            3,979
     Other - net                                               7,261           (1,620)
                                                        ------------     ------------
         Cash Used by Investing Activities                   (48,397)         (11,017)

FINANCING ACTIVITIES:
     Increase in long-term debt                                5,410           11,412
     Reduction of long-term debt                                (403)          (1,188)
     Increase in short-term debt                              68,569           24,922
     Sale of stock under benefit plans                         5,100            4,460
     Purchase of treasury shares                             (28,229)            (305)
     Dividends to shareholders                               (12,907)         (12,787)
                                                        ------------     ------------
         Cash Provided by Financing Activities                37,540           26,514
                                                        ------------     ------------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS                   (4,126)          18,213


         Cash and Equivalents at Beginning of Year            47,623           35,050
                                                        ------------     ------------
         Cash and Equivalents at End of Period          $     43,497     $     53,263
                                                        ============     ============


See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of dollars)


Three Months Ended May 31, 1998 and 1997

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

Note C - Reclassifications
--------------------------

Certain amounts in the prior fiscal year financial statements have been reclassified to conform with the 1998 presentation.

Note D - Earnings Per Share
---------------------------

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

                                                                Three Months Ended
                                                                    May 31,
                                                                    -------
                                                              1998            1997
                                                              ----            ----
Numerator:
        Net income, earnings per share
               and earnings per share -
               assuming dilution                          $     33,831    $     30,259
                                                          ============    ============

Denominator (thousands):
        Weighted average shares outstanding                     71,310          75,128
        Effect of dilutive securities - stock options            1,028             632
                                                          ------------    ------------
        Adjusted weighted average shares
               outstanding                                      72,338          75,760
                                                          ============    ============

Earnings per share                                        $       0.47    $       0.40
                                                          ============    ============

Earnings per share - assuming dilution                    $       0.47    $       0.40
                                                          ============    ============

Note E - Comprehensive Income
-----------------------------

The Corporation has adopted SFAS No. 130, Reporting Comprehensive Income, as required, which established standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. This Standard also requires that an entity report a total of comprehensive income in financial statements of interim periods. Comprehensive income represents all changes in shareholders' equity during the period except those resulting from investments by owners and distributions to owners.

The Corporation's total comprehensive income was as follows:

                                                            (Unaudited)
                                                         Three Months Ended
                                                              May 31,
                                                      -----------------------
                                                        1998         1997
                                                      ----------   ----------

Net income                                             $ 33,831     $ 30,259

Other comprehensive (loss) income
  Foreign currency translation adjustments               (3,063)        (994)
  Unrealized gain on available-for-sale securities        6,231            -
                                                      ----------   ----------
    Other comprehensive income                            3,168         (994)
                                                      ----------   ----------

Total comprehensive income                             $ 36,999     $ 29,265
                                                      ==========   ==========





Note F - New Accounting Standards
---------------------------------

The Corporation will adopt the disclosure requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for the fiscal year ending February 28, 1999, as required. The Corporation is currently evaluating the effect of this Standard on its segment reporting.

The Corporation will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for the fiscal quarter beginning March 1, 2000, as required. Because of the Corporation's current minimal use of derivatives, the Corporation does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its earnings or its financial position.

Note G - Inventories
--------------------

                                                 May 31,     February       May 31,
                                                   1998      28, 1998        1997
                                               -----------  -----------   -----------
Raw materials                                    $ 41,654     $ 42,641      $ 43,298
Work in process                                    41,792       37,204        52,572
Finished products                                 265,161      240,845       292,830
                                               -----------  -----------   -----------
                                                  348,607      320,690       388,700
Less LIFO reserve                                  91,170       90,130        90,703
                                               -----------  -----------   -----------
                                                  257,437      230,560       297,997
Display materials and factory supplies             38,571       40,645        42,750
                                               -----------  -----------   -----------
Inventories                                      $296,008     $271,205      $340,747
                                               ===========  ===========   ===========






Note H - Deferred Costs
-----------------------

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

As of May 31, 1998, February 28, 1998 and May 31, 1997 deferred costs and future payment commitments are included in the following financial statement captions:


                                                 May 31,    February      May 31,
                                                   1998     28, 1998       1997
                                               ----------  ----------   ----------
Prepaid expenses and other                      $177,366    $179,818     $158,844
Other assets                                     476,490     481,236      445,761
Other current liabilities                        (65,948)    (51,676)     (37,703)
Other liabilities                                (64,399)    (81,080)     (48,951)
                                               ----------  ----------   ----------
                                                $523,509    $528,298     $517,951
                                               ==========  ==========   ==========

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

Results of Operations
---------------------

Net sales of $487.9 million for the quarter ended May 31, 1998 were up 2.7% over the same period in the prior year. The increase was moderated by the divestiture of the net assets of Acme Frame Products, Inc. and Wilhold, Inc. during the second quarter last year. On a normalized basis, net sales would have increased nearly 6%, due primarily to strong sales of everyday cards and accessories. Unit sales of greeting cards increased 2% from the same period in the prior year.

Material, labor and other production costs were 32.7% of net sales for the quarter, down from 34.0% in the prior year. The improvement was primarily due to the divestiture of the two business units which had higher product costs.

Selling, distribution and marketing expenses were 44.0% of net sales for the quarter, up from 43.2% in the prior year. The increase was due to the cost of a national consumer advertising campaign which was launched during the quarter.

Administrative and general expenses were $58.2 million for the quarter, up slightly from $56.2 million in the prior year due primarily to the timing of expenses related to the Corporation's corporate owned life insurance program.

Interest expense increased from the prior year by $0.8 million for the quarter. The increase was due primarily to higher borrowing levels to fund the acquisitions of two greeting card companies in the United Kingdom; Camden Graphics Group was acquired on March 11, 1998, and Hanson White, Ltd. was acquired on May 11, 1998.

Other expense(income) was $4.7 million of income for the quarter compared to $0.4 million of expense in the prior year. The improvement was due primarily to the gain on the sale of the Corporation's equity investment in Artistic Greetings, Inc., partially offset by higher costs related to the conversion of information systems to be year 2000 compliant.

The effective tax rate for the quarter was 36.5%, up from 34.5% in the prior year due to the reduced tax benefit from the corporate owned life insurance program.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for May 31, 1997 has been included.

Operations provided $6.7 million for the first three months, an improvement of $4.0 million from the same period last year. This improvement was due primarily to the increase in net income and reduced growth of inventories offset somewhat by the timing of income tax payments.

Accounts receivable, which provided $25.1 million for the three months compared to providing $23.1 million during the same period in the prior year, were 16.2% of the prior twelve months' sales at May 31, 1998, compared to 16.0% at May 31, 1997.

Inventories, which continue to benefit from aggressive management focus, used $22.7 million for the three months, lower than the use of $36.4 million during the same period in the prior year. Inventories as a percent of the prior twelve months' material, labor, and other production costs were 37.5% and 42.0% at May 31, 1998, and May 31, 1997, respectively.

Investing activities used $48.4 million in cash for the quarter, including $53.0 million for the acquisitions in the United Kingdom. Excluding the acquisitions, investing activities provided $4.6 million for the quarter, an improvement of $15.6 million from the prior year, reflecting the sale of the Artistic Greetings stock and a lower level of capital spending.

On May 21, 1998, the Corporation filed a shelf registration for up to $600 million in debt with the Securities and Exchange Commission, and expects to borrow $300 million, to reduce commercial paper outstanding, in the near future. Also during the quarter, 545,000 shares of the Corporation's common stock were repurchased, of the 4.0 million shares authorized, at an average price of $47.65 per share or $26.0 million. Debt as a percentage of debt plus equity was 24.0% at May 31, 1998 compared to 21.8% at May 31, 1997. On a per share basis, shareholders' equity increased from $18.40 per share at May 31, 1997 to $18.92 at May 31, 1998.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1998, the end of its preceding fiscal year, to May 31, 1998, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31, 1997, the end of the corresponding fiscal quarter last year, to May 31, 1998, except the changes discussed above and aside from normal seasonal fluctuations.


Prospective Information
-----------------------

The Corporation has included in the Form 10-Q certain information other than historical facts that may constitute "forward-looking" information. Although management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation, the Corporation's actual results may differ materially from those projected in the "forward-looking" statements, including but not limited to such factors as retail bankruptcies, a weak retail environment, loss of retail accounts and competitive terms of sale offered to customers to expand or maintain business. Please see the Corporation's Form 10-K for the year ended February 28, 1998 for other risks and uncertainties that may affect future results.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     (a) Zucker, Ham & Mandell v. American Greetings Corporation (Nicholas J. Bua, Arbitrator)

          The Zucker Group claimed that it presented the Corporation with the idea for using the National Football League logo on greeting cards and the Corporation misappropriated the idea. The Zucker Group brought suit in 1994, which was subsequently transferred to arbitration by agreement of the parties. The Zucker Group sought more than $400 million in compensatory and punitive damages. On June 8, 1998, Arbitrator Bua announced an award in favor of The Zucker Group in the amount of $750,000. The Corporation believes the decision is incorrect and is considering all of its legal options.

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




                                     AMERICAN GREETINGS CORPORATION

                                     By:   /s/ Patricia L. Ripple
                                           -------------------------------------
                                           Patricia L. Ripple
                                           Controller
                                           Chief Accounting Officer


July 2, 1998