Form 10-Q
period 1998-08-31
AMERICAN GREETINGS CORP
filed 1998-10-15
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   X        EXCHANGE ACT OF 1934
-------

For the quarterly period ended                 August 31, 1998
                              -------------------------------------------------

                                       OR
                                       --

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-------     EXCHANGE ACT OF 1934

For the transition period from________________________to_______________________

                         Commission file number         1-13859
                                                      -----------

                         AMERICAN GREETINGS CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                         34-0065325
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


One American Road, Cleveland, Ohio                                     44144
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                               (216)  252-7300
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

Yes    X               No
   ---------              ---------

As of August 31, 1998, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                            Class A Common    66,188,938
                            Class B Common     4,655,720

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.  Financial Statements..........................................1

     Item 2.  Management's Discussion and Analysis..........................9

PART II - OTHER INFORMATION
---------------------------

     Item 1.  Legal Proceedings............................................14

     Item 4.  Submission of Matters to a Vote of Security Holders..........15

     Item 6.  Exhibits and Reports on Form 8-K............................ 16


SIGNATURES.................................................................16
----------




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                                                    (Unaudited)
                                                                                 Six Months Ended
                                                                                    August 31,
                                                                        -------------------------------
                                                                              1998            1997
                                                                        ---------------  --------------

Net sales                                                                 $    967,641     $   959,801

Costs and expenses:
    Material, labor and other production costs                                 330,206         349,410
    Selling, distribution and marketing                                        440,916         421,091
    Administrative and general                                                 109,506         111,876
    Non-recurring gain                                                               -         (22,125)
    Interest                                                                    13,918          11,130
    Other expense (income)                                                      (1,524)          2,379
                                                                        ---------------  --------------
       Total costs and expenses                                                893,022         873,761
                                                                        ---------------  --------------

Income before income taxes                                                      74,619          86,040
Income taxes                                                                    26,863          29,684
                                                                        ---------------  --------------

       Net income                                                         $     47,756     $    56,356
                                                                        ===============  ==============

Earnings per share                                                        $       0.67     $      0.75
                                                                        ===============  ==============

Earnings per share - assuming dilution                                    $       0.67     $      0.75
                                                                        ===============  ==============

Dividends per share                                                       $       0.37     $      0.35
                                                                        ===============  ==============


Average number of common shares outstanding                                 70,862,530      74,775,937


                 See notes to consolidated financial statements.




                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                                                       (Unaudited)
                                                                                    Three Months Ended
                                                                                        August 31,
                                                                          ------------------------------------
                                                                               1998                   1997
                                                                          -------------         --------------

Net sales                                                                 $    479,733          $    484,742

Costs and expenses:
    Material, labor and other production costs                                 170,487               187,936
    Selling, distribution and marketing                                        226,032               216,101
    Administrative and general                                                  51,342                55,666
    Non-recurring gain                                                            --                 (22,125)
    Interest                                                                     7,345                 5,322
    Other expense (income)                                                       3,185                 1,998
                                                                          ------------          ------------
       Total costs and expenses                                                458,391               444,898
                                                                          ------------          ------------

Income before income taxes                                                      21,342                39,844
Income taxes                                                                     7,417                13,747
                                                                          ------------          ------------

       Net income                                                         $     13,925          $     26,097
                                                                          ============          ============

Earnings per share                                                        $       0.20          $       0.35
                                                                          ============          ============

Earnings per share - assuming dilution                                    $       0.20          $       0.35
                                                                          ============          ============

Dividends per share                                                       $       0.19          $       0.18
                                                                          ============          ============


Average number of common shares outstanding                                 70,524,337            74,424,152


                 See notes to consolidated financial statements.




                         AMERICAN GREETINGS CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                                  (Unaudited)                             (Unaudited)
                                                               August 31, 1998      Feb. 28, 1998      August 31, 1997
                                                               ---------------      -------------      ---------------
ASSETS
Current assets
   Cash and equivalents                                          $   76,483          $   47,623          $   38,606
   Trade accounts receivable, less allowances
     of $87,303, $151,245 and $73,112, respectively
     (principally for sales returns)                                392,884             373,594             367,185
   Total inventories                                                336,664             271,205             339,563
   Deferred  and refundable income taxes                             98,844             120,507              86,692
   Prepaid expenses and other                                       221,524             210,316             183,469
                                                                 ----------          ----------          ----------
              Total current assets                                1,126,399           1,023,245           1,015,515

Goodwill                                                            132,176              84,741              93,261
Other assets                                                        568,171             605,846             523,089

Property, plant and equipment - at cost                             943,453             938,743             915,025
Less accumulated depreciation                                       512,755             491,111             473,135
                                                                 ----------          ----------          ----------
Property, plant and equipment - net                                 430,698             447,632             441,890
                                                                 ----------          ----------          ----------
                                                                 $2,257,444          $2,161,464          $2,073,755
                                                                 ==========          ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                                      $   27,312          $  199,640          $  159,372
   Accounts payable and accrued liabilities                         178,654             145,554             159,927
   Accrued compensation and benefits                                 64,582              84,997              55,500
   Income taxes                                                      12,820              22,536              13,746
   Other current liabilities                                         59,444              64,489              22,144
                                                                 ----------          ----------          ----------
              Total current liabilities                             342,812             517,216             410,689

Long-term debt                                                      457,506             148,800             211,005
Other liabilities                                                    93,817             107,509              72,382
Deferred income taxes                                                37,498              42,722              40,938
Shareholders' equity                                              1,325,811           1,345,217           1,338,741
                                                                 ----------          ----------          ----------
                                                                 $2,257,444          $2,161,464          $2,073,755
                                                                 ==========          ==========          ==========



                 See notes to consolidated financial statements.



                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                                                            (Unaudited)
                                                                                          Six Months Ended
                                                                                             August 31,
                                                                                -----------------------------------
                                                                                    1998                    1997
                                                                                -------------          ------------

OPERATING ACTIVITIES:
     Net income                                                                   $  47,756             $  56,356
     Adjustments to reconcile to net cash
     provided (used) by operating activities:
         Non-recurring gain                                                            --                 (22,125)
         Depreciation                                                                33,741                33,688
         Deferred income taxes                                                       13,777                11,764
         Change in operating assets and liabilities,
             net of effects from acquisitions and divestitures                      (90,301)              (84,609)
         Other - net                                                                  3,027                 2,054
                                                                                  ---------             ---------
         Cash Provided (Used) by Operating Activities                                 8,000                (2,872)

INVESTING ACTIVITIES:
     Business acquisitions and divestitures                                         (52,957)               82,000
     Property, plant & equipment additions                                          (21,381)              (23,578)
     Investment in corporate-owned life insurance                                     6,007                 4,406
     Other - net                                                                     12,021                  (372)
                                                                                  ---------             ---------
         Cash (Used) Provided by Investing Activities                               (56,310)               62,456

FINANCING ACTIVITIES:
     Increase in long-term debt                                                     319,233                21,347
     Reduction of long-term debt                                                    (25,785)               (3,478)
     (Decrease) increase in short-term debt                                        (149,016)                6,613
     Sale of stock under benefit plans                                                9,676                 7,021
     Purchase of treasury shares                                                    (50,616)              (61,326)
     Dividends to shareholders                                                      (26,322)              (26,205)
                                                                                  ---------             ---------
         Cash Provided (Used) by Financing Activities                                77,170               (56,028)
                                                                                  ---------             ---------
INCREASE IN CASH AND EQUIVALENTS                                                     28,860                 3,556


         Cash and Equivalents at Beginning of Year                                   47,623                35,050
                                                                                  ---------             ---------
         Cash and Equivalents at End of Period                                    $  76,483             $  38,606
                                                                                  =========             =========


                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of dollars)

Six Months Ended August 31, 1998 and 1997

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

Note D - Non-recurring Gain
---------------------------

On August 12, 1997, the Corporation divested the net assets of two subsidiaries, Acme Frame Products, Inc., a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories. As a result of the transaction, the Corporation recorded a one-time pre-tax gain of $22,125 ($13,192 net of tax, or earnings per share of $0.18).

Note E - Earnings Per Share
---------------------------

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:


                                                                             Six Months Ended
                                                                                 August 31,
                                                                      ------------------------------
                                                                          1998                1997
                                                                      ----------           ---------
   Numerator:
             Net income, earnings per share
                  and earnings per share -
                  assuming dilution                                    $47,756              $56,356
                                                                       =======              =======

   Denominator (thousands):
             Weighted average shares outstanding                        70,863               74,776
             Effect of dilutive securities - stock options                 943                  728
                                                                       -------              -------
             Adjusted weighted average shares
                  outstanding                                           71,806               75,504
                                                                       =======              =======

Earnings per share                                                     $  0.67              $  0.75
                                                                       =======              =======

Earnings per share - assuming dilution                                 $  0.67              $  0.75
                                                                       =======              =======


Note F - Comprehensive Income
-----------------------------

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

The Corporation's total comprehensive income was as follows:

                                                                                (Unaudited)
                                                                             Six Months Ended
                                                                                 August 31,
                                                                      ---------------------------------
                                                                         1998                    1997
                                                                      ----------             ----------

Net income                                                            $ 47,756                $ 56,356

Other comprehensive (loss) income
  Foreign currency translation adjustments                              (5,331)                 (1,087)
  Unrealized gain on available-for-sale securities                       5,431                    --
                                                                      --------                --------
    Other comprehensive income                                             100                  (1,087)
                                                                      --------                --------

Total comprehensive income                                            $ 47,856                $ 55,269
                                                                      ========                ========

Note G - New Accounting Standards
---------------------------------

The Corporation will adopt the disclosure requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for the fiscal year ending February 28, 1999, as required. The Corporation is currently evaluating the effect of this Standard on its segment reporting.

The Corporation will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for the fiscal quarter beginning March 1, 2000, as required. Because of the Corporation's current minimal use of derivatives, the Corporation does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its earnings or financial position.


Note H - Inventories
--------------------

                                                           August 31, 1998      February 28, 1998      August 31, 1997
                                                            -------------------------------------------------------------
Raw materials                                                  $ 39,040              $ 42,641              $ 38,230
Work in process                                                  38,321                37,204                39,773
Finished products                                               308,736               240,845               311,144
                                                               --------              --------              --------
                                                                386,097               320,690               389,147
Less LIFO reserve                                                91,370                90,130                90,217
                                                               --------              --------              --------
                                                                294,727               230,560               298,930
Display materials and factory supplies                           41,937                40,645                40,633
                                                               --------              --------              --------
Inventories                                                    $336,664              $271,205              $339,563
                                                               ========              ========              ========



Note I - Deferred Costs
-----------------------

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

As of August 31, 1998, February 28, 1998 and August 31, 1997 deferred costs and future payment commitments are included in the following financial statement captions:

                                                             August 31, 1998      February 28, 1998       August 31, 1997
                                                            -------------------------------------------------------------
Prepaid expenses and other                                    $ 186,850                $ 179,818                $ 154,313
Other assets                                                    451,240                  481,236                  409,106
Other current liabilities                                       (59,444)                 (51,676)                 (22,145)
Other liabilities                                               (67,093)                 (81,080)                 (45,454)
                                                              ---------                ---------                ---------
                                                              $ 511,553                $ 528,298                $ 495,820
                                                              =========                =========                =========


Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

Results of Operations
---------------------

Net sales were $479.7 million and $967.6 million for the quarter and six months ended August 31, 1998, down 1.0% and up .8% over the same periods in the prior year, respectively. Excluding the impact of foreign exchange rates and the divestiture of two subsidiary businesses during the second quarter last year, net sales would have increased nearly 3% in the second quarter and more than 5% for the first six months. These increases were due primarily to sales of everyday cards and accessories and the impact of the acquisitions in the United Kingdom during the first quarter. Unit sales of total greeting cards increased approximately 3% for both the three months and the six months from the same periods in the prior year, favorably impacted by the acquisitions in the United Kingdom.

Material, labor and other production costs were 35.5% and 34.1% of net sales for the quarter and six months, a significant decrease from 38.8% and 36.4% from the same periods in the prior year. This improvement was due to a more favorable product mix, including the divestiture of the business units which had lower margins.

Selling, distribution and marketing expenses were 47.1% and 45.6% of net sales for the quarter and six months, up from 44.6% and 43.9% in the same periods last year. The increases reflect the cost of a national consumer advertising campaign and selling expenses resulting from store remodelings due to retailer consolidations.

Administrative and general expenses were $4.3 million lower in the quarter and $2.4 million lower for the six months compared to the prior year due primarily to overall cost control programs.

Interest expense increased from the prior year by $2.0 million for the quarter and $2.8 million for the six months. The increase was due primarily to higher borrowing to fund the Corporation's common stock repurchase program and the acquisitions in the United Kingdom.

Other expense (income) was $3.2 million of expense for the quarter compared to $2.0 million of expense in the prior year due primarily to higher costs related to the conversion of information systems to be Year 2000 compliant. Other expense (income) was $1.5 million of income for the six months compared to $2.4 million of expense for the same period in the prior year. The improvement was due primarily to the gain on the sale of the Artistic Greetings' stock partially offset by higher Year 2000 costs.

The effective tax rate for the six months was 36.0%, up from 34.5% in the prior year due to the decreased tax benefit from the corporate-owned life insurance program.

Year 2000
---------

The Year 2000 issue is the result of information technology ("IT") system programs being written using two digits rather than four digits to define the application year. Any of the Corporation's IT systems that have date-sensitive software may be unable to interpret appropriately the calendar Year 2000 and thus could cause the disruption of normal business activities. The Corporation uses IT systems in various aspects of its business, including manufacturing, distribution, product development, and many administrative functions, and much of this software will need to be modified or replaced. The Corporation is currently in the process of working toward Year 2000 compliance so that all of its material business processes and components will properly handle dates prior to, during and after the Year 2000.

The Corporation has prioritized its IT systems into three categories: critical, necessary or other. Failure of a "critical" system would result in a serious disruption of revenue and would critically impact competitive advantages. Failure of a "necessary" system would result in serious processing delays and a significant reduction in productivity. The Corporation believes its critical systems will be Year 2000 compliant by the end of the first quarter of calendar 1999. The Corporation also believes its necessary systems will be Year 2000 compliant by the end of the second quarter of calendar 1999. The remainder of the Corporation's systems should be remediated by the end of the third quarter of calendar 1999. However, material slippage in the schedule and number of systems that are Year 2000 compliant could occur.

The Corporation's non-IT systems include embedded technology such as microcontrollers included in production equipment, environmental control equipment and timeclocks. These non-IT systems are currently being assessed in order to have a plan of remediation by the end of calendar 1998 with remediation beginning during calendar 1999.

The Corporation is also in the process of ensuring the continuity and stability of its normal business functions by identifying and assessing potential Year 2000 compliance risks associated with its external business relationships, including those with vendors, customers, financial institutions and employee benefit providers. This process is currently in the assessment phase with potential risks being identified and implementation plans being developed.

The Corporation's current estimate of total cost to achieve Year 2000 compliance in both its IT and non-IT systems is approximately $35 million for both modifications to existing software and software replacement. Through August 31, 1998, $12 million has been cumulatively expended on Year 2000 compliance, with approximately $24 million anticipated to be expended cumulatively through the end of fiscal 1999, and the balance anticipated for fiscal 2000.

The Corporation is also currently assessing what contingency plans will be needed in the event any of the Corporation's critical or necessary systems or any of its business partners' critical or necessary systems are not Year 2000 compliant when required. Although the Corporation does not currently anticipate such a situation, contingency plans will be in process by the end of calendar 1998 and the Corporation expects that they will be completed during the second quarter of calendar 1999.

In addition, the Corporation is also currently developing a program to provide independent validation of its Year 2000 compliance efforts and plans to have that program in place by the end of the first quarter of calendar 1999. This program will likely include engaging independent consultants for audits of its completed coding corrections and for providing guidance and suggestions for the remediation efforts.

The Corporation believes, but cannot warrant, that with timely modifications to its existing software and conversion to new software, by both the Corporation and its significant business partners, the Year 2000 compliance issue should not have a material impact on the Corporation's operations. Specific factors which might cause a material adverse effect include the availability and cost of trained personnel and the ability to recruit and retain them, as well as the ability to locate all system coding requiring correction. Based upon information available at this time, the Corporation believes that the cost of modifications, replacements and related testing will not have a material impact on the Corporation's liquidity or results of operations. Year 2000 expenditures are being funded through operations.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for August 31, 1997 has been included.

Operating activities provided $8.0 million of cash for the six months, an improvement of $10.9 million from the same period last year. Contributing to this improvement was an increase in net income over the prior year, after adjusting for the non-recurring gain last year.

Accounts receivable, net of the effect of acquisitions and divestitures, used cash at a rate similar to that of the prior year. Net accounts receivable were 17.5% of the prior twelve months' sales at August 31, 1998, compared to 17.1% at August 31, 1997, net of the effect of acquisitions and divestitures, reflecting an increase in extended payment terms to customers.

Inventories, net of the effect of acquisitions and divestitures, increased by $70.8 million from February 28, 1998, compared to an increase of $59.2 million during the same period in the prior year due to timing of production. However, inventories as a percent of the prior twelve months' material, labor, and other production costs were 43.4% and 44.3% at August 31, 1998, and August 31, 1997, respectively, net of the effect of acquisitions and divestitures, as the focus on controlling inventory levels continued.

Investing activities used $56.3 million in cash for the six months this year including $53.0 million for acquisition of two greeting card companies in the United Kingdom, compared to providing $62.5 million for the same period last year, including $82.0 million in proceeds from the divestiture of two subsidiaries. Excluding the acquisitions and divestitures, investing activities used $3.3 million for the six months, an improvement of $16.2 million from the prior year, reflecting the proceeds from the sale of the Artistic Greetings stock and a lower level of capital expenditures.

On May 20, 1998, the Corporation filed a Form S-3 Registration Statement with the Securities and Exchange Commission for a shelf registration to issue up to $600 million of debt securities. Under the registration, the Corporation on July 27, 1998 completed the sale of $300 million of 30-year senior notes with a 6.10% coupon rate. The majority of the proceeds were used to retire commercial paper and other short-term debt, with the remainder used for other general corporate purposes and short-term investments.

On August 7, 1998, the Corporation entered into a new multi-currency credit facility to provide liquidity and working capital financing for the Corporation and its subsidiaries in the United States, Canada, the United Kingdom, Australia, New Zealand and France. The aggregate availability under this facility is approximately $713 million. A portion of the facility matures on August 7, 2003. The balance of the facility matures on August 6, 1999. This portion of the facility is annually renewable for an additional 364-day period and is convertible to a term loan with a maturity of August 7, 2003.

Financing activities provided $77.2 million for the six months compared to using $56.0 million during the same period in the prior year. The Corporation utilized a portion of the proceeds from the sale of the $300 million of debt securities to effectively shift much of its previously short-term debt to long-term. The remaining portion of the proceeds were used to fund various other activities during the six months, including the purchase of 1.0 million shares of the Corporation's Class A common stock for $47.7 million at an average price of $47.73 per share. During the same period last year, 1.7 million shares of stock had been purchased for $59.7 million. Total debt less cash increased from $331.8 million at August 31, 1997 to $408.3 million at August 31, 1998. Debt as a percentage of debt plus equity also increased to 26.8% at August 31, 1998 from 21.7% at August 31, 1997.

On a per-share basis, shareholders' equity increased from $18.18 per share at August 31, 1997 to $18.71 at August 31, 1998.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1998, the end of its preceding fiscal year, to August 31, 1998, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31, 1997, the end of the corresponding fiscal quarter last year, to August 31, 1998, except the changes discussed above and aside from normal seasonal fluctuations.

Prospective Information
-----------------------

On September 17, 1998, the Corporation announced plans to enhance profitability by targeting removal of $20 to $30 million from the cost structure of the Corporation. A corporate-wide reassessment of management resources is underway that is expected to result in a pre-tax charge of $10 to $20 million during the third quarter of fiscal 1999, generating pre-tax savings in the same range beginning in fiscal 2000. Additionally, during the next 12 months, the Corporation will conduct an evaluation of its worldwide manufacturing and distribution capabilities, expecting to identify additional cost savings and potential charges as part of this initiative.

Management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation, except those mentioned above. However, the Corporation's future results could be negatively impacted by such factors as retail bankruptcies, a weak retail environment, loss of retail accounts to other suppliers or as a result of retail consolidation and competitive terms of sale offered to customers to expand or maintain business. Other risks, which are not all-inclusive, include costs associated with correcting the Year 2000 issues, unforeseen circumstances which may affect the Corporation's plans to reduce its cost structure, as well as economic conditions in the various markets served by the Corporation's operations. Please see the Corporation's Form 10-K for the year ended February 28, 1998 for other risks and uncertainties that may affect future results.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

          (a) Custom Expressions Royalty Inc., et al v. American Greetings Corporation, Case No. 3:97CV356-H, US District Court, Northern District of North Carolina

               On August 8, 1998, the court referred certain parts of the case to arbitration and stayed further litigation until resolution of the arbitration proceedings. The dispute over royalties under the Patent License Agreement and the accounting issues involved in the determination of Adjusted Net Earnings for the Put/Call Year 1996 were each referred to arbitration. The parties are scheduling the arbitrations and further discovery related to the arbitrations now, and have moved the court to continue the January 11, 1999 trial date in order to allow the arbitrations to be completed.

          (b) Thorntons Plc v. Carlton Cards Limited, in the High Court of Justice, Queen's Bench Division, Birmingham District Registry, 1997 No. ML40017A.

               This matter was previously reported in the Form 10-K for the fiscal year ended February 28, 1998. The parties agreed to mediation pending a hearing on the appeal in this case. At mediation, the parties agreed to a settlement on terms not material to the Corporation.

          (c) Zucker, Ham and Mandell v. American Greetings Corporation (Nicholas J. Bua, Arbitrator)

               This matter was previously reported in the Form 10-Q for the quarterly period ended May 31, 1998. After reviewing its legal options, the Corporation decided not to appeal the arbitration decision and paid the award, an amount not material to the Corporation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

       (a) The Annual Meeting of Shareholders of the Corporation was held on June 26, 1998.

       (b) The following individuals were elected to Class III of the Corporation's Board of Directors with term expiring in 2001: Scott
              S. Cowen, Irving I. Stone and Harriet Mouchly-Weiss.

              The following individuals are continuing directors with term expiring in 1999 (Class I): Herbert H. Jacobs, James C. Spira and Morry Weiss.

              The following individuals are continuing directors with term expiring in 2000 (Class II): Albert B. Ratner, Harry H. Stone and Edward Fruchtenbaum.

       (c)-1  The vote total was as follows for the election of directors (Class
              III):

              Nominee                       Votes For             Votes Withheld
              -------                       ---------             --------------
              Scott S. Cowen                98,762,070              1,629,096
              Irving I. Stone               98,598,918              1,792,248
              Harriet Mouchly-Weiss         98,732,831              1,658,335

       (c)-2 A proposal to increase the quorum requirements at shareholder meetings with respect to new or additional securities of the company proposed to be listed on the New York Stock Exchange from 25% to 50% was approved by the shareholders. The vote was as follows:

              Affirmative                                     95,258,704
              Negative                                           902,160
              Abstain                                            360,369
              Broker non-votes                                  3,869,933

       (c)-3 A proposal to approve an increase in the authorized number of Class A Common Shares and Class B Common Shares was approved by the shareholders. The vote was as follows:

              Affirmative                                     90,278,038
              Negative                                         9,718,988
              Abstain                                            394,140

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

October 15, 1998