Form 10-Q
period 1998-11-30
AMERICAN GREETINGS CORP
filed 1999-01-14
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         X        SECURITIES EXCHANGE ACT OF 1934
-----------------

For the quarterly period ended           November 30, 1998
                               -------------------------------------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

                         Commission file number       1-13859
                                                   -------------

                         AMERICAN GREETINGS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                      34-0065325
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



One American Road, Cleveland, Ohio                        44144
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

Yes    X     No
    -------     -------

As of November 30, 1998, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                                             Class A Common 65,263,920
                                             Class B Common  4,656,836

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  Financial Statements.....................................1

         Item 2.  Management's Discussion and Analysis.....................9


PART II - OTHER INFORMATION
---------------------------

         Item 6.  Exhibits and Reports on Form 8-K........................14


SIGNATURES................................................................14
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)



                                                                   (Unaudited)
                                                                Nine Months Ended
                                                                   November 30,
                                                      ---------------------------------
                                                          1998                 1997
                                                      ------------         ------------

Net sales                                             $  1,606,004         $  1,599,456

Costs and expenses:
    Material, labor and other production costs             556,537              591,741
    Selling, distribution and marketing                    660,855              633,784
    Administrative and general                             165,662              168,200
    Non-recurring items                                     13,925              (22,125)
    Interest                                                20,651               17,462
    Other expense (income)                                  (2,747)               3,686
                                                      ------------         ------------
       Total costs and expenses                          1,414,883            1,392,748
                                                      ------------         ------------

Income before income taxes                                 191,121              206,708
Income taxes                                                68,804               71,314
                                                      ------------         ------------

       Net income                                     $    122,317         $    135,394
                                                      ============         ============

Earnings per share                                    $       1.73         $       1.82
                                                      ============         ============

Earnings per share - assuming dilution                $       1.71         $       1.80
                                                      ============         ============

Dividends per share                                   $       0.56         $       0.53
                                                      ============         ============


Average number of common shares outstanding             70,625,300           74,324,220

                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                                   (Unaudited)
                                                                Three Months Ended
                                                                   November 30,
                                                      ---------------------------------
                                                          1998                 1997
                                                      ------------         ------------

Net sales                                             $    638,363         $    639,655

Costs and expenses:
    Material, labor and other production costs             226,331              242,331
    Selling, distribution and marketing                    219,939              212,693
    Administrative and general                              56,156               56,324
    Non-recurring items                                     13,925                 --
    Interest                                                 6,733                6,332
    Other expense (income)                                  (1,223)               1,307
                                                      ------------         ------------
       Total costs and expenses                            521,861              518,987
                                                      ------------         ------------

Income before income taxes                                 116,502              120,668
Income taxes                                                41,941               41,630
                                                      ------------         ------------

       Net income                                     $     74,561         $     79,038
                                                      ============         ============

Earnings per share                                    $       1.06         $       1.07
                                                      ============         ============

Earnings per share - assuming dilution                $       1.04         $       1.05
                                                      ============         ============

Dividends per share                                   $       0.19         $       0.18
                                                      ============         ============


Average number of common shares outstanding             70,150,852           73,420,783


                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)


                                                            (Unaudited)                         (Unaudited)
                                                           Nov. 30, 1998     Feb. 28, 1998     Nov. 30, 1997
                                                           -------------     -------------     -------------
ASSETS

Current assets
   Cash and equivalents                                      $   38,318        $   47,623        $   31,220
   Trade accounts receivable, less allowances
     of $150,106, $151,245 and $140,245, respectively
     (principally for sales returns)                            555,343           373,594           581,763
   Total inventories                                            301,085           271,205           283,113
   Deferred  and refundable income taxes                        120,254           120,507           101,393
   Prepaid expenses and other                                   214,222           210,316           207,769
                                                             ----------        ----------        ----------
              Total current assets                            1,229,222         1,023,245         1,205,258

Goodwill                                                        136,064            84,741            86,702
Other assets                                                    675,847           605,846           593,581

Property, plant and equipment - at cost                         954,771           938,743           917,396
Less accumulated depreciation                                   527,619           491,111           482,127
                                                             ----------        ----------        ----------
Property, plant and equipment - net                             427,152           447,632           435,269
                                                             ----------        ----------        ----------
                                                             $2,468,285        $2,161,464        $2,320,810
                                                             ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                                  $   67,838        $  199,640        $  286,106
   Accounts payable and accrued liabilities                     176,913           145,554           123,742
   Accrued compensation and benefits                             75,043            84,997            68,056
   Income taxes                                                  55,207            22,536            33,342
   Other current liabilities                                     96,340            64,489            69,227
                                                             ----------        ----------        ----------
              Total current liabilities                         471,341           517,216           580,473

Long-term debt                                                  482,578           148,800           214,134
Other liabilities                                               122,362           107,509           115,313
Deferred income taxes                                            37,656            42,722            39,950
Shareholders' equity                                          1,354,348         1,345,217         1,370,940
                                                             ----------        ----------        ----------
                                                             $2,468,285        $2,161,464        $2,320,810
                                                             ==========        ==========        ==========


                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)


                                                                              (Unaudited)
                                                                           Nine Months Ended
                                                                             November 30,
                                                                      ---------------------------
                                                                         1998              1997
                                                                      ---------         ---------

OPERATING ACTIVITIES:
     Net income                                                       $ 122,317         $ 135,394
     Adjustments to reconcile to net cash
     provided (used) by operating activities:
         Non-recurring items                                             12,479           (22,125)
         Depreciation                                                    50,247            49,601
         Deferred income taxes                                           (7,924)           (3,874)
         Change in operating assets and liabilities,
             net of effects from acquisitions and divestitures         (224,150)         (252,750)
         Other - net                                                      3,873             5,970
                                                                      ---------         ---------
         Cash Used by Operating Activities                              (43,158)          (87,784)

INVESTING ACTIVITIES:
     Business acquisitions and divestitures                             (52,957)           82,000
     Property, plant & equipment additions                              (33,652)          (37,608)
     Investment in corporate-owned life insurance                        22,067             3,196
     Other - net                                                         14,066               205
                                                                      ---------         ---------
         Cash (Used) Provided by Investing Activities                   (50,476)           47,793

FINANCING ACTIVITIES:
     Increase in long-term debt                                         342,703            37,048
     Reduction of long-term debt                                        (19,940)           (3,512)
     (Decrease) increase in short-term debt                            (120,456)          127,794
     Sale of stock under benefit plans                                   15,681            10,616
     Purchase of treasury shares                                        (94,059)          (96,645)
     Dividends to shareholders                                          (39,600)          (39,140)
                                                                      ---------         ---------
         Cash Provided by Financing Activities                           84,329            36,161
                                                                      ---------         ---------
DECREASE IN CASH AND EQUIVALENTS                                         (9,305)           (3,830)

         Cash and Equivalents at Beginning of Year                       47,623            35,050
                                                                      ---------         ---------
         Cash and Equivalents at End of Period                        $  38,318         $  31,220
                                                                      =========         =========



                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of dollars)


Nine Months Ended November 30, 1998 and 1997

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


Note D - Non-recurring Items
----------------------------

During the period ended November 30, 1998, the Corporation recorded a restructuring charge of $13,925 ($8,342 net of tax, or earnings per share of $0.12). The primary components of this charge were employee severance and termination benefit costs associated with a headcount reduction of approximately 300 management, salaried and clerical positions. The balance of the charge is comprised of costs associated with exiting the Corporation's kiosk business and lease exit costs due to the closure of certain sales offices.

On August 12, 1997, the Corporation divested the net assets of two subsidiaries, Acme Frame Products, Inc., a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories. As a result of the transaction, the Corporation recorded a one-time pre-tax gain of $22,125 ($13,192 net of tax, or earnings per share of $0.18.)

Note E - Earnings Per Share
---------------------------

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:


                                                                        Nine Months Ended
                                                                           November 30,
                                                                     ------------------------
                                                                      1998            1997
                                                                     --------        --------
      Numerator:
                Net income, earnings per share
                     and earnings per share -
                     assuming dilution                               $122,317        $135,394
                                                                     ========        ========

      Denominator (thousands):
                Weighted average shares outstanding                    70,625          74,324
                Effect of dilutive securities - stock options             831             780
                                                                     --------        --------
                Adjusted weighted average shares
                     outstanding                                       71,456          75,104
                                                                     ========        ========

   Earnings per share                                                $   1.73        $   1.82
                                                                     ========        ========

   Earnings per share - assuming dilution                            $   1.71        $   1.80
                                                                     ========        ========

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

The Corporation's total comprehensive income was as follows:

                                                                     (Unaudited)
                                                                  Nine Months Ended
                                                                     November 30,
                                                             -------------------------
                                                               1998             1997
                                                             --------         --------

   Net income                                                $122,317         $135,394

   Other comprehensive (loss) income
     Foreign currency translation adjustments                  (1,317)          (3,266)
     Unrealized gain on available-for-sale securities           6,109             --
                                                             --------         --------
       Other comprehensive income                               4,792           (3,266)
                                                             --------         --------

   Total comprehensive income                                $127,109         $132,128
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

Note H - Inventories
--------------------

                                              November 30, 1998   February 28, 1998    November 30, 1997
                                              -----------------   -----------------    -----------------
Raw materials                                     $ 37,773            $ 42,641            $ 36,282
Work in process                                     27,203              37,204              28,727
Finished products                                  280,449             240,845             270,725
                                                  --------            --------            --------
                                                   345,425             320,690             335,734
Less LIFO reserve                                   91,260              90,130              90,618
                                                  --------            --------            --------
                                                   254,165             230,560             245,116
Display materials and factory supplies              46,920              40,645              37,997
                                                  --------            --------            --------
Inventories                                       $301,085            $271,205            $283,113
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

As of November 30, 1998, February 28, 1998 and November 30, 1997 deferred costs and future payment commitments are included in the following financial statement captions:


                                              November 30, 1998   February 28, 1998  November 30, 1997
                                              -----------------   -----------------    -----------------
Prepaid expenses and other                        $ 184,814           $ 179,818           $ 175,411
Other assets                                        568,532             481,236             477,020
Other current liabilities                           (83,055)            (51,676)            (56,124)
Other liabilities                                   (92,083)            (81,080)            (87,440)
                                                  ---------           ---------           ---------
                                                  $ 578,208           $ 528,298           $ 508,867
                                                  =========           =========           =========

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

Results of Operations
---------------------

Net sales of $638.4 million for the quarter ended November 30, 1998 were down 0.2% compared to the same period in the prior year. However, for the nine months ended November 30, 1998, net sales were up 0.4% to $1,606.0 million. For the quarter, excluding the negative impact of foreign currency exchange rate movements, net sales would have increased 1.0%. On a year-to-date basis, net sales would have increased 3.5% excluding the impact of foreign exchange rate movements and the divestiture of two subsidiary businesses which occurred during the second quarter of last year. The increases in net sales were due primarily to sales of everyday cards and accessories, primarily giftwrap, partially offset by lower seasonal product shipments. In the first quarter of fiscal year 1999, the Corporation strengthened its position in the United Kingdom social expression product market through the acquisition of two greeting card companies. These acquisitions contributed 2.8% and 2.4% to the increases for the quarter and nine months, respectively. Unit sales of total greeting cards increased approximately 1% for the quarter and 2% year-to-date from the same periods in the prior year.

Material, labor and other production costs were 35.5% and 34.7% of net sales for the quarter and nine months, respectively, a significant decrease from 37.9% and 37.0% from the same periods in the prior year. Gross profit margins continued to improve during the third quarter as the Corporation reduced shipments of low-margin seasonal products.

For the third quarter, selling, distribution and marketing expenses were 34.5% of net sales, up from 33.3% in the prior year, due primarily to higher competitive costs. On a year-to-date basis, selling, distribution and marketing expenses were 41.1% of net sales, compared to 39.6% last year. In addition to increased competitive costs, the cost of a national consumer advertising campaign and selling expenses resulting from store remodelings due to retailer consolidations contributed to this increase.

Administrative and general expenses were $165.7 million for the nine month period, down slightly from $168.2 million for the same period in the prior year. The decrease is due primarily to overall cost containment programs. For the quarter, administrative and general expenses were $56.2 million, comparable with the $56.3 million last year.

During the third quarter, the Corporation recorded a restructure charge of $13.9 million ($8.3 million net of tax, or earnings per share of $0.12) which reflects management's efforts to optimize the Corporation's cost structure and to provide for operational streamlining initiatives. Approximately 60% of the restructure charge consists of employee severance and termination benefits due to employee headcount reductions of approximately 300 management, salaried and clerical positions. The balance of the restructure charge is comprised of costs associated with exiting the Corporation's kiosk business and lease exit costs due to the closure of certain sales offices. While these initiatives are expected to result in annualized pre-tax savings of approximately $12 to $15 million when completed, future incremental earnings may not be impacted proportionately due to management's commitment to invest in competitive business strategies, new markets and growth opportunities.

Interest expense increased from the prior year by $0.4 million for the quarter and $3.2 million for the nine months. The increase was due primarily to higher borrowing to fund the Corporation's common stock repurchase program and the acquisitions in the United Kingdom.

Other expense (income) was $1.2 million of income for the quarter compared to $1.3 million of expense in the prior year due primarily to timing of costs related to the conversion of information systems to be Year 2000 compliant . Other expense (income) was $2.7 million of income for the nine months compared to $3.7 million of expense for the same period in the prior year. The improvement was due primarily to the gain on the sale of the Artistic Greetings stock partially offset by an increase in foreign currency exchange losses.

The effective tax rate for the nine months was 36.0%, up from 34.5% in the prior year due to the reduced tax benefit from the corporate-owned life insurance program.

Excluding non-recurring items, net income for the quarter increased 4.9% to $82.9 million from $79 million last year while earnings per share rose 10.3% to $1.18 from $1.07 last year. For the first nine months, excluding non-recurring items, net income increased to $130.7 million compared to $122.2 million last year for the same period while earnings per share increased 12.8% to $1.85 from $1.64 last year.

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

The Corporation's non-IT systems include embedded technology such as microcontrollers included in production equipment, environmental control equipment and timeclocks. These non-IT systems are continuing to be assessed, and plans continue to be updated. Remediation actions have begun.

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

The Corporation's current estimate of total cost to achieve Year 2000 compliance in both its IT and non-IT systems is approximately $35 million for both modifications to existing software and software replacement. Through November 30, 1998, $19 million has been cumulatively expended on Year 2000 compliance, with approximately $24 million anticipated to be expended cumulatively through the end of fiscal 1999, and the balance anticipated for fiscal 2000.

The Corporation is also currently assessing what contingency plans will be needed in the event any of the Corporation's critical or necessary systems or any of its business partners' critical or necessary systems are not Year 2000 compliant when required. Although the Corporation does not currently anticipate such a situation, business partner assessment and contingency planning are in process, and the Corporation expects that they will be completed during the second quarter of calendar 1999.

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

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for November 30, 1997 has been included.

Operations used $43.2 million of cash for the nine months, an improvement of $44.6 million from the same period last year. Contributing to this improvement was an increase in net income over the prior year, after adjusting for non-recurring items. Also contributing to this improvement was a reduction in the growth of trade accounts receivable and improved management of trade accounts payable partially offset by an increase in inventories and deferred costs.

As of November 30,1998, the cash outlay for restructuring expenditures totaled approximately $1.4 million, primarily for employee termination benefits.

Accounts receivable, net of the effect of acquisitions and divestitures, increased $174.0 million from February 28,1998, down from an increase of $228.7 million during the same period in the prior year, due to strong collections and lower seasonal product shipments. Net accounts receivable improved to 24.8% of the prior twelve months' sales at November 30, 1998, compared to 27.0% at November 30, 1997, net of the effect of acquisitions and divestitures.

Inventories, net of the effect of acquisitions and divestitures, increased by $32.3 million from February 28, 1998, compared to an increase of $5.2 million during the same period in the prior year due to an increase in non-card product relating to new products and to support future sales growth. Inventories as a percent of the prior twelve months' material, labor, and other production costs increased to 40.4% at November 30, 1998 from 36.7% at November 30, 1997, net of the effect of acquisitions and divestitures.

Investing activities used $50.5 million in cash for the nine months this year, including $53.0 million for the acquisition of two greeting card companies in the United Kingdom, compared to providing $47.8 million for the same period last year, which included $82.0 million in proceeds from the divestiture of two subsidiaries. Excluding the acquisitions and divestitures, investing activities used $2.5 million for the nine months. This improvement of $31.7 million from the prior year reflects cash distributions received from the Corporation's investment in corporate owned life insurance, proceeds from the sale of the Artistic Greetings stock and a lower level of capital expenditures.

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

Financing activities provided $84.3 million for the nine months compared to $36.2 million during the same period in the prior year. The Corporation utilized a portion of the proceeds from the sale of the $300 million of debt securities to effectively shift much of its previously short-term debt to long-term. The remaining portion of the proceeds were used to fund various other activities during the nine months, including the purchase of 2.0 million shares of the Corporation's Class A common stock for $87.5 million at an average price of $43.74 per share. During the same period last year, 2.7 million shares of stock had been purchased for $95.9 million. Total debt less cash increased from $469.0 million at November 30, 1997 to $512.1 million at November 30, 1998. Debt as a percentage of debt plus equity also increased to 28.9% at November 30, 1998 from 26.7% at November 30, 1997.

On a per-share basis, shareholders' equity increased from $18.83 per share at November 30, 1997 to $19.37 at November 30, 1998.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1998, the end of its preceding fiscal year, to November 30, 1998, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30, 1997, the end of the corresponding fiscal quarter last year, to November 30, 1998, except the changes discussed above and aside from normal seasonal fluctuations.

Prospective Information
-----------------------

On September 17, 1998, the Corporation announced plans to enhance profitability by targeting removal of $20 to $30 million from the cost structure of the Corporation. As noted above, during the third quarter, the Corporation initiated the first phase of this restructure by recording a pretax charge of $13.9 million. The Corporation will continue to conduct an evaluation of its worldwide manufacturing and distribution capabilities, focusing on additional cost savings and expects to record an additional restructure charge during the fiscal year ending February 2000 as part of this initiative.

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




                                      AMERICAN GREETINGS CORPORATION

                                      By:   /s/ Patricia L. Ripple
                                            ---------------------------------
                                            Patricia L. Ripple
                                            Controller
                                            Chief Accounting Officer


January 14, 1999