Form 10-K405
period 1999-02-28
AMERICAN GREETINGS CORP
filed 1999-05-27
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                                    Commission File
Ended February 28, 1999                                 Number 1-13859
      -----------------                                        -------

                         AMERICAN GREETINGS CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in Charter)

          OHIO                                               34-0065325
------------------------                                  ----------------
(State of incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

  One American Road , Cleveland, Ohio                           44144
----------------------------------------                    ------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's telephone number, including area code   (216)  252-7300
                                                   -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 1999 - $1,692,936,713

               Number of shares outstanding as of April 30, 1999:

                           CLASS A COMMON - 62,724,828
                           CLASS B COMMON - 4,673,939

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement filed with the Securities and Exchange Commission on May 17, 1999 with respect to the 1999 Annual Meeting of Shareholders called for June 25, 1999, are incorporated by reference into Part III.

                                     PART I
Item 1.  Business

     American Greetings Corporation and its subsidiaries operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, paper party goods, candles, balloons, stationery and giftware are manufactured and /or sold in the United States by American Greetings Corporation, Plus Mark, Inc., Carlton Cards Retail, Inc., and Quality Greeting Card Distributing Company; in Canada by Carlton Cards Limited; in the United Kingdom by Carlton Cards Limited, Camden Graphics Group, Hanson White Ltd., and Carlton Cards Ltd. (Ireland); in France by Carlton Cards (France) SNC; in Mexico by Carlton Mexico, S.A. de C.V. ; in Australia by John Sands (Australia) Ltd.; in New Zealand by John Sands (N.Z.) Ltd.; and in South Africa by S.A. Greetings Corporation (PTY) Ltd. (80% owned). Interactive Marketing, Inc. (formerly CreataCard Interactive, Inc.) markets e-mail greetings, personalized greeting cards and other social expression products through the Corporation's website www.americangreetings.com, co-branded websites and on-line services. Interactive Marketing, Inc. also provides design and verse content which is included in various CD-Rom software products for use on personal computers. Magnivision, Inc. produces and sells non-prescription reading glasses and eyeware accessories, and Learning Horizons distributes supplemental educational products. Design licensing and character licensing are done by AGC, Inc. and Those Characters From Cleveland, Inc., respectively. AG Industries, Inc. manufactures custom display fixtures for the Corporation's products and products of others. (Although other subsidiaries of American Greetings Corporation exist, they are either inactive, of minor importance or of a holding company nature.)

     Personalized greeting cards were sold through CreataCard machines by CreataCard, Inc. in the United States, by CreataCard Canada, Inc. in Canada and by CreataCard (UK) Ltd. in the United Kingdom. However, during the fourth quarter of 1999, the Corporation discontinued this business in the U.S. and Canada.

     Many of the Corporation's products are manufactured at common production facilities and marketed by a common sales force. Marketing and manufacturing functions in the United States and Canada are combined; dual priced cards are produced and distributed in both countries. Information concerning sales by major product classifications is included in Part II, Item 7. Additionally, information by business segment and geographic area is included in Note M to the Consolidated Financial Statements included in Part II, Item 8.

     The Corporation's products are primarily sold in about 110,000 retail outlets worldwide. In addition, the Corporation licenses its designs to various foreign licensees, so that in total, the Corporation's products and designs are available in more than 84 nations around the world. The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 500 companies in this industry. The Corporation's principal competitors, however, are Hallmark Cards, Incorporated and Gibson Greetings, Inc. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second largest company in the industry and the largest publicly owned company in the industry.

     The greeting card and gift wrap industry is generally mature. Total unit sales of greeting cards for the Corporation increased 4% in 1999 after increasing 1% in 1998. Excluding acquisitions, 1999 total unit sales would have decreased 1% from 1998.

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

     At February 28, 1999, the Corporation employed approximately 14,700 full-time employees and approximately 20,775 part-time employees which, when jointly considered, equate to approximately 20,100 full-time employees. Approximately 3,100 of the Corporation's hourly plant employees are unionized, of which approximately 2,400 are covered by the following collective bargaining agreements:

         Union                                  Plant Location                   Contract Expiration Date
-------------------------                      -------------------               ------------------------
International Brotherhood                      Bardstown, Kentucky                         4/15/03
of Teamsters                                   Corbin, Kentucky                           12/01/02

Amalgamated Clothing &                         Greeneville, Tennessee                     10/20/99
Textile Workers Union                          (Plus Mark)

Communication, Energy                          Toronto, Ontario                            1/31/01
and Paperworkers                               Canada (Carlton Cards Limited)

     Other locations with unions are Cleveland, Ohio, the United Kingdom, Mexico, Australia, New Zealand, and South Africa. The Corporation's headquarters and other manufacturing locations are not unionized. Labor relations at each location have generally been satisfactory.

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

     In fiscal 1999, the Corporation's major channel of distribution continued to be mass retail (which is comprised of mass merchandisers, chain drug stores and supermarkets), where it is the social expression industry leader. Other major channels of distribution include card and gift shops, military post exchanges, combo stores (stores combining food, general merchandise and drug items), variety stores, and department stores.

     Sales to the Corporation's five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 32.0% of net sales in fiscal 1999. Sales to retail customers are made through 21 sales offices in the United States, Canada, the United Kingdom, Australia, New Zealand, France, Mexico and South Africa.

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

Some of these competitive agreements have been negotiated with customers covering a period following that covered by current agreements and requiring the Corporation to make advances prior to the start of such future period. The Corporation views the use of such agreements as advantageous in developing and maintaining business with retail customers. Although risk is inherent in the granting of advances, payments and credits, the Corporation subjects such customers to its normal credit review. Losses attributable to these agreements have historically not been material. Advances, payments and credits made under these agreements are accounted for as deferred costs. The current and long-term portions of such deferred costs, including future payment commitments, are disclosed in Note G to the Consolidated Financial Statements included in Part II, Item 8. Note G also discusses the amortization policy. The Corporation believes that these agreements represent a common practice within the industry. Since Hallmark Cards, one of the Corporation's two principal competitors, is a non-public company, public disclosure of its practices has been limited. Gibson Greetings, Inc., the Corporation's other principal competitor and a public company, has made comparable disclosures with respect to such agreements.

     The operations of the Corporation, like those of other companies in our industry, are subject to various federal, state and local environmental laws and regulation. These laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities and costs. The Corporation has implemented various programs designed to protect the environment and comply with applicable environmental laws and regulations. The costs associated with these compliance and remediation efforts have not and are not expected to have a material adverse effect on the financial condition, cash flows, or operating results of the Corporation.

Item 2.  Properties

                  As of February 28, 1999, the Corporation owns or leases approximately 16.2 million square feet of plant, warehouse, store and office space, of which approximately 6.0 million square feet are leased. Space needs in the United States have been met primarily through long-term leases of properties constructed and financed by community development corporations and municipalities.

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
Ohio                                                                                 general offices of U.S. Greeting
                                                                                     Card Division, Plus Mark, Inc., AG
                                                                                     Industries, Inc., Carlton Cards Retail,
                                                                                     Inc., Interactive Marketing, Inc.,
                                                                                     Learning Horizons, Inc., and AGC, Inc.;
                                                                                     creation and design of greeting cards,
                                                                                     gift wrap, paper party goods, candles,
                                                                                     balloons, stationery and giftware

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
Arkansas                                                                             everyday and seasonal products

                                                                  Expiration
                                Approximate Square                  Date of
                                   Feet Occupied                   Material           Principal
Location                     Owned              Leased              Leases            Activity
-----------------        -------------      --------------      --------------       ---------
Osceola,                     2,800,800                                               Cutting, folding, finishing and
Arkansas                                                                             packaging of seasonal greeting
                                                                                     cards and warehousing;
                                                                                     distribution of seasonal
                                                                                     products

Ripley,                        165,000                                               Seasonal card printing and
Tennessee                                                                            forms

Philadelphia,                                      120,000           2017            Hand finishing of greeting cards
Mississippi

Shelbyville,                                       250,000           2002            Warehousing for Carlton
Kentucky                                                                             Cards Retail, Inc. and distribution
                                                                                     for Learning Horizons, Inc.

Forest City,                   498,000             302,500           1999            Manufacture of the
North Carolina                                                        and            Corporation's display
                                                                     2001            fixtures and other custom display
                                                                                     fixtures by AG Industries, Inc.

Greeneville,                 1,410,000                                               Printing and packaging of
Tennessee                                                                            seasonal wrapping items
(2 locations)                                                                        and order filling and shipping for
                                                                                     Plus Mark, Inc.

Ft. Lauderdale /                                   108,000           2000            General offices of Magnivision,
Miami                                                                 and            Inc.;  manufacture, order filling
Florida                                                              2001            and shipping of non-prescription
(2 locations)                                                                        reading glasses

Toronto,                     1,084,500                                               General offices of Carlton
Ontario,                                                                             Cards (Canada) Limited;
Canada                                                                               manufacture and distribution
(2 locations)                                                                        of greeting cards and related products

Clayton,                       208,000                                               General offices of John Sands
Victoria,                                                                            (Australia) Ltd.;  manufacture of
Australia                                                                            greeting cards and related products

                                                                  Expiration
                                Approximate Square                  Date of
                                   Feet Occupied                   Material           Principal
Location                     Owned              Leased              Leases            Activity
-----------------        -------------      --------------      --------------       ---------
Auckland,                       80,000                                               General offices of John
New Zealand                                                                          Sands (New Zealand) Ltd:
                                                                                     manufacture of greeting
                                                                                     cards and related products

Dewsbury,                      361,000              87,000           2001            General offices of
England                                                              and             Carlton Cards (UK) Limited;
(5 locations)                                                        2014            manufacture of greeting
                                                                                     cards and related products

Corby,                          85,000                                               Distribution of greeting
England                                                                              cards and related products
                                                                                     for Carlton Cards (UK) Limited

Mexico City,                   166,000                                               General offices of Carlton
Mexico                                                                               Mexico, S.A. de C.V. and
                                                                                     manufacture of greeting
                                                                                     cards and related products

Paris,                                              93,000           2000            General offices of Carlton
France                                                                               Cards (France) SNC;
                                                                                     distribution of greeting cards
                                                                                     and related products

Roodepoort,                                        110,000           2000            General offices of
South Africa                                                         thru            S.A. Greetings Corporation;
                                                                     2002            manufacture and distribution
                                                                                     of greeting cards and
                                                                                     related products

London, England                                     42,000           2000            General offices of
(3 locations)                                                         and            Camden Graphics;
                                                                     2011            publishing and distribution
                                                                                     of greeting cards

Croydon, England
(8 locations)                   42,000             104,000           2001            General offices of Hanson
                                                                     thru            White; manufacturer and
                                                                     2011            distributor of greeting
                                                                                     cards and related products

Item 3.   Legal Proceedings

          BEC GROUP, INC. V. AMERICAN GREETINGS CORPORATION, MAGNIVISION, INC. AND ERWIN WEISS, District Court of Dallas County, Texas, 160th Judicial District, Case No. 97-00761-H

          This matter was previously reported in Form 10-K for the fiscal year ended February 28, 1998. In February 1999, the parties agreed to a settlement on terms not material to the Corporation.

          CUSTOM EXPRESSIONS ROYALTY INC., ET AL V. AMERICAN GREETINGS CORPORATION, U.S. District Court, Northern District of North Carolina, Case No. 3:97CV356-H

          This matter was previously reported in Form 10-K for the fiscal year ended February 28, 1998 and in Form 10-Q for the quarter ended August 31, 1998. In May 1999, the parties agreed to a settlement on terms not material to the Corporation.

Item 4.   Submission of Matters to Vote of Security Holders

          None

Executive Officers of the Registrant
------------------------------------

          The following is a list of the Corporation's Executive Officers, their ages as of May 1, 1999, their positions and offices, and number of years in executive office:

                                                      Years as
Name                                   Age      Executive Officer          Current Position and Office
----                                   ---      -----------------          ---------------------------
Irving I. Stone                         90                49               Founder-Chairman and
                                                                             Chairman of the Executive
                                                                             Committee
Morry Weiss                             59                27               Chairman and
                                                                             Chief Executive Officer
Edward Fruchtenbaum                     51                13               President and
                                                                             Chief Operating Officer
Michael B. Birkholm                     47                 1               Senior Vice President
Mary Ann Corrigan-Davis                 45                 2               Senior Vice President
Jon Groetzinger, Jr.                    50                11               Senior Vice President,
                                                                             General Counsel and
                                                                             Secretary
John M. Klipfell                        49                16               Senior Vice President
William R. Mason                        54                17               Senior Vice President
William S. Meyer                        52                11               Senior Vice President,
                                                                             Chief Financial Officer
Patricia A. Papesh                      51                 4               Senior Vice President
Erwin Weiss                             50                 9               Senior Vice President
Jeffrey M. Weiss                        35                 1               Senior Vice President
George A. Wenz                          54                 1               Senior Vice President
Thomas T. Zinn, Sr.                     50                 1               Senior Vice President
Dale A. Cable                           51                 7               Vice President, Treasurer
Patricia L. Ripple                      43                 3               Vice President,
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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

(a) Market Information
----------------------

The Corporation's Class A Common stock was listed on the NASDAQ National Market System through February 10, 1998. Effective February 11, 1998, the Corporation's Class A Common stock is listed on the New York Stock Exchange under the symbol AM. The high and low stock prices, as reported in the respective exchange's listing, for the years ended February 28, 1999 and 1998:

                                                     1999                                        1998
                                      -----------------------------------         ------------------------------------
                                           High                 Low                   High                  Low
                                      ---------------      --------------         -------------        ---------------
      1st Quarter..................      $  49-7/16           $  44-7/8              $  34-1/2          $   29-1/4
      2nd Quarter.................          53-3/4               36-5/8                 37-1/4              33-1/8
      3rd Quarter..................         44                   35                     38-3/4              34
      4th Quarter..................         44-5/16              22                     45-7/8              35-3/8

The ratio of the Corporation's share price to earnings per share was 9.3 at February 28, 1999 and 17.7 at February 28, 1998.

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

(b) Shareholders
----------------

At May 1, 1999, there were approximately 28,775 holders of Class A Common Shares and 225 holders of Class B Common Shares of record and individual participants in security position listings.

(c) Cash Dividends
------------------

Dividends per share declared in:                                                          1999          1998
--------------------------------                                                       -----------    ----------
      1st Quarter              (paid June 10, 1998 and  1997)                            $    .18       $   .17
      2nd Quarter              (paid September 10, 1998 and 1997)                             .19           .18
      3rd Quarter              (paid December 10, 1998 and 1997)                              .19           .18
      4th Quarter              (paid March 10, 1999 and 1998)                                 .19           .18
                               (to be paid June 10, 1999)                                     .19             -
                                                                                       -----------    ----------
                                                                                         $    .94       $   .71

Item 6.  Selected Financial Data

Years ended February 28 or 29
Thousands of dollars except per share amounts

Summary of Operations
---------------------

                                                  1999             1998             1997            1996            1995
                                              ------------     ------------     ------------    ------------    ------------
 Net sales ................................   $  2,205,706     $  2,198,765     $  2,161,089    $  2,003,038    $  1,868,927
 Gross profit .............................      1,448,626        1,408,077        1,355,965       1,241,032       1,192,842
 Non-recurring charge(gain) ...............         13,925          (22,125)            --            52,061            --
 Interest expense .........................         29,326           22,992           30,749          24,290          16,871
 Net income ...............................        180,222          190,084          167,095         115,135         148,792
 Earnings per share .......................           2.56             2.58             2.23            1.54            2.00
 Earnings per share - assuming dilution ...           2.53             2.55             2.22            1.53            1.98
 Cash dividends per share .................            .94**            .71              .67             .62             .55
 Fiscal year end market price per share ...          23.69            45.63            31.00           27.38           29.38
 Average number of shares outstanding .....     70,345,980       73,708,100       74,818,960      74,528,809      74,305,346

Financial Position
------------------
 Accounts receivable ......................   $    390,740     $    373,594     $    375,324    $    353,671    $    324,329
 Inventories ..............................        251,289          271,205          303,611         335,074         279,270
 Working capital ..........................        728,144          506,029          562,148         516,346         531,199
 Total assets .............................      2,419,328        2,161,464        2,135,120       2,005,832       1,761,751
 Property, plant and equipment additions ..         60,950           67,898           92,895          91,590          97,290
 Long-term debt ...........................        463,246          148,800          219,639         231,073          74,480
 Shareholders' equity .....................      1,346,611        1,345,217        1,361,655       1,235,022       1,159,541
 Shareholders' equity per share ...........          19.49            18.90            18.16           16.53           15.61
 Net return on average shareholders' equity           13.4%            14.0%            12.9%            9.6%           13.4%
 Return on net sales before income taxes ..           12.8%            13.3%            11.8%            8.7%           12.2%

** See Part II, Item 5(c) for detailed table.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Initiatives embedded within the Corporation's long-term strategic plan increased both operating earnings and cash flow available for acquisitions and financing in 1999. As part of these initiatives, in the first quarter of this year, the Corporation strengthened its position in the United Kingdom social expression product market through the acquisition of two greeting card companies: Camden Graphics Group in March 1998 and Hanson White Ltd., in May 1998. The Corporation also continued to review its existing portfolio of businesses and, as a result, discontinued the kiosk business during the fourth quarter of 1999 to focus its electronic marketing efforts on the internet and software products. In addition, a restructuring program designed to reduce costs and increase efficiency was initiated this year.

The Corporation continued to generate strong cash flow and, as a result, the Board of Directors in 1999 approved another share repurchase program of up to
4.0 million shares of Class A common stock of which 2.9 million shares were repurchased at fiscal year-end.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE
Net sales of $2,205.7 million reflects a moderate increase of 0.3% over 1998. While the Corporation achieved its 93rd consecutive year of revenue growth, reduced seasonal shipments, foreign exchange rate movements and the divestiture of two businesses in 1998 negatively impacted net sales growth. Net sales would have increased 1.3% excluding the impact of weakened foreign currencies. The net sales increase of 1.7% in 1998 over 1997 was also adversely affected by the subsidiary divestitures, a de-emphasis on sales of lower margin seasonal gift accessories and weakening of certain foreign currencies against the United States dollar. The net sales increase in 1998 normalized for these factors was approximately 5.5%.

Net sales of everyday cards continued to increase and were up 4.0% in 1999 after increasing 5.8% in 1998. While everyday card sales were again strong in the United States, increased UK market share fueled the 1999 increase. Due to both improvements in the existing UK business and the acquisition of Camden Graphics and Hanson White, net everyday card sales in that country increased $39.1 million. The increase in 1998 resulted from the sales growth in both the United States and in most foreign card markets.

During the third quarter of 1999, the Corporation reduced its seasonal product shipments to improve both sell-through and gross margins. As a result, net seasonal card sales decreased 3.5% or $16.2 million after decreasing 1% in 1998. In addition, seasonal promotional gift wrap sales were also reduced by $13.1 million as part of the margin improvement effort. The decrease in 1998 reflected the Corporation's initiatives to improve sell-through of seasonal card sales which included both targeted promotions and reduced shipments. Total unit sales of all greeting cards increased 4% in 1999 compared to an increase of 1% in 1998. Excluding acquisitions, total unit sales would have decreased 1% from 1998.

Sales of non-card products, such as non-prescription reading glasses, non-promotional gift wrap, party goods and supplemental education products continued their strong performance in 1999. Net sales of these products increased 4.3% in 1999 after increasing 4.6% in 1998.

The contribution of each major product category as a percent of net sales for the past three years (due to the divestiture, excludes picture frames and hair accessories from all three years) is:

                                                              1999             1998            1997
                                                          -------------    -----------     -----------
      Everyday Greeting Cards                                  48%              47%             46%
      Seasonal Greeting Cards                                  20%              22%             23%
      Gift Wrapping and Wrap Accessories                       14%              14%             14%
      All Other Products                                       18%              17%             17%

The All Other Products classification includes giftware, ornaments, non-prescription reading glasses, educational products, party goods, candles, stationery, calendars, balloons, stickers and custom display fixtures.

EXPENSES AND PROFIT MARGINS
Pre-tax margin, excluding non-recurring items, significantly improved in 1999 to 13.4% compared to 12.3% in 1998 and 11.8% in 1997. The improvement in both years was driven by gross margin improvement. Material, labor and other production costs were 34.3% of net sales down from 36.0% in 1998 and 37.3% in 1997. This 170 basis point improvement in 1999 was gained by both reducing shipments of low margin seasonal cards, promotional giftwrap and other accessories and by lowering the manufacturing costs of the remaining seasonal products. The improvement in 1998 from 1997 reflects an improved product mix as well as the divestiture of the low margin picture frame and hair accessory businesses which provided 70 basis points of the improvement.

Selling, distribution and marketing expenses increased slightly to 40.5% of net sales, compared to 39.9% in 1998 and 38.9% in 1997. A new national advertising campaign was launched in 1999 which increased selling costs by $8.4 million. Additionally, in-store merchandiser costs were up $5.7 million due primarily to store remodelings resulting from retailer consolidations. While competitive costs were well managed in 1999 and remained flat to last year, these costs are expected to continue to increase in the future. Deferred costs and the Corporation's method of accounting for them are described in Note G to the Consolidated Financial Statements. The increase in 1998 compared to 1997 was primarily due to increased competitive expense resulting from higher amortization of deferred costs.

Administrative and general expenses decreased $5.3 million in 1999 after remaining relatively flat in 1998 from 1997. 1999 expenses were down primarily as a result of reduced costs of corporate owned life insurance.

Other expense decreased to $1.3 million from $4.5 million in 1998 due to a gain on the sale of an equity investment. The increased expense in 1998 from 1997 is the result of $6.7 million of initial year 2000 costs.

Interest expense increased $6.3 million in 1999. The Corporation's common stock repurchase program and acquisitions in the United Kingdom required additional borrowings, although increased cash flow provided the majority of the funding. Slightly higher interest rates also impacted interest expense in 1999 as the Corporation shifted from short-term borrowings to long-term debt. In 1998, interest expense decreased $7.8 million from 1997 due to lower borrowing requirements as a result of strong cash flow provided by operating and investing activities.

The 1999 effective tax rate was 36.0% compared to 35.0% in 1998 and 34.3% in 1997. While the rate for all three years reflected tax benefits of the corporate-owned life insurance, the benefits in all years were reduced due to the phase out of the Federal income tax deduction for interest on loans associated with these policies. The deduction for this interest expense was entirely eliminated as of January 1, 1999. See Note N to the Consolidated Financial Statements for details of the differences between the Federal statutory rate and the effective tax rate.

NON-RECURRING ITEMS
During the third quarter of 1999, the Corporation implemented action to optimize the Corporation's cost structure and provide for operational streamlining initiatives. Those actions eliminated fixed costs from the business and allowed the Corporation to reallocate resources from its poor performing kiosk business into more profitable strategies. Major elements of the restructuring included the elimination of approximately 300 management, salaried and clerical positions; write-off of fixed assets and other costs associated with the Corporation's kiosk business; closure of five field sales branch offices; and consolidation of minor business facilities.

As a result, the Corporation recorded a restructure charge of $13.9 million ($8.3 million net of tax or $0.12 earnings per share) during the third quarter of 1999, which consisted of approximately $8.6 million of personnel-related charges; $4.6 million of exit costs associated with discontinuing the kiosk business; $0.4 million of costs associated with carrying vacated office space until lease expiration or sublease; and approximately $0.3 million of other restructure costs. The Corporation expects the plans associated with these costs to be substantially completed during the first half of Fiscal 2000 with most of the costs associated with the workforce reduction being incurred and paid in 1999. Employees were terminated from all areas of the domestic operations of the Corporation, including manufacturing, sales, and administrative areas. The total number of employees terminated was 228, along with elimination of an additional 70 unfilled positions.

Details of the restructure charge are as follows:

                                                          (Thousands of dollars)
                                   ------------------------------------------------------------------
                                    Termination          Kiosk             Other
                                      Benefits         Exit Costs          Costs            Total
                                   -------------     --------------     -----------      ------------
Expense accrued ............          $ 8,644           $ 4,618           $   663         $13,925
Cash expenditures ..........           (5,019)                                             (5,019)
Non-cash charges ...........                             (3,362)                           (3,362)
                                      -------           -------           -------          -------
Balance at February 28, 1999          $ 3,625           $ 1,256           $   663          $ 5,544
                                      =======           =======           =======          =======

Included in accounts payable and accrued liabilities at February 28, 1999 is $5.5 million related to severance and other exit costs for those actions that have not yet been completed as of the end of 1999. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

While these initiatives are expected to result in annualized pre-tax savings of approximately $12 to $15 million when completed, future incremental earnings may not be impacted at the full amount due to management's commitment to invest in competitive business strategies, new markets and growth opportunities.

In 1998 the Corporation divested the net assets of Acme Frame Products, Inc., a manufacturer and distributor of picture frames and Wilhold, Inc., a manufacturer and distributor of hair accessories. As a result of the transaction, the Corporation recorded a non-recurring gain of $22.1 million ($13.2 million net of tax, or earnings per share of $0.18).

NET INCOME AND EARNINGS PER SHARE
Excluding non-recurring items, net income increased 6.6% to $188.6 million or $2.68 per share compared to net income of $176.9 million or $2.40 per share in 1998 and net income of $167.1 million or $2.23 per share in 1997. Assuming dilution, earnings per share excluding non-recurring items were $2.65, $2.37, and $2.22 in 1999, 1998 and 1997, respectively.

SEGMENT INFORMATION
The Corporation has adopted Statement of Financial Accounting Standards No.131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", effective December 31, 1998. SFAS 131 requires disclosure of segment information on the basis of measurement that is used internally for evaluating segment performance and allocating resources to the Corporation's operations. Accordingly, segment information for 1998 and 1997 has been restated to conform to the requirements of SFAS 131. See Note M to the Consolidated Financial Statements for further discussions of business segment information.

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel. As permitted under SFAS 131, certain operating divisions have been aggregated into one reportable segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods.

SOCIAL EXPRESSION PRODUCTS SEGMENT
Net sales in 1999 increased 3.6% due primarily to sales growth in the United Kingdom from both improvement in the existing business and the favorable impact of the two greeting card acquisitions. The net sales growth in 1998 reflects the increased sales in the United States card market as well as the United Kingdom. Segment greeting card unit sales increased 5% in 1999 however, unit sales are flat to 1998 excluding the impact of acquisitions.

Segment earnings, net of intersegment items, increased 7.2% in 1999 due primarily to a more favorable product mix reflecting a reduction of less profitable seasonal shipments. Increased everyday sales in the United Kingdom as well as the two U.K. acquisitions also favorably impacted segment profitability in 1999. Segment earnings remained flat in 1998 compared to 1997 as an increase in the United Kingdom card market was offset by weaker retail environments in Canada and Mexico.

YEAR 2000
The Year 2000 issue is the result of information technology ("IT") system programs being written using two digits rather than four digits to define the application year. Any of the Corporation's IT systems that have date-sensitive software may be unable to interpret appropriately the calendar Year 2000 and thus could cause the disruption of normal business activities. The Corporation uses IT systems in various aspects of its business, including manufacturing, distribution, product development, and many administrative functions, and much of this software needs to be modified or replaced. The Corporation is currently in the process of working toward Year 2000 compliance so that all of its material business processes and components will properly handle dates prior to, during and after the Year 2000.

The Corporation has prioritized its IT systems into three categories: critical, necessary or other. Failure of a "critical" system would result in a serious disruption of revenue and would critically impact competitive advantages. Failure of a "necessary" system would result in serious processing delays and a significant reduction in productivity. The Corporation believes its critical applications are Year 2000 compliant. The Corporation also believes its necessary systems will be Year 2000 compliant by the end of the second quarter of calendar 1999. The remainder of the Corporation's systems should be remediated by the end of the third quarter of calendar 1999. However, given the number of systems in the Year 2000 portfolio, slippage in the schedule could occur but is highly unlikely.

The Corporation's non-IT systems include embedded technology such as microcontrollers included in production equipment, environmental control equipment and timeclocks. These non-IT systems are continuing to be assessed, and plans continue to be updated. Remediation actions have begun.

The Corporation is also in the process of ensuring the continuity and stability of its normal business functions by identifying and assessing potential Year 2000 compliance risks associated with its external business relationships, including those with vendors, customers, financial institutions and employee benefit providers. This process is currently completing its assessment phase with potential risks being identified and contingency plans being developed. Contingency plans will be needed in the event any of the Corporation's critical or necessary systems are not Year 2000 compliant when required. The Corporation does not currently anticipate such a situation and expects to complete the contingency planning phase during the third quarter of calendar 1999.

The Corporation's current estimate of total cost to achieve Year 2000 compliance in both its IT and non-IT systems is approximately $35 million for modifications to existing software, software replacement, computing hardware and embedded systems. Through February 28, 1999, $23 million has been cumulatively expended on Year 2000 compliance.

In addition, the Corporation has developed a program to provide independent validation of its Year 2000 compliance efforts. This program includes engaging independent consultants for audits of its completed coding corrections and for providing guidance and suggestions for the remediation efforts.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash flow before acquisitions, divestitures and financing increased again in 1999. Cash flow provided by operating activities for 1999 increased $16.1 million after increasing $41.3 million in 1998. The improvement in 1999 reflects an increase in net income, net of non-recurring items, and to continuing initiatives to manage working capital. The improvement achieved in 1998 primarily reflects lower cash payments related to net deferred costs.

Trade accounts receivable, net of the effect of acquisitions and divestitures, used $10.5 million of cash in 1999 compared to $20.6 million in 1998. The cash use in 1999 reflects an increase in extended payment terms granted to customers. The receivable performance in 1998 resulted from strong fourth quarter sales of everyday cards and accessories. As a percent of net sales, accounts receivable were 17.7% in 1999, 17.0% in 1998 and 17.4% in 1997.

Inventories as a percent of material, labor and other production costs decreased again and were 33.2% in 1999, compared to 34.3% in 1998 and 37.7% in 1997. The improvements in 1999 and 1998 reflect the Corporation's focus to reduce production lead times and therefore inventory levels. These improvements were driven by the Social Expression Products segment, where inventories declined $23.0 million, excluding the UK acquisitions, in 1999 after decreasing $16.3 million in 1998 from 1997 levels.

Payments under agreements with certain retailers (net of related amortization) increased $50.5 million after decreasing $79.0 million in 1998. The payments, which were made in connection with both new and existing agreements, reflect the fluctuations resulting from various contract payment and renewal dates. However, the deferred costs which result from the payments are less volatile as they are amortized over the effective period of the agreement. Total commitments under the agreements are capitalized as deferred costs when the agreements are consummated, and any future payment commitments are recorded as liabilities at that time. Future payment commitments under existing agreements at the end of 1999 were $195.5 million with $81.7 million due within the next year. See Note G to the Consolidated Financial Statements for further discussion of deferred costs related to certain customer agreements.

Investing activities reflect the $53.0 million cash portion of the acquisition of two greeting card companies in the United Kingdom. In 1998, investing activities include $82.0 million proceeds from the divestiture of the net assets of Acme Frame Products, Inc. and Wilhold, Inc.

Capital expenditures decreased $6.9 million in 1999 compared to a $25.0 million decrease in 1998. Expenditures in 1999 were principally for asset replacement, cost reduction, system and productivity improvements. The decrease in 1998 was due to higher levels of expenditures in 1997 for the automation of distribution systems which was substantially completed in 1997. Capital expenditures are expected to be approximately $70 million in 2000.

Investing activities other than capital expenditures and acquisitions and divestitures provided $31.2 million more cash in 1999 compared to providing $10.0 million more cash in 1998 from 1997. The increase in 1999 reflects cash distributions received from the Corporation's investment in corporate owned life insurance and proceeds from the sale of the Artistic Greetings stock. The increase in 1998 is due to reduced premium payments compared to 1997 of corporate owned life insurance premiums.

In May 1998, the Corporation filed a Form S-3 Registration Statement with the Securities and Exchange Commission for a shelf registration to issue up to $600 million of debt securities. Under the registration, the Corporation in July 1998 completed the sale of $300 million of 30-year notes with a 6.10% coupon rate. The majority of the proceeds were used to retire commercial paper and other short-term debt, with the remainder used for other general corporate purposes and short-term investments.

In August 1998, the Corporation entered into a new multi-currency credit facility to provide liquidity and working capital financing for the Corporation and its subsidiaries in the United States, Canada, the United Kingdom, Australia, New Zealand and France. The aggregate availability under this facility is approximately $715 million. A portion of the facility matures on August 7, 2003. The balance of the facility matures on August 6, 1999. This portion of the facility is annually renewable for an additional 364-day period and is convertible to a term loan with a maturity of August 7, 2003.

In June 1997, the Corporation's Board of Directors authorized the repurchase of up to 4.5 million shares of Class A common stock. The entire 4.5 million shares were repurchased during 1998 at an average price of $37.49 per share or $168.7 million. In March 1998, the Corporation announced that its Board of Directors authorized an additional repurchase of up to 4 million shares of Class A stock. During 1999, 2.9 million shares were repurchased under this program at an average price of $42.73 per share or $124.2 million. The Corporation on February 24, 1999 again announced its intention to repurchase an additional 5 million shares of Class A stock.

The Corporation utilized a portion of the proceeds from the sales of the $300 million of debt securities to effectively shift much of its previously short-term debt to long-term. The remaining portion of the proceeds were used to fund various other activities including the Corporation's share repurchase programs. The increase in use of cash in 1998 reflects the approved repurchase of Class A common stock. Debt as a percent of total capitalization in 1999 increased to 26.3% compared to 20.6% in both 1998 and 1997.

The Corporation's operating cash flow and existing credit facilities are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements which are financed through short term borrowings. See Note H to the Consolidated Financial Statements for further discussion of the Corporation's credit facilities.


MARKET RISK
The Corporation's market risk is impacted from changes in interest rates and foreign currency exchange rates. The Corporation manages interest rate exposure through a mix of fixed and floating rate debt. Interest rate exposure was reduced in 1999 from the sale of $300 million, 6.1% coupon rate, 30-year senior notes, the proceeds of which reduced commercial paper and other short-term debt. To date, risks associated with interest rate movements have not been significant and are not expected to be so in the near term.

Approximately 17% of the Corporation's 1999 revenues were generated from operations outside the United States. Operations in Australasia, Canada, France, Mexico, South Africa, and the United Kingdom, are denominated in currencies other than U.S. dollars. Each of these operations conducts substantially all of its business in its local currency and are not subject to material operational risks associated with fluctuations in exchange rates. While intercompany balances with the parent company are denominated in U.S. dollars, the Corporation's multi-currency credit facility provides the foreign operations the ability to satisfy these balances and reduce exchange risk. Additionally, the Corporation's net income was not materially impacted by the translation of the foreign operations' currencies into U.S. dollars. Exposure to exchange rate fluctuations historically have not been significant however, no assurance can be given that future results will not be adversely affected by significant changes in foreign currency exchange rates.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS
133) which the Corporation is required to adopt March 1, 2000. The Corporation is currently assessing the effect of adopting SFAS 133 but does not anticipate a material impact on the results of operations due to the Corporation's minimal use of derivatives.

FACTORS THAT MAY AFFECT FUTURE RESULTS
On February 24, 1999, the Corporation announced an initiative to further strengthen its position as the productivity leader in the greeting card industry. This initiative should result in more productive greeting card departments in retail outlets by lowering retailer inventories to support increased greeting card sales. The Corporation's investment in technology improvements allows for shorter production lead times and a more efficient retail distribution system. The Corporation's ability to more quickly offer fresher, more innovative cards to the marketplace is key to this strategy. Primarily as a result of this initiative, the Corporation believes Fiscal 2000 revenues will be reduced by approximately $100 million with full year 2000 earnings per share declining to approximately $2.00 to $2.10, excluding non-recurring items. However, management remains committed to long-term growth in both revenue and earnings per share derived from the benefits of product innovation, cost structure optimization, and improvements in manufacturing efficiencies.

During the third quarter of 1999, the Corporation announced plans to enhance profitability by targeting removal of $20 to $30 million from the cost structure of the Corporation. As noted under Non-recurring Items, the Corporation initiated the first phase of this restructure by recording a pretax charge of $13.9 million primarily related to its domestic operations. The Corporation will continue to conduct an evaluation of its international manufacturing and distribution capabilities, focusing on additional cost savings and expects to record an additional restructure charge during fiscal 2000 as part of this initiative.

The Corporation has maintained a strong customer base in a wide variety of channels of distribution through its investment in deferred costs related to agreements with certain retailers and other competitive arrangements. The agreements have lessened the impact to the Corporation from loss of business due to the retailer consolidations which continued in 1999. These agreements have been a strategic element of the Corporation's growth and the financial condition of the retail customers is continually evaluated and monitored to reduce risk.

The Corporation has included in the Annual Report certain information other than historical facts that may constitute "forward-looking" information. Actual results may differ materially from those projected in the "forward-looking" statements, including but not limited to the risks discussed above, as well as retail bankruptcies, a weak retail environment and competitive terms of sale offered to customers to expand or maintain business. Other risks, which are not all-inclusive, include costs associated with correcting the Year 2000 issues, as well as economic conditions in the various markets served by the Corporation's operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          DERIVATIVE FINANCIAL INSTRUMENTS - The Corporation does not hold or issue derivative financial instruments for trading purposes. As of February 28, 1999, the Corporation's subsidiary in Australia held a derivative financial instrument to manage its exposure to fluctuations in interest rates, which is not material to the Corporation. See Note H to the Consolidated Financial Statements for a further discussion of the instrument.

          INTEREST RATE EXPOSURE - Based on the Corporation's overall interest rate exposure as of and during the year ended February 28, 1999, a hypothetical 10% movement in interest rates would not materially affect the Corporation's results of operations.

          FOREIGN CURRENCY EXPOSURE - The Corporation's international operations expose it to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of income of international subsidiaries into U.S. dollars could affect comparability of results between years. The earnings of the Corporation were not materially affected by exchange rate fluctuations for the years ended February 28, 1999, 1998 or 1997. At February 28, 1999, a hypothetical 10% movement in foreign exchange rates would not have a material effect on the Corporation's results of operations.
          See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of the Corporation's exposure to foreign currency translation risk.

Item 8.   Financial Statements and Supplementary Data
CONSOLIDATED STATEMENT OF INCOME

Years ended February 28, 1999, 1998 and 1997
Thousands of dollars except per share amounts


                                                     1999           1998            1997
                                                 ------------   ------------    ------------
Net sales                                        $  2,205,706   $  2,198,765    $  2,161,089

Costs and expenses:
    Material, labor and other production costs        757,080        790,688         805,124
    Selling, distribution and marketing               894,323        876,822         839,916
    Administrative and general                        228,183        233,457         234,838
    Non-recurring items                                13,925        (22,125)           --
    Interest                                           29,326         22,992          30,749
    Other expense (income)                              1,272          4,494          (3,868)
                                                 ------------   ------------    ------------
                                                    1,924,109      1,906,328       1,906,759
                                                 ------------   ------------    ------------

Income before income taxes                            281,597        292,437         254,330

Income taxes                                          101,375        102,353          87,235
                                                 ------------   ------------    ------------

Net income                                       $    180,222   $    190,084    $    167,095
                                                 ============   ============    ============


Earnings per share                               $       2.56   $       2.58    $       2.23
                                                 ============   ============    ============

Earnings per share - assuming dilution           $       2.53   $       2.55    $       2.22
                                                 ============   ============    ============

Average number of shares outstanding               70,345,980     73,708,100      74,818,960


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 1999 and 1998
Thousands of dollars

ASSETS                                                      1999         1998
                                                         ----------   ----------

CURRENT ASSETS
  Cash and cash equivalents                              $  144,555   $   47,623

  Trade accounts receivable, less allowances for
    sales returns of $132,103 ($135,584 in 1998) and
    for doubtful accounts of $15,583 ($15,661 in 1998)      390,740      373,594

  Inventories                                               251,289      271,205

  Deferred income taxes                                     133,092      120,507

  Prepaid expenses and other                                226,142      210,316
                                                         ----------   ----------

      Total current assets                                1,145,818    1,023,245

GOODWILL                                                    135,516       84,741

OTHER ASSETS                                                703,188      605,846

PROPERTY, PLANT AND EQUIPMENT - NET                         434,806      447,632
                                                         ----------   ----------

                                                         $2,419,328   $2,161,464
                                                         ==========   ==========

February 28, 1999 and 1998
Thousands of dollars

LIABILITIES AND SHAREHOLDERS' EQUITY                     1999            1998
                                                     ------------    ------------

CURRENT LIABILITIES
  Debt due within one year                           $     17,777    $    199,640
  Accounts payable and accrued liabilities                175,366         145,554
  Accrued compensation and benefits                        89,284          84,997
  Dividends payable                                        26,337          12,813
  Income taxes                                             27,165          22,536
  Other current liabilities                                81,745          51,676
                                                     ------------    ------------

      Total current liabilities                           417,674         517,216

LONG-TERM DEBT                                            463,246         148,800

OTHER LIABILITIES                                         142,045         107,509

DEFERRED INCOME TAXES                                      49,752          42,722

SHAREHOLDERS' EQUITY Common shares - par value $1:
    Class A - 71,717,174 shares issued
    less 7,283,846 Treasury shares in 1999
    and 71,321,420 shares issued less
    4,417,399 Treasury shares in 1998                      64,433          66,904

    Class B - 6,066,096 shares issued
    less 1,405,711 Treasury shares in 1999
    and 6,066,096 shares issued less
    1,787,665 Treasury shares in 1998                       4,660           4,278

Capital in excess of par value                            304,086         290,820
Treasury stock                                           (320,492)       (200,380)
Accumulated other comprehensive loss                      (23,565)        (23,437)
Retained earnings                                       1,317,489       1,207,032
                                                     ------------    ------------
    Total shareholders' equity                          1,346,611       1,345,217
                                                     ------------    ------------

                                                     $  2,419,328    $  2,161,464
                                                     ============    ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28, 1999, 1998 and 1997

Thousands of dollars

                                                                            1999          1998          1997
                                                                         ----------    ----------    ----------
OPERATING ACTIVITIES:
  Net income                                                             $  180,222    $  190,084    $  167,095
  Adjustments to reconcile to net cash
    provided by operating activities:
      Non-recurring items                                                     5,544       (22,125)         --
      Depreciation                                                           67,049        65,926        64,566
      Deferred income taxes                                                  (8,940)      (20,186)          294
      Changes in operating assets and liabilities, net of effects from divestiture and acquisition:
        Increase in trade accounts receivable                               (10,450)      (20,567)      (25,389)
        Decrease in inventories                                              17,809         5,915        32,371
        Increase in other current assets                                     (3,271)       (4,232)       (2,050)
        Increase in deferred costs - net                                    (65,588)      (15,043)      (93,961)
        Increase in accounts payable and other liabilities                   24,211        10,402         5,877
      Other - net                                                             4,682         5,018         5,100
                                                                         ----------    ----------    ----------
        Cash Provided by Operating Activities                               211,268       195,192       153,903


INVESTING ACTIVITIES:
  Business (acquisition) divestiture                                        (52,957)       82,000          --
  Property, plant and equipment additions                                   (60,950)      (67,898)      (92,895)
  Proceeds from sale of fixed assets                                          2,522         2,148         2,579
  Investment in corporate-owned life insurance                               18,413        (6,358)       (8,454)
  Other                                                                       8,040         2,057        (6,283)
                                                                         ----------    ----------    ----------
        Cash (Used) Provided by Investing Activities                        (84,932)       11,949      (105,053)


FINANCING ACTIVITIES:
  Increase in long-term debt                                                317,096         9,430         8,451
  Reduction of long-term debt                                               (22,669)       (6,988)      (12,232)
  (Decrease) increase in short-term debt                                   (158,657)        8,049         4,869
  Sale of stock under benefit plans                                          18,981        16,915         6,997
  Purchase of treasury shares                                              (131,745)     (170,015)       (1,863)
  Dividends to shareholders                                                 (52,410)      (51,959)      (50,152)
                                                                         ----------    ----------    ----------
        Cash Used by Financing Activities                                   (29,404)     (194,568)      (43,930)
                                                                         ----------    ----------    ----------

INCREASE IN CASH AND EQUIVALENTS                                             96,932        12,573         4,920
  Cash and Equivalents at Beginning of Year                                  47,623        35,050        30,130
                                                                         ----------    ----------    ----------
  Cash and Equivalents at End of Year                                    $  144,555    $   47,623    $   35,050
                                                                         ==========    ==========    ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years ended February 28, 1999, 1998 and 1997
Thousands of dollars except per share amounts




                                                     Common Shares          Capital in                    Shares Held
                                                     -------------          Excess of      Treasury         In Trust
                                                    Class A     Class B     Par Value       Stock
                                                  ----------------------    ----------    -----------     ------------
BALANCE MARCH 1, 1996                              $70,148       $4,560      $265,387      $ (32,835)     $       -

  Net income
  Other comprehensive income:
    Foreign currency translation adjustment

  Comprehensive income
  Cash dividends - $0.67 per share
  Exchange of shares                                   131         (131)
  Sale of shares under benefit
    plans, including tax benefits                      323           44         6,872            587
  Purchase of treasury shares                           (8)         (85)                      (2,609)
  Sale of treasury shares                                                           3              7
                                                  -----------   --------    ----------    -----------     ------------
BALANCE FEBRUARY 28, 1997                           70,594        4,388       272,262        (34,850)             -

  Net income
  Other comprehensive income:
     Foreign currency translation adjustment

  Comprehensive income
  Cash dividends - $0.71 per share
  Exchange of shares                                   107         (107)
  Sale of shares under benefit
    plans, including tax benefits                      713           33        18,386            438
  Purchase of treasury shares                       (4,510)         (45)                    (166,105)
  Sale of treasury shares                                             9           172            137
                                                  ---------    ---------    ----------    -----------     ------------
BALANCE FEBRUARY 28, 1998                           66,904        4,278       290,820       (200,380)             -

  Net income
  Other comprehensive income:
    Foreign currency translation adjustment
    Unrealized gain on available-for-sale
     securities (net of tax)

  Comprehensive income
  Issuance of shares to trust                                                                               (20,480)
  Cash dividends - $0.94 per share
  Exchange of shares                                    40          (40)
  Sale of shares under benefit
    plans, including tax benefits                      395          574        13,033          8,403
  Purchase of treasury shares                       (2,906)        (162)                    (128,677)
  Sale of treasury shares                                            10           233            162
                                                  ---------    ---------    ----------    -----------     ------------
BALANCE FEBRUARY 28, 1999                          $64,433       $4,660      $304,086      $(320,492)      $(20,480)
                                                  =========    =========    ==========    ===========     ============

                                                                     Accumulated
                                                   Deferred             Other
                                                 Compensation       Comprehensive       Retained
                                                    Plans           Income (Loss)       Earnings        Total
                                                --------------    ----------------    ------------   ------------
BALANCE MARCH 1, 1996                           $          -            $(24,202)      $  951,964    $1,235,022

  Net income                                                                              167,095       167,095
  Other comprehensive income:
    Foreign currency translation adjustment                                4,556                          4,556
                                                                                                     ------------
  Comprehensive income                                                                                  171,651
  Cash dividends - $0.67 per share                                                        (50,152)      (50,152)
  Exchange of shares
  Sale of shares under benefit
    plans, including tax benefits                                                                         7,826
  Purchase of treasury shares                                                                            (2,702)
  Sale of treasury shares                                                                                    10
                                                --------------    ----------------    ------------   ------------
BALANCE FEBRUARY 28, 1997                                  -             (19,646)       1,068,907     1,361,655

  Net income                                                                              190,084       190,084
  Other comprehensive income:
     Foreign currency translation adjustment                              (3,791)                        (3,791)
                                                                                                     ------------
  Comprehensive income                                                                                  186,293
  Cash dividends - $0.71 per share                                                        (51,959)      (51,959)
  Exchange of shares
  Sale of shares under benefit
    plans, including tax benefits                                                                        19,570
  Purchase of treasury shares                                                                          (170,660)
  Sale of treasury shares                                                                                   318
                                                --------------    ----------------    ------------   ------------
BALANCE FEBRUARY 28, 1998                                  -             (23,437)       1,207,032     1,345,217

  Net income                                                                              180,222       180,222
  Other comprehensive income:
    Foreign currency translation adjustment                               (6,819)                        (6,819)
    Unrealized gain on available-for-sale
      securities (net of tax)                                              6,691                          6,691
                                                                                                     ------------
  Comprehensive income                                                                                  180,094
  Issuance of shares to trust                         20,480                                                  -
  Cash dividends - $0.94 per share                                                        (65,935)      (65,935)
  Exchange of shares
  Sale of shares under benefit
    plans, including tax benefits                                                          (3,830)       18,575
  Purchase of treasury shares                                                                          (131,745)
  Sale of treasury shares                                                                                   405
                                                --------------    ----------------    ------------   ------------
BALANCE FEBRUARY 28, 1999                            $20,480            $(23,565)      $1,317,489    $1,346,611
                                                ==============    ================    ============   ============

  See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 28, 1999, 1998 and 1997
Thousands of dollars except per share amounts

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform with the 1999 presentation.

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

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandiser, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand, France, Mexico and South Africa. Sales to the Corporation's five largest customers accounted for approximately 32% of net sales in 1999.

The Corporation conducts business based on periodic evaluations of its customers' financial condition and generally does not require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit exists.

Inventories: Finished products, work in process and raw material inventories are carried at the lower of cost or market. The last-in, first-out (LIFO) cost method is principally used for the majority of the domestic inventories. The foreign subsidiaries principally use the first-in, first-out method. Display material and factory supplies are carried at average cost.

Investment in Life Insurance: The Corporation's investment in corporate-owned life insurance policies is recorded in other assets net of policy loans. The net life insurance expense, including interest expense, is included in administrative and general expenses in the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $54,670, $59,642 and $67,788 in 1999, 1998 and 1997, respectively.

Goodwill: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired and is amortized on a straight-line basis over a period of 40 years for goodwill associated with the social expression product segment and 15 years for goodwill associated with all other businesses. Accumulated amortization of goodwill at February 28, 1999 and 1998 was $20,851 and $14,407, respectively. Goodwill is reviewed annually for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS No. 121).

Property and Depreciation: Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, equipment and fixtures is computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 25 to 40 years and equipment and fixtures over 3 to 20 years. Property, plant and equipment are reviewed annually for impairment in accordance with SFAS No. 121.

Revenue Recognition: Sales and related costs are recorded by the Corporation upon shipment of products to non-related retailers and upon the sale of products at Corporation-owned retail locations. Seasonal cards are sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of seasonal cards when those products are shipped to non-related retailers.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $67,369, $61,062 and $58,794 in 1999, 1998 and 1997, respectively.

Other Expense (Income): Other expense (income) consists primarily of costs to convert the Corporation's computer systems to be Year 2000 compliant, amortization of goodwill, foreign exchange gains and losses, gains and losses on asset disposals, and royalty and interest income.

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

Accounting Standards Changes: In 1999, the Corporation adopted the following Statements of Financial Accounting Standards ("SFAS"):

- SFAS No. 130, "Reporting Comprehensive Income", which requires the components of comprehensive income to be disclosed in the financial statements.

- SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures of certain information about the Corporation's operating segments on a basis consistent with the way in which the Corporation is managed and operated.

- SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which revises disclosures about pensions and other postretirement benefits and requires presentation of information about such plans in a standardized format.

Adoption of these new standards required that the Corporation reclassify prior years' information and make certain new disclosures in the notes to the consolidated statements.

New Pronouncements: In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than 2001. The Corporation is currently analyzing the effect of this standard and does not expect it to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

NOTE B - NON-RECURRING ITEMS

During the quarter ended November 30, 1998, the Corporation recorded a restructuring charge of $13,925 ($8,342 net of tax, or earnings per share of $0.12). The primary components of this charge were employee severance and termination benefit costs associated with a headcount reduction of approximately 300 management, salaried and clerical positions. The balance of the charge is comprised of costs associated with exiting the Corporation's kiosk business and lease exit costs due to the closure of certain sales offices. At February 28, 1999, $5,544 was included in accounts payable and accrued liabilities, representing the portion of the restructuring charge not yet expended.

On August 12, 1997, the Corporation divested the net assets of two subsidiaries, Acme Frame Products, Inc., a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories. As a result of the transaction, the Corporation recorded a one-time pre-tax gain of $22,125 ($13,192 net of tax, or earnings per share of $0.18).

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

                                                                1999       1998       1997
                                                              --------   --------   --------
Numerator:
     Net income, earnings per share and earnings
     per share - assuming dilution                            $180,222   $190,084   $167,095
                                                              ========   ========   ========

Denominator (thousands):
     Denominator for earnings per share
     - weighted average shares outstanding                      70,346     73,708     74,819

     Effect of dilutive securities - stock options                 758        838        507
                                                              --------   --------   --------

     Denominator for earnings per share - assuming dilution
     - adjusted weighted average shares outstanding             71,104     74,546     75,326
                                                              ========   ========   ========

Earnings per share                                            $   2.56   $   2.58   $   2.23
                                                              ========   ========   ========

Earnings per share - assuming dilution                        $   2.53   $   2.55   $   2.22
                                                              ========   ========   ========

NOTE D - COMPREHENSIVE INCOME

In 1999, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments and unrealized gains on available-for-sale securities, which prior to adoption were reported separately in shareholders' equity.

Accumulated other comprehensive income (loss) consists of the following components:


                                               Foreign Currency        Unrealized Gains              Accumulated
                                                 Translation                  on                         Other
                                                 Adjustments          Available-For-Sale            Comprehensive
                                                                          Securities                Income (Loss)
                                               -----------------    -----------------------      ---------------------
Balance at March 1, 1996                            $(24,202)                                            $(24,202)

Other comprehensive income                             4,556                                                4,556
                                               -----------------                                 ---------------------

Balance at February 28, 1997                         (19,646)                                             (19,646)

Other comprehensive loss                              (3,791)                                              (3,791)
                                               -----------------                                 ---------------------

Balance at February 28, 1998                         (23,437)                                             (23,437)

Other comprehensive income (loss)                     (6,819)                   $6,691                       (128)
                                               -----------------    -----------------------      ---------------------

Balance at February 28, 1999                        $(30,256)                   $6,691                   $(23,565)
                                               =================    =======================      =====================

NOTE E - INVENTORIES

                                                                       1999                        1998
                                                                 -----------------            ---------------

Raw material                                                          $    37,745                $    42,641
Work in process                                                            25,523                     37,204
Finished products                                                         229,220                    240,845
                                                                 -----------------            ---------------
                                                                          292,488                    320,690
Less LIFO reserve                                                          89,207                     90,130
                                                                 -----------------            ---------------
                                                                          203,281                    230,560
Display material and factory supplies                                      48,008                     40,645
                                                                 -----------------            ---------------

                                                                       $  251,289                 $  271,205
                                                                 =================            ===============


NOTE F - PROPERTY, PLANT AND EQUIPMENT

                                                                       1999                        1998
                                                                 -----------------            ---------------
Land                                                                   $   11,288                 $   11,910
Buildings                                                                 281,726                    279,395
Equipment and fixtures                                                    665,609                    647,438
                                                                 -----------------            ---------------
                                                                          958,623                    938,743
Less accumulated depreciation                                             523,817                    491,111
                                                                 -----------------            ---------------

                                                                        $ 434,806                  $ 447,632
                                                                 =================            ===============

NOTE G - DEFERRED COSTS

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

At February 28, 1999 and 1998 deferred costs and future payment commitments are included in the following financial statement captions:

                                                                       1999                        1998
                                                                 -----------------            ---------------

Prepaid expenses and other                                            $ 192,619                    $ 179,818
Other assets                                                            595,136                      481,236
Other current liabilities                                               (81,745)                     (51,676)
Other liabilities                                                      (113,799)                     (81,080)
                                                                 -----------------            ---------------

                                                                      $ 592,211                    $ 528,298
                                                                 =================            ===============

NOTE H - LONG AND SHORT-TERM DEBT

On May 20, 1998, the Corporation filed a Form S-3 Registration Statement with the Securities and Exchange Commission for a shelf registration to issue up to $600,000 of debt securities. Under the registration, the Corporation on July 27, 1998 completed the sale of $300,000 of 30-year senior notes with a 6.10% coupon rate. The majority of the proceeds were used to retire commercial paper and other short-term debt, with the remainder used for other general corporate purposes and short-term investments.

On August 7, 1998, the Corporation entered into a new multi-currency credit facility to provide liquidity and working capital financing for the Corporation and its subsidiaries in the United States, Canada, the United Kingdom, Australia, New Zealand and France. The aggregate availability under this facility is approximately $715,000 of which approximately $546,000 is available at February 28, 1999. The United States and one-half of the Canadian portions of the facilities, totaling $499,740, mature on August 6, 1999. The balance of the facility matures on August 7, 2003. The United States and Canadian portions of the facility are annually renewable for additional 364-day periods and are convertible to term loans with a maturity of August 7, 2003. A facility fee is due on the aggregate amount of the facility and can vary with the Corporation's debt rating. At February 28, 1999, the facility fee is 0.075% for the non-364 day portion of the facility and 0.065% for the 364-day portion.

The borrowings of the Corporation in Canada consist solely of commercial paper. At February 28, 1999, commercial paper borrowings were $81,824, of which $66,320 is classified as long-term. The commercial paper borrowings are supported by the multi-currency credit facility described above.

The Corporation's subsidiaries in Mexico and South Africa have credit agreements permitting borrowings of up to $2,088. At February 28, 1999, $1,250 is outstanding under these foreign revolving credit facilities.

All of the Corporation's revolving credit and term loan agreements provide for various borrowing alternatives in their respective currencies with interest rates generally ranging from 5.0% to 9.0% for amounts borrowed as of February 28, 1999.

At February 28, 1999 and 1998, debt due within one year consists of the following:

                                                                       1999                       1998
                                                                -------------------         ------------------
         Current maturities of long-term debt                         $        968              $         695
         Foreign revolving credit facilities                                 1,250                     46,505
                                                                -------------------         ------------------
         Aggregate current maturities                                        2,218                     47,200
         Commercial paper                                                   15,504                    148,855
         Other short-term debt                                                  55                      3,585
                                                                -------------------         ------------------
                                                                      $     17,777              $     199,640
                                                                ===================         ==================

At February 28, 1999 and 1998, long-term debt consists of the following:


                                                                        1999                    1998
                                                                   ----------------        ----------------
         Revolving credit, commercial paper and
                 term loan agreements                                   $  154,674              $  193,224
         Notes payable                                                     310,145                       -
         Other                                                                 645                   2,776
                                                                   ----------------        ----------------

                                                                           465,464                 196,000

         Less current maturities                                             2,218                  47,200
                                                                   ----------------        ----------------

                                                                        $  463,246              $  148,800
                                                                   ================        ================


Aggregate maturities of long-term debt are as follows:


                                        2000                        $        2,218
                                        2001                                 1,221
                                        2002                                11,723
                                        2003                                    33
                                        2004                               153,424
                                        Thereafter                         296,845
                                                                 ------------------
                                                                    $      465,464
                                                                 ==================

At February 28, 1999 the Corporation had credit arrangements to support the issuance of letters of credit in the amount of $99,181 with $21,450 of open credits outstanding.

Interest paid on short-term and long-term debt was $27,831 in 1999, $22,735 in 1998 and $29,914 in 1997.

The weighted average interest rate on short-term borrowings outstanding was 5.1% and 5.8% as of February 28, 1999 and 1998, respectively.

As of February 28, 1999, the Corporation's subsidiary in Australia has an interest rate swap agreement for notional borrowings of $30,950 under which the Corporation pays a fixed rate and receives a floating rate. The pay rate and receive rate under this agreement are 5.1% and 4.8%, respectively. This agreement matures October 3, 1999. The floating rate under the agreement is based on the three-month Australian Bank Bill Rate. Net payments or receipts under the agreement are recognized as an adjustment to interest expense. The agreement was entered into with a major financial institution, and the Corporation anticipates that the financial institution will satisfy its obligations under the agreement. The Corporation guarantees payment of the subsidiary's obligations under the swap agreement. No collateral is held in relation to the agreement.


NOTE I - RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Contributions to the profit-sharing plan were $22,687, $23,850 and $22,990 for 1999, 1998 and 1997, respectively. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation's matching contributions were $4,622, $2,802 and $2,698 for 1999, 1998 and 1997, respectively.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. In the aggregate, the actuarially computed plan benefit obligation approximates the fair value of the plan assets.

NOTE J - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

                                                                                           1999                1998
                                                                                      ---------------     ----------------
Change in benefit obligation:
     Benefit obligation at beginning of year                                               $  63,677            $ 51,327
     Service cost                                                                              1,817               1,711
     Interest cost                                                                             4,702               4,282
     Actuarial losses                                                                          9,183              10,951
     Benefit payments                                                                         (4,103)             (4,594)
                                                                                      ---------------     ----------------
     Benefit obligation at end of year                                                        75,276              63,677
                                                                                      ---------------     ----------------

Change in plan assets:
     Fair value of plan assets at beginning of year                                           39,760              32,358
     Actual return on plan assets                                                              3,072               5,093
     Contributions                                                                             5,985               6,903
     Benefit payments                                                                         (4,103)             (4,594)
                                                                                      ---------------     ----------------
     Fair value of plan assets at year end                                                    44,714              39,760
                                                                                      ---------------     ----------------

Funded status at February 28                                                                (30,562)             (23,917)
Unrecognized loss                                                                            21,774               13,314
                                                                                     ----------------     ----------------
Accrued benefit cost recognized in the consolidated
  statement of financial position                                                          $ (8,788)            $(10,603)
                                                                                     ================     ================

                                                                                          1999                  1998
                                                                                     ----------------      ---------------
Components of net periodic benefit cost:
     Service cost                                                                             $1,817              $1,711
     Interest cost                                                                             4,702               4,282
     Expected return on plan assets                                                           (3,064)             (2,508)
     Amortization of actuarial loss                                                              716                 598
                                                                                     ----------------      ---------------
     Net periodic benefit cost                                                                $4,171              $4,083
                                                                                     ================      ===============

Weighted average assumptions as of February 28:

Discount rate                                                                                   6.75%               7.25%
Expected long-term return on plan assets                                                        8.00%               8.00%
Health care cost trend rate                                                                     5.00%               5.00%

Effect of a 1% increase in health care cost trend rate on:
     Service cost plus interest cost                                                                $   1,295
     Accumulated postretirement benefit obligation                                                     13,447

Effect of a 1% decrease in health care cost trend rate on:
     Service cost plus interest cost                                                                $  (1,015)
     Accumulated postretirement benefit obligation                                                    (10,726)

NOTE K - LONG-TERM LEASES

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28, 1999, 1998 and 1997 follows:

                                                              1999               1998                1997
                                                         ---------------     --------------      --------------
Gross rentals                                                 $  58,616          $  57,320           $  59,228
Less sublease rentals                                             4,470              4,985               7,423
                                                         ---------------     --------------      --------------
  Net rental expense                                          $  54,146          $  52,335           $  51,805
                                                         ===============     ==============      ==============

At February 28, 1999, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, follow:

         Gross Rentals:
             2000                                                                  $   46,746
             2001                                                                      41,449
             2002                                                                      35,278
             2003                                                                      28,563
             2004                                                                      22,941
             Later years                                                               57,187
                                                                                ----------------
                                                                                      232,164
         Sublease rentals                                                             (15,202)
                                                                                ----------------
         Net rentals                                                                $ 216,962
                                                                                ================

NOTE L - COMMON SHARES AND STOCK OPTIONS

At February 28, 1999 and 1998, common shares authorized consisted of:

                                     Class A                  Class B
                                -------------------       ----------------
               1999                    187,600,000             15,832,968
               1998                     93,800,000              7,916,484

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Corporation had accounted for its employee stock options issued subsequent to February 28, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for stock options indicates decreases in net income of $3,248 in 1999, $4,931 in 1998 and $2,347 in 1997. The pro forma information and related assumptions under the Black-Scholes method follow:

                                                                   1999               1998               1997
                                                               --------------    ---------------    ---------------
Net income                                                       $   176,974        $   185,153        $   164,748

Earnings per share                                               $      2.52        $      2.51        $      2.20

Earnings per share - assuming dilution                           $      2.49        $      2.48        $      2.19


Assumptions:
      Risk-free interest rate                                            5.4%               6.1%               6.4%
      Dividend yield                                                     1.6%               2.0%               2.4%
      Expected stock volatility                                         0.27               0.26               0.25
      Expected life in years:
            Grant date to exercise date                                  5.6                5.6                4.6
            Vest date to exercise date                                   2.4                2.3                2.1

Stock option transactions and prices are summarized as follow:


                                            Number of Options                         Weighted-Average Exercise Price Per Share
                                   ------------------------------------         ----------------------------------------------------
                                       Class A             Class B                      Class A                       Class B
                                   ----------------    ----------------         -------------------------     ----------------------
Options outstanding
  February 29, 1996                    1,466,997             740,090                   $  20.29                        $  11.01
          Granted                        891,595             215,922                      27.29                           27.32
          Exercised                     (317,409)            (43,500)                     18.10                           19.31
          Cancelled                      (84,800)                  -                      27.13                             -
                                   ----------------    ----------------


Options outstanding
  February 28, 1997                    1,956,383             912,512                   $  23.57                        $  14.42
          Granted                      1,453,677             470,000                      30.45                           29.50
          Exercised                     (616,675)            (33,500)                     21.14                           19.85
          Cancelled                     (182,250)                  -                      28.96                             -
                                   ----------------    ----------------

Options outstanding
  February 28, 1998                     2,611,135          1,349,012                   $  27.58                        $  19.54
          Granted                         189,850                596                      45.73                           48.06
          Exercised                      (395,754)          (573,422)                     25.54                            9.07
          Cancelled                      (127,200)            (7,000)                     30.25                           26.13
                                   ----------------    ----------------


Options outstanding
  February 28, 1999                    2,278,031             769,186                   $  29.18                        $  27.30
                                   ================    ================


Options exercisable at February 28:
          1999                         1,235,331             490,936                   $  26.23                        $  26.23
          1998                         1,077,035             902,262                      24.42                           14.84
          1997                         1,169,083             689,762                      20.90                           12.79


The weighted average remaining contractual life of the options outstanding as of February 28, 1999 is 6.9 years.

Range of exercise prices for options outstanding:

                                        Outstanding                            Exercisable
                             -----------------------------------     ---------------------------------
                                                                                                              Weighted-
                                                   Weighted-                             Weighted-             Average
                                                    Average                               Average             Remaining
        Exercise                Optioned            Exercise           Optioned           Exercise        Contractual Life
      Price Ranges               Shares              Price              Shares             Price               (Years)
-------------------------    ---------------     ---------------     --------------    ---------------    ------------------
    $11.44 - 26.00                 493,000            $19.79              481,800           $19.67               3.2
     26.13 - 27.25                 703,792             27.17              521,142            27.16               6.9
     27.50 - 29.38                  74,187             28.43               51,337            28.42               6.2
     29.50 - 30.00               1,376,142             29.50              605,042            29.50               7.9
     30.13 - 51.63                 400,096             39.70               66,946            34.99               8.7
                             ---------------                         --------------
                                 3,047,217                              1,726,267
                             ===============                         ==============

NOTE M - BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel. As permitted under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," certain operating divisions have been aggregated into one reportable segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods.

The Corporation's non-reportable operating segments include the design, manufacture and sale of promotional Christmas product, non-prescription reading glasses, educational materials and display fixtures; personalized and e-mail greeting cards; and the sale of both the Corporation's products and other products through retail stores.

The Corporation evaluates segment performance based on earnings before foreign currency exchange gains or losses, interest income, interest expense and income taxes. Centrally incurred and managed costs and non-recurring items are not allocated back to the operating segments. The accounting policies of the reportable segments are the same as those described in Note A - Significant Accounting Policies, except those that are related to LIFO or applicable to only corporate items.

Intersegment sales are recorded at wholesale prices. Intersegment sales and profits are eliminated in consolidation. All inventories resulting from intersegment sales are carried at cost.

The reporting and evaluation of segment assets include net accounts receivable, inventory on a "first-in, first-out" basis, display materials and factory supplies, prepaid expenses, other assets (including net deferred costs), and net property, plant and equipment.

Segment results are reported and evaluated at consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. An exchange rate adjustment is included in the reconciliation of the segment results to the consolidated results; this adjustment represents the impact on the segment results of the difference between the exchange rates used for segment reporting and evaluation and the actual exchange rates for the periods presented.

OPERATING SEGMENT INFORMATION

                                                   Net Sales                                     Earnings
                                   -------------------------------------------    ---------------------------------------
                                       1999            1998           1997           1999          1998          1997
                                   -------------    -----------    -----------    -----------   -----------    ----------
Social Expressions Products        $1,854,106       $1,786,756     $1,737,883      $450,512      $418,078       $410,915
Intersegment items                    (83,004)         (77,836)       (69,534)      (58,409)      (52,172)       (45,653)
                                   -------------    -----------    -----------    -----------   -----------    ----------
    Net                             1,771,102        1,708,920      1,668,349       392,103       365,906        365,262
Non-reportable segments               454,796          487,884        481,157        41,679        30,486         16,838
Non-recurring items                         -                -              -       (13,925)       22,125              -
Exchange rate adjustment              (20,192)           1,961         11,583        (1,619)          (16)           402
Unallocated items - net                     -                -              -      (136,641)     (126,064)      (128,172)
                                   -------------    -----------    -----------    -----------   -----------    ----------
     Consolidated                  $2,205,706       $2,198,765     $2,161,089      $281,597      $292,437       $254,330
                                   =============    ===========    ===========    ===========   ===========    ==========


                                                      Assets                                     Depreciation
                                   ----------------------------------------------    -------------------------------------
                                      1999             1998             1997           1999          1998         1997
                                   ------------     ------------    -------------    ---------     ---------    ----------
Social Expressions Products        $1,698,251       $1,545,732      $1,522,981         $43,254       $40,143      $39,688
Non-reportable segments               277,592          295,440         349,604          24,337        25,662       24,426
Unallocated and intersegment          474,345          327,175         247,645             (99)          (58)          68
 items
Exchange rate adjustment              (30,860)          (6,883)         14,890            (443)          179          384
                                   ------------     ------------    -------------    ---------     ---------    ----------
     Consolidated                  $2,419,328       $2,161,464      $2,135,120         $67,049       $65,926      $64,566
                                   ============     ============    =============    =========     =========    ==========


                                               Capital Expenditures
                                        ------------------------------------
                                          1999         1998         1997
                                        ---------    ---------    ----------
Social Expressions Products              $43,907      $45,984     $72,398
Non-reportable segments                   17,553       22,064      19,880
Unallocated and intersegment                   -            -           -
 items
Exchange rate adjustment                    (510)        (150)        617
                                        ---------    ---------    ----------
     Consolidated                        $60,950      $67,898     $92,895
                                        =========    =========    ==========

OTHER INFORMATION

                                      1999             1998            1997
                                   ------------     ------------    -----------
Product Information
  Everyday greeting cards          $1,051,374       $1,010,857      $  955,430
  Seasonal greeting cards             450,611          466,761         471,321
  Gift wrapping and wrap              301,517          309,763         305,917
    accessories
  All other                           402,204          411,384         428,421
                                   ------------     ------------    -----------
     Consolidated Net Sales        $2,205,706       $2,198,765      $2,161,089
                                   ============     ============    ===========

GEOGRAPHIC INFORMATION

                                                     Net Sales                                  Fixed Assets - Net
                                   ----------------------------------------------    -----------------------------------------
                                      1999             1998             1997           1999           1998            1997
                                   ------------     ------------    -------------    ----------    ------------    -----------
United States                      $1,819,857       $1,864,368      $1,831,834         $363,802      $371,733        $378,054
Foreign                               385,849          334,397         329,255           71,004        75,899          84,733
                                   ------------     ------------    -------------    ----------    ------------    -----------
     Consolidated                  $2,205,706       $2,198,765      $2,161,089         $434,806      $447,632        $462,787
                                   ============     ============    =============    ==========    ============    ===========

NOTE N - INCOME TAXES

Income (loss) before income taxes:

                                                 1999         1998         1997
                                              ---------    ---------    ---------
United States                                 $ 300,411    $ 298,817    $ 264,077
Foreign                                         (18,814)      (6,380)      (9,747)
                                              ---------    ---------    ---------
                                              $ 281,597    $ 292,437    $ 254,330
                                              =========    =========    =========

Income taxes have been provided as follows:
                                                 1999         1998         1997
                                              ---------    ---------    ---------
Current:
   Federal                                    $ 111,736    $ 107,135    $  71,582
   Foreign                                      (18,423)      (6,873)         936
   State and local                               16,977       21,318       14,400
                                              ---------    ---------    ---------
                                                110,290      121,580       86,918

Deferred (principally federal)                   (8,915)     (19,227)         317
                                              ---------    ---------    ---------
                                              $ 101,375    $ 102,353    $  87,235
                                              =========    =========    =========


Significant components of the Corporation's deferred tax assets and liabilities at February 28, 1999 and 1998 are as follows:

                                                       1999         1998
                                                    ---------    ---------
  Deferred tax assets:
          Sales returns                             $  36,924    $  39,152
          Other                                       133,131      121,464
                                                    ---------    ---------
                                                      170,055      160,616

          Valuation allowance                         (10,819)     (13,362)
                                                    ---------    ---------

                   Total deferred tax assets          159,236      147,254

Deferred tax liabilities:
          Depreciation                                 47,440       44,694
          Other                                        28,457       24,775
                                                    ---------    ---------

                   Total deferred tax liabilities      75,897       69,469
                                                    ---------    ---------

          Net deferred tax assets                   $  83,339    $  77,785
                                                    =========    =========

The decrease in the valuation allowance was due to decreases in net operating loss carryforwards in the United Kingdom.

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                                                    1999             1998              1997
                                                                -------------    --------------    --------------

Statutory rate                                                      35.0%            35.0%             35.0%
State and local income taxes,
  net of federal tax benefit                                         3.7              4.0               3.9
Subsidiaries' losses without tax benefit                             0.1              0.7               1.0
Corporate-owned life insurance investments                          (2.9)            (3.4)             (4.3)
Other                                                                0.1             (1.3)             (1.3)
                                                                -------------    --------------    --------------

Effective tax rate                                                  36.0%            35.0%             34.3%
                                                                =============    ==============    ==============

Income taxes paid were $102,363 in 1999, $101,261 in 1998 and $99,391 in 1997.

Deferred taxes have not been provided on approximately $30,386 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings, however, foreign tax credits would be available to reduce federal income taxes in the event of distribution. At February 28, 1999, the Corporation had approximately $74,934 of foreign operating loss carryforwards, of which $23,885 have no expiration dates and $51,049 have expiration dates ranging from 2000 through 2009.

The Internal Revenue Service has examined the Corporation's federal income tax returns for the fiscal years ended 1993 through 1995 and, as part of its Coordinated Issues Program, has made inquiries related to the Corporation's corporate-owned life insurance programs. Although no adjustments to taxable income have been made, the Corporation plans to fully contest any assessments relative to corporate-owned life insurance. An examination of fiscal years 1996 and 1997 was initiated in early March 1999.

QUARTERLY RESULTS OF OPERATIONS
-------------------------------
(Unaudited)
Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 1999 and 1998.

                                                                                   Quarter Ended
                                                           --------------------------------------------------------------------
                                                               May 31        August 31          November 30        February 28
                                                           ----------       ----------          -----------        ------------
Fiscal 1999
Net sales                                                  $  487,908       $  479,733           $  638,363         $  599,702
Gross profit                                                  328,189          309,246              412,032            399,159
Non-recurring charge                                                -                -               13,925                  -
Net income                                                     33,831           13,925               74,561             57,905
Earnings per share                                                .47              .20                 1.06                .83
Earnings per share - assuming dilution                            .47              .20                 1.04                .82



Fiscal 1998
Net sales                                                  $  475,059       $  484,742           $  639,655         $  599,309
Gross profit                                                  313,585          296,806              397,324            400,362
Non-recurring gain                                                  -           22,125                    -                  -
Net income                                                     30,259           26,097               79,038             54,690
Earnings per share                                                .40              .35                 1.07                .76
Earnings per share - assuming dilution                            .40              .35                 1.05                .75

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the finanical statement schedule listed in the Index at Item 14(a)3. These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28,1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
March 25, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           There were no disagreements with the Corporation's independent auditors on accounting or financial disclosure matters within the three year period ended February 28, 1999, or in any period subsequent to such date.


                                    PART III

           The Corporation hereby incorporates by reference the information called for by Part III of Form 10-K from the Corporation's Notice of Annual Meeting of Shareholders to be held June 25, 1999, and related Proxy Statement filed with the Securities and Exchange Commission on May 17, 1999.


                             (Next item is Part IV)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
        (a)
           1.       Financial Statements
                    --------------------
                    Included in Part II of this report:

                           Consolidated Statement of Income -
                           Years ended February 28, 1999, 1998 and 1997

                           Consolidated Statement of Financial Position - February 28, 1999 and 1998

                           Consolidated Statement of Cash Flows -
                           Years ended February 28, 1999, 1998 and 1997

                           Consolidated Statement of Shareholders' Equity - Years ended February 28, 1999, 1998 and 1997

                           Notes to Consolidated Financial Statements -
                           Years ended February 28, 1999, 1998 and 1997

                           Quarterly Results of Operations (Unaudited)

                           Report of Ernst & Young LLP, Independent Auditors

           2. Exhibits required by Item 601 of Regulation S-K:

              (3)          Articles of Incorporation and By-laws

                           (i)   Amended Articles of Incorporation of the
                                 Registrant

                           (ii)  Amended Regulations of the Registrant

              (4) Instruments Defining the Rights of Security Holders, including indentures

                           (i) Trust Indenture, dated as of July 27, 1998, by and between the Corporation and NBD Bank, as Trustee, relating to 6.10% Notes due August 1, 2028

                             (ii) Credit Agreement dated as of August 7, 1998 by and among American Greetings Corporation (U.S. borrower), Carlton Cards (France) S.N.C. (French borrower),
                                      Carlton Cards Limited, UK Greetings
                                      Limited, Hanson White Group Limited,
                                      Camden Graphics Limited (UK borrowers),
                                      Carlton Cards Limited (Canadian
                                      borrower), John Sands (Australia) Ltd.,
                                      John Sands (N.Z.) Ltd., John Sands
                                      Holding Corporation (Australian
                                      borrowers), Borrowers, and NationsBank
                                      National Association, National City
                                      Bank, Bank of America, National Trust
                                      and Savings Association, Bank of America
                                      Canada, Lenders, and the Lenders Party
                                      Hereto From Time to Time


              (10)         Material Contracts

                   (i) (A)    (i)     Officers' contracts *

                             (ii)     Employment Agreement with Edward
                                      Fruchtenbaum, dated January 1, 1998 *

                                      This Exhibit has been previously filed
                                      as an Exhibit to the Registrant's Form
                                      10-K Annual Report for the fiscal year
                                      ended February 28, 1998, and is
                                      incorporated herein by reference.

                   (ii) (A)   (i)     Shareholders Agreement dated November 19,
                                      1984 *

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

               (iii)      (A) (i)     Agreement to defer stock option gains with
                                      Morry Weiss dated December 15, 1997 * This
                                      Exhibit has been previously filed as an
                                      Exhibit to the Registrant's Form 10-K
                                      Annual Report for the fiscal year ended
                                      February 28, 1998, and is incorporated
                                      herein by reference.

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



                                                  AMERICAN GREETINGS CORPORATION
                                                  ------------------------------
                                                             (Registrant)



Date:    May 27, 1999                             By: /s/ Jon Groetzinger, Jr.
       --------------                                ---------------------------
                                                     Jon Groetzinger, Jr.
                                                     Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



              SIGNATURE                                                 TITLE                                    DATE
              ---------                                                 -----                                    ----
     /s/ Irving I. Stone                                      Founder - Chairman;                    )
--------------------------------------------                  Chairman of the                        )
Irving I. Stone                                               Executive Committee;                   )
                                                              Director                               )
                                                                                                     )
     /s/ Morry Weiss                                          Chairman of the Board;                 )
--------------------------------------------                  Chief Executive Officer;               )
Morry Weiss                                                   Director                               )
                                                                                                     )
     /s/ Edward Fruchtenbaum                                  President;                             )
--------------------------------------------                  Chief Operating Officer;               )
Edward Fruchtenbaum                                           Director                               )
                                                                                                     )
     /s/ Scott S. Cowen                                       Director                               )      May 27, 1999
--------------------------------------------
Scott S. Cowen                                                                                       )
                                                                                                     )
     /s/ Herbert H. Jacobs                                    Director                               )
--------------------------------------------
Herbert H. Jacobs                                                                                    )
                                                                                                     )
     /s/ Albert B. Ratner                                     Director                               )
--------------------------------------------
Albert B. Ratner                                                                                     )
                                                                                                     )
     /s/ Harry H. Stone                                       Director                               )
--------------------------------------------
Harry H. Stone                                                                                       )
                                                                                                     )
     /s/ Harriet Mouchly-Weiss                                Director                               )
--------------------------------------------
Harriet Mouchly-Weiss                                                                                )
                                                                                                     )
     /s/ James C. Spira                                       Director                               )
--------------------------------------------
James C. Spira                                                                                       )
                                                                                                     )
     /s/ William S. Meyer                                     Senior Vice President;                 )
--------------------------------------------                  Chief Financial Officer                )
William S. Meyer                                              (principal financial officer)          )
                                                                                                     )
     /s/ Patricia L. Ripple                                   Vice President;                        )
--------------------------------------------                  Corporate Controller                   )
Patricia L. Ripple                                            (principal accounting officer)         )

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
                                      (000)

------------------------------------------------------------------------------------------------------------------------------
                    COLUMN A            COLUMN B                   COLUMN C                    COLUMN D             COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                     -------------------------------------
                                         Balance             (1)                  (2)                                 Balance
                                      at Beginning    Charged to Costs     Charged to Other                           at End
             Description                of Period       and Expenses      Accounts-Describe   Deductions-Describe   of Period
------------------------------------------------------------------------------------------------------------------------------
Year ended February 28, 1999:

   Deduction from asset account:

      Allowance for doubtful accounts   $   15,661   $            8,472   $           91  (A)  $        8,641 (B)   $   15,583
                                        ==========   ==================   ==============       ==============       ==========
      Allowance for sales returns       $  135,584   $          342.267   $          308  (A)  $      346,056 (C)   $  132,103
                                        ==========   ==================   ==============       ==============       ==========
      Allowance for other assets        $   16,400   $                0   $            0       $            0       $   16,400
                                        ==========   ==================   ==============       ==============       ==========
Year ended February 28, 1998:

   Deduction from asset account:

      Allowance for doubtful accounts   $   15,264   $           11,585   $       (1,119) (A)  $       10,069 (B)   $   15,661
                                        ==========   ==================   ==============       ==============       ==========
      Allowance for sales returns       $  121,856   $          337,320   $       (1,040) (A)  $      322,552 (C)   $  135,584
                                        ==========   ==================   ==============       ==============       ==========
      Allowance for other assets        $   16,400   $                0   $                0   $            0       $   16,400
                                        ==========   ==================   ==============       ==============       ==========
Year ended February 28, 1997:

   Deduction from asset account:

      Allowance for doubtful accounts   $   16,214   $            8,210   $          113  (A)  $        9,273 (B)   $   15,264
                                        ==========   ==================   ==============       ==============       ==========
      Allowance for sales returns       $  141,412   $          306,755   $          164  (A)  $      326,475 (C)   $  121,856
                                        ==========   ==================   ==============       ==============       ==========
      Allowance for other assets        $   16,400   $                0   $            0       $            0       $   16,400
                                        ==========   ==================   ==============       ==============       ==========

Note A: Includes translation adjustment on foreign subsidiary balances; business unit acquisitions for the year ended February 28, 1999 of $841 allowance for doubtful accounts and $1,816 allowance for sales returns; business unit disposals for the year ended February 28, 1998 of $1,064 allowance for doubtful accounts and $392 allowance for sales returns; and other minor reclasses and adjustments.

Note B:  Accounts charged off, less recoveries.
Note C: Sales returns charged to the allowance account for actual returns for the year.