Form 10-Q
period 1999-05-31
AMERICAN GREETINGS CORP
filed 1999-07-14
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    X      EXCHANGE ACT OF 1934
---------

For the quarterly period ended           May 31, 1999
                              ---------------------------------

                                       OR
                                       --

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934

For the transition period from_______________________ to _______________________

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

Yes    X               No
    -------              -------

As of May 31, 1999, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                            Class A Common  62,728,192
                            Class B Common   4,673,419

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.  Financial Statements......................................... 1

     Item 2.  Management's Discussion and Analysis......................... 8


PART II - OTHER INFORMATION
---------------------------



     Item 6.  Exhibits and Reports on Form 8-K...........................  14


SIGNATURES................................................................ 14
----------

                                PART I - FINANCIAL INFORMATION
                                ------------------------------

Item 1.  Financial Statements
         --------------------

                                AMERICAN GREETINGS CORPORATION
                               CONSOLIDATED STATEMENT OF INCOME

                        (Thousands of dollars except per share amounts)


                                                                           (Unaudited)
                                                                        Three Months Ended
                                                                              May 31,
                                                               -----------------------------------
                                                                     1999               1998
                                                               ----------------  -----------------

Net sales                                                       $    458,757         $    487,908

Costs and expenses:
    Material, labor and other production costs                       159,765              159,719
    Selling, distribution and marketing                              219,322              214,884
    Administrative and general                                        54,603               58,164
    Interest                                                           7,140                6,573
    Other expense (income)                                               979               (4,709)
                                                                ------------         ------------
       Total costs and expenses                                      441,809              434,631
                                                                ------------         ------------

Income before income taxes                                            16,948               53,277
Income taxes                                                           6,101               19,446
                                                                ------------         ------------

       Net income                                               $     10,847         $     33,831
                                                                ============         ============

Earnings per share                                              $       0.16         $       0.47
                                                                ============         ============

Earnings per share - assuming dilution                          $       0.16         $       0.47
                                                                ============         ============

Dividends per share                                             $        -   *       $       0.18
                                                                ============         ============


Average number of common shares outstanding                       67,678,717           71,310,434


                 See notes to consolidated financial statements.

* Dividend of $0.19 per share paid June 10, 1999 was declared in February 1999.


                         AMERICAN GREETINGS CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                          (Unaudited)                               (Unaudited)
                                                          May 31, 1999        Feb. 28, 1999         May 31, 1998
                                                         --------------      ---------------      ---------------
ASSETS

Current assets
   Cash and equivalents                                   $  130,107           $  144,555           $   43,497
   Trade accounts receivable, less allowances
    of $91,115, $147,686, $98,399, respectively
    (principally for sales returns)                          335,108              390,740              357,659
   Total inventories                                         257,755              251,289              296,008
   Deferred income taxes                                     127,085              133,092               96,571
   Prepaid expenses and other                                225,121              226,142              214,498
                                                          ----------           ----------           ----------
             Total current assets                          1,075,176            1,145,818            1,008,233

Goodwill                                                     138,741              135,516              134,125
Other assets                                                 680,816              703,188              595,888

Property, plant and equipment - at cost                      965,125              958,623              945,907
Less accumulated depreciation                                539,014              523,817              504,883
                                                          ----------           ----------           ----------
Property, plant and equipment - net                          426,111              434,806              441,024
                                                          ----------           ----------           ----------
                                                          $2,320,844           $2,419,328           $2,179,270
                                                          ==========           ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                               $   35,902           $   17,777           $  276,469
   Accounts payable and accrued liabilities                  158,555              175,366              130,470
   Accrued compensation and benefits                          55,013               89,284               57,519
   Income taxes                                                5,307               27,165               11,124
   Dividends payable                                          12,806               26,337               12,888
   Other current liabilities                                  92,191               81,745               65,948
                                                          ----------           ----------           ----------
             Total current liabilities                       359,774              417,674              554,418

Long-term debt                                               455,074              463,246              148,712
Other liabilities                                            125,490              142,045               92,695
Deferred income taxes                                         52,349               49,752               37,749
Shareholders' equity                                       1,328,157            1,346,611            1,345,696
                                                          ----------           ----------           ----------
                                                          $2,320,844           $2,419,328           $2,179,270
                                                          ==========           ==========           ==========



                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                                              (Unaudited)
                                                                          Three Months Ended
                                                                                May 31,
                                                                   ----------------------------------
                                                                        1999               1998
                                                                   --------------     ---------------

OPERATING ACTIVITIES:
    Net income                                                       $  10,847            $ 33,831
    Adjustments to reconcile to net cash
    provided by operating activities:
        Depreciation                                                    16,044              16,752
        Deferred income taxes                                            5,402              18,896
        Change in operating assets and liabilities,
            net of effects from acquisitions                                47             (64,152)
        Other - net                                                      3,990               1,404
                                                                     ---------            --------
        Cash Provided by Operating Activities                           36,330               6,731

INVESTING ACTIVITIES:
    Business acquisitions                                                 --               (52,957)
    Property, plant & equipment additions                               (7,061)            (10,009)
    Proceeds from sale of fixed assets                                     108                 263
    Investment in corporate-owned life insurance                         4,393               7,308
    Other - net                                                         (2,842)              6,998
                                                                     ---------            --------
        Cash Used by Investing Activities                               (5,402)            (48,397)

FINANCING ACTIVITIES:
    Increase in long-term debt                                          17,685               5,410
    Reduction of long-term debt                                         (1,690)               (403)
    (Decrease) increase in short-term debt                              (8,017)             68,569
    Sale of stock under benefit plans                                      404               5,100
    Purchase of treasury shares                                        (41,028)            (28,229)
    Dividends to shareholders                                          (12,730)            (12,907)
                                                                     ---------            --------
        Cash (Used) Provided by Financing Activities                   (45,376)             37,540
                                                                     ---------            --------
DECREASE IN CASH AND EQUIVALENTS                                       (14,448)             (4,126)


        Cash and Equivalents at Beginning of Year                      144,555              47,623
                                                                     ---------            --------
        Cash and Equivalents at End of Period                        $ 130,107            $ 43,497
                                                                     =========            ========





                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Thousands of dollars)


Three Months Ended May 31, 1999 and 1998

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

Note C - Earnings Per Share
---------------------------

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:


                                                                   Three Months Ended
                                                                        May 31,
                                                             ------------------------------
                                                                 1999               1998
                                                             ------------      ------------
   Numerator:
          Net income, earnings per share
               and earnings per share -
               assuming dilution                               $ 10,847            $33,831
                                                               ========            =======

   Denominator (thousands):
          Weighted average shares outstanding                    67,679             71,310
          Effect of dilutive securities - stock options            --                1,028
                                                               --------            -------
          Adjusted weighted average shares
               outstanding                                       67,679             72,338
                                                               ========            =======

Earnings per share                                             $   0.16            $  0.47
                                                               ========            =======

Earnings per share - assuming dilution                         $   0.16            $  0.47
                                                               ========            =======

Note D - Comprehensive Income
-----------------------------

The Corporation's total comprehensive income was as follows:

                                                             Three Months Ended
                                                                  May 31,
                                                         ---------------------------
                                                            1999           1998
                                                         ------------  -------------

Net income                                                  $ 10,847       $ 33,831

Other comprehensive income (loss):
  Foreign currency translation adjustments                     4,708         (3,063)
  Unrealized gain on available-for-sale securities             6,212          6,231
                                                         ------------  -------------
    Other comprehensive income                                10,920          3,168
                                                         ------------  -------------

Total comprehensive income                                  $ 21,767       $ 36,999
                                                         ============  =============




Note E - Inventories
--------------------

                                                     May 31, 1999     February 28, 1999     May 31, 1998
                                                    --------------   ------------------    --------------
Raw materials                                           $ 34,772          $ 37,745           $ 41,654
Work in process                                           28,424            25,523             41,792
Finished products                                        244,551           229,220            265,161
                                                        --------          --------           --------
                                                         307,747           292,488            348,607
Less LIFO reserve                                         91,693            89,207             91,170
                                                        --------          --------           --------
                                                         216,054           203,281            257,437
Display materials and factory supplies                    41,701            48,008             38,571
                                                        --------          --------           --------
Inventories                                             $257,755          $251,289           $296,008
                                                        ========          ========           ========

Note F- Deferred Costs
----------------------

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

As of May 31, 1999, February 28, 1999 and May 31, 1998 deferred costs and future payment commitments are included in the following financial statement captions:

                                                    May 31, 1999   February 28, 1999      May 31, 1998
                                                   --------------  -----------------     --------------
Prepaid expenses and other                          $ 192,618           $ 192,619          $ 177,366
Other assets                                          566,829             595,136            476,490
Other current liabilities                             (92,191)            (81,745)           (65,948)
Other liabilities                                     (94,551)           (113,799)           (64,399)
                                                    ---------           ---------          ---------
                                                    $ 572,705           $ 592,211          $ 523,509
                                                    =========           =========          =========





Note G - Business Segment Information
-------------------------------------


                                                   Three Months Ended
                                                         May 31,
                                              ------------------------------
                                                  1999             1998
                                              ------------    -------------

Net Sales
      Social Expression Products               $ 387,092         $ 413,271
      Intersegment Items                         (17,949)          (15,850)
                                               ---------         ---------
           Total                                 369,143           397,421
      Non-reportable segments                     88,243            86,537
      Exchange rate adjustment - net               1,371             3,950
                                               ---------         ---------
           Consolidated total                  $ 458,757         $ 487,908
                                               =========         =========




Earnings
      Social Expression Products               $  58,548         $  91,858
      Intersegment Items                         (13,050)          (11,571)
                                               ---------         ---------
           Total                                  45,498            80,287
      Non-reportable segments                      2,460             1,931
      Exchange rate adjustment - net                 (18)              228
      Unallocated items - net                    (30,992)          (29,169)
                                               ---------         ---------
           Consolidated total                  $  16,948         $  53,277
                                               =========         =========




Note H - New Accounting Standard
--------------------------------

The Corporation will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for the fiscal quarter beginning March 1, 2001, as required. Because of the Corporation's current minimal use of derivatives, the Corporation does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its earnings or financial position.

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales of $458.8 million for the quarter ended May 31, 1999 were down 6.0% or $29.2 million compared to the same period in the prior year, reflecting the impact of the Corporation's initiative to reduce retailer inventories in order to improve retail inventory productivity. Shipments of everyday and seasonal cards were reduced and as a result, unit sales of total greeting cards decreased approximately 5% for the quarter from the same period in the prior year. The full year impact of this initiative is to reduce inventories held by our retailers and to decrease the Corporation's net sales for the fiscal year ended February 29, 2000 by approximately $100 million from the prior year.

Material, labor and other production costs were 34.8% of net sales for the quarter, up from 32.7% in the prior year. Gross profit margins were unfavorably impacted due to the decrease in high margin card sales. Additionally, reduced production levels resulted in unfavorable manufacturing variances.

Selling, distribution and marketing expenses were 47.8% of net sales for the quarter, up from 44.0% in the prior year. This $4.4 million increase was due primarily to higher competitive costs as other selling, distribution and marketing expenses were lower compared to the prior year.

Administrative and general expenses were $54.6 million for the quarter, down from $58.2 million for the same period in the prior year. The decrease is due primarily to cost reductions associated with the Corporation's restructuring activities implemented in the third quarter of last fiscal year.

Interest expense increased slightly from the prior year by $0.6 million for the quarter due primarily to the issuance of $300 million of 30 year notes with a 6.1% coupon rate in July 1998, the proceeds of which reduced commercial paper and other short-term debt. Net interest expense, however, was favorable $0.4 million for the quarter compared to the prior year due to higher interest income as a result of higher cash balances and short-term investments.

Other expense (income) was $1.0 million of expense for the quarter compared to $4.7 million of income in the prior year due primarily to the gain on the sale of an equity investment last year.

The effective tax rate for the quarter was 36.0%, down from 36.5% in the prior year due to reduced subsidiary losses with no tax benefit.

Net income for the quarter decreased 67.9% to $10.8 million from $33.8 million last year while earnings per share decreased 66.0% to $0.16 from $0.47 last year.

RESTRUCTURING ACTIVITIES

During the third quarter of fiscal 1999, the Corporation recorded a restructure charge of $13.9 million ($8.3 million net of tax, or earnings per share of $0.12) which reflects management's efforts to optimize the Corporation's cost structure and to provide for operational streamlining initiatives. This restructure charge consisted of approximately $8.6 million of personnel-related charges associated with the termination of 228 employees; $4.6 million of exit costs associated with discontinuing the kiosk business; $0.4 million of costs associated with carrying vacated office space until lease expiration or sublease; and approximately $0.3 million of other restructure costs.

                                                           FY99 RESTRUCTURING SUMMARY
                                                             (Thousands of dollars)
                                                           --------------------------

                                  Termination              Kiosk                 Other
                                    Benefits            Exit Costs                Costs                  Total
                                    -------             ----------               -------               --------

Expense accrued                     $ 8,644               $ 4,618               $   663               $ 13,925

Cash expenditures                    (5,019)                                                            (5,019)
Non-cash charges                                           (3,362)                                      (3,362)
                                    -------               -------               -------               --------

Balance 2/28/99                       3,625                 1,256                   663                  5,544

Cash expenditures                    (2,535)                                       (104)                (2,639)
Non-cash charges                                             (566)                                        (566)
                                    -------               -------               -------               --------

Balance 5/31/99                     $ 1,090               $   690               $   559               $  2,339
                                    =======               =======               =======               ========

Approximately $3.2 million of the restructuring reserve was used for payment or charged against the restructure reserve during the three months ended May 31,1999. Included in accounts payable and accrued liabilities at May 31, 1999 is $2.3 million related to severance and other exit costs for those actions that are not yet completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

On June 23, 1999, the Corporation announced the first phase of its international restructuring efforts, designed to more fully integrate the Canadian and domestic operations. Effective March 1, 2000, all products sold in Canada will be manufactured and distributed through existing facilities in the United States. During the three months ending August 31, 1999, the Corporation will record a restructure charge of approximately $30 million relating to the costs of closing all Canadian manufacturing and distribution facilities and involuntary severance costs associated with the elimination of approximately 650 positions at those facilities.

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

The Corporation has prioritized its IT systems into three categories: critical, necessary or other. Failure of a "critical" system would result in a serious disruption of revenue and would critically impact competitive advantages. Failure of a "necessary" system would result in serious processing delays and a significant reduction in productivity. The Corporation believes its critical and necessary applications are Year 2000 compliant. The remainder of the Corporation's systems should be remediated by the end of the third quarter of calendar 1999. However, given the number of systems in the Year 2000 portfolio, slippage in the schedule could occur.

The Corporation's non-IT systems include embedded technology such as microcontrollers included in production equipment, environmental control equipment and timeclocks. These non-IT systems are continuing to be assessed, and plans continue to be updated. Remediation actions have begun.

The Corporation is also in the process of ensuring the continuity and stability of its normal business functions by identifying and assessing potential Year 2000 compliance risks associated with its external business relationships, including those with vendors, customers, financial institutions and employee benefit providers. This process has completed its assessment phase with potential risks identified and contingency plans are being developed. Contingency plans will be needed in the event any of the Corporation's critical business partners are not Year 2000 compliant when required. The Corporation does not currently anticipate such a situation and expects to complete the contingency planning phase during the third quarter of calendar 1999.

The Corporation's current estimate of total cost to achieve Year 2000 compliance in both its IT and non-IT systems is approximately $35 million for modifications to existing software, software replacement, computing hardware and embedded systems. Through May 31, 1999, $26 million has been cumulatively expended on Year 2000 compliance.

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

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for May 31, 1998 has been included.

Operations provided $36.3 million of cash for the first three months, an improvement of $29.6 million from the same period last year despite the $23.0 million decrease in net income. Contributing to this improvement was lower accounts receivable and reduced growth of inventories.

Accounts receivable decreased $56.6 million for the three months compared to a decrease of $25.1 million during the same period in the prior year, due to lower card product shipments and decreases in extended payment terms to customers. Net accounts receivable improved to 15.4% of the prior twelve months' sales at May 31, 1999, compared to 16.2% at May 31, 1998.

Amortization of deferred costs exceeded payments by $19.8 million for the three months reflecting lower payments under agreements with certain retailers than last year when payments net of amortization provided $3.3 million of cash.

Inventories, which continue to benefit from the Corporation's focus to reduce production lead times, used just $4.2 million for the three months compared to $22.7 million during the same period in the prior year. Inventories as a percent of the prior twelve months' material, labor, and other production costs decreased to 34% at May 31, 1999 from 37.5% at May 31, 1998.

Investing activities used $5.4 million in cash for the first three months this year. While $48.4 million was used in the same period last year, this included $53.0 million for the acquisition of two greeting card companies in the United Kingdom. Excluding the acquisitions, investing activities provided $4.6 million in the prior year quarter. This decrease of $10.0 million from the prior year, excluding acquisitions, reflects lower cash distributions received from the Corporation's investment in corporate owned life insurance this year and to proceeds from the sale of an equity investment last year.

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

Financing activities used $45.4 million for the three months compared to providing $37.5 million during the same period in the prior year. The current period use includes the purchase of 1.7 million shares of the Corporation's Class A common stock for $41.0 million at an average price of $24.00 per share. During the same period last year, 545,000 shares of stock had been purchased for $28.2 million.

Total debt less cash decreased from $381.7 million at May 31, 1998 to $360.9 million at May 31, 1999. Debt as a percentage of debt plus equity increased to 27.0% at May 31, 1999 from 24.0% at May 31, 1998 due to the impact of the share repurchase program. On a per-share basis, shareholders' equity increased from $18.92 per share at May 31, 1998 to $19.71 at May 31, 1999.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1999, the end of its preceding fiscal year, to May 31,1999, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31,1998, the end of the corresponding fiscal quarter last year, to May 31, 1999, except the changes discussed above and aside from normal seasonal fluctuations.

PROSPECTIVE INFORMATION

On February 24, 1999, the Corporation announced an initiative to further strengthen its position as the productivity leader in the greeting card industry. This initiative should result in more productive greeting card departments in retail outlets by lowering retailer inventories to support increased greeting card sales. The Corporation's investment in technology improvements allows for shorter production lead times and a more efficient retail distribution system. The Corporation's ability to more quickly offer fresher, more innovative cards to the marketplace is key to this strategy. Primarily as a result of this initiative, the Corporation believes Fiscal 2000 revenues will be reduced by approximately $100 million from the prior year level with full fiscal year 2000 earnings per share declining to approximately $2.00 to $2.10, excluding non-recurring items.

On June 1, 1999, the Corporation announced that its electronic marketing group, americangreetings.com, will be established as a separate subsidiary in order to aggressively grow and promote the electronic communication business. Also, on June 17, 1999, the Corporation announced that it plans to sell a minority interest in americangreetings.com in an initial public stock offering later this year. The Corporation will continue to hold a majority interest in the new company.

Management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation, except those mentioned above. However, the Corporation's future results could be negatively impacted by such factors as retail bankruptcies, a weak retail environment, loss of retail accounts to other suppliers or as a result of retail consolidation and competitive terms of sale offered to customers to expand or maintain business. Other risks, which are not all-inclusive, include costs associated with correcting the Year 2000 issues, unforeseen circumstances which may affect the Corporation's plans to reduce its cost structure, as well as economic conditions in the various markets served by the Corporation's operations. Please see the Corporation's Form 10-K for the year ended February 28, 1999 for other risks and uncertainties that may affect future results.

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




                                     AMERICAN GREETINGS CORPORATION

                                     By:    /s/ Patricia L. Ripple
                                            -----------------------------------
                                            Patricia L. Ripple
                                            Controller
                                            Chief Accounting Officer


July 14, 1999