Form 10-Q
period 1999-08-31
AMERICAN GREETINGS CORP
filed 1999-10-15
CIK 5133

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission file number 1-13859

                         AMERICAN GREETINGS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                       34-0065325
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One American Road, Cleveland, Ohio                         44144
----------------------------------------                ----------
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

Yes [X]   No [ ]

As of August 31, 1999, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                       Class A Common    59,854,969
                       Class B Common     4,662,502

                         AMERICAN GREETINGS CORPORATION
                                     INDEX


                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.............................................  1

         Item 2.  Management's Discussion and Analysis............................. 10


PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.............. 17

         Item 6.  Exhibits and Reports on Form 8-K................................. 18


SIGNATURES......................................................................... 18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                (Thousands of dollars except per share amounts)


                                                                 (Unaudited)
                                                               Six Months Ended
                                                                  August 31,
                                                      ---------------------------------
                                                          1999                 1998
                                                      ------------         ------------
Net sales                                             $    936,540         $    967,641

Costs and expenses:
    Material, labor and other production costs             348,586              330,206
    Selling, distribution and marketing                    454,031              440,916
    Administrative and general                             108,838              109,506
    Restructuring charge                                    32,747                   --
    Interest                                                15,110               13,918
    Other expense (income)                                   1,371               (1,524)
                                                      ------------         ------------
       Total costs and expenses                            960,683              893,022
                                                      ------------         ------------

Income (loss) before income taxes                          (24,143)              74,619
Income taxes                                                (8,692)              26,863
                                                      ------------         ------------

       Net income (loss)                              $    (15,451)        $     47,756
                                                      ============         ============

Earnings (loss) per share                             $      (0.23)        $       0.67
                                                      ============         ============

Earnings (loss) per share - assuming dilution         $      (0.23)        $       0.67
                                                      ============         ============

Dividends per share                                   $       0.20*        $       0.37
                                                      ============         ============

Average number of common shares outstanding             66,663,719           70,862,530

* Dividend of $0.19 per share paid June 10, 1999 was declared in February 1999.


                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                (Thousands of dollars except per share amounts)


                                                                 (Unaudited)
                                                              Three Months Ended
                                                                 August 31,
                                                      ---------------------------------
                                                          1999                 1998
                                                      ------------         ------------
Net sales                                             $    477,783         $    479,733

Costs and expenses:
    Material, labor and other production costs             188,821              170,487
    Selling, distribution and marketing                    234,709              226,032
    Administrative and general                              54,235               51,342
    Restructuring charge                                    32,747                   --
    Interest                                                 7,970                7,345
    Other expense                                              392                3,185
                                                      ------------         ------------
       Total costs and expenses                            518,874              458,391
                                                      ------------         ------------

Income (loss) before income taxes                          (41,091)              21,342
Income taxes                                               (14,793)               7,417
                                                      ------------         ------------

       Net income (loss)                              $    (26,298)        $     13,925
                                                      ============         ============

Earnings (loss) per share                             $      (0.39)        $       0.20
                                                      ============         ============

Earnings (loss) per share - assuming dilution         $      (0.39)        $       0.20
                                                      ============         ============

Dividends per share                                   $       0.20         $       0.19
                                                      ============         ============

Average number of common shares outstanding             65,648,721           70,524,337

                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)


                                                             (Unaudited)                             (Unaudited)
                                                           August 31, 1999      Feb. 28, 1999      August 31, 1998
                                                           ---------------      -------------      ---------------
ASSETS

Current assets
   Cash and equivalents                                      $   28,525          $  144,555          $   76,483
   Trade accounts receivable, less allowances
     of $87,377, $147,686 and $87,303, respectively
     (principally for sales returns)                            394,126             390,740             392,884
   Total inventories                                            289,519             251,289             336,664
   Deferred income taxes                                        143,550             133,092              98,844
   Prepaid expenses and other                                   247,849             226,142             221,524
                                                             ----------          ----------          ----------
              Total current assets                            1,103,569           1,145,818           1,126,399

Goodwill                                                        134,509             135,516             132,176
Other assets                                                    691,817             703,188             568,171

Property, plant and equipment - at cost                         973,577             958,623             943,453
Less accumulated depreciation                                   549,289             523,817             512,755
                                                             ----------          ----------          ----------
Property, plant and equipment - net                             424,288             434,806             430,698
                                                             ----------          ----------          ----------
                                                             $2,354,183          $2,419,328          $2,257,444
                                                             ==========          ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                                  $  144,904          $   17,777          $   27,312
   Accounts payable and accrued liabilities                     214,741             175,366             165,186
   Accrued compensation and benefits                             62,020              89,284              64,582
   Dividends payable                                             12,904              26,337              13,468
   Income taxes                                                   4,573              27,165              12,820
   Other current liabilities                                    111,280              81,745              59,444
                                                             ----------          ----------          ----------
              Total current liabilities                         550,422             417,674             342,812

Long-term debt                                                  439,490             463,246             457,506
Other liabilities                                               112,665             142,045              93,817
Deferred income taxes                                            52,214              49,752              37,498
Shareholders' equity                                          1,199,392           1,346,611           1,325,811
                                                             ----------          ----------          ----------
                                                             $2,354,183          $2,419,328          $2,257,444
                                                             ==========          ==========          ==========

                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)


                                                                                        (Unaudited)
                                                                                      Six Months Ended
                                                                                         August 31,
                                                                                ---------------------------
                                                                                   1999             1998
                                                                                ---------         ---------
OPERATING ACTIVITIES:
     Net income (loss)                                                          $ (15,451)        $  47,756
     Adjustments to reconcile to net cash
     provided (used) by operating activities:
         Restructuring charge                                                      32,747                --
         Depreciation                                                              32,129            33,741
         Deferred income taxes                                                    (11,182)           13,777
         Change in operating assets and liabilities,
             net of effects from acquisitions:
                 Increase in trade accounts receivable                             (3,069)          (11,973)
                 Increase in inventories                                          (37,208)          (70,825)
                 Increase in other current assets                                 (18,556)           (4,515)
                 Decrease in deferred cost - net                                   22,543            16,398
                 Decrease in accounts payable and
                     other liabilities                                            (36,397)          (19,386)
         Other - net                                                                7,008             3,027
                                                                                ---------         ---------
         Cash (Used) Provided by Operating Activities                             (27,436)            8,000

INVESTING ACTIVITIES:
     Business acquisitions                                                             --           (52,957)
     Property, plant & equipment additions                                        (22,597)          (21,381)
     Investment in corporate-owned life insurance                                   3,144             6,007
     Other - net                                                                  (17,652)           12,021
                                                                                ---------         ---------
         Cash Used by Investing Activities                                        (37,105)          (56,310)

FINANCING ACTIVITIES:
     Increase in long-term debt                                                    14,979           319,233
     Reduction of long-term debt                                                   (1,411)          (25,785)
     Increase (decrease) in short-term debt                                        89,641          (149,016)
     Sale of stock under benefit plans                                                989             9,676
     Purchase of treasury shares                                                 (130,054)          (50,616)
     Dividends to shareholders                                                    (25,633)          (26,322)
                                                                                ---------         ---------
         Cash (Used) Provided by Financing Activities                             (51,489)           77,170
                                                                                ---------         ---------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS                                      (116,030)           28,860

         Cash and Equivalents at Beginning of Year                                144,555            47,623
                                                                                ---------         ---------
         Cash and Equivalents at End of Period                                  $  28,525         $  76,483
                                                                                =========         =========

                See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Thousands of dollars)

Six Months Ended August 31, 1999 and 1998

Note A - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q. Although they are unaudited, the Corporation believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been made.

Note B - Special Charges

During the six months ended August 31, 1999, the Corporation recorded a restructuring charge of $32,747. The primary components of this charge were costs associated with the shutdown of the Corporation's Canadian manufacturing and distribution operations, including employee severance and benefit termination costs and the costs of closing down the facilities used for those operations.

In addition, the Corporation recorded a charge of $7,682 during the period to write down inventory in the Canadian operations. This amount is classified as material, labor and other production costs.

The total impact of the restructuring and inventory charges net of tax was $24,224, or $0.36 per share.

Note C - Seasonal Nature of Business

The Corporation's business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note D - Earnings (Loss) Per Share

The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share - assuming dilution:


                                                                    Six Months Ended
                                                                       August 31,
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------
    Numerator:
             Net income (loss), earnings per share
                  and earnings per share -
                  assuming dilution                             $(15,451)      $ 47,756
                                                                ========       ========

    Denominator (thousands):
             Weighted average shares outstanding                  66,664         70,863
             Effect of dilutive securities - stock options           112            943
                                                                --------       --------
             Adjusted weighted average shares
                  outstanding                                     66,776         71,806
                                                                ========       ========

Earnings (loss) per share                                       $  (0.23)      $   0.67
                                                                ========       ========

Earnings (loss) per share - assuming dilution                   $  (0.23)      $   0.67
                                                                ========       ========

Note E - Comprehensive Income (Loss)

The Corporation's total comprehensive income (loss) was as follows:


                                                            Six Months Ended
                                                               August 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------

Net income (loss)                                       $(15,451)      $ 47,756

Other comprehensive income (loss)
  Foreign currency translation adjustments                 2,634         (5,331)
  Unrealized gain on available-for-sale securities         7,163          5,431
                                                        --------       --------
    Other comprehensive income                             9,797            100
                                                        --------       --------

Total comprehensive income (loss)                       $ (5,654)      $ 47,856
                                                        ========       ========

Note F - Business Segment Information

                                                     Three Months Ended
                                                         August 31,
                                                 -------------------------
                                                    1999            1998
                                                 ---------       ---------
Net Sales
             Social Expressions Products         $ 403,916       $ 414,703
             Intersegment items                    (21,812)        (21,391)
                                                 ---------       ---------
                  Total                            382,104         393,312
             Non-reportable segments                94,234          85,116
             Exchange rate adjustment - net          1,445           1,305
                                                 ---------       ---------
                  Consolidated total             $ 477,783       $ 479,733
                                                 =========       =========

Earnings
             Social Expressions Products         $  49,676       $  69,843
             Intersegment items                    (15,115)        (14,402)
                                                 ---------       ---------
                  Total                             34,561          55,441
             Non-reportable segments                (5,814)         (2,196)
             Restructuring charge                  (32,747)             --
             Exchange rate adjustment - net           (860)           (121)
             Unallocated items - net               (36,231)        (31,782)
                                                 ---------       ---------
                  Consolidated total             $ (41,091)      $  21,342
                                                 =========       =========

                                                      Six Months Ended
                                                         August 31,
                                                 -------------------------
                                                    1999            1998
                                                 ---------       ---------

Net Sales
             Social Expressions Products         $ 791,008       $ 827,974
             Intersegment items                    (39,761)        (37,241)
                                                 ---------       ---------
                  Total                            751,247         790,733
             Non-reportable segments               182,477         171,653
             Exchange rate adjustment - net          2,816           5,255
                                                 ---------       ---------
                  Consolidated total             $ 936,540       $ 967,641
                                                 =========       =========

Earnings
             Social Expressions Products         $ 108,224       $ 161,701
             Intersegment items                    (28,165)        (25,973)
                                                 ---------       ---------
                  Total                             80,059         135,728
             Non-reportable segments                (3,354)           (265)
             Restructuring charge                  (32,747)             --
             Exchange rate adjustment - net           (878)            107
             Unallocated items - net               (67,223)        (60,951)
                                                 ---------       ---------
                  Consolidated total             $ (24,143)      $  74,619
                                                 =========       =========

Note G - New Accounting Standards

The Corporation will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for the fiscal quarter beginning March 1, 2001, as required. Because of the Corporation's current minimal use of derivatives, the Corporation does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its earnings or financial position.

Note H - Inventories


                                            August 31, 1999   February 28, 1999   August 31, 1998
                                            ---------------   -----------------   ---------------
Raw materials                                   $ 38,259          $ 37,745            $ 39,040
Work in process                                   29,833            25,523              38,321
Finished products                                271,363           229,220             308,736
                                                --------          --------            --------
                                                 339,455           292,488             386,097
Less LIFO reserve                                 92,400            89,207              91,370
                                                --------          --------            --------
                                                 247,055           203,281             294,727
Display materials and factory supplies            42,464            48,008              41,937
                                                --------          --------            --------
Inventories                                     $289,519          $251,289            $336,664
                                                ========          ========            ========

Note I - Deferred Costs

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

As of August 31, 1999, February 28, 1999 and August 31, 1998 deferred costs and future payment commitments are included in the following financial statement captions:


                                    August 31, 1999        February 28, 1999       August 31, 1998
                                    ---------------        -----------------       ---------------
Prepaid expenses and other             $ 195,734              $ 192,619              $ 186,850
Other assets                             560,031                595,136                451,240
Other current liabilities               (104,993)               (81,745)               (59,444)
Other liabilities                        (81,369)              (113,799)               (67,093)
                                       ---------              ---------              ---------
                                       $ 569,403              $ 592,211              $ 511,553
                                       =========              =========              =========

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net sales of $477.8 million for the second quarter and $936.5 million for the six months ended August 31,1999 were down 0.4% and 3.2%, respectively, compared to the same periods in the prior year. The decreases were primarily due to reduced shipments of everyday cards reflecting the Corporation's continuing initiatives to improve productivity of retailers' inventories. The reduced everyday shipments were partially offset by increased sales of seasonal promotional boxed cards and gift wrap, and strong sales in the UK market.

Material, labor and other production costs were 39.5% and 37.2% of net sales for the quarter and six months, respectively. In the second quarter, the Corporation recorded a $7.7 million inventory write-down relating to the integration of the Canadian and domestic operations. See Restructuring Activities and Special Charges below for further discussion. Excluding this charge, material, labor and other production costs were 37.9% and 36.4% of net sales for the quarter and six months, respectively, a significant increase from 35.5% and 34.1% from the same periods in the prior year. Gross profit margins were unfavorably impacted due to lower sales of high margin everyday cards and to reduced production levels which resulted in unfavorable manufacturing variances.

Selling, distribution and marketing expenses were 49.1% of net sales for the quarter, up from 47.1% in the prior year. For the six months ended August 31, 1999, selling, distribution and marketing expenses were 48.5% of net sales, up from 45.6%. The increase in both periods was primarily due to selling expenses associated with store remodelings due to retailer consolidations and to additional costs relating to the electronic marketing unit.

Administrative and general expenses were $54.2 million for the quarter, up from $51.3 million for the same period in the prior year. For the six months, administrative and general expenses were $108.8 million, down slightly from the $109.5 million in the prior year. Both periods were unfavorably impacted by additional costs associated with the electronic marketing unit; however, the six month period reflected lower employee profit sharing expense.

Interest expense increased slightly from the prior year by $0.6 million for the quarter and by $1.2 million for the six months. These increases were primarily due to the issuance of $300 million of 30 year notes with a 6.1% coupon rate in July 1998, the proceeds of which reduced commercial paper and other short-term debt.

Other expense (income) was $0.4 million of expense for the quarter compared to $3.2 million of expense in the prior year due primarily to increased royalty income and to lower foreign exchange losses. For the six month period, other expense (income) was $1.4 million of expense compared to $1.5 million of income in the prior year due primarily to the gain on the sale of an equity investment last year.

The effective tax rate for the six months was 36.0%, flat with the effective tax rate in the prior year.

The net loss of $26.3 million for the quarter reflected both the special charges for Canadian consolidation and increased expenses in the Corporation's electronic marketing unit. Excluding these two items, net income for the quarter decreased to $0.7 million from $13.9 million last year while earnings per share decreased to $0.01 from $0.20 last year. For the first six months, excluding special charges and the net loss incurred by the company's electronic marketing unit, net income decreased to $11.4 million compared to $47.8 million last year for the same period while earnings per share decreased to $0.17 from $0.67 last year.

RESTRUCTURING ACTIVITIES AND SPECIAL CHARGES

Fiscal 2000
In connection with the Corporation's initiative to streamline its international operations, the Corporation recorded a $40.4 million ($24.2 million net of tax, or earnings per share of $0.36) special charge during the second quarter of Fiscal 2000 relating primarily to the consolidation of the Canadian manufacturing and distribution in the United States. Included in this special charge is a $32.7 million restructure charge primarily for exit costs associated with the closure of certain Canadian facilities and to a lesser extent, costs to exit certain minor United Kingdom businesses. The remaining $7.7 million of the special charge was recorded in material, labor, and other production costs for the write-down of Canadian inventory to net realizable value.

The restructure charge of $32.7 million includes $25.8 million of severance, pension and personnel related items, $4.6 million of facility shut-down costs, $1.5 million of lease exit costs and $0.8 million related to other restructure costs. Approximately 520 hourly and 189 salaried Canadian employees will be terminated as a result of the Corporation's realignment of its manufacturing and distribution operations. All activities associated with the Canadian restructuring are expected to be completed by the end of August 2000 and the Corporation anticipates annual aggregate cost savings to be approximately $12 million.

Fiscal 1999
During the third quarter of fiscal 1999, the Corporation recorded a restructure charge of $13.9 million ($8.3 million net of tax, or earnings per share of $0.12) which reflected management's efforts to optimize the Corporation's cost structure and to provide for operational streamlining initiatives. This restructure charge consisted of approximately $8.6 million of personnel-related charges associated with the termination of 228 employees; $4.6 million of exit costs associated with discontinuing the kiosk business; $0.4 million of costs associated with carrying vacated office space until lease expiration or sublease; and approximately $0.3 million of other restructure costs.

                           FY99 RESTRUCTURING SUMMARY
                             (Thousands of dollars)


                       Termination         Kiosk          Other
                         Benefits       Exit Costs        Costs           Total
                       -----------      ----------       -------         -------
Expense accrued          $ 8,644         $ 4,618         $   663         $13,925

Cash expenditures         (5,019)                                         (5,019)
Non-cash charges                          (3,362)                         (3,362)
                         -------         -------         -------         -------

Balance 2/28/99            3,625           1,256         $   663           5,544

Cash expenditures         (3,452)                           (150)         (3,602)
Non-cash charges                            (612)                           (612)
                         -------         -------         -------         -------

Balance 8/31/99          $   173         $   644         $   513         $ 1,330
                         =======         =======         =======         =======

Approximately $1.0 million of cash expenditures for payment of termination benefits was charged against the restructuring reserve during the three months ended August 31, 1999. Included in accounts payable and accrued liabilities at August 31, 1999 is $1.3 million related to severance and other exit costs for those actions that are not yet completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

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

The Corporation has prioritized its IT systems into three categories: critical, necessary or other. Failure of a "critical" system would result in a serious disruption of revenue and would critically impact competitive advantages. Failure of a "necessary" system would result in serious processing delays and a significant reduction in productivity. The Corporation believes all of its IT systems are Year 2000 compliant with the exception of a very minor corporate supported application. This remaining system is classified as "other" and is currently being repaired. The failure of this system would pose no material impact to the Corporation.

The Corporation's non-IT systems include embedded technology such as microcontrollers included in production equipment, environmental control equipment and timeclocks. These non-IT systems have been assessed. Remediation actions are underway and risk mitigation strategies are being developed.

The Corporation is also in the process of ensuring the continuity and stability of its normal business functions by identifying and assessing potential Year 2000 compliance risks associated with its external business relationships, including those with vendors, customers, financial institutions and employee benefit providers. This process has completed its assessment phase with potential risks identified and contingency plans are being developed. Contingency plans will be needed in the event any of the Corporation's critical business partners are not Year 2000 compliant when required. The Corporation does not currently anticipate such a situation and now expects to complete the contingency planning phase in October.

The Corporation's current estimate of total cost to achieve Year 2000 compliance in both its IT and non-IT systems is approximately $35 million for modifications to existing software, software replacement, computing hardware and embedded systems. Through August 31, 1999, $31 million has been cumulatively expended on Year 2000 compliance.

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

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for August 31, 1998 has been included.

Operations used $27.4 million of cash for the first six months, an increase of $35.4 million from the same period last year due primarily to lower earnings from operations excluding the restructure charge which was a non-cash expense. Partially offsetting the reduction in net income were lower increases of accounts receivable and reduced growth of inventories.

Accounts receivable increased $3.1 million from February 28, 1999, compared to an increase of $12.0 million during the same period in the prior year, due primarily to lower everyday card product shipments. Net accounts receivable increased to 18.1% of the prior twelve months' sales at August 31, 1999 compared to 17.5% at August 31, 1998.

Inventories used $37.2 million of cash for the first six months compared to $70.8 million during the same period in the prior year. This significant improvement in inventory is the result of the Corporation's focus to reduce production lead times and also reflects the $7.7 million Canadian inventory write-down mentioned previously. Inventories as a percent of the prior twelve months' material, labor, and other production costs decreased to 37.3% at August 31, 1999 from 43.4% at August 31, 1998.

Amortization of deferred costs exceeded payments by $22.5 million for the first six months compared to $16.4 million during the same period in the prior year. This reflects lower payments under agreements with certain retailers.

 Investing activities used $37.1 million in cash for the first six months this year. While $56.3 million was used in the same period last year, this included $53.0 million for the acquisition of two greeting card companies in the United Kingdom. Excluding the acquisitions, investing activities used $3.4 million in the prior year for the same period. This adjusted increase of $33.7 million from the prior year, excluding acquisitions, reflected a supply agreement loan to a customer, lower cash distributions received from the Corporation's investment in corporate owned life insurance and proceeds from the sale of an equity investment last year.

Financing activities used $51.5 million for the six months compared to providing $77.2 million during the same period in the prior year. The current period use includes the purchase of 4.6 million shares of the Corporation's Class A common stock for $130.1 million at an average price of $28.25 per share. During the same period last year, 1.0 million shares of stock had been purchased for $47.7 million.

As a result of lower cash flow, total debt less cash increased from $408.3 million at August 31, 1998 to $555.9 million at August 31, 1999. Debt as a percentage of debt plus equity increased to 32.8% at August 31, 1999 from 26.8% at August 31, 1998. On a per-share basis, shareholders' equity decreased from $18.71 per share at August 31, 1998 to $18.59 at August 31, 1999.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1999, the end of its preceding fiscal year, to August 31,1999, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31,1998, the end of the corresponding fiscal quarter last year, to August 31, 1999, except the changes discussed above and aside from normal seasonal fluctuations.

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

                          PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Shareholders of the Corporation was held on June 25, 1999.

        (b) The following individuals were elected to Class I of the Corporation's Board of Directors with term expiring in 2002:
              Stephen R. Hardis, James C. Spira, and Morry Weiss.

              The following individuals are continuing directors with term expiring in 2000 (Class II): Albert B. Ratner, Harry H. Stone and Edward Fruchtenbaum.

              The following individuals are continuing directors with term expiring in 2001 (Class III): Scott S. Cowen, Irving I. Stone and Harriet Mouchly-Weiss.

        (c)   The vote total was as follows for the election of directors
              (Class I):

              Nominee                        Votes For           Votes Withheld
              -------                       ----------           --------------
              Stephen R. Hardis             95,711,133             1,796,863
              James C. Spira                95,708,236             1,799,760
              Morry Weiss                   96,553,541               954,455

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




                                        AMERICAN GREETINGS CORPORATION

                                        By: /s/ Patricia L. Ripple
                                        ------------------------------
                                            Patricia L. Ripple
                                            Controller
                                            Chief Accounting Officer

October 15, 1999