Form 10-Q
period 1999-11-30
AMERICAN GREETINGS CORP
filed 2000-01-14
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    X      EXCHANGE ACT OF 1934

For the quarterly period ended               November 30, 1999
                              --------------------------------------------------

                                       OR
                                       --

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES __________ EXCHANGE ACT OF 1934

For the transition period from________________________ to_______________________

                         Commission file number 1-13859
                                               ---------

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

Yes   X       No
   ------       ------

As of November 30, 1999, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                                 Class A Common    59,858,448
                                 Class B Common     4,662,453

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.  Financial Statements.........................................1

     Item 2.  Management's Discussion and Analysis........................10


PART II - OTHER INFORMATION
---------------------------
     Item 6.  Exhibits and Reports on Form 8-K............................17


SIGNATURES................................................................17
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
        --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)


                                                         (Unaudited)
                                                       Nine Months Ended
                                                         November 30,
                                                 -----------------------------
                                                     1999             1998
                                                 ------------     ------------

Net sales                                        $  1,559,896     $  1,606,004

Costs and expenses:
    Material, labor and other production costs        599,359          556,537
    Selling, distribution and marketing               676,185          660,855
    Administrative and general                        164,943          165,662
    Restructuring charge                               32,747           13,925
    Interest                                           26,544           20,651
    Other expense (income)                                 70           (2,747)
                                                 ------------     ------------
       Total costs and expenses                     1,499,848        1,414,883
                                                 ------------     ------------

Income before income taxes                             60,048          191,121
Income taxes                                           21,617           68,804
                                                 ------------     ------------

       Net income                                $     38,431     $    122,317
                                                 ============     ============

Earnings per share                               $       0.58     $       1.73
                                                 ============     ============

Earnings per share - assuming dilution           $       0.58     $       1.71
                                                 ============     ============

Dividends per share                              $       0.40*    $       0.56
                                                 ============     ============


Average number of common shares outstanding        65,948,991       70,625,300

*   Dividend of $0.19 per share paid June 10, 1999 was declared in February
    1999.

                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)


                                                          (Unaudited)
                                                       Three Months Ended
                                                          November 30,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------

Net sales                                        $    623,356      $    638,363

Costs and expenses:
    Material, labor and other production costs        250,773           226,331
    Selling, distribution and marketing               222,154           219,939
    Administrative and general                         56,105            56,156
    Restructuring charge                                   --            13,925
    Interest                                           11,434             6,733
    Other expense (income)                             (1,301)           (1,223)
                                                 ------------      ------------
       Total costs and expenses                       539,165           521,861
                                                 ------------      ------------

Income before income taxes                             84,191           116,502
Income taxes                                           30,309            41,941
                                                 ------------      ------------

       Net income                                $     53,882      $     74,561
                                                 ============      ============

Earnings per share                               $       0.81      $       1.06
                                                 ============      ============

Earnings per share - assuming dilution           $       0.81      $       1.04
                                                 ============      ============

Dividends per share                              $       0.20      $       0.19
                                                 ============      ============


Average number of common shares outstanding        64,519,534        70,150,852


                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                          (Unaudited)                   (Unaudited)
                                                         Nov 30, 1999   Feb. 28, 1999  Nov. 30, 1998
                                                         ------------   -------------  -------------
ASSETS

Current assets
   Cash and equivalents                                   $   31,103     $  144,555     $   38,318
   Trade accounts receivable, less allowances
     of $138,974, $147,686 and $150,106, respectively
     (principally for sales returns)                         594,639        390,740        555,343
   Total inventories                                         255,107        251,289        301,085
   Deferred income taxes                                     153,446        133,092        120,254
   Prepaid expenses and other                                244,317        226,142        214,222
                                                          ----------     ----------     ----------
              Total current assets                         1,278,612      1,145,818      1,229,222

Goodwill                                                     146,775        135,516        136,064
Other assets                                                 694,349        703,188        675,847

Property, plant and equipment - at cost                    1,013,189        958,623        954,771
Less accumulated depreciation                                565,881        523,817        527,619
                                                          ----------     ----------     ----------
Property, plant and equipment - net                          447,308        434,806        427,152
                                                          ----------     ----------     ----------
                                                          $2,567,044     $2,419,328     $2,468,285
                                                          ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                               $  289,252     $   17,777     $   67,838
   Accounts payable and accrued liabilities                  211,912        175,366        176,913
   Accrued compensation and benefits                          72,976         89,284         75,043
   Dividends payable                                          12,904         26,337         13,285
   Income taxes                                               38,646         27,165         55,207
   Other current liabilities                                 103,833         81,745         83,055
                                                          ----------     ----------     ----------
              Total current liabilities                      729,523        417,674        471,341

Long-term debt                                               446,135        463,246        482,578
Other liabilities                                             97,561        142,045        122,362
Deferred income taxes                                         51,976         49,752         37,656
Shareholders' equity                                       1,241,849      1,346,611      1,354,348
                                                          ----------     ----------     ----------
                                                          $2,567,044     $2,419,328     $2,468,285
                                                          ==========     ==========     ==========



                 See notes to consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)


                                                                                   (Unaudited)
                                                                                Nine Months Ended
                                                                                   November 30,
                                                                              ------------------------
                                                                                1999           1998
                                                                              ---------      ---------

OPERATING ACTIVITIES:
     Net income                                                               $  38,431      $ 122,317
     Adjustments to reconcile to net cash
     used by operating activities:
         Restructuring charge                                                    30,584         12,479
         Depreciation                                                            48,298         50,247
         Deferred income taxes                                                  (21,183)        (7,924)
         Change in operating assets and liabilities, net of effects from acquisitions:
                 Increase in trade accounts receivable                         (198,875)      (174,045)
                 Decrease (increase) in inventories                               6,361        (32,294)
                 (Increase) decrease in other current assets                    (17,403)           948
                 Decrease (increase) in deferred cost - net                      25,824        (50,511)
                 (Decrease) increase in accounts payable and
                     other liabilities                                           (3,888)        31,752
         Other - net                                                              9,711          3,873
                                                                              ---------      ---------
         Cash Used by Operating Activities                                      (82,140)       (43,158)

INVESTING ACTIVITIES:
     Business acquisitions                                                      (65,947)       (52,957)
     Property, plant & equipment additions                                      (29,454)       (33,652)
     Investment in corporate-owned life insurance                                 4,773         22,067
     Other - net                                                                (21,136)        14,066
                                                                              ---------      ---------
         Cash Used by Investing Activities                                     (111,764)       (50,476)

FINANCING ACTIVITIES:
     Increase in long-term debt                                                  14,658        342,703
     Reduction of long-term debt                                                   (431)       (19,940)
     Increase (decrease) in short-term debt                                     233,745       (120,456)
     Sale of stock under benefit plans                                            1,108         15,681
     Purchase of treasury shares                                               (130,091)       (94,059)
     Dividends to shareholders                                                  (38,537)       (39,600)
                                                                              ---------      ---------
         Cash Provided by Financing Activities                                   80,452         84,329
                                                                              ---------      ---------
DECREASE IN CASH AND EQUIVALENTS                                               (113,452)        (9,305)

         Cash and Equivalents at Beginning of Year                              144,555         47,623
                                                                              ---------      ---------
         Cash and Equivalents at End of Period                                $  31,103      $  38,318
                                                                              =========      =========


                 See notes to consolidated financial statements

                         AMERICAN GREETINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Thousands of dollars)


Nine Months Ended November 30, 1999 and 1998

Note A - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q. Although they are unaudited, the Corporation believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been made.

Note B - Restructuring Activities and Special Charges
-----------------------------------------------------

During the second quarter ended August 31, 1999, the Corporation recorded a restructuring charge of $32,747. The primary components of this charge were costs associated with the shutdown of the Corporation's Canadian manufacturing and distribution operations, including employee severance and benefit termination costs and the costs of closing down the facilities used for those operations. In addition, the Corporation recorded a charge of $7,682 during the period to write down inventory in the Canadian operations. This amount is classified as material, labor and other production costs. The total impact of the restructuring and inventory charges net of tax was $24,224, or $0.36 per share.

During the third quarter ended November 30, 1998, the Corporation recorded a restructuring charge of $13,925 ($8,342 net of tax, or earnings per share of $0.12). The primary components of this charge were employee severance and termination benefit costs associated with a headcount reduction of approximately 300 management, salaried and clerical positions. The balance of the charge was comprised of costs associated with exiting the Corporation's kiosk business and lease exit costs due to the closure of certain sales offices.

Note C - Seasonal Nature of Business
------------------------------------

The Corporation's business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note D - Earnings Per Share
---------------------------

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:


                                                                 Nine Months Ended
                                                                    November 30,
                                                               ---------------------
                                                                 1999         1998
                                                               --------     --------
    Numerator:
             Net income, earnings per share
                  and earnings per share -
                  assuming dilution                            $ 38,431     $122,317
                                                               ========     ========

    Denominator (thousands):
             Weighted average shares outstanding                 65,949       70,625
             Effect of dilutive securities - stock options           67          831
                                                               --------     --------
             Adjusted weighted average shares
                  outstanding                                    66,016       71,456
                                                               ========     ========

Earnings per share                                             $   0.58     $   1.73
                                                               ========     ========

Earnings per share - assuming dilution                         $   0.58     $   1.71
                                                               ========     ========


Note E - Comprehensive Income
-----------------------------


The Corporation's total comprehensive income was as follows:


                                                        Three Months Ended
                                                           November 30,
                                                     -----------------------
                                                        1999         1998
                                                     ---------     ---------

Net income                                           $  53,882     $  74,561

Other comprehensive income
  Foreign currency translation adjustments               1,111         4,014
  Unrealized gain on available-for-sale securities         287           678
                                                     ---------     ---------
    Other comprehensive income                           1,398         4,692
                                                     ---------     ---------

Total comprehensive income                           $  55,280     $  79,253
                                                     =========     =========



                                                        Nine Months Ended
                                                          November 30,
                                                     -----------------------
                                                        1999         1998
                                                     ---------     ---------

Net income                                           $  38,431     $ 122,317

Other comprehensive (loss) income
  Foreign currency translation adjustments               3,745        (1,317)
  Unrealized gain on available-for-sale securities       7,450         6,109
                                                     ---------     ---------
    Other comprehensive income                          11,195         4,792
                                                     ---------     ---------

Total comprehensive income                           $  49,626     $ 127,109
                                                     =========     =========

Note F - Business Segment Information
-------------------------------------



                                                       Three Months Ended
                                                           November 30,
                                                  ----------------------------
                                                      1999             1998
                                                  -----------      -----------

Net Sales
               Social Expressions Products        $   467,002      $   512,366
               Intersegment items                     (25,869)         (23,032)
                                                  -----------      -----------
                    Total                             441,133          489,334
               Non-reportable segments                179,769          147,201
               Exchange rate adjustment-net             2,454            1,828
                                                  -----------      -----------
                    Consolidated total            $   623,356      $   638,363
                                                  ===========      ===========


Earnings
               Social Expressions Products        $   117,937      $   161,979
               Intersegment items                     (17,136)         (15,921)
                                                  -----------      -----------
                    Total                             100,801          146,058
               Non-reportable segments                 14,233           18,447
               Restructuring charge                        --          (13,925)
               Exchange rate adjustment - net             128              494
               Unallocated items - net                (30,971)         (34,572)
                                                  -----------      -----------
                    Consolidated total            $    84,191      $   116,502
                                                  ===========      ===========


                                                        Nine Months Ended
                                                           November 30,
                                                  ----------------------------
                                                      1999             1998
                                                  -----------      -----------

Net Sales
               Social Expressions Products        $ 1,258,010      $ 1,340,340
               Intersegment items                     (65,630)         (60,273)
                                                  -----------      -----------
                    Total                           1,192,380        1,280,067
               Non-reportable segments                362,246          318,854
               Exchange rate adjustment-net             5,270            7,083
                                                  -----------      -----------
                    Consolidated total            $ 1,559,896      $ 1,606,004
                                                  ===========      ===========


Earnings
               Social Expressions Products        $   226,151      $   323,680
               Intersegment items                     (45,301)         (41,894)
                                                  -----------      -----------
                    Total                             180,850          281,786
               Non-reportable segments                 10,879           18,182
               Restructuring charge                   (32,747)         (13,925)
               Exchange rate adjustment - net            (740)             601
               Unallocated items - net                (98,194)         (95,523)
                                                  -----------      -----------
                    Consolidated total            $    60,048      $   191,121
                                                  ===========      ===========

Note G - New Accounting Standards
---------------------------------

The Corporation will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for the fiscal quarter beginning March 1, 2001, as required. Because of the Corporation's current minimal use of derivatives, the Corporation does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its earnings or financial position.


Note H - Inventories
--------------------

                                          November 30, February 28,  November
                                             1999         1999       30, 1999
                                           --------     --------     --------
Raw materials                              $ 37,621     $ 37,745     $ 37,773
Work in process                              23,591       25,523       27,203
Finished products                           244,787      229,220      280,449
                                           --------     --------     --------
                                            305,999      292,488      345,425
Less LIFO reserve                            93,064       89,207       91,260
                                           --------     --------     --------
                                            212,935      203,281      254,165
Display materials and factory supplies       42,172       48,008       46,920
                                           --------     --------     --------
Inventories                                $255,107     $251,289     $301,085
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

As of November 30, 1999, February 28, 1999 and November 30, 1998 deferred costs and future payment commitments are included in the following financial statement captions:

                              November 30,   February 28,     November
                                  1999           1999         30, 1999
                               ---------      ---------      ---------
Prepaid expenses and other     $ 193,997      $ 192,619      $ 184,814
Other assets                     536,052        595,136        568,532
Other current liabilities        (97,159)       (81,745)       (83,055)
Other liabilities                (66,128)      (113,799)       (92,083)
                               ---------      ---------      ---------
                               $ 566,762      $ 592,211      $ 578,208
                               =========      =========      =========

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

BUSINESS DEVELOPMENTS

On June 1, 1999, the Corporation announced that its electronic marketing group, AmericanGreetings.com, will be established as a separate subsidiary in order to aggressively grow and promote the electronic communication business. The Corporation plans to sell a minority interest in AmericanGreetings.com in an initial public stock offering later this calendar year. The Corporation will continue to hold a majority interest in the new company.

During September, 1999, the Corporation acquired Contempo Colours Inc., a Michigan-based party goods company. This acquisition expands the Corporation's party product offering, provides greater distribution to key retailers and includes a major manufacturing and distribution facility. Contempo will become part of DesignWare, the party goods unit of American Greetings. It is not expected to have a material impact on either the Corporation's results of operations or liquidity and capital resources.

On November 3, 1999, the Corporation announced a $10.25 tender offer for all outstanding shares of Gibson Greetings Inc. common stock in a cash transaction estimated at $162 million. Gibson Greetings Inc. is the No. 3 greeting card company in the industry and will provide growth opportunities to the Corporation's U.S. and international greeting card businesses and its electronic marketing unit. While the respective boards of directors have approved the transaction, it is being reviewed by the Department of Justice, which must grant its approval before the transaction can be completed.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2000 decreased 2.4% to $623.4 million from the same period in fiscal 1999. Net sales for the first nine months of fiscal 2000 decreased 2.9% to $1,560 million from the same period last year. The decreases in net sales were primarily due to reduced shipments of everyday cards reflecting the Corporation's initiative to improve productivity of retailers' inventories. That initiative will be completed during the fourth quarter of fiscal 2000. As a result unit sales of total greeting cards decreased approximately 5% for the quarter and 3% year-to-date from the same periods in the prior year. The reduction in domestic everyday shipments was partially offset by increased sales of seasonal promotional boxed cards and gift wrap, party products, candles and strong sales in the UK market.

Material, labor and other production costs were 40.2% of net sales for the quarter a significant increase from 35.5% in the prior year. For the nine months ended November 30, 1999, material, labor and other production costs were 38.4% however, in the second quarter, the Corporation recorded a $7.7 million inventory write-down relating to the integration of the Canadian and domestic operations. See Restructuring Activities and Special Charges below for further discussion. Excluding this charge, material, labor and other production costs were 37.9% of net sales for the nine months, a significant increase from 34.7% from the same period in the prior year. For both the quarter and year-to-date, gross profit margins were unfavorably impacted due to increased sales of lower profit margin products and to reduced production levels which resulted in unfavorable manufacturing variances.

Selling, distribution and marketing expenses were 35.6% and 43.3% of net sales for the quarter and nine months, respectively, an increase from 34.5% and 41.1% from the same periods in the prior year. The increase in both periods was primarily due to additional costs relating to the electronic marketing unit which increased selling costs by $9.6 million and $16.8 million for the quarter and year-to-date, respectively.

Administrative and general expenses were $56.1 million for the quarter, flat to the same period in the prior year. For the nine months, administrative and general expenses were $164.9 million, down slightly from the $165.7 million in the prior year. Both periods reflected lower employee profit sharing expense offset by additional costs associated with the electronic marketing unit.

Interest expense increased from the prior year by $4.7 million for the quarter and by $5.9 million for the nine months. These increases were primarily due to higher borrowing to fund the Corporation's common stock repurchase program and to payments associated with the Contempo Colours Inc. and Gibson acquisitions.

Other expense (income) was $1.3 million of income for the quarter, comparable to the $1.2 million of income in the prior year. For the nine month period, other expense (income) was $0.1 million of expense compared to $2.7 million of income in the prior year due primarily to the gain on the sale of an equity investment last year.

The effective tax rate for the nine months was 36.0%, flat with the effective tax rate in the prior year.

The net income of $53.9 million for the quarter reflects a net loss associated with the Corporation's electronic marketing unit. Excluding this loss, adjusted net income for the quarter was $60.2 million or $.90 per share compared to $1.18 last year. For the first nine months, excluding special charges and the net loss incurred by the Corporation's electronic marketing unit, net income decreased to $72.3 million or $1.09 per share. In the first nine months of last year, net income excluding the impact of the restructure charge, was $130.7 million or $1.85 per share.


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

The restructure charge of $32.7 million includes $25.8 million of severance, pension and personnel related items, $4.6 million of facility shut-down costs, $1.5 million of lease exit costs and $0.8 million related to other restructure costs. Approximately 520 hourly and 189 salaried Canadian employees will be terminated as a result of the Corporation's realignment of its manufacturing and distribution operations. As of November 30, 1999, 33 hourly and 99 salaried employees have left the company. All activities associated with the Canadian restructuring are expected to be completed by the end of August 2000 and the Corporation anticipates annual aggregate cost savings to be approximately $12 million.


                           FY 00 RESTRUCTURING SUMMARY
                             (Thousands of dollars)


                                    Facility
                      Termination   shut-down     Lease Exit    Other
                      Benefits      Costs         Costs         Costs         Total
                      -----------   --------      --------      --------      --------

Expense accrued       $ 25,820      $  4,634      $  1,454      $    839      $ 32,747

Cash expenditures       (1,063)          (20)         (860)                     (1,943)
Non-cash charges                                      (220)                       (220)
                      -----------   --------      --------      --------      --------

Balance 11/30/99      $ 24,757      $  4,614      $    374      $    839      $ 30,584
                      ===========  =========      ========      ========      ========


Approximately $2.2 million was charged against the restructuring reserve during the three months ended November 30, 1999. Included in accounts payable and accrued liabilities at November 30, 1999 is $30.6 million related to employee severance costs and other exit costs for those actions that are not yet completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

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

                           FY99 RESTRUCTURING SUMMARY

                             (Thousands of dollars)

                       Termination  Kiosk        Other
                       Benefits     Exit Costs   Costs        Total
                       -----------  ----------   -------      -------

Expense accrued        $ 8,644      $ 4,618      $   663      $13,925

Cash expenditures       (5,019)                                (5,019)
Non-cash charges                     (3,362)                   (3,362)
                       -----------  ----------   -------      -------

Balance 2/28/99          3,625        1,256          663        5,544

Cash expenditures       (3,537)                     (261)      (3,798)
Non-cash charges                       (658)        (177)        (835)
Change in estimate         162                      (162)
                       -----------  ----------   -------      -------

Balance 11/30/99       $   250      $   598      $    63      $   911
                       ===========  ==========   =======      =======


Approximately $.2 million of cash expenditures and $.2 million of non-cash charges were recorded against the restructuring reserve during the three months ended November 30, 1999. Approximately $.2 million of the restructure reserve was reclassed from Other Costs to Termination Benefits due to changes in estimates. Included in accounts payable and accrued liabilities at November 30, 1999 is $.9 million related to severance and other exit costs for those actions that are not yet completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

Year 2000

The Year 2000 issue is the result of information technology ("IT") system programs being written using two digits rather than four digits to define the application year. Any of the Corporation's IT systems that have date-sensitive software may be unable to interpret appropriately the calendar Year 2000 and thus could cause the disruption of normal business activities. The Corporation uses IT systems in various aspects of its business, including manufacturing, distribution, product development, and many administrative functions, and much of this software will need to be modified or replaced. The Corporation has completed its Year 2000 compliance efforts so that all of its material business processes and components will properly handle dates prior to, during and after the Year 2000.

The Corporation has prioritized its IT systems into three categories: critical, necessary or other. Failure of a "critical" system would result in a serious disruption of revenue and would critically impact competitive advantages. Failure of a "necessary" system would result in serious processing delays and a significant reduction in productivity. The Corporation believes all of its IT systems are Year 2000 compliant.

The Corporation's non-IT systems include embedded technology such as microcontrollers included in production equipment, environmental control equipment and timeclocks. These non-IT systems have been assessed and remediated.

The Corporation has completed the process of ensuring the continuity and stability of its normal business functions by identifying and assessing potential Year 2000 compliance risks associated with its external business relationships, including those with vendors, customers, financial institutions and employee benefit providers. Contingency plans are now available in the unlikely event any of the Corporation's critical business partners are not Year 2000 compliant.

The Corporation's current estimate of total cost to achieve Year 2000 compliance in both its IT and non-IT systems is approximately $35 million for modifications to existing software, software replacement, computing hardware and embedded systems. Through November 30, 1999, $34 million has been cumulatively expended on Year 2000 compliance.

In addition, the Corporation has developed a program to provide independent validation of its Year 2000 compliance efforts. This program includes engaging independent consultants for audits of its completed coding corrections and for providing guidance and suggestions for the remediation efforts.

The Corporation believes, but cannot warrant, that its Year 2000 modifications to its existing software and conversion to new software, by both the Corporation and its significant business partners, should not have a material impact on the Corporation's operations. The Corporation believes that the cost of modifications, replacements and related testing will not have a material impact on the Corporation's liquidity or results of operations. Year 2000 expenditures are being funded through operations.

As of January 14, 2000, the Corporation has not experienced any significant Year 2000 issues with any of its internal systems.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for November 30, 1998 has been included.

Operations used $82.1 million of cash for the first nine months, an increase of $39 million from the same period last year due primarily to lower earnings partially offset by a favorable change in net working capital. The favorable working capital movements were due primarily to reduced inventory levels and lower competitive payments.

Accounts receivable, net of the effect of acquisitions, increased $198.9 million from February 28, 1999, compared to an increase of $174.0 million during the same period in the prior year, due primarily to higher seasonal product shipments and slight delays in the receipt of several customers remittances that occurred early in the fourth quarter. Net accounts receivable increased to 27.4% of the prior twelve months' sales at November 30, 1999 compared to 24.8% at November 30, 1998.

Inventories, net of the effect of acquisitions, generated $6.4 million of cash for the first nine months compared to a use of $32.3 million during the same period in the prior year. This significant improvement in inventory is the result of the Corporation's focus to reduce production lead times and also reflects the $7.7 million Canadian inventory write-down recorded in the second quarter. Inventories as a percent of the prior twelve months' material, labor, and other production costs decreased to 32.5% at November 30, 1999 from 40.4% at November 30, 1998.

Other current assets increased $17.4 million from February 28, 1999 compared to a decrease of $.9 million during the same period in the prior year primarily due to payments under agreements with key internet service providers by the Corporation's electronic marketing unit.

Amortization of deferred costs exceeded payments by $25.8 million for the first nine months compared to a net use of $50.5 million during the same period in the prior year. This reflects lower payments under agreements with certain retailers.

Accounts payable and other liabilities decreased $3.9 million for the first nine months compared to an increase of $31.8 million over the same period last year due to lower income tax accruals and employee profit sharing liability.

Investing activities used $111.8 million in cash for the first nine months this year, including $35.5 million for the acquisition of Contempo Colours Inc. and an escrow payment of $30 million relating to the Gibson acquisition. While $50.5 million was used in the same period last year for investing activities, this included $53.0 million for the acquisition of two greeting card companies in the United Kingdom. Excluding the acquisitions and escrow payment, investing activities used $45.8 million for the first nine months of this year compared to generating $2.5 million in the prior year for the same period. This adjusted increase of $48.3 million from the prior year reflected a supply agreement loan to a customer, lower cash distributions received from the Corporation's investment in corporate owned life insurance and proceeds from the sale of an equity investment last year.

Financing activities provided $80.5 million for the nine months compared to providing $84.3 million during the same period in the prior year. The current period activity includes the purchase of 4.6 million shares of the Corporation's Class A common stock for $130.1 million at an average price of $28.25 per share. During the same period last year, 2.0 million shares of stock had been purchased for $87.5 million.

As a result of lower cash flow, total debt less cash increased from $512.1 million at November 30, 1998 to $704.3 million at November 30, 1999. Debt as a percentage of debt plus equity increased to 37.2% at November 30, 1999 from 28.9% at November 30, 1998. On a per-share basis, shareholders' equity decreased from $19.37 per share at November 30, 1998 to $19.25 at November 30, 1999.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 1999, the end of its preceding fiscal year, to November 30,1999, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30,1998, the end of the corresponding fiscal quarter last year, to November 30, 1999, except the changes discussed above and aside from normal seasonal fluctuations.


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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


       (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

            27   Financial Data Schedule

       (b)  Reports on Form 8-K

       On October 27, 1999, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation expects to sell a minority interest in its electronic marketing division later this calendar year.





                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             AMERICAN GREETINGS CORPORATION

                                             By:  /s/ Patricia L. Ripple
                                                  ---------------------------
                                                  Patricia L. Ripple
                                                  Controller
                                                  Chief Accounting Officer


January 14, 2000