Form 10-K405
period 2000-02-29
AMERICAN GREETINGS CORP
filed 2000-05-26
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                                     Commission File
Ended February 29, 2000                                 Number 1-13859
      -----------------                                        -------

                         AMERICAN GREETINGS CORPORATION
                    -----------------------------------------
               (Exact name of registrant as specified in Charter)

          OHIO                                               34-0065325
-------------------------                               ---------------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

  One American Road , Cleveland, Ohio                           44144
--------------------------------------                  -------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's telephone number, including area code   (216)  252-7300
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 24, 2000 - $1,098,221,346

               Number of shares outstanding as of April 24, 2000:

                           CLASS A COMMON - 59,872,489
                           CLASS B COMMON - 4,649,888

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement filed with the Securities and Exchange Commission on May 16, 2000 with respect to the 2000 Annual Meeting of Shareholders called for June 23, 2000, are incorporated by reference into Part III.

                                     PART I
Item 1.  Business

               American Greetings Corporation and its subsidiaries operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, paper party goods, candles, balloons, stationery and giftware are manufactured and /or sold in the United States by American Greetings Corporation, Plus Mark, Inc., Carlton Cards Retail, Inc., and Quality Greeting Card Distributing Company; in Canada by Carlton Cards Limited; in the United Kingdom by Carlton Cards Limited, Camden Graphics Group, Hanson White Ltd., and Carlton Cards Ltd. (Ireland); in France by Carlton Cards (France) SNC; in Mexico by Carlton Mexico, S.A. de C.V.; in Australia by John Sands (Australia) Ltd.;
in New Zealand by John Sands (N.Z.) Ltd.; in South Africa by S.A. Greetings Corporation (PTY) Ltd.; and in Singapore, Hong Kong, China, and Malaysia by Memory Lane SDN BHD (85% owned). AmericanGreetings.com (formerly Interactive Marketing, Inc.), markets e-mail greetings, personalized greeting cards and other social expression products through the Corporation's website www.americangreetings.com, co-branded websites and on-line services. AmericanGreetings.com also provides design and verse content which is included in various CD-Rom software products for use on personal computers. Magnivision, Inc. produces and sells non-prescription reading glasses and eyeware accessories, and Learning Horizons distributes supplemental educational products. Design licensing and character licensing are done by AGC, Inc. and Those Characters From Cleveland, Inc., respectively. AG Industries, Inc. manufactures custom display fixtures for the Corporation's products and products of others. (Although other subsidiaries of American Greetings Corporation exist, they are either inactive, of minor importance or of a holding company nature.)

               Many of the Corporation's products are manufactured at common production facilities and marketed by a common sales force. Marketing and manufacturing functions in the United States and Canada are combined; dual priced cards are produced in the United States and distributed in both countries. Information concerning sales by major product classifications is included in Part II, Item 7. Additionally, information by geographic area is included in Note M to the Consolidated Financial Statements included in Part II,
Item 8.

               The Corporation's products are primarily sold in about 112,000 retail outlets worldwide. In addition, the Corporation licenses its designs to various foreign licensees, so that in total, the Corporation's products and designs are available in more than 70 nations around the world. The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 2,000 companies in this industry in the United States. The Corporation's principal competitor is Hallmark Cards, Incorporated. On March 2, 2000, the Federal Trade Commission approved the proposed acquisition of all outstanding shares of Gibson Greetings, Inc. common stock in a cash transaction estimated at $163 million, plus approximately $15 million of other transaction costs. Gibson Greetings, Inc. had been the Corporation's other principal competitor. The cash tender offer was completed and the acquisition was closed on March 9, 2000. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second largest company in the industry and the largest publicly owned company in the industry.

               The greeting card and gift wrap industry is generally mature. The Corporation's unit sales of greeting cards decreased approximately 3% in 2000 after increasing 4% in 1999. Excluding acquisitions, 1999 total unit sales would have decreased 1% from 1998.

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

               At February 29, 2000, the Corporation employed approximately 15,200 full-time employees and approximately 19,000 part-time employees which, when jointly considered, equate to approximately 24,700 full-time employees. Approximately 3,100 of the Corporation's hourly plant employees are unionized, of which approximately 2,100 are covered by the following collective bargaining agreements:

             Union                         Plant Location            Contract Expiration Date
----------------------------          -----------------------        ------------------------
International Brotherhood             Bardstown, Kentucky                     4/15/03
of Teamsters                          Corbin, Kentucky                       12/01/02
                                      Shelbyville, Kentucky                  10/01/01

Union of Needle Trades,               Greeneville, Tennessee                 10/20/02
Industrial, & Textile Employees       (Plus Mark)

International Brotherhood             Kalamazoo, Michigan                   4/30/2005
of Teamsters

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

               In fiscal 2000, the Corporation's major channel of distribution continues to be mass retail (which is comprised of mass merchandisers, chain drug stores and supermarkets), where it is the social expression industry leader. Other major channels of distribution include card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items).

               Sales to the Corporation's five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 33.0% of net sales in fiscal 2000. Sales to retail customers are made through 27 sales offices in the United States, Canada, the United Kingdom, Australia, New Zealand, France, Mexico, South Africa and Malaysia. Sales to one customer accounted for 10% of net sales in Fiscal 2000.

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

Some of these competitive agreements have been negotiated with customers covering a period following that covered by current agreements and requiring the Corporation to make advances prior to the start of such future period. The Corporation views the use of such agreements as advantageous in developing and maintaining business with retail customers. Although risk is inherent in the granting of advances, payments and credits, the Corporation subjects such customers to its normal credit review. Losses attributable to these agreements have historically not been material. Advances, payments and credits made under these agreements are accounted for as deferred costs. The current and long-term portions of such deferred costs, including future payment commitments, are disclosed in Note G to the Consolidated Financial Statements included in Part II, Item 8. Note G also discusses the amortization policy. The Corporation believes that these agreements represent a common practice within the industry. Since Hallmark Cards, the Corporation's principal competitor, is a non-public company, public disclosure of its practices has been limited.

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

Item 2.  Properties

               As of February 29, 2000, the Corporation owns or leases approximately 16.8 million square feet of plant, warehouse, store and office space, of which approximately 5.8 million square feet are leased. Space needs in the United States have been met primarily through long-term leases of properties constructed and financed by community development corporations and municipalities.

               The following table summarizes the principal plants and materially important physical properties of the Corporation:

                                                    Expiration
                           Approximate Square         Date of
                             Feet Occupied            Material        Principal
Location                Owned          Leased          Leases         Activity
--------------      -----------     -----------      -----------      --------
Cleveland,            1,700,000                                       International headquarters;
Ohio                                                                  general offices of U.S.
                                                                      Greeting Card Division,
                                                                      Plus Mark, Inc., AG
                                                                      Industries, Inc., Carlton
                                                                      Cards Retail, Inc.,
                                                                      Learning Horizons, Inc.,
                                                                      AmericanGreetings.com, and
                                                                      AGC, Inc.; creation and
                                                                      design of greeting cards,
                                                                      gift wrap, paper party
                                                                      goods, candles, balloons,
                                                                      stationery and giftware

Bardstown,              413,500                                       Cutting, folding,finishing, and
Kentucky                                                              packaging of greeting cards

Corbin,               1,010,000                                       Printing of greeting cards,
Kentucky                                                              gift wrapping and paper party
                                                                      goods and manufacture of
                                                                      other related products
Danville,                             1,374,000         2001          Distribution of everyday greeting
Kentucky                                                              cards and related products

Harrisburg,                             417,000         2006          Warehousing for seasonal
Arkansas                                                              greeting cards and related
                                                                      products

Lafayette,              194,000                                       Manufacture of envelopes
Tennessee                                                             for greeting cards and packaging
                                                                      of cards

McCrory,                                771,000         2004          Order filling and shipping of
Arkansas                                                              everyday and seasonal products

                                                     Expiration
                        Approximate Square             Date of
                            Feet Occupied             Material        Principal
Location                Owned          Leased          Leases         Activity
--------------      ---------------------------     ------------      --------
Osceola,              2,800,800                                       Cutting, folding, finishing and
Arkansas                                                              packaging of seasonal greeting
                                                                      cards and warehousing;
                                                                      distribution of seasonal
                                                                      products

Ripley,                 165,000                                       Seasonal card printing and
Tennessee                                                             forms

Philadelphia,                           120,000         2003          Hand finishing of greeting cards
Mississippi

Kalamazoo,              458,000                                       Manufacturing and distribution
Michigan                                                              of party supplies

Shelbyville,                            250,000         2001          Warehousing for Carlton
Kentucky                                                              Cards Retail, Inc. and distribution
                                                                      for Learning Horizons, Inc.

Forest City,            498,000         302,500         2001          Manufacture of the
North Carolina                                                        Corporation's display
                                                                      fixtures and other custom display
                                                                      fixtures by AG Industries, Inc.

Greeneville,          1,410,000                                       Printing and packaging of
Tennessee                                                             seasonal wrapping items
(2 locations)                                                         and order filling and shipping for
                                                                      Plus Mark, Inc.

Ft. Lauderdale /                        108,000         2000          General offices of Magnivision,
Miami                                                    and          Inc.; manufacture, order filling
Florida                                                 2001          and shipping of non-prescription
(2 locations)                                                         reading glasses

Toronto,              1,084,500                                       General offices of Carlton
Ontario,                                                              Cards (Canada) Limited;
Canada                                                                manufacture and distribution
(2 locations)                                                         of greeting cards and related
                                                                      products

Clayton,                208,000                                       General offices of John Sands
Victoria,                                                             (Australia) Ltd.; manufacture of
Australia                                                             greeting cards and related
                                                                      products

                                                     Expiration
                        Approximate Square             Date of
                            Feet Occupied             Material        Principal
Location                Owned          Leased          Leases         Activity
--------------      ---------------------------     ------------      --------
Auckland,                80,000                                       General offices of John
New Zealand                                                           Sands (New Zealand) Ltd.

Dewsbury,               317,000          87,000         2001          General offices of
England                                                 and           Carlton Cards (UK) Limited;
(5 locations)                                           2014          manufacture of greeting
                                                                      cards and related products

Corby,                   85,000                                       Distribution of greeting cards
England                                                               and related products for
                                                                      Carlton Cards (UK) Limited

Mexico City,            166,000                                       General offices of Carlton
Mexico                                                                Mexico, S.A. de C.V. and
                                                                      manufacture of greeting
                                                                      cards and related products

Paris,                                   93,000         2001          General offices of Carlton
France                                                   and          Cards (France) SNC;
                                                        2003          distribution of greeting cards
                                                                      and related products

Roodepoort,                             113,600         2000          General offices of
South Africa                                            thru          S.A. Greetings Corporation;
                                                        2003          manufacture and distribution
                                                                      of greeting cards and related
                                                                      products

London,                                  42,000         2000          General offices of Camden Graphics;
England                                                  and          publishing and distribution of
(3 locations)                                           2011          greeting cards.

Croydon,                 42,000         104,000         2001          General offices of Hanson White;
England                                                 thru          manufacturer and distributor of
(8 locations)                                           2011          greeting cards and related products.

                                                     Expiration
                        Approximate Square             Date of
                            Feet Occupied             Material        Principal
Location                Owned          Leased          Leases         Activity
--------------      ---------------------------     ------------      --------
Durban,                                                               Manufacture of
South Africa             54,000                                       greeting cards and
                                                                      related products

Ezakheni,                                                             Distribution and
South Africa             56,000          21,000         2000          manufacture of
                                                                      greeting cards and
                                                                      related products

Kajang                  331,000                                       Cutting, printing,
Selangor                                                              and distribution of
Malaysia                                                              greeting cards

Item 3.      Legal Proceedings


1.      In re:  Underground Storage Tank Release Report
        US EPA Facility ID# TN 1-300153
        Tennessee Department of Environment and Conservation (TDEC) v. Plus Mark

        In January 2000, Plus Mark, a wholly owned subsidiary of American Greetings, received a request from US EPA in connection with the excavation of eight underground storage tanks at Plus Mark's Afton, TN facility to perform initial site characterization for both soil and groundwater. After Plus Mark submitted the initial test results, US EPA concluded that no further action was required regarding soil, but that further site characterization was required for groundwater. US EPA transferred the matter to TDEC for administration. No remedy has been determined, but costs are not expected to be material.

2. In re: Tennessee Dept. of Environment and Conservation (TDEC) v. Cleo Tennessee State Superfund Site - Carl Wright Site, Henry County, TN

        In May 1998, TDEC informed Gibson Greetings, now a wholly owned subsidiary of American Greetings, that Cleo, a former subsidiary of Gibson Greetings, may be a potentially responsible party for the costs incurred by the State of Tennessee in remediating the Carl Wright Site. TDEC notified Gibson Greetings that storage drums recovered from the Site during clean up bore "Cleo Wrap" labels. Gibson had agreed to indemnify Cleo and its shareholder, CSS, against various environmental liabilities, in connection with the sale of Cleo to CSS. Gibson's share of the estimated clean up cost is not expected to be material.






Item 4.      Submission of Matters to Vote of Security Holders

             None

Executive Officers of the Registrant
------------------------------------

             The following is a list of the Corporation's executive officers, their ages as of May 1, 2000, their positions and offices, and number of years in executive office:

                                           Years as
Name                            Age     Executive Officer     Current Position and Office
----                            ---     -----------------     ---------------------------
Morry Weiss                      60            28             Chairman and
                                                               Chief Executive Officer
Edward Fruchtenbaum              52            14             President and
                                                               Chief Operating Officer
Michael B. Birkholm              48             2             Senior Vice President
Mary Ann Corrigan-Davis          46             3             Senior Vice President
Jon Groetzinger, Jr.             51            12             Senior Vice President,
                                                               General Counsel and
                                                               Secretary
William R. Mason                 55            18             Senior Vice President
William S. Meyer                 53            12             Senior Vice President,
                                                               Chief Financial Officer
Patricia A. Papesh               52             5             Senior Vice President
Erwin Weiss                      51            10             Senior Vice President
Jeffrey M. Weiss                 36             2             Senior Vice President
George A. Wenz                   55             2             Senior Vice President
Thomas T. Zinn, Sr.              51             2             Senior Vice President
Dale A. Cable                    52             8             Vice President, Treasurer
Patricia L. Ripple               44             4             Vice President,
                                                               Corporate Controller

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

(a) Market Information
----------------------

The Corporation's Class A Common Stock is listed on the New York Stock Exchange under the symbol AM. The high and low stock prices, as reported in the New York Stock Exchange listing, for the years ended February 29, 2000 and February 28, 1999:

                                          2000                               1999
                             --------------------------------    ------------------------------
                                 High               Low              High              Low
                             --------------    --------------    -------------     ------------
   1st Quarter...........     $ 28-13/16        $  22-5/16        $  49-7/16        $  44-7/8

   2nd Quarter...........       32-3/8             27-3/16           53-3/4            36-5/8

   3rd Quarter...........       28-1/2             23-1/16           44                35

   4th Quarter...........       25-11/16           17-1/4            44-5/16           22


The ratio of the Corporation's share price to earnings per share was 12.6 at February 29, 2000 and 9.3 at February 28, 1999.

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

(b) Shareholders
----------------

At February 29, 2000, there were approximately 28,790 holders of Class A Common Shares and 210 holders of Class B Common Shares of record and individual participants in security position listings.

(c) Cash Dividends
------------------


Dividends per share                                                             2000         1999
--------------------------                                                    ---------    ---------
      1st Quarter          (paid June 10, 1998)                                  $            $ .18
      2nd Quarter          (paid September 10, 1999 and 1998)                      .20          .19
      3rd Quarter          (paid December 10, 1999 and 1998)                       .20          .19
      4th Quarter          (paid March 10, 2000 and 1999)                          .20          .19
                           (to be paid June 10, 2000 and paid June 10, 1999)       .20          .19
                                                                              ---------    ---------
                                                                                 $ .80        $ .94

Item 6.  Selected Financial Data

Years ended February 28 or 29
Thousands of dollars except per share amounts

Summary of Operations
---------------------

                                                       2000            1999             1998             1997            1996
                                                   ------------    ------------     ------------     ------------    ------------
   Net sales.....................................  $  2,175,236    $  2,205,706     $  2,198,765     $  2,161,089    $  2,003,038
   Gross profit .................................     1,365,889       1,448,626        1,408,077        1,355,965       1,241,032
  Non-recurring charge (gain) ...................        38,873          13,925          (22,125)            --            52,061
  Interest expense ..............................        34,255          29,326           22,992           30,749          24,290
   Net Income....................................        89,999         180,222          190,084          167,095         115,135
  Earnings per share.............................          1.37            2.56             2.58             2.23            1.54
  Earnings per share - assuming dilution.........          1.37            2.53             2.55             2.22            1.53
  Cash dividends per share ......................           .80             .94**            .71              .67             .62
  Fiscal year end market price per share ........         17.25           23.69            45.63            31.00           27.38
  Average number of shares outstanding ..........    65,591,798      70,345,980       73,708,100       74,818,960      74,528,809

Financial Position
------------------

  Accounts receivable ...........................  $    430,825    $    390,740     $    373,594     $    375,324    $    353,671
  Inventories ...................................       249,433         251,289          271,205          303,611         335,074
  Working capital ...............................       518,196         728,144          506,029          562,148         516,346
  Total assets ..................................     2,517,983       2,419,328        2,161,464        2,135,120       2,005,832
  Property, plant and equipment additions .......        50,753          60,950           67,898           92,895          91,590
  Long-term debt ................................       442,102         463,246          148,800          219,639         231,073
  Shareholders' equity ..........................     1,252,411       1,346,611        1,345,217        1,361,655       1,235,022
  Shareholders' equity per share ................         19.41           19.49            18.90            18.16           16.53
  Net return on average shareholders' equity.....           6.9%           13.4%            14.0%            12.9%            9.6%
  Return on net sales before income taxes........           6.5%           12.8%            13.3%            11.8%            8.7%

** See Part II, Item 5(c) for detailed table.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Throughout 2000, the Corporation embarked on initiatives to improve sales productivity, reduce its cost structure and improve manufacturing and distribution efficiency. Highlights of these initiatives and activities for the year include:

- Reduced everyday card shipments to lower retailer inventories and improve greeting card department sales productivity.
-  Integrated Canadian manufacturing and distribution in the United States.
- Finalized plans for the rationalization of various warehouse, distribution and manufacturing facilities in the United Kingdom.
- Completed various domestic and foreign acquisitions, the most significant being Contempo Colours Inc., a Michigan-based party goods company.
- Received approval from the Federal Trade Commission to acquire Gibson Greetings Inc., the No. 3 greeting card company in the industry.
- Established the Corporation's electronic marketing group, AmericanGreetings.com, Inc. as a separate subsidiary.

Cash flow remained strong and the Corporation continued its share repurchase program with the purchase of 4.6 million shares.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE
The Corporation's initiative to improve the productivity of retailer's inventories resulted in a net sales decrease of 1.4% in 2000 compared to 1999. While the Corporation did not achieve overall revenue growth, significant sales gains were recorded in the UK market, as well as increased sales of seasonal promotional boxed cards and gift wrap, party goods, candles and stationery in the United States. In 1999, the net sales increase of .3% was adversely affected by reduced seasonal shipments, subsidiary divestitures in 1998, and unfavorable movements in certain foreign currencies.

Net sales of everyday cards declined 7.1% in 2000 over 1999 primarily as a result of the productivity initiative in the United States. Everyday card sales were again strong however, in the United Kingdom increasing 14.3% in 2000 over 1999 due to both increased productivity and increased market share. In 1999, everyday card sales increased 4% reflecting strong US everyday sales and to increased UK market share due to both improvements in the existing UK business and the acquisition of Camden Graphics and Hanson White.

During 2000, initiatives begun in the prior year to improve sell-through of seasonal card sales resulted in a 19.3% decrease in seasonal card returns. As a result, the Corporation further reduced seasonal card shipments in 2000 over 1999 to improve seasonal sales productivity. Net seasonal card sales decreased 2.6% in 2000 after decreasing 3.5% in 1999. Total unit sales of all greeting cards decreased approximately 3% in 2000 after increasing 4% in 1999. Excluding acquisitions, total unit sales would have decreased 1% in 1999.

Sales of non-card products were again strong in 2000 increasing 7.9% after increasing 4.3% in 1999. Key components of this performance were significant sales increases in both party goods and seasonal promotional gift wrap. Sales of party goods increased over 86% in 2000 reflecting both the acquisition of Contempo Colours, Inc. in the third quarter and core volume growth. Excluding this acquisition, sales of non-card products would have increased 5.4%. Due to gains in both new and existing customers, seasonal promotional gift wrap sales increased 21% in 2000, after declining $13.1 million in 1999. Other significant sales increases occurred in the following non-card products categories: non-prescription reading glasses, candles and stationery.

The contribution of each major product category as a percent of net sales for the past three years (due to the divestiture, excludes picture frames and hair accessories from all three years) is:

                                              2000          1999         1998
                                            ----------    ---------    ---------
      Everyday Greeting Cards                  45%          48%          47%
      Seasonal Greeting Cards                  20%          20%          22%
      Gift Wrapping and Wrap Accessories       14%          14%          14%
      All Other Products                       21%          18%          17%

The All Other Products classification includes giftware, ornaments, non-prescription reading glasses, party goods, candles, custom display fixtures, stationery, educational products, stickers, calendars and balloons.

EXPENSES AND PROFIT MARGINS
The Corporation's initiative to reduce everyday greeting card shipments and the impact of its AmericanGreetings.com subsidiary decreased the pre-tax margin. Excluding non-recurring items and special charges, pre-tax margins were 8.6% in 2000 compared to 13.4% in 1999 and 12.3% in 1998. Material, labor and other production costs were 37.2% of net sales, including a $7.7 million inventory write-down related to the integration of the Canadian and domestic operations. See Restructuring Activities and Special Charges below for further discussion. Excluding this charge, material, labor and other production costs were 36.9% of net sales, up from 34.3% in 1999 and 36.0% in 1998. Key components of this increase were increased sales of lower margin products and reduced production levels which resulted in unfavorable manufacturing variances of $7.8 million in the United States. The improvement in 1999 from 1998 was gained by both reducing shipments of low margin seasonal cards, promotional gift wrap and other accessories and by lowering the manufacturing costs of the remaining seasonal products.

Selling, distribution and marketing expenses increased to 42.4% of net sales, compared to 40.5% in 1999 and 39.9% in 1998. The increase over 1999 primarily reflects additional costs for AmericanGreetings.com, Inc. of $20.3 million of which $15.2 million relates to expenses associated with internet agreements and $3.5 million for increased advertising costs. Additionally, based on the strength of seasonal promotional gift wrap sales, order distribution costs increased $9.9 million primarily due to increased freight costs. Competitive costs in 2000 decreased slightly compared to 1999. Deferred costs and the Corporation's method of accounting for them are described in Note G to the Consolidated Financial Statements. The increase in selling, distribution and marketing expenses in 1999 over 1998 was primarily due to a new national advertising campaign and to increased in-store merchandiser costs due primarily to store remodelings resulting from retailer consolidations.

Administrative and general expenses decreased $1.1 million in 2000 after decreasing $5.3 million in 1999. Both 2000 and 1999 benefited from reduced costs of corporate owned life insurance, while 2000 also reflected lower profit sharing and other employee benefit costs of $4.6 million. Partially offsetting these expense declines was an increase of $9.7 million for systems development and infrastructure costs primarily associated with AmericanGreetings.com, Inc.

Other expense - net was $3.7 million in 2000, $1.3 million in 1999 and $4.5 million in 1998. The decrease in other expense - net in 1999 was primarily attributable to a gain on the sale of an equity investment.

Interest expense amounted to $34.3 million in 2000, compared to $29.3 million in 1999 and $23.0 million in 1998. The Corporation's common stock repurchase program and acquisitions were funded by both free cash flow and additional borrowings in 2000 and 1999. As a result, debt less cash increased to $490.8 million at the end of 2000 compared to $336.5 million last year. Slightly higher interest rates also adversely impacted interest expense in 2000 and 1999.

The 2000 and 1999 effective tax rates were 36.0% compared to 35.0% in 1998. The rate for 2000 includes a 2.1 percentage point benefit for utilization of a foreign net operating loss carryforward while the rate for 1999 and 1998 reflected tax benefits of the corporate-owned life insurance. Those benefits were reduced due to the phase out of the Federal income tax deduction for interest on loans associated with these policies. The deduction for this interest expense was entirely eliminated as of January 1, 1999. See Note N to the Consolidated Financial Statements for details of the differences between the Federal statutory rate and the effective tax rate.

RESTRUCTURING ACTIVITIES AND SPECIAL CHARGES
Fiscal 2000 - Fourth Quarter
During the fourth quarter, the Corporation recorded a $6.1 million ($4.8 million net of tax, or earnings per share of $.08) restructure charge related to various foreign operations. The primary component of this charge was for the rationalization of various warehouse, distribution and manufacturing facilities in the United Kingdom in order to increase operating efficiency and lower fixed expenses. Additional initiatives include, to a lesser extent, the integration of Mexican manufacturing in the United States and the realignment of various business functions in Australia.

The restructure charge included $5.2 million for costs of severing employees, $.6 million for lease exit costs, $.3 million for the write off of assets no longer in use and other restructure costs. In total, approximately 336 positions will be eliminated comprised of 304 hourly and 32 salaried employees. All activities are expected to be completed by the end of 2001 and the Corporation anticipates annual cost savings to be approximately $4.0 million.

Fiscal 2000 - Second Quarter
In connection with the Corporation's initiative to streamline its international operations, the Corporation recorded a $40.4 million ($24.2 million net of tax, or earnings per share of $0.36) special charge during the second quarter of Fiscal 2000 relating primarily to the consolidation of the Canadian manufacturing and distribution in the United States. Included in this special charge is a $32.7 million restructure charge primarily for exit costs associated with the closure of certain Canadian facilities and to a lesser extent, costs to exit certain minor United Kingdom businesses. The remaining $7.7 million of the special charge was recorded in material, labor, and other production costs for the write-down of Canadian inventory to net realizable value.

The restructure charge of $32.7 million includes $25.8 million of severance, pension and personnel related items, $4.6 million of facility shut-down costs, $1.5 million of lease exit costs and $0.8 million related to other restructure costs. Approximately 520 hourly and 189 salaried Canadian employees will be terminated as a result of the Corporation's realignment of its manufacturing and distribution operations. As of February 29, 2000, 428 hourly and 178 salaried employees have left the company. All activities associated with the Canadian restructuring are expected to be completed by the end of August 2000 and the Corporation anticipates annual aggregate cost savings to be approximately $12 million.


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

The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in both 2000 and 1999.

                                              Facility        Kiosk        Lease
                            Termination       Shut-Down        Exit         Exit       Other          Total
                              Benefits          Costs         Costs        Costs       Costs
                            -------------    ------------    ---------    ---------   ---------    -----------
                                                         (Thousands of dollars)

Provision in 1999                $8,644                        $4,618                     $663       $13,925

Cash expenditures                (5,019)                                                              (5,019)
Non-cash charges                                               (3,362)                                (3,362)
                            ------------                     ---------                ---------    -----------

Balance 2/28/99                   3,625                         1,256                      663         5,544

Provision in 2000                31,018           $4,634                    $2,108       1,113        38,873

ACTIVITY RELATING TO
1999 PROVISION:

Cash expenditures                (3,645)                         (620)                    (469)       (4,734)
Non-cash charges                                                 (588)                                  (588)
Change in estimate                  162                                                   (162)

ACTIVITY RELATING TO
2000 PROVISION:

Cash expenditures                (1,646)            (454)                     (930)                   (3,030)
Non-cash charges                 (4,358)             (99)                     (162)       (519)       (5,138)
                            ------------     ------------    ---------    ---------   ---------    -----------

Balance 2/29/00                 $25,156           $4,081          $48       $1,016        $626       $30,927
                            ============     ============    =========    =========   =========    ===========

Included in accounts payable and accrued liabilities at February 29, 2000 is $30.9 million related to severance and other exit costs for those actions not completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

Fiscal 1998 Special Item
In 1998 the Corporation divested the net assets of Acme Frame Products, Inc., a manufacturer and distributor of picture frames and Wilhold, Inc., a manufacturer and distributor of hair accessories. As a result of the transaction, the Corporation recorded a non-recurring gain of $22.1 million ($13.2 million net of tax, or earnings per share of $0.18).

NET INCOME AND EARNINGS PER SHARE
Net income of $90.0 million for 2000 reflected special charges relating to initiatives to streamline its international operations and a net loss associated with the Corporation's electronic marketing unit. Excluding special charges and the net loss incurred by the Corporation's electronic marketing unit, adjusted net income for 2000 was $131.5 million or $2.00 per share. This compares to net income, excluding the impact of non-recurring items, of $188.6 million or $2.68 in 1999 and $176.9 million or $2.40 per share in 1998. Assuming dilution, earnings per share excluding the net loss incurred by the Corporation's AmericanGreetings.com subsidiary in 2000 and non-recurring items were $2.00 in 2000, $2.65 in 1999 and $2.37 in 1998.

SEGMENT INFORMATION
The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufacturers and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel. As permitted under SFAS 131, certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. AmericanGreetings.com is a web-based provider of greetings and other social communication content to consumers and web-based businesses.

SOCIAL EXPRESSION PRODUCTS SEGMENT
Net sales in 2000 decreased 5.2% due primarily to reduced everyday card shipments in the United States. The effect of this retailer productivity initiative was partially offset by significant growth in net sales of 23.6% in the UK market. Net sales in 1999 increased 3.6% due primarily to sales growth in the United Kingdom from both improvement in the existing business and the favorable impact of two greeting card acquisitions. While total segment greeting card unit sales decreased approximately 3% in 2000, unit sales in the UK increased approximately 14%. Greeting card unit sales increased 5% in 1999 as a result of the UK acquisitions.

Segment earnings, net of intersegment items, decreased 28.1% in 2000 reflecting the decrease in high margin everyday card sales in the United States partially offset by the strength of the UK market. Segment earnings, net of intersegment items, increased 7.2% in 1999 due primarily to a more favorable product mix, increased everyday sales in the core United Kingdom business and the impact of the two U.K. acquisitions.

AMERICANGREETINGS.COM, INC. SEGMENT
Net sales almost doubled in 2000 due to significant increases in subscription revenue and to increased advertising revenue resulting from new online distribution agreements with key internet service providers. The increase in 1999 reflects the first full year of operations for the emerging business and the development of an internet growth strategy.

The segment loss in 2000 reflects the increased costs associated with the amortization of payments relating to various internet distribution agreements and increased advertising expenditures. Also impacting the 2000 results is the Corporation's commitment to provide essential technological investment for expanded internet services and increased volume growth. The increase in segment earnings in 1999 compared to 1998 was attributable to growth in subscription revenue.

YEAR 2000
In prior years, the Corporation discussed the nature and progress of its plans to become Year 2000 compliant. In late calendar 1999, the Corporation completed its remediation and testing of information technology ("IT") system programs. As a result of those planning and implementation efforts, the Corporation experienced no significant disruptions in any of its IT or non-IT business systems and believes those systems responded to the Year 2000 date change. The Corporation expended $11.5 million during 2000, of which $8.4 million was expensed and $3.1 million was capitalized, in connection with remediating its business systems and has expended $35.3 million cumulatively. The Corporation is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Corporation will continue to monitor its business systems and those of its suppliers and vendors throughout calendar 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow before acquisitions, divestitures and financing decreased $82.5 million in 2000 after increasing $54.2 million in 1999 primarily due to lower net income. Cash flow provided by operating activities for 2000 decreased $42.7 million after increasing $16.1 million in 1999.

Deferred income tax expense increased $63.2 million in 2000 due to the acceleration of certain expenses for tax purposes. In 1999, deferred income taxes increased $11.2 million also due to the timing of expenses.

Trade accounts receivable, net of the effect of acquisitions and divestitures, used $35.9 million of cash in 2000 compared to $10.5 million in 1999. The accounts receivable performance in 2000 primarily reflected strong fourth quarter party goods and everyday gift wrap sales and timing of cash receipts. The cash use in 1999 reflects an increase in extended payment terms granted to customers. As a percent of net sales, accounts receivable were 19.8% in 2000, 17.7% in 1999 and 17.0% in 1998.

Inventories as a percent of material, labor and other production costs continued to improve and were 30.8% in 2000, compared to 33.2% in 1999 and 34.3% in 1998. In 2000, the Corporation realized a $19.3 million inventory reduction in both Canada and the United States relating to the integration of Canadian manufacturing and distribution in the United States and to other production efficiencies. The improvement in 1999 reflects the Corporation's focus to reduce production lead times and therefore inventory levels. The improvement in 1999 was driven by the greeting card divisions, where inventories declined $23.0 million, excluding acquisitions, from 1998 levels.

Other current assets used $52.1 million of cash in 2000 compared to $3.3 million in 1999 and $4.2 million in 1998. This increase in 2000 reflected payments to key internet service providers by AmericanGreetings.com, Inc., of $14.8 million and an increase in refundable income taxes of $25.7 million.

Deferred costs, representing payments under agreements with certain retailers (net of related amortization), used $5.6 million in 2000, down from the $65.6 million in 1999 and $15.0 million in 1998. The payments, which were made in connection with both new and existing agreements, reflect the fluctuations resulting from various contract payment and renewal dates. However, the deferred costs which result from the payments are less volatile as they are amortized over the effective period of the agreement. Total commitments under the agreements are capitalized as deferred costs when the agreements are consummated, and any future payment commitments are recorded as liabilities at that time. Future payment commitments under existing agreements at the end of 2000 were $282.1 million with $118.3 million due within the next year. See Note G to the Consolidated Financial Statements for further discussion of deferred costs related to certain customer agreements.

Accounts payable and other liabilities used cash of $.7 million in 2000 compared to providing cash of $24.2 million in 1999 and $10.4 million in 1998. The change in 2000 reflects lower income tax accruals and employee profit sharing liability.

Investing activities included the $35.5 million acquisition of Contempo Colours, Inc. and an escrow payment of $30 million relating to the pending acquisition of Gibson Greetings. In 1999, investing activities reflect the $53.0 million cash portion of the acquisition of two greeting card companies in the United Kingdom.

Capital expenditures were $50.8 million in 2000 down from $61.0 million in 1999 and $67.9 million in 1998. The decrease in 2000 reflects lower capitalized system projects as the Corporation focused its efforts on Year 2000 remediation. Expenditures in 1999 were principally for asset replacement, cost reduction, system and productivity improvements. Capital expenditures are expected to be approximately $75 million in 2001.

Investing activities other than capital expenditures and acquisitions and divestitures used $20.9 million of cash in 2000 compared to providing $29.0 million of cash in 1999. The use of cash in 2000 reflects a supply agreement loan to a customer and lower cash distributions received from the Corporation's investment in corporate owned life insurance. The cash provided in 1999 reflects cash distributions received from the Corporation's investment in corporate owned life insurance and proceeds from the sale of Artistic Greetings stock.

In March 1998, the Corporation announced that its Board of Directors authorized a repurchase of up to 4 million shares of Class A stock. During 1999, 2.9 million shares were repurchased under this program at an average price of $42.73 per share or $124.2 million. The final 1.1 million shares of stock under this program were repurchased in March 1999 at an average price of $23.33 per share or $25.5 million. The entire 4.0 million shares were purchased at an average price of $37.42 per share or a total of $149.7 million. The Corporation on February 24, 1999 again announced its intention to repurchase an additional 5 million shares of Class A stock. During 2000, 3.5 million shares were repurchased under this program at an average price of $29.79 per share or $104.5 million. In total, 4.6 million shares were repurchased during 2000 at an average price of $28.25 per share or approximately $130 million.

Net cash used in financing activities was $114.4 million, primarily related to the Corporation's stock repurchase program of $130 million and dividend payments of $51.2 million, partially offset by a net increase in total debt of $65.8 million. The Corporation's total 2000 dividend payment was $51.2 million compared to $52.4 million in 1999. In 1999, the Corporation utilized a portion of the proceeds from the sales of $300 million of debt securities to effectively shift much of its previously short-term debt to long-term. The remaining portion of the proceeds were used to fund various other activities including the Corporation's share repurchase programs. Debt as a percent of total capitalization in 2000 increased to 30.6% compared to 26.3% in 1999 and 20.6% in 1998.

The Corporation's operating cash flow and existing credit facilities are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements which are financed through short term borrowings. See Note H to the Consolidated Financial Statements for further discussion of the Corporation's credit facilities.

MARKET RISK
The Corporation's market risk is impacted from changes in interest rates and foreign currency exchange rates. The Corporation manages interest rate exposure through a mix of fixed and floating rate debt. Most of the Corporation's debt has a fixed rate, limiting its exposure to fluctuations in interest rates. To date, risks associated with interest rate movements have not been significant and are not expected to be so in the near term.

Approximately 19% of the Corporation's 2000 revenues were generated from operations outside the United States. Operations in Australasia, Canada, France, Malaysia, Mexico, South Africa, and the United Kingdom, are denominated in currencies other than U.S. dollars. Each of these operations conducts substantially all of its business in its local currency and is not subject to material operational risks associated with fluctuations in exchange rates. While intercompany balances with the parent company are denominated in U.S. dollars, the Corporation's multi-currency credit facility provides the foreign operations the ability to satisfy these balances and reduce exchange risk. Additionally, the Corporation's net income was not materially impacted by the translation of the foreign operations' currencies into U.S. dollars. Exposure to exchange rate fluctuations historically have not been significant however, no assurance can be given that future results will not be adversely affected by significant changes in foreign currency exchange rates.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS
133). In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS 133 and requires the Corporation to adopt March 1, 2001. The Corporation is currently assessing the effect of adopting SFAS 133 but does not anticipate a material impact on the results of operations due to the Corporation's minimal use of derivatives.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which among other guidance, clarifies the Staff's views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Company will adopt a change in its method of accounting for certain shipments of seasonal product. The implementation of this change will be accounted for as a change in accounting principle and applied cumulatively as if the change occurred at March 1, 2000. The effect of the change will be a one-time non-cash reduction to the Company's earnings of approximately $21 million in fiscal 2001. Had this change been adopted effective March 1, 1999, fiscal 2000 net sales and earnings before the cumulative effect of this accounting change would not have been materially impacted.

While the effect of the change may impact future quarterly results, it will not impact the Company's reported cash flows, and is not expected to have a material impact on fiscal 2001 income before the cumulative effect or fiscal 2001 net sales.

FACTORS THAT MAY AFFECT FUTURE RESULTS
On March 2, 2000, the Federal Trade Commission approved the proposed acquisition of all outstanding shares of Gibson Greetings Inc. common stock in a cash transaction estimated at $163 million. The cash tender offer was completed and the acquisition was closed on March 9, 2000. Initially this transaction will be financed by short-term commercial paper borrowings however, the Corporation is exploring long-term financing options. Gibson Greetings Inc. is the No. 3 greeting card company in the industry and provides growth opportunities to the Corporation's U.S. and international greeting card businesses and its electronic marketing unit. The Corporation has developed an integration strategy and while some integration costs are likely over the next year, the full extent of these costs cannot be quantified at this time. The Corporation expects to realize significant operating synergies and cost reductions from the Gibson transaction which is expected to be accretive to earnings in 2002.

The Corporation has maintained a strong customer base in a wide variety of channels of distribution through its investment in deferred costs related to agreements with certain retailers and other competitive arrangements. The agreements have lessened the impact to the Corporation from loss of business due to the retailer consolidations which continued, to a lesser extent, in 2000. These agreements have been a strategic element of the Corporation's growth and the financial condition of the retail customers is continually evaluated and monitored to reduce risk.

The Corporation has included in the Annual Report certain information other than historical facts that may constitute "forward-looking" information. Actual results may differ materially from these projected in the "forward-looking" statements, including but not limited to the risks discussed above, as well as retail bankruptcies, a weak retail environment and competitive terms of sale offered to customers to expand or maintain business. Other risks, which are not all-inclusive, include the demand for the Corporation's goods and services; competitive factors in the industries in which the Corporation competes; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions; as well as economic conditions in the various markets served by the Corporation's operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS - The Corporation does not hold or issue derivative financial instruments for trading purposes.

INTEREST RATE EXPOSURE - Based on the Corporation's overall interest rate exposure as of and during the year ended February 29, 2000, a hypothetical 10% movement in interest rates would not materially affect the Corporation's results of operations.

FOREIGN CURRENCY EXPOSURE - The Corporation's international operations expose it to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of income of international subsidiaries to U.S. dollars could affect comparability of results between years. The earnings of the Corporation were not materially affected by exchange rate fluctuations for the years ended February 29, 2000, and February 28, 1999 or 1998. At February 29, 2000, a hypothetical 10% movement in foreign exchange rates would not have a material effect on the Corporation's results of operations.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of the Corporation's exposure to foreign currency translation risk.

Item 8.   Financial Statements and Supplementary Data
CONSOLIDATED STATEMENT OF INCOME

Years ended February 29, 2000, February 28, 1999 and 1998

Thousands of dollars except per share amounts

                                                       2000             1999              1998
                                                   ------------     ------------     ------------
Net sales                                          $  2,175,236     $  2,205,706     $  2,198,765

Costs and expenses:
    Material, labor and other production costs          809,347          757,080          790,688
    Selling, distribution and marketing                 921,392          894,323          876,822
    Administrative and general                          227,075          228,183          233,457
    Non-recurring items                                  38,873           13,925          (22,125)
    Interest                                             34,255           29,326           22,992
    Other expense - net                                   3,670            1,272            4,494
                                                   ------------     ------------     ------------
                                                      2,034,612        1,924,109        1,906,328
                                                   ------------     ------------     ------------

Income before income taxes                              140,624          281,597          292,437

Income taxes                                             50,625          101,375          102,353
                                                   ------------     ------------     ------------

Net income                                         $     89,999     $    180,222     $    190,084
                                                   ============     ============     ============


Earnings per share                                 $       1.37     $       2.56     $       2.58
                                                   ============     ============     ============

Earnings per share - assuming dilution             $       1.37     $       2.53     $       2.55
                                                   ============     ============     ============

Average number of shares outstanding                 65,591,798       70,345,980       73,708,100




See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 29, 2000 and February 28, 1999
Thousands of dollars

ASSETS                                                       2000           1999
                                                          ----------     ----------

CURRENT ASSETS
 Cash and cash equivalents                                $   61,010     $  144,555

 Trade accounts receivable, less allowances for
   sales returns of $116,792 ($132,103 in 1999) and
   for doubtful accounts of $19,245 ($15,583 in 1999)        430,825        390,740

 Inventories                                                 249,433        251,289

 Deferred and refundable income taxes                         99,709        133,092

 Prepaid expenses and other                                  259,707        226,142
                                                          ----------     ----------

     Total current assets                                  1,100,684      1,145,818

GOODWILL                                                     149,437        135,516

OTHER ASSETS                                                 820,447        703,188

PROPERTY, PLANT AND EQUIPMENT - NET                          447,415        434,806
                                                          ----------     ----------

                                                          $2,517,983     $2,419,328
                                                          ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY                       2000             1999
                                                       -----------      -----------

CURRENT LIABILITIES
 Debt due within one year                              $   109,694      $    17,777
 Accounts payable and accrued liabilities                  213,180          175,366
 Accrued compensation and benefits                          84,456           89,284
 Dividends payable                                          25,808           26,337
 Income taxes                                               13,090           27,165
 Other current liabilities                                 136,260           81,745
                                                       -----------      -----------

     Total current liabilities                             582,488          417,674

LONG-TERM DEBT                                             442,102          463,246

OTHER LIABILITIES                                          195,985          142,045

DEFERRED INCOME TAXES                                       44,997           49,752

SHAREHOLDERS' EQUITY Common shares - par value $1:
   Class A - 71,736,804 shares issued
   less 11,863,921 Treasury shares in 2000
   and 71,717,174 shares issued less
   7,283,846 Treasury shares in 1999                        59,873           64,433

   Class B - 6,066,096 shares issued
   less 1,418,762 Treasury shares in 2000
   and 6,066,096 shares issued less
   1,405,711 Treasury shares in 1999                         4,647            4,660

Capital in excess of par value                             304,946          304,086
Treasury stock                                            (445,758)        (320,492)
Accumulated other comprehensive loss                       (27,572)         (23,565)
Retained earnings                                        1,356,275        1,317,489
                                                       -----------      -----------
   Total shareholders' equity                            1,252,411        1,346,611
                                                       -----------      -----------

                                                       $ 2,517,983      $ 2,419,328
                                                       ===========      ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 29, 2000, February 28, 1999 and 1998

Thousands of dollars                                                         2000           1999           1998
                                                                          ---------      ---------      ---------
OPERATING ACTIVITIES:
  Net income                                                              $  89,999      $ 180,222      $ 190,084
  Adjustments to reconcile to net cash
    provided by operating activities:
      Non-recurring items                                                    30,704          5,544        (22,125)
      Depreciation                                                           64,342         67,049         65,926
      Deferred and refundable income taxes                                   54,248         (8,940)       (20,186)
      Changes in operating assets and liabilities,
      net of effects from divestiture and acquisitions:
        Increase in trade accounts receivable                               (35,883)       (10,450)       (20,567)
        Decrease in inventories                                              11,655         17,809          5,915
        Increase in other current assets                                    (52,061)        (3,271)        (4,232)
        Increase in deferred costs - net                                     (5,640)       (65,588)       (15,043)
        (Decrease) increase in accounts payable and other liabilities          (689)        24,211         10,402
      Other - net                                                            11,844          4,682          5,018
                                                                          ---------      ---------      ---------
        Cash Provided by Operating Activities                               168,519        211,268        195,192


INVESTING ACTIVITIES:
  Business (acquisitions) divestiture                                       (65,947)       (52,957)        82,000
  Property, plant and equipment additions                                   (50,753)       (60,950)       (67,898)
  Proceeds from sale of fixed assets                                          1,490          2,522          2,148
  Investment in corporate-owned life insurance                                2,746         18,413         (6,358)
  Other                                                                     (25,183)         8,040          2,057
                                                                          ---------      ---------      ---------
        Cash (Used) Provided by Investing Activities                       (137,647)       (84,932)        11,949


FINANCING ACTIVITIES:
  Increase in long-term debt                                                  1,076        317,096          9,430
  Reduction of long-term debt                                               (16,397)       (22,669)        (6,988)
  Increase (decrease) in short-term debt                                     81,097       (158,657)         8,049
  Sale of stock under benefit plans                                           1,171         18,981         16,915
  Purchase of treasury shares                                              (130,151)      (131,745)      (170,015)
  Dividends to shareholders                                                 (51,213)       (52,410)       (51,959)
                                                                          ---------      ---------      ---------
        Cash Used by Financing Activities                                  (114,417)       (29,404)      (194,568)
                                                                          ---------      ---------      ---------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                                 (83,545)        96,932         12,573
  Cash and Equivalents at Beginning of Year                                 144,555         47,623         35,050
                                                                          ---------      ---------      ---------
  Cash and Equivalents at End of Year                                     $  61,010      $ 144,555      $  47,623
                                                                          =========      =========      =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years ended February 29, 2000, February 28, 1999 and 1998
Thousands of dollars except per share amounts


                                                                 Common Shares             Capital in
                                                             ----------------------        Excess of         Treasury
                                                             Class A         Class B       Par Value           Stock
                                                           --------------------------     ------------     -------------
BALANCE MARCH 1, 1997                                        $70,594          $4,388        $272,262           $(34,850)

  Net income
  Other comprehensive income:
     Foreign currency translation adjustment

  Comprehensive income
  Cash dividends - $0.71 per share
  Exchange of shares                                             107            (107)
  Sale of shares under benefit
    plans, including tax benefits                                713              33          18,386                438
  Purchase of treasury shares                                 (4,510)            (45)                          (166,105)
  Sale of treasury shares                                                          9             172                137
                                                           -----------     ----------     ------------     -------------
BALANCE FEBRUARY 28, 1998                                     66,904           4,278         290,820           (200,380)

  Net income
  Other comprehensive income:
    Foreign currency translation adjustment
    Unrealized gain on available-for-sale securities
      (net of tax of $3,360)

  Comprehensive income
  Issuance of shares to trust
  Cash dividends - $0.94 per share
  Exchange of shares                                              40             (40)
  Sale of shares under benefit
    plans, including tax benefits                                395             574          13,033              8,403
  Purchase of treasury shares                                 (2,906)           (162)                          (128,677)
  Sale of treasury shares                                                         10             233                162
                                                           -----------     ----------     ------------     -------------
BALANCE FEBRUARY 28, 1999                                     64,433           4,660         304,086           (320,492)

  Net income
  Other comprehensive income:
    Foreign currency translation adjustment
    Unrealized loss on available-for-sale securities
      (net of tax of $1,131)

  Comprehensive income
  Cash dividends - $0.80 per share
  Exchange of shares                                              23             (23)
  Sale of shares under benefit
    plans, including tax benefits                                 20               2             826                122
  Purchase of treasury shares                                 (4,603)             (6)                          (125,556)
  Sale of treasury shares                                                         14              34                168
                                                           -----------     ----------     ------------     -------------
BALANCE FEBRUARY 29, 2000                                    $59,873          $4,647        $304,946          $(445,758)
                                                           ===========     ==========     ============     =============

                                                                                      Accumulated
                                                          Shares        Deferred         Other
                                                           Held        Compensation   Comprehensive    Retained
                                                         In Trust         Plans       Income (Loss)     Earnings          Total
                                                       ------------    -----------    ------------    -------------    ------------
BALANCE MARCH 1, 1997                                                                  $(19,646)       $1,068,907       $1,361,655

  Net income                                                                                              190,084          190,084
  Other comprehensive income:
     Foreign currency translation adjustment                                             (3,791)                            (3,791)
                                                                                                                       ------------
  Comprehensive income                                                                                                     186,293
  Cash dividends - $0.71 per share                                                                        (51,959)         (51,959)
  Exchange of shares
  Sale of shares under benefit
    plans, including tax benefits                                                                                           19,570
  Purchase of treasury shares                                                                                             (170,660)
  Sale of treasury shares                                                                                                      318
                                                                                      ------------    -------------    ------------
BALANCE FEBRUARY 28, 1998                                                               (23,437)        1,207,032        1,345,217

  Net income                                                                                              180,222          180,222
  Other comprehensive income:
    Foreign currency translation adjustment                                              (6,819)                            (6,819)
    Unrealized gain on available-for-sale securities
      (net of tax of $3,360)                                                              6,691                              6,691
                                                                                                                       ------------
  Comprehensive income                                                                                                     180,094
  Issuance of shares to trust                            $(20,480)       $20,480                                                 -
  Cash dividends - $0.94 per share                                                                        (65,935)         (65,935)
  Exchange of shares
  Sale of shares under benefit
    plans, including tax benefits                                                                          (3,830)          18,575
  Purchase of treasury shares                                                                                             (131,745)
  Sale of treasury shares                                                                                                      405
                                                       ------------    -----------    ------------    -------------    ------------
BALANCE FEBRUARY 28, 1999                                 (20,480)        20,480        (23,565)        1,317,489        1,346,611

  Net income                                                                                               89,999           89,999
  Other comprehensive income:
    Foreign currency translation adjustment                                              (1,744)                            (1,744)
    Unrealized loss on available-for-sale securities
      (net of tax of $1,131)                                                             (2,263)                            (2,263)
                                                                                                                       ------------
  Comprehensive income                                                                                                      85,992
  Cash dividends - $0.80 per share                                                                        (51,213)         (51,213)
  Exchange of shares
  Sale of shares under benefit
    plans, including tax benefits                                                                                              970
  Purchase of treasury shares                                                                                             (130,165)
  Sale of treasury shares                                                                                                      216
                                                       ------------    -----------    ------------    -------------    ------------
BALANCE FEBRUARY 29, 2000                                $(20,480)       $20,480       $(27,572)       $1,356,275       $1,252,411
                                                       ============    ===========    ============    =============    ============

  See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 29, 2000 and February 28, 1999 and 1998
Thousands of dollars except per share amounts

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions are eliminated. The Corporation's wholly-owned subsidiary, AmericanGreetings.com, Inc., is consolidated on a two-month lag corresponding with its fiscal year-end of December 31.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform with the 2000 presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents: The Corporation considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Financial Instruments: The carrying value of the Corporation's financial instruments approximate their fair market values, other than the fair value of the Corporation's publicly-traded debt. See Note H.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandiser, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand, France, Mexico, South Africa, Malaysia, Hong Kong and Singapore. Sales to the Corporation's five largest customers accounted for approximately 33% and 32% of net sales in 2000 and 1999, respectively. Sales to one customer accounted for 10% of net sales in 2000.

The Corporation conducts business based on periodic evaluations of its customers' financial condition and generally does not require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit exists.

Inventories: Finished products, work in process and raw material inventories are carried at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for the majority of the domestic inventories. The foreign subsidiaries principally use the first-in, first-out method. Display material and factory supplies are carried at average cost.

Investment in Life Insurance: The Corporation's investment in corporate-owned life insurance policies is recorded in other assets net of policy loans. The net life insurance expense, including interest expense, is included in administrative and general expenses in the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $40,564, $54,670 and $59,642 in 2000, 1999 and 1998, respectively.

Goodwill: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired and is amortized on a straight-line basis over a period of 40 years for goodwill associated with the social expression product segment and 15 years for goodwill associated with all other businesses. Accumulated amortization of goodwill at February 29, 2000 and February 28, 1999 was $25,908 and $20,851, respectively. Goodwill is reviewed annually for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of " (SFAS No. 121).

Translation of Foreign Currencies: Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of shareholders' equity. For subsidiaries operating in highly inflationary economies, both historical and current exchange rates are used in translating balance sheet accounts, and translation adjustments are included in net income.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which among other guidance, clarifies the Staff's views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Corporation will adopt a change in its method of accounting for certain shipments of seasonal product. The implementation of this change will be accounted for as a change in accounting principle and applied cumulatively as if the change occurred at March 1, 2000. The effect of the change will be a one-time non-cash reduction to the Corporation's earnings of approximately $21,000 in fiscal 2001. Had this change been adopted effective March 1, 1999, fiscal 2000 net sales and earnings before the cumulative effect of this accounting change would not have been materially impacted.

While the effect of the change may impact future quarterly results, it will not impact the Corporation's reported cash flows, and is not expected to have a material impact on fiscal 2001 income before the cumulative effect or fiscal 2001 net sales.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $76,879, $67,369 and $61,062 in 2000, 1999 and 1998, respectively.

Other Expense - Net: Other expense - net consists primarily of costs to convert the Corporation's computer systems to be Year 2000 compliant, amortization of goodwill, foreign exchange gains and losses, gains and losses on asset disposals, and royalty and interest income.

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

New Pronouncements: In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than the fiscal quarter beginning March 1, 2001. The Corporation is currently analyzing the effect of this standard and does not expect it to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

NOTE B - NON-RECURRING ITEMS AND SPECIAL CHARGES

During the quarter ended February 29, 2000, the Corporation recorded a restructuring charge of $6,126 ($4,849 net of tax, or earnings per share of $0.08) related to various foreign operations. The primary component of this charge was for the rationalization of various warehouse, distribution and manufacturing facilities in the United Kingdom. The balance of the charge is composed of costs associated with the integration of Mexican manufacturing in the United States and the realignment of various business functions in Australia.

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

During the quarter ended November 30, 1998, the Corporation recorded a restructuring charge of $13,925 ($8,342 net of tax, or earnings per share of $0.12). The primary components of this charge were employee severance and termination benefit costs. The balance of the charge is comprised of costs associated with exiting the Corporation's kiosk business and lease exit costs due to the closure of certain sales offices.

The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in both 2000 and 1999.

                                              Facility          Kiosk     Lease
                               Termination    Shut-Down         Exit        Exit      Other
                                Benefits        Costs           Costs      Costs      Costs        Total
                               -----------    -----------     --------    --------   --------    ---------
                                                         (Thousands of dollars)

Provision in 1999                   $8,644                      $4,618                  $663     $13,925

Cash expenditures                  (5,019)                                                        (5,019)
Non-cash charges                                               (3,362)                            (3,362)
                               -----------                    --------               --------    ---------

Balance February 28, 1999            3,625                       1,256                   663       5,544

Provision in 2000                   31,018        $4,634                    $2,108     1,113      38,873

Activity relating to 1999
Provision:

Cash expenditures                  (3,645)                       (620)                  (469)     (4,734)
Non-cash charges                                                 (588)                              (588)
Change in estimate                     162                                              (162)

Activity relating to 2000
Provision:

Cash expenditures                  (1,646)         (454)                      (930)               (3,030)
Non-cash charges                   (4,358)          (99)                      (162)     (519)     (5,138)
                               -----------    -----------     --------    --------   --------    ---------

Balance February 29, 2000          $25,156        $4,081          $48       $1,016      $626     $30,927
                               ===========    ===========     ========    ========   ========    =========

At February 29, 2000 and February 28, 1999, $30,927 and $5,544, respectively, was included in accounts payable and accrued liabilities representing the portion of the restructuring charge not yet expended.

On August 12, 1997, the Corporation divested the net assets of two subsidiaries, Acme Frame Products, Inc., a manufacturer and distributor of picture frames, and Wilhold, Inc., a manufacturer and distributor of hair accessories. As a result of the transaction, the Corporation recorded a one-time pre-tax gain of $22,125 ($13,192 net of tax, or earnings per share of $0.18).

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

                                                                   2000          1999         1998
                                                                ----------     --------     --------
Numerator:
     Net income for earnings per share and earnings
     per share - assuming dilution                                 $89,999     $180,222     $190,084
                                                                ==========     ========     ========
Denominator (thousands):
     Denominator for earnings per share
     - weighted average shares outstanding                          65,592       70,346       73,708

     Effect of dilutive securities - stock options                     -            758          838
                                                                ----------     --------     --------

     Denominator for earnings per share - assuming dilution
     - adjusted weighted average shares outstanding                 65,592       71,104       74,546
                                                                ==========     ========     ========

Earnings per share                                                   $1.37        $2.56        $2.58
                                                                ==========     ========     ========

Earnings per share - assuming dilution                               $1.37        $2.53        $2.55
                                                                ==========     ========     ========

Certain stock options have been excluded for the year ended February 29, 2000 because they would have been antidilutive.

NOTE D - COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consists of the following components:


                                           Foreign        Unrealized Gains      Accumulated
                                          Currency           (Losses) on            Other
                                         Translation      Available-For-Sale   Comprehensive
                                         Adjustments         Securities        Income (Loss)
                                        --------------    ------------------  --------------
Balance at March 1, 1997                   $(19,646)                             $(19,646)

Other comprehensive loss                     (3,791)                               (3,791)
                                           --------                              --------

Balance at February 28, 1998                (23,437)                              (23,437)

Other comprehensive income (loss)            (6,819)            $6,691               (128)
                                           --------           --------           --------

Balance at February 28, 1999                (30,256)             6,691            (23,565)

Other comprehensive loss                     (1,744)            (2,263)            (4,007)
                                           --------           --------           --------

Balance at February 29, 2000               $(32,000)            $4,428           $(27,572)
                                           ========           ========           ========

Gross unrealized holding gains on available-for-sale securities as of February 29, 2000 and February 28, 1999 are $6,657 and $10,051, respectively.

NOTE E - INVENTORIES

                                                   2000                   1999
                                               -------------          -------------

Raw material                                       $ 38,218               $ 37,745
Work in process                                      27,099                 25,523
Finished products                                   229,887                229,220
                                               -------------          -------------
                                                    295,204                292,488
Less LIFO reserve                                    90,343                 89,207
                                               -------------          -------------
                                                    204,861                203,281
Display material and factory supplies                44,572                 48,008
                                               -------------
                                                                      -------------

                                                   $249,433               $251,289
                                               =============          =============




NOTE F - PROPERTY, PLANT AND EQUIPMENT

                                                   2000                   1999
                                               -------------          -------------

Land                                               $ 14,589               $ 11,288
Buildings                                           307,713                281,726
Equipment and fixtures                              696,819                665,609
                                               -------------          -------------
                                                  1,019,121                958,623
Less accumulated depreciation                       571,706                523,817
                                               -------------          -------------

                                                  $ 447,415              $ 434,806
                                               =============          =============

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

At February 29, 2000 and February 28, 1999, deferred costs and future payment commitments are included in the following financial statement captions:


                                                2000                   1999
                                          -------------          -------------

Prepaid expenses and other                   $ 200,517              $ 192,619
Other assets                                   679,214                595,136
Other current liabilities                     (118,250)               (81,745)
Other liabilities                             (163,865)              (113,799)
                                          -------------          -------------

                                             $ 597,616              $ 592,211
                                          =============          =============

NOTE H - LONG AND SHORT-TERM DEBT

On July 27, 1998, the Corporation issued $300,000 of 30-year senior notes with a 6.10% coupon rate under its $600,000 shelf registration with the Securities and Exchange Commission. The majority of the proceeds were used to retire commercial paper and other short-term debt, with the remainder used for other general corporate purposes and short-term investments. The fair value of the Corporation's publicly traded debt, based on quoted market prices, was $267,000 at February 29, 2000.

On August 7, 1998, the Corporation entered into a multi-currency credit facility to provide liquidity and working capital financing for the Corporation and its subsidiaries in the United States, Canada, the United Kingdom, Australia, New Zealand and France. The aggregate availability under this facility is approximately $718,000 of which approximately $627,000 is available at February 29, 2000. The United States portion and one-half of the Canadian portion of the facilities, totaling $501,735, mature on August 3, 2000. The balance of the facility matures on August 7, 2003. The United States portion and one half of the Canadian portion of the facility are annually renewable for additional 364-day periods and are convertible to term loans with a maturity of August 7, 2003. A facility fee is due on the aggregate amount of the facility and can vary with the Corporation's debt rating. At February 29, 2000, the facility fee is 0.075% for the non-364 day portion of the facility and 0.080% for the 364-day portion.

The borrowings of the Corporation in Canada consist solely of commercial paper. At February 29, 2000, commercial paper borrowings were $68,227, which are classified as long-term. The commercial paper borrowings are supported by the multi-currency credit facility described above.
The Corporation's subsidiaries in Mexico and South Africa have credit agreements permitting borrowings of up to $2,106. At February 29, 2000, $1,263 is outstanding under these foreign revolving credit facilities.

All of the Corporation's revolving credit and term loan agreements provide for various borrowing alternatives in their respective currencies with interest rates generally ranging from 5.0% to 9.0% for amounts borrowed as of February 29, 2000.

At February 29, 2000 and February 28, 1999, debt due within one year consists of the following:

                                                           2000                   1999
                                                      ---------------        ---------------
        Current maturities of long-term debt               $   1,016               $    968
        Foreign revolving credit facilities                    1,263                  1,250
                                                      ---------------        ---------------
        Aggregate current maturities                           2,279                  2,218
        Commercial paper                                     101,716                 15,504
        Other short-term debt                                  5,699                     55
                                                      ---------------        ---------------
                                                          $  109,694               $ 17,777
                                                      ===============        ===============

At February 29, 2000 and February 28, 1999, long-term debt consists of the following:

                                                            2000                1999
                                                         ------------       -------------
        Revolving credit, commercial paper and
                 term loan agreements                       $132,524            $154,674
        Notes payable                                        311,294             310,145
        Other                                                    563                 645
                                                         ------------       -------------

                                                             444,381             465,464

        Less current maturities                                2,279               2,218
                                                         ------------       -------------

                                                            $442,102            $463,246
                                                         ============       =============


Aggregate maturities of long-term debt are as follows:


                               2001                        $  2,279
                               2002                          12,377
                               2003                             175
                               2004                         131,435
                               2005                             175
                               Thereafter                   297,940
                                                      --------------
                                                           $444,381
                                                      ==============

At February 29, 2000, the Corporation had credit arrangements to support the issuance of letters of credit in the amount of $73,474 with $24,744 of open credits outstanding.

Interest paid on short-term and long-term debt was $34,051 in 2000, $27,831 in 1999 and $22,735 in 1998.

The weighted average interest rate on short-term borrowings outstanding was 5.4% and 5.1% as of February 29, 2000 and February 28, 1999, respectively.

NOTE I - RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Contributions to the profit-sharing plan were $11,858, $22,687 and $23,850 for 2000, 1999 and 1998, respectively. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation's matching contributions were $4,517, $4,622 and $2,802 for 2000, 1999 and 1998, respectively.

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

                                                                           2000              1999
                                                                        ------------     -------------
Change in benefit obligation:
  Benefit obligation at beginning of year                                  $75,276         $ 63,677
  Service cost                                                               2,327            1,817
  Interest cost                                                              5,637            4,702
  Actuarial losses                                                           1,961            9,183
  Benefit payments                                                          (4,749)          (4,103)
                                                                       ------------     ------------
  Benefit obligation at end of year                                         80,452           75,276
                                                                       ------------     ------------

Change in plan assets:
  Fair value of plan assets at beginning of year                            44,714           39,760
  Actual return on plan assets                                               2,178            3,072
  Contributions                                                              5,126            5,985
  Benefit payments                                                          (4,749)          (4,103)
                                                                       ------------     ------------
  Fair value of plan assets at year end                                     47,269           44,714
                                                                       ------------     ------------

Funded status as of February 29 or 28                                      (33,183)         (30,562)
Unrecognized loss                                                           23,215           21,774
                                                                       -------------    -------------
Accrued benefit cost recognized in the consolidated
  statement of financial position                                          $(9,968)        $ (8,788)
                                                                       =============    =============

                                                                 2000           1999
                                                               --------       --------
Components of net periodic benefit cost:
  Service cost                                                 $  2,327       $  1,817
  Interest cost                                                   5,637          4,702
  Expected return on plan assets                                 (3,441)        (3,064)
  Amortization of actuarial loss                                  1,784            716
                                                               --------       --------
  Net periodic benefit cost                                    $  6,307       $  4,171
                                                               ========       ========

Weighted average assumptions as of February 29 or 28:

Discount rate                                                      7.50%          6.75%
Expected long-term return on plan assets                           8.00%          8.00%
Health care cost trend rate                                        5.00%          5.00%

Effect of a 1% increase in health care cost trend rate on:
  Service cost plus interest cost                              $  1,522       $  1,295
  Accumulated postretirement benefit obligation                  13,642         13,447

Effect of a 1% decrease in health care cost trend rate on:
  Service cost plus interest cost                              $ (1,202)      $ (1,015)
  Accumulated postretirement benefit obligation                 (10,980)       (10,726)

NOTE K - LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 29, 2000, February 28, 1999 and 1998 follows:

                               2000            1999            1998
                          ------------    -----------     ------------
Gross rentals                 $59,876        $58,616          $57,320
Less sublease rentals           3,638          4,470            4,985
                          ------------    -----------     ------------
  Net rental expense          $56,238        $54,146          $52,335
                          ============    ===========     ============


At February 29, 2000, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, follow:

        Gross Rentals:
            2001                                                     $  48,164
            2002                                                        41,086
            2003                                                        33,801
            2004                                                        27,973
            2005                                                        21,955
            Later years                                                 52,567
                                                                   -------------
                                                                       225,546
        Sublease rentals                                               (14,623)
                                                                   -------------
        Net rentals                                                  $ 210,923
                                                                   =============

The Corporation's wholly-owned subsidiary, AmericanGreetings.com, Inc., has entered into several online distribution relationship agreements with various Internet business partners. Under the terms of these agreements, the following minimum amounts are due to be paid as follows:

                    Year ending February 28 or 29:
                    ------------------------------
                         2001                                        $ 24,950
                         2002                                          25,988
                         2003                                          25,000
                         2004                                          15,000
                                                                  -------------
                                                                     $ 90,938
                                                                  =============

NOTE L - COMMON SHARES AND STOCK OPTIONS

At February 29, 2000 and February 28, 1999, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B shares.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for stock options indicates decreases in net income of $8,520 in 2000, $3,248 in 1999 and $4,931 in 1998. The pro forma information and related assumptions under the Black-Scholes method follow:


                                                        2000           1999           1998
                                                     -----------    ------------   ------------
Net income                                            $ 81,479      $176,974       $185,153

Earnings per share                                    $   1.24      $   2.52       $   2.51

Earnings per share - assuming dilution                $   1.24      $   2.49       $   2.48


Assumptions:
      Risk-free interest rate                              5.4%          5.4%           6.1%
      Dividend yield                                       3.2%          1.6%           2.0%
      Expected stock volatility                            0.41          0.27          0.26
      Expected life in years:
            Grant date to exercise date                    5.7           5.6            5.6
            Vest date to exercise date                     2.4           2.4            2.3

Stock option transactions and prices are summarized as follow:

                                    Number of Options               Weighted-Average Exercise Price Per Share
                               ----------------------------      -------------------------------------------------
                                 Class A         Class B                 Class A                  Class B
                               ------------    ------------        --------------------     --------------------
Options outstanding
  February 28, 1997              1,956,383         912,512               $  23.57                $  14.42
          Granted                1,453,677         470,000                  30.45                   29.50
          Exercised               (616,675)        (33,500)                 21.14                   19.85
          Cancelled               (182,250)              -                  28.96                       -
                               ------------    ------------

Options outstanding
  February 28, 1998               2,611,135      1,349,012               $  27.58                $  19.54
          Granted                   189,850            596                  45.73                   48.06
          Exercised                (395,754)      (573,422)                 25.54                    9.07
          Cancelled                (127,200)        (7,000)                 30.25                   26.13
                               ------------    ------------


Options outstanding
  February 28, 1999              2,278,031         769,186               $  29.18                $  27.30
          Granted                3,648,950               -                  23.81                       -
          Exercised                (20,800)         (2,000)                 20.28                   19.25
          Cancelled               (293,000)         (1,000)                 26.09                   26.13
                               ------------    ------------


Options outstanding
  February 29, 2000              5,613,181         766,186               $  25.87                $  27.32
                               ============    ============


Options exercisable at February 29 or 28:
          2000                   1,709,281         649,436               $  27.47                $  26.93
          1999                   1,235,331         490,936                  26.23                   26.23
          1998                   1,077,035         902,262                  24.42                   14.84


The weighted average remaining contractual life of the options outstanding as of February 29, 2000 is 7.4 years.

Range of exercise prices for options outstanding:

                                Outstanding                     Exercisable
                        -----------------------------   ----------------------------
                                                                                         Weighted-
                                         Weighted-                       Weighted-        Average
                                          Average                         Average        Remaining
     Exercise             Optioned        Exercise       Optioned        Exercise       Contractual
   Price Ranges            Shares          Price          Shares           Price        Life (Years)
--------------------    -------------   -------------   ------------    ------------    -------------
  $15.75 - 19.25            435,250        $19.12           410,550        $19.18           2.3
   19.81 - 23.56          3,061,800         23.55           102,700         23.25           8.6
   23.69 - 26.00            261,500         24.47            47,800         25.01           8.3
   26.06 - 27.25            692,792         27.15           676,492         27.17           5.9
   27.50 - 29.44            173,687         28.45            61,487         28.42           7.6
   29.50 - 29.50          1,338,442         29.50           893,892         29.50           6.5
   29.88 - 48.50            392,146         38.33           174,246         37.49           7.6
   50.00 - 50.00             16,000         50.00             4,000         50.00           8.3
   50.25 - 50.25              7,600         50.25             2,600         50.25           8.1
   51.63 - 51.63                150         51.63               150         51.63           8.3
                        -------------                   ------------
                          6,379,367                       2,373,917
                        =============                   ============

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

AmericanGreetings.com is a web-based provider of greetings and other social communication content to consumers and web-based businesses.

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

Operating Segment Information
-----------------------------

                                           Net Sales                            Earnings
                             -----------------------------------     --------------------------------
                                 2000         1999        1998        2000        1999        1998
                             ----------   ----------  ----------     --------    --------   --------
Social Expressions Products  $1,742,993   $1,829,397  $1,761,814     $340,471    $446,663   $415,167
Intersegment items              (84,822)     (80,264)    (77,346)     (59,486)    (56,533)   (51,849)
                             ----------   ----------  ----------     --------    --------   --------
    Net                       1,658,171    1,749,133   1,684,468      280,985     390,130    363,318
AmericanGreetings.com            14,345        7,577       1,314      (20,373)      3,794      1,099
Non-reportable segments         498,687      440,445     479,930       50,635      44,105     29,178
Non-recurring items                   -            -           -      (46,387)    (13,925)    22,125
Exchange rate adjustment          4,033        8,551      33,053         (631)        883      2,908
Unallocated items - net               -            -           -     (123,605)   (143,390)  (126,191)
                             ----------   ----------  ----------     --------    --------   --------
     Consolidated            $2,175,236   $2,205,706  $2,198,765     $140,624    $281,597   $292,437
                             ==========   ==========  ==========     ========    ========   ========


                                             Assets                           Depreciation                  Capital Expenditures
                             ------------------------------------    -------------------------------   ----------------------------
                                 2000         1999          1998      2000        1999        1998      2000       1999      1998
                             ----------   ----------   ----------    -------     -------     -------   -------    -------   -------
Social Expressions Products  $1,671,288   $1,672,557   $1,520,391    $40,940     $42,689     $39,676   $25,666    $43,907   $45,984
AmericanGreetings.com            31,663       13,309        7,695      1,133         694         702     3,762        401       228
Non-reportable segments         308,346      261,128      284,956     22,233      23,370      24,893    21,103     17,152    21,836
Unallocated and intersegment    503,032      469,016      321,428       (140)        (98)      1,627         -          -         -
items
Exchange rate adjustment          3,654        3,318       26,994        176         394        (972)      222       (510)     (150)
                             ----------   ----------   ----------    -------     -------     -------   -------    -------   -------
     Consolidated            $2,517,983   $2,419,328   $2,161,464    $64,342     $67,049     $65,926   $50,753    $60,950   $67,898
                             ==========   ==========   ==========    =======     =======     =======   =======    =======   =======

Other Information
-----------------

                                 2000         1999         1998
                             ----------   ----------    ----------
Product Information
  Everyday greeting cards      $976,922   $1,051,374    $1,010,857
  Seasonal greeting cards       438,921      450,611       466,761
  Gift wrapping and wrap        301,131      301,517       309,763
accessories
  All other                     458,262      402,204       411,384
                             ----------   ----------    ----------
     Consolidated Net Sales  $2,175,236   $2,205,706    $2,198,765
                             ==========   ==========    ==========

Geographic Information

                                           Net Sales                         Fixed Assets - Net
                               -----------------------------------   -----------------------------------
                                 2000         1999         1998        2000         1999         1998
                             ----------   ----------   ----------    --------     --------     --------
United States                $1,751,686   $1,819,857   $1,864,368    $371,622     $363,802     $371,733
Foreign                         423,550      385,849      334,397      75,793       71,004       75,899
                             ----------   ----------   ----------    --------     --------     --------
     Consolidated            $2,175,236   $2,205,706   $2,198,765    $447,415     $434,806     $447,632
                             ==========   ==========   ==========    ========     ========     ========

NOTE N - INCOME TAXES

Income (loss) before income taxes:

                                                     2000           1999            1998
                                                 -------------   ------------    ------------
United States                                      $ 135,039       $ 300,411      $ 298,817
Foreign                                                5,585         (18,814)        (6,380)
                                                 -------------   ------------    ------------
                                                   $ 140,624       $ 281,597      $ 292,437
                                                 =============   ============    ============

Income taxes (benefit) have been provided as follows:

                                                     2000           1999            1998
                                                 -------------   ------------    ------------
Current:
   Federal                                        $    3,029       $ 111,736       $ 107,135
   Foreign                                            (9,082)        (18,423)         (6,873)
   State and local                                     1,197          16,977          21,318
                                                 -------------   ------------    ------------
                                                      (4,856)        110,290         121,580

Deferred (principally federal)                        55,481          (8,915)        (19,227)
                                                 -------------   ------------    ------------
                                                   $  50,625       $ 101,375       $ 102,353
                                                 =============   ============    ============

Significant components of the Corporation's deferred tax assets and liabilities at February 29, 2000 and February 28, 1999 are as follows:

                                                                    2000            1999
                                                                 ------------    ------------
           Deferred tax assets:
                Employee benefit and incentive plans              $   36,781      $   34,878
                Sales returns                                          2,708          36,924
                Other                                                 73,311          98,253
                                                                 ------------    ------------
                                                                     112,800         170,055

                Valuation allowance                                   (9,467)        (10,819)
                                                                 ------------    ------------

                       Total deferred tax assets                     103,333         159,236

           Deferred tax liabilities:
                Depreciation                                          44,969          47,440
                Other                                                 29,374          28,457
                                                                 ------------    ------------

                       Total deferred tax liabilities                 74,343          75,897
                                                                 ------------    ------------

                Net deferred tax assets                           $   28,990      $   83,339
                                                                 ============    ============

The decrease in the valuation allowance was due to decreases in net operating loss carryforwards in the United Kingdom.

The statutory federal income tax rate and the effective income tax rate are reconciled as follows:

                                               2000         1999         1998
                                              ------       ------       ------

Statutory rate                                  35.0%        35.0%        35.0%
State and local income taxes,
  net of federal tax benefit                     3.8          3.7          4.0
Corporate-owned life insurance investments       0.1         (2.9)        (3.4)
Foreign differences                             (2.1)           -          0.7
Other                                           (0.8)         0.2         (1.3)
                                              ------       ------       ------

Effective tax rate                              36.0%        36.0%        35.0%
                                              ======       ======       ======


Income taxes paid were $19,821 in 2000, $102,363 in 1999 and $101,261 in 1998.

Deferred taxes have not been provided on approximately $51,218 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings, however, foreign tax credits would be available to reduce federal income taxes in the event of distribution. At February 29, 2000, the Corporation had approximately $44,432 of foreign operating loss carryforwards, of which $17,155 have no expiration dates and $27,277 have expiration dates ranging from 2001 through 2010.

The Internal Revenue Service has examined the Corporation's federal income tax returns for the fiscal years ended 1992 through 1995 and, as part of its Coordinated Issues Program, has made inquiries related to the Corporation's corporate-owned life insurance programs. Additional inquiries related to these programs have been made for years 1996 through 1998 which are currently under examination. Although no adjustments to taxable income have been proposed, it is estimated that an unfavorable adjustment, if made, would represent a potential exposure for tax and interest of approximately $130,000 for years 1992 through 1998. The Corporation plans to vigorously contest any proposed adjustments or assessments relative to corporate owned life insurance.

NOTE O - SUBSEQUENT EVENT

On March 2, 2000, the Federal Trade Commission approved the proposed acquisition of all outstanding shares of Gibson Greetings Inc. common stock in a cash transaction estimated at $163,000. The cash tender offer was completed and the acquisition was closed on March 9, 2000.

QUARTERLY RESULTS OF OPERATIONS
-------------------------------
(Unaudited)
Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 29, 2000 and February 28, 1999:

                                                                  Quarter Ended
                                             ------------   ------------    -----------    -----------
                                               May 31         Aug 31          Nov 30         Feb 29
                                             ------------   ------------    -----------    -----------
Fiscal 2000
-----------
Net sales                                       $458,757       $477,783       $623,356       $615,340
Gross profit                                     298,992        288,962        372,583        405,352
Non-recurring charge                                   -         32,747              -          6,126
Net income (loss)                                 10,847       (26,298)         53,882         51,568
Earnings (loss) per share                            .16          (.39)            .81            .79
Earnings (loss)per share -
   assuming dilution                                 .16          (.39)            .81            .79


                                                                  Quarter Ended
                                             ---------------------------------------------------------
                                               May 31         Aug 31          Nov 30         Feb 28
                                             ------------   ------------    -----------    -----------
Fiscal 1999
-----------
Net sales                                       $487,908       $479,733       $638,363       $599,702
Gross profit                                     328,189        309,246        412,032        399,159
Non-recurring gain                                     -              -         13,925              -
Net income                                        33,831         13,925         74,561         57,905
Earnings per share                                   .47            .20           1.06            .83
Earnings per share - assuming dilution               .47            .20           1.04            .82

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
American Greetings Corporation


We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 29, 2000 and February 28, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a) 3. These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                      /s/ Ernst & Young LLP







Cleveland, Ohio
March 28, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with the Corporation's independent auditors on accounting or financial disclosure matters within the three year period ended February 29, 2000, or in any period subsequent to such date.


                                    PART III

         The Corporation hereby incorporates by reference the information called for by Part III of Form 10-K from the Corporation's Notice of Annual Meeting of Shareholders to be held June 23, 2000, and related Proxy Statement filed with the Securities and Exchange Commission on May 16, 2000.


                             (Next item is Part IV)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
        (a)
         1.      Financial Statements
                 --------------------
                 Included in Part II of this report:

                      Consolidated Statement of Income -
                      Years ended February 29, 2000, February 28, 1999 and 1998

                      Consolidated Statement of Financial Position - February 29, 2000 and February 28, 1999

                      Consolidated Statement of Cash Flows - Years ended February 29, 2000, February 28, 1999 and 1998

                      Consolidated Statement of Shareholders' Equity - Years ended February 29, 2000, February 28, 1999 and 1998

                      Notes to Consolidated Financial Statements - Years ended February 29, 2000, February 28, 1999 and 1998

                      Quarterly Results of Operations (Unaudited)

                      Report of Independent Auditors

         2.      Exhibits required by Item 601 of Regulation S-K:
                 ------------------------------------------------

           (3)        Articles of Incorporation and By-laws

                      (i)    Amended Articles of Incorporation of the Registrant

                             This Exhibit has been previously filed as an Exhibit to the Registrant's 10-K Annual Report for the Fiscal year ended February 28, 1999, and is incorporated herein by reference.

                      (ii)   Amended Regulations of the Registrant

                             This Exhibit has been previously filed as an Exhibit to the Registrant's 10-K Annual Report for the Fiscal year ended February 28, 1999, and is incorporated herein by reference.

           (4) Instruments Defining the Rights of Security Holders, including indentures

                      (i)    Trust Indenture, dated as of July 27, 1998

                             This Exhibit has been previously filed as an Exhibit to the Registrant's 10-K Annual Report for the Fiscal year ended February 28, 1999, and is incorporated herein by reference.

                      (ii)   Credit Agreement dated as of August 7, 1998.

                             This Exhibit has been previously filed as an Exhibit to the Registrant's 10-K Annual Report for the Fiscal year ended February 28, 1999, and is incorporated herein by reference.

           (10)       Material Contracts

               (i)(A)  (i)  Officers' contracts *

                               This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

                       (ii) Employment Agreement with Edward Fruchtenbaum, dated January 1, 1998 * This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1998, and is incorporated herein by reference.

                (ii)(A)(i)     Shareholders Agreement dated November 19, 1984 *

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

                       (iii) Executive Incentive Compensation Plan (as Amended and Restated as at March 6, 1989) *

                               This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended February 28, 1997, and is incorporated herein by reference.

                       (iv)    Executive Deferred Compensation Plan *

                               This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year ended February 28, 1999, and is incorporated herein by reference.

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

                       (vii)   Supplemental Executive Retirement Plan *

                               This Exhibit has been previously filed as an Exhibit to the Registrant's Form 10-K Annual Report for the Fiscal Year ended February 28, 1999, and is incorporated herein by reference.

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

               (iii)(A) (i)    Agreement to defer stock option gains with Morry
                               Weiss dated December 15, 1997 *

                               This Exhibit has been previously filed as an Exhibit to the Registrant's 10-K Annual Report for the Fiscal year ended February 28, 1997, and is incorporated herein by reference.

               (21)     Subsidiaries of the Registrant

               (23)     Consent of Independent Auditors

               (27)     Financial Data Schedule

               Executive Compensation Plans and Arrangements

                        The Corporation's executive compensation plans and arrangements are listed under Exhibit 10 hereof and marked by an asterisk (*).

               (b)      Reports on Form 8-K

                        On March 24, 2000, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation had completed its acquisition of Gibson Greetings, Inc. On May 23, 2000, the Corporation filed Form 8-K/A with the Securities and Exchange Commission. This filing amended the Form 8-K filed March 24, 2000 to include the historical and pro forma information required for the combined entity.

                        On May 11, 2000, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation had adopted a change in its method of accounting for certain shipments of seasonal product which carry implied acceptance provisions.

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



                                           AMERICAN GREETINGS CORPORATION
                                           ------------------------------
                                                    (Registrant)



Date:    May 26, 2000                      By:   /s/ Jon Groetzinger, Jr.
       --------------                          -----------------------------
                                               Jon Groetzinger, Jr.
                                               Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           SIGNATURE                                       TITLE                            DATE
           ---------                                       -----                            ----

    /s/ Morry Weiss                                Chairman of the Board;          )
------------------------------------               Chief Executive Officer;
Morry Weiss                                        Director                        )
                                                                                   )
                                                                                   )
    /s/ Edward Fruchtenbaum                        President;                      )
------------------------------------               Chief Operating Officer;
Edward Fruchtenbaum                                Director                        )
                                                                                   )
                                                                                   )
    /s/ Scott S. Cowen                             Director                        )
------------------------------------
Scott S. Cowen                                                                     )
                                                                                   )
    /s/ Stephen R. Hardis                          Director                        )
------------------------------------
Stephen R. Hardis                                                                  )
                                                                                   )
    /s/ Albert B. Ratner                           Director                        )     May 26, 2000
------------------------------------
Albert B. Ratner                                                                   )
                                                                                   )
    /s/ Harry H. Stone                             Director                        )
------------------------------------
Harry H. Stone                                                                     )
                                                                                   )
    /s/ Harriet Mouchly-Weiss                      Director                        )
------------------------------------
Harriet Mouchly-Weiss                                                              )
                                                                                   )
    /s/ James C. Spira                             Director                        )
------------------------------------
James C. Spira                                                                     )
                                                                                   )
    /s/ William S. Meyer                           Senior Vice President;          )
------------------------------------               Chief Financial Officer
William S. Meyer                                   (principal financial officer)   )
                                                                                   )
                                                                                   )
    /s/ Patricia L. Ripple                         Vice President;                 )
------------------------------------               Corporate Controller            )
Patricia L. Ripple                                 (principal accounting officer)  )

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
                                                                (000)

-----------------------------------------------------------------------------------------------------------------------------------
           COLUMN A                            COLUMN B                  COLUMN C                     COLUMN D          COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                             ---------------------------------
                                                 Balance           (1)              (2)                                  Balance
                                              at Beginning   Charged to Costs Charged to Other                            at End
          Description                          of Period       and Expenses   Accounts-Describe  Deductions-Describe     of Period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended February 29, 2000:

Deduction from asset account:

      Allowance for doubtful accounts          $ 15,583          $  7,808          $     (9)(A)       $  4,137(B)        $ 19,245
                                               ========          ========          ========           ========           ========
      Allowance for sales returns              $132,103          $282,170          $  1,796 (A)       $299,277(C)        $116,792
                                               ========          ========          ========           ========           ========
      Allowance for other assets               $ 16,400          $      0          $      0           $  1,500           $ 14,900
                                               ========          ========          ========           ========           ========
Year ended February 28, 1999:

Deduction from asset account:

      Allowance for doubtful accounts          $ 15,661          $  8,472          $     91 (A)       $  8,641(B)        $ 15,583
                                               ========          ========          ========           ========           ========
      Allowance for sales returns              $135,584          $342,267          $    308 (A)       $346,056(C)        $132,103
                                               ========          ========          ========           ========           ========
      Allowance for other assets               $ 16,400          $      0          $      0           $      0           $ 16,400
                                               ========          ========          ========           ========           ========
Year ended February 28, 1998:

Deduction from asset account:

      Allowance for doubtful accounts          $ 15,264          $ 11,585          $ (1,119)(A)       $ 10,069(B)        $ 15,661
                                               ========          ========          ========           ========           ========
      Allowance for sales returns              $121,856          $337,320          $ (1,040)(A)       $322,552(C)        $135,584
                                               ========          ========          ========           ========           ========
      Allowance for other assets               $ 16,400          $      0          $      0           $      0           $ 16,400
                                               ========          ========          ========           ========           ========


Note A: Includes translation adjustment on foreign subsidiary balances; business unit acquisitions for the year ended February 29, 2000 of $440 allowance for doubtful accounts and $1,025 allowance for sales returns; and other minor reclasses and adjustments.
Note B: Accounts charged off, less recoveries.
Note C: Sales returns charged to the allowance account for actual returns for the year.