Form 10-Q
period 2000-05-31
AMERICAN GREETINGS CORP
filed 2000-07-14
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    X       EXCHANGE ACT OF 1934
----------

For the quarterly period ended     May 31, 2000
                               -------------------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
----------

For the transition period from                          to
                                 -----------------------  ----------------------

               Commission file number         1-13859
                                            ------------

                         AMERICAN GREETINGS CORPORATION
           -----------------------------------------------------------
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

Yes   X         No
    ------         ------

As of May 31, 2000, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                            Class A Common    59,766,995
                            Class B Common     4,650,850

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  Financial Statements.......................................1

         Item 2.  Management's Discussion and Analysis......................11


PART II - OTHER INFORMATION
---------------------------

         Item 6.  Exhibits and Reports on Form 8-K......................... 16


SIGNATURES..................................................................16
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                                           (Unaudited)
                                                                        Three Months Ended
                                                                             May 31,
                                                                  ------------      ------------
                                                                      2000              1999
                                                                  ------------      ------------

Net sales                                                         $    595,741      $    458,757

Costs and expenses:
    Material, labor and other production costs                         203,324           159,765
    Selling, distribution and marketing                                263,557           219,322
    Administrative and general                                          68,755            54,603
    Interest                                                            10,775             7,140
    Other (income) expense - net                                       (11,214)              979
                                                                  ------------      ------------
       Total costs and expenses                                        535,197           441,809
                                                                  ------------      ------------

Income before income taxes and
    cumulative effect of accounting change                              60,544            16,948
Income taxes                                                            22,038             6,101
                                                                  ------------      ------------

Income before cumulative effect of
    accounting change                                                   38,506            10,847
Cumulative effect of accounting change,
    net of tax                                                         (21,141)                -
                                                                  ------------      ------------

       Net income                                                 $     17,365      $     10,847
                                                                  ============      ============

Earnings per share and earnings per share asssuming dilution:
    Before cumulative effect of
       accounting change                                          $       0.60      $       0.16
    Cumulative effect of accounting
       change, net of tax                                                (0.33)                -
                                                                  ------------      ------------

Earnings per share and earnings per share
asssuming dilution:                                               $       0.27      $       0.16
                                                                  ============      ============

Dividends per share*                                              $          -      $          -
                                                                  ============      ============
Average number of common shares outstanding                         64,503,935        67,678,717


            See notes to condensed consolidated financial statements.

* Dividend per share of $0.20 paid June 9, 2000 was declared in February 2000. Dividend per share of $0.19 paid June 10, 1999 was declared in February 1999.

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                       (Unaudited)      (Note A)     (Unaudited)
                                                       May 31, 2000  Feb. 29, 2000   May 31, 1999
                                                       ------------  -------------   ------------
ASSETS

Current assets
   Cash and equivalents                                 $   71,293     $   61,010     $  130,107
   Trade accounts receivable, less allowances
     of $152,444, $136,037 and $91,115,respectively
     (principally for sales returns)                       428,630        430,825        335,108
   Inventories                                             312,124        249,433        257,755
   Deferred  and refundable income taxes                   223,615         99,709        127,085
   Prepaid expenses and other                              214,007        259,707        225,121
                                                        ----------     ----------     ----------
           Total current assets                          1,249,669      1,100,684      1,075,176

Goodwill                                                   177,439        149,437        138,741
Other assets                                               891,246        820,447        680,816

Property, plant and equipment - at cost                  1,037,554      1,019,121        965,125
Less accumulated depreciation                              587,820        571,706        539,014
                                                        ----------     ----------     ----------
Property, plant and equipment - net                        449,734        447,415        426,111
                                                        ----------     ----------     ----------
                                                        $2,768,088     $2,517,983     $2,320,844
                                                        ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                             $  310,284     $  109,694     $   35,902
   Accounts payable and accrued liabilities                272,979        213,180        158,555
   Accrued compensation and benefits                        69,780         84,456         55,013
   Dividends payable                                        12,904         25,808         12,806
   Income taxes                                             23,562         13,090          5,307
   Other current liabilities                               153,719        136,260         92,191
                                                        ----------     ----------     ----------
              Total current liabilities                    843,228        582,488        359,774

Long-term debt                                             414,120        442,102        455,074
Other liabilities                                          223,400        195,985        125,490
Deferred income taxes                                       47,415         44,997         52,349
Shareholders' equity                                     1,239,925      1,252,411      1,328,157
                                                        ----------     ----------     ----------
                                                        $2,768,088     $2,517,983     $2,320,844
                                                        ==========     ==========     ==========


           See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                              (Unaudited)
                                                          Three Months Ended
                                                                May 31,
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------

OPERATING ACTIVITIES:
   Net income                                          $  17,365      $  10,847
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation                                        16,361         16,044
      Deferred income taxes                                8,884          5,402
      Cumulative effect of accounting change              21,141              -
      Change in operating assets and liabilities,
          net of effects from acquisition                (55,162)            47
      Other - net                                         (1,731)         3,990
                                                       ---------      ---------
      Cash Provided by Operating Activities                6,858         36,330

INVESTING ACTIVITIES:
   Business acquisitions                                (137,575)             -
   Property, plant & equipment additions                 (11,477)        (7,061)
   Proceeds from sale of fixed assets                     22,024            108
   Investment in corporate-owned life insurance            3,697          4,393
   Other - net                                           (17,354)        (2,842)
                                                       ---------      ---------
      Cash Used by Investing Activities                 (140,685)        (5,402)

FINANCING ACTIVITIES:
   Increase in long-term debt                              1,016         17,685
   Reduction of long-term debt                           (12,863)        (1,690)
   Increase (decrease) in short-term debt                170,627         (8,017)
   Sale of stock under benefit plans                          31            404
   Purchase of treasury shares                            (1,797)       (41,028)
   Dividends to shareholders                             (12,904)       (12,730)
                                                       ---------      ---------
      Cash Provided (Used) by Financing Activities       144,110        (45,376)
                                                       ---------      ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS               10,283        (14,448)

      Cash and Equivalents at Beginning of Year           61,010        144,555
                                                       ---------      ---------
      Cash and Equivalents at End of Period            $  71,293      $ 130,107
                                                       =========      =========


            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Thousands of dollars)


Three Months Ended May 31, 2000 and 1999

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The balance sheet at February 29, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended February 29, 2000.

Note B - Change in Accounting Principle
---------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which among other guidance, clarifies the Staff's views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Corporation adopted a change in its method of accounting for certain shipments of seasonal product which carry implied acceptance provisions. Under the new accounting method adopted retroactive to March 1, 2000, the Corporation now recognizes revenue on these seasonal shipments at the approximate date the merchandise is received by the customer and not upon shipment from the distribution facility.

The cumulative effect of the change on prior years resulted in a one-time non-cash reduction to the Corporation's earnings of $21,141 (net of tax of $12,564) or approximately $0.33 per share, which is included in income for the three months ended May 31, 2000. On a pro forma basis, assuming the Corporation had adopted SAB 101 effective March 1, 1999, the reduction in earnings for the three months ended May 31, 1999 would have approximated the cumulative effect recorded effective March 1, 2000.

For the three months ended May 31, 2000, the Corporation recognized approximately $44,400 in net sales that is included in the cumulative effect adjustment as of March 1, 2000. The effect of those net sales in the first quarter was to increase income by $21,141 (net of tax of $12,564) during that period.

Note C - Seasonal Nature of Business
------------------------------------

The Corporation's business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note D - Acquisition of Gibson Greetings, Inc.
----------------------------------------------

On March 9, 2000, the Corporation completed its acquisition of Gibson Greetings, Inc. for a cash price of $10.25 per share. Gibson Greetings distributes more than 24,000 individual relationship communication products, including greeting cards, gift wrap, party goods and licensed products. E-mail greetings featuring Gibson Greetings content are available through the Egreetings Network in which Gibson holds a minority equity interest.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the statements of consolidated income include the results of Gibson Greetings beginning with the first quarter of fiscal 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Corporation's management based on information currently available and on current assumptions as to future operations. The allocation of the purchase price to the assets acquired and liabilities assumed is subject to revision as a result of the final determination of appraised and other fair values. For financial statement purposes, the excess of cost over net assets acquired is amortized by the straight-line method over 40 years. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated Fair Values
   Assets Acquired                                                    $296,086
   Liabilities Assumed                                                (142,919)
Excess of cost over net assets acquired                                 24,555
                                                                      --------
Purchase price                                                         177,722
Less cash acquired                                                      10,147
                                                                      --------
Net cash paid (including $30,000 paid in prior fiscal year)           $167,575
                                                                      ========

The acquisition of Gibson was primarily financed through short-term borrowings; however, the Corporation will continue to evaluate long-term financing options.

Unaudited pro forma results of operations for the three month period ended May 31, 1999, as if the Corporation and Gibson Greetings had been combined as of the beginning of that period, follow. Consolidated results for the first three months ended May 31, 2000, as reported, include the results of Gibson Greetings for the entire period. The pro forma results include preliminary estimates and assumptions which the Corporation's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of the Corporation and Gibson Greetings, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                             Pro forma
                                                         Three months ended
                                                            May 31, 1999
                                                         ------------------
Net sales                                                      $552,973

Net income                                                        3,368

Earnings per share and earnings per share
      assuming dilution                                        $   0.05

Note E - Earnings Per Share
---------------------------

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:


                                                                    Three Months Ended
                                                                          May 31,
                                                                  ---------------------
                                                                    2000         1999
                                                                  ---------     -------
       Numerator:
         Net income for earnings per share
            and earnings per share -
            assuming dilution                                     $  17,365     $10,847
                                                                  =========     =======

       Denominator (thousands):
         Denominator for earnings per share
         -weighted average shares outstanding                        64,504      67,679
         Effect of dilutive securities - stock options                    -           -
                                                                  ---------     -------

         Denominator for earnings per share-assuming dilution
         -adjusted weighted average shares outstanding               64,504      67,679
                                                                  =========     =======

   Earnings per share                                             $    0.27     $  0.16
                                                                  =========     =======

   Earnings per share - assuming dilution                         $    0.27     $  0.16
                                                                  =========     =======



Certain stock options have been excluded for the three months ended May 31, 2000 and 1999 because they would have been anitdilutive.

Note F - Comprehensive Income (Loss)
------------------------------------


The Corporation's total comprehensive income (loss) was as follows:




                                                            Three Months Ended
                                                                 May 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------

Net income                                               $ 17,365      $ 10,847

Other comprehensive (loss) income
  Foreign currency translation adjustments                (14,933)        4,708
    Unrealized (loss) gain on available-for-sale
      securities                                          (13,151)        6,212
                                                         --------      --------
   Other comprehensive (loss) income                      (28,084)       10,920
                                                         --------      --------

Total comprehensive (loss) income                        $(10,719)     $ 21,767
                                                         ========      ========

Note G - Business Segment Information
-------------------------------------

                                                         Three Months Ended
                                                              May 31,
                                                     --------------------------
                                                        2000             1999
                                                     ---------        ---------

Net Sales
         Social Expressions Products                 $ 522,603        $ 387,714
         Intersegment items                            (17,127)         (18,035)
                                                     ---------        ---------
              Net                                      505,476          369,679
         AmericanGreetings.com                           4,743            3,447
         Non-reportable segments                        87,294           84,992
         Exchange rate adjustment-net                   (1,772)             639
                                                     ---------        ---------
              Consolidated total                     $ 595,741        $ 458,757
                                                     =========        =========


Earnings
         Social Expressions Products                 $ 105,802        $  58,583
         Intersegment items                            (12,640)         (13,113)
                                                     ---------        ---------
         Total                                          93,162           45,470
         AmericanGreetings.com                         (10,527)              96
         Non-reportable segments                          (249)           2,383
         Exchange rate adjustment - net                     48             (508)
         Unallocated items - net                       (21,890)         (30,493)
                                                     ---------        ---------
              Consolidated total                     $  60,544        $  16,948
                                                     =========        =========

Note H - New Accounting Standards
---------------------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This standard, along with its subsequent amendments, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than the fiscal quarter beginning March 1, 2001. The Corporation is currently analyzing the effect of this standard and does not expect it to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

Note I - Inventories
--------------------

                                              May 31, 2000     February 29, 2000  May 31, 1999
                                           ------------------- -------------------------------
Raw materials                                   $ 49,116          $ 38,218          $ 34,772
Work in process                                   37,735            27,099            28,424
Finished products                                274,916           229,887           244,551
                                                --------          --------          --------
                                                 361,767           295,204           307,747
Less LIFO reserve                                 90,843            90,343            91,693
                                                --------          --------          --------
                                                 270,924           204,861           216,054
Display materials and factory supplies            41,200            44,572            41,701
                                                --------          --------          --------
Inventories                                     $312,124          $249,433          $257,755
                                                ========          ========          ========

Note J - Deferred Costs
-----------------------

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

As of May 31, 2000, February 29, 2000 and May 31, 1999 deferred costs and future payment commitments are included in the following financial statement captions:

                                              May 31, 2000     February 29, 2000 May 31, 1999
                                           ------------------- -------------------------------
Prepaid expenses and other                      $157,198          $200,517          $192,618
Other assets                                     777,395           679,214           566,829
Other current liabilities                       (138,095)         (118,250)          (92,191)
Other liabilities                               (182,084)         (163,865)          (94,551)
                                                --------          --------          --------
                                                $614,414          $597,616          $572,705
                                                ========          ========          ========

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------------

BUSINESS DEVELOPMENTS

On June 12, 2000, the Corporation announced an agreement to acquire the stock of CPS Corporation, a leading supplier of gift wrap and decorative packaging, and headquartered in Franklin, Tennessee. This acquisition expands the Corporation's seasonal boxed card, gift wrap, and decorative packaging product offering, adds new customers and channels of distribution, and includes two state-of-the-art manufacturing and distribution facilities in Tennessee and Kentucky. CPS will become part of Plus Mark, the promotional giftwrap and Christmas boxed card unit of American Greetings.

On May 11, 2000, the Corporation withdrew an initial public offering to sell a minority interest in its internet division, AmericanGreetings.com, due to unfavorable market conditions.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which among other guidance, clarifies the Staff's views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Corporation adopted a change in its method of accounting for certain shipments of seasonal product which carried implied acceptance provisions. Under the new accounting method adopted retroactive to March 1, 2000, the Corporation now recognizes revenue on these seasonal shipments at the approximate date the merchandise is received by the customer and not upon shipment from the distribution facility.

The cumulative effect of the change on prior years resulted in a one-time non-cash reduction to the Corporation's earnings of $21,141 (net of tax of $12,564) or approximately $0.33 per share, which is included in income for three months ended May 31, 2000.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2001 increased 29.9% to $595.7 million over the same period in the prior year. The increase in net sales was primarily due to the Gibson acquisition and to a change in accounting for recording seasonal product shipments effective March 1, 2000 (see note B). On a normalized basis, excluding the impact of the Gibson acquisition and the seasonal sales shift resulting from the accounting change discussed above of $69.8 million and $44.4 million respectively, net sales improved 4.9% compared to the prior year. Key components of this performance were strong sales in the UK and increased sales of accessory product in the U.S. Unit sales of total greeting cards increased approximately 30% for the quarter from the same period in the prior year. Excluding the Gibson acquisition and the seasonal sales shift, unit sales of total greeting cards decreased approximately 2%.

Material, labor and other production costs as a percentage of net sales for the quarter decreased to 34.1% from 34.8% in the prior year. Excluding the Gibson acquisition and the seasonal sales shift, the percentage would have been relatively flat in comparison to prior year.

Selling, distribution and marketing expenses as a percentage of net sales were 44.2% for the three months ended May 31, 2000. Excluding the Gibson acquisition and the seasonal sales shift, this percentage increased to 48.9% from 47.8% in the prior year. The increase was primarily due to additional costs relating to the internet division and to higher order fulfillment costs.

Administrative and general expenses increased $14.2 million to $68.8 million in comparison to the same period in the prior year. The acquisition of Gibson contributed $9.8 million to this increase while increased expenses associated with the internet division accounted for $2.4 million of the increase.

Interest expense increased from the prior year by $3.6 million for the quarter. This increase was primarily due to higher borrowing levels to fund the Corporation's recent acquisition of Gibson and to fund the Corporation's common stock repurchase program.

Other (income) expense was $11.2 million of income for the quarter compared to $1.0 million of expense in the prior year. The improvement was due primarily to an $8.4 million gain on the sale of a Canadian building.

The effective tax rate for the three months was 36.4%, up slightly from 36.0% in the prior year due to higher foreign income, particularly in the United Kingdom.

Earnings per share before cumulative effect of accounting change were $0.60 for the quarter. This includes a $0.33 profit impact for the change in recording certain seasonal sales, a $0.10 loss associated with the Corporation's internet division and an $0.08 gain on the sale of a Canadian building. Excluding these items, adjusted earnings per share for the quarter were $0.29 per share compared to $0.16 last year.

RESTRUCTURING ACTIVITIES AND SPECIAL CHARGES

Fiscal 2000 - Fourth Quarter
During the fourth quarter of fiscal 2000, the Corporation recorded a $6.1 million ($4.8 million net of tax, or earnings per share of $.08) restructure charge related to various foreign operations. The primary component of this charge was for the rationalization of various warehouse, distribution and manufacturing facilities in the United Kingdom in order to increase operating efficiency and lower fixed expenses. Additional initiatives include, to a lesser extent, the integration of Mexican manufacturing in the United States and the realignment of various business functions in Australia.

The restructure charge included $5.2 million for costs of severing employees, $.6 million for lease exit costs, $.3 million for the write off of assets no longer in use and other restructure costs. In total, approximately 336 positions will be eliminated comprised of 304 hourly and 32 salaried employees. As of May 31, 2000, 35 hourly and 7 salaried employees have been severed. All activities are expected to be completed by the end of FY2001 and the Corporation anticipates annual cost savings to be approximately $4.0 million.

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

The restructure charge of $32.7 million includes $25.8 million of severance, pension and personnel related items, $4.6 million of facility shut-down costs, $1.5 million of lease exit costs and $0.8 million related to other restructure costs. As of May 31, 2000, 709 Canadian employees have been terminated as a result of the Corporation's realignment of its manufacturing and distribution operations. All initiatives associated with the Canadian restructuring are expected to be completed by the end of August 2000 and the Corporation anticipates annual aggregate cost savings to be approximately $12 million.

The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in 2000.


                                            Facility       Kiosk        Lease
                             Termination    Shut-Down      Exit          Exit         Other
                              Benefits        Costs        Costs         Costs        Costs         Total
                              --------      --------     --------      --------      --------     --------
                                                         (Thousands of dollars)

Balance February 29, 2000     $ 25,156      $  4,081     $     48      $  1,016      $    626     $ 30,927

Cash Expenditures              (12,600)         (667)         (13)          (12)          (22)     (13,314)

Non-Cash Charges                              (2,334)                                               (2,334)

Change in Estimate                  45                        (35)                        (10)
                              --------      --------     --------      --------      --------     --------

Balance May 31, 2000          $ 12,601      $  1,080     $      0      $  1,004      $    594     $ 15,279
                              ========      ========     ========      ========      ========     ========

Included in accounts payable and accrued liabilities at May 31, 2000 is $15.3 million related to severance and other exit costs for those actions not completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for May 31, 1999 has been included.

Operations provided $6.9 million of cash for the first three months, a decrease of $29.5 million from the same period last year due primarily to an unfavorable change in working capital partially offset by an increase in earnings. The unfavorable working capital movements were due primarily to increased levels of accounts receivable and inventory partially offset by lower income tax payments.

Accounts receivable, net of the effect of acquisitions, decreased $32.3 million from February 29, 2000, compared to a decrease of $56.6 million during the same period in the prior year, due to increased sales levels and timing of receipts of several customers remittances that were received early in the second quarter. Net accounts receivable increased to 18.5% (17.4% excluding acquisitions) of the prior twelve months' sales at May 31, 2000 compared to 15.4% at May 31, 1999.

Inventories, net of the effect of acquisitions, used $21.4 million of cash for the first three months compared to a use of $4.2 million during the same period in the prior year. The majority of this increase is attributable to the consumer products group as increased inventory levels are needed to meet anticipated higher sales volumes. Inventories as a percent of the prior twelve months' material, labor, and other production costs increased to 36.6% (32.8% excluding acquisitions) at May 31, 2000 from 34.0% at May 31, 1999.

Amortization of deferred costs exceeded payments by $15.2 million for the first three months compared to $19.8 million during the same period in the prior year. Both years performance reflects lower payments under agreements with certain retailers.

Accounts payable and other liabilities used $56.9 million of cash for the first three months compared to $73.3 million over the same period last year due to lower income tax payments.

Investing activities used $140.7 million in cash for the first three months this year which includes $134.9 million of cash for the Gibson acquisition. Excluding the Gibson acquisition, investing activities used $5.8 million of cash for the quarter compared to $5.4 million in the prior year. The current year usage reflects the proceeds from the sale of a Canadian building partially offset by the impact of foreign currency exchange.

Financing activities provided $144.1 million for the three months compared to using $45.4 million during the same period in the prior year. The current period activity reflects an increase in short-term borrowings to fund the Gibson acquisition; however, the Corporation will continue to evaluate long term financing options. The Corporation continued, but to a much lesser extent, the repurchase of its Class A common stock as 0.1 million shares of common stock were purchased for $1.8 million at an average price of $17.07 per share. During the same period last year, 1.7 million shares of stock had been purchased for $41.0 million.

As a result of the Gibson acquisition, total debt less cash increased from $360.9 million at May 31, 1999 to $653.1 million at May 31, 2000. Debt as a percentage of debt plus equity increased to 36.9% at May 31, 2000 from 27.0% at May 31, 1999. On a per-share basis, shareholders' equity decreased from $19.71 per share at May 31, 1999 to $19.25 at May 31,2000.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 29, 2000, the end of its preceding fiscal year, to May 31, 2000, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31,1999, the end of the corresponding fiscal quarter last year, to May 31, 2000, except the changes discussed above and aside from normal seasonal fluctuations.


PROSPECTIVE INFORMATION

Management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation, except those mentioned above. However, the Corporation's future results could be negatively impacted by such factors as retail bankruptcies, a weak retail environment, loss of retail accounts to other suppliers or as a result of retail consolidation and competitive terms of sale offered to customers to expand or maintain business. Other risks, which are not all-inclusive, include the demand for the Corporation's goods and services; competitive factors in the industries in which the Corporation competes; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions, as well as economic conditions in the various markets served by the Corporation's operations. Please see the Corporation's Form 10-K for the year ended February 28, 2000 for other risks and uncertainties that may affect future results.

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


July 14, 2000