Form 10-Q
period 2000-08-31
AMERICAN GREETINGS CORP
filed 2000-10-13
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         X        SECURITIES EXCHANGE ACT OF 1934
-----------------

For the quarterly period ended                   August 31, 2000
                              --------------------------------------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----------------

For the transition period from                           to
                               -------------------------    --------------------

                Commission file number                        1-13859
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

Yes          X               No
       -----------                --------------

As of August 31, 2000, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:
                                    Class A Common   58,955,826
                                    Class B Common    4,647,190

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------

PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  Financial Statements............................................................................1

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................14


PART II - OTHER INFORMATION
---------------------------
         Item 1.  Legal Proceedings..............................................................................21
         Item 4.  Submission of Matters to a Vote of Security Holders............................................21
         Item 6.  Exhibits and Reports on Form 8-K.............................................................. 22


SIGNATURES.......................................................................................................22
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                                              (Unaudited)
                                                                            Six Months Ended
                                                                               August 31,
                                                                      ----------------------------
                                                                          2000            1999
                                                                      ------------    ------------

Net sales                                                             $  1,089,473    $    936,540

Costs and expenses:
    Material, labor and other production costs                             398,435         348,586
    Selling, distribution and marketing                                    532,756         454,031
    Administrative and general                                             138,570         108,838
    Non-recurring items                                                       --            32,747
    Interest                                                                24,583          15,110
    Other (income) expense - net                                            (9,573)          1,371
                                                                      ------------    ------------
       Total costs and expenses                                          1,084,771         960,683
                                                                      ------------    ------------

Income (loss) before income taxes and
    cumulative effect of accounting change                                   4,702         (24,143)
Income taxes                                                                 1,701          (8,692)
                                                                      ------------    ------------

Income (loss) before cumulative effect of
    accounting change                                                        3,001         (15,451)
Cumulative effect of accounting change,
    net of tax                                                             (21,141)           --
                                                                      ------------    ------------

       Net loss                                                       $    (18,140)   $    (15,451)
                                                                      ============    ============

Earnings (loss) per share and earnings (loss) per share
  assuming dilution:
    Before cumulative effect of
       accounting change                                              $       0.05    $      (0.23)
    Cumulative effect of accounting
       change, net of tax                                                    (0.33)           --
                                                                      ------------    ------------

Loss per share and loss per share
assuming dilution                                                     $      (0.28)   $      (0.23)
                                                                      ============    ============

Dividends per share*                                                  $       0.21    $       0.20
                                                                      ============    ============

Average number of common shares outstanding                             63,796,233      66,663,719

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

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                        (Unaudited)
                                                     Three Months Ended
                                                          August 31,
                                                 ----------------------------
                                                      2000            1999
                                                 ------------    ------------

Net sales                                        $    493,732    $    477,783

Costs and expenses:
    Material, labor and other production costs        195,111         188,821
    Selling, distribution and marketing               269,199         234,709
    Administrative and general                         69,815          54,235
    Non-recurring items                                  --            32,747
    Interest                                           13,808           7,970
    Other (income) expense - net                        1,641             392
                                                 ------------    ------------
       Total costs and expenses                       549,574         518,874
                                                 ------------    ------------


Loss before income taxes                              (55,842)        (41,091)
Income taxes                                          (20,337)        (14,793)
                                                 ------------    ------------

       Net loss                                  $    (35,505)   $    (26,298)
                                                 ============    ============


Loss per share and loss per share
assuming dilution                                $      (0.55)   $      (0.39)
                                                 ============    ============

Dividends per share                              $       0.21    $       0.20
                                                 ============    ============

Average number of common shares outstanding        63,088,531      65,648,721

            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                        (Unaudited)         (Note A)         (Unaudited)
                                                      August 31, 2000     Feb. 29, 2000    August 31, 1999
                                                     ----------------   ----------------   ----------------
ASSETS

Current assets
   Cash and equivalents                              $         66,147   $         61,010   $         28,525
   Trade accounts receivable, less allowances
     of $91,392, $136,037 and $87,377, respectively
     (principally for sales returns)                          363,690            430,825            394,126
   Inventories                                                434,213            249,433            289,519
   Deferred  and refundable income taxes                      226,546             99,709            143,550
   Prepaid expenses and other                                 232,649            259,707            247,849
                                                     ----------------   ----------------   ----------------
           Total current assets                             1,323,245          1,100,684          1,103,569

Goodwill                                                      211,593            149,437            134,509
Other assets                                                  837,994            820,447            691,817

Property, plant and equipment - at cost                     1,064,651          1,019,121            973,577
Less accumulated depreciation                                 592,628            571,706            549,289
                                                     ----------------   ----------------   ----------------
Property, plant and equipment - net                           472,023            447,415            424,288
                                                     ----------------   ----------------   ----------------
                                                     $      2,844,855   $      2,517,983   $      2,354,183
                                                     ================   ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                          $        509,758   $        109,694   $        144,904
   Accounts payable and accrued liabilities                   292,519            213,180            214,741
   Accrued compensation and benefits                           74,533             84,456             62,020
   Dividends payable                                           13,105             25,808             12,904
   Other current liabilities                                  132,709            149,350            115,853
                                                     ----------------   ----------------   ----------------
              Total current liabilities                     1,022,624            582,488            550,422

Long-term debt                                                398,902            442,102            439,490
Other liabilities                                             210,324            195,985            112,665
Deferred income taxes                                          53,805             44,997             52,214
Shareholders' equity                                        1,159,200          1,252,411          1,199,392
                                                     ----------------   ----------------   ----------------
                                                     $      2,844,855   $      2,517,983   $      2,354,183
                                                     ================   ================   ================


            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                                  (Unaudited)
                                                                Six Months Ended
                                                                   August 31,
                                                             ----------------------
                                                                2000         1999
                                                             ---------    ---------

OPERATING ACTIVITIES:
     Net loss                                                $ (18,140)   $ (15,451)
     Adjustments to reconcile to net cash
     used by operating activities:
        Cumulative effect of accounting change, net of tax      21,141         --
        Non-recurring items                                       --         32,747
        Depreciation and amortization                           46,069       32,129
        Deferred income taxes                                   (3,770)     (11,182)
        Change in operating assets and liabilities,
            net of effects from acquisition                    (98,933)     (72,687)
        Other - net                                             (7,444)       7,008
                                                             ---------    ---------
        Cash Used by Operating Activities                      (61,077)     (27,436)

INVESTING ACTIVITIES:
     Business acquisitions                                    (168,575)        --
     Property, plant & equipment additions                     (33,804)     (22,597)
     Proceeds from sale of fixed assets                         22,888          643
     Investment in corporate-owned life insurance                   93        3,144
     Other - net                                                (8,700)     (18,295)
                                                             ---------    ---------
        Cash Used by Investing Activities                     (188,098)     (37,105)

FINANCING ACTIVITIES:
     Increase in long-term debt                                   --         14,979
     Reduction of long-term debt                               (49,785)      (1,411)
     Increase in short-term debt                               373,781       89,641
     Sale of stock under benefit plans                            --            989
     Purchase of treasury shares                               (43,596)    (130,054)
     Dividends to shareholders                                 (26,088)     (25,633)
                                                             ---------    ---------
        Cash Provided (Used) by Financing Activities           254,312      (51,489)
                                                             ---------    ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      5,137     (116,030)

        Cash and Equivalents at Beginning of Year               61,010      144,555
                                                             ---------    ---------
        Cash and Equivalents at End of Period                $  66,147    $  28,525
                                                             =========    =========


            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Thousands of dollars except per share amounts)


Six Months Ended August 31, 2000 and 1999

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

The cumulative effect of the change on prior years resulted in a one-time non-cash reduction to the Corporation's earnings of $21,141 (net of tax of $12,564) or approximately $0.33 per share, which is included in income for the three months ended May 31, 2000. The effect of the change on the three months ended August 31,2000 was to reduce earnings by approximately $35,965 or $0.56 per share. The effect of the change on the six months ended August 31, 2000 was to reduce earnings by approximately $14,824 or $0.23 per share. On a pro forma basis, assuming the Corporation had adopted SAB 101 effective March 1, 1999, the reduction in earnings for the three and six months ended August 31, 1999 would have approximated the impact for the three and six months ended August 31, 2000.

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

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of income include the results of Gibson Greetings beginning with the first quarter of fiscal 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Corporation's management based on information currently available and on current assumptions as to future operations. The allocation of the purchase price to the assets acquired and liabilities assumed is subject to revision as a result of the final determination of appraised and other fair values. For financial statement purposes, the excess of cost over net assets acquired is amortized by the straight-line method over 40 years. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
   Assets acquired                                                                                 $296,086
   Liabilities assumed                                                                             (142,919)
Excess of cost over net assets acquired                                                              24,555
                                                                                             ----------------
Purchase price                                                                                      177,722
Less cash acquired                                                                                   10,147
                                                                                             ----------------
Net cash paid (including $30,000 paid in prior fiscal year)                                        $167,575
                                                                                             ================

The acquisition of Gibson was primarily financed through short-term borrowings; however, the Corporation will continue to evaluate long-term financing options.

Unaudited pro forma results of operations for the six month period ended August 31, 1999, as if the Corporation and Gibson Greetings had been combined as of the beginning of that period, follow. Consolidated results for the first six months ended August 31, 2000, as reported, include the results of Gibson Greetings for the entire period. The pro forma results include preliminary estimates and assumptions which the Corporation's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of the Corporation and Gibson Greetings, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma results for the six months ended August 31, 1999 include a charge recorded by Gibson Greetings of approximately $22,000 related to its decision to seek a buyer for its Silly Slammers business.

                                                                                    Pro forma
                                                                                Six months ended
                                                                                 August 31, 1999
                                                                          ------------------------------
Net sales                                                                          $1,102,059

Net income (loss)                                                                     (44,954)

Earnings (loss) per share and earnings (loss) per share assuming                       $(0.67)
dilution

Note E - Earnings Per Share
---------------------------

The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share - assuming dilution:


                                                              Six Months Ended
                                                                  August 31,
                                                             --------------------
                                                               2000        1999
                                                             --------    --------
    Numerator:
      Net income (loss) for earnings per share
         and earnings (loss) per share -
         assuming dilution                                   $(18,140)   $(15,451)
                                                             ========    ========

    Denominator (thousands):
      Denominator for earnings per share
      -weighted average shares outstanding                     63,796      66,664
      Effect of dilutive securities - stock options
                                                                 --           112
                                                             --------    --------

      Denominator for earnings per share-assuming dilution
      -adjusted weighted average shares outstanding            63,796      66,776
                                                             ========    ========

Earnings (loss) per share                                    $  (0.28)   $  (0.23)
                                                             ========    ========

Earnings (loss) per share - assuming dilution                $  (0.28)   $  (0.23)
                                                             ========    ========

                                                                       Three Months Ended
                                                                            August 31,
                                                               ----------------------------------
                                                                     2000               1999
                                                               ---------------    ---------------
      Numerator:
        Net income (loss) for earnings per share
           and earnings (loss) per share -
           assuming dilution                                   $       (35,505)   $       (26,298)
                                                               ===============    ===============

      Denominator (thousands):
        Denominator for earnings per share
        -weighted average shares outstanding                            63,089             65,649
        Effect of dilutive securities - stock options                     --                  112
                                                               ---------------    ---------------

        Denominator for earnings per share-assuming dilution
        -adjusted weighted average shares outstanding                   63,089             65,761
                                                               ===============    ===============

Earnings (loss) per share                                      $         (0.55)   $         (0.39)
                                                               ===============    ===============

Earnings (loss) per share - assuming dilution                  $         (0.55)   $         (0.39)
                                                               ===============    ===============

Certain stock options have been excluded for the three and six months ended August 31, 2000 because they would have been antidilutive.

Note F - Comprehensive Income (Loss)
------------------------------------


The Corporation's total comprehensive income (loss) was as follows:




                                                                      Six Months Ended
                                                                         August 31,
                                                                   --------------------
                                                                     2000        1999
                                                                   --------    --------

Net income (loss)                                                  $(18,140)   $(15,451)

Other comprehensive (loss) income
  Foreign currency translation adjustments                          (10,452)      2,634
  Unrealized (loss) gain on available-for-sale securities           (19,039)      7,163
                                                                   --------    --------
    Other comprehensive (loss) income                               (29,491)      9,797
                                                                   --------    --------

Total comprehensive (loss) income                                  $(47,631)   $ (5,654)
                                                                   ========    ========


                                                                    Three Months Ended
                                                                         August 31,
                                                                   --------------------
                                                                     2000        1999
                                                                   --------    --------

Net income (loss)                                                  $(35,505)   $(26,298)

Other comprehensive (loss) income
  Foreign currency translation adjustments                            4,481      (2,074)
  Unrealized (loss) gain on available-for-sale securities            (5,888)        951
                                                                   --------    --------
    Other comprehensive (loss) income                                (1,407)     (1,123)
                                                                   --------    --------

Total comprehensive (loss) income                                  $(36,912)   $(27,421)
                                                                   ========    ========

Note G - Business Segment Information
-------------------------------------

                                                   Six Months Ended
                                                      August 31,
                                              --------------------------
                                                  2000           1999
                                              -----------    -----------

Net Sales
             Social Expressions Products      $   914,866    $   792,266
             Intersegment items                    37,202         39,925
                                              -----------    -----------
                  Total                           877,664        752,341
             AmericanGreetings.com                 11,560          6,577
             Non-reportable segments              205,697        176,310
             Exchange rate adjustment-net          (5,448)         1,312
                                              -----------    -----------
                  Consolidated total          $ 1,089,473    $   936,540
                                              ===========    ===========


Earnings
             Social Expressions Products      $   111,011    $   107,754
             Intersegment items                    27,220         28,279
                                              -----------    -----------
                  Total
                                                   83,791         79,475
             AmericanGreetings.com                (20,080)        (5,676)
             Non-reportable segments                1,164          2,353
             Exchange rate adjustment - net           (87)        (1,541)
             Non-recurring item                      --          (32,747)
             Unallocated items - net              (60,086)       (66,007)
                                              -----------    -----------
                  Consolidated total          $     4,702    $   (24,143)
                                              ===========    ===========

                                                Three Months Ended
                                                    August 31,
                                              ----------------------
                                                 2000         1999
                                              ---------    ---------

Net Sales
             Social Expressions Products      $ 392,263    $ 404,552
             Intersegment items                  20,075       21,890
                                              ---------    ---------
                  Total                         372,188      382,662
             AmericanGreetings.com                6,816        3,130
             Non-reportable segments            118,403       91,318
             Exchange rate adjustment-net        (3,675)         673
                                              ---------    ---------
                  Consolidated total          $ 493,732    $ 477,783
                                              =========    =========


Earnings
             Social Expressions Products      $   5,200    $  49,171
             Intersegment items                  14,580       15,166
                                              ---------    ---------
                  Total
                                                 (9,380)      34,005
             AmericanGreetings.com               (9,540)      (5,772)
             Non-reportable segments              1,413          (30)
             Exchange rate adjustment - net        (126)        (612)
             Non-recurring item                    --        (32,747)
             Unallocated items - net            (38,209)     (35,935)
                                              ---------    ---------
                  Consolidated total          $ (55,842)   $ (41,091)
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

Note I - Inventories
--------------------

                                                             August 31, 2000       February 29, 2000    August 31, 1999
                                                            -------------------  -----------------------------------------
Raw materials                                                        $  54,265             $  38,218            $  38,259
Work in process                                                         42,676                27,099               29,833
Finished products                                                      381,019               229,887              271,363
                                                            -------------------  --------------------  -------------------
                                                                       477,960               295,204              339,455
Less LIFO reserve                                                       83,580                90,343               92,400
                                                            -------------------  --------------------  -------------------
                                                                       394,380               204,861              247,055
Display materials and factory supplies                                  39,833                44,572               42,464
                                                            -------------------  --------------------  -------------------
Inventories                                                          $ 434,213            $  249,433            $ 289,519
                                                            ===================  ====================  ===================

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

As of August 31, 2000, February 29, 2000 and August 31, 1999 deferred costs and future payment commitments are included in the following financial statement captions:

                                                             August 31, 2000       February 29, 2000    August 31, 1999
                                                            -------------------  --------------------  -------------------
Prepaid expenses and other                                          $  158,431            $  200,517            $ 195,734
Other assets                                                           745,038               679,214              560,031
Other current liabilities                                             (131,739)             (118,250)            (104,993)
Other liabilities                                                     (171,059)             (163,865)             (81,369)
                                                            -------------------  --------------------  -------------------
                                                                    $  600,671            $  597,616            $ 569,403
                                                            ===================  ====================  ===================

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

BUSINESS DEVELOPMENTS

In July, 2000, the Corporation completed the acquisition of CPS Corporation, a leading supplier of gift wrap and decorative packaging, and headquartered in Franklin, Tennessee. This acquisition expands the Corporation's seasonal boxed card, gift wrap, and decorative packaging product offering, adds new customers and channels of distribution, and includes two state-of-the-art manufacturing and distribution facilities in Tennessee and Kentucky. CPS will become part of Plus Mark, the promotional giftwrap and Christmas boxed card unit of American Greetings.

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


RESULTS OF OPERATIONS

Net sales were $493.7 million for the quarter ended August 31, 2000, an increase of 3.3% over the prior year. Net sales for the second quarter were negatively impacted by the change in accounting for recording certain seasonal product shipments effective March 1, 2000 (see note B). As a result, a majority of Christmas and Fall seasonal program sales, which in previous years were recorded in the second quarter, will this year be recognized in the third quarter. However, this year's second quarter results were bolstered by sales of the newly-acquired Gibson Greetings and CPS units, which significantly offset the seasonal program shift noted above. On a normalized basis, excluding the quarter to date impact of the acquisitions and the seasonal sales shift to the third quarter of $65.9 million and $81.5 million respectively, net sales improved 6.6% compared to the prior year. The primary component of this performance was increased sales of accessory product in the United States. Unit sales of everyday greeting cards increased approximately 11% for the quarter from the same period in the prior year. Excluding the Gibson acquisition, unit sales of everyday greeting cards decreased approximately 3%.

For the six months ended August 31, 2000, net sales were $1.089 billion, an increase of 16.3% compared to the same period last year. Net sales on a year to date basis were negatively impacted, to a much lesser extent than the quarter, by the change in accounting for recording seasonal product shipments effective March 1, 2000 (see note B). The shift in Christmas and Fall seasonal program sales of $81.5 million from the second quarter to the third quarter was partially offset by the recording of $44.4 million of Mother's Day, Father's Day and Graduation sales in the first quarter of this fiscal year, which in previous years would have been recorded in the fourth quarter immediately preceding. Additionally, the Gibson and CPS acquisitions contributed $135.7 million of net sales through the first six months. On a normalized basis, excluding the year to date impact of the acquisitions and the seasonal sales shift, net sales improved 5.8% compared to the prior year. Key components of this performance were increased sales of accessory product in the United States, primarily party products which increased $13.7 million, and to strong sales in Canada and the United Kingdom which increased $4.6 million and $4.1 million, respectively. Unit sales of everyday greeting cards increased approximately 9% for the six months from the same period in the prior year. Excluding the Gibson acquisition, unit sales of everyday greeting cards decreased approximately 5%.

Material, labor and other production costs as a percentage of net sales for the six months decreased to 36.6% from 37.2 % in the prior year. For the quarter, the percentage remained relatively flat at 39.5% compared to prior year. Excluding acquisitions and the impact of the seasonal sales shift, the percentage would have been relatively flat in comparison to prior year for both the quarter and the six months.

Selling, distribution and marketing expenses as a percentage of net sales were 54.5% for the three months ended August 31, 2000, up from 49.1% in the prior year. For the six month period, selling, distribution, and marketing expenses were 48.9% of net sales compared to 48.5% in the prior year. The increase in both periods was primarily due to additional costs relating to the internet division and to higher order fulfillment costs.

Administrative and general expenses increased $15.6 million to $69.8 million in comparison to the same period in the prior year for the quarter. Acquisitions accounted for $8.0 million of this increase while an increase in bad debt expense added $3.2 million. For the six months, administrative and general expenses were $138.6 million, up from $108.8 million in the prior year. Key components of the increase were $17.8 million from the acquired companies, an increase of $6.1 million of bad debt expense and $4.3 million of increased costs related to the internet division.

Interest expense increased from the prior year by $5.8 million for the quarter and $9.5 million for the six months. This increase was primarily due to higher borrowing levels to fund the Corporation's acquisition of Gibson and CPS and to fund the Corporation's common stock repurchase program.

Other (income) expense was $1.6 million of expense for the quarter compared to $0.4 million of expense in the prior year due to lower royalty income. For the six-month period, other (income) expense was $9.6 million of income compared to $1.4 million of expense in the prior year. The improvement was due primarily to an $8.4 million gain on the sale of a Canadian building.

The effective tax rate for the six months was 36.4%, up slightly from 36.0% in the prior year due to higher foreign income, particularly in the United Kingdom.

Earnings (loss) per share for the quarter were $(0.55) which reflects a reduction of $0.56 associated with the shift in the recognition of Christmas and Fall seasonal program shipments to the third quarter. Additionally, integration costs associated with the Gibson acquisition reduced earnings per share by $0.03 while the Corporation's internet division had a loss of $0.10 per share. On an adjusted basis, therefore, excluding the seasonal shift, acquisitions, special charges (see below) and the internet division results, earnings per share would have been $0.14 for the quarter compared to $0.01 last year.

For the first six months, earnings per share before cumulative effect of accounting change were $0.05 which reflects a $0.23 net seasonal earnings shift for the reduced recognition of Christmas and Fall shipments in the second quarter partially offset by the recording of Mother's Day, Father's Day and Graduation sales in the first quarter. Earnings per share were also impacted $0.03 for the Gibson integration costs, $0.20 for the loss associated with the Corporation's internet division and an $0.08 gain on the sale of a Canadian building. Excluding these items, earnings per share for the six months would have been $0.43 compared to $0.17 last year.

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

The restructure charge included $5.2 million for costs of severing employees, $.6 million for lease exit costs, $.3 million for the write off of assets no longer in use and other restructure costs. In total, approximately 336 positions will be eliminated comprised of 304 hourly and 32 salaried employees. As of August 31, 2000, 114 hourly and 12 salaried employees have been severed. All activities are expected to be completed by the end of FY2001 and the Corporation anticipates annual cost savings to be approximately $4.0 million.

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

The restructure charge of $32.7 million includes $25.8 million of severance, pension and personnel related items, $4.6 million of facility shut-down costs, $1.5 million of lease exit costs and $0.8 million related to other restructure costs. As of August 31, 2000, 712 Canadian employees have been terminated as a result of the Corporation's realignment of its manufacturing and distribution operations. All initiatives associated with the Canadian restructuring have been substantially completed and the Corporation anticipates annual aggregate cost savings to be approximately $12 million. The largest remaining restructuring activity relates to the Canadian Division pension plans. The Corporation has taken the necessary actions to settle the pension liabilities, and pending the appropriate Canadian regulatory approval, the remaining pension plan assets will be distributed to satisfy those obligations. This is expected to be completed by December 2001.

The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in 2000.

                                                       Facility
                                                         Shut-          Kiosk         Lease
                                     Termination         Down           Exit          Exit         Other
                                       Benefits          Costs          Costs         Costs         Costs         Total
                                    ---------------    ----------     ---------    -----------    ---------    -----------
                                                                   (Thousands of dollars)
Balance February 29, 2000                 $25,156        $4,081           $48         $1,016         $626        $30,927

Cash Expenditures                         (13,211)         (798)          (13)           (12)         (22)       (14,056)

Non-Cash Charges                                         (2,334)                                                  (2,334)

Change in Estimate                             45                         (35)                        (10)
                                    ---------------    ----------     ---------    -----------    ---------    -----------

Balance August 31, 2000                   $11,990          $949            $0         $1,004         $594        $14,537
                                    ===============    ==========     =========    ===========    =========    ===========

Included in accounts payable and accrued liabilities at August 31, 2000 is $14.5 million related to severance and other exit costs for those actions not completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel. As permitted under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. AmericanGreetings.com is a web-based provider of greetings and other social communication content to consumers and web-based businesses.

Social Expressions Products Segment

Net sales for the quarter decreased 2.7% from the prior year due to reduced Christmas and Fall seasonal sales as a result of the change in accounting for recording seasonal product shipments. As discussed previously, the second quarter results were favorably impacted by the acquisition of Gibson, which significantly offset the seasonal sales shift noted above. On a normalized basis, excluding the quarter to date impact of the seasonal sales shift and the Gibson acquisition, net sales improved 4.0%. The primary component of this performance was increased sales of accessory product in the United States. For the six months ended August 31, 2000, net sales increased 16.7% compared to the same period last year. Excluding the year to date impact of the Gibson acquisition and the seasonal sales shift, net sales increased 4.9% over the prior year. This performance was driven by strong accessory product sales in the United States, primarily party products, and to increased sales in Canada and the United Kingdom.

Segment earnings for the quarter, net of intersegment items, decreased $43.4 million from the prior year reflecting reduced earnings from lower Christmas and Fall seasonal sales that will ship in the third quarter. Partially offsetting this decrease was improved performance from the Canadian Division due primarily to benefits relating to the integration of manufacturing in the United States. For the six months ended August 31, 2000, segment earnings, net of intersegment items, increased 5.4% over the same period in the prior year. The seasonal sales shift unfavorably impacted segment earnings by approximately $23 million as the reduced Christmas and Fall seasonal shipments were partially offset by the recording of Mother's Day, Father's Day and Graduation sales in the first quarter. Lower advertising and competitive costs in the United States and cost savings associated with the Canadian Division also contributed to the year to date performance.

AmericanGreetings.com, Inc. Segment

Net sales more than doubled during the second quarter increasing to $6.8 million in the current year compared to $3.1 million last year and for the six months ended August 31, 2000 net sales improved 76% to $11.6 million compared to $6.6 million last year. This growth, in both periods, was driven by increased advertising revenue resulting from new advertising sales initiatives, higher traffic and online agreements with distribution partners. AmericanGreetings.com more than doubled its market share percentage in the last nine months as a result of moving to a new business model as a relationship service provider which includes providing free electronic greetings. This growth in web site traffic is evident as AmericanGreetings.com achieved market leadership status in its category according to the August Nielsen Net Ratings traffic reports.

The segment loss was $9.5 million and $20.1 million for the second quarter and six months ended August 31, 2000 respectively, compared to $5.8 million last year for both the quarter and six months results. The segment losses for both periods reflect increased partnershare costs associated with various internet distribution agreements and the Corporation's continued commitment to provide essential technological investment for expanded internet services and increased volume growth.

In September, 2000, AmericanGreetings.com acquired eAgents, a Fairfax, Virginia-based provider of a web-based personalized daily newspaper service that allows subscribers to choose what news and entertainment items they would like to receive in their daily email. This acquisition diversifies and enhances AmericanGreetings.com revenue strategies by expanding the array of product offerings to consumers.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for August 31, 1999 has been included.

Operations used $61.1 million of cash for the first six months, an increase of $33.6 million from the same period last year due primarily to an unfavorable change in working capital. The unfavorable working capital movements were due primarily to increased levels of inventories and to severance payments associated with restructuring activities announced in the prior year partially offset by lower accounts receivable levels.

Accounts receivable, net of the effect of acquisitions, decreased $55.4 million from February 29, 2000, compared to an increase of $3.1 million during the same period in the prior year, due primarily to the shift in the recognition of Christmas and Fall seasonal program sales from the second quarter to the third quarter. Net accounts receivable decreased to 15.6% (14.6% excluding acquisitions) of the prior twelve months' sales at August 31, 2000 compared to 18.1% at August 31, 1999.

Inventories, net of the effect of acquisitions, used $107.6 million of cash for the first six months compared to a use of $37.2 million during the same period in the prior year. Key components of this increase are increased inventory levels attributable to the consumer products group to meet anticipated higher sales volumes and an increase in seasonal inventory which will ship in the third quarter. Inventories as a percent of the prior twelve months' material, labor, and other production costs increased to 50.5% (43.4% excluding acquisitions) at August 31, 2000 from 37.3% at August 31, 1999.

Amortization of deferred costs exceeded payments by $28.9 million for the first six months compared to $22.6 million during the same period in the prior year. Both years reflect lower payments under agreements with certain retailers.

Accounts payable and other liabilities used $63.6 million of cash for the first six months compared to $36.4 million in the same period last year due primarily to cash payments associated with the Corporation's restructuring activities and integration costs related to acquisitions.

Investing activities used $188.1 million in cash for the first six months this year which includes $137.6 million for the Gibson acquisition and $31.0 million for the CPS acquisition. Excluding acquisitions, investing activities used $19.5 million of cash for the quarter compared to $37.1 million in the prior year. The current year net usage reflects the proceeds from the sale of a Canadian building partially offset by an increase in capital additions.

Financing activities provided $254.3 million for the six months compared to using $51.5 million during the same period in the prior year. The current period activity reflects an increase in short-term borrowings to fund the Gibson and CPS acquisitions; however, the Corporation will continue to evaluate long term financing options. The Corporation continued the repurchase of its Class A common stock as 2.1 million shares of common stock were purchased for $43.6 million at an average price of $20.56 per share. During the same period last year, 4.6 million shares of stock had been purchased for $130.1 million.

As a result of the Gibson and CPS acquisition, total debt less cash increased from $555.9 million at August 31, 1999 to $842.6 million at August 31, 2000. Debt as a percentage of debt plus equity increased to 43.9% at August 31, 2000 from 32.8% at August 31, 1999. The Corporation's debt will peak in the third quarter due to the normal build-up of seasonal inventory and increased accounts receivable associated with seasonal shipments. Historically however, the fourth quarter cash flow is very strong due to the collection of seasonal accounts receivable. The Corporation's debt level is anticipated to be significantly reduced at year-end from third quarter levels. On a per-share basis, shareholders' equity decreased from $18.59 per share at August 31, 1999 to $18.23 at August 31, 2000.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 29, 2000, the end of its preceding fiscal year, to August 31, 2000, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31,1999, the end of the corresponding fiscal quarter last year, to August 31, 2000, except the changes discussed above and aside from normal seasonal fluctuations.


PROSPECTIVE INFORMATION

Management is not aware of any current trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity, capital resources, financial position or results of operations of the Corporation, except those mentioned above. However, the Corporation's future results could be negatively impacted by such factors as retail bankruptcies, a weak retail environment, loss of retail accounts to other suppliers or as a result of retail consolidation and competitive terms of sale offered to customers to expand or maintain business. Other risks, which are not all-inclusive, include the demand for the Corporation's goods and services; competitive factors in the industries in which the Corporation competes; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions, as well as economic conditions in the various markets served by the Corporation's operations. Please see the Corporation's Form 10-K for the year ended February 29, 2000 for other risks and uncertainties that may affect future results.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------

         Hallmark Cards, Inc. v. American Greetings Corporation and Americangreetings.com, Inc., Case No. 00-0538-CV-W-1, US District Court, Western District of Missouri

         On June 7, 2000, the Corporation was served with a complaint filed by Hallmark alleging infringement of two patents acquired by Hallmark relating to an electronic system for the management, selection and delivery of cards. In July, Hallmark filed an Amended Complaint adding an infringement claim for a third patent. The Corporation filed a motion for more definite statement and is waiting for the court's ruling. The Corporation intends to aggressively defend against the suit.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ----------------------------------------------------

       (a) The Annual Meeting of Shareholders of the Corporation was held on June 23, 2000.

       (b) The following individuals are continuing directors with term expiring in 2002 (Class I): Stephen R. Hardis, James C. Spira, and Morry Weiss.

              The following individuals were elected to Class II of the Corporation's Board of Directors with term expiring in 2003:
              Edward Fruchtenbaum, Harry H. Stone and Jerry Sue Thornton.

              The following individuals are continuing directors with term expiring in 2001 (Class III): Scott S. Cowen, Harriet Mouchly-Weiss, and Charles A. Ratner.

       (c)-1  The vote total was as follows for the election of directors (Class
              II):

              Nominee                                         Votes For                          Votes Withheld
              -------                                         ---------                          --------------
              Edward Fruchtenbaum                            97,128,808                              579,973
              Harry H. Stone                                 97,092,967                              615,814
              Jerry Sue Thornton                             97,128,849                              579,932

              On June 26, 2000, Edward Fruchtenbaum left the Corporation, including all Board and executive positions.

       (c)-2 A proposal to authorize the availability of an additional 500,000 Class A Common Shares under the 1997 Equity and Performance Incentive Plan, for newly promoted and incoming employees and as incentives to key personnel was approved by the shareholders. The vote was as follows:

                              Affirmative          92,072,717
                              Negative              5,310,757
                              Abstain                 325,307

       (c)-3 A proposal to reapprove the Company's existing Compensation Plans for the Chairman and Chief Executive Officer and President and Chief Operating Officer and amending the Compensation Plans to add a revenue target as an additional performance-based criterion that must be attained to earn a bonus was approved by the shareholders. The vote was as follows:

                              Affirmative          96,668,030
                              Negative                780,165
                              Abstain                 260,586

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


October 13, 2000