Form 10-Q
period 2000-11-30
AMERICAN GREETINGS CORP
filed 2001-01-12
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         X        SECURITIES EXCHANGE ACT OF 1934
-----------------

For the quarterly period ended                  November 30, 2000
                               ------------------------------------------------

                                       OR
                                       --

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----------------

For the transition period from                        to
                              -----------------------    -----------------------

                      Commission file number           1-13859
                                                    ------------

                         AMERICAN GREETINGS CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                   34-0065325
---------------------------------          -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



One American Road, Cleveland, Ohio                           44144
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                                (216)  252-7300
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

Yes    X     No
    ------       -----

As of November 30, 2000, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                                       Class A Common   58,857,041
                                       Class B Common    4,629,220

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


PART II - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings..............................................................................22
         Item 6.  Exhibits and Reports on Form 8-K...............................................................23


SIGNATURES.......................................................................................................23
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                                         (Unaudited)
                                                                     Nine Months Ended
                                                                        November 30,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------

Net sales                                                      $  1,855,568    $  1,559,896

Costs and expenses:
    Material, labor and other production costs                      754,293         599,359
    Selling, distribution and marketing                             810,083         676,185
    Administrative and general                                      208,896         164,943
    Non-recurring items                                                --            32,747
    Interest                                                         39,649          26,544
    Other (income) expense - net                                    (12,376)             70
                                                               ------------    ------------
       Total costs and expenses                                   1,800,545       1,499,848
                                                               ------------    ------------

Income before income taxes and cumulative
     effect of accounting change                                     55,023          60,048
Income taxes                                                         20,007          21,617
                                                               ------------    ------------

Income before cumulative effect of
    accounting change                                                35,016          38,431
Cumulative effect of accounting change,
    net of tax                                                      (21,141)           --
                                                               ------------    ------------

       Net income                                              $     13,875    $     38,431
                                                               ============    ============

Earnings per share and earnings per share assuming dilution:

    Before cumulative effect of
       accounting change                                       $       0.55    $       0.58

    Cumulative effect of accounting
       change, net of tax                                             (0.33)           --
                                                               ------------    ------------

Earnings per share and earnings per share
    assuming dilution                                          $       0.22    $       0.58
                                                               ============    ============

Dividends per share                                            $       0.52    $       0.40
                                                               ============    ============

Average number of common shares outstanding                      63,699,617      65,948,991

            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                 (Thousands of dollars except per share amounts)

                                                          (Unaudited)
                                                       Three Months Ended
                                                          November 30,
                                                 ----------------------------
                                                     2000            1999
                                                 ------------    ------------

Net sales                                        $    766,095    $    623,356

Costs and expenses:
    Material, labor and other production costs        355,858         250,773
    Selling, distribution and marketing               277,327         222,154
    Administrative and general                         70,326          56,105
    Interest                                           15,066          11,434
    Other (income) expense - net                       (2,803)         (1,301)
                                                 ------------    ------------
       Total costs and expenses                       715,774         539,165
                                                 ------------    ------------


Income before income taxes                             50,321          84,191
Income taxes                                           18,306          30,309
                                                 ------------    ------------

       Net income                                $     32,015    $     53,882
                                                 ============    ============


Earnings per share and earnings per share
assuming dilution                                $       0.50    $       0.81
                                                 ============    ============

Dividends per share                              $       0.31    $       0.20
                                                 ============    ============

Average number of common shares outstanding        63,506,387      64,519,534

            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                           (Unaudited)        (Note A)          (Unaudited)
                                                       November 30, 2000    Feb. 29, 2000    November 30,1999
                                                       -----------------  ----------------   ----------------
ASSETS

Current assets
   Cash and equivalents                                $         78,846   $         61,010   $         31,103
   Trade accounts receivable, less allowances
     of $179,618, $136,037 and $138,974,respectively
     (principally for sales returns)                            612,990            430,825            594,639
   Inventories                                                  344,981            249,433            255,107
   Deferred  and refundable income taxes                        219,460             99,709            153,446
   Prepaid expenses and other                                   232,328            259,707            244,317
                                                       ----------------   ----------------   ----------------
           Total current assets                               1,488,605          1,100,684          1,278,612

Goodwill                                                        211,949            149,437            146,775
Other assets                                                    788,164            820,447            694,349

Property, plant and equipment - at cost                       1,078,216          1,019,121          1,013,189
Less accumulated depreciation                                   606,109            571,706            565,881
                                                       ----------------   ----------------   ----------------
Property, plant and equipment - net                             472,107            447,415            447,308
                                                       ----------------   ----------------   ----------------
                                                       $      2,960,825   $      2,517,983   $      2,567,044
                                                       ================   ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

   Debt due within one year                            $        647,717   $        109,694   $        289,252

   Accounts payable and accrued liabilities                     247,322            213,180            211,912
   Accrued compensation and benefits                             89,179             84,456             72,976
   Dividends payable                                             19,677             25,808             12,904
   Other current liabilities                                    156,552            149,350            142,479
                                                       ----------------   ----------------   ----------------
              Total current liabilities                       1,160,447            582,488            729,523

Long-term debt                                                  423,263            442,102            446,135
Other liabilities                                               146,066            195,985             97,561
Deferred income taxes                                            56,326             44,997             51,976
Shareholders' equity                                          1,174,723          1,252,411          1,241,849
                                                       ----------------   ----------------   ----------------
                                                       $      2,960,825   $      2,517,983   $      2,567,044
                                                       ================   ================   ================


            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                                 (Unaudited)
                                                               Nine Months Ended
                                                                 November 30,
                                                             ----------------------
                                                               2000         1999
                                                             ---------    ---------

OPERATING ACTIVITIES:
     Net income                                              $  13,875    $  38,431
     Adjustments to reconcile to net cash
     used by operating activities:
        Cumulative effect of accounting change, net of tax      21,141         --
        Non-recurring items                                       --         30,584
        Depreciation and amortization                           71,948       62,582
        Deferred income taxes                                      262      (21,183)
        Change in operating assets and liabilities,
            net of effects from acquisitions                  (311,964)    (197,072)
        Other - net                                             (9,486)       4,518
                                                             ---------    ---------
        Cash Used by Operating Activities                     (214,224)     (82,140)

INVESTING ACTIVITIES:
     Business acquisitions                                    (179,993)     (65,947)
     Property, plant & equipment additions                     (56,730)     (29,454)
     Proceeds from sale of fixed assets                         24,484        1,645
     Investment in corporate-owned life insurance                2,526        4,773
     Other - net                                                24,200      (22,781)
                                                             ---------    ---------
        Cash Used by Investing Activities                     (185,513)    (111,764)

FINANCING ACTIVITIES:
     Increase in long-term debt                                   --         14,658
     Reduction of long-term debt                               (35,003)        (431)
     Increase in short-term debt                               537,420      233,745
     Sale of stock under benefit plans                            --          1,108
     Purchase of treasury shares                               (45,448)    (130,091)
     Dividends to shareholders                                 (39,396)     (38,537)
                                                             ---------    ---------
        Cash Provided by Financing Activities                  417,573       80,452
                                                             ---------    ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     17,836     (113,452)

        Cash and Equivalents at Beginning of Year               61,010      144,555
                                                             ---------    ---------
        Cash and Equivalents at End of Period                $  78,846    $  31,103
                                                             =========    =========


            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Thousands of dollars except per share amounts)

Nine Months Ended November 30, 2000 and 1999

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

Note B - Change in Accounting Principle
---------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which among other guidance, clarifies the Staff's views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Corporation adopted a change in its method of accounting for certain shipments of seasonal product. Under the new accounting method, the Corporation recognizes revenue on these seasonal shipments at the approximate date the merchandise is received by the customer and not upon shipment from the distribution facility. Customer receipt is a more preferable method of recording revenue due to the large volumes of seasonal product shipment activity and the time required to achieve customer-requested delivery dates.

The implementation of the change has been accounted for as a change in accounting principle and applied cumulatively as if the change occurred at March 1, 2000. The effect of the change was a one-time non-cash reduction to the Corporation's earnings of $21,141 (net of tax of $12,564) or approximately $0.33 per share, which is included in income for the three months ended May 31, 2000. The net effect of the change on the three months ended November 30, 2000 was to increase earnings by approximately $40,900 or $0.23 per share. The net effect of the change on the nine months ended November 30, 2000 was not material. On a pro forma basis, assuming the Corporation had adopted SAB 101 effective March 1, 1999, the increase in earnings for the three months ended November 30, 1999 would have approximated the impact for the three months ended November 30, 2000. On a pro forma basis, assuming the Corporation had adopted SAB 101 effective March 1, 1999, the impact in earnings for the nine months ended November 30, 1999 would have been virtually nil and would have approximated the impact for the nine months ended November 30, 2000.

Note C - Seasonal Nature of Business
------------------------------------

The Corporation's business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note D - Acquisition of Gibson Greetings, Inc.
----------------------------------------------

On March 9, 2000, the Corporation completed its acquisition of Gibson Greetings, Inc. for a cash price of $10.25 per share. Gibson Greetings distributes more than 24,000 individual relationship communication products, including greeting cards, gift wrap, party goods and licensed products. E-mail greetings featuring Gibson Greetings content are available through the Egreetings Network in which Gibson held a minority equity interest.

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

Estimated fair values:
   Assets acquired                                            $ 296,086
   Liabilities assumed                                         (142,919)
Excess of cost over net assets acquired                          24,555
                                                              ---------
Purchase price                                                  177,722
Less cash acquired                                               10,147
                                                              ---------
Net cash paid (including $30,000 paid in prior fiscal year)   $ 167,575
                                                              =========

The acquisition of Gibson was primarily financed through short-term borrowings; however, the Corporation will continue to evaluate long-term financing options.

Unaudited pro forma results of operations for the nine month period ended November 30, 1999, as if the Corporation and Gibson Greetings had been combined as of the beginning of that period, follow. Consolidated results for the first nine months ended November 30, 2000, as reported, include the results of Gibson Greetings for the entire period. The pro forma results include estimates and assumptions which the Corporation's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of the Corporation and Gibson Greetings, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The proforma results for the nine months ended November 30, 1999 include a charge recorded by Gibson Greetings of approximately $23,000 related to its decision to seek a buyer for one of its operations.

                                                                      Pro forma
                                                                  Nine months ended
                                                                  November 30, 1999
                                                               ------------------------
Net sales                                                            $1,822,008

Net income (loss)                                                        (3,823)

Earnings (loss) per share and earnings (loss) per share assuming     $    (0.06)
dilution

Note E - Earnings Per Share
---------------------------

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

                                                                Nine Months Ended
                                                                  November 30,
                                                             -----------------------
                                                                2000         1999
                                                             ----------   ----------
    Numerator:
      Net income for earnings per share
         and earnings per share -
         assuming dilution                                   $   13,875   $   38,431
                                                             ==========   ==========

    Denominator (thousands):
      Denominator for earnings per share
      -weighted average shares outstanding                       63,700       65,949
      Effect of dilutive securities - stock options                --             67
                                                             ----------   ----------

      Denominator for earnings per share-assuming dilution
      -adjusted weighted average shares outstanding              63,700       66,016
                                                             ==========   ==========

Earnings per share                                           $     0.22   $     0.58
                                                             ==========   ==========

Earnings per share - assuming dilution                       $     0.22   $     0.58
                                                             ==========   ==========

                                                                 Three Months Ended
                                                                     November 30,
                                                               -----------------------
                                                                  2000         1999
                                                               ----------   ----------
      Numerator:
        Net income for earnings per share
           and earnings per share -
           assuming dilution                                   $   32,015   $   53,882
                                                               ==========   ==========

      Denominator (thousands):
        Denominator for earnings per share
        -weighted average shares outstanding                       63,506       64,520
        Effect of dilutive securities - stock options                --             67
                                                               ----------   ----------

        Denominator for earnings per share-assuming dilution
        -adjusted weighted average shares outstanding              63,506       64,587
                                                               ==========   ==========

Earnings per share                                             $     0.50   $     0.81
                                                               ==========   ==========

Earnings per share - assuming dilution                         $     0.50   $     0.81
                                                               ==========   ==========


Certain stock options have been excluded for the three and nine months ended November 30, 2000 because they would have been antidilutive.

Note F - Comprehensive Income (Loss)
------------------------------------

The Corporation's total comprehensive income (loss) was as follows:

                                                                       Nine Months Ended
                                                                          November 30,
                                                                   ------------------------
                                                                      2000          1999
                                                                   ----------    ----------
Net income                                                         $   13,875    $   38,431

Other comprehensive (loss) income
  Foreign currency translation adjustments                            (13,418)        3,745
  Unrealized (loss) gain on available-for-sale securities             (23,464)        7,450
                                                                   ----------    ----------
    Other comprehensive (loss) income                                 (36,882)       11,195
                                                                   ----------    ----------

Total comprehensive (loss) income                                  $  (23,007)   $   49,626
                                                                   ==========    ==========


                                                                       Three Months Ended
                                                                          November 30,
                                                                   ------------------------
                                                                      2000          1999
                                                                   ----------    ----------
Net income                                                         $   32,015    $   53,882

Other comprehensive (loss) income
  Foreign currency translation adjustments                             (2,966)        1,111
  Unrealized (loss) gain on available-for-sale securities              (4,425)          287
                                                                   ----------    ----------
    Other comprehensive (loss) income                                  (7,391)        1,398
                                                                   ----------    ----------

Total comprehensive (loss) income                                  $   24,624    $   55,280
                                                                   ==========    ==========

Note G - Business Segment Information
-------------------------------------

                                                  Nine Months Ended
                                                     November 30,
                                              --------------------------
                                                  2000           1999
                                              -----------    -----------

Net Sales
             Social Expressions Products      $ 1,467,458    $ 1,263,281
             Intersegment items                   (66,408)       (65,943)
                                              -----------    -----------
                  Total                         1,401,050      1,197,338
             AmericanGreetings.com                 14,770         10,715
             Non-reportable segments              454,121        352,207
             Exchange rate adjustment-net         (14,373)          (364)
                                              -----------    -----------
                  Consolidated total          $ 1,855,568    $ 1,559,896
                                              ===========    ===========


Earnings
             Social Expressions Products      $   205,052    $   226,058
             Intersegment items                   (47,296)       (45,510)
                                              -----------    -----------
                 Total                            157,756        180,548
             AmericanGreetings.com                (32,832)       (16,145)
             Non-reportable segments               34,421         27,070
             Exchange rate adjustment - net          (972)        (3,085)
             Non-recurring item                      --          (32,747)
             Unallocated items - net             (103,350)       (95,593)
                                              -----------    -----------
                  Consolidated total          $    55,023    $    60,048
                                              ===========    ===========

                                                 Three Months Ended
                                                    November 30,
                                              ------------------------
                                                 2000          1999
                                              ----------    ----------

Net Sales

             Social Expressions Products      $  552,592    $  471,015
             Intersegment items                  (29,206)      (26,018)
                                              ----------    ----------
                  Total                          523,386       444,997
             AmericanGreetings.com                 3,210         4,138
             Non-reportable segments             248,424       175,897
             Exchange rate adjustment-net         (8,925)       (1,676)
                                              ----------    ----------
                  Consolidated total          $  766,095    $  623,356
                                              ==========    ==========


Earnings

             Social Expressions Products      $   94,041    $  118,304
             Intersegment items                  (20,076)      (17,231)
                                              ----------    ----------
                  Total                           73,965       101,073
             AmericanGreetings.com               (12,752)      (10,469)
             Non-reportable segments              33,257        24,717
             Exchange rate adjustment - net         (885)       (1,544)
             Unallocated items - net             (43,264)      (29,586)
                                              ----------    ----------
                  Consolidated total          $   50,321    $   84,191
                                              ==========    ==========

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

Note I - Inventories
--------------------

                                                             November 30, 2000     February 29, 2000    November 30, 1999
                                                            -------------------- ------------------------------------------
Raw materials                                                         $  47,273            $  38,218             $  37,621
Work in process                                                          20,166               27,099                23,591
Finished products                                                       328,883              229,887               244,787
                                                            -------------------- --------------------  --------------------
                                                                        396,322              295,204               305,999
Less LIFO reserve                                                        93,530               90,343                93,064
                                                            -------------------- --------------------  --------------------
                                                                        302,792              204,861               212,935
Display materials and factory supplies                                   42,189               44,572                42,172
                                                            -------------------- --------------------  --------------------
Inventories                                                           $ 344,981           $  249,433             $ 255,107
                                                            ==================== ====================  ====================

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

As of November 30, 2000, February 29, 2000 and November 30, 1999 deferred costs and future payment commitments are included in the following financial statement captions:

                                                             November 30, 2000     February 29, 2000    November 30, 1999
                                                            -------------------- ------------------------------------------
Prepaid expenses and other                                           $ 165,222           $  200,517             $ 193,997
Other assets                                                           714,267              679,214               536,052
Other current liabilities                                             (132,512)            (118,250)              (97,159)
Other liabilities                                                     (114,915)            (163,865)              (66,128)
                                                            -------------------- --------------------  --------------------
                                                                     $ 632,062           $  597,616             $ 566,762
                                                            ==================== ====================  ====================

Part 1., Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


BUSINESS DEVELOPMENTS

In November 2000, the Corporation reduced its earnings expectation for Fiscal 2001 to a full year range of $1.30 to $1.35 per share before cumulative effect of accounting change due primarily to lower than expected sales of greeting cards. The softness in greeting card sales is the result of continued pressure to reduce retailer inventories, increased competition from lower-priced cards and general retail sales weakness. The Corporation has also undertaken a review of its operations focusing on process improvements that is expected to improve efficiency and reduce costs by rationalizing brands, products and facilities. Details of the restructuring effort will be announced in March 2001, and the Corporation expects to record a restructure charge during Fiscal 2002 as part of this initiative. Additionally, the Corporation reduced its quarterly dividend from 21 cents per share to 10 cents per share, beginning with the dividend payable in March 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other guidance, clarifies the Staff's views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Corporation adopted a change in its method of accounting for certain shipments of seasonal product. Under the new accounting method, the Corporation recognizes revenue on these seasonal shipments at the approximate date the merchandise is received by the customer and not upon shipment from the distribution facility. Customer receipt is a more preferable method of recording revenue due to the large volumes of seasonal product shipment activity and the time required to achieve customer requested delivery dates.

The cumulative effect of the change on prior years resulted in a one-time non-cash reduction to the Corporation's earnings of $21.1 million (net of tax of $12.6 million) or approximately $0.33 per share, which is included in income for the three months ended May 31, 2000.


RESULTS OF OPERATIONS

Net sales were $766.1 million for the quarter ended November 30, 2000, an increase of 22.9% over the prior year. This year's third quarter results were favorably impacted by the newly-acquired Gibson Greetings and CPS units which contributed in total approximately $149 million of net sales. Net sales for the third quarter were also favorably impacted by the change in accounting for recording certain seasonal product shipments effective March 1, 2000 (see note
B). As a result, a majority of Christmas and Fall seasonal program sales, which in previous years were recorded in the second quarter, were recognized in the third quarter, while Valentines Day seasonal program sales shifted from the third quarter to the fourth quarter. The net seasonal sales shift in the third quarter increased sales by approximately $41 million over the prior year. Excluding the quarter to date impact of the acquisitions and the seasonal sales shift to the third quarter, net sales decreased 7.6% compared to the prior year. The primary component of this performance was lower sales of everyday card product in the United States partially offset by an $11 million sales increase at the Corporation's PlusMark unit, primarily attributable to calendars. Unit sales of everyday greeting cards increased in total approximately 11% for the quarter from the same period in the prior year however, excluding the Gibson acquisition, unit sales of everyday greeting cards decreased approximately 3%.

For the nine months ended November 30, 2000, net sales were $1.856 billion, an increase of 19.0% compared to the same period last year. Through the nine months ended November 30, 2000, the recording of $44.4 million of Mother's Day, Father's Day and Graduation sales in the first quarter of this fiscal year has offset the shift of Valentines Day seasonal program sales from the third quarter into the fourth quarter (see note B). Additionally, the Gibson and CPS acquisitions in total have contributed approximately $285 million of net sales through the first nine months. Excluding the year to date impact of the acquisitions, net sales increased 0.7% compared to the prior year. Key components of this performance were increased sales of accessory product in the United States, primarily party products which increased $12.1 million, strong sales in Canada and the United Kingdom, as each showed increases of $7 million, and an increase of approximately $15 million at the Corporation's PlusMark unit which sells promotional gift wrap, Christmas boxed cards and calendars. Offsetting these sales increases were lower sales of everyday greeting cards in the United States. Unit sales of everyday greeting cards increased in total approximately 11% for the nine months from the same period in the prior year however, excluding the Gibson acquisition, unit sales of everyday greeting cards decreased approximately 4%.

Material, labor and other production costs as a percentage of net sales for the nine months increased to 40.7% from 38.4% in the prior year. For the quarter, the percentage increased to 46.5% from 40.2% compared to prior year. The year-to-date and quarter were impacted by 170 basis points and 290 basis points, respectively, due to the CPS acquisition and increased sales at PlusMark, which have lower profit margins than traditional greeting cards. The remainder of the increase was primarily due to lower sales of higher margin everyday greeting cards.

Selling, distribution and marketing expenses as a percentage of net sales were 36.2% for the three months ended November 30, 2000, up from 35.6% in the prior year due primarily to higher order fulfillment costs. For the nine month period, selling, distribution, and marketing expenses increased to 43.7% of net sales from 43.3% in the prior year due primarily to additional costs relating to AmericanGreetings.com, a subsidiary of the Corporation.

Administrative and general expenses increased $14.2 million to $70.3 million in comparison to the same period in the prior year for the quarter due primarily to acquisitions. For the nine months, administrative and general expenses were $208.9 million, up from $164.9 million in the prior year. Key components of the increase were $29 million from the acquired companies, an increase of $5 million of bad debt expense and $5 million of increased costs related to AmericanGreetings.com.

Interest expense increased from the prior year by $3.6 million for the quarter and $13.1 million for the nine months. This increase was primarily due to higher borrowing levels to fund the Corporation's acquisition of Gibson and CPS, as well as the common stock repurchase program.

Other (income) expense was $2.8 million of income for the quarter compared to $1.3 million of income in the prior year due primarily to Year 2000 remediation costs incurred in the prior year. For the nine-month period, other (income) expense was $12.4 million of income compared to $0.1 million of expense in the prior year. The improvement was due primarily to an $8.4 million gain on the sale of a Canadian building and approximately $7 million of Year 2000 remediation costs incurred in the prior year.

The effective tax rate for the nine months was 36.4%, up slightly from 36% in the prior year, which included the benefit of tax loss carryforwards in the United Kingdom.

Earnings per share for the quarter were $0.50 compared to $0.81 for the same period last year. This year's third quarter reflects a net benefit of $0.23 associated with the shift in the recognition of Christmas and Fall seasonal program shipments to the third quarter and Valentine's Day seasonal program sales shifting to the fourth quarter. Additionally, acquisitions contributed $0.08 to earnings per share. In comparison to prior year, the decrease in earnings per share excluding the accounting change and acquisitions is primarily due to lower sales of high margin everyday greeting cards.

For the first nine months, earnings per share before cumulative effect of accounting change were $0.55 compared to $0.58 last year; however, last year included a reduction of $0.36 for special charges. Through the nine months ended November 30, 2000, the recording of Mother's Day, Father's Day and Graduation sales in the first quarter of this fiscal year has offset the shift of Valentine's Day seasonal program sales from the third quarter into the fourth quarter. Therefore, the year-to-date impact of the seasonal sales shift is virtually nil. Earnings per share were favorably impacted by $0.07 relating to acquisitions and also an $0.08 gain on the sale of a Canadian building. In comparison to prior year, reduced sales of high margin everyday greeting cards are the primary reason for the decline in earnings per share.

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

The restructure charge included $5.2 million for costs of severing employees, $.6 million for lease exit costs, $.3 million for the write off of assets no longer in use and other restructure costs. In total, approximately 336 positions will be eliminated comprised of 304 hourly and 32 salaried employees. As of November 30, 2000, 114 hourly and 12 salaried employees have been severed. All activities are expected to be completed by the end of FY2001 and the Corporation anticipates annual cost savings to be approximately $4 million.

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

The restructure charge of $32.7 million includes $25.8 million of severance, pension and personnel related items, $4.6 million of facility shut-down costs, $1.5 million of lease exit costs and $0.8 million related to other restructure costs. As of November 30, 2000, 712 Canadian employees have been terminated as a result of the Corporation's realignment of its manufacturing and distribution operations. All initiatives associated with the Canadian restructuring have been substantially completed and the Corporation anticipates annual aggregate cost savings to be approximately $12 million. The largest remaining restructuring activity relates to the Canadian Division pension plans. The Corporation has taken the necessary actions to settle the pension liabilities, and pending the appropriate Canadian regulatory approval, the remaining pension plan assets will be distributed to satisfy those obligations. This is expected to be completed by December 2001.

The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in 2000.

                               Pension
                             Liabilities     Facility      Kiosk          Lease
                                 and        Shut-Down       Exit           Exit        Other
                             Termination      Costs        Costs          Costs        Costs         Total
                              Benefits
                              --------      --------      --------      --------      --------      --------
                                                                    (Thousands of dollars)
Balance February 29, 2000     $ 25,156      $  4,081      $     48      $  1,016      $    626      $ 30,927

Cash Expenditures              (17,534)         (798)          (13)          (12)          (22)      (18,379)

Non-Cash Charges                              (2,334)                                                 (2,334)

Change in Estimate                  45                         (35)                        (10)

Exchange Rate Impact            (1,113)         (138)                       (146)          (86)       (1,483)
                              --------      --------      --------      --------      --------      --------

Balance November 30, 2000     $  6,554      $    811      $      0      $    858      $    508      $  8,731
                              ========      ========      ========      ========      ========      ========

Included in accounts payable and accrued liabilities at November 2000 is $8.7 million related to severance and other exit costs for those actions not completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. AmericanGreetings.com is a web-based provider of greetings and other social communication content to consumers and web-based businesses.



Social Expressions Products Segment

Net sales for the quarter, net of intersegment items, increased 17.6% from the prior year due primarily to a $40.9 million increase in seasonal sales. Higher Christmas and Fall seasonal sales in the third quarter were partially offset by the shift of Valentine's Day sales to the fourth quarter as a result of the change in accounting for recording seasonal product shipments. As discussed previously, the third quarter results were also favorably impacted by the acquisition of Gibson, which contributed $80.1 million of net sales. Excluding the impact on the quarter of the seasonal sales shift and the Gibson acquisition, net sales decreased 9.6%. The primary driver of this sales decline was lower sales of everyday greeting card product in the United States. For the nine months ended November 30, 2000, net sales increased 17% compared to the same period last year. Through the nine months ended November 30, 2000, the recording of $44.4 million of Mother's Day, Father's Day and Graduation sales in the first quarter of this fiscal year has offset the shift of Valentines Day seasonal program sales from the third quarter into the fourth quarter. Excluding the year to date impact of the Gibson acquisition net sales would be flat compared to the prior year. This performance was driven by strong accessory product sales in the United States, primarily party products, and to increased sales in Canada and the United Kingdom offset by lower sales of everyday greeting card product.

Segment earnings for the quarter, net of intersegment items, decreased $27.1 million from the prior year reflecting the earnings impact of lower sales in the United States of high margin everyday greeting card product. Partially offsetting this decrease was improved performance from the Canadian Division due primarily to benefits relating to the integration of manufacturing in the United States. For the nine months ended November 30, 2000, segment earnings, net of intersegment items, decreased $22.8 million from the same period in the prior year. Lower sales of everyday greeting card product in the United States were partially offset by cost savings associated with the Canadian Division restructure.

AmericanGreetings.com, Inc. Segment

Net sales declined $0.9 million during the third quarter, decreasing to $3.2 million compared to $4.1 million last year, due primarily to reduced subscription revenue as a result of providing free electronic greetings. For the nine months ended November 30, 2000, net sales improved 38% to $14.8 million compared to $10.7 million last year. This growth was driven by increased advertising revenue resulting from new advertising sales initiatives and higher traffic. AmericanGreetings.com more than doubled its market share percentage in the last nine months as a result of moving to a new business model as a relationship service provider which includes providing free electronic greetings. This growth in web site traffic is evident as AmericanGreetings.com achieved market leadership status in its category according to the September Nielsen Net Ratings traffic reports.

The segment loss was $12.8 million for the third quarter compared to $10.5 million last year and for the nine months ended November 30, 2000 the segment loss was $32.8 million compared to $16.1 million last year. The segment losses for both periods reflect increased partner share costs associated with various internet distribution agreements and the Corporation's continued investment in technology and content for expanded internet services and increased volume growth.

In September 2000, AmericanGreetings.com acquired eAgents, a Fairfax, Virginia-based provider of a web-based personalized daily newspaper service that allows subscribers to choose what news and entertainment items they would like to receive in their daily email. This acquisition diversifies and enhances AmericanGreetings.com revenue strategies by expanding the array of product offerings to consumers.


LIQUIDITY AND CAPITAL RESOURCES

The seasonality of the Corporation's business precludes a useful comparison of the current period and the year-end financial statements; therefore, a Statement of Financial Position for November 30, 1999 has been included.

Operations used $214.2 million of cash for the first nine months, an increase of $132.1 million from the same period last year due primarily to an unfavorable change in working capital. The unfavorable working capital movements were due primarily to increased levels of inventories and to severance payments associated with restructuring activities announced in the prior year.

Accounts receivable, net of the effect of acquisitions, used $208.7 million of cash from February 29, 2000, compared to a use of $198.9 million during the same period in the prior year. This increase reflects an $82 million increase in accounts receivable due to the activity of the acquired units of Gibson and CPS, while increased sales at PlusMark increased accounts receivable by $12.5 million. Partially offsetting this increase is the impact of the shift in the recognition of Valentine's Day seasonal program shipments from the third quarter to the fourth quarter of approximately $44 million and to lower everyday greeting card sales. Net accounts receivable decreased to 24.8% (23.1% excluding acquisitions) of the prior twelve months' sales at November 30, 2000 compared to 27.4% at November 30, 1999.

Inventories, net of the effect of acquisitions, used $25.4 million of cash for the first nine months compared to a source of $6.4 million during the same period in the prior year. Key components of this increase are increased inventory levels attributable to everyday accessory products of $21.2 million to meet anticipated higher sales volumes and an increase of $5.9 million in seasonal inventory, primarily related to Valentine's Day, which will ship in the fourth quarter. Inventories as a percent of the prior twelve months' material, labor, and other production costs increased to 35.8% (38.4% excluding acquisitions) at November 30, 2000 from 32.5% at November 30, 1999.

Deferred costs - net used $1.3 million of cash for the first nine months as scheduled payments exceeded amortization while in the prior year amortization of deferred costs exceeded payments by $25.8 million.

Accounts payable and other liabilities used $61.9 million of cash for the first nine months compared to $3.9 million in the same period last year. This increase use of cash is due primarily to $18.4 million of cash payments associated with the Corporation's restructuring activities and approximately $28 million of cash payments for integration costs associated with acquisitions.

Investing activities used $185.5 million in cash for the first nine months this year which includes $137.6 million for the Gibson acquisition, $31.0 million for the CPS acquisition and $11.4 million for the acquisition of M&D Balloons. Excluding acquisitions, investing activities used $5.5 million of cash for the quarter compared to $45.8 million in the prior year. The current year lower cash usage reflects $20.3 million of cash proceeds from the sale of a Canadian building and the settlement of a $15 million supply agreement loan partially offset by an increase in capital additions.

Financing activities provided $417.6 million for the nine months compared to $80.5 million during the same period in the prior year. The current period activity reflects an increase in short-term borrowings to fund the Gibson and CPS acquisitions; however, the Corporation will continue to evaluate long term financing options. The Corporation continued, but to a much lesser extent, the repurchase of its Class A common stock as 2.2 million shares of common stock were purchased for $45.4 million at an average price of $20.47 per share. During the same period last year, 4.6 million shares of stock had been purchased for $130.1 million at an average price of $28.25 per share.

As a result of the Gibson and CPS acquisition, total debt less cash increased from $704.3 million at November 30, 1999 to $992.2 million at November 30, 2000. Debt as a percentage of debt plus equity increased to 47.7% at November 30, 2000 from 37.2% at November 30, 1999. The Corporation's debt level is anticipated to be significantly reduced at year-end from third quarter levels, as the fourth quarter cash flow is typically very strong due to the collection of seasonal accounts receivable. On a per-share basis, shareholders' equity decreased from $19.25 per share at November 30, 1999 to $18.50 at November 30, 2000.

The Internal Revenue Service has examined the Corporation's federal income tax returns for the fiscal years ended 1992 through 1995 and is currently examining returns for fiscal years 1996 through 1998. As part of its Coordinated Issues Program, the IRS has issued proposed adjustments disallowing interest deductions related to the Corporation's corporate-owned life insurance programs. The Corporation plans to vigorously contest the proposed adjustments or any subsequent assessments. If assessed, the disallowance represents an exposure for tax and interest of approximately $135 million. An additional $10 million exposure exists for interest deductions claimed in the tax return for fiscal 1999 which has not been examined.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 29, 2000, the end of its preceding fiscal year, to November 30, 2000, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30,1999, the end of the corresponding fiscal quarter last year, to November 30, 2000, except the changes discussed above and aside from normal seasonal fluctuations.


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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Hallmark Cards, Inc. v. American Greetings Corporation and Americangreetings.com, Inc., Case No. 00-0538-CV-W-1, US District Court, Western District of Missouri

         The Corporation's motion for more definite statement was denied by the Court. The Corporation's answer is due in mid-January, 2001, and discovery is scheduled to begin shortly thereafter. The Corporation intends to aggressively defend against the suit.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

                                                  AMERICAN GREETINGS CORPORATION

                                                  By:  /s/ Patricia L. Ripple
                                                       -------------------------
                                                       Patricia L. Ripple
                                                       Controller
                                                       Chief Accounting Officer

January 12, 2001