Form 10-K405
period 2001-02-28
AMERICAN GREETINGS CORP
filed 2001-05-03
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                                            Commission File
Ended February 28, 2001                                        Number 1-13859
      -----------------                                               -------

                         AMERICAN GREETINGS CORPORATION
                 -----------------------------------------------
               (Exact name of registrant as specified in Charter)

             OHIO                                           34-0065325
------------------------------                          ------------------
(State of incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

  One American Road , Cleveland, Ohio                         44144
--------------------------------------                  ----------------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code   (216)  252-7300
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

                                                     YES  X   NO
                                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 23, 2001 - $673,069,222

              Number of shares outstanding as of April 23, 2001:

                           CLASS A COMMON - 58,864,613
                           CLASS B COMMON - 4,628,809

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on May 15, 2001 with respect to the 2001 Annual Meeting of Shareholders called for June 22, 2001, are incorporated by reference into Part III.

                                     PART I
Item 1.  Business

           American Greetings Corporation and its subsidiaries operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, paper party goods, candles, balloons, stationery and giftware are manufactured and /or sold in the United States by American Greetings Corporation, Gibson Greetings, Inc., Plus Mark, Inc., Carlton Cards Retail, Inc., CPS Corporation of Delaware Inc., M&D Balloons, Inc., and Quality Greeting Card Distributing Company; in Canada by Carlton Cards Limited; in the United Kingdom by Carlton Cards Limited, Camden Graphics Group, Hanson White Ltd., Gibson Greetings International Limited, The Ink Group Publishers Ltd. (U.K.) and Carlton Cards Ltd. (Ireland); in France by Carlton Cards (France) SNC; in Mexico by Carlton Mexico, S.A. de C.V. ; in Australia by John Sands (Australia) Ltd. and The Ink Group PTY Ltd.; in New Zealand by John Sands (N.Z.) Ltd. and The Ink Group NZ Ltd.; in South Africa by S.A. Greetings Corporation (PTY) Ltd.; and in Singapore, Hong Kong, China, and Malaysia by Memory Lane SDN BHD (85% owned). AmericanGreetings.com, Inc. (89% owned) markets e-mail greetings, personalized greeting cards and other social expression products through the Corporation's websites www.americangreetings.com, www.egreetings.com, and www.beatgreets.com; co-branded websites and on-line services. AmericanGreetings.com also provides design and verse content which is included in various CD-Rom software products for use on personal computers. AmericanGreetings.com also operates eAgents, an electronic newsletter that consolidates and delivers personalized content from top Internet sites to subscribers. Magnivision, Inc. produces and sells non-prescription reading glasses and eyeware accessories, and Learning Horizons distributes supplemental educational products. Design licensing and character licensing are done by AGC, Inc. and Those Characters From Cleveland, Inc., respectively. AG Industries, Inc. manufactures custom display fixtures for the Corporation's products and products of others. (Although other subsidiaries of American Greetings Corporation exist, they are either inactive, of minor importance or of a holding company nature.)

           Many of the Corporation's products are manufactured at common production facilities and marketed by a common sales force. Marketing and manufacturing functions in the United States and Canada are combined; dual priced cards are produced in the United States and distributed in both countries. Information concerning sales by major product classifications is included in Part II, Item 7. Additionally, information by geographic area is included in Note N to the Consolidated Financial Statements included in Part II,
Item 8.

           The Corporation's products are primarily sold in about 125,000 retail outlets worldwide. In addition, the Corporation licenses its designs to various foreign licensees, so that in total, the Corporation's products and designs are available in more than 70 nations around the world. The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 2,000 companies in this industry in the United States. The Corporation's principal competitor is Hallmark Cards, Incorporated. On March 9, 2000, the Corporation completed its acquisition of Gibson Greetings, Inc. ("Gibson"). Gibson had been the Corporation's other principal competitor. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second largest company in the industry and the largest publicly owned company in the industry.

           The Corporation's unit sales of greeting cards increased 14% in 2001, primarily due to the Gibson acquisition, after decreasing 3% in 2000. Excluding acquisitions, 2001 total unit sales would have decreased 4%.

           Production of the Corporation's products is generally on a level basis throughout the year. Everyday inventories remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine's Day, Easter, Mother's Day, Father's Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. The Corporation and many of its competitors sell seasonal greeting cards with the right of return.
Beginning in fiscal 2002, the Corporation will implement scan-based trading with certain retailers; see Item 7 for further discussion of this initiative.

           During the fiscal year, the Corporation experienced no difficulty in obtaining raw materials from suppliers.

           At February 28, 2001, the Corporation employed approximately 11,700 full-time employees and approximately 27,000 part-time employees which, when jointly considered, equate to approximately 25,200 full-time equivalent employees. Approximately 3,000 of the Corporation's hourly plant employees are unionized, of which approximately 2,400 are covered by the following collective bargaining agreements:

                Union                            Plant Location              Contract Expiration Date
-----------------------------------       ---------------------------        ------------------------
International Brotherhood                 Bardstown, Kentucky                          4/15/03
of Teamsters                              Corbin, Kentucky                            12/01/02
                                          Shelbyville, Kentucky                       10/31/01
                                          Kalamazoo, Michigan                          4/30/05

Union of Needle Trades,                   Greeneville, Tennessee                      10/20/02
Industrial, & Textile Employees           (Plus Mark)

Firemen Oilers                            Berea, Kentucky                              3/31/03
Laborers' International                   Henderson, Kentucky                         12/17/04

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

           In fiscal 2001, the Corporation's major channel of distribution continues to be mass retail (which is comprised of mass merchandisers, chain drug stores and supermarkets), where it is the social expression industry leader. Other major channels of distribution include card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items).

           Sales to the Corporation's five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 28.7% of net sales in fiscal 2001. Sales to retail customers are made through 27 sales offices in the United States, Canada, the United Kingdom, Australia, New Zealand, France, Mexico, South Africa and Malaysia. Sales to one customer accounted for 10% of net sales in both Fiscal 2000 and 2001.

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

Some of these competitive agreements have been negotiated with customers covering a period following that covered by current agreements and requiring the Corporation to make advances prior to the start of such future period. The Corporation views the use of such agreements as advantageous in developing and maintaining business with retail customers. Although risk is inherent in the granting of advances, payments and credits, the Corporation subjects such customers to its normal credit review. Losses attributable to these agreements have historically not been material. Advances, payments and credits made under these agreements are accounted for as deferred costs. The current and long-term portions of such deferred costs, including future payment commitments, are disclosed in Note H to the Consolidated Financial Statements included in Part II, Item 8. Note H also discusses the amortization policy. The Corporation believes that these agreements represent a common practice within the industry. Since Hallmark Cards, the Corporation's principal competitor, is a non-public company, public disclosure of its practices has been limited.

           In November 2000, the Corporation announced it would undertake three initiatives in 2002: the reorganization of the core greeting card business, the implementation of scan-based trading with certain retailers, and changes in certain contractual relationships with strategic partners associated with AmericanGreetings.com. See Item 7 for further discussion of these initiatives.

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

Item 2.  Properties

           As of February 28, 2001, the Corporation owns or leases approximately
18.1 million square feet of plant, warehouse, store and office space, of which approximately 4.9 million square feet are leased. Space needs in the United States have been met primarily through long-term leases of properties constructed and financed by community development corporations and municipalities.

           The following table summarizes the principal plants and materially important physical properties of the Corporation:

                                                                  Expiration
                                Approximate Square                  Date of
                                   Feet Occupied                   Material         Principal
Location                     Owned              Leased              Leases          Activity
-----------------        -------------      --------------      --------------     ---------
Cleveland,                   1,700,000                                             International headquarters;
Ohio                                                                               general offices of U.S. Greeting
                                                                                   Card Division, Plus Mark, Inc., AG Industries,
                                                                                   Inc., Carlton Cards Retail, Inc.,
                                                                                   Learning Horizons, Inc., AmericanGreetings.com,
                                                                                   and AGC, Inc.; creation and design
                                                                                   of greeting cards, gift wrap, paper party goods,
                                                                                   candles, balloons, stationery and giftware

Bardstown,                     413,500                                             Cutting, folding, finishing, and
Kentucky                                                                           packaging of greeting cards

Corbin,                      1,010,000                                             Printing of greeting cards,
Kentucky                                                                           gift wrapping and paper party
                                                                                   goods and manufacture of
                                                                                   other related products

Danville,                                        1,374,000           2001          Distribution of everyday greeting
Kentucky                                                                           cards and related products

Harrisburg,                                        417,000           2006          Warehousing for seasonal
Arkansas                                                                           greeting cards and related
                                                                                   products

Lafayette,                     194,000                                             Manufacture of envelopes
Tennessee                                                                          for greeting cards and
                                                                                   packaging of cards

McCrory,                                           771,000           2004          Order filling and shipping of
Arkansas                                                                           everyday and seasonal
                                                                                   products



                                                                  Expiration
                               Approximate Square                   Date of
                                   Feet Occupied                   Material           Principal
Location                     Owned              Leased              Leases            Activity
--------                     -----              ------              ------            --------
Osceola,                     2,800,800                                               Cutting, folding, finishing and
Arkansas                                                                             packaging of seasonal greeting
                                                                                     cards and warehousing;
                                                                                     distribution of seasonal
                                                                                     products

Ripley,                        165,000                                               Seasonal card printing and
Tennessee                                                                            forms

Philadelphia,                                      120,000           2003            Hand finishing of greeting cards
Mississippi

Kalamazoo,                     602,500                                               Manufacturing and distribution
Michigan                                                                             of party supplies

Shelbyville,                                       250,000           2002            Warehousing for Carlton
Kentucky                                                                             Cards Retail, Inc. and distribution
                                                                                     for Learning Horizons, Inc.

Forest City,                   498,000             415,000           2001            Manufacture of the
North Carolina                                                                       Corporation's display
                                                                                     fixtures and other custom display
                                                                                     fixtures by AG Industries, Inc.

Greeneville,                 1,410,000             102,000                           Printing and packaging of
Tennessee                                                                            seasonal wrapping items
(4 locations)                                                                        and order filling and shipping for
                                                                                     Plus Mark, Inc.

Franklin,                    2,960,200                                               Manufacture of gift wrap
Tennessee                                                                            and related items for CPS/Plus
                                                                                     Mark, Inc.

Henderson,                     500,000                                               Manufacture of gift wrap
Kentucky                                                                             and related items for CPS/Plus
                                                                                     Mark, Inc.

Cincinnati,                                        356,000           2001            Warehouse and distribution of
Ohio                                                                 thru            gift wrap and related items for
                                                                     2004            CPS/Plus Mark, Inc.

Ft. Lauderdale /                                   323,000           2001            General offices of Magnivision,
Miami                                                                                Inc.; manufacture, order filling
Florida                                                                              and shipping of non-prescription
(4 locations)                                                                        reading glasses



                                                                 Expiration
                                 Approximate Square                Date of
                                     Feet Occupied                Material           Principal
Location                     Owned                  Leased         Leases            Activity
--------                     -----                  ------         ------            --------
Monteno,                                           104,500           2001            General offices and manufacture
Illinois                                                                             of balloons and related items
(3 locations)                                                                        for M&D Industries

Toronto,                                            87,000           2003            General offices of Carlton
Ontario,                                                                             Cards (Canada) Limited;
Canada
(2 locations)

Clayton,                       208,000                                               General offices of John Sands
Victoria,                                                                            (Australia) Ltd.;  manufacture of
Australia                                                                            greeting cards and related
                                                                                     products

Alexandria,                                         40,000           2003            General offices, production
Australia                                                                            and distribution for
                                                                                     The Ink Group

Auckland,                       80,000                                               General offices of John
New Zealand                                                                          Sands (New Zealand) Ltd.

Dewsbury,                      417,000              95,500           2001            General offices of
England                                                              and             Carlton Cards (UK) Limited;
(5 locations)                                                        2014            manufacture of greeting
                                                                                     cards and related products

Corby,                          85,000                                               Distribution of greeting cards
England                                                                              and related products for
                                                                                     Carlton Cards (UK) Limited

Mexico City,                    60,000                                               General offices of Carlton
Mexico                                                                               Mexico, S.A. de C.V. and
                                                                                     distribution of greeting
                                                                                     cards and related products

Paris,                                              93,000           2001            General offices of Carlton
France                                                                and            Cards (France) SNC;
                                                                     2003            distribution of greeting cards
                                                                                     and related products

Roodepoort,                                        105,500           2001            General offices of
South Africa                                                         thru            S.A. Greetings Corporation;
                                                                     2005            manufacture and distribution
                                                                                     of greeting cards
                                                                                     and related products



                                                                 Expiration
                               Approximate Square                  Date of
                                   Feet Occupied                  Material           Principal
Location                     Owned              Leased             Leases            Activity
-----------------        ---------------------------------     ---------------       ---------
London,                                           31,000           2001            General offices of Camden
England                                                             and            Graphics; publishing and
(3 locations)                                                      2011            distribution of greeting cards

Croydon,                      42,000             107,500           2001            General offices of Hanson
England                                                            thru            White; manufacturer and
(8 locations)                                                      2011            distributor of greeting cards
                                                                                   and related products

Stafford Park,                29,000              50,000           2004            General office and warehouse
England                                                                            for Gibson Greetings
(2 locations)                                                                      International

Ezakheni,                    140,000              33,500           2001            Manufacture and distribution
Phoenix,                                                           thru            of greeting cards and
South Africa                                                       2003            related products

Kajang                                             7,000           2001            General office of Memory
Selangor                                                                           Lane Malaysia
Malaysia

Item 3.         Legal Proceedings

           1. Hallmark Cards, Inc. v. American Greetings Corporation and Americangreetings.com, Inc., Case No. 00-0538-CV-W-1, U.S. District Court, Western District of Missouri.

           This matter was previously disclosed in Form 10-Q for the period ending August 31, 2000. In this case, which was filed in June 2000, Hallmark alleged infringement of three patents relating to an electronic system for the management, selection and delivery of cards. Hallmark voluntarily dismissed its Complaint on January 19, 2001.

           2. In re: Underground Storage Tank Release Report, U.S. EPA Facility ID# TN 1-300153, Tennessee Department of Environment & Conservation (TDEC) v. Plus Mark.

           This matter was previously disclosed in Form 10-K for the period ending February 29, 2000. There has been no change since the last report. In January 2000, Plus Mark, a wholly owned subsidiary of American Greetings Corporation, received a request from U.S. EPA in connection with the excavation of eight underground storage tanks at Plus Mark's Afton, TN facility to perform initial site characterization for both soil and groundwater. After Plus Mark submitted the initial test results, U.S. EPA concluded that no further action was required regarding soil, but that further site characterization was required for groundwater. U.S. EPA transferred the matter to TDEC for administration. No remedy has been determined, but costs are not expected to be material.

           3. In re: Tennessee Dept. of Environment and Conservation (TDEC) v. Cleo. Tennessee State Superfund Site - Carl Wright Site, Henry County, TN

           This matter was previously disclosed in Form 10-K for the period ending February 29, 2000. There has been no change since the last report. In May 1998, TDEC informed Gibson Greetings, now a wholly owned subsidiary of American Greetings Corporation, that Cleo, a former subsidiary of Gibson Greetings, may be a potentially responsible party for the costs incurred by the State of Tennessee in remediating the Carl Wright Site. TDEC notified Gibson Greetings that storage drums recovered from the Site during clean up bore "Cleo Wrap" labels. Gibson had agreed to indemnify Cleo and its shareholder, CSS, against various environmental liabilities, in connection with the sale of Cleo to CSS. Gibson's share of the estimated clean up cost is not expected to be material.

           4. In re: Chemical Recovery Systems Site, Elyria, Ohio.

           In March 2001, the United States Environmental Protection Agency sent to the Corporation a General Notice of Potential Liability and Request for Information under CERCLA. The Notice stated the U.S. EPA's intent to conduct a remedial investigation/feasibility study at the Chemical Recovery Systems Site in Elyria, Ohio. The Corporation is undertaking a review of its records. The alleged shipments to this Site occurred in 1978. The Corporation's share of estimated clean-up costs is not expected to be material.

Item 4.     Submission of Matters to Vote of Security Holders

            None

Executive Officers of the Registrant
------------------------------------

           The following is a list of the Corporation's executive officers, their ages as of April 30, 2001, their positions and offices, and number of years in executive office:

                                                      Years as
Name                                   Age      Executive Officer          Current Position and Office
----                                   ---      -----------------          ---------------------------
Morry Weiss                             61                29               Chairman and
                                                                             Chief Executive Officer
James C. Spira                          58                 1               President and
                                                                             Chief Operating Officer
Jeffrey M. Weiss                        37                 3               Executive Vice President
Michael B. Birkholm                     49                 4               Senior Vice President
Mary Ann Corrigan-Davis                 47                 4               Senior Vice President
David R. Beittel                        53                 -               Senior Vice President
Jon Groetzinger, Jr.                    52                13               Senior Vice President,
                                                                             General Counsel and
                                                                             Secretary
William R. Mason                        56                19               Senior Vice President
William S. Meyer                        54                13               Senior Vice President,
                                                                             Chief Financial Officer
Patricia A. Papesh                      53                 6               Senior Vice President
Patricia L. Ripple                      45                 5               Senior Vice President
Erwin Weiss                             52                11               Senior Vice President
Zev Weiss                               34                 -               Senior Vice President
George A. Wenz                          56                 3               Senior Vice President
Thomas T. Zinn, Sr.                     52                 3               Senior Vice President
Dale A. Cable                           53                 9               Vice President, Treasurer
Joseph B. Cipollone                     42                 -               Vice President,
                                                                             Corporate Controller

           Morry Weiss and Erwin Weiss are brothers. Jeffrey M. Weiss and Zev Weiss are the sons of Morry Weiss. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time.

           All of the executive officers listed above have served in the capacity shown or similar capacities with the Corporation (or major subsidiary) over the past five years, with the following exceptions:

           James C. Spira was a management consultant with several firms. He has served on the Board of Directors of the Corporation since 1998. He was appointed Vice Chairman of the Corporation in June 2000 and President and Chief Operating Officer of the Corporation in March 2001.

           Jeffrey M. Weiss was Vice President, Materials Management of the Corporation's U.S. Greeting Card Division from October 1996 until May 1997; Vice President, Product Management of the Corporation's U.S. Greeting Card Division from May 1997 until January 1998; and Senior Vice President from January 1998 until becoming Executive Vice President in March 2000.

           David R. Beittel was Vice President, Creative Visual Design of the Corporation's Carlton Cards Retail, Inc. unit from August 1993 until April 1995; Executive Director, Product Management of the Corporation from April 1995 until January 1997; and Vice President, Creative of the Corporation from January 1997 until becoming Senior Vice President in April 2001.

           Michael B. Birkholm was Plant Manager at Osceola, Arkansas from September 1992 until June 1994; and Vice President, Manufacturing from June 1994 until becoming Senior Vice President in March 1998.

           Joseph B. Cipollone was Director, Corporate Financial Planning of the Corporation from July 1994 until December 1997; and Executive Director, International Finance of the Corporation from December 1997 until becoming Vice President and Corporate Controller in April 2001.

           Mary Ann Corrigan-Davis was President of Carlton Cards Retail, Inc. from December 1992 until January 1996, and Group Managing Director of the John Sands Group from January 1996 until becoming Senior Vice President in May 1997.

           Patricia L. Ripple was Director, Tax and Financial Reporting of the Corporation from November 1991 until April 1993; Executive Director, Tax and Financial Reporting of the Corporation from April 1993 until September 1996; and Vice President and Corporate Controller from September 1996 until becoming Senior Vice President in March 2001.

           Zev Weiss was Regional Sales Director for the Corporation's Carlton Cards Retail, Inc., unit from July 1994 to May 1995; Regional Sales Manager for the Corporation's U.S. Greeting Card Division from May 1995 to May 1997; Executive Director of National Accounts for the Corporation's U.S. Greeting Card Division from May 1997 until March 2000; and Vice President, Strategic Business Units from March 2000 until becoming Senior Vice President in March 2001.

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

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

(a) Market Information
----------------------

The Corporation's Class A Common Shares are listed on the New York Stock Exchange under the symbol AM. The high and low share prices, as reported in the New York Stock Exchange listing, for the years ended February 28, 2001 and February 29, 2000:

                                                      2001                                        2000
                                      --------------------------------------      --------------------------------------
                                           High                  Low                   High                  Low
                                      ----------------     -----------------      ----------------     -----------------
    1st Quarter..................       $  19-9/16            $  15-5/16             $  28-13/16          $  22-5/16
    2nd Quarter.................           24-1/16               16-7/8                 32-3/8               27-3/16
    3rd Quarter..................          20.13                  8.94                  28-1/2               23-1/16
    4th Quarter..................          13.91                  8.19                  25-11/16             17-1/4


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

 (b) Shareholders
 ----------------

At February 28, 2001, there were approximately 28,800 holders of Class A Common Shares and 202 holders of Class B Common Shares of record and individual participants in security position listings.

(c)  Cash Dividends
-------------------

       Dividends
       per share
      declared in                                                                 2001          2000
  -------------------                                                          ----------    ----------
      2nd Quarter     (paid September 8, 2000 and September 10, 1999)               $.21         $ .20
      3rd Quarter     (paid December 8, 2000 and December 10, 1999)                  .21           .20
      3rd Quarter     (paid March 9, 2001)                                           .10             -
      4th Quarter     (paid March 10, 2000)                                            -           .20
      4th Quarter     (to be paid June 8, 2001 and paid June 10, 2000)               .10           .20
                                                                               ----------    ----------
                                                                                    $.62         $ .80

Item 6.  Selected Financial Data

Years ended February 28 or 29
Thousands of dollars except per share amounts

Summary of Operations                                          2001            2000           1999           1998           1997
---------------------                                     --------------  -------------  -------------  -------------  -------------
Net sales .............................................   $  2,518,814    $  2,175,236   $  2,205,706   $  2,198,765   $  2,161,089
Gross profit ..........................................      1,519,543       1,365,889      1,448,626      1,408,077      1,355,965
Non-recurring charge (gain) ...........................           --            38,873         13,925        (22,125)          --
Interest expense ......................................         55,387          34,255         29,326         22,992         30,749
Income (loss) before cumulative effect of accounting
     change ...........................................        (92,673)         89,999        180,222        190,084        167,095
Cumulative effect of accounting change, net of tax ....        (21,141)           --             --             --             --
Net (loss) income .....................................       (113,814)         89,999        180,222        190,084        167,095
 Earnings (loss) per share:
     Before cumulative effect of accounting change ....          (1.46)           1.37           2.56           2.58           2.23
     Cumulative effect of accounting change, net of tax          (0.33)           --             --             --             --
     Earnings (loss) per share ........................          (1.79)           1.37           2.56           2.58           2.23
     Earnings (loss) per share - assuming dilution ....          (1.79)           1.37           2.53           2.55           2.22
Cash dividends declared per share* ....................            .62             .80            .94            .71            .67
Fiscal year end market price per share ................          13.06           17.25          23.69          45.63          31.00
Average number of shares outstanding ..................     63,646,405      65,591,798     70,345,980     73,708,100     74,818,960

Financial Position
------------------

Accounts receivable ...................................   $    387,534    $    430,825   $    390,740   $    373,594   $    375,324
Inventories ...........................................        365,221         249,433        251,289        271,205        303,611
Working capital .......................................         94,455         518,196        728,144        506,029        562,148
Total assets ..........................................      2,712,074       2,517,983      2,419,328      2,161,464      2,135,120
Property, plant and equipment additions ...............         74,382          50,753         60,950         67,898         92,895
Long-term debt ........................................        380,124         442,102        463,246        148,800        219,639
Shareholders' equity ..................................      1,047,190       1,252,411      1,346,611      1,345,217      1,361,655
Shareholders' equity per share ........................          16.49           19.41          19.49          18.90          18.16
Net return on average shareholders' equity
     before cumulative effect of accounting changes ...           (8.1)%           6.9%          13.4%          14.0%          12.9%
Return on net sales before income taxes and
     cumulative effect of accounting changes ..........            3.9%            6.5%          12.8%          13.3%          11.8%

  * See quarterly results of operations for detailed table.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

During 2001, the Corporation experienced declines in net income due to market pressures and two special charges. Market pressures included unit decline in the United States everyday card market as a result of continued pressure to reduce retailer inventories, increased competition from lower-priced cards and general retail sales weakness. In addition, charges related to an equity investment write-down and potential tax assessments were recorded. The Corporation, as announced during the third quarter, has responded by initiating a restructure strategy focusing on process improvements that is expected to improve efficiency and reduce costs by rationalizing brands, products and facilities, and resetting the organizational structure. Details of the restructuring effort were announced in March 2001, and the Corporation expects to record a restructure charge during Fiscal 2002 as part of this initiative.

The Corporation completed the acquisition of Gibson Greetings Inc. (Gibson), the No. 3 greeting card company in the industry, early in 2001. The Corporation focused its efforts throughout 2001 on integrating that business which is substantially complete as of February 2001. The Corporation has begun to realize significant operating synergies and cost reductions from the Gibson transaction which will be accretive to earnings in 2002.

During the third quarter, the Corporation completed the acquisition of CPS Corporation (CPS), a leading supplier of gift wrap and decorative packaging, headquartered in Franklin, Tennessee. This acquisition expands the Corporation's seasonal boxed card, gift wrap, and decorative packaging product offering, adds new customers and channels of distribution, and includes two state-of-the-art manufacturing and distribution facilities in Tennessee and Kentucky. CPS became part of Plus Mark, the promotional giftwrap and Christmas boxed card unit of the Corporation.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE

Net sales rose 15.8% to a record $2.5 billion in 2001 driven primarily by the acquisition of the Gibson and CPS business units, which contributed $263 million and $89 million, respectively. Excluding acquisitions, net sales decreased 1.0% compared to 2000 due primarily to soft everyday card sales in the U.S. market and weakening of certain foreign currencies against the U. S. dollar. Increased sales of promotional gift wrap, calendars and party goods in the U.S. as well as stronger sales in Canada helped offset the U.S. everyday greeting card performance. In 2000, net sales decreased 1.4% compared to 1999 primarily due to initiatives to lower retailers' inventories.

Net sales of everyday cards increased 8.9% in 2001 due primarily to the favorable impact of the Gibson acquisition. Excluding Gibson, everyday card net sales decreased 4.9% principally due to softness in the United States and Australasia greeting card markets. The decrease in 2000 reflects lower sales in the United States as a result of initiatives to lower retailers' inventory partially offset by strong sales gains in the United Kingdom primarily due to increased market share. Unit sales of everyday greeting cards increased approximately 13% compared to 2000. However, excluding the Gibson acquisition, unit sales of everyday greeting cards decreased approximately 2%.

Net seasonal card sales improved 17% during 2001 as a result of the Gibson acquisition but decreased 3.5% compared to 2000 when excluding Gibson. The Corporation continued to implement initiatives to improve sell-through of seasonal card sales; however, these efforts were hampered by a slowing retail environment. In 2000, net seasonal card sales decreased 2.6% as the Corporation reduced seasonal card shipments to improve seasonal sales productivity.

Primarily fueled by the CPS acquisition, sales of non-card products increased 24% in 2001. Significant sales increases were also realized in both calendars and party goods. Sales of calendars increased more than 150% in 2001 due to increased distribution while increased core growth drove party goods sales to an increase of 13% over 2000. Sales of non-card products increased in 2000 due to the acquisition of Contempo Colours, Inc. and to higher seasonal promotional gift wrap sales.

The contribution of each major product category as a percent of net sales for the past three years is:

                                                 2001            2000            1999
                                              ------------    -----------     ------------
      Everyday Greeting Cards                     42%            45%              48%
      Seasonal Greeting Cards                     20%            20%              20%
      Gift Wrapping and Wrap Accessories          16%            14%              14%
      All Other Products                          22%            21%              18%

The All Other Products classification includes giftware, party goods, non-prescription reading glasses, candles, balloons, calendars, custom display fixtures, stationery, ornaments, educational products and stickers.

EXPENSES AND PROFIT MARGINS

Margins continued to decrease in 2001 due primarily to a changing product mix. While acquisitions have increased sales to record levels, these business units typically have higher cost of product than the core greeting card business. Additionally, the Corporation's investment and losses in its Internet subsidiary, AmericanGreetings.com, have unfavorably impacted margins.

Material, labor and other production costs were 39.7% of net sales, up from 37.2% in 2000 and 34.3% in 1999. The key driver of this increase is a sales shift to increased sales of higher cost product due primarily to the CPS acquisition and to lower sales of higher margin everyday greeting cards. The increase in 2000 compared to 1999 reflects increased sales of lower margin products, $7.8 million of unfavorable manufacturing variances and a $7.7 million write-down of inventory related to the integration of the Canadian and domestic operations.

Selling, distribution and marketing expenses were 42.4% of net sales in 2001, flat to prior year but up from 40.5% in 1999. In 2001, increased order fulfillment costs had an unfavorable impact of 60 basis points which was offset by lower expenditures for national advertising of $10 million. The increase in 2000 over 1999 primarily reflects expenses associated with Internet agreements for AmericanGreetings.com, Inc. and higher freight costs relating to strong seasonal promotional gift wrap sales. Competitive costs in 2001 increased only 2.8% compared to 2000. Deferred costs and the Corporation's method of accounting for them are described in Note H to the Consolidated Financial Statements.

Administrative and general expenses increased $53.1 million in 2001. Almost all of the increase is related to the acquired companies which reflected spending levels prior to integration savings. Administrative and general expenses decreased $1.1 million in 2000 from 1999 due to reduced employee benefit costs partially offset by additional costs associated with AmericanGreetings.com, Inc.

Other expense - net was $16.8 million in 2001, $3.7 million in 2000 and $1.3 million in 1999. Included in other expense - net for 2001, is a $32.5 million non-cash charge recorded in the fourth quarter relating to the write down of the Corporation's 19.6% investment in Egreetings Network, Inc. (Egreetings) shares acquired as part of the Gibson transaction. Partially offsetting this charge is an $8.4 million gain on the sale of a Canadian building. Also favorably impacting 2001 are savings of approximately $8.6 million of Year 2000 remediation costs incurred in the prior year.

Interest expense amounted to $55.4 million in 2001, compared to $34.3 million in 2000 and $29.3 million in 1999. Higher borrowing levels to fund the Corporation's acquisition of Gibson and CPS, as well as the common stock repurchase program were the primary drivers of the increase in interest expense. These initiatives were funded by free cash flow and additional borrowings in 2001 and 2000. As a result, debt less cash increased to $707.3 million at the end of 2001 compared to $490.8 million at the end of 2000.

During the fourth quarter of 2001, the Corporation recorded a charge of approximately $143 million for potential tax exposure for the fiscal years ended 1992 through 1999 relating to the Corporation's corporate-owned life insurance programs (COLI). This exposure was previously discussed in periodic filings with the Securities and Exchange Commission and represents the effect of proposed adjustments by the Internal Revenue Service (IRS) for the disallowance of certain deductions related to these insurance programs. In February 2001, a federal tax decision unfavorable to another corporation with COLI issues was published. The Corporation plans to vigorously contest the proposed adjustments or any subsequent assessments and feels it can distinguish certain of its COLI plans from those addressed in previous litigation. Additionally, the Corporation recorded the write-down of its investment in Egreetings shares and established a valuation allowance equal to the full tax benefit of the write-down.

The 2000 and 1999 effective tax rates were 36.0%. The rate for 2000 includes a
2.1 percentage point benefit for utilization of a foreign net operating loss carryforward while the rate for 1999 reflected tax benefits of the corporate-owned life insurance. Those benefits were reduced due to the phase out of the Federal income tax deduction for interest on loans associated with these policies. The deduction for this interest expense was entirely eliminated as of January 1, 1999. See Note O to the Consolidated Financial Statements for details of the differences between taxes at the Federal statutory rate and actual tax expense.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which among other guidance, clarifies the Staff's views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Corporation adopted a change in its method of accounting for certain shipments of seasonal product, which carry implied acceptance provisions. Under the new accounting method adopted retroactive to March 1, 2000, the Corporation now recognizes revenue on these seasonal shipments at the approximate date the merchandise is received by the customer and not upon shipment from the distribution facility. Customer receipt is a more preferable method of recording revenue due to the large volumes of seasonal product shipment activity and the time required to achieve customer requested delivery dates.

The cumulative effect of the change on prior years resulted in a one-time non-cash reduction to the Corporation's earnings of $21.1 million (net of tax of $12.6 million) or approximately $0.33 per share. Had this change been adopted effective March 1, 1999, fiscal 2000 net sales and earnings before the cumulative effect of this accounting change would not have been materially impacted.

RESTRUCTURING ACTIVITIES AND SPECIAL CHARGES

Fiscal 2000 - Fourth Quarter

During the fourth quarter, the Corporation recorded a $6.1 million ($4.8 million net of tax, or earnings per share of $0.08) restructure charge related to various foreign operations. The primary component of this charge was for the rationalization of various warehouse, distribution and manufacturing facilities in the United Kingdom in order to increase operating efficiency and lower fixed expenses. Additional initiatives include, to a lesser extent, the integration of Mexican manufacturing in the United States and the realignment of various business functions in Australia.

The restructure charge included $5.2 million for costs of severing employees, $0.6 million for lease exit costs, $0.3 million for the write off of assets no longer in use and other restructure costs. In total, approximately 336 positions will be eliminated comprised of 304 hourly and 32 salaried employees. As of February, 2001, 114 hourly and 33 salaried employees have been severed. All activities are expected to be completed by the end of the first quarter in fiscal 2002 and the Corporation anticipates annual cost savings to be approximately $4.0 million.

Fiscal 2000 - Second Quarter
In connection with the Corporation's initiative to streamline its international operations, the Corporation recorded a $40.4 million ($24.2 million net of tax, or earnings per share of $0.36) special charge during the second quarter of Fiscal 2000 relating primarily to the consolidation of the Canadian manufacturing and distribution in the United States. Included in this special charge is a $32.7 million restructure charge primarily for exit costs associated with the closure of certain Canadian facilities and to a lesser extent, costs to exit certain minor United Kingdom businesses. The remaining $7.7 million of the special charge was recorded in material, labor and other production costs for the write-down of Canadian inventory to net realizable value.

The restructure charge of $32.7 million includes $25.8 million of severance, pension and personnel related items, $4.6 million of facility shut-down costs, $1.5 million of lease exit costs and $0.8 million related to other restructure costs. As of February 2001, 712 Canadian employees have been terminated as a result of the Corporation's realignment of its manufacturing and distribution operations. All initiatives associated with the Canadian restructuring have been substantially completed and the Corporation anticipates annual aggregate cost savings to be approximately $12 million. The largest remaining restructuring activity relates to the Canadian Division pension plans. The Corporation has taken the necessary actions to settle the pension liabilities, and pending the appropriate Canadian regulatory approval, the remaining pension plan assets will be distributed to satisfy those obligations. This is expected to be completed by December 2001.

Fiscal 1999
During the third quarter of fiscal 1999, the Corporation recorded a restructure charge of $13.9 million ($8.3 million net of tax, or earnings per share of $0.12) which reflected management's efforts to optimize the Corporation's cost structure and to provide for operational streamlining initiatives. This restructure charge consisted of approximately $8.6 million of personnel-related charges associated with the termination of 228 employees; $4.6 million of exit costs associated with discontinuing the kiosk business; $0.4 million of costs associated with carrying vacated office space until lease expiration or sublease; and approximately $0.3 million of other restructure costs. All initiatives associated with this restructuring have been substantially completed at February 29, 2000.

The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in 1999 through 2001.


                                                     Facility          Kiosk          Lease
                                 Termination         Shut-Down          Exit           Exit          Other
                                  Benefits             Costs           Costs          Costs          Costs         Total
                               ----------------    --------------    -----------    ----------     --------     ------------
                                                                  (Thousands of dollars)
Provision in 1999                   $8,644                             $4,618                         $663         $13,925

Cash expenditures                   (5,019)                                                                         (5,019)
Non-cash charges                                                       (3,362)                                      (3,362)
                               ----------------                      -----------                   --------     ------------

Balance 2/28/99                      3,625                              1,256                          663           5,544

Provision in 2000                   31,018             $4,634                          $2,108        1,113          38,873

Activity relating
-----------------
to 1999 Provision:
------------------
Cash expenditures                   (3,645)                              (620)                        (469)         (4,734)
Non-cash charges                                                         (588)                                        (588)
Change in estimate                     162                                                            (162)

Activity relating to
--------------------
2000 Provision:
---------------
Cash expenditures                   (1,646)              (454)                           (930)                      (3,030)
Non-cash charges                    (4,358)               (99)                           (162)        (519)         (5,138)
                               ----------------    --------------    -----------    ----------     --------     ------------

Balance 2/29/00                     25,156              4,081              48           1,016          626          30,927

Activity relating to
--------------------
1999 Provision:
---------------
Cash expenditures                     (222)                                                                           (222)

Activity relating to
--------------------
2000 Provision:
---------------
Cash expenditures                  (19,152)              (514)            (13)            (12)         (22)        (19,713)
Non-cash charges                                       (2,334)                                        (342)         (2,676)
Change in estimate                      45                                (35)                         (10)
Impact of foreign currency
exchange rate changes
                                      (419)               (85)                            (70)         (17)           (591)
                               ----------------    --------------    -----------    ----------     --------     ------------

Balance 2/28/01                     $5,408             $1,148             $--            $934         $235          $7,725
                               ================    ==============    ===========    ==========     ========     ============

Included in accounts payable and accrued liabilities at February 28, 2001 is $7.7 million related to severance and other exit costs for those actions not completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

NET INCOME AND EARNINGS PER SHARE

The net loss of $113.8 million or $1.79 per share for 2001 includes non-cash charges of $143 million or $2.26 per share for disputed deductions with the IRS relating to the Corporation's COLI programs and $32.5 million or $0.51 per share for the write-down of the Corporation's 19.6% investment in Egreetings shares. Also included is a charge of $21.1 million or $0.33 per share for the cumulative effect of accounting changes relating to the recording of certain seasonal shipments. Excluding these charges, adjusted net income for 2001 was $83.5 million or $1.31 per share. This compares to net income, excluding the impact of non-recurring items for restructuring efforts, of $119 million or $1.81 per share in 2000 and $188.6 million or $2.68 per share in 1999. Assuming dilution, earnings per share excluding the non-recurring items discussed above were $1.31 in 2001, $1.81 in 2000, $2.65 in 1999.

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

SOCIAL EXPRESSION PRODUCTS SEGMENT

Net sales in 2001 increased 14.2% from the prior year due primarily to the acquisition of Gibson, which contributed $263 million of net sales. Excluding the impact of the Gibson acquisition, net sales decreased 1.7%. The primary driver of this sales decline was lower sales of everyday greeting card product in the United States partially offset by strong accessory product sales in the United States, primarily party products, and increased sales in Canada. Net sales in 2000 decreased 5.2% due primarily to reduced everyday card shipments in the United States partially offset by significant growth in the UK market. Total segment greeting card unit sales increased approximately 14% in 2001, however excluding Gibson unit sales declined approximately 4%. Total unit sales of all greeting cards decreased approximately 3% in 2000.

Segment earnings, net of intersegment items, decreased 12.6% in 2001 reflecting the earnings impact of lower sales in the United States of high margin everyday greeting card product. Partially offsetting this decrease was improved performance from the Canadian Division due primarily to benefits relating to the integration of manufacturing in the United States. Segment earnings, net of intersegment items, decreased 28.1% in 2000 reflecting the decrease in high margin everyday card sales in the United States partially offset by the strength of the UK market.

AMERICANGREETINGS.COM, INC. SEGMENT

Net sales improved 70% in 2001 driven by increased advertising revenue resulting from new advertising sales initiatives and higher traffic. AmericanGreetings.com more than doubled its website traffic in 2001 as a result of moving to a new business model as a relationship service provider which includes providing free electronic greetings. Net sales almost doubled in 2000 due to significant increases in subscription revenue and to increased advertising revenue resulting from new online distribution agreements with key Internet service providers.

The segment loss for 2001 reflects increased partner share costs associated with various Internet distribution agreements and the Corporation's continued investment in technology and content for expanded Internet services and increased volume growth.

The segment loss in 2000 reflects the increased costs associated with the amortization of payments relating to various Internet distribution agreements and increased advertising expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow before acquisitions, divestitures and financing in 2001 was $91.8 million and remained relatively strong compared to $96.8 million in 2000. In 1999, cash flow before acquisitions, divestitures and financing was $179.3 million. Cash flow provided by operating activities for 2001 was $108.9 million, a decrease of $58.7 million from 2000, due primarily to lower net income.

Accounts receivable, net of the effect of acquisitions, generated $29.2 million of cash in 2001, compared to a use of $35.9 million in 2000 and $10.5 million in 1999. The primary components of the accounts receivable performance in 2001 were increased cash collections and the impact of the shift in the recognition of Mother's Day shipments from the fourth quarter to the first quarter which decreased accounts receivable by $44.4 million. Net accounts receivable as a percent of net sales decreased to 15.4% in 2001 compared to 19.8% in 2000 and 17.7% in 1999.

Inventories as a percent of material, labor and other production costs increased to 36.5% after improving to 30.8% in 2000 from 33.2% in 1999. Inventories, net of the effect of acquisitions, used $46.6 million of cash in 2001 compared to a source of $11.7 million and $17.8 million in 2000 and 1999, respectively. Key components of this increase are increased inventory levels attributable to everyday accessory products of $18.6 million and an increase of $13.9 million of seasonal inventory, primarily Mother's Day, that will now ship in Fiscal 2002. In 2000, the Corporation realized a $19.3 million inventory reduction in both Canada and the United States relating to the integration of Canadian manufacturing and distribution in the United States and to other production efficiencies.

In 2001, Deferred costs - net, representing payments under agreements with certain retailers (net of related amortization), reflected amortization in excess of payments of $4.1 million compared to net cash payments of $5.6 million in 2000 and $65.6 million in 1999. Payments are made in connection with both new and existing agreements and reflect the fluctuations resulting from various contract payment and renewal dates. However, the deferred costs which result from the payments are less volatile as they are amortized over the effective period of the agreement. Total commitments under the agreements are capitalized as deferred costs when the agreements are consummated, and any future payment commitments are recorded as liabilities at that time. Future payment commitments under existing agreements at the end of 2001 were $230.8 million with $119.8 million due within the next year. See Note H to the Consolidated Financial Statements for further discussion of deferred costs related to certain customer agreements.

Accounts payable and other liabilities increased $87.9 million compared to a decrease of $24.9 million in 2000. In 1999, accounts payable and other liabilities increased $13.8 million. The activity in 2001 reflects an increase in income taxes payable of $143 million for the recording of the COLI tax exposure partially offset by $19.7 million of cash payments associated with the Corporation's restructuring activities and approximately $28 million of cash payments for integration costs associated with acquisitions. The change in 2000 compared to 1999 reflects lower income tax accruals and employee profit sharing liability.

Investing activities included $139 million of cash (net of $10.1 million of acquired cash) in 2001 to purchase Gibson, in addition to the $30 million escrow payment made in 2000. Additionally, 2001 reflects the $31 million cash portion of the CPS acquisition made during the second quarter. In 2000, investing activities included $35.5 million for the acquisition of Contempo Colours, Inc. and the Gibson escrow payment.

Capital expenditures were $74.4 million in 2001 up from $50.8 million in 2000 and $61.0 million in 1999. The increase was largely due to approximately $14 million of investments in facilities and manufacturing equipment in the United Kingdom in order to increase operating efficiency and enable facility rationalization. In addition, 2001 capital expenditures included $7.3 million for the expansion of the Kalamazoo facility (party goods) and $4.5 million related to the Gibson acquisition. The decrease in 2000 reflects lower capitalized system projects as the Corporation focused its efforts on Year 2000 remediation. Capital expenditures are expected to be approximately $50 million in 2002.

Investing activities other than capital expenditures and acquisitions provided $56.4 million of cash in 2001 compared to a use of $20.9 million in 2000. The cash provided in 2001 reflects $20.3 million of cash proceeds from the sale of a Canadian building and the settlement of a $15 million supply agreement loan. The use of cash in 2000 reflects a supply agreement loan to a customer and lower cash distributions received from the Corporation's investment in corporate owned life insurance.

During 2001, the Corporation repurchased 1.0 million Class A shares at an average price of $20.56 per share or $21 million bringing the total shares purchased under this program to 4.5 million at an average cost of $27.70. Additionally, the Corporation repurchased 1.2 million shares, relating to the acquisition of CPS, at an average price of $20.36 per share or $24.4 million. In total 2.2 million shares were repurchased during 2001 at an average price of $20.46 or approximately $45 million. During 2000, a total of 4.6 million shares were repurchased at an average price of $28.25 per share or approximately $130 million.

Net cash provided from financing activities was $78.8 million primarily as a result of an increase in short-term borrowings to fund the Gibson and CPS acquisitions; however, the Corporation will continue to evaluate long term financing options. A total of $52.7 million in dividends was paid during 2001 compared to $51.2 million in 2000. The Corporation has reduced its quarterly dividend from 21 cents per share to 10 cents per share, beginning with the dividend payable in March 2001. In 2000, net cash used in financing activities was $114.4 million primarily related to the Corporation's stock repurchase program and dividend payments. Debt as a percent of total capitalization in 2001 increased to 42% compared to 30.6% in 2000.

The Corporation's operating cash flow and existing credit facilities are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements which are financed through short term borrowings. See Note I to the Consolidated Financial Statements for further discussion of the Corporation's credit facilities.

MARKET RISK

The Corporation's market risk is impacted from changes in interest rates and foreign currency exchange rates. The Corporation manages interest rate exposure through a mix of fixed and floating rate debt. A portion of the Corporation's debt has a fixed rate, limiting its exposure to fluctuations in interest rates. To date, risks associated with interest rate movements have not been significant and are not expected to be so in the near term.

Approximately 17% of the Corporation's 2001 revenues were generated from operations outside the United States. Operations in Australasia, Canada, France, Malaysia, Mexico, South Africa, and the United Kingdom, are denominated in currencies other than U.S. dollars. Each of these operations conducts substantially all of its business in its local currency and is not subject to material operational risks associated with fluctuations in exchange rates. While intercompany balances with the parent company are denominated in U.S. dollars, the Corporation's multi-currency credit facility provides the foreign operations the ability to satisfy these balances and reduce exchange risk. Additionally, the Corporation's net income was not materially impacted by the translation of the foreign operations' currencies into U.S. dollars. Exposure to exchange rate fluctuations historically have not been significant, however, no assurance can be given that future results will not be adversely affected by significant changes in foreign currency exchange rates.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, along with its amendments SFAS No. 137 and SFAS No. 138, will become effective for the Corporation for 2002. The Corporation has evaluated the effects of these Statements on its accounting and reporting policies, and the adoption of the Statements will not have a material impact on the Corporation's consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In November 2000, the Corporation announced it would undertake a review of its operations focusing on process improvements that is expected to improve efficiency and reduce costs. Additionally, the Corporation will undertake two other initiatives, all of which will take place in 2002 and result in the following one-time pre-tax charges:

- The reorganization of the core greeting card business will result in a pre-tax charge of approximately $200 million to $220 million. The implementation of the new business structure will result in expected ongoing pre-tax cost savings of about $90 million beginning in 2003. Included in the restructuring are a brand rationalization process, product line size reduction program, the consolidation of six to nine facilities, and a headcount reduction of approximately 1,500 associates, or about 13% of the full-time workforce. The Corporation expects the reorganization to begin in the first quarter of 2002 and conclude by the end of 2002.

- The implementation of scan-based trading with certain retailers will result in a pre-tax charge of $80 million to $90 million. This new initiative is part of the Corporation's new business model and should ultimately result in a reduction of working capital, maximize retail productivity and throughput, reduce costs and continue to enhance retailer relationships.

- Anticipated in 2002, positive changes in certain contractual relationships with strategic partners associated with the Corporation's Internet business will result in a pre-tax, non-cash charge of $18 million. These forthcoming contractual changes, coupled with recent acquisitions and organic growth should allow AmericanGreetings.com to achieve its goal of reaching profitability during the fourth calendar quarter of 2001.

The Corporation expects the pre-tax cost of these three initiatives to be about $300 million to $330 million. Combined, these efforts are expected to use about $110 million to $120 million in after-tax cash, with the majority of the cash usage coming in 2002.

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

The statements contained in this document that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited to retail bankruptcies and consolidations, successful integration of acquisitions, a weak retail environment, consumer acceptance of products as priced and marketed, the impact of technology on core product sales and competitive terms of sale offered to customers. Risks pertaining specifically to the Corporation's electronic marketing business include the ability of AmericanGreetings.com to attract strategic partners as investors, the viability of online advertising as a revenue generator, and the public's acceptance of online greetings and other social expression products.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS - The Corporation does not hold or issue derivative financial instruments for trading purposes.

INTEREST RATE EXPOSURE - Based on the Corporation's overall interest rate exposure as of and during the year ended February 28, 2001, a hypothetical 10% movement in interest rates would not materially affect the Corporation's results of operations.

FOREIGN CURRENCY EXPOSURE - The Corporation's international operations expose it to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of income of international subsidiaries to U.S. dollars could affect comparability of results between years. The earnings of the Corporation were not materially affected by exchange rate fluctuations for the years ended February 28 or 29, 2001, 2000, or 1999. At February 28, 2001, a hypothetical 10% movement in foreign exchange rates would not have a material effect on the Corporation's results of operations.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of the Corporation's exposure to foreign currency translation risk.

Item 8.   Financial Statements and Supplementary Data

CONSOLIDATED STATEMENT OF OPERATIONS

Years ended February 28 or 29, 2001, 2000 and 1999

Thousands of dollars except per share amounts

                                                                     2001                  2000                 1999
                                                                ------------          ------------         ------------
Net sales                                                       $  2,518,814          $  2,175,236         $  2,205,706

Costs and expenses:
    Material, labor and other production costs                       999,271               809,347              757,080
    Selling, distribution and marketing                            1,068,543               921,392              894,323
    Administrative and general                                       280,202               227,075              228,183
    Non-recurring items                                                 --                  38,873               13,925
    Interest                                                          55,387                34,255               29,326
    Other expense - net                                               16,778                 3,670                1,272
                                                                ------------          ------------         ------------
                                                                   2,420,181             2,034,612            1,924,109
                                                                ------------          ------------         ------------

Income before income taxes and cumulative
 effect of accounting change                                          98,633               140,624              281,597

Income taxes                                                         191,306                50,625              101,375
                                                                ------------          ------------         ------------

(Loss) income before cumulative effect of
  accounting change                                                  (92,673)               89,999              180,222

Cumulative effect of accounting change, net of
  tax                                                                (21,141)                 --                   --
                                                                ------------          ------------         ------------

Net (loss) income                                               $   (113,814)         $     89,999         $    180,222
                                                                ============          ============         ============


(Loss) earnings per share:
  Before cumulative effect of accounting change                 $      (1.46)         $       1.37         $       2.56
  Cumulative effect of accounting change, net of
     tax                                                                (.33)                 --                   --
                                                                ------------          ------------         ------------
(Loss) earnings per share                                       $      (1.79)         $       1.37         $       2.56
                                                                ============          ============         ============

(Loss) earnings per share - assuming dilution                   $      (1.79)         $       1.37         $       2.53
                                                                ============          ============         ============

Average number of shares outstanding                              63,646,405            65,591,798           70,345,980

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 2001 and February 29, 2000
Thousands of dollars


ASSETS                                                                         2001                    2000
                                                                           ------------            ------------

CURRENT ASSETS
  Cash and cash equivalents                                                $     51,691            $     61,010

  Trade accounts receivable, less allowances of
    $184,799 and $136,037 respectively (principally for
    sales returns)                                                              387,534                 430,825

  Inventories                                                                   365,221                 249,433

  Deferred and refundable income taxes                                          190,241                  99,709

  Prepaid expenses and other                                                    211,049                 259,707
                                                                           ------------            ------------

      Total current assets                                                    1,205,736               1,100,684

GOODWILL - NET                                                                  229,802                 149,437

OTHER ASSETS                                                                    799,348                 820,447

PROPERTY, PLANT AND EQUIPMENT - NET                                             477,188                 447,415
                                                                           ------------            ------------

                                                                           $  2,712,074            $  2,517,983
                                                                           ============            ============




LIABILITIES AND SHAREHOLDERS' EQUITY                                            2001                   2000
                                                                           ------------            ------------

CURRENT LIABILITIES
  Debt due within one year                                                 $    378,904            $    109,694
  Accounts payable and accrued liabilities                                      304,063                 213,180
  Accrued compensation and benefits                                              89,936                  84,456
  Dividends payable                                                              12,732                  25,808
  Income taxes                                                                  192,936                  13,090
  Other current liabilities                                                     132,710                 136,260
                                                                           ------------            ------------

      Total current liabilities                                               1,111,281                 582,488

LONG-TERM DEBT                                                                  380,124                 442,102

OTHER LIABILITIES                                                               146,187                 195,985

DEFERRED INCOME TAXES                                                            27,292                  44,997

SHAREHOLDERS' EQUITY
  Common shares - par value $1:
    Class A - 71,739,574 shares issued
    less 12,879,781 Treasury shares in 2001
    and 71,736,804 shares issued less
    11,863,921 Treasury shares in 2000                                           58,860                  59,873

    Class B - 6,066,096 shares issued
    less 1,437,283 Treasury shares in 2001 and
    6,066,096 shares issued less
    1,418,762 Treasury shares in 2000                                             4,629                   4,647

Capital in excess of par value                                                  286,054                 304,946
Treasury stock                                                                 (447,127)               (445,758)
Accumulated other comprehensive loss                                            (58,179)                (27,572)
Retained earnings                                                             1,202,953               1,356,275
                                                                           ------------            ------------
    Total shareholders' equity                                                1,047,190               1,252,411
                                                                           ------------            ------------

                                                                           $  2,712,074            $  2,517,983
                                                                           ============            ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28 or 29, 2001, 2000 and 1999

Thousands of dollars

                                                                                    2001             2000             1999
                                                                                -----------      -----------      -----------
OPERATING ACTIVITIES:
  Net (loss) income                                                             $  (113,814)     $    89,999      $   180,222
  Adjustments to reconcile to net cash
    provided by operating activities:
      Cumulative effect of accounting change, net of tax                             21,141             --               --
      Write-down of equity investment                                                32,554             --               --
      Non-recurring items                                                              --             30,704            5,544
      Depreciation and amortization                                                  98,057           76,600           74,783
      Deferred income taxes                                                          61,227           54,248           (8,940)
      Changes in operating assets and liabilities,
      net of effects of acquisitions:
        Decrease (increase) in trade accounts receivable                             29,201          (35,883)         (10,450)
        (Increase) decrease in inventories                                          (46,587)          11,655           17,809
        Increase in other current assets                                            (67,292)         (57,261)          (3,271)
        Decrease (increase) in deferred costs - net                                   4,110           (5,640)         (65,588)
        Increase (decrease) in accounts payable and other liabilities                87,256             (689)          24,211
      Other - net                                                                     3,947            4,786           (3,052)
                                                                                -----------      -----------      -----------
        Cash Provided by Operating Activities                                       109,800          168,519          211,268

INVESTING ACTIVITIES:
  Business acquisitions                                                            (179,993)         (65,947)         (52,957)
  Property, plant and equipment additions                                           (74,382)         (50,753)         (60,950)
  Proceeds from sale of fixed assets                                                 22,294            1,490            2,522
  Investment in corporate-owned life insurance                                          181            2,746           18,413
  Other                                                                              33,944          (25,183)           8,040
                                                                                -----------      -----------      -----------
        Cash Used by Investing Activities                                          (197,956)        (137,647)         (84,932)

FINANCING ACTIVITIES:
  Increase in long-term debt                                                           --              1,076          317,096
  Reduction of long-term debt                                                       (80,431)         (16,397)         (22,669)
  Increase (decrease) in short-term debt                                            257,541           81,097         (158,657)
  Sale of stock under benefit plans                                                    --              1,171           18,981
  Purchase of treasury shares                                                       (45,530)        (130,151)        (131,745)
  Dividends to shareholders                                                         (52,743)         (51,213)         (52,410)
                                                                                -----------      -----------      -----------
        Cash Provided (Used) by Financing Activities                                 78,837         (114,417)         (29,404)
                                                                                -----------      -----------      -----------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                                          (9,319)         (83,545)          96,932
  Cash and Equivalents at Beginning of Year                                          61,010          144,555           47,623
                                                                                -----------      -----------      -----------
  Cash and Equivalents at End of Year                                           $    51,691      $    61,010      $   144,555
                                                                                ===========      ===========      ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years ended February 28 or 29,
2001, 2000 and 1999
Thousands of dollars except per share amounts


                                                      Common Shares          Capital in                 Shares       Deferred
                                               --------------------------     Excess of    Treasury     Held In    Compensation
                                                 Class A        Class B      Par Value      Stock        Trust        Plans
                                               -----------    -----------    ----------   ---------    --------    ------------
BALANCE MARCH 1, 1998                          $    66,904    $     4,278      $290,820   $(200,380)       --            --
  Net income
  Other comprehensive income:
     Foreign currency translation adjustment
     Unrealized gain on available-for-sale
        securities
        (net of tax of $3,360)

  Comprehensive income
  Issuance of shares to trust                                                                          $(20,480)      $20,480
  Cash dividends - $0.94 per share
  Exchange of shares                                    40            (40)
  Sale of shares under benefit
    plans, including tax benefits                      395            574        13,033       8,403
  Purchase of treasury shares                       (2,906)          (162)                 (128,677)
  Sale of treasury shares                                              10           233         162
                                               -----------    -----------      --------   ---------    --------       -------
BALANCE FEBRUARY 28, 1999                           64,433          4,660       304,086    (320,492)    (20,480)       20,480

  Net income
  Other comprehensive loss:
    Foreign currency translation adjustment
    Unrealized loss on available-for-sale
     securities
      (net of tax of $1,131)

  Comprehensive income
  Cash dividends - $0.80 per share
  Exchange of shares                                    23            (23)
  Sale of shares under benefit
    plans, including tax benefits                       20              2           826         122
  Purchase of treasury shares                       (4,603)            (6)                 (125,556)
  Sale of treasury shares                                              14            34         168
                                               -----------    -----------      --------   ---------    --------       -------
BALANCE FEBRUARY 29, 2000                           59,873          4,647       304,946    (445,758)    (20,480)       20,480

  Net loss
  Other comprehensive loss:
    Foreign currency translation adjustment
    Unrealized loss on available-for-sale
      securities
      (net of tax of $129)                            --

  Comprehensive loss
  Cash dividends - $0.62 per share
  Exchange of shares                                     1             (1)
  Sale of shares under benefit
    plans, including tax benefits                        3                           24
  Purchase of treasury shares                       (2,220)           (24)                  (43,287)
  Sale of treasury shares                                3              7                       202
  Shares issued in acquisition                       1,200                      (18,916)     41,716
                                               -----------    -----------      --------   ---------    --------       -------
BALANCE FEBRUARY 28, 2001                      $    58,860    $     4,629      $286,054   $(447,127)   $(20,480)      $20,480
                                               ===========    ===========      ========   =========    ========       =======


                                                Accumulated
                                                   Other
                                               Comprehensive     Retained
                                               (Loss) Income     Earnings           Total
                                              --------------   -----------      -----------
BALANCE MARCH 1, 1998                            $(23,437)     $ 1,207,032      $ 1,345,217
  Net income                                                       180,222          180,222
  Other comprehensive income:
     Foreign currency translation adjustment       (6,819)                           (6,819)
     Unrealized gain on available-for-sale
        securities
        (net of tax of $3,360)                      6,691                             6,691
                                                                               ------------
  Comprehensive income                                                              180,094
  Issuance of shares to trust
  Cash dividends - $0.94 per share                                 (65,935)        (65,935)
  Exchange of shares
  Sale of shares under benefit
    plans, including tax benefits                                   (3,830)          18,575
  Purchase of treasury shares                                                      (131,745)
  Sale of treasury shares                                                               405
                                                 --------      -----------      -----------
BALANCE FEBRUARY 28, 1999                         (23,565)       1,317,489        1,346,611

  Net income                                                        89,999           89,999
  Other comprehensive loss:
    Foreign currency translation adjustment        (1,744)                           (1,744)
    Unrealized loss on available-for-sale
        securities
        (net of tax of $1,131)                     (2,263)                           (2,263)
                                                                                -----------
  Comprehensive income                                                               85,992
  Cash dividends - $0.80 per share                                 (51,213)         (51,213)
  Exchange of shares
  Sale of shares under benefit
    plans, including tax benefits                                                       970
  Purchase of treasury shares                                                      (130,165)
  Sale of treasury shares                                                               216
                                                 --------      -----------      -----------
BALANCE FEBRUARY 29, 2000                         (27,572)       1,356,275        1,252,411

  Net loss                                                        (113,814)        (113,814)
  Other comprehensive loss:
    Foreign currency translation adjustment       (30,350)                          (30,350)
    Unrealized loss on available-for-sale
        securities
        (net of tax of $129)                         (257)                             (257)
                                                                                -----------
  Comprehensive loss                                                               (144,421)
  Cash dividends - $0.62 per share                                 (39,407)         (39,407)
  Exchange of shares
  Sale of shares under benefit
    plans, including tax benefits                                                        27
  Purchase of treasury shares                                                       (45,531)
  Sale of treasury shares                                             (101)             111
  Shares issued in acquisition                                                       24,000
                                                 --------      -----------      -----------
BALANCE FEBRUARY 28, 2001                        $(58,179)     $ 1,202,953      $ 1,047,190
                                                 ========      ===========      ===========


  See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended February 28 or 29, 2001, 2000 and 1999 Thousands of dollars except per share amounts

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions are eliminated. The Corporation's subsidiary, AmericanGreetings.com, Inc., is consolidated on a two-month lag corresponding with its fiscal year-end of December 31.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform with the 2001 presentation.

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

Financial Instruments: The carrying value of the Corporation's financial instruments approximate their fair market values, other than the fair value of the Corporation's publicly-traded debt. See Note I.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandiser, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand, France, Mexico, South Africa, Malaysia, Hong Kong and Singapore. Sales to the Corporation's five largest customers accounted for approximately 29%, 33% and 32% of net sales in 2001, 2000 and 1999, respectively. Sales to one customer accounted for 10% of net sales in 2001 and 2000.

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

Investment in Life Insurance: The Corporation's investment in corporate-owned life insurance policies is recorded in other assets net of policy loans. The net life insurance expense, including interest expense, is included in administrative and general expenses in the Consolidated Statement of Operations. The related interest expense, which approximates amounts paid, was $26,120, $40,564 and $54,670 in 2001, 2000 and 1999, respectively.

Goodwill: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired and is amortized on a straight-line basis over a period of 40 years for goodwill associated with the social expression product segment and 15 years for goodwill associated with all other businesses. Accumulated amortization of goodwill at February 28, 2001 and February 29, 2000 was $34,708 and $25,908, respectively. Goodwill is reviewed annually for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of " (SFAS No. 121). Impairment losses are recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

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

Revenue Recognition: Except for seasonal cards, sales are recorded by the Corporation upon shipment of products to non-related retailers and upon the sale of products at Corporation-owned retail locations. Sales of seasonal cards to non-related retailers are recognized at the approximate date the product is received by the customer. Seasonal cards are sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of seasonal cards when those products are shipped to non-related retailers. Accrual rates utilized for establishing estimated returns reserves have approximated actual returns experience.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which among other guidance clarified the Staff's views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Corporation adopted a change in its method of accounting for certain shipments of seasonal product. Under the new accounting method, the Corporation recognizes revenue on these seasonal shipments at the approximate date the merchandise is received by the customer and not upon shipment from the distribution facility. Customer receipt is a more preferable method of recording revenue due to the large volumes of seasonal product shipment activity and the time required to achieve customer-requested delivery dates.

The implementation of the change has been accounted for as a change in accounting principle and applied cumulatively as if the change occurred at March 1, 2000. The effect of the change was a one-time non-cash reduction to the Corporation's earnings of $21,141 (net of tax of $12,564) or approximately $0.33 per share, which is included in operations for the year ended February 28, 2001. The Corporation recognized approximately $44,400 in net sales that are included in the cumulative effect adjustment as of March 1, 2000. Had this change been adopted effective March 1, 1999, net sales and earnings before the cumulative effect of this accounting change in 2000 would not have been materially impacted.

Shipping and Handling Fees and Costs: The Corporation classifies shipping and handling fees as part of selling, distribution and marketing expenses. Shipping and handling costs were approximately $154,000, $116,900 and $107,000 in 2001, 2000 and 1999, respectively.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $61,610, $76,879 and $67,369 in 2001, 2000 and 1999, respectively.

Other Expense - Net: In 2001, other expense - net included $32,554 related to the write-down of the Corporation's investment in Egreetings Network, Inc. to $0.85 per share and a gain of $8,400 on the sale of a building in Canada. In 2000, other expense - net included costs to convert the Corporation's computer systems to be Year 2000 compliant. In the years presented, other expense-net also included amortization of goodwill, foreign exchange gains and losses, gains and losses on asset disposals, and royalty and interest income.

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

New Pronouncements: In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement, which establishes new accounting and reporting standards for derivative financial instruments, along with its amendments SFAS No. 137 and SFAS No. 138, will become effective for the Corporation for 2002. The Corporation has evaluated the effects of these statements on its accounting and reporting policies, and the adoption of the statements will not have a material effect on the Corporation's consolidated financial statements.

NOTE B - ACQUISITIONS


On March 9, 2000, the Corporation completed its acquisition of Gibson Greetings, Inc. ("Gibson") for a cash price of $10.25 per share. Gibson distributed individual relationship communication products, including greeting cards, gift wrap, party goods and licensed products. E-mail greetings featuring Gibson content are available through Egreetings Network, Inc., in which Gibson held a minority equity interest.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of operations include the results of Gibson beginning with the first quarter of fiscal 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Corporation's management based on information currently available and on current assumptions as to future operations. For financial statement purposes, the excess of cost over net assets acquired is amortized by the straight-line method over 40 years. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
   Assets acquired                                                   $ 296,086
   Liabilities assumed                                                (165,065)
Excess of cost over net assets acquired                                 49,288
                                                                 --------------
Purchase price                                                         180,309
Less cash acquired                                                      10,147
                                                                 --------------
Net cash paid (including $30,000 paid in prior fiscal year)          $ 170,162
                                                                 ==============

The acquisition of Gibson was primarily financed through short-term borrowings; however, the Corporation will continue to evaluate long-term financing options.

As a result of the acquisition of Gibson, the Corporation incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Gibson locations, to involuntarily terminate Gibson employees, and for other costs to integrate operating locations and other activities of Gibson with the Corporation. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. An additional requirement is that acquisition integration expenses which are associated with the generation of future revenues

NOTE B - ACQUISITIONS


and have future economic benefit, and those associated with integrating Gibson operations into the Corporation's locations, must be recorded as expense. The components of the acquisition integration liabilities included in the purchase price allocation for Gibson follow:

                                              Original                                  Balance Remaining at
                                               Costs                Utilized              February 28, 2001
                                          -----------------     -----------------    ----------------------------
Facility obligations                            $ 59,483              $  5,649                  $ 53,834
Workforce reductions                              11,405                10,084                     1,321
Other                                             19,363                10,973                     8,390
                                          -----------------     -----------------    ----------------------------
                                                $ 90,251              $ 26,706                  $ 63,545
                                          =================     =================    ============================

The acquisition integration liabilities are based on the Corporation's integration plan which focuses on distribution facility rationalization.

Unaudited pro forma results of operations for the twelve month period ended February 29, 2000, as if the Corporation and Gibson had been combined as of the beginning of that period, follow. Consolidated results for the year ended February 28, 2001, as reported, include the results of Gibson for the entire period. The pro forma results include estimates and assumptions which the Corporation's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of the Corporation and Gibson, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma results for the twelve months ended February 29, 2000 include a charge recorded by Gibson of approximately $23,000 to write down the inventory and related assets for one of its operations.

                                                                         Pro forma
                                                                    Twelve months ended
                                                                     February 29, 2000
                                                                  -----------------------
Net sales                                                                 $2,521,663

Net income                                                                   $51,104

Earnings per share and earnings per share assuming dilution
                                                                               $0.78

On July 13, 2000, the Corporation completed its acquisition of CPS Corporation ("CPS"), for a cash price of $31,000 plus 1,200,000 shares of the Corporation's common stock. CPS is a supplier of gift wrap and decorative packaging.

NOTE C - NON-RECURRING ITEMS AND SPECIAL CHARGES

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

The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in 1999 through 2001.


                                                     Facility         Kiosk
                                    Termination      Shut-Down         Exit       Lease Exit        Other
                                      Benefits         Costs          Costs         Costs           Costs          Total
                                      --------       --------       --------       --------       --------       --------


Provision in 1999                     $  8,644                      $  4,618                      $    663       $ 13,925

Cash expenditures                       (5,019)                                                                    (5,019)
Non-cash charges                                                      (3,362)                                      (3,362)
                                      --------                      --------                      --------       --------

Balance February 28, 1999                3,625                         1,256                           663          5,544

Provision in 2000                       31,018       $  4,634                      $  2,108          1,113         38,873

Activity relating to 1999
-------------------------
Provision:
----------

Cash expenditures                       (3,645)                         (620)                         (469)        (4,734)
Non-cash charges                                                        (588)                                        (588)
Change in estimate                         162                                                        (162)

Activity relating to 2000
-------------------------
Provision:
--------

Cash expenditures                       (1,646)          (454)                         (930)                       (3,030)
Non-cash charges                        (4,358)           (99)                         (162)          (519)        (5,138)
                                      --------       --------       --------       --------       --------       --------

Balance February 29, 2000               25,156          4,081             48          1,016            626         30,927

Activity relating to 1999
-------------------------
Provision:
--------

Cash expenditures                         (222)                                                                      (222)

Activity relating to 2000
-------------------------
Provision:
----------

Cash expenditures                      (19,152)          (514)           (13)           (12)           (22)       (19,713)
Non-cash charges                                       (2,334)                                        (342)        (2,676)

Change in estimate                          45                           (35)                          (10)

Impact of foreign currency
  exchange rate changes                   (419)           (85)                          (70)           (17)          (591)
                                      --------       --------       --------       --------       --------       --------

Balance February 28, 2001             $  5,408       $  1,148       $   --         $    934       $    235       $  7,725
                                      ========       ========       ========       ========       ========       ========




At February 28, 2001 and February 29, 2000, $7,725 and $30,927, respectively, were included in accounts payable and accrued liabilities representing the portion of the restructuring charges not yet expended.

NOTE D - (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of (loss) earnings per share and
(loss) earnings per share - assuming dilution:

                                                                                    2001               2000             1999
                                                                                 ----------        ----------        ----------
Numerator:
     Net (loss) income for earnings per share and
     earnings per share - assuming dilution                                      $ (113,814)       $   89,999        $  180,222
                                                                                 ==========        ==========        ==========
Denominator (thousands):
     Denominator for earnings per share
     - weighted average shares outstanding                                           63,646            65,592            70,346

     Effect of dilutive securities - stock options                                     --                --                 758
                                                                                 ----------        ----------        ----------

     Denominator for (loss) earnings per share - assuming dilution
     - adjusted weighted average shares outstanding                                  63,646            65,592            71,104
                                                                                 ==========        ==========        ==========

(Loss) earnings per share                                                        $    (1.79)       $     1.37        $     2.56
                                                                                 ==========        ==========        ==========

(Loss) earnings per share - assuming dilution                                    $    (1.79)       $     1.37        $     2.53
                                                                                 ==========        ==========        ==========

Certain stock options have been excluded for the years ended February 28, 2001 and February 29, 2000 because they would have been antidilutive.

NOTE E - COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income consists of the following components:

                                                     Foreign             Unrealized Gains         Accumulated
                                                    Currency                (Losses) on               Other
                                                   Translation          Available-For-Sale       Comprehensive
                                                   Adjustments              Securities                Loss
                                                   -----------          ------------------       -------------

Balance at February 28, 1998                        $  (23,437)                                   $  (23,437)
Other comprehensive (loss) income                       (6,819)            $    6,691                   (128)
                                                    ----------             ----------             ----------

Balance at February 28, 1999                           (30,256)                 6,691                (23,565)
Other comprehensive loss                                (1,744)                (2,263)                (4,007)
                                                    ----------             ----------             ----------

Balance at February 29, 2000                           (32,000)                 4,428                (27,572)
Other comprehensive loss                               (30,350)                  (257)               (30,607)
                                                    ----------             ----------             ----------

Balance at February 28, 2001                        $  (62,350)            $    4,171             $  (58,179)
                                                    ==========             ==========             ==========

Gross unrealized holding gains on available-for-sale securities as of February 28, 2001 and February 29, 2000 are $6,271 and $6,657, respectively.

NOTE F - INVENTORIES


                                                                        2001                        2000
                                                                  -----------------            ---------------

Raw material                                                              $ 49,408                   $ 38,218
Work in process                                                             33,370                     27,099
Finished products                                                          330,664                    229,887
                                                                  -----------------            ---------------
                                                                           413,442                    295,204
Less LIFO reserve                                                           93,111                     90,343
                                                                  -----------------            ---------------
                                                                           320,331                    204,861
Display material and factory supplies                                       44,890                     44,572
                                                                  -----------------
                                                                                               ---------------

                                                                          $365,221                   $249,433
                                                                  =================            ===============



NOTE G - PROPERTY, PLANT AND EQUIPMENT


                                                                        2001                        2000
                                                                  -----------------            ---------------

Land                                                                      $ 15,085                   $ 14,589
Buildings                                                                  320,849                    307,713
Equipment and fixtures                                                     750,160                    696,819
                                                                  -----------------            ---------------
                                                                         1,086,094                  1,019,121
Less accumulated depreciation                                              608,906                    571,706
                                                                  -----------------
                                                                                               ---------------

                                                                          $477,188                  $ 447,415
                                                                  =================            ===============

NOTE H - DEFERRED COSTS

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

At February 28, 2001 and February 29, 2000, deferred costs and future payment commitments are included in the following financial statement captions:

                                            2001                      2000
                                      -----------------          ---------------

Prepaid expenses and other                 $ 142,436                  $ 200,517
Other assets                                 717,400                    679,214
Other current liabilities                   (119,770)                  (118,250)
Other liabilities                           (111,030)                  (163,865)
                                      -----------------          ---------------

                                           $ 629,036                  $ 597,616
                                      =================          ===============

NOTE  I - LONG AND SHORT-TERM DEBT

On July 27, 1998, the Corporation issued $300,000 of 30-year senior notes with a 6.10% coupon rate under its $600,000 shelf registration with the Securities and Exchange Commission. The majority of the proceeds were used to retire commercial paper and other short-term debt, with the remainder used for other general corporate purposes and short-term investments. The fair value of the Corporation's publicly traded debt, based on quoted market prices, was $214,500 and $267,000 at February 28, 2001 and February 29, 2000, respectively.

On August 3, 2000, the Corporation amended its multi-currency credit facility that provides liquidity and working capital financing for the Corporation and its subsidiaries in the United States, Canada, the United Kingdom, Australia, New Zealand and France. The aggregate availability under this facility is approximately $719,000 of which approximately $660,000 is available at February 28, 2001. The United States portion and one-half of the Canadian portion of the facilities, totaling $584,172, mature on August 2, 2001. The balance of the facility matures on August 2, 2005. The United States portion and one half of the Canadian portion of the facility are annually renewable for additional 364-day periods and are convertible to term loans with a maturity of August 2, 2005. A facility fee is due on the aggregate amount of the facility and can vary with the Corporation's debt rating. At February 28, 2001, the facility fee is 0.125% for the non-364 day portion of the facility and 0.100% for the 364-day portion.

The borrowings of the Corporation in Canada consist of commercial paper. At February 28, 2001, commercial paper borrowings were $11,065, which are classified as long-term. The commercial paper borrowings are supported by the multi-currency credit facility described above.

The Corporation's subsidiary in South Africa has credit agreements permitting borrowings of up to $5,715. At February 28, 2001, the amount outstanding under this foreign revolving credit facility is classified as long-term.

All of the Corporation's revolving credit and term loan agreements provide for various borrowing alternatives in their respective currencies with interest rates generally ranging from 5% to 9% for amounts borrowed as of February 28, 2001.

At February 28, 2001 and February 29, 2000, debt due within one year consists of the following:

                                                                        2001                        2000
                                                                 -------------------          -----------------
         Current maturities of long-term debt                              $    664                  $   1,016
         Foreign revolving credit facilities                                    --                       1,263
                                                                 -------------------          -----------------
         Aggregate current maturities                                           664                      2,279
         Commercial paper                                                   359,541                    101,716
         Other short-term debt                                               18,699                      5,699
                                                                 -------------------          -----------------
                                                                          $ 378,904                  $ 109,694
                                                                 ===================          =================

At February 28, 2001 and February 29, 2000, long-term debt consists of the following:

                                                                          2001                    2000
                                                                     ---------------         ---------------
         Revolving credit, commercial paper and
                 term loan agreements                                      $ 80,484                $132,524
         Notes payable                                                      299,996                 311,294
         Other                                                                  308                     563
                                                                     ---------------         ---------------

                                                                            380,788                 444,381

         Less current maturities                                                664                   2,279
                                                                     ---------------         ---------------

                                                                           $380,124                $442,102
                                                                     ===============         ===============


Aggregate maturities of long-term debt are as follows:

                                      2002            $          664
                                      2003                       590
                                      2004                       381
                                      2005                       265
                                      2006                    59,245
                                      Thereafter             319,643
                                                      --------------
                                                      $      380,788
                                                      ==============

At February 28, 2001, the Corporation had credit arrangements to support the issuance of letters of credit in the amount of $41,102 with $29,481 of open credits outstanding.

Interest paid on short-term and long-term debt was $54,637 in 2001, $34,051 in 2000 and $27,831 in 1999.

The weighted average interest rate on short-term borrowings outstanding was 6.0% and 5.4% as of February 28, 2001 and February 29, 2000, respectively.

NOTE J - RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Contributions to the profit-sharing plan were $5,175, $11,858, and $22,687 for 2001, 2000 and 1999, respectively. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation's matching contributions were $0, $4,517, and $4,622 for 2001, 2000 and 1999, respectively.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. In the aggregate, the actuarially computed plan benefit obligation approximates the fair value of the plan assets.

The Corporation assumed Gibson's defined contribution plan that provided Gibson employees meeting certain eligibility requirements the ability to defer a portion of their salary subject to certain limitations. The plan was merged into the Corporation's profit sharing plan effective December 31, 2000. The Corporation paid certain administrative costs of the plan and made contributions to the plan during 2001 based upon a percentage of the employee's salary deferral. The Corporation's contributions totaled $170 during 2001.

The Corporation also assumed the obligations and assets of Gibson's defined benefit pension plan (the Retirement Plan) which covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Retirement Plan have been frozen and participants no longer accrue any more benefits after December 31, 2000. The Corporation will contribute to the plan amounts sufficient to ensure the Retirement Plan meets funding requirements. Contributions are intended to provide for benefits earned to date as no additional benefits will be earned in the future.

The following table sets forth summarized information on Gibson's plans for the year ended February 28, 2001:

                                                                Defined
                                                                Benefit                  Other
                                                                Pension              Postretirement
                                                                 Plan                   Benefits
                                                             -----------             --------------
Change in benefit obligation:
  Benefit obligation at beginning of year                    $      --                $      --
  Acquired business                                               95,540                    3,034
  Service cost                                                      --                        150
  Interest cost                                                    5,770                      200
  Participant contribution                                          --                        234
  Actuarial loss                                                    --                        624
  Benefit payments                                                (6,099)                    (404)
                                                             -----------              -----------

  Benefit obligation at end of year                               95,211                    3,838

Change in plan assets:
  Fair value of plan assets at beginning of year                    --                       --
  Fair value of plan assets of acquired business                  84,080                     --
  Actual return on plan assets                                     7,967                     --
  Contributions                                                     --                        404
  Benefit payments                                                (6,099)                    (404)
                                                             -----------              -----------

Fair value of plan assets at end of year                          85,948                     --
                                                             -----------              -----------

Funded (underfunded) status at end of year                        (9,263)                  (3,838)

  Unrecognized (gain) loss                                        (2,109)                     624
                                                             -----------              -----------

Accrued benefit cost                                         $   (11,372)             $    (3,214)
                                                             ===========              ===========


Assumptions
  Discount rate                                                     6.25%                    7.25%
  Expected return on plan assets                                    7.25%                     N/A
  Health care cost trend rate                                       --                 10% in 2002
                                                                                       decreasing 1%
                                                                                       each year to 5%


                                                                Defined
                                                                Benefit                  Other
                                                                Pension              Postretirement
                                                                 Plan                   Benefits
                                                             -----------             --------------
Components of net periodic benefit cost for the year
    ended February 28, 2001:

  Service cost                                                $     --             $      150
  Interest cost                                                    5,770                  200
  Expected return on assets                                       (5,858)                --
                                                              ----------           ----------

Net periodic benefit cost                                     $      (88)          $      350
                                                              ==========           ==========

Effect of a 1% increase in the health care cost trend rate on:

  Service cost plus interest cost                                                  $       17
   Accumulated postretirement benefit obligation                                          167

Effect of a 1% decrease in the health care cost trend rate on:

  Service cost plus interest cost                                                  $      (16)
   Accumulated postretirement benefit obligation                                         (160)

NOTE K - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time United States employees who meet certain age and service requirements. In addition, for retirements on or after January 2, 1992, the retiree must have been continuously enrolled for health care for a minimum of five years or since January 2, 1992. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The Corporation maintains a trust for the payment of retiree health care benefits. This trust is funded at the discretion of management.

                                                                     2001                     2000
                                                                  ----------               ----------
Change in benefit obligation:
   Benefit obligation at beginning of year                        $   80,452               $   75,276
   Service cost                                                        2,252                    2,327
   Interest cost                                                       6,449                    5,637
   Participant contributions                                           3,293                    1,483
   Actuarial losses                                                   24,205                    1,961
   Benefit payments                                                   (6,634)                  (6,232)
                                                                  ----------               ----------
   Benefit obligation at end of year                                 110,017                   80,452

Change in plan assets:
   Fair value of plan assets at beginning of year                     47,269                   44,714
   Actual return on plan assets                                        5,838                    2,178
   Contributions                                                       9,120                    6,609
   Benefit payments                                                   (6,634)                  (6,232)
                                                                  ----------               ----------
   Fair value of plan assets at end of year                           55,593                   47,269
                                                                  ----------               ----------

Funded (underfunded) status at end of year                           (54,424)                 (33,183)
Unrecognized loss                                                     43,524                   23,215
                                                                  ----------               ----------
Accrued benefit cost                                              $  (10,900)              $   (9,968)
                                                                  ==========               ==========



NOTE K - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)


                                                                                   2001               2000
                                                                               ----------          ----------
Components of net periodic benefit cost:
   Service cost                                                                $    2,252          $    2,327
   Interest cost                                                                    6,449               5,637
   Expected return on plan assets                                                  (3,627)             (3,441)
   Amortization of actuarial loss                                                   1,685               1,784
                                                                               ----------          ----------
   Net periodic benefit cost                                                   $    6,759          $    6,307
                                                                               ==========          ==========

Weighted average assumptions as of February 28 or 29:

Discount rate                                                                        7.25%               7.50%
Expected return on assets                                                               8%                  8%
Health care cost trend rate                                                    10% in 2002                  5%
                                                                               decreasing 1%
                                                                               per year to 5%

Effect of a 1% increase in health care cost trend rate on:
   Service cost plus interest cost                                             $    1,619          $    1,522
   Accumulated postretirement benefit obligation                                   17,314              13,642

Effect of a 1% decrease in health care cost trend rate on:
   Service cost plus interest cost                                             $   (1,284)         $   (1,202)
   Accumulated postretirement benefit obligation                                  (14,015)            (10,980)


NOTE L - LONG-TERM LEASES

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28 or 29, 2001, 2000 and1999 follows:

                                              2001               2000                1999
                                         ---------------    ---------------     ---------------
Gross rentals                                   $71,479            $59,876             $58,616
Less sublease rentals                             2,611              3,638               4,470
                                         ---------------    ---------------     ---------------
  Net rental expense                            $68,868            $56,238             $54,146
                                         ===============    ===============     ===============


At February 28, 2001, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, follow:

         Gross Rentals:
             2002                                             $   53,414
             2003                                                 46,175
             2004                                                 27,596
             2005                                                 28,794
             2006                                                 24,385
             Later years                                          65,471
                                                           ---------------
                                                                 245,835
         Sublease rentals                                        (20,961)
                                                           ---------------
         Net rentals                                           $ 224,874
                                                           ===============

NOTE M - COMMON SHARES AND STOCK OPTIONS

At February 28, 2001 and February 29, 2000, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B shares.

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

Under the Corporation's Stock Option Plans, options to purchase Class A and Class B shares are granted to directors, officers and other key employees at the then-current market price. In general, subject to continuing employment, options become exercisable commencing one year after date of grant in four annual installments and expire over a period of not more than ten years from the date of grant. The options granted to non-employee directors become exercisable in either six installments over five years or in four installments over four years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for stock options indicates an increase in net loss of $4,863 in 2001, and decreases in net income of $8,520 in 2000 and $3,248 in 1999. The pro forma information and related assumptions under the Black-Scholes method follow:

                                                      2001                  2000                 1999
                                                  -------------         ------------        ------------
Net (loss) income                                 $   (118,677)         $    81,479         $   176,974

(Loss) earnings per share                         $      (1.86)         $      1.24         $      2.52

(Loss) earnings per share -
   assuming dilution                              $      (1.86)         $      1.24         $      2.49


Assumptions:
      Risk-free interest rate                              5.9%                 5.4%                5.4%
      Dividend yield                                       5.4%                 3.2%                1.6%
      Expected stock volatility                           0.46                 0.41                0.27
      Expected life in years:
            Grant date to exercise date                    7.7                  5.7                 5.6
            Vest date to exercise date                     2.4                  2.4                 2.4


Stock option transactions and prices are summarized as follow:

                                             Number of Options                   Weighted-Average Exercise Price Per Share
                                     -----------------------------------       --------------------------------------------
                                        Class A             Class B                     Class A              Class B
                                     ---------------    ----------------       ---------------------    ------------------
Options outstanding
  February 28, 1998                       2,611,135         1,349,012                $  27.58              $  19.54
          Granted                           189,850               596                   45.73                 48.06
          Exercised                        (395,754)         (573,422)                  25.54                  9.07
          Cancelled                        (127,200)           (7,000)                  30.25                 26.13
                                     ---------------    ----------------

Options outstanding
  February 28, 1999                      2,278,031            769,186                $  29.18               $  27.30
          Granted                        3,648,950                --                    23.81                    --
          Exercised                        (20,800)            (2,000)                  20.28                  19.25
          Cancelled                       (293,000)            (1,000)                  26.09                  26.13
                                     ---------------    ----------------


Options outstanding
  February 29, 2000                      5,613,181            766,186                  $25.87                 $27.32
          Granted                          775,500                --                    15.45                    --
          Exercised                         (1,600)               --                    16.53                    --
          Cancelled                       (626,850)           (76,500)                  25.16                  24.15
                                     ---------------    ----------------


Options outstanding
  February 28, 2001                      5,760,231            689,686                $  24.57               $  27.67
                                     ===============    ================


Options exercisable at February 28 or 29
          2001                           2,469,531            689,686                $  27.44               $  27.74
          2000                           1,709,281            649,436                   27.47                  26.93
          1999                           1,235,331            490,936                   26.23                  26.23


The weighted average remaining contractual life of the options outstanding as of February 28, 2001 is 6.7 years.

Range of exercise prices for options outstanding:

                                               Outstanding                            Exercisable
                                  -------------------------------------    -----------------------------------
                                                                                                                     Weighted-
                                                          Weighted                                Weighted            Average
                                                           Average                                Average            Remaining
       Exercise Price                 Optioned            Exercise            Optioned            Exercise          Contractual
           Ranges                      Shares               Price              Shares              Price            Life (Years)
------------------------------    -----------------    ----------------    ---------------     ---------------    -----------------
    $ 8.50000 - 18.88000                727,000          $15.08151                 19,300         $17.80052              9.33
     19.12500 - 19.25000                345,600           19.24967                345,600          19.24967              0.96
     19.81250 - 23.56250              2,783,400           23.50612                546,000          23.50002              7.56
     23.68750 - 27.25000                846,092           26.38701                692,492          26.82114              5.11
     27.50000 - 29.43750                126,887           28.42696                 71,687          28.45861              6.33
     29.50000 - 29.50000              1,224,842           29.50000              1,204,542          29.50000              5.57
     29.87500 - 48.50000                373,146           38.46682                267,046          38.31815              6.39
     50.00000 - 50.00000                 16,000           50.00000                  8,000          50.00000              7.33
     50.25000 - 50.25000                  6,800           50.25000                  4,400          50.25000              6.75
     51.62500 - 51.62500                    150           51.62500                    150          51.62500              7.34
                                  -----------------                        ---------------

    $8.50000 - $51.62500              6,449,917                                 3,159,217
                                  =================                        ===============

NOTE N - BUSINESS SEGMENT INFORMATION

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

Operating Segment Information
-----------------------------

                                                     Net Sales                                    Earnings
                                        -------------------------------------------     -------------------------------------------
                                            2001            2000           1999             2001            2000            1999
                                        -----------     -----------     -----------     -----------     -----------     -----------
Social Expressions Products             $ 1,981,772     $ 1,745,830     $ 1,832,784     $   306,921     $   340,332     $   447,246
Intersegment items                          (85,659)        (85,229)        (80,578)        (61,825)        (59,763)        (56,748)
                                        -----------     -----------     -----------     -----------     -----------     -----------
    Net                                   1,896,113       1,660,601       1,752,206         245,096         280,569         390,498
AmericanGreetings.com                        24,378          14,345           7,577         (36,065)        (20,373)          3,794
Non-reportable segments                     621,039         495,848         441,446          58,843          50,771          44,202
Non-recurring items                            --              --              --              --           (46,387)        (13,925)
Egreetings write down                          --              --              --           (32,554)           --              --
Exchange rate adjustment                    (22,716)          4,442           4,477          (1,925)         (4,004)            403
Unallocated items - net                        --              --              --          (134,762)       (119,952)       (143,375)
                                        -----------     -----------     -----------     -----------     -----------     -----------
     Consolidated                       $ 2,518,814     $ 2,175,236     $ 2,205,706     $    98,633     $   140,624     $   281,597
                                        ===========     ===========     ===========     ===========     ===========     ===========


                                                       Assets                           Depreciation and Amortization
                                        -----------------------------------------    ----------------------------------------
                                           2001            2000           1999           2001            2000          1999
                                        -----------    -----------    -----------    -----------    -----------   -----------
Social Expressions Products             $ 1,840,771    $ 1,717,982    $ 1,676,314    $    47,663    $    44,207   $    45,910
AmericanGreetings.com                        48,563         31,663         12,507         22,773          6,385         2,154
Non-reportable segments                     418,714        266,080        262,236         24,271         22,777        25,921
Unallocated and intersegment items          454,829        505,399        469,724          3,852          3,136           960
Exchange rate adjustment                    (50,803)        (3,141)        (1,453)          (502)            95          (162)
                                        -----------    -----------    -----------    -----------    -----------   -----------
     Consolidated                       $ 2,712,074    $ 2,517,983    $ 2,419,328    $    98,057    $    76,600   $    74,783
                                        ===========    ===========    ===========    ===========    ===========   ===========

                                                Capital Expenditures
                                        -------------------------------------
                                          2001          2000         1999
                                        ----------    ---------    ----------
Social Expressions Products              $56,811       $25,666      $43,907
AmericanGreetings.com                      4,741         3,762          401
Non-reportable segments                   14,546        21,103       17,152
Unallocated and intersegment items             -             -            -
Exchange rate adjustment                  (1,716)          222         (510)
                                        ----------    ---------    ----------
     Consolidated                        $74,382       $50,753      $60,950
                                        ==========    =========    ==========

Other Information
-----------------

Product Information
                                                      Net Sales
                                     --------------------------------------------
                                        2001            2000            1999
                                     ------------    -----------     ------------
  Everyday greeting cards            $1,063,576        $976,922      $1,051,374
  Seasonal greeting cards               513,464         438,921         450,611
  Gift wrapping and wrap                395,639         301,131         301,517
     accessories

  All other                             546,135         458,262         402,204
                                     ------------    -----------     ------------
     Consolidated                    $2,518,814      $2,175,236      $2,205,706
                                     ============    ===========     ============


Geographic Information

                                                     Net Sales                                  Fixed Assets - Net
                                     -------------------------------------------    -------------------------------------------
                                        2001            2000            1999           2001           2000            1999
                                     ------------    -----------     -----------    -----------    ------------    ------------
United States                        $2,087,090      $1,751,686      $1,819,857       $416,447       $371,622        $363,801
Foreign                                 431,724         423,550         385,849         60,741         75,793          71,005
                                     ------------    -----------     -----------    -----------    ------------    ------------
     Consolidated                    $2,518,814      $2,175,236      $2,205,706       $477,188       $447,415        $434,806
                                     ============    ===========     ===========    ===========    ============    ============

NOTE O - INCOME TAXES

Income (loss) before income taxes and cumulative effect of accounting change:

                                                                2001                2000               1999
                                                           ----------------    ---------------    ----------------
United States                                                  $  87,231           $ 135,039          $ 300,411
Foreign                                                           11,402               5,585            (18,814)
                                                           ----------------    ---------------    ----------------
                                                               $  98,633           $ 140,624          $ 281,597
                                                           ================    ===============    ================

Income taxes (benefit) have been provided as follows:

                                                                2001                2000               1999
                                                           ----------------    ---------------    ----------------
Current:
   Federal                                                     $ 212,138          $    3,029          $ 111,736
   Foreign                                                        (2,799)             (9,082)           (18,423)
   State and local                                                21,821               1,197             16,977
                                                           ----------------    ---------------    ----------------
                                                                 231,160              (4,856)           110,290

Deferred (principally federal)                                   (39,854)             55,481             (8,915)
                                                           ----------------    ---------------    ----------------
                                                               $ 191,306           $  50,625          $ 101,375
                                                           ================    ===============    ================

Significant components of the Corporation's deferred tax assets and liabilities at February 28, 2001 and February 29, 2000 are as follows:

                                                                                   2001                2000
                                                                              ----------------    ----------------
         Deferred tax assets:
                   Employee benefit and incentive plans                           $  20,742          $   36,781
                   Sales returns                                                     11,225               2,708
                   Deferred capital loss carryforward                                11,394                   -
                   Inventory costing                                                 24,698               7,911
                   Lease buyout                                                      35,096              15,785
                   Other                                                             99,334              49,615
                                                                              ----------------    ----------------
                                                                                    202,489             112,800
                   Valuation allowance                                              (20,861)             (9,467)
                                                                              ----------------    ----------------

                            Total deferred tax assets                               181,628             103,333

         Deferred tax liabilities:
                   Depreciation                                                      30,056              44,969
                   Other                                                             25,567              29,374
                                                                              ----------------    ----------------
                            Total deferred tax liabilities                           55,623              74,343
                                                                              ----------------    ----------------
                   Net deferred tax assets                                        $ 126,005          $  28,990
                                                                              ================    ================

The increase in the valuation allowance was primarily due to an increase in a capital loss carryforward.

Reconciliation of income tax expense using the statutory rate and actual income tax exposure is as follows:

                                                          2001              2000              1999
                                                     ---------------     ------------     --------------

Income tax at statutory rate                            $  34,522            $49,218         $  98,559
State and local income taxes,
  net of federal tax benefit                                3,286              5,346            10,419
Corporate-owned life insurance investments                 (1,238)                75            (8,166)
Contested liability - COLI                                143,581                  -                 -
Change in valuation allowance                              11,394                  -                 -
Foreign differences                                        (6,763)            (2,953)                -
Other                                                       6,524             (1,061)              563
                                                     ---------------     ------------     --------------

Income tax at effective tax rate                         $191,306            $50,625          $101,375
                                                     ===============     ============     ==============


Income taxes (refunded) paid were $(18,174) in 2001, $19,821 in 2000 and $102,363 in 1999.

Deferred taxes have not been provided on approximately $16,517 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution. At February 28, 2001, the Corporation had approximately $28,303 of foreign operating loss carryforwards, of which $16,546 have no expiration dates and $11,757 have expiration dates ranging from 2002 through 2012.

Included in income tax expense was a charge for approximately $143,000 for potential tax exposure for the fiscal years ended 1992 through 1999 relating to the Corporation's corporate-owned life insurance program (COLI). This charge represents the effect of proposed adjustments by the IRS for the disallowance of certain deductions related to this insurance program. The Corporation believes that it has fully complied with the tax law as it related to its COLI program and plans to vigorously contest the proposed adjustments or any subsequent assessments.

QUARTERLY RESULTS OF OPERATIONS
-------------------------------
(Unaudited)
Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2001 and February 29, 2000:

                                                                      Quarter Ended
                                          -----------------------------------------------------------------------
                                              May 31            Aug 31             Nov 30             Feb 28
                                          ---------------    --------------     --------------    ---------------
Fiscal 2001
-----------
Net sales                                   $ 595,741           $ 493,732          $ 766,095           $ 663,246
Gross profit                                  392,417             298,621            410,237             418,268
Cumulative effect of accounting
     change, net of tax                        21,141                --                 --                  --
Net income (loss)                              17,365             (35,505)            32,015            (127,689)
Earnings (loss) per share                        0.27               (0.55)              0.50               (2.01)
Earnings (loss) per share -
   assuming dilution                             0.27               (0.55)              0.50               (2.01)



                                                                      Quarter Ended
                                          -----------------------------------------------------------------------
                                              May 31            Aug 31             Nov 30             Feb 29
                                          ---------------    --------------     --------------    ---------------
Fiscal 2000
-----------
Net sales                                   $ 458,757           $ 477,783          $ 623,356           $ 615,340
Gross profit                                  298,992             288,962            372,583             405,352
Non-recurring charge                             --                32,747               --                 6,126
Net income (loss)                              10,847             (26,298)            53,882              51,568
Earnings (loss) per share                        0.16               (0.39)              0.81                0.79
Earnings (loss) per share -
   assuming dilution                             0.16               (0.39)              0.81                0.79





REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a) 3. These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2001 and February 29, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective March 1, 2000, the Corporation changed its method of accounting for certain shipments of seasonal product.

                                                          /s/ Ernst & Young LLP

Cleveland, Ohio
March 27, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           There were no disagreements with the Corporation's independent auditors on accounting or financial disclosure matters within the three year period ended February 28, 2001, or in any period subsequent to such date.

                                    PART III

           The Corporation hereby incorporates by reference the information called for by Part III of Form 10-K from the Corporation's Notice of Annual Meeting of Shareholders to be held June 22, 2001, and related Proxy Statement to be filed with the Securities and Exchange Commission on May 15, 2001.

                             (Next item is Part IV)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)

           1.       Financial Statements
                    --------------------
                    Included in Part II of this report:

                           Consolidated Statement of Operations - Years ended February 28 or 29, 2001, 2000 and 1999

                           Consolidated Statement of Financial Position - February 28, 2001 and February 29, 2000

                           Consolidated Statement of Cash Flows - Years ended February 28 or 29, 2001, 2000 and 1999

                           Consolidated Statement of Shareholders' Equity - Years ended February 28 or 29, 2001, 2000 and 1999

                           Notes to Consolidated Financial Statements - Years ended February 28 or 29, 2001, 2000 and 1999

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

                           (ii)     Credit Agreement dated as of August 7, 1998

                                    This Exhibit has been previously filed as an Exhibit to the Registrant's 10-K Annual Report for the Fiscal year ended February 28, 1999, and is incorporated herein by reference.

                           (iii) Amended and Restated Credit Agreement dated August 3, 2000

                           (iv) Second Amended and Restated Credit Agreement dated April 30, 2001

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

                           (xii)    CEO and Named Executive Officers
                                    Compensation Plan

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

                           (xvi) 1997 Equity and Performance Incentive Plan, as amended*

                                    This Exhibit has been previously filed as an Exhibit to the Registrant's Form S-8 Registration Statement (Registration No. 333-41912) dated July 21, 2000, and is incorporated herein by reference.

                   (iii) (A)  (i)   Agreement to defer stock option gains with
                                    Morry Weiss dated December 15, 1997 *

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

                           On April 3, 2001, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation had completed its acquisition of Egreetings Network, Inc.

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

                                         AMERICAN GREETINGS CORPORATION
                                         ------------------------------
                                                   (Registrant)



Date:   May 3, 2001                      By:     /s/ Jon Groetzinger, Jr.
       -------------                          ------------------------------
                                              Jon Groetzinger, Jr.
                                              Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                              TITLE                             DATE
              ---------                             -----                              ----

     /s/ Morry Weiss                      Chairman of the Board;                 )
---------------------------------         Chief Executive Officer;               )
Morry Weiss                               Director                               )

                                                                                 )
     /s/ James C. Spira                   President;                             )
---------------------------------         Chief Operating Officer;               )
James C. Spira                            Director                               )

                                                                                 )
     /s/ Scott S. Cowen                   Director                               )
---------------------------------
Scott S. Cowen                                                                   )
                                                                                 )
     /s/ Stephen R. Hardis                Director                               )
---------------------------------
Stephen R. Hardis                                                                )
                                                                                 )
     /s/ Charles Ratner                   Director                               )      May 3, 2001
---------------------------------
Charles Ratner                                                                   )
                                                                                 )
     /s/ Harry H. Stone                   Director                               )
---------------------------------
Harry H. Stone                                                                   )
                                                                                 )
     /s/ Harriet Mouchly-Weiss            Director                               )
---------------------------------
Harriet Mouchly-Weiss                                                            )
                                                                                 )
     /s/ Jack Kahl                        Director                               )
---------------------------------
Jack Kahl                                                                        )
                                                                                 )
     /s/ Jerry Sue Thornton               Director                               )
---------------------------------
Jerry Sue Thornton                                                               )
                                                                                 )
     /s/ William S. Meyer                 Senior Vice President;                 )
---------------------------------         Chief Financial Officer                )
William S. Meyer                          (principal financial officer)          )

                                                                                 )
     /s/ Patricia L. Ripple               Vice President;                        )
---------------------------------         Corporate Controller                   )
Patricia L. Ripple                        (principal accounting officer)         )


                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
                                                       (000)

---------------------------------------   -------------   -------------------------------------    ----------------    ------------
               COLUMN A                      COLUMN B                   COLUMN C                       COLUMN D          COLUMN E
---------------------------------------   -------------   -------------------------------------    ----------------    ------------
                                                                       ADDITIONS
                                                          -------------------------------------
                                               Balance          (1)                  (2)                                  Balance
                                           at Beginning   Charged to Costs     Charged to Other        Deductions-        at End
               Description                   of Period      and Expenses      Accounts-Describe         Describe         of Period
---------------------------------------   -------------   ----------------   ----------=-------    ----------------    -------------

Year ended February 28, 2001:

  Deduction from asset account:

      Allowance for doubtful accounts        $   19,245      $   24,968      $   25,002    (A)     $    21,247   (B)     $   47,968
                                             ==========      ==========      ==========            ===========           ==========
      Allowance for sales returns            $  116,792      $  362,885      $   23,866    (A)     $   366,712   (C)     $  136,831
                                             ==========      ==========      ==========            ===========           ==========
      Allowance for other assets             $   14,900      $    6,483      $        0            $     6,483           $   14,900
                                             ==========      ==========      ==========            ===========           ==========
Year ended February 29, 2000:

  Deduction from asset account:

      Allowance for doubtful accounts        $   15,583      $    7,808      $       (9)   (A)     $     4,137   (B)     $   19,245
                                             ==========      ==========      ==========            ===========           ==========
      Allowance for sales returns            $  132,103      $  282,170      $    1,796    (A)     $   299,277   (C)     $  116,792
                                             ==========      ==========      ==========            ===========           ==========
      Allowance for other assets             $   16,400      $        0      $        0            $     1,500           $   14,900
                                             ==========      ==========      ==========            ===========           ==========
Year ended February 28, 1999:

  Deduction from asset account:

      Allowance for doubtful accounts        $   15,661      $    8,472      $       91    (A)     $     8,641   (B)     $   15,583
                                             ==========      ==========      ==========            ===========           ==========
      Allowance for sales returns            $  135,584      $  342,267      $      308    (A)     $   346,056   (C)     $  132,103
                                             ==========      ==========      ==========             ===========          ==========
      Allowance for other assets             $   16,400      $        0      $        0            $         0           $   16,400
                                             ==========      ==========      ==========            ===========           ==========

Note A: Includes translation adjustment on foreign subsidiary balances; business unit acquisitions for the year ended February 28, 2001 of $21,842 allowance for doubtful accounts and $26,460 allowance for sales returns; and other minor reclasses and adjustments.
Note B:  Accounts charged off, less recoveries.
Note C: Sales returns charged to the allowance account for actual returns for the year.