Form 10-Q
period 2001-05-31
AMERICAN GREETINGS CORP
filed 2001-07-13
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         X        SECURITIES EXCHANGE ACT OF 1934
-----------------

For the quarterly period ended                   May 31, 2001
                                -----------------------------------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----------------

For the transition period from                        to
                                ---------------------    ----------------------

                      Commission file number       1-13859
                                                -----------------

                         AMERICAN GREETINGS CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                    34-0065325
-----------------------------------             -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



One American Road, Cleveland, Ohio                          44144
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                               (216)  252-7300
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

Yes          X               No
       -----------               -----------

As of May 31, 2001, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                                                   Class A Common  58,864,787
                                                   Class B Common   4,635,161

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                                Page
                                                                               Number
                                                                               ------
PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  Financial Statements............................................1

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................13


PART II - OTHER INFORMATION
---------------------------
         Item 6.  Exhibits and Reports on Form 8-K................................19


SIGNATURES........................................................................19
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                         AMERICAN GREETINGS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (Thousands of dollars except per share amounts)

                                                                                         (Unaudited)
                                                                                      Three Months Ended
                                                                                           May 31,
                                                                               ------------------------------
                                                                                   2001              2000
                                                                               ------------      ------------

Net sales                                                                      $    505,740      $    595,741

Costs and expenses:
    Material, labor and other production costs                                      251,616           203,324
    Selling, distribution and marketing                                             254,899           263,557
    Administrative and general                                                       65,769            68,755
    Non-recurring items                                                              52,925                 -
    Interest                                                                         13,436            10,775
    Other (income) - net                                                             (4,340)          (11,214)
                                                                               ------------      ------------
       Total costs and expenses                                                     634,305           535,197
                                                                               ------------      ------------

(Loss) income before income tax (benefit) expense and
     cumulative effect of accounting change                                        (128,565)           60,544
Income tax (benefit) expense                                                        (48,469)           22,038
                                                                               ------------      ------------

(Loss) income before cumulative effect of
    accounting change                                                               (80,096)           38,506
Cumulative effect of accounting change,
    net of tax                                                                            -           (21,141)
                                                                               ------------      ------------

       Net (loss) income                                                       $    (80,096)     $     17,365
                                                                               ============      ============

(Loss) earnings per share and (loss) earnings per share assuming dilution:
    Before cumulative effect of
       accounting change                                                       $      (1.26)     $       0.60
    Cumulative effect of accounting
       change, net of tax                                                                 -             (0.33)
                                                                               ------------      ------------

(Loss) earnings per share and (loss) earnings per share
assuming dilution                                                              $      (1.26)     $       0.27
                                                                               ============      ============

Dividends per share                                                            $          -      $          -
                                                                               ============      ============
Average number of common shares outstanding                                      63,498,724        64,503,935

           See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)

                                                         (Unaudited)         (Note A)        (Unaudited)
                                                         May 31, 2001      Feb. 28, 2001     May 31, 2000
                                                         ------------      -------------     ------------
ASSETS

Current assets
   Cash and equivalents                                   $  115,012        $   51,691        $   71,293
   Trade accounts receivable, less allowances of
     $213,813, $184,799 and $152,444, respectively
     (principally for sales returns)                         352,217           387,534           428,630
   Inventories                                               358,884           365,221           312,124
   Deferred  and refundable income taxes                     196,669           190,241           223,615
   Prepaid expenses and other                                198,672           211,049           214,007
                                                          ----------        ----------        ----------
           Total current assets                            1,221,454         1,205,736         1,249,669


Goodwill                                                     227,957           229,802           177,439
Other assets                                                 831,874           799,348           891,246

Property, plant and equipment - at cost                    1,091,921         1,086,094         1,037,554
Less accumulated depreciation                                622,247           608,906           587,820
                                                          ----------        ----------        ----------
Property, plant and equipment - net                          469,674           477,188           449,734
                                                          ----------        ----------        ----------
                                                          $2,750,959        $2,712,074        $2,768,088
                                                          ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                               $  507,482        $  378,904        $  310,284
   Accounts payable and accrued liabilities                  314,189           304,063           272,979
   Accrued compensation and benefits                          81,137            89,936            69,780
   Dividends payable                                           6,371            12,732            12,904
   Income taxes                                              146,363           192,936            23,562
   Other current liabilities                                 137,906           132,710           153,719
                                                          ----------        ----------        ----------
              Total current liabilities                    1,193,448         1,111,281           843,228

Long-term debt                                               367,416           380,124           414,120
Other liabilities                                            194,318           146,187           223,400
Deferred income taxes                                         27,999            27,292            47,415
Shareholders' equity                                         967,778         1,047,190         1,239,925
                                                          ----------        ----------        ----------
                                                          $2,750,959        $2,712,074        $2,768,088
                                                          ==========        ==========        ==========


           See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)

                                                                                      (Unaudited)
                                                                                   Three Months Ended
                                                                                        May 31,
                                                                              ---------------------------
                                                                                2001               2000
                                                                              ---------         ---------

OPERATING ACTIVITIES:
     Net (loss) income                                                        $ (80,096)        $  17,365
     Adjustments to reconcile to net cash (used) provided by operating activities:
        Cumulative effect of accounting change, net of tax                            -            21,141
        Non-recurring items                                                      52,925                 -
        Depreciation and amortization                                            21,431            18,161
        Deferred income taxes                                                       475             8,884
        Changes in operating assets and liabilities,
            net of effects from acquisitions:
            Decrease (increase) in trade accounts receivable                     35,291           (12,107)
            Decrease (increase) in inventories                                    5,582           (13,953)
            Decrease (increase) in other current assets                           6,016            (3,178)
            Decrease in deferred cost - net                                       6,464            15,234
            Decrease in accounts payable and other liabilities                  (91,663)          (41,158)
        Other - net                                                                 214            (3,531)
                                                                              ---------         ---------
        Cash (Used) Provided by Operating Activities                            (43,361)            6,858

INVESTING ACTIVITIES:
     Business acquisitions                                                            -          (137,575)
     Property, plant & equipment additions                                       (6,679)          (11,477)
     Proceeds from sale of fixed assets                                              61            22,024
     Investment in corporate-owned life insurance                                 4,610             3,697
     Other - net                                                                  1,958           (17,354)
                                                                              ---------         ---------
        Cash Used by Investing Activities                                           (50)         (140,685)

FINANCING ACTIVITIES:
     Increase in long-term debt                                                       -             1,016
     Reduction of long-term debt                                                (13,996)          (12,863)
     Increase in short-term debt                                                127,064           170,627
     Sale of stock under benefit plans                                                -                31
     Purchase of treasury shares                                                      -            (1,797)
     Dividends to shareholders                                                   (6,336)          (12,904)
                                                                              ---------         ---------
        Cash Provided by Financing Activities                                   106,732           144,110
                                                                              ---------         ---------
INCREASE IN CASH AND EQUIVALENTS                                                 63,321            10,283

        Cash and Equivalents at Beginning of Year                                51,691            61,010
                                                                              ---------         ---------
        Cash and Equivalents at End of Period                                 $ 115,012         $  71,293
                                                                              =========         =========


           See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Thousands of dollars except per share amounts)

Three Months Ended May 31, 2001 and 2000

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

The balance sheet at February 28, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts in the prior year financial statements have been reclassified to conform with the fiscal 2002 presentation.

For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended February 28, 2001.

Note B - Change in Accounting Principle
---------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Corporation adopted a change in its method of accounting for certain shipments of seasonal product. Under the new accounting method, the Corporation recognizes revenue on these seasonal shipments at the approximate date the merchandise is received by the customer and not upon shipment from the distribution facility. Customer receipt is a more preferable method of recording revenue due to the large volumes of seasonal product shipment activity and the time required to achieve customer-requested delivery dates.

The implementation of the change has been accounted for as a change in accounting principle and applied cumulatively as if the change occurred at March 1, 2000. The effect of the change was a one-time non-cash reduction to the Corporation's earnings of $21,141 (net of tax of $12,564) or approximately $0.33 per share, which is included in operations for the three months ended May 31, 2000.

Note C - Seasonal Nature of Business
------------------------------------

A significant portion of the Corporation's business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note D - Special Charges and Restructure Reserves
-------------------------------------------------

Fiscal 2002 - First Quarter
The Corporation has undertaken a previously-announced review of its operations, which has resulted in three initiatives: the reorganization of the core greeting card business, the implementation of scan-based trading, and a change in the contractual relationship with a strategic partner of the Corporation's Internet business. In total, the Corporation expects the pre-tax cost of these three initiatives to be approximately $300,000 to $330,000 during fiscal 2002. The Corporation incurred $158,127 of pre-tax special charges relating to the three initiatives during the three months ended May 31, 2001.

Included in the special charges is a restructure charge of $52,925 ($32,970 net of tax, or earnings per share of $0.52). This charge was for costs associated with the consolidation and rationalization of certain of the Corporation's domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation's Internet unit. The restructure charge included $26,470 for costs of severing employees, $3,727 for facility rationalization costs, $2,296 for lease exit costs, $17,727 for a change in the contractual relationship with a partner of the Corporation's Internet unit and $2,705 of other costs. In total, approximately 1,500 positions will be eliminated, comprised of 1,106 hourly and 394 salaried positions. All activities are expected to be completed by the end of February 2002.

The following table summarizes the provisions and remaining reserve associated with the restructure charge at May 31, 2001:




                             Termination        Facility         Lease Exit         Change in              Other
                               Benefits      Rationalization       Costs           Contractual             Costs         Total
                                                 Costs                             Relationship
                            ------------     ---------------    -------------    ----------------     ----------------------------

Provision                      $26,470           $3,727            $2,296            $17,727             $2,705         $52,925

Non-cash charge                                                                      (17,727)                           (17,727)
                            ------------     ---------------    -------------    ----------------     ----------------------------

Balance May 31, 2001           $26,470           $3,727            $2,296        $         -              $2,705         $35,198
                            ============     ===============    =============    ================     ============================

Included in accounts payable and accrued liabilities at May 31, 2001 is $35,198 related to severance and other exit costs for those actions not yet completed.

In addition, the Corporation recorded a charge of $53,550 during the period to write down inventory in its domestic operations to net realizable value associated with its previously-announced initiatives. This amount is classified as material, labor, and other production costs. The total impact of the restructuring and inventory charges net of tax was $67,067, or $1.05 per share.

Also during the period, the Corporation began implementing its scan-based trading business model with certain of its retailers. The impact of its implementation were reductions in its net sales and material, labor, and other production costs of approximately $56,500 and $9,900, respectively, as well as non-recurring administrative costs of $3,871, for a net pre-tax impact of approximately $50,500 or a net of tax impact of $0.50 per share.

In summary, the pre-tax special charges consist of the following:

          Severance                                 $ 26,470
          Lease exit costs                             2,296
          Facility rationalization costs               3,727
          Change in contractual relationship          17,727
          Other costs                                  2,705
                                                    --------
          Restructure charge                        $ 52,925
          Inventory write-down                        53,550
          Scan-based trading initiative               46,600
          Non-recurring administrative costs           5,052
                                                    --------
          Total special charges                     $158,127


Fiscal 2000 - Fourth Quarter
During the three months ended February 29, 2000, the Corporation recorded a $6,126 ($4,849 net of tax, or earnings per share of $0.08) restructure charge related to various foreign operations. The primary component of this charge was for the rationalization of various warehouse, distribution and manufacturing facilities in the United Kingdom in order to increase operating efficiency and lower fixed expenses. Additional initiatives included, to a lesser extent, the integration of Mexican manufacturing in the United States and the realignment of various business functions in Australia.

The restructure charge included $5,198 for costs of severing employees, $654 for lease exit costs, $274 for the write off of assets no longer in use and other restructure costs. In total, approximately 336 positions were anticipated to be eliminated, comprised of 304 hourly and 32 salaried employees. As of May 31, 2001, 123 hourly and 36 salaried employees have been severed. All activities are expected to be completed by the end of the second quarter of fiscal 2002.

Fiscal 2000 - Second Quarter
In connection with the Corporation's initiative to streamline its international operations, the Corporation recorded a $40,429 ($24,224 net of tax, or earnings per share of $0.36) special charge during the three months ended August 31, 1999 relating primarily to the consolidation of Canadian manufacturing and distribution in the United States. Included in this special charge is a $32,747 restructure charge primarily for exit costs associated with the closure of certain facilities in Canada and to a lesser extent, costs to exit certain minor United Kingdom businesses. The remaining $7,682 of the special charge was recorded in material, labor and other production costs for the write-down of inventory in Canada to net realizable value.

The restructure charge of $32,747 included $25,820 of severance, pension and personnel-related items, $4,634 of facility shut-down costs, $1,454 of lease exit costs and $839 related to other restructure costs. All initiatives associated with the Canadian restructuring have been substantially completed. The largest remaining restructuring activity relates to the Canadian Division's pension plans. The Corporation has taken the necessary actions to settle the pension liabilities, and pending the appropriate Canadian regulatory approval, the remaining pension plan assets will be distributed to satisfy those obligations. This is expected to be completed by December 2001.

The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in fiscal 2000:

                                                                       Facility             Lease
                                              Termination             Shut-Down              Exit          Other
                                               Benefits                 Costs               Costs          Costs           Total
                                           ------------------    ---------------------     ---------     -----------    -----------

Balance, February 28, 2001                      $5,408                  $1,148               $934           $235          $7,725

Cash expenditures                               (1,465)                                                                   (1,465)
                                           ------------------    ---------------------     ---------     -----------    -----------

Balance, May 31, 2001                           $3,943                  $1,148               $934           $235          $6,260
                                           ==================    =====================     =========     ===========    ===========

Included in accounts payable and accrued liabilities at May 31, 2001 is $6,260 representing the portion of the restructure charges not yet expended. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

Note E - Acquisitions
---------------------


On March 9, 2000, the Corporation completed its acquisition of Gibson Greetings, Inc. ("Gibson") for a cash price of $10.25 per share. Gibson distributed individual relationship communication products, including greeting cards, gift wrap, party goods and licensed products. Gibson held a minority interest in Egreetings Network, Inc. ("Egreetings"); the Corporation subsequently acquired the remaining shares of Egreetings in March 2001.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of operations include the results of Gibson beginning with the first quarter of fiscal 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Corporation's management based on information available and on assumptions as to future operations. For financial statement purposes, the excess of cost over net assets acquired is amortized by the straight-line method over 40 years.

Note F - (Loss) Earnings Per Share
----------------------------------

The following table sets forth the computation of (loss) earnings per share and
(loss) earnings per share - assuming dilution:

                                                                              Three Months Ended
                                                                                  May 31,
                                                                         ------------------------
                                                                             2001            2000
                                                                         --------         -------
         Numerator:
           Net (loss) income for (loss) earnings per share
              and (loss) earnings per share -
              assuming dilution                                          $(80,096)        $17,365
                                                                         ========         =======

         Denominator (thousands):
           Denominator for (loss) earnings per share
           -weighted average shares outstanding                            63,499          64,504
           Effect of dilutive securities - stock options                        -               -
                                                                         --------         -------

           Denominator for (loss) earnings per share-assuming
           dilution -adjusted weighted average shares outstanding          63,499          64,504
                                                                         ========         =======

     (Loss) earnings per share                                           $  (1.26)        $  0.27
                                                                         ========         =======

     (Loss) earnings per share - assuming dilution                       $  (1.26)        $  0.27
                                                                         ========         =======




Certain stock options have been excluded for the three months ended May 31, 2001 and 2000 because they would have been antidilutive.

Note G - Comprehensive Loss
---------------------------


The Corporation's total comprehensive loss was as follows:

                                                                                Three Months Ended
                                                                                      May 31,
                                                                             -------------------------
                                                                               2001             2000
                                                                             --------         --------

     Net (loss) income                                                       $(80,096)        $ 17,365

     Other comprehensive (loss) income:
       Foreign currency translation adjustments                                  (970)         (14,933)
       Unrealized gain (loss) on available-for-sale securities                    880          (13,151)
                                                                             --------         --------
         Other comprehensive (loss)                                               (90)         (28,084)
                                                                             --------         --------

     Total comprehensive (loss)                                              $(80,186)        $(10,719)
                                                                             ========         ========

Note H - Business Segment Information
-------------------------------------


                                                              Three Months Ended
                                                                   May 31,
                                                         ---------------------------
                                                           2001              2000
                                                         ---------         ---------

     Net Sales
                  Social Expressions Products            $ 421,526         $ 515,961
                  Intersegment items                       (20,747)          (17,127)
                                                         ---------         ---------
                                                           400,779           498,834
                  AmericanGreetings.com                      7,251             4,743
                  Non-reportable segments                  101,092            88,564
                  Exchange rate adjustment-net              (3,382)            3,600
                                                         ---------         ---------
                       Consolidated total                $ 505,740         $ 595,741
                                                         =========         =========


     (Loss) Earnings
                  Social Expressions Products            $  42,899         $ 105,317
                  Intersegment items                       (15,422)          (12,640)
                                                         ---------         ---------
                                                            27,477            92,677
                  AmericanGreetings.com                     (2,537)          (10,527)
                  Non-reportable segments                   (3,332)             (758)
                  Exchange rate adjustment - net              (364)            1,004
                  Non-recurring items and special
                  charges                                 (111,527)                -
                  Unallocated items - net                  (38,282)          (21,852)
                                                         ---------         ---------
                       Consolidated total                $(128,565)        $  60,544
                                                         =========         =========


Non-recurring items and special charges for the three months ended May 31, 2001 include the costs associated with the consolidation and rationalization of certain of the Corporation's operations, including employee severance and benefit termination costs, a change in the contractual relationship with a partner of the Corporation's Internet unit, an inventory write-down and non-recurring administrative costs.

Note I - New Pronouncements
---------------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement, which establishes new accounting and reporting standards for derivative financial instruments, along with its amendments SFAS No. 137 and SFAS No. 138, became effective for the Corporation March 1, 2001. The adoption of the Statements did not have a material effect on the Corporation's consolidated financial statements.

Note J - Inventories
--------------------

                                                  May 31, 2001   February 28, 2001   May 31, 2000
                                                  ------------   -----------------   ------------
     Raw materials                                 $  65,144         $  49,408         $  49,116
     Work in process                                  62,356            33,370            37,735
     Finished products                               276,957           330,664           274,916
                                                   ---------         ---------         ---------
                                                     404,457           413,442           361,767
     Less LIFO reserve                               (94,068)          (93,111)          (90,843)
                                                   ---------         ---------         ---------
                                                     310,389           320,331           270,924
     Display materials and factory supplies           48,495            44,890            41,200
                                                   ---------         ---------         ---------
     Inventories                                   $ 358,884         $ 365,221         $ 312,124
                                                   =========         =========         =========

Note K - Deferred Costs
-----------------------

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

As of May 31, 2001, February 28, 2001 and May 31, 2000 deferred costs and future payment commitments are included in the following financial statement captions:


                                     May 31, 2001    February 28, 2001   May 31, 2000
                                     ------------    -----------------   ------------
     Prepaid expenses and other        $ 146,650         $ 142,436         $ 157,198
     Other assets                        759,242           717,400           777,395
     Other current liabilities          (124,229)         (119,770)         (138,095)
     Other liabilities                  (161,036)         (111,030)         (182,084)
                                       ---------         ---------         ---------
                                       $ 620,627         $ 629,036         $ 614,414
                                       =========         =========         =========

Note L - Subsequent Event
-------------------------

On June 22, 2001, the Corporation entered into agreements to sell $150,000 of 7.00% convertible subordinated notes due in 2006 and $260,000 of 11.75% senior subordinated notes due in 2008 to qualified institutional investors. The convertible notes outstanding could potentially result in the issuance of 10.8 million shares of the Class A Common Stock of the Corporation. The Corporation has granted the initial purchasers a thirty-day option to purchase up to an additional $25,000 of convertible subordinated notes. The transactions, which closed on June 29, 2001, resulted in net proceeds to the Corporation of approximately $390,300, after deducting underwriting discounts and estimated transactional expenses. The Corporation used the net proceeds from these offerings to repay indebtedness and to provide funds for other general corporate purposes.


Part 1, Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Business Developments
---------------------

As previously reported, during fiscal 2002 the Corporation has undertaken a review of its operations focusing on process improvements that is expected to improve efficiency and reduce costs. Additionally, the Corporation will undertake two other initiatives, all of which will take place during fiscal 2002 and result in the following one-time pre-tax charges:

- The reorganization of the core business, which is expected to result in a pre-tax charge of $200 million to $220 million for the full year. The implementation of this new business structure will result in expected ongoing pre-tax cost savings of about $90 million beginning in fiscal 2003. Included in the restructuring are a brand rationalization process, product line size reduction program, the consolidation and rationalization of facilities, and a headcount reduction of approximately 1,500 associates, or about 13 percent of the Corporation's full-time workforce. The Corporation expects the reorganization to conclude by the end of fiscal year 2002.

- Implementing scan-based trading at select retailers will result in an expected pre-tax charge of $80 million to $90 million for the full year. While the charge associated with the conversion will have a one-time negative impact on profitability, the Corporation is optimistic that scan-based trading will ultimately reduce costs, result in a reduction in working capital, maximize retail productivity and throughput, and continue to enhance retailer relationships.

- Changes in contractual relationships with a strategic partner related to the Corporation's Internet business resulted in a pre-tax, non-cash charge of $17.7 million.

The Corporation expects that these three initiatives will result in pre-tax costs of $300 million to $330 million for the full year. Combined, these efforts are expected to use $110 million to $120 million in after-tax cash, with the majority of the cash usage coming in fiscal 2002.

The following one-time charges related to the above items, totaling $158.1 million of pre-tax charges, occurred during the three months ended May 31, 2001:

- A pre-tax restructuring charge of $52.9 million. This pre-tax charge included $35.2 million for the consolidation and rationalization of certain of the Corporation's domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs, and $17.7 million related to the completion of contractual changes with an online strategic partner of the Corporation's Internet unit. In addition, $1.1 million of non-recurring administrative costs related to the restructure were incurred.

- A pre-tax charge of $53.6 million to reduce the value of inventory in the Corporation's domestic operations to net realizable value associated with its previously-announced one-time efforts. These efforts include a brand rationalization and product line size reduction, which included the elimination of the Corporation's Forget Me Not greeting card brand.

- The conversion to scan-based trading for the majority of stores of two retail customers, resulting in reductions in net sales of $56.5 million and in material, labor and other production costs of $9.9 million, as well as additional non-recurring administrative costs of $3.9 million.


On June 22, 2001, the Corporation entered into agreements to sell $150 million of 7.00% convertible subordinated notes due in 2006 and $260 million of 11.75% senior subordinated notes due in 2008 to qualified institutional investors. The convertible notes outstanding could potentially result in the issuance of 10.8 million shares of the Class A Common Stock of the Corporation. The Corporation has granted the initial purchasers a thirty-day option to purchase up to an additional $25 million of convertible subordinated notes. The transactions, which closed on June 29, 2001, resulted in net proceeds to the Corporation of approximately $390.3 million, after deducting underwriting discounts and estimated transactional expenses. The Corporation used the net proceeds from these offerings to repay indebtedness and to provide funds for other general corporate purposes.


Results of Operations
---------------------

For the three months ended May 31, 2001, net sales were $505.7 million, a 15.1% decrease from $595.7 million in the same period in the prior year. Included in the current-year amount is a reduction of $56.5 million for the conversion to scan-based trading for two of the Corporation's retail customers. Also, the Corporation's new pricing strategy, which includes a higher mix of lower-priced greeting cards in the mass retail channel, negatively affected net sales for the three months. The remainder of the decrease from the prior year relates primarily to the Corporation's continuing efforts to reduce inventory levels at its customers' retail stores. All-inclusive unit sales of total greeting cards decreased approximately 13% for the three months from the same period in the prior year.

Material, labor and other production costs for the three months were $251.6 million, an increase from $203.3 million for the same period in the prior year. As a percentage of net sales, these costs were 49.8% in the current period compared to 34.1% in the prior year. Included in the current year amount is a pre-tax charge of $53.6 million to reduce the value of inventory in the Corporation's domestic operations to net realizable value associated with its brand rationalization and product line reduction. The current year amount also includes a reduction of approximately $9.9 million related to the Corporation's conversion to scan-based trading. Excluding those items, material, labor and other production costs would have been 37% of adjusted net sales for the three months. The increase in that percentage from the same period in the prior year was due primarily to a shift in mix toward lower-margin non-card product and, to a lesser extent, increases in various production costs, including plant operations.

Selling, distribution and marketing costs for the three months were $254.9 million, a decrease from $263.6 million for the same period in the prior year. Advertising costs were $4.2 million lower than the same period last year. The Corporation's Internet unit reduced its costs by $6.4 million, primarily due to lower payments for online partner arrangements. Also, lower order fulfillment costs in the Social Expressions Product segment contributed to that decrease.

Administrative and general expenses were $65.8 million for the three months compared to $68.8 million for the same period in the prior year. Current-period costs related to the Corporation's conversion to scan-based trading of $3.9 million were more than offset by lower information technology expenses and other administrative costs in the Social Expressions Product segment.

Interest expense of $13.4 million for the three months increased from $10.8 million for the same period last year due to higher borrowing levels to fund the acquisition of CPS and for general corporate purposes.

Other income - net was $4.3 million for the three months. The prior-year amount of $11.2 million included an $8.4 million gain on the sale of a building.

The effective tax rate for the three months was 37.7%, an increase from 36.4% in the prior year. The increase is due to foreign operations, particularly the United Kingdom.

Earnings (loss) per share was $(1.26) for the three months ended May 31, 2001, compared to earnings per share before the cumulative effect of the accounting change in the prior year of $0.60. The current year includes various special after-tax charges equating to $1.55 per share as follows:

         Restructure charge                        $0.35
         Internet partner contract changes         $0.17
         Inventory write-down                      $0.53
         Conversion to scan-based trading          $0.50
                                                   -----
                                                   $1.55

The prior year period included a gain of $0.08 per share on the sale of a building. Excluding the above items, earnings per share for the three months ended May 31, 2001 were $0.29 compared to $0.52 in the same period in the prior year.

SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expressions Products segment primarily designs, manufactures and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," certain operating divisions have been aggregated into the Social Expressions Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. AmericanGreetings.com is the online greetings and personal expression subsidiary of the Corporation.

Social Expressions Product Segment
Net sales, net of intersegment items, for the three months ended May 31, 2001, decreased $98.1 million from the same period in the prior year. A reduction of $56.5 million in net sales in the United States is included in the current period for the conversion to scan-based trading for two of the Corporation's retail customers. In addition, the Corporation's new pricing strategy, which includes a higher mix of lower-priced greeting cards in the mass retail channels, negatively affected net sales for the three months. The remainder of the decrease from the prior year relates primarily to the Corporation's continuing efforts to reduce inventory levels at its customers' retail stores.

Segment earnings, net of intersegment items, for the three months ended May 31, 2001, decreased $65.2 million from the same period in the prior year. This decrease reflects the lower net sales for the period as noted above, with $58 million of the decrease in the United States, inclusive of the effect of the scan-based trading initiative.

AmericanGreetings.com Segment
Net sales increased $2.5 million for the three months ended May 31, 2001 compared to the prior year, as higher advertising and software royalty revenues more than offset lower subscription revenue, reflecting the shift to providing free electronic greetings rather than charging a subscription fee to users. The higher advertising revenues are a result of this shift in the business model as well as the site's increased traffic.

The segment loss for the three months was $8.0 million lower than the prior year. This reduction in the loss reflects the higher revenues as well as lower expenses due to renegotiated Internet partner distribution contracts.

In March 2001, AmericanGreetings.com acquired Egreetings Network, Inc. ("Egreetings"); Egreetings operates online greeting card sites, www.egreetings.com and www.beatgreets.com. This cash-neutral acquisition was previously disclosed in the Corporation's Form 8-K filed on April 3, 2001 and Form 8-K/A filed on June 1, 2001.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Statement of Financial Position for May 31, 2000 has been included.

Operating activities used $43.4 million of cash in the three months ended May 31, 2001, compared to providing $6.9 million in the same period in the prior year. The decrease in earnings, excluding non-cash charges, for the period compared to the prior year adversely impacted cash flow significantly. The net movement in overall working capital only partially offset the earnings deterioration.

Accounts receivable, net of the effect of acquisitions, decreased $35.3 million from February 28, 2001, compared to an increase of $12.1 million during the same period in the prior year. This decrease reflects the impact of the lower sales level during the current period compared to the prior year, including the effect of the reduction in sales related to the conversion to scan-based trading for the majority of retail stores of two of the Corporation's customers. As a percentage of the prior twelve months' net sales, net accounts receivable were 14.5% at May 31, 2001 compared to 18.5% at May 31, 2000.

Inventories, net of the effect of acquisitions, decreased $5.6 million from February 28, 2001, compared to an increase of $14.0 million for the same period in the prior year. The decrease from February 28, 2001 includes the write-down of $53.6 million recorded during the three months ended May 31, 2001. Offsetting that decrease from February 28 were increases in inventory build levels at two of the Corporation's operating units in anticipation of higher sales in the next several months.

Amortization of deferred costs exceeded cash payments by $6.5 million for the three months ended May 31, 2001, compared to $15.2 million for the same period in the prior year.

Accounts payable and other liabilities decreased $91.7 million during the three months ended May 31, 2001, compared to a decrease of $41.1 million during the same period in the prior year. The increase in the movement reflects an adjustment among the current and deferred income tax amounts.

Included in income taxes payable at May 31, 2001 is $143.6 million for potential tax exposure for the fiscal years ended 1992 through 1999 relating to the Corporation's corporate-owned life insurance (COLI) program. This amount represents the effect of proposed adjustments by the Internal Revenue Service for the disallowance of certain deductions related to this insurance program. The Corporation believes that it has fully complied with the tax law as it related to its COLI program and plans to vigorously contest the proposed adjustments or any subsequent assessments.

Investing activities resulted in no net cash use during the three months ended May 31, 2001, compared to a use of $140.7 million in the same period in the prior year. The prior year amount included $137.6 million used in the acquisition of Gibson Greetings, Inc. as well as the proceeds from the sale of a building.

Financing activities provided $106.7 million for the three months ended May 31, 2001 compared to providing $144.1 million during the same period in the prior year. The prior year included a larger increase in the level of short-term debt during the period.

Total debt less cash at May 31, 2001 was $759.9 million, compared to $653.1 million at May 31, 2000. Debt as a percentage of debt plus equity increased to 47.5% at May 31, 2001 from 36.9% at May 31, 2000. On a per-share basis, shareholders' equity decreased from $19.25 at May 31, 2000 to $15.24 at May 31, 2001.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2001, the end of its preceding fiscal year, to May 31, 2001, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31, 2000, the end of the corresponding fiscal quarter last year, to May 31, 2001, except the changes discussed above and aside from normal seasonal fluctuations.

Prospective Information
-----------------------

The statements contained in this document that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited to retail bankruptcies and consolidations, successful integration of acquisitions, a weak retail environment, consumer acceptance of products as priced and marketed, the impact of technology on core product sales and competitive terms of sale offered to customers. Risks pertaining specifically to the Corporation's electronic marketing business include the ability of AmericanGreetings.com to attract strategic partners, the viability of online advertising as a revenue generator, and the public's acceptance of online greetings and other social expression products.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (b)      Reports on Form 8-K

On April 3, 2001, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation had completed its acquisition of Egreetings Network, Inc. On June 1, 2001, the Corporation filed Form 8-K/A with the Securities and Exchange Commission. This filing amended the Form 8-K filed April 3, 2001 to include the historical and pro forma information required for the combined entity.



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           AMERICAN GREETINGS CORPORATION

                                           By:  /s/ Joseph B. Cipollone
                                                -------------------------------
                                                Joseph B. Cipollone
                                                Controller
                                                Chief Accounting Officer


July 13, 2001