Form 10-Q
period 2001-08-31
AMERICAN GREETINGS CORP
filed 2001-10-15
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     X      EXCHANGE ACT OF 1934
----------

For the quarterly period ended                  August 31, 2001
                               ------------------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
----------

For the transition period from                       to
                              ----------------------   ------------------------

                         Commission file number         1-13859
                                                     -------------

                         AMERICAN GREETINGS CORPORATION
           ----------------------------------------------------------
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

Yes  X       No
   -----       -----

As of August 31, 2001, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                        Class A Common 58,876,974
                        Class B Common  4,626,457

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.....................................1

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................17


PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security
                  Holders................................................24

         Item 6.  Exhibits and Reports on Form 8-K.......................25


SIGNATURES...............................................................25

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                         AMERICAN GREETINGS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (Thousands of dollars except per share amounts)


                                                                      (Unaudited)
                                                                   Six Months Ended
                                                                      August 31,
                                                       -------------------------------------
                                                            2001                   2000
                                                       ---------------        --------------
Net sales                                                 $    993,965          $  1,089,473

Costs and expenses:
    Material, labor and other production costs                 438,017               398,435
    Selling, distribution and marketing                        514,264               532,756
    Administrative and general                                 143,198               138,570
    Restructure charges                                         52,925                    --
    Interest                                                    35,525                24,583
    Other (income) - net                                        (4,070)               (9,573)
                                                          ------------          ------------
       Total costs and expenses                              1,179,859             1,084,771
                                                          ------------          ------------

(Loss) income before income tax (benefit) expense and
     cumulative effect of accounting change                   (185,894)                4,702
Income tax (benefit) expense                                   (70,082)                1,701
                                                          ------------          ------------

(Loss) income before cumulative effect of
    accounting change                                         (115,812)                3,001
Cumulative effect of accounting change,
    net of tax                                                      --               (21,141)
                                                          ------------          ------------

       Net loss                                           $   (115,812)         $    (18,140)
                                                          ============          ============

(Loss) earnings per share and (loss) earnings per share
assuming dilution:
    Before cumulative effect of
       accounting change                                  $      (1.82)         $       0.05
    Cumulative effect of accounting
       change, net of tax                                           --                 (0.33)
                                                          ------------          ------------

Loss per share and loss per share
assuming dilution                                         $      (1.82)         $      (0.28)
                                                          ============          ============

Dividends per share                                       $        .10          $       0.21
                                                          ============          ============

Average number of common shares outstanding                 63,500,674            63,796,233


            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (Thousands of dollars except per share amounts)


                                                                (Unaudited)
                                                            Three Months Ended
                                                                 August 31,
                                                  --------------------------------------
                                                         2001                  2000
                                                  ----------------       ---------------
Net sales                                          $    488,225           $    493,732

Costs and expenses:
    Material, labor and other production costs          186,401                195,111
    Selling, distribution and marketing                 259,365                269,199
    Administrative and general                           77,429                 69,815
    Interest                                             22,089                 13,808
    Other expense - net                                     270                  1,641
                                                   ------------           ------------
       Total costs and expenses                         545,554                549,574
                                                   ------------           ------------

Loss before income tax (benefit)                        (57,329)               (55,842)
Income tax (benefit)                                    (21,613)               (20,337)
                                                   ------------           ------------


Net loss                                           $    (35,716)          $    (35,505)
                                                   ============           ============


Loss per share and loss per share
assuming dilution                                  $      (0.56)          $      (0.55)
                                                   ============           ============

Dividends per share                                $        .10           $       0.21
                                                   ============           ============

Average number of common shares outstanding          63,502,624             63,088,531


            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Thousands of dollars)


                                                                  (Unaudited)               (Note A)               (Unaudited)
                                                                August 31, 2001          Feb. 28, 2001           August 31, 2000
                                                             --------------------   ---------------------    ----------------------
ASSETS

Current assets
   Cash and equivalents                                         $    74,883             $    51,691              $    66,147
   Trade accounts receivable, less allowances
     of $143,725, $184,799 and $91,392, respectively
     (principally for sales returns)                                369,544                 387,534                  363,690
   Inventories                                                      429,657                 365,221                  434,213
   Deferred and refundable income taxes                             164,924                 190,241                  226,546
   Prepaid expenses and other                                       215,298                 211,049                  232,649
                                                                -----------             -----------              -----------
           Total current assets                                   1,254,306               1,205,736                1,323,245

Goodwill                                                            227,202                 229,802                  211,593
Other assets                                                        906,291                 799,348                  837,994

Property, plant and equipment - at cost                           1,077,387               1,086,094                1,064,651
Less accumulated depreciation                                       622,800                 608,906                  592,628
                                                                -----------             -----------              -----------
Property, plant and equipment - net                                 454,587                 477,188                  472,023
                                                                -----------             -----------              -----------
                                                                $ 2,842,386             $ 2,712,074              $ 2,844,855
                                                                ===========             ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Debt due within one year                                     $   141,311             $   378,904              $   509,758
   Accounts payable                                                 152,574                 139,753                  131,210
   Accrued liabilities                                              198,340                 164,310                  161,309
   Accrued compensation and benefits                                 86,667                  89,936                   74,533
   Dividends payable                                                  6,367                  12,732                   13,105
   Income taxes                                                     128,303                 192,936                  (11,874)
   Other current liabilities                                        132,014                 132,710                  144,583
                                                                -----------             -----------              -----------
              Total current liabilities                             845,576               1,111,281                1,022,624

Long-term debt                                                      850,250                 380,124                  398,902
Other liabilities                                                   199,585                 146,187                  210,324
Deferred income taxes                                                23,005                  27,292                   53,805
Shareholders' equity                                                923,970               1,047,190                1,159,200
                                                                -----------             -----------              -----------
                                                                $ 2,842,386             $ 2,712,074              $ 2,844,855
                                                                ===========             ===========              ===========


           See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Thousands of dollars)


                                                                                              (Unaudited)
                                                                                           Six Months Ended
                                                                                              August 31,
                                                                               ---------------------------------------
                                                                                     2001                  2000
                                                                               ------------------    -----------------
OPERATING ACTIVITIES:
     Net loss                                                                     $(115,812)            $ (18,140)
     Adjustments to reconcile to net cash used by operating activities:
        Cumulative effect of accounting change, net of tax                               --                21,141
        Restructure charges                                                          50,264                    --
        Depreciation and amortization                                                42,401                46,069
        Deferred income taxes                                                        27,170                (3,770)
        Changes in operating assets and liabilities,
            net of effects from acquisitions:
            Decrease in trade accounts receivable                                    18,717                55,368
            Increase in inventories                                                 (64,399)             (107,589)
            Increase in other current assets                                         (2,287)              (12,005)
            (Increase) decrease in deferred cost - net                              (60,555)               28,861
            Decrease in accounts payable and other liabilities                      (71,266)              (63,568)
        Other - net                                                                   7,344                (7,444)
                                                                                  ---------             ---------
        Cash Used by Operating Activities                                          (168,423)              (61,077)

INVESTING ACTIVITIES:
     Business acquisitions                                                               --              (168,575)
     Property, plant & equipment additions                                          (20,988)              (33,804)
     Proceeds from sale of fixed assets                                                 164                22,888
     Investment in corporate-owned life insurance                                     2,467                    93
     Other - net                                                                     (4,449)               (8,700)
                                                                                  ---------             ---------
        Cash Used by Investing Activities                                           (22,806)             (188,098)

FINANCING ACTIVITIES:
     Increase in long-term debt                                                     540,555                    --
     Reduction of long-term debt                                                    (78,402)              (49,785)
     (Decrease) increase in short-term debt                                        (234,580)              373,781
     Sale of stock under benefit plans                                                  137                    --
     Purchase of treasury shares                                                       (214)              (43,596)
     Dividends to shareholders                                                      (13,075)              (26,088)
                                                                                  ---------             ---------
        Cash Provided by Financing Activities                                       214,421               254,312
                                                                                  ---------             ---------
INCREASE IN CASH AND EQUIVALENTS                                                     23,192                 5,137

        Cash and Equivalents at Beginning of Year                                    51,691                61,010
                                                                                  ---------             ---------
        Cash and Equivalents at End of Period                                     $  74,883             $  66,147
                                                                                  =========             =========


            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Thousands of dollars except per share amounts)


Six Months Ended August 31, 2001 and 2000

NOTE A - BASIS OF PRESENTATION

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

The Corporation's fiscal year ends on February 28 or 29.

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

The implementation of the change has been accounted for as a change in accounting principle and applied cumulatively as if the change occurred at March 1, 2000. The effect of the change was a one-time non-cash reduction to the Corporation's earnings of $21,141 (net of tax of $12,564) or approximately $0.33 per share, which is included in operations for the six months ended August 31, 2000.

NOTE C - SEASONAL NATURE OF BUSINESS

A significant portion of the Corporation's business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

NOTE D - SPECIAL CHARGES AND RESTRUCTURE RESERVES

Fiscal 2002

The Corporation has undertaken a previously-announced review of its operations, which has resulted in three initiatives: the reorganization of the core greeting card business, the implementation of scan-based trading, and a change in the contractual relationship with a strategic partner of the Corporation's Internet business. In total, the Corporation expects these pre-tax special charges to be approximately $300,000 to $330,000 during fiscal 2002. The Corporation incurred $170,494 of these pre-tax special charges during the six months ended August 31, 2001, of which $12,367 was incurred in the three months ended August 31, 2001.

Included in the special charges noted above is a restructure charge of $52,925 ($32,970 net of tax, or earnings per share of $0.52). This charge was for costs associated with the consolidation and rationalization of certain of the Corporation's domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation's Internet unit. More specifically, the restructure charge included $26,470 for employee termination benefits, $3,727 for facility rationalization costs, $2,296 for lease exit costs, $17,727 for a change in the contractual relationship with a partner of the Corporation's Internet unit and $2,705 of other costs. In total, approximately 1,500 positions will be eliminated, comprised of 1,106 hourly and 394 salaried positions. All activities are expected to be completed by the end of fiscal 2002. As of August 31, 2001, 93 hourly and 220 salaried positions have been eliminated.

The following table summarizes the provisions and remaining reserve associated with the restructure charge at August 31, 2001:


                                             Facility                                  Change in
                     Termination          Rationalization         Lease Exit           Contractual        Other
                       Benefits                Costs                Costs             Relationship        Costs          Total
                   ---------------     --------------------    ---------------     ------------------   ----------    ------------
Provision              $26,470                $3,727                $2,296              $ 17,727          $2,705       $ 52,925

Non-cash charge                                                                          (17,727)                       (17,727)

Cash expenditures                                                                                           (540)
                        (2,062)                                        (59)                                              (2,661)
                       -------                ------                ------              --------           -----       --------

Balance
August 31, 2001        $24,408                $3,727                $2,237              $     --          $2,165       $ 32,537
                       =======                ======                ======              ========           =====       ========


Included in accrued liabilities at August 31, 2001 is $32,537 related to severance and other exit costs for those actions not yet completed.

Also, $10,084 of non-recurring project-related pre-tax costs associated with the restructure efforts were incurred during the six months. In addition, the Corporation recorded a charge of $54,130 during the period to write down inventory in its domestic operations to net realizable value associated with its previously-announced one-time efforts. These efforts include a brand rationalization and product line size reduction, which entail the elimination of the Corporation's Forget Me Not greeting card brand. This amount is included in material, labor and other production costs.

The total pre-tax impact of these special charges was $117,139 ($72,978 net of tax) or $1.15 per share.

Also during the period, the Corporation began implementing its scan-based trading business model with certain of its retailers. The impact of its implementation were reductions in its net sales and material, labor, and other production costs of approximately $56,207 and $10,068, respectively, as well as implementation costs of $7,216, for a net pre-tax impact of approximately $53,355 ($33,241 net of tax) or $0.52 per share.

In summary, the pre-tax special charges consist of the following:

Severance                                     $ 26,470
Lease exit costs                                 2,296
Facility rationalization costs                   3,727
Change in contractual relationship              17,727
Other costs                                      2,705
                                              --------

Total restructure charge                                      $ 52,925
Inventory write-down                                            54,130
Scan-based trading initiative                                   53,355
Other restructuring costs                                       10,084
                                                              --------

Total special charges                                         $170,494


Fiscal 2000 - Fourth Quarter
During the three months ended February 29, 2000, the Corporation recorded a $6,126 ($4,849 net of tax, or earnings per share of $0.08) restructure charge related to various international operations. The primary component of this charge was for the rationalization of various warehouse, distribution and manufacturing facilities in the United Kingdom in order to increase operating efficiency and lower fixed expenses. Additional initiatives included, to a lesser extent, the integration of Mexican manufacturing in the United States and the realignment of various business functions in Australia.

This restructure charge included $5,198 for employee termination benefits, $654 for lease exit costs, $274 for the write off of assets no longer in use and other restructure costs. In total, approximately 336 positions were anticipated to be eliminated, comprised of 304 hourly and 32 salaried employees. As of August 31, 2001, 142 hourly and 36 salaried employees have been terminated. All activities are expected to be completed by the end of fiscal 2002.

Fiscal 2000 - Second Quarter
In connection with the Corporation's initiative to continue to streamline its North American operations, and to a lesser extent, its United Kingdom operations, the Corporation recorded a $40,429 ($24,224 net of tax, or earnings per share of $0.36) special charge during the three months ended August 31, 1999 relating primarily to the consolidation of Canadian manufacturing and distribution in the United States. Included in this special charge is a $32,747 restructure charge primarily for exit costs associated with the closure of certain facilities in Canada and to a lesser extent, costs to exit certain minor United Kingdom businesses. The remaining $7,682 of the special charge was recorded in material, labor and other production costs for the write-down of inventory in Canada to net realizable value.

The restructure charge of $32,747 included $25,820 of severance, pension and personnel-related benefits, $4,634 of facility shut-down costs, $1,454 of lease exit costs and $839 related to other restructure costs. All initiatives associated with the Canadian restructuring have been substantially completed. The largest remaining restructuring activity relates to the Canadian Division's pension plans. The Corporation has taken the necessary actions to settle the pension liabilities, and pending the appropriate Canadian regulatory approval, the remaining pension plan assets will be distributed to satisfy those obligations. This is expected to be completed by December 2001.

The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in fiscal 2000:


                                                                       Facility             Lease
                                              Termination          Rationalization           Exit          Other
                                               Benefits                 Costs               Costs          Costs           Total
                                           ------------------    ---------------------     ---------     -----------    -----------
Balance, February 28, 2001                    $ 5,408                 $ 1,148               $ 934          $ 235        $ 7,725

Cash expenditures                              (3,254)                                                                   (3,254)
                                              -------                 -------               -----          -----        -------

Balance, August 31, 2001                      $ 2,154                 $ 1,148               $ 934          $ 235        $ 4,471
                                              =======                 =======               =====          =====        =======


Included in accounts payable and accrued liabilities at August 31, 2001 is $4,471 related to severance and other exit costs for those actions not completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

NOTE E - DEBT

On June 22, 2001, the Corporation entered into agreements to sell $175,000 of 7.00% convertible subordinated notes due in 2006 and $260,000 of 11.75% senior subordinated notes due in 2008 to qualified institutional investors. The convertible notes outstanding could potentially result in the issuance of 12.6 million shares of the Class A Common Stock of the Corporation. The transactions, which closed on June 29, 2001, resulted in net proceeds to the Corporation of approximately $390,300, after deducting underwriting discounts and estimated transactional expenses. The Corporation used the net proceeds from these offerings to repay indebtedness and to provide funds for other general corporate purposes. On August 28, 2001, the Corporation filed Form S-3 and Form S-4 with the Securities and Exchange Commission as required with respect to these debt offerings.

On August 9, 2001, the Corporation entered into a new $350,000 senior secured credit facility. It consists of three tranches: a $105,000, 364-day revolving facility, a $120,000 revolving facility maturing January 15, 2006, and a $125,000 term loan maturing June 15, 2006. The Corporation has the option to request a one-year extension of the 364-day revolving facility. As part of the debt restructuring, the Corporation also announced it had entered into a three-year, $250,000 credit facility secured by certain trade accounts receivable.

NOTE F - ACQUISITIONS

On March 9, 2000, the Corporation completed its acquisition of Gibson Greetings, Inc. ("Gibson") for a cash price of $10.25 per share. Gibson distributed individual relationship communication products, including greeting cards, gift wrap, party goods and licensed products. Gibson held a minority interest in Egreetings Network, Inc.("Egreetings"); the Corporation subsequently acquired the remaining shares of Egreetings in March 2001. The acquisition of Gibson has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of operations include the results of Gibson beginning with the first quarter of fiscal 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Corporation's management based on information available and on assumptions as to future operations. For financial statement purposes, the excess of cost over net assets acquired is amortized by the straight-line method over 40 years.

On July 13, 2000, the Corporation completed its acquisition of CPS Corporation ("CPS"), for a cash price of $31,000 plus 1,200,000 shares of the Corporation's common stock. CPS is a supplier of gift wrap and decorative packaging.

NOTE G - LOSS PER SHARE

The following table sets forth the computation of loss per share and loss per share - assuming dilution:


                                                                       Six Months Ended
                                                                          August 31,
                                                               ----------------------------------
                                                                    2001                2000
                                                               ---------------      -------------
    Numerator:
      Net loss for loss per share
         and loss per share -
         assuming dilution                                     $     (115,812)      $  (18,140)
                                                               ==============       ==========

    Denominator (thousands):
      Denominator for loss per share
      -weighted average shares outstanding                             63,501           63,796
      Effect of dilutive securities - stock options
       and convertible debt                                                --               --
                                                               --------------       ----------

      Denominator for loss per share-assuming
      dilution -adjusted weighted average shares
        outstanding                                                    63,501           63,796
                                                               ==============       ==========

Loss per share                                                 $        (1.82)      $    (0.28)
                                                               ==============       ==========

Loss per share - assuming dilution                             $        (1.82)      $    (0.28)
                                                               ==============       ==========



                                                                      Three Months Ended
                                                                          August 31,
                                                               --------------------------------
                                                                      2001             2000
                                                               ----------------     -----------
    Numerator:
      Net loss for loss per share
         and loss per share -
         assuming dilution                                     $      (35,716)      $  (35,505)
                                                               ==============       ==========

    Denominator (thousands):
      Denominator for loss per share
      -weighted average shares outstanding                             63,503           63,089
      Effect of dilutive securities - stock options
       and convertible debt                                                --               --
                                                               --------------       ----------

      Denominator for loss per share-assuming
      dilution -adjusted weighted average shares outstanding           63,503          63,089
                                                               ==============       =========

Loss per share                                                 $        (0.56)      $   (0.55)
                                                               ==============       =========

Loss per share - assuming dilution                             $        (0.56)      $   (0.55)
                                                               ==============       =========


Certain stock options and convertible debt have been excluded for the three and six months ended August 31, 2001 and 2000 because the effect would have been antidilutive.

NOTE H - COMPREHENSIVE INCOME (LOSS)


The Corporation's total comprehensive income (loss) was as follows:


                                                                      Six Months Ended
                                                                         August 31,
                                                                   -----------------------
                                                                      2001         2000
                                                                   ----------   ----------
Net loss                                                           $(115,812)   $ (18,140)

Other comprehensive (loss) income:
  Foreign currency translation adjustments                            (2,344)     (10,452)
  Unrealized gain (loss) on available-for-sale securities              1,678      (19,039)
                                                                   ---------    ---------
    Other comprehensive loss                                            (666)     (29,491)
                                                                   ---------    ---------

Total comprehensive loss                                           $(116,478)   $ (47,631)
                                                                   =========    =========



                                                                      Three Months Ended
                                                                          August 31,
                                                                   -----------------------
                                                                       2001         2000
                                                                   ----------   ----------
Net loss                                                           $ (35,716)   $ (35,505)

Other comprehensive (loss) income:
  Foreign currency translation adjustments                            (1,374)       4,481
  Unrealized gain (loss) on available-for-sale securities                798       (5,888)
                                                                   ---------    ---------
    Other comprehensive loss                                            (576)      (1,407)
                                                                   ---------    ---------

Total comprehensive loss                                           $ (36,292)   $ (36,912)
                                                                   =========    =========

NOTE I - BUSINESS SEGMENT INFORMATION



                                                           Six Months Ended
                                                              August 31,
                                                    ----------------------------
                                                        2001            2000
                                                    -------------   ------------
Net Sales
             Social Expressions Products            $   851,821     $   902,021
             Intersegment items                         (40,491)        (37,202)
                                                    -----------     -----------
                  Total                                 811,330         864,819
             AmericanGreetings.com                       15,340          11,560
             Non-reportable segments                    229,751         208,256
             Exchange rate adjustment-net                (7,987)          4,838
             Special charges                            (54,469)             --
                                                    -----------     -----------
                  Consolidated total                $   993,965     $ 1,089,473
                                                    ===========     ===========


Earnings
             Social Expressions Products            $   101,187     $   111,695
             Intersegment items                         (29,161)        (27,220)
                                                    -----------     -----------
                  Total                                  72,026          84,475
             AmericanGreetings.com                       (4,592)        (20,080)
             Non-reportable segments                     (3,263)            318
             Exchange rate adjustment - net                (118)            194
             Special charges                           (170,494)             --
             Unallocated items - net                    (79,453)        (60,205)
                                                    -----------     -----------
                  Consolidated total                $  (185,894)    $     4,702
                                                    ===========     ===========


                                                         Three Months Ended
                                                              August 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
Net Sales
             Social Expressions Products               $ 373,794      $ 386,060
             Intersegment items                          (19,744)       (20,075)
                                                       ---------      ---------
                  Total                                  354,050        365,985
             AmericanGreetings.com                         8,089          6,816
             Non-reportable segments                     128,659        119,693
             Exchange rate adjustment-net                 (4,605)         1,238
             Special charges                               2,032             --
                                                       ---------      ---------
                  Consolidated total                   $ 488,225      $ 493,732
                                                       =========      =========


Earnings
             Social Expressions Products               $  11,878      $   5,687
             Intersegment items                          (13,739)       (14,580)
                                                       ---------      ---------
                  Total                                   (1,861)        (8,893)
             AmericanGreetings.com                        (2,055)        (9,540)
             Non-reportable segments                          69          1,063
             Exchange rate adjustment - net                   46           (161)
             Special charges                             (12,367)            --
             Unallocated items - net                     (41,161)       (38,311)
                                                       ---------      ---------
                  Consolidated total                   $ (57,329)     $ (55,842)
                                                       =========      =========


Special charges for the period ended August 31, 2001 include the costs associated with the consolidation and rationalization of certain of the Corporation's operations, including employee severance and benefit termination costs, a change in the contractual relationship with a partner of the Corporation's Internet unit, an inventory write-down, the implementation of the scan-based trading business model and non-recurring administrative costs in connection with these initiatives.

NOTE J - NEW PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Statement, which establishes new accounting and reporting standards for derivative financial instruments, along with its amendments SFAS No. 137 and SFAS No. 138, became effective for the Corporation March 1, 2001. The adoption of the Statements did not have a material effect on the Corporation's consolidated financial statements.

In July 2001, SFAS No. 141, "Business Combinations", was issued. This Statement, which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", eliminated the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

Also in July 2001, SFAS No. 142, "Goodwill and Intangible Assets", was issued. This Statement, which supersedes APB Opinion No. 17, "Intangible Assets", eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 will be effective for the Corporation beginning in the first quarter of fiscal 2003. The Corporation is currently assessing the Statement and has not yet determined the impact of its adoption on its financial statements.

In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Corporation is required to adopt this Statement for fiscal 2004. The Corporation is analyzing the effect of this Statement and does not expect it to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This Statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Corporation is analyzing the effect of this Statement and does not expect it to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) added to its agenda various issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition and income statement classification of various sales incentives. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in EITF 00-14, from a vendor to a reseller, or another party that purchases the vendor's products. The Corporation is required to adopt EITF 00-14 and EITF 00-25 no later than the first quarter of fiscal 2003. Although the Corporation does not expect the adoption of EITF 00-14 and EITF 00-25 to have any effect on its operations, it will have a material effect on certain reported classifications. Upon adoption, the Corporation will be required to reclassify certain prior period amounts to conform to these reporting requirements.

NOTE K - INVENTORIES


                                          August 31, 2001     February 28, 2001     August 31, 2000
                                          ---------------     -----------------     ---------------
Raw materials                               $  73,263           $  49,408             $  54,265
Work in process                                45,171              33,370                42,676
Finished products                             351,897             330,664               381,019
                                            ---------           ---------             ---------
                                              470,331             413,442               477,960
Less LIFO reserve                             (95,412)            (93,111)              (83,580)
                                            ---------           ---------             ---------
                                              374,919             320,331               394,380
Display materials and factory supplies         54,738              44,890                39,833
                                            ---------           ---------             ---------
Inventories                                 $ 429,657           $ 365,221             $ 434,213
                                            =========           =========             =========


NOTE L - DEFERRED COSTS

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

As of August 31, 2001, February 28, 2001 and August 31, 2000 deferred costs and future payment commitments are included in the following financial statement captions:


                                          August 31, 2001     February 28, 2001     August 31, 2000
                                          ---------------     -----------------     ---------------
Prepaid expenses and other                  $ 152,593           $ 142,436             $ 158,431
Other assets                                  820,476             717,400               745,038
Other current liabilities                    (119,117)           (119,770)             (131,739)
Other liabilities                            (161,447)           (111,030)             (171,059)
                                            ---------           ---------             ---------
                                            $ 692,505           $ 629,036             $ 600,671
                                            =========           =========             =========


NOTE M - SUBSEQUENT EVENTS

On September 12, 2001, the Corporation completed its acquisition of the BlueMountain.com division of At Home Corporation for a cash price of $35 million. The BlueMountain.com division operates an online card and entertainment Internet site, www.bluemountain.com.


PART 1, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENTS

As previously reported, during fiscal 2002 the Corporation has undertaken a review of its operations focusing on process improvements that are expected to improve efficiency and reduce costs. Additionally, the Corporation has undertaken two other initiatives, all of which will take place during fiscal 2002 and result in the following one-time pre-tax charges:

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

The Corporation expects that these three initiatives will result in total pre-tax special charges of $300 million to $330 million for the full year. Combined, these efforts are expected to use $110 million to $120 million in after-tax cash, with the majority of the cash usage coming in fiscal 2002.

Several one-time charges related to the above items, totaling $170.5 million, occurred during the six months ended August 31, 2001:

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

- A pre-tax charge of $10.1 million for non-recurring administrative costs related to the restructure.

- A pre-tax charge of $54.1 million to reduce the value of inventory in the Corporation's domestic operations to net realizable value associated with its previously-announced one-time efforts. These efforts include a brand rationalization and product line size reduction, which entail the elimination of the Corporation's Forget Me Not greeting card brand.

- The conversion to scan-based trading for two retail customers, resulting in reductions in net sales of $56.2 million and in material, labor and other production costs of $10.1 million, as well as additional non-recurring administrative costs of $7.2 million. The Corporation expects to complete the conversion by the end of fiscal 2002.

On June 22, 2001, the Corporation entered into agreements to sell $175 million of 7.00% convertible subordinated notes due in 2006 and $260 million of 11.75% senior subordinated notes due in 2008 to qualified institutional investors. The convertible notes outstanding could potentially result in the issuance of 12.6 million shares of the Class A Common Stock of the Corporation. The transactions, which closed on June 29, 2001, resulted in net proceeds to the Corporation of approximately $390.3 million, after deducting underwriting discounts and estimated transactional expenses. The Corporation used the net proceeds from these offerings to repay indebtedness and to provide funds for other general corporate purposes. On August 28, 2001, the Corporation filed Form S-3 and Form S-4 with the Securities and Exchange Commission as required with respect to these debt offerings.

On August 9, 2001, the Corporation entered into a new $350 million senior secured credit facility. It consists of three tranches: a $105 million, 364-day revolving facility, a $120 million revolving facility maturing January 15, 2006, and a $125 million term loan maturing June 15, 2006. The Corporation has the option to request a one-year extension of the 364-day revolving facility. As part of the debt restructuring, the Corporation also announced it had entered into a three-year, $250 million credit facility secured by certain trade accounts receivable.

RESULTS OF OPERATIONS

For the three months ended August 31, 2001, net sales were $488.2 million, a 1.1% decrease from $493.7 million in the same period in the prior year. For the six months ended August 31, 2001, net sales were $994.0 million, a decrease of 8.8% from $1,089.5 million in the same period last year. Included in the current-year six-month amount is a reduction of $56.2 million for the conversion to scan-based trading for two of the Corporation's retail customers. All-inclusive unit sales of total greeting cards for the six months decreased approximately 7% from the same period in the prior year. The decrease from last year also reflects the Corporation's retail inventory reduction initiative and the new pricing strategy.

Material, labor and other production costs for the three months were $186.4 million, a decrease of 4.5% from $195.1 million in the same period in the prior year. As a percentage of net sales, these costs decreased to 38.2% from 39.5% in the prior year. For the six months, material, labor and other production costs were $438.0 million, an increase from $398.4 million for the same period in the prior year. Included in the current year six-month amount is a pre-tax charge of $54.1 million to reduce the value of inventory in the Corporation's domestic operations to net realizable value associated with its brand rationalization and product line reduction. The current year amount also includes a pre-tax reduction of approximately $10.1 million related to the Corporation's conversion to scan-based trading. Excluding those items, material, labor and other production costs would have been 37.6% of net sales for the six months. The increase in that percentage from 36.6% in the same period in the prior year was due to a shift in mix toward lower-margin non-card product.

Selling, distribution and marketing costs for the three months were $259.4 million, a decrease from $269.2 million for the same period in the prior year. As a percentage of net sales, these costs decreased to 53.1% from 54.5%. For the six months ended August 31, 2001, selling, distribution, and marketing expenses were $514.3 million, a decrease from $532.8 in the same period of the prior year. Advertising costs were $8 million lower for the six months than the same period last year. The Corporation's Internet unit reduced its costs by $12.8 million, primarily due to lower payments for online partner arrangements. Also, lower order fulfillment costs in the Social Expressions Products Segment contributed to that decrease. As a percentage of net sales, these costs increased to 51.7% from 48.9% in the same period last year.

Administrative and general expenses increased $7.6 million to $77.4 million in comparison to the same period in the prior year for the three months. For the six months, administrative and general expenses were $143.2 million, up from $138.6 million in the prior year. The increases from prior year for both the three months and six months were due to costs related to the Corporation's conversion to scan based trading ($3.3 million and $7.2 million for the three and six months, respectively); special charges associated with the Corporation's restructuring efforts ($2.8 million and $4.0 million for the three and six months, respectively); and various other cost increases. The higher costs were offset somewhat by the elimination of costs related to Gibson Greetings, Inc. in the prior year.

Interest expense increased $8.3 million for the three months ended August 31, 2001 from the prior year to $22.1 million and increased $10.9 million to $35.5 million for the six months ended August 31, 2001. This increase was primarily due to higher borrowing levels to fund the Corporation's acquisition of CPS in July 2000 and for restructure and scan-based trading initiatives and general corporate purposes, as well as higher interest rates on its new debt arrangements.

Other expense (income) - net was $0.3 million of expense for the three months compared to $1.6 million of expense in the prior year. For the six months, this caption has income of $4.1 million, down from $9.6 million of income in the prior year. The prior-year amount of $9.6 million included an $8.4 million pre-tax gain on the sale of a building.

The effective tax rate for the six months was 37.7%, an increase from 36.4% in the prior year. The increase is due to foreign operations, particularly the United Kingdom.

Loss per share for the quarter was $(0.56) compared to the prior year of $(0.55).

Loss per share was $(1.82) for the six months, compared to earnings per share before the cumulative effect of the accounting change of $0.05 for the six months ended August 31, 2000. The current year includes various special after-tax charges equating to $1.67 per share as follows:

                                                   PER SHARE

         Restructuring charge                        $0.52
         Inventory write-down                        $0.52
         Conversion to scan-based trading            $0.52
         Other restructure activities                $0.11
                                                     -----
                                                     $1.67

The prior year period included a gain of $0.08 per share on the sale of a building. Excluding the above items, loss per share for the six months ended August 31, 2001 was $(0.15) compared to $(0.03) in the same period in the prior year.


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

Social Expressions Products Segment
Net sales, net of intersegment items, for the three months ended August 31, 2001, decreased $11.9 million or 3.3% from the same period in the prior year. For the six months, net sales decreased $53.5 million from the same period in the prior year. The Corporation's new pricing strategy, which includes a higher mix of lower-priced greeting cards in the mass retail channels, negatively affected net sales for both the three and six months. The remainder of the decrease from the prior year relates primarily to the Corporation's continuing efforts to reduce inventory levels at its customers' retail stores.

Segment earnings, net of intersegment items, for the three months ended August 31, 2001, improved from an $8.9 million loss in the prior year to a $1.9 million loss in the current year. For the six months, segment earnings decreased from $84.5 million in the prior year to $72.0 million in the current period. The decrease from prior year in the six-month period reflects the lower net sales as noted above, with $11.7 million of the decrease in the United States.

AmericanGreetings.com Segment
Net sales increased $1.3 million for the three months and $3.8 million for the six months ended August 31, 2001 compared to the prior year, as higher advertising and co-branded site revenues more than offset lower subscription revenue, reflecting the shift to providing free electronic greetings rather than charging a subscription fee to users. The higher advertising revenues reflect this shift in the business model as well as the site's increased traffic.

The segment loss was lower than the prior year by $7.5 million and $15.5 million for the three and six months, respectively. This reduction in the loss reflects the higher revenues as well as lower expenses due to renegotiated Internet partner distribution contracts.

In March 2001, AmericanGreetings.com acquired Egreetings Network, Inc., a company that operates an online card and entertainment Internet site, www.egreetings.com. This acquisition was previously disclosed in the Corporation's Form 8-K filed on April 3, 2001 and Form 8-K/A filed on June 1, 2001.

In September 2001, AmericanGreetings.com acquired the BlueMountain.com division of At Home Corporation. The BlueMountain.com division operates an online card and entertainment Internet site, www.bluemountain.com. This acquisition was previously disclosed in the Corporation's Form 8-K filed on September 27, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of the Corporation's business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Statement of Financial Position for August 31, 2000 has been included.

Operating activities used $168.4 million of cash in the six months ended August 31, 2001, compared to using $61.1 million in the same period in the prior year. The decrease in earnings, excluding non-cash charges, for the period compared to the prior year adversely impacted cash flow significantly.

Accounts receivable, net of the effect of acquisitions, decreased $18.7 million from February 28, 2001, compared to a decrease of $55.4 million during the same period in the prior year. This decrease reflects the impact of the lower sales level during the current period compared to the prior year, including the effect of the reduction in sales related to the conversion to scan-based trading for two of the Corporation's customers. As a percentage of the prior twelve months' net sales, net accounts receivable were 15.2% at August 31, 2001 compared to 15.6% at August 31, 2000.

Inventories, net of the effect of acquisitions, increased $64.4 million from February 28, 2001, compared to an increase of $107.6 million for the same period in the prior year. The decrease from February 28, 2001 includes the write-down of $54.1 million recorded during the six months ended August 31, 2001. Offsetting that decrease from February 28, 2001 were increases in inventory build levels at two of the Corporation's operating units in anticipation of higher sales in the next several months.

Cash payments exceeded amortization of deferred costs cash payments by $60.6 million for the six months ended August 31, 2001, compared to amortization of deferred costs exceeding cash payments by $28.9 million for the same period in the prior year. The current year includes a significant expansion of an agreement with a major customer.

Accounts payable and other liabilities decreased $71.3 million during the six months ended August 31, 2001, compared to a decrease of $63.6 million during the same period in the prior year. The increase in the movement reflects an adjustment among the current and deferred income tax amounts.

Included in income taxes payable at August 31, 2001 is $143.6 million for potential tax exposure for the fiscal years ended 1992 through 1999 relating to the Corporation's corporate-owned life insurance (COLI) program. This amount represents the effect of assessments by the Internal Revenue Service for the disallowance of certain deductions related to this insurance program. The Corporation believes that it has fully complied with the tax law as it related to its COLI program and plans to vigorously contest the assessments or any subsequent assessments.

Investing activities resulted in a use of $22.8 million of cash use during the six months, compared to a use of $188.1 million in the same period in the prior year. The prior year amount included $137.6 million used in the acquisition of Gibson Greetings, Inc. and $31.0 million for the acquisition of CPS, as well as the proceeds from the sale of a building.

Financing activities provided $214.4 million for the six months compared to providing $254.3 million during the same period in the prior year. The current period includes the proceeds from the long-term debt agreement entered into during the second quarter. The prior year included a larger increase in the level of short-term debt during the period.

Total debt less cash at August 31, 2001 was $916.7 million, compared to $842.5 million at August 31, 2000. Debt as a percentage of debt plus equity increased to 51.8% at August 31, 2001 from 43.9% at August 31, 2000. Based on actual shares outstanding, shareholders' equity decreased from $18.23 per share at August 31, 2000 to $14.55 per share at August 31, 2001.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2001, the end of its preceding fiscal year, to August 31, 2001, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31, 2000, the end of the corresponding fiscal quarter last year, to August 31, 2001, except the changes discussed above and aside from normal seasonal fluctuations.


PROSPECTIVE INFORMATION

The statements contained in this document that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited to retail bankruptcies and consolidations, successful integration of acquisitions, a weak retail environment, consumer acceptance of products as priced and marketed, the impact of technology on core product sales and competitive terms of sale offered to customers. Risks pertaining specifically to the Corporation's electronic marketing business include the viability of online advertising as a revenue generator and the public's acceptance of online greetings and other social expression products.

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Shareholders of the Corporation was held on June 22, 2001.

          (b) The following individuals were elected to Class III Directors of the Corporation: Scott S. Cowen, Harriet Mouchly Weiss and Charles A. Ratner.

          (c)-1 The vote total was as follows for the election of directors (Class III):


                  NOMINEE                            VOTES FOR                          VOTES WITHHELD
                  Scott S. Cowen                     94,649,906                            5,050,643
                  Harriet Mouchly Weiss              94,699,807                            5,000,742
                  Charles A. Ratner                  92,505,662                            7,194,887

         (c)-2 A proposal to authorize the availability of an additional 6,500,000 Class A Common Shares and 500,000 Class B Common Shares under the 1997 Equity and Performance Incentive Plan, for newly promoted and incoming employees and as incentives to key personnel, having received the number of votes set forth below, passed:

                Affirmative          79,640,010
                Negative             19,279,660
                Abstain                 780,879


         (c)-3 A proposal to approve performance-based compensation arrangements for the Chairman and Chief Executive Officer and other Named Executive Officers, having received the number of votes set forth below, passed:


                Affirmative          93,238,787
                Negative              5,736,114
                Abstain                 725,648

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

               (10) Credit Agreement dated as of August 7, 2001 among (i) the
                    Registrant, (ii) KeyBank National Association, as lender and documentation agent, (iii) National City Bank, as lender, co-lead arranger, co-syndication agent and administrative agent, (iv) Goldman Sachs Credit Partners L.P., as lender, co-lead arranger and co-syndication agent, (v) Bank One NA, as lender, (vi) LaSalle Bank National Association, as lender, and (vii) PNC Bank, National Association, as lender (Portions of this exhibit have been redacted and filed separately, accompanied by a confidential treatment request, with the Secretary of the Commission, Office of the Secretary, Securities and Exchange Commission, pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.)

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

On September 27, 2001, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation had acquired the BlueMountain.com division of At Home Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN GREETINGS CORPORATION


                                      By: /s/ Joseph B. Cipollone
                                         -----------------------------------
                                         Joseph B. Cipollone
                                         Vice President, Corporate Controller
                                         Chief Accounting Officer


October 15, 2001