Form 10-Q
period 2001-11-30
AMERICAN GREETINGS CORP
filed 2002-01-14
CIK 5133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     X      EXCHANGE ACT OF 1934
-----------

For the quarterly period ended        November 30, 2001
                              -------------------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----------

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number        1-13859
                                                 -----------------

                         AMERICAN GREETINGS CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                       34-0065325
-----------------------------------            ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)



One American Road, Cleveland, Ohio                         44144
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                                       (216)  252-7300
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

Yes          X               No
       -----------               -----------

As of November 30, 2001, the date of this report, the number of shares outstanding of each of the issuer's classes of common stock was:

                          Class A Common  59,124,949
                          Class B Common   4,620,456

                         AMERICAN GREETINGS CORPORATION
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements..........................................1

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................17


PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings............................................24

     Item 6.  Exhibits and Reports on Form 8-K.............................25


SIGNATURES.................................................................25


                                                 PART I - FINANCIAL INFORMATION
                                                 ------------------------------

Item 1.  Financial Statements
         --------------------
                                                 AMERICAN GREETINGS CORPORATION
                                              CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Thousands of dollars except share and per share amounts)

                                                                                                (Unaudited)
                                                                                             Nine Months Ended
                                                                                                November 30,
                                                                                     ---------------------------------
                                                                                         2001                 2000
                                                                                     ------------         ------------

  Net sales                                                                          $  1,699,398         $  1,855,568

  Costs and expenses:
    Material, labor and other production costs                                            751,529              754,293
    Selling, distribution and marketing                                                   799,049              810,083
    Administrative and general                                                            214,488              208,896
    Restructure charges                                                                    52,925                 --
    Interest                                                                               59,144               39,649
    Other (income) - net                                                                   (2,478)             (12,376)
                                                                                     ------------         ------------
       Total costs and expenses                                                         1,874,657            1,800,545
                                                                                     ------------         ------------

  (Loss) income before income tax (benefit) expense and
     cumulative effect of accounting change                                              (175,259)              55,023
  Income tax (benefit) expense                                                            (66,072)              20,007
                                                                                     ------------         ------------

  (Loss) income before cumulative effect of
    accounting change                                                                    (109,187)              35,016
  Cumulative effect of accounting change,
    net of tax                                                                               --                (21,141)
                                                                                     ------------         ------------

       Net (loss) income                                                             $   (109,187)        $     13,875
                                                                                     ============         ============

  (Loss) earnings per share and (loss) earnings per share assuming dilution:
    Before cumulative effect of
       accounting change                                                             $      (1.72)        $       0.55
    Cumulative effect of accounting
       change, net of tax                                                                    --                  (0.33)
                                                                                     ------------         ------------

  (Loss) earnings per share and (loss) earnings per share
  assuming dilution
                                                                                     $      (1.72)        $       0.22
                                                                                     ============         ============

  Dividends per share                                                                $       0.20         $       0.52
                                                                                     ============         ============

  Average number of common shares outstanding                                          63,569,030           63,699,617

            See notes to condensed consolidated financial statements.




                                                  AMERICAN GREETINGS CORPORATION
                                               CONSOLIDATED STATEMENT OF OPERATIONS

                                          (Thousands of dollars except per share amounts)

                                                                                 (Unaudited)
                                                                             Three Months Ended
                                                                                  November 30,
                                                                     --------------------------------------
                                                                         2001                       2000
                                                                     -----------               ------------

  Net sales                                                          $   705,433               $    766,095

  Costs and expenses:
    Material, labor and other production costs                           313,512                    355,858
    Selling, distribution and marketing                                  284,785                    277,327
    Administrative and general                                            71,290                     70,326
    Interest                                                              23,619                     15,066
    Other expense (income) - net                                           1,592                     (2,803)
                                                                     -----------               ------------
       Total costs and expenses                                          694,798                    715,774
                                                                     -----------               ------------

  Income before income tax expense                                        10,635                     50,321
  Income tax expense                                                       4,010                     18,306
                                                                     -----------               ------------


  Net income                                                         $     6,625               $     32,015
                                                                     ===========               ============


  Earnings per share and earnings per share -
     assuming dilution                                               $      0.10               $       0.50
                                                                     ===========               ============


  Dividends per share                                                $      0.10               $       0.31
                                                                     ===========               ============

  Average number of common shares outstanding                         63,705,743                 63,506,387

            See notes to condensed consolidated financial statements.


                                                  AMERICAN GREETINGS CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                      (Thousands of dollars)

                                                                       (Unaudited)             (Note A)            (Unaudited)
                                                                    November 30, 2001       Feb. 28, 2001       November 30, 2000
                                                                    -----------------     -----------------     -----------------
ASSETS

Current assets
  Cash and equivalents                                                  $      45,353       $      51,691       $      78,846
  Trade accounts receivable, less allowances
    of $185,499, $184,799 and $179,618,respectively
    (principally for sales returns)                                           538,546             387,534             612,990
  Inventories                                                                 341,962             365,221             344,981
  Deferred  and refundable income taxes                                       151,048             190,241             219,460
  Prepaid expenses and other                                                  207,742             211,049             232,328
                                                                        -------------       -------------       -------------
          Total current assets                                              1,284,651           1,205,736           1,488,605

Goodwill                                                                      256,259             229,802             211,949
Other assets                                                                  901,061             799,348             788,164

Property, plant and equipment - at cost                                     1,069,519           1,086,094           1,078,216
Less accumulated depreciation                                                 631,186             608,906             606,109
                                                                        -------------       -------------       -------------
Property, plant and equipment - net                                           438,333             477,188             472,107
                                                                        -------------       -------------       -------------
                                                                        $   2,880,304       $   2,712,074       $   2,960,825
                                                                        =============       =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Debt due within one year                                              $      35,056       $     378,904       $     647,717
  Accounts payable                                                            119,170             139,753             137,511
  Accrued liabilities                                                         227,209             164,310             109,811
  Accrued compensation and benefits                                            97,762              89,936              89,179
  Dividends payable                                                             6,368              12,732              19,677
  Income taxes                                                                118,787             192,936              10,540
  Other current liabilities                                                   143,775             132,710             146,012
                                                                        -------------       -------------       -------------
             Total current liabilities                                        748,127           1,111,281           1,160,447

Long-term debt                                                                995,239             380,124             423,263
Other liabilities                                                             198,258             146,187             146,066
Deferred income taxes                                                          23,351              27,292              56,326
Shareholders' equity                                                          915,329           1,047,190           1,174,723
                                                                        -------------       -------------       -------------
                                                                        $   2,880,304       $   2,712,074       $   2,960,825
                                                                        =============       =============       =============


            See notes to condensed consolidated financial statements.


                                                  AMERICAN GREETINGS CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      (Thousands of dollars)

                                                                                        (Unaudited)
                                                                                     Nine Months Ended
                                                                                         November 30,
                                                                               ------------------------------
                                                                                   2001              2000
                                                                               ------------      ------------

OPERATING ACTIVITIES:
   Net (loss) income                                                           $   (109,187)     $     13,875
   Adjustments to reconcile to net cash
   used by operating activities:
      Cumulative effect of accounting change, net of tax                               --              21,141
      Restructure charges                                                            46,439              --
      Depreciation and amortization                                                  62,284            71,948
      Deferred income taxes                                                          41,636               262
      Changes in operating assets and liabilities,
          net of effects from acquisitions:
          Increase in trade accounts receivable                                    (153,099)         (208,740)
          Decrease (increase) in inventories                                         20,589           (25,418)
          Decrease (increase) in other current assets                                 6,394           (14,614)
          Increase in deferred cost - net                                           (46,551)           (1,296)
          Decrease in accounts payable and other liabilities                        (67,251)          (61,896)
      Other - net                                                                     7,263            (9,486)
                                                                               ------------      ------------
      Cash Used by Operating Activities                                            (191,483)         (214,224)


INVESTING ACTIVITIES:
   Business acquisitions                                                            (35,000)         (179,993)
   Property, plant & equipment additions                                            (21,597)          (56,730)
   Proceeds from sale of fixed assets                                                 3,459            24,484
   Investment in corporate-owned life insurance                                       5,745             2,526
   Other - net                                                                      (14,058)           24,200
                                                                               ------------      ------------
      Cash Used by Investing Activities                                             (61,451)         (185,513)

FINANCING ACTIVITIES:
   Increase in long-term debt                                                       688,485              --
   Reduction of long-term debt                                                      (80,622)          (35,003)
   (Decrease) increase in short-term debt                                          (341,058)          537,420
   Sale of stock under benefit plans                                                     92              --
   Purchase of treasury shares                                                          (99)          (45,448)
   Dividends to shareholders                                                        (20,202)          (39,396)
                                                                               ------------      ------------
      Cash Provided by Financing Activities                                         246,596           417,573
                                                                               ------------      ------------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS                                          (6,338)           17,836

      Cash and Equivalents at Beginning of Year                                      51,691            61,010
                                                                               ------------      ------------
      Cash and Equivalents at End of Period                                    $     45,353      $     78,846
                                                                               ============      ============


            See notes to condensed consolidated financial statements.

                         AMERICAN GREETINGS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Thousands of dollars except per share amounts)

Nine Months Ended November 30, 2001 and 2000

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

The Corporation's fiscal year ends on February 28 or 29. References to a particular fiscal year refer to the fiscal year ending in February of that year.

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

The implementation of the change has been accounted for as a change in accounting principle and applied cumulatively as if the change occurred at March 1, 2000. The effect of the change was a one-time non-cash reduction to the Corporation's earnings of $21,141 (net of tax of $12,564) or approximately $0.33 per share, which is included in operations for the nine months ended November 30, 2000.

Note C - Seasonal Nature of Business
------------------------------------

A significant portion of the Corporation's business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note D - Special Charges and Restructure Reserves
-------------------------------------------------

Fiscal 2002

The Corporation has undertaken a previously-announced review of its operations, which has resulted in three initiatives: the reorganization of the core greeting card business, the implementation of scan-based trading, and a change in the contractual relationship with a strategic partner of the Corporation's Internet business. In total, the Corporation expects these pre-tax special charges to be approximately $300,000 to $330,000 during fiscal 2002. The Corporation incurred $225,472 of these pre-tax special charges during the nine months ended November 30, 2001, of which $54,978 was incurred in the three months ended November 30, 2001.

Included in the special charges noted above is a restructure charge of $52,925 ($32,970 net of tax, or earnings per share of $0.52). This charge was for costs associated with the consolidation and rationalization of certain of the Corporation's domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation's Internet unit. More specifically, the restructure charge included $26,470 for employee termination benefits, $3,727 for facility rationalization costs, $2,296 for lease exit costs, $17,727 for a change in the contractual relationship with a partner of the Corporation's Internet unit and $2,705 of other costs. In total, approximately 1,500 positions will be eliminated, comprised of 1,106 hourly and 394 salaried positions. All activities are expected to be completed by the end of fiscal 2002. As of November 30, 2001, 386 hourly and 264 salaried positions have been eliminated.

The following table summarizes the provisions and remaining reserve associated with the restructure charge at November 30, 2001:



                                       Facility                       Change in
                      Termination   Rationalization  Lease Exit      Contractual      Other
                       Benefits          Costs          Costs       Relationship      Costs          Total
                      ----------    ---------------   ---------     ------------    --------       --------

Provision               $ 26,470       $  3,727       $  2,296       $ 17,727       $  2,705       $ 52,925

Non-cash charge                                                       (17,727)                      (17,727)

Cash expenditures         (4,500)          (429)          (121)                       (1,436)        (6,486)
                        --------       --------       --------       --------       --------       --------

Balance November
30, 2001                $ 21,970       $  3,298       $  2,175       $     --       $  1,269       $ 28,712
                        ========       ========       ========       ========       ========       ========

Included in accrued liabilities at November 30, 2001 is $28,712 related to severance and other exit costs for those actions not yet completed.

Also, $34,140 of other special pre-tax costs associated with the restructure efforts were incurred during the nine months. In addition, the Corporation recorded a charge of $54,014 during the period to write down inventory in its domestic operations to net realizable value associated with its previously-announced one-time efforts. These efforts include a brand rationalization and product line size reduction, which entail the elimination of the Corporation's Forget Me Not greeting card brand. This amount is included in material, labor and other production costs.

The total pre-tax impact of these special charges was $141,079 ($87,892 net of tax) or $1.38 per share.

Also during the period, the Corporation began implementing its scan-based trading business model with certain of its retailers. The impact of its implementation was a $65,485 reduction in its net sales and a $10,149 reduction in its material, labor, and other production costs. In addition, the Corporation incurred implementation and other costs of $29,057, for a total pre-tax impact of approximately $84,393 ($52,577 net of tax) or $0.83 per share.

In summary, the pre-tax special charges consist of the following:

Severance                                   $ 26,470
Lease exit costs                               2,296
Facility rationalization costs                 3,727
Change in contractual relationship            17,727
Other costs                                    2,705
                                            --------

Total restructure charge                                $ 52,925
Inventory write-down                                      54,014
Scan-based trading initiative                             84,393
Other costs                                               34,140
                                                        --------

Total special charges                                   $225,472

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

This restructure charge included $5,198 for employee termination benefits, $654 for lease exit costs, $274 for the write off of assets no longer in use and other restructure costs. In total, approximately 336 positions were anticipated to be eliminated, comprised of 304 hourly and 32 salaried employees. As of November 30, 2001, 161 hourly and 36 salaried employees have been terminated. All activities are expected to be completed by the end of fiscal 2002.

Fiscal 2000 - Second Quarter
In connection with the Corporation's initiative to continue to streamline its North American operations, and to a lesser extent, its United Kingdom operations, the Corporation recorded a $40,429 ($24,224 net of tax, or earnings per share of $0.36) special charge during the three months ended November 30, 1999 relating primarily to the consolidation of Canadian manufacturing and distribution in the United States. Included in this special charge is a $32,747 restructure charge primarily for exit costs associated with the closure of certain facilities in Canada and to a lesser extent, costs to exit certain minor United Kingdom businesses. The remaining $7,682 of the special charge was recorded in material, labor and other production costs for the write-down of inventory in Canada to net realizable value.

The restructure charge of $32,747 included $25,820 of severance, pension and personnel-related benefits, $4,634 of facility shut-down costs, $1,454 of lease exit costs and $839 related to other restructure costs. All initiatives associated with the Canadian restructuring have been substantially completed. The largest remaining restructuring activity relates to the Canadian Division's pension plans. The Corporation has taken the necessary actions to settle the pension liabilities, and Canadian regulatory approval has been obtained. The Corporation is in the process of distributing the remaining pension plan assets to satisfy those obligations.

The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in fiscal 2000:


                                                    Facility         Lease
                                   Termination    Rationalization     Exit          Other
                                     Benefits          Costs         Costs          Costs          Total
                                   -----------    ---------------  --------       --------       --------

Balance, February 28, 2001           $  5,408       $  1,148       $    934       $    235       $  7,725

Cash expenditures                      (3,363)                         (314)          (235)        (3,912)
                                     --------       --------       --------       --------       --------

Balance, November 30, 2001           $  2,045       $  1,148       $    620       $     --       $  3,813
                                     ========       ========       ========       ========       ========

Included in accounts payable and accrued liabilities at November 30, 2001 is $3,813 related to severance and other exit costs for those actions not completed. The Corporation believes the remaining accrued restructure liability is adequate for its remaining cash and non-cash obligations.

Note E - Debt
-------------

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

On August 9, 2001, the Corporation entered into a new $350,000 senior secured credit facility. It consists of three tranches: a $105,000, 364-day revolving facility, a $120,000 revolving facility maturing January 15, 2006, and a $125,000 term loan maturing June 15, 2006. The Corporation has the option to request a one-year extension of the 364-day revolving facility. The credit facility contains various restrictive covenants which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth and earnings requirements. The credit facility restricts the Corporation's ability to incur additional indebtedness and to engage in acquisitions of other businesses and entities. As part of the debt restructuring, the Corporation also announced it had entered into a three-year, $250,000 credit facility secured by certain trade accounts receivable.

Note F - Acquisitions
---------------------

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

Note G - (Loss) Earnings per Share
----------------------------------

The following table sets forth the computation of (loss) earnings per share and loss (earnings) per share - assuming dilution:

                                                                                        Nine Months Ended
                                                                                            November 30,
                                                                                   ------------------------------
                                                                                        2001             2000
                                                                                   ------------      ------------
    Numerator:
      Net (loss) income for (loss) earnings per share
         and (loss) earnings per share -
         assuming dilution                                                         $   (109,187)     $     13,875
                                                                                   ============      ============

    Denominator (thousands):
      Denominator for (loss) earnings per share
      -weighted average shares outstanding                                               63,569            63,700
      Effect of dilutive securities - stock options and
       convertible debt                                                                      --                --
                                                                                   ------------      ------------

      Denominator for (loss) earnings per share-assuming
      dilution -adjusted weighted average shares outstanding                             63,569            63,700
                                                                                   ============      ============

(Loss) earnings per share                                                          $      (1.72)     $       0.22
                                                                                   ============      ============

(Loss) earnings per share - assuming dilution                                      $      (1.72)     $       0.22
                                                                                   ============      ============

                                                                                      Three Months Ended
                                                                                          November 30,
                                                                                 ------------------------------
                                                                                     2001              2000
                                                                                 ------------      ------------
    Numerator:
      Net income for earnings per share
         and earnings per share -
         assuming dilution                                                       $      6,625      $     32,015
                                                                                 ============      ============
    Denominator (thousands):
      Denominator for earnings per share
      -weighted average shares outstanding                                             63,706            63,506
      Effect of dilutive securities - stock options and
       convertible debt                                                                    --                --
                                                                                 ------------      ------------

      Denominator for earnings per share-assuming
      dilution -adjusted weighted average shares outstanding                           63,706            63,506
                                                                                 ============      ============

Earnings per share                                                               $       0.10      $       0.50
                                                                                 ============      ============

Earnings per share - assuming dilution                                           $       0.10      $       0.50
                                                                                 ============      ============

Certain stock options and convertible debt have been excluded for the three and nine months ended November 30, 2001 and 2000 because the effect would have been antidilutive.

Note H - Comprehensive Income (Loss)
------------------------------------


The Corporation's total comprehensive income (loss) was as follows:

                                                                               Nine Months Ended
                                                                                  November 30,
                                                                         ------------------------------
                                                                              2001              2000
                                                                         ------------      ------------

Net (loss) income                                                        $   (109,187)     $     13,875

Other comprehensive (loss) income:
  Foreign currency translation adjustments                                    (13,934)          (13,418)
  Unrealized gain (loss) on available-for-sale securities                       2,088           (23,464)
                                                                         ------------      ------------
    Other comprehensive loss                                                  (11,846)          (36,882)
                                                                         ------------      ------------

Total comprehensive loss                                                 $   (121,033)     $    (23,007)
                                                                         ============      ============


                                                                               Three Months Ended
                                                                                  November 30,
                                                                         ------------------------------
                                                                              2001              2000
                                                                         ------------      ------------

Net income                                                               $      6,625      $     32,015

Other comprehensive (loss) income:
  Foreign currency translation adjustments                                    (11,590)           (2,966)
  Unrealized gain (loss) on available-for-sale securities                         410            (4,425)
                                                                         ------------      ------------
    Other comprehensive loss                                                  (11,180)           (7,391)
                                                                         ------------      ------------

Total comprehensive (loss) income                                        $     (4,555)     $     24,624
                                                                         ============      ============

Note I - Business Segment Information
-------------------------------------



                                                                   Nine Months Ended
                                                                       November 30,
                                                              ------------------------------
                                                                   2001             2000
                                                              ------------      ------------

Net Sales
             Social Expressions Products                      $  1,359,456      $  1,441,460
             Intersegment items                                    (66,328)          (66,408)
                                                              ------------      ------------
                  Total                                          1,293,128         1,375,052
             AmericanGreetings.com                                  24,747            14,770
             Non-reportable segments                               472,399           464,586
             Exchange rate adjustment-net                          (14,141)            1,160
             Special charges                                       (76,735)             --
                                                              ------------      ------------
                  Consolidated total                          $  1,699,398      $  1,855,568
                                                              ============      ============


Earnings
             Social Expressions Products                      $    189,998      $    212,634
             Intersegment items                                    (46,502)          (47,296)
                                                              ------------      ------------
                  Total                                            143,496           165,338
             AmericanGreetings.com                                  (4,736)          (32,832)
             Non-reportable segments                                43,534            34,614
             Exchange rate adjustment - net                           (849)             (719)

             Special charges                                      (225,472)             --
             Unallocated items - net                              (131,232)         (111,378)
                                                              ------------      ------------
                  Consolidated total                          $   (175,259)     $     55,023
                                                              ============      ============


                                                                    Three Months Ended
                                                                       November 30,
                                                              ------------------------------
                                                                   2001             2000
                                                              ------------      ------------

Net Sales
             Social Expressions Products                      $    505,499      $    539,439
             Intersegment items                                    (25,837)          (29,206)
                                                              ------------      ------------
                  Total                                            479,662           510,233
             AmericanGreetings.com                                   9,407             3,210
             Non-reportable segments                               240,075           256,330
             Exchange rate adjustment-net                           (6,154)           (3,678)
             Special charges                                       (17,557)             --
                                                              ------------      ------------
                  Consolidated total                          $    705,433      $    766,095
                                                              ============      ============


Earnings
             Social Expressions Products                      $     88,812      $    102,084
             Intersegment items                                    (17,341)          (20,076)
                                                              ------------      ------------
                  Total                                             71,471            82,008
             AmericanGreetings.com                                    (142)          (12,752)
             Non-reportable segments                                46,775            34,296
             Exchange rate adjustment - net                           (731)           (2,058)
             Special charges                                       (54,978)             --
             Unallocated items - net                               (51,760)          (51,173)
                                                              ------------      ------------
                  Consolidated total                          $     10,635      $     50,321
                                                              ============      ============

Special charges for the period ended November 30, 2001 include the costs associated with the consolidation and rationalization of certain of the Corporation's operations, including employee severance and benefit termination costs, a change in the contractual relationship with a partner of the Corporation's Internet unit, an inventory write-down, the implementation of the scan-based trading business model, and other non-recurring costs in connection with these initiatives.

Note J - New Pronouncements
---------------------------

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

In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This Statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Corporation is required to adopt this Statement for fiscal 2003. The Corporation is analyzing the effect of this

Statement and does not expect it to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a reduction of revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and b) the vendor can reasonably estimate the fair value of that benefit. The Corporation is required to adopt EITF 01-09 no later than the first quarter of fiscal 2003. Although the Corporation does not expect the adoption to have any effect on its operations, it will have a material effect on certain reported income statement classifications. Upon adoption, the Corporation will be required to reclassify certain prior period amounts to conform to these reporting requirements. The Corporation has not yet completed its analysis of the amounts which will be reclassified for prior periods.


Note K - Inventories


                                                       November 30, 2001    February 28, 2001   November 30, 2000
                                                       -----------------    -----------------   -----------------
Raw materials                                           $       60,827      $       49,408      $       47,273
Work in process                                                 38,532              33,370              20,166
Finished products                                              289,376             330,664             328,883
                                                        --------------      --------------      --------------
                                                               388,735             413,442             396,322
Less LIFO reserve                                              (95,888)            (93,111)            (93,530)
                                                        --------------      --------------      --------------
                                                               292,847             320,331             302,792
Display materials and factory supplies                          49,115              44,890              42,189
                                                        --------------      --------------      --------------
Inventories                                             $      341,962      $      365,221      $      344,981
                                                        ==============      ==============      ==============

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note L - Deferred Costs
-----------------------

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

As of November 30, 2001, February 28, 2001 and November 30, 2000 deferred costs and future payment commitments are included in the following financial statement captions:



                                              November 30, 2001    February 28, 2001    November 30, 2000
                                              -----------------    -----------------    -----------------
Prepaid expenses and other                    $      151,552       $      142,436       $      165,222
Other assets                                         820,572              717,400              714,267
Other current liabilities                           (133,505)            (119,770)            (132,512)
Other liabilities                                   (159,193)            (111,030)            (114,915)
                                              --------------       --------------       --------------
                                              $      679,426       $      629,036       $      632,062
                                              ==============       ==============       ==============




Part 1, Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Business Developments
---------------------

As previously reported, during fiscal 2002 the Corporation has undertaken a review of its operations focusing on process improvements that are expected to improve efficiency and reduce costs. Additionally, the Corporation has undertaken two other initiatives, all of which will take place during fiscal 2002 and result in the following special pre-tax charges:

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

Several special charges related to the above items, totaling $225.5 million, occurred during the nine months ended November 30, 2001:

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

- A pre-tax charge of $34.1 million for non-recurring administrative costs related to the reorganization were incurred.

- A pre-tax charge of $54.1 million to reduce the value of inventory in the Corporation's domestic operations to net realizable value associated with its previously-announced one-time efforts. These efforts include a brand rationalization and product line size reduction, which entail the elimination of the Corporation's Forget Me Not greeting card brand.

- The conversion to scan-based trading for two retail customers, resulting in reductions in net sales of $65.5 million and in material, labor and other production costs of $10.1 million, as well as additional non-recurring costs of $29.0 million. The Corporation expects to complete the conversion by the end of fiscal 2002.

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

On August 9, 2001, the Corporation entered into a new $350 million senior secured credit facility. It consists of three tranches: a $105 million, 364-day revolving facility, a $120 million revolving facility maturing January 15, 2006, and a $125 million term loan maturing June 15,

2006. The Corporation has the option to request a one-year extension of the 364-day revolving facility. The credit facility contains various restrictive covenants which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth and earnings requirements. The credit facility restricts the Corporation's ability to incur additional indebtedness and to engage in acquisitions of other businesses and entities. As part of the debt restructuring, the Corporation also announced it had entered into a three-year, $250 million credit facility secured by certain trade accounts receivable.

Results of Operations
---------------------

For the three months ended November 30, 2001, net sales were $705.4 million, a 7.9% decrease from $766.1 million in the same period in the prior year. For the nine months ended November 30, 2001, net sales were $1,699.4 million, a decrease of 8.4% from $1,855.6 million in the same period last year. Included in the current-year nine-month amount is a reduction of $65.5 million for the conversion to scan-based trading for two of the Corporation's retail customers. The revenue impact of the conversion to scan-based trading was complete as of the end of the period ended November 30, 2001. All-inclusive unit sales of total greeting cards for the nine months decreased approximately 5% from the same period in the prior year. The decrease from last year also reflects the Corporation's retail inventory reduction initiative and the new pricing strategy.

Material, labor and other production costs for the three months were $313.5 million, a decrease of 11.9% from $355.9 million in the same period in the prior year. As a percentage of net sales, these costs decreased to 44.4% from 46.5% in the prior year. For the nine months, material, labor and other production costs were $751.5 million, a decrease from $754.3 million for the same period in the prior year. Included in the current year nine-month amount is a pre-tax charge of $54.1 million to reduce the value of inventory in the Corporation's domestic operations to net realizable value associated with its brand rationalization and product line reduction. The current year amount also includes a pre-tax reduction of approximately $10.1 million related to the Corporation's conversion to scan-based trading. Excluding these items, material, labor and other production costs would have been 40.1% of net sales for the nine months. The decrease in that percentage from 40.7% in the same period in the prior year reflects some benefit of the integration of the Gibson brand and CPS into the Corporate cost structure.

Selling, distribution and marketing costs for the three months were $284.8 million, an increase from $277.3 million for the same period in the prior year. As a percentage of net sales, these costs increased to 40.4% from 36.2% in the prior year. For the nine months ended November 30, 2001, selling, distribution, and marketing costs were $799.0 million, a decrease from $810.1 in the same period of the prior year. The Corporation's Internet unit reduced its costs by $18.0 million, primarily due to lower expense for online partner arrangements. However, as a percentage of net sales, these costs increased to 47.0% from 43.7% in the same period last year, as the selling, distribution and marketing cost decrease was less than the corresponding sales decrease.

Administrative and general expenses increased $1.0 million from $70.3 million to $71.3 million in comparison to the same period in the prior year for the three months. For the nine months, administrative and general expenses were $214.5 million, up from $209.0 million in the prior year. The increases from prior year for both the three months and nine months were due to costs related to the Corporation's conversion to scan based trading ($ 1.8 million and $9.1 million for the three and nine months, respectively); special charges associated with the Corporation's restructuring efforts ($9.6 million and $21.2 million for the three and nine months, respectively); and various other cost increases. The higher costs were offset somewhat by the elimination of costs related to Gibson Greetings, Inc. in the prior year.

Interest expense increased $8.6 million for the three months ended November 30, 2001 from the prior year to $23.6 million and increased $19.5 million to $59.1 million for the nine months ended November 30, 2001. This increase was primarily due to higher borrowing levels to fund the Corporation's acquisitions of CPS in July 2000 and Blue Mountain.com in September 2001, and for special charges and general corporate purposes, as well as higher interest rates on its new debt arrangements.

Other expense (income) - net was $1.6 million of expense for the three months compared to $2.8 million of income in the prior year. For the nine months, this caption has income of $2.5 million, down from $12.4 million of income in the prior year. The prior-year amount of $12.4 million included an $8.4 million pre-tax gain on the sale of a building.

The effective tax rate for the nine months was 37.7%, an increase from 36.4% in the prior year, as previous years benefitted from loss carryforwards. The increase is due to foreign operations, particularly the United Kingdom.

Earnings per share and earnings per share - assuming dilution for the quarter was $0.10 compared to the prior year of $0.50.

Loss per share was $(1.72) for the nine months, compared to earnings per share before the cumulative effect of the accounting change of $0.55 for the nine months ended November 30, 2000. The nine months ended November 30, 2001 includes various special after-tax charges equating to $2.21 per share as follows:

                                                   Per Share
                                                   ---------
         Restructuring charge                        $0.52
         Inventory write-down                        $0.52
         Conversion to scan-based trading            $0.83
         Other activities                            $0.34
                                                     -----
                                                     $2.21

The prior year period included a gain of $0.08 per share on the sale of a building. Excluding the above items, basic earnings per share for the nine months ended November 30, 2001 was $0.49 compared to $0.47 in the same period in the prior year.


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

Social Expressions Products Segment
Net sales, net of intersegment items, for the three months ended November 30, 2001, decreased $30.6 million or 6.0% from the same period in the prior year. For the nine months, net sales decreased $81.9 million or 6.0% from the same period in the prior year. The Corporation's new pricing strategy, which includes a higher mix of lower-priced greeting cards in the mass retail channels, negatively affected net sales for both the three and nine months. The remainder of the decrease from the prior year relates primarily to the Corporation's continuing efforts to reduce inventory levels at its customers' retail stores.

Segment earnings, net of intersegment items, for the three months ended November 30, 2001, decreased from $82.0 million in the prior year to $71.5 million in the current year. For the nine months, segment earnings decreased from $165.3 million in the prior year to $143.5 million in the current period. The decrease from prior year in the nine-month period reflects the lower net sales as noted above, with $26.5 million of the decrease in the United States.

AmericanGreetings.com Segment
Net sales increased $6.2 million for the three months and $10.0 million for the nine months ended November 30, 2001 compared to the prior year, as higher advertising and co-branded site revenues more than offset lower subscription revenue. The higher advertising revenues reflect the sites' increased traffic.

The segment loss was lower than the prior year by $12.6 million and $28.1 million for the three and nine months, respectively. This reduction in the loss reflects the higher revenues as well as lower expenses due to a change in the contractual relationship with an Internet partner.

In March 2001, AmericanGreetings.com acquired Egreetings Network, Inc., a company that operates an online card and entertainment Internet site, www.egreetings.com. This acquisition was previously disclosed in the Corporation's Form 8-K filed on April 3, 2001 and Form 8-K/A filed on June 1, 2001.

In September 2001, AmericanGreetings.com acquired the BlueMountain.com division of At Home Corporation. The BlueMountain.com division operates an online card and entertainment Internet site, www.bluemountain.com. This acquisition was previously disclosed in the Corporation's Form 8-K filed on September 27, 2001 and Form 8-K/A filed on November 21, 2001.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Corporation's business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Statement of Financial Position for November 30, 2000 has been included.

Operating activities used $191.5 million of cash in the nine months ended November 30, 2001, compared to using $214.2 million in the same period in the prior year. The decrease in earnings, excluding non-cash charges, for the period compared to the prior year adversely impacted cash flow significantly.

Accounts receivable, net of the effect of acquisitions, increased $153.1 million from February 28, 2001, compared to an increase of $208.7 million during the same period in the prior year. This lower increase reflects the impact of the lower sales level during the current period compared to the prior year, including the effect of the reduction in sales related to the conversion to scan-based trading for two of the Corporation's customers. As a percentage of the prior twelve months' net sales, net accounts receivable were 22.8% at November 30, 2001 compared to 24.8% at November 30, 2000.

Inventories, net of the effect of acquisitions, decreased $20.6 million from February 28, 2001, compared to an increase of $25.4 million for the same period in the prior year. The decrease from February 28, 2001 includes the write-down of $54.1 million recorded during the nine months ended November 30, 2001. Partially offsetting that decrease from February 28, 2001 were increases in inventories due to the conversion to scan-based trading for two of the Corporation's major customers, as well as some build-up to complete the brand rationalization and product line size reduction.

Cash payments exceeded amortization of deferred costs cash payments by $46.6 million for the nine months ended November 30, 2001, compared to $1.3 million for the same period in the prior year. The current year includes a significant expansion of an agreement with a major customer.

Accounts payable and other liabilities decreased $67.3 million during the nine months ended November 30, 2001, compared to a decrease of $61.9 million during the same period in the prior year. The increase in the movement reflects an adjustment among the current and deferred income tax amounts.

Included in income taxes payable at November 30, 2001 is $143.6 million for potential tax exposure for the fiscal years ended 1992 through 1999 relating to the Corporation's corporate-owned life insurance (COLI) program. This amount represents the effect of assessments by the Internal Revenue Service for the disallowance of certain deductions related to this insurance program. The Corporation believes that it has fully complied with the tax law as it related to its COLI program and plans to vigorously contest the assessments or any subsequent assessments.

Investing activities resulted in a use of $61.5 million of cash during the nine months, compared to a use of $185.5 million in the same period in the prior year. The prior year amount included $137.6 million used in the acquisition of Gibson Greetings, Inc., $31.0 million for the acquisition of CPS, and $11.4 million for the acquisition of M&D Balloons, as well as the proceeds from the sale of a building.

Financing activities provided $246.6 million for the nine months compared to providing $417.6 million during the same period in the prior year. The current period includes the proceeds from the long-term debt agreements entered into during the second quarter. The prior year included a larger increase in the level of short-term debt borrowings during the period.

Total debt less cash at November 30, 2001 was $984.9 million, compared to $992.1 million at November 30, 2000. Debt as a percentage of debt plus equity increased to 53.0% at November

30, 2001 from 47.7% at November 30, 2000. Based on actual shares outstanding, shareholders' equity decreased from $18.50 per share at November 30, 2000 to $14.36 per share at November 30, 2001.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2001, the end of its preceding fiscal year, to November 30, 2001, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30, 2000, the end of the corresponding fiscal quarter last year, to November 30, 2001, except the changes discussed above and aside from normal seasonal fluctuations.


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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
        -----------------

1. In re: Underground Storage Tank Release Report United States Environmental Protection Agency (US EPA) Facility ID# TN 1-300153 Tennessee Department of Environment & Conservation (TDEC) v. Plus Mark

This matter was previously disclosed in Form 10-K for the period ending February 29, 2000. In January 2000, Plus Mark Inc. ("Plus Mark"), a wholly-owned subsidiary of the Corporation, received a request from US EPA in connection with the excavation of eight underground storage tanks at Plus Mark's Afton, Tennessee facility to perform initial site characterization for both soil and groundwater. After Plus Mark submitted the initial test results, US EPA concluded that no further action was required regarding soil, but that further site characterization was required for groundwater. US EPA transferred the matter to TDEC for administration. No remedy has been determined, but costs are not expected to be material. In November 2001, Plus Mark voluntarily entered into a Remediation Order with TDEC. A Remediation Plan addressing groundwater contamination, including a plan for off-site work, is due in February 2002.

2. In re: Tennessee Dept. of Environment and Conservation (TDEC) v. Cleo Tennessee State Superfund Site - Carl Wright Site, Henry County, TN

This matter was previously disclosed in Form 10-K for the period ending February 29, 2000. In May 1998, TDEC informed Gibson Greetings Inc. ("Gibson") now a wholly-owned subsidiary of the Corporation, that Cleo, a former subsidiary of Gibson may be a potentially responsible party for the costs incurred by the State of Tennessee in remediating the Carl Wright Site. TDEC notified Gibson that storage drums recovered from the Site during clean up bore "Cleo Wrap" labels. Gibson had agreed to indemnify Cleo and its shareholder, CSS, against various environmental liabilities, in connection with the sale of Cleo to CSS. Gibson's share of the estimated clean up cost is not expected to be material. In November 2001, the Division of Superfund issued a second notice of assessment to "Cleo Wrap/Gibson Greetings" for $94,261.55, representing 8.3% of the clean-up costs assessed. Payment of the assessment is due January 25, 2002.

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

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

On September 27, 2001, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation had acquired the BlueMountain.com division of At Home Corporation. On November 21, 2001, the Corporation filed Form 8-K/A with the Securities and Exchange Commission. This filing amended the Form 8-K filed September 27, 2001 to include the historical and pro forma information required for the combined entity.

On December 21, 2001, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that on December 18, 2001, the Corporation had issued a press release announcing financial results for the fiscal quarter ended November 20, 2001. This filing also reported that on December 18, 2001, the Corporation announced suspension of its dividend.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMERICAN GREETINGS CORPORATION

                              By:        /s/ Joseph B. Cipollone
                                         ---------------------------------------
                                         Joseph B. Cipollone
                                         Vice President, Corporate Controller
                                         Chief Accounting Officer


January 14, 2002