Form 10-K
period 2002-02-28
AMERICAN GREETINGS CORP
filed 2002-05-29
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2002	Commission File Number 1-13859

AMERICAN GREETINGS CORPORATION

(Exact name of registrant as specified in Charter)

OHIO	34-0065325

(State of incorporation)	(I.R.S. Employer Identification No.)

One American Road , Cleveland, Ohio	44144

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (216) 252-7300

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

YES    X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 29, 2002 — $1,127,168,037

Number of shares outstanding as of April 29, 2002:

CLASS A COMMON — 60,545,631
CLASS B COMMON — 4,605,230

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement filed with the Securities and Exchange Commission on May 20, 2002 with respect to the 2002 Annual Meeting of Shareholders called for June 28, 2002, are incorporated by reference into Part III.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EX-4(ii)
EX-4(v)
EX-10(ii)(a)(i)
EX-10(ii)(a)(ii)
EX-10(ii)(a)(iii)
EX-10(ii)(a)(ix)
EX-10(ii)(a)(xiv)
EX-10(xvi)
EX-10(xvii)
EX-21
EX-23

PART I

Item 1. Business

     American Greetings Corporation (“the Corporation”) and its subsidiaries operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, paper party goods, candles, balloons, stationery and giftware are manufactured and /or sold in the United States by American Greetings Corporation, Gibson Greetings, Inc., Plus Mark, Inc., Carlton Cards Retail, Inc. and CPS Corporation of Delaware Inc.; in Canada by Carlton Cards Limited; in the United Kingdom by Carlton Cards Limited, Camden Graphics Group, Hanson White Ltd., Gibson Greetings International Limited, The Ink Group Publishers Ltd. (U.K.) and Carlton Cards Ltd. (Ireland); in Mexico by Carlton Mexico, S.A. de C.V. ; in Australia by John Sands (Australia) Ltd. and The Ink Group PTY Ltd.; in New Zealand by John Sands (N.Z.) Ltd. and The Ink Group NZ Ltd.; in South Africa by S.A. Greetings Corporation (PTY) Ltd.; and in Singapore, Hong Kong, China, and Malaysia by Memory Lane SDN BHD (85% owned). AmericanGreetings.com, Inc. (92% owned), markets e-mail greetings, personalized printable greeting cards and other social expression products through the Corporation’s websites www.americangreetings.com, www.bluemountain.com, www.egreetings.com, www.beatgreets.com and www.passitaround.com; co-branded websites and on-line services. AmericanGreetings.com also provides design and verse content which is included in various CD-Rom software products for use on personal computers. Magnivision, Inc. produces and sells non-prescription reading glasses and eyeware accessories, and Learning Horizons distributes supplemental educational products. Design licensing and character licensing are done by AGC, Inc. and Those Characters From Cleveland, Inc., respectively. AG Industries, Inc. manufactures custom display fixtures for the Corporation’s products and products of others. (Although other subsidiaries of American Greetings Corporation exist, they are either inactive, of minor importance or of a holding company nature.)

     The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2002 refers to the year ended February 28, 2002.

     Many of the Corporation’s products are manufactured at common production facilities and marketed by a common sales force. Marketing and manufacturing functions in the United States and Canada are combined; dual priced cards are produced in the United States and distributed in both countries. Information concerning sales by major product classifications is included in Part II, Item 7. Additionally, information by geographic area is included in Note N to the Consolidated Financial Statements included in Part II, Item 8.

     The Corporation’s products are primarily sold in about 125,000 retail outlets worldwide. In addition, the Corporation licenses its designs to various foreign licensees, so that in total, the Corporation’s products and designs are available in more than 70 nations around the world. The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 2,000 companies in this industry in the United States. The Corporation’s principal competitor is Hallmark Cards, Incorporated. On March 9, 2000, the Corporation completed its acquisition of Gibson Greetings, Inc. (“Gibson”). Gibson had been the Corporation’s other principal competitor. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second largest company in the industry and the largest publicly owned company in the industry.

     Excluding the effects of the adoption of the scan-based trading business model and the implementation of the reorganization during 2002 (see Part II, Item 7), unit sales of everyday greeting cards declined 2.9% in 2002 from 2001. Approximately half of the decline was the result of the Corporation completing its activities to reduce inventories at certain retailers while the remainder reflects the continuation of a flat to gradually-declining market in everyday greeting card consumption. In 2001, excluding the impact of the Gibson acquisition, unit sales of everyday cards were down approximately 2%. Net seasonal card unit sales were up 8.7% to prior year worldwide for the Corporation. In 2001, after excluding the impact of the Gibson acquisition, net sales of seasonal greeting cards were down 3.5%.

     Production of the Corporation’s products is generally on a level basis throughout the year. Everyday inventories remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. The Corporation’s two largest customers were converted to a scan-based trading model, and payments for both everyday and seasonal sales to those customers are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. The Corporation and many of its competitors sell seasonal greeting cards with the right of return.

     During the fiscal year, the Corporation experienced no difficulty in obtaining raw materials from suppliers.

At February 28, 2002, the Corporation employed approximately 10,600 full-time employees and approximately 27,000 part-time employees in the United States which, when jointly considered, equate to approximately 24,100 full-time employees. Approximately 2,800 of the Corporation’s hourly plant employees are unionized, of which approximately 2,000 are covered by the following collective bargaining agreements:

Union	Plant Location	Contract Expiration Date

International Brotherhood	Bardstown, Kentucky	4/15/03
of Teamsters	Corbin, Kentucky *	12/01/02

	Shelbyville, Kentucky **	10/31/01

	Kalamazoo, Michigan	4/30/05

	Cleveland, Ohio	3/31/05

Union of Needle Trades,	Greeneville, Tennessee	10/20/02

Industrial, & Textile Employees	(Plus Mark)

Firemen & Oilers	Berea, Kentucky	3/31/03

Laborers’ International	Henderson, Kentucky **	12/17/04

*    Scheduled to close in 2003.
** Closed February 28, 2002.

     Other locations with unions are the United Kingdom, Mexico, Australia, New Zealand, and South Africa. The Corporation’s headquarters and other manufacturing locations are not unionized. Labor relations at each location have generally been satisfactory.

     The Corporation has a number of patents and registered trademarks which are used in connection with its products. The Corporation’s designs and verses are protected by copyright. Although the licensing of copyrighted designs and trademarks produces additional revenue, in the opinion of the Corporation, the Corporation’s operations are not dependent upon any individual patent, trademark, copyright or intellectual property license. The collective value of the Corporation’s copyrights and trademarks is substantial and the Corporation follows an aggressive policy of protecting its patents, copyrights and trademarks.

     In 2002, the Corporation’s major channel of distribution continues to be mass retail (which is comprised of mass merchandisers, chain drug stores and supermarkets), where it is the social expression industry leader. Other major channels of distribution include card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items).

     Net sales to the Corporation’s five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 37%, 29% and 33% of net sales in 2002, 2001 and 2000, respectively. Net sales to Wal-Mart Stores, Inc. accounted for 12% of net sales in 2002 and 10% in both 2001 and 2000.

     The Corporation has agreements with various customers for the supply of greeting cards and related products. Contracts are separately negotiated to meet competitive situations; therefore, while some aspects of the agreements may be the same or similar, important contractual terms often vary from contract to contract. Under the agreements, customers typically receive allowances, discounts and/or advances in consideration for the Corporation being allowed to supply customers’ stores for a stated term and/or a specified minimum sales volume commitment. Some of these competitive agreements have been negotiated with customers covering a period following that covered by current agreements and requiring the Corporation to make advances prior to the start of such future period. The Corporation views the use of such agreements as advantageous in developing and maintaining business with retail customers. Although risk is inherent in the granting of advances, payments and credits, the Corporation subjects such customers to its normal credit review. Losses attributable to these agreements have historically not been material. Advances, payments and credits made under these agreements are accounted for as deferred costs. The current and long-term portions of such deferred costs, including future payment commitments, are disclosed in Note H to the Consolidated Financial Statements included in Part II, Item 8. Note H also discusses the amortization policy. The Corporation believes that these agreements represent a common practice within the industry. Since Hallmark Cards, the Corporation’s principal competitor, is a non-public company, public disclosure of its practices has been limited.

     The operations of the Corporation, like those of other companies in our industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities and costs. The Corporation has implemented various programs designed to protect the environment and comply with applicable environmental laws and regulations. The costs associated with these compliance and remediation efforts have not and are not expected to have a material adverse effect on the financial condition, cash flows, or operating results of the Corporation.

Item 2. Properties

     As of February 28, 2002, the Corporation owns or leases approximately 15.7 million square feet of plant, warehouse, store and office space, of which approximately 4.0 million square feet are leased. Space needs in the United States have been met primarily through long-term leases of properties constructed and financed by community development corporations and municipalities.

     The following table summarizes the principal plants and materially important physical properties of the Corporation:

*    – Indicates calendar year.
** – Indicates facility has been closed as part of restructure activity.

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material	Principal
Location	Owned	Leased	Leases *	Activity

Cleveland,	1,700,000			World headquarters; general offices of U.S. Greeting Card Division,

Ohio				Plus Mark, Inc., AG Industries, Inc., Carlton Cards Retail, Inc.,

				Learning Horizons, Inc., AmericanGreetings.com, Inc. and AGC, Inc.;

				creation and design of greeting cards, gift wrap, paper party goods,

				candles, balloons, stationery and giftware; marketing of electronic greetings

Bardstown,	413,500			Cutting, folding, finishing, and packaging of greeting cards

Kentucky

Corbin,	1,010,000			Lithography for greeting cards

Kentucky

Danville,		1,374,000	2002	Distribution of everyday greeting cards and related products

Kentucky

Harrisburg,	417,000			Warehousing for seasonal greeting cards and related products

Arkansas

Lafayette,	194,000			Manufacture of envelopes for greeting cards and packaging of cards

Tennessee

McCrory,		771,000	2004	Order filling and shipping of everyday and seasonal products

Arkansas

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material	Principal
Location	Owned	Leased	Leases *	Activity

Osceola,	2,800,800			Cutting, folding, finishing and

Arkansas				packaging of seasonal greeting

				cards and warehousing;

				distribution of seasonal products

Ripley,	165,000			Seasonal card printing and

Tennessee				forms

Philadelphia,		120,000	2003	Hand finishing of greeting cards
Mississippi

Kalamazoo,	602,500			Manufacturing and distribution

Michigan				of party supplies

Shelbyville,		250,000	2002	Warehousing for Carlton Cards

Kentucky				Retail, Inc. and distribution for

				Learning Horizons, Inc. **

Forest City,	498,000	558,000		Manufacture of the Corporation's display

North Carolina				fixtures and other custom display fixtures

				by AG Industries, Inc.

Greeneville,	1,410,000	227,000	2004	Printing and packaging of seasonal greeting

Tennessee				cards and wrapping items and order filling

(2 locations)				and shipping for Plus Mark, Inc.

Franklin,	1,000,000			Manufacture of gift wrap and related

Tennessee				items for Plus Mark, Inc.

Henderson,	500,000			Manufacture of gift wrap and related

Kentucky				items for Plus Mark, Inc.**

Miramar,		200,000	2010	General offices of Magnivision,

Florida				Inc.; manufacture, order filling

				and shipping of non-prescription

				reading glasses

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material	Principal
Location	Owned	Leased	Leases *	Activity

Toronto,		87,000	2004	General offices of Carlton
Ontario,				Cards (Canada) Limited
Canada

Clayton,	208,000			General offices of John Sands

Victoria,				(Australia) Ltd.; manufacture of
Australia				greeting cards and related products

Auckland,	80,000			General offices of John

New Zealand				Sands (New Zealand) Ltd.

Dewsbury,	417,000			General offices of

England				Carlton Cards (UK) Limited;

(2 locations)				manufacture of greeting

				cards and related products

Mexico City,	89,000			General offices of Carlton

Mexico				Mexico, S.A. de C.V. and

				distribution of greeting

				cards and related products

Roodepoort,		105,500	2002	General offices of

South Africa				S.A. Greetings Corporation;

				manufacture and distribution

				of greeting cards and related products

Croydon,	42,000	201,000	2002	General offices of Hanson

England			thru	White; manufacturer and

(8 locations)			2011	distributor of greeting cards

				and related products

Stafford Park,	50,000	29,000	2004	General office and warehouse

England				for Gibson Greetings

(2 locations)				International

Ezakheni,	134,000			Manufacture and distribution

Phoenix, and				of greeting cards and

Aeroton				related products

South Africa

Kajang		7,000	2002	General office of Memory

Selangor				Lane Malaysia

Malaysia

Item 3. Legal Proceedings

1. In re: Underground Storage Tank Release Report
                   US EPA Facility ID# TN 1-300153
                   Tennessee Department of Environment & Conservation
                   (“TDEC”) v. Plus Mark

This matter was previously disclosed in Form 10-K for the period ended February 29, 2000. In January 2000, Plus Mark, Inc. (“Plus Mark”), a wholly owned subsidiary of the Corporation, received a request from the United States Environmental Protection Agency (“US EPA”) in connection with the excavation of eight underground storage tanks at Plus Mark’s Afton, TN facility to perform initial site characterization for both soil and groundwater. After Plus Mark submitted the initial test results, the US EPA concluded that no further action was required regarding soil, but that further site characterization was required for groundwater. The US EPA transferred the matter to TDEC for administration. No remedy has been determined, but costs are not expected to be material. In November 2001, Plus Mark voluntarily entered into a Remediation Order with TDEC. A Remediation Plan addressing groundwater contamination, including a plan for off-site work, is currently pending TDEC approval.

2. In re: Tennessee Dept. of Environment and Conservation (TDEC) v. Cleo
                   Tennessee State Superfund Site — Carl Wright Site, Henry County, TN

This matter was previously disclosed in Form 10-K for the period ended February 29, 2000. In May 1998, TDEC informed Gibson Greetings, Inc. (“Gibson”), now a wholly owned subsidiary of the Corporation, that Cleo, a former subsidiary of Gibson, may be a potentially responsible party for the costs incurred by the State of Tennessee in remediating the Carl Wright Site. TDEC notified Gibson that storage drums recovered from the Site during clean up bore “Cleo Wrap” labels. Gibson had agreed to indemnify Cleo and its shareholder, CSS, against various environmental liabilities, in connection with the sale of Cleo to CSS. Gibson’s share of the estimated clean up cost is not expected to be material. In November 2001, the Division of Superfund issued a second notice of assessment to “Cleo Wrap/Gibson Greetings” for $94,261.55, representing 8.3% of the clean-up costs assessed. The assessment was paid in January 2002. TDEC will be issuing a 10% refund for timely payment, and an order of contribution protection.

3. In re: Chemical Recovery Systems Site, Elyria, Ohio

This matter was previously disclosed in Form 10-K for the period ended February 28, 2001. In March 2001, the US EPA sent to the Corporation a General Notice of Potential Liability and Request for Information under CERCLA. The Notice stated the US EPA’s intent to conduct a remedial investigation/feasibility study at the Chemical Recovery Systems Site in Elyria, Ohio. The Corporation undertook a review of its records. The alleged shipments to this Site occurred in 1978. The Corporation is part of the de minimus contributor group, and its share of estimated clean-up costs is not expected to be material.

Item 4. Submission of Matters to Vote of Security Holders

              None

Executive Officers of the Registrant

     The following is a list of the Corporation’s executive officers, their ages as of April 30, 2002, their positions and offices, and number of years in executive office:

		Years as
Name	Age	Executive Officer	Current Position and Office

Morry Weiss	62	30	Chairman and

			Chief Executive Officer

James C. Spira	59	2	President and

			Chief Operating Officer

Jeffrey M. Weiss	38	4	Executive Vice President

Zev Weiss	35	1	Executive Vice President

David R. Beittel	54	1	Senior Vice President

John S.N. Charlton	51	2	Senior Vice President

Mary Ann Corrigan-Davis	48	5	Senior Vice President

Jon Groetzinger, Jr.	53	14	Senior Vice President,

			General Counsel and

			Secretary

Pamela L. Linton	52	1	Senior Vice President

William R. Mason	57	20	Senior Vice President

William S. Meyer	55	14	Senior Vice President,

			Chief Financial Officer

Patricia A. Papesh	54	7	Senior Vice President

Patricia L. Ripple	46	6	Senior Vice President

Erwin Weiss	53	12	Senior Vice President

George A. Wenz	57	4	Senior Vice President

Dale A. Cable	54	10	Vice President, Treasurer
Joseph B. Cipollone	43	1	Vice President,

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

     Jeffrey M. Weiss was Vice President, Materials Management of the Corporation’s U.S. Greeting Card Division from October 1996 until May 1997; Vice President, Product Management of the Corporation’s U.S. Greeting Card Division from May 1997 until January 1998; and Senior Vice President from January 1998 until becoming Executive Vice President in March 2000.

     Zev Weiss was Regional Sales Director for the Corporation’s Carlton Cards Retail, Inc., unit from July 1994 to May 1995; Regional Sales Manager for the Corporation’s U.S. Greeting Card Division from May 1995 to May 1997; Executive Director of National Accounts for the Corporation’s U.S. Greeting Card Division from May 1997 until March 2000; Vice President, Strategic Business Units from March 2000 until March 2001; and Senior Vice President from March 2001 until becoming Executive Vice President in December 2001.

     David R. Beittel was Vice President, Creative Visual Design of the Corporation’s Carlton Cards Retail, Inc. unit from August 1993 until April 1995; Executive Director, Product Management of the Corporation from April 1995 until January 1997; and Vice President, Creative of the Corporation from January 1997 until becoming Senior Vice President in April 2001.

     John S.N. Charlton was Managing Director of the Consumer Products Division of Pentland Group plc in the United Kingdom from 1988 until 1998; and Managing Director of UK Greetings Ltd. (a wholly-owned subsidiary of the Corporation which owns all of the Corporation’s operating subsidiaries in the United Kingdom) from 1998 until becoming Senior Vice President, International of the Corporation in October 2000.

     Joseph B. Cipollone was Director, Corporate Financial Planning of the Corporation from July 1994 until December 1997; and Executive Director, International Finance of the Corporation from December 1997 until becoming Vice President and Corporate Controller in April 2001.

     Pamela L. Linton was Senior Vice President, Global Human Resources of Amway Corporation from 1997 until 2000. She became Senior Vice President, Human Resources of the Corporation in June 2001.

     George A. Wenz was Vice President, National Accounts from October 1984 until becoming Senior Vice President in June 1997.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

The Corporation’s Class A common stock is listed on the New York Stock Exchange under the symbol AM. The high and low stock prices, as reported in the New York Stock Exchange listing, for the years ended February 28, 2002 and 2001:

	2002		2001

	High	Low	High	Low

1st Quarter	$14.50	$9.75	$19-9/16	$15-5/16

2nd Quarter	14.43	9.95	24-1/16	16-7/8

3rd Quarter	15.36	11.49	20.13	8.94

4th Quarter	16.00	11.98	13.91	8.19

National City Bank, Cleveland, Ohio, is the Corporation’s registrar and transfer agent. There is no public market for the Class B Common Shares of the Corporation. Pursuant to the Corporation’s Amended Articles of Incorporation, a holder of Class B Common Shares may not transfer such Class B Common Shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A Common Shares. If the Corporation does not purchase such Class B Common Shares, the holder must convert such shares, on a share for share basis, into Class A Common Shares prior to any transfer.

(b) Shareholders

At February 28, 2002, there were approximately 27,000 holders of Class A Common Shares and 184 holders of Class B Common Shares of record and individual participants in security position listings.

(c) Cash Dividends

Dividends
per share
declared in		2002	2001

2nd Quarter	(paid September 10, 2001 and September 8, 2000)	$0.10	$0.21

3rd Quarter	(paid December 7, 2001 and December 8, 2000)	0.10	0.21

3rd Quarter	(paid March 9, 2001)	—	0.10

4th Quarter	(paid June 8, 2001)	—	0.10

		$0.20	$0.62

Item 6. Selected Financial Data

Years ended February 28 or 29
Thousands of dollars except share and per share amounts

Summary of Operations	2002	2001	2000	1999	1998

Net sales	$2,355,740	$2,518,814	$2,175,236	$2,205,706	$2,198,765

Gross profit	1,363,495	1,519,543	1,365,889	1,448,626	1,408,077

Restructure and non-recurring charge (gain)	56,715	—	38,873	13,925	(22,125)

Interest expense	78,599	55,387	34,255	29,326	22,992

Income (loss) before cumulative effect of accounting change	(122,310)	(92,673)	89,999	180,222	190,084

Cumulative effect of accounting change, net of tax	—	(21,141)	—	—	—

Net (loss) income	(122,310)	(113,814)	89,999	180,222	190,084

Earnings (loss) per share:

Before cumulative effect of accounting change	(1.92)	(1.46)	1.37	2.56	2.58

Cumulative effect of accounting change, net of tax	—	(0.33)	—	—	—

Earnings (loss) per share	(1.92)	(1.79)	1.37	2.56	2.58

Earnings (loss) per share — assuming dilution	(1.92)	(1.79)	1.37	2.53	2.55

Cash dividends per share**	0.20	0.62	0.80	0.94	0.71

Fiscal year end market price per share	13.77	13.06	17.25	23.69	45.63

Average number of shares outstanding	63,615,193	63,646,405	65,591,798	70,345,980	73,708,100

Financial Position
Accounts receivable — net	$288,986	$387,534	$430,825	$390,740	$373,594

Inventories	290,804	365,221	249,433	251,289	271,205

Working capital	350,142	94,455	518,196	728,144	506,029

Total assets	2,614,995	2,712,074	2,517,983	2,419,328	2,161,464

Property, plant and equipment additions	28,969	74,382	50,753	60,950	67,898

Long-term debt	853,113	380,124	442,102	463,246	148,800

Shareholders’ equity	902,419	1,047,190	1,252,411	1,346,611	1,345,217

Shareholders’ equity per share	14.15	16.49	19.41	19.49	18.90

Net return on average shareholders’ equity before cumulative effect of accounting change	(12.5)%	(8.1)%	6.9%	13.4%	14.0%

Return on net sales before income taxes and cumulative effect of accounting change	(8.3)%	3.9%	6.5%	12.8%	13.3%

** See quarterly results of operations for detailed table.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Fiscal 2002 represented a year of change for the Corporation. Bold initiatives were introduced to address internal business requirements, as well as to respond to continued market pressures.

The Corporation successfully executed a reorganization plan aimed at reducing operating costs, rationalizing its brands, reducing Stock Keeping Units (“SKUs”) in many of its product lines, streamlining its internal reporting relationships along customer-focused process lines, and completing the integration activities for acquisitions made in the prior year. This comprehensive plan impacted virtually all parts of the organization.

At the same time, the Corporation addressed two key market issues. First, it converted its two largest retail accounts to a scan-based trading business model. The high cost of conversion on the part of both the supplier and the retailer demonstrates the commitment to a true partnering relationship. Secondly, the Corporation took major steps to reset its product mix to offer a broader range of lower priced cards. The Corporation’s renewed focus on value was a strategic decision that addressed an industry-wide concern about greeting card prices.

Both net sales and earnings were lower than prior year due to a combination of market-driven declines and “Special Charges” resulting from the Corporation’s decision to implement this reorganization program and the adoption of its new scan-based trading business model. An analysis of the financial results illustrates that the majority of the change in both net sales and pre-tax income (loss) from prior year is the direct result of these initiatives:

	($ millions)
	Net Sales	Pre-Tax Income (Loss)

Reported results for the year ended February 28, 2002	$2,355.7	($196.3)

Impact of implementation of scan-based trading model	64.9	88.6

Impact of reorganization initiatives	17.4	208.1

Impact of contractual changes at Internet subsidiary	—	17.7

Results of operations excluding Special Charges	$2,438.0	$118.1

For the year ended February 28, 2001, excluding Egreetings write-down	$2,518.8	$131.2

In September, AmericanGreetings.com, the Corporation’s Internet subsidiary, acquired BlueMountain.com. Shortly thereafter, the Corporation introduced an enhanced subscription based service for its electronic greetings, and has been pleased with the early success of this enhanced model.

Results of Operations
 Revenue
Net sales for the period ended February 28, 2002 were $2.4 billion, a decrease of 6.5% from the prior year. The effect of special charges taken during the year resulted in the majority of this reduction. Excluding the impact of credits issued for the conversion to scan-based trading and the brand rationalization initiatives, consolidated net sales in the base business were down $80.8 million, or 3.2% from prior year. In 2001, net sales increased 15.8%, driven primarily by the acquisitions of Gibson Greetings, Inc. (“Gibson”) and CPS Corporation (“CPS”). After excluding these acquisitions, net sales in 2001 were down 1% compared to 2000.

The market for everyday products remained somewhat soft for the Corporation, particularly in the United States and Australia. Excluding the effect of special charges, unit sales of everyday greeting cards declined 2.9% from 2001. Approximately half of the decline was the result of the Corporation completing its activities to reduce inventories at certain retailers while the remainder reflects the continuation of a flat to gradually-declining market in everyday greeting card consumption. In 2001, excluding the impact of the Gibson acquisition, unit sales of everyday cards were down approximately 2%. In 2002, the Corporation experienced a 2.8% decline in its average realized selling prices for these everyday cards primarily resulting from the broader distribution of value priced cards in its overall product mix. The Corporation views the introduction of entry price points as an important piece of its longer term strategy.

Seasonal card sales, net of provisions for returns, improved 4.1% from prior year in 2002. The current year performance represents an important reversal of slightly declining trends seen throughout the industry over the past several years and indicates some success in the Corporation’s initiatives to reduce seasonal return rates. After special charges, the Corporation’s greeting card divisions in the United States, Canada, and United Kingdom all experienced improved seasonal card performance. In the United States, where sales less returns increased by 4.4%, the average realized price was reduced by approximately 5.8%. Net seasonal card unit sales were up 8.7% to prior year worldwide for the Corporation. In 2001, after excluding the impact of the Gibson acquisition, net sales of seasonal greeting cards were down 3.5%.

Net sales of all other non-card products were up 0.8% from prior year. On a consolidated basis, increased sales of promotional wrappings were virtually offset by reductions of in-line wrapping products and net sales for the total category were flat with prior year. Most of the increase from prior year resulted from higher sales of calendars, custom display fixtures, ribbons, and tissue.

The contribution of each major product category as a percent of net sales for the past three years is:

	2002	2001	2000

Everyday Greeting Cards	40%	42%	45%

Seasonal Greeting Cards	20%	20%	20%

Gift Wrapping and Wrap Accessories	17%	16%	14%

All Other Products	23%	22%	21%

The All Other Products classification includes giftware, party goods, reading glasses, candles, balloons, calendars, custom display fixtures, educational products, and stickers.

Expenses and Profit Margins
 Although profit margins for the year declined from the prior year, a significant portion of that decrease was attributable to the special charges that occurred during the year. The margins associated with the ongoing base business were improved over the prior year, as the Corporation continued to realize the benefit of the integration of the acquired Gibson and CPS businesses into its operating units.

Material, labor and other production costs were 42.1% of net sales, up from 39.7% in 2001 and 37.2% in 2000. Material, labor and other production costs included the following:

•	A pre-tax charge of $49.1 million, net of LIFO valuation benefits, to reduce the value of inventory in the Corporation’s domestic operations to net realizable value associated with its brand rationalization and product line reduction.

•	A pre-tax reduction of $8.6 million related to the Corporation’s conversion to scan-based trading.

•	Other pre-tax charges of $19.6 million associated with the Corporation’s reorganization of its core business, including equipment moving expenses; fixture, displayer and signage costs; and production system enhancements.

Excluding those items, material, labor and other production costs were 38.2% of net sales in 2002, a decrease from 39.7% in 2001. Favorable production efficiencies and lower cabinet and display costs contributed to the improvement. The increase in 2001 compared to 2000 was due to a shift in sales to higher cost product due primarily to the CPS acquisition and to lower sales of relatively higher margin everyday greeting cards.

Selling, distribution and marketing expenses were 45.0% of net sales in 2002, up from 42.4% in both 2001 and 2000. Special charges included in selling, distribution and marketing expenses were as follows:

•	Pre-tax expenses of $18.1 million associated with the Corporation’s reorganization of its core business, primarily field execution costs related to the brand rationalization and product line reduction initiatives.

•	A pre-tax charge of $20.0 million to increase the Corporation’s reserves recognizing the shifting of risks and responsibilities from the traditional business model inherent in the change in the relationship with the customers converted to scan-based trading and increased risk in the current competitive market.

Excluding those items, selling, distribution and marketing expenses were 41.9% of net sales in 2002, down from 42.4% in 2001. Approximately half of the 50 basis point improvement is the result of lower marketing costs in the Corporation’s Internet unit. In the United States, the Corporation incurred additional field expenses associated with implementing a new agreement with a major retailer, but this was more than offset by lower advertising and sales administration expenses. The amortization of deferred costs relating to contracts with retailers was down 2.8% compared to 2001. In 2001 these costs dropped 4.1% from 2000. Deferred costs and the Corporation’s method of accounting for them are described in Note H to the Consolidated Financial Statements.

Administrative and general expenses were $313.7 million for the year, compared to $280.2 million in 2001 and $227.1 million in 2000. The 2002 amount includes special charges for the costs of the Corporation’s conversion to scan-based trading of $12.4 million and other charges for the Corporation’s reorganization efforts of $13.4 million. Excluding those items, administrative and general expenses increased 2.7% over prior year primarily resulting from increased costs for health care and executive compensation. During the year the Board of Directors approved a stock grant to the President and Chief Operating Officer, and the Corporation recognized the fair value of the grant of $2.6 million as compensation expense. The increase from 2000 to 2001 was related to the acquisitions of the Gibson and CPS businesses, which had higher expense levels prior to savings gained through their integration into the core business.

Interest expense was $78.6 million in 2002, compared to $55.4 million in 2001 and $34.3 million in 2000. The Corporation’s debt levels increased from the prior year to fund the Corporation’s reorganization and scan-based trading initiatives and other general purposes. Higher interest rates on the Corporation’s new credit facilities also contributed to the increase in interest expense. The increase from 2000 to 2001 was due to higher borrowing levels to fund the Corporation’s acquisition of Gibson and CPS, as well as the repurchase of the Corporation’s common stock.

Other expense — net was $51.8 million in 2002 compared to $16.8 million in 2001 and $3.7 million in 2000. The 2002 amount includes a $37 million special charge to reflect the pre-tax, non-cash impairment write-down of goodwill associated with the Corporation’s operations in Australasia as a result of restructuring the business and to address the general economic deterioration in the Pacific Rim. In the fourth quarter of 2002, the Corporation also decided to divest of one of its operating units in the region and recognized a special charge of $9.5 million to reflect its anticipated fair value. The 2001 amount included a $32.5 million non-cash charge for the write-down of the Corporation’s investment in Egreetings Network, Inc. (“Egreetings”) shares acquired as part of the Gibson transaction, as well as an $8.4 million gain on the sale of a building.

The effective tax rate for 2002 was 37.7%. The 2002 effective tax rate reflects the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. The Corporation’s foreign subsidiary results had negligible effect on the consolidated effective tax rate in 2002.

In 2001, the Corporation recorded a charge of $143.6 million for potential tax exposure for 1992 through 1999 relating to the Corporation’s corporate-owned life insurance programs (“COLI”). This exposure had been previously discussed in periodic filings with the Securities and Exchange Commission (“SEC”) and represents the effect of proposed adjustments by the Internal Revenue Service (“IRS”) for the disallowance of certain deductions related to these insurance programs. The Corporation will continue to vigorously contest the proposed adjustments or any subsequent adjustments and believes it can distinguish certain of its COLI plans from those addressed in previous tax protests. Additionally, the Corporation recorded the write-down of its investment in shares in Egreetings and established a valuation allowance equal to the full tax benefit of the write-down.

The 2000 effective tax rate was 36.0%. The rate for 2000 included a 2.1 percentage point benefit for utilization of a foreign net operating loss carryforward. See Note O to the consolidated financial statements for details of the differences between taxes at the Federal statutory rate and actual tax expense (benefit).

Cumulative Effect of Accounting Change
 In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which, among other guidance, clarified the Staff’s views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Corporation adopted a change in its method of accounting for certain shipments of seasonal product, which carry implied acceptance provisions. Under the new accounting method adopted retroactive to March 1, 2000, the Corporation now recognizes revenue on these seasonal shipments at the approximate date the merchandise is received by the customer, commonly referred to in the industry as the ship-to-arrive date (“STA”), and not upon shipment from the Corporation’s distribution facility. STA is a more preferable method of recording revenue due to the large volumes of seasonal product shipment activity and the lead time required to achieve customer-requested delivery dates. The cumulative effect of the change in 2001 resulted in a one-time non-cash reduction to the Corporation’s earnings of $21.1 million (net of tax of $12.6 million), or approximately $0.33 per share. Had this change been adopted effective March 1, 1999, net sales and earnings before the cumulative effect of this accounting change for 2000 would not have been materially impacted.

Special Charges
 In its filing of Form 10-K for the period ended February 28, 2001 and in its subsequent Form 10-Q filings, the Corporation has discussed the progress on the implementation of its restructuring and scan-based trading initiatives. Virtually all of those initiatives have been substantially completed and for the year the Corporation incurred total pre-tax special charges of $314.4 million.

The scan-based trading business model represents a significant change in the Corporation’s traditional business practices relative to its two largest customers. The new relationship redefines risks and responsibilities for both parties while at the same time strengthens the reliance upon each other for a true partnering relationship.

The core of the business model rests with the Corporation providing product to the customer on a consignment basis with both parties simultaneously recording sales at the time a product is electronically scanned through the retailer’s cash register. The need for enhanced controls on the part of both parties requires a high reliance on the compatibility and coordination of electronic data interchange.

The advance costs of converting to this new business model were substantial for both parties and indicate the commitment to a true partnering relationship. For the Corporation, the single largest financial impact was related to the reversal of previous sales transactions required to revert legal ownership of the inventory in the retail stores back to the Corporation. Following physical inventories conducted at each store location, the Corporation issued sales credits totaling $64.9 million to these two customers and all parties simultaneously modified their electronic inventory tracking systems accordingly. The Corporation incurred additional costs, net of inventory credits, of $23.7 million primarily for the initial inventory counting procedures, systems enhancements, outside consulting, recognition of shrink obligations, and other costs related to this fundamental change in the business relationship.

The Corporation also incurred additional pre-tax special charges of $225.8 million associated with its restructure program. The primary objectives of the restructure program were to complete the integration of recent acquisitions, rationalize the product branding strategy, significantly reduce product line sizes, consolidate manufacturing operations, and reduce costs through the elimination of non-value-added activities. The Corporation established a Project Management Office to charter, scope, and track the progress of various restructuring initiatives to assure achievement of the objectives. By February 28, 2002 all projects had been completed or were substantially complete and the Corporation does not expect to incur any additional special charges related to these projects going forward. The costs for these projects can be summarized as follows:

•	A pre-tax restructuring charge of $56.7 million. This pre-tax charge included $39.0 million for the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations. These costs relate directly to employee severance and benefit termination costs, lease termination costs, and certain other costs required to exit certain facilities. In addition, the restructuring charge includes $17.7 million related to the completion of contractual changes with an online partner of the Corporation’s Internet unit.

•	A reduction in net sales of $16.2 million for the elimination of the “Forget Me Not” brand and other product line size reductions.

•	A pre-tax charge of $49.1 million to reduce the value of inventory in the Corporation’s domestic and Canadian operations to net realizable value associated with the brand rationalization and product line size reduction, highlighted by the elimination of the Corporation’s “Forget Me Not” product brand.

•	A pre-tax charge of $46.5 million to reduce the carrying value of the net assets of two of the Corporation’s under-performing foreign operating units in the Pacific Rim.

•	A pre-tax charge of $57.3 million for other non-recurring costs related to the restructure efforts, primarily involving field execution, program administration, moving and training costs, fixed asset eliminations, and similar costs incurred at certain of the foreign subsidiaries.

In a related phase of its restructuring efforts, the Corporation realigned its borrowing capabilities and increased its potential debt capacity to approximately $1.3 billion. The new facilities are comprised of a balanced mix of senior notes, convertible notes, term loans, secured credit facilities, and revolving credit facilities, all with varying maturities and interest rates.

On June 22, 2001, the Corporation entered into agreements to sell $175 million of 7.00% convertible subordinated notes due in 2006 and $260 million of 11.75% senior subordinated notes due in 2008 to qualified institutional investors. The convertible notes outstanding could potentially result in the issuance of 12.6 million shares of the Corporation’s Class A Common Stock. The transactions, which closed on June 29, 2001, resulted in net proceeds to the Corporation of approximately $414.3 million, after deducting underwriting discounts and transactional expenses. The Corporation used the net proceeds from these offerings to repay indebtedness and to provide funds for other general corporate purposes. On August 28, 2001, the Corporation filed Form S-3 and Form S-4 with the Securities and Exchange Commission to register these debt offerings.

On August 9, 2001, the Corporation entered into a new $350 million senior secured credit facility. It consists of three tranches: a $105 million, 364-day revolving credit facility, a $120 million revolving credit facility maturing January 15, 2006, and a $125 million term loan maturing June 15, 2006. The Corporation has the option to request a one-year extension of the 364-day revolving facility. The credit facility contains various restrictive covenants which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth and earnings requirements. The credit facility provides for certain restrictions on the Corporation’s ability to incur additional indebtedness and to acquire other businesses and entities. As a final piece of the debt realignment, the Corporation also entered into a three-year, $250 million credit facility secured by certain trade accounts receivable.

Restructuring Activities 2002
 During 2002, the Corporation recorded a $56.7 million ($35.3 million net of tax, or earnings per share of $0.55) restructure charge as discussed above. This restructure charge included $29.0 million for employee termination benefits, $2.1 million for facility rationalization costs, $1.5 million for lease exit costs, $17.7 million for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6.4 million of other costs. In total, approximately 1,600 positions have been eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002.

The following table summarizes the provisions and remaining reserve associated with the restructure charge at February 28, 2002:

	(Thousands of dollars)
		Facility	Lease	Change in
	Termination	Rationalization	Exit	Contractual	Other
	Benefits	Costs	Costs	Relationship	Costs	Total

Provision	$29,053	$2,054	$1,500	$17,727	$6,381	$56,715
Non-cash charge				(17,727)		(17,727)
Cash expenditures	(11,076)	(1,829)			(6,300)	(19,205)

Balance February 28, 2002	$17,977	$225	$1,500	$—	$81	$19,783

Included in accrued liabilities at February 28, 2002 is $19.8 million representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006.

The Corporation also recorded the following special charges in 2002:

•	Charges associated with a product line size reduction and the elimination of the Corporation’s Forget Me Not greeting card brand. These charges included $49.1 million in material, labor and other production costs to write down inventory, net of a LIFO adjustment benefit, and a $16.2 million reduction in net sales for credits granted to customers for product on hand at their retail locations eliminated from the Corporation’s brands and product lines.

•	In conjunction with the integration of recently acquired operations, facility closures and the changes in the distribution infrastructure in Australasia, and to reflect the general economic downturn in the region, a pre-tax, non-cash impairment charge of $37.0 million to write down goodwill related to its operating units in those countries. This amount is included in other expense — net.

•	Other special pre-tax charges of $66.8 million associated with the Corporation’s restructure and reorganization efforts, including project coordination and administration expenses, consultant expenses, field labor costs, system enhancements and facility closure costs.

The total pre-tax impact of these special charges was $225.8 million ($140.7 million net of tax) or $2.21 per share.

Also during 2002, the Corporation implemented its scan-based trading business model with certain of its retailers. The impact of its implementation was a $64.9 million reduction in its net sales and a $8.6 million reduction in its material, labor and other production costs. In addition, the Corporation incurred implementation and other costs of $32.3 million, for a total pre-tax impact of $88.6 million ($55.2 million net of tax) or $0.87 per share.

In summary, the pre-tax special charges consist of the following:

	$ millions	Earnings Per Share

Severance	$29.0
Lease exit costs	1.5
Facility rationalization costs	2.1
Change in contractual relationship	17.7
Other costs	6.4

Total restructure charge	$56.7	$0.56
Brand elimination and product line reduction:
Inventory write-down — net	49.1
Other costs	16.2

Total	65.3	0.61
Scan-based trading initiative	88.6	0.87

Impairment loss	37.0	0.36
Other	66.8	0.68

Total special charges	$314.4	$3.08

Restructuring Activities 2000 — Fourth Quarter
During the three months ended February 29, 2000, the Corporation recorded a $6.1 million ($4.8 million net of tax, or earnings per share of $0.08) restructure charge related to various foreign operations. The primary component of this charge was for the rationalization of various warehouse, distribution and manufacturing facilities in the United Kingdom in order to increase operating efficiency and lower fixed expenses. Additional initiatives included, to a lesser extent, the integration of Mexican manufacturing in the United States and the realignment of various business functions in Australia.

This restructure charge included $5.2 million for employee termination benefits, $0.6 million for lease exit costs, $0.3 million for the write off of assets no longer in use and other restructure costs. In total, approximately 336 positions were eliminated, comprised of 304 hourly and 32 salaried employees. All activities were substantially completed at February 28, 2002.

Restructuring Activities 2000 — Second Quarter
In connection with the Corporation’s initiative to continue to streamline its North American operations and, to a lesser extent, its United Kingdom operations, the Corporation recorded a $40.4 million ($24.2 million net of tax, or earnings per share of $0.36) special charge during the three months ended August 31, 1999, relating primarily to the consolidation of Canadian manufacturing and distribution in the United States. Included in this special charge is a $32.7 million restructure charge primarily for exit costs associated with the closure of certain facilities in Canada and to a lesser extent, costs to exit certain minor United Kingdom businesses. The remaining $7.7 million of the special charge was recorded in material, labor and other production costs for the write-down of inventory in Canada to net realizable value.

The restructure charge of $32.7 million included $25.8 million of severance, pension and personnel-related benefits, $4.6 million of facility shut-down costs, $1.5 million of lease exit costs and $0.8 million related to other restructure costs. All initiatives associated with the Canadian restructuring have been substantially completed. The largest remaining restructuring activity relates to the Canadian Division’s pension plans. The Corporation has taken the necessary actions to settle the pension liabilities, and Canadian regulatory approval has been obtained. The Corporation is in the process of distributing the remaining pension plan assets to satisfy those obligations.

Net Income and Earnings Per Share
The net loss of $122.3 million or $1.92 per share for 2002 was significantly impacted by the restructuring and other special charges discussed above; the total net impact of these charges was to reduce pre-tax earnings by $314.4 million and earnings per share by $3.08 per share. Excluding these items, net income for 2002 was $73.6 million or $1.16 per share; the Corporation’s management considers these adjusted amounts to be representative of the results of the continuing and ongoing operations of the Corporation.

The net loss of $113.8 million or $1.79 per share for 2001 included non-cash charges of $143.6 million or $2.26 per share for disputed deductions with the IRS relating to the Corporation’s COLI programs and $32.5 million or $0.51 per share for the write-down of the Corporation’s 19.6% investment in shares of Egreetings. Also included was a charge of $21.1 million or $0.33 per share for the cumulative effect of accounting changes related to the recording of certain seasonal shipments. Excluding these charges, adjusted net income for 2001 was $83.5 million or $1.31 per share.

Segment Information
The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. AmericanGreetings.com is an Internet-based provider of greetings and other social communication content to consumers and Internet-based businesses.

Social Expression Products Segment
The effect of the conversion to scan-based trading for two major United States customers was to reverse sales and the related cost of sales of product that had previously been shipped to those customers. In addition, the elimination of the Corporation’s “Forget Me Not” brand and the product line reduction resulted in full credits being granted to customers for already-sold product that was eliminated from the Corporation’s ongoing product offerings. The credited product eliminated from the ongoing product offerings was replaced with other product, for which sales were recognized. The Corporation also undertook a number of other restructuring and reorganization initiatives during the year. For management evaluation of its operating segments, the effects of these initiatives were excluded from the internal reporting and evaluation of the performance of the operating segments. These items are reported consistently in Note N to the Consolidated Financial Statements.

Excluding the effects of the Corporation’s restructuring and other special charges, the net sales of the Social Expression Products Segment decreased 4.8% from 2001 to 2002, as unit sales of everyday greeting cards decreased significantly in the United States and Australia, and to a lesser extent in Canada. However, net sales of seasonal cards in this segment were up approximately 4% in 2002 from 2001. Net sales in 2001 had increased from 2000 by 14.2% primarily due to the acquisition of Gibson; excluding Gibson, net sales decreased 1.7% from 2000 to 2001. Total segment everyday greeting card unit sales decreased approximately 3% in 2002 from 2001, while seasonal greeting card unit sales increased approximately 9%. In 2001, total segment greeting card sales had increased approximately 14%; excluding Gibson, greeting card unit volume declined approximately 4%.

Segment earnings, net of intersegment items and excluding the restructure and other special initiatives discussed above, decreased 8.2% in 2002 from 2001, which was due to the lower sales of higher-margin everyday greeting cards in the United States. Earnings were improved, however, in other countries where the Social Expression Products Segment has operations, including Canada, the United Kingdom, Mexico and South Africa. The improvements in these countries was attributable to benefits relating to the various restructure and other cost-saving initiatives undertaken beginning in 2000. Segment earnings, net of intersegment items, decreased 7.3% in 2001 from 2000, which was due to lower everyday greeting card sales in the United States. Partially offsetting that decrease was improved performance in Canada due primarily to benefits relating to the integration of manufacturing in the United States.

AmericanGreetings.com, Inc. Segment
In March 2001, AmericanGreetings.com acquired Egreetings Network, Inc., a company that operates an online card and entertainment Internet site, www.egreetings.com. This acquisition was previously disclosed in the Corporation’s Form 8-K filed on April 3, 2001 and Form 8-K/A filed on June 1, 2001.

In September 2001, AmericanGreetings.com acquired the BlueMountain.com division of At Home Corporation. The BlueMountain.com division operates an online card and entertainment Internet site, www.bluemountain.com. This acquisition was previously disclosed in the Corporation’s Form 8-K filed on September 27, 2001 and Form 8-K/A filed on November 21, 2001.

AmericanGreetings.com made significant progress in 2002 in terms of both revenue growth and profitability. Net sales increased 63.0% in 2002 compared to 2001, as its advertising revenue nearly doubled from $17.4 million in 2001 to $30.5 million in 2002. With the Corporation’s acquisition and integration of Egreetings and BlueMountain.com and their respective Internet sites in 2002, AmericanGreetings.com has become the market leader in the online greeting card category and is consistently ranked among the top 15 Internet sites in terms of unique visitors as measured by the Neilsen//NetRatings. With the move away from providing free electronic greetings to a subscription-fee based business model beginning in December 2001, it is anticipated that AmericanGreetings.com’s revenue will be further enhanced.

In 2001, net sales improved 70% from 2000 due to increased advertising revenue resulting from new advertising sales initiatives and higher traffic. AmericanGreetings.com more than doubled its Internet site traffic in 2001 over 2000 as a result of moving to a new business model as a relationship service provider which included providing free electronic greetings.

The segment loss of $2.1 million in 2002 excludes a $17.7 million charge related to the completion of contractual changes with an online strategic partner. The reduction in the segment loss from $36.1 million in 2001 was due to the higher revenues as well as lower expenses due to the contractual changes noted above.

The segment loss for 2001 compared to 2000 reflected increased partner share costs associated with various Internet distribution agreements and the Corporation’s continued investment in technology and content for expanded Internet services and increased volume growth.

Liquidity and Capital Resources
Cash flow from operations provided $36.4 million in 2002, compared to $109.8 million in 2001 and $168.5 million in 2000. Significant improvements in accounts receivable, inventories and other current assets enabled the Corporation to generate positive cash flow from operations for the year despite its net loss.

Accounts receivable, net of the effect of acquisitions and divestitures, generated $94.9 million in cash in 2002, compared to the generation of $29.2 million in cash in 2001 and a use of $35.9 million in cash in 2000. Cash collections were strong during the year, aided in part by the conversion to scan-based trading for two major customers. Post conversion, these customers now remit payments on a weekly basis, thus avoiding seasonal peaks in their accounts receivable. Net accounts receivable at February 28, 2002 were 12.3% of the previous twelve months’ net sales, down from 15.4% at February 28, 2001 and 19.8% at February 29, 2000.

Inventories, net of the effects of acquisitions and divestitures, decreased $63.9 million in 2002, compared with an increase of $46.6 million in 2001 and a decrease of $11.7 million in 2000. The reduction in 2002 includes inventory write-downs of $49.1 million, net of LIFO adjustment benefits, recorded during the year, partially offset by a $17.0 million increase related to the Corporation’s conversion to scan-based trading. As a percentage of the previous twelve months’ material, labor and other production costs, inventories were 29.3% at February 28, 2002, down from 36.5% at February 28, 2001 and 30.8% at February 29, 2000.

Deferred costs — net represents payments under agreements with certain retailers net of the related amortization of those payments. In 2002, payments exceeded amortization by $124.8 million, which included the Corporation’s significant expansion of its agreements with three major customers. The 2002 amount compares with amortization exceeding net cash payments by $4.1 million in 2001 and net cash payments of $5.6 million in 2000. Payments are made under new, existing, amended and extended agreements, and a portion of the year-to-year fluctuation in these amounts are due to the timing of various payment and effective dates of the agreements. However, these deferred costs are amortized against operations over the estimated periods of the agreements, so that the effect on earnings is less volatile. Total commitments under the agreements are capitalized as deferred costs when the agreements are consummated, and any future payment commitments are recorded as liabilities at that time. Future payment commitments under existing agreements at February 28, 2002 were $192.4 million, with $111.6 million due during 2003. See Note H to the Consolidated Financial Statements for further discussion of deferred costs related to customer agreements. See “Critical Accounting Policies” below for further discussion related to the accounting treatment of customer agreements.

Accounts payable and other liabilities decreased $37.2 million in 2002 compared to an increase of $87.3 million in 2001 and a decrease of $0.7 million in 2000. The decrease in 2002 primarily reflects the decreases in income taxes payable and dividends payable, offset partially by liabilities established in connection with the 2002 restructure charge, primarily for employee severance payment obligations. The decrease in income taxes payable reflects the tax benefits of the loss incurred by the Corporation in 2002, and the decrease in dividends payable reflects the elimination of quarterly shareholder dividend payments. The increase in 2001 was due to the increase in income taxes payable that year for the recording of $143 million for the COLI tax exposure, partially offset by cash payments associated with the 2000 restructuring activities and with the integration costs of acquisitions.

The net amount of $22.5 million used for business acquisitions and divestitures in 2002 represents the cash price paid of $35.0 million for the BlueMountain.com acquisition, less $12.5 million received in the sale of a domestic business unit, M&D Balloons. The 2001 amount of $180.0 million includes the net cash payments of $139 million made that year for the completion of the acquisition of Gibson and $31 million paid for the acquisition of CPS. The 2000 amount of $65.9 million included a $30 million escrow payment made at the inception of the Gibson acquisition process and $35.5 million paid for the acquisition of Contempo Colours, Inc. (“Contempo”).

Capital expenditures were $29.0 million in 2002, down from $74.4 million in 2001 and $50.8 million in 2000. Capital expenditures during 2002 were controlled very stringently and limited to only critical operating necessities. In 2001, capital expenditures included $14 million of investments in facilities and manufacturing equipment in the United Kingdom in order to increase operating efficiency and enable facility rationalization. In addition, capital expenditures in 2001 included $7.3 million for the expansion of the acquired Contempo party goods manufacturing facility and $4.5 million related to the Gibson acquisition.

Investing activities other than acquisitions, divestitures and capital expenditures used $21.7 million compared to providing $56.4 million in 2001 and using $20.9 million in 2000. The cash used in 2002 reflects additional cash required for the Corporation’s COLI program. The cash provided in 2001 included $20.3 million cash proceeds from the sale of a building and the settlement of a $15 million supply agreement loan. The use of cash in 2000 was due to a supply agreement loan and lower cash distributions received from the Corporation’s COLI program.

Net cash provided from financing activities was $86.1 million in 2002. The net increase in long-term debt of $473.3 million and the reduction of short-term debt in 2002 reflects the Corporation’s realignment of its borrowing facilities, including $260 million of 11.75% senior subordinated notes, $175 million of 7.00% convertible subordinated notes, and the borrowings made under the $350 million senior secured credit facility. These notes and the credit facility are discussed in more detail above and in Note I to the Consolidated Financial Statements. In 2001, cash provided from financing activities was $78.8 million, primarily as a result of an increase in short-term borrowings to fund the Gibson and CPS acquisitions.

In 2002, the Corporation had negligible transactions affecting its outstanding shares, as there was limited stock option activity due to the lower market price of the Corporation’s publicly-traded Class A shares, and the Corporation did not make any significant purchases of treasury shares. During 2001, the Corporation purchased 1.0 million Class A shares at an average price of $20.56 per share or $21 million. Additionally in 2001, the Corporation purchased 1.2 million Class A shares in connection with the CPS acquisition at an average price of $20.36 per share or $24.4 million. In total in 2001, 2.2 million Class A shares were purchased at an average price of $20.46 or approximately $45 million. During 2000, a total of 4.6 million Class A shares were purchased at an average price of $28.25 per share or approximately $130 million.

A total of $26.6 million was paid as dividends to shareholders during 2002. This reduction from $52.7 million in 2001 and $51.2 million in 2000 represents the suspension of quarterly dividend payments after the $0.10 per share dividend declared in September 2001 and paid in December 2001.

The Corporation’s operating cash flow and existing credit facilities are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements which are financed through short-term borrowings. See above and Note I to the Consolidated Financial Statements for further discussion of the Corporation’s credit facilities.

Market Risk
During 2002, the Corporation entered into an exclusive supply agreement with a major customer. The agreement provided for certain advances and allowances to be earned over the length of the commitment. Subsequent to entering into the agreement, the customer filed for Chapter 11 protection as it reorganizes. The Corporation expects that the customer will emerge from Chapter 11 a smaller and stronger competitor in the mass retail market. As the customer goes through the normal process of affirming all its contracts, the Corporation fully expects its contract to be affirmed. However, in the unlikely event the Corporation’s contract with the customer is not affirmed, the Corporation will have a claim for the unearned portion of advances. The Corporation maintains adequate reserves for deferred contract costs and does not expect that a rejection of this contract would result in a material loss. The unlikely event of a rejection of the contract or the customer’s failure to emerge from bankruptcy could potentially result in a substantial reduction to the Corporation’s sales base and could negatively impact the Corporation’s ability to achieve forecasted sales and profit performance levels.

The Corporation’s market risk is further impacted from changes in interest rates and foreign currency exchange rates. The Corporation manages interest rate exposure through a mix of fixed and floating rate debt. A significant portion of the Corporation’s debt has fixed rates, limiting its exposure to fluctuations in interest rates. To date, risks associated with interest rate movements have not been significant and are not expected to be so in the near term.

Approximately 17% of the Corporation’s 2002 revenues were generated from operations outside the United States. Operations in Australasia, Canada, Malaysia, Mexico, South Africa and the United Kingdom are denominated in currencies other than United States dollars. Each of these operations conducts substantially all of its business in its local currency and is not subject to material operational risks associated with fluctuations in exchange rates. The Corporation’s net income was not materially impacted by the translation of the foreign operations’ functional currencies into United States dollars. Exposure to exchange rate fluctuations historically has not been significant; however, no assurance can be given that future results will not be adversely affected by significant changes in foreign currency exchange rates.

Critical Accounting Policies
The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States, which requires the Corporation to make estimates and assumptions (see Note A to the Consolidated Financial Statements).

The Corporation exercises considerable judgment in establishing estimates for certain critical accounting policies which could have a material impact in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts
The Corporation evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Corporation is aware of a customer’s inability to meet its financial obligations to it (e.g., bankruptcy filings), a specific reserve for bad debts against amounts due is recorded to reduce the receivable to the amount the Corporation reasonably expects will be collected. In addition, the Corporation recognizes reserves for bad debts based on estimates developed by using standard quantitative measures based on historical write-offs and current economic conditions. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although the Corporation considers these balances adequate and proper, changes in economic conditions in the retail markets in which the Corporation operates could have a material effect on the required reserve balances.

Deferred Costs
The Corporation has agreements with various customers for the supply of greeting cards and related products. The Corporation views the use of such agreements as advantageous in developing and maintaining business with its retail customers. Virtually all contracts are separately negotiated to meet competitive situations; therefore, while some aspects of the agreements may be the same or similar, important contractual terms often vary from contract to contract. Under the agreements, customers typically receive allowances, discounts and/or advances in consideration for the Corporation being allowed to supply customers’ stores for a stated term and/or specify a minimum sales volume commitment. Although risk is inherent in the granting of advances, payments and credits, the Corporation subjects such customers to its normal credit review. However, in circumstances where the Corporation is aware of a particular customer’s inability to meet its financial obligations to it (e.g., bankruptcy filings), the Corporation records a specific reserve to reduce the deferred costs to its estimated net realizable value. Losses attributable to these specific events have historically not been material. In addition, on contractual arrangements that are based upon a minimum volume commitment, the Corporation adjusts the amortization period to reflect its latest estimates for the attainment of the minimum volume requirements. The buying patterns of its customers can change over time due to store openings and closings, industry consolidation, and changes in consumer shopping trends. The Corporation regularly reviews contract performance and applies quantitative analysis to forecast future sales expectations on an individual customer basis.

Sales Returns
The Corporation provides for estimated returns of seasonal cards in the same period as the related revenues are recorded. These estimates are based on historical sales returns, the amount of current year seasonal sales and other known factors. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from the estimates if factors such as the historical data the Corporation uses to calculate these estimates does not properly reflect future returns or as a result of changes in economic conditions of the customer and/or its market. The Corporation regularly monitors its actual performance to estimated rates and the losses attributable to any changes have historically not been material.

New Accounting Pronouncements
In June 1998, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued. This Statement, which establishes new accounting and reporting standards for derivative financial instruments, along with its amendments SFAS No. 137 and SFAS No. 138, became effective for the Corporation March 1, 2001. The adoption of the Statements did not have a material effect on the Corporation’s consolidated financial statements.

In July 2001, SFAS No. 141, “Business Combinations”, was issued. This Statement, which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, eliminated the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The provisions of SFAS No. 141 were effective for transactions accounted for using the purchase method completed after June 30, 2001.

Also in July 2001, SFAS No. 142, “Goodwill and Intangible Assets”, was issued. This Statement, which supersedes APB Opinion No. 17, “Intangible Assets”, eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS No. 142 will be effective for the Corporation beginning in the first quarter of fiscal 2003. The Corporation is currently assessing the Statement and has not yet determined the impact of its adoption on its financial statements.

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued. This Statement, which supersedes SFAS No. 121, “Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Corporation is required to adopt this Statement for fiscal 2003. The Corporation is analyzing the effect of this Statement and does not expect it to have a material effect on the Corporation’s consolidated financial position, results of operations or cash flows.

In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer/Reseller”, which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, and EITF No. 00-14, “Accounting for Certain Sales Incentives”. EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a reduction of revenue. The Corporation is required to adopt EITF 01-09 no later than the first quarter of fiscal 2003. Although the Corporation does not expect the adoption to have any effect on its operations, it will have a material effect on certain reported classifications. Upon adoption, the Corporation will be required to reclassify certain prior period amounts to conform to these reporting requirements. The Corporation has not yet completed its analysis of the amounts which will be reclassified for prior periods.

Factors That May Affect Future Results
The Corporation believes that the restructuring and reorganization activities it completed in 2002 will strengthen its position in the social expression industry. However, other potential challenges in the economic environment in which it operates may have negative impacts on the Corporation and its operating results in the future. These challenges include the continuing decrease and/or further deterioration of the sales levels of greeting cards, both in price and volume, purchased by the ultimate consumer at the Corporations’ customers’ retail locations, which may be affected in the future.

The Corporation has maintained a strong customer base in a wide variety of channels of distribution through its investment in deferred costs related to its agreements with certain retailers and other competitive arrangements. The agreements have lessened the impact to the Corporation from loss of business due to the retailer consolidations in recent years. These agreements have been a strategic element of the Corporation’s growth and the financial condition of the retail customers is continually monitored and evaluated to reduce risk.

The statements contained in this document that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited to retail bankruptcies and consolidations, successful integration of acquisitions, a weak retail environment, consumer acceptance of products as priced and marketed, the impact of technology on core product sales and competitive terms of sale offered to customers. Risks pertaining specifically to the Corporation’s electronic marketing business include the viability of Internet advertising as a generator of revenue and the public’s continued acceptance of paid Internet greetings and other social expression products.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments - The Corporation does not hold or issue derivative financial instruments for trading purposes.

Interest Rate Exposure - Based on the Corporation’s overall interest rate exposure as of and during the year ended February 28, 2002, a hypothetical 10% movement in interest rates would not materially affect the Corporation’s results of operations.

Foreign Currency Exposure - The Corporation’s international operations expose it to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of income of international subsidiaries to U.S. dollars could affect comparability of results between years. The earnings of the Corporation were not materially affected by exchange rate fluctuations for the years ended February 28 or 29, 2002, 2001, or 2000. At February 28, 2002, a hypothetical 10% movement in foreign exchange rates would not have a material effect on the Corporation’s results of operations.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a discussion of the Corporation’s exposure to market risk.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENT OF OPERATIONS

Years ended February 28 or 29, 2002, 2001 and 2000

Thousands of dollars except share and per share amounts

	2002	2001	2000

Net sales	$2,355,740	$2,518,814	$2,175,236
Costs and expenses:
Material, labor and other production costs	992,245	999,271	809,347
Selling, distribution and marketing	1,059,092	1,068,543	921,392
Administrative and general	313,655	280,202	227,075
Restructure charges	56,715	—	38,873
Interest expense	78,599	55,387	34,255
Other expense — net	51,758	16,778	3,670

	2,552,064	2,420,181	2,034,612

(Loss) income before income taxes (benefit) and cumulative effect of accounting change	(196,324)	98,633	140,624
Income tax (benefit) expense	(74,014)	191,306	50,625

(Loss) income before cumulative effect of accounting change	(122,310)	(92,673)	89,999
Cumulative effect of accounting change, net of tax	—	(21,141)	—

Net (loss) income	$(122,310)	$(113,814)	$89,999

(Loss) earnings per share:
Before cumulative effect of accounting change	$(1.92)	$(1.46)	$1.37
Cumulative effect of accounting change, net of tax		(0.33)	—

(Loss) earnings per share	$(1.92)	$(1.79)	$1.37

(Loss) earnings per share — assuming dilution	$(1.92)	$(1.79)	$1.37

Average number of shares outstanding	63,615,193	63,646,405	65,591,798

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 2002 and 2001
Thousands of dollars

ASSETS	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$100,979	$51,691
Trade accounts receivable, less allowances of $137,121 and $184,799 respectively (principally for sales returns)	288,986	387,534
Inventories	290,804	365,221
Deferred and refundable income taxes	200,206	190,241
Prepaid expenses and other	185,207	211,049

Total current assets	1,066,182	1,205,736
GOODWILL — NET	199,195	229,802
OTHER ASSETS	933,133	799,348
PROPERTY, PLANT AND EQUIPMENT — NET	416,485	477,188

	$2,614,995	$2,712,074

LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

CURRENT LIABILITIES
Debt due within one year	$11,720	$378,904
Accounts payable	130,601	139,753
Accrued liabilities	188,356	164,310
Accrued compensation and benefits	109,004	89,936
Dividends payable	—	12,732
Income taxes	150,588	192,936
Other current liabilities	125,771	132,710

Total current liabilities	716,040	1,111,281
LONG-TERM DEBT	853,113	380,124
OTHER LIABILITIES	115,795	146,187
DEFERRED INCOME TAXES	27,628	27,292
SHAREHOLDERS’ EQUITY Common shares — par value $1:
Class A - 71,750,368 shares issued less 12,597,692 Treasury shares in 2002 and 71,739,574 shares issued less 12,879,781 Treasury shares in 2001	59,153	58,860
Class B - 6,066,092 shares issued less 1,457,615 Treasury shares in 2002 and 6,066,096 shares issued less 1,437,283 Treasury shares in 2001	4,608	4,629
Capital in excess of par value	286,158	286,054
Treasury stock	(438,824)	(447,127)
Accumulated other comprehensive loss	(69,614)	(58,179)
Retained earnings	1,060,938	1,202,953

Total shareholders’ equity	902,419	1,047,190

	$2,614,995	$2,712,074

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28 or 29, 2002, 2001 and 2000

Thousands of dollars

	2002	2001	2000

OPERATING ACTIVITIES:
Net (loss) income	$(122,310)	$(113,814)	$89,999
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	21,141	—
Write-down of equity investment	—	32,554	—
Impairment charge	37,000	—	—
Restructure charges	37,510	—	30,704
Depreciation and amortization	84,308	98,057	76,600
Deferred income taxes	(3,463)	61,227	54,248
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Decrease (increase) in trade accounts receivable	94,906	29,201	(35,883)
Decrease (increase) in inventories	63,942	(46,587)	11,655
Decrease (increase) in other current assets	7,569	(67,292)	(57,261)
(Increase) decrease in deferred costs — net	(124,798)	4,110	(5,640)
(Decrease) increase in accounts payable and other liabilities	(37,176)	87,256	(689)
Other — net	(1,137)	3,947	4,786

Cash Provided by Operating Activities	36,351	109,800	168,519
INVESTING ACTIVITIES:
Business acquisitions and divestitures	(22,500)	(179,993)	(65,947)
Property, plant and equipment additions	(28,969)	(74,382)	(50,753)
Proceeds from sale of fixed assets	4,020	22,294	1,490
Investment in corporate-owned life insurance	(8,927)	181	2,746
Other	(16,768)	33,944	(25,183)

Cash Used by Investing Activities	(73,144)	(197,956)	(137,647)
FINANCING ACTIVITIES:
Increase in long-term debt	554,398	—	1,076
Reduction of long-term debt	(81,122)	(80,431)	(16,397)
(Decrease) increase in short-term debt	(363,437)	257,541	81,097
Sale of stock under benefit plans	2,929	—	1,171
Purchase of treasury shares	(121)	(45,530)	(130,151)
Dividends to shareholders	(26,566)	(52,743)	(51,213)

Cash Provided (Used) by Financing Activities	86,081	78,837	(114,417)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	49,288	(9,319)	(83,545)
Cash and Cash Equivalents at Beginning of Year	51,691	61,010	144,555

Cash and Cash Equivalents at End of Year	$100,979	$51,691	$61,010

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years ended February 28 or 29, 2002, 2001 and 2000
Thousands of dollars except per share amounts

							Accumulated
	Common Shares		Capital in		Shares	Deferred	Other
			Excess of	Treasury	Held	Compensation	Comprehensive	Retained
	Class A	Class B	Par Value	Stock	In Trust	Plans	(Loss) Income	Earnings	Total

BALANCE FEBRUARY 28, 1999	$64,433	$4,660	$304,086	$(320,492)	$(20,480)	$20,480	$(23,565)	$1,317,489	$1,346,611
Net income								89,999	89,999
Other comprehensive loss:
Foreign currency translation adjustment							(1,744)		(1,744)
Unrealized loss on available-for-sale securities (net of tax of $1,131)							(2,263)		(2,263)

Comprehensive income									85,992
Cash dividends — $0.80 per share								(51,213)	(51,213)
Exchange of shares	23	(23)
Sale of shares under benefit plans, including tax benefits	20	2	826	122					970
Purchase of treasury shares	(4,603)	(6)		(125,556)					(130,165)
Sale of treasury shares		14	34	168					216

BALANCE FEBRUARY 29, 2000	59,873	4,647	304,946	(445,758)	(20,480)	20,480	(27,572)	1,356,275	1,252,411
Net loss								(113,814)	(113,814)
Other comprehensive loss:
Foreign currency translation adjustment							(30,350)		(30,350)
Unrealized loss on available-for-sale securities (net of tax of $129)							(257)		(257)

Comprehensive loss									(144,421)
Cash dividends — $0.62 per share								(39,407)	(39,407)
Exchange of shares	1	(1)
Sale of shares under benefit plans, including tax benefits	3		24						27
Purchase of treasury shares	(2,220)	(24)		(43,287)					(45,531)
Sale of treasury shares	3	7		202				(101)	111
Shares issued in acquisition	1,200		(18,916)	41,716					24,000

BALANCE FEBRUARY 28, 2001	58,860	4,629	286,054	(447,127)	(20,480)	20,480	(58,179)	1,202,953	1,047,190
Net loss								(122,310)	(122,310)

Other comprehensive loss:
Foreign currency translation adjustment							(13,315)		(13,315)
Unrealized gain on available-for-sale securities (net of tax of $940)							1,880		1,880

Comprehensive loss									(133,745)
Cash dividends — $0.20 per share								(13,834)	(13,834)
Exchange of shares	42	(27)		(15)
Sale of shares under benefit plans, including tax benefits	11		104						115
Purchase of treasury shares		(8)		(113)					(121)
Sale of treasury shares		6		13				(109)	(90)
Stock grants	240	8		8,418				(5,762)	2,904

BALANCE FEBRUARY 28, 2002	$59,153	$4,608	$286,158	$(438,824)	$(20,480)	$20,480	$(69,614)	$1,060,938	$902,419

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 28 or 29, 2002, 2001 and 2000
Thousands of dollars except per share amounts

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2002 refers to the year ended February 28, 2002. The Corporation’s subsidiary, AmericanGreetings.com, Inc., is consolidated on a two-month lag corresponding with its fiscal year-end of December 31.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform with the 2002 presentation.

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

Financial Instruments: The carrying value of the Corporation’s financial instruments approximate their fair market values, other than the fair value of the Corporation’s publicly-traded debt. See Note I.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandiser, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand, Mexico, South Africa, Malaysia, Hong Kong and Singapore. Net sales to the Corporation’s five largest customers accounted for approximately 37%, 29% and 33% of net sales in 2002, 2001 and 2000, respectively. Net sales to Wal-Mart Stores, Inc. accounted for 12% of net sales in 2002 and 10% of net sales in 2001 and 2000.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit exists.

During 2002, the Corporation entered into an exclusive supply agreement with a major customer. The agreement provided for certain advances and allowances to be earned over the length of the commitment. Subsequent to entering into the agreement, the customer filed for Chapter 11 protection as it reorganizes. The Corporation expects that the customer will emerge from Chapter 11 a smaller and stronger competitor in the mass retail market. As the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

customer goes through the normal process of affirming all its contracts, the Corporation fully expects its contract to be affirmed. However, in the unlikely event the Corporation’s contract with the customer is not affirmed, the Corporation will have a claim for the unearned portion of advances. The Corporation maintains adequate reserves for deferred contract costs and does not expect that a rejection of this contract would result in a material loss. The unlikely event of a rejection of the contract or the customer’s failure to emerge from bankruptcy could potentially result in a substantial reduction to the Corporation’s sales base and could negatively impact the Corporation’s ability to achieve forecasted sales and profit performance levels.

Inventories: Finished products, work in process and raw material inventories are carried at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for approximately 60% of the domestic inventories. The foreign subsidiaries principally use the first-in, first-out method. Display material and factory supplies are carried at average cost.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in other assets net of policy loans. The net life insurance expense, including interest expense, is included in administrative and general expenses in the Consolidated Statement of Operations. The related interest expense, which approximates amounts paid, was $24,103, $26,120 and $40,564 in 2002, 2001 and 2000, respectively.

Goodwill: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired and is amortized on a straight-line basis over a period of 40 years for goodwill associated with the Social Expressions Products segment and 5 to 15 years for goodwill associated with all other businesses. Accumulated amortization of goodwill at February 28, 2002 and 2001 was $46,605 and $34,708, respectively. Goodwill is reviewed annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ” (SFAS No. 121). Impairment losses are recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. See “New Pronouncements” and “Other expense-net” below for further discussion.

Translation of Foreign Currencies: Asset and liability accounts are translated into United States dollars using exchange rates in effect at the date of the consolidated balance sheet; revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of shareholders’ equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition: Sales of seasonal product to non-related retailers are recognized at the approximate date the product is received by the customer and upon the sales of products at Corporation-owned retail locations. Seasonal cards are sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of seasonal cards when those sales to non-related retailers are recognized. Accrual rates utilized for establishing estimated returns reserves have approximated actual returns experience. The allowance for sales returns was $102,265 and $136,831 at February 28, 2002 and 2001, respectively.

Except for seasonal products, sales are recorded by the Corporation upon shipment of products to non-related retailers and upon the sales of products at Corporation-owned retail locations. Sales of these products are generally sold without the right of return. Sales credits for non-seasonal product are issued at the Corporation’s sole discretion for damaged, obsolete and outdated products.

Sales of both everyday and seasonal products to retailers with scan-based trading arrangements with the Corporation are recognized when the products are sold by those retailers.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which among other guidance clarified the Staff’s views on various revenue recognition and reporting matters. As a result, effective March 1, 2000, the Corporation adopted a change in its method of accounting for certain shipments of seasonal product. Under this accounting method, the Corporation recognizes revenue on these seasonal shipments at the approximate date the merchandise is received by the customer, commonly referred to in the industry as the ship-to-arrive date (“STA”), and not upon shipment from the distribution facility. STA is a more preferable method of recording revenue due to the large volumes of seasonal product shipment activity and the lead time required to achieve customer-requested delivery dates.

The implementation of the change has been accounted for as a change in accounting principle and applied cumulatively as if the change occurred at March 1, 2000. The effect of the change was a one-time non-cash reduction to the Corporation’s earnings of $21,141 (net of tax of $12,564) or approximately $0.33 per share, which is included in operations for the year ended February 28, 2001. The Corporation recognized approximately $44,400 in net sales that are included in the cumulative effect adjustment as of March 1, 2000. Had this change been adopted effective March 1, 1999, net sales and earnings before the cumulative effect of this accounting change in 2000 would not have been materially impacted.

Shipping and Handling Fees: The Corporation classifies shipping and handling fees as part of selling, distribution and marketing expenses. Shipping and handling costs were $153,144, $154,007 and $116,930 in 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $57,049, $61,610, and $76,879 in 2002, 2001 and 2000, respectively.

Other Expense — Net: In 2002, other expense-net included $37,000 for the write-down of goodwill related to the Corporation’s subsidiary in Australasia and $9,464 for the write-down to the anticipated selling price of one of its foreign operating units, which the Corporation has decided to divest. See Note C for further discussion. In 2001, other expense — net included $32,554 related to the write-down of the Corporation’s investment in Egreetings Network, Inc. (“Egreetings”) to its fair market value and a pre-tax gain of $8,400 on the sale of a building in Canada. In 2000, other expense — net included costs to convert the Corporation’s computer systems to be Year 2000 compliant. In the years presented, other expense — net also included amortization of goodwill, foreign exchange gains and losses, gains and losses on asset disposals, and royalty and interest income.

Income Taxes: Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Stock-Based Compensation: The Corporation has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

New Pronouncements: In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued. This Statement, which establishes new accounting and reporting standards for derivative financial instruments, along with its amendments SFAS No. 137 and SFAS No. 138, became effective for the Corporation on March 1, 2001. The adoption of the Statements did not have a material effect on the Corporation’s consolidated financial statements.

In July 2001, SFAS No. 141, “Business Combinations”, was issued. This Statement, which supersedes APB Opinion No. 16, “Business Combinations”, eliminated the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Also in July 2001, SFAS No. 142, “Goodwill and Intangible Assets”, was issued. This Statement, which supersedes APB Opinion No. 17, “Intangible Assets”, eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS No. 142 will be effective for the Corporation beginning in the first quarter of 2003. The Corporation is currently assessing the Statement and has not yet determined the complete impact of its adoption on its financial statements.

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued. This Statement, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, provides a single accounting model for the disposal of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Corporation is required to adopt this Statement for 2003. The Corporation is analyzing the effect of this Statement and does not expect it to have a material effect on the Corporation’s consolidated financial position, results of operations or cash flows.

In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer/Reseller”, which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, and EITF No. 00-14, “Accounting for Certain Sales Incentives”. EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a reduction of revenue. The Corporation is required to adopt EITF 01-09 no later than the first quarter of fiscal 2003. Although the Corporation does not expect the adoption to have any effect on its operations, it will have a material effect on certain reported statement of operations classifications. Upon adoption, the Corporation will be required to reclassify certain prior period amounts to conform to these reporting requirements. The Corporation has not yet completed its analysis of the amounts which will be reclassified for prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE B — ACQUISITIONS

2002 — BlueMountain.com

On September 12, 2001, the Corporation completed its acquisition of BlueMountain.com, a division of At Home Corporation, for a cash price of $35,000. The BlueMountain.com division operates an online card and entertainment Internet site, www.bluemountain.com. The acquisition was affected through AmericanGreetings.com, Inc., and the majority of the purchase price was allocated to goodwill.

2001 — Gibson Greetings, Inc.

On March 9, 2000, the Corporation completed its acquisition of Gibson Greetings, Inc. (“Gibson”) for a cash price of $10.25 per share. Gibson distributed individual relationship communication products, including greeting cards, gift wrap, party goods and licensed products. Gibson held a minority equity interest in Egreetings; the Corporation subsequently acquired the remaining shares of Egreetings in March 2001.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of operations include the results of Gibson beginning with the first quarter of 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Corporation’s management based on information available and on assumptions as to future operations. For financial statement purposes, the excess of cost over net assets acquired is amortized by the straight-line method over 40 years. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Assets acquired	$296,086
Liabilities assumed	(165,065)
Excess of cost over net assets acquired	49,288

Purchase price	180,309
Less cash acquired	10,147

Net cash paid (including $30,000 paid in 2000)	$170,162

The acquisition of Gibson was primarily financed through short-term borrowings.

As a result of the acquisition of Gibson, the Corporation incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Gibson locations, to involuntarily terminate Gibson employees, and for other costs to integrate operating locations and other activities of Gibson with the Corporation. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. An additional requirement is that acquisition integration expenses which are associated with the generation of future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE B — ACQUISITIONS (CONTINUED)

revenues and have future economic benefit, and those associated with integrating Gibson operations into the Corporation’s locations, must be recorded as expense. The components of the acquisition integration liabilities included in the purchase price allocation for Gibson follow:

	Facility	Workforce
	Obligations	Reductions	Other	Total

Provision in 2001	$59,483	$11,405	$19,363	$90,251
Cash expenditures	5,649	10,084	10,973	26,706

Balance February 28, 2001	53,834	1,321	8,390	63,545
Cash expenditures	6,063	1,321	6,848	14,232

Balance February 28, 2002	$47,771	$—	$1,542	$49,313

The acquisition integration liabilities are based on the Corporation’s integration plan which focuses on distribution facility rationalization. The Corporation anticipates making payments on the facility obligations until 2006.

Unaudited pro forma results of operations for the twelve month period ended February 29, 2000, as if the Corporation and Gibson had been combined as of the beginning of that period, are presented below. Consolidated results for the year ended February 28, 2001, as reported, include the results of Gibson for the entire period. The pro forma results include estimates and assumptions which the Corporation’s management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of the Corporation and Gibson, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma results for the twelve months ended February 29, 2000 include a charge recorded by Gibson of approximately $23,000 to write down the inventory and related assets for one of its operations.

Pro forma
Twelve months ended
February 29, 2000

Net sales	$2,521,663
Net income	$51,104
Earnings per share and earnings per share assuming dilution	$0.78

2001 — CPS Corporation

On July 13, 2000, the Corporation completed its acquisition of CPS Corporation (“CPS”), for a cash price of $31,000 plus 1,200,000 shares of the Corporation’s common stock. CPS is a supplier of gift wrap and decorative packaging.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE C — RESTRUCTURING AND SPECIAL CHARGES

2002

During 2002, the Corporation undertook three initiatives: the reorganization of the core greeting card business, the implementation of scan-based trading, and a change in the contractual relationship with a strategic partner of the Corporation’s Internet business. In total, the Corporation incurred $314,448 of pre-tax special charges during 2002 in connection with these initiatives.

Included in the special charges noted above is a restructure charge of $56,715 ($35,333 net of tax, or earnings per share of $0.56). This charge was for costs associated with the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation’s Internet unit. More specifically, the restructure charge included $29,053 for employee termination benefits, $2,054 for facility rationalization costs, $1,500 for lease exit costs, $17,727 for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6,381 of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002.

The following table summarizes the provisions and remaining reserve associated with the restructure charge at February 28, 2002:

		Facility		Change in
	Termination	Rationalization	Lease Exit	Contractual	Other
	Benefits	Costs	Costs	Relationship	Costs	Total

Provision	$29,053	$2,054	$1,500	$17,727	$6,381	$56,715
Non-cash charge				(17,727)		(17,727)
Cash expenditures	(11,076)	(1,829)			(6,300)	(19,205)

Balance February 28, 2002	$17,977	$225	$1,500	$—	$81	$19,783

Included in accrued liabilities at February 28, 2002 is $19,783 representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006.

The Corporation also recorded the following special charges in 2002:

•	Charges associated with a product line size reduction and the elimination of the Corporation’s Forget Me Not greeting card brand. These charges included $49,082 in material, labor and other production costs to write down inventory, and a $16,206 reduction in net sales for credits granted to customers for product on hand at their retail locations eliminated from the Corporation’s brands and product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE C — RESTRUCTURING AND SPECIAL CHARGES (CONTINUED)

•	In conjunction with the integration of recently-acquired operations, facility closures and the changes in the distribution infrastructure in those countries, and to reflect the general economic downturn in the region, a pre-tax, non-cash impairment charge of $37,000 recorded in the fourth quarter to write down goodwill related to its operating units in Australasia. This amount is included in other expense-net.

•	Other special pre-tax charges of $66,838 associated with the Corporation’s restructure and reorganization efforts, including project coordination and administration expenses, consultant expenses, field labor costs, system enhancements and facility closure costs.

The total pre-tax impact of these special charges was $225,841 ($140,699 net of tax) or $2.21 per share.

Also during 2002, the Corporation implemented its scan-based trading business model with two of its retail customers. The impact of its implementation was a $64,901 reduction in its net sales and a $8,599 reduction in its material, labor and other production costs. In addition, the Corporation incurred implementation and other costs of $32,305, primarily for the initial inventory accounting procedures, systems enhancements, outside consulting and other related costs, for a total pre-tax impact of $88,607 ($55,203 net of tax) or $0.87 per share.

The total pre-tax impact of special charges and the implementation of the scan-based trading business model was $314,448, or $3.08 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE C — RESTRUCTURING AND SPECIAL CHARGES (CONTINUED)

2000

Fourth Quarter

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

The restructure charge included $5,198 for employee termination benefits, $654 for lease exit costs, $274 for the write off of assets no longer in use and other restructure costs. In total, approximately 336 positions were eliminated, comprised of 304 hourly and 32 salaried employees. All activities have been substantially completed at February 28, 2002.

Second Quarter

In connection with the Corporation’s initiative to continue to streamline its North American operations, and to a lesser extent, its United Kingdom operations, the Corporation recorded a $40,429 ($24,224 net of tax, or earnings per share of $0.36) special charge during the three months ended August 31, 1999 relating primarily to the consolidation of Canadian manufacturing and distribution in the United States. Included in this special charge is a $32,747 restructure charge primarily for exit costs associated with the closure of certain facilities in Canada and to a lesser extent, costs to exit certain minor United Kingdom businesses. The remaining $7,682 of the special charge was recorded in material, labor and other production costs for the write-down of inventory in Canada to net realizable value.

The restructure charge of $32,747 included $25,820 of severance, pension and personnel related benefits, $4,634 of facility shut-down costs, $1,454 of lease exit costs and $839 related to other restructure costs. All initiatives associated with the Canadian restructuring have been substantially completed, with the exception of the settlement of the Canadian Division’s pension plans. The Corporation has taken the necessary actions to settle the pension liabilities, and Canadian regulatory approval has been obtained. The Corporation is in the process of distributing the remaining pension plan assets to satisfy those obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE C — RESTRUCTURING AND SPECIAL CHARGES (CONTINUED)

     The following table summarizes the provisions, payments and remaining reserves associated with the restructure charges recorded in 2000:

		Facility	Lease
	Termination	Shut-Down	Exit	Other
	Benefits	Costs	Costs	Costs	Total

Provision in 2000	$31,018	$4,634	$2,108	$1,113	$38,873

Cash expenditures	(1,646)	(454)	(930)		(3,030)

Non-cash charges	(4,358)	(99)	(162)	(519)	(5,138)

Balance February 29, 2000	25,014	4,081	1,016	594	30,705

Cash expenditures	(19,152)	(514)	(12)	(35)	(19,713)

Non-cash charges		(2,334)		(342)	(2,676)

Change in estimate	45			(45)

Impact of foreign currency exchange rate changes	(419)	(85)	(70)	(17)	(591)

Balance February 28, 2001	5,488	1,148	934	155	7,725

Cash expenditures	(4,464)	(152)	(934)	(155)	(5,705)

Change in estimate	(80)	80

Balance February 28, 2002	$944	$1,076	$—	$—	$2,020

     At February 28, 2002 and 2001, $2,020 and $7,725, respectively, were included in accrued liabilities representing the portion of the restructuring charge not yet expended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE D — (LOSS) EARNINGS PER SHARE

     The following table sets forth the computation of (loss) earnings per share and (loss) earnings per share — assuming dilution:

	2002	2001	2000

Numerator:

Net (loss) income for earnings per share and earnings per share — assuming dilution	$(122,310)	$(113,814)	$89,999

Denominator (thousands):

Denominator for earnings per share — weighted average shares outstanding	63,615	63,646	65,592

Effect of dilutive securities — stock options and convertible debt	—	—	—

Denominator for (loss) earnings per share — assuming dilution — adjusted weighted average shares outstanding	63,615	63,646	65,592

(Loss) earnings per share	$(1.92)	$(1.79)	$1.37

(Loss) earnings per share — assuming dilution	$(1.92)	$(1.79)	$1.37

Certain stock options and convertible debt have been excluded for the years presented because they would have been antidilutive.

NOTE E — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income consists of the following components:

	Foreign	Unrealized Gains	Accumulated
	Currency	(Losses) on	Other
	Translation	Available-For-Sale	Comprehensive
	Adjustments	Securities	Income (Loss)

Balance at February 28, 1999	$(30,256)	$6,691	$(23,565)

Other comprehensive loss	(1,744)	(2,263)	(4,007)

Balance at February 29, 2000	(32,000)	4,428	(27,572)

Other comprehensive loss	(30,350)	(257)	(30,607)

Balance at February 28, 2001	(62,350)	4,171	(58,179)

Other comprehensive (loss) income	(13,315)	1,880	(11,435)

Balance at February 28, 2002	$(75,665)	$6,051	$(69,614)

     Gross unrealized holding gains on available-for-sale securities as of February 28, 2002 and 2001 are $9,091 and $6,271, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE F — INVENTORIES

	2002	2001

Raw material	$55,949	$49,408

Work in process	34,157	33,370

Finished products	240,202	330,664

	330,308	413,442

Less LIFO reserve	83,907	93,111

	246,401	320,331

Display material and factory supplies	44,403	44,890

	$290,804	$365,221

The Corporation experienced a LIFO liquidation in 2002, which decreased pre-tax loss by approximately $9,500, or loss per share of $0.09.

NOTE G — PROPERTY, PLANT AND EQUIPMENT

	2002	2001

Land	$12,801	$15,085

Buildings	308,065	320,849

Equipment and fixtures	713,345	750,160

	1,034,211	1,086,094

Less accumulated depreciation	617,726	608,906

	$416,485	$477,188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE H — DEFERRED COSTS

The Corporation has agreements with certain customers for the supply of greeting cards and related products. Deferred costs relating to these agreements are charged to operations on a straight-line basis over the effective period of each agreement. The Corporation generally enters into these agreements for an initial estimated period of five to six years. The majority of individual agreements include a minimum purchase commitment to the Corporation on the part of the customer. In these cases, the Corporation periodically reviews the progress toward the commitment and adjusts the estimated amortization period accordingly. Deferred costs estimated to be charged to operations during the next year are classified with prepaid expenses and other. Total commitments under the agreements are capitalized as deferred costs and future payment commitments, if any, are recorded as liabilities when the agreements are consummated.

At February 28, 2002 and 2001, deferred costs and future payment commitments are included in the following financial statement captions:

	2002	2001

Prepaid expenses and other	$134,853	$142,436

Other assets	814,606	717,400

Other current liabilities	(111,636)	(119,770)

Other liabilities	(80,732)	(111,030)

	$757,091	$629,036

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE I — LONG AND SHORT-TERM DEBT

On July 27, 1998, the Corporation issued $300,000 of 30-year senior notes with a 6.10% coupon rate under its $600,000 shelf registration with the Securities and Exchange Commission. The majority of the proceeds was used to retire commercial paper and other short-term debt, with the remainder used for other general corporate purposes and short-term investments.

On June 29, 2001, the Corporation issued $260,000 of 11.75% senior subordinated notes, due on July 15, 2008. The transaction resulted in net proceeds to the Corporation of $244,711, after deducting underwriting discounts and transactional expenses. The majority of the proceeds was used to repay indebtedness and to provide funds for general corporate purposes. On August 28, 2001, the Corporation filed Form S-4 with the Securities and Exchange Commission as required to register this debt offering.

On June 29, 2001, the Corporation issued $175,000 of 7.00% convertible subordinated notes, due on July 15, 2006. The notes are convertible at the option of the holders into shares of the Corporation’s common stock at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 principal amount of notes. The convertible notes outstanding could potentially result in the issuance of approximately 12,600,000 shares of the Class A Common Stock of the Corporation. The transaction resulted in net proceeds to the Corporation of $169,589, after deducting transactional expenses. The majority of the proceeds was used to repay indebtedness and to provide funds for general corporate purposes. On August 28, 2001, the Corporation filed Form S-3 with the Securities and Exchange Commission as required to register this debt offering.

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $730,850 and $214,500 at February 28, 2002 and 2001, respectively.

On August 9, 2001, the Corporation entered into a new $350,000 senior secured credit facility. This facility consists of three tranches: (1) a $105,000, 364-day revolving facility, of which there were no amounts outstanding at February 28, 2002; (2) a $120,000 revolving facility maturing January 15, 2006, of which there were no amounts outstanding at February 28, 2002; and (3) a $125,000 term loan maturing June 15, 2006, at an interest rate of 6.6% at February 28, 2002. The Corporation has the option to request a one-year extension of the 364-day revolving facility. The term loan is payable in twenty quarter-annual principal installments, commencing November 30, 2001, and continuing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE I — LONG AND SHORT-TERM DEBT (CONTINUED)

on the last day of each succeeding February, May, August, and November thereafter. The credit facility is secured by the domestic assets of the Corporation and a 66 2/3% interest in the common stock of its foreign subsidiaries. The credit facility contains various restrictive covenants which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and earnings requirements. The credit facility also restricts the Corporation’s ability to incur additional indebtedness and to engage in acquisitions of other businesses and entities.

On August 7, 2001, the Corporation entered into a three-year Accounts Receivable Securitization Financing that provides for up to $250,000 and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. There were no borrowings outstanding under this agreement at February 28, 2002.

The Corporation’s subsidiary in South Africa has credit agreements permitting borrowings of up to $3,853. At February 28, 2002, the amount outstanding under this foreign revolving credit facility is $388, classified as short-term.

At February 28, 2002 and 2001, debt due within one year consists of the following:

	2002	2001

Current maturities of long-term debt	$3,123	$664

Commercial paper	—	359,541

Other short-term debt	8,597	18,699

	$11,720	$378,904

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE I — LONG AND SHORT-TERM DEBT (CONTINUED)

At February 28, 2002 and 2001, long-term debt consists of the following:

	2002	2001

Revolving credit and commercial paper	$—	$80,484

Term loan agreements	123,125	—

Notes payable	727,607	299,996

Other	5,504	308

	856,236	380,788

Less current maturities	3,123	664

	$853,113	$380,124

     Aggregate maturities of long-term debt are as follows:

2003	$3,123

2004	6,738

2005	1,265

2006	1,250

2007	294,375

Thereafter	549,485

$856,236

As part of its normal operations, the Corporation provides certain financing for some of its vendors, which includes a combination of various guarantees and letters of credit. At February 28, 2002, the Corporation had credit arrangements to support the guarantees and letters of credit in the amount of $86,382 with $45,597 of open guarantees and credits outstanding.

Interest paid on short-term and long-term debt was $68,128 in 2002, $54,637 in 2001 and $34,051 in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE J — RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Contributions to the profit-sharing plan were $4,365, $5,175, and $11,858 for 2002, 2001 and 2000, respectively. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation’s matching contributions were $5,059, $0, and $4,517 for 2002, 2001 and 2000, respectively.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. In the aggregate, the actuarially computed plan benefit obligation approximates the fair value of the plan assets.

In 2001, the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the Retirement Plan) which covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Corporation will contribute to the plan amounts sufficient to ensure the Retirement Plan meets funding requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE J — RETIREMENT PLANS (CONTINUED)

     The following table sets forth summarized information on the Retirement Plan:

	2002	2001

Change in benefit obligation:

Benefit obligation at beginning of year	$95,211	$—

Acquired business	—	95,540

Interest cost	5,898	5,770

Actuarial gain	(8,675)	—

Benefit payments	(7,023)	(6,099)

Benefit obligation at end of year	85,411	95,211

Change in plan assets:

Fair value of plan assets at beginning of year	85,948	—

Fair value of plan assets of acquired business	—	84,080

Actual return on plan assets	2,732	7,967

Benefit payments	(7,023)	(6,099)

Fair value of plan assets at year end	81,657	85,948

Underfunded status at year end	(3,754)	(9,263)

Unrecognized (gain)	(7,505)	(2,109)

Accrued benefit cost	$(11,259)	$(11,372)

Assumptions

Discount rate	7.25%	6.25%

Expected return on plan assets	7.25%	7.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE J — RETIREMENT PLANS (CONTINUED)

A summary of the components of net periodic (income) for the Retirement Plan for the years ended February 28, 2002 and 2001, is as follows:

	2002	2001

Interest cost	$5,898	$5,770

Expected return on plan assets	(6,011)	(5,858)

Net periodic benefit (income)	$(113)	$(88)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE K — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time United States employees who meet certain age and service requirements. In addition, for retirements on or after January 2, 1992 the retiree must have been continuously enrolled for health care for a minimum of five years or since January 2, 1992. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The Corporation made significant changes to its retiree health care plan in 2002 by imposing dollar maximums on the per capita cost paid by the Corporation for future years. The Corporation maintains a trust for the payment of retiree health care benefits. This trust is funded at the discretion of management.

	2002	2001

Change in benefit obligation:

Benefit obligation at beginning of year	$113,855	$80,452

Acquired business	—	3,034

Service cost	2,558	2,402

Interest cost	8,672	6,649

Participant contributions	2,593	3,527

Plan amendments	(50,899)	—

Actuarial losses	23,259	24,829

Benefit payments	(7,461)	(7,038)

Benefit obligation at end of year	92,577	113,855

Change in plan assets:

Fair value of plan assets at beginning of year	55,593	47,269

Actual return on plan assets	1,950	5,838

Contributions	7,461	9,524

Benefit payments	(7,461)	(7,038)

Fair value of plan assets at end of year	57,543	55,593

Underfunded status at end of year	(35,034)	(58,262)

Unrecognized prior service (credit)	(50,899)	—

Unrecognized loss	66,058	44,148

Accrued benefit cost	$(19,875)	$(14,114)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE K — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

	2002	2001

Components of net periodic benefit cost:

Service cost	$2,558	$2,402

Interest cost	8,672	6,649

Expected return on plan assets	(4,233)	(3,627)

Amortization of actuarial loss	3,631	1,685

Net periodic benefit cost	$10,628	$7,109

                   Weighted average assumptions as of February 28:

Discount rate	7.25%	7.25%

Expected return on assets	8.00%	8.00%

Health care cost trend rate	12.0% in 2002	10.0% in 2001

	decreasing 0.5% per	decreasing 1% per

	year to 6%	year to 5%

Effect of a 1% increase in health care cost trend rate on:

Service cost plus interest cost	$2,034	$1,636

Accumulated postretirement benefit obligation	7,553	17,481

Effect of a 1% decrease in health care cost trend rate on:

Service cost plus interest cost	$(1,623)	$(1,300)

Accumulated postretirement benefit obligation	(6,095)	(14,175)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE L — LONG-TERM LEASES AND COMMITMENTS

     The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28, 2002 and 2001 and February 29, 2000 follows:

	2002	2001	2000

Gross rentals	$70,705	$71,479	$59,876

Less sublease rentals	1,985	2,611	3,638

Net rental expense	$68,720	$68,868	$56,238

At February 28, 2002, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, follow:

Gross Rentals:

2003	$49,647

2004	41,385

2005	31,617

2006	26,102

2007	22,082

Later years	50,768

221,601

Sublease rentals	(10,357)

Net rentals	$211,244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE M — COMMON SHARES AND STOCK OPTIONS

At February 28, 2002 and 2001, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B shares.

Class A shares have one vote per share and Class B shares have ten votes per share. There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation’s Amended Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer.

Under the Corporation’s Stock Option Plans, options to purchase Class A and Class B shares are granted to directors, officers and other key employees at the then-current market price. In general, subject to continuing employment, options become exercisable commencing twelve months after date of grant in annual installments and expire over a period of not more than ten years from the date of grant. Under certain grants made in 2002, the options become exercisable when the market value of Class A shares reaches a specified share price or 18 months after the grant date, whichever occurs first. These options expire at the earlier of six months plus one day after a specified share price is reached or ten years from the date of grant. The options granted to non-employee directors become exercisable in either six installments over five years or in four installments over four years.

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Corporation had accounted for its employee stock options issued subsequent to February 28, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE M — COMMON SHARES AND STOCK OPTIONS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma information for stock options indicates an increase in net loss of $7,849 in 2002 and $4,863 in 2001, and a decrease in net income of $8,520 in 2000. The pro forma information and related assumptions under the Black-Scholes method follow:

	2002	2001	2000

Net (loss) income	$(130,159)	$(118,677)	$81,479

(Loss) earnings per share	$(2.05)	$(1.86)	$1.24

(Loss) earnings per share – assuming dilution	$(2.05)	$(1.86)	$1.24

Assumptions:

Risk-free interest rate	4.5%	5.9%	5.4%

Dividend yield	3.9%	5.4%	3.2%

Expected stock volatility	0.58	0.46	0.41

Expected life in years:

Grant date to exercise date	7.6	7.7	5.7

Vest date to exercise date	2.4	2.4	2.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE M — COMMON SHARES AND STOCK OPTIONS (CONTINUED)

Stock option transactions and prices are summarized as follows:

	Number of Options		Weighted-Average Exercise Price Per Share

	Class A	Class B	Class A	Class B

Options outstanding February 28, 1999	2,278,031	769,186	$29.18	$27.30

Granted	3,648,950	—	23.81	—

Exercised	(20,800)	(2,000)	20.28	19.25

Cancelled	(293,000)	(1,000)	26.09	26.13

Options outstanding February 29, 2000	5,613,181	766,186	$25.87	$27.32

Granted	775,500	—	15.45	—

Exercised	(1,600)	—	16.53	—

Cancelled	(626,850)	(76,500)	25.16	24.15

Options outstanding February 28, 2001	5,760,231	689,686	$24.57	$27.67

Granted	4,847,728	442,277	10.29	9.95

Exercised	(10,600)	—	8.72	—

Cancelled	(1,566,231)	(98,590)	19.63	20.10

Options outstanding February 28, 2002	9,031,128	1,033,373	$17.74	$20.81

Options exercisable at February 28 or 29:

2002	2,638,850	591,096	$26.97	$28.94

2001	2,469,531	689,686	27.44	27.74

2000	1,709,281	649,436	27.47	26.93

The weighted average remaining contractual life of the options outstanding as of February 28, 2002 is 7.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE M — COMMON SHARES AND STOCK OPTIONS (CONTINUED)

Range of exercise prices for options outstanding:

	Outstanding		Exercisable

					Weighted-
		Weighted		Weighted	Average
		Average		Average	Remaining
Exercise Price	Optioned	Exercise	Optioned	Exercise	Contractual
Ranges	Shares	Price	Shares	Price	Life (Years)

$8.50000 - 8.50000	94,400	$8.50000	23,600	$8.50000	8.78

9.95000 - 9.95000	4,292,861	9.95000	—	—	8.92

10.13000 - 17.56250	948,694	14.08713	132,900	15.95152	8.95

18.00000 - 23.56250	2,484,400	23.25868	970,950	23.23712	6.68

23.68750 - 29.43750	813,950	26.69548	695,150	26.89719	4.58

29.50000 - 29.50000	1,090,300	29.50000	1,083,900	29.50000	4.70

29.87500 - 48.50000	317,146	38.66776	304,896	38.69506	5.22

50.00000 - 50.00000	16,000	50.00000	12,000	50.00000	6.33

50.25000 - 50.25000	6,600	50.25000	6,400	50.25000	5.96

51.62500 - 51.62500	150	51.62500	150	51.62500	6.34

$8.50000 - $51.62500	10,064,501		3,229,946

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE N — BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into one reportable segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods.

AmericanGreetings.com, Inc. (92.2% owned) is an Internet-based provider of greetings and other social communication content to consumers and Internet-based businesses.

The Corporation’s non-reportable operating segments include the design, manufacture and sale of promotional Christmas product, non-prescription reading glasses, educational materials and display fixtures; and the sale of both the Corporation’s products and other products through retail stores.

The Corporation evaluates segment performance based on earnings before foreign currency exchange gains or losses, interest income, interest expense and income taxes. Centrally incurred and managed costs and special charges are not allocated back to the operating segments. The accounting policies of the reportable segments are the same as those described in Note A — Significant Accounting Policies, except those that are related to LIFO or applicable to only corporate items.

Intersegment sales are recorded at wholesale prices. Intersegment sales and profits are eliminated in consolidation. All inventories resulting from intersegment sales are carried at cost.

The reporting and evaluation of segment assets include net accounts receivable, inventory on a “first-in, first-out” basis, display materials and factory supplies, prepaid expenses, other assets (including net deferred costs), and net property, plant and equipment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE N — BUSINESS SEGMENT INFORMATION (C0NTINUED)

Operating Segment Information

		Net Sales			Earnings

	2002	2001	2000	2002	2001	2000

Social Expression Products	$1,856,794	$1,948,697	$1,716,376	$295,527	$319,596	$337,711

Intersegment items	(83,436)	(85,659)	(85,229)	(58,913)	(61,825)	(59,763)

Net	1,773,358	1,863,038	1,631,147	236,614	257,771	277,948

AmericanGreetings.com	39,731	24,378	14,345	(2,131)	(36,065)	(20,373)

Non-reportable segments	633,975	629,821	500,068	72,969	58,337	50,779

Special charges	(82,372)	—	3,583	(311,971)	—	(46,387)

Egreetings write down	—	—	—	—	(32,554)	—

Exchange rate adjustment	(22,045)	1,577	26,093	(2,862)	(271)	(1,391)

Unallocated items — net	13,093	—	—	(188,943)	(148,585)	(119,952)

Consolidated	$2,355,740	$2,518,814	$2,175,236	$(196,324)	$98,633	$140,624

		Assets		Depreciation and Amortization			Capital Expenditures

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Social Expression Products	$1,632,733	$1,777,479	$1,693,037	$48,451	$46,489	$44,220	$15,198	$56,565	$25,494

AmericanGreetings.com	64,641	48,563	31,663	4,884	22,773	6,385	3,223	4,741	3,762

Non-reportable segments	415,577	417,462	264,168	27,911	24,343	21,733	12,675	14,792	21,275

Unallocated and intersegment items	510,990	484,956	500,455	3,631	3,873	5,115	—	—	—

Exchange rate adjustment	(8,946)	(16,386)	28,660	(569)	579	(853)	(2,127)	(1,716)	222

Consolidated	$2,614,995	$2,712,074	$2,517,983	$84,308	$98,057	$76,600	$28,969	$74,382	$50,753

Other Information

Product Information

	2002	2001	2000

Everyday greeting cards	$933,934	$1,063,576	$976,922

Seasonal greeting cards	472,624	513,464	438,921

Gift wrapping and wrap accessories	395,421	395,639	301,131

All other	553,761	546,135	458,262

Consolidated Net Sales	$2,355,740	$2,518,814	$2,175,236

Geographic Information

		Net Sales		Fixed Assets - Net

	2002	2001	2000	2002	2001	2000

United States	$1,961,619	$2,087,090	$1,751,686	$366,279	$416,447	$371,622

Foreign	394,121	431,724	423,550	50,206	60,741	75,793

Consolidated	$2,355,740	$2,518,814	$2,175,236	$416,485	$477,188	$447,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE O — INCOME TAXES

Income (loss) before income taxes and cumulative effect of accounting change:

	2002	2001	2000

United States	$(168,972)	$76,159	$123,190

Foreign	(27,352)	22,474	17,434

	$(196,324)	$98,633	$140,624

Income taxes (benefit) have been provided as follows:

	2002	2001	2000

Current:

Federal	$(49,729)	$212,138	$3,029

Foreign	4,963	(2,799)	(9,082)

State and local	(8,494)	21,821	1,197

	(53,260)	231,160	(4,856)

Deferred (principally federal)	(20,754)	(39,854)	55,481

	$(74,014)	$191,306	$50,625

Significant components of the Corporation’s deferred tax assets and liabilities at February 28, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:

Employee benefit and incentive plans	$27,408	$20,742

Sales returns	4,714	11,225

Deferred capital loss carryforward	11,394	11,394

Inventory costing	10,500	24,698

Reserves	89,563	35,096

Other	85,929	99,334

	229,508	202,489

Valuation allowance	(44,756)	(20,861)

Total deferred tax assets	184,752	181,628

Deferred tax liabilities:

Depreciation	46,210	30,056

Other	19,789	25,567

Total deferred tax liabilities	65,999	55,623

Net deferred tax assets	$118,753	$126,005

The increase in the valuation allowance was primarily due to an increase in foreign net operating losses and net operating losses acquired pursuant to 2002 acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE O — INCOME TAXES (CONTINUED)

Reconciliation of income tax (benefit) expense using the statutory rate and actual income tax exposure is as follows:

	2002	2001	2000

Income tax (benefit) expense at statutory rate	$(68,714)	$34,522	$49,218

State and local income taxes, net of federal tax benefit	(6,386)	3,286	5,346

Contested liability – COLI	—	143,581	—

Deferred capital loss carryforward	—	11,394	—

Foreign differences	2,153	(6,790)	(11,037)

Other	(1,067)	5,313	7,098

Income tax at effective tax rate	$(74,014)	$191,306	$50,625

Income taxes (refunded) paid were $(25,564) in 2002, $(18,174) in 2001 and $19,821 in 2000.

Deferred taxes have not been provided on approximately $66,327 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings, however, foreign tax credits would be available to reduce federal income taxes in the event of distribution. At February 28, 2002, the Corporation had approximately $50,463 of foreign operating loss carryforwards, of which $27,639 have no expiration dates and $22,824 have expiration dates ranging from 2003 through 2012.

Included in income tax expense in 2001 was a charge for $143,581 for potential tax exposure for the fiscal years ended 1992 through 1999 relating to the Corporation’s corporate-owned life insurance program (COLI). This charge sufficiently provides for any anticipated effect of proposed adjustments by the IRS for the disallowance of certain deductions related to this insurance program. The Corporation believes that it has fully complied with the tax law as it related to its COLI program and is vigorously contesting the proposed adjustments or any subsequent assessments.

QUARTERLY RESULTS OF OPERATIONS
(Unaudited)
Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2002 and 2001:

		Quarter Ended

	May 31	Aug 31	Nov 30	Feb 28

Fiscal 2002

Net sales	$505,740	$488,225	$705,433	$656,342

Gross profit	254,124	301,824	391,921	415,626

Restructure charges	52,925	—	—	3,790

Net income (loss)	(80,096)	(35,716)	6,625	(13,123)

Earnings (loss) per share	(1.26)	(0.56)	0.10	(0.20)

Earnings (loss)per share – assuming dilution	(1.26)	(0.56)	0.10	(0.20)

		Quarter Ended

	May 31	Aug 31	Nov 30	Feb 28

Fiscal 2001

Net sales	$595,741	$493,732	$766,095	$663,246

Gross profit	392,417	298,621	410,237	418,268

Cumulative effect of accounting change, net of tax	21,141	—	—	—

Net income (loss)	17,365	(35,505)	32,015	(127,689)

Earnings (loss) per share	0.27	(0.55)	0.50	(2.01)

Earnings (loss) per share – assuming dilution	0.27	(0.55)	0.50	(2.01)

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 3. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective March 1, 2000, the Corporation changed its method of accounting for certain shipments of seasonal product.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 26, 2002

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the Corporation’s independent auditors on accounting or financial disclosure matters within the three year period ended February 28, 2002, or in any period subsequent to such date.

PART III

     The Corporation hereby incorporates by reference the information called for by Part III of Form 10-K from the Corporation’s Notice of Annual Meeting of Shareholders to be held June 28, 2002, and related Proxy Statement filed with the Securities and Exchange Commission on May 20, 2002.

(Next item is Part IV)

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

1.	Financial Statements Included in Part II of this report:

Consolidated Statement of Operations - Years ended February 28 or 29, 2002, 2001 and 2000

Consolidated Statement of Financial Position - February 28, 2002 and 2001

Consolidated Statement of Cash Flows - Years ended February 28 or 29, 2002, 2001 and 2000

Consolidated Statement of Shareholders’ Equity - Years ended February 28 or 29, 2002, 2001 and 2000

Notes to Consolidated Financial Statements - Years ended February 28 or 29, 2002, 2001 and 2000

Quarterly Results of Operations (Unaudited)

Report of Independent Auditors

2.	Exhibits required by Item 601 of Regulation S-K:

(3)	Articles of Incorporation and By-laws

(i)	Amended Articles of Incorporation of the Registrant

This Exhibit has been previously filed as an Exhibit to the Registrant’s 10-K Annual Report for the Fiscal year ended February 28, 1999, and is incorporated herein by reference.

(ii)	Amended Regulations of the Registrant

This Exhibit has been previously filed as an Exhibit to the Registrant’s 10-K Annual Report for the Fiscal year ended February 28, 1999, and is incorporated herein by reference.

PART IV - Continued

(4)	Instruments Defining the Rights of Security Holders, including indentures

(i)	Trust Indenture, dated as of July 27, 1998

This Exhibit has been previously filed as an Exhibit to the Registrant’s 10-K Annual Report for the Fiscal year ended February 28, 1999, and is incorporated herein by reference.

(ii)	Credit Agreement dated August 7, 2001, among the Registrant, National City Bank, Goldman Sachs Credit Partners L.P., Keybank National Association and certain named financial institutions as lenders

(iii)	Indenture dated as of June 29, 2001 between the Registrant, as issuer, and The Huntington National Bank, as Trustee, with respect to the Registrant’s 11.75% Senior Subordinated Notes due 2008

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-4 Registration Statement (Registration No. 333-68536) dated August 28, 2001, as is incorporated herein by reference.

(iv)	Indenture dated as of June 29, 2001 between the Registrant, as issuer, and National City Bank, as Trustee, with respect to the registrant’s 7.00% Convertible Subordinated Notes due July 15, 2006

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-3 Registration Statement (Registration No. 333-68526) dated August 28, 2001, and is incorporated herein by reference.

(v)	Receivables Purchase Agreement dated as of August 7, 2001, among AGC Funding Corporation, the Registrant, Market Street Funding Corporation and PNC Bank, National Association.

(10)	Material Contracts

(i)(A)	(i)	Officers’ contracts *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

PART IV - Continued

(ii) (A)	(i)	Shareholders’ Agreement dated November 19, 1984 *

	(ii)	Executive Bonus Plan *

	(iii)	Executive Incentive Compensation Plan (as Amended and Restated as at March 6, 1989) *

	(iv)	Executive Deferred Compensation Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 1999, and is incorporated herein by reference.

	(v)	1982 Incentive Stock Option Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-8 Registration Statement (Registration No. 2-84911) dated July 1, 1983, and is incorporated herein by reference.

	(vi)	1985 Incentive Stock Option Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-8 Registration Statement (Registration No. 33-975) dated November 7, 1985, and is incorporated herein by reference.

	(vii)	Supplemental Executive Retirement Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 1999, and is incorporated herein by reference.

	(viii)	1987 Class B Stock Option Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-8 Registration Statement (Registration No. 33-16180) dated July 31, 1987, and is incorporated herein by reference.

	(ix)	Stock Option Agreement with Morry Weiss dated January 25,1988 *

PART IV - Continued

(x)	1992 Stock Option Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-8 Registration Statement (Registration No. 33-58582) dated February 22,1993, and is incorporated herein by reference.

(xi)	CEO and Named Executive Officers Compensation Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2001, and is incorporated herein by reference.

(xii)	1995 Director Stock Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-8 Registration Statement (Registration No. 33-61037) dated July 14, 1995, and is incorporated herein by reference.

(xiii)	1996 Employee Stock Option Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-8 Registration Statement (Registration No. 33-08123) dated July 15, 1996, and is incorporated herein by reference.

(xiv)	1997 Equity and Performance Incentive Plan *

PART IV - Continued

(xv)	Employment Agreement dated as of September 25, 2001 between James C. Spira and the Registrant *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-8 Registration Statement (Registration No. 333-75696) dated December 21, 2001, and is incorporated herein by reference.

(xvi)	Employment Agreement dated as of March 27, 2002 between William S. Meyer and the Registrant *

(xvii)	Employment Agreement dated as of March 1, 2001 between William R. Mason and the Registrant *

(iii)(A)	(i)	Agreement to defer stock option gains with Morry Weiss dated December 15, 1997 *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 1998, and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Auditors

Executive Compensation Plans and Arrangements

The Corporation’s executive compensation plans and arrangements are listed under Exhibit 10 hereof and marked by an asterisk (*)

PART IV - Continued

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

On December 21, 2001, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that on December 18, 2001, the Corporation had issued a press release announcing financial results for the fiscal quarter ended November 30, 2001. This filing also reported that on December 18, 2001, the Corporation announced suspension of its dividend.

(c)	Exhibits listed in Item 14(a) 3. are included herein or incorporated herein by reference.

(d)	Financial Statement Schedules

The response to this portion of Item 14 is submitted below.

3.	Financial Statement Schedules Included in Part IV of the report:

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

PART IV - Continued

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GREETINGS CORPORATION (Registrant)

Date:	May 29, 2002	By: /s/ Jon Groetzinger, Jr. Jon Groetzinger, Jr. Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/s/ Morry Weiss	Chairman of the Board; Chief Executive Officer;	) )
Morry Weiss	Director	)
)
/s/ James C. Spira	President; Chief Operating Officer;	) )
James C. Spira	Director	)
)
)
/s/ Scott S. Cowen	Director	) )
Scott S. Cowen		)
)
/s/ Stephen R. Hardis	Director	) )
Stephen R. Hardis		)
)
/s/ Charles Ratner	Director	) )	May 29, 2002
Charles Ratner		)
)
/s/ Harry H. Stone	Director	) )
Harry H. Stone		)
)
/s/ Harriet Mouchly-Weiss	Director	) )
Harriet Mouchly-Weiss		)
)
/s/ Jack Kahl	Director	) )
Jack Kahl		)
)
/s/ Jerry Sue Thornton	Director	) )
Jerry Sue Thornton		)
)
/s/ William S. Meyer	Senior Vice President; Chief Financial Officer	) )
William S. Meyer	(principal financial officer))
)
/s/ Joseph B. Cipollone	Vice President; Corporate Controller	) )
Joseph B. Cipollone	(principal accounting officer))

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
(000)

COLUMN A	COLUMN B	COLUMN C				COLUMN D			COLUMN E

		ADDITIONS

	Balance	(1)	(2)						Balance
	at Beginning	Charged to Costs	Charged to Other						at End
Description	of Period	and Expenses	Accounts-Describe			Deductions-Describe			of Period

Year ended February 28, 2002:

Deduction from asset account:

Allowance for doubtful accounts	$47,968	$21,594	$1,558	(A	)	$36,264	(B	)	$34,856

Allowance for sales returns	$136,831	$306,566	$(286)	(A	)	$340,846	(C	)	$102,265

Allowance for other assets	$14,900	$20,000	$0			$0			$34,900

Year ended February 28, 2001:

Deduction from asset account:

Allowance for doubtful accounts	$19,245	$24,968	$25,002	(A	)	$21,247	(B	)	$47,968

Allowance for sales returns	$116,792	$362,885	$23,866	(A	)	$366,712	(C	)	$136,831

Allowance for other assets	$14,900	$6,483	$0			$6,483			$14,900

Year ended February 29, 2000:

Deduction from asset account:

Allowance for doubtful accounts	$15,583	$7,808	$(9)	(A	)	$4,137	(B	)	$19,245

Allowance for sales returns	$132,103	$282,170	$1,796	(A	)	$299,277	(C	)	$116,792

Allowance for other assets	$16,400	$0	$0			$1,500			$14,900

Note A:	Includes translation adjustment on foreign subsidiary balances; business unit divestitures for the year ended February 28, 2002 of $525 allowance for doubtful accounts and $269 allowance for sales returns; business unit acquisitions for the year ended February 28, 2001 of $21,842 allowance for doubtful accounts and $26,460 allowance for sales returns; and other reclasses and adjustments.

Note B:	Accounts charged off, less recoveries.

Note C:	Sales returns charged to the allowance account for actual returns for the year.

S - 1