Form 10-Q
period 2002-05-31
AMERICAN GREETINGS CORP
filed 2002-07-15
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2002

OR

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission file number     1-13859

AMERICAN GREETINGS CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0065325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One American Road, Cleveland, Ohio	44144

(Address of principal executive offices)	(Zip Code)

(216) 252-7300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

As of May 31, 2002, the date of this report, the number of shares outstanding of each of the issuer’s classes of common stock was:

                                                                                        Class A Common 61,173,920
                                                                                        Class B Common 4,601,792

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AMERICAN GREETINGS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Thousands of dollars except share and per share amounts)
Part 1, Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

AMERICAN GREETINGS CORPORATION
INDEX

Page
Number

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 6. Exhibits and Reports on Form 8-K	23

SIGNATURES	23

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)
	(Unaudited)
	Three Months Ended
	May 31,

	2002	2001

Net sales	$484,230	$394,244

Costs and expenses:

Material, labor and other production costs	186,514	232,827

Selling, distribution and marketing	150,099	162,192

Administrative and general	68,489	65,769

Restructure charges	—	52,925

Interest expense	19,654	13,436

Other (income) — net	(14,326)	(4,340)

Total costs and expenses	410,430	522,809

Income (loss) before income tax expense (benefit)	73,800	(128,565)

Income tax expense (benefit)	29,299	(48,469)

Net income (loss)	$44,501	$(80,096)

Earnings (loss) per share	$0.68	$(1.26)

Earnings (loss) per share — assuming dilution	$0.60	$(1.26)

Dividends per share	$—	$—

Average number of common shares outstanding	65,014,552	63,498,724

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note A)	(Unaudited)
	May 31, 2002	Feb. 28, 2002	May 31, 2001

ASSETS

Current assets Cash and cash equivalents	$178,084	$100,979	$115,012

Trade accounts receivable, less allowances of $143,666, $137,121 and $213,813, respectively (principally for sales returns)	335,304	288,986	352,217

Inventories	304,410	290,804	358,884

Deferred and refundable income taxes	215,285	200,206	196,669

Prepaid expenses and other	189,772	185,207	198,672

Total current assets	1,222,855	1,066,182	1,221,454

Goodwill — net	202,928	199,195	227,957

Other assets	886,277	933,133	831,874

Property, plant and equipment — at cost	1,037,404	1,034,211	1,091,921

Less accumulated depreciation	632,570	617,726	622,247

Property, plant and equipment — net	404,834	416,485	469,674

	$2,716,894	$2,614,995	$2,750,959

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities Debt due within one year	$12,932	$11,720	$507,482

Accounts payable	100,781	130,601	123,776

Accrued liabilities	218,579	188,356	190,413

Accrued compensation and benefits	80,543	109,004	81,137

Dividends payable	—	—	6,371

Income taxes	178,497	150,588	146,363

Other current liabilities	144,830	125,771	137,906

Total current liabilities	736,162	716,040	1,193,448

Long-term debt	847,599	853,113	367,416

Other liabilities	132,964	115,795	194,318

Deferred income taxes	25,769	27,628	27,999

Shareholders’ equity	974,400	902,419	967,778

	$2,716,894	$2,614,995	$2,750,959

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)
	(Unaudited)
	Three Months Ended
	May 31,

	2002	2001

OPERATING ACTIVITIES:

Net income (loss)	$44,501	$(80,096)

Adjustments to reconcile to net cash provided (used) by operating activities:

Restructure charges	—	52,925

(Gain) on sale of marketable security	(12,027)	—

Depreciation and amortization	16,825	21,431

Deferred and refundable income taxes	(16,857)	475

Changes in operating assets and liabilities, net of effects from acquisitions (Increase) decrease in trade accounts receivable	(43,867)	35,291

(Increase) decrease in inventories	(10,831)	5,582

Decrease in other current assets	2,821	6,016

Decrease in deferred cost — net	50,821	6,464

Increase (decrease) in accounts payable and other liabilities	1,752	(91,663)

Other — net	7,328	214

Cash Provided (Used) by Operating Activities	40,466	(43,361)

INVESTING ACTIVITIES:

Property, plant & equipment additions	(2,625)	(6,679)

Proceeds from sale of property, plant & equipment	116	61

Investment in corporate-owned life insurance	4,451	4,610

Other — net	19,771	1,958

Cash Provided (Used) by Investing Activities	21,713	(50)

FINANCING ACTIVITIES:

Reduction of long-term debt	(5,289)	(13,996)

Increase in short-term debt	58	127,064

Sale of stock under benefit plans	20,204	—

Purchase of treasury shares	(47)	—

Dividends to shareholders	—	(6,336)

Cash Provided by Financing Activities	14,926	106,732

INCREASE IN CASH AND CASH EQUIVALENTS	77,105	63,321

Cash and Cash Equivalents at Beginning of Year	100,979	51,691

Cash and Cash Equivalents at End of Period	$178,084	$115,012

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands of dollars except share and per share amounts)

Three Months Ended May 31, 2002 and 2001

Note A — Basis of Presentation

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

The balance sheet at February 28, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2002 refers to the year ended February 28, 2002.

Certain amounts in the prior year financial statements have been reclassified to conform with the 2003 presentation. The Corporation adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), effective March 1, 2002. As a result, certain amounts in the prior year financial statements have been reclassified. See Note B for further discussion.

For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended February 28, 2002.

Note B — Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF 01-09, which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, and EITF 00-14, “Accounting for Certain Sales Incentives”. EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a reduction of revenue. The Corporation adopted EITF 01-09, effective March 1, 2002, as required. Certain amounts related to incentive payments, amortization of deferred costs and other customer benefits have been reclassified in the prior year results to conform with the 2003 presentation. Those reclassifications resulted in decreases to material, labor and other production costs of $18,789 and selling, distribution and marketing costs of $92,707, with corresponding decreases in net sales. These reclassifications did not affect pre-tax income.

On March 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This Statement, which supersedes APB Opinion No. 17, “Intangible Assets”, eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. Effective March 1, 2002, the Corporation discontinued amortization of its goodwill in accordance with this Statement. For the three months ended May 31, 2001, the Corporation’s results included $3,031 ($1,888 net of tax) of amortization expense related to goodwill included in other (income) — net. Adjusted information, assuming the adoption of the non-amortization provisions of this Statement for the three months ended May 31, 2001, is as follows:

	Three Months Ended May 31

	2002	2001

Reported net income (loss)	$44,501	$(80,096)

Add back: goodwill amortization — net of tax	—	1,888

Adjusted net income (loss)	$44,501	$(78,208)

Reported earnings (loss) per share	$0.68	$(1.26)

Add back: goodwill amortization — net of tax	—	0.03

Adjusted earnings (loss) per share — basic	$0.68	$(1.23)

Reported earnings (loss) per share - assuming dilution	$0.60	$(1.26)

Add back: goodwill amortization — net of tax	—	0.03

Adjusted earnings (loss) per share — assuming dilution	$0.60	$(1.23)

At May 31, 2002, intangible assets, net of accumulated amortization, were $1,361.

In addition, this Statement requires goodwill to be tested for impairment at least annually at a level of reporting defined in the Statement as a “reporting unit,” using a two-step process. This Statement provides that the Corporation has until the end of the second quarter of 2003 to complete the first step of the impairment testing and until the end of 2003 to complete the second step of the impairment testing during this initial year of adoption of SFAS No. 142. In accordance with this provision, the Corporation has begun the process of testing its goodwill for impairment, but has not yet completed the first step of the two-step testing process.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the three months ended May 31, 2002 by segment is as follows:

	Social		Non-
	Expression	AmericanGreetings.	reportable
	Products	com	Segments	Total

Balance at March 1, 2002	$137,003	$42,669	$19,523	$199,195

Foreign currency translation	3,708	—	25	3,733

Balance at May 31, 2002	$140,711	$42,669	$19,548	$202,928

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued. This Statement, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of”, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Corporation has adopted SFAS No. 144 effective March 1, 2002 as required. There was no material impact on the Corporation’s results of operations, financial position or cash flow.

Note C — Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note D — Other (Income) — Net

During the three months ended May 31, 2002, the Corporation sold an investment in a marketable security. The amount of the gain on the sale of $12,027 ($7,252 net of tax) is included in other (income) — net in the Statement of Operations for the period. The amount of the proceeds received from the sale of $16,964 is included in other — net investing activities in the Statement of Cash Flows for the period.

Note E — Special Charges and Restructure Reserves

During 2002, the Corporation undertook three initiatives: the reorganization of the core greeting card business, the implementation of scan-based trading, and a change in the contractual relationship with a strategic partner of the Corporation’s Internet business. In total, the Corporation incurred $314,448 of pre-tax special charges during 2002 in connection with these initiatives. The Corporation recorded $158,127 of pre-tax special charges during the three months ended May 31, 2001.

Included in the special charges for 2002 noted above is a restructure charge of $56,715 ($35,333 net of tax, or earnings per share of $0.56), of which $52,925 ($32,970 net of tax, or earnings per share of $0.52) was recorded in the three months ended May 31, 2001. This charge was for costs associated with the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation’s Internet unit. More specifically, the restructure charge included $29,053 ($25,263 in the three months ended May 31, 2001) for employee termination benefits, $2,054 for facility rationalization costs, $1,500 for lease exit costs, $17,727 for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6,381 of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002.

The following table summarizes the remaining reserve associated with the restructure charge at May 31, 2002:

		Facility	Lease
	Termination	Rationalization	Costs	Other
	Benefits	Costs	Exit	Costs	Total

Balance at March 1, 2002	$17,977	$225	$1,500	$81	$19,783

Cash expenditures	(5,623)	(185)	(585)	(81)	(6,474)

Balance at May 31, 2002	$12,354	$40	$915	—	$13,309

Included in accrued liabilities at May 31, 2002 is $13,309 representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006.

In addition, the Corporation recorded a charge of $53,550 during the three months ended May 31, 2001 to write down inventory in its domestic operations to net realizable value associated with its initiatives. All of the affected inventory was physically disposed of as of February 28, 2002. This amount is classified as material, labor and other production costs.

Also during the three months ended May 31, 2001, the Corporation began implementing its scan-based trading business model with certain of its retailers. The impact of its implementation was reductions in its net sales and material, labor and other production costs of approximately $56,500 and $9,900, respectively, as well as non-recurring administrative costs of $3,871, for a net pre-tax impact of approximately $50,500 or a net of tax impact of $0.50 per share.

In summary, the pre-tax special charges recorded in the three months ended May 31, 2001 consisted of the following:

Severance	$25,263

Lease exit costs	1,500

Facility shutdown costs	2,054

Change in contractual relationship	17,727

Other costs	6,381

Restructure charge	$52,925

Inventory write-down	53,550

Scan-based trading initiative	46,600

Non-recurring administrative costs	5,052

Total special charges	$158,127

Note F — Debt

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

On August 9, 2001, the Corporation entered into a new $350,000 senior secured credit facility. This facility consists of three tranches: (1) a $105,000, 364-day revolving facility, of which there were no amounts outstanding at May 31, 2002; (2) a $120,000 revolving facility maturing January 15, 2006, of which there were no amounts outstanding at May 31, 2002; and (3) a $125,000 term loan maturing June 15, 2006, at an interest rate of 6.4% at May 31, 2002. The Corporation has the option to request a one-year extension of the 364-day revolving facility. The term loan is payable in twenty quarter-annual principal installments, commencing November 30, 2001, and continuing on the last day of each succeeding February, May, August, and November thereafter. The credit facility is secured by the domestic assets of the Corporation and a 66 2/3% interest in the common stock of its foreign subsidiaries. The credit contains various restrictive covenants which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and earnings requirements. The credit facility also restricts the Corporation’s ability to incur additional indebtedness and to engage in acquisitions of other businesses and entities.

On August 7, 2001, the Corporation entered into a three-year Accounts Receivable Securitization Financing that provides for up to $250,000 and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. There were no borrowings outstanding under this agreement at May 31, 2002.

Note G — Acquisitions

On September 12, 2001, the Corporation completed its acquisition of BlueMountain.com, a division of At Home Corporation, for a cash price of $35,000. The BlueMountain.com division operates an online card and entertainment Internet site, www.bluemountain.com. The consolidated results include the results of BlueMountain.com from the date of acquisition.

On March 19, 2001, the Corporation completed the acquisition of all outstanding shares of Egreetings Network, Inc. (“Egreetings”) in a cash transaction. The Corporation had previously held a minority interest in Egreetings. The consolidated results include the results of Egreetings from the date of acquisition.

Note H — Earnings (Loss) Per Share

     The following table sets forth the computation of earnings per share and earnings per share — assuming dilution:

	Three Months Ended
	May 31,

	2002	2001

Numerator (thousands):

Net income (loss)	$44,501	$(80,096)

Dilutive effect of interest on convertible subordinated notes if converted	1,851	—

Net income (loss) assuming dilution	$46,352	$(80,096)

Denominator (thousands):

Weighted average shares outstanding	65,015	63,499

Effect of dilutive securities:

Stock options	200	—

Convertible subordinated notes	12,591	—

Adjusted weighted average shares outstanding	77,806	63,499

Earnings (loss) per share	$0.68	$(1.26)

Earnings (loss) per share — assuming dilution	$0.60	$(1.26)

The effect of stock options has been excluded for the three months ended May 31, 2001 because they would have been antidilutive.

Note I — Comprehensive Income (Loss)

The Corporation’s total comprehensive income (loss) is as follows:

	Three Months Ended
	May 31,

	2002	2001

Net income (loss)	$44,501	$(80,096)

Other comprehensive income (loss):

Foreign currency translation adjustments	8,187	(970)

Reclassification of realized gain on available-for-sale securities	(6,051)	—

Unrealized gain on available-for-sale securities	—	880

Other comprehensive income (loss)	2,136	(90)

Total comprehensive income (loss)	$46,637	$(80,186)

Note J — Business Segment Information

	Three Months Ended
	May 31,

	2002	2001

Net Sales Social Expression Products	$419,369	$376,804

Intersegment items	(17,297)	(20,221)

Total	402,072	356,583

AmericanGreetings.com	11,071	7,251

Non-reportable segments	81,053	84,618

Special charges	—	(56,500)

Unallocated items — net	(12,941)	—

Exchange rate adjustment — net	2,975	2,292

Consolidated total	$484,230	$394,244

Earnings (Loss) Social Expression Products	$140,843	$78,559

Intersegment items	(12,789)	(15,007)

Total	128,054	63,552

AmericanGreetings.com	(1,980)	(2,537)

Non-reportable segments	3,882	4,175

Exchange rate adjustment — net	784	153

Special charges	—	(158,127)

Unallocated items — net	(56,940)	(35,781)

Consolidated total	$73,800	$(128,565)

As a result of the Corporation’s restructure efforts, the Plus Mark, Inc. subsidiary has been added to the Social Expression Products segment. This reflects the integration of the production of the domestic gift wrap and boxed card product into that subsidiary and its integration with the Social Expressions Products’ operations. This subsidiary now has a substantial mix of both everyday and seasonal products and as a result has similar economic characteristics with the Social Expression Products segment. This subsidiary previously was included in “non-reportable segments,” and the prior year amounts have been reclassified to conform to the current year presentation.

Special charges for the period ended May 31, 2001 include the costs associated with the consolidation and rationalization of certain of the Corporation’s operations, including employee severance and benefit termination costs, a change in the contractual relationship with a partner of the Corporation’s Internet unit, an inventory write-down, the implementation of the scan-based trading business model, and other non-recurring costs in connection with these initiatives. See Note E for further discussion.

As a result of the Corporation’s adoption of EITF 01-09, certain amounts in the prior year financial statements have been reclassified. See Note B for further discussion.

Note K — Inventories

	May 31, 2002	February 28, 2002	May 31, 2001

Raw materials	$56,922	$55,949	$65,144

Work in process	40,454	34,157	62,356

Finished products	251,147	240,202	276,957

	348,523	330,308	404,457

Less LIFO reserve	(84,350)	(83,907)	(94,068)

	264,173	246,401	310,389

Display materials and factory supplies	40,237	44,403	48,495

Inventories	$304,410	$290,804	$358,884

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note L — Deferred Costs

The Corporation has agreements with certain customers for the supply of greeting cards and related products. Deferred costs relating to these agreements are charged to operations on a straight-line basis over the effective period of each agreement. The Corporation generally enters into these agreements for an initial estimated period of five to six years. The majority of individual agreements include a minimum purchase commitment to the Corporation on the part of the customer. In these cases, the Corporation periodically reviews the progress toward the commitment and adjusts the estimated amortization period accordingly. Deferred costs estimated to be charged to operations during the next year are classified with prepaid expenses and other. Total commitments under the agreement are capitalized as deferred costs and future payment commitments, if any, are recorded as liabilities when the agreements are consummated.

As of May 31, 2002, February 28, 2002 and May 31, 2001, deferred costs and future payment commitments are included in the following financial statement captions:

	May 31, 2002	February 28, 2002	May 31, 2001

Prepaid expenses and other	$142,109	$134,853	$146,650

Other assets	788,615	814,606	759,242

Other current liabilities	(127,746)	(111,636)	(124,229)

Other liabilities	(94,693)	(80,732)	(161,036)

	$708,285	$757,091	$620,627

Part 1, Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Developments

During the three months ended May 31, 2002 the Corporation started to realize the benefits and cost savings from the restructure and other initiatives undertaken during Fiscal 2002. These restructuring benefits are evident in the operating margin improvement and helped drive the earnings growth compared to prior year. In addition, some of the increase in net sales was due to the increase from the prior year in the number of stores of a significant customer, as some of the stores were converted in the second quarter of Fiscal 2002.

Another indicator of the Corporation’s improved performance was the strong cash flow from operations and cash balance at May 31, 2002. The cash flow provided by operating and investing activities was $62.2 million, compared to a use of $43.4 million in the prior year. This was driven mainly by lower payments for contractual deferred costs and the one-time gain on the sale of a marketable security during the period, which provided earnings per share of $0.11 for the quarter ($0.10 assuming dilution).

The prior year results were impacted by the following pre-tax special charges totaling $158.1 million during the three months ended May 31, 2001:

•	A restructuring charge of $52.9 million, including $35.2 million for the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs; and $17.7 million related to the completion of contractual changes with an online strategic partner of the Corporation’s Internet unit. In addition, $1.1 million of non-recurring administrative costs related to the restructure were incurred.

•	A charge of $53.6 million to reduce the value of inventory in the Corporation’s domestic operations to net realizable value associated with its one-time efforts. These efforts include a brand rationalization and product line size reduction, which entail the elimination of the Corporation’s Forget Me Not greeting card brand.

•	The beginning of conversion to scan-based trading for the majority of stores of two retail customers, resulting in reductions in net sales of $56.5 million and in material, labor and other production costs of $9.9 million, as well as additional non-recurring administrative costs of $3.9 million.

All activities were materially completed by February 28, 2002.

Results of Operations

For the three months ended May 31, 2002, net sales were $484.2 million, a 22.8% increase from $394.2 million in the same period in the prior year. Included in the prior-year amount is a reduction of $56.5 million for the conversion to scan-based trading for the buy-back of inventory for two of the Corporation’s retail customers. Excluding this conversion, net sales increased 7.4% from the prior year total of $450.7 million. The prior year net sales amount has been reduced by $111.5 million from the $505.7 million reported last year due to amounts reclassified from material, labor and other production costs and selling, distribution and marketing as a result of the Corporation’s adoption of the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”). The increase over prior year was mainly driven by everyday cards and accessories. Excluding the impact of the prior-year conversion to scan-based trading for certain of the Corporation’s customers, unit sales of greeting cards increased approximately 12% for the three months over the same period in the prior year. The primary reasons for this increase were the sales to the additional stores of a significant customer initially added during the second quarter of the prior year and a better alignment of the mix of products shipped with retail store sell-through. In addition to favorable card unit performance compared to prior year, shipments of everyday accessories showed improvement for much the same reasons.

Material, labor and other production costs for the three months ended May 31, 2002 were $186.5 million, a decrease from $232.8 million for the same period in the prior year. As a percentage of net sales, these costs were 38.5% in the current period. The prior year amount includes a charge of $53.6 million to reduce the value of inventory in the Corporation’s domestic operations to net realizable value associated with its brand rationalization and product line reduction. The prior year amount also includes a reduction of approximately $9.9 million related to the Corporation’s conversion to scan-based trading. Excluding those items, material, labor and other production costs would have been 42.0% of net sales for the three months ended May 31, 2001. The prior year amount has been reduced by $18.8 million from the $251.6 million reported last year due to reclassifications to net sales as a result of the Corporation’s adoption of EITF 01-09. The improvement of 350 basis points in margin was due mainly to relatively lower costs associated with increased sales of higher margin everyday cards, and benefits from the restructure efforts, including lower production and facility costs and reduced SKUs.

Selling, distribution and marketing costs for the three months ended May 31, 2002 were $150.1 million, a decrease from $162.2 million for the same period in the prior year. The prior year amount has been reduced by $92.7 million from the $254.9 million reported last year due to reclassifications to net sales as a result of the Corporation adopting EITF 01-09. Excluding special charges, as a percentage of net sales, these costs decreased from 36.0% for the three months ended May 31, 2001 to 31.0% in the three months ended May 31, 2002. The improvement of 500 basis points from prior year was due mainly to significant reductions in spending for field services and order filling costs.

Administrative and general expenses were $68.5 million for the three months compared to $65.8 million for the same period in the prior year. The prior year amount includes $3.9 million related to the Corporation’s conversion to scan-based trading and $1.2 million in other special charges. Higher costs in the current year were mainly a result of contractual profit sharing expense recorded in the current year and not in the prior due to the Corporation’s net loss in the prior year.

Interest expense of $19.7 million for the three months ended May 31, 2002 increased from $13.4 million for the same period last year due to the Corporation’s debt levels increasing later in the prior year in order to fund the Corporation’s reorganization and scan-based trading initiative and other general purposes in the prior year. Higher interest rates on the Corporation’s new credit facilities completed in the second quarter of 2002 also contributed to the increase in interest expense.

Other (income) — net was $14.3 million for the three months ended May 31, 2002, up from $4.3 million in the same period in the prior year. Included in the current year’s amount is a pre-tax gain of $12.0 million on a marketable security investment held by the Corporation’s United Kingdom subsidiary which was sold during the period.

The effective tax rate for the three months was 39.7%, an increase from 37.7% in the prior year. The increase is due to higher effective rates in some foreign operations, particularly the United Kingdom.

Earnings per share was $0.68 and $0.60 assuming dilution for the three months ended May 31, 2002, compared to a loss per share in the prior year of $(1.26). The prior year includes various special charges equating to $1.55 per share as follows:

Restructuring charge	$0.35

Internet partner contract renegotiation	0.17

Inventory write-down	0.53

Conversion to scan-based trading	0.50

Total special charges	$1.55

Excluding those items, earnings per share for the three months ended May 31, 2001 were $0.29.

Restructuring Activities

Fiscal 2002
Included in the special charges for 2002 is a restructure charge of $56.7 million ($35.3 million net of tax, or earnings per share of $0.56), of which $52.9 million ($32.9 million net of tax, or earnings per share of $0.52) was recorded in the three months ended May 31, 2001. This charge was for costs associated with the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation’s Internet unit. More specifically, the restructure charge included $29.1 million ($25.3 million in the three months ended May 31, 2001) for employee termination benefits, $2.1 million for facility rationalization costs, $1.5 million for lease exit costs, $17.7 million for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6.4 million of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002.

The following table summarizes the remaining reserve associated with the 2002 restructure charge:

(In thousands of dollars)

		Facility	Lease
	Termination	Rationalization	Exit	Other
	Benefits	Costs	Costs	Costs	Total

Balance at March 1, 2002	$17,977	$225	$1,500	$81	$19,783

Cash expenditures	(5,623)	(185)	(585)	(81)	(6,474)

Balance at May 31, 2002	$12,354	$40	$915	—	$13,309

Included in accrued liabilities at May 31, 2002 is $13,309 representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006.

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

Social Expression Product Segment Net sales, net of intersegment items, for the three months ended May 31, 2002, increased $45.5 million from the same period in the prior year, an increase of 12.8% from the prior year. Generally higher everyday card and accessory sales across all operating divisions of the segment drove the increase.

Segment earnings, net of intersegment items, for the three months ended May 31, 2002, increased $64.5 million from the same period in the prior year. The increase reflects the higher net sales and savings as a result of the Corporation’s restructuring efforts.

AmericanGreetings.com Segment Net sales increased $3.8 million for the three months ended May 31, 2002 compared to the prior year, due to higher subscription revenue, reflecting the shift to a subscription-based model from an advertising revenue-driven site.

The segment loss for the three months was $0.6 million lower than the prior year. This reduction in the loss reflects the higher revenues.

Liquidity and Capital Resources

The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Statement of Financial Position for May 31, 2001 has been included.

Operating activities provided $40.5 million in cash during the three months ended May 31, 2002, compared to a use of $43.4 million in the same period in the prior year. The increase in earnings in the period combined with lower payments under customer contracts were the significant factors in the improvement from prior year.

The reduction in depreciation and amortization from $21.4 million in the prior year to $16.8 million in the current year reflects the discontinuance of amortization of goodwill as a result of the adoption of EITF 01-09 effective March 1, 2002. Amortization of goodwill in the three months ended May 31, 2001 was $3.0 million.

The adjustment for deferred and refundable income taxes changed from an addition of $0.5 million in the prior year to a reduction of $16.9 million in the current year, in part due to the effect of the addition of Egreetings Network, Inc. in the prior year.

Accounts receivable increased $43.9 million from February 28, 2002, compared to a decrease of $35.3 million in the same period in the prior year. The increase of $43.9 million in the current year reflects the higher sales level in the current year compared to the same period in the prior year. The decrease of $35.3 million in the prior year was due to a lower level of sales, including the effect of the reduction in sales related to the conversion to scan-based trading for the majority of retail stores of two of the Corporation’s customers. Allowances for receivables related to returns and doubtful accounts decreased from $213.8 million at May 31, 2001 to $143.7 million at May 31, 2002. This decrease reflected a reduction in the reserve included last year for the returns related to the conversion to scan-based trading, a decrease in seasonal shipments in the current year in an effort to reduce returns, and an improvement in the aging of receivables. These factors had minimal impact on the net trade accounts receivable amounts. As a percentage of the prior twelve months’ net sales, net accounts receivable were 16.6% at May 31, 2002 compared to 17.5% at May 31, 2001. (The change in the ratio for May 31, 2001 from that previously reported is due to the reclassifications of certain customer incentives from expenses to reductions of net sales.)

Inventories increased $10.8 million from February 28, 2002, compared to a decrease of $5.6 million in the same period in the prior year. The increase of $10.8 million in the current year reflects usual seasonal inventory build for the Christmas season. The decrease of $5.6 million in the prior year included the inventory write-down of $53.6 million recorded in the three months ended May 31, 2001, offset partially by higher inventory build levels last year. Inventories as a percentage of the prior twelve months’ material, labor and other production costs were 34.2% at May 31, 2002 compared to 36.7% at May 31, 2001.

Amortization of deferred costs exceeded cash payments by $50.8 million for the three months ended May 31, 2002, compared to $6.5 million for the same period in the prior year, reflecting a decreased level of payments made under customer contracts in the current year compared to last year. Approximately one-half of that decrease is due to timing, as cash payments are expected to be higher in the later part of the year.

Accounts payable and other liabilities increased $1.8 million during the three months ended May 31, 2002 compared to a decrease of $91.7 million in the same period in the prior year. The increase in the current year reflects an increase in current income taxes payable and trade accounts payable, offset by payments made to decrease various compensation-related liabilities. The decrease in the prior year reflected the finalization of the current income taxes payable amount related to the Corporation’s acquisition of Gibson Greetings, Inc. Approximately $6.5 million related to restructure liabilities was paid during the three months ended May 31, 2002.

The $7.3 million of other — net operating activities includes $5.2 million of income tax benefit related to employee compensation plans during the three months ended May 31, 2002.

Investing activities provided $21.7 million in cash during the three months ended May 31, 2002, compared to no net cash use in the same period in the prior year. The current year amount includes proceeds of $17.0 million from the sale of the Corporation’s investment in shares of Clinton Cards plc in the UK.

Total debt less cash at May 31, 2002 was $682.4 million, compared to $759.9 million at May 31, 2001. Debt as a percentage of debt plus equity was 46.9% at May 31, 2002, compared to 47.5% at May 31, 2001. On a per-share basis, shareholders’ equity decreased from $15.25 at May 31, 2001 to $14.81 at May 31, 2002.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2002, the end of its preceding fiscal year, to May 31, 2002, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31, 2001, the end of the corresponding fiscal quarter last year, to May 31, 2002, except the changes discussed above and aside from normal seasonal fluctuations.

Propsective Information

The statements contained in this document that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited to retail bankruptcies and consolidations, successful integration of acquisitions, a weak retail environment, consumer acceptance of products as priced and marketed, the impact of technology on core product sales and competitive terms of sale offered to customers. Risks pertaining specifically to the Corporation’s electronic marketing business include the ability of AmericanGreetings.com to attract strategic partners as investors, the viability of online advertising as a revenue generator, and the public’s acceptance of online greetings and other social expression products.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

1.	In re: Underground Storage Tank Release Report United States Environmental Protection Agency (US EPA) Facility ID# TN 1-300153 Tennessee Department of Environment & Conservation (TDEC) v. Plus Mark

This matter was previously disclosed in Form 10-K for the period ended February 28, 2002. In January 2000, Plus Mark, Inc. (“Plus Mark”), a wholly owned subsidiary of the Corporation, received a request from US EPA in connection with the excavation of eight underground storage tanks at Plus Mark’s Afton, TN facility to perform initial site characterization for both soil and groundwater. After Plus Mark submitted the initial test results, US EPA concluded that no further action was required regarding soil, but that further site characterization was required for groundwater. US EPA transferred the matter to TDEC for administration. In November 2001, Plus Mark voluntarily entered into a Remediation Order with TDEC. A Remediation Plan addressing groundwater contamination, including a plan for off-site work, was approved by TDEC in June 2002.

2.	In re: Tennessee Dept. of Environment and Conservation (TDEC) v. Cleo Tennessee State Superfund Site — Carl Wright Site, Henry County, TN

This matter was previously disclosed in Form 10-K for the period ended February 28, 2002. In May 1998, TDEC informed Gibson Greetings Inc. (“Gibson”), now a wholly owned subsidiary of the Corporation, that Cleo, a former subsidiary of Gibson, may be a potentially responsible party for the costs incurred by the State of Tennessee in remediating the Carl Wright Site. TDEC notified Gibson that storage drums recovered from the Site during clean up bore “Cleo Wrap” labels. Gibson had agreed to indemnify Cleo and its shareholder, CSS, against various environmental liabilities, in connection with the sale of Cleo to CSS. Gibson’s share of the estimated clean up cost is not expected to be material. In November 2001, the Division of Superfund issued a second notice of assessment to “Cleo Wrap/Gibson Greetings” for $94,261.55, representing 8.3% of the clean-up costs assessed. The assessment was paid in January 2002. TDEC issued a 10% refund for timely payment and an order of contribution protection in June 2002.

Item 6. Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone Joseph B. Cipollone Controller Chief Accounting Officer

July 15, 2002