Form 10-Q
period 2002-08-31
AMERICAN GREETINGS CORP
filed 2002-10-15
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	August 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-13859

AMERICAN GREETINGS CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0065325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One American Road, Cleveland, Ohio	44144

(Address of principal executive offices)	(Zip Code)

(216) 252-7300

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No

As of August 31, 2002, the date of this report, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common 61,232,772
Class B Common 4,602,562

AMERICAN GREETINGS CORPORATION
INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES		28

CERTIFICATIONS		29

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Six Months Ended
	August 31,

	2002	2001

Net sales	$881,143	$789,356

Costs and expenses:
Material, labor and other production costs	380,098	415,698
Selling, distribution and marketing	298,243	331,974
Administrative and general	133,733	143,198
Restructure charges	—	52,925
Interest expense	39,795	35,525
Other (income) — net	(18,348)	(4,070)

Total costs and expenses	833,521	975,250

Income (loss) before income tax expense (benefit)	47,622	(185,894)
Income tax expense (benefit)	18,906	(70,082)

Net income (loss)	$28,716	$(115,812)

Earnings (loss) per share	$0.44	$(1.82)

Earnings (loss) per share — assuming dilution	$0.41	$(1.82)

Dividends per share	$—	$—

Average number of common shares outstanding	65,408,114	63,500,674

Average number of common shares outstanding – assuming dilution	78,917,978	63,500,674

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended
	August 31,

	2002	2001

Net sales	$396,913	$395,112

Costs and expenses:
Material, labor and other production costs	193,584	182,871
Selling, distribution and marketing	148,144	169,782
Administrative and general	65,244	77,429
Interest expense	20,141	22,089
Other (income) expense — net	(4,022)	270

Total costs and expenses	423,091	452,441

Loss before income tax (benefit)	(26,178)	(57,329)
Income tax (benefit)	(10,393)	(21,613)

Net loss	$(15,785)	$(35,716)

Loss per share	$(0.24)	$(0.56)

Loss per share — assuming dilution	$(0.24)	$(0.56)

Dividends per share	$—	$—

Average number of common shares outstanding	65,801,676	63,502,624

Average number of common shares outstanding – assuming dilution	65,801,676	63,502,624

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note A)	(Unaudited)
	August 31, 2002	Feb. 28, 2002	August 31, 2001

ASSETS

Current assets
Cash and cash equivalents	$174,174	$100,979	$74,883
Trade accounts receivable, less allowances of $79,425, $137,121 and $143,725, respectively (principally for sales returns and doubtful accounts)	337,817	288,986	369,544
Inventories	353,348	290,804	429,657
Deferred and refundable income taxes	164,853	200,206	164,924
Prepaid expenses and other	210,285	185,207	215,298

Total current assets	1,240,477	1,066,182	1,254,306
Goodwill — net	205,998	199,195	227,202
Other assets	828,329	933,133	906,291
Property, plant and equipment — at cost	1,036,755	1,034,211	1,077,387
Less accumulated depreciation	641,910	617,726	622,800

Property, plant and equipment — net	394,845	416,485	454,587

	$2,669,649	$2,614,995	$2,842,386

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$15,145	$11,720	$141,311
Accounts payable	159,117	130,601	152,574
Accrued liabilities	129,974	188,356	198,340
Accrued compensation and benefits	81,152	109,004	86,667
Dividends payable	—	—	6,367
Income taxes	174,058	150,588	128,303
Other current liabilities	138,100	125,771	132,014

Total current liabilities	697,546	716,040	845,576

Long-term debt	845,985	853,113	850,250
Other liabilities	131,963	115,795	199,585
Deferred income taxes	22,741	27,628	23,005
Shareholders’ equity	971,414	902,419	923,970

	$2,669,649	$2,614,995	$2,842,386

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 31,

	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$28,716	$(115,812)
Adjustments to reconcile to net cash provided (used) by operating activities:
Restructure charges	—	50,264
(Gain) on sale of marketable security	(12,027)	—
Depreciation and amortization	33,167	42,401
Deferred and refundable income taxes	30,481	27,170
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade accounts receivable	(44,875)	18,717
Increase in inventories	(59,105)	(64,399)
Decrease (increase) in other current assets	3,126	(2,287)
Decrease (increase) in deferred cost — net	75,996	(60,555)
Decrease in accounts payable and other liabilities	(35,891)	(71,266)
Other — net	8,813	7,344

Cash Provided (Used) by Operating Activities	28,401	(168,423)

INVESTING ACTIVITIES:
Property, plant & equipment additions	(8,085)	(20,988)
Proceeds from sale of property, plant & equipment	1,460	164
Investment in corporate-owned life insurance	3,911	2,467
Other — net	33,082	(4,449)

Cash Provided (Used) by Investing Activities	30,368	(22,806)

FINANCING ACTIVITIES:
Reduction of long-term debt	(6,614)	(78,402)
Increase in long-term debt	—	540,555
Increase (decrease) in short-term debt	294	(234,580)
Sale of stock under benefit plans	20,813	137
Purchase of treasury shares	(67)	(214)
Dividends to shareholders	—	(13,075)

Cash Provided by Financing Activities	14,426	214,421

INCREASE IN CASH AND CASH EQUIVALENTS	73,195	23,192
Cash and Cash Equivalents at Beginning of Year	100,979	51,691

Cash and Cash Equivalents at End of Period	$174,174	$74,883

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Thousands of dollars except share and per share amounts)

Three and Six Months Ended August 31, 2002 and 2001

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

Certain amounts in the prior year financial statements have been reclassified to conform with the 2003 presentation. The Corporation adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), effective March 1, 2002. As a result, certain amounts in the prior year financial statements have been reclassified. See Note C for further discussion.

For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended February 28, 2002.

Note B — Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note C — Recent Accounting Pronouncements:

In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF 01-09, which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, and EITF 00-14, “Accounting for Certain Sales Incentives”. EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a reduction of revenue. The Corporation adopted EITF 01-09, effective March 1, 2002, as required. Certain amounts related to incentive payments, amortization of deferred costs and other customer benefits have been reclassified in the prior year results to conform with the 2003 presentation. Those reclassifications resulted in decreases to material, labor and other production costs of $22,319 and $3,530 for the six and three months ended August 31, 2001, respectively; and selling, distribution and marketing costs of $182,290 and $89,583 for the six and three months ended August 31, 2001, respectively, with corresponding decreases in net sales in those periods. These reclassifications did not affect pre-tax income.

On March 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This Statement, which supersedes APB Opinion No. 17, “Intangible Assets”, eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. Effective March 1, 2002, the Corporation discontinued amortization of its goodwill in accordance with this Statement. For the six months and three months ended August 31, 2001, the Corporation’s results included $5,678 ($3,537 net of tax) and $2,647 ($1,649 net of tax), respectively, of amortization expense related to goodwill included in other (income) expense – net in the Consolidated Statement of Operations.

Adjusted information, assuming the adoption of the non-amortization provisions of this Statement for the six and three months ended August 31, 2001, is as follows:

	Six Months Ended August 31

	2002	2001

Reported net income (loss)	$28,716	$(115,812)
Add back: goodwill amortization – net of tax	—	3,537

Adjusted net income (loss)	$28,716	$(112,275)

Reported earnings (loss) per share	$0.44	$(1.82)
Add back: goodwill amortization – net of tax	—	0.06

Adjusted earnings (loss) per share	$0.44	$(1.76)

Reported earnings (loss) per share – assuming dilution	$0.41	$(1.82)
Add back: goodwill amortization – net of tax	—	0.06

Adjusted earnings (loss) per share – assuming dilution	$0.41	$(1.76)

	Three Months Ended August 31

	2002	2001

Reported net loss	$(15,785)	$(35,716)
Add back: goodwill amortization – net of tax	—	1,649

Adjusted net loss	$(15,785)	$(34,067)

Reported earnings (loss) per share	$(0.24)	$(0.56)
Add back: goodwill amortization – net of tax	—	0.03

Adjusted earnings (loss) per share	$(0.24)	$(0.53)

Reported earnings (loss) per share – assuming dilution	$(0.24)	$(0.56)
Add back: goodwill amortization – net of tax	—	0.03

Adjusted earnings (loss) per share – assuming dilution	$(0.24)	$(0.53)

At August 31, 2002, intangible assets subject to the amortization provisions of SFAS No. 142, net of accumulated amortization, were $1,240. The Corporation does not have any indefinite-lived intangible assets.

SFAS No. 142 also requires goodwill to be tested for impairment at least annually at a level of reporting defined in the Statement as a “reporting unit”. The Corporation completed the first step of the transitional impairment test for goodwill during the three months ended August 31, 2002 and determined there were no indicators of impairment as of March 1, 2002. As such, the Corporation will not record a cumulative effect charge as of March 1, 2002 for the adoption of SFAS No. 142.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the six months ended August 31, 2002 by segment is as follows:

	Social Expression	AmericanGreetings.	Non-reportable
	Products	com	Segments	Total

Balance at March 1, 2002	$137,003	$42,669	$19,523	$199,195
Foreign currency translation	6,789	—	14	6,803

Balance at August 31, 2002	$143,792	$42,669	$19,537	$205,998

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued. This Statement, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of”, provides a single accounting model for the disposal of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This important distinction states that assets held-for-sale are to be reported at the lower of their fair values or carrying amounts and that depreciation is no longer recognized. The Corporation has adopted SFAS No. 144 effective March 1, 2002. There was no material impact on the Corporation’s results of operations, financial position or cash flow upon adoption of this Statement.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, was issued. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires that debt extinguishment must meet the criteria under APB Opinion No. 30 to be classified as an extraordinary item. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Corporation has not yet determined the impact, if any, that this Statement will have on the financial statements of the Corporation.

In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities”, was issued. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities should be recorded when incurred instead of when it is probable as currently required by SFAS No. 5 “Accounting for Contingencies”. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item.

Note D – Other (Income) – Net

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

Note E – Special Charges and Restructure Reserves

During 2002, the Corporation undertook three initiatives: the reorganization of the core greeting card business, the implementation of scan-based trading, and a change in the contractual relationship with a strategic partner of the Corporation’s Internet business. In total, the Corporation incurred $314,448 of pre-tax special charges during 2002 in connection with these initiatives. The Corporation recorded $170,494 of pre-tax special charges during the six months ended August 31, 2001.

Included in the special charges for 2002 noted above is a restructure charge of $56,715 ($35,333 net of tax, or earnings per share of $0.56), of which $52,925 ($32,970 net of tax, or earnings per share of $0.52) was recorded in the six months ended August 31, 2001. This charge was for costs associated with the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation’s Internet unit. More specifically, the restructure charge included $29,053 ($25,263 in the six months ended August 31, 2001) for employee termination benefits, $2,054 for facility rationalization costs, $1,500 for lease exit costs, $17,727 for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6,381 of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002.

The following table summarizes the remaining reserve associated with the restructure charge at August 31, 2002:

		Facility	Lease
	Termination	Rationalization	Exit	Other
	Benefits	Costs	Costs	Costs	Total

Balance at March 1, 2002	$17,977	$225	$1,500	$81	$19,783

Cash expenditures	(9,479)	(185)	(979)	(81)	(10,724)

Balance at August 31, 2002	$8,498	$40	$521	—	$9,059

Included in accrued liabilities at August 31, 2002 is $9,059 representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006.

In addition, the Corporation recorded a charge of $54,130 during the six months ended August 31, 2001 to write down inventory in its domestic operations to net realizable value associated with its initiatives. All of the affected inventory was physically disposed of in 2002. This amount is classified as material, labor and other production costs. Also, $10,084 of non-recurring project-related pre-tax costs associated with the restructure efforts were incurred during the six months.

Also during the six months ended August 31, 2001, the Corporation began implementing its scan-based trading business model with certain of its retailers. The impact of its implementation was reductions in its net sales and material, labor and other production costs of approximately $56,207 and $10,068, respectively, as well as non-recurring administrative costs of $7,216, for a net pre-tax impact of approximately $53,355 or a net of tax impact of $0.52 per share.

In summary, the pre-tax special charges recorded in the six months ended August 31, 2001 consisted of the following:

Severance	$25,263

Lease exit costs	1,500

Facility shutdown costs	2,054

Change in contractual relationship	17,727

Other costs	6,381

Restructure charge	$52,925

Inventory write-down	54,130

Scan-based trading initiative	53,355

Other restructuring charges	10,084

Total special charges	$170,494

Of the $170,494 incurred during the six months ended August 31, 2001, $12,367 was incurred during the three months ended August 31, 2001.

Note F – Debt

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

On August 9, 2001, the Corporation entered into a new $350,000 senior secured credit facility that was amended to $320,000 on July 22, 2002. This facility consists of three tranches: (1) a $75,000, 364-day revolving facility, of which there were no amounts outstanding at August 31, 2002; (2) a $120,000 revolving facility maturing January 15, 2006, of which there were no amounts outstanding at August 31, 2002; and (3) a $125,000 term loan maturing June 15, 2006, at an interest rate of 6.4% at August 31, 2002. On July 22, 2002 the Corporation exercised its option on the 364-day revolving facility for an additional 364 days. At the request of the Corporation the facility was reduced from $120,000 to $75,000. The Corporation has the option to request a one-year extension of the 364-day revolving facility. The term loan is payable in twenty quarter-annual principal installments, commencing November 30, 2001, and continuing on the last day of each succeeding February, May, August, and November thereafter. The credit facility is secured by the domestic assets of the Corporation and a 66 2/3% interest in the common stock of its foreign subsidiaries. The credit facility contains various restrictive covenants which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and earnings requirements. The credit facility also restricts the Corporation’s ability to incur additional indebtedness and to engage in acquisitions of other businesses and entities.

On August 7, 2001, the Corporation entered into a three-year Accounts Receivable Securitization Financing that provides for up to $250,000 and is secured by certain trade accounts receivable. At the request of the Corporation, on August 6, 2002, the agreement was amended reducing the available financing from $250,000 to $200,000. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. There were no borrowings outstanding under this agreement at August 31, 2002.

Note G – Acquisitions

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

Note H – Earnings (Loss) Per Share

The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share — assuming dilution:

	Six Months Ended
	August 31,

	2002	2001

Numerator:

Net income (loss)	$28,716	$(115,812)

Dilutive effect of interest on convertible subordinated notes if converted, net of tax	3,701	—

Net income (loss) assuming dilution	$32,417	$(115,812)

Denominator (thousands):

Weighted average shares outstanding	65,408	63,501

Effect of dilutive securities:

Stock options	919	--

Convertible subordinated notes	12,591	--

Adjusted weighted average shares outstanding	78,918	63,501

Earnings (loss) per share	$0.44	$(1.82)

Earnings (loss) per share — assuming dilution	$0.41	$(1.82)

The effect of the convertible subordinated notes and stock options has been excluded for the six months ended August 31, 2001 because the effect would have been antidilutive.

The loss per share for the three months ended August 31, 2002 and 2001 was $(0.24) and $(0.56), respectively. The effect of the convertible subordinated notes and stock options has been excluded for the three months ended August 31, 2002 and 2001 because the effect would have been antidilutive.

Note I — Comprehensive Income (Loss)

The Corporation’s total comprehensive income (loss) is as follows:

	Six Months Ended
	August 31,

	2002	2001

Net income (loss)	$28,716	$(115,812)

Other comprehensive income (loss):

Foreign currency translation adjustments	20,207	(2,344)

Reclassification of realized gain on available-for-sale securities, net of tax	(6,051)	—

Unrealized gain on available-for-sale securities, net of tax	—	1,678

Other comprehensive income (loss)	14,156	(666)

Total comprehensive income (loss)	$42,872	$(116,478)

	Three Months Ended
	August 31,

	2002	2001

Net loss	$(15,785)	$(35,716)

Other comprehensive income (loss):

Foreign currency translation adjustments	12,020	(1,374)

Unrealized gain on available-for-sale securities, net of tax	—	798

Other comprehensive income (loss)	12,020	(576)

Total comprehensive loss	$(3,765)	$(36,292)

Note J — Business Segment Information

	Six Months Ended
	August 31,

	2002	2001

Net Sales

Social Expression Products	$747,620	$695,484

Intersegment items	(37,169)	(39,571)

Total	710,451	655,913

AmericanGreetings.com	17,315	15,340

Non-reportable segments	157,734	166,438

Special charges	—	(54,469)

Unallocated items — net	(13,079)	428

Exchange rate adjustment — net	8,722	5,706

Consolidated total	$881,143	$789,356

Earnings (Loss)

Social Expression Products	$162,941	$86,697

Intersegment items	(26,710)	(28,458)

Total	136,231	58,239

AmericanGreetings.com	(3,642)	(4,592)

Non-reportable segments	2,684	10,282

Special charges	—	(170,494)

Unallocated items — net	(89,434)	(79,340)

Exchange rate adjustment — net	1,783	11

Consolidated total	$47,622	$(185,894)

	Three Months Ended
	August 31,

	2002	2001
Net Sales

Social Expression Products	$328,251	$318,680

Intersegment items	(19,872)	(19,350)

Total	308,379	299,330

AmericanGreetings.com	6,244	8,089

Non-reportable segments	76,681	81,828

Special charges	—	2,031

Unallocated items — net	(138)	420

Exchange rate adjustment — net	5,747	3,414

Consolidated total	$396,913	$395,112

Earnings (Loss)

Social Expression Products	$22,098	$8,067

Intersegment items	(13,921)	(13,451)

Total	8,177	(5,384)

AmericanGreetings.com	(1,662)	(2,055)

Non-reportable segments	(1,198)	3,677

Special charges	—	(12,367)

Unallocated items — net	(32,494)	(42,051)

Exchange rate adjustment — net	999	851

Consolidated total	$(26,178)	$(57,329)

As a result of the Corporation’s restructure efforts, the Plus Mark, Inc. subsidiary has been added to the Social Expression Products segment. This reflects the integration of the production of the domestic gift wrap and boxed card product into that subsidiary and its integration with the Social Expression Products’ operations. This subsidiary now has a substantial mix of both everyday and seasonal products and as a result has similar economic characteristics with the Social Expression Products segment. This subsidiary previously was included in “non-reportable segments,” and the prior year amounts have been reclassified to conform to the current year presentation.

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

As a result of the Corporation’s adoption of EITF 01-09, certain amounts in the prior year financial statements have been reclassified. See Note C for further discussion.

Note K – Inventories

	August 31,	February 28,	August 31,
	2002	2002	2001

Raw materials	$58,263	$55,949	$73,263

Work in process	41,081	34,157	45,171

Finished products	301,776	240,202	351,897

	401,120	330,308	470,331

Less LIFO reserve	(84,964)	(83,907)	(95,412)

	316,156	246,401	374,919

Display materials and factory supplies	37,192	44,403	54,738

Inventories	$353,348	$290,804	$429,657

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note L — Deferred Costs

The Corporation has agreements with certain customers for the supply of greeting cards and related products. Deferred costs relating to these agreements are charged to operations on a straight-line basis over the effective period of each agreement. The Corporation generally enters into these agreements for an initial estimated period of five to six years. The majority of individual agreements include a minimum purchase commitment to the Corporation on the part of the customer. In these cases, the Corporation periodically reviews the progress toward the commitment and adjusts the estimated amortization period accordingly. Deferred costs estimated to be charged to operations during the next year are classified with prepaid expenses and other. Total commitments under the agreement are capitalized as deferred costs and future payment commitments, if any, are recorded as liabilities when the agreements are consummated. Amortization of deferred costs is classified as a reduction of net sales.

As of August 31, 2002, February 28, 2002 and August 31, 2001, deferred costs and future payment commitments are included in the following financial statement captions:

	August 31,	February 28,	August 31,
	2002	2002	2001

Prepaid expenses and other	$162,888	$134,853	$152,593

Other assets	736,340	814,606	820,476

Other current liabilities	(120,727)	(111,636)	(119,117)

Other liabilities	(94,128)	(80,732)	(161,447)

	$684,373	$757,091	$692,505

Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Developments

During the three months ended August 31, 2002 the Corporation continued to realize the benefits and cost savings from the restructure and other initiatives undertaken during Fiscal 2002. These restructuring benefits are evident in the operating margin improvement and helped drive the earnings growth compared to prior year. In addition, some of the increase in net sales was due to the increase from the prior year in the number of stores of a significant customer, as some of the stores were converted to carry the Corporation’s product in the second quarter of Fiscal 2002.

Another indicator of the Corporation’s improved performance was the strong cash flow from operations and cash balance at August 31, 2002. The cash flow provided by operating and investing activities was $58.8 million, compared to a use of $191.2 million in the prior year. This was driven mainly by lower payments for contractual deferred costs and the one-time gain on the sale of a marketable security during the period, which provided earnings per share of $0.11 for the six months ($0.10 assuming dilution). Excluding the impact of the 2002 special charges, cash flow resulting from net working capital changes was improved from prior year.

The prior year results were impacted by the following pre-tax special charges totaling $170.5 million during the six months ended August 31, 2001:

•	A restructuring charge of $52.9 million, including $35.2 million for the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs; and $17.7 million related to the completion of contractual changes with an online strategic partner of the Corporation’s Internet unit. In addition, $10.1 million of non-recurring administrative costs related to the restructure were incurred.

•	A charge of $54.1 million to reduce the value of inventory in the Corporation’s domestic operations to net realizable value associated with its one-time efforts. These efforts include a brand rationalization and product line size reduction, which entail the elimination of the Corporation’s Forget Me Not greeting card brand.

•	The beginning of conversion to scan-based trading for the majority of stores of two retail customers, resulting in reductions in net sales of $56.2 million and in material, labor and other production costs of $10.1 million, as well as additional non-recurring administrative costs of $7.2 million.

     All activities were materially completed by February 28, 2002.

Results of Operations

For the three months ended August 31, 2002, net sales were $396.9 million, a 0.5% increase from $395.1 million in the same period in the prior year. The sales volume during the three months was negatively impacted by the loss of a retail customer account and a reduction in the number of store doors for another retail customer. On a continuing-customer basis, net sales in the U.S. and Canada were up approximately 6% over the same period in the prior year. For the six months ended August 31, 2002, net sales were $881.1 million, an 11.6% increase from $789.4 million in the same period in the prior year. Included in the prior-year six month amount is a reduction of $56.2 million for the conversion to scan-based trading for the buy-back of inventory for two of the Corporation’s retail customers; excluding this conversion, net sales increased 4.4% from the prior year. The increase in net sales over prior year for the six months was due mainly to sales of everyday cards and accessories, offset by lower calendar sell-through.

Excluding the impact of the prior-year conversion to scan-based trading for two of the Corporation’s customers, unit sales of greeting cards increased approximately 11% for the six months over the same period in the prior year. The primary reasons for this increase were the first-quarter sales to the additional stores of a mass retail customer initially added during the second quarter of the prior year and a better alignment of the overall mix of products shipped followed by retail store sell-through. In addition to favorable card unit performance compared to prior year, shipments of everyday accessories showed improvement for much the same reasons.

Due to the second-quarter loss of the retail customer noted above and to lower sales to a mass retail customer due to a reduction in the number of their retail stores, the Corporation anticipates the increase in sales over prior year to moderate during the second half of 2003. These reductions will likely result in net sales being flat or increasing only modestly in the second six months of the year compared to the same period in 2002; unit volume will likely be lower in the second six months of the year compared to the same period in 2002.

The prior year net sales amounts have been reduced by $204.6 million and $93.1 million for the six and three months ended August 31, 2001, respectively, from the $994.0 million and $488.2 million reported for the six and three months ended August 31, 2001, respectively, due to amounts reclassified from material, labor and other production costs and selling, distribution and marketing as a result of the Corporation’s adoption of the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”). See Note C to the Condensed Consolidated Financial Statements for further discussion.

Material, labor and other production costs for the three months ended August 31, 2002 were $193.6 million, an increase from $182.9 million for the same period in the prior year. As a percentage of net sales, these costs were 48.8% in the current period and 46.3% for the three months ended August 31, 2001. The increase in the percentage from same period in the prior year was due to a change in the mix to lower-margin non-card product in one of the subsidiaries.

Material, labor and other production costs for the six months ended August 31, 2002 were $380.1 million, a decrease from $415.7 million for the same period in the prior year. As a percentage of net sales, these costs were 43.1% in the current period. The prior year amount includes a charge of $54.1 million to reduce the value of inventory in the Corporation’s domestic operations to net realizable value associated with its brand rationalization and product line reduction. The prior year amount also includes a reduction of approximately $10.1 million related to the Corporation’s conversion of two retailer customers to scan-based trading. Excluding those items, material, labor and other production costs would have been 44.0% of net sales for the six months ended August 31, 2001. The improvement in margin was due mainly to relatively lower costs associated with increased sales of higher margin everyday cards, and benefits from the restructure efforts, including lower production and facility costs and reduced SKUs. These lower costs were partly offset by a change in the mix to lower-margin non-card product in one of the subsidiaries.

Selling, distribution and marketing costs for the three months ended August 31, 2002 were $148.1 million, a decrease from $169.8 million for the same period in the prior year. Excluding special charges in the prior year, as a percentage of net sales, these costs decreased from 43.2% for the three months ended August 31, 2001 to 37.3% in the three months ended August 31, 2002. For the six months ended August 31, 2002, selling, distribution, and marketing expenses were $298.2 million, a decrease from $332.0 million in the same period of the prior year. Excluding special charges in the prior year, as a percentage of net sales, these costs decreased from 39.3% for the six months ended August 31, 2001 to 33.8% in the six months ended August 31, 2002. The improvement from the prior year three months and six months was due mainly to significant reductions in spending for field services and order filling costs.

Administrative and general expenses decreased $12.2 million to $65.2 million for the three months ended August 31, 2002 compared to $77.4 million for the same period in the prior year. For the six months, administrative and general expenses were $133.7 million, down from $143.2 million in the prior year. The prior year includes $3.3 million and $7.2 million for the three months and six months, respectively, related to the Corporation’s conversion of two retailer customers to scan-based trading; and $8.0 million and $9.2 million for the three months and six months, respectively for special charges associated with the Corporation’s restructuring efforts. The higher costs for the six months ended August 31, 2002 over the same period in the prior year (excluding the scan-based trading conversion and other special charges) were mainly a result of profit sharing expenses recorded in the current year. In addition, the current year amount includes additional bad debt expense to reflect the proposed liquidation of a mass retail chain account.

Interest expense decreased to $20.1 million for the three months ended August 31, 2002 from $22.1 million for the same period in the prior year. For the six months ended August 31, 2002 interest expense increased to $39.8 million from $35.5 million for the same period last year, mainly due to the Corporation’s debt levels increasing later in the prior year in order to fund the Corporation’s reorganization and scan-based trading initiative and other general purposes in the prior year. Higher interest rates on the Corporation’s new credit facilities completed in the second quarter of 2002 also contributed to the increase in interest expense.

Other expense (income) – net was $4.0 million of income for the three months ended August 31, 2002, up from $0.3 million of expense in the same period in the prior year. For the six months of this year, this caption has income of $18.3 million as compared to $4.1 million in the same period of the prior year. The three and six months in the prior year include $2.6 million and $5.7 million, respectively, of amortization of goodwill; see Note C. Included in the first quarter of the current year is a pre-tax gain of $12.0 million on a marketable security investment held by the Corporation’s United Kingdom subsidiary which was sold during the period.

The effective tax rate for the six months was 39.7%, an increase from 37.7% in the prior year. A large portion of the increase is due to higher effective rates in certain foreign operations.

Earnings per share and earnings per share assuming dilution were $0.44 and $0.41, respectively, for the six months ended August 31, 2002, compared to a loss per share in the prior year of $(1.82). The prior year included various special charges equating to $1.67 per share as follows:

Restructuring charge	$0.52

Inventory write-down	0.52

Conversion to scan-based trading	0.52

Other restructure activities	0.11

Total special charges	$1.67

Excluding the above items, loss per share for the six months ended August 31, 2001 was $(0.15).

Restructuring Activities

Fiscal 2002

Included in the special charges for 2002 noted above is a restructure charge of $56.7 million ($35.3 million net of tax, or earnings per share of $0.56), of which $52.9 million ($32.9 million net of tax, or earnings per share of $0.52) was recorded in the six months ended August 31, 2001. This charge was for costs associated with the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation’s Internet unit. More specifically, the restructure charge included $29.1 million ($25.3 million in the six months ended August 31, 2001) for employee termination benefits, $2.1 million for facility rationalization costs, $1.5 million for lease exit costs, $17.7 million for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6.4 million of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002.

The following table summarizes the remaining reserve associated with the 2002 restructure charge:

	(In thousands of dollars)
		Facility	Lease
	Termination	Rationalization	Exit	Other
	Benefits	Costs	Costs	Costs	Total

Balance at March 1, 2002	$17,977	$225	$1,500	$81	$19,783

Cash expenditures	(9,479)	(185)	(979)	(81)	(10,724)

Balance at August 31, 2002	$8,498	$40	$521	—	$9,059

Included in accrued liabilities at August 31, 2002 is $9,059 representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006.

Segment Information

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. AmericanGreetings.com is an Internet-based provider of greetings and other social communication content to consumers and Internet-based businesses.

Social Expression Product Segment

Net sales, net of intersegment items, for the three months ended August 31, 2002, increased $9.0 million from the same period in the prior year, an increase of 3.0% from the prior year. Higher sales of everyday accessories and seasonal cards combined with lower allowances drove this increase for the three months. For the six months, net sales increased $54.5 million or 8.3% from the same period in the prior year. Generally higher everyday card and accessory sales across all operating divisions of the segment drove the increase.

Segment earnings, net of intersegment items, for the three months ended August 31, 2002, improved from a $5.4 million loss in the prior year to earnings of $8.2 million in the current year. For the six months, segment earnings increased from $58.2 million in the prior year to $136.2 million in the current year. These increases continue to reflect the higher net sales and savings this year as a result of the Corporation’s prior year restructuring efforts.

AmericanGreetings.com Segment

Net sales decreased $1.8 million for the three months ended August 31, 2002 compared to the prior year, as higher subscription revenue was more than offset by lower advertising and third-party Internet site management revenues. For the six months, segment net sales increased $2.0 million, with higher subscription revenue only partially offset by lower third-party Internet site management revenues.

The segment loss for the three months was $0.4 million lower than the prior year. For the six months, segment loss was $1.0 million lower than the prior year. These reductions in the loss reflect the higher subscription revenues combined with reductions in administrative and other expenses.

Liquidity and Capital Resources

The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Statement of Financial Position for August 31, 2001 has been included.

Operating activities provided $28.4 million in cash during the six months ended August 31, 2002, compared to a use of $168.4 million in the same period in the prior year. The increase in earnings in the period combined with lower payments under customer contracts were the significant factors in the improvement from prior year. Additionally, excluding the impact of the 2002 special charges, cash flow resulting from net working capital changes was improved from prior year.

The reduction in depreciation and amortization from $42.4 million in the prior year to $33.2 million in the current year reflects the discontinuance of amortization of goodwill as a result of the adoption of SFAS No. 142 effective March 1, 2002. Amortization of goodwill in the six months ended August 31, 2001 was $5.7 million.

Accounts receivable increased $44.9 million from February 28, 2002, compared to a decrease of $18.7 million in the same period in the prior year. The increase of $44.9 million in the current year reflects the higher sales level in the current year compared to the same period in the prior year. The decrease of $18.7 million in the prior year was due to a lower level of sales, driven almost entirely by the effect of the reduction in sales related to the conversion to scan-based trading for the majority of retail stores of two of the Corporation’s customers. Allowances for receivables related to returns and doubtful accounts decreased from $143.7 million at August 31, 2001 to $79.4 million at August 31, 2002. This decrease primarily reflects the elimination of the allowance established to recognize the commitment to convert certain customers to scan-based trading. The remaining allowance levels at both dates are in line with historic levels. As a percentage of the prior twelve months’ net sales, net accounts receivable were 16.7% at August 31, 2002 compared to 18.3% at August 31, 2001, reflecting improved collection performance as well as the reduced payment terms for scan-based trading accounts.

Inventories increased $59.1 million from February 28, 2002, compared to an increase of $64.4 million in the same period in the prior year. The increase of $59.1 million in the current year reflects usual seasonal inventory build for the Christmas season. The prior year included the inventory write-down of $54.1 million recorded in the six months ended August 31, 2001, offset partially by higher inventory build levels last year. Inventories as a percentage of the prior twelve months’ material, labor and other production costs were 39.2% at August 31, 2002 compared to 43.8% at August 31, 2001.

Amortization of deferred costs exceeded cash payments by $76.0 million for the six months ended August 31, 2002, compared to cash payments exceeding amortization by $60.6 million for the same period in the prior year. This reflects a decreased level of payments made under customer contracts in the current year compared to last year when the Corporation acquired a major mass retail account. The Corporation expects amortization and payments to be virtually equal for the balance of the year.

Accounts payable and other liabilities decreased $35.9 million during the six months ended August 31, 2002 compared to a decrease of $71.3 million in the same period in the prior year. The decrease in the current year reflects a decrease in trade accounts payable and payments made to decrease various compensation-related liabilities offset by an increase in current income taxes payable. Approximately $10.7 million related to restructure liabilities was paid during the six months ended August 31, 2002. The decrease in the prior year reflects the finalization of the current income taxes payable amount related to the Corporation’s acquisition of Gibson Greetings, Inc.

The $8.8 million of other – net operating activities during the six months ended August 31, 2002 compared to $7.3 million in the same period in the prior year includes $5.3 million of income tax benefit related to the exercise of employee stock options in the current year and an increase in liabilities related to employee compensation plans in same period in the prior year.

Investing activities provided $30.4 million during the six months ended August 31, 2002, compared to a use of $22.8 in the same period in the prior year. The current year amount includes proceeds of $17.0 million from the sale of the Corporation’s investment in shares of Clinton Cards plc in the UK.

Total debt less cash at August 31, 2002 was $687.0 million, compared to $916.7 million at August 31, 2001. Debt as a percentage of debt plus equity was 47.0% at August 31, 2002, compared to 51.8% at August 31, 2001. On a per-share basis, shareholders’ equity increased from $14.55 at August 31, 2001 to $14.76 at August 31, 2002.

Subsequent to August 31, 2002, the Corporation made a deposit of $60.0 million with the Internal Revenue Service (IRS) in anticipation of the settlement of the IRS’ assessment related to the Corporation’s Corporate-Owned Life Insurance program. See Note O to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended February 28, 2002.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2002, the end of its preceding fiscal year, to August 31, 2002, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31, 2001, the end of the corresponding fiscal quarter last year, to August 31, 2002, except the changes discussed above and aside from normal seasonal fluctuations.

Critical Accounting Policies

Please refer to the discussion of the Corporation’s Critical Accounting Policies as disclosed in the Corporation’s Form 10-K for the year ended February 28, 2002. In addition to those policies and estimates set forth in the Form 10-K, as a result of the adoption of SFAS No. 142, as discussed in Note C to the unaudited condensed consolidated financial statements in this Form 10-Q, the Corporation also considers the accounting for its goodwill, which is a significant asset to the Corporation, to be a critical accounting policy. Changes in management’s judgments and estimates could significantly affect the Corporation’s analysis of the impairment of goodwill. To test goodwill for impairment, the Corporation is required to estimate the fair market value of each of its reporting units. Using management judgments, a model was developed to estimate the fair market value of the reporting units. This fair market value model incorporated the Corporation’s estimates of future cash flows, estimated allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units which could result in an impairment of goodwill.

Prospective Information

The statements contained in this document that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited to retail bankruptcies and consolidations, successful integration of acquisitions, a weak retail environment, consumer acceptance of products as priced and marketed, the impact of technology on core product sales and competitive terms of sale offered to customers. Risks pertaining specifically to AmericanGreetings.com include the viability of Internet advertising as a generator of revenue, and the public’s continued acceptance of paid Internet greetings and other social expression products.

Part 1, Item 4. Controls and Procedures

As of August 31, 2002, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of August 31, 2002. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Party Concepts, Inc. v. Gibson Greetings, Inc.
          American Arbitration Association — Case # 51Y 181 00033 2

Party Concepts, Inc. (“Party Concepts”) has filed an Amended Statement of Claim and demand for arbitration (“Demand”) against Gibson Greetings, Inc. (“Gibson”), a wholly-owned subsidiary of the Corporation, alleging breach of the Supply Agreement between the parties dated as of September 1, 1998. The amount of damages claimed by Party Concepts is not specified in the Demand. Party Concepts, formerly known as The Paper Factory of Wisconsin, Inc., is a national retail chain selling party goods, greeting cards and related products at discount prices. Party Concepts filed for Chapter 11 bankruptcy protection in August 2001. Gibson has filed its answer denying breach of the Supply Agreement and asserting its affirmative defenses and a counter claim for declaratory relief. A three-member arbitration panel has been appointed and discovery is proceeding. The hearing is scheduled for May 2003.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Corporation was held on June 28, 2002.

(b)	The following individuals were elected to Class I of the Corporation’s Board of Directors with term expiring in 2005: Stephen R. Hardis, James C. Spira and Morry Weiss.

The following individuals are continuing directors with term expiring in 2003 (Class II): Jack Kahl, Harry H. Stone and Jerry Sue Thornton.

The following individuals are continuing directors with term expiring in 2004 (Class III): Scott S. Cowen, Harriet Mouchly-Weiss and Charles A. Ratner.

(c)	The vote total was as follows for the election of directors (Class I)

Nominee	Votes For	Votes Withheld

Stephen R. Hardis	96,488,009	9,478,670

James C. Spira	103,478,465	2,488,214

Morry Weiss	103,470,338	2,496,341

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K

On August 14, 2002, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation issued a press release announcing that it intends to submit the certifications required pursuant to the June 27, 2002 order of the Securities and Exchange Commission (the “Commission”) to the largest public companies by October 15, 2002 as required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By: /s/ Joseph B. Cipollone Joseph B. Cipollone Controller Chief Accounting Officer

October 15, 2002

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of
Regulation S-K

I, Morry Weiss, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Greetings Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of American Greetings Corporation as of, and for the periods presented in this quarterly report;

4.	American Greetings Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for American Greetings Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to American Greetings Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of American Greetings Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	American Greetings Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to American Greetings Corporation’s auditors and the audit committee of American Greetings Corporation’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect American Greetings Corporation’s ability to record, process, summarize and report financial data and have identified for American Greetings Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in American Greetings Corporation’s internal controls; and

6.	American Greetings Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 11, 2002	/s/ Morry Weiss Morry Weiss Chairman Chief Executive Officer

Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of American Greetings Corporation, I, Morry Weiss, Chief Executive Officer of American Greetings Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of American Greetings Corporation.

October 11, 2002	/s/ Morry Weiss Morry Weiss Chairman Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of
Regulation S-K

I, Robert P. Ryder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Greetings Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of American Greetings Corporation as of, and for the periods presented in this quarterly report.

4.	American Greetings Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for American Greetings Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to American Greetings Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of American Greetings Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	American Greetings Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to American Greetings Corporation’s auditors and the audit committee of American Greetings Corporation’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect American Greetings Corporation’s ability to record, process, summarize and report financial data and have identified for American Greetings Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in American Greetings Corporation’s internal controls; and

6.	American Greetings Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 11, 2002	/s/ Robert P. Ryder Robert P. Ryder Senior Vice President Chief Financial Officer

Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of American Greetings Corporation, I, Robert P. Ryder, Chief Financial Officer of American Greetings Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of American Greetings Corporation.

October 11, 2002	/s/ Robert P. Ryder Robert P. Ryder Senior Vice President Chief Financial Officer