Form 10-Q
period 2002-11-30
AMERICAN GREETINGS CORP
filed 2003-01-14
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	November 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number	1-13859

AMERICAN GREETINGS CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0065325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One American Road, Cleveland, Ohio	44144

(Address of principal executive offices)		(Zip Code)

(216) 252-7300

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

As of November 30, 2002, the date of this report, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common 61,255,116 Class B Common 4,601,741

AMERICAN GREETINGS CORPORATION
INDEX

Page
Number

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	29

SIGNATURES	30

CERTIFICATIONS	31

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Nine Months Ended
	November 30,

	2002	2001

Net sales	$1,469,954	$1,365,237
Costs and expenses:
Material, labor and other production costs	665,385	707,660
Selling, distribution and marketing	457,971	508,757
Administrative and general	180,777	214,488
Restructure charges	—	52,925
Interest expense	59,364	59,144
Other (income) — net	(19,095)	(2,478)

Total costs and expenses	1,344,402	1,540,496

Income (loss) before income tax expense (benefit)	125,552	(175,259)
Income tax expense (benefit)	49,844	(66,072)

Net income (loss)	$75,708	$(109,187)

Earnings (loss) per share	$1.15	$(1.72)

Earnings (loss) per share — assuming dilution	$1.03	$(1.72)

Dividends per share	$—	$0.20

Average number of common shares outstanding	65,554,677	63,569,030
Average number of common shares outstanding — assuming dilution	78,971,775	63,569,030

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended
	November 30,

	2002	2001

Net sales	$588,811	$575,881
Costs and expenses:
Material, labor and other production costs	285,287	291,962
Selling, distribution and marketing	159,728	176,783
Administrative and general	47,044	71,290
Interest expense	19,569	23,619
Other (income) expense — net	(747)	1,592

Total costs and expenses	510,881	565,246

Income before income tax expense	77,930	10,635
Income tax expense	30,938	4,010

Net income	$46,992	$6,625

Earnings per share	$0.71	$0.10

Earnings per share – assuming dilution	$0.62	$0.10

Dividends per share	$—	$0.10

Average number of common shares outstanding	65,847,805	63,705,743
Average number of common shares outstanding — assuming dilution	79,311,123	63,705,743

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note A)	(Unaudited)
	November 30, 2002	Feb. 28, 2002	November 30, 2001

ASSETS
Current assets
Cash and cash equivalents	$21,801	$100,979	$45,353
Trade accounts receivable, less allowances of $107,716, $137,121 and $185,499 respectively (principally for sales returns and doubtful accounts)	513,922	288,986	538,546
Inventories	295,224	290,804	341,962
Deferred and refundable income taxes	191,991	200,206	151,048
Prepaid expenses and other	228,181	185,207	207,742

Total current assets	1,251,119	1,066,182	1,284,651
Goodwill — net	207,106	199,195	256,259
Other assets	766,617	933,133	901,061
Property, plant and equipment — at cost	1,040,496	1,034,211	1,069,519
Less accumulated depreciation	652,748	617,726	631,186

Property, plant and equipment — net	387,748	416,485	438,333

	$2,612,590	$2,614,995	$2,880,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$37,274	$11,720	$35,056
Accounts payable	162,153	130,601	119,170
Accrued liabilities	140,613	188,356	227,209
Accrued compensation and benefits	92,572	109,004	97,762
Dividends payable	—	—	6,368
Income taxes	94,046	150,588	118,787
Other current liabilities	84,803	125,771	143,775

Total current liabilities	611,461	716,040	748,127
Long-term debt	844,341	853,113	995,239
Other liabilities	110,233	115,795	198,258
Deferred income taxes	24,295	27,628	23,351
Shareholders’ equity	1,022,260	902,419	915,329

	$2,612,590	$2,614,995	$2,880,304

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 30,

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$75,708	$(109,187)
Adjustments to reconcile to net cash used by operating activities:
Restructure charges	—	46,439
(Gain) on sale of marketable security	(12,027)	—
Depreciation and amortization	49,112	62,284
Deferred and refundable income taxes	4,820	41,636
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in trade accounts receivable	(219,517)	(153,099)
(Increase) decrease in inventories	(497)	20,589
Decrease in other current assets	2,525	6,394
Decrease (increase) in deferred cost – net	50,170	(46,551)
Decrease in accounts payable and other liabilities	(93,040)	(67,251)
Other – net	7,824	7,263

Cash Used by Operating Activities	(134,922)	(191,483)
INVESTING ACTIVITIES:
Business acquisitions	—	(35,000)
Property, plant & equipment additions	(17,768)	(21,597)
Proceeds from sale of property, plant & equipment	1,694	3,459
Investment in corporate-owned life insurance	5,257	5,745
Other – net	31,694	(14,058)

Cash Provided (Used) by Investing Activities	20,877	(61,451)
FINANCING ACTIVITIES:
Increase in long-term debt	—	688,485
Reduction of long-term debt	(6,581)	(80,622)
Increase (decrease) in short-term debt	20,476	(341,058)
Sale of stock under benefit plans	21,055	92
Purchase of treasury shares	(83)	(99)
Dividends to shareholders	—	(20,202)

Cash Provided by Financing Activities	34,867	246,596

DECREASE IN CASH AND CASH EQUIVALENTS	(79,178)	(6,338)
Cash and Cash Equivalents at Beginning of Year	100,979	51,691

Cash and Cash Equivalents at End of Period	$21,801	$45,353

See notes to condensed consolidated financial statements.

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands of dollars except share and per share amounts)

Three and Nine Months Ended November 30, 2002 and 2001

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

Note C — Recent Accounting Pronouncements:

In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF 01-09, which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, and EITF 00-14, “Accounting for Certain Sales Incentives”. EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a reduction of revenue. The Corporation adopted EITF 01-09, effective March 1, 2002, as required. Certain amounts related to incentive payments, amortization of deferred costs and other customer benefits have been reclassified in the prior year financial statements to conform with the 2003 presentation. Those reclassifications resulted in decreases to material, labor and other production costs of $43,869 and $21,550 for the nine and three months ended November 30, 2001, respectively; and selling, distribution and marketing costs of $290,292 and $108,002 for the nine and three months ended November 30, 2001, respectively, with corresponding decreases in net sales in those periods. These reclassifications did not affect net income for those periods.

On March 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This Statement, which supersedes APB Opinion No. 17, “Intangible Assets”, eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. Effective March 1, 2002, the Corporation discontinued amortization of its goodwill in accordance with this Statement. For the nine and three months ended November 30, 2001, the Corporation’s results included $9,477 ($5,904 net of tax) and $3,799 ($2,367 net of tax), respectively, of amortization expense related to goodwill included in other (income) expense – net in the Consolidated Statement of Operations.

Adjusted information, assuming the adoption of the non-amortization provisions of this Statement for the nine and three months ended November 30, 2001, is as follows:

	Nine Months Ended November 30

	2002	2001

Reported net income (loss)	$75,708	$(109,187)
Add back: goodwill amortization – net of tax	—	5,904

Adjusted net income (loss)	$75,708	$(103,283)

Reported earnings (loss) per share	$1.15	$(1.72)
Add back: goodwill amortization – net of tax	—	0.09

Adjusted earnings (loss) per share	$1.15	$(1.63)

Reported earnings (loss) per share – assuming dilution	$1.03	$(1.72)
Add back: goodwill amortization – net of tax	—	0.09

Adjusted earnings (loss) per share – assuming dilution	$1.03	$(1.63)

	Three Months Ended November 30

	2002	2001

Reported net income	$46,992	$6,625
Add back: goodwill amortization – net of tax	—	2,367

Adjusted net loss	$46,992	$8,992

Reported earnings per share	$0.71	$0.10
Add back: goodwill amortization – net of tax	—	0.04

Adjusted earnings per share	$0.71	$0.14

Reported earnings per share – assuming dilution	$0.62	$0.10
Add back: goodwill amortization – net of tax	—	0.04

Adjusted earnings per share – assuming dilution	$0.62	$0.14

At November 30, 2002, intangible assets subject to the amortization provisions of SFAS No. 142, net of accumulated amortization, were $1,659. The Corporation does not have any indefinite-lived intangible assets.

SFAS No. 142 also requires goodwill to be tested for impairment at least annually at a level of reporting defined in the Statement as a “reporting unit”. The Corporation completed the first step of the transitional impairment test for goodwill during the three months ended August 31, 2002 and determined there were no indicators of impairment as of March 1, 2002. As such, the Corporation will not record a cumulative effect charge as of March 1, 2002 for the adoption of SFAS No. 142. The Corporation will complete its annual test for impairment as required by SFAS No. 142 during its fourth quarter.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the nine months ended November 30, 2002 by segment is as follows:

	Social Expression	AmericanGreetings.	Non-reportable
	Products	com	Segments	Total

Balance at March 1, 2002	$137,003	$42,669	$19,524	$199,195
Foreign currency translation	7,899	—	12	7,911

Balance at November 30, 2002	$144,902	$42,669	$19,536	$207,106

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

In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities”, was issued. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over any future service period. This Statement also requires that liabilities associated with disposal activities should be recorded when incurred instead of when it is probable as currently required by SFAS No. 5 “Accounting for Contingencies”. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item.

In November 2002, FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and requires expanded and more prominent disclosure of the effects of an entity’s accounting policy in respect to stock-based employee compensation. The disclosure requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Corporation has not yet determined the impact, if any, that this Statement will have on the financial statements of the Corporation.

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

Note E – Special Charges and Restructure Reserves

During 2002, the Corporation undertook three initiatives: the reorganization of the core greeting card business, the implementation of scan-based trading, and a change in a contractual relationship with a strategic partner of the Corporation’s Internet business. In total, the Corporation incurred $314,448 of pre-tax special charges during 2002 in connection with these initiatives. The Corporation recorded $225,472 of pre-tax special charges during the nine months ended November 30, 2001.

Included in the special charges for 2002 noted above is a restructure charge of $56,715 ($35,333 net of tax, or earnings per share of $0.56), of which $52,925 ($32,970 net of tax, or earnings per share of $0.52) was recorded in the nine months ended November 30, 2001. This charge was for costs associated with the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation’s Internet unit. More specifically, the restructure charge included $29,053 ($25,263 in the nine months ended November 30, 2001) for employee termination benefits, $2,054 for facility rationalization costs, $1,500 for lease exit costs, $17,727 for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6,381 of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002.

The following table summarizes the remaining reserve associated with the restructure charge at November 30, 2002:

		Facility	Lease
	Termination	Rationalization	Exit	Other
	Benefits	Costs	Costs	Costs	Total

Balance at March 1, 2002	$17,977	$225	$1,500	$81	$19,783
Cash expenditures	(10,812)	(185)	(1,277)	(81)	(12,355)

Balance at November 30, 2002	$7,165	$40	$223	—	$7,428

Included in accrued liabilities at November 30, 2002 is $7,428 representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006.

In addition, the Corporation recorded a charge of $54,014 during the nine months ended November 30, 2001 to write down inventory in its domestic operations to net realizable value associated with its initiatives. All of the affected inventory was physically disposed of in 2002. This amount is classified as material, labor and other production costs. Also, $34,140 of non-recurring project-related pre-tax costs associated with the restructure efforts were incurred during the nine months ended November 30, 2001.

Also during the nine months ended November 30, 2001, the Corporation began implementing its scan-based trading business model with certain of its retailers. The impact of its implementation was reductions in its net sales and material, labor and other production costs of approximately $65,485 and $10,149, respectively, as well as implementation costs of $29,057. Of the $29,057 of implementation costs, $20,000 has been reclassified as a reduction of net sales in the current presentation of the prior year results to reflect the Corporation’s adoption of EITF 01-09 as discussed in Note C. The net pre-tax impact of the implementation was approximately $84,393 or a net of tax impact of $0.83 per share.

In summary, the pre-tax special charges recorded in the nine months ended November 30, 2001 consisted of the following:

Severance	$25,263
Lease exit costs	1,500
Facility shutdown costs	2,054
Change in contractual relationship	17,727
Other costs	6,381

Restructure charge	$52,925
Inventory write-down	54,014
Scan-based trading initiative	84,393
Other restructuring charges	34,140

Total special charges	$225,472

Of the $225,472 incurred during the nine months ended November 30, 2001, $54,978 was incurred during the three months ended November 30, 2001.

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

On June 29, 2001, the Corporation issued $175,000 of 7.00% convertible subordinated notes, due on July 15, 2006. The notes are convertible at the option of the holders into shares of the Corporation’s common stock at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 principal amount of notes. The convertible notes outstanding could potentially result in the issuance of approximately 12,591,000 shares of the Class A Common Stock of the Corporation. The transaction resulted in net proceeds to the Corporation of $169,589, after deducting transactional expenses. The majority of the proceeds was used to repay indebtedness and to provide funds for general corporate purposes. On August 28, 2001, the Corporation filed Form S-3 with the Securities and Exchange Commission as required to register this debt offering.

On August 9, 2001, the Corporation entered into a new $350,000 senior secured credit facility that was amended to $320,000 on July 22, 2002. This facility consists of three tranches: (1) a $75,000, 364-day revolving facility, of which there was $20,000 outstanding at November 30, 2002; (2) a $120,000 revolving facility maturing January 15, 2006, of which there were no amounts outstanding at November 30, 2002; and (3) a $125,000 term loan maturing June 15, 2006, at an interest rate of 5.9% at November 30, 2002. On July 22, 2002 the Corporation exercised its option on the 364-day revolving facility for an additional 364 days. At the request of the Corporation the facility was reduced from $105,000 to $75,000. The Corporation has the option to request a one-year extension of the 364-day revolving facility. The term loan is payable in twenty quarter-annual principal installments, commencing November 30, 2001, and continuing on the last day of each succeeding February, May, August, and November thereafter. The credit facility is secured by the domestic assets of the Corporation and a 66 2/3% interest in the common stock of its foreign subsidiaries. The credit facility contains various restrictive covenants which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and earnings requirements. The credit facility also restricts the Corporation’s ability to incur additional indebtedness and to engage in acquisitions of other businesses and entities.

On August 7, 2001, the Corporation entered into a three-year Accounts Receivable Securitization Financing that provides for up to $250,000 and is secured by certain trade accounts receivable. At the request of the Corporation, on August 6, 2002, the agreement was amended reducing the available financing from $250,000 to $200,000. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. There were no borrowings outstanding under this agreement at November 30, 2002.

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

Note H – Earnings (Loss) Per Share

The following tables set forth the computation of earnings (loss) per share and earnings (loss) per share — assuming dilution:

	Nine Months Ended
	November 30,

	2002	2001

Numerator:
Net income (loss)	$75,708	$(109,187)
Dilutive effect of interest on convertible subordinated notes if converted, net of tax	5,552	—

Net income (loss) assuming dilution	$81,260	$(109,187)

Denominator (thousands):
Weighted average shares outstanding	65,555	63,569
Effect of dilutive securities:
Stock options	826	—
Convertible subordinated notes	12,591	—

Adjusted weighted average shares outstanding	78,972	63,569

Earnings (loss) per share	$1.15	$(1.72)

Earnings (loss) per share – assuming dilution	$1.03	$(1.72)

	Three Months Ended
	November 30,

	2002	2001

Numerator:
Net income	$46,992	$6,625
Dilutive effect of interest on convertible subordinated notes if converted, net of tax	1,851	—

Net income assuming dilution	$48,843	$6,625

Denominator (thousands):
Weighted average shares outstanding	65,848	63,706
Effect of dilutive securities:
Stock options	872	—
Convertible subordinated notes	12,591	—

Adjusted weighted average shares outstanding	79,311	63,706

Earnings per share	$0.71	$0.10

Earnings per share – assuming dilution	$0.62	$0.10

Certain stock options and convertible debt have been excluded for the three and nine months ended November 30, 2001 because the effect would have been antidilutive.

Note I — Comprehensive Income (Loss)

The Corporation’s total comprehensive income (loss) is as follows:

	Nine Months Ended
	November 30,

	2002	2001

Net income (loss)	$75,708	$(109,187)
Other comprehensive income (loss):
Foreign currency translation adjustments	23,845	(13,934)
Reclassification of realized gain on available-for-sale securities, net of tax	(6,051)	—
Unrealized gain on available-for-sale securities, net of tax	—	2,088

Other comprehensive income (loss)	17,794	(11,846)

Total comprehensive income (loss)	$93,502	$(121,033)

	Three Months Ended
	November 30,

	2002	2001

Net income	$46,992	$6,625
Other comprehensive income (loss):
Foreign currency translation adjustments	3,638	(11,590)
Unrealized gain on available-for-sale securities, net of tax	—	410

Other comprehensive income (loss)	3,638	(11,180)

Total comprehensive income (loss)	$50,630	$(4,555)

     Note J — Business Segment Information

	Nine Months Ended
	November 30,

	2002	2001

Net Sales
Social Expression Products	$1,264,396	$1,242,760
Intersegment items	(60,479)	(64,783)

Total	1,203,917	1,177,977
AmericanGreetings.com	25,341	24,747
Non-reportable segments	237,689	248,146
Special charges	—	(96,735)
Unallocated items — net	(13,044)	1,685
Exchange rate adjustment — net	16,051	9,417

Consolidated total	$1,469,954	$1,365,237

Earnings (Loss)
Social Expression Products	$288,712	$210,659
Intersegment items	(43,438)	(45,349)

Total	245,274	165,310
AmericanGreetings.com	(2,858)	(4,864)
Non-reportable segments	5,760	20,129
Special charges	—	(225,472)
Unallocated items — net	(125,637)	(130,893)
Exchange rate adjustment — net	3,013	531

Consolidated total	$125,552	$(175,259)

	Three Months Ended
	November 30,

	2002	2001

Net Sales
Social Expression Products	$516,776	$547,276
Intersegment items	(23,310)	(25,212)

Total	493,466	522,064
AmericanGreetings.com	8,026	9,407
Non-reportable segments	79,955	81,708
Special charges	—	(42,266)
Unallocated items — net	35	1,257
Exchange rate adjustment — net	7,329	3,711

Consolidated total	$588,811	$575,881

Earnings (Loss)
Social Expression Products	$125,771	$123,962
Intersegment items	(16,728)	(16,891)

Total	109,043	107,071
AmericanGreetings.com	784	(272)
Non-reportable segments	3,076	9,847
Special charges	—	(54,978)
Unallocated items — net	(36,203)	(51,553)
Exchange rate adjustment — net	1,230	520

Consolidated total	$77,930	$10,635

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

Special charges for the period ended November 30, 2001 include the costs associated with the consolidation and rationalization of certain of the Corporation’s operations, including employee severance and benefit termination costs, a change in a contractual relationship with a partner of the Corporation’s Internet unit, an inventory write-down, the implementation of the scan-based trading business model, and other non-recurring costs in connection with these initiatives. See Note E for further discussion.

As a result of the Corporation’s adoption of EITF 01-09, certain amounts in the prior year financial statements have been reclassified. See Note C for further discussion.

Note K – Inventories

	November 30,	February 28,	November 30,
	2002	2002	2001

Raw materials	$55,457	$55,949	$60,827
Work in process	31,921	34,157	38,532
Finished products	255,770	240,202	289,376

	343,148	330,308	388,735
Less LIFO reserve	(82,671)	(83,907)	(95,888)

	260,477	246,401	292,847
Display materials and factory supplies	34,747	44,403	49,115

Inventories	$295,224	$290,804	$341,962

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note L — Deferred Costs

The Corporation has agreements with certain customers for the supply of greeting cards and related products. Deferred costs relating to these agreements are charged to operations, as a reduction of net sales, on a straight-line basis over the effective period of each agreement. The Corporation generally enters into these agreements for an initial estimated period of five to six years. The majority of individual agreements include a minimum purchase commitment to the Corporation on the part of the customer. In these cases, the Corporation periodically reviews the progress toward the commitment and adjusts the estimated amortization period accordingly. Deferred costs estimated to be charged to operations during the next year are classified with prepaid expenses and other. Total commitments under the agreement are capitalized as deferred costs and future payment commitments, if any, are recorded as liabilities when the agreements are consummated.

As of November 30, 2002, February 28, 2002 and November 30, 2001, deferred costs and future payment commitments are included in the following financial statement captions:

	November 30,	February 28,	November 30,
	2002	2002	2001

Prepaid expenses and other	$180,214	$134,853	$151,552
Other assets	675,274	814,606	820,572
Other current liabilities	(70,406)	(111,636)	(133,505)
Other liabilities	(73,763)	(80,732)	(159,193)

	$711,319	$757,091	$679,426

Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Developments

During the three months ended November 30, 2002, net sales increased 2.2% compared to the same period in the prior year. Excluding the impact from the conversion to the scan-based trading for the buy-back of inventory for two of the Corporation’s retail customers in the prior year, net sales decreased 4.7% from the same period in the prior year. As previously reported, the reduction in net sales was expected, due to the second-quarter loss of two retail customers and due to lower sales to a mass retail customer operating under Chapter 11. However, the Corporation continued to realize the benefits and cost savings from the restructure and other initiatives undertaken during 2002. For the three months ended November 30, 2002, pre-tax income as a percentage of net sales was 13.2%, compared to 10.6% for the same period in the prior year, excluding special charges. In addition, the cash flow from operating and investing activities was a use of $114.0 million for the nine months ended November 30, 2002, compared to a use of $252.6 million in the prior year. This was driven mainly by lower payments for contractual deferred costs and the one-time gain on the sale of a marketable security during the period, which also provided earnings per share of $0.11 for the nine months ($0.10 assuming dilution).

The prior year results were impacted by the following pre-tax special charges totaling $225.5 million during the nine months ended November 30, 2001:

•	A restructuring charge of $52.9 million, including $35.2 million for the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs; and $17.7 million related to the completion of contractual changes with an online strategic partner of the Corporation’s Internet unit. In addition, $34.1 million of other non-recurring costs related to the restructure were incurred.

•	A charge of $54.0 million to reduce the value of inventory in the Corporation’s domestic operations to net realizable value associated with its one-time efforts. These efforts include a brand rationalization and product line size reduction, which entail the elimination of the Corporation’s Forget Me Not greeting card brand.

•	The conversion to scan-based trading for the majority of stores of two retail customers, resulting in reductions in net sales of $65.5 million and in material, labor and other production costs of $10.1 million, as well as implementation costs of $29.1 million. Of the $29.1 million of implementation costs, $20 million has been reclassified as a reduction of net sales in the current presentation of the prior year results to reflect the Corporation’s adoption of EITF 01-09 as discussed in Note C.

All activities were materially completed by February 28, 2002.

The prior year net sales amounts have been reduced by $334.2 million and $129.6 million for the nine and three months ended November 30, 2001, respectively, from the $1,699.4 million and $705.4 million reported for the nine and three months ended November 30, 2001, respectively, due to amounts reclassified from material, labor and other production costs and selling, distribution and marketing as a result of the Corporation’s adoption of the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”). See Note C to the Condensed Consolidated Financial Statements for further discussion.

Results of Operations

For the three months ended November 30, 2002, net sales were $588.8 million, a 2.2% increase from $575.9 million in the same period in the prior year. Excluding the special charges in the prior year, however, net sales were down 4.7% from the same period in the prior year. The sales volume during the three months was negatively impacted by the loss of two retail customer accounts, one resulting from a Chapter 7 liquidation and the other resulting from the loss of the account to a competitor. Sales were also lower due to results in a mass retail customer operating in Chapter 11. In addition, the Corporation made the decision to reduce seasonal gross shipments during the three months in an effort to reduce the rate of seasonal product returns. For the nine months ended November 30, 2002, net sales were $1,470.0 million, a 7.7% increase from $1,365.2 million in the same period in the prior year. Included in the prior-year nine month amount are reductions for the conversion to scan-based trading for two of the Corporation’s retail customers and the brand rationalization and product line size reduction; excluding these items, net sales increased 0.5% from the prior year.

Excluding the impact of the prior-year conversion to scan-based trading for two of the Corporation's customers, unit sales of greeting cards were down approximately 11% for the three months ended November 30, 2002 compared to the same period in the prior year. The lower unit volume level reflects the account and store losses noted above and the decision to reduce seasonal shipments, which reduced unit volume by approximately 7% and 9%, respectively, compared to the prior year. Excluding the above items, everyday greeting card unit volume increased approximately 5% over the prior year for the three months ended November 30, 2002.

Excluding the impact of the prior-year conversion to scan-based trading for two of the Corporation's customers, for the nine months ended November 30, 2002, unit sales of greeting cards were approximately 2% higher than the same period in the prior year. The higher unit levels were partially offset by the account and store losses, which reduced unit volume by approximately 4%. The third-quarter seasonal unit sales reduction also affected the nine months to a lesser extent. Excluding the above items, everyday greeting card unit volume increased approximately 6% over the prior year for the nine months.

Material, labor and other production costs for the three months ended November 30, 2002 were $285.3 million, a decrease from $292.0 million for the same period in the prior year. As a percentage of net sales, these costs were 48.5% in the current period and 50.7% for the three months ended November 30, 2001. The prior year quarter included a one time charge of $1.5 million as well as sales adjustments for the brand reduction; excluding these charges, the percentage of material, labor and other production costs to net sales in the three months ended November 30, 2001 was 47.0%. The increase from the prior year is due to a sales mix shift to more costly accessory product categories and the intentional reduction of seasonal greeting card shipments.

Material, labor and other production costs for the nine months ended November 30, 2002 were $665.4 million, a decrease from $707.7 million for the same period in the prior year. As a percentage of net sales, these costs were 45.3% in the current period compared to 51.8% in the same period in the prior year. The prior year amount included a charge of $54.0 million to reduce the value of inventory in the Corporation’s domestic operations to net realizable value associated with its brand rationalization and product line reduction and a reduction of approximately $10.1 million related to the Corporation’s conversion of two retailer customers to scan-based trading. Excluding the one-time items, material, labor and other production costs would have been 45.3% of net sales for the nine months ended November 30, 2001, flat with the prior year. The cost structure reduction due to the prior year restructure efforts was offset by the overall change in the consolidated sales mix to the non-card product, as well as some higher costs related to scan-based trading.

Selling, distribution and marketing costs for the three months ended November 30, 2002 were $159.7 million, a decrease from $176.8 million for the same period in the prior year. Excluding special charges in the prior year, as a percentage of net sales, these costs decreased from 28.6% for the three months ended November 30, 2001 to 27.1% in the three months ended November 30, 2002. The restructure actions taken last year have resulted in reduced costs in the current year in distribution, particularly in order filling, merchandising and field services, and freight costs.

For the nine months ended November 30, 2002, selling, distribution, and marketing expenses were $458.0 million, a decrease from $508.8 million in the same period of the prior year. Excluding special charges in the prior year, as a percentage of net sales, these costs decreased from 34.8% for the nine months ended November 30, 2001 to 31.2% in the nine months ended November 30, 2002. The improvement from the prior year nine months also reflects benefits from the prior-year restructure efforts in lower distribution costs, including order filling, merchandising and field services, and freight costs.

Administrative and general expenses decreased $24.2 million to $47.0 million for the three months ended November 30, 2002 compared to $71.3 million for the same period in the prior year. The prior year included $1.8 million related to the Corporation’s conversion of two retailer customers to scan-based trading; and $9.6 million for special charges associated with the Corporation’s restructuring efforts. Excluding the special charges in the prior year, the decrease in administrative and general expenses for the three months from the same period in the prior year reflects the positive outcome of a customer dispute for which the Corporation had recorded a charge earlier in the year. (For the nine months ended November 30, 2002, there was no net impact on earnings or in administrative and general expenses for the dispute.) Reduced net costs of maintaining the Corporation’s corporate-owned life insurance program also contributed to the lower expense during the period.

For the nine months, administrative and general expenses were $180.8 million, down from $214.5 million in the prior year. The prior year included $9.1 million related to the Corporation’s conversion of two retailer customers to scan-based trading; and $21.2 million for special charges associated with the Corporation’s restructuring efforts.

Interest expense decreased to $19.6 million for the three months ended November 30, 2002 from $23.6 million for the same period in the prior year mainly due to the reduction of debt levels between the periods. For the nine months ended November 30, 2002 interest expense increased to $59.4 million from $59.1 million for the same period last year.

Other expense (income) – net was $0.7 million of income for the three months ended November 30, 2002, compared to $1.6 million of expense in the same period in the prior year. For the nine months of this year, this caption has income of $19.1 million as compared to $2.5 million in the same period of the prior year. The three and nine months in the prior year include $3.8 million and $9.5 million, respectively, of amortization of goodwill; see Note C. Included in the first quarter of the current year is a pre-tax gain of $12.0 million on a marketable security investment held by the Corporation’s United Kingdom subsidiary which was sold during the period.

The effective tax rate for the nine months was 39.7%, an increase from 37.7% in the prior year, due in part to higher effective rates in certain foreign operations.

Earnings per share and earnings per share assuming dilution were $1.15 and $1.03, respectively, for the nine months ended November 30, 2002, compared to a loss per share in the prior year of $(1.72). The prior year included various special charges equating to $2.21 per share as follows:

Restructuring charge	$0.52
Inventory write-down	0.52
Conversion to scan-based trading	0.83
Other restructure activities	0.34

Total special charges	$2.21

Excluding the above items, earnings per share for the nine months ended November 30, 2001 was $0.49.

Restructuring Activities

Fiscal 2002

Included in the special charges for 2002 noted above is a restructure charge of $56.7 million ($35.3 million net of tax, or earnings per share of $0.56), of which $52.9 million ($32.9 million net of tax, or earnings per share of $0.52) was recorded in the nine months ended November 30, 2001. This charge was for costs associated with the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation’s Internet unit. More specifically, the restructure charge included $29.1 million ($25.2 million in the nine months ended November 30, 2001) for employee termination benefits, $2.1 million for facility rationalization costs, $1.5 million for lease exit costs, $17.7 million for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6.4 million of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002.

The following table summarizes the remaining reserve associated with the 2002 restructure charge:

(In thousands of dollars)

		Facility	Lease
	Termination	Rationalization	Exit	Other
	Benefits	Costs	Costs	Costs	Total

Balance at March 1, 2002	$17,977	$225	$1,500	$81	$19,783
Cash expenditures	(10,812)	(185)	(1,277)	(81)	(12,355)

Balance at November 30, 2002	$7,165	$40	$223	—	$7,428

Included in accrued liabilities at November 30, 2002 is $7,428 representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006.

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

Social Expression Product Segment
 Net sales, net of intersegment items, for the three months ended November 30, 2002, decreased $28.6 million or 5.5% from the same period in the prior year. The decrease was mainly due to the loss of two retail customer accounts and a reduction in the number of store doors for another retail customer in the United States. For the nine months, net sales increased $25.9 million or 2.2% from the same period in the prior year. Generally higher everyday card and accessory sales in the international subsidiaries drove the increase.

Segment earnings, net of intersegment items, for the three months ended November 30, 2002, improved from $107.1 million in the prior year to $109.0 million in the current year. The lower net sales for the three months were more than offset by the lower costs that were mainly the result of the savings from the prior-year restructure efforts.

For the nine months, segment earnings increased from $165.3 million in the prior year to $245.3 million in the current year. These increases continue to reflect the higher net sales and savings this year as a result of the Corporation’s prior year restructuring efforts.

AmericanGreetings.com Segment
 Net sales decreased $1.4 million for the three months ended November 30, 2002 compared to the prior year, as higher subscription revenue was more than offset by lower advertising and third-party Internet site management revenues. For the nine months, segment net sales increased $0.6 million, with higher subscription revenue only partially offset by lower third-party Internet site management revenues.

Segment earnings of $0.8 million for the three months ended November 30, 2002, was a $1.1 million improvement from the $0.3 million loss for the same period in the prior year. For the nine months ended November 30, 2002, the segment loss was $2.0 million lower than the prior year. These reductions in the loss reflect the higher subscription revenues combined with reductions in administrative and other expenses.

Liquidity and Capital Resources

The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Statement of Financial Position for November 30, 2001 has been included.

Operating activities used $134.9 million in cash during the nine months ended November 30, 2002, compared to a use of $191.5 million in the same period in the prior year. The increase in earnings in the period combined with lower payments under customer contracts were the significant factors in the improvement from prior year. Additionally, excluding the impact of the 2002 special charges, cash flow resulting from net working capital changes was improved from prior year.

The reduction in depreciation and amortization from $62.3 million in the prior year to $49.1 million in the current year reflects the discontinuance of amortization of goodwill as a result of the adoption of SFAS No. 142 effective March 1, 2002. Amortization of goodwill in the nine months ended November 30, 2001 was $9.5 million.

Accounts receivable increased $219.5 million from February 28, 2002, compared to an increase of $153.1 million in the same period in the prior year. The increase of $219.5 million in the current year reflects the higher sales level in the current year compared to the same period in the prior year. The increase of $153.1 million in the prior year was due to a lower level of sales, driven almost entirely by the effect of the reduction in sales related to the conversion to scan-based trading for the majority of retail stores of two of the Corporation’s customers. Allowances for receivables related to returns and doubtful accounts decreased from $185.5 million at November 30, 2001 to $107.7 million at November 30, 2002. This decrease reflects the elimination of the allowance established to recognize the commitment to convert certain customers to scan based trading, the reduction in shipments of seasonal cards primarily to reduce returns, and the improvement in the aging of the accounts receivable. As a percentage of the prior twelve months’ net sales, net accounts receivable were 25.3% at November 30, 2002 compared to 27.8% at November 30, 2001, reflecting improved collection performance as well as the reduced terms for scan-based trading.

Inventories increased $0.5 million from February 28, 2002, compared to a decrease of $20.6 million in the same period in the prior year. The prior year included the inventory write-down of $54.0 million recorded in the nine months ended November 30, 2001, offset partially by higher inventory build levels last year. Inventories as a percentage of the prior twelve months’ material, labor and other production costs were 33.0% at November 30, 2002 compared to 36.4% at November 30, 2001.

Amortization of deferred costs exceeded cash payments by $50.2 million for the nine months ended November 30, 2002, compared to cash payments exceeding amortization by $46.6 million for the same period in the prior year. This reflects a decreased level of payments made under customer contracts in the current year compared to last year when the Corporation acquired a major mass retail customer account.

Accounts payable and other liabilities decreased $93.0 million during the nine months ended November 30, 2002 compared to a decrease of $67.3 million in the same period in the prior year. The decrease in the current year reflects the payment of $120 million of income tax liability related to the Corporation’s corporate-owned life insurance program, partially offset by an increase in current income taxes payable due to the Corporation having pre-tax income during the period. Approximately $12.3 million related to restructure liabilities was paid during the nine months ended November 30, 2002.

The $7.8 million of other – net operating activities during the nine months ended November 30, 2002 compared to $7.3 million in the same period in the prior year and includes $5.4 million of income tax benefit related to the exercise of employee stock options in the current year and an increase in liabilities related to employee compensation plans in same period in the prior year.

Investing activities provided $20.9 million during the nine months ended November 30, 2002, compared to a use of $61.5 million in the same period in the prior year. The current year amount includes proceeds of $17.0 million from the sale of the Corporation’s investment in shares of Clinton Cards plc in the UK.

Total debt less cash at November 30, 2002 was $859.8 million, compared to $984.9 million at November 30, 2001. Debt as a percentage of debt plus equity was 46.3% at November 30, 2002, compared to 53.0% at November 30, 2001. On a per-share basis, shareholders’ equity increased from $14.36 at November 30, 2001 to $15.53 at November 30, 2002.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2002, the end of its preceding fiscal year, to November 30, 2002, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30, 2001, the end of the corresponding fiscal quarter last year, to November 30, 2002, except the changes discussed above and aside from normal seasonal fluctuations.

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

Part 1, Item 4. Controls and Procedures

     As of November 30, 2002, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of November 30, 2002. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2002.

PART II – OTHER INFORMATION

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

On October 15, 2002, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation submitted the certifications required pursuant to the June 27, 2002 order of the Securities and Exchange Commission (the “Commission”) to the largest public companies by October 15, 2002 as required.

On December 26, 2002, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported James C. Spira, President, Chief Operating Officer and Director of the Corporation, entered into a four-year trading plan complying with Rule 10b5-1, and the Corporation’s insider trading policy. Pursuant to the plan, Mr. Spira has instructed his broker to sell a maximum of 218,333 of the Corporation’s Class A Common Shares (the “Shares”) in specified numbers of Shares, as the Share market price rises above or falls below specified levels. The number of Shares eligible for sale under the plan will be adjusted to reflect stock dividends, splits and similar adjustments. The plan expires on March 31, 2006, and may be modified or canceled only in writing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

	By:	/s/ Joseph B. Cipollone

Joseph B. Cipollone
Controller
Chief Accounting Officer
January 14, 2003

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

6.	American Greetings Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 14, 2003	/s/ Morry Weiss

Morry Weiss Chairman Chief Executive Officer

Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of American Greetings Corporation, I, Morry Weiss, Chief Executive Officer of American Greetings Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of American Greetings Corporation.

January 14, 2003	/s/ Morry Weiss

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

6.	American Greetings Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 14, 2003	/s/ Robert P. Ryder

Robert P. Ryder Senior Vice President Chief Financial Officer

Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of American Greetings Corporation, I, Robert P. Ryder, Chief Financial Officer of American Greetings Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of American Greetings Corporation.

January 14, 2003	/s/ Robert P. Ryder

Robert P. Ryder Senior Vice President Chief Financial Officer