Form 10-K
period 2003-02-28
AMERICAN GREETINGS CORP
filed 2003-05-29
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year	Commission File
Ended February 28, 2003	Number 1-13859

AMERICAN GREETINGS CORPORATION
(Exact name of registrant as specified in Charter)

OHIO	34-0065325
(State of incorporation)	(I.R.S. Employer Identification No.)

One American Road, Cleveland, Ohio	44144
(Address of Principal Executive Offices)	(Zip Code)

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

YES   ☑   NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☑   NO   ☐

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 30, 2002 — $1,073,333,699

Number of shares outstanding as of April 28, 2003:

CLASS A COMMON — 61,309,505
CLASS B COMMON — 4,599,994

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement filed with the Securities and Exchange Commission on May 19, 2003 with respect to the 2003 Annual Meeting of Shareholders called for June 27, 2003, are incorporated by reference into Part III.

PART I

Item 1. Business

American Greetings Corporation (“the Corporation”) and its subsidiaries operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, paper party goods, candles, balloons, stationery and giftware are manufactured and /or sold in the United States by American Greetings Corporation, Gibson Greetings, Inc. and Plus Mark, Inc., in Canada by Carlton Cards Limited; in the United Kingdom by Carlton Cards Limited, Camden Graphics Group, Hanson White Ltd., Gibson Greetings International Limited, The Ink Group Publishers Ltd. (U.K.) and Carlton Cards Ltd. (Ireland); in Mexico by Carlton Mexico, S.A. de C.V. ; in Australia by John Sands (Australia) Ltd. and The Ink Group PTY Ltd.; in New Zealand by John Sands (N.Z.) Ltd. and The Ink Group NZ Ltd.; in South Africa by S.A. Greetings Corporation (PTY) Ltd.; and in Singapore, Hong Kong, China, and Malaysia by Memory Lane SDN BHD (85% owned). AmericanGreetings.com, Inc. (92% owned), markets e-mail greetings, personalized printable greeting cards and other social expression products through the Corporation’s websites www.americangreetings.com, www.bluemountain.com, www.egreetings.com and www.beatgreets.com; co-branded websites and on-line services. AmericanGreetings.com also provides design and verse content which is included in various CD-Rom software products for use on personal computers. Magnivision, Inc. produces and sells non-prescription reading glasses and eyeware accessories, and Learning Horizons distributes supplemental educational products. Carlton Cards Retail, Inc. owns and operates card and gift retail stores in the United States. Design licensing and character licensing are done by AGC, Inc. and Those Characters From Cleveland, Inc., respectively. A.G. Industries, Inc. manufactures custom display fixtures for the Corporation’s products and products of others. (Although other subsidiaries of American Greetings Corporation exist, they are either inactive, of minor importance or of a holding company nature.)

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2003 refers to the year ended February 28, 2003. The Corporation’s AmericanGreetings.com, Inc. subsidiary is consolidated on a two-month lag corresponding with its fiscal year-end of December 31.

The Corporation makes available, free of charge, on or through its investor relations Internet site, www.corporate.americangreetings.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of the Corporation’s filings with the SEC also can be obtained at the SEC’s Internet site, www.sec.gov. When new corporate governance rules proposed to the SEC by the New York Stock Exchange are approved by the SEC, the Corporation will adopt, in compliance with those rules, a code of business conduct and ethics for its directors, officers and other employees and a set of corporate governance principles that comply with those new rules. The Corporation also intends to adopt during the current fiscal year a code of ethics for its senior financial and executive officers. The Corporation will post these documents on its Internet site, along with the charters of (i) the Audit Committee, (ii) the Compensation and Management Development Committee and (iii) the Nominating and Governance Committee of its Board of Directors. Any changes to or waivers of the code of ethics provisions affecting senior financial and executive officers also will be promptly disclosed on the Corporation’s Internet site.

Many of the Corporation’s products are manufactured at common production facilities and marketed by a common sales force. Marketing and manufacturing functions in the United States and Canada are combined; dual priced cards are produced in the United States and distributed in both countries. Information concerning sales by major product classifications is included in Part II, Item 7. Additionally, information by geographic area is included in Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

The Corporation’s products are primarily sold in about 125,000 retail outlets worldwide. In addition, the Corporation licenses its designs to various foreign licensees, so that in total, the Corporation’s products and designs are available in more than 70 nations around the world. The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 2,000 companies in this industry in the United States. The Corporation’s principal competitor is Hallmark Cards, Incorporated. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second largest company in the industry and the largest publicly owned company in the industry. For information regarding the various business segments comprising the Corporation’s business, see the discussion in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the subheading “Segment Information”, and in Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

The Corporation’s unit sales of everyday cards increased approximately 5.6% in 2003 over 2002. Of the 5.6% increase in unit volume, approximately 4.0 percentage points is the result of scan-based trading buybacks and other initiatives in 2002 (see Part II, Item 7). The remaining 1.6 percentage-point increase in unit sales in 2003 is the result of strong acceptance of the Corporation’s value priced card products, partially offset by net store losses at two mass retail accounts and one supermarket chain. In 2002, after adjusting for the effects of the initiatives noted above, unit sales of everyday greeting cards declined 2.9% from 2001. Approximately half of the decline was the result of the Corporation completing its activities to reduce inventory levels at certain retailers while the remainder reflected the continuation of a slightly declining trend in everyday greeting card consumption.

The Corporation’s unit sales of seasonal cards, net of provisions for returns, decreased approximately 2.5% in 2003 from 2002. The net unit volume decrease is primarily the result of net store losses in the United States market. In 2002, unit sales of seasonal greeting cards increased approximately 8.7% from 2001.

Production of the Corporation’s products is generally on a level basis throughout the year. Everyday inventories remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Two of the Corporation’s largest customers were converted to a scan-based trading model, and payments for both everyday and seasonal sales to those customers are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. The Corporation and many of its competitors sell seasonal greeting cards with the right of return. Sales credits for non-seasonal product are issued at the Corporation’s sole discretion for damaged, obsolete and outdated products.

During the fiscal year, the Corporation experienced no difficulty in obtaining raw materials from suppliers.

At February 28, 2003, the Corporation employed approximately 9,600 full-time employees and approximately 23,000 part-time employees which, when jointly considered, equate to approximately 21,100 full-time employees. Approximately 3,200 of the Corporation’s hourly plant employees are unionized, of which approximately 2,300 are covered by the following collective bargaining agreements:

Union	Plant Location	Contract Expiration Date

International Brotherhood of Teamsters	Bardstown, Kentucky Kalamazoo, Michigan Cleveland, Ohio	3/23/08 4/30/05 3/31/05

Union of Needle Trades, Industrial, & Textile Employees	Greeneville, Tennessee (Plus Mark)	10/19/05

Firemen & Oilers	Berea, Kentucky	8/31/03

Other locations with unions are the United Kingdom, Mexico, Australia, New Zealand, and South Africa. The Corporation’s headquarters and other manufacturing locations are not unionized. Labor relations at each location have generally been satisfactory.

The Corporation has a number of copyrights, patents and registered trademarks which are used in connection with its products. The Corporation’s designs and verses are protected by copyright. Although the licensing of copyrighted designs and trademarks produces additional revenue, in the opinion of the Corporation, the Corporation’s operations are not dependent upon any individual patent, trademark, copyright or intellectual property license. The collective value of the Corporation’s copyrights and trademarks is substantial, and the Corporation follows an aggressive policy of protecting its patents, copyrights and trademarks.

In 2003, the Corporation’s major channel of distribution continued to be mass retail (which is comprised of mass merchandisers, chain drug stores and supermarkets). Other major channels of distribution included card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items).

Net sales to the Corporation’s five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 30%, 37% and 29% of net sales in 2003, 2002 and 2001, respectively. The decline from 2002 to 2003 was due in part to a decline in sales to a major customer that operated in Chapter 11 protection throughout 2003. Net sales to Wal-Mart Stores, Inc. accounted for approximately 11%, 12% and 10% of consolidated net sales in 2003, 2002 and 2001, respectively. No other customer accounted for 10% or more of the Corporation’s net sales.

In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The Corporation views the use of such agreements as advantageous in developing and maintaining business with its retail customers. Under these agreements, the customer typically receives from the Corporation a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from the Corporation over the effective time period of the agreement to meet a minimum purchase volume commitment. The agreements are negotiated individually to meet competitive situations and, therefore, while some aspects of the agreements may be similar, important contractual terms vary. The agreements may or may not specify the Corporation as the sole supplier of social expression products to the customer. In the event an agreement is not completed, the Corporation has a claim for unearned advances under the agreement.

Although risk is inherent in the granting of advances, the Corporation subjects such customers to its normal credit review. In circumstances where the Corporation is aware of a particular customer’s inability to meet its performance obligation, the Corporation records a specific reserve to reduce the deferred cost asset to the Corporation’s estimate of the value of future cash flows based upon expected performance. These agreements are accounted for as deferred costs. Losses attributed to these specific events have historically not been material. The balances and movement of the valuation reserve accounts are disclosed on Schedule II of this Annual Report on Form 10-K. See Note 9 to the Consolidated Financial Statements in Part II, Item 8, and the discussion under the “Deferred Costs” heading in the “Critical Accounting Policies” section of Item 7 for further information and discussion of deferred costs.

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

Item 2. Properties

As of February 28, 2003, the Corporation owns or leases approximately 15.3 million square feet of plant, warehouse and office space, of which approximately 1.7 million square feet are leased. The Corporation believes its manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity, to meet its current needs.

The following table summarizes the principal plants and materially important physical properties of the Corporation:

*	- Indicates calendar year.

**	- Facility will be closed in the first quarter of fiscal 2004

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material
Location	Owned	Leased	Leases *	Principal Activity

Cleveland, Ohio	1,700,000			World headquarters; general offices of North American greeting card division, Plus Mark, Inc., A.G. Industries, Inc., Carlton Cards Retail, Inc., Learning Horizons, Inc., AmericanGreetings.com, Inc. and AGC, Inc.; creation and design of greeting cards, gift wrap, paper party goods, candles, balloons, stationery and giftware; marketing of electronic greetings

Bardstown, Kentucky	413,500			Cutting, folding, finishing, and packaging of greeting cards

Berea, Kentucky		552,000	2013	Production and distribution of candles

Corbin, Kentucky	1,010,000			Formerly lithography for greeting cards; idled in 2002

Danville, Kentucky	1,374,000			Distribution of everyday greeting cards and related products

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material
Location	Owned	Leased	Leases*	Principal Activity

Harrisburg, Arkansas	417,000			Formerly warehousing for seasonal greeting cards and related products; idled in 2002

Henderson, Kentucky	500,000			Formerly manufacture of gift wrap and related items for Plus Mark, Inc.; idled in 2002

Lafayette, Tennessee	194,000			Manufacture of envelopes for greeting cards and packaging of cards

McCrory, Arkansas	771,000			Order filling and shipping of everyday and seasonal products**

Osceola, Arkansas	2,552,000			Cutting, folding, finishing and packaging of seasonal greeting cards and warehousing; distribution of seasonal products

Philadelphia, Mississippi		120,000	2003	Hand finishing of greeting cards

Ripley, Tennessee	165,000			Greeting card printing and forms

Kalamazoo, Michigan	602,500			Manufacture and distribution of party supplies

Forest City, North Carolina (3 locations)	498,000	312,000	2004	Manufacture of the Corporation’s display fixtures and other custom display fixtures by A.G. Industries, Inc.

Greeneville, Tennessee (3 locations)	1,410,000	100,000	2004	Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark, Inc.

Franklin, Tennessee (2 locations)	1,000,000	126,000	2004	Manufacture of gift wrap and related items for Plus Mark, Inc.

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material
Location	Owned	Leased	Leases *	Principal Activity

Miramar, Florida		200,000	2011	General offices of Magnivision, Inc.; manufacture, order filling and distribution of non-prescription reading glasses

Toronto, Ontario, Canada		87,000	2003	General offices of Carlton Cards (Canada) Limited

Clayton, Victoria, Australia	208,000			General offices of John Sands (Australia) Ltd.; manufacture of greeting cards and related products

Auckland, New Zealand		20,000	2003	General offices of John Sands (New Zealand) Ltd.

Dewsbury, England (2 locations)	417,000			General offices of Carlton Cards (UK) Limited, Hanson White and Camden Graphics; manufacture of greeting cards and related products

Croydon, Hull, Leicester and Oxford, England (5 locations)	127,000	47,500	2007, 2011	Manufacture and distribution of greeting cards and related products for Hanson White and Camden Graphics

Stafford Park, England (2 locations)	50,000	29,000	2004	General office and warehouse for Gibson Greetings International

Mexico City, Mexico,	89,000			General offices of Carlton Mexico S.A. de C.V. and distribution of greeting cards and related products

Roodepoort, South Africa		105,500	2003	General offices of S.A. Greetings Corporation; manufacture and distribution of greeting cards and related products

			Expiration
		Approximate Square	Date of
		Feet Occupied	Material
Location	Owned	Leased	Leases *	Principal Activity

Johannesburg, Ladysmith and Durban, South Africa		134,000		Manufacture and distribution for S.A. Greetings Corporation; greeting cards and related products

Kajang Selangor Malaysia		7,000	2004	General office of Memory Lane SDN BHD

Item 3.  Legal Proceedings

1.	In re:	Underground Storage Tank Release Report US EPA Facility ID# TN 1-300153 Tennessee Department of Environment & Conservation (“TDEC”) v. Plus Mark

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

This matter was previously disclosed in Form 10-K for the period ended February 28, 2001. In March 2001, the US EPA sent to the Corporation a General Notice of Potential Liability and Request for Information under CERCLA. The Notice stated the US EPA’s intent to conduct a remedial investigation/feasibility study at the Chemical Recovery Systems Site in Elyria, Ohio. The Corporation undertook a review of its records. The alleged shipments to this Site occurred in 1978. The Corporation is part of the de minimus contributor group. In January 2003, the Corporation settled with the US EPA for an amount not material to the financial statements of the Corporation.

4.	Party Concepts, Inc. v. Gibson Greetings, Inc. American Arbitration Association Case # 51Y 181 00033 2

This matter was previously disclosed in Form 10-Q for the period ending August 31, 2002. Party Concepts, Inc. filed an Amended Statement of Claim and demand for arbitration (“Demand”) against Gibson Greetings, Inc., alleging breach of the Supply Agreement between the parties dated as of September 1, 1998. Party Concepts, formerly known as The Paper Factory of Wisconsin, Inc., is a national retail chain selling party goods, greetings cards and related products at discount prices. Party Concepts had filed for Chapter 11 bankruptcy protection in August 2001 and has since emerged from bankruptcy. After discovery began but before the arbitration hearing date, the parties settled the arbitration dispute for an amount not material to the financial statements of the Corporation. The settlement was approved in March 2003 by the bankruptcy court in Party Concepts’ Chapter 11 bankruptcy.

Item 4.	Submission of Matters to Vote of Security Holders
None

Executive Officers of the Registrant

The following is a list of the Corporation’s executive officers, their ages as of April 30, 2003, their positions and offices, and number of years in executive office:

		Years as
Name	Age	Executive Officer	Current Position and Office

Morry Weiss	63	31	Chairman and Chief Executive Officer
James C. Spira	60	3	President and Chief Operating Officer
Jeffrey M. Weiss	39	5	Executive Vice President
Zev Weiss	36	2	Executive Vice President
David R. Beittel	55	2	Senior Vice President
Mary Ann Corrigan-Davis	49	6	Senior Vice President
Jon Groetzinger, Jr.	54	15	Senior Vice President, General Counsel and Secretary
Michael L. Goulder	43	-	Senior Vice President
Pamela L. Linton	53	2	Senior Vice President
William R. Mason	58	21	Senior Vice President
Robert P. Ryder	43	-	Senior Vice President, Chief Financial Officer
Erwin Weiss	54	13	Senior Vice President
Steven S. Willensky	48	-	Senior Vice President
Joseph B. Cipollone	44	2	Vice President, Corporate Controller
Stephen J. Smith	39	-	Vice President, Treasurer

Morry Weiss and Erwin Weiss are brothers. Jeffrey M. Weiss and Zev Weiss are the sons of Morry Weiss. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time; provided, however, that the removal of James C. Spira, William R. Mason or Erwin Weiss would be subject to the terms of his respective employment agreement.

Effective June 1, 2003, Morry Weiss will relinquish his role as Chief Executive Officer but will remain Chairman of the board. James C. Spira will retire from the Corporation but will continue as a member of the Board of Directors and as an advisor to management. Zev Weiss will become Chief Executive Officer of the Corporation, and Jeffrey Weiss will become President and Chief Operating Officer of the Corporation. On that same date, Zev Weiss and Jeffrey Weiss will be appointed to the Board of Directors of the Corporation.

All of the executive officers listed above have served in the capacity shown or similar capacities with the Corporation (or major subsidiary) over the past five years, with the following exceptions.

•	James C. Spira was a management consultant with several firms. He has served on the Board of Directors of the Corporation since 1998. He was appointed Vice Chairman of the Corporation in June 2000 and President and Chief Operating Officer of the Corporation in March 2001.

•	Zev Weiss was Regional Sales Director for the Corporation’s Carlton Cards Retail, Inc., unit from July 1994 to May 1995; Regional Sales Manager for the Corporation’s U.S. Greeting Card Division from May 1995 to May 1997; Executive Director of National Accounts for the Corporation’s U.S. Greeting Card Division from May 1997 until March 2000; Vice President, Strategic Business Units from March 2000 until March 2001; and Senior Vice President from March 2001 until becoming Executive Vice President in December 2001.

•	David R. Beittel was Vice President, Creative Visual Design of the Corporation’s Carlton Cards Retail, Inc. unit from August 1993 until April 1995; Executive Director, Product Management of the Corporation from April 1995 until January 1997; and Vice President, Creative of the Corporation from January 1997 until becoming Senior Vice President in April 2001.

•	Michael L. Goulder was a Vice President in the management consulting firm of Booz Allen Hamilton from October 1998 until September 2002. He became Senior Vice President, Executive Operations Officer of the Corporation in November 2002.

•	Pamela L. Linton was Senior Vice President, Global Human Resources of Amway Corporation from 1997 until 2000. She became Senior Vice President, Human Resources of the Corporation in June 2001.

•	Robert P. Ryder was Vice President and Chief Financial Officer of PepsiCo’s European Developing Markets, in London from 1995 to 1998 and Vice President and Controller for PepsiCo’s Frito-Lay North American division from 1998 to 2002. He became Senior Vice President and Chief Financial Officer of the Corporation in September 2002.

•	Steven S. Willensky was President of Medex, a subsidiary of The Furon Company, from 1997 to 2000 and President and Chief Executive Officer of Westec Interactive from 2000 to 2002. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in September 2002.

•	Joseph B. Cipollone was Director, Corporate Financial Planning of the Corporation from July 1994 until December 1997; and Executive Director, International Finance of the Corporation from December 1997 until becoming Vice President and Corporate Controller in April 2001.

•	Stephen J. Smith was Treasurer and Officer from 1998 to 1999 and Vice President, Treasurer and Assistant Secretary in 1999 of Insilco Holding Company. He was Vice President and Treasurer of General Cable Corporation from 1999 to 2002. He became Vice President and Treasurer of the Corporation in April 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

The Corporation’s Class A common stock is listed on the New York Stock Exchange under the symbol AM. The high and low stock prices, as reported in the New York Stock Exchange listing, for the years ended February 28, 2003 and 2002, were:

	2003		2002

	High	Low	High	Low

1st Quarter	$23.80	$13.70	$14.50	$9.75
2nd Quarter	21.08	13.25	14.43	9.95
3rd Quarter	18.34	13.15	15.36	11.49
4th Quarter	16.70	12.41	16.00	11.98

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

(b) Shareholders

At February 28, 2003, there were approximately 30,000 holders of Class A Common Shares and 184 holders of Class B Common Shares of record and individual participants in security position listings.

(c) Cash Dividends

Dividends per share declared in	2003	2002

2nd Quarter (paid September 10, 2001)	$—	$0.10
3rd Quarter (paid December 7, 2001)	—	0.10

	$—	$0.20

On August 9, 2001, the Corporation entered into a new $350,000 senior secured credit facility that was amended to $320,000 on July 22, 2002. The credit facility restricts the Corporation’s ability to incur additional indebtedness and to engage in acquisitions of other businesses and entities and to pay shareholder dividends.

Item 6. Selected Financial Data

Years ended February 28 or 29
Thousands of dollars except share and per share amounts

	2003	2002	2001	2000	1999

Summary of Operations
Net sales	$1,995,860	$1,927,346	$2,109,852	$1,776,788	$1,787,253
Gross profit	1,114,089	990,345	1,175,915	1,026,104	1,091,436
Restructure and other charges	—	56,715	—	38,873	13,925
Interest expense	79,095	78,599	55,387	34,255	29,326
Income (loss) before cumulative effect of accounting changes	121,106	(122,310)	(92,673)	89,999	180,222
Cumulative effect of accounting changes, net of tax	—	—	(21,141)	—	—
Net income (loss)	121,106	(122,310)	(113,814)	89,999	180,222
Earnings (loss) per share:
Before cumulative effect of accounting changes	1.85	(1.92)	(1.46)	1.37	2.56
Cumulative effect of accounting changes, net of tax	—	—	(0.33)	—	—
Earnings (loss) per share	1.85	(1.92)	(1.79)	1.37	2.56
Earnings (loss) per share — assuming dilution	1.63	(1.92)	(1.79)	1.37	2.53
Cash dividends per share	—	0.20	0.62	0.80	0.94
Fiscal year end market price per share	13.12	13.77	13.06	17.25	23.69
Average number of shares outstanding	65,636,621	63,615,193	63,646,405	65,591,798	70,345,980

Financial Position
Accounts receivable — net	$309,967	$288,986	$387,534	$430,825	$390,740
Inventories	278,807	290,804	365,221	249,433	251,289
Working capital	535,091	350,142	94,455	518,196	728,144
Total assets	2,584,120	2,614,995	2,712,074	2,517,983	2,419,328
Property, plant and equipment additions	31,299	28,969	74,382	50,753	60,950
Long-term debt	726,531	853,113	380,124	442,102	463,246
Shareholders’ equity	1,077,464	902,419	1,047,190	1,252,411	1,346,611
Shareholders’ equity per share	16.35	14.15	16.49	19.41	19.49
Net return on average shareholders’ equity before cumulative effect of accounting changes	12.2%	(12.5)%	(8.1)%	6.9%	13.4%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Years ended February 28, 2003, 2002 and 2001

Overview

In 2003, the Corporation aligned its cost structure to its revenue base. The Corporation has embraced a culture of change and has established a platform for continuous improvement. As an example, the Corporation recently announced plans to significantly transform its supply chain activities in 2004.

The senior management team has established four strategic initiatives to improve both net sales and pretax income — supply chain transformation, category innovation, strategic account management and human capital development. The Corporation is committed to demonstrating continuous improvement and is confident in its ability to successfully integrate change. The financial results for 2003 reflect the success of the 2002 restructure program, as pretax margins have rebounded from the prior two fiscal years.

Results of Operations

The Corporation adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), effective March 1, 2002. As a result, certain amounts related to incentive payments, amortization of deferred costs and other customer benefits in the prior year financial statements have been reclassified to conform with the 2003 presentation. For 2002, net sales; material, labor and other production costs; and selling, distribution and marketing expenses were reduced by $428.4 million, $55.2 million and $373.2 million, respectively. For 2001, net sales; material, labor and other production costs; and selling, distribution and marketing expenses were reduced by $408.9 million, $65.3 million and $343.6 million, respectively. These reclassifications did not affect net income (loss) for those periods. Throughout the discussion and analysis that follow, the amounts referred to include the reclassifications noted above.

Net Sales Overview

Consolidated net sales for the year ended February 28, 2003 were $2.0 billion, an increase of $68.5 million or 3.6% over the prior year. The 2002 amount of $1.9 billion included reductions for credits issued during 2002 for the conversion of two of the Corporation’s largest customers to a scan-based trading business model, as well as for the elimination of the Forget Me Not brand (“FMN”). The net sales effect of these two initiatives explains an increase from 2002 to 2003 of $102.3 million leaving a net sales decrease from 2002 to 2003 of $33.8 million or 1.7%. The majority of this shortfall, $22.0 million, is the result of the net sales impact of businesses divested throughout 2002 while the remaining shortfall of $11.8 million is the result of continuing operations.

The net sales decrease from ongoing operations of $11.8 million from 2002 to 2003 was the result of several factors including the loss of certain store doors in the second half of the year, poor sell through of calendars, and a depressed market for advertising for the Corporation’s Internet business.

Net sales for 2002 of $1.9 billion were down 8.7% from 2001. The effect of reductions taken during 2002 for the scan-based trading conversion, the elimination of the FMN product line, and Stock Keeping Units (“SKU”) reductions resulted in the majority of this shortfall. These initiatives drove net sales in 2002 down from 2001 by 4.9% with the remaining shortfall of 3.8% due to soft demand in the core business.

The contribution of each major product category as a percent of net sales for the past three years is:

	2003	2002	2001

Everyday greeting cards	38%	35%	39%
Seasonal greeting cards	18%	18%	18%
Gift wrapping and wrap accessories	18%	17%	16%
All other products	26%	30%	27%

The “all other products” classification includes giftware, party goods, reading glasses, candles, balloons, calendars, custom display fixtures, educational products and stickers.

Unit and Pricing Analysis

Total greeting card sales less returns were up 0.5% in 2003 over 2002 but include the favorable impact of sales reductions in 2002 for scan based trading buybacks, the elimination of the FMN line, and the SKU reduction initiatives. Adjusting for these initiatives, combined everyday and seasonal greeting card sales less returns decreased approximately 2% in 2003. Virtually all of this decrease was reflected in lower average prices from the 2002 levels. Total unit sales of greeting cards remained flat to prior year levels.

In 2003 the Corporation had an increase in sales less returns of everyday cards of approximately 3.5% over 2002, with approximately 5.6% of the increase attributable to higher unit volume, partially offset by a reduction in average selling prices of 2.1%. Of the 5.6% increase in unit volume, approximately 4.0 percentage points is the result of scan-based trading buybacks and other initiatives in 2002. The remaining 1.6 percentage point increase in unit sales in 2003 is the result of strong acceptance of the Corporation’s value priced card products, partially offset by net store losses at two mass retail accounts and one supermarket chain. The reduction in average selling prices is primarily the result of a shift in product mix to more value priced products, which partially offset a 1.3% increase in the average price of cards at other price points.

In 2002, after adjusting for the effects of the initiatives noted above, the market for everyday products was soft for the Corporation, particularly in the United States and Australia and unit sales of everyday greeting cards declined 2.9% from 2001. Approximately half of the decline was the result of the Corporation completing its activities to reduce inventory levels at certain retailers while the remainder reflected the continuation of a slightly declining trend in everyday greeting card consumption. In 2002, the Corporation experienced a 2.8% decline in its average selling prices for these everyday cards primarily resulting from the broader distribution of value priced cards in its overall product mix. The Corporation views the introduction of lower entry price points as an important piece of its longer-term strategy.

In 2003, the Corporation had a decrease in seasonal card sales, net of provisions for returns, of 5.3% from prior year. Unit sales of seasonal greeting cards in 2003, net of provisions for returns, were down 2.5% on a consolidated basis compared to 2002. The unit volume decrease is primarily the result of net store losses in the United States market. In addition, the average selling prices for seasonal cards fell 2.8% in 2003 compared to 2002, primarily driven by mix shifts in the United States business.

Seasonal card sales, net of provisions for returns, improved 4.1% from 2001 in 2002. The 2002 performance represented a reversal of slightly declining trends seen over the past several years. The Corporation’s greeting card divisions in the United States, Canada, and the United Kingdom all experienced improved seasonal card performance. In the United States, where sales less returns increased by 4.4%, the average price was reduced by approximately 5.8%. Net seasonal card unit sales were up 8.7% in 2002 from 2001 worldwide for the Corporation.

Expenses and Profit Margins

In 2003, the pretax margin of 10.1% represented a significant improvement over the 2002 pretax margin loss of (10.2%). In 2002, the Corporation incurred reductions to net sales as well as expense charges for its various initiatives involving conversion of retailers to scan-based trading, SKU reductions, plant consolidations, elimination of non-value-added activities, contractual changes and impairment charges. These initiatives represented 16.0 percentage points of the 20.3% improvement in pretax margins. The remaining 4.3 percentage-point net improvement in pretax margins is primarily the direct result of effective and sustainable cost reductions experienced throughout the entire organization during 2003.

Material, labor and other production costs for the year ended February 28, 2003 were 44.2% of net sales, a decrease from 48.6% in 2002. Material, labor and other production costs in 2002 included the following:

•	A pretax charge of $49.1 million, net of LIFO valuation benefits, to reduce the value of inventory in the Corporation’s domestic operations to net realizable value associated with its brand rationalization and product line reduction.

•	A pretax reduction of $8.6 million related to the Corporation’s conversion to scan-based trading.

•	Other pretax costs of $19.6 million associated with the Corporation’s reorganization of its core business, including equipment moving expenses; fixture, displayer and signage costs; and production system enhancements.

Excluding those items, material, labor and other production costs were 43.2% of net sales in 2002. The increase in this percentage in 2003 was due primarily to initial inefficiencies in the consolidation of domestic gift wrap and candle manufacturing operations. In addition, production volumes were down as the Corporation improved its net product sell through on seasonal products, resulting in higher overhead costs per unit. In 2001, material, labor and other production costs were 44.3% of net sales. The decrease from 2001 to 2002 was due to favorable production efficiencies.

Selling, distribution and marketing expenses were 31.1% of net sales for 2003 compared to 35.6% in 2002. Of the 4.5 percentage-point improvement as a percent of net sales experienced in 2003, approximately 2.7 percentage points is the result of the Corporation’s previously discussed initiatives included in 2002 while the remaining improvement of 1.8 percentage points represents the substantial cost reductions realized through merchandising efficiencies, streamlined order filling costs, and reduced advertising expenditures.

In 2001, selling, distribution and marketing expenses were 34.4% of net sales compared to 32.9% in 2002 excluding $18.1 million of pretax expenses for the previously discussed business initiatives. The decrease from 2001 to 2002 was due to lower marketing costs in the Corporation’s Internet unit, as well as lower advertising and sales administration expenses, which more than offset higher field expenses associated with implementing a new agreement with a major retailer.

Administrative and general expenses were $240.1 million in 2003, compared to $313.7 million in 2002 and $280.2 million in 2001. The 2002 amount included the costs of the Corporation’s conversion to scan-based trading of $12.4 million and other charges for the Corporation’s reorganization efforts of $13.4 million. Excluding those items, administrative and general expenses in 2003 decreased $47.7 million or 16.6% from 2002. In 2003, bad debt expense for the year was $7.2 million lower than the prior year. Additionally, the pretax cost of the corporate-owned life insurance (“COLI”) program was approximately $6 million lower than the prior year, reflecting the wind-down of a portion of the program. Reduced costs for postretirement health care of approximately $6 million reflected changes in participant contributions and lower executive compensation costs contributed approximately $15 million to the reduction in administrative expenses. The increase from 2001 to 2002, excluding the charges in 2002 noted above, was due in large part to higher health care and executive compensation costs.

Interest expense was $79.1 million in 2003, compared to $78.6 million in 2002 and $55.4 million in 2001. Although debt levels were generally lower in 2003 compared to 2002, the 2003 interest expense included the impact of the 11.75% senior subordinated notes and the 7.0% convertible subordinated notes for the entire year, while the 2002 amount included interest expense for those notes for only the eight months since issuance. Those factors generally offset so that the 2003 interest expense was up only slightly from 2002. The increase from 2001 to 2002 was due to the increase in the debt levels of the Corporation to fund the reorganization and scan-based trading initiatives and other general purposes. Higher interest rates on the Corporation’s new credit facilities also contributed to the increase in interest expense in 2002.

Other (income) expense — net was income of $26.9 million in 2003 compared to expense of $51.8 million in 2002 and expense of $16.8 million in 2001. The 2003 amount includes a pretax gain of $12.0 million (total proceeds of $17.0 million) on the sale of a marketable security investment held by the Corporation’s United Kingdom subsidiary. Upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on March 1, 2002, the Corporation discontinued amortization of its goodwill in accordance with this Statement. In 2002 and 2001, other (income) expense-net included $12.4 million and $8.7 million, respectively, of amortization expense related to goodwill. See Notes 1 and 8 to the Consolidated Financial Statements for further discussion. In addition, the 2002 amount also included a $37 million impairment charge to reflect the pretax, non-cash write-down of goodwill associated with the Corporation’s operations in Australasia as a result of restructuring the business and to address the general economic deterioration in the Pacific Rim. Also included in the 2002 amount was a charge of $9.5 million to reflect the Corporation’s decision to divest of one of its operating units in the Pacific Rim region and write down the carrying value of that unit to its estimated fair value. The 2001 amount included a $32.5 million non-cash charge for the write-down of the Corporation’s investment in Egreetings Network, Inc. (“Egreetings”) shares acquired as part of the acquisition of Gibson Greetings, Inc., as well as an $8.4 million gain on the sale of a building.

The effective tax rates for 2003 and 2002 were 39.7% and 37.7%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. Certain of the Corporation’s profitable foreign subsidiary results have continued to increase the effective tax rate over the past several years as the Corporation gradually loses the tax benefits of foreign losses that helped reduce its effective rates in the past.

In 2001, the Corporation recorded a charge of $143.6 million for potential tax exposure for 1992 through 1999 relating to the Corporation’s COLI programs. This exposure had been previously discussed in periodic filings with the Securities and Exchange Commission (“SEC”) and sufficiently provided for the effect of the adjustments by the Internal Revenue Service (“IRS”) for the disallowance of certain deductions related to this insurance program. In March 2003, the Corporation entered into a final settlement agreement with the IRS regarding the COLI tax dispute. The negotiated payments were within the Corporation’s previous provisions and no additional charges were necessary in 2003 or will be required going forward. As part of the settlement agreement, the Corporation surrendered certain of its insurance policies. Additionally, in 2001 the Corporation recorded the write-down of its investment in shares in Egreetings and established a valuation allowance equal to the full tax benefit of the write-down. See Note 16 to the Consolidated Financial Statements for details of the differences between taxes at the Federal statutory rate and actual tax expense (benefit).

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

Impact of Initiatives — 2002

In its filing of Form 10-K for the period ended February 28, 2002 and in its subsequent Form 10-Q filings, the Corporation had discussed the progress on the implementation of its restructuring and scan-based trading initiatives. Virtually all of those initiatives were substantially completed in 2002, and the Corporation incurred total pretax charges of $314.4 million.

The scan-based trading business model represented a significant change in the Corporation’s traditional business practices relative to two of its largest customers. The new relationship redefined risks and responsibilities for both parties while at the same time strengthening the reliance upon each other for a true partnering relationship.

The core of this business model rests with the Corporation providing product to the customer on a consignment basis with the Corporation recording sales to the retailer at the time a product is electronically scanned through the retailer’s cash register. The need for enhanced controls on the part of both parties requires a high reliance on the compatibility and coordination of electronic data interchange.

The advance costs of converting to this new business model were substantial for both parties and indicate the commitment to a true partnering relationship. For the Corporation, the single largest financial impact related to the reversal of previous sales transactions required to revert legal ownership of the inventory at the customer’s retail stores back to the Corporation. Following physical inventories conducted at each store location, the Corporation issued sales credits totaling $64.9 million to these two customers and all parties simultaneously modified their electronic inventory tracking systems accordingly. The Corporation incurred additional costs, net of inventory credits, of $23.7 million primarily for the initial inventory counting procedures, systems enhancements, outside consulting, recognition of shrink obligations and other costs related to this fundamental change in the business relationship.

The Corporation also incurred additional pretax charges of $225.8 million associated with its restructure program. The primary objectives of the restructure program were to complete the integration of recent acquisitions, rationalize the product branding strategy, significantly reduce product line sizes, consolidate manufacturing operations, and reduce costs through the elimination of non-value-added activities. The Corporation established a Project Management Office to charter, scope and track the progress of various restructuring initiatives to assure achievement of the objectives. By February 28, 2002, all projects had been completed or were substantially complete and the Corporation did not expect to incur any additional charges related to these projects going forward. The costs for these projects are summarized as follows:

•	A pretax restructuring charge of $56.7 million. This pretax charge included $39.0 million for the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations. These costs relate directly to employee severance and benefit termination costs, lease termination costs, and certain other costs required to exit certain facilities. In addition, the restructuring charge includes $17.7 million related to the completion of contractual changes with an online partner of the Corporation’s Internet unit.

•	A reduction in net sales of $16.2 million for the elimination of the FMN brand and other product line size reductions.

•	A pretax charge of $49.1 million to reduce the value of inventory in the Corporation’s domestic and Canadian operations to net realizable value associated with the brand rationalization and product line size reduction, highlighted by the elimination of the Corporation’s FMN product brand.

•	A pretax charge of $46.5 million to reduce the carrying value of the net assets of two of the Corporation’s under-performing foreign operating units in the Pacific Rim.

•	A pretax charge of $57.3 million for other costs related to the restructure efforts, primarily involving field execution, program administration, moving and training costs, fixed asset eliminations, and similar costs incurred at certain of the foreign subsidiaries.

In a related phase of its restructuring efforts, the Corporation realigned its borrowing capabilities and increased its potential debt capacity to approximately $1.3 billion. The new facilities are comprised of a balanced mix of senior notes, convertible notes, term loans, secured credit facilities and revolving credit facilities, all with varying maturities and interest rates.

On June 22, 2001, the Corporation entered into agreements to sell $175 million of 7.00% convertible subordinated notes due in 2006 and $260 million of 11.75% senior subordinated notes due in 2008 to qualified institutional investors. The convertible notes outstanding could potentially result in the issuance of 12.6 million shares of the Corporation’s Class A Common Stock. The transactions, which closed on June 29, 2001, resulted in net proceeds to the Corporation of approximately $414.3 million, after deducting underwriting discounts and transactional expenses. The Corporation used the net proceeds from these offerings to repay indebtedness and to provide funds for other general corporate purposes. On August 28, 2001, the Corporation filed Form S-3 and Form S-4 with the SEC to register these debt offerings.

On August 9, 2001, the Corporation entered into a new $350 million senior secured credit facility that was reduced to $320 million on July 22, 2002. It consists of three tranches: a $75 million, 364-day revolving credit facility, a $120 million revolving credit facility maturing January 15, 2006, and a $125 million term loan maturing June 15, 2006, of which $118 million was outstanding at February 28, 2003. On April 7, 2003, the Corporation paid the entire $118 million outstanding amount of this term loan. On July 22, 2002, the Corporation exercised its option on the 364-day revolving facility for an additional 364 days. At the request of the Corporation, the facility was reduced from $105 million to $75 million. The credit facility contains various restrictive covenants which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth and earnings requirements. The credit facility provides for certain restrictions on the Corporation’s ability to incur additional indebtedness to acquire other businesses and entities, and to pay shareholder dividends. At February 28, 2003, the Corporation is in compliance with all its debt covenants. Based on the strong improvement in its balance sheet, the Corporation has modified its debt covenants and expects to be in compliance throughout 2004. As a final piece of the debt realignment, the Corporation also entered into a three-year, $250 million credit facility secured by certain trade accounts receivable. At the request of the Corporation, on August 6, 2002, the agreement was amended reducing the available financing from $250 million to $200 million.

Restructuring Activities — 2002

During 2002, the Corporation recorded a $56.7 million restructure charge as discussed above. This restructure charge included $29.0 million for employee termination benefits, $2.1 million for facility rationalization costs, $1.5 million for lease exit costs, $17.7 million for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6.4 million of other costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002.

The following table summarizes the provisions and remaining reserve associated with the restructure charge at February 28, 2003:

(Thousands of dollars)

		Facility	Lease	Change in
	Termination	Rationalization	Exit	Contractual	Other
	Benefits	Costs	Costs	Relationship	Costs	Total

Provision in 2002	$29,053	$2,054	$1,500	$17,727	$6,381	$56,715
Non-cash charge	—	—	—	(17,727)	—	(17,727)
Cash expenditures	(11,076)	(1,829)	—	—	(6,300)	(19,205)

Balance February 28, 2002	$17,977	$225	$1,500	$—	$81	$19,783
Cash expenditures	(13,936)	(185)	(1,401)	—	(81)	(15,603)

Balance February 28, 2003	$4,041	$40	$99	$—	$—	$4,180

Included in accrued liabilities at February 28, 2003 is $4.2 million representing the portion of severance and other exit costs not yet expended. The payment of certain termination benefits will not be completed until 2006.

Net Income (Loss) and Earnings (Loss) Per Share

The net income of $121.1 million or $1.63 per share in 2003 compared to a net loss of $122.3 million or $1.92 per share in 2002. However, the net loss in 2002 was significantly impacted by the restructuring and other charges discussed above; the total impact of these charges was to reduce pretax earnings by $314.4 million. The net loss of $113.8 million or $1.79 per share for 2001 included non-cash charges of $143.6 million for disputed deductions with the IRS relating to the Corporation’s COLI programs and $32.5 million for the write-down of the Corporation’s 19.6% investment in shares of Egreetings. Also included was a charge of $21.1 million for the cumulative effect of accounting changes related to the recording of certain seasonal shipments required by the issuance of SAB 101.

Segment Information

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As a result of the Corporation’s restructure efforts in 2002, the Plus Mark, Inc. subsidiary has been reclassified to the Social Expression Products segment. This reflects the integration of the production of the domestic gift wrap and boxed card product into that subsidiary and its integration with the Social Expression Products’ operations. This subsidiary now has a substantial mix of both everyday and seasonal products and as a result has similar economic characteristics with the Social Expression Products segment. This subsidiary previously was included in non-reportable segments, and the prior year amounts have been reclassified to conform to the current year presentation. As permitted under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods.

The Corporation owns and operates approximately 600 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors. Upon the adoption of EITF 01-09, as discussed above, the Retail Operations segment now meets the revenue threshold for separate disclosure required under SFAS No. 131. This segment was previously included in the non-reportable segments, and the prior year amounts have been reclassified to conform to the current year presentation.

AmericanGreetings.com, Inc. is an Internet-based provider of greetings and other social communication content to consumers and Internet-based businesses.

Social Expression Products Segment

In 2002, the effect of the conversion to scan-based trading for two major United States customers was to reverse sales and the related cost of sales of product that had previously been shipped to those customers. In addition, the elimination of the Corporation’s FMN brand and the associated product line size reduction resulted in credits being granted to customers for already-sold product that was eliminated from the ongoing product offerings. The Corporation also undertook a number of other restructuring and reorganization initiatives during the year. For management evaluation of its operating segments, the effects of these initiatives were excluded from the internal reporting and evaluation of the performance of the operating segments. These items are reported consistently in Note 3 to the Consolidated Financial Statements.

The net sales of the Social Expression Products segment decreased $21.1 million or 1.3% from 2002 to 2003. The decrease reflected the continued weak market demand in Australia, poor sell through on calendar products in the United States and a reduction in seasonal card shipments in an effort to further reduce return rates in all of the greeting card markets. In the United States, the impact of net store losses at several retailers was primarily offset by increased acceptance of the Corporation’s entry price products.

Overall, unit sales of everyday greeting cards increased approximately 5.6% from 2002 to 2003, with higher unit volume in the United States and the United Kingdom more than offsetting decreases in the other international operations, including Australia. In the United States, approximately 4.0 percentage points of the increase is the result of prior year initiatives to convert to scan based trading and eliminations of the FMN product line. Everyday card prices decreased approximately 2.1% in 2003 from 2002, particularly in the United States. Unit sales of seasonal greeting cards decreased approximately 2.5% from 2002 to 2003 while seasonal card prices declined approximately 2.8% in 2003 from 2002.

The net sales of the segment decreased 5.2% from 2001 to 2002, as unit sales of everyday greeting cards decreased significantly in the United States and Australia, and to a lesser extent in Canada. However, net sales of seasonal cards in this segment were up approximately 4% in 2002 from 2001.

Segment earnings increased $53.9 million or 21.3% from 2002 to 2003. Improved earnings in the United States and the United Kingdom more than offset declines in Australia from 2002 to 2003. The increase in earnings reflects operating expense reductions in several areas as a result of the restructuring activities in 2002, particularly order filling, field sales, merchandiser and administration expenses.

Segment earnings decreased 7.2% in 2002 from 2001, which was due to the lower sales of higher-margin everyday greeting cards in the United States. Earnings were improved, however, in other countries where the Social Expression Products segment has operations, including Canada, the United Kingdom, Mexico and South Africa. The improvement in these countries was attributable to benefits relating to the various restructure and other cost-saving initiatives undertaken in 2000.

Retail Operations

Net sales in the Retail Operations segment decreased $3.4 million or 1.3% in 2003 from 2002, after decreasing $3.1 million or 1.1% in 2002 from 2001. Comparable same-store sales, however, were slightly up in 2003 from 2002. In 2003, the Corporation closed 28 stores and opened 11 new stores and ended the year with 603 operating outlets.

Segment profits, however, increased $0.2 million or 1.1% in 2003 from 2002, reflecting expense reductions that more than offset the lower sales level and continued emphasis on improving the overall portfolio of stores by closing poor performing locations. Segment profits decreased $3.9 million in 2002 from 2001, as the savings in expenses did not offset the decline in sales.

AmericanGreetings.com, Inc. Segment

In March 2001, AmericanGreetings.com, Inc. acquired Egreetings Network, Inc., a company that operated an online card and entertainment Internet site. In September 2001, AmericanGreetings. com, Inc. acquired the BlueMountain.com division of At Home Corporation. The BlueMountain.com division also operated an online card and entertainment Internet site.

Net sales of AmericanGreetings.com, Inc. decreased $5.1 million or 12.9% in 2003 from 2002, reflecting a $16.1 million decrease in advertising revenue that was only partially offset by an increase in the subscription-fee based business that began in December 2001. By the end of 2003, the Corporation had approximately 2 million paid subscribers. Net sales increased 63.0% in 2002 compared to 2001, as a strong advertising market drove this revenue from $17.4 million in 2001 to $30.5 million in 2002.

AmericanGreetings.com, Inc. continued to make progress in 2003 in terms of profitability. Earnings increased to a profit of $0.5 million from the 2002 loss of $2.1 million. The segment loss of $2.1 million in 2002 excludes a $17.7 million charge related to the completion of contractual changes with an online strategic partner. The reduction in the segment loss from $36.1 million in 2001 was due to the higher revenues as well as lower expenses due to the contractual changes noted above.

Unallocated Items

Centrally incurred and managed costs and charges for the previously identified business initiatives are not allocated back to the operating segments. The unallocated items include interest expense of $79.1 million in 2003 on centrally-incurred debt and domestic profit-sharing expense of $13.6 million. In addition, the costs associated with corporate operations including the senior management staff, corporate finance, legal, human resource functions, insurance programs and certain other programs, among other costs, are included in the unallocated items totaling $53.5 million.

Liquidity and Capital Resources

Cash flow from operations provided $77.0 million in 2003 compared to $36.4 million in 2002 and $109.8 million in 2001. The overall increase from 2002 to 2003 reflects the improvement in net income, a significant shift in deferred costs-net amounts between 2002 and 2003 as amortization exceeded payments, and continued improvements in working capital, partially offset by a payoff of the Corporation’s COLI tax settlement and the discretionary funding of the Gibson Retirement Income Plan, a defined benefit plan.

Accounts receivable, net of the effect of acquisitions and divestitures, used $15.6 million in cash in 2003, compared to generations of $94.9 million in 2002 and $29.2 million in 2001. The decrease of $94.9 million in 2002 reflected strong cash collections during the year, aided in part by the conversion to scan-based trading for two major customers. Upon conversion to scan-based trading, customer payment terms improved and leveled seasonal peaks in their accounts receivable.

Inventories, net of the effects of acquisitions and divestitures, decreased $18.3 million in 2003, compared with a decrease of $63.9 million in 2002 and an increase of $46.6 million in 2001. The decrease in 2003 reflects the favorable impacts of plant consolidations and SKU reductions undertaken in the prior year, as well as reduced seasonal card production as gross outbound shipments were reduced in an effort to control return rates. The decrease in 2002 included inventory write-downs of $49.1 million, net of LIFO valuation benefits, recorded during the year, combined with the eliminations of the FMN product line, but partially offset by a $17 million increase related to the Corporation’s conversion to scan-based trading.

Deferred costs — net represents payments under agreements with retailers net of the related amortization of those payments. During 2003, amortization exceeded payments by $39.7 million; in 2002, payments exceeded amortization by $124.8 million. The 2002 amount reflected the Corporation’s significant expansion of its agreements with three major customers while the 2003 amount reflects a lower level of additions for new or amended contracts. In 2001, amortization exceeded cash payments by $4.1 million. Payments are made under new, existing, amended and extended agreements, and a portion of the year-to-year fluctuation in these amounts is due to the timing of various payment and effective dates of the agreements. However, these deferred costs are amortized against operations over the estimated periods of the agreements, so that the effect on earnings approximates the associated revenue streams. Total commitments under the agreements are capitalized as deferred costs when the agreements are consummated, and any future payment commitments are recorded as liabilities at that time. See Note 9 to the Consolidated Financial Statements for further discussion of deferred costs related to customer agreements. See “Critical Accounting Policies” below for further discussion related to the accounting treatment of customer agreements.

Accounts payable and other liabilities decreased $106.1 million in 2003 compared to a decrease of $37.2 million in 2002 and an increase of $87.3 million in 2001. The decrease in 2003 was due primarily to payments to settle the disputed income tax liability associated with the Corporation’s COLI program. The decrease in 2002 was due to decreases in income taxes payable and dividends payable, offset partially by the liabilities established in connection with the 2002 restructure charge, primarily for employee severance payment obligations. The decrease in income taxes payable reflected the tax benefits of the loss incurred by the Corporation in 2002, and the decrease in dividends payable reflected the elimination of quarterly shareholder dividend payments. The increase in 2001 was due to the increase in income taxes payable that year for the recording of $143.6 million for the COLI tax exposure, partially offset by cash payments associated with the 2000 restructuring activities and with the integration costs of acquisitions.

The net amount of $22.5 million used for business acquisitions and divestitures in 2002 represents the cash price paid of $35.0 million for the BlueMountain.com acquisition, less $12.5 million received in the sale of a domestic business unit, M&D Balloons. The 2001 amount of $180.0 million includes primarily the net cash payments of $139 million made that year for the completion of the acquisition of Gibson and $31 million paid for the acquisition of CPS.

Capital expenditures were $31.3 million in 2003, up slightly from $29.0 million in 2002, as the Corporation continued to limit capital expenditures to only projects with high internal rates of returns or critical operating necessities. In 2001, capital expenditures were $74.4 million. The 2001 amount included $14 million of investments in facilities and manufacturing equipment in the United Kingdom in order to increase operating efficiency and enable facility rationalization. In addition, capital expenditures in 2001 included $7.3 million for the expansion of the acquired Contempo party goods manufacturing facility and $4.5 million related to the Gibson acquisition.

Investing activities other than acquisitions, divestitures and capital expenditures provided $44.6 million in 2003, compared to using $20.0 million in 2002 and providing $59.2 million in 2001. The COLI program provided $10.0 million during 2003 as the Corporation took further steps to wind down the program, and the sale of a marketable security investment held by the Corporation’s United Kingdom subsidiary provided $17.0 million. The $20.0 million cash use in 2002 reflected additional cash required for the Corporation’s COLI program that year. The cash provided in 2001 included $20.3 million of cash proceeds from the sale of a building and the settlement of a $15 million supply agreement loan.

Net cash provided from financing activities was $13.3 million in 2003. This increase was primarily due to $21.5 million provided by the exercise of stock options under employee benefit plans. The net increase of $116.7 million in short-term debt and the reduction of $124.8 million in long-term debt reflects the reclassification of the term loan agreements from long-term to short-term, as the Corporation will retire those outstanding loans in 2004.

In 2002, cash provided by financing activities was $86.1 million. The net increase in long-term debt of $473.3 million and the reduction of short-term debt reflected the Corporation’s realignment of its borrowing facilities, including $260 million of 11.75% senior subordinated notes, $175 million of 7.00% convertible subordinated notes, and the borrowings made under the $320 million senior secured credit facility. These notes and the credit facility are discussed in more detail above and in Note 10 to the Consolidated Financial Statements. In 2002, the Corporation had negligible transactions affecting its outstanding shares, as there was limited stock option activity due to the lower market price of the Corporation’s publicly-traded Class A shares, and the Corporation did not make any significant purchases of treasury shares.

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

A total of $26.6 million was paid as dividends to shareholders during 2002. This reduction from $52.7 million in 2001 was due to the suspension of quarterly dividend payments after the $0.10 per share dividend declared in September 2001 and paid in December 2001.

The Corporation’s operating cash flow and existing credit facilities are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements which are financed through short-term borrowings.

Market Risk

During 2002, the Corporation entered into an exclusive supply agreement with a major customer. The agreement provided for certain advances and allowances to be earned over the length of the commitment. Subsequent to entering into the agreement, the customer filed for Chapter 11 protection. The customer has assumed the supply agreement with the Corporation in its plan of reorganization, which was approved on April 22, 2003. The Corporation expects that the customer will satisfy its purchase commitments under the terms of the agreement.

The Corporation maintains adequate reserves for deferred contract costs related to supply agreements and does not expect that the non-completion of any particular contract would result in a material loss.

The Corporation’s market risk is further impacted by changes in interest rates and foreign currency exchange rates. The Corporation manages interest rate exposure through a mix of fixed and floating rate debt. A significant portion of the Corporation’s debt has fixed rates, limiting its exposure to fluctuations in interest rates. To date, risks associated with interest rate movements have not been significant and are not expected to be so in the near term.

Approximately 18% of the Corporation’s 2003 net sales were generated from operations outside the United States. Operations in Australasia, Canada, Mexico, South Africa and the United Kingdom are denominated in currencies other than United States dollars. Each of these operations conducts substantially all of its business in its local currency and is not subject to material operational risks associated with fluctuations in exchange rates. The Corporation’s net income was not materially impacted by the translation of the foreign operations’ functional currencies into United States dollars. Exposure to exchange rate fluctuations historically has not been significant; however, no assurance can be given that future results will not be adversely affected by significant changes in foreign currency exchange rates.

Contractual Obligations

The following chart reflects the Corporation’s contractual obligations as of February 28, 2003:

(Thousands of Dollars)

			Payment
			Commitments
	Short and		Under	Payment
	Long-		Agreements	Commitments
	Term		with	Under Royalty	Severance &
	Debt	Leases	Customers	Agreements	Retention	Total

2004	$133,180	$51,426	$92,005	$10,278	$9,893	$296,782
2005	80	39,338	27,180	13,941	2,134	82,673
2006	—	32,688	4,799	12,520	874	50,881
2007	175,000	28,129	2,301	313	—	205,743
2008	—	24,068	400	100	—	24,568
Thereafter	551,451	54,458	—	—	—	605,909

	$859,711	$230,107	$126,685	$37,152	$12,901	$1,266,556

Excluded from the foregoing table are open purchase orders at February 28, 2003 for raw materials and supplies used in the normal course of business.

Critical Accounting Policies

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States, which requires the Corporation to make estimates and assumptions (see Note 1 to the Consolidated Financial Statements).

The Corporation exercises considerable judgment in establishing estimates for certain critical accounting policies which could have a material impact in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts

The Corporation evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Corporation is aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts against amounts due is recorded to reduce the receivable to the amount the Corporation reasonably expects will be collected. In addition, the Corporation recognizes reserves for bad debts based on estimates developed by using standard quantitative measures incorporating historical write-offs and current economic conditions. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although the Corporation considers these balances adequate and proper, changes in economic conditions in the retail markets in which the Corporation operates could have a material effect on the required reserve balances.

Goodwill

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. On March 1, 2002, the Corporation adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement, which superceded APB Opinion No. 17, “Intangible Assets”, eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. Upon adoption, the Corporation discontinued amortization of its goodwill in accordance with this Statement but performs an annual test for goodwill impairment. To test goodwill for impairment, the Corporation is required to estimate the fair market value of the reporting units. This fair market value model incorporates the Corporation’s estimates of future cash flows, estimated allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to management’s judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill. The Corporation will complete its annual test for impairment at the beginning of its fourth quarter.

Deferred Costs

In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The Corporation views the use of such agreements as advantageous in developing and maintaining business with its retail customers. Under these agreements, the customer typically receives from the Corporation a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from the Corporation over the stated time period of the agreement to meet a minimum purchase volume commitment. The agreements are negotiated individually to meet competitive situations and therefore, while some aspects of the agreements may be similar, important contractual terms vary. The agreements may or may not specify the Corporation as the sole supplier of social expression products to the customer.

Although risk is inherent in the granting of advances, the Corporation subjects such customers to its normal credit review. In circumstances where the Corporation is aware of a particular customer’s inability to meet its performance obligation, the Corporation records a specific reserve to reduce the deferred cost asset to the Corporation’s estimate of the value of future cash flows based upon expected performance. Losses attributed to these specific events have historically not been material. The balances and movement of the valuation reserve accounts are disclosed on an annual basis on Schedule II of the Annual Report on Form 10-K filed by the Corporation.

For contractual arrangements that are based upon a minimum purchase volume commitment, the Corporation periodically reviews the progress toward the volume commitment and estimates future sales expectations on an individual customer agreement basis. Factors that can affect the Corporation’s estimate include store door openings and closings, retail industry consolidation, amendments to the agreements, consumer shopping trends, addition or deletion of participating products, and product productivity. Based upon its review, the Corporation may modify the remaining amortization periods of individual agreements to reflect the changes in the estimates for the attainment of the minimum volume commitment in order to align amortization expense with the periods benefited. The Corporation does not make retroactive expense adjustments to prior fiscal years. The aggregate average remaining life of the Corporation’s contract base is 6.5 years.

The accuracy of the Corporation’s assessments of the performance-related value of a deferred cost asset related to a particular agreement and of the estimated time period of the completion of a volume commitment is based on management’s ability to accurately predict certain key variables such as product demand at retail, product pricing, customer viability and other economic factors. Predicting these key variables involves uncertainty about future events; however, the assumptions used are consistent with the Corporation’s internal planning. If the deferred cost assets are assessed to be recoverable, they are amortized over the periods benefited. If the carrying value of these assets is considered to be not recoverable through performance, such assets are written down as appropriate.

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

New Accounting Pronouncements

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued. This Statement, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, provides a single accounting model for the disposal of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Corporation adopted this statement effective March 1, 2002.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, was issued. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires that debt extinguishment must meet the criteria under APB Opinion No. 30 to be classified as an extraordinary item. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Corporation does not believe that adoption of this Statement will have a material impact on the financial statements of the Corporation.

In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities”, was issued. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over any future service period. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. In the normal course of business, in the fourth quarter of 2003, the Corporation undertook numerous individual and independent cost reduction programs that included charges for employee severance costs. While none of the independent programs were material individually, aggregate severance costs of $8.9 million for approximately 500 positions were recorded at the end of 2003. All affected employees were notified of termination prior to February 28, 2003 and were terminated in early 2004. All severance is expected to be paid by the end of 2004.

In November 2002, FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. No additional disclosures are required by the Corporation related to this Interpretation.

Factors That May Affect Future Results

The Corporation believes that the restructuring and reorganization activities it completed in 2002 will strengthen its position in the social expression industry. However, other potential challenges in the economic environment in which it operates may have negative impacts on the Corporation and its operating results in the future. These challenges include a potential decrease or deterioration of the sales levels of greeting cards, both in price and volume, purchased by the ultimate consumer at the Corporations’ customers’ retail locations, which may be affected in the future.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments — The Corporation does not hold or issue derivative financial instruments for trading purposes.

Interest Rate Exposure — The majority of the Corporation’s debt is carried at fixed interest rates. Therefore, the Corporation’s overall interest rate exposure risk is minimal. Based on the Corporation’s interest rate exposure on its non-fixed rate debt as of and during the year ended February 28, 2003, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense.

Foreign Currency Exposure — The Corporation’s international operations expose it to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. The impact of foreign currency exchange rates changes from 2002 to 2003 was to increase the net income of the Corporation by approximately $1.6 million in 2003. The net income of the Corporation was not materially affected by exchange rate fluctuations for the years ended February 28, 2002, or 2001.

At February 28, 2003, a hypothetical 10% movement in the weighted-average foreign exchange rates for the entire 2003 fiscal year would have had an approximate $4.4 million effect on income.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a discussion of the Corporation’s exposure to market risk.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENT OF OPERATIONS
Years ended February 28, 2003, 2002 and 2001

Thousands of dollars except share and per share amounts

	2003	2002	2001

Net sales	$1,995,860	$1,927,346	$2,109,852
Costs and expenses:
Material, labor and other production costs	881,771	937,001	933,937
Selling, distribution and marketing	620,885	685,942	724,915
Administrative and general	240,129	313,655	280,202
Restructure charges	—	56,715	—
Interest expense	79,095	78,599	55,387
Other (income) expense — net	(26,858)	51,758	16,778

	1,795,022	2,123,670	2,011,219

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	200,838	(196,324)	98,633
Income tax expense (benefit)	79,732	(74,014)	191,306

Income (loss) before cumulative effect of accounting change	121,106	(122,310)	(92,673)
Cumulative effect of accounting change, net of tax	—	—	(21,141)

Net income (loss)	$121,106	$(122,310)	$(113,814)

Earnings (loss) per share:
Before cumulative effect of accounting change	$1.85	$(1.92)	$(1.46)
Cumulative effect of accounting change, net of tax	—	—	(0.33)

Earnings (loss) per share	$1.85	$(1.92)	$(1.79)

Earnings (loss) per share — assuming dilution	$1.63	$(1.92)	$(1.79)

Average number of shares outstanding	65,636,621	63,615,193	63,646,405
Average number of shares outstanding — assuming dilution	78,980,830	63,615,193	63,646,405

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 2003 and 2002
Thousands of dollars except share and per share amounts

ASSETS	2003	2002

CURRENT ASSETS
Cash and cash equivalents	$208,463	$100,979
Trade accounts receivable, less allowances for sales returns of $86,318 ($102,265 in 2002) and for doubtful accounts of $35,595 ($34,856 in 2002)	309,967	288,986
Inventories	278,807	290,804
Deferred and refundable income taxes	202,485	200,206
Prepaid expenses and other	234,766	185,207

Total current assets	1,234,488	1,066,182
GOODWILL — NET	209,664	199,195
OTHER ASSETS	748,540	933,133
PROPERTY, PLANT AND EQUIPMENT — NET	391,428	416,485

	$2,584,120	$2,614,995

LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

CURRENT LIABILITIES
Debt due within one year	$133,180	$11,720
Accounts payable	180,498	130,601
Accrued liabilities	132,747	188,356
Accrued compensation and benefits	82,782	109,004
Income taxes	57,813	150,588
Other current liabilities	112,377	125,771

Total current liabilities	699,397	716,040
LONG-TERM DEBT	726,531	853,113
OTHER LIABILITIES	66,379	115,795
DEFERRED INCOME TAXES	14,349	27,628
SHAREHOLDERS’ EQUITY
Common shares — par value $1 per share:
Class A — 73,886,138 shares issued less 12,586,963 Treasury shares in 2003 and 71,750,368 shares issued less 12,597,692 Treasury shares in 2002	61,299	59,153
Class B — 6,064,472 shares issued less 1,464,470 Treasury shares in 2003 and 6,066,092 shares issued less 1,457,615 Treasury shares in 2002	4,600	4,608
Capital in excess of par value	310,872	286,158
Treasury stock	(438,704)	(438,824)
Accumulated other comprehensive loss	(42,494)	(69,614)
Retained earnings	1,181,891	1,060,938

Total shareholders’ equity	1,077,464	902,419

	$2,584,120	$2,614,995

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28, 2003, 2002 and 2001

Thousands of dollars

	2003	2002	2001

OPERATING ACTIVITIES:
Net income(loss)	$121,106	$(122,310)	$(113,814)
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	21,141
Write-down of equity investment	—	—	32,554
Impairment charge	—	37,000	—
Restructure charges	(15,603)	37,510	—
(Gain) on sale of marketable security	(12,027)	—	—
Depreciation and amortization	64,810	84,308	98,057
Deferred income taxes	(24,519)	13,416	72,449
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade accounts receivable	(15,636)	94,906	29,201
Decrease (increase) in inventories	18,260	63,942	(46,587)
Decrease (increase) in other current assets	5,933	(9,310)	(78,514)
Decrease (increase) in deferred costs — net	39,741	(124,798)	4,110
(Decrease) increase in accounts payable and other liabilities	(106,133)	(37,176)	87,256
Other — net	1,106	(1,137)	3,947

Cash Provided by Operating Activities	77,038	36,351	109,800
INVESTING ACTIVITIES:
Business acquisitions	—	(22,500)	(179,993)
Property, plant and equipment additions	(31,299)	(28,969)	(74,382)
Proceeds from sale of fixed assets	1,613	4,020	22,294
Investment in corporate-owned life insurance	10,017	(8,927)	181
Other	32,940	(15,077)	36,751

Cash Provided (Used) by Investing Activities	13,271	(71,453)	(195,149)
FINANCING ACTIVITIES:
Increase in long-term debt	—	554,398	—
Decrease in long-term debt	(124,833)	(81,122)	(80,431)
Increase (decrease) in short-term debt	116,747	(363,437)	257,541
Sale of stock under benefit plans	21,487	2,929	—
Purchase of treasury shares	(83)	(121)	(45,530)
Dividends to shareholders	—	(26,566)	(52,743)

Cash Provided by Financing Activities	13,318	86,081	78,837
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,857	(1,691)	(2,807)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,484	49,288	(9,319)
Cash and Cash Equivalents at Beginning of Year	100,979	51,691	61,010

Cash and Cash Equivalents at End of Year	$208,463	$100,979	$51,691

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years ended February 28, 2003, 2002 and 2001
Thousands of dollars except per share amounts

	Common Shares		Capital in
			Excess of	Treasury	Shares Held
	Class A	Class B	Par Value	Stock	In Trust

BALANCE FEBRUARY 29, 2000	$59,873	$4,647	$304,946	$(445,758)	$(20,480)
Net loss
Other comprehensive loss:
Foreign currency translation adjustment
Unrealized loss on available-for-sale securities (net of tax of $129)
Comprehensive loss
Cash dividends — $0.62 per share
Exchange of shares	1	(1)
Sale of shares under benefit plans, including tax benefits	3		24
Purchase of treasury shares	(2,220)	(24)		(43,287)
Shares issued in acquisition	1,200		(18,916)	41,716
Sale of treasury shares	3	7		202

BALANCE FEBRUARY 28, 2001	58,860	4,629	286,054	(447,127)	(20,480)
Net loss
Other comprehensive (loss) income:
Foreign currency translation adjustment
Unrealized gain on available-for-sale securities (net of tax of $940)
Comprehensive loss
Cash dividends — $0.20 per share
Exchange of shares	42	(27)		(15)
Sale of shares under benefit plans, including tax benefits	11		104
Purchase of treasury shares		(8)		(113)
Sale of treasury shares		6		13
Stock grants	240	8		8,418

BALANCE FEBRUARY 28, 2002	59,153	4,608	286,158	(438,824)	(20,480)
Net income
Other comprehensive income:
Foreign currency translation adjustment
Reclassification of realized gain on available- for-sale securities (net of tax of $3,040)
Comprehensive income
Exchange of shares	11	(11)
Sale of shares under benefit plans, including tax benefits	2,133		24,714	40
Purchase of treasury shares		(5)		(78)
Sale of treasury shares				6
Stock grants and other	2	8		152

BALANCE FEBRUARY 28, 2003	$61,299	$4,600	$310,872	$(438,704)	$(20,480)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Deferred	Other
	Compensation	Comprehensive	Retained
	Plans	(Loss) Income	Earnings	Total

BALANCE FEBRUARY 29, 2000	$20,480	$(27,572)	$1,356,275	$1,252,411
Net loss			(113,814)	(113,814)
Other comprehensive loss:
Foreign currency translation adjustment		(30,350)		(30,350)
Unrealized loss on available-for-sale securities (net of tax of $129)		(257)		(257)

Comprehensive loss				(144,421)
Cash dividends — $0.62 per share			(39,407)	(39,407)
Exchange of shares
Sale of shares under benefit plans, including tax benefits				27
Purchase of treasury shares				(45,531)
Shares issued in acquisition				24,000
Sale of treasury shares			(101)	111

BALANCE FEBRUARY 28, 2001	20,480	(58,179)	1,202,953	1,047,190
Net loss			(122,310)	(122,310)
Other comprehensive (loss) income:
Foreign currency translation adjustment		(13,315)		(13,315)
Unrealized gain on available-for-sale securities (net of tax of $940)		1,880		1,880

Comprehensive loss				(133,745)
Cash dividends — $0.20 per share			(13,834)	(13,834)
Exchange of shares
Sale of shares under benefit plans, including tax benefits				115
Purchase of treasury shares				(121)
Sale of treasury shares			(109)	(90)
Stock grants			(5,762)	2,904

BALANCE FEBRUARY 28, 2002	20,480	(69,614)	1,060,938	902,419
Net income			121,106	121,106
Other comprehensive income:
Foreign currency translation adjustment		33,171		33,171
Reclassification of realized gain on available- for-sale securities (net of tax of $3,040)		(6,051)		(6,051)

Comprehensive income				148,226
Exchange of shares
Sale of shares under benefit plans, including tax benefits			(95)	26,792
Purchase of treasury shares				(83)
Sale of treasury shares			(4)	2
Stock grants and other			(54)	108

BALANCE FEBRUARY 28, 2003	$20,480	$(42,494)	$1,181,891	$1,077,464

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 28, 2003, 2002 and 2001
Thousands of dollars except per share amounts

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of American Greetings Corporation (the Corporation) and its subsidiaries. All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2003 refers to the year ended February 28, 2003. The Corporation’s subsidiary, AmericanGreetings.com, Inc., is consolidated on a two-month lag corresponding with its fiscal year-end of December 31.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform with the 2003 presentation. The Corporation adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), effective March 1, 2002. As a result, certain amounts in the prior year financial statements have been reclassified. See below for further discussion.

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

Financial Instruments: The carrying value of the Corporation’s financial instruments approximate their fair market values, other than the fair value of the Corporation’s publicly-traded debt. See Note 10.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandiser, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand, Mexico, South Africa, Malaysia, Hong Kong and Singapore. Net sales to the Corporation’s five largest customers accounted for approximately 30%, 37% and 29% of net sales in 2003, 2002 and 2001, respectively. Net sales to Wal-Mart Stores, Inc. accounted for 11%, 12% and 10% of net sales in 2003, 2002 and 2001, respectively.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit exists.

During 2002, the Corporation entered into an exclusive supply agreement with a major customer. The agreement provided for certain advances and allowances to be earned over the length of the commitment. Subsequent to entering into the agreement, the customer filed for Chapter 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

protection. The customer has assumed the supply agreement with the Corporation in its approved plan of reorganization, and the Corporation expects that the customer will satisfy its purchase commitments under the terms of the agreement.

Deferred Costs: In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. Deferred costs estimated to be charged to operations during the next twelve months are classified as “Prepaid expenses and other” in the Consolidated Statement of Financial Position and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets”. These amortization charges match the costs of obtaining business over the periods to be benefited. The periods of amortization are continually evaluated to determine if later circumstances warrant revisions of the estimated amortization periods. Such costs are capitalized as assets reflecting the probable future economic benefits obtained as a result of the transactions. Future economic benefit is further defined as cash inflow to the Corporation. The Corporation, by incurring these costs, is ensuring the probability of future cash flows through sales to customers. The amortization of such deferred costs properly matches the cost of obtaining business over the periods to be benefited. The Corporation maintains adequate reserves for deferred contract costs related to supply agreements and does not expect that the non-completion of any particular contract would result in a material loss. See Note 9 for further discussion.

Inventories: Finished products, work in process and raw material inventories are carried at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for approximately 60% of the domestic inventories. The foreign subsidiaries principally use the first-in, first-out method. Display material and factory supplies are carried at average cost. See Note 6 for further information.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans. The net life insurance expense, including interest expense, is included in “Administrative and general” expenses in the Consolidated Statement of Operations. The related interest expense, which approximates amounts paid, was $25,453, $24,103 and $26,120 in 2003, 2002 and 2001, respectively. Subsequent to February 28, 2003, as part of its settlement with the Internal Revenue Service (“IRS”), the Corporation has agreed to surrender certain of its corporate-owned life insurance policies. See Note 16 for further discussion.

Goodwill: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. Prior to 2003, goodwill was amortized on a straight-line basis over a period of 40 years for goodwill associated with the Social Expression Products segment and 5 to 15 years for goodwill associated with all other businesses. Accumulated amortization of goodwill was $46,605 at February 28, 2002. Goodwill was reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”. Impairment losses were recorded when the undiscounted cash flows estimated to be generated by those assets were less than the assets’ carrying amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On March 1, 2002, the Corporation adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement, which superseded APB Opinion No. 17, “Intangible Assets”, eliminates the requirement to amortize goodwill and indefinite—lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. Upon adoption, the Corporation discontinued amortization of its goodwill in accordance with this Statement. SFAS No. 142 also requires goodwill to be tested for impairment at least annually at a level of reporting defined in the Statement as a “reporting unit”. The Corporation completed the first step of the transitional impairment test for goodwill during the second quarter of 2003 and determined there were no indicators of impairment as of March 1, 2002. The Corporation completed its annual test for impairment on December 2, 2002 and did not record an impairment charge for goodwill in 2003. See Note 8 for further discussion.

Translation of Foreign Currencies: Asset and liability accounts are translated into United States dollars using exchange rates in effect at the date of the consolidated balance sheet; revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of shareholders’ equity.

Property and Depreciation: Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, equipment and fixtures is computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 25 to 40 years; computer hardware and software over 3 to 7 years; machinery and equipment over 10 to 15 years; and furniture and fixtures over 20 years. Property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Revenue Recognition: Sales of seasonal product to non-related retailers are recognized at the approximate date the product is received by the customer and upon the sales of products to the consumer at Corporation-owned retail locations. Seasonal cards are sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of seasonal cards when those sales to non-related retailers are recognized. Accrual rates utilized for establishing estimated returns reserves have approximated actual returns experience.

Except for seasonal products, sales are recorded by the Corporation upon shipment of products to non-related retailers and upon the sales of products to the consumer at Corporation-owned retail locations. Sales of these products are generally sold without the right of return. Sales credits for non-seasonal product are issued at the Corporation’s sole discretion for damaged, obsolete and outdated products.

Sales of both everyday and seasonal products to retailers with scan-based trading arrangements with the Corporation are recognized when the products are sold by those retailers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The implementation of the change has been accounted for as a change in accounting principle and applied cumulatively as if the change occurred at March 1, 2000. The effect of the change was a one-time non-cash reduction to the Corporation’s earnings of $21,141, which is included in the Consolidated Statement of Operations for the year ended February 28, 2001. The Corporation recognized approximately $44,400 in net sales that are included in the cumulative effect adjustment as of March 1, 2000.

Shipping and Handling Fees: The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing” expenses. Shipping and handling costs were $141,259, $153,144 and $154,007 in 2003, 2002 and 2001, respectively.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $52,399, $57,049 and $61,610 in 2003, 2002 and 2001, respectively.

Other (Income) Expense — Net: In 2003, “Other (income) expense — net” included $12,027 of income on the sale of a marketable security investment, $6,670 of royalty income and $5,074 of interest income. The amount of the proceeds received from the sale of the marketable security investment of $16,964 is included in “Other” investing activities in the Statement of Cash Flows for the period. In 2002, “Other (income) expense — net” included $37,000 for the write-down of goodwill related to the Corporation’s subsidiary in Australasia and $9,464 for the write-down to the anticipated selling price of one of its foreign operating units, which the Corporation has decided to divest. See Note 3 for further discussion. In 2001, “Other (income) expense — net” included $32,554 related to the write-down of the Corporation’s investment in Egreetings Network, Inc. (“Egreetings”) to its fair market value and a pre-tax gain of $8,400 on the sale of a building in Canada. In the years presented, “Other (income) expense — net” also included foreign exchange gains and losses, gains and losses on asset disposals, and royalty and interest income. In 2002 and 2001, “Other (income) expense — net” also included the amortization of goodwill. See Note 8 for further discussion.

Income Taxes: Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Stock-Based Compensation: The Corporation has elected to continue to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

SFAS 148 requires prominent disclosure regarding the method used by the Corporation to account for stock-based employee compensation and the effect of the method used on reported results. The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123:

	2003	2002	2001

Net income (loss) as reported	$121,106	$(122,310)	$(113,814)
Employee stock-based compensation expense determined under fair value based method, net of tax	4,695	7,849	4,863

Pro forma net income (loss)	$116,411	$(130,159)	$(118,677)

Earnings (loss) per share:
As reported	$1.85	$(1.92)	$(1.79)
Pro forma	$1.77	$(2.05)	$(1.86)
Earnings (loss) per share — assuming dilution:
As reported	$1.63	$(1.92)	$(1.79)
Pro forma	$1.57	$(2.05)	$(1.86)

The fair value of the options granted used to compute pro forma net income (loss) and pro forma earnings (loss) per share is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Risk-free interest rate	3.8%	4.5%	5.9%
Dividend yield	0.0%	3.9%	5.4%
Expected stock volatility	0.53	0.58	0.46
Expected life in years:
Grant date to exercise date	4.4	7.6	7.7
Vest date to exercise date	1.3	2.4	2.4

The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $5.96, $3.33 and $4.14, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Pronouncements: In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued. This Statement, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, provides a single accounting model for the disposal of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Corporation adopted this statement effective March 1, 2002.

In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer/Reseller”, which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, and EITF No. 00-14, “Accounting for Certain Sales Incentives”. EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a reduction of revenue. The Corporation adopted EITF 01-09 effective March 1, 2002. Certain amounts in the prior years related to incentive payments, amortization of deferred costs and other customer benefits have been reclassified to reflect this adoption. For 2002, net sales; material, labor and other production costs; and selling, distribution and marketing expenses were reduced by $428,394, $55,244 and $373,150, respectively. For 2001, net sales; material, labor and other production costs; and selling, distribution and marketing expenses were reduced by $408,962, $65,334 and $343,628, respectively. These reclassifications did not affect net income for those periods.

In April 2002, SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, was issued. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires that debt extinguishment must meet the criteria under APB Opinion No. 30 to be classified as an extraordinary item. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Corporation does not believe that adoption of this Statement will have a material impact on the financial statements of the Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities”, was issued. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over any future service period. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. In the normal course of business, in the fourth quarter of 2003, the Corporation undertook numerous individual and independent cost reduction programs that included charges for employee severance costs. While none of the independent programs were material individually, aggregate severance costs of $8,864 for approximately 500 positions were recorded at the end of 2003. All affected employees were notified of termination prior to February 28, 2003, and were terminated in early 2004. All severance is expected to be paid by the end of 2004.

In November 2002, FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. No additional disclosures are required by the Corporation related to this Interpretation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 2 — ACQUISITIONS

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

The acquisition of Gibson was primarily financed through short-term borrowings which were subsequently refinanced. See Note 10 for further discussion.

As a result of the acquisition of Gibson, the Corporation incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Gibson locations, to involuntarily terminate Gibson employees, and for other costs to integrate operating locations and other activities of Gibson with the Corporation. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. An additional requirement is that acquisition integration expenses which are associated with the generation of future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 2 — ACQUISITIONS

revenues and have future economic benefit, and those associated with integrating Gibson operations into the Corporation’s locations, must be recorded as expense. The components of the acquisition integration liabilities included in the purchase price allocation for Gibson follow:

	Facility	Workforce
	Obligations	Reductions	Other	Total

Provision in 2001	$59,483	$11,405	$19,363	$90,251
Cash expenditures	5,649	10,084	10,973	26,706

Balance February 28, 2001	53,834	1,321	8,390	63,545
Cash expenditures	6,063	1,321	6,848	14,232

Balance February 28, 2002	47,771	—	1,542	49,313
Cash expenditures	16,351	—	515	16,866

Balance February 28, 2003	$31,420	$—	$1,027	$32,447

The acquisition integration liabilities are based on the Corporation’s integration plan which focuses on distribution facility rationalization. The Corporation anticipates making payments on the facility obligations through 2006.

2001 — CPS Corporation

On July 13, 2000, the Corporation completed its acquisition of CPS Corporation (“CPS”), for a cash price of $31,000 plus 1,200,000 shares of the Corporation’s common stock. CPS is a supplier of gift wrap and decorative packaging.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 3 — RESTRUCTURING AND SPECIAL CHARGES

2002

During 2002, the Corporation undertook three initiatives: the reorganization of the core greeting card business, the implementation of scan-based trading, and a change in the contractual relationship with a strategic partner of the Corporation’s Internet business. In total, the Corporation incurred $314,448 of pre-tax special charges during 2002 in connection with these initiatives.

Included in the special charges noted above is a restructure charge of $56,715. This charge was for costs associated with the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations, including employee severance and benefit termination costs. The restructure charge also included a charge for a change in the contractual relationship with a partner of the Corporation’s Internet unit. More specifically, the restructure charge included $29,053 for employee termination benefits, $2,054 for facility rationalization costs, $1,500 for lease exit costs, $17,727 for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6,381 of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE 3 — RESTRUCTURING AND SPECIAL CHARGES

The following table summarizes the provisions and remaining reserve associated with the restructure charge at February 28, 2003:

		Facility	Lease	Change in
	Termination	Rationalization	Exit	Contractual	Other
	Benefits	Costs	Costs	Relationship	Costs	Total

Provision in 2002	$29,053	$2,054	$1,500	$17,727	$6,381	$56,715
Non-cash charge	—	—	—	(17,727)	—	(17,727)
Cash expenditures	(11,076)	(1,829)	—	—	(6,300)	(19,205)

Balance February 28, 2002	17,977	225	1,500	—	81	19,783
Cash expenditures	(13,936)	(185)	(1,401)	—	(81)	(15,603)

Balance February 28, 2003	$4,041	$40	$99	$—	$—	$4,180

Included in “Accrued liabilities” at February 28, 2003 is $4,180 representing the portion of severance and other exit costs not yet expended. The payment of certain termination benefits will not be completed until 2006.

The Corporation also recorded the following special charges in 2002:

•	Charges associated with a product line size reduction and the elimination of the Corporation’s Forget Me Not greeting card brand. These charges included $49,082 in “Material, labor and other production costs” to write down inventory, and a $16,206 reduction in “Net sales” for credits granted to customers for product on hand at their retail locations eliminated from the Corporation’s brands and product lines.

•	In conjunction with the integration of recently-acquired operations, facility closures and the changes in the distribution infrastructure in those countries, and to reflect the general economic downturn in the region, a pre-tax, non-cash impairment charge of $37,000 recorded in the fourth quarter to write down goodwill related to its operating units in Australasia. This amount is included in “Other (income) expense — net”.

•	Other special pre-tax charges of $66,838 associated with the Corporation’s restructure and reorganization efforts, including project coordination and administration expenses, consultant expenses, field labor costs, system enhancements and facility closure costs.

The total pre-tax impact of these special charges was $225,841.

Also during 2002, the Corporation implemented its scan-based trading business model with two of its retail customers. The impact of its implementation was a $64,901 reduction in its “Net sales” and a $8,599 reduction in its “Material, labor and other production costs”. In addition, the Corporation incurred implementation and other costs of $32,305, primarily for the initial inventory accounting procedures, system enhancements, outside consulting and other related costs, for a total pre-tax impact of $88,607.

The total pre-tax impact of special charges and the implementation of the scan-based trading business model was $314,448.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 4 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share — assuming dilution:

	2003	2002	2001

Numerator (thousands):
Net income (loss) for earnings per share	$121,106	$(122,310)	$(113,814)
Add-back — interest on convertible debt, net of tax	7,403	—	—

Net income (loss) for earnings per share — assuming dilution	$128,509	$(122,310)	$(113,814)

Denominator (thousands):
Denominator for earnings per share — weighted average shares outstanding	65,637	63,615	63,646
Effect of dilutive securities:
Stock options	753	—	—
Convertible debt	12,591	—	—

Denominator for earnings (loss) per share — assuming dilution — adjusted weighted average shares outstanding	78,981	63,615	63,646

Earnings (loss) per share	$1.85	$(1.92)	$(1.79)

Earnings (loss) per share — assuming dilution	$1.63	$(1.92)	$(1.79)

Certain stock options and convertible debt have been excluded for the years presented because the effect would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 5 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components:

		Unrealized Gains
	Foreign Currency	(Losses) on	Accumulated
	Translation	Available-For-Sale	Other
	Adjustments	Securities	Comprehensive Loss

Balance at February 29, 2000	$(32,000)	$4,428	$(27,572)
Other comprehensive loss	(30,350)	(257)	(30,607)

Balance at February 28, 2001	(62,350)	4,171	(58,179)
Other comprehensive (loss) income	(13,315)	1,880	(11,435)

Balance at February 28,2002	(75,665)	6,051	(69,614)
Other comprehensive income	33,171	—	33,171
Reclassification of unrealized gain	—	(6,051)	(6,051)

Balance at February 28, 2003	$(42,494)	$—	$(42,494)

Gross unrealized holding gains on available-for-sale securities as of February 28, 2003 and 2002 are $0 and $9,091, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 6 — INVENTORIES

	2003	2002

Raw material	$58,558	$55,949
Work in process	29,790	34,157
Finished products	236,114	240,202

	324,462	330,308
Less LIFO reserve	79,913	83,907

	244,549	246,401
Display material and factory supplies	34,258	44,403

	$278,807	$290,804

The Corporation experienced LIFO liquidations in 2003 and 2002, which increased pre-tax earnings by approximately $4,000 and $9,500, respectively.

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

	2003	2002

Land	$13,251	$12,801
Buildings	308,706	308,065
Equipment and fixtures	727,732	713,345

	1,049,689	1,034,211
Less accumulated depreciation	658,261	617,726

	$391,428	$416,485

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

On March 1, 2002, the Corporation adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement, which superseded APB Opinion No. 17, “Intangible Assets”, eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. Effective March 1, 2002, the Corporation discontinued amortization of its goodwill in accordance with this Statement. In 2002 and 2001, the Corporation’s results included $12,389 and $8,723, respectively, of amortization expense related to goodwill included in “Other (income) expense — net” in the Consolidated Statement of Operations.

Adjusted information, assuming the adoption of the non-amortization provisions of this Statement for the years ended February 28 is as follows:

	2003	2002	2001

Reported net income (loss)	$121,106	$(122,310)	$(113,814)
Add back:
Goodwill amortization — net of tax	—	7,718	5,184

Adjusted net income (loss)	$121,106	$(114,592)	$(108,630)

Reported earnings (loss) per share	$1.85	$(1.92)	$(1.79)
Add back:
Goodwill amortization — net of tax	—	0.12	0.08

Adjusted earnings (loss) per share	$1.85	$(1.80)	$(1.71)

Reported earnings (loss) per share — assuming dilution	$1.63	$(1.92)	$(1.79)
Add back:
Goodwill amortization — net of tax	—	0.12	0.08

Adjusted earnings (loss) per share — assuming dilution	$1.63	$(1.80)	$(1.71)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

At February 28, 2003 and 2002, intangible assets subject to the amortization provisions of SFAS No. 142, net of accumulated amortization, were $1,779 and $1,351, respectively. The Corporation does not have any indefinite-lived intangible assets.

SFAS No. 142 also requires goodwill to be tested for impairment at least annually at a level of reporting defined in the Statement as a “reporting unit”. The Corporation completed the first step of the transitional impairment test for goodwill during the second quarter of 2003 and determined there were no indicators of impairment as of March 1, 2002. The Corporation completed its annual test for impairment on December 2, 2002 and did not record an impairment charge for goodwill in 2003.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the twelve months ended February 28, 2003 by segment is as follows:

	Social Expression	AmericanGreetings	Retail	Non-reportable
	Products	.com	Operations	Segments	Total

Balance at March 1, 2002	$137,003	$42,669	$14,266	$5,257	$199,195
Foreign currency translation	10,347	—	40	82	10,469

Balance at February 28, 2003	$147,350	$42,669	$14,306	$5,339	$209,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 9 — DEFERRED COSTS

In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. Under these agreements, the customer typically receives from the Corporation a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from the Corporation over the effective time period of the agreement to meet a minimum purchase volume commitment. In the event a contract is not completed, the Corporation has a claim for unearned advances under the agreement. The Corporation periodically reviews the progress toward the commitment and adjusts the estimated amortization period accordingly to match the costs with the revenue associated with the agreement. The agreements may or may not specify the Corporation as the sole supplier of social expression products to the customer.

The Corporation classifies the total contractual amount of the incentive consideration committed to the customer but not yet earned as a deferred cost asset at the inception of an agreement, or any future amendments. Deferred costs estimated to be earned by the customer and charged to operations during the next twelve months are classified as “Prepaid expenses and other” in the Consolidated Statement of Financial Position, and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets”.

A portion of the total consideration may be payable by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” in the Consolidated Statement of Financial Position, and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities”. The Corporation maintains adequate reserves for deferred costs related to supply agreements and does not expect that the non-completion of any particular contract would result in a material loss.

At February 28, 2003 and 2002, deferred costs and future payment commitments are as follow:

	2003	2002

Prepaid expenses and other	$180,051	$134,853
Other assets	667,829	814,606

Deferred cost assets	847,880	949,459
Other current liabilities	(92,005)	(111,636)
Other liabilities	(34,680)	(80,732)

Deferred cost liabilities	(126,685)	(192,368)

Net deferred costs	$721,195	$757,091

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 10 — LONG AND SHORT-TERM DEBT

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

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $802,438 (at a carrying value of $725,905) and $730,850 (at a carrying value of $724,282) at February 28, 2003 and 2002, respectively.

On August 9, 2001, the Corporation entered into a new $350,000 senior secured credit facility that was amended to $320,000 on July 22, 2002. This facility consists of three tranches: (1) a $75,000, 364-day revolving facility, of which there were no amounts outstanding at February 28, 2003; (2) a $120,000 revolving facility maturing January 15, 2006, of which there were no amounts outstanding at February 28, 2003; and (3) a $125,000 term loan maturing June 15, 2006, at an interest rate of 5.84%, of which $117,988 is outstanding at February 28, 2003. On July 22, 2002 the Corporation exercised its option on the 364-day revolving facility for an additional 364 days. At the request of the Corporation the facility was reduced from $105,000 to $75,000. The Corporation has the option to request a one-year extension of the 364-day revolving facility. Under the terms of the facility, the Corporation will pay the outstanding balance of $117,988 of the term loan within 100 days of February 28, 2003. This item, therefore, is included as “Debt due within one year” in the Consolidated Statement of Financial Position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 10 — LONG AND SHORT-TERM DEBT (CONTINUED)

The credit facility is secured by the domestic assets of the Corporation and a 66 2/3% interest in the common stock of its foreign subsidiaries. The credit facility contains various restrictive covenants which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and earnings requirements. The credit facility also restricts the Corporation’s ability to incur additional indebtedness and to engage in acquisitions of other businesses and entities and to pay shareholder dividends. At February 28, 2003, the Corporation is in compliance with all of its debt covenants. Based on the strong improvement in its balance sheet, the Corporation has modified its debt covenants and expects to be in compliance throughout 2004.

On August 7, 2001, the Corporation entered into a three-year Accounts Receivable Securitization Financing that provides for up to $250,000 and is secured by certain trade accounts receivable. At the request of the Corporation, on August 6, 2002, the agreement was amended reducing the available financing from $250,000 to $200,000. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. There were no borrowings outstanding under this agreement at February 28, 2003.

The Corporation’s subsidiary in South Africa has credit agreements permitting borrowings of up to $3,464. At February 28, 2003 and 2002, the amount outstanding under this foreign revolving credit facility was $0 and $388, respectively, classified as short-term.

At February 28, 2003 and 2002, “Debt due within one year” consists of the following:

	2003	2002

Current maturities of long-term debt	$124,215	$3,123
Other short-term debt	8,965	8,597

	$133,180	$11,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 10 — LONG AND SHORT-TERM DEBT (CONTINUED)

At February 28, 2003 and 2002, “Long-term debt” consists of the following:

	2003	2002

6.10% senior notes	$297,763	$297,426
11.75% senior subordinated notes	253,142	251,856
7.00% convertible subordinated notes	175,000	175,000
Term loan	117,988	123,125
Other	6,853	8,829

	850,746	856,236
Less current maturities	124,215	3,123

	$726,531	$853,113

Aggregate maturities of long-term debt are as follows:

2004	$124,215
2005	80
2006	—
2007	175,000
2008	—
Thereafter	551,451

$850,746

As part of its normal operations, the Corporation provides certain financing for some of its vendors, which includes a combination of various guarantees and letters of credit. At February 28, 2003, the Corporation had credit arrangements to support the guarantees and letters of credit in the amount of $86,382 with $53,746 of open guarantees and credits outstanding.

Interest paid in cash on short-term and long-term debt was $71,092 in 2003, $68,128 in 2002 and $54,637 in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 11 — RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Contributions to the profit-sharing plan were $13,637, $4,365, and $5,175 for 2003, 2002 and 2001, respectively. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation’s matching contributions were $4,896, $5,059, and $0 for 2003, 2002 and 2001, respectively.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. In the aggregate, the actuarially computed plan benefit obligation approximates the fair value of the plan assets.

In 2001, the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the Retirement Plan) which covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Corporation made a discretionary contribution to the plan assets in the fourth quarter of 2003, an amount sufficient to fully fund the Retirement Plan at February 28, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 11 — RETIREMENT PLANS (CONTINUED)

The following table sets forth summarized information on the Retirement Plan:

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$85,411	$95,211
Interest cost	6,045	5,898
Actuarial loss/(gain)	5,876	(8,675)
Benefit payments	(6,510)	(7,023)

Benefit obligation at end of year	90,822	85,411
Change in plan assets:
Fair value of plan assets at beginning of year	81,657	85,948
Actual return on plan assets	1,205	2,732
Employer contributions	15,000	—
Benefit payments	(6,510)	(7,023)

Fair value of plan assets at end of year	91,352	81,657

Funded/(underfunded) status at end of year	530	(3,754)
Unrecognized loss/(gain)	2,656	(7,505)

Prepaid/(accrued) benefit cost	$3,186	$(11,259)

Assumptions:
Discount rate	6.75%	7.25%
Expected return on plan assets	7.00%	7.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 11 — RETIREMENT PLANS (CONTINUED)

A summary of the components of net periodic cost (income) for the Retirement Plan for the years ended February 28, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Interest cost	$6,045	$5,898	$5,770
Expected return on plan assets	(5,490)	(6,011)	(5,858)

Net periodic benefit cost (income)	$555	$(113)	$(88)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 12 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$92,577	$113,855
Service cost	1,615	2,558
Interest cost	7,096	8,672
Participant contributions	4,222	2,593
Plan amendments	—	(50,899)
Actuarial losses	16,241	23,259
Benefit payments	(11,428)	(7,461)

Benefit obligation at end of year	110,323	92,577

Change in plan assets:
Fair value of plan assets at beginning of year	57,543	55,593
Actual return on plan assets	(753)	1,950
Contributions	13,945	7,461
Benefit payments	(11,428)	(7,461)

Fair value of plan assets at year end	59,307	57,543

Underfunded status at end of year	(51,016)	(35,034)
Unrecognized prior service (credit)	(45,244)	(50,899)
Unrecognized loss	81,597	66,058

Accrued benefit cost	$(14,663)	$(19,875)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 12 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$1,615	$2,558	$2,402
Interest cost	7,096	8,672	6,649
Expected return on plan assets	(4,376)	(4,233)	(3,627)
Amortization of prior service cost	(5,655)	—	—
Amortization of actuarial loss	5,831	3,631	1,685

Net periodic benefit cost	$4,511	$10,628	$7,109

Weighted average assumptions as of February 28:
Discount rate	6.75%	7.25%
Expected return on assets	8.00%	8.00%
Health care cost trend rate
*decreasing 0.5% per year to 6%	11.5%*	12.0%*

Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$1,023	$2,034
Accumulated postretirement benefit obligation	12,143	7,553

Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	$(819)	$(1,623)
Accumulated postretirement benefit obligation	(9,832)	(6,095)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 13 — LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28, 2003, 2002 and 2001 follows:

	2003	2002	2001

Gross rentals	$72,276	$70,705	$71,479
Sublease rentals	(1,549)	(1,985)	(2,611)

Net rental expense	$70,727	$68,720	$68,868

At February 28, 2003, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, follow:

Gross rentals:
2004	$51,426
2005	39,338
2006	32,688
2007	28,129
2008	24,068
Later years	54,458

230,107

Sublease rentals	(9,933)

Net rentals	$220,174

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 14 — COMMON SHARES AND STOCK OPTIONS

At February 28, 2003 and 2002, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 14 — COMMON SHARES AND STOCK OPTIONS (CONTINUED)

Stock option transactions and prices are summarized as follows:

	Number of Options		Weighted-Average Exercise Price Per Share

	Class A	Class B	Class A	Class B

Options outstanding February 29, 2000	5,613,181	766,186	$25.87	$27.32
Granted	775,500	—	15.45	—
Exercised	(1,600)	—	16.53	—
Cancelled	(626,850)	(76,500)	25.16	24.15

Options outstanding February 28, 2001	5,760,231	689,686	$24.57	$27.67
Granted	4,847,728	442,277	10.29	9.95
Exercised	(10,600)	—	8.72	—
Cancelled	(1,566,231)	(98,590)	19.63	20.10

Options outstanding February 28, 2002	9,031,128	1,033,373	$17.74	$20.81
Granted	1,700,308	—	14.35	—
Exercised	(2,134,250)	(10,400)	10.05	9.95
Cancelled	(634,385)	(5,000)	22.33	27.25

Options outstanding February 28, 2003	7,962,801	1,017,973	$18.76	$20.89

Options exercisable at February 28:
2003	5,268,606	1,017,973	$19.76	$20.89
2002	2,638,850	591,096	26.97	28.94
2001	2,469,531	689,686	27.44	27.74

The weighted-average remaining contractual life of the options outstanding as of February 28, 2003 is 6.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 14 — COMMON SHARES AND STOCK OPTIONS (CONTINUED)

Range of exercise prices for options outstanding:

	Outstanding		Exercisable
					Weighted-
		Weighted-		Weighted-	Average
		Average		Average	Remaining
Exercise Price	Optioned	Exercise		Exercise	Contractual
Ranges	Shares	Price	Optioned Shares	Price	Life (Years)

$8.50	68,600	$8.50	35,200	$8.50	7.81
9.95	2,124,751	9.95	2,124,751	9.95	8.03
10.13 - 13.52	752,964	12.77	351,649	12.57	8.98
13.65 - 14.00	1,061,680	13.99	27,000	13.81	8.92
14.11 - 18.88	768,300	16.46	281,300	17.02	8.23
20.88 - 23.56	2,180,583	23.51	1,496,083	23.51	5.72
23.69 - 29.44	704,900	26.81	657,600	26.89	3.60
29.50	1,028,400	29.50	1,025,800	29.50	3.81
29.88 - 50.25	290,446	38.92	287,046	39.01	4.56
51.63	150	51.63	150	51.63	5.34

$8.50 - $51.63	8,980,774		6,286,579

The number of shares available for future grant at February 28, 2003 is 3,001,871 Class A and 533,205 Class B shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 15 — BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As a result of the Corporation’s restructure efforts in 2002, the Plus Mark, Inc. subsidiary has been reclassified to the Social Expression Products segment. This reflects the integration of the production of the domestic gift wrap and boxed card product into that subsidiary and its integration with the Social Expression Products’ operations. This subsidiary now has a substantial mix of both everyday and seasonal products and as a result has similar economic characteristics with the Social Expression Products segment. This subsidiary previously was included in “non-reportable segments”, and the prior year amounts have been reclassified to conform to the current year presentation. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods.

The Corporation owns and operates approximately 600 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment as well as products purchased from other vendors. Upon the adoption of EITF 01-09, as discussed in Note 1, the Retail Operations segment now meets the revenue threshold for separate disclosure required under SFAS No. 131. This segment was previously included in the “Non-reportable segments”, and the prior year amounts have been reclassified to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 15 — BUSINESS SEGMENT INFORMATION (CONTINUED)

AmericanGreetings.com, Inc. (92.2% owned) is an Internet-based provider of greetings and other social communication content to consumers and Internet-based businesses.

The Corporation’s non-reportable operating segments include the design, manufacture and sale of non-prescription reading glasses and display fixtures.

The Corporation’s senior management evaluates segment performance based on earnings before foreign currency exchange gains or losses, interest income, interest expense, centrally-managed costs and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1 — Significant Accounting Policies, except those that are related to LIFO or applicable to only corporate items.

Intersegment sales from the Social Expression Products segment to the Retail Operations segment are recorded at estimated arm’s-length prices. Intersegment sales and profits are eliminated in consolidation. All inventories resulting from intersegment sales are carried at cost. Accordingly, the Retail Operations segment records full profit upon its sales to consumers.

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

Centrally incurred and managed costs and special charges are not allocated back to the operating segments. The unallocated items include interest expense on centrally-incurred debt and domestic profit-sharing expense. In addition, the costs associated with corporate operations including the senior management, corporate finance, legal and human resource functions, among other costs, are included in the unallocated items.

As a result of the Corporation’s adoption of EITF 01-09, certain amounts in the prior year financial statements have been reclassified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 15 — BUSINESS SEGMENT INFORMATION (CONTINUED)
Operating Segment Information

	Net Sales			Earnings

	2003	2002	2001	2003	2002	2001

Social Expression Products	$1,639,270	$1,665,691	$1,755,078	$361,466	$310,158	$332,539
Intersegment items	(76,088)	(81,441)	(83,541)	(54,772)	(57,408)	(60,263)

Net	1,563,182	1,584,250	1,671,537	306,694	252,750	272,276
Retail Operations	263,888	267,239	270,318	17,616	17,419	21,316
AmericanGreetings.com	34,615	39,731	24,378	477	(2,131)	(36,065)
Non-reportable segments	105,542	116,610	113,788	17,838	35,296	19,578
Special charges	—	(102,341)	—	—	(311,971)	—
Egreetings write down	—	—	—	—	—	(32,554)
Exchange rate adjustment	25,962	11,476	29,701	4,404	1,256	2,667
Unallocated items — net	2,671	10,381	130	(146,191)	(188,943)	(148,585)

Consolidated	$1,995,860	$1,927,346	$2,109,852	$200,838	$(196,324)	$98,633

	Assets			Depreciation and Amortization			Capital Expenditures

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Social Expression Products	$1,769,712	$1,848,501	$1,927,958	$44,489	$53,373	$48,125	$22,191	$15,198	$56,841
Retail Operations	92,115	94,096	111,789	8,942	12,650	13,205	3,445	5,593	7,750
AmericanGreetings.com	58,619	64,641	48,563	3,716	4,884	22,773	1,014	3,223	4,741
Non-reportable segments	110,202	103,231	118,255	5,259	9,328	9,604	4,423	7,081	6,766
Unallocated and intersegment items	503,538	516,480	464,850	1,808	3,837	5,276	—	—	—
Exchange rate adjustment	49,934	(11,954)	40,659	596	236	(926)	226	(2,126)	(1,716)

Consolidated	$2,584,120	$2,614,995	$2,712,074	$64,810	$84,308	$98,057	$31,299	$28,969	$74,382

Other Information

Product Information

	2003	2002	2001

Everyday greeting cards	$743,805	$683,183	$831,612
Seasonal greeting cards	364,086	346,042	372,234
Gift wrapping and wrap accessories	364,961	322,931	335,290
All other	523,008	575,190	570,716

Consolidated Net Sales	$1,995,860	$1,927,346	$2,109,852

Geographic Information

	Net Sales			Fixed Assets — Net

	2003	2002	2001	2003	2002	2001

United States	$1,633,430	$1,572,549	$1,719,437	$339,627	$366,279	$416,447
Foreign	362,430	354,797	390,415	51,801	50,206	60,741

Consolidated	$1,995,860	$1,927,346	$2,109,852	$391,428	$416,485	$477,188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 16 — INCOME TAXES

Income (loss) before income taxes and cumulative effect of accounting change:

	2003	2002	2001

United States	$158,157	$(168,972)	$76,159
Foreign	42,681	(27,352)	22,474

	$200,838	$(196,324)	$98,633

Income taxes (benefit) have been provided as follows:

	2003	2002	2001

Current:
Federal	$82,475	$(49,729)	$212,138
Foreign	9,204	4,963	(2,799)
State and local	13,808	(8,494)	21,821

	105,487	(53,260)	231,160
Deferred (principally federal)	(25,755)	(20,754)	(39,854)

	$79,732	$(74,014)	$191,306

Significant components of the Corporation’s deferred tax assets and liabilities at February 28, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Employee benefit and incentive plans	$26,312	$27,408
Net operating loss carryforwards	49,632	43,251
Deferred capital loss carryforward	11,394	11,394
Inventory costing	13,707	10,500
Reserves not currently deductible	73,702	94,277
Other	65,004	42,678

	239,751	229,508
Valuation allowance	(45,253)	(44,756)

Total deferred tax assets	194,498	184,752
Deferred tax liabilities:
Depreciation	38,150	46,210
Other	11,844	19,789

Total deferred tax liabilities	49,994	65,999

Net deferred tax assets	$144,504	$118,753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE 16 — INCOME TAXES (CONTINUED)

Reconciliation of income tax expense (benefit) using the statutory rate and actual income tax exposure is as follows:

	2003	2002	2001

Income tax expense (benefit) at statutory rate	$70,293	$(68,714)	$34,522
State and local income taxes, net of federal tax benefit	6,540	(6,386)	3,286
Contested liability — COLI	—	—	143,581
Deferred capital loss carryforward	—	—	11,394
Foreign differences	(456)	2,153	(6,790)
Other	3,355	(1,067)	5,313

Income tax at effective tax rate	$79,732	$(74,014)	$191,306

Income taxes paid (refunded) were $169,792 in 2003, $(25,564) in 2002 and $(18,174) in 2001. Income tax payments for 2003 include payments for adjustments relating to the Corporation’s corporate-owned life insurance program (COLI).

Deferred taxes have not been provided on approximately $122,980 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

At February 28, 2003, the Corporation had approximately $74,878 of foreign operating loss carryforwards, of which $53,605 have no expiration dates and $21,273 have expiration dates ranging from 2004 through 2013. In addition, the Corporation has domestic net operating loss (NOL), foreign tax credit (FTC) and alternative minimum tax (AMT) credit carryforwards of approximately $76,606, $3,401 and $944, respectively. The NOL carryforwards expire between 2009 and 2023. The FTC carryforward will expire in 2008. The AMT credit carryforward has no expiration.

Included in income tax expense in 2001 was a charge for $143,581 for tax exposure for the fiscal years ended 1992 through 1999 relating to COLI. The Corporation has reached a final negotiated settlement with the IRS for these years. The Corporation’s existing tax liabilities are sufficient to absorb the remaining settlement amounts and all related obligations for all open years.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2003 and 2002:

	Quarter Ended

	May 31	Aug 31	Nov 30	Feb 28

Fiscal 2003
Net sales	$484,230	$396,913	$588,811	$525,906
Gross profit	297,716	203,329	303,524	309,520
Net income (loss)	44,501	(15,785)	46,992	45,398
Earnings (loss) per share	0.68	(0.24)	0.71	0.70
Earnings (loss) per share — assuming dilution	0.60	(0.24)	0.62	0.60

	Quarter Ended

	May 31	Aug 31	Nov 30	Feb 28

Fiscal 2002
Net sales	$394,244	$395,112	$575,881	$562,109
Gross profit	161,417	212,241	283,919	332,768
Restructure charges	52,925	—	—	3,790
Net (loss) income	(80,096)	(35,716)	6,625	(13,123)
(Loss) earnings per share (1)	(1.26)	(0.56)	0.10	(0.20)
(Loss) earnings per share — assuming dilution (1)	(1.26)	(0.56)	0.10	(0.20)

In quarters where the Corporation incurs a net loss, the Corporation does not calculate a dilutive effect on earnings (loss) per share. Therefore, the sum of the quarterly earnings (loss) per share — assuming dilution may not equal the annual totals.

(1)	In accordance with the non-amortization provisions of SFAS No. 142 (see Note 8), the Corporation eliminated the amortization of goodwill in 2003. The pro forma effect of applying the non-amortization provisions of SFAS No. 142 for each of the quarters in 2002 would have been to decrease amortization expense by approximately $3,031 for the quarter ended May 31, 2001; $2,647 for the quarter ended August 31, 2001; $3,799 for the quarter ended November 30, 2001; and $2,912 for the quarter ended February 28, 2002, and would have resulted in (loss) earnings per share and (loss) earnings per share — assuming dilution of $(1.23), $(0.53), $0.14 and $(0.18), for each respective quarter.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 16. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, effective March 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In addition, as discussed in Note 1 to the consolidated financial statements, effective March 1, 2000, the Corporation changed its method of accounting for certain shipments of seasonal product.

/s/ Ernst & Young LLP
Cleveland, Ohio
April 1, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the Corporation’s independent auditors on accounting or financial disclosure matters within the three year period ended February 28, 2003, or in any period subsequent to such date.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Corporation hereby incorporates by reference the information called for by Item 10 of Form 10-K from the Corporation’s Proxy Statement filed with the Securities and Exchange Commission on May 19, 2003.

Item 11. Executive Compensation

The Corporation hereby incorporates by reference the information called for by Item 11 of Form 10-K from the Corporation’s Proxy Statement filed with the Securities and Exchange Commission on May 19, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Corporation herby incorporates by reference the information called for by Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” from the Corporation’s Proxy Statement filed with the Securities and Exchange Commission on May 19, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under the Corporation’s equity compensation plans as of February 28, 2003.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities
Plan category	and rights	and rights	reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,980,774	$19.00	3,535,076
Equity compensation plans not approved by security holders	—	N/A	—

Total	8,980,774	$19.00	3,535,076

(1)	Column (a) represents the number of shares of common stock that may be issued in connection with the exercise of outstanding stock options granted under the Corporation’s Stock Option Plans.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock and deferred compensation share units.

Column (c) includes 3,001,871 Class A shares and 533,205 Class B shares.

Item 13. Certain Relationships and Related Transactions

The Corporation hereby incorporates by reference the information called for by Item 13 of Form 10-K from the Corporation’s Proxy Statement filed with the Securities and Exchange Commission on May 19, 2003.

Item 14. Controls and Procedures

As of February 28, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of February 28, 2003. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2003.

Item 15. Principal Accountant Fees and Services

The Corporation hereby incorporates by reference the information called for by Item 15 of Form 10-K from the Corporation’s Proxy Statement filed with the Securities and Exchange Commission on May 19, 2003.

(Next item is Part IV)

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

1.	Financial Statements included in Part II of this report:

Consolidated Statement of Operations - Years ended February 28, 2003, 2002 and 2001

Consolidated Statement of Financial Position - February 28, 2003 and 2002

Consolidated Statement of Cash Flows - Years ended February 28, 2003, 2002 and 2001

Consolidated Statement of Shareholders’ Equity - Years ended February 28, 2003, 2002 and 2001

Notes to Consolidated Financial Statements - Years ended February 28, 2003, 2002 and 2001

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

PART IV — Continued

(4)	Instruments Defining the Rights of Security Holders, including indentures

(i)	Trust Indenture, dated as of July 27, 1998

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the year ended February 28, 1999, and is incorporated herein by reference.

(ii)	Credit Agreement dated August 7, 2001, among the Registrant, National City Bank, Goldman Sachs Credit Partners L.P., Keybank National Association and certain named financial institutions as lenders.

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the year ended February 28, 2002, and is incorporated herein by reference.

(iii)	Indenture dated as of June 29, 2001 between the Registrant, as issuer, and The Huntington National Bank, as Trustee, with respect to the Registrant’s 11.75% Senior Subordinated Notes due 2008.

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-4 Registration Statement (Registration No. 333-68536) dated August 28, 2001, and is incorporated herein by reference.

(iv)	Indenture dated as of June 29, 2001 between the Registrant, as issuer, and National City Bank, as Trustee, with respect to the registrant’s 7.00% Convertible Subordinated Notes due July 15, 2006.

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-3 Registration Statement (Registration No. 333-68526) dated August 28, 2001, and is incorporated herein by reference.

(v)	Receivables Purchase Agreement dated as of August 7, 2001, among AGC Funding Corporation, the Registrant, Market Street Funding Corporation and PNC Bank, National Association.

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the year ended February 28, 2002, and is incorporated herein by reference.

(10)	Material Contracts

(i) (A)	(i)	Officers’ contracts *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

PART IV — Continued

(ii) (A)	(i)	Shareholders’ Agreement dated November 19, 1984 *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2002, and is incorporated herein by reference.

	(ii)	Executive Bonus Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2002, and is incorporated herein by reference.

	(iii)	Executive Incentive Compensation Plan (as Amended and Restated as at March 6, 1989) *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2002, and is incorporated herein by reference.

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

PART IV — Continued

(viii)	1987 Class B Stock Option Plan *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-8 Registration Statement (Registration No. 33-16180) dated July 31, 1987, and is incorporated herein by reference.

(ix)	Stock Option Agreement with Morry Weiss dated January 25,1988 *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2002, and is incorporated herein by reference.

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

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2002, and is incorporated herein by reference.

PART IV — Continued

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

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2002, and is incorporated herein by reference.

	(xvii)	Employment Agreement dated as of March 1, 2001 between William R. Mason and the Registrant *

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2002, and is incorporated herein by reference.

	(xviii)	Employment Agreement dated as of October 17, 2002 between Michael Goulder and the Registrant *

	(xix)	Employment Agreement dated as of August 28, 2002 between Robert Ryder and the Registrant *

	(xx)	Employment Agreement dated as of May 6, 2002 between Erwin Weiss and the Registrant *

	(xxi)	Employment Agreement dated as of September 9, 2002 between Steven Willensky and the Registrant *

	(xxii)	Agreement dated as of April 8, 2003 between Jon Groetzinger, Jr. and the Registrant *

	(xxiii)	Severance Agreement dated as of September 1, 2002 between Patricia Ripple and the Registrant

	(xxiv)	Separation Agreement dated as of October 15, 2002 between Dale A. Cable and the Registrant

	(xxv)	Employment Agreement dated as of May 30, 2001 between Pamela L. Linton and the Registrant *

(iii) (A)	(i)	Agreement to defer stock option gains with Morry Weiss dated December 15, 1997 *

PART IV — Continued

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Auditors

(99.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Executive Compensation Plans and Arrangements

The Corporation’s executive compensation plans and arrangements are listed under Exhibit 10 hereof and marked by an asterisk (*).

PART IV — Continued

(b)	Reports on Form 8-K

During the fiscal quarter ended February 28, 2003, the last quarter of the period covered by this report on Form 10-K, the Corporation filed one current report on Form 8-K, as follows:

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

Subsequent to the end of the fiscal year ended February 28, 2003, but prior to the date of filing of this report on Form 10-K, the Corporation filed two current reports on Form 8-K, as follows:

On April 3, 2003, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation had reported its results for the fourth quarter and year ended February 28, 2003. The earnings release was furnished as an Exhibit to the Form 8-K.

On April 16, 2003, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation had announced that it had paid the entire $118 million outstanding amount of its term loan due June 2006. The press release was furnished as an Exhibit to the Form 8-K.

On May 23, 2003, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation had issued a press release to reaffirm its previously announced earnings estimate for its fiscal year ending February 29, 2004, to provide first-quarter earnings estimates, to set the date and time of its first-quarter earnings release and to announce its presentation at the Goldman Sachs Consumer Products Conference. The press release was furnished as an Exhibit to the Form 8-K.

PART IV — Continued

(c)	Exhibits listed in Item 16 (a) 3. are included herein or incorporated herein by reference.

(d)	Financial Statement Schedules

The response to this portion of Item 16 is submitted below.

3.	Financial Statement Schedules
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

AMERICAN GREETINGS CORPORATION (Registrant)

Date: May 29, 2003	By:	/s/ Jon Groetzinger, Jr.

Jon Groetzinger, Jr. Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/s/ Morry Weiss Morry Weiss	Chairman of the Board; Chief Executive Officer; Director	) ) )
)
/s/ James C. Spira James C. Spira	President; Chief Operating Officer; Director	) ) )
)
/s/ Scott S. Cowen Scott S. Cowen	Director	) ) )
)
/s/ Stephen R. Hardis Stephen R. Hardis	Director	) ) )
)
/s/ Charles Ratner Charles Ratner	Director	) ) )
)
/s/ Harry H. Stone Harry H. Stone	Director	) ) )	May 29, 2003
)
/s/ Harriet Mouchly-Weiss Harriet Mouchly-Weiss	Director	) ) )
)
/s/ Jack Kahl Jack Kahl	Director	) ) )
)
/s/ Jerry Sue Thornton Jerry Sue Thornton	Director	) ) )
)
)
/s/ Robert P. Ryder Robert P. Ryder	Senior Vice President; Chief Financial Officer (principal financial officer)	) ) )
)
/s/ Joseph B. Cipollone Joseph B. Cipollone	Vice President; Corporate Controller (principal accounting officer)	) ) )

Certifications of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and
Item 307 of Regulation S-K

I, Morry Weiss, certify that:

1.	I have reviewed this annual report on Form 10-K of American Greetings Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of American Greetings Corporation as of, and for the periods presented in this annual report;

4.	American Greetings Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for American Greetings Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to American Greetings Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of American Greetings Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	American Greetings Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to American Greetings Corporation’s auditors and the audit committee of American Greetings Corporation’s board of directors:

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

6.	American Greetings Corporation’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 29, 2003	/s/ Morry Weiss

Morry Weiss Chairman Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and
Item 307 of Regulation S-K

I, Robert P. Ryder, certify that:

1.	I have reviewed this annual report on Form 10-K of American Greetings Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of American Greetings Corporation as of, and for the periods presented in this annual report;

4.	American Greetings Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for American Greetings Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to American Greetings Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of American Greetings Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	American Greetings Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to American Greetings Corporation’s auditors and the audit committee of American Greetings Corporation’s board of directors:

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

6.	American Greetings Corporation’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 29, 2003	/s/ Robert P. Ryder

Robert P. Ryder Senior Vice President Chief Financial Officer

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
(In thousands of dollars)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E

		ADDITIONS

	Balance	(1)	(2)				Balance
	at Beginning	Charged to Costs	Charged to Other				at End
Description	of Period	and Expenses	Accounts-Describe		Deductions-Describe		of Period

Year ended February 28, 2003:
Deduction from asset account:
Allowance for doubtful accounts	$34,856	$13,667	$2,239	(A)	$15,167	(B)	$35,595

Allowance for sales returns	$102,265	$316,953	$2,678	(A)	$335,578	(C)	$86,318

Allowance for other assets	$34,900	$32,500	$0		$31,300		$36,100

Year ended February 28, 2002:
Deduction from asset account:
Allowance for doubtful accounts	$47,968	$21,594	$1,558	(A)	$36,264	(B)	$34,856

Allowance for sales returns	$136,831	$306,566	$(286	)(A)	$340,846	(C)	$102,265

Allowance for other assets	$14,900	$20,000	$0		$0		$34,900

Year ended February 28, 2001:
Deduction from asset account:
Allowance for doubtful accounts	$19,245	$24,968	$25,002	(A)	$21,247	(B)	$47,968

Allowance for sales returns	$116,792	$362,885	$23,866	(A)	$366,712	(C)	$136,831

Allowance for other assets	$14,900	$6,483	$0		$6,483		$14,900

Note A:	Includes translation adjustment on foreign subsidiary balances; business unit divestitures for the year ended February 28, 2002 of $525 allowance for doubtful accounts and $269 allowance for sales returns; business unit acquisitions for the year ended February 28, 2001 of $21,842 allowance for doubtful accounts and $26,460 allowance for sales returns; and other reclasses and adjustments.

Note B:	Accounts charged off, less recoveries.

Note C:	Sales returns charged to the allowance account for actual returns for the year.

S - 1