Form 10-Q
period 2003-05-31
AMERICAN GREETINGS CORP
filed 2003-07-15
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	May 31, 2003

OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-13859

AMERICAN GREETINGS CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0065325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One American Road, Cleveland, Ohio	44144

(Address of principal executive offices)	(Zip Code)

(216) 252-7300

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes  X           No

As of May 31, 2003, the date of this report, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common 61,370,267 Class B Common 4,596,026

AMERICAN GREETINGS CORPORATION
INDEX

Page
Number

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

CERTIFICATIONS	23

EXHIBITS	25

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended
	May 31,

	2003	2002

Net sales	$454,306	$484,230
Costs and expenses:
Material, labor and other production costs	184,983	186,514
Selling, distribution and marketing	149,858	150,099
Administrative and general	66,125	68,489
Interest expense	22,800	19,654
Other (income) – net	(2,138)	(14,326)

Total costs and expenses	421,628	410,430

Income before income tax expense	32,678	73,800
Income tax expense	12,973	29,299

Net income	$19,705	$44,501

Earnings per share	$0.30	$0.68

Earnings per share — assuming dilution	$0.27	$0.60

Average number of common shares outstanding	65,913,680	65,014,552
Average number of common shares outstanding – assuming dilution	79,003,300	77,805,552

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	May 31, 2003	Feb. 28, 2003	May 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$113,274	$208,463	$178,084
Trade accounts receivable, less allowances for sales returns of $82,963, $86,318 and $106,296, respectively, and for doubtful accounts of $27,480, $35,595 and $37,370, respectively	293,730	309,967	335,304
Inventories	312,362	278,807	304,410
Deferred and refundable income taxes	173,365	202,485	215,285
Prepaid expenses and other	224,687	234,766	189,772

Total current assets	1,117,418	1,234,488	1,222,855
Goodwill	213,501	209,664	202,928
Other assets	768,403	748,540	886,277
Property, plant and equipment — at cost	1,054,544	1,049,688	1,037,404
Less accumulated depreciation	671,696	658,260	632,570

Property, plant and equipment — net	382,848	391,428	404,834

	$2,482,170	$2,584,120	$2,716,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$5,352	$133,180	$12,932
Accounts payable	135,136	180,498	131,154
Accrued liabilities	157,050	132,747	188,206
Accrued compensation and benefits	56,936	82,782	80,543
Income taxes	66,545	57,813	178,497
Other current liabilities	96,758	112,377	144,830

Total current liabilities	517,777	699,397	736,162
Long-term debt	726,930	726,531	847,599
Other liabilities	107,113	66,379	132,964
Deferred income taxes	10,715	14,349	25,769
Shareholders’ equity	1,119,635	1,077,464	974,400

	$2,482,170	$2,584,120	$2,716,894

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 31,

	2003	2002

OPERATING ACTIVITIES:
Net income	$19,705	$44,501
Adjustments to reconcile to net cash provided by operating activities:
(Gain) on sale of marketable security	—	(12,027)
Depreciation and amortization	15,980	16,825
Deferred income taxes	(281)	(16,857)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	18,799	(43,867)
Increase in inventories	(29,596)	(10,831)
Decrease in other current assets	32,412	2,821
(Increase) decrease in deferred cost – net	(2,140)	50,821
(Decrease) increase in accounts payable and other liabilities	(32,122)	1,752
Other – net	992	7,328

Cash Provided by Operating Activities	23,749	40,466
INVESTING ACTIVITIES:
Property, plant & equipment additions	(5,334)	(2,625)
Proceeds from sale of fixed assets	36	116
Investment in corporate-owned life insurance	11,445	4,451
Other – net	1,551	18,358

Cash Provided by Investing Activities	7,698	20,300
FINANCING ACTIVITIES:
Reduction of long-term debt	(2,322)	(5,289)
(Decrease) increase in short-term debt	(127,046)	58
Sale of stock under benefit plans	766	20,204
Purchase of treasury shares	(92)	(47)

Cash (Used) Provided by Financing Activities	(128,694)	14,926
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,058	1,413

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(95,189)	77,105
Cash and Cash Equivalents at Beginning of Year	208,463	100,979

Cash and Cash Equivalents at End of Period	$113,274	$178,084

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands of dollars except share and per share amounts)

Three Months Ended May 31, 2003 and 2002

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the prior year financial statements have been reclassified to conform with the 2004 presentation.

The balance sheet at February 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended February 28, 2003.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2003 refers to the year ended February 28, 2003.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In April 2002, Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, was issued. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires that debt extinguishment must meet the criteria under APB Opinion No. 30 to be classified as an extraordinary item. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Corporation adopted this Statement effective March 1, 2003 (see Note 6).

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and requires expanded and more prominent disclosure of the effects of an entity’s accounting policy in respect to stock-based employee compensation. The disclosure requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Beginning with its financial statements for the year ended February 28, 2003, the Corporation has adopted the disclosure provisions of SFAS No. 148 in its annual and interim reports (see Note 8).

In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Corporation is September 1, 2003. The Corporation has not yet determined the impact, if any, this Interpretation will have on the financial statements of the Corporation.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued. SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified. This Statement requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation has not yet determined the impact, if any, this Statement will have on the financial statements of the Corporation.

Note 4 – Other (Income) – Net

During the three months ended May 31, 2002, “Other (income) – net” included $12,027 of income on the sale of a marketable security investment. The amount of the proceeds received from the sale of the marketable security investment of $16,964 is included in “Other – net “ investing activities in the Statement of Cash Flows for the period.

Note 5 – Restructure Reserves

In 2002, the Corporation recorded a charge of $56,715 to restructure certain of the Corporation’s domestic and foreign manufacturing and distribution operations. The restructure charge included $29,053 for employee termination benefits, $2,054 for facility rationalization costs, $1,500 for lease exit costs, $17,727 for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6,381 of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002. The following table summarizes the remaining reserve associated with the 2002 restructure charge:

		Facility
		Rationalization
	Termination	and Lease Exit
	Benefits	Costs	Total

Balance at March 1, 2003	$4,041	$139	$4,180
Cash expenditures	(796)	(27)	(823)

Balance at May 31, 2003	$3,245	$112	$3,357

Included in “Accrued liabilities” at May 31, 2003 is $3,357 representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006.

Note 6 – Debt

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

On August 9, 2001, the Corporation entered into a $350,000 senior secured credit facility that was amended to $320,000 on July 22, 2002. This revised facility consisted of three tranches: (1) a $75,000, 364-day revolving facility, of which there were no amounts outstanding at May 31, 2003; (2) a $120,000 revolving facility maturing January 15, 2006, of which there were no amounts outstanding at May 31, 2003; and (3) a $125,000 term loan maturing June 15, 2006. On July 22, 2002 the Corporation exercised its option on the 364-day revolving facility for an additional 364 days. The Corporation has the option to request a one-year extension of the 364-day revolving facility. Under the terms of the facility, the Corporation paid the outstanding balance of $117,988 of the term loan on April 7, 2003. At that date, the Corporation recorded a charge of $4,639 for the write off of the related deferred financing costs and a premium associated with the early retirement of the loan. As a result of the payment of the term loan, the remaining amount of the available facility at May 31, 2003 is $195,000. The facility is secured by the domestic assets of the Corporation and a 66 2/3% interest in the common stock of its foreign subsidiaries. The facility contains various restrictive covenants which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and earnings requirements. In April 2003, at the request of the Corporation, various restrictive covenants of the credit facility were amended. These amendments included the elimination of the minimum earnings before interest, taxes, depreciation and amortization covenant and the loosening of the interest coverage covenant. The credit facility also restricts the Corporation’s ability to incur additional indebtedness and to engage in acquisitions of other businesses and entities and to pay shareholder dividends. At May 31, 2003, the Corporation was in compliance with its debt covenants.

On August 7, 2001, the Corporation entered into a three-year Accounts Receivable Securitization Financing that provides for up to $250,000 and is secured by certain trade accounts receivable. At the request of the Corporation, on August 6, 2002, the agreement was amended reducing the available financing from $250,000 to $200,000. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. There were no borrowings outstanding under this agreement at May 31, 2003.

Note 7 – Earnings Per Share

The following tables set forth the computation of earnings per share and earnings per share — assuming dilution:

	Three Months Ended
	May 31,

	2003	2002

Numerator:
Net income for earnings per share	$19,705	$44,501
Add-back — interest on convertible debt, net of tax	1,851	1,851

Net income for earnings per share — assuming dilution	$21,556	$46,352

Denominator (thousands):
Denominator for earnings per share — weighted average shares outstanding	65,914	65,015
Effect of dilutive securities:
Stock options	498	200
Convertible debt	12,591	12,591

Denominator for earnings per share — assuming dilution - adjusted weighted average shares outstanding	79,003	77,806

Earnings per share	$0.30	$0.68

Earnings per share — assuming dilution	$0.27	$0.60

Certain stock options have been excluded for the years presented because the effect would have been antidilutive.

Note 8 – Stock-Based Compensation

The Corporation has elected to continue to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options granted to employees and directors. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended May 31,

	2003	2002

Net income as reported	$19,705	$44,501
Employee stock-based compensation expense determined under fair value based method, net of tax	1,463	1,548

Pro forma net income	$18,242	$42,953

Earnings per share:
As reported	$0.30	$0.68
Pro forma	$0.28	$0.66

Earnings per share – assuming dilution:
As reported	$0.27	$0.60
Pro forma	$0.25	$0.58

Note 9 – Comprehensive Income

     The Corporation’s total comprehensive income is as follows:

	Three Months Ended
	May 31,

	2003	2002

Net income	$19,705	$44,501

Other comprehensive income (loss):
Foreign currency translation adjustments	21,655	8,187
Reclassification of realized gain on available-for-sale securities, net of tax	—	(6,051)

Other comprehensive income	21,655	2,136

Total comprehensive income	$41,360	$46,637

Note 10 – Business Segment Information

	Three Months Ended
	May 31,

	2003	2002

Net Sales
Social Expression Products	$370,646	$419,603
Intersegment items	(16,104)	(17,297)

Total	354,542	402,306
Retail Operations	53,777	56,703
AmericanGreetings.com	8,248	11,071
Non-reportable segments	27,100	24,350
Unallocated items — net	(1,456)	(12,941)
Exchange rate adjustment — net	12,095	2,741

Consolidated total	$454,306	$484,230

Earnings (Loss)
Social Expression Products	$85,300	$141,171
Intersegment items	(12,038)	(12,789)

Total	73,262	128,382
Retail Operations	(1,102)	1,517
AmericanGreetings.com	393	(1,980)
Non-reportable segments	3,442	2,365
Unallocated items — net	(44,831)	(56,905)
Exchange rate adjustment — net	1,514	421

Consolidated total	$32,678	$73,800

The Corporation owns and operates approximately 600 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors. This segment was previously included in the “Non-reportable segments”, and the prior year amounts have been reclassed to conform to the current year presentation.

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

Centrally-incurred and managed costs are not allocated to the operating segments. The unallocated items include interest expense on centrally-incurred debt and domestic profit-sharing expense. In addition, the costs associated with corporate operations including the senior management, corporate finance, legal and human resource functions, among other costs, are included in the unallocated items.

Note 11 – Inventories

	May 31, 2003	February 28, 2003	May 31, 2002

Raw materials	$62,797	$58,558	$56,922
Work in process	35,278	29,790	40,454
Finished products	256,885	236,114	251,147

	354,960	324,462	348,523
Less LIFO reserve	(78,696)	(79,913)	(84,350)

	276,264	244,549	264,173
Display materials and factory supplies	36,098	34,258	40,237

Inventories	$312,362	278,807	$304,410

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note 12 — Deferred Costs

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

As of May 31, 2003, February 28, 2003 and May 31, 2002, deferred costs and future payment commitments are included in the following financial statement captions:

	May 31, 2003	February 28, 2003	May 31, 2002

Prepaid expenses and other	$175,062	$180,051	$142,109
Other assets — net	700,730	667,829	788,615

Deferred cost assets	875,792	847,880	930,724
Other current liabilities	(73,366)	(92,005)	(127,746)
Other liabilities	(77,646)	(34,680)	(94,693)

Deferred cost liabilities	(151,012)	(126,685)	(222,439)

Net deferred costs	$724,780	$721,195	$708,285

Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Developments

During the three months ended May 31, 2003, net sales decreased 6.2% compared to the same period in the prior year. The decrease reflects some significant reductions in the retail customer base, including the loss of a customer to a competitor, two customers that liquidated, and a customer that recently emerged from Chapter 11 with fewer stores. Net income in the three months ended May 31, 2003 reflected the lower sales and the costs net of the related benefits in advance of expected savings associated with the Corporation’s initiative to transform the Corporation’s supply chain; the process through which the Corporation develops, manufactures, distributes and services its products; in order to improve revenue, reduce costs and substantially reduce the time from product concept to retail.

Results of Operations

For the three months ended May 31, 2003, net sales were $454.3 million, down from $484.2 million in the same period in the prior year. This 6.2% decrease was due to the negative impact of the loss of a customer to a competitor, two customers that liquidated, a retail customer that recently emerged from Chapter 11 with a reduced number of stores, lower average store sales in the Corporation’s Retail Operations segment and a soft market for advertising for the Corporation’s Internet business. These are partly offset by higher net sales in some of the other operating units.

Total greeting card sales less returns were down 12% for the three months ended May 31, 2003 from the same period in the prior year. Unit sales less returns were down approximately 9% and average prices were down approximately 3%.

Sales less returns of everyday cards were down 11% for the three months ended May 31, 2003 compared to the three months ended May 31, 2002. Of the 11% decrease, approximately 9% was due to lower unit volume and 2% due to lower average pricing. Sales less returns of seasonal cards were down 13% for the three months ended May 31, 2003 compared to the same period in the prior year. Of the 13% decrease, approximately 8% was due to lower unit volume and 5% due to lower average pricing. Approximately 4% of the 9% decrease in everyday card unit volume and approximately 5% of the 8% decrease in seasonal card unit volume were due to the loss of some customer accounts and a reduction in the number of stores of another retail customer, as noted above. The remainder of the unit volume decline reflected the overall soft retail environment.

Material, labor and other production costs for the three months ended May 31, 2003 were $185.0 million, a decrease from $186.5 million for the same period in the prior year. However, as a percentage of net sales, these costs were 40.7% in the current period and 38.5% for the three months ended May 31, 2002. The percentage increase from the prior year is due to a change in the components of the sales mix, with a higher share of the total sales volume attributable to accessory product categories with higher relative cost. In addition, the planned investment in improving the Corporation’s supply chain and higher scrap costs for the Corporation’s scan based trading customers also contributed to the higher percentage.

Selling, distribution and marketing costs for the three months ended May 31, 2003 were $149.9 million, virtually flat with $150.1 million for the same period in the prior year. As a percentage of net sales, these costs increased from 31.0% for the three months ended May 31, 2002 to 33.0% in the three months ended May 31, 2003. The percentage increase is due to costs associated with the planned investment in improving the Corporation’s supply chain. This increase was partially offset by reduced field sales and service costs.

Administrative and general expenses decreased $2.4 million to $66.1 million for the three months ended May 31, 2003 compared to $68.5 million for the same period in the prior year. Reduced net costs of maintaining the Corporation’s corporate-owned life insurance program and lower employee-related costs primarily drove this decrease.

Interest expense increased by $3.1 million to $22.8 million for the three months ended May 31, 2003 from $19.7 million for the same period in the prior year. On April 7, 2003, the Corporation paid the entire $118 million outstanding amount of a $125 million term loan maturing June 15, 2006 and recorded a charge of $4.6 million for deferred financing costs and a premium associated with the early retirement of this loan.

Other (income) – net was $2.1 million of income for the three months ended May 31, 2003, compared to $14.3 million of income in the same period in the prior year. Included in the prior year period was a pre-tax gain of $12.0 million on a marketable security investment held by the Corporation’s United Kingdom subsidiary which was sold during the period.

The effective tax rate for the three months ended May 31, 2003 and 2002 was 39.7% for each period.

Earnings per share and earnings per share — assuming dilution were $0.30 and $0.27, respectively, for the three months ended May 31, 2003, compared to earnings per share and an earnings per share — assuming dilution of $0.68 and $0.60, respectively, for the same period in the prior year.

Restructuring Activities

In 2002 the Corporation recorded a charge of $56.7 million to restructure certain of the Corporation’s domestic and foreign manufacturing and distribution operations. The restructure charge included $29.1 million for employee termination benefits, $2.0 million for facility rationalization costs, $1.5 million for lease exit costs, $17.7 million for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6.4 million of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002. The following table summarizes the remaining reserve associated with the 2002 restructure charge:

(In thousands of dollars)

		Facility
	Termination	Rationalization and
	Benefits	Lease Exit Costs	Total

Balance at March 1, 2003	$4,041	$139	$4,180
Cash expenditures	(796)	(27)	(823)

Balance at May 31, 2003	$3,245	$112	$3,357

Included in “Accrued liabilities” at May 31, 2003 is $3.4 million representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006.

Segment Information

Social Expression Products Segment

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel, and is managed by geographic location.

As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods.

Net sales, net of intersegment items, for the three months ended May 31, 2003, decreased $47.8 million or 11.9% from the same period in the prior year. Approximately $33 million of this decrease was due to the loss of some customer accounts and a reduction in the number of stores of another customer in the United States, as noted above.

Segment earnings, net of intersegment items, for the three months ended May 31, 2003, decreased by $55.1 million from $128.4 million in the prior year to $73.3 million in the current year. The decrease in segment earnings reflect the lower net sales and were further impacted by the costs net of the related benefits associated with the Corporation’s supply chain transformation initiative in advance of expected savings.

Retail Operations

The Corporation owns and operates approximately 600 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and to a much lesser extent in strip shopping centers. The stores sell products purchased from the Social Expression Products segment as well as products purchased from other vendors. This segment was previously included in the “Non-reportable segments”, and the prior year amounts have been reclassified to conform to the current year presentation.

Net sales in the Retail Operations segment decreased $2.9 million or 5.2% for the three months ended May 31, 2003 from the same period in the prior year, as comparable same-store sales decreased 3.9% for the period compared to the same period in the prior year. The results of the Retail Operations segment reflect the generally soft retail conditions during the period which is reflected in its reduced transaction volume of higher priced collectable items.

Segment earnings of $1.5 million in the three months ended May 31, 2002, decreased $2.6 million to a loss of $(1.1) million in the three months ended May 31, 2003. The decrease in profit is mainly due to the reduced net sales in relation to generally fixed store costs.

AmericanGreetings.com Segment

AmericanGreetings.com, Inc. (92.2% owned) is an Internet-based provider of greetings and other social communication content to consumers and Internet-based businesses.

Net sales decreased $2.8 million for the three months ended May 31, 2003 compared to the same period in the prior year, as higher subscription revenue was more than offset by lower advertising.

Segment earnings of $0.4 million for the three months ended May 31, 2003, was a $2.4 million improvement from the $(2.0) million loss for the same period in the prior year, reflecting the cost reductions implemented in the segment.

Liquidity and Capital Resources

The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Statement of Financial Position for May 31, 2002 has been included.

Operating activities provided $23.7 million in cash during the three months ended May 31, 2003, compared to $40.5 million in the same period in the prior year. The reduction in cash provided by operating activities from the prior year is primarily due to the lower net income, reductions in accounts payable and other liabilities and a shift in the movement of the deferred costs-net amounts as payments exceeded amortization. These reductions in the cash provided by operating activities compared to the prior year were partly offset by the decrease in trade accounts receivable compared to the same period in the prior year.

Accounts receivable decreased $18.8 million from February 28, 2003 to May 31, 2003, compared to an increase of $43.9 million in the same period in the prior year. The decrease of $18.8 million in the current year reflects the lower overall sales levels and some improved collections. Allowances for receivables related to returns and doubtful accounts decreased from $143.7 million at May 31, 2002 to $110.4 million at May 31, 2003. This decrease reflects the reduction in shipments of seasonal cards primarily to reduce return rates, and an improvement in the timing of collections of the accounts receivable. As a percentage of the prior twelve months’ net sales, net accounts receivable were 14.9% at May 31, 2003 compared to 16.6% at May 31, 2002, reflecting the improved collections.

Inventories increased $29.6 million from February 28, 2003, compared to an increase of $10.8 million in the same period in the prior year. The higher increase in inventory levels in the three months ended May 31, 2003 as compared to the same period in the prior year is mainly due to inventory builds for specific customer programs and higher inventory in the Retail Operations segment due to lower sell through. Partly offsetting this increase is a lower inventory build in the Social Expression Products segment for the Christmas season, the result of an inventory reduction effort. Inventories as a percentage of the prior twelve months’ material, labor and other production costs were 35.5% at May 31, 2003 compared to 34.2% at May 31, 2002.

Deferred costs — net represents payments under agreements with retailers net of the related amortization of such payments. During the three months ended May 31, 2003, payments exceeded amortization by $2.1 million; in the three months ended May 31, 2002, amortization exceeded payments by $50.8 million. Payments are made under new, existing, amended and extended agreements, and a portion of the year-to-year fluctuation in these amounts is due to the timing of various payment and effective dates of the agreements. However, these deferred costs are amortized against operations over the estimated periods of the agreements, so that the effect on earnings approximates the associated revenue streams. Total commitments under the agreements are capitalized as deferred costs when the agreements are consummated, and any future payment commitments are recorded as liabilities at that time. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of deferred costs related to customer agreements. See “Critical Accounting Policies” as discussed in the Corporation's Form 10-K for the year ended February 28, 2003 for further discussion related to the accounting treatment of customer agreements.

Accounts payable and other liabilities decreased $32.1 million during the three months ended May 31, 2003 compared to an increase of $1.8 million in the same period in the prior year. The decrease in the current year reflects a decrease in the trade accounts payable and payments made to decrease various compensation related liabilities. The increase in the prior year reflects an increase in current income taxes payable and trade accounts payable, offset by payments made to decrease various compensation-related liabilities.

The $1.0 million of other – net operating activities during the three months ended May 31, 2003 compared to $7.3 million in the same period in the prior year. The prior year includes $5.2 million of income tax benefit related to the exercise of employee stock options.

Investing activities provided $7.7 million during the three months ended May 31, 2003, compared to $20.3 million in the same period in the prior year. The current year is mainly the result of the surrender of several corporate owned life insurance plans in accordance with a settlement agreement with the Internal Revenue Service. The prior year amount includes proceeds of $17.0 million from the sale of the Corporation’s investment in shares of Clinton Cards plc in the UK.

Total debt less cash at May 31, 2003 was $619.0 million, compared to $682.4 million at May 31, 2002. Debt as a percentage of debt plus equity was 39.5% at May 31, 2003, compared to 46.9% at May 31, 2002.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2003, the end of its preceding fiscal year, to May 31, 2003, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31, 2002, the end of the corresponding fiscal quarter last year, to May 31, 2003, except the changes discussed above and the payment of the term loan of $118.0 million on April 7, 2003, and aside from normal seasonal fluctuations.

Critical Accounting Policies

Please refer to the discussion of the Corporation’s Critical Accounting Policies as disclosed in the Corporation’s Form 10-K for the year ended February 28, 2003.

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

Part 1, Item 4. Controls and Procedures

As of May 31, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of May 31, 2003. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to May 31, 2003.

PART II – OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

(99) Certification Pursuant to 18 U.S.C. Section 1350 as Adoped Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 3, 2003, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation announced its earnings for the fourth quarter and year ended February 28, 2003.

On April 16, 2003, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation issued a press release to announce that it had paid the entire $118 million outstanding amount of its term loan due June 2006.

On May 23, 2003, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation issued a press release to reaffirm its previously announced earnings estimate for its fiscal year ending February 29, 2004, to provide first-quarter earnings estimates, to set the date and time of its first quarter earnings release and to announce its presentation at the Goldman Sachs Global Consumer Products Conference.

On June 25, 2003, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation announced its earnings for the first quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

	By:	/s/ Joseph B. Cipollone Joseph B. Cipollone Vice President Corporate Controller Chief Accounting Officer

July 15, 2003

Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

I, Zev Weiss, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Greetings Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of American Greetings Corporation as of, and for, the periods presented in this quarterly report;

4.	American Greetings Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for American Greetings Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to American Greetings Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	American Greetings Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 15, 2003	/s/ Zev Weiss Zev Weiss Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

I, Robert P. Ryder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Greetings Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of American Greetings Corporation as of, and for, the periods presented in this quarterly report;

4.	American Greetings Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for American Greetings Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to American Greetings Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	American Greetings Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 15, 2003	/s/ Robert P. Ryder Robert P. Ryder Senior Vice President Chief Financial Officer