Form 10-Q
period 2003-08-31
AMERICAN GREETINGS CORP
filed 2003-10-15
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

As of August 31, 2003, the date of this report, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common 61,865,589
Class B Common 4,595,609

AMERICAN GREETINGS CORPORATION
INDEX

		Page
		Number

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4.	Controls and Procedures	26
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits and Reports on Form 8-K	28
SIGNATURES		28
EXHIBITS		29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Six Months Ended
	August 31,

	2003	2002

Net sales	$857,852	$881,143
Costs and expenses:
Material, labor and other production costs	386,408	380,098
Selling, distribution and marketing	303,580	298,243
Administrative and general	122,810	133,733
Interest expense	40,337	39,795
Other (income) - net	(11,884)	(18,348)

Total costs and expenses	841,251	833,521

Income before income tax expense	16,601	47,622
Income tax expense	6,591	18,906

Net income	$10,010	$28,716

Earnings per share	$0.15	$0.44

Earnings per share - assuming dilution	$0.15	$0.41

Average number of common shares outstanding	66,114,817	65,408,114
Average number of common shares outstanding – assuming dilution	66,872,327	78,917,978

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended
	August 31,

	2003	2002

Net sales	$403,546	$396,913
Costs and expenses:
Material, labor and other production costs	201,425	193,584
Selling, distribution and marketing	153,722	148,144
Administrative and general	56,685	65,244
Interest expense	17,537	20,141
Other (income) - net	(9,746)	(4,022)

Total costs and expenses	419,623	423,091

Loss before income tax benefit	(16,077)	(26,178)
Income tax benefit	(6,382)	(10,393)

Net loss	$(9,695)	$(15,785)

Loss per share	$(0.15)	$(0.24)

Loss per share - assuming dilution	$(0.15)	$(0.24)

Average number of common shares outstanding	66,315,954	65,801,676
Average number of common shares outstanding – assuming dilution	66,315,954	65,801,676

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	August 31, 2003	Feb. 28, 2003	August 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$40,494	$208,463	$174,174
Trade accounts receivable, less allowances for sales returns of $40,812, $86,318 and $45,614, respectively, and for doubtful accounts of $24,280, $35,595 and $33,811, respectively	287,431	309,967	337,817
Inventories	370,992	278,807	353,348
Deferred and refundable income taxes	158,237	202,485	164,853
Prepaid expenses and other	240,602	234,766	210,285

Total current assets	1,097,756	1,234,488	1,240,477
Goodwill	214,424	209,664	205,998
Other assets	729,429	748,540	828,329
Property, plant and equipment – at cost	1,056,476	1,049,688	1,036,755
Less accumulated depreciation	679,896	658,260	641,910

Property, plant and equipment - net	376,580	391,428	394,845

	$2,418,189	$2,584,120	$2,669,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$13,082	$133,180	$15,145
Accounts payable	145,524	180,498	159,117
Accrued liabilities	136,541	132,747	129,974
Accrued compensation and benefits	62,357	82,782	81,152
Income taxes	9,288	57,813	174,058
Other current liabilities	95,598	112,377	138,100

Total current liabilities	462,390	699,397	697,546
Long-term debt	727,331	726,531	845,985
Other liabilities	111,336	66,379	131,963
Deferred income taxes	11,025	14,349	22,741
Shareholders’ equity	1,106,107	1,077,464	971,414

	$2,418,189	$2,584,120	$2,669,649

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 31,

	2003	2002

OPERATING ACTIVITIES:
Net income	$10,010	$28,716
Adjustments to reconcile net income to net cash (used) provided by operating activities:
(Gain) on sale of marketable security	—	(12,027)
Depreciation and amortization	32,078	33,167
Deferred income taxes	15,097	(23,342)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	23,315	(44,875)
Increase in inventories	(89,608)	(59,105)
Decrease in other current assets	34,782	56,949
Decrease in deferred cost – net	20,420	75,996
Decrease in accounts payable and other liabilities	(90,239)	(35,891)
Other – net	3,336	8,813

Cash (Used) Provided by Operating Activities	(40,809)	28,401
INVESTING ACTIVITIES:
Property, plant & equipment additions	(19,478)	(8,085)
Proceeds from sale of fixed assets	2,106	1,460
Investment in corporate-owned life insurance	6,072	3,911
Other – net	(2,640)	29,875

Cash (Used) Provided by Investing Activities	(13,940)	27,161
FINANCING ACTIVITIES:
Reduction of long-term debt	(3,313)	(6,614)
(Decrease) increase in short-term debt	(117,053)	294
Sale of stock under benefit plans	6,106	20,813
Purchase of treasury shares	(266)	(67)

Cash (Used) Provided by Financing Activities	(114,526)	14,426
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,306	3,207

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(167,969)	73,195
Cash and Cash Equivalents at Beginning of Year	208,463	100,979

Cash and Cash Equivalents at End of Period	$40,494	$174,174

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands of dollars except share and per share amounts)

Three and Six Months Ended August 31, 2003 and 2002

Note 1 - Basis of Presentation

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

Note 2 - Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 - Recent Accounting Pronouncements

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

In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In October 2003, the Financial Accounting Standards Board deferred the effective date for all variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require the provisions of the Interpretation to be adopted at the end of the period ending after December 15, 2003. The Corporation does not expect this Interpretation to have a material effect on the financial statements of the Corporation.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued. SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified. This Statement requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not expect this Statement to have a material effect on the financial statements of the Corporation.

Note 4 – Other (Income) – Net

During the three months ended May 31, 2002, “Other (income) – net” included $12,027 of income on the sale of a marketable security investment. The amount of the proceeds received from the sale of the marketable security investment of $16,964 is included in “Other – net” investing activities in the Statement of Cash Flows for the period.

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

		Facility
		Rationalization and
	Termination Benefits	Lease Exit Costs	Total

Balance at March 1, 2003	$4,041	$139	$4,180
Cash expenditures	(1,511)	(36)	(1,547)

Balance at August 31, 2003	$2,530	$103	$2,633

Included in “Accrued liabilities” at August 31, 2003 is $2,633 representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006. Cash expenditures for the three months ended August 31, 2003 were $724.

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

On August 9, 2001, the Corporation entered into a $350,000 senior secured credit facility that was amended to $320,000 on July 22, 2002. This revised facility consisted of three tranches: (1) a $75,000, 364-day revolving facility, of which there were no amounts outstanding at August 31, 2003; (2) a $120,000 revolving facility maturing January 15, 2006, of which $3,500 was outstanding at August 31, 2003; and (3) a $125,000 term loan maturing June 15, 2006. On August 5, 2003 the Corporation exercised its option on the 364-day revolving facility for an additional 364 days.

Under the terms of the facility, the Corporation paid the entire outstanding balance of $117,988 of the term loan on April 7, 2003. At that date, the Corporation recorded a charge of $4,639 for the write off of the related deferred financing costs and a premium associated with the early retirement of the loan.

As a result of the retirement and payment of the term loan and the $3,500 outstanding under the revolver, the amount available under the facility at August 31, 2003 was $191,500. The facility is secured by the domestic assets of the Corporation and a 66 2/3% interest in the common stock of its foreign subsidiaries. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and earnings requirements. In April 2003, at the request of the Corporation, various restrictive covenants of the credit facility were amended. These amendments included the elimination of the minimum earnings before interest, taxes, depreciation and amortization covenant and the loosening of the interest coverage covenant. The credit facility also restricts the Corporation’s ability to incur additional indebtedness and to engage in acquisitions of other businesses and entities and to pay shareholder dividends. In August 2003, the Corporation amended several restrictive covenants of the credit facility. These amendments included a reduction in the frequency of financial reporting, a reduction in borrowing costs, and enhanced flexibility in its investments, acquisitions, and restricted payments. At August 31, 2003, the Corporation was in compliance with its debt covenants.

On August 7, 2001, the Corporation entered into a three-year Accounts Receivable Securitization Financing that provides for up to $250,000 and is secured by certain trade accounts receivable. At the request of the Corporation, on August 6, 2002, the agreement was amended reducing the available financing from $250,000 to $200,000. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. At August 31, 2003, there was $5,000 outstanding under this agreement.

Note 7 – Earnings Per Share

The following tables set forth the computation of earnings per share and earnings per share – assuming dilution:

	Six Months Ended
	August 31,

	2003	2002

Numerator:
Net income for earnings per share	$10,010	$28,716
Add-back – interest on convertible debt, net of tax	—	3,701

Net income for earnings per share – assuming dilution	$10,010	$32,417

Denominator (thousands):
Denominator for earnings per share – weighted average shares outstanding	66,115	65,408
Effect of dilutive securities:
Stock options	757	919
Convertible debt	—	12,591

Denominator for earnings per share – assuming dilution – adjusted weighted average shares outstanding	66,872	78,918

Earnings per share	$0.15	$0.44

Earnings per share – assuming dilution	$0.15	$0.41

The effect of the convertible subordinated notes has been excluded for the six months ended August 31, 2003 because the effect would have been antidilutive.

The loss per share for the three months ended August 31, 2003 and 2002 was $(0.15) and $(0.24), respectively. The effect of the convertible subordinated notes and stock options has been excluded for the three months ended August 31, 2003 and 2002 because the effect would have been antidilutive.

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

The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123:

	Six months ended
	August 31,

	2003	2002

Net income as reported	$10,010	$28,716
Employee stock-based compensation expense determined under fair value based method, net of tax	2,927	2,466

Pro forma net income	$7,083	$26,250

Earnings per share:
As reported	$0.15	$0.44
Pro forma	$0.11	$0.40
Earnings per share – assuming dilution:
As reported	$0.15	$0.41
Pro forma	$0.11	$0.38

	Three months ended
	August 31,

	2003	2002

Net loss as reported	$(9,695)	$(15,785)
Employee stock-based compensation expense determined under fair value based method, net of tax	1,464	918

Pro forma net loss	$(11,159)	$(16,703)

Loss per share:
As reported	$(0.15)	$(0.24)
Pro forma	$(0.17)	$(0.25)
Loss per share – assuming dilution:
As reported	$(0.15)	$(0.24)
Pro forma	$(0.17)	$(0.25)

Note 9 - Comprehensive Income (Loss)

The Corporation’s total comprehensive income (loss) is as follows:

	Six Months Ended
	August 31,

	2003	2002

Net income	$10,010	$28,716
Other comprehensive income (loss):
Foreign currency translation adjustments	11,356	20,207
Reclassification of realized gain on available-for-sale securities, net of tax	—	(6,051)

Other comprehensive income	11,356	14,156

Total comprehensive income	$21,366	$42,872

	Three Months Ended
	August 31,

	2003	2002

Net loss	$(9,695)	$(15,785)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,299)	12,020

Total comprehensive loss	$(19,994)	$(3,765)

Note 10 - Business Segment Information

	Six Months Ended
	August 31,

	2003	2002

Net Sales
Social Expression Products	$695,745	$748,265
Intersegment items	(38,182)	(37,169)

Total	657,563	711,096
Retail Operations	105,332	109,165
AmericanGreetings.com	16,947	17,315
Non-reportable segments	52,782	48,569
Unallocated items - net	(1,002)	(13,079)
Exchange rate adjustment - net	26,230	8,077

Consolidated total	$857,852	$881,143

Earnings
Social Expression Products	$121,701	$162,845
Intersegment items	(27,501)	(26,710)

Total	94,200	136,135
Retail Operations	(9,680)	(3,867)
AmericanGreetings.com	2,130	(3,642)
Non-reportable segments	1,770	6,551
Unallocated items - net	(75,767)	(88,702)
Exchange rate adjustment - net	3,948	1,147

Consolidated total	$16,601	$47,622

	Three Months Ended
	August 31,

	2003	2002

Net Sales
Social Expression Products	$325,100	$328,661
Intersegment items	(22,078)	(19,872)

Total	303,022	308,789
Retail Operations	51,555	52,462
AmericanGreetings.com	8,699	6,244
Non-reportable segments	25,681	24,218
Unallocated items - net	454	(138)
Exchange rate adjustment - net	14,135	5,338

Consolidated total	$403,546	$396,913

Earnings (Loss)
Social Expression Products	$31,698	$21,824
Intersegment items	(15,463)	(13,921)

Total	16,235	7,903
Retail Operations	(8,578)	(5,384)
AmericanGreetings.com	1,737	(1,662)
Non-reportable segments	(1,672)	4,185
Unallocated items - net	(26,233)	(31,946)
Exchange rate adjustment - net	2,434	726

Consolidated total	$(16,077)	$(26,178)

The Corporation owns and operates over 600 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors. This segment was previously included in the “Non-reportable segments”, and the prior year amounts have been reclassed to conform to the current year presentation.

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

Note 11 – Inventories

	August 31,	February 28,	August 31,
	2003	2003	2002

Raw materials	$57,239	$58,558	$58,263
Work in process	35,964	29,790	41,081
Finished products	317,920	236,114	301,776

	411,123	324,462	401,120
Less LIFO reserve	78,208	79,913	84,964

	332,915	244,549	316,156
Display materials and factory supplies	38,077	34,258	37,192

Inventories	$370,992	$278,807	$353,348

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note 12 - Deferred Costs

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

As of August 31, 2003, February 28, 2003 and August 31, 2002, deferred costs and future payment commitments are included in the following financial statement captions:

	August 31,	February 28,	August 31,
	2003	2003	2002

Prepaid expenses and other	$197,733	$180,051	$162,888
Other assets - net	656,896	667,829	736,340

Deferred cost assets	854,629	847,880	899,228
Other current liabilities	(72,107)	(92,005)	(120,727)
Other liabilities	(81,030)	(34,680)	(94,128)

Deferred cost liabilities	(153,137)	(126,685)	(214,855)

Net deferred costs	$701,492	$721,195	$684,373

Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Developments

For the three months ended August 31, 2003, the Corporation had a net loss of $0.15 per share, which compares favorably with the $0.24 per share loss for the same period in the prior year. (Due to the seasonal nature of its business, the Corporation has historically had net losses in the three months ended August 31 each year.) The reduction in the loss for the period compared to prior year reflects the Corporation’s continued focus on reducing costs.

Results of Operations

Three months ended August 31, 2003
 For the three months ended August 31, 2003, net sales were $403.5 million, a 1.7% increase from $396.9 million in the same period in the prior year. Overall increases in foreign currency exchange rates compared to the prior year drove the increase in reported net sales; excluding the effect on sales of the exchange rate increases, net sales were approximately flat for the three months ended August 31, 2003 compared to the same period in the prior year. During the three months, the Corporation began to integrate the first of approximately 1,400 additional stores of a major retail customer, which resulted in increased everyday card shipments. In addition, shipments of candles and party goods increased during the period compared to prior year. Those increases were offset by lower seasonal card shipments, including Christmas product shipments, as well as an increase in allowances provided to customers.

Total greeting card sales less returns were up approximately 2% for the three months ended August 31, 2003 from the same period in the prior year, as unit sales were up approximately 3% and average prices were down approximately 1% for the period.

Sales of everyday cards were up approximately 3% for the three months ended August 31, 2003 from the same period in the prior year, with unit sales up approximately 2% and average price up approximately 1%, reflecting the initial shipments to the additional stores of a major retail customer.

Sales less returns of seasonal cards were down approximately 5% for the three months ended August 31, 2003 from the same period in the prior year, with unit sales down approximately 2% and average prices down approximately 3%, reflecting in part the delay of some Christmas shipments into the third quarter.

Material, labor and other production costs for the three months ended were $201.4 million, an increase of $7.8 million or 4.1% from $193.6 million for the same period in the prior year. As a percentage of net sales, these costs were 49.9% in the current period and 48.8% in the prior year period. The increase in the percentage of net sales reflects the shift in the sales mix toward non-card products, including candles and party goods, which have higher costs as a percentage of sales. Also contributing to the increase were higher royalty expenses attributable to licensed products.

Selling, distribution and marketing costs for the three months ended August 31, 2003 were $153.7 million, an increase of $5.6 million or 3.8% from $148.1 million in the prior year. As a percentage of net sales, these costs increased from 37.3% for the three months ended August 31, 2002 to 38.1% for the three months ended August 31, 2003. The shift in the sales mix toward non-card products also affected these costs due to the generally higher freight costs associated with the shipments of those products. These costs also include commission expenses related to increased income from the licensing of the Corporation’s “Care Bear” and “Strawberry Shortcake” characters.

Administrative and general expense decreased $8.6 million to $56.7 million for the three months ended August 31, 2003 compared to $65.2 million for the same period in the prior year. The decrease reflects lower bad debt expense, lower net costs of the corporate-owned life insurance program and lower employee costs.

Interest expense for the three months ended August 31, 2003 was $17.5 million, a $2.6 million decrease from $20.1 million for the same period in the prior year. This decrease was due to savings associated with the early payoff of the Term B loan in the first quarter of 2004.

Other (income) – net was $9.7 million of income for the three months ended August 31, 2003, up from $4.0 million of income for the same period in the prior year. This increase was due to increased character licensing royalty income and foreign currency exchange gains.

Six months ended August 31, 2003

For the six months ended August 31, 2003, net sales were $857.9 million, a 2.6% decrease from $881.1 million in the same period in the prior year. The decrease from the prior year for the six months reflects the customer account losses that impacted the first quarter of 2004 and an increase in allowances provided to customers, partially offset by increased candle and party goods sales and the favorable impact of higher foreign currency exchange rates.

For the six months ended August 31, 2003, greeting card sales less returns were down approximately 5% from the same period in the prior year. Unit sales were down approximately 4% for the six months from the same period in the prior year, and average prices were down approximately 1%.

For the six months ended August 31, 2003 material, labor and other production costs were $386.4 million, an increase of $6.3 million or 1.7% from $380.1 million for the same period in the prior year. As a percentage of net sales, these costs were 45.0% in the current period compared to 43.1% in the prior period. The percentage increase for the six months ended August 31, 2003 compared to the same period in the prior year was due to a change in the components of the sales mix with a higher share of sales volume attributable to non-card products, including candles and party goods, which have higher costs as a percentage of sales than greeting cards. The planned investment in improving the Corporation’s supply chain, primarily in the first quarter, also contributed to the increase. These increases were partially offset by production efficiency improvements in the Corporation’s other operating units.

Selling, distribution, and marketing costs for the six months ended August 31, 2003 were $303.6 million, an increase of $5.3 million or 1.8% from $298.2 million in the prior year. As a percentage of net sales, these costs increased from 33.8% for the six months ended August 31, 2002 to 35.4% for the six months ended August 31, 2003. The percentage increases were due to costs associated with the planned investment in improving the Corporation’s supply chain, primarily in the first quarter, as well as higher marketing and licensing fees. These increases were partially offset by reduced merchandiser expenses in the Social Expression Product Segment and cost savings in the Corporation’s other operating segments.

Administrative and general expense decreased $10.9 million to $122.8 million for the six months ended August 31, 2003 compared to $133.7 million for the same period in the prior year. These decreases were due to lower bad debt expense, lower net costs associated with maintaining the corporate-owned life insurance program and lower employee costs.

Interest expense for the six months ended August 31, 2003 was $40.3 million compared to $39.8 million for the same period in the prior year. On April 7, 2003, the Corporation paid the entire $118 million outstanding amount of a $125 million term loan maturing June 15, 2006 and recorded a charge of $4.6 million for deferred financing costs and a premium associated with the early retirement of this loan.

Other (income) – net was $11.9 million of income for the six months ended August 31, 2003, down from $18.3 million of income for the same period in the prior year. Included in the six months for the prior year was a $12.0 million gain on the sale of a marketable security investment held by the Corporation’s United Kingdom subsidiary.

The effective tax rate for the six months ended August 31, 2003 was 39.7%, unchanged from the same period in the prior year.

Earnings per share and earnings per share assuming dilution for the six months ended August 31, 2002 were $0.44 and $0.41, respectively, compared to $0.15 in the current year. The dilutive effect of the Corporation’s subordinated notes have been excluded for the six months ended August 31, 2003 because the effect would have been antidilutive.

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

(In thousands of dollars)
		Facility
		Rationalization and
	Termination Benefits	Lease Exit Costs	Total

Balance at March 1, 2003	$4,041	$139	$4,180
Cash expenditures	(1,511)	(36)	(1,547)

Balance at August 31, 2003	$2,530	$103	$2,633

Included in “Accrued liabilities” at August 31, 2003 is $2.6 million representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006. Cash expenditures for the three months ended August 31, 2003 were $0.7 million.

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

Net sales, net of intersegment items, for the three months ended August 31, 2003, decreased $5.8 million or 1.9% from the same period in the prior year. For the six months ended August 31, 2003, net sales decreased $53.5 million or 7.5% from the same period in the prior year. The decrease for the three months from the prior year was mainly in the United States due to a higher level of discounts and allowances granted to customers, as well as lower seasonal card shipments. Those reductions were partially offset in the three months by increased everyday card shipments as additional stores of a major retail customer began to be supplied, as well as increased overall shipments of candles and party goods. The decrease for the six months from the prior year also reflects the loss of two retail customer accounts and a reduction in the number of stores of another retail customer, which particularly impacted the first quarter compared to the prior year.

Segment earnings, net of intersegment items, for the three months ended August 31, 2003, improved from $7.9 million in the prior year to $16.2 million in the current year. Lower bad debt expense and merchandiser costs, among other expense savings, offset the lower sales for the period compared to the prior year. For the six months ended August 31, 2003, segment earnings, net of intersegment items, decreased by $41.9 million from $136.1 million in the prior year to $94.2 million in the current year. The decreases in segment earnings reflect the lower net sales and were further impacted by the mix of sales, with a shift toward higher-cost non-card product. In addition, costs of the Corporation’s supply chain transformation initiative continued, but began to be offset by expense savings during the second quarter.

Retail Operations

The Corporation owns and operates over 600 card and gift retail stores in the United States and Canada through its Retail Operations segment. During the three months ended August 31, 2003, the retail operations segment added a chain of 29 stores. The retail stores are primarily located in malls and to a much lesser extent in strip shopping centers. The stores sell products purchased from the Social Expression Products segment as well as products purchased from other vendors. This segment was previously included in the “Non-reportable segments”, and the prior year amounts have been reclassified to conform to the current year presentation.

Net sales in the Retail Operations segment decreased $0.9 million or 1.7% for the three months ended August 31, 2003 from the same period in the prior year. Same-store sales for stores open at least one year decreased approximately 2.5% from the prior year for the three months ended August 31, 2003. For the six months ended August 31, 2003, net sales decreased $3.8 million or 3.5% from the same period in the prior year. The net sales decreases in the Retail Operations segment reflect the generally soft retail economy conditions during the period, as sales of cards, accessories, and giftware have all declined from the prior year.

The Retail Operations segment’s loss for the three months ended August 31, 2003 was $8.6 million compared to a loss of $5.4 million for the same period in the prior year. For the six months ended August 31, 2003, the segment loss was $9.7 million compared to a loss of $3.9 million for the same period in the prior year. The increased losses for the periods reflect the lower sales levels in relation to generally fixed store costs.

AmericanGreetings.com Segment

AmericanGreetings.com, Inc. (92.2% owned) is an Internet-based provider of greetings and other social communication content to consumers and Internet-based businesses.

Net sales increased $2.5 million to $8.7 million for the three months ended August 31, 2003 compared to the same period in the prior year due primarily to higher subscriber membership revenue. For the six months ended August 31, 2003, net sales decreased $0.4 million to $16.9 million compared to the same period in the prior year because of lower advertising substantially offset by higher membership revenues.

Segment earnings of $1.7 million for the three months ended August 31, 2003, was a $3.4 million improvement from the $(1.7) million loss for the same period in the prior year, due mainly to the increased membership revenue. For the six months ended August 31, 2003, segment earnings increased $5.8 million from a loss of $(3.6) million in the prior year to earnings of $2.1 million in the current year reflecting cost reductions implemented by the segment.

Liquidity and Capital Resources

The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Statement of Financial Position for August 31, 2002 has been included.

Operating activities used $40.8 million in cash during the six months ended August 31, 2003, compared to providing $28.4 million of cash in the same period in the prior year.

Accounts receivable decreased $23.3 million from February 28, 2003 to August 31, 2003, compared to an increase of $44.9 million in the same period in the prior year. The decrease of $23.3 million reflects the lower net sales in the Social Expression Products segment and an improvement in the aging of the accounts receivable. As a percentage of the prior twelve months’ net sales, net accounts receivable were 14.6% at August 31, 2003 compared to 16.7% at August 31, 2002. The allowance for sales returns decreased from $45.6 million at August 31, 2002 to $40.8 million at August 31, 2003, reflecting lower seasonal card shipments combined with lower estimated expected return rates in anticipation of improved sell-through. The allowance for bad debts also decreased from $33.8 million at August 31, 2002 to $24.3 million at August 31, 2003. This reduction is due to an overall improved aging composition of receivables combined with the final resolution of a receivable from a customer in reorganization (with no impact on earnings).

Inventories increased $89.6 million from February 28, 2003, compared to an increase of $59.1 million in the same period in the prior year. The higher increase in inventory levels in the six months ended August 31, 2003 as compared to the same period in the prior year is mainly due to an inventory build for customer-specific card and candle programs which will begin shipping over the next several months. Inventories as a percentage of the prior twelve months’ material, labor and other production costs were 41.8% at August 31, 2003 compared to 39.2% at August 31, 2002.

Other current assets decreased $34.8 million in the six months ended August 31, 2003, compared to a decrease of $56.9 million in the same period in the prior year. The year-to-year fluctuation was due to a lower level of income tax refunds received.

Deferred costs — net represents payments under agreements with retailers net of the related amortization of such payments. During the six months ended August 31, 2003, amortization exceeded payments by $20.4 million; in the six months ended August 31, 2002, amortization exceeded payments by $76.0 million. Payments are made under new, existing, amended and extended agreements, and a portion of the year-to-year fluctuation in these amounts is due to the timing of various payment and effective dates of the agreements. However, these deferred costs are amortized against operations over the estimated periods of the agreements, so that the effect on earnings approximates the associated revenue streams. Total commitments under the agreements are capitalized as deferred costs when the agreements are consummated, and any future payment commitments are recorded as liabilities at that time. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of deferred costs related to customer agreements. See “Critical Accounting Policies” as disclosed in the Corporation’s Form 10-K for the year ended February 28, 2003 for further discussion related to the accounting treatment of customer agreements.

Accounts payable and other liabilities decreased $90.2 million during the six months ended August 31, 2003 compared to a decrease of $35.9 million in the same period in the prior year. The decrease in the current year reflects a decrease in trade accounts payable and payments made to decrease various compensation related liabilities. Also, during the six months ended August 31, 2003, approximately $24 million of state income tax payments were made related to the Corporation’s liability associated with its corporate-owned life insurance program.

Other – net operating activities provided $3.3 million during the six months ended August 31, 2003 compared to $8.8 million in the same period in the prior year. The prior year includes $5.3 million of income tax benefit related to the exercise of employee stock options, compared to $1.4 million in the current year.

Investing activities used $13.9 million during the six months ended August 31, 2003, compared to providing $27.2 million in the same period in the prior year. The current year amount is mainly due to a higher level of capital additions, offset partially by the surrender of several corporate owned life insurance plans in accordance with a settlement agreement with the Internal Revenue Service. The prior year amount includes proceeds of $17.0 million from the sale of the Corporation’s investment in shares of Clinton Cards plc in the UK.

Total debt less cash at August 31, 2003 was $699.9 million, compared to $687.0 million at August 31, 2002. Debt as a percentage of debt plus equity was 40.1% at August 31, 2003, compared to 47.0% at August 31, 2002.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2003, the end of its preceding fiscal year, to August 31, 2003, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31, 2002, the end of the corresponding fiscal quarter last year, to August 31, 2003, except the changes discussed above and the payment of the term loan of $118.0 million on April 7, 2003, and aside from normal seasonal fluctuations.

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

Part 1, Item 4. Controls and Procedures

As of August 31, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were determined to be effective as of August 31, 2003. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2003.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Flavia Group, Inc. et al. v. Kinko’s, Inc.
      US District Court, Central District of California – Case No. 03-1796 RMT

In March 2003, Flavia Group filed suit against Kinko’s alleging copyright infringement and other claims with respect to Kinko’s use of certain Flavia designs, and seeking damages and injunctive relief. Kinko’s has demanded indemnification from Gibson Greetings, Inc. (“Gibson”), a wholly-owned subsidiary of the Corporation, under a Gibson-Kinko’s Vendor Agreement that expired in 2001. Gibson has denied any obligation to indemnify Kinko’s and in August 2003, Gibson and the Corporation intervened in the suit and filed a separate complaint against Kinko’s alleging copyright infringement. Kinko’s has stipulated to a preliminary injunction against further use of the designs in issue. Discovery is proceeding. Trial is set for August 2004. At this time, it is too early to determine the total amount of the Corporation’s potential liability in this matter; however, its liability, if any, is not expected to be material.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Corporation was held on June 27, 2003.

(b)	The following individuals were elected to Class II of the Corporation’s Board of Directors with term expiring in 2006: Jack Kahl, Jerry Sue Thornton and Jeffrey M. Weiss

The following individuals were continuing directors with term expiring in 2004 (Class III): Scott S. Cowen, Harriet Mouchly-Weiss, Charles A. Ratner, and Zev Weiss

The following individuals were continuing directors with term expiring in 2005 (Class I): Stephen R. Hardis, James C. Spira and Morry Weiss.

(c)	The vote total was as follows for the election of directors (Class II)

Nominee	Votes For	Votes Withheld

Jack Kahl	94,706,150	7,481,450
Jerry Sue Thornton	94,663,215	7,524,385
Jeffrey M. Weiss	96,151,340	6,036,260

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(31) a - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On June 25, 2003, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation announced its earnings for the first quarter ended May 31, 2003.

On September 29, 2003, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation announced its earnings for the second quarter ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone Joseph B. Cipollone Vice President Corporate Controller Chief Accounting Officer

October 15, 2003