Form 10-Q
period 2003-11-30
AMERICAN GREETINGS CORP
filed 2004-01-14
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       November 30, 2003

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

As of January 9, 2004 the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common 62,439,196
Class B Common 4,591,816

AMERICAN GREETINGS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Nine Months Ended
	November 30,

	2003	2002

Net sales	$1,473,898	$1,469,954
Costs and expenses:
Material, labor and other production costs	682,749	665,385
Selling, distribution and marketing	474,697	457,971
Administrative and general	179,530	180,777
Interest expense	70,924	59,364
Other (income) — net	(25,963)	(19,095)

Total costs and expenses	1,381,937	1,344,402

Income before income tax expense	91,961	125,552
Income tax expense	35,589	49,844

Net income	$56,372	$75,708

Earnings per share	$0.85	$1.15

Earnings per share — assuming dilution	$0.78	$1.03

Average number of common shares outstanding	66,309,827	65,554,677
Average number of common shares outstanding – assuming dilution	79,817,702	78,971,775

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended
	November 30,

	2003	2002

Net sales	$616,046	$588,811
Costs and expenses:
Material, labor and other production costs	296,341	285,287
Selling, distribution and marketing	171,117	159,728
Administrative and general	56,720	47,044
Interest expense	30,587	19,569
Other (income) — net	(14,079)	(747)

Total costs and expenses	540,686	510,881

Income before income tax expense	75,360	77,930
Income tax expense	28,998	30,938

Net income	$46,362	$46,992

Earnings per share	$0.70	$0.71

Earnings per share — assuming dilution	$0.60	$0.62

Average number of common shares outstanding	66,699,848	65,847,805
Average number of common shares outstanding – assuming dilution	80,478,413	79,311,123

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)

	November 30, 2003	Feb. 28, 2003	November 30, 2002

ASSETS
Current assets
Cash and cash equivalents	$51,694	$208,463	$21,801
Trade accounts receivable, less allowances for sales returns of $91,271, $86,318 and $80,153, respectively, and for doubtful accounts of $23,829, $35,595 and $27,563, respectively	462,547	309,967	513,922
Inventories	306,614	278,807	295,224
Deferred and refundable income taxes	181,981	202,485	191,991
Prepaid expenses and other	246,704	234,766	228,181

Total current assets	1,249,540	1,234,488	1,251,119
Goodwill	223,240	209,664	207,106
Other assets	698,608	748,540	766,617
Property, plant and equipment – at cost	1,074,584	1,049,688	1,040,496
Less accumulated depreciation	700,907	658,260	652,748

Property, plant and equipment — net	373,677	391,428	387,748

	$2,545,065	$2,584,120	$2,612,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$85,414	$133,180	$37,274
Accounts payable	141,506	180,498	145,071
Accrued liabilities	156,142	132,747	157,695
Accrued compensation and benefits	69,871	82,782	92,572
Income taxes	51,113	57,813	94,046
Other current liabilities	69,455	112,377	84,803

Total current liabilities	573,501	699,397	611,461
Long-term debt	665,554	726,531	844,341
Other liabilities	110,026	66,379	110,233
Deferred income taxes	9,894	14,349	24,295
Shareholders’ equity	1,186,090	1,077,464	1,022,260

	$2,545,065	$2,584,120	$2,612,590

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$56,372	$75,708
Adjustments to reconcile net income to net cash used by operating activities:
(Gain) on sale of marketable security	—	(12,027)
Depreciation and amortization	47,986	49,112
Deferred income taxes	(8,110)	(49,003)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(144,679)	(219,517)
Increase in inventories	(19,464)	(497)
Decrease in other current assets	27,860	56,348
Decrease in deferred costs – net	24,891	50,170
Decrease in accounts payable and other liabilities	(35,771)	(93,040)
Other – net	6,137	7,824

Cash Used by Operating Activities	(44,778)	(134,922)
INVESTING ACTIVITIES:
Property, plant & equipment additions	(26,511)	(17,768)
Proceeds from sale of fixed assets	2,140	1,694
Investment in corporate-owned life insurance	8,943	5,257
Other – net	3,814	29,285

Cash (Used) Provided by Investing Activities	(11,614)	18,468
FINANCING ACTIVITIES:
Reduction of long-term debt	(68,673)	(6,581)
(Decrease) increase in short-term debt	(45,955)	20,476
Sale of stock under benefit plans	10,478	21,055
Purchase of treasury shares	(439)	(83)

Cash (Used) Provided by Financing Activities	(104,589)	34,867
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,212	2,409

DECREASE IN CASH AND CASH EQUIVALENTS	(156,769)	(79,178)
Cash and Cash Equivalents at Beginning of Year	208,463	100,979

Cash and Cash Equivalents at End of Period	$51,694	$21,801

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands of dollars except share and per share amounts)

Three and Nine Months Ended November 30, 2003 and 2002

Note 1 — Basis of Presentation

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

The Condensed Consolidated Statement of Financial Position at February 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended February 28, 2003.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2003 refers to the year ended February 28, 2003.

Note 2 — Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 — Recent Accounting Pronouncements

In April 2002, Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, was issued. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires that debt extinguishment meet the criteria under APB Opinion No. 30 for classification as an extraordinary item. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Corporation adopted this Statement effective March 1, 2003. During the three months ended May 31, 2003, the Corporation paid the outstanding balance of its $117,988 term loan and recorded a charge of $4,639 for the write-off of the deferred financing costs and a premium associated with the early retirement of that loan. During the three months ended November 30, 2003 the Corporation repurchased $63,630 of its 11.75% senior subordinated notes and recorded a charge of $13,750 for the write-off of deferred financing costs and the premium associated with the note repurchase. The write-offs for the deferred financing fees and purchase premiums related to these transactions were included in Interest expense in the condensed consolidated statement of operations.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and requires expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. The disclosure requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Beginning with its financial statements for the year ended February 28, 2003, the Corporation adopted the disclosure provisions of SFAS No. 148 in its annual and interim reports.

In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. Interpretation No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 17, 2003, the FASB completed deliberations of the proposed modifications to Interpretation No. 46 (“Revised Interpretation”); the decisions reached include:

(1)	Deferral of the effective date;

(2)	Provisions for additional scope exceptions for certain other variable interests; and

(3)	Clarification of the impact of troubled debt restructurings on the requirement with respect to VIEs.

Based on the Board’s decisions, all public companies must apply the provisions of the Interpretation or the Revised Interpretation to variable interests in a special purpose entity (“SPE”) created before February 1, 2003 no later than periods ending after December 15, 2003. Companies are required to apply the revised provisions to variable interests in non-SPEs held in the entity no later than the end of the first interim or annual reporting period ending after March 15, 2004. The Corporation does not believe that the Interpretation or Revised Interpretation will have a material impact on the financial statements of the Corporation.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued. SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified. This Statement requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement had no impact on the financial statements of the Corporation.

Note 4 – Other (Income) – Net

During the three months ended May 31, 2002, “Other (income) – net” included $12,027 of income on the sale of a marketable security investment. The amount of the proceeds received from the sale of the marketable security investment of $16,964 is included in “Other – net “ investing activities in the Condensed Consolidated Statement of Cash Flows for the period.

Note 5 – Restructure Reserves

In 2002, the Corporation recorded a charge of $56,715 to restructure certain domestic and foreign manufacturing and distribution operations. The restructure charge included $29,053 for employee termination benefits, $2,054 for facility rationalization costs, $1,500 for lease exit costs, $17,727 for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6,381 of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002. The following table summarizes the remaining reserves associated with the 2002 restructure charge:

		Facility
		Rationalization and
	Termination Benefits	Lease Exit Costs	Total

Balance at March 1, 2003	$4,041	$139	$4,180
Cash expenditures	(1,739)	(135)	(1,874)

Balance at November 30, 2003	$2,302	$4	$2,306

Included in “Accrued liabilities” at November 30, 2003 is $2,306 representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006. Cash expenditures for the three months ended November 30, 2003 were $327.

Note 6 – Debt

On July 27, 1998, the Corporation issued $300,000 of 30-year senior notes with a 6.10% coupon rate under its $600,000 shelf registration with the Securities and Exchange Commission. The majority of the proceeds was used to retire commercial paper and other short-term debt, with the remainder used for other general corporate purposes and short-term investments.

On June 29, 2001, the Corporation issued $260,000 of 11.75% senior subordinated notes, due on July 15, 2008. The transaction resulted in net proceeds to the Corporation of $244,711, after deducting underwriting discounts and transactional expenses. The majority of the proceeds were used to repay indebtedness and to provide funds for general corporate purposes. On August 28, 2001, the Corporation filed Form S-4 with the Securities and Exchange Commission as required to register this debt offering.

During the three months ended November 30, 2003, the Corporation repurchased $63,630 of 11.75% senior subordinated notes and recorded a charge of $13,750 for the write-off of the related deferred financing costs and the premium associated with the note repurchase. Of the $63,630 repurchased during the quarter, $10,300 settled on December 1, 2003. This amount is included as “Debt due within one year” in the Condensed Consolidated Statement of Financial Position at November 30, 2003.

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

On August 9, 2001, the Corporation entered into a $350,000 senior secured credit facility that was amended to $320,000 on July 22, 2002. This revised facility consisted of three tranches: (1) a $75,000, 364-day revolving facility, of which there were no amounts outstanding at November 30, 2003; (2) a $120,000 revolving facility maturing January 15, 2006, of which $9,000 was outstanding at November 30, 2003; the related interest is, at the Corporation’s option, either LIBOR based or prime based; and (3) a $125,000 term loan maturing June 15, 2006. Under the terms of the facility, the Corporation paid the remaining outstanding balance of $117,988 of the term loan on April 7, 2003. At that date, the Corporation recorded a charge of $4,639 for the write off of the related deferred financing costs and a premium associated with the early retirement of the loan.

The facility is secured by the domestic assets of the Corporation and a 66 2/3% interest in the common stock of its foreign subsidiaries. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and earnings requirements. In April 2003, at the request of the Corporation, various restrictive covenants of the credit facility were amended. These amendments included the elimination of the minimum earnings before interest, taxes, depreciation and amortization covenant and the loosening of the interest coverage covenant. The credit facility also restricts the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses and entities and to pay shareholder dividends. In August 2003, the Corporation amended several restrictive covenants of the credit facility. These amendments included a reduction in the frequency of financial reporting, a reduction in borrowing costs, and enhanced flexibility in its investments, acquisitions, and restricted payments.

On August 5, 2003, the Corporation exercised its option on the 364-day revolving facility for an additional 364 days. As a result of the retirement and payment of the term loan and the $9,000 outstanding under the revolver, the amount available under the facility at November 30, 2003 was $186,000. At November 30, 2003, the Corporation was in compliance with its debt covenants.

On August 7, 2001, the Corporation entered into a three-year Accounts Receivable Securitization Financing that provides for up to $250,000 and is secured by certain trade accounts receivable. At the request of the Corporation, on August 6, 2002, the agreement was amended reducing the available financing from $250,000 to $200,000. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. The agreement matures August 2004. The related interest is commercial paper based. At November 30, 2003, there was $62,000 outstanding under this agreement classified as “Debt due within one year” on the Condensed Consolidated Statement of Financial Position.

Note 7 – Earnings Per Share

The following tables set forth the computation of earnings per share and earnings per share – assuming dilution:

	Nine Months Ended
	November 30,

	2003	2002

Numerator:
Net income for earnings per share	$56,372	$75,708
Add-back – interest on convertible debt, net of tax	5,644	5,552

Net income for earnings per share – assuming dilution	$62,016	$81,260

Denominator (thousands):
Denominator for earnings per share – weighted average shares outstanding	66,310	65,555
Effect of dilutive securities:
Stock options	917	826
Convertible debt	12,591	12,591

Denominator for earnings per share – assuming dilution – adjusted weighted average shares outstanding	79,818	78,972

Earnings per share	$.85	$1.15

Earnings per share – assuming dilution	$.78	$1.03

	Three Months Ended
	November 30,

	2003	2002

Numerator:
Net income for earnings per share	$46,362	$46,992
Add-back – interest on convertible debt, net of tax	1,881	1,851

Net income for earnings per share – assuming dilution	$48,243	$48,843

Denominator (thousands):
Denominator for earnings per share – weighted average shares outstanding	66,700	65,848
Effect of dilutive securities:
Stock options	1,187	872
Convertible debt	12,591	12,591

Denominator for earnings per share – assuming dilution – adjusted weighted average shares outstanding	80,478	79,311

Earnings per share	$.70	$.71

Earnings per share – assuming dilution	$.60	$.62

Certain stock options have been excluded for the periods presented because the effect would have been antidilutive.

Note 8 – Stock-Based Compensation

The Corporation has elected to continue to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for stock options granted to employees and directors. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123:

	Nine Months ended
	November 30,

	2003	2002

Net income as reported	$56,372	$75,708
Employee stock-based compensation expense determined under fair value based method, net of tax	4,502	3,467

Pro forma net income	$51,870	$72,241

Earnings per share:
As reported	$0.85	$1.15
Pro forma	$0.78	$1.10
Earnings per share – assuming dilution:
As reported	$0.78	$1.03
Pro forma	$0.72	$0.99

	Three months ended
	November 30,

	2003	2002

Net income as reported	$46,362	$46,992
Employee stock-based compensation expense determined under fair value based method, net of tax	1,527	1,001

Pro forma net income	$44,835	$45,991

Earnings per share:
As reported	$0.70	$0.71
Pro forma	$0.67	$0.70
Earnings per share – assuming dilution:
As reported	$0.60	$0.62
Pro forma	$0.58	$0.60

Note 9 — Comprehensive Income

The Corporation’s total comprehensive income is as follows:

	Nine Months Ended
	November 30,

	2003	2002

Net income	$56,372	$75,708
Other comprehensive income (loss):
Foreign currency translation adjustments	39,636	23,845
Reclassification of realized gain on available-for-sale securities, net of tax	—	(6,051)

Other comprehensive income	39,636	17,794

Total comprehensive income	$96,008	$93,502

	Three Months Ended
	November 30,

	2003	2002

Net income	$46,362	$46,992
Other comprehensive income:
Foreign currency translation adjustments	28,280	3,638

Total comprehensive income	$74,642	$50,630

Note 10 — Business Segment Information

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

AmericanGreetings.com (92.2% owned) provides Internet-based greetings and other social communication content to consumers and Internet-based businesses.

Non-reportable operating segments include the design, manufacture and sale of non-prescription reading glasses and display fixtures.

Segment results are reported and evaluated at consistent exchange rates between years to isolate the impact of foreign currency fluctuations. An exchange rate adjustment is included in the reconciliation of the segment results to the consolidated results; this adjustment represents the impact on the segment results of the difference between the constant exchange rates used for segment reporting and evaluation and the actual exchange rates for the periods presented.

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

	Nine Months Ended
	November 30,

	2003	2002

Net Sales
Social Expression Products	$1,224,688	$1,264,962
Intersegment items	(59,942)	(60,480)

Total	1,164,746	1,204,482
Retail Operations	158,641	164,217
AmericanGreetings.com	25,773	25,341
Non-reportable segments	77,980	73,471
Unallocated items — net	(950)	(13,043)
Exchange rate adjustment — net	47,708	15,486

Consolidated total	$1,473,898	$1,469,954

Earnings
Social Expression Products	$252,746	$289,439
Intersegment items	(42,371)	(43,439)

Total	210,375	246,000
Retail Operations	(14,268)	(4,348)
AmericanGreetings.com	3,379	(2,858)
Non-reportable segments	4,070	10,109
Unallocated items — net	(119,649)	(125,787)
Exchange rate adjustment — net	8,054	2,436

Consolidated total	$91,961	$125,552

	Three Months Ended
	November 30,

	2003	2002

Net Sales
Social Expression Products	$528,943	$516,697
Intersegment items	(21,760)	(23,311)

Total	507,183	493,386
Retail Operations	53,309	55,052
AmericanGreetings.com	8,826	8,026
Non-reportable segments	25,198	24,902
Unallocated items — net	52	36
Exchange rate adjustment — net	21,478	7,409

Consolidated total	$616,046	$588,811

Earnings
Social Expression Products	$131,045	$126,594
Intersegment items	(14,870)	(16,729)

Total	116,175	109,865
Retail Operations	(4,588)	(481)
AmericanGreetings.com	1,249	784
Non-reportable segments	2,300	3,558
Unallocated items — net	(43,882)	(37,085)
Exchange rate adjustment — net	4,106	1,289

Consolidated total	$75,360	$77,930

Note 11 – Inventories

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations. The following table summarizes the components of inventory.

	November 30,	February 28,	November 30,
	2003	2003	2002

Raw materials	$45,637	$58,558	$55,457
Work in process	28,178	29,790	31,921
Finished products	273,994	236,114	255,770

	347,809	324,462	343,148
Less LIFO reserve	75,656	79,913	82,671

	272,153	244,549	260,477
Display materials and factory supplies	34,461	34,258	34,747
Inventories	$306,614	$278,807	$295,224

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

As of November 30, 2003, February 28, 2003 and November 30, 2002, deferred costs and future payment commitments are included in the following financial statement captions:

	November 30,	February 28,	November 30,
	2003	2003	2002

Prepaid expenses and other	$196,639	$180,051	$180,214
Other assets	631,275	667,829	675,274

Deferred cost assets	827,914	847,880	855,488
Other current liabilities	(48,887)	(92,005)	(70,406)
Other liabilities	(78,514)	(34,680)	(73,763)

Deferred cost liabilities	(127,401)	(126,685)	(144,169)

Net deferred costs	$700,513	$721,195	$711,319

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Developments

During the fiscal third quarter 2004, the Corporation completed the installation of new fixtures and product for 1400 stores related to a newly acquired mass retail account and continued its campaign to strengthen the Condensed Consolidated Statement of Financial Position by repurchasing $53.3 million of 11.75% senior subordinated notes. On a year-to-date basis, the Corporation reduced debt by $130.6 million or 14.8% and improved its debt to capital ratio. During this period, the Corporation has repurchased a total of $181.6 million of term debt instruments and made greater use of its relatively lower cost asset securitization and bank revolver facilities.

The Corporation’s results reflect progress on its product initiatives to address entry price points in core greeting cards and to expand its sales base through innovation related product offerings, including party goods, candles and wrappings. In addition, upon evaluation of its overall tax position, the Corporation reduced its effective tax rate for the year from 39.7% to 38.7%.

Results of Operations

Three months ended November 30, 2003

For the three months ended November 30, 2003, net sales were $616.0 million, a 4.6% increase from $588.8 million in the same year ago period. Sales growth was positively impacted by the new account gains, results from accounts included in the Corporation’s strategic account management initiative and favorable foreign exchange rates. Partially offsetting these results were lower seasonal sales and softness in our retail operations.

Total greeting cards sales less returns rose 7.1% for the three months ended November 30, 2003 over the same period last year. Greeting card unit sales increased approximately 9.4% but were offset by approximately 2.3% in average price declines compared to the same three-month period last year.

Sales of everyday cards were up approximately 13.3% for the three months ended November 30, 2003 over the same period last year, most all of which is the result of the new account rollout. The Corporation also reported positive growth from its candle and party goods businesses.

For the three months ended November 30, 2003, performance for seasonal cards (sales less returns) was primarily driven by the Corporation’s North American operations, which was down approximately 7.6%. Of this decrease, 2.1% was related to unit decreases and 5.5% was due to pricing decreases. These results were primarily due to the Corporation’s shift in product mix to include expanded offerings of lower priced cards.

Material, labor and other production costs for the three months ended November 30, 2003 were $296.3 million, an increase of $11.0 million or 3.9% from $285.3 million in the same prior year period. As a percentage of net sales, these costs were 48.1% and 48.5% for the three months ended November 30, 2003 and 2002, respectively. The 40 basis point improvement over prior year was primarily a result of favorable product mix and savings associated with the Corporation’s supply chain initiative, partially offset by increased spending on creative content, material costs, and royalty expenses for licensed properties.

Selling, distribution and marketing costs for the three months ended November 30, 2003 were $171.1 million compared to $159.7 million in the same year ago period. As a percentage of sales, these costs were 27.8% and 27.1%, respectively. The increase in selling, distribution and marketing costs was attributable to initial costs associated with the new account installation as well as higher commission costs related to “Care Bear” and “Strawberry Shortcake” licensing.

Administrative and general expense increased $9.7 million to $56.7 million for the three months ended November 30, 2003 from $47.0 million for the same period ended November 30, 2002. Costs for the comparable 2002 period were favorably impacted by the reversal of customer reserves, which were settled in the Corporation’s favor.

Interest expense for the three months ended November 30, 2003 was $30.6 million, an increase of $11.0 million over the same period last year. The increase was mainly due to $13.8 million in write offs for deferred financing fees and premium associated with the repurchase of $63.6 million in 11.75% senior subordinated notes, partially offset by savings related to the early payoff of the Corporation’s term loan in April 2003.

Other (income) – net for the three months ended November 30, 2003, was $14.1 million of income compared to $0.7 million of income for the three months ended November 30, 2002. The increase was due to higher licensing revenues from “Care Bear” and “Strawberry Shortcake” products as well as from favorable foreign exchange rates.

Earnings per share and earnings per share assuming dilution for the three months ended November 30, 2003 were $0.70 and $0.60, respectively. For the same year ago period, earnings per share was $0.71 and earnings per share assuming dilution was $0.62.

Nine Months ended November 30, 2003

For the nine months ended November 30, 2003, net sales were $1,474.0 million, a 0.3% increase from $1,470.0 million for the nine months ended November 30, 2002. Results reflected growth in candle and party goods sales and foreign currency gains, offset by reductions in the Corporation’s retail account base that occurred in the first quarter of fiscal 2004 as well as increases in allowances provided to customers.

Greeting card sales less returns for the nine months ended November 30, 2003 were down approximately .02% from the same period a year ago. Of this change, unit sales were up approximately 1.3% while average prices were down approximately 1.5%.

For the nine months ended November 30, 2003 and 2002, material, labor and other production costs were $682.7 million and $665.4 million, respectively. As a percentage of net sales, these costs were 46.3% and 45.3% for the nine months ended November 30, 2003 and 2002, respectively. The 100 basis point increase is reflective of a shift in product mix to relatively higher cost products, including party goods and candles, as well as increased spending on creative content and material costs.

Selling, distribution and marketing costs for the nine months ended November 30, 2003 were $474.7 million, an increase of $16.7 million or 3.7% from $458.0 million for the same period last year. As a percentage of net sales, these costs increased to 32.2% from 31.2% for the nine months ended November 30, 2003 and 2002, respectively. Increases in selling, distribution and marketing costs were due primarily to increased field service costs associated with the new account rollout and higher licensing commission payments related to “Care Bear” and Strawberry Shortcake” licensing.

For the nine months ended November 30, 2003, administrative and general expenses were $179.5 million compared to $180.8 million for the nine months ended November 30, 2002. The decrease in expense was due to lower bad debt expense, a reduction in costs associated with the COLI program and lower employee-related costs.

Interest expense for the nine months ended November 30, 2003 was $70.9 million, an increase of $11.5 million from $59.4 million for the same year ago period. This increase was due to deferred financing and premium write-offs from the repurchase of $63.6 million in 11.75% senior subordinated notes during the current fiscal quarter and the early retirement of the term loan in the first fiscal quarter of 2004. The increase in interest expense was partially offset by savings from the early retirement of the term loan.

Other (income) – net was $26.0 million of income for the nine months ended November 30, 2003 compared to $19.1 million of income for the nine months ended November 30, 2002. The increase was attributed to licensing royalties from “Care Bear” and “Strawberry Shortcake” products and to favorable foreign exchange rates. Included in the nine months for the period ended November 30, 2002, was a $12.0 million gain from the sale of the Corporation’s investment in shares of Clinton Cards plc in the UK.

The effective tax rate for the nine months ended November 30, 2003 was 38.7%, a decrease of 1.0% from the year ago period. Upon evaluation of its overall tax position, the Corporation reduced its effective tax rate.

Earnings per share and earnings per share assuming dilution for the nine months ended November 30, 2003 were $0.85 and $0.78, respectively, compared to $1.15 and $1.03 for the same period last year.

Restructuring Activities

In 2002 the Corporation recorded a charge of $56.7 million to restructure certain of the Corporation’s domestic and foreign manufacturing and distribution operations. The restructure charge included $29.1 million for employee termination benefits, $2.0 million for facility rationalization costs, $1.5 million for lease exit costs, $17.7 million for a change in the contractual relationship with a partner of the Corporation’s Internet unit and $6.4 million of other related costs. In total, approximately 1,600 positions were eliminated, comprised of approximately 1,200 hourly and 400 salaried positions. All activities were substantially completed by February 28, 2002. The following table summarizes the remaining reserves associated with the 2002 restructure charge:

(In thousands of dollars)

		Facility
		Rationalization and
	Termination Benefits	Lease Exit Costs	Total

Balance at March 1, 2003	$4,041	$139	$4,180
Cash expenditures	(1,739)	(135)	(1,874)

Balance at November 30, 2003	$2,302	$4	$2,306

Included in “Accrued liabilities” at November 30, 2003 is $2.3 million representing the portion of severance and other exit costs not yet expended. The payment of termination benefits will not be completed until 2006. Cash expenditures for the three months ended November 30, 2003 were $0.3 million.

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

Social Expression Products Segment

Net sales (net of intersegment items) related to the Social Expression Products segment for the three months ended November 30, 2003, increased $13.8 million or 2.8% from the same period in the prior year. The increase for the three months from the prior year was mainly in the United States due to increased everyday card shipments to a newly acquired mass retail account, as well as increased shipments of candles and party goods. The increase in net sales was partially offset in the three months by higher levels of discounts due to customer mix as well as lower seasonal card shipments. For the nine months ended November 30, 2003, net sales decreased $39.7 million or 3.3% from the same period in the prior year. The decrease for the nine months from the prior year also reflects reductions in the Corporation’s retail account base, which particularly impacted the first quarter compared to the prior year.

Earnings (net of intersegment items) for the three months ended November 30, 2003, improved from $109.9 million in the prior year to $116.2 million in the current year. The increase in earnings reflected net sales growth in everyday cards reduced by spending for bad debts, employee-related administrative costs and merchandizing costs, only partially offset by increased spending for product content for the three month period compared to the prior year. For the nine months ended November 30, 2003, segment earnings, net of intersegment items, decreased by $35.6 million from $246.0 million in the prior year to $210.4 million in the current year. The decrease in segment earnings for both periods reflect the lower net sales impacted by the mix of sales, with a shift toward higher-cost non-card product. In addition, costs of the Corporation’s supply chain transformation initiative continued, but began to be offset by expense savings during the third quarter.

Retail Operations Segment

Net sales in the Retail Operations segment decreased $1.8 million or 3.2% for the three months ended November 30, 2003 from the same period in the prior year. For the nine months ended November 30, 2003, net sales decreased $5.6 million or 3.4% from the same period in the prior year. The net sales decreases in the Retail Operations segment reflect generally soft retail economy conditions during the period, as sales of cards, accessories, and giftware have all declined from the prior year. For the nine months ended November 30, 2003 retail operations in the United States have been affected by reductions in overall mall traffic as the average number of transactions per store are down 4.9% to prior while the average price per transaction has decreased 1.2% in the same period. These declines have been partially offset by an increase in store count of approximately 3%.

The Retail Operations segment’s loss for the three months ended November 30, 2003 was $4.6 million compared to a loss of $0.4 million for the same period in the prior year. For the nine months ended November 30, 2003, the segment loss was $14.3 million compared to a loss of $4.3 million for the same period in the prior year. The increased losses for the periods reflect lower sales levels in relation to generally fixed store costs and promotional spending in an effort to increase foot traffic in the stores.

AmericanGreetings.com Segment

Net sales for AmericanGreetings.com increased $0.8 million to $8.8 million for the three months ended November 30, 2003 compared to the same period in the prior year due primarily to higher subscriber membership revenue. For the nine months ended November 30, 2003, net sales increased $0.4 million to $25.8 million compared to the same period in the prior year because of higher membership revenues.

Segment earnings for AmericanGreetings.com of $1.2 million for the three months ended November 30, 2003, was a $0.4 million improvement from $0.8 million in earnings for the same period in the prior year, due mainly to the increased membership revenue. For the nine months ended November 30, 2003, segment earnings increased $6.3 million from a loss of $2.9 million in the prior year to earnings of $3.4 million in the current year reflecting cost reductions implemented by the segment.

Liquidity and Capital Resources

The Corporation’s total cash and cash equivalents at November 30, 2003 was $51.7 million compared to $21.8 million at November 30, 2002. Cash used by operations totaled $44.8 million for the nine months ended November 30, 2003, compared to a $134.9 million use of cash over the same year ago period. The favorable impact was due primarily to the Corporation’s prior year payments of $120.0 million in partial settlement of its contested COLI position with the IRS.

Trade accounts receivable improved $74.8 million over the prior nine months last year from a use of cash of $219.5 million for the nine months ended November 30, 2002 to a use of cash of $144.7 million for the same period in the current fiscal year. As a percentage of the prior twelve months’ net sales, trade accounts receivable (net of allowances for bad debt and sales returns) was 23.1% at November 30, 2003 compared to 25.3% at November 30, 2002. The reduction in the use of cash and the percentage of net sales reflects improved cash collections in addition to the impact from lower seasonal shipments in the latest quarter.

Inventories increased by $19.5 million from February 28, 2003 compared to an increase of $0.5 million from February 28, 2002. Higher inventory levels were due mainly to inventory build for customer-specific card and candle programs. Inventories as a percentage of the prior twelve months’ material, labor and other production costs for the nine months ended November 30, 2003 was 34.1% compared to 33.0% for the same period ended November 30, 2002 and accordingly reflected the impact from the inventory build.

Other current assets decreased $28.4 million year over year from a source of cash of $56.3 million for the nine months ended November 30, 2002 to a source of cash of $27.9 million for the same period ended November 30, 2003. The decline was due primarily to current year tax refunds and reduced COLI assets.

For the nine months ended November 30, 2003, deferred costs – net provided a $25.0 million source of cash as amortization exceeded customer payments. For the same year ago period, deferred costs – net provided a $50.2 million source of cash, however, much of this source was reversed in the fourth quarter of fiscal 2003.

Accounts payable and other liabilities were a use of cash of $35.8 million for the nine months ended November 30, 2003 compared to a use of cash of $93.0 million for the same year ago period. The decrease was due primarily to COLI related tax payments.

Investing activities used $11.6 million of cash for the nine months ended November 30, 2003 compared to providing cash of $18.5 million for the nine months ended November 30, 2002. The use of cash in fiscal 2004 was due primarily to higher capital spending, offset by the surrender of several COLI plans in accordance with a settlement agreement with the Internal Revenue Service. The prior year amount also included proceeds of $17.0 million from the sale of the Corporation’s investment in shares of Clinton Cards plc in the UK.

Financing activities used $104.6 million of cash for the nine months ended November 30, 2003 compared to providing $34.9 million of cash for the same year ago period. The total change in financing activities year over year amounted to a use of cash of $139.5 million and reflected the retirement of the Corporation’s term note of $118.0 million in the first fiscal quarter of 2004 and the repurchase of $53.3 million of 11.75% senior subordinated notes in the third fiscal quarter of 2004. Debt less cash at November 30, 2003 was $699.3 million compared to $859.8 million at November 30, 2002, a reduction of 18.7%. Debt as a percentage of debt plus equity was 38.8% at November 30, 2003 compared to 46.3% at November 30, 2002. In addition, the sale of stock under the Corporation’s benefit plans decreased as a source of cash by $10.6 million for the nine months ended November 30, 2003. To date this fiscal year, the number of options exercised are less than half the number of shares exercised during the same period last fiscal year.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2003, the end of its preceding fiscal year, to November 30, 2003, the end of its most recent fiscal quarter and date of its most recent Condensed Consolidated Statement of Financial Position, nor from November 30, 2002, the end of its corresponding year ago fiscal quarter to November 30, 2003, except for the retirement of the Corporation’s term loan of $118.0 million on April 7, 2003 and the repurchase of $53.3 million in 11.75% senior subordinated notes during the fiscal quarter ended November 30, 2003. Historically, the Corporation’s fiscal fourth quarter has been its strongest in terms of cash generation. While early holiday sales indicate trends below original expectation that may reduce the expected earnings of the Corporation’s greeting card, gift wrap and retail operations in the fourth quarter, the earnings reduction is not expected to have a materially adverse impact on the Corporation’s overall financial condition, liquidity or capital resources.

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

Part I, Item 3. Quantitative and Qualitative Disclosure about Market Risk.

For further information, refer to the Corporation’s annual report on Form 10-K for the year ended February 28, 2003. There were no material changes in market risk for the Corporation from February 28, 2003, the end of its preceding fiscal year, to November 30,

2003, the end of its most recent fiscal quarter except for the retirement of the Corporation’s term loan of $118.0 million on April 7, 2003 and the repurchase of $53.3 million in 11.75% senior subordinated notes during the fiscal quarter ended November 30, 2003.

Part I, Item 4. Controls and Procedures

As of November 30, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of November 30, 2003.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Flavia Group, Inc. et al. v. Kinko’s, Inc.

     US District Court, Central District of California — Case No. 03-1796 RMT

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

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(31) a — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) — Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

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
January 14, 2004