Form 10-K
period 2004-02-29
AMERICAN GREETINGS CORP
filed 2004-05-04
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year	Commission File
Ended February 29, 2004	Number 1-13859

AMERICAN GREETINGS CORPORATION

(Exact name of registrant as specified in Charter)

OHIO	34-0065325

(State of incorporation)	(I.R.S. Employer Identification No.)

One American Road , Cleveland, Ohio	44144

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (216) 252-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Exchange on Which Registered

Class A Common Shares, Par Value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

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

YES [X]  NO [   ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, August 31, 2003 - $1,200,757,689

Number of shares outstanding as of April 26, 2004:

CLASS A COMMON – 63,435,573
CLASS B COMMON – 4,727,939

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the American Greetings Corporation Definitive Proxy Statement for the Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

AMERICAN GREETINGS CORPORATION
INDEX

PART I

Item 1. Business

OVERVIEW

American Greetings Corporation and its subsidiaries (“the Corporation”) operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, paper party goods, candles, balloons, stationery and giftware are manufactured and/or sold in the United States by American Greetings Corporation, Gibson Greetings, Inc., Plus Mark, Inc., and Carlton Cards Retail, Inc.; in Canada by Carlton Cards Limited; in the United Kingdom by Carlton Cards Limited (U.K.), Camden Graphics Group, UKG Specialty Products Ltd, Gibson Greetings International Limited, The Ink Group Publishers Ltd. (U.K.) and Carlton Cards Ltd. (Ireland); in Mexico by Carlton Mexico, S.A. de C.V. ; in Australia by John Sands (Australia) Ltd. and The Ink Group PTY Ltd.; in New Zealand by John Sands (N.Z.) Ltd. and The Ink Group NZ Ltd.; and in South Africa by S.A. Greetings Corporation (PTY) Ltd.; AmericanGreetings.com, Inc. (92% owned by the Corporation) markets e-mail greetings, personalized printable greeting cards and other social expression products through the Corporation’s Web sites www.americangreetings.com, www.bluemountain.com, www.egreetings.com and www.beatgreets.com; co-branded Web sites and on-line services. AmericanGreetings.com also provides design and verse content, which is included in various CD-ROM software products for use on personal computers. Magnivision, Inc. produces and sells non-prescription reading glasses and eyewear accessories, and Learning Horizons, Inc. distributes supplemental educational products. Design licensing and character licensing are done by A.G.C. Inc. and Those Characters From Cleveland, Inc., respectively. A.G. Industries, Inc. manufactures custom display fixtures for the Corporation’s products and products of others.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2004 refers to the year ended February 29, 2004. The Corporation’s AmericanGreetings.com, Inc. subsidiary is consolidated on a two-month lag corresponding with its fiscal year-end of December 31.

BUSINESS STRATEGY

In 2004, American Greetings focused primarily on improving its core greeting card business by continuing its supply chain transformation, an initiative designed to improve the way it develops, manufactures, distributes and services its products. The Corporation anticipates that this initiative, which it introduced in February 2003, will result in substantial annual benefits by the end of 2005. This initiative was substantially on track to realize the anticipated benefits at the end of 2004.

In addition to the transformation of its supply chain, three other initiatives that the Corporation introduced one year ago – category innovation, strategic account management, human capital development – will continue to provide focus for the Corporation’s efforts throughout 2005. Category innovation will focus on driving improvements in the core greeting card business, extending the Corporation’s existing competencies and evolving the Corporation’s product line beyond the core greeting card business to create new opportunities. Strategic account management will continue to focus on the most efficient alignment of the Corporation’s resources with the differentiated needs of customer accounts and their consumers. Finally, human capital development will entail the continued training and development of associates in alignment with the Corporation’s operating objectives.

PRODUCTS

The Corporation creates, manufactures and distributes social expression products including greeting cards, gift wrap, party goods, calendars, candles, balloons, and stationery as well as non-prescription reading glasses, educational products and custom display fixtures. The Corporation’s major domestic greeting card brands are American Greetings, Carlton Cards, and Gibson. Online greeting card offerings and other digital content are available through the Corporation’s subsidiary, AmericanGreetings.com. Information concerning sales by major product classifications is included in Part II, Item 7.

BUSINESS SEGMENTS

At February 29, 2004, the Corporation operated in four business segments: Social Expression Products, Retail Operations, AmericanGreetings.com and non-reportable operating segments. For information regarding the various business segments comprising the Corporation’s business, see the discussion in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the subheading “Segment Information,” and in Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

CONCENTRATION OF CREDIT RISKS

Net sales to the Corporation’s five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 31%, 30% and 37% of net sales in 2004, 2003 and 2002, respectively. The decline from 2002 to 2003 was due in part to a decline in sales to a major customer that operated in Chapter 11 protection throughout 2003. Net sales to Wal-Mart Stores, Inc. accounted for approximately 12%, 11% and 12% of net sales in 2004, 2003 and 2002, respectively. No other customer accounted for 10% or more of the Corporation’s net sales.

CONSUMERS

Women purchase 89% of all greeting cards sold. The median age of the Corporation’s consumers is 54. Women over the age of 35 account for more than 85% of all greeting cards sold. The average household income of greeting card buyers is about $35,000 per year. The average American household purchases about 16 greeting cards per year.

COMPETITION

The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 2,000 companies in this industry in the United States. The Corporation’s principal competitor is Hallmark Cards, Inc. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second-largest company in the industry and the largest publicly owned greeting card company.

PRODUCTION AND DISTRIBUTION

In 2004, the Corporation’s major channel of distribution continued to be mass retail, which is comprised of mass merchandisers, chain drug stores and supermarkets. Other major channels of distribution included card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). The Corporation services more than 70,000 retail stores in the United States and more than 125,000 outlets worldwide.

Many of the Corporation’s products are manufactured at common production facilities and marketed by a common sales force. Marketing and manufacturing functions in the United States and Canada are combined; dual-priced cards are produced in the United States and distributed in both countries. Additionally, information by geographic area is included in Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

Production of the Corporation’s products is generally on a level basis throughout the year. Everyday inventories remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. In 2003, two of the Corporation’s largest customers were converted to a scan-based trading model, and payments for both everyday and seasonal sales to those customers are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. The Corporation and many of its competitors sell seasonal greeting cards with the right of return. Sales credits for non-seasonal product are issued at the Corporation’s sole discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8.

During the year, the Corporation experienced no difficulty in obtaining raw materials from suppliers.

TRADEMARKS AND INTELLECTUAL PROPERTY RIGHTS

The Corporation has a number of copyrights, patents and registered trademarks, which are used in connection with its products. The Corporation’s designs and verses are protected by copyright. Although the licensing of copyrighted designs and trademarks produces additional revenue, in the opinion of the Corporation, the Corporation’s operations are not dependent upon any individual patent, trademark, copyright or intellectual property license. The collective value of the Corporation’s copyrights and trademarks is substantial and the Corporation follows an aggressive policy of protecting its patents, copyrights and trademarks.

EMPLOYEES

At February 29, 2004, the Corporation employed approximately 9,800 full-time employees and approximately 21,000 part-time employees which, when jointly considered, equate to approximately 20,300 full-time equivalent employees. Approximately 3,200 of the Corporation’s hourly plant employees are unionized, of which approximately 2,300 are covered by the following collective bargaining agreements:

Union	Plant Location	Contract Expiration Date
International Brotherhood	Bardstown, Kentucky	3/23/08
of Teamsters	Kalamazoo, Michigan	4/30/05
	Cleveland, Ohio	3/31/05

Union of Needle Trades,	Greeneville, Tennessee	10/19/05
Industrial, & Textile Employees	(Plus Mark)

Firemen & Oilers	Berea, Kentucky	8/31/06

Other locations with unions are the United Kingdom, Mexico, Australia, New Zealand, and South Africa. The Corporation’s headquarters and other manufacturing locations are not unionized. Labor relations at each location have generally been satisfactory.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Forward-looking statements involve risks and uncertainties, including but not limited to: retail bankruptcies and consolidations, successful integration of acquisitions, successful transition of management, a weak retail environment, consumer acceptance of products as priced and marketed, the impact of technology on core product sales, competitive terms of sale offered to customers, successfully implementing supply chain improvements and achieving projected cost savings from those improvements, and the Corporation’s ability to comply with its debt covenants. Risks pertaining specifically to AmericanGreetings.com include the viability of online advertising and subscriptions as revenue generators and the public’s acceptance of online greetings and other social expression products.

SUPPLY AGREEMENTS

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

ENVIRONMENTAL REGULATIONS

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

Item 2. Properties

As of February 29, 2004, the Corporation owns or leases approximately 14.7 million square feet of plant, warehouse and office space, of which approximately 1.5 million square feet are leased. The Corporation believes its manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity, to meet its current needs.

The following table summarizes the principal plants and materially important physical properties of the Corporation:

*	- Indicates calendar year.

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material	Principal
Location	Owned	Leased	Leases *	Activity
Cleveland, Ohio	1,700,000			World headquarters; general offices of North American Greeting card division, Plus Mark, Inc., A.G. Industries, Inc., Carlton Cards Retail, Inc., Learning Horizons, Inc., AmericanGreetings.com, Inc. and AGC, Inc.; creation and design of greeting cards, gift wrap, paper party goods, candles, balloons, stationery and giftware; marketing of electronic greetings

Bardstown, Kentucky	413,500			Cutting, folding, finishing, and packaging of greeting cards

Berea, Kentucky		552,000	2013	Production and distribution of candles

Corbin, Kentucky	1,010,000			Formerly lithography for greeting cards; idled in 2002

Danville, Kentucky	1,374,000			Distribution of everyday greeting cards and related products

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material	Principal
Location	Owned	Leased	Leases *	Activity
Henderson, Kentucky	500,000			Formerly manufacture of gift wrap and related items for Plus Mark, Inc.; idled in 2002

Lafayette, Tennessee	194,000			Manufacture of envelopes for greeting cards and packaging of cards

McCrory, Arkansas	771,000			Order filling and shipping of everyday and seasonal products

Osceola, Arkansas	2,552,000			Cutting, folding, finishing and packaging of seasonal greeting cards and warehousing; distribution of seasonal products

Philadelphia, Mississippi		120,000	2004	Hand finishing of greeting cards

Ripley, Tennessee	165,000			Greeting card printing and forms

Kalamazoo, Michigan	602,500			Manufacture and distribution of party supplies

Forest City, North Carolina (20 locations)	498,000	324,000	2004, 2005	Manufacture of the Corporation’s display fixtures and other custom display fixtures by A.G. Industries, Inc.

Greeneville, Tennessee (2 locations)	1,410,000			Printing and packaging of cards seasonal greeting cards wrapping items and order filling and shipping for Plus Mark, Inc.

Franklin, Tennessee (2 locations)	1,000,000	126,000	2004	Manufacture of gift wrap and related items for Plus Mark, Inc.

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material	Principal
Location	Owned	Leased	Leases *	Activity
Miramar, Florida		200,000	2011	General offices of Magnivision, Inc.; manufacture, order filling and distribution of non-prescription reading glasses

Toronto, Ontario, Canada		87,000	2008	General offices of Carlton Cards Limited (Canada)

Clayton, Australia	208,000			General office of John Sands Ltd manufacture greeting cards and related products

Dewsbury, England (2 locations)	417,000			General offices of Carlton Cards Limited (U.K.), manufacture greeting cards and related products

Croydon, Hull, Leicester and Oxford, England (3 locations)	127,000	31,000	2007	Manufacture distribution of greeting cards and related products

Stafford Park, England (2 locations)	50,000	29,000	2004	General office and warehouse for Gibson Greetings International

Mexico City, Mexico	89,000			General offices of Carlton Mexico, S.A. de C.V. and distribution of greeting cards and related products

Johannesburg, Ladysmith and Durban South Africa	166,000			General offices of S.A. Greetings Corporation Manufacture and distribution of greeting cards and related products

Item 3. Legal Proceedings

The Corporation is involved in certain legal actions and claims arising in the ordinary course of business. The Corporation, however, does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations.

1.	Flavia Group Inc. et al. v. Kinko’s, Inc. US District Court, Central District of California – Case No. 03-1796 RMT

This matter was previously disclosed in the Form 10-Q for the period ending August 31, 2003. There are no new material developments. In March 2003, Flavia Group filed suit against Kinko’s alleging copyright infringement and other claims with respect to Kinko’s use of certain Flavia designs, and seeking damages and injunctive relief. Kinko’s has demanded indemnification from Gibson Greetings, Inc. (“Gibson”), a wholly-owned subsidiary of the Corporation, under a Gibson-Kinko’s Vendor Agreement that expired in 2001. Gibson has denied any obligation to indemnify Kinko’s and in August 2003, Gibson and the Corporation intervened in the suit and filed a separate complaint against Kinko’s alleging copyright infringement. Kinko’s has stipulated to a preliminary injunction against further use of the designs in issue. Discovery is proceeding. Trial is set for August 2004. At this time, it is too early to determine the total amount of the Corporation’s potential liability in this matter; however, its liability, if any, is not expected to be material to its consolidated financial position or results of operations.

2.	149 New Montgomery LLC v. Egreetings Network, Inc. San Francisco Superior Court – Case No. CGC 03427518

In December 2003, the landlord, 149 New Montgomery, filed suit against Egreetings, alleging breach of lease. Egreetings has filed an answer denying liability and asserting affirmative defenses. It is too early to determine what, if any, amount may be due, above the lease payments already due and the Corporation’s liability, if any, is not expected to be material to its consolidated financial position or results of operations. Egreetings intends to fully defend this claim.

Item 4. Submission of Matters to Vote of Security Holders

None

Available Information

The Corporation makes available, free of charge, on or through its investor relations Web site, www.corporate.americangreetings.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of the Corporation’s filings with the SEC also can be obtained at the SEC’s Internet site, www.sec.gov.

On or before the Corporation’s 2004 Annual Meeting of Shareholders, the Corporation’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Board’s Audit, Compensation and Management Development Committee and Nominating and Corporate Governance Committees will be posted on the Company’s website. Requests should be directed to Investor Relations.

Executive Officers of the Registrant

The following is a list of the Corporation’s executive officers, their ages as of April 30, 2004, their positions and offices, and number of years in executive office:

		Years as
Name	Age	Executive Officer	Current Position and Office
Morry Weiss	63	31	Chairman
Zev Weiss	37	3	Chief Executive Officer
Jeffrey M. Weiss	40	6	President and
			Chief Operating Officer
David R. Beittel	56	3	Senior Vice President
Mary Ann Corrigan-Davis	50	7	Senior Vice President
Catherine M. Kilbane	41	-	Senior Vice President, General Counsel and
			Secretary
Michael L. Goulder	44	1	Senior Vice President
Pamela L. Linton	54	3	Senior Vice President
William R. Mason	59	22	Senior Vice President
Robert P. Ryder	44	1	Senior Vice President,
			Chief Financial Officer
Erwin Weiss	55	14	Senior Vice President
Steven S. Willensky	49	1	Senior Vice President
Joseph B. Cipollone	45	3	Vice President,
			Corporate Controller
Stephen J. Smith	40	1	Vice President, Treasurer
			and Investor Relations

Morry Weiss and Erwin Weiss are brothers. Jeffrey M. Weiss and Zev Weiss are the sons of Morry Weiss. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time; provided, however, that the removal of William R. Mason or Erwin Weiss would be subject to the terms of their respective employment agreement.

All of the executive officers listed above have served in the capacity shown or similar capacities with the Corporation (or major subsidiary) over the past five years, with the following exceptions:

•	Zev Weiss was Regional Sales Director for the Corporation’s Carlton Cards Retail, Inc. unit from July 1994 to May 1995; Regional Sales Manager for the Corporation’s U.S. Greeting Card Division from May 1995 to May 1997; Executive Director of National Accounts for the Corporation’s U.S. Greeting Card Division from May 1997 until March 2000; Vice President, Strategic Business Units from March 2000 until March 2001; Senior Vice President from March 2001 until December 2001; Executive Vice President from December 2001 until June 2003 when he was named Chief Executive Officer.

•	Jeffrey M. Weiss was Vice President, Materials Management of the Corporation’s U.S. Greeting Card Division from October 1996 until May 1997; Vice President, Product Management of the Corporation’s U.S. Greeting Card Division from May 1997 until January 1998; Senior Vice President from January 1998 until March 2000; and Executive Vice President, North American Greeting Card Division of the Company from March 2000 until June 2003 when he was named President and Chief Operating Officer.

•	David R. Beittel was Vice President, Creative Visual Design of the Corporation’s Carlton Cards Retail, Inc. unit from August 1993 until April 1995; Executive Director, Product Management of the Corporation from April 1995 until January 1997; and Vice President, Creative of the Corporation from January 1997 until becoming Senior Vice President in April 2001.

•	Mary Ann Corrigan-Davis was Vice President of Product Management from January 1988 until December 1991; President of Carlton Cards Retail from January 1992 until December 1995, and Senior Vice President of International Operations from May 1997 until becoming Senior Vice President of Business Innovation in October 2000.

•	Catherine M. Kilbane was a partner with Baker & Hostetler LLP. She became Senior Vice President, General Counsel and Secretary in October 2003.

•	Michael L. Goulder was a Vice President in the management consulting firm of Booz Allen Hamilton from October 1998 until September 2002. He became Senior Vice President, Executive Operations Officer of the Corporation in November 2002.

•	Pamela L. Linton was Senior Vice President, Global Human Resources of Amway Corporation from 1997 until 2000. She became Senior Vice President, Human Resources of the Corporation in June 2001.

•	William R. Mason was Senior Vice President, General Sales Manager from June 1991 until becoming Senior Vice President, Wal-Mart Team in September 2002.

•	Robert P. Ryder was Vice President and Chief Financial Officer of PepsiCo’s European Developing Markets, in London from 1995 to 1998 and Vice President and Controller for PepsiCo’s Frito-Lay North American division from 1998 to 2002. He became Senior Vice President and Chief Financial Officer of the Corporation in September 2002.

•	Steven S. Willensky was President of Medex, a subsidiary of The Furon Company, from 1997 to 2000 and President and Chief Executive Officer of Westec Interactive from 2000 to 2002. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in September 2002.

•	Joseph B. Cipollone was Director, Corporate Financial Planning of the Corporation from July 1994 until December 1997; and Executive Director, International Finance of the Corporation from December 1997 until becoming Vice President and Corporate Controller in April 2001.

•	Stephen J. Smith was Treasurer and Officer from 1998 to 1999 and Vice President, Treasurer and Assistant Secretary in 1999 of Insilco Holding Company. He was Vice President and Treasurer of General Cable Corporation from 1999 to 2002. He became Vice President and Treasurer of the Corporation in April 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

The Corporation’s Class A common stock is listed on the New York Stock Exchange under the symbol AM. The high and low stock prices, as reported in the New York Stock Exchange listing, for each quarter of the years ended February 29, 2004 and February 28, 2003, were:

	2004		2003
	High	Low	High	Low
1st Quarter	$17.73	$12.65	$23.80	$13.70
2nd Quarter	20.22	17.00	21.08	13.25
3rd Quarter	22.14	18.33	18.34	13.15
4th Quarter	23.00	20.19	16.70	12.41

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

The information regarding the Corporation’s equity compensations plan information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this report.

(b) Shareholders

At February 29, 2004, there were approximately 45,600 holders of Class A Common Shares and 160 holders of Class B Common Shares of record and individual participants in security position listings.

(c) Cash Dividends

In April 2003, the Corporation amended its secured credit facility, which restricts the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses and entities and to pay shareholder dividends. These restrictions are subject to customary baskets and financial covenant tests.

Item 6. Selected Financial Data

Years ended February 28 or 29
Thousands of dollars except share and per share amounts

	2004	2003	2002	2001	2000
Summary of Operations
Net sales	$2,008,943	$1,995,860	$1,927,346	$2,109,852	$1,776,788
Gross profit	1,071,324	1,114,089	990,345	1,175,915	1,026,104
Restructure and other charges	—	—	56,715	—	38,873
Interest expense	85,828	79,095	78,599	55,387	34,255
Income (loss) before cumulative effect of accounting changes	104,670	121,106	(122,310)	(92,673)	89,999
Cumulative effect of accounting changes, net of tax	—	—	—	(21,141)	—
Net income (loss)	104,670	121,106	(122,310)	(113,814)	89,999
Earnings (loss) per share:
Before cumulative effect of accounting changes	1.57	1.85	(1.92)	(1.46)	1.37
Cumulative effect of accounting changes, net of tax	—	—	—	(0.33)	—
Earnings (loss) per share	1.57	1.85	(1.92)	(1.79)	1.37
Earnings (loss) per share - assuming dilution	1.40	1.63	(1.92)	(1.79)	1.37
Cash dividends per share*	—	—	0.20	0.62	0.80
Fiscal year end market price per share	22.67	13.12	13.77	13.06	17.25
Average number of shares outstanding	66,509,332	65,636,621	63,615,193	63,646,405	65,591,798

Financial Position
Accounts receivable - net	$250,554	$309,967	$288,986	$387,534	$430,825
Inventories	246,171	278,807	290,804	365,221	249,433
Working capital	754,005	535,091	350,142	94,455	518,196
Total assets	2,484,013	2,584,120	2,614,995	2,712,074	2,517,983
Property, plant and equipment additions	35,826	31,299	28,969	74,382	50,753
Long-term debt	665,874	726,531	853,113	380,124	442,102
Shareholders’ equity	1,267,540	1,077,464	902,419	1,047,190	1,252,411
Shareholders’ equity per share	18.79	16.35	14.15	16.49	19.41
Net return on average shareholders’ equity before cumulative effect of accounting change	8.9%	12.2%	(12.5)%	(8.1)%	6.9%

*	See quarterly results of operations for detailed table.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Years ended February 29, 2004, and February 28, 2003 and 2002

OVERVIEW

Founded in 1906, the Corporation is the world’s largest publicly owned creator, manufacturer and distributor of social expression products. Headquartered in Cleveland, Ohio, the Corporation employs over 20,000 associates around the world, is home to one of the world’s largest creative studios and services more than 70,000 retail stores in the United States and more than 125,000 outlets worldwide.

The Corporation’s major domestic greeting card brands are American Greetings, Carlton Cards and Gibson and other domestic products include DesignWare party goods and GuildHouse candles. Subsidiary products include Plus Mark gift wrap and boxed cards, Magnivision reading glasses, DateWorks calendars, Learning Horizons educational products and AGI Schutz display fixtures. The Internet business unit, AmericanGreetings.com, is a leading provider of electronic greetings and other content for the digital marketplace. The Retail segment owns and operates approximately 600 card and gift shops throughout North America.

The Corporation’s international operations include wholly owned subsidiaries in the United Kingdom, Canada, Australia, New Zealand, Mexico and South Africa as well as licensees in over 70 other countries.

The Corporation recognized net income of $104.7 million in 2004 compared to $121.6 million in 2003. The current year included costs of $18.4 million (pre-tax) associated with its early debt repayments. In the previous year, it recognized a $12.0 million gain from the sale of a marketable equity security. In the current year, results were positively impacted by foreign exchange rate fluctuations, the addition of approximately 1,400 stores of a major mass retailer, strong performance from its candle and party goods businesses and very strong results from its “Strawberry Shortcake” and “Care Bear” licensed properties. Offsetting these positive trends were disappointing results from its seasonal businesses, primarily cards and gift wrap. The Corporation’s retail segment experienced a difficult year due to reduced traffic and product mark-downs. In addition, the Corporation experienced high material, labor and other product costs due to product discontinuances, primarily in its display fixture business, additional product content in its greeting cards and a shift in mix to higher cost product.

The Corporation had a very strong cash flow year, which resulted in a much improved balance sheet. In 2004 cash flow from operating and investing activities was $258.8 million. This cash was used to pay down $181.6 million of debt, which improved the ratio of debt to total capital from 44.4% at February 28, 2003, to 34.4% at February 29, 2004.

RESULTS OF OPERATIONS

The Corporation’s discussion and analysis of its financial condition and results of operations should be read in conjunction with the audited consolidated financial statements. This discussion and analysis contains forward-looking statements; see “Uncertainty of Forward-Looking Statements” and “Risk Factors” in Item 1 and “Factors That May Affect Future Results” at the end of the discussion and analysis for this Annual Report on Form 10-K for a discussion of the uncertainties, risk and assumptions associated with these statements.

Net income was $104.7 million, or $1.40 per diluted share, in 2004 compared to net income of $121.1 million, or $1.63 per diluted share, in 2003 and a net loss of $122.3 million, or $1.92 per diluted share in 2002.

The Corporation’s results for 2004, 2003 and 2002 are summarized below:

		% Net		% Net		% Net
(in thousands)	2004	Sales	2003	Sales	2002	Sales
Net sales	$2,008,943	100.0%	$1,995,860	100.0%	$1,927,346	100.0%
Material, labor and other production costs	937,619	46.7%	881,771	44.2%	937,001	48.6%
Selling, distribution and marketing	649,679	32.3%	620,885	31.1%	685,942	35.6%
Administrative and general	225,400	11.2%	240,129	12.0%	313,655	16.3%
Restructure charge	—	0.0%	—	0.0%	56,715	2.9%
Interest expense	85,828	4.3%	79,095	4.0%	78,599	4.1%
Other (income) expense	(60,334)	-3.0%	(26,858)	-1.3%	51,758	2.7%

Total deductions	1,838,192	91.5%	1,795,022	89.9%	2,123,670	110.2%
Income (loss) before tax expense (benefit)	170,751	8.5%	200,838	10.1%	(196,324)	-10.2%
Income tax expense (benefit)	66,081	3.3%	79,732	4.0%	(74,014)	-3.8%

Net income (loss)	$104,670	5.2%	$121,106	6.1%	$(122,310)	-6.3%

Net Sales Overview

Consolidated net sales in 2004 were $2.0 billion, an increase of $13.1 million over the prior year. The year over year increase in net sales of 0.7% was primarily the result of foreign currency exchange fluctuations, which improved the sales comparisons by 2.5% while net sales from ongoing operations at constant exchange rates declined approximately 1.8%. The Corporation experienced strong sales growth in its UK business of 5.2% as well as in its domestic party goods and candle businesses of 63.2%. These gains were more than offset by downturns in the seasonal card and gift wrap offerings, the effects of increased customer incentives for greeting cards, and soft demand in its retail segment.

Consolidated net sales for 2003 were $2.0 billion, an increase of $68.5 million or 3.6% over 2002. The 2002 amount of $1.9 billion included reductions for credits issued in 2002 for the conversion of two of the Corporation’s largest customers to a scan-based trading business model, as well as for the elimination of the Forget Me Not (“FMN”) brand. The net sales effect of these two initiatives explains an increase from 2002 to 2003 of $102.3 million leaving a net sales decrease from 2002 to 2003 of $33.8 million or 1.7%. The majority of this shortfall, $22.0 million, is the result of the net sales impact of businesses divested throughout 2002 while the remaining shortfall of $11.8 million is the result of continuing operations. The net sales decrease from ongoing operations of $11.8 million from 2002 to 2003 was the result of several factors including the loss of certain store doors in the second half of the year, poor sell through of calendars, and a depressed market for advertising for the Corporation’s Internet business.

The contribution of each major product category as a percent of net sales for the past three fiscal years was:

	2004	2003	2002
Everyday greeting cards	37%	38%	35%
Seasonal greeting cards	19%	18%	18%
Gift wrapping and wrap accessories	16%	18%	17%
All other products *	28%	26%	30%

* The “all other products” classification includes giftware, party goods, reading glasses, candles, balloons, calendars, custom display fixtures, educational products and stickers.

Unit and Pricing Analysis

During 2004, combined everyday and seasonal greeting card sales less returns fell by approximately 0.6% compared to 2003. Overall unit sales increased approximately 0.9% over last year, while average prices declined by approximately 1.4% for the same period. In 2003, total greeting card sales less returns were up 0.5% over 2002 but included the favorable impact of sales reductions in 2002 for scan-based trading buybacks, the elimination of the FMN line and the SKU reduction initiatives. Adjusting for these initiatives, combined everyday and seasonal greeting card sales less returns decreased approximately 2% in 2003. Virtually all of this decrease was reflected in lower average prices from the 2002 levels. Total unit sales of greeting cards remained flat from 2002 to 2003.

Unit and pricing comparatives for 2004 and 2003 are summarized below:

		Increase (Decrease)
		From the Prior Year
	Everyday Cards		Seasonal Cards
	2004	2003	2004	2003
Unit volume	1.5%	5.6%	-0.7%	-2.5%
Selling prices	-0.3%	-2.1%	-3.5%	-2.8%
Overall Increase / (Decrease)	1.2%	3.5%	-4.2%	-5.3%

In 2004, the Corporation had an increase in everyday card sales of approximately 1.2% over 2003. Increased unit volume of approximately 1.5% was driven primarily by new business in the U.S. and U. K. markets, but was partially offset by a reduction in average selling prices of approximately 0.3%. The marginal reduction in average selling prices is indicative of a continuing shift in product mix to more value priced products.

In 2003, the Corporation had an increase in sales of everyday cards of approximately 3.5% over 2002, with approximately 5.6% of the increase attributable to higher unit volume, partially offset by a reduction in average selling prices of approximately 2.1%. Of the 5.6% increase in unit volume, approximately 4.0 percentage points is the result of scan-based trading buybacks and other initiatives in 2002. The remaining 1.6 percentage point increase in unit sales in 2003 is the result of strong acceptance of the Corporation’s value priced card products, partially offset by net store losses at two mass retail accounts and one supermarket chain. The reduction in average selling prices is primarily the result of a shift in product mix to more value priced products, which partially offset a 1.3% increase in the average price of cards at other price points.

In 2004, the Corporation’s seasonal card sales less returns declined approximately 4.2% from the prior year. On a consolidated basis, unit sales of seasonal greeting cards less returns were down approximately 0.7%. The unit volume decrease is due to a reduction in gross shipments in an effort to reduce return rates while the average selling price of seasonal cards declined approximately 3.5%, driven primarily by product mix.

In 2003, the Corporation had a decrease in seasonal card sales less returns, of 5.3% from 2002 levels. Unit sales of seasonal greeting cards in 2003, net of provisions for returns, were down approximately 2.5% on a consolidated basis compared to 2002. The unit volume decrease is primarily the result of net store losses in the U.S. market.

In addition, the average selling prices for seasonal cards fell 2.8% in 2003 compared to 2002, primarily driven by mix shifts in the U.S. business.

Profit Margin Overview

In 2004, consolidated pretax margins fell 1.6 percentage points from 10.1% in 2003 to 8.5%. The Corporation completed the roll out of a major new account and experienced strong royalty streams leveraging its creative resources. This was more than offset by increased customer incentives, higher product costs, lower seasonal performance in card and gift wrap offerings, soft demand in the retail segment and higher interest expense as a result of debt retirement.

Conversely, in 2003, the consolidated pretax margin of 10.1% represented a significant improvement over the 2002 pretax margin loss of (10.2%). In 2002, the Corporation incurred reductions to net sales as well as expense charges for its various initiatives involving conversion of retailers to scan-based trading, SKU reductions, plant consolidations, elimination of non-value-added activities, contractual charges and impairment charges. These initiatives represented 16.0 percentage points of the 20.3% improvement in pretax margins. The remaining 4.3 percentage point net improvement in pretax margins is primarily the direct result of effective and sustainable cost reductions experienced throughout the entire organization during 2003.

Expense Overview

Material, labor and other production costs for 2004 were 46.7% of net sales, an increase from 44.2% in 2003. Of the 2.5% increase in costs, approximately 1.5% reflects the write-down of inventories related to seasonal performance and product discontinuances with the remaining 1.0% cost increase split approximately equally between higher spending on material and creative greeting card content and a shift in mix to relatively higher cost products, including party goods and candles. These expense increases were partially offset by sustainable cost improvements from the supply chain transformation which were mostly offset by implementation costs that occurred earlier in the year.

Material, labor and other production costs for 2003 were 44.2% of net sales, a decrease from 48.6% in 2002. Material, labor and other production costs in 2002 included the following:

w	A pretax charge of $49.1 million, net of LIFO valuation benefits, to reduce the value of inventory in the Corporation’s domestic operations to net realizable value associated with its brand rationalization and product line reduction.

w	A pretax reduction of $8.6 million related to certain customers’ conversion to scan-based trading.

w	Other pretax costs of $19.6 million associated with the Corporation’s reorganization of its core business, including equipment moving expenses; fixture, displayer and signage costs; and production system enhancements.

These three items had the effect of increasing material, labor and other production costs by 5.4% (as a percentage of net sales) in 2002. The increase in this percentage in 2003 was due primarily to initial inefficiencies in the consolidation of domestic gift wrap and candle manufacturing operations. In addition, production volumes were down as the Corporation improved its net product sell through on seasonal products, resulting in higher overhead costs per unit.

Selling, distribution and marketing expenses were 32.3% of net sales for 2004 compared to 31.1% in 2003, a 1.2 percentage point increase. Virtually all of the increase resulted from higher field service costs associated with the new account rollout and broker commission payments related to “Care Bear” and “Strawberry Shortcake” licensing. Selling, distribution and marketing expenses were 31.1% of net sales in 2003 compared to 35.6% in 2002. Of the 4.5 percentage point improvement as a percent of net sales experienced in 2003, approximately 2.7 percentage points was the result of the Corporation’s previously discussed initiatives included in 2002 while the remaining improvement of 1.8 percentage points represents the substantial cost reductions realized through merchandising efficiencies, streamlined order filling costs, and reduced advertising expenditures.

Administrative and general expenses were $225.4 million in 2004, compared to $240.1 million in 2003 and $313.7 million in 2002. The $14.7 million decrease in expense in 2004 compared to 2003 is due primarily to lower employee-related costs, including executive compensation and profit sharing. The decline in expense between 2002 and 2003 is a result of lower bad debt expense, reduced costs associated with the COLI program and lower employee-related costs. The 2002 amount included the costs of the Corporation’s conversion to scan-based trading of $12.4 million and other charges for the Corporation’s reorganization efforts of $13.4 million. These two items impacted administrative and general expenses by 9.0%, amounting to a decrease of $47.7 million or 16.6% from 2002. In 2003, bad debt expense for the year was $7.2 million lower than the prior year. Additionally, the 2003 pretax cost of the COLI program was approximately $6 million lower than 2002, reflecting the wind-down of a portion of the program. Reduced costs for postretirement health care of approximately $6 million reflected changes in participant contributions and lower executive compensation costs contributed approximately $15 million to the reduction in administrative expenses from 2002 to 2003.

Interest expense was $85.8 million in 2004, compared to $79.1 million in 2003 and $78.6 million in 2002. The increase in interest expense from 2003 to 2004 was due to the accelerated write down of deferred financing costs and premium charges from the repurchase of $63.6 million of 11.75% senior subordinated notes and costs related to the early retirement of the term loan of $118.0 million. The increase in interest expense, however, was partially offset by the savings from the early retirement of the term loan in

April 2003. In 2003, although debt levels were generally lower than in 2002, 2003 interest expense included the impact of the 11.75% senior subordinated notes and the 7.0% convertible subordinated notes for the entire year, while the 2002 amount included interest expense for those notes for only eight months of 2002. Those factors generally offset so that the 2003 interest expense was up only slightly from 2002.

Other (income) expense – net generated income of $60.3 million in 2004 compared to income of $26.9 million in 2003 and expense of $51.8 million in 2002. The 2004 results were due to income from licensing royalties of “Care Bear” and “Strawberry Shortcake” products of $44.9 million, interest income of $2.7 million and foreign exchange gain of $5.1 million. The 2003 results included a pretax gain of $12.0 million (total proceeds of $17.0 million) on the sale of a marketable security investment held by the Corporation’s United Kingdom subsidiary, royalty income of $6.7 million and interest income of $5.1 million. The 2002 results reflected:

•	$37.0 million in impairment charges to reflect the non-cash write-down of goodwill associated with the Corporation’s operations in Australasia as a result of restructuring the business as well as to address the general economic deterioration in the Pacific Rim;

•	$12.4 million in amortization expense related to goodwill;

•	$9.5 million in charges related to the divestiture of one of the Corporation’s operating units in the Pacific Rim region, writing down the associated carrying value to the unit’s estimated fair value.

The goodwill amortization reported in 2002 occurred prior to the Corporation’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on March 1, 2002.

The effective tax rates for 2004, 2003 and 2002 were 38.7%, 39.7% and 37.7%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. In 2004, the reduction in the effective tax rate is the result of the utilization of net operating loss carryforwards and the settlement of the Corporation’s COLI obligations in 2003. See Note 16 to the Consolidated Financial Statements for details of the differences between taxes at the federal statutory rate and actual tax expense (benefit).

Impact of Initiatives – 2002

In its filing of its Form 10-K for the period ended February 28, 2002 and in its subsequent Form 10-Q filings, the Corporation had discussed the progress on the implementation of its restructuring and scan-based trading initiatives. Virtually all of those initiatives were substantially completed in 2002, and the Corporation incurred total pretax charges of $314.4 million.

The scan-based trading business model represented a significant change in the Corporation’s traditional business practices relative to two of its largest customers. The new relationship redefined risks and responsibilities for both parties while at the same time strengthening the reliance upon each other for a true partnering relationship.

The core of this business model rests with the Corporation providing product to the customer on a consignment basis with the Corporation recording sales at the time a product is electronically scanned through the retailer’s cash register. The need for enhanced controls on the part of both parties requires a high reliance on the compatibility and coordination of electronic data interchange. The advance costs of converting to this new business model were substantial for both parties and indicate the commitment to a true partnering relationship. For the Corporation, the single largest financial impact related to the reversal of previous sales transactions required to revert legal ownership of the inventory at the customer’s retail stores back to the Corporation. Following physical inventories conducted at each store location, the Corporation issued sales credits totaling $64.9 million to these two customers and all parties simultaneously modified their electronic inventory tracking systems accordingly. The Corporation incurred additional costs, net of inventory credits, of $23.7 million primarily for the initial inventory counting procedures, systems enhancements, outside consulting, recognition of shrink obligations, and other costs related to this fundamental change in the business relationship.

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

w	A pretax restructuring charge of $56.7 million. This pretax charge included $39.0 million for the consolidation and rationalization of certain of the Corporation’s domestic and foreign manufacturing and distribution operations. These costs relate directly to employee severance and benefit termination costs, lease termination costs, and certain other costs required to exit certain facilities. In addition, the restructuring charge includes $17.7 million related to the completion of contractual changes with an online partner of the Corporation’s Internet unit.

w	A reduction in net sales of $16.2 million for the elimination of the FMN brand and other product line size reductions.

w	A pretax charge of $49.1 million to reduce the value of inventory in the Corporation’s domestic and Canadian operations to net realizable value associated with the brand rationalization and product line size reduction, highlighted by the elimination of the Corporation’s FMN product brand.

w	A pretax charge of $46.5 million to reduce the carrying value of the net assets of two of the Corporation’s under-performing foreign operating units in the Pacific Rim.

w	A pretax charge of $57.3 million for other costs related to the restructure efforts, primarily involving field execution, program administration, moving and training costs, fixed asset eliminations, and similar costs incurred at certain of the foreign subsidiaries.

In a related phase of its restructuring efforts, the Corporation realigned its borrowing capabilities and increased its potential debt capacity to approximately $1.3 billion. The new facilities are comprised of a balanced mix of senior notes, convertible notes, term loans, secured credit facilities and revolving credit facilities, all with varying maturities and interest rates.

On June 22, 2001, the Corporation entered into agreements to sell $175 million of 7.00% convertible subordinated notes due in 2006 and $260 million of 11.75% senior subordinated notes due in 2008 to qualified institutional investors. The convertible notes outstanding could potentially result in the issuance of 12.6 million shares of the Corporation’s Class A Common Stock. The transactions, which closed on June 29, 2001, resulted in net proceeds to the Corporation of approximately $414.3 million, after deducting underwriting discounts and transactional expenses. The Corporation used the net proceeds from these offerings to repay indebtedness and to provide funds for other general corporate purposes. On August 28, 2001, the Corporation filed Form S-3 and Form S-4 with the Securities and Exchange Commission to register these debt offerings. During the third quarter of 2004, the Corporation repurchased $63.6 million of the 11.75% senior subordinated notes and recorded a charge of $13.8 million for the write-off of the related deferred financing costs and the premium associated with the note repurchase. In addition, on March 31, 2004, the Corporation announced its intent to make a cash tender offer for $196.4 million of outstanding 11.75% senior subordinated notes. See Liquidity and Capital Resources for additional discussion.

On August 9, 2001, the Corporation entered into a new $350 million senior secured credit facility that was reduced to $320 million on July 22, 2002. It consists of three traunches: a $75 million, 364-day revolving credit facility, a $120 million revolving credit facility maturing January 15, 2006, and a $125 million term loan maturing June 15, 2006 of which $118 million was outstanding at February 28, 2003. On April 7, 2003, the Corporation retired the entire $118 million outstanding amount of this term loan. On August 5, 2003, the Corporation exercised its option on the 364-day revolving facility for an additional 364 days. At the request of the Corporation, the facility was reduced from $105 million to $75 million. The credit facility contains various restrictive covenants, which require, among other things, that the Corporation meet specified periodic financial ratios, minimum net worth and earnings requirements. The credit facility provides for certain restrictions on the Corporation’s ability to incur additional indebtedness to acquire other businesses and entities, and to pay shareholder dividends. At February 29, 2004, the Corporation is in compliance with all of its debt covenants. Based on the strong improvement in its balance sheet, the Corporation has modified its debt covenants and expects to be in compliance throughout 2005. As a final piece of the debt realignment, the Corporation also entered into a three-year, $250 million credit facility secured by certain trade accounts receivable. At the request of the Corporation, on August 6, 2002, the agreement was amended reducing the available financing from $250 million to $200 million.

Restructuring Activities - 2002

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

The following table summarizes the provisions and remaining reserve associated with the restructure charge at February 29, 2004:

(Thousands of dollars)

		Facility	Lease	Change in
	Termination	Rationalization	Exit	Contractual	Other
	Benefits	Costs	Costs	Relationship	Costs	Total
Provision in 2002	$29,053	$2,054	$1,500	$17,727	$6,381	$56,715
Non-cash charge	—	—	—	(17,727)	—	(17,727)
Cash expenditures	(11,076)	(1,829)	—	—	(6,300)	(19,205)

Balance February 28, 2002	17,977	225	1,500	—	81	19,783
Cash expenditures	(13,936)	(185)	(1,401)	—	(81)	(15,603)

Balance February 28, 2003	4,041	40	99	—	—	4,180
Cash expenditures	(2,537)	(40)	(99)	—	—	(2,676)

Balance February 29, 2004	$1,504	$—	$—	$—	$—	$1,504

Included in accrued liabilities at February 29, 2004 is $1.5 million representing the portion of severance not yet expended. The payment of certain termination benefits will not be completed until 2007.

Segment Information

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The reportable segments include Social Expression Products, Retail Operations and AmericanGreetings.com.

The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location.

The Corporation owns and operates approximately 600 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers and sell products purchased from the Social Expression Products segment and products purchased from other vendors.

AmericanGreetings.com, Inc. is an Internet-based provider of greetings and other social communication content to consumers and Internet-based businesses. In March 2001, AmericanGreetings.com, Inc. acquired Egreetings Network, Inc., a company that operated an online card and entertainment Internet site. In September 2001, AmericanGreetings.com, Inc. acquired the BlueMountain.com division of At Home Corporation. The BlueMountain.com division also operated an online card and entertainment Internet site.

The Corporation has disclosed the applicable segment measures in Note 15 to the consolidated financial statements. The Corporation reviews segment results using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations.

Social Expression Products Segment

In 2004, the net sales excluding the impact of foreign exchange and intersegment items of the Social Expression Products segment decreased $31.6 million, or 2.0%, from 2003. Sales benefited in the Corporation’s U.S. market due to the addition of a major mass retailer and strong performance from its candle and party goods business. The U.K. business experienced increased sales due to market share gains. However, these increases were more than offset by weak seasonal performance, primarily in the domestic greeting card and gift wrap businesses, and increased customer incentives. Net sales excluding the impact of foreign exchange in 2003 were lower than 2002 results by $21.3 million, or 1.3%. The decrease reflected the weak market demand in Australia, poor sell through on calendar products in the United States and a reduction in seasonal card shipments in an effort to further reduce return rates in all of the greeting card markets. In the United States, the impact of net store losses at several retailers was primarily offset by increased acceptance of the Corporation’s entry price products.

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

During 2004, combined everyday and seasonal greeting card sales less returns fell by approximately 0.6% compared to 2003. Overall unit sales increased approximately 0.9% over last year, while average prices declined by approximately 1.4% for the same period. In 2003, total greeting card sales less returns were up 0.5% over 2002 but included the favorable impact of sales reductions in 2002 for scan-based trading buybacks, the elimination of the FMN line and the SKU reduction initiatives. Adjusting for these initiatives, combined everyday and seasonal greeting card sales less returns decreased approximately 2% in 2003. Virtually all of this decrease was reflected in lower average prices from the 2002 levels. Total unit sales of greeting cards remained flat from 2002 to 2003.

In 2004, seasonal card sales less returns declined approximately 4.2% from the prior year. On a segment basis, unit sales of seasonal greeting cards less returns were down approximately 0.7% due to a reduction in gross shipments in an effort to reduce return rates while average selling prices of seasonal cards declined approximately 3.5% driven primarily by product mix.

Overall, unit sales of everyday greeting cards increased approximately 5.6% from 2002 to 2003, with higher unit volume in the United States and the United Kingdom more than offsetting decreases in the other international operations, including Australia. In the United States, approximately 4.0 percentage points of the increase is the result of prior year initiatives to convert to scan-based trading and eliminations of the FMN product line. Everyday card prices decreased approximately 2.1% in 2003 from 2002, particularly in the United States. Unit sales of seasonal greeting cards decreased approximately 2.5% from 2002 to 2003 while seasonal card prices declined approximately 2.8% in 2003 from 2002.

Segment earnings excluding the impact of foreign exchange decreased $2.7 million, or 0.9%, in 2004 compared to last year. Improved earnings in the United Kingdom and Australia were more than offset by declines in the United States. The overall decrease reflects lower net sales impacted by product mix, increases in customer incentives, a shift toward relatively higher-cost product and the write-down of inventory costs associated with product discontinuances. In addition, costs of the Corporation’s supply chain transformation initiative continued, but were offset by expense savings during the year. From 2002 to 2003, segment earnings excluding the impact of foreign exchange increased $52.7 million, or 20.7%. Improved earnings in the United States and the United Kingdom more than offset declines in Australia. The increase reflected operating expense reductions as a result of the restructuring activities in 2002, particularly for order filling, field sales, merchandiser and administration expenses.

Retail Operations

Net sales excluding the impact of foreign exchange in the Retail Operations segment decreased $4.0 million, or 1.5%, in 2004 from 2003, as sales of both everyday and seasonal cards were lower. The average number of transactions per store was down from the prior year by approximately 4%, reflecting reduced overall mall consumer traffic. Net sales at stores open one year or more were down approximately 4% in 2004 from 2003.

In 2003, net sales excluding the impact of foreign exchange in the Retail Operations segment decreased $3.4 million, or 1.3%, from 2002. Net sales at stores open one year or more increased slightly in 2003 from 2002.

Segment earnings excluding the impact of foreign exchange were $2.8 million in 2004, a decrease of $14.8 million, or 84.2%, from the prior year. The decrease reflected increased promotional pricing and reduced sales as a result of reduced mall traffic levels. In 2003, segment earnings excluding the impact of foreign exchange increased $0.2 million, or 1.3%, compared to 2002, reflecting expense reductions that more than offset the lower sales level and the continued emphasis on improving the overall portfolio of stores by closing poor performing locations.

AmericanGreetings.com, Inc. Segment

Net sales of AmericanGreetings.com, Inc. increased $1.8 million, or 5.2%, in 2004 over 2003, reflecting an increase in advertising revenues and an approximate 10% rise in subscription membership. At the end of 2004, the Corporation had approximately 2.1 million in paid subscribers versus 1.9 million in 2003. In 2003, net sales decreased $5.1 million, or 12.9%, from 2002, reflecting a $16.1 million decrease in advertising revenue that was only partially offset by an increase in the subscription-fee-based business that began in December 2001.

In 2004, earnings increased to $4.5 million from $0.5 million in 2003, reflecting the increase in membership revenues as well as cost reductions implemented by the segment during the year. In 2002, AmericanGreetings.com, Inc. spent considerable effort to transition to a subscription-fee-based business model. Change-over costs resulted in a segment loss of $2.1 million in 2002. Further, 2002 results excluded a $17.7 million unallocated item related to the completion of contractual changes with an online strategic partner.

Unallocated Items

Centrally incurred and managed costs and charges for the previously identified business initiatives are not allocated back to the operating segments. The unallocated items include interest expense of $85.8 million and $79.1 million in 2004 and 2003, respectively, for centrally incurred debt and domestic profit-sharing expense of $7.1 million and $13.6 million in 2004 and 2003, respectively. In addition, unallocated items include costs associated with corporate operations including the senior management staff, corporate finance, legal, and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $67.4 million and $53.7 million in 2004 and 2003, respectively.

Liquidity and Capital Resources

One of the Corporation’s major initiatives in 2004 has been to continue to enhance its financial position. As a result of this initiative, the Corporation reduced debt by $181.6 million improving its debt to total capital ratio by 10 percentage points from 44.4% in 2003 to 34.4% in 2004, and finished the year with $285.5 million in cash, a result of concentrated cash collection efforts, reduced customer payments and strict controls on capital spending throughout the year. With the additional cash on hand, the Corporation announced its intention to initiate a tender offer on March 31, 2004 to repurchase its remaining $196.4 million senior subordinated notes, which it is currently actively engaged in.

During the year, cash flow from operating activities provided cash of $291.9 million compared to $77.0 million in 2003, an improvement of $214.9 million over 2003. The overall increase reflects concentrated cash collection efforts on trade accounts receivable and reduced tax payments driven by the settlement of the Corporation’s COLI obligations in 2003, partially offset by reductions in trade and other payables. Cash flow from operating activities for 2003 compared to 2002 resulted in an improvement of $40.7 million from $36.4 million in 2002. This increase reflects improved net income, a significant shift in deferred costs-net amounts as amortization exceeded payments and continued improvements in working capital, offset in part by payments related to the COLI tax settlement made in 2003 as well as the Corporation’s discretionary funding in 2003 of the Gibson Retirement Income Plan, a defined benefit plan.

Accounts receivable, net of the effect of acquisitions and divestitures, provided a source of cash of $69.3 million in 2004, compared to a use of cash of $15.6 million in 2003 and a generation of cash of $94.9 million in 2002. The improvement of $84.9 million in 2004 over 2003 reflected a concentrated effort on cash collections during the year. The 2002 cash generation also reflected strong cash collections during the year, aided in part by the conversion to scan-based trading for two major customers. Upon conversion to scan-based trading, customer payment terms improved and leveled seasonal peaks in their accounts receivable.

Inventories, net of the effects of acquisitions and divestitures, decreased $42.5 million in 2004, compared to decreases of $18.3 million and $63.9 million in 2003 and 2002, respectively. The decreases in 2004 reflect the write-down of approximately $28 million in inventory for excess seasonal product and product discontinuances, of which approximately $20 million was recorded in the fourth quarter. The 2003 results reflect the favorable impacts of plant consolidations and SKU reductions undertaken in the prior year as well as reduced seasonal card production as gross outbound shipments were reduced in an effort to control return rates. The decrease in 2002 included inventory write downs of $49.1 million, net of LIFO valuation benefits, recorded during the year, combined with the eliminations of the FMN product line, but partially offset by a $17.0 million increase related to the Corporation’s conversion to scan-based trading.

Deferred costs – net during 2004 and 2003 resulted in amortization exceeding payments by $34.4 million and $39.7 million, respectively; in 2002, payments exceeded amortization by $124.8 million. The 2002 amount reflected the Corporation’s significant expansion of its agreements with three major customers while the 2004 and 2003 amounts reflect lower additions for new or amended contracts. None of the Corporation’s major customer agreements are set to expire in fiscal 2005.

Accounts payable and other liabilities decreased $107.2 million in 2004 compared to decreases of $106.1 million in 2003 and $37.2 million in 2002. The decrease in 2004 was due to reduced trade payables, continued reduction of acquisition liabilities and lower severance, profit sharing and executive compensation liabilities in the current year. The decrease in 2003 was due primarily to payments to settle the income tax liability associated with the Corporation’s COLI program. The decrease in 2002 was due to decreases in income taxes payable and dividends payable, offset partially by the liabilities established in connection with the 2002 restructure charge, primarily for employee severance payment obligations. The decrease in income taxes payable reflected the tax benefits of the loss incurred by the Corporation in 2002, and the decrease in dividends payable reflected the elimination of quarterly shareholder dividend payments.

Cash flow from investing activities generated uses of cash of $33.1 million and $71.5 million in 2004 and 2002, respectively and a source of cash of $13.3 million in 2003. Over the past three years, capital spending has been a primary use of cash for investing activities. In 2004, the Corporation’s capital expenditures totaled $35.8 million, up from $31.3 million in 2003 and $29.0 million in 2002. The Corporation continues to limit capital expenditures to only projects with high internal rates of return or critical operating necessities. Another important driver over the three years presented is the impact of the Corporation’s COLI program. In 2003 and 2004, the Corporation took steps to wind down the program, which generated cash inflows of $10.0 million in 2003 and $7.8 million in 2004. In 2002, this program was fully in force, requiring a cash outlay of $8.9 million.

In addition to capital spending and COLI, the Corporation sold a marketable security in 2003 and was involved in business acquisitions and divestiture activities in 2002. The sale of the marketable security generated cash of $17.0 million while the Corporation used net cash funds of $22.5 million to acquire BlueMountain.com for $35.0 million offset by $12.5 million, the cash portion of proceeds received as a result of the divestiture of M & D Balloons.

In 2004, the Corporation used $192.0 million for financing activities and generated sources of cash of $13.3 million and $86.1 million in 2003 and 2002, respectively. Over the past three years, the Corporation has made significant changes to its capital structure most recently with the retirement of its $118.0 million term note and the repurchase of $63.6 million of its senior subordinated notes in 2004. In 2002, the Corporation realigned its borrowing facilities, as reflected in the increase in long-term debt of $473.3 million and the reduction of short-term debt. Some of the Corporation’s short-term debt was replaced by $260 million of 11.75% senior subordinated notes, $175 million of 7.00% convertible subordinated notes, and the borrowings made under the $320 million senior secured credit facility. These notes and the credit facility are discussed in more detail in Note 10 to the Consolidated Financial Statements.

Stock option activity has been a source of cash for the Corporation over the past two years generating cash of $18.5 million and $21.5 million in 2004 and 2003, respectively. Stock options exercised under employee benefit plans have occurred during a period of favorable stock prices. However, in 2002, such activity was negligible due to lower market prices for the Corporation’s stock.

The Corporation paid dividends in 2002 totaling $26.6 million; after September 2001, quarterly dividend payments were suspended.

The Corporation’s future operating cash flow and existing credit facilities are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings. In an effort to further reduce future interest expense, the Corporation announced on March 31, 2004 its intent to make a cash tender offer for $196.4 million of outstanding 11.75% senior subordinated notes due July 15, 2008 and a consent solicitation to amend the related note indenture. The commencement date of the offer was April 14, 2004, the consent payment deadline was April 27, 2004 and the expected expiration date is May 12, 2004. While the Corporation’s board of directors has approved the tender offer, the offer is subject to an amendment of the credit agreement for the Corporation’s revolving credit facility. The Corporation received this amendment on April 27, 2004.

Market Risk

The Corporation’s market risk is impacted by changes in interest rates and foreign currency exchange rates. The Corporation manages interest rate exposure through a mix of fixed and floating rate debt. A significant portion of the Corporation’s debt has fixed rates, limiting its exposure to fluctuations in interest rates. To date, risks associated with interest rate movements have not been significant and are not expected to be so in the near term.

Approximately 21%, 18% and 18% of the Corporation’s 2004, 2003 and 2002 net sales, respectively, were generated from operations outside the United States. Operations in Australasia, Canada, Mexico, South Africa and the United Kingdom are denominated in currencies other than United States dollars. Each of these operations conducts substantially all of its business in its local currency and is not subject to material operational risks associated with fluctuations in exchange rates. In 2004, the Corporation’s net income was impacted by the translation of the foreign operations’ functional currencies into United States dollars. In previous years, exposure to exchange rate fluctuations had not been significant; however, no assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates.

Contractual Obligations

The following chart reflects the Corporation’s contractual obligations as of February 29, 2004:

(Thousands of Dollars)

			Payment
			Commitments
			Under	Payment
			Agreements	Commitments	Severance
	Long-Term		with	Under Royalty	&
	Debt	Leases	Customers	Agreements	Retention	Total
2005	$—	$52,908	$58,210	$12,666	$1,706	$125,490
2006	38	41,910	37,655	13,837	1,091	94,531
2007	175,000	34,869	28,897	890	263	239,919
2008	—	29,760	2,941	616	—	33,317
2009	192,162	25,334	—	—	—	217,496
Thereafter	298,674	48,494	—	—	—	347,168

	$665,874	$233,275	$127,703	$28,009	$3,060	$1,057,921

Excluded from the foregoing table are open purchase orders at February 29, 2004 for raw materials and supplies used in the normal course of business.

Critical Accounting Policies

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States, which requires the Corporation to make estimates and assumptions (see Note 1 to the Consolidated Financial Statements).

The Corporation exercises considerable judgment in establishing estimates for certain critical accounting policies, which could have a material impact in the preparation of its consolidated financial statements:

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

Goodwill

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. On March 1, 2002, the Corporation adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles are not amortized, but subject to at least an annual review for impairment. Upon adoption, the Corporation ceased amortization of goodwill and performs an impairment test annually. To test for goodwill impairment, the Corporation is required to estimate the fair market value of each of its reporting units. The Corporation estimates future cash flows and allocations of certain assets using estimates for future growth rates and management’s judgment regarding the applicable discount rates. Changes to management’s judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill. The annual review for goodwill impairment was completed in the fourth quarter of 2004 and resulted in no impairment.

Deferred Costs

In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The Corporation views such agreements as advantageous in developing and maintaining business with its retail customers. The customer typically receives a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned as product is purchased from the Corporation over the stated time period of the agreement to meet a minimum purchase volume commitment. These agreements are negotiated individually to meet competitive situations and therefore, while some aspects of the agreements may be similar, important contractual terms may vary. In addition, the agreements may or may not specify the Corporation as the sole supplier of social expression products to the customer.

Although risk is inherent in the granting of advances, the Corporation subjects such customers to its normal credit review. In instances where the Corporation is aware of a particular customer’s inability to meet its performance obligation, the Corporation records a specific reserve to reduce the deferred cost asset to an estimate of the value of future cash flows based upon expected performance. The Corporation maintains reserves for deferred costs related to these agreements of $40.1 million and $36.1 million at February 29, 2004 and February 28, 2003, respectively. Losses attributed to these specific events have historically not been material.

For contractual arrangements that are based upon a minimum purchase volume commitment, the Corporation periodically reviews the progress toward the volume commitment and estimates future sales expectations for each customer. Factors that can affect the Corporation’s estimate include store door openings and closings, retail industry consolidation, amendments to the agreements, consumer shopping trends, addition or deletion of participating products, and product productivity. Based upon its review, the Corporation may modify the remaining amortization periods of individual agreements to reflect the changes in the estimates for the attainment of the minimum volume commitment in order to align amortization expense with the periods benefited. The Corporation does not make retroactive expense adjustments to prior fiscal years. The aggregate average remaining life of the Corporation’s contract base is 5.9 years.

The accuracy of the Corporation’s assessments of the performance-related value of a deferred cost asset related to a particular agreement and of the estimated time period of the completion of a volume commitment is based upon management’s ability to accurately predict certain key variables such as product demand at retail, product pricing, customer viability and other economic factors. Predicting these key variables involves uncertainty about future events; however, the assumptions used are consistent with the Corporation’s internal planning. If the deferred cost assets are assessed to be recoverable, they are amortized over the periods benefited. If the carrying value of these assets is considered to be not recoverable through performance, such assets are written down as appropriate.

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards. As of February 29, 2004, the Corporation has approximately $150.4 million of deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards, which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Corporation assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Corporation considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At February 29, 2004, a valuation allowance of $51.8 million has been recorded against these deferred tax assets based on this assessment and is primarily against certain foreign net operating loss carryforwards. The Corporation believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Corporation’s assessment of future taxable income or tax planning strategies changes.

Sales Returns

The Corporation provides for estimated returns of seasonal cards in the same period as the related revenues are recorded. These estimates are based upon historical sales returns, the amount of current year seasonal sales and other known factors. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data the Corporation used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or its market. The Corporation regularly monitors its actual performance to estimate rates and the losses attributable to any changes have historically not been material.

New Accounting Pronouncements

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This Statement, which supersedes SFAS No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” provides a single accounting model for the disposal of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Corporation adopted this statement effective March 1, 2002.

In June 2002, SFAS No. 146 (“SFAS 146”), “Accounting for Exit or Disposal Activities,” was issued relating to disposal activities initiated after December 31, 2002. SFAS 146 requires that liabilities for one-time termination benefits incurred over future service periods should be measured at the fair value as of the termination date and recognized over any future service period. Changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate require subsequent adjustment. Interest on the liability would be accreted and charged to expense as an operating item. In the normal course of business, in the fourth quarter of 2003, the Corporation undertook numerous individual and independent cost reduction programs that included charges for employee severance costs. Although none of the independent programs were material individually, aggregate severance costs of $8.9 million for approximately 500 positions were recorded at the end of 2003. All affected employees were notified of termination prior to February 28, 2003 and were terminated in early 2004. All severance is expected to be paid by the end of 2007.

In January 2003, Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” was issued. FIN 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 17, 2003, the FASB completed deliberations of the proposed modifications to FIN 46 (“Revised Interpretation”); the decisions reached include:

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

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003.

SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit costs. The FSP addresses the fact that certain accounting issues raised by the Act are not explicitly addressed in SFAS 106 and significant uncertainties may exist as to the direct effects of the Act, as well as the ancillary effects on plan participants’ behavior and health care costs. Therefore, a plan sponsor and its advisors may not have (1) sufficiently reliable information available to measure the effects of the Act, (2) sufficient time before issuance of the financial statements for fiscal years that include the Act’s enactment to prepare actuarial valuations that reflect the effects of the Act, or (3) sufficient guidance to ensure that the sponsor’s accounting for the effects of the Act is consistent with accounting principles generally accepted in the United States. As a result, a plan sponsor may elect to defer recognizing the effects of the Act in accounting for its plan under SFAS 106 and in providing disclosures related to the plan required by Revised SFAS No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits,” until authoritative guidance on accounting for certain components of the Act is issued, or until certain other events occur. The Company has elected to defer accounting for the Act until further authoritative guidance is issued.

Factors That May Affect Future Results

The Corporation believes that the restructuring and reorganization activities it completed in 2002 will strengthen its position in the social expression industry. However, other potential challenges in the economic environment in which it operates may have negative consequences to the Corporation and its operating results in the future. These challenges include a potential decrease or deterioration of the sales levels of greeting cards, both in price and volume, purchased by the ultimate consumer at the Corporations’ customers’ retail locations.

The Corporation has maintained a strong customer base in a wide variety of distribution channels through its investment in deferred costs related to agreements with certain retailers and other competitive arrangements. The agreements have lessened the impact to the Corporation from loss of business due to retailer consolidations in recent years. These agreements have been a strategic element of the Corporation’s growth and the financial condition of the retail customers is continually monitored and evaluated to reduce risk.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments – The Corporation does not hold or issue derivative financial instruments for trading purposes.

Interest Rate Exposure – The majority of the Corporation’s debt is carried at fixed interest rates. Therefore, the Corporation’s overall interest rate exposure risk is minimal. Based on the Corporation’s interest rate exposure on its non-fixed rate debt as of and during the year ended February 29, 2004, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense.

Foreign Currency Exposure – The Corporation’s international operations expose it to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. The impact of foreign currency exchange rates changes from 2003 to 2004 was to increase the net income of the Corporation by approximately $9.8 million in 2004. The net income of the Corporation was not materially affected by exchange rate fluctuations for the years ended February 28, 2003, or 2002.

At February 29, 2004, a hypothetical 10% movement in the weighted-average foreign exchange rates for the entire 2004 fiscal year would have had an approximate $10.1 million effect on income.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the Corporation’s exposure to market risk.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENT OF OPERATIONS
Years ended February 29, 2004 and February 28, 2003 and 2002

Thousands of dollars except share and per share amounts

	2004	2003	2002
Net sales	$2,008,943	$1,995,860	$1,927,346
Costs and expenses:
Material, labor and other production costs	937,619	881,771	937,001
Selling, distribution and marketing	649,679	620,885	685,942
Administrative and general	225,400	240,129	313,655
Restructure charges	—	—	56,715
Interest expense	85,828	79,095	78,599
Other (income) expense – net	(60,334)	(26,858)	51,758

	1,838,192	1,795,022	2,123,670

Income (loss) before income tax expense (benefit)	170,751	200,838	(196,324)
Income tax expense (benefit)	66,081	79,732	(74,014)

Net income (loss)	$104,670	$121,106	$(122,310)

Earnings (loss) per share	$1.57	$1.85	$(1.92)

Earnings (loss) per share – assuming dilution	$1.40	$1.63	$(1.92)

Average number of shares outstanding	66,509,332	65,636,621	63,615,193
Average number of shares outstanding - assuming dilution	80,088,377	78,980,830	63,615,193

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
February 29, 2004 and February 28, 2003

Thousands of dollars except share and per share amounts

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$285,450	$208,463
Trade accounts receivable, less allowances for sales returns of $85,638 ($86,318 in 2003) and for doubtful accounts of $18,183 ($35,595 in 2003)	250,554	309,967
Inventories	246,171	278,807
Deferred and refundable income taxes	158,689	202,485
Prepaid expenses and other	236,104	234,766

Total current assets	1,176,968	1,234,488
GOODWILL	228,955	209,664
OTHER ASSETS	708,957	748,540
PROPERTY, PLANT AND EQUIPMENT - NET	369,133	391,428

	$2,484,013	$2,584,120

	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Debt due within one year	$—	$133,180
Accounts payable	129,362	167,195
Accrued liabilities	129,785	146,050
Accrued compensation and benefits	70,896	82,782
Income taxes	14,513	57,813
Other current liabilities	78,407	112,377

Total current liabilities	422,963	699,397
LONG-TERM DEBT	665,874	726,531
OTHER LIABILITIES	96,325	66,379
DEFERRED INCOME TAXES	31,311	14,349
SHAREHOLDERS’ EQUITY
Common shares - par value $1 per share:
Class A – 75,452,637 shares issued less 12,571,924 Treasury shares in 2004 And 73,886,138 shares issued less 12,586,963 Treasury shares in 2003	62,880	61,299
Class B – 6,064,472 shares issued less 1,476,248 Treasury shares in 2004 and 6,064,472 shares issued less 1,464,470 Treasury shares in 2003	4,588	4,600
Capital in excess of par value	331,765	310,872
Treasury stock	(438,612)	(438,704)
Accumulated other comprehensive income (loss)	20,638	(42,494)
Retained earnings	1,286,281	1,181,891

Total shareholders’ equity	1,267,540	1,077,464

	$2,484,013	$2,584,120

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended February 29, 2004 and February 28, 2003 and 2002

Thousands of dollars

	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$104,670	$121,106	$(122,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charge	—	—	37,000
Restructure charges	(2,676)	(15,603)	37,510
Gain on sale of marketable security	—	(12,027)	—
Loss on sale of fixed assets	4,943	776	—
Loss on extinguishment of debt	18,389	—	—
Depreciation and amortization	64,069	64,810	84,308
Deferred income taxes	57,159	(24,519)	13,416
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in trade accounts receivable	69,329	(15,636)	94,906
Decrease in inventories	42,536	18,260	63,942
Decrease (increase) in other current assets	10,387	5,933	(9,310)
Decrease (increase) in deferred costs - net	34,356	39,741	(124,798)
Decrease in accounts payable and other liabilities	(107,174)	(106,133)	(37,176)
Other - net	(4,109)	330	(1,137)

Cash Provided by Operating Activities	291,879	77,038	36,351
INVESTING ACTIVITIES:
Business acquisitions	—	—	(22,500)
Property, plant and equipment additions	(35,826)	(31,299)	(28,969)
Proceeds from sale of fixed assets	198	1,613	4,020
Investment in corporate-owned life insurance	7,808	10,017	(8,927)
Other - net	(5,274)	32,940	(15,077)

Cash (Used) Provided by Investing Activities	(33,094)	13,271	(71,453)
FINANCING ACTIVITIES:
Increase in long-term debt	—	—	554,398
Reduction of long-term debt	(80,954)	(124,833)	(81,122)
(Decrease) increase in short-term debt	(128,693)	116,747	(363,437)
Sale of stock under benefit plans	18,466	21,487	2,929
Purchase of treasury shares	(828)	(83)	(121)
Dividends to shareholders	—	—	(26,566)

Cash (Used) Provided by Financing Activities	(192,009)	13,318	86,081
EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,211	3,857	(1,691)

INCREASE IN CASH AND CASH EQUIVALENTS	76,987	107,484	49,288
Cash and Cash Equivalents at Beginning of Year	208,463	100,979	51,691

Cash and Cash Equivalents at End of Year	$285,450	$208,463	$100,979

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years ended February 29, 2004 and February 28, 2003 and 2002
Thousands of dollars except per share amounts

	Common Shares		Capital in Excess of Par	Treasury	Shares Held In
	Class A	Class B	Value	Stock	Trust
BALANCE FEBRUARY 28, 2001	$58,860	$4,629	$286,054	$(447,127)	$(20,480)
Net loss
Other comprehensive (loss) income:
Foreign currency translation adjustment
Unrealized gain on available-for-sale securities (net of tax of $940)
Comprehensive loss
Cash dividends - $0.20 per share
Exchange of shares	42	(27)		(15)
Sale of shares under benefit plans, including tax benefits	11		104
Purchase of treasury shares		(8)		(113)
Sale of treasury shares		6		13
Stock grants	240	8		8,418

BALANCE FEBRUARY 28, 2002	59,153	4,608	286,158	(438,824)	(20,480)
Net income
Other comprehensive (loss) income:
Foreign currency translation adjustment
Reclassification of realized gain on available- for-sale securities (net of tax of $3,040)
Comprehensive income
Exchange of shares	11	(11)
Sale of shares under benefit plans, including tax benefits	2,133		24,714	40
Purchase of treasury shares		(5)		(78)
Sale of treasury shares				6
Stock grants and other	2	8		152

BALANCE FEBRUARY 28, 2003	61,299	4,600	310,872	(438,704)	(20,480)
Net income
Other comprehensive (loss) income:
Foreign currency translation adjustment
Unrealized loss on available-for-sale securities (net of tax benefit of $125)
Comprehensive income
Exchange of shares	14	(14)
Sale of shares under benefit plans, including tax benefits	1,566	32	20,876	651
Purchase of treasury shares		(41)		(787)
Sale of treasury shares				7
Stock grants and other	1	11	17	221

BALANCE FEBRUARY 29, 2004	$62,880	$4,588	$331,765	$(438,612)	$(20,480)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Deferred	Other
	Compensation	Comprehensive	Retained
	Plans	Income (Loss)	Earnings	Total
BALANCE FEBRUARY 28, 2001	$20,480	$(58,179)	$1,202,953	$1,047,190
Net loss			(122,310)	(122,310)
Other comprehensive (loss) income:
Foreign currency translation adjustment		(13,315)		(13,315)
Unrealized gain on available-for-sale securities (net of tax of $940)		1,880		1,880

Comprehensive loss				(133,745)
Cash dividends - $0.20 per share			(13,834)	(13,834)
Exchange of shares
Sale of shares under benefit plans, including tax benefits				115
Purchase of treasury shares				(121)
Sale of treasury shares			(109)	(90)
Stock grants			(5,762)	2,904

BALANCE FEBRUARY 28, 2002	20,480	(69,614)	1,060,938	902,419
Net income			121,106	121,106
Other comprehensive (loss) income:
Foreign currency translation adjustment		33,171		33,171
Reclassification of realized gain on available- for-sale securities (net of tax of $3,040)		(6,051)		(6,051)

Comprehensive income				148,226
Exchange of shares
Sale of shares under benefit plans, including tax benefits			(95)	26,792
Purchase of treasury shares				(83)
Sale of treasury shares			(4)	2
Stock grants and other			(54)	108

BALANCE FEBRUARY 28, 2003	20,480	(42,494)	1,181,891	1,077,464
Net income			104,670	104,670
Other comprehensive (loss) income:
Foreign currency translation adjustment		63,327		63,327
Unrealized loss on available-for-sale securities (net of tax benefit of $125)		(195)		(195)

Comprehensive income				167,802
Exchange of shares
Sale of shares under benefit plans, including tax benefits			(245)	22,880
Purchase of treasury shares				(828)
Sale of treasury shares			(3)	4
Stock grants and other			(32)	218

BALANCE FEBRUARY 29, 2004	$20,480	$20,638	$1,286,281	$1,267,540

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 29, 2004 and February 28, 2003 and 2002

Thousands of dollars except per share amounts

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (the Corporation). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2004 refers to the year ended February 29, 2004. The Corporation’s subsidiary, AmericanGreetings.com, Inc., is consolidated on a two-month lag corresponding with its fiscal year-end of December 31.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no material impact on earnings or cash flows.

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

Financial Instruments: The carrying value of the Corporation’s financial instruments approximate their fair market values, other than the fair value of the Corporation’s publicly-traded debt. See Note 10 for further discussion.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandiser, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand, Mexico and South Africa. Net sales to the Corporation’s five largest customers accounted for approximately 31%, 30% and 37% of net sales in 2004, 2003 and 2002, respectively. Net sales to Wal-Mart Stores, Inc. accounted for 12%, 11% and 12% of net sales in 2004, 2003 and 2002, respectively.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit exists.

Deferred Costs: In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. Deferred costs estimated to be charged to operations during the next twelve months are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

classified as “Prepaid expenses and other” in the Consolidated Statement of Financial Position and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets.” These amortization charges match the costs of obtaining business over the periods to be benefited. The periods of amortization are continually evaluated to determine if later circumstances warrant revisions of the estimated amortization periods. Such costs are capitalized as assets reflecting the probable future economic benefits obtained as a result of the transactions. Future economic benefit is further defined as cash inflow to the Corporation. The Corporation, by incurring these costs, is ensuring the probability of future cash flows through sales to customers. The amortization of such deferred costs properly matches the cost of obtaining business over the periods to be benefited. The Corporation maintains adequate reserves for deferred contract costs related to supply agreements and does not expect that the non-completion of any particular contract would result in a material loss. See Note 9 for further discussion.

Inventories: Finished products, work in process and raw material inventories are carried at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for approximately 50% of the domestic inventories in 2004 and 2003. The foreign subsidiaries principally use the first-in, first-out method. Display material and factory supplies are carried at average cost. See Note 6 for further information.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans. The net life insurance expense, including interest expense, is included in “Administrative and general” expenses in the Consolidated Statement of Operations. The related interest expense, which approximates amounts paid, was $12,798, $25,453 and $24,103, in 2004, 2003 and 2002, respectively. In April 2003, as part of its settlement with the Internal Revenue Service (“IRS”), the Corporation agreed to surrender certain of its corporate-owned life insurance policies. See Note 16 for further discussion.

Goodwill: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. Prior to 2003, goodwill was amortized on a straight-line basis over a period of 40 years for goodwill associated with the Social Expression Products segment and 5 to 15 years for goodwill associated with all other businesses. Goodwill was reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” Impairment losses were recorded when the undiscounted cash flows estimated to be generated by those assets were less than the assets’ carrying amounts.

On March 1, 2002, the Corporation adopted SFAS No. 142 (“SFAS 142”), “Goodwill and Intangible Assets.” This Statement, which superseded SFAS 121 and APB Opinion No. 17 (“APB 17”), “Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite–lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

intangible assets. The Corporation completed the first step of the transitional impairment test for goodwill during the second quarter of 2003 and determined there were no indicators of impairment as of March 1, 2002. The Corporation completes the required annual impairment test of goodwill each year. Based on the results of the testing, the Corporation did not record a charge for impairment in either 2004 or 2003. See Note 8 for further discussion.

Translation of Foreign Currencies: Asset and liability accounts are translated into United States dollars using exchange rates in effect at the date of the Consolidated Statement of Financial Position; revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of shareholders’ equity.

Property and Depreciation: Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, equipment and fixtures is computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 25 to 40 years; computer hardware and software over 3 to 7 years; machinery and equipment over 10 to 15 years; and furniture and fixtures over 20 years. Property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 7 for further information.

Revenue Recognition: Sales of seasonal product to non-related retailers are recognized at the approximate date the product is received by the customer. Under this accounting method, the Corporation recognizes revenue on these seasonal shipments at the approximate date the merchandise is received by the customer, commonly referred to in the industry as the ship-to-arrive date (“STA”). The Corporation maintains STA data due to the large volumes of seasonal product shipment activity and the lead time required to achieve customer-requested delivery dates. Sales of seasonal product are recognized upon the sales of products to the consumer at Corporation-owned retail locations. Seasonal cards are sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of seasonal cards when those sales to non-related retailers are recognized. Accrual rates utilized for establishing estimated returns reserves have approximated actual returns experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Corporation has agreements for licensing the “Care Bear” and “Strawberry Shortcake” characters. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. The agreements are managed by outside agents who, in turn, contract with the licensees. All payments flow through the agents before the Corporation is paid. Typically, the Corporation receives quarterly payments from the agents. Royalty revenue is recorded in Other (Income) Expense – Net and expenses associated with the servicing of these agreements are recorded as Selling, distribution and marketing expenses.

Shipping and Handling Fees: The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing” expenses. Shipping and handling costs were $143,507, $141,259 and $153,144 in 2004, 2003 and 2002, respectively.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $55,803, $52,399 and $57,049 in 2004, 2003 and 2002, respectively.

Other (Income) Expense – Net: In 2004, “Other (income) expense – net” included $44,880 of royalty revenue, $5,123 of foreign exchange gain and $2,688 of interest income. In 2003, “Other (income) expense – net” included $12,027 of income on the sale of a marketable security investment, $6,670 of royalty revenue and $5,074 of interest income. The amount of the proceeds received from the sale of the marketable security investment of $16,964 is included in “Other” investing activities in the Consolidated Statement of Cash Flows for the period. In 2002, “Other (income) expense – net” included $37,000 for the write-down of goodwill related to the Corporation’s subsidiary in Australasia and $9,464 for the write-down to the anticipated selling price of one of its foreign operating units, which the Corporation subsequently divested in the second quarter of 2004. See Note 3 for further discussion. In the years presented, “Other (income) expense – net” also included gains and losses on asset disposals. In 2002, “Other (income) expense – net” also included the amortization of goodwill. See Note 8 for further discussion.

Income Taxes: Deferred income taxes, net of appropriate valuation allowances, are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. See Note 16 for further discussion.

Stock-Based Compensation: The Corporation follows Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its employee stock options. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 148 requires prominent disclosure regarding the method used by the Corporation to account for stock-based employee compensation and the effect of the method used on reported results. The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123:

	2004	2003	2002
Net income (loss) as reported	$104,670	$121,106	$(122,310)
Employee stock-based compensation expense determined under fair value based method, net of tax	5,881	4,695	7,849

Pro forma net income (loss)	$98,789	$116,411	$(130,159)

Earnings (loss) per share:
As reported	$1.57	$1.85	$(1.92)
Pro forma	$1.49	$1.77	$(2.05)
Earnings (loss) per share – assuming dilution:
As reported	$1.40	$1.63	$(1.92)
Pro forma	$1.33	$1.57	$(2.05)

The fair value of the options granted used to compute pro forma net income (loss) and pro forma earnings (loss) per share is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	2.7%	3.8%	4.5%
Dividend yield	0.0%	0.0%	3.9%
Expected stock volatility	0.50	0.53	0.58
Expected life in years:
Grant date to exercise date	4.0	4.4	7.6
Vest date to exercise date	1.2	1.3	2.4

The weighted average fair value per share of options granted during 2004, 2003 and 2002 was $6.09, $5.96 and $3.33, respectively.

New Pronouncements: In October 2001, SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This Statement, which supersedes SFAS 121, provides a single accounting model for the disposal of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

held-for-sale. Assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Corporation adopted this statement effective March 1, 2002.

In June 2002, SFAS No. 146 (“SFAS 146”), “Accounting for Exit or Disposal Activities,” was issued. SFAS 146 is effective for disposal activities initiated after December 31, 2002. SFAS 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over any future service period. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. In the fourth quarter of 2003, the Corporation undertook numerous individual and independent cost reduction programs that included charges for employee severance costs. While none of the independent programs were material individually, aggregate severance costs of $8,864 for approximately 500 positions were recorded at the end of 2003. All affected employees were notified of termination prior to February 28, 2003, and were terminated in early 2004. All severance is expected to be paid by the end of 2007.

In January 2003, Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” was issued. FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 17, 2003, the FASB completed deliberations of the proposed modifications to FIN 46; the decisions reached include

(1)	Deferral of the effective date;

(2)	Provisions for additional scope exceptions for certain other variable interests; and

(3)	Clarification of the impact of troubled debt restructurings on the requirement with respect to VIEs.

Based on the Board’s decisions, all public companies must apply the provisions of the Interpretation or the Revised Interpretation to variable interests in a special purpose entity (“SPE”) created before February 1, 2003 no later than periods ending after December 15, 2003. Companies are required to apply the revised provisions to variable interests in non-SPEs held in the entity no later than the end of the first interim or annual reporting period ending after March 15, 2004. The Statement had no material impact on the consolidated financial statements of the Corporation relative to SPEs. With regards to non-SPEs, the Corporation does not anticipate any material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003. SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit costs. The FSP addresses the fact that certain accounting issues raised by the Act are not explicitly addressed in SFAS 106 and significant uncertainties may exist as to the direct effects of the Act, as well as the ancillary effects on plan participants’ behavior and health care costs. Therefore, a plan sponsor and its advisors may not have (1) sufficiently reliable information available to measure the effects of the Act, (2) sufficient time before issuance of the financial statements for fiscal years that include the Act’s enactment to prepare actuarial valuations that reflect the effects of the Act, or (3) sufficient guidance to ensure that the sponsor’s accounting for the effects of the Act is consistent with accounting principles generally accepted in the United States. As a result, a plan sponsor may elect to defer recognizing the effects of the Act in accounting for its plan under SFAS 106 and in providing disclosures related to the plan required by Revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” until authoritative guidance on accounting for certain components of the Act is issued, or until certain other events occur. The Corporation has elected to defer accounting for the Act until further authoritative guidance is issued.

NOTE 2 – ACQUISITIONS

2002 – BlueMountain.com

On September 12, 2001, the Corporation completed its acquisition of BlueMountain.com, a division of At Home Corporation, for a cash price of $35,000. The BlueMountain.com division operates an online card and entertainment Internet site, www.bluemountain.com. The acquisition was affected through AmericanGreetings.com, Inc., and the majority of the purchase price was allocated to goodwill.

2001 – Gibson Greetings, Inc.

As a result of the acquisition of Gibson Greetings, Inc. (Gibson) in March 2000, the Corporation incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Gibson locations, to involuntarily terminate Gibson employees, and for other costs to integrate operating locations and other activities of Gibson with the Corporation. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2 – AQUISITIONS (CONTINUED)

purchase price to the net assets acquired. An additional requirement is that acquisition integration expenses which are associated with the generation of future revenues and have future economic benefit, and those associated with integrating Gibson operations into the Corporation’s locations, must be recorded as expense. The components of the acquisition integration liabilities included in the purchase price allocation for Gibson follow:

	Facility	Workforce
	Obligations	Reductions	Other	Total
Balance February 28, 2001	$53,834	$1,321	$8,390	$63,545
Cash expenditures	(6,063)	(1,321)	(6,848)	(14,232)

Balance February 28, 2002	47,771	—	1,542	49,313
Cash expenditures	(16,351)	—	(515)	(16,866)

Balance February 28, 2003	31,420	—	1,027	32,447
Cash expenditures	(4,859)	—	(442)	(5,301)

Balance February 29, 2004	$26,561	$—	$585	$27,146

The acquisition integration liabilities are based on the Corporation’s integration plan which focuses on distribution facility rationalization. The Corporation anticipates making payments on the facility obligations through 2013.

NOTE 3 – RESTRUCTURING AND SPECIAL CHARGES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3 – RESTRUCTURING AND SPECIAL CHARGES (CONTINUED)

The following table summarizes the provisions and remaining reserves associated with the restructure charge at February 29, 2004:

		Facility	Lease	Change in
	Termination	Rationalization	Exit	Contractual	Other
	Benefits	Costs	Costs	Relationship	Costs	Total
Provision in 2002	$29,053	$2,054	$1,500	$17,727	$6,381	$56,715
Non-cash charge	—	—	—	(17,727)	—	(17,727)
Cash expenditures	(11,076)	(1,829)	—	—	(6,300)	(19,205)

Balance February 28, 2002	17,977	225	1,500	—	81	19,783
Cash expenditures	(13,936)	(185)	(1,401)	—	(81)	(15,603)

Balance February 28, 2003	4,041	40	99	—	—	4,180
Cash expenditures	(2,537)	(40)	(99)	—	—	(2,676)

Balance February 29, 2004	$1,504	$—	$—	$—	$—	$1,504

Included in “Accrued liabilities” at February 29, 2004 is $1,504 representing the portion of severance and other exit costs not yet expended. The payment of certain termination benefits will not be completed until 2007.

The Corporation also recorded the following special charges in 2002:

–	Charges associated with a product line size reduction and the elimination of the Corporation’s Forget Me Not greeting card brand. These charges included $49,082 in “Material, labor and other production costs” to write down inventory, and a $16,206 reduction in “Net sales” for credits granted to customers for product on hand at their retail locations eliminated from the Corporation’s brands and product lines.

–	In conjunction with the integration of recently-acquired operations, facility closures and the changes in the distribution infrastructure in those countries, and to reflect the general economic downturn in the region, a pre-tax, non-cash impairment charge of $37,000 recorded in the fourth quarter to write down goodwill related to its operating units in Australasia. This amount is included in “Other (income) expense – net.”

–	Other special pre-tax charges of $66,838 associated with the Corporation’s restructure and reorganization efforts, including project coordination and administration expenses, consultant expenses, field labor costs, system enhancements and facility closure costs.

The total pre-tax impact of these special charges was $225,841.

Also during 2002, the Corporation implemented its scan-based trading business model with two of its retail customers. The impact of its implementation was a $64,901 reduction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3 – RESTRUCTURING AND SPECIAL CHARGES (CONTINUED)

in its “Net sales” and a $8,599 reduction in its “Material, labor and other production costs.” In addition, the Corporation incurred implementation and other costs of $32,305, primarily for the initial inventory accounting procedures, system enhancements, outside consulting and other related costs, for a total pre-tax impact of $88,607.

The total pre-tax impact of special charges and the implementation of the scan-based trading business model was $314,448.

NOTE 4 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share – assuming dilution:

	2004	2003	2002
Numerator (thousands):
Net income (loss) for earnings (loss) per share	$104,670	$121,106	$(122,310)
Add-back – interest on convertible debt, net of tax	7,525	7,403	—

Net income (loss) for earnings (loss) per share – assuming dilution	$112,195	$128,509	$(122,310)

Denominator (thousands):
Denominator for earnings (loss) per share – weighted average shares outstanding	66,509	65,637	63,615
Effect of dilutive securities:
Stock options	988	753	—
Convertible debt	12,591	12,591	—

Denominator for earnings (loss) per share – assuming dilution – adjusted weighted average shares outstanding	80,088	78,981	63,615

Earnings (loss) per share	$1.57	$1.85	$(1.92)

Earnings (loss) per share – assuming dilution	$1.40	$1.63	$(1.92)

Approximately 3.7 million, 4.6 million and 5.9 million shares of exercisable stock options, in 2004, 2003 and 2002 respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. In addition, the total average shares outstanding-diluted for 2002 does not include approximately 0.6 million shares and 8.4 million shares of potential common stock associated with stock options and convertible debt, respectively, because their inclusion would have had an antidilutive effect on EPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following components:

	Foreign	Unrealized Gains	Accumulated
	Currency	(Losses) on	Other
	Translation	Available-For-Sale	Comprehensive
	Adjustments	Securities	Income (Loss)
Balance at February 28, 2001	$(62,350)	$4,171	$(58,179)
Other comprehensive (loss) income	(13,315)	1,880	(11,435)

Balance at February 28, 2002	(75,665)	6,051	(69,614)
Other comprehensive income	33,171	—	33,171
Reclassification of unrealized gain	—	(6,051)	(6,051)

Balance at February 28, 2003	(42,494)	—	(42,494)
Other comprehensive (loss) income	63,327	(195)	63,132

Balance at February 29, 2004	$20,833	$(195)	$20,638

Gross unrealized holding losses on available-for-sale securities as of February 29, 2004 and February 28, 2003 are $(195) and $0 , respectively.

NOTE 6 – INVENTORIES

	2004	2003
Raw material	$43,870	$58,558
Work in process	30,216	29,790
Finished products	212,560	236,114

	286,646	324,462
Less LIFO reserve	73,213	79,913

	213,433	244,549
Display material and factory supplies	32,738	34,258

	$246,171	$278,807

The Corporation experienced LIFO liquidations in 2004 and 2003, which increased Income (loss) before income tax expense (benefit) by approximately $4,600 and $2,700, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	2004	2003
Land	$14,484	$13,251
Buildings	313,384	308,706
Equipment and fixtures	691,610	727,732

	1,019,478	1,049,689
Less accumulated depreciation	650,345	658,261

	$369,133	$391,428

During 2004, the Corporation disposed of approximately $88,000 of property, plant and equipment which included accumulated depreciation of approximately $83,000.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

On March 1, 2002, the Corporation adopted SFAS 142. This Statement, which superseded APB 17, eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. Effective March 1, 2002, the Corporation discontinued amortization of its goodwill in accordance with this Statement. In 2002, the Corporation’s results included $12,389 of amortization expense related to goodwill included in “Other (income) expense – net” in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Adjusted information, assuming the adoption of the non-amortization provisions of this Statement for the year ended February 28, 2002 is as follows:

2002
Reported net loss	$(122,310)
Add back:
Goodwill amortization – net of tax	7,718

Adjusted net loss	$(114,592)

Reported loss per share	$(1.92)
Add back:
Goodwill amortization – net of tax	0.12

Adjusted loss per share	$(1.80)

Reported loss per share – assuming dilution	$(1.92)
Add back:
Goodwill amortization – net of tax	0.12

Adjusted loss per share - assuming dilution	$(1.80)

At February 29, 2004 and February 28, 2003, intangible assets subject to the amortization provisions of SFAS 142, net of accumulated amortization, were $1,374 and $1,779, respectively. The Corporation does not have any indefinite-lived intangible assets.

SFAS 142 also requires goodwill to be tested for impairment at least annually at a level of reporting defined in the Statement as a “reporting unit.” The Corporation completed the first step of the transitional impairment test for goodwill during the second quarter of 2003 and determined there were no indicators for impairment as of March 1, 2002. In addition, the Corporation completed the required annual impairment test of goodwill, and based on the results of the testing, did not record a charge for impairment in either 2004 or 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

A summary of the changes in the carrying amount of the Corporation’s goodwill during the twelve months ended February 29, 2004 by segment is as follows:

	Social	American		Non-
	Expression	Greetings	Retail	reportable
	Products	.com	Operations	Segments	Total
Balance at March 1, 2003	$147,350	$42,669	$14,306	$5,339	$209,664
Acquisition related	(2,120)		3,331		1,211
Foreign currency translation	18,018	—	62	—	18,080

Balance at February 29, 2004	$163,248	$42,669	$17,699	$5,339	$228,955

NOTE 9 – DEFERRED COSTS

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

The Corporation classifies the total contractual amount of the incentive consideration committed to the customer but not yet earned as a deferred cost asset at the inception of an agreement, or any future amendments. Deferred costs estimated to be earned by the customer and charged to operations during the next twelve months are classified as “Prepaid expenses and other” in the Consolidated Statement of Financial Position, and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets.”

A portion of the total consideration may be payable by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” in the Consolidated Statement of Financial Position, and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains reserves for deferred costs related to supply agreements of $40,100 and $36,100 at February 29, 2004 and February 28, 2003,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 9 – DEFERRED COSTS (CONTINUED)

respectively. The Corporation does not expect that the non-completion of any particular contract would result in a material loss.

At February 29, 2004 and February 28, 2003, deferred costs and future payment commitments were as follows:

	2004	2003
Prepaid expenses and other	$189,246	$180,051
Other assets - net	631,912	667,829

Deferred cost assets	821,158	847,880
Other current liabilities	(58,210)	(92,005)
Other liabilities	(69,493)	(34,680)

Deferred cost liabilities	(127,703)	(126,685)

Net deferred costs	$693,455	$721,195

NOTE 10 – LONG AND SHORT-TERM DEBT

On July 27, 1998, the Corporation issued $300,000 of 30-year senior notes with a 6.10% coupon rate under its $600,000 shelf registration with the Securities and Exchange Commission. The majority of the proceeds was used to retire commercial paper and other short-term debt, with the remainder used for other general corporate purposes and short-term investments.

On June 29, 2001, the Corporation issued $260,000 of 11.75% senior subordinated notes, due on July 15, 2008. The transaction resulted in net proceeds to the Corporation of $244,711, after deducting underwriting discounts and transactional expenses. The majority of the proceeds was used to repay indebtedness and to provide funds for general corporate purposes. On August 28, 2001, the Corporation filed Form S-4 with the Securities and Exchange Commission as required to register this debt offering. During 2004, the Corporation repurchased $63,630 of these notes and recorded a charge of $13,750 for the write-off of the related deferred financing costs and the premium associated with the note repurchase.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 10 – LONG AND SHORT-TERM DEBT (CONTINUED)

general corporate purposes. On August 28, 2001, the Corporation filed Form S-3 with the Securities and Exchange Commission as required to register this debt offering.

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $845,791 (at a carrying value of $665,284) and $802,438 (at a carrying value of $725,905) at February 29, 2004 and February 28, 2003, respectively.

On August 9, 2001, the Corporation entered into a $350,000 senior secured credit facility that was amended to $320,000 on July 22, 2002. This amended facility consisted of three tranches: (1) a $75,000, 364-day revolving facility, of which there were no amounts outstanding at February 29, 2004 or February 28, 2003; (2) a $120,000 revolving facility maturing January 15, 2006, of which there were no amounts outstanding at February 29, 2004 or February 28, 2003; (3) a $125,000 term loan maturing June 15, 2006. Under the terms of the facility, the Corporation paid the remaining outstanding balance of $117,988 of the term loan on April 7, 2003. At that date, the Corporation recorded a charge of $4,639 for the write off of the related deferred financing costs and a premium associated with the early retirement of the loan.

The facility is secured by the domestic assets of the Corporation and a 66 2/3% interest in the common stock of its foreign subsidiaries. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and earnings requirements. In April 2003, at the request of the Corporation, various restrictive covenants of the credit facility were amended. These amendments included the elimination of the minimum earnings before interest, taxes, depreciation and amortization covenant and the loosening of the interest coverage covenant. The credit facility also restricts the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses and entities and to pay shareholder dividends. In August 2003, the Corporation amended several additional restrictive covenants of the credit facility. These amendments included a reduction in the frequency of financial reporting, a reduction in borrowing costs, and enhanced flexibility in its investments, acquisitions, and restricted payments.

On August 5, 2003, the Corporation exercised its option on the 364-day revolving facility for an additional 364 days. As a result of the retirement and payment of the term loan, the amount available under the facility at February 29, 2004 was $195,000. At February 29, 2004, the Corporation was in compliance with its debt covenants.

On August 7, 2001, the Corporation entered into a three-year Accounts Receivable Securitization Financing that provides for up to $250,000 and is secured by certain trade accounts receivable. At the request of the Corporation, on August 6, 2002, the agreement was amended reducing the available financing from $250,000 to $200,000. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 10 – LONG AND SHORT-TERM DEBT (CONTINUED)

through a credit facility with a financial institution. The agreement matures in August 2004. The related interest rate is commercial paper based. At February 29, 2004 and February 28, 2003, there were no outstanding balances under this agreement.

At February 29, 2004, and February 28, 2003, debt due within one year consisted of the following:

	2004	2003
Current maturities of long-term debt	$—	$124,215
Other short-term debt	—	8,965

	$—	$133,180

At February 29, 2004 and February 28, 2003, long-term debt consisted of the following:

	2004	2003
6.10% Senior Notes	$298,122	$297,763
11.75% Senior Subordinated Notes	192,162	253,142
7.00% Convertible Subordinated Notes	175,000	175,000
Term Loan	—	117,988
Other	590	6,853

	$665,874	$850,746
Less Current Maturities	—	124,215

	$665,874	$726,531

Aggregate maturities of long-term debt are as follows:

2005	$—
2006	38
2007	175,000
2008	—
2009	192,162
Thereafter	298,674

$665,874

As part of its normal operations, the Corporation provides certain financing, which includes letters of credit. At February 29, 2004, the Corporation had credit arrangements to support the letters of credit in the amount $60,860 of which $35,600 are outstanding.

Interest paid in cash on short-term and long-term debt was $74,762 in 2004, $71,092 in 2003, and $68,128 in 2002. In 2004, interest expense included the write-off of $18,389 in deferred financing costs and the premium associated with the note repurchase and term note retirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 10 – LONG AND SHORT-TERM DEBT (CONTINUED)

On March 31, 2004, the Corporation announced its intent to make a cash tender offer for all of its $196,370 outstanding 11.75 percent senior subordinated notes due July 2008. The Corporation is undertaking this initiative in an effort to reduce its future interest expense and to increase its financial flexibility.

The offer is subject to an amendment of the credit agreement for the Corporation’s revolving credit facility. American Greetings anticipates receiving this amendment by the expiration date of the tender offer. The commencement date of this offer was April 14, 2004, and the expected expiration date is May 12, 2004.

NOTE 11 – RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $7,122, $13,637 and $4,365 for 2004, 2003 and 2002, respectively. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation’s matching contributions were $4,778, $4,896 and $5,059 for 2004, 2003 and 2002, respectively.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. In the aggregate, the actuarially computed plan benefit obligation approximates the fair value of the plan assets.

In 2001, the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the Retirement Plan) which covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Retirement Plan has a measurement date of February 29 or 28. The Corporation made discretionary contributions of $9,000 and $15,000 to the plan assets in 2004 and 2003, respectively, in amounts sufficient to fully fund the Retirement Plan at both February 29, 2004 and February 28, 2003. The Retirement Plan’s accumulated benefit obligation as of the measurement date was $96,012 and $90,822 at February 29, 2004 and February 28, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11 – RETIREMENT PLANS (CONTINUED)

The following table sets forth summarized information on the Retirement Plan:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$90,822	$85,411
Interest cost	5,944	6,045
Actuarial loss	5,577	5,876
Benefit payments	(6,331)	(6,510)

Benefit obligation at end of year	96,012	90,822
Change in plan assets:
Fair value of plan assets at beginning of year	91,352	81,657
Actual return on plan assets	4,153	1,205
Employer contributions	9,000	15,000
Benefit payments	(6,331)	(6,510)

Fair value of plan assets at end of year	98,174	91,352

Funded status at end of year	2,162	530
Unrecognized loss	9,363	2,656

Prepaid benefit cost	$11,525	$3,186

Assumptions:
Weighted average discount rate used to determine:
Benefit obligations at measurement date	6.25%	6.75%
Net periodic benefit cost	6.75%	7.25%
Expected long-term return on plan assets	6.00%	7.00%
Rate of compensation increase	N/A	N/A

For 2004, the net periodic pension cost was based on a long-term asset rate of return of 6%. In developing the 6% expected long-term rate of return assumption, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11 – RETIREMENT PLANS (CONTINUED)

A summary of the components of net periodic cost (income) for the Retirement Plan for the years ended February 29, 2004, and February 28, 2003 and 2002 is as follows:

	2004	2003	2002
Interest cost	$5,944	$6,045	$5,898
Expected return on plan assets	(5,283)	(5,490)	(6,011)

Net periodic benefit cost (income)	$661	$555	$(113)

At February 29, 2004 and February 28, 2003, the Retirement Plan’s assets are held in trust and allocated as follows:

	2004	2003
Equity securities	32%	—
Debt securities	31%	—
Cash and cash equivalents	37%	100%

	100%	100%

The investment policy for the Retirement Plan as of February 29, 2004 is to maintain an approximately even distribution among equity securities, debt securities and cash equivalents. This policy is subject to review and change.

Although the Corporation does not anticipate that contributions to the Retirement Plan will be required in 2005, it may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Corporation are not expected to exceed deductible limits in accordance with Internal Revenue Service regulations.

The Corporation also has a defined benefit pension plan (the Executive Plan) covering certain management employees. The Executive Plan has a measurement date of February 29 or 28.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11 – RETIREMENT PLANS (CONTINUED)

The following table sets forth summarized information on the Executive Plan:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$23,719	$21,240
Service cost	462	390
Interest cost	1,551	1,541
Actuarial loss	1,591	1,570
Benefit payments	(1,183)	(1,022)

Benefit obligation at end of year	26,140	23,719
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1,183	1,022
Benefit payments	(1,183)	(1,022)

Fair value of plan assets at end of year	—	—

Under funded status at end of year	(26,140)	(23,719)
Unrecognized loss	3,720	2,129

Accrued benefit cost	$(22,420)	$(21,590)

Assumptions:
Weighted average discount rate used to determine:
Benefit obligations at measurement date	6.25%	6.75%
Net periodic benefit cost	6.75%	7.50%
Rate of compensation increase	6.50%	6.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11 – RETIREMENT PLANS (CONTINUED)

A summary of the components of net periodic cost for the Retirement Plan for the years ended February 29, 2004, and February 28, 2003 and 2002 is as follows:

	2004	2003	2002
Service cost	$462	$390	$361
Interest cost	1,551	1,541	1,631
Amortization of loss	—	—	288

Net periodic benefit cost	$2,013	$1,931	$2,280

The Corporation expects to contribute approximately $1,220 to the Executive Plan in 2005. By charter, the Executive Plan is a non-qualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds. Therefore, there are no plan assets and no investment strategy exists.

NOTE 12 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time United States employees who meet certain age and service requirements. In addition, for retirements on or after January 2, 1992 the retiree must have been continuously enrolled for health care for a minimum of five years or since January 2, 1992. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The plan has a measurement date of February 29 or 28. The Corporation made significant changes to its retiree health care plan in 2002 by imposing dollar maximums on the per capita cost paid by the Corporation for future years. The Plan was amended in 2004 to further limit the Corporation’s contributions at certain locations. The Corporation maintains a trust for the payment of retiree health care benefits. This trust is funded at the discretion of management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 12 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

The following table sets forth summarized information on the postretirement medical benefit plan:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$110,323	$92,577
Service cost	2,113	1,615
Interest cost	7,346	7,096
Participant contributions	4,092	4,222
Plan amendments	(6,972)	—
Actuarial losses	13,872	16,241
Benefit payments	(9,078)	(11,428)

Benefit obligation at end of year	121,696	110,323
Change in plan assets:
Fair value of plan assets at beginning of year	59,307	57,543
Actual return on plan assets	6,835	(753)
Contributions	12,973	13,945
Benefit payments	(9,078)	(11,428)

Fair value of plan assets at year end	70,037	59,307

Underfunded status at end of year	(51,659)	(51,016)
Unrecognized prior service (credit)	(45,979)	(45,244)
Unrecognized loss	85,938	81,597

Accrued benefit cost	$(11,700)	$(14,663)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 12 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$2,113	$1,615	$2,558
Interest cost	7,346	7,096	8,672
Expected return on plan assets	(4,491)	(4,376)	(4,233)
Amortization of prior service cost	(6,236)	(5,655)	—
Amortization of actuarial loss	7,186	5,831	3,631

Net periodic benefit cost	$5,918	$4,511	$10,628

Weighted average assumptions used to determine benefit obligations as of February 29 or 28:
Discount rate	6.25%	6.75%
Expected return on assets	8.00%	8.00%
Health care cost trend rates:
For year following February 29 or 28	11.0%	11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year the rate reaches the ultimate trend rate	2014	2014
Weighted average assumptions used to determine net periodic benefit cost for years ended February 29 or 28:
Discount rate	6.75%	7.25%
Expected return on assets	8.00%	8.00%
Health care cost trend rates:
For year ending February 29 or 28	11.5%	12.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year the rate reaches the ultimate trend rate	2014	2014

	2004	2003
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$897	$1,023
Accumulated postretirement benefit obligation	10,883	12,143
Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	$(751)	$(819)
Accumulated postretirement benefit obligation	(9,151)	(9,832)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 12 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

	2004	2003
Accumulated postretirement benefit obligation:
Retired	$72,076	$73,384
Active entitled to full benefits	11,847	5,033
Other active	37,773	31,906

	$121,696	$110,323

The Corporation invests the assets of the plan in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. The actual weighted average asset allocations as of the measurement dates in 2004 and 2003 as well as the ongoing target allocation percentages are shown below. All investments are actively managed, with debt securities averaging 2.5 years to maturity with a credit rating of ‘A’ or better.

	2004	2003	Target
	allocation	allocation	allocation
Equity securities	31%	28%	15% - 35%
Debt securities	59%	67%	55% - 75%
Cash and cash equivalents	10%	5%	0% - 20%

Total	100%	100%

For 2004, the Corporation assumed a long-term asset rate of return of 8% to calculate the expected return for the plan. In developing the 8% expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical 15-year compounded returns for such asset classes. This rate is also consistent with actual compounded returns earned by the plan over several years.

The Corporation anticipates contributing approximately $9,000 to the plan in 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act provides for a federal government subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the legislation. The amounts above do not consider any impact of the Act, as the Corporation has not yet determined the impact, if any, of the Act on the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 13 – LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 29, 2004 and February 28, 2003 and 2002 follows:

	2004	2003	2002
Gross rentals	$74,717	$72,276	$70,705
Sublease rentals	(2,115)	(1,549)	(1,985)

Net rental expense	$72,602	$70,727	$68,720

At February 29, 2004, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2005	$52,908
2006	41,910
2007	34,869
2008	29,760
2009	25,334
Later years	48,494

233,275
Sublease rentals	(6,742)

Net rentals	$226,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 14 – COMMON SHARES AND STOCK OPTIONS

At February 29, 2004 and February 28, 2003, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B shares.

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

Under the Corporation’s Stock Option Plans, options to purchase Class A and Class B shares are granted to directors, officers and other key employees at the then-current market price. In general, subject to continuing employment, options become exercisable commencing twelve months after date of grant in annual installments and expire over a period of not more than ten years from the date of grant. Under certain grants made in 2002, the options become exercisable when the market value of Class A shares reaches a specified share price or 18 months after the grant date, whichever occurs first. These options expire at the earlier of six months plus one day after a specified share price is reached or ten years from the date of grant. Subsequent to February 29, 2004, the target share price was met and 50% of the 2002 options discussed above became exercisable and will expire in six months plus one day. The options granted to non-employee directors become exercisable in either six installments over five years or in four installments over four years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 14 – COMMON SHARES AND STOCK OPTIONS (CONTINUED)

Stock option transactions and prices are summarized as follows:

			Weighted-Average Exercise
	Number of Options		Price Per Share
	Class A	Class B	Class A	Class B
Options outstanding February 28, 2001	5,760,231	689,686	$24.57	$27.67
Granted	4,847,728	442,277	10.29	9.95
Exercised	(10,600)	—	8.72	—
Cancelled	(1,566,231)	(98,590)	19.63	20.10

Options outstanding February 28, 2002	9,031,128	1,033,373	$17.74	$20.81
Granted	1,700,308	—	14.35	—
Exercised	(2,134,250)	(10,400)	10.05	9.95
Cancelled	(634,385)	(5,000)	22.33	27.25

Options outstanding February 28, 2003	7,962,801	1,017,973	$18.76	$20.89
Granted	1,551,718	—	14.31	—
Exercised	(1,566,499)	(31,600)	11.45	9.95
Cancelled	(518,810)	(420)	23.30	48.06

Options outstanding February 29, 2004	7,429,210	985,953	$19.06	$21.23

Options exercisable at February 29/28:
2004	5,299,372	985,953	$20.94	$21.23
2003	5,268,606	1,017,973	19.76	20.89
2002	2,638,850	591,096	26.97	28.94

The weighted-average remaining contractual life of the options outstanding as of February 29, 2004 is 6.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 14 – COMMON SHARES AND STOCK OPTIONS (CONTINUED)

The range of exercise prices for options outstanding are as follows:

	Outstanding		Exercisable
					Weighted-
		Weighted-		Weighted-	Average
		Average		Average	Remaining
Exercise Price	Optioned	Exercise	Optioned	Exercise	Contractual
Ranges	Shares	Price	Shares	Price	Life (Years)
$8.50	46,200	$8.50	40,200	$8.50	6.81
9.95	1,125,791	9.95	1,125,791	9.95	7.08
10.13 - 13.01	374,494	12.59	374,494	12.59	7.45
13.10 - 13.15	1,205,575	13.15	—	—	9.01
13.19 - 14.00	968,491	13.93	499,081	13.87	7.96
14.11 - 21.03	843,303	17.29	447,200	16.95	7.91
21.12 - 23.56	1,996,883	23.50	1,944,133	23.55	4.82
23.69 - 29.44	635,800	26.82	635,800	26.82	2.73
29.50	972,200	29.50	972,200	29.50	2.82
29.88 - 51.63	246,426	39.02	246,426	39.02	3.65

$8.50 - $51.63	8,415,163		6,285,325

The number of shares available for future grant at February 29, 2004 is 1,968,963 Class A and 533,625 Class B shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15 – BUSINESS SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15 – BUSINESS SEGMENT INFORMATION (CONTINUED)

AmericanGreetings.com, Inc. (92.2% owned) is an Internet-based provider of greetings and other social communication content to consumers and Internet-based businesses.

The Corporation’s non-reportable operating segments include the design, manufacture and sale of non-prescription reading glasses and display fixtures.

The Corporation’s senior management evaluates segment performance based on earnings before foreign currency exchange gains or losses, interest income, interest expense, centrally-managed costs and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1 – Significant Accounting Policies, except those that are related to LIFO or applicable to only corporate items.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15 – BUSINESS SEGMENT INFORMATION (CONTINUED)

Operating Segment Information

	Net Sales			Segment Earnings (Loss)
	2004	2003	2002	2004	2003	2002
Social Expression Products	$1,605,769	$1,640,241	$1,666,892	$356,805	$362,337	$312,230
Intersegment items	(73,240)	(76,088)	(81,441)	(51,941)	(54,772)	(57,408)
Exchange rate adjustment	62,933	22,690	8,318	13,090	3,315	(1,060)

Net	1,595,462	1,586,843	1,593,769	317,954	310,880	253,762

Retail Operations	259,843	263,888	267,239	2,783	17,616	17,396
Exchange rate adjustment	11,877	2,240	1,936	1,502	312	309

Net	271,720	266,128	269,175	4,285	17,928	17,705

AmericanGreetings.com	36,427	34,615	39,731	4,540	477	(2,131)

Non-reportable segments	110,514	105,542	88,338	4,216	17,907	34,333
Exchange rate adjustment	318	60	1,253	86	15	496

Net	110,832	105,602	89,591	4,302	17,922	34,829

Special charges	—	—	(102,341)	—	—	(311,971)

Unallocated items - net	(5,498)	2,672	37,463	(160,744)	(146,410)	(188,262)
Exchange rate adjustment	—	—	(42)	414	41	(256)

Net	(5,498)	2,672	37,421	(160,330)	(146,369)	(188,518)
Consolidated	$2,008,943	$1,995,860	$1,927,346	$170,751	$200,838	$(196,324)

	Assets			Depreciation and Amortization			Capital Expenditures

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Social Expression Products	$1,523,655	$1,743,769	$1,847,384	$43,701	$44,409	$53,048	$20,218	$22,102	$14,393
Exchange rate adjustment	97,913	38,399	3,281	1,430	564	257	812	282	355

Net	1,621,568	1,782,168	1,850,665	45,131	44,973	53,305	21,030	22,384	14,748

Retail Operations	66,676	87,464	94,091	7,413	8,942	12,650	8,780	3,445	5,485
Exchange rate adjustment	20,010	4,695	139	268	59	60	181	28	42

Net	86,686	92,159	94,230	7,681	9,001	12,710	8,961	3,473	5,527

AmericanGreetings.com	55,638	58,619	64,641	4,402	3,716	4,884	1,224	1,014	3,223

Non-reportable segments	86,520	110,031	103,231	5,524	5,221	6,462	4,611	4,421	5,439
Exchange rate adjustment	511	172	19	18	2	—	—	7	32

Net	87,031	110,203	103,250	5,542	5,223	6,462	4,611	4,428	5,471

Unallocated and intersegment items	633,090	540,971	502,209	1,313	1,897	6,947	—	—	—
Consolidated	$2,484,013	$2,584,120	$2,614,995	$64,069	$64,810	$84,308	$35,826	$31,299	$28,969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15 – BUSINESS SEGMENT INFORMATION (CONTINUED)

Product Information

	Net Sales
	2004	2003	2002
Everyday greeting cards	$750,219	$743,805	$683,183
Seasonal greeting cards	368,757	364,086	346,042
Gift wrapping and wrap accessories	323,779	364,961	322,931
All other	566,188	523,008	575,190

Consolidated Net Sales	$2,008,943	$1,995,860	$1,927,346

Geographic Information

	Net Sales			Fixed Assets - Net
	2004	2003	2002	2004	2003	2002
United States	$1,598,416	$1,633,430	$1,572,549	$311,755	$339,627	$366,279
Foreign	410,527	362,430	354,797	57,378	51,801	50,206

Consolidated	$2,008,943	$1,995,860	$1,927,346	$369,133	$391,428	$416,485

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16 - INCOME TAXES

Income (loss) before income taxes:

	2004	2003	2002
United States	$113,407	$158,157	$(168,972)
Foreign	57,344	42,681	(27,352)

	$170,751	$200,838	$(196,324)

Income taxes (benefit) have been provided as follows:

	2004	2003	2002
Current:
Federal	$778	$82,475	$(49,729)
Foreign	10,232	9,204	4,963
State and local	574	13,808	(8,494)

	11,584	105,487	(53,260)
Deferred (principally federal)	54,497	(25,755)	(20,754)

	$66,081	$79,732	$(74,014)

Significant components of the Corporation’s deferred tax assets and liabilities at February 29, 2004 and February 28, 2003 are as follows:

	2004	2003
Deferred tax assets:
Employee benefit and incentive plans	$21,918	$26,312
Net operating loss carryforwards	41,896	49,632
Deferred capital loss carryforward	5,608	5,608
Inventory costing	—	13,707
Reserves not currently deductible	56,824	73,702
Charitable contributions carryforward	14,278	13,567
Foreign tax credit carryforward	14,691	3,401
Other	47,016	48,036

	202,231	233,965
Valuation allowance	(51,827)	(39,467)

Total deferred tax assets	150,404	194,498
Deferred tax liabilities:
Inventory costing	5,046	—
Depreciation	37,308	38,150
Other	18,043	11,844

Total deferred tax liabilities	60,397	49,994

Net deferred tax assets	$90,007	$144,504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16 INCOME TAXES (CONTINUED)

The Corporation periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 29, 2004, the valuation allowance of $51,827 related principally to foreign and domestic net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards.

Reconciliation of income tax expense (benefit) from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2004	2003	2002
Income tax (benefit) expense at statutory rate	$59,763	$70,293	$(68,714)
State and local income taxes, net of federal tax benefit	5,077	6,540	(6,386)
Foreign differences	559	(456)	2,153
Other	682	3,355	(1,067)

Income tax at effective tax rate	$66,081	$79,732	$(74,014)

Income taxes paid (refunded) were $35,641 in 2004, $169,792 in 2003, and $(25,564) in 2002. Income tax payments for 2003 include payments for adjustments relating to the Corporation’s corporate-owned life insurance program (COLI), which were provided by the Corporation in 2001 and totaled $143,581.

Deferred taxes have not been provided on approximately $130,492 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings, however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

At February 29, 2004, the Corporation had approximately $102,299 of foreign operating loss carryforwards, of which $63,639 have no expiration dates and $38,660 have expiration dates ranging from 2005 through 2014. In addition, the Corporation has domestic net operating loss (NOL), capital losses, charitable contributions, foreign tax credit (FTC) and alternative minimum tax (AMT) credit carryforwards of approximately $30,454, $7,386, $26,385, $14,691, and $2,333, respectively. The NOL carryforwards expire between 2009 and 2023. The capital loss carryforward will expire in 2009. The charitable contributions carryforward will expire in 2005. The FTC carryforwards will expire between 2005 and 2009. The AMT credit carryforward has no expiration.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 29, 2004 and February 28, 2003:

	Quarter Ended:
	May 31	Aug 31	Nov 30	Feb 29
Fiscal 2004
Net sales	$454,306	$403,546	$616,046	$535,045
Gross profit	269,323	202,121	319,705	280,175
Net income (loss)	19,705	(9,695)	46,362	48,298
Earnings (loss) per share	0.30	(0.15)	0.70	0.72
Earnings (loss) per share – assuming dilution	0.27	(0.15)	0.60	0.62

The fourth quarter includes a pre-tax charge of approximately $20,000 for the write down of inventories related to seasonal performance and product discontinuances.

	Quarter Ended:
	May 31	Aug 31	Nov 30	Feb 28
Fiscal 2003
Net sales	$484,230	$396,913	$588,811	$525,906
Gross profit	297,716	203,329	303,524	309,520
Net income (loss)	44,501	(15,785)	46,992	45,398
Earnings (loss) per share	0.68	(0.24)	0.71	0.70
Earnings (loss) per share – assuming dilution	0.60	(0.24)	0.62	0.60

In quarters where the Corporation incurs a net loss, the Corporation does not calculate a dilutive effect on earnings (loss) per share because the effect would be antidilutive. Therefore, the sum of the quarterly earnings (loss) per share – assuming dilution may not equal the annual totals.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 29, 2004 and February 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, effective March 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

Cleveland, Ohio
March 31, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Corporation’s independent auditors on accounting or financial disclosure matters within the three year period ended February 29, 2004, or in any period subsequent to such date.

Item 9A. Controls and Procedures

The Corporation’s management, with the participation of the Company’s Chief Executive Office and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of February 29, 2004. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of February 29, 2004. There were no material changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Corporation hereby incorporates by reference the information called for by this Item 10 from the information contained in (i) the Corporation’s Proxy Statement in connection its the Annual Meeting of Shareholders to be held on June 25, 2004 under the headings and subheadings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors” and (ii) for information regarding executive officers, Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The Corporation hereby incorporates by reference the information called for by this Item 11 from the information contained in the Corporation’s Proxy Statement in connection its the Annual Meeting of Shareholders to be held on June 25, 2004 under the heading “Executive Officers’ Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Corporation herby incorporates by reference the information called for by this Item 12 from the information contained in the Corporation’s Proxy Statement in connection its the Annual Meeting of Shareholders to be held on June 25, 2004 under the headings “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners.”

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under the Corporation’s equity compensation plans as of February 29, 2004.

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan category	warrants and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,415,163	$19.44	2,502,588
Equity compensation plans not approved by security holders	—	N/A	—

Total	8,415,163	$19.44	2,502,588

(1)	Column (a) represents the number of shares of common stock that may be issued in connection with the exercise of outstanding stock options granted under the Corporation’s Stock Option Plans.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock and deferred compensation share units.

Column (c) includes 1,968,963 Class A shares and 533,625 Class B shares.

Item 13. Certain Relationships and Related Transactions

The Corporation hereby incorporates by reference the information called for by this Item 13 from the information contained in the Corporation’s Proxy Statement in connection its the Annual Meeting of Shareholders to be held on June 25, 2004 under the heading “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The Corporation hereby incorporates by reference the information called for by this Item 14 from the information contained in the Corporation’s Proxy Statement in connection its the Annual Meeting of Shareholders to be held on June 25, 2004 under the heading “Fees Paid to Ernst & Young LLP.”

(Next item is Part IV)

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report on Form 10-K

1.	Financial Statements

Consolidated Statement of Operations - Years ended February 29, 2004, February 28, 2003 and February 28, 2002

Consolidated Statement of Financial Position - February 29, 2004 and February 28, 2003

Consolidated Statement of Cash Flows - Years ended February 29, 2004, February 28, 2003, and February 28, 2002

Consolidated Statement of Shareholders’ Equity - Years ended February 29, 2004, February 28, 2003 and February 28, 2002

Notes to Consolidated Financial Statements - Years ended February 29, 2004, February 28, 2003 and February 28, 2002

Quarterly Results of Operations (Unaudited)

Report of Independent Auditors

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

3.	Exhibits required by Item 601 of Regulation S-K:

(3)	Articles of Incorporation and By-laws

(i)	Amended Articles of Incorporation of the Registrant

This Exhibit has been previously filed as an Exhibit to the Registrant’s 10-K Annual Report for the Fiscal year ended February 28, 1999, and is incorporated herein by reference.

(ii)	Amendment to Amended Articles of Incorporation of the Registrant

Filed herewith.

(iii)	Amended Regulations of the Registrant

This Exhibit has been previously filed as an Exhibit to the Registrant’s 10-K Annual Report for the Fiscal year ended February 28, 1999, and is incorporated herein by reference.

PART IV – Continued

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

This Exhibit has been previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, and is incorporated herein by reference.

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

PART IV – Continued

(10)	Material Contracts

(i) (A) (i)	Officers’ contracts

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

(ii) (A) (i)	Shareholders’ Agreement dated November 19, 1984

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

PART IV – Continued

(vi)	1985 Incentive Stock Option Plan

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

(ix)	Stock Option Agreement with Morry Weiss dated January 25, 1988

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2002, and is incorporated herein by reference.

(x)	1992 Stock Option Plan

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form S-8 Registration Statement (Registration No. 33-58582) dated February 22, 1993, and is incorporated herein by reference.

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

PART IV – Continued

(xiii)	1996 Employee Stock Option Plan

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

(xvi)	Employment Agreement dated as of May 30, 2001 between Pamela L. Linton and the Registrant

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2003, and is incorporated herein by reference.

(xvii)	Employment Agreement dated as of March 1, 2001 between William R. Mason and the Registrant

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2002, and is incorporated herein by reference.

(xviii)	Employment Agreement dated as of October 17, 2002 between Michael Goulder and the Registrant

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2003, and is incorporated herein by reference.

PART IV – Continued

(xix)	Employment Agreement dated as of August 28, 2002 between Robert Ryder and the Registrant

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2003, and is incorporated herein by reference.

(xx)	Employment Agreement dated as of May 6, 2002 between Erwin Weiss and the Registrant

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2003, and is incorporated herein by reference.

(xxi)	Employment Agreement dated as of September 9, 2002 between Steven Willensky and the Registrant

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2003, and is incorporated herein by reference.

(xxii)	Employment Agreement dated as of August 22, 2003 between Catherine M. Kilbane and the Registrant

This Exhibit is filed herewith.

(xxiii)	Employment Agreement dated as of June 1, 1991 between Jeffery M. Weiss and the Registrant

This Exhibit is filed herewith.

(xxiv)	Employment Agreement dated as of May 1, 1997 between Zev Weiss and the Registrant

This Exhibit is filed herewith.

(xxv)	Key Management Annual Incentive Plan Description

This Exhibit is filed herewith.

PART IV – Continued

(iii) (A)	(i) Agreement to defer stock option gains with Morry Weiss dated December 15, 1997

This Exhibit has been previously filed as an Exhibit to the Registrant’s Form 10-K Annual Report for the Fiscal Year ended February 28, 2003, and is incorporated herein by reference.

(21)	Subsidiaries of the Registrant

This Exhibit is filed herewith.

(23)	Consent of Independent Auditors

This Exhibit is filed herewith.

(31) a	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

This Exhibit is filed herewith.

(31) b	Certification of Principal Financial Officer Pursuant Rule 13a-14(a) of the Securities Exchange Act of 1934

This Exhibit is filed herewith.

(32) a	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Exhibit is filed herewith.

(b)	Reports on Form 8-K

During the fiscal quarter ended February 29, 2004, the last quarter of the period covered by this report on Form 10-K, the Registrant filed one current report on Form 8-K, as follows:

On December 23, 2003, the Registrant filed Form 8-K with the Securities and Exchange Commission furnishing the Corporation’s earnings release for the third quarter ended November 30, 2003.

(c)	Exhibits listed in Item 15 (a) 3. are included herein and incorporated herein by reference.

PART IV – Continued

(d)	Financial Statement Schedules

The response to this portion of Item 15 is submitted below.

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

AMERICAN GREETINGS CORPORATION
(Registrant)

Date: May 4, 2004	By:	/s/ Catherine M. Kilbane

Catherine M. Kilbane
Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE
)
/s/ Morry Weiss		)
	Chairman of the Board;	)
Morry Weiss	Director	)
)
/s/ Zev Weiss		)
	Chief Executive Officer;	)
Zev Weiss	Director	)
)
/s/ Jeffrey Weiss		)
	President and Chief Operating Officer;	)
Jeffrey Weiss	Director	)
)
/s/ Scott S. Cowen		)
	Director	)
Scott S. Cowen		)
)
/s/ Stephen R. Hardis		)
	Director	)	May 4, 2004
Stephen R. Hardis		)
)
/s/ Jack Kahl		)
	Director	)
Jack Kahl		)
)
/s/ Harriet Mouchly-Weiss		)
	Director	)
Harriet Mouchly-Weiss		)
)
/s/ Charles Ratner		)
	Director	)
Charles Ratner		)
)
/s/ James C. Spira		)
	Director	)
James C. Spira		)
)
/s/ Jerry Sue Thornton		)
	Director	)
Jerry Sue Thornton		)

SIGNATURE	TITLE		DATE
)
/s/ Robert P. Ryder		)
	Senior Vice President;	)	May 4, 2004
Robert P. Ryder	Chief Financial Officer	)
(principal financial officer))
)
)
/s/ Joseph Cipollone		)
	Vice President and Corporate	)
Joseph Cipollone	Controller; Chief Accounting	)
Officer (principal accounting officer))

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
(In thousands of dollars)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		ADDITIONS
	Balance	(1)	(2)				Balance
	at Beginning	Charged to Costs	Charged to Other		Deductions-		at End
Description	of Period	and Expenses	Accounts-Describe		Describe		of Period
Year ended February 29, 2004:
Deduction from asset account:
Allowance for doubtful accounts	$35,595	$4,990	$2,082	(A)	$24,484	(B)	$18,183

Allowance for sales returns	$86,318	$291,739	$451	(A)	$292,870	(C)	$85,638

Allowance for deferred costs	$36,100	$7,500	$0		$3,500		$40,100

Year ended February 28, 2003:
Deduction from asset account:
Allowance for doubtful accounts	$34,856	$13,667	$2,239	(A)	$15,167	(B)	$35,595

Allowance for sales returns	$102,265	$316,953	$2,678	(A)	$335,578	(C)	$86,318

Allowance for deferred costs	$34,900	$32,500	$0		$31,300		$36,100

Year ended February 28, 2002:
Deduction from asset account:
Allowance for doubtful accounts	$47,968	$21,594	$1,558	(A)	$36,264	(B)	$34,856

Allowance for sales returns	$136,831	$306,566	$(286)	(A)	$340,846	(C)	$102,265

Allowance for deferred costs	$14,900	$20,000	$0		$0		$34,900

Note A:	Includes translation adjustment on foreign subsidiary balances; business unit divestitures for the year ended February 28, 2002 of $525 allowance for doubtful accounts and $269 allowance for sales returns adjustments.

Note B:	Accounts charged off, less recoveries.

Note C:	Sales returns charged to the allowance account for actual returns for the year.

S - 1