Form 10-Q
period 2004-05-31
AMERICAN GREETINGS CORP
filed 2004-07-09
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

As of July 2, 2004, the date of this report, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common 63,603,525 Class B Common 4,604,634

AMERICAN GREETINGS CORPORATION
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended
	May 31,
	2004	2003
Net sales	$445,671	$454,306
Costs and expenses:
Material, labor and other production costs	187,212	184,983
Selling, distribution and marketing	150,278	149,858
Administrative and general	65,499	66,125
Interest expense	52,694	22,800
Other (income) – net	(16,925)	(2,138)

Total costs and expenses	438,758	421,628

Income before income tax expense	6,913	32,678
Income tax expense	2,675	12,973

Net income	$4,238	$19,705

Earnings per share	$0.06	$0.30

Earnings per share – assuming dilution	$0.06	$0.27

Average number of shares outstanding	68,000,691	65,913,680
Average number of shares outstanding -assuming dilution	68,846,170	79,003,300

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	May 31, 2004	Feb. 29, 2004	May 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$115,850	$285,450	$113,274
Trade accounts receivable, less allowances for sales returns of $86,773, $85,638 and $82,963, respectively, and for doubtful accounts of $20,562 $18,183 and $27,480, respectively	258,450	250,554	293,730
Inventories	263,118	246,171	312,362
Deferred and refundable income taxes	155,517	158,689	173,365
Prepaid expenses and other	222,356	236,104	224,687

Total current assets	1,015,291	1,176,968	1,117,418
Goodwill	225,574	228,955	213,501
Other assets	665,101	708,957	768,403

Property, plant and equipment - at cost	1,015,265	1,019,478	1,054,544
Less accumulated depreciation	657,518	650,345	671,696

Property, plant and equipment - net	357,747	369,133	382,848

	$2,263,713	$2,484,013	$2,482,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$—	$—	$5,352
Accounts payable	115,186	129,362	135,136
Accrued liabilities	113,391	129,785	157,050
Accrued compensation and benefits	62,921	70,896	56,936
Income taxes	15,732	14,513	66,545
Other current liabilities	78,404	78,407	96,758

Total current liabilities	385,634	422,963	517,777

Long-term debt	483,783	665,874	726,930
Other liabilities	94,149	96,325	107,113
Deferred income taxes	28,916	31,311	10,715
Shareholders’ equity	1,271,231	1,267,540	1,119,635

	$2,263,713	$2,484,013	$2,482,170

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$4,238	$19,705
Adjustments to reconcile to net cash provided by operating activities:
Restructuring	(277)	(823)
Gain on sale of investment	(3,090)	—
(Gain) loss on sale of fixed assets	(21)	732
Loss on extinguishment of debt	39,024	4,639
Depreciation and amortization	15,161	15,980
Deferred income taxes	(7,192)	(281)
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(9,454)	18,799
Increase in inventories	(18,700)	(29,596)
Decrease in other current assets	6,533	32,412
Decrease (increase) in deferred costs – net	33,543	(2,140)
Decrease in accounts payable and other liabilities	(33,302)	(31,299)
Other – net	(4,882)	(3,199)

Cash Provided by Operating Activities	21,581	24,929
INVESTING ACTIVITIES:
Property, plant & equipment additions	(5,334)	(5,334)
Proceeds from sale of fixed assets	104	36
Investment in corporate-owned life insurance	2,570	11,445
Other – net	26,981	1,551

Cash Provided by Investing Activities	24,321	7,698
FINANCING ACTIVITIES:
Reduction of long-term debt	(216,417)	(2,322)
Decrease in short-term debt	—	(128,226)
Sale of stock under benefit plans	12,035	766
Purchase of treasury shares	(9,299)	(92)

Cash Used by Financing Activities	(213,681)	(129,874)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,821)	2,058

DECREASE IN CASH AND CASH EQUIVALENTS	(169,600)	(95,189)
Cash and Cash Equivalents at Beginning of Year	285,450	208,463

Cash and Cash Equivalents at End of Period	$115,850	$113,274

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended May 31, 2004 and 2003

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the period have been included.

These interim statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 29, 2004 of American Greetings Corporation, from which the Condensed Consolidated Statement of Financial Position at February 29, 2004, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform with the 2005 presentation.

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

Note 3 - Recent Accounting Pronouncements:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 17, 2003, the FASB completed deliberations of the proposed modifications to FIN 46 (“Revised Interpretation”); the decisions reached include:

(1)	Deferral of the effective date;

(2)	Provisions for additional scope exceptions for certain other variable interests; and

(3)	Clarification of the impact of troubled debt restructurings on the requirement with respect to VIEs.

Based on the FASB’s decisions, all public companies must apply the provisions of the Interpretation or the Revised Interpretation to variable interests in a special purpose entity (“SPE”) created before February 1, 2003 no later than periods ending after December 15, 2003. Companies are required to apply the revised provisions to variable interests in non-SPEs held in the entity no later than the end of the first interim or annual reporting period ending after March 15, 2004. The Statement had no material impact on the consolidated financial statements of the Corporation relative to SPEs or non-SPEs.

On May 19, 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2, which requires measures of the Accumulated Postretirement Benefit Obligation (“APBO”) and net periodic postretirement benefit cost to reflect the effects of The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Corporation is currently unable to determine the impact of FSP 106-2 and the Act on its consolidated financial statements. See Note 11 for further discussion.

Note 4 – Other (Income) – Net

During the three months ended May 31, 2004, “Other (income) – net” included $10.5 million of royalty revenue and $3.1 million of income on the sale of an investment. The agency fee expenses related to the royalty revenue are included in “Selling, distribution and marketing, “ on the Condensed Consolidated Statement of Operations. The amount of proceeds received from the sale of the investment of $19.1 million is included in “Other - net” investing activities in the Condensed Consolidated Statement of Cash Flows for the period.

Note 5 – Restructure Reserves

In Fiscal 2002, the Corporation undertook a restructure of the Corporation’s domestic and foreign manufacturing and distribution operations and recorded a charge of $56.7 million. All activities required to complete the restructure were substantially completed by February 28, 2002, with the exception of ongoing termination benefit payments, which will not be completed until 2007. The following table summarizes the remaining reserve associated with the 2002 restructure charge:

Termination
(In thousands)	Benefits
Balance at March 1, 2004	$1,504
Cash expenditures	(277)

Balance at May 31, 2004	$1,227

Included in “Accrued liabilities” at May 31, 2004 is $1.2 million representing the portion of severance costs not yet disbursed.

Note 6 – Earnings Per Share

The following table set forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended
	May 31,
	2004	2003
Numerator (thousands):
Net income for earnings per share	$4,238	$19,705
Add-back – interest on convertible subordinated notes, net of tax	—	1,851

Net income for earnings per share – assuming dilution	$4,238	$21,556

Denominator (thousands):
Denominator for earnings per share – weighted average shares outstanding	68,001	65,914
Effect of dilutive securities:
Stock options	845	498
Convertible debt	—	12,591

Denominator for earnings per share – assuming dilution – adjusted weighted average shares outstanding	68,846	79,003

Earnings per share	$0.06	$0.30

Earnings per share – assuming dilution	$0.06	$0.27

Certain stock options have been excluded for the periods presented because the effect would have been antidilutive. In addition, the effect of the convertible subordinated notes has been excluded for the three months ended May 31, 2004, because the effect would have been antidilutive. See Note 10 for further discussion.

Note 7 – Comprehensive (Loss) Income

The Corporation’s total comprehensive (loss) income is as follows:

(In thousands)

	Three Months Ended
	May 31,
	2004	2003
Net income	$4,238	$19,705
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,047)	21,655

Total comprehensive (loss) income	$(2,809)	$41,360

Note 8 – Inventories

(In thousands)

	May 31, 2004	February 29, 2004	May 31, 2003
Raw materials	$42,721	$43,870	$62,797
Work in process	25,332	30,216	35,278
Finished products	234,568	212,560	256,885

	302,621	286,646	354,960
Less LIFO reserve	71,440	73,213	78,696

	231,181	213,433	276,264
Display materials and factory supplies	31,937	32,738	36,098

Inventories	$263,118	$246,171	$312,362

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note 9 - Deferred Costs

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

As of May 31, 2004, February 29, 2004 and May 31, 2003, deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)

	May 31, 2004	February 29, 2004	May 31, 2003
Prepaid expenses and other	$175,043	$189,246	$175,062
Other assets	606,921	631,912	700,730

Deferred cost assets	781,964	821,158	875,792
Other current liabilities	(54,873)	(58,210)	(73,366)
Other liabilities	(68,154)	(69,493)	(77,646)

Deferred cost liabilities	(123,027)	(127,703)	(151,012)

Net deferred costs	$658,937	$693,455	$724,780

Note 10 – Debt

On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002 to a $320 million facility. With the repayment of the term loan on April 7, 2003, the facility had a borrowing capacity of $195 million. At that date, the Corporation recorded a charge of $4.6 million for the write off of the related deferred financing costs and a premium payment associated with the repayment of the term loan. The amended and restated senior secured credit facility consists of a $200 million revolving facility maturing on May 10, 2008. At May 31, 2004, there were no outstanding balances under this facility.

The amended facility is secured by the domestic assets of the Corporation and a 65% interest in the common stock of its foreign subsidiaries. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and interest coverage. The credit facility places certain restrictions on the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses, to repurchase its own capital stock and allows payments of shareholder dividends up to a maximum of $20 million per year. These covenants are less restrictive than the covenants previously in place.

The Corporation is also party to a three-year Accounts Receivable Securitization Financing agreement that provides for financing up to $200 million and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. The agreement matures in August 2004. At May 31, 2004, there were no outstanding balances under this agreement.

During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15,

2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.0 million, included in interest expense on the Condensed Consolidated Statement of Operations, for the payment of the premium associated with the notes repurchased as well as for the write-off of related deferred financing costs. At May 31, 2004, approximately $10 million of these notes remained outstanding. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes.

At May 31, 2004, the Corporation was in compliance with its debt covenants.

At May 31, 2004, February 29, 2004 and May 31, 2003, debt due within one year consisted of the following:

(In thousands)

	May 31, 2004	February 29, 2004	May 31, 2003
Current maturities of long-term debt	$—	$—	$—
Other short-term debt	—	—	5,352

	$—	$—	$5,352

At May 31, 2004, February 29, 2004 and May 31, 2003, long-term debt consisted of the following:

(In thousands)

	May 31, 2004	February 29, 2004	May 31, 2003
6.10% Senior Notes, due July 2028	$298,215	$298,122	$297,851
11.75% Senior Subordinated Notes, due July 2008	9,978	192,162	253,463
7.00% Convertible Subordinated Notes, due July 2006	175,000	175,000	175,000
Other	590	590	616

	$483,783	$665,874	$726,930
Less Current Maturities	—	—	—

	$483,783	$665,874	$726,930

The 7.00% convertible subordinated notes are convertible at the option of the holders into shares of the Corporation’s common stock at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 thousand principal amount of notes.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans for the quarter ended May 31, are as follows:

	Defined Benefit Pension		Postretirement Benefit
(In thousands)	2004	2003	2004	2003
Service cost	$112	$98	$628	$475
Interest cost	1,841	1,705	2,221	1,775
Expected return on plan assets	(1,415)	(1,320)	(1,336)	(1,125)
Amortization of prior service cost	—	—	(1,559)	(1,400)
Amortization of actuarial loss	—	—	1,546	1,525

	$538	$483	$1,500	$1,250

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Under FASB Staff Position 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” issued on January 12, 2004, the Corporation has elected to defer accounting for the effects of the Act until further authoritative guidance is issued. As a result, the reported postretirement benefit cost for the quarter ended May 31, 2004, does not reflect the effects of the Act on the Corporation’s postretirement benefit plan. On May 19, 2004, the FASB issued FSP 106-2, (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2, which requires measures of the APBO and net periodic postretirement benefit cost to reflect the effects of the Act, supersedes FSP 106-1. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004.

Note 12 - Stock-Based Compensation

The Corporation has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options granted to employees and directors. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123:

(In thousands, except per share amounts)

	Three months ended
	May 31,
	2004	2003
Net income as reported	$4,238	$19,705
Employee stock-based compensation expense determined under fair value based method, net of tax	1,330	1,463

Pro forma net income	$2,908	$18,242

Earnings per share:
As reported	$0.06	$0.30
Pro forma	$0.04	$0.28
Earnings per share – assuming dilution:
As reported	$0.06	$0.27
Pro forma	$0.04	$0.25

During the quarter, shares held in trust related to a deferred compensation plan were withdrawn from the trust. This transaction had no impact on the Corporation’s results of operations during the quarter ended May 31, 2004.

Note 13 - Business Segment Information

The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel, and is managed by geographic location.

The Corporation owns and operates approximately 590 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors.

AG Interactive, formerly AmericanGreetings.com, is an electronic provider of social expression content through the Internet and wireless platforms.

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

(In thousands)

	Net Sales		Segment Earnings
	Three Months Ended		Three Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Social Expression Products	$375,715	$386,658	$94,289	$92,611
Intersegment items	(14,825)	(17,074)	(10,937)	(12,802)
Exchange rate adjustment	6,225	(4,608)	831	(642)

Net	367,115	364,976	84,183	79,167

Retail Operations	50,818	56,225	(4,144)	(914)
Exchange rate adjustment	217	(815)	15	(63)

Net	51,035	55,410	(4,129)	(977)

AG Interactive	9,445	8,248	363	393

Non-reportable segments	18,021	27,142	(4,764)	3,430
Exchange rate adjustment	4	(14)	1	4

Net	18,025	27,128	(4,763)	3,434

Unallocated items - net	51	(1,456)	(68,748)	(49,242)
Exchange rate adjustment	—	—	7	(97)

Net	51	(1,456)	(68,741)	(49,339)

Consolidated	$445,671	$454,306	$6,913	$32,678

Note 14 - Subsequent Event

In early June 2004, the Corporation substantially modified certain agreements relating to its licensing activities resulting in the receipt of a one-time payment for past performance of approximately $10 million that will be recorded in “other income –net” during the quarter ended August 31, 2004.

Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended May 31, 2004, the Corporation recognized net income of $4.2 million compared to $19.7 million in the prior year quarter. The current year included pretax costs of $39.0 million associated with the early retirement of $186.2 million of its 11.75% Senior Subordinated Notes, an action taken by the Corporation to reduce its future interest expense and increase its financial flexibility. The prior year quarter included pretax costs of $4.6 million associated with the early retirement of a term loan.

Compared to the prior year, the current quarter results were favorably impacted by the addition of approximately 1,400 stores of a major retailer, and strong performance from the party goods and licensing businesses, partially offset by lower performance in gift wrap, the retail and display fixture businesses, and the drug store channel.

Cash flow generation remained strong with $21.6 million and $24.3 million provided by operating activities and investing activities, respectively. In addition, with the early retirement of the 11.75% Senior Subordinated Notes, the Corporation was able to reduce its ratio of debt to total capital from 34.4% to 27.6% during the quarter.

Results of Operations

Net income was $4.2 million, or $0.06 per share, in the quarter compared to net income of $19.7 million, or $0.27 per diluted share, in the prior year. The effect of the Corporation’s convertible subordinated notes have been excluded from the determination of diluted earnings per share for the quarter ended May 31, 2004, because the effect would have been antidilutive.

The Corporation’s results for the three months ended May 31, 2004 and 2003 are summarized below:

(In thousands)

	2004	% Net Sales	2003	% Net Sales	Fav (Unfav)
Net sales	$445,671	100.0%	$454,306	100.0%	(1.9%)

Material, labor and other production costs	187,212	42.0%	184,983	40.7%	(1.2%)
Selling, distribution and marketing	150,278	33.7%	149,858	33.0%	0.3%
Administrative and general	65,499	14.7%	66,125	14.6%	(0.9%)
Interest expense	52,694	11.8%	22,800	5.0%	(131.1%)
Other (income) expense	(16,925)	(3.8%)	(2,138)	(0.5%)	—

Total deductions	438,758	98.4%	421,628	92.8%	(4.1%)

Income before tax expense	6,913	1.6%	32,678	7.2%	(78.8%)
Income tax expense	2,675	0.6%	12,973	2.9%	79.4%

Net income	$4,238	1.0%	$19,705	4.3%	(78.5%)

For the three months ended May 31, 2004, consolidated net sales were $445.7 million, down from $454.3 million in the prior year first quarter. This 1.9% decrease was the result of a 4.5% decline in net sales from ongoing operations at constant exchange rates offset by foreign currency exchange fluctuations, which improved sales comparisons by 2.6%. The Corporation experienced modest sales growth in its U.S. seasonal card and party goods businesses as well as in its U.K. and Internet businesses. These improvements were more than offset by lower performance in gift wrap, a continued downward trend in the retail business due to fewer stores and reduced comparative store sales, and a decline in the display fixture business due to the prior year’s completion of specific customer orders.

Unit and Pricing Analysis

Unit and pricing comparatives for the three months ended May 31, 2004 and 2003 are summarized below:

			Increase (Decrease)
			From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2004	2003	2004	2003	2004	2003
Unit volume	0.5%	-9.0%	1.2%	-8.0%	0.7%	-8.6%
Selling prices	-1.9%	-2.0%	0.4%	-5.0%	-1.0%	-3.1%
Overall Increase / (Decrease)	-1.4%	-11.0%	1.6%	-13.0%	-0.3%	-11.7%

Expense Overview

Material, labor and other production costs for the three months ended May 31, 2004 were $187.2 million, an increase from $185.0 million for the same period in the prior year. As a percentage of net sales, these costs were 42.0% in the current period and 40.7% for the three months ended May 31, 2003. The 130 basis point increase from the prior year is due to an approximate 300 basis point increase in costs, including retail markdowns at company owned stores, higher markdown sales and program closeout costs in the gift wrap and seasonal card businesses and higher production costs in the fixtures business. These decreases were partially offset by a favorable business mix of approximately 170 basis points as the lower margin retail and display fixture business contributed a lower percentage of the Corporation’s sales in the quarter.

Selling, distribution and marketing costs for the three months ended May 31, 2004 were $150.3 million, up slightly from the $149.9 million for the same period in the prior year. As a percentage of net sales, these costs increased from 33.0% for the three months ended May 31, 2003 to 33.7% in the three months ended May 31, 2004. Of the 80 basis point increase, increased licensing agency fees, as a result of higher licensing revenue, increased 100 basis points. This increase was partially offset by supply chain related cost savings including freight, field service, consulting, and marketing.

Administrative and general expenses were $65.5 million for the three months ended May 31, 2004, virtually flat, in both dollars and percent of sales, with the $66.1 million for the same period in the prior year. The continued wind-down of the Corporation’s corporate-owned life insurance program positively impacted the quarter compared to the prior year period.

Interest expense increased by $29.9 million to $52.7 million for the three months ended May 31, 2004 from $22.8 million for the same period in the prior year. This increase is due to $39.0 million of premium payments and the write-off of deferred financing costs associated with the repurchase of $186.2 million of the Corporation’s 11.75% Senior

Subordinated Notes, partially offset by interest savings from the extinguishment of the $118.0 million term loan during the quarter ended May 31, 2003 and the repurchase of $63.6 million of 11.75% Senior Subordinated Notes during the quarter ended November 30, 2003.

Other income — net increased to $16.9 million for the three months ended May 31, 2004, from $2.1 million in the same period in the prior year. The $14.8 million improvement included increased royalty revenue of $8.0 million, a foreign exchange improvement of $5.5 million and a $3.1 million gain on the sale of an investment in the current year.

The effective tax rates for the three months ending May 31, 2004 and 2003 were 38.7% and 39.7%, respectively. In the current year, the reduction in the effective tax rate is the result of the utilization of net operating loss carryforwards and the settlement of the Corporation’s COLI obligations.

Restructuring Activities

In Fiscal 2002, the Corporation undertook a restructure of the Corporation’s domestic and foreign manufacturing and distribution operations and recorded a charge of $56.7 million. All activities required to complete the restructure were substantially completed by February 28, 2002, with the exception of ongoing termination benefit payments, which will not be completed until 2007. The following table summarizes the remaining reserve associated with the 2002 restructure charge:

(In thousands)

Termination
(In thousands of dollars)	Benefits
Balance at March 1, 2004	$1,504
Cash expenditures	(277)

Balance at May 31, 2004	$1,227

Included in “Accrued liabilities” at May 31, 2004 is $1.2 million representing the portion of severance costs not yet disbursed.

Segment Information

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. The Corporation owns and operates approximately 590 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors. AG Interactive, formerly AmericanGreetings.com, is an electronic provider of social expression content through the Internet and wireless platforms.

The Corporation reviews segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

Social Expression Product Segment

	Three Months Ended May 31,
(In thousands)	2004	2003	% Change
Net Sales	$360,890	$369,584	(2.4%)
Segment Earnings	83,352	79,809	4.4%

Net sales excluding the impact of foreign exchange and intersegment items of the Social Expression Products segment, for the three months ended May 31, 2004, decreased $8.7 million or 2.4% from the same period in the prior year. This decrease was primarily due to weak performance in gift wrap partially offset by strong sales in party goods and seasonal cards.

Segment earnings excluding the impact of foreign exchange and intersegment items for the three months ended May 31, 2004, increased by $3.5 million in the current year. The segment earnings were negatively affected by lower net sales, which was more than offset by higher royalty income, lower field service costs and related benefits associated with the Corporation’s supply chain transformation initiative.

Retail Operations

	Three Months Ended May 31,
(In thousands)	2004	2003	% Change
Net Sales	$50,818	$56,225	(9.6%)
Segment Loss	(4,144)	(914)	(354.0%)

Net sales excluding the impact of foreign exchange in the Retail Operations segment decreased $5.4 million or 9.6% as comparable same-store sales decreased 8.3% for the three months ended May 31, 2004 compared to the same period in the prior year. This decrease was due to disappointing results in sales of seasonal cards, gift wrap and candles. The Corporation had 19 fewer stores than in the prior year quarter and ended the period with 589 operating outlets.

Segment earnings excluding the impact of foreign exchange was a loss of $4.1 million in the three months ending May 31, 2004, deteriorating $3.2 million from a loss of $0.9 million in the three months ending May 31, 2003. The decrease in earnings is mainly due to the reduced net sales and higher markdowns to clear slow moving inventories partially offset by savings in operating expenses, mainly store rent and payroll.

AG Interactive Segment

	Three Months Ended May 31,
(In thousands)	2004	2003	% Change
Net Sales	$9,445	$8,248	14.5%
Segment Earnings	363	393	(7.6%)

Net sales of AG Interactive increased $1.2 million for the three months ended May 31, 2004 compared to the same period in the prior year due to higher subscription revenue.

Segment earnings of $0.4 million for the three months ended May 31, 2004, was flat compared to the prior year quarter as the impact of the sales increase was offset by higher technology costs and the costs of new business initiatives.

Liquidity and Capital Resources

The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Statement of Financial Position for May 31, 2003 has been included.

During the quarter ended May 31, 2004, the Corporation continued the initiative to enhance its financial position. Cash provided by operating and investing activities was $45.9 million and the Corporation paid down debt of $186.2 million during the quarter, improving its debt to total capital ratio from 34.4% at February 29, 2004 to 27.6% at May 31, 2004. Total debt less cash at May 31, 2004 was $367.9 million, compared to $619.0 million at May 31, 2003.

Operating Activities

Operating activities provided $21.6 million in cash during the three months ended May 31, 2004, compared to $24.9 million in the prior year quarter.

Accounts receivable increased $9.5 million from February 29, 2004, compared to a decrease of $18.8 million in the same period in the prior year. The increase during the current year quarter relates to the timing of payments from several major customers. The change from the prior year quarter relates to improved collections during the year ended February 29, 2004, as compared to the year ended February 28, 2003. The prior year quarter’s performance included the impact of ramped up collection efforts, primarily in the seasonal gift wrap business. As a percentage of the prior twelve months’ net sales, net accounts receivable were 12.9% at May 31, 2004 compared to 14.9% at May 31, 2003, reflecting continued improved collections.

Inventories increased $18.7 million from February 29, 2004, compared to an increase of $29.6 million in the same period in the prior year. The lower inventory build in the three months ending May 31, 2004 as compared to the same period in the prior year is mainly due to efforts to better manage inventory levels in all businesses and lower inventory levels in the Retail Operations due to less stores and markdowns taken to move slower moving inventory. Inventories as a percentage of the prior twelve months’ material, labor and other production costs were 28.0% at May 31, 2004 compared to 35.5% at May 31, 2003.

Other current assets decreased $6.5 million from February 29, 2004, compared to a decrease of $32.4 in the prior year quarter. The difference relates to a refund of a tax overpayment in the prior year.

Deferred costs — net represents payments under agreements with retailers net of the related amortization of those payments. During the three months ended May 31, 2004, amortization exceeded payments by $33.5 million; in the three months ended May 31, 2003, payments exceeded amortization by $2.1 million. The current quarter amount reflects a lower level of additions for new or amended contracts than in the prior year quarter. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of deferred costs related to customer agreements. See “Critical Accounting Policies” below for further discussion related to the accounting treatment of customer agreements.

Investing Activities

Investing activities provided $24.3 million during the three months ended May 31, 2004, compared to $7.7 million in the same period in the prior year. The current year amount is primarily from the proceeds received from the sale of the marketable security investment of $19.1 million. The prior year was mainly the result of the surrender of several corporate owned life insurance plans in accordance with the settlement agreement with the Internal Revenue Service.

Financing Activities

Financing activities used $213.7 million during the three months ended May 31, 2004, compared to $129.9 million in the same period of the prior year. The current year amount relates primarily to the repurchase of the Corporation’s 11.75% Senior Subordinated Notes and the prior year amount relates primarily to the early retirement of the Corporation’s term loan.

Stock activity also provided and used a significant amount of cash during the current year quarter. There was a high amount of employee option exercises in the quarter due to a tranche of options nearing their expiration date. The receipt by the Corporation of the strike price on these options provided approximately $12 million during the quarter. In addition, the Corporation repurchased shares at a cost of approximately $9 million, primarily B shares, into its Treasury.

Credit Sources

Substantial credit sources are available to the Corporation. In total, the Corporation had available sources of approximately $400 million at May 31, 2004. This includes the Corporation’s $200 million Senior Secured Revolving Facility and its $200 million Accounts Receivable Securitization Financing. There were no outstanding balances under either of these arrangements at May 31, 2004.

On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002 to a $320 million facility. With the repayment of the term loan on April 7, 2003, the facility had a borrowing capacity of $195 million. At that date, the Corporation recorded a charge of $4.6 million for the write off of the related deferred financing costs and a premium payment associated with the repayment of the term loan. The amended and restated senior secured credit facility consists of a $200 million revolving facility maturing on May 10, 2008. The amended facility is secured by the domestic assets of the Corporation and a 65% interest in the common stock of its foreign subsidiaries. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and interest coverage. The credit facility places certain restrictions on the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses, to repurchase its own capital stock and allows payments of shareholder dividends up to a maximum of $20 million per year. These covenants are less restrictive than the covenants previously in place.

The Accounts Receivable Securitization Financing agreement matures in August 2004. The Corporation currently intends to renew this agreement prior to maturity.

During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.0 million for the payment of the premium associated with the notes repurchased as well as for the write-off of related deferred financing costs. At May 31, 2004, approximately $10 million of these notes remained outstanding. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 29, 2004, the end of its preceding fiscal year, to May 31, 2004, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31, 2003, the end of the corresponding fiscal quarter last year, to May 31, 2004, except for the changes discussed above and aside from normal seasonal fluctuations. The Corporation’s future operating cash flow and existing credit facilities are expected to meet currently anticipated funding requirements.

Critical Accounting Policies

Please refer to the discussion of the Corporation’s Critical Accounting Policies as disclosed in the Corporation’s Form 10-K for the year ended February 29, 2004.

Prospective Information

The statements contained in this document that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited to retail bankruptcies and consolidations, successful integration of acquisitions, a weak retail environment, consumer acceptance of products as priced and marketed, the impact of technology on core product sales and competitive terms of sale offered to customers. Risks pertaining specifically to AG Interactive include the viability of Internet advertising as a generator of revenue, and the public’s continued acceptance of paid electronic greetings and other social expression products.

Part 1, Item 3. Quantitative and Qualitative Disclosure about Market Risk

For further information, refer to the Corporation’s annual report on Form 10-K for the year ended February 29, 2004. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for the Corporation from February 29, 2004, the end of its preceding fiscal year, to May 31, 2004, the end of its most recent fiscal quarter except for the repurchase of $186.2 million in 11.75% senior subordinated notes during the fiscal quarter ended May 31, 2004.

Part 1, Item 4. Controls and Procedures

The Corporation’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of May 31, 2004. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of May 31, 2004. There were no material changes in the Corporation’s internal control over financial reporting during the first quarter of 2005.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

This matter was previously disclosed in the Form 10-K for the period ending February 29, 2004. This case was settled with no material impact to the Corporation.

2.	149 New Montgomery LLC v. Egreetings Network, Inc. San Francisco Superior Court – Case No. CGC 03427518

This matter was previously disclosed in the Form 10-K for the period ending February 29, 2004. This case was settled with no material impact to the Corporation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock of the Corporation made during the three months ended May 31, 2004, by American Greetings Corporation.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
		Average	Publicly	Purchased
	Total Number of	Price Paid	Announced	Under the
Period	Shares Repurchased	per Share	Plans	Plans
March 2004	Class A – 55,501 (1)	$22.26	—	—
	Class B – 242,082 (2)	$22.26	—	—
April 2004	—	$—	—	—
May 2004	Class B – 123,865 (2)	$21.59	—	—
Total	Class A – 55,501 (1)	$22.26	—	—
	Class B – 365,947 (2)	$22.04	—	—

(1) All of the Class A Common Shares were delivered to the Corporation by holders of options to purchase Class A Common Shares to satisfy the exercise price or tax obligations in connection with the exercise of options.

(2) All of the Class B Common Shares were repurchased by the Corporation for cash pursuant to its right of first refusal with respect to Class B Common Shares set forth in the Corporation’s Articles of Incorporation.

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

(4) a — Credit Agreement dated May 11, 2004, among the following: (i) the Registrant, (ii) National City Bank , as a LC issuer, swing line lender and as the lead arranger and global agent, (iii) KeyBank National Association, as lender and syndication agent, (iv) LaSalle Bank National Association, as lender, LC issuer and documentation agent, (v) Bank One, NA, as lender, (vi) PNC Bank, National Association, as lender, (vii) The Bank of Nova Scotia, as lender, (viii) The Northern Trust Company, as lender, (ix) The Bank of New York, as lender, and (x) Barclays Bank PLC, as lender. Certain exhibits and schedules to the credit agreement have been excluded and will be furnished to the Securities and Exchange Commission upon request.

(4) b — First supplemental indenture, dated May 12, 2004, to the Indenture dated June 29, 2001, with respect in the Registrant’s 11.75% Senior Subordinated Notes due 2008, between the Registrant, as issuer, and The Huntington National Bank, as Trustee.

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

On March 31, 2004, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation announced its earning for the fourth quarter and year ended February 29, 2004.

On March 31, 2004, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation announced its intent to make a tender offer for all of its outstanding 11.75% senior subordinated notes, due July 15, 2008, and a consent solicitation to amend the related note indenture.

On June 29, 2004, the Corporation filed Form 8-K with the Securities and Exchange Commission. This filing reported that the Corporation announced its earnings for the first quarter ended May 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/Joseph B. Cipollone

Joseph B. Cipollone Vice President Corporate Controller Chief Accounting Officer

July 9, 2004