Form 10-Q
period 2004-08-31
AMERICAN GREETINGS CORP
filed 2004-09-30
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number      1-13859

AMERICAN GREETINGS CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0065325

(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

One American Road, Cleveland, Ohio	44144

(Address of principal executive offices)	(Zip Code)

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

As of September 24, 2004, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common 64,116,617
Class B Common 4,398,357

AMERICAN GREETINGS CORPORATION
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2004	2003	2004	2003
Net sales	$391,893	$390,937	$824,929	$831,692
Costs and expenses:
Material, labor and other production costs	186,717	195,972	368,332	374,717
Selling, distribution and marketing	146,303	150,221	292,955	296,411
Administrative and general	57,505	54,427	121,642	118,947
Interest expense	9,163	17,537	61,857	40,337
Other (income) – net	(17,421)	(9,627)	(34,272)	(12,213)

Total costs and expenses	382,267	408,530	810,514	818,199

Income (loss) from continuing operations before income tax expense	9,626	(17,593)	14,415	13,493
Income tax expense (benefit)	3,726	(6,984)	5,579	5,357

Income (loss) from continuing operations	5,900	(10,609)	8,836	8,136
Income from discontinued operations, net of tax	1,010	914	2,312	1,874

Net income (loss)	$6,910	$(9,695)	$11,148	$10,010

Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.09	$(0.16)	$0.13	$0.12
Income from discontinued operations	0.01	0.01	0.03	0.03

Net income (loss)	$0.10	$(0.15)	$0.16	$0.15

Earnings (loss) per share – assuming dilution:
Income (loss) from continuing operations	$0.09	$(0.16)	$0.13	$0.12
Income from discontinued operations	0.01	0.01	0.03	0.03

Net income (loss)	$0.10	$(0.15)	$0.16	$0.15

Average number of shares outstanding	68,418,773	66,315,954	68,209,732	66,114,817
Average number of shares outstanding – assuming dilution	69,265,799	66,315,954	69,057,063	66,872,327

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	August 31, 2004	February 29, 2004	August 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$152,763	$285,450	$40,494
Trade accounts receivable, less allowances for sales returns of $39,329, $85,638 and $40,812, respectively, and for doubtful accounts of $17,398 $17,871 and $23,987, respectively	240,684	238,473	277,909
Inventories	308,977	238,612	362,946
Deferred and refundable income taxes	152,143	157,886	157,284
Assets of businesses held for sale	40,390	40,815	41,467
Prepaid expenses and other	218,930	234,392	238,150

Total current assets	1,113,887	1,195,628	1,118,250
Goodwill	231,886	223,697	209,166
Other assets	628,620	706,898	726,891
Property, plant and equipment – at cost	992,348	993,024	1,024,684
Less accumulated depreciation	652,049	635,234	660,802

Property, plant and equipment – net	340,299	357,790	363,882

	$2,314,692	$2,484,013	$2,418,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$—	$—	$13,082
Accounts payable	150,513	125,816	142,979
Accrued liabilities	101,951	129,773	136,329
Accrued compensation and benefits	65,891	70,896	62,357
Income taxes	15,012	14,513	9,288
Liabilities of businesses held for sale	4,462	5,338	4,456
Other current liabilities	76,831	78,243	95,358

Total current liabilities	414,660	424,579	463,849
Long-term debt	483,876	665,874	727,331
Other liabilities	105,480	96,325	111,336
Deferred income taxes	27,427	29,695	9,566
Shareholders’ equity	1,283,249	1,267,540	1,106,107

	$2,314,692	$2,484,013	$2,418,189

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$11,148	$10,010
Income from discontinued operations	2,312	1,874

Income from continuing operations	8,836	8,136
Adjustments to reconcile to net cash provided (used) by operating activities:
Restructuring	(384)	(1,547)
Gain on sale of investment	(3,095)	—
Loss (gain) on sale of fixed assets	1,127	(1,173)
Loss on extinguishment of debt	39,056	4,639
Depreciation and amortization	28,321	29,911
Deferred income taxes	(5,787)	15,097
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(390)	16,940
Increase in inventories	(72,229)	(89,192)
Decrease in other current assets	6,734	34,594
Decrease in deferred costs – net	71,006	21,625
Decrease in accounts payable and other liabilities	(968)	(75,023)
Other – net	(3,876)	562

Cash Provided (Used) by Operating Activities	68,351	(35,431)
INVESTING ACTIVITIES:
Property, plant & equipment additions	(15,019)	(17,123)
Proceeds from sale of fixed assets	115	2,106
Investment in corporate-owned life insurance	(1,005)	6,072
Other – net	27,337	(2,787)

Cash Provided (Used) by Investing Activities	11,428	(11,732)
FINANCING ACTIVITIES:
Reduction of long-term debt	(216,417)	(3,313)
Decrease in short-term debt	—	(118,233)
Sale of stock under benefit plans	18,739	6,106
Purchase of treasury shares	(9,363)	(266)

Cash Used by Financing Activities	(207,041)	(115,706)
CASH USED BY DISCONTINUED OPERATIONS	(2,789)	(6,363)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,636)	1,263

DECREASE IN CASH AND CASH EQUIVALENTS	(132,687)	(167,969)
Cash and Cash Equivalents at Beginning of Year	285,450	208,463

Cash and Cash Equivalents at End of Period	$152,763	$40,494

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three and Six Months Ended August 31, 2004 and 2003

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

These interim statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 29, 2004 of American Greetings Corporation (the “Corporation”), from which the Condensed Consolidated Statement of Financial Position at February 29, 2004, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2004 refers to the year ended February 29, 2004. The Corporation’s subsidiary, AG Interactive (formerly AmericanGreetings.com), is consolidated on a two-month lag corresponding with its fiscal year-end of December 31.

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

On May 19, 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2, which requires measures of the Accumulated Postretirement Benefit Obligation (“APBO”) and net periodic postretirement benefit cost to reflect the effects of The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Corporation is currently unable to determine the impact of FSP 106-2 on its consolidated financial statements. See Note 11 for further discussion.

Note 4 – Other (Income) – Net

During the three months ended August 31, 2004, “Other (income) – net” included a one-time receipt of $10.0 million as a result of the Corporation substantially modifying certain agreements related to its licensing activities, $1.5 million of interest income and $1.4 million of royalty revenue. In the prior year second quarter, “Other (income) – net” included $3.8 million of royalty revenue and $3.5 million of foreign exchange gain.

During the six months ended August 31, 2004, “Other (income) – net” included $11.9 million of royalty revenue, the $10.0 million one-time receipt related to licensing activities discussed above and $3.1 million of income on the sale of an equity investment. In the prior year six months, “Other (income) – net” included $6.3 million of royalty revenue and $1.4 million of interest income. The proceeds received from the sale of the investment totaling $19.1 million are included in “Other — net” investing activities in the Condensed Consolidated Statement of Cash Flows for the period. The agency fee expenses related to the royalty revenue are included in “Selling, distribution and marketing” on the Condensed Consolidated Statement of Operations. The agency fee expenses totaled $4.8 million and $3.4 million in the six months ended August 31, 2004 and 2003, respectively.

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

Termination
(In thousands)	Benefits
Balance at March 1, 2004	$1,504
Cash expenditures	(384)

Balance at August 31, 2004	$1,120

Included in “Accrued liabilities” at August 31, 2004 is $1.1 million representing the portion of severance costs not yet disbursed.

Note 6 – Earnings Per Share

The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share - assuming dilution:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2004	2003	2004	2003
Numerator (in thousands):
Income (loss) from continuing operations	$5,900	$(10,609)	$8,836	$8,136

Denominator (in thousands):
Weighted average shares outstanding	68,419	66,316	68,210	66,115
Effect of dilutive securities:
Stock options	847	—	847	757

Weighted average shares outstanding – assuming dilution	69,266	66,316	69,057	66,872

Income (loss) from continuing operations per share	$0.09	$(0.16)	$0.13	$0.12

Income (loss) from continuing operations per share – assuming dilution	$0.09	$(0.16)	$0.13	$0.12

Certain stock options have been excluded for the periods presented because the effect would have been antidilutive. In addition, the effect of the convertible subordinated notes has been excluded for all periods presented because the effect would have been antidilutive.

Note 7 – Comprehensive Income (Loss)

The Corporation’s total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2004	2003	2004	2003
Net income (loss)	$6,910	$(9,695)	$11,148	$10,010
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,519)	(10,299)	(10,566)	11,356
Unrealized gains on securities	253	—	253	—

Total comprehensive income (loss)	$3,644	$(19,994)	$835	$21,366

Note 8 – Inventories

(In thousands)	August 31, 2004	February 29, 2004	August 31, 2003
Raw materials	$38,142	$37,514	$50,444
Work in process	25,792	30,047	35,484
Finished products	286,454	212,252	317,718

	350,388	279,813	403,646
Less LIFO reserve	70,606	73,213	78,208

	279,782	206,600	325,438
Display materials and factory supplies	29,195	32,012	37,508

Inventories	$308,977	$238,612	$362,946

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

The Corporation classifies the total contractual amount of the incentive consideration committed to the customer but not yet earned as a deferred cost asset at the inception of an agreement, or any future amendments. Deferred costs estimated to be earned by the customer and charged to operations during the next twelve months are classified as “Prepaid expenses and other” in the Condensed Consolidated Statement of Financial Position, and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets.”

A portion of the total consideration may be payable by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” in the Condensed Consolidated Statement of Financial Position, and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains adequate reserves for deferred costs related to supply agreements and does not expect that the non-completion of any particular contract would result in a material loss.

As of August 31, 2004, February 29, 2004 and August 31, 2003, deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	August 31, 2004	February 29, 2004	August 31, 2003
Prepaid expenses and other	$169,770	$187,844	$195,793
Other assets	568,247	630,445	655,204

Deferred cost assets	738,017	818,289	850,997
Other current liabilities	(52,621)	(58,047)	(71,867)
Other liabilities	(67,549)	(69,493)	(81,030)

Deferred cost liabilities	(120,170)	(127,540)	(152,897)

Net deferred costs	$617,847	$690,749	$698,100

Note 10 – Debt

On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002 to a $320 million facility. With the repayment of the term loan on April 7, 2003, the facility had a borrowing capacity of $195 million. At that date, the Corporation recorded a charge of $4.6 million for the write-off of the related deferred financing costs and a premium payment associated with the repayment of the term loan. The amended and restated senior secured credit facility consists of a $200 million revolving facility maturing on May 10, 2008. At August 31, 2004, there were no outstanding balances under this facility.

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

The Corporation is also party to a three-year Accounts Receivable Securitization Financing agreement that provides for financing up to $200 million and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. On August 2, 2004, the agreement was amended to extend the maturity date to August 1, 2007. At August 31, 2004, there were no outstanding balances under this agreement.

During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.1 million, included in interest expense on the Condensed Consolidated Statement of Operations, for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. At August 31, 2004, approximately $10 million of these notes remained outstanding. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes.

At August 31, 2004, the Corporation was in compliance with its debt covenants.

At August 31, 2004, February 29, 2004 and August 31, 2003, debt due within one year consisted of the following:

(In thousands)	August 31, 2004	February 29, 2004	August 31, 2003
Current maturities of long-term debt	$—	$—	$2,914
Other short-term debt	—	—	10,168

	$—	$—	$13,082

At August 31, 2004, February 29, 2004 and August 31, 2003, long-term debt consisted of the following:

(In thousands)	August 31, 2004	February 29, 2004	August 31, 2003
6.10% Senior Notes, due July 2028	$298,310	$298,122	$297,940
11.75% Senior Subordinated Notes, due July 2008	9,990	192,162	253,785
7.00% Convertible Subordinated Notes, due July 2006	175,000	175,000	175,000
Other	576	590	3,520

	$483,876	$665,874	$730,245
Less Current Maturities	—	—	2,914

	$483,876	$665,874	$727,331

The 7.00% convertible subordinated notes are convertible at the option of the holders into shares of the Corporation’s common stock at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 thousand principal amount of notes.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2004	2003	2004	2003
Service cost	$112	$97	$224	$195
Interest cost	1,851	1,705	3,692	3,410
Expected return on plan assets	(1,428)	(1,320)	(2,843)	(2,640)
Amortization of actuarial loss	22	—	22	—

	$557	$482	$1,095	$965

	Postretirement Benefit
	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2004	2003	2004	2003
Service cost	$628	$475	$1,256	$950
Interest cost	2,221	1,775	4,442	3,550
Expected return on plan assets	(1,336)	(1,125)	(2,672)	(2,250)
Amortization of prior service cost	(1,559)	(1,400)	(3,118)	(2,800)
Amortization of actuarial loss	1,546	1,525	3,092	3,050

	$1,500	$1,250	$3,000	$2,500

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Under FASB Staff Position 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” issued on January 12, 2004, the Corporation elected to defer accounting for the effects of the Act until further authoritative guidance was issued. On May 19, 2004, the FASB issued FSP 106-2, (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2, which requires measures of the APBO and net periodic postretirement benefit cost to reflect the effects of the Act, supersedes FSP 106-1. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. As a result, the reported postretirement benefit cost for the quarter and six months ended August 31, 2004, does not reflect the effects of the Act on the Corporation’s postretirement benefit plan.

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the six months ended August 31, 2004 was $2.5 million, compared to zero in the prior year period. The profit-sharing plan expense for the six month periods are estimates as actual contributions to the profit-sharing plan will be made after fiscal year end and are contingent upon final year end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expenses recognized for the three and six month periods ended August 31, 2004 were $1.0 million and $2.3 million ($1.3 million and $2.6 million for the three and six month periods ended August 31, 2003), respectively.

Note 12 – Stock-Based Compensation

The Corporation has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock options granted to employees and directors. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of SFAS 123:

	Three Months ended		Six Months ended
	August 31,		August 31,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss) as reported	$6,910	$(9,695)	$11,148	$10,010
Employee stock-based compensation expense determined under fair value based method, net of tax	1,735	1,464	3,065	2,927

Pro forma net income (loss)	$5,175	$(11,159)	$8,083	$7,083

Earnings (loss) per share:
As reported	$0.10	$(0.15)	$0.16	$0.15
Pro forma	0.08	(0.17)	0.12	0.11
Earnings (loss) per share – assuming dilution:
As reported	$0.10	$(0.15)	$0.16	$0.15
Pro forma	0.07	(0.17)	0.12	0.11

During the first quarter of fiscal 2005, shares held in trust related to a deferred compensation plan were withdrawn from the trust. This transaction had no impact on the Corporation’s results of operations during the six months ended August 31, 2004.

Note 13 – Business Segment Information

The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel, and is managed by geographic location.

The Corporation owns and operates 584 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors.

AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.

Non-reportable operating segments include the design, manufacture and sale of display fixtures.

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

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2004	2003	2004	2003
Net Sales:
Social Expression Products	$335,011	$339,149	$710,726	$725,807
Intersegment items	(17,323)	(23,207)	(32,148)	(40,281)
Exchange rate adjustment	5,558	(1,357)	11,783	(5,965)

Net	323,246	314,585	690,361	679,561
Retail Operations	48,048	54,141	98,866	110,366
Exchange rate adjustment	400	(114)	617	(929)

Net	48,448	54,027	99,483	109,437
AG Interactive	12,959	8,699	22,404	16,947
Non-reportable segments	8,188	13,173	13,578	26,750
Unallocated items - net	(948)	453	(897)	(1,003)

Consolidated	$391,893	$390,937	$824,929	$831,692

Segment Earnings:
Social Expression Products	$60,270	$34,013	$154,559	$126,624
Intersegment items	(12,294)	(16,257)	(23,231)	(29,059)
Exchange rate adjustment	726	(174)	1,557	(816)

Net	48,702	17,582	132,885	96,749
Retail Operations	(11,376)	(8,602)	(15,520)	(9,516)
Exchange rate adjustment	(4)	33	11	(30)

Net	(11,380)	(8,569)	(15,509)	(9,546)
AG Interactive	(2,046)	1,737	(1,683)	2,130
Non-reportable segments	(2,143)	(3,776)	(9,049)	(1,998)
Unallocated items - net	(23,519)	(24,577)	(92,244)	(73,755)
Exchange rate adjustment	12	10	15	(87)

Net	(23,507)	(24,567)	(92,229)	(73,842)

Consolidated	$9,626	$(17,593)	$14,415	$13,493

During the second quarter of 2005, the AG Interactive segment acquired 100% of the equity interests of MIDIRingTones, LLC and K-MOBILE S.A. MIDIRingTones is a mobile entertainment company that creates, licenses and sells mobile content for cellular phones including polyphonic ringtones and color graphics. AG Interactive acquired the net assets of MIDIRingTones valued at approximately $1 million and recorded goodwill of approximately $3 million. K-MOBILE is an established European mobile content provider. AG Interactive issued shares to acquire the net assets of K-MOBILE valued at approximately $2 million and recorded goodwill of approximately $10 million. As the K-MOBILE acquisition was a non-cash transaction, it is not reflected in the Condensed Consolidated Statement of Cash Flows. As a result of AG Interactive’s acquisition of K-MOBILE, the Corporation’s ownership interest in AG Interactive decreased from 92% to 83%. The financial results of these two acquisitions are included in the Corporation’s consolidated results from their respective dates of acquisition. The pro forma results of operations have not been presented because the effects of these acquisitions were not deemed material.

Note 14 – Discontinued Operations

On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business to AAiFosterGrant, a unit of sunglasses maker Foster Grant. The sale reflects the Corporation’s strategy to focus on resources closely related to its core social expression business. The sale is expected to be completed early in the third quarter of fiscal 2005.

The expected disposition of Magnivision in the third quarter qualifies it as a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Corporation’s condensed consolidated financial statements and related notes have been presented to reflect Magnivision as a discontinued operation for all periods. Magnivision was previously included within the Corporation’s “non-reportable segments.”

The following summarizes the results of discontinued operations for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	August 31,		August 31,
	2004	2003	2004	2003
Net sales	$13,024	$12,608	$25,658	$26,159
Pretax income from operations	1,647	1,516	3,771	3,108
Income tax expense	637	602	1,459	1,234

Income from discontinued operations	$1,010	$914	$2,312	$1,874

Assets of businesses held for sale and Liabilities of businesses held for sale include the following:

(In thousands)	August 31, 2004	February 29, 2004	August 31, 2003
Assets of businesses held for sale:
Current assets	$23,077	$22,154	$20,972
Other assets	6,566	7,318	7,797
Fixed assets	10,747	11,343	12,698

	$40,390	$40,815	$41,467

Liabilities of businesses held for sale:
Current liabilities	$2,844	$3,722	$2,997
Noncurrent liabilities	1,618	1,616	1,459

	$4,462	$5,338	$4,456

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended August 31, 2004, the Corporation recognized net income of $6.9 million compared to a loss of $9.7 million in the prior year quarter. Compared to the prior year, the current quarter results were favorably impacted by improved gross margins as a result of supply chain improvements, lower interest expense as a result of early debt retirements during the past several quarters and a pretax gain of $10.0 million as a result of the modification of certain agreements relating to its licensing activities.

Cash flow generation remained strong during the second quarter with operating and investing activities providing $26.5 million. During the six months ended August 31, 2004, cash flow provided by operating and investing activities was $79.8 million compared to a usage of $47.2 million in the prior year six month period. The Corporation has reduced its ratio of debt to total capital from 34.4% to 27.4% during the current fiscal year.

During the second quarter, the Corporation announced it has signed a letter of agreement to sell its Magnivision nonprescription reading glasses business. This transaction reflects the Corporation’s strategy to focus on resources closely related to its core social expression business. Accordingly, the results of Magnivision are presented as a discontinued operation for all periods presented in the Corporation’s condensed consolidated financial statements. The sale is expected to be completed early in the third quarter of fiscal 2005. For further information on the discontinued operations, refer to the notes to the condensed consolidated financial statements No.14, Discontinued Operations.

Results of Operations

Three months ended August 31, 2004

Net income was $6.9 million, or $0.10 per share, in the quarter compared to net loss of $9.7 million, or $0.15 per share, in the prior year second quarter (all per-share amounts assume dilution).

The Corporation’s results for the three months ended August 31, 2004 and 2003 are summarized below:

		% Net		% Net	Fav
(In thousands)	2004	Sales	2003	Sales	(Unfav)
Net sales	$391,893	100.0%	$390,937	100.0%	0.2%
Material, labor and other production costs	186,717	47.6%	195,972	50.1%	4.7%
Selling, distribution and marketing	146,303	37.3%	150,221	38.4%	2.6%
Administrative and general	57,505	14.7%	54,427	13.9%	(5.7%)
Interest expense	9,163	2.3%	17,537	4.5%	47.8%
Other (income) - net	(17,421)	(4.4%)	(9,627)	(2.4%)	81.0%

Total deductions	382,267	97.5%	408,530	104.5%	6.4%

Income (loss) from continuing operations before tax expense (benefit)	9,626	2.5%	(17,593)	(4.5%)	154.7%
Income tax expense (benefit)	3,726	1.0%	(6,984)	(1.8%)	(153.4%)

Income (loss) from continuing operations	5,900	1.5%	(10,609)	(2.7%)	155.6%
Income from discontinued operations, net of tax	1,010	0.3%	914	0.2%	10.5%

Net income (loss)	$6,910	1.8%	$(9,695)	(2.5%)	171.3%

For the three months ended August 31, 2004, consolidated net sales were $391.9 million, up from $390.9 million in the prior year second quarter. This 0.2% increase was the result of a 1.5% decline in net sales from ongoing operations at constant exchange rates offset by foreign currency exchange fluctuations. The 1.5% decrease was due to lower seasonal sales as a result of delayed shipments of fall products as compared to the prior year, the continued downward trend in the retail business due to fewer stores and reduced comparative store sales, and a decline in the display fixture business due to lower sales to outside customers. These decreases were partially offset by reduced implementation costs in the current year due to the prior year integration of a new major customer and growth in the AG Interactive business due to two acquisitions during the quarter.

Unit and Pricing Analysis

Unit and pricing comparatives for the three months ended August 31, 2004 and 2003 are summarized below:

			Increase (Decrease)
			From the Prior Year

	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2004	2003	2004	2003	2004	2003
Unit volume	(2.1%)	2.2%	(19.7%)	(2.1%)	(3.9%)	3.0%
Selling prices	—	1.0%	5.8%	(3.5%)	0.3%	(1.0%)
Overall Increase / (Decrease)	(2.1%)	3.2%	(15.0%)	(5.5%)	(3.6%)	2.0%

For seasonal cards, the 19.7% decrease in unit volume and 5.8% increase in selling prices was the direct result of a change in product mix caused by the delayed shipments of fall seasonal cards. Since fall seasonal programs are generally lower priced cards, the delayed shipments caused negative unit variances and positive price variances compared to the prior year second quarter. Further, since the second quarter is the smallest seasonal card quarter, the variances appear large on a percentage basis. When these products ship in the third quarter, the unit and pricing variances will swing back albeit at a smaller percentage basis due to the heavy Christmas volume in the quarter.

Expense Overview

Material, labor and other production costs for the three months ended August 31, 2004 were $186.7 million, a decrease from $196.0 million for the same period in the prior year. As a percentage of net sales, these costs were 47.6% in the current period and 50.1% for the three months ended August 31, 2003. The 250 basis point decrease from the prior year is due to an approximate 200 basis point decrease in spending, primarily reduced costs of implementing supply chain improvements and lower inventory costs in the fixtures business. Favorable mix contributed an additional 50 basis points due primarily to lower sales of relatively higher cost display fixtures.

Selling, distribution and marketing costs for the three months ended August 31, 2004 were $146.3 million, down from the $150.2 million for the same period in the prior year. As a percentage of net sales, these costs decreased from 38.4% for the three months ended August 31, 2003 to 37.3% for the three months ended August 31, 2004. Of the 110 basis point decrease, approximately 200 basis points related to lower costs of implementing supply chain improvements, reduced merchandiser costs and lower store operating expenses in the retail business, mainly store rent and payroll, due to operating efficiencies and less stores. These improvements were partially offset by increased spending of approximately 90 basis points in the AG Interactive business related to the acquisitions made during the quarter.

Administrative and general expenses were $57.5 million for the three months ended August 31, 2004, an increase from $54.4 million for the same period in the prior year. The $3.1 million increase is due to increased profit sharing expense, reorganization costs in the display fixtures business and reduced benefits related to the wind-down of the Corporation’s corporate-owned life insurance (COLI) program. These increases were partially offset by lower bad debt expense as a result of strong collections on specific accounts receivable previously considered uncollectible.

Interest expense decreased by $8.3 million to $9.2 million for the three months ended August 31, 2004 from $17.5 million for the same period in the prior year. This decrease is due to the interest savings from the repurchase of $186.2 million of the Corporation’s 11.75% Senior Subordinated Notes during the quarter ended May 31, 2004 and the repurchase of $63.6 million of 11.75% Senior Subordinated Notes during the quarter ended November 30, 2003.

Other income – net increased to $17.4 million for the three months ended August 31, 2004, from $9.6 million in the same period in the prior year. The $7.8 million improvement included the receipt of a one-time payment for past performance of $10.0 million as a result of the Corporation substantially modifying certain agreements related to its licensing activities offset by lower royalty revenue of $2.4 million.

The effective tax rates for the three months ended August 31, 2004 and 2003 were 38.7% and 39.7%, respectively. The Corporation’s August 31, 2004 effective tax rate reflects an estimate of the Corporation’s annual effective tax rate for the current year.

Six months ended August 31, 2004

Net income was $11.1 million, or $0.16 per share, in the six months ended August 31, 2004, compared to net income of $10.0 million, or $0.15 per share, in the prior year period.

The Corporation’s results for the six months ended August 31, 2004 and 2003 are summarized below:

(In thousands)	2004	% Net Sales	2003	% Net Sales	Fav (Unfav)
Net sales	$824,929	100.0%	$831,692	100.0%	(0.8%)
Material, labor and other production costs	368,332	44.7%	374,717	45.1%	1.7%
Selling, distribution and marketing	292,955	35.5%	296,411	35.6%	1.2%
Administrative and general	121,642	14.7%	118,947	14.3%	(2.3%)
Interest expense	61,857	7.5%	40,337	4.8%	(53.4%)
Other (income) - net	(34,272)	(4.2%)	(12,213)	(1.4%)	180.6%

Total deductions	810,514	98.2%	818,199	98.4%	0.9%

Income from continuing operations before tax expense	14,415	1.8%	13,493	1.6%	6.8%
Income tax expense	5,579	0.7%	5,357	0.6%	(4.1%)

Income from continuing operations	8,836	1.1%	8,136	1.0%	8.6%
Income from discontinued operations, net of tax	2,312	0.3%	1,874	0.2%	23.4%

Net income	$11,148	1.4%	$10,010	1.2%	11.4%

For the six months ended August 31, 2004, consolidated net sales were $824.9 million, down from $831.7 million in the same period in the prior year. This 0.8% decrease was the result of a 3.1% decline in net sales from ongoing operations at constant exchange rates offset by foreign currency exchange fluctuations, which improved sales comparisons by 2.3%. The 3.1% decrease was due to lower seasonal sales as a result of delayed shipments of fall products as compared to the prior year, the continued downward trend in the retail business due to fewer stores and reduced comparative store sales, reduced promotional gift wrap programs, and a decline in the display fixtures business due to lower sales to outside customers. These decreases were partially offset by reduced allowances in the current year related to the prior year integration of a new major customer and growth in the AG Interactive business due to two acquisitions during the current year second quarter.

Unit and Pricing Analysis

Unit and pricing comparatives for the six months ended August 31, 2004 and 2003 are summarized below:

			Increase (Decrease)
			From the Prior Year

	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2004	2003	2004	2003	2004	2003
Unit volume	(0.8%)	(3.9%)	(3.7%)	(3.9%)	(1.5%)	(4.3%)
Selling prices	(0.9%)	(0.6%)	2.3%	(3.8%)	(0.2%)	(1.1%)
Overall Increase / (Decrease)	(1.8%)	(4.4%)	(1.5%)	(7.7%)	(1.7%)	(5.4%)

Expense Overview

Material, labor and other production costs for the six months ended August 31, 2004 were $368.3 million, a decrease from $374.7 million for the same period in the prior year. As a percentage of net sales, these costs were 44.7% in the current period and 45.1% for the six months ended August 31, 2003. The 40 basis point decrease from the prior year is due to a favorable mix as the lower margin display fixtures business contributed a lower percentage of the Corporation’s sales.

Selling, distribution and marketing costs for the six months ended August 31, 2004 were $293.0 million, down from the $296.4 million for the same period in the prior year. As a percentage of net sales, these costs decreased slightly from 35.6% for the six months ended August 31, 2003 to 35.5% for the six months ended August 31, 2004. Of the 10 basis point decrease, lower costs of implementing supply chain improvements, reduced merchandiser costs and lower store operating expenses in the retail business contributed 140 basis points. These improvements were substantially offset by increased licensing agency fees (as a result of higher licensing revenue) and higher costs in the AG Interactive business due to the acquisitions.

Administrative and general expenses were $121.6 million for the six months ended August 31, 2004, an increase from $118.9 million for the same period in the prior year. The $2.7 million increase is due to increased profit sharing expense and reduced benefits related to the wind-down of the COLI program. These increases were partially offset by lower bad debt expense as a result of strong collections on accounts receivable previously considered uncollectible.

Interest expense increased by $21.6 million to $61.9 million for the six months ended August 31, 2004 from $40.3 million for the same period in the prior year. This increase is due to $39.1 million of premium payments and other fees and the write-off of deferred financing costs associated with the repurchase of $186.2 million of the Corporation’s 11.75% Senior

Subordinated Notes during the quarter ended May 31, 2004, partially offset by interest savings from that repurchase, the extinguishment of the $118.0 million term loan during the quarter ended May 31, 2003 and the repurchase of $63.6 million of 11.75% Senior Subordinated Notes during the quarter ended November 30, 2003.

Other income – net increased to $34.3 million for the six months ended August 31, 2004, from $12.2 million in the same period in the prior year. The $22.1 million improvement included the receipt of a one-time payment of $10.0 million as a result of the Corporation substantially modifying certain agreements relating to its licensing activities, increased royalty revenue of $5.6 million, a foreign exchange improvement of $2.0 million and a $3.1 million gain on the sale of an investment in the current year.

The effective tax rates for the six months ended August 31, 2004 and 2003 were 38.7% and 39.7%, respectively. The Corporation’s August 31, 2004 effective tax rate reflects an estimate of the Corporation’s annual effective tax rate for the current year.

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

(In thousands)	Termination Benefits
Balance at March 1, 2004	$1,504
Cash expenditures	(384)

Balance at August 31, 2004	$1,120

Included in “Accrued liabilities” at August 31, 2004 is $1.1 million representing the portion of severance costs not yet disbursed.

Segment Information

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. The Corporation owns and operates 584 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors. AG Interactive, formerly AmericanGreetings.com, is an electronic provider of social expression content through the Internet and wireless platforms.

The Corporation reviews segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

Social Expression Products Segment

	Three Months Ended			Six Months Ended
	August 31,			August 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Net Sales	$317,688	$315,942	0.6%	$678,578	$685,526	(1.0%)
Segment Earnings	47,976	17,756	170.2%	131,328	97,565	34.6%

Net sales of the Social Expression Products segment excluding the impact of foreign exchange and intersegment items, for the three months ended August 31, 2004, increased $1.7 million or 0.6% from the same period in the prior year. This increase was due to improvements in the international greeting card businesses and improved overall returns performance on seasonal cards, offset by lower seasonal sales as a result of delayed shipments of fall products as compared to the prior year. For the six months ended August 31, 2004, net sales decreased $6.9 million or 1.0% from the prior year period. This decrease is primarily related to lower seasonal sales from the delayed shipments partially offset by improvements in the international greeting card business and reduced field service costs.

Segment earnings excluding the impact of foreign exchange and intersegment items for the three months ended August 31, 2004, increased $30.2 million compared to the prior year period. Segment earnings during six months ended August 31, 2004, improved $33.8 million compared to the prior year period. These improvements are primarily the result of higher licensing income, lower bad debt expense, reduced costs of implementing supply chain improvements, and lower field service costs related to the prior year integration of a new major customer.

Retail Operations Segment

	Three Months Ended			Six Months Ended
	August 31,			August 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Net Sales	$48,048	$54,141	(11.3%)	$98,866	$110,366	(10.4%)
Segment Earnings	(11,376)	(8,602)	(32.2%)	(15,520)	(9,516)	(63.1%)

Net sales excluding the impact of foreign exchange in the Retail Operations segment decreased $6.1 million or 11.3% as comparable same-store sales decreased 7.8% for the three months ended August 31, 2004 compared to the same period in the prior year. For the six months ended August 31, 2004, net sales decreased $11.5 million or 10.4% as same-store sales decreased 8.1% compared to the same period in the prior year. This decrease was due to disappointing results in sales across product categories and increased promotional pricing. The average number of stores during the six month period ended August 31, 2004, was 26 less than in the prior year six month period and the Corporation ended the period with 584 operating outlets compared to 632 in the prior year.

Segment earnings excluding the impact of foreign exchange was a loss of $11.4 million in the three months ended August 31, 2004, compared to a loss of $8.6 million in the three months ended August 31, 2003. For the six months ended August 31, 2004, segment earnings was a loss of $15.5 million, compared to a loss of $9.5 million in the prior year period. The increased loss is mainly due to the reduced net sales and higher markdowns to clear slow moving inventories, partially offset by savings in operating expenses, mainly store rent and payroll, due to operating efficiencies and less stores.

AG Interactive Segment

	Three Months Ended			Six Months Ended
	August 31,			August 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Net Sales	$12,959	$8,699	49.0%	$22,404	$16,947	32.2%
Segment Earnings	(2,046)	1,737	(217.8%)	(1,683)	2,130	(179.0%)

Net sales of AG Interactive increased $4.3 million for the three months ended August 31, 2004, compared to the same period in the prior year. For the six months ended August 31, 2004, net sales increased $5.5 million compared to the same period in the prior year. These improvements are a result of higher subscription revenue and business acquisitions within the AG Mobile wireless division during the second quarter.

Segment earnings decreased $3.8 million for both the three months and six months ended August 31, 2004, compared to the prior year periods as the impact of sales increases were offset by acquisition costs, higher technology costs and the cost of new business initiatives.

Liquidity and Capital Resources

The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position for August 31, 2003 has been included.

During the six months ended August 31, 2004, the Corporation continued the initiative to enhance its financial position and as a result, generated cash from operating and investing activities of $79.8 million. With the early retirement of $186.2 million of debt, the Corporation improving its debt to total capital ratio from 34.4% to 27.4% during the six month period. Total debt less cash at August 31, 2004 was $331.1 million, compared to $699.9 million at August 31, 2003.

Operating Activities

Operating activities provided $68.4 million in cash during the six months ended August 31, 2004, compared to using $35.4 million of cash in the same period in the prior year.

Accounts receivable increased $0.4 million from February 29, 2004, compared to a decrease of $16.9 million in the same period in the prior year. The prior year decrease of $16.9 million reflected the lower net sales in the Social Expression Products segment and an improvement in the aging of the accounts receivable.

Inventories increased $72.2 million from February 29, 2004, compared to an increase of $89.2 million in the same period in the prior year. The lower inventory build in the six months ended August 31, 2004, as compared to the same period in the prior year, is mainly due to lower display fixture inventory in the current year related to the integration of a new major customer in the prior year and lower inventory levels in the Retail Operations segment due to less stores and markdowns taken to move slower moving inventory. These improvements were partially offset by higher inventory levels of seasonal products due to later shipments compared to the prior year.

Other current assets decreased $6.7 million from February 29, 2004, compared to a decrease of $34.6 in the same period in the prior year. The difference relates to the prior year tax refund of estimated payments and COLI benefits due to policy surrenders made in the prior year.

Deferred costs — net represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 31, 2004, amortization exceeded payments by $71.0 million; in the six months ended August 31, 2003, amortization exceeded payments by $21.6 million. The current year amount reflects a lower level of payments for new or amended contracts as well as payments due on existing contracts than in the prior year six months. See Note 9 to the condensed consolidated financial statements for further discussion of deferred costs related to customer agreements.

Accounts payable and other liabilities decreased $1.0 million during the six months ended August 31, 2004, compared to a decrease of $75.0 million is the prior year period. The decrease in the prior year reflected a decrease in trade payables, payments made to decrease various compensation related liabilities and approximately $24 million of state income tax payments related to the Corporation’s liability associated with its COLI program.

Investing Activities

Investing activities provided $11.4 million in cash during the six months ended August 31, 2004, compared to using $11.7 million in the same period in the prior year. The increase of $23.1 million is primarily due to the proceeds received from the sale of the marketable security investment of $19.1 million. Included in investing activities in the current year is a payment of $3.8 million related to the MIDIRingTones, LLC acquisition. As the K-MOBILE acquisition was a non-cash transaction, it is not reflected in the Condensed Consolidated Statement of Cash Flows.

Financing Activities

Financing activities used $207.0 million of cash during the six months ended August 31, 2004, compared to $115.7 million in the same period of the prior year. The current year amount relates primarily to the repurchase of the Corporation’s 11.75% Senior Subordinated Notes and the prior year amount relates primarily to the early retirement of the Corporation’s term loan.

Stock activity also provided and used a significant amount of cash during the current year six months. There was a high amount of employee option exercises due to a tranche of options nearing their expiration date. The receipt by the Corporation of the strike price on these options provided approximately $19 million during the six months. In addition, the Corporation repurchased shares at a cost of approximately $9 million, primarily B shares, into its Treasury.

In September 2004, the Corporation announced the initiation of a quarterly cash dividend of $0.06 per common share beginning in October 2004.

Credit Sources

Substantial credit sources are available to the Corporation. In total, the Corporation had available sources of approximately $400 million at August 31, 2004. This includes the Corporation’s $200 million Senior Secured Revolving Credit Facility and its $200 million Accounts Receivable Securitization Financing. There were no outstanding balances under either of these arrangements at August 31, 2004.

On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002 to a $320 million facility. With the repayment of the term loan on April 7, 2003, the facility had a borrowing capacity of $195 million. At that date, the Corporation recorded a charge of $4.6 million for the write-off of the related deferred financing costs and a premium payment associated with the repayment of the term loan. The amended and restated senior secured credit facility consists of a $200 million revolving facility maturing on May 10, 2008. The amended facility is secured by the domestic assets of the Corporation and a 65% interest in the common stock of its foreign subsidiaries. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and interest coverage. The credit facility places certain restrictions on the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses, to repurchase its own capital stock and allows payments of shareholder dividends up to a maximum of $20 million per year. These covenants are less restrictive than the covenants previously in place.

The Accounts Receivable Securitization Financing agreement was amended on August 2, 2004, to extend the maturity date to August 1, 2007.

During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.1 million for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. At August 31, 2004, approximately $10 million of these notes remained outstanding. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 29, 2004, the end of its preceding fiscal year, to August 31, 2004, the end of its last fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31, 2003, the end of the corresponding fiscal quarter last year, to August 31, 2004, except for the changes discussed above and aside from normal seasonal fluctuations. The Corporation’s future operating cash flow and existing credit facilities are expected to meet currently anticipated funding requirements.

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

Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to the Corporation’s annual report on Form 10-K for the year ended February 29, 2004. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for the Corporation from February 29, 2004, the end of its preceding fiscal year, to August 31, 2004, the end of its most recent fiscal quarter except for the repurchase of $186.2 million in 11.75% senior subordinated notes during the fiscal quarter ended May 31, 2004.

Part I, Item 4. Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of August 31, 2004. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of August 31, 2004. There were no material changes in the Corporation’s internal control over financial reporting during the second quarter of 2005.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is involved in certain legal actions and claims arising in the ordinary course of business. The Corporation does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases of common stock of the Corporation made during the three months ended August 31, 2004, by American Greetings Corporation.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
		Average	Publicly	Purchased
	Total Number of	Price Paid	Announced	Under the
Period	Shares Repurchased	per Share	Plans	Plans
June 2004	Class A – 445 (1)	$22.17	—	—
	Class B – 1,976 (2)	$22.32	—	—
July 2004		$—	—	—
August 2004	Class B – 420 (2)	$23.85	—	—
Total	Class A – 445 (1)	$22.17	—	—
	Class B – 2,396 (2)	$22.58	—	—

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

The Corporation’s senior secured credit facility allows payments of shareholder dividends up to a maximum of $20 million per year.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Corporation was held on June 25, 2004.

(a)	Proposal 1 - Election of Directors

The following individuals were elected to Class III of the Corporation’s Board of Directors with term expiring in 2007: Scott S. Cowen, Harriet Mouchly-Weiss, Charles A. Ratner and Zev Weiss.

The following individual was elected to Class II of the Corporation’s Board of Directors with term expiring in 2006: Joseph Hardin. The following individuals were continuing Class II directors with term expiring in 2006: Jack Kahl, Jerry Sue Thornton and Jeffrey M. Weiss.

The following individuals were continuing directors with term expiring in 2005 (Class I): Stephen R. Hardis, James C. Spira and Morry Weiss.

The vote total was as follows for the election of directors (Class III):

Nominee	Votes For	Votes Withheld
Scott S. Cowen	99,213,470	5,924,066
Harriet Mouchly-Weiss	99,262,697	5,874,839
Charles A. Ratner	80,838,503	24,299,033
Zev Weiss	103,383,119	1,754,417

The vote total was as follows for the election of directors (Class II):

Nominee	Votes For	Votes Withheld
Joseph Hardin	104,394,549	742,987

(b)	Proposal 2 - Increasing the number of Common Shares available for issuance under the Corporation’s 1997 Equity and Performance Incentive Plan from 12,500,000 to 17,000,000.

Votes For	Votes Against	Abstains
83,938,143	16,447,413	459,939

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

(31) a — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) — Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President Corporate Controller Chief Accounting Officer

September 30, 2004

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)