Form 10-Q
period 2004-11-30
AMERICAN GREETINGS CORP
filed 2005-01-07
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

Yes ☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No☐

As of January 3, 2005, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	64,815,448
Class B Common	4,160,806

AMERICAN GREETINGS CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
Net sales	$586,165	$603,754	$1,411,790	$1,435,542

Costs and expenses:
Material, labor and other production costs	292,737	290,363	661,069	665,080
Selling, distribution and marketing	173,735	167,362	466,690	463,773
Administrative and general	64,476	55,564	186,118	174,511
Interest expense	8,744	30,587	70,601	70,924
Other (income) – net	(19,341)	(13,459)	(52,917)	(25,576)

Total costs and expenses	520,351	530,417	1,331,561	1,348,712

Income from continuing operations before income tax expense	65,814	73,337	80,229	86,830
Income tax expense	25,470	28,246	31,049	33,603

Income from continuing operations	40,344	45,091	49,180	53,227

Income from discontinued operations, net of tax	22,417	1,271	24,729	3,145

Net income	$62,761	$46,362	$73,909	$56,372

Earnings per share – basic:
Income from continuing operations	$0.58	$0.68	$0.72	$0.80
Income from discontinued operations	0.33	0.02	0.36	0.05

Net income	$0.91	$0.70	$1.08	$0.85

Earnings per share – assuming dilution:
Income from continuing operations	$0.51	$0.58	$0.67	$0.74
Income from discontinued operations	0.27	0.02	0.30	0.04

Net income	$0.78	$0.60	$0.97	$0.78

Average number of shares outstanding	68,753,922	66,699,848	68,391,128	66,309,827

Average number of shares outstanding – assuming dilution	82,397,633	80,478,413	81,874,590	79,817,702

Dividends declared per share	$0.06	$—	$0.06	$—

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	November 30, 2004	February 29, 2004	November 30, 2003
ASSETS

Current assets
Cash and cash equivalents	$221,744	$285,450	$51,694
Trade accounts receivable, less allowances for seasonal sales returns of $83,169, $85,638 and $91,271, respectively, and for doubtful accounts of $17,419, $17,871 and $23,519, respectively	415,113	238,473	453,374
Inventories	263,482	238,612	299,267
Deferred and refundable income taxes	165,810	157,886	181,029
Assets of businesses held for sale	—	40,815	39,204
Prepaid expenses and other	213,692	234,392	244,740

Total current assets	1,279,841	1,195,628	1,269,308

Goodwill	247,836	223,697	217,982
Other assets	606,985	706,898	696,236

Property, plant and equipment – at cost	981,814	993,024	1,042,239
Less accumulated depreciation	648,536	635,234	680,700

Property, plant and equipment – net	333,278	357,790	361,539

	$2,467,940	$2,484,013	$2,545,065

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$—	$—	$85,414
Accounts payable	138,073	125,816	138,179
Accrued liabilities	118,519	129,773	156,215
Accrued compensation and benefits	78,463	70,896	69,871
Income taxes	55,020	14,513	51,114
Liabilities of businesses held for sale	—	5,338	5,046
Other current liabilities	80,197	78,243	69,218

Total current liabilities	470,272	424,579	575,057

Long-term debt	483,988	665,874	665,554
Other liabilities	102,216	96,325	110,026
Deferred income taxes	26,963	29,695	8,434
Shareholders’ equity	1,384,501	1,267,540	1,185,994

	$2,467,940	$2,484,013	$2,545,065

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$73,909	$56,372
Income from discontinued operations	24,729	3,145

Income from continuing operations	49,180	53,227
Adjustments to reconcile to net cash provided (used) by operating activities:
Gain on sale of investment	(3,095)	—
Loss on sale of fixed assets	1,817	1,191
Loss on extinguishment of debt	39,056	18,389
Depreciation and amortization	42,425	44,680
Deferred income taxes	(18,953)	(8,110)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Increase in trade accounts receivable	(169,293)	(151,429)
Increase in inventories	(19,852)	(19,755)
Decrease in other current assets	8,972	27,600
Decrease in deferred costs – net	98,314	25,718
Increase (decrease) in accounts payable and other liabilities	21,765	(28,829)
Other – net	3,469	(12,751)

Cash Provided (Used) by Operating Activities	53,805	(50,069)

INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations	77,000	—
Property, plant & equipment additions	(25,745)	(23,595)
Proceeds from sale of fixed assets	3,545	2,140
Investment in corporate-owned life insurance	(2,142)	8,943
Other – net	31,903	3,446

Cash Provided (Used) by Investing Activities	84,561	(9,066)

FINANCING ACTIVITIES:
Reduction of long-term debt	(216,417)	(68,673)
Decrease in short-term debt	—	(47,135)
Sale of stock under benefit plans	35,875	10,478
Purchase of treasury shares	(18,263)	(439)
Dividends to shareholders	(4,125)	—

Cash Used by Financing Activities	(202,930)	(105,769)

CASH (USED) PROVIDED BY DISCONTINUED OPERATIONS	(2,395)	4,046

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,253	4,089

DECREASE IN CASH AND CASH EQUIVALENTS	(63,706)	(156,769)

Cash and Cash Equivalents at Beginning of Year	285,450	208,463

Cash and Cash Equivalents at End of Period	$221,744	$51,694

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three and Nine Months Ended November 30, 2004 and 2003

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

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 29, 2004 of American Greetings Corporation (the “Corporation”), from which the Condensed Consolidated Statement of Financial Position at February 29, 2004, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2004 refers to the year ended February 29, 2004. The Corporation’s subsidiary, AG Interactive (formerly AmericanGreetings.com), is consolidated on a two-month lag corresponding with its fiscal year-end of December 31.

During the quarter ended November 30, 2004, the Corporation incurred certain charges that do not have comparative charges in the prior year period. Net sales of the Social Expression Products segment were reduced approximately $13 million related to the implementation of a new merchandising strategy for seasonal space management. In addition, the quarter included pre-tax expenses of $16.6 million associated with an overhead reduction program that eliminated approximately 300 positions and $8.2 million related to a plant to be closed during the fourth quarter. Substantially all of the remaining plant closing costs of approximately $7 million will be recorded during the fourth quarter.

The current period expenses impacted the Condensed Consolidated Statement of Operations as follows:

(In millions)
Material, labor and other production costs	$9.2
Selling, distribution and marketing	6.3
Administrative and general	9.3

$24.8

The $24.8 million of current period expenses impacted the Corporation’s business segments as follows:

(In millions)
Social Expression Products	$21.2
Retail Operations	0.5
Non-reportable	0.4
Unallocated	2.7

$24.8

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 17, 2003, the FASB completed deliberations of the proposed modifications to FIN 46 (“Revised Interpretation”); the decisions reached include:

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

On May 19, 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2, which requires measures of the Accumulated Postretirement Benefit Obligation (“APBO”) and net periodic postretirement benefit cost to reflect the effects of The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,

Improvement and Modernization Act of 2003.” FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Corporation adopted FSP 106-2 effective September 1, 2004. See Note 11 for further discussion.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. The Corporation is in the process of evaluating the impact of the new law on the Corporation’s tax provision for the fiscal year ending February 28, 2005.

On November 24, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after July 15, 2005. The Corporation does not believe that the adoption of SFAS 151 will have a significant impact on the Corporation’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement eliminates the alternative to use the intrinsic value method of accounting per Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Corporation is in the process of evaluating the impact adoption of this statement will have on the consolidated financial statements. This statement is effective for the first interim or annual period beginning after June 15, 2005. Refer to Note 12 for the Corporation’s current accounting for stock-based compensation.

Note 4 – Other (Income) – Net

During the three months ended November 30, 2004, “Other (income) – net” included $12.3 million of royalty revenue, $5.3 million of foreign exchange gain and $1.0 million of interest income. In the prior year third quarter, “Other (income) – net” included $8.4 million of royalty revenue and $2.0 million of foreign exchange gain.

During the nine months ended November 30, 2004, “Other (income) – net” included $24.2 million of royalty revenue, a $10.0 million one-time receipt related to licensing activities, $5.7 million of foreign exchange gain and $3.2 million of interest income. Income of $3.1 million on the sale of an equity investment was also recorded during the nine months ended November 30, 2004. The proceeds received from the sale of the investment totaled $19.1 million and are included in “Other - net” investing activities in the Condensed Consolidated Statement of Cash Flows for the period. In the prior year nine months, “Other (income) – net” included $14.7 million of royalty revenue and $1.6 million of interest income. The agency fee expenses related to the royalty revenue are included in “Selling, distribution and marketing” on the Condensed Consolidated Statement of Operations. The agency fee expenses totaled $9.7 million and $5.0 million in the nine months ended November 30, 2004 and 2003, respectively.

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

Termination
(In thousands)	Benefits
Balance at March 1, 2004	$1,504
Cash expenditures and other	(955)

Balance at November 30, 2004	$549

Included in “Accrued liabilities” at November 30, 2004 is $0.5 million, representing the portion of severance costs not yet disbursed.

Note 6 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
Numerator (in thousands):
Income from continuing operations	$40,344	$45,091	$49,180	$53,227
Add-back – interest on convertible subordinated notes, net of tax	1,881	1,881	5,644	5,644

Income from continuing operations – assuming dilution	$42,225	$46,972	$54,824	$58,871

Denominator (in thousands):
Weighted average shares outstanding	68,754	66,700	68,391	66,310
Effect of dilutive securities:
Stock options	1,053	1,187	893	917
Convertible debt	12,591	12,591	12,591	12,591

Weighted average shares outstanding – assuming dilution	82,398	80,478	81,875	79,818

Income from continuing operations per share	$0.58	$0.68	$0.72	$0.80

Income from continuing operations per share – assuming dilution	$0.51	$0.58	$0.67	$0.74

Approximately 1.6 million and 3.2 million stock options outstanding in the three and nine month periods ended November 30, 2004, respectively, were excluded because the effect would have been antidilutive (4.0 million and 4.5 million stock options outstanding in the three and nine month periods ended November 30, 2003, respectively).

Note 7 – Comprehensive Income

The Corporation’s total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(In thousands)	2004	2003	2004	2003
Net income	$62,761	$46,362	$73,909	$56,372

Other comprehensive income (loss):
Foreign currency translation adjustments	32,612	28,184	22,046	39,540
Unrealized gains (losses) on securities	(134)	—	119	—

Total comprehensive income	$95,239	$74,546	$96,074	$95,912

Note 8 – Inventories

(In thousands)	November 30, 2004	February 29, 2004	November 30, 2003
Raw materials	$30,768	$37,514	$40,351
Work in process	22,201	30,047	27,308
Finished products	251,592	212,252	273,710

	304,561	279,813	341,369
Less LIFO reserve	70,297	73,213	75,656

	234,264	206,600	265,713

Display materials and factory supplies	29,218	32,012	33,554

Inventories	$263,482	$238,612	$299,267

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

As of November 30, 2004, February 29, 2004 and November 30, 2003, deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	November 30, 2004	February 29, 2004	November 30, 2003
Prepaid expenses and other	$166,608	$187,844	$195,116
Other assets	547,393	630,445	629,549

Deferred cost assets	714,001	818,289	824,665

Other current liabilities	(58,833)	(58,047)	(48,650)
Other liabilities	(62,944)	(69,493)	(78,514)

Deferred cost liabilities	(121,777)	(127,540)	(127,164)

Net deferred costs	$592,224	$690,749	$697,501

Note 10 – Debt

On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002 to a $320 million facility. With the repayment of the term loan on April 7, 2003, the facility had a borrowing capacity of $195 million. At that date, the Corporation recorded a charge of $4.6 million for the write-off of the related deferred financing costs and a premium payment associated with the repayment of the term loan. The amended and restated senior secured credit facility consists of a $200 million revolving facility maturing on May 10, 2008. There were no outstanding balances under this facility at November 30, 2004, February 29, 2004 or November 30, 2003.

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

The Corporation is also party to a three-year accounts receivable securitization financing agreement that provides for up to $200 million of financing and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. On August 2, 2004, the agreement was amended to extend the maturity date to August 1, 2007. There were no outstanding balances under this agreement at November 30, 2004, February 29, 2004 or November 30, 2003.

During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.1 million, included in “Interest expense” on the Condensed Consolidated Statement of Operations, for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. At November 30, 2004, approximately $10 million of these notes remained outstanding. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes.

At November 30, 2004, the Corporation was in compliance with its financial covenants.

At November 30, 2004, February 29, 2004 and November 30, 2003, debt due within one year consisted of the following:

(In thousands)	November 30, 2004	February 29, 2004	November 30, 2003
Current maturities of long-term debt	$—	$—	$1,185
Other short-term debt	—	—	84,229

	$—	$—	$85,414

At November 30, 2004, February 29, 2004 and November 30, 2003, long-term debt consisted of the following:

(In thousands)	November 30, 2004	February 29, 2004	November 30, 2003
6.10% Senior Notes, due July 2028	$298,406	$298,122	$298,030
11.75% Senior Subordinated Notes, due July 2008	10,003	192,162	191,919
7.00% Convertible Subordinated Notes, due July 2006	175,000	175,000	175,000
Other	579	590	1,790

	$483,988	$665,874	666,739
Less Current Maturities	—	—	1,185

	$483,988	$665,874	$665,554

The 7.00% convertible subordinated notes are convertible at the option of the holders into shares of the Corporation’s class A common stock at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 thousand principal amount of notes.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

		Defined Benefit Pension
	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(In thousands)	2004	2003	2004	2003
Service cost	$185	$97	$409	$292
Interest cost	1,865	2,204	5,557	5,614
Expected return on plan assets	(1,422)	(1,322)	(4,265)	(3,962)
Amortization of prior service cost	70	—	70	—
Amortization of actuarial loss	27	—	49	—

	$725	$979	$1,820	$1,944

		Postretirement Benefit
	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(In thousands)	2004	2003	2004	2003
Service cost	$572	$575	$1,828	$1,525
Interest cost	1,474	1,900	5,916	5,450
Expected return on plan assets	(1,323)	(1,125)	(3,995)	(3,375)
Amortization of prior service cost	(1,656)	(1,690)	(4,774)	(4,490)
Amortization of actuarial loss	2,230	2,590	5,322	5,640

	$1,297	$2,250	$4,297	$4,750

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Under FSP 106-1 issued on January 12, 2004, the Corporation elected to defer accounting for the effects of the Act until further authoritative guidance was issued. On May 19, 2004, the FASB issued FSP 106-2. FSP 106-2, which requires measures of the APBO and net periodic postretirement benefit cost to reflect the effects of the Act, supersedes FSP 106-1. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.

The guidance in FSP 106-2 applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits under the plan are actuarially equivalent and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer’s share of the costs of postretirement prescription drug coverage provided by the plan. The Corporation determined that the prescription drug benefits under its plan were actuarially equivalent and elected to adopt the provisions of FSP 106-2 at September 1, 2004. As a result, the Corporation’s APBO was reduced by approximately $6 million, the effects of which are being accounted for prospectively beginning September 1, 2004. The effect of the adoption of FSP 106-2 on the periodic postretirement benefit cost for the three and nine months ended November 30, 2004 was a reduction of $0.2 million. The total reduction of periodic postretirement benefit cost for the year ending February 28, 2005 is expected to be $0.4 million.

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the nine months ended November 30, 2004 was $2.5 million, compared to $3.4 million in the prior year period. The profit-sharing plan expense for the nine month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year end and are contingent upon final year end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expenses recognized for the three and nine month periods ended November 30, 2004 were $1.2 million and $3.5 million ($1.3 million and $3.9 million for the three and nine month periods ended November 30, 2003), respectively.

Note 12 – Stock-Based Compensation

The Corporation has elected to continue to follow APB Opinion No. 25 and related Interpretations in accounting for its stock options granted to employees and directors. Because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Refer to Note 3 for information regarding recent changes to the accounting guidance for stock-based compensation.

The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
Net income as reported	$62,761	$46,362	$73,909	$56,372

Deduct: Stock-based compensation expense determined under fair value based method, net of tax	1,533	1,527	4,598	4,502

Pro forma net income	$61,228	$44,835	$69,311	$51,870

Earnings per share:
As reported	$0.91	$0.70	$1.08	$0.85
Pro forma	0.89	0.67	1.01	0.78

Earnings per share – assuming dilution:
As reported	$0.78	$0.60	$0.97	$0.78
Pro forma	0.77	0.58	0.92	0.72

During the first quarter of fiscal 2005, shares held in trust related to a deferred compensation plan were withdrawn from the trust. This transaction had no impact on the Corporation’s results of operations during the nine months ended November 30, 2004.

Note 13 – Business Segment Information

The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel, and is managed by geographic location.

The Corporation owns and operates 583 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors.

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

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(In thousands)	2004	2003	2004	2003
Net Sales:
Social Expression Products	$521,861	$548,563	$1,232,587	$1,274,370
Intersegment items	(18,868)	(23,083)	(51,016)	(63,364)
Exchange rate adjustment	9,306	168	21,089	(5,797)

Net	512,299	525,648	1,202,660	1,205,209

Retail Operations	46,908	56,448	146,470	166,910
Exchange rate adjustment	1,531	359	2,148	(570)

Net	48,439	56,807	148,618	166,340

AG Interactive	16,239	8,826	38,643	25,773
Exchange rate adjustment	133	—	133	—

Net	16,372	8,826	38,776	25,773

Non-reportable segments	9,004	12,421	22,582	39,171

Unallocated items - net	51	52	(846)	(951)

Consolidated Total	$586,165	$603,754	$1,411,790	$1,435,542

Segment Earnings:
Social Expression Products	$106,330	$136,429	$260,889	$263,053
Intersegment items	(13,926)	(15,846)	(37,157)	(44,905)
Exchange rate adjustment	2,118	(226)	3,675	(1,042)

Net	94,522	120,357	227,407	217,106

Retail Operations	(6,549)	(4,290)	(22,069)	(13,806)
Exchange rate adjustment	74	(5)	85	(35)

Net	(6,475)	(4,295)	(21,984)	(13,841)

AG Interactive	1	1,249	(1,682)	3,379
Exchange rate adjustment	(53)	—	(53)	—

Net	(52)	1,249	(1,735)	3,379

Non-reportable segments	(1,863)	265	(10,912)	(1,733)

Unallocated items - net	(20,259)	(44,256)	(112,503)	(118,011)
Exchange rate adjustment	(59)	17	(44)	(70)

Net	(20,318)	(44,239)	(112,547)	(118,081)

Consolidated Total	$65,814	$73,337	$80,229	$86,830

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

MIDIRingTones is a mobile entertainment company that creates, licenses and sells mobile content for cellular phones including polyphonic ringtones and color graphics. AG Interactive acquired the net assets of MIDIRingTones valued at approximately $1 million and recorded goodwill of approximately $3 million. The purchase agreement also provides for an “Earn-Out Payment,” a contingent payment based on MIDIRingTones’ operating results for calendar year 2005. No liability for this contingent payment is included in the Corporation’s condensed consolidated financial statements. The Earn-Out Payment to be paid to the selling stockholders, which is estimated to be $0 to $10 million, will be treated as additional purchase price and recorded as goodwill.

K-MOBILE is an established European mobile content provider. AG Interactive issued shares to acquire the net assets of K-MOBILE valued at approximately $2 million and recorded goodwill of approximately $17 million. As the K-MOBILE acquisition was a non-cash transaction, it is not reflected in the Condensed Consolidated Statement of Cash Flows. As a result of AG Interactive’s acquisition of K-MOBILE, the Corporation’s ownership interest in AG Interactive decreased from 92% to 83%.

Note 14 – Discontinued Operations

On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business to AAiFosterGrant, a unit of sunglasses maker Foster Grant. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in the third quarter of fiscal 2005 although an additional amount may be recorded during the next six months based on closing balance sheet adjustments. This adjustment is not expected to exceed ten percent of the cash proceeds. During the third quarter, the Corporation received cash proceeds of $77.0 million and recorded a gain of $35.5 million for the sale of Magnivision.

Magnivision meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Corporation’s condensed consolidated financial statements and related notes have been presented to reflect Magnivision as a discontinued operation for all periods presented. Magnivision was previously included within the Corporation’s “non-reportable segments.”

The following summarizes the results of discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(In thousands)	2004	2003	2004	2003
Net sales	$5,307	$12,871	$30,965	$39,030

Pretax income from operations	1,045	2,023	4,816	5,131
Gain on sale	35,525	—	35,525	—

	36,570	2,023	40,341	5,131
Income tax expense	14,153	752	15,612	1,986

Income from discontinued operations	$22,417	$1,271	$24,729	$3,145

“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Condensed Consolidated Statement of Financial Position include the following:

(In thousands)	February 29, 2004	November 30, 2003
Assets of businesses held for sale:
Current assets	$22,154	$19,436
Other assets	7,318	7,630
Fixed assets	11,343	12,138

	$40,815	$39,204

Liabilities of businesses held for sale:
Current liabilities	$3,722	$3,587
Noncurrent liabilities	1,616	1,459

	$5,338	$5,046

Note 15 – Termination Benefits

During the quarter ended November 30, 2004, the Corporation recorded a severance accrual of $18.5 million related to the overhead reduction program and the Franklin, Tennessee plant closure. Virtually all of the associates receiving payments will separate from the Corporation during the quarter ending February 28, 2005. Approximately 70% of the severance will be paid during the next 15 months with the remaining payments extending out an additional 21 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended November 30, 2004, the Corporation recognized net income of $62.8 million compared to $46.4 million in the prior year quarter. During the quarter, the Corporation incurred certain charges and recognized certain gains that do not have comparative charges and gains in the prior year period. First, net sales were reduced approximately $13 million to recognize the implementation of a new merchandising strategy for seasonal space management. In the past, the Corporation sold everyday card products on an outright basis to fill seasonal space during off-season periods. Going forward, the Corporation will improve the overall productivity of its display space and merchandising workforce by supplying a combination of various card and non-card programs, all sold with the right of return. The estimated returns will be recorded in conjunction with the sales recognition, consistent with the Corporation’s policy on seasonal sales with full return privileges. The current period net sales reduction represents the estimated expense for product currently in stores that may now be returned to the Corporation.

Second, the Corporation continued its ongoing efforts to reduce overhead costs and drive efficiencies with the elimination of approximately 300 positions throughout the business. As a result of this action, the Corporation recorded a charge of $16.6 million, primarily for severance costs.

Third, to leverage the fixed costs of seasonal gift wrap production, the Corporation is consolidating seasonal gift wrap production into one plant and eliminating approximately 250 full-time equivalent positions with the closure of the Corporation’s Franklin, Tennessee manufacturing facility. A charge of $8.2 million was recorded for severance pay, asset disposals and other costs associated with this action. The Corporation expects an additional $7 million in charges during the fourth quarter, primarily for the cost to move equipment.

The Condensed Consolidated Statement of Operations reflects the above items as follows:

(In millions)
Net sales (reduction)	$13.0
Material, labor and other production costs	9.2
Selling, distribution and marketing	6.3
Administrative and general	9.3

Total reduction to pre-tax income	$37.8

Included in the above charges is $18.5 million of severance costs, of which approximately 70% will be paid during the next fifteen months with the remaining payments extending out an additional 21 months.

The prior year quarter included a charge in interest expense of $13.8 million for costs associated with the repurchase of $63.3 million of 11.75% senior subordinated notes.

During the third quarter, the Corporation sold its Magnivision nonprescription reading glasses business and recorded a pre-tax gain of $35.5 million. This transaction reflects the Corporation’s strategy to focus on resources closely related to its core social expression business. Accordingly, the results of Magnivision are presented as a discontinued operation for all periods presented in the Corporation’s condensed consolidated financial statements. For further information on the discontinued operations, refer to the notes to the condensed consolidated financial statements No.14, Discontinued Operations.

Cash flow generation remained strong during the third quarter with operating and investing activities providing $58.6 million. During the nine months ended November 30, 2004, cash flow provided by operating and investing activities was $138.4 million compared to a usage of $59.1 million in the prior year nine month period.

Results of Operations

Three months ended November 30, 2004 and 2003

Net income was $62.8 million, or $0.78 per share, in the quarter compared to $46.4 million, or $0.60 per share, in the prior year third quarter (all per-share amounts assume dilution).

The Corporation’s results for the three months ended November 30, 2004 and 2003 are summarized below:

		% Net		% Net	Fav
(Dollars in thousands)	2004	Sales	2003	Sales	(Unfav)
Net sales	$586,165	100.0%	$603,754	100.0%	(2.9%)

Material, labor and other production costs	292,737	50.0%	290,363	48.1%	(0.8%)
Selling, distribution and marketing	173,735	29.6%	167,362	27.7%	(3.8%)
Administrative and general	64,476	11.0%	55,564	9.2%	(16.0%)
Interest expense	8,744	1.5%	30,587	5.0%	71.4%
Other (income) - net	(19,341)	(3.3%)	(13,459)	(2.2%)	43.7%

Total costs and expenses	520,351	88.8%	530,417	87.8%	1.9%

Income from continuing operations before income tax expense	65,814	11.2%	73,337	12.2%	(10.3%)
Income tax expense	25,470	4.3%	28,246	4.7%	9.8%

Income from continuing operations	40,344	6.9%	45,091	7.5%	(10.5%)

Income from discontinued operations, net of tax	22,417	3.8%	1,271	0.2%	1,663.7%

Net income	$62,761	10.7%	$46,362	7.7%	35.4%

For the three months ended November 30, 2004, consolidated net sales were $586.2 million, down from $603.8 million in the prior year third quarter. This 2.9% decrease was the result of a 4.6% decline in net sales from ongoing operations partially offset by foreign currency exchange fluctuations, which improved sales comparisons by 1.7%. The 4.6% decrease was due to the charge related to the implementation of a new merchandising strategy for seasonal space management, the continued downward trend in the retail business due to fewer stores and reduced comparative store sales and reduced sales in the seasonal gift wrap business due to lower Christmas reorder rates. These decreases were partially offset by growth in the AG Interactive business, formerly AmericanGreetings.com, due to the two acquisitions in the second quarter.

Unit and Pricing Analysis

Unit and pricing comparatives for the three months ended November 30, 2004 and 2003 are summarized below:

			Increase (Decrease)
			From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2004	2003	2004	2003	2004	2003
Unit volume	(9.1%)	14.3%	9.4%	9.6%	(4.0%)	9.4%
Selling prices	0.4%	(1.0%)	(6.6%)	(11.1%)	(1.6%)	(2.3%)
Overall Increase / (Decrease)	(8.7%)	13.3%	2.3%	(1.5%)	(5.5%)	7.1%

The significant decrease in everyday card unit volume in the current year quarter is primarily due to the reduction of net sales related to the implementation of a new merchandising strategy, which resulted in the return of everyday product to the Corporation as well as overlapping the initial load of a new major account in the prior year period. The variances in seasonal card unit volume and selling prices reflect the impact of general timing differences and varying customer delivery date requests. As noted in the Corporation’s second quarter Form 10-Q, the increase in unit volume and the decrease in selling prices reflect the reversal of the second quarter timing variances for seasonal product.

Expense Overview

Material, labor and other production costs for the three months ended November 30, 2004 were $292.7 million, an increase from $290.4 million for the same period in the prior year. As a percentage of net sales, these costs were 50.0% in the current period compared to 48.1% for the three months ended November 30, 2003. The 190 basis point increase from the prior year is due to an approximate 240 basis point increase in costs, primarily related to plant closing and severance costs as previously discussed as well as creative content costs. A favorable business mix partially offset these increased costs by approximately 50 basis points due primarily to lower sales in the gift wrap and fixtures businesses and higher sales in the AG Interactive business.

Selling, distribution and marketing costs for the three months ended November 30, 2004 were $173.7 million, increasing from the $167.4 million for the same period in the prior year. As a percentage of net sales, these costs increased from 27.7% for the three months ended November 30, 2003 to 29.6% for the three months ended November 30, 2004. Of the 190 basis point increase, approximately 230 basis points related to severance costs, increased costs due to the AG Interactive acquisitions and higher licensing fees (as a result of higher licensing revenue). These increases were partially offset by an approximately 40 basis point improvement due to reduced costs in the retail segment stores arising from fewer stores and reduced product merchandising costs.

Administrative and general expenses were $64.5 million for the three months ended November 30, 2004, an increase from $55.6 million for the same period in the prior year. The $8.9 million increase is due to $8.8 million of severance costs primarily related to the overhead reduction program that eliminated approximately 300 positions.

Interest expense decreased by $21.9 million to $8.7 million for the three months ended November 30, 2004 from $30.6 million for the same period in the prior year. This decrease is due to the interest savings from the repurchase of $186.2 million of the Corporation’s 11.75% senior subordinated notes during the quarter ended May 31, 2004 and the repurchase of $63.6 million of 11.75% senior subordinated notes during the quarter ended November 30, 2003. In addition, interest expense in the prior year quarter included $13.8 million for a premium payment and the write-off of deferred financing costs associated with the $63.6 million repurchase.

Other income – net increased to $19.3 million for the three months ended November 30, 2004, from $13.5 million in the same period in the prior year. The $5.8 million improvement included $3.9 million of incremental royalty revenue and a $3.3 million increase in foreign exchange gains.

The effective tax rates for the three months ended November 30, 2004 and 2003 were 38.7% and 38.5%, respectively. The prior year amount reflected a reduction in the effective tax rate, from 39.7% in the first six months, as a result of the utilization of net operating loss carryforwards and the settlement of the Corporation’s corporate-owned life insurance (COLI) obligations in the second half of fiscal 2004.

Nine months ended November 30, 2004 and 2003

Net income was $73.9 million, or $0.97 per share, in the nine months ended November 30, 2004, compared to net income of $56.4 million, or $0.78 per share, in the prior year period.

The Corporation’s results for the nine months ended November 30, 2004 and 2003 are summarized below:

		% Net		% Net	Fav
(Dollars in thousands)	2004	Sales	2003	Sales	(Unfav)
Net sales	$1,411,790	100.0%	$1,435,542	100.0%	(1.7%)

Material, labor and other production costs	661,069	46.8%	665,080	46.3%	0.6%
Selling, distribution and marketing	466,690	33.1%	463,773	32.3%	(0.6%)
Administrative and general	186,118	13.2%	174,511	12.2%	(6.7%)
Interest expense	70,601	5.0%	70,924	5.0%	0.5%
Other (income) - net	(52,917)	(3.8%)	(25,576)	(1.8%)	106.9%

Total costs and deductions	1,331,561	94.3%	1,348,712	94.0%	1.3%

Income from continuing operations before income tax expense	80,229	5.7%	86,830	6.0%	(7.6%)
Income tax expense	31,049	2.2%	33,603	2.3%	7.6%

Income from continuing operations	49,180	3.5%	53,227	3.7%	(7.6%)

Income from discontinued operations, net of tax	24,729	1.7%	3,145	0.2%	686.3%

Net income	$73,909	5.2%	$56,372	3.9%	31.1%

For the nine months ended November 30, 2004, consolidated net sales were $1,412 million, down from $1,436 million in the same period in the prior year. This 1.7% decrease was the result of a 3.7% decline in net sales from ongoing operations offset by foreign currency exchange fluctuations, which improved sales comparisons by 2.1%. The 3.7% decrease was due to the reduction in net sales related to the implementation of a new merchandising strategy for seasonal space management, the continued downward trend in the retail business due to fewer stores and reduced comparative store sales, reduced order sales in the seasonal gift wrap business due to lower Christmas order rates, the decline in the display fixtures business due to lower sales to unrelated customers and decreased sales of everyday cards primarily due to the overlap of the gains from a new major customer acquired in the prior year third quarter. Sales in the AG Interactive segment increased due to the two acquisitions in the second quarter.

Unit and Pricing Analysis

Unit and pricing comparatives for the nine months ended November 30, 2004 and 2003 are summarized below:

			Increase (Decrease)
			From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2004	2003	2004	2003	2004	2003
Unit volume	(3.5%)	4.9%	1.5%	(4.4%)	(2.3%)	1.3%
Selling prices	(0.6%)	(0.9%)	(1.6%)	(3.1%)	(0.7%)	(1.5%)
Overall Increase / (Decrease)	(4.1%)	4.0%	(0.1%)	(7.5%)	(3.0%)	(0.2%)

Expense Overview

Material, labor and other production costs for the nine months ended November 30, 2004 were $661.1 million, a decrease from $665.1 million for the same period in the prior year. As a percentage of net sales, these costs were 46.8% in the current period and 46.3% for the nine months ended November 30, 2003. Of the 50 basis point increase, approximately 120 basis points related to an increase in costs, resulting primarily from plant closing and severance costs as previously discussed as well as creative content costs. A favorable business mix partially offset these increased costs by approximately 70 basis points due primarily to lower sales in the gift wrap and fixtures businesses and higher sales in the AG Interactive business.

Selling, distribution and marketing costs for the nine months ended November 30, 2004 were $466.7 million, up from the $463.8 million for the same period in the prior year. As a percentage of net sales, these costs increased from 32.3% for the nine months ended November 30, 2003 to 33.1% for the nine months ended November 30, 2004. Of the 80 basis point increase, approximately 150 basis points related to severance costs, increased costs due to AG Interactive acquisitions and higher licensing fees (as a result of higher licensing revenue). These increases were partially offset by an approximately 70 basis point improvement due to reduced costs in the retail segment stores arising from fewer stores and reduced product merchandising costs.

Administrative and general expenses were $186.1 million for the nine months ended November 30, 2004, an increase from $174.5 million for the same period in the prior year. The $11.6 million increase is due to severance expense and reduced benefits related to the wind-down of the COLI program.

Interest expense of $70.6 million for the nine months ended November 30, 2004 was flat compared to $70.9 million for the same period in the prior year. The prior year expense included $4.6 million for the write-off of deferred financing fees and a premium payment associated with the extinguishment of the $118.0 million term loan during the quarter ended May 31, 2003, and $13.8 million for a premium payment and the write-off of deferred financing costs associated with the repurchase of $63.6 million of 11.75% senior subordinated notes during the quarter ended November 30, 2003. The current year expense includes $39.1 million associated with the repurchase of $186.2 million of the Corporation’s 11.75% senior subordinated notes during the quarter ended May 31, 2004, offset by interest savings of $19.0 million related to the debt reductions.

Other income – net increased to $52.9 million for the nine months ended November 30, 2004, from $25.6 million in the same period in the prior year. The $27.3 million improvement included the receipt of a one-time payment of $10.0 million as a result of the Corporation substantially modifying certain agreements related to its licensing activities, increased royalty revenue of $9.5 million, a foreign exchange improvement of $5.3 million and a $3.1 million gain on the sale of an investment in the current year.

The effective tax rate for the nine months ended November 30, 2004 and 2003 was 38.7%.

Segment Information

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. The Corporation owns and operates 583 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors. AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.

The Corporation reviews segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

Social Expression Products Segment

	Three Months Ended			Nine Months Ended
	November 30,			November 30,
(Dollars in thousands)	2004	2003	% Change	2004	2003	% Change
Net sales	$502,993	$525,480	(4.3%)	$1,181,571	$1,211,006	(2.4%)
Segment earnings	92,404	120,583	(23.4%)	223,732	218,148	2.6%

Net sales of the Social Expression Products segment excluding the impact of foreign exchange and intersegment items, for the three months ended November 30, 2004, decreased $22.5 million or 4.3% from the same period in the prior year. This decrease was due to the reduction in net sales related to the implementation of a new merchandising strategy for seasonal space management, reduced sales in the seasonal gift wrap business due to lower Christmas order rates, and lower sales in the international greeting card businesses. For the nine months ended November 30, 2004, net sales decreased $29.4 million or 2.4% from the prior year period. This decrease is primarily related to reduced order rates in the seasonal gift wrap business, decreased sales of everyday cards primarily due to the overlap of the gains from a new major customer acquired in the prior year third quarter and the reduction in net sales related to the implementation of a new merchandising strategy for seasonal space management.

Segment earnings excluding the impact of foreign exchange and intersegment items for the three months ended November 30, 2004, decreased $28.2 million compared to the prior year period. These results include $32.3 million for the impact of the implementation of the new merchandising strategy for seasonal space management, severance costs and plant closure costs, partially offset by lower field service costs related to the prior year integration of a new major customer and higher royalty income. Segment earnings during the nine months ended November 30, 2004, improved $5.6 million compared to the prior year period. This improvement is primarily the result of higher licensing income, lower bad debt expense, reduced costs of implementing supply chain improvements, and lower field service costs related to the prior year integration of a new major customer, substantially offset by the impact of the implementation of the new merchandising strategy for seasonal space management, severance costs and plant closure costs.

Retail Operations Segment

	Three Months Ended			Nine Months Ended
	November 30,			November 30,
(Dollars in thousands)	2004	2003	% Change	2004	2003	% Change
Net sales	$46,908	$56,448	(16.9%)	$146,470	$166,910	(12.2%)
Segment earnings	(6,549)	(4,290)	(52.7%)	(22,069)	(13,806)	(59.9%)

Net sales excluding the impact of foreign exchange in the Retail Operations segment decreased $9.5 million or 16.9% as same-store sales decreased 10.4% for the three months ended November 30, 2004 compared to the same period in the prior year. The average number of stores was approximately 5.0% less than in the prior year quarter. For the nine months ended November 30, 2004, net sales decreased $20.4 million or 12.2% as same-store sales decreased 8.8% compared to the same period in the prior year. This decrease was due to decreased sales across product categories, particularly gifting product as this category was de-emphasized. The average number of stores during the nine month period ended November 30, 2004, was approximately 4.8% less than in the prior year period.

Segment earnings excluding the impact of foreign exchange was a loss of $6.5 million in the three months ended November 30, 2004, compared to a loss of $4.3 million in the three months ended November 30, 2003. For the nine months ended November 30, 2004, segment earnings was a loss of $22.1 million, compared to a loss of $13.8 million in the prior year period. The increased loss is mainly due to lower net sales, partially offset by savings in operating expenses, mainly store rent and payroll, due to operating efficiencies and fewer stores. For the nine month period, markdowns to reduce inventory levels were, as a percent to sales, 1.7 percentage points higher than in the prior year period.

AG Interactive Segment

	Three Months Ended			Nine Months Ended
	November 30,			November 30,
(Dollars in thousands)	2004	2003	% Change	2004	2003	% Change
Net sales	$16,239	$8,826	84.0%	$38,643	$25,773	49.9%
Segment earnings	1	1,249	(99.9%)	(1,682)	3,379	(149.8%)

Net sales of AG Interactive increased $7.4 million for the three months ended November 30, 2004, compared to the same period in the prior year. For the nine months ended November 30, 2004, net sales increased $12.9 million compared to the same period in the prior year. These substantial increases are the result of business acquisitions within the AG Mobile wireless division during the second quarter and higher subscription revenue.

Segment earnings decreased $1.2 million and $5.1 million for the three months and nine months ended November 30, 2004, respectively, compared to the prior year periods as the impact of sales increases were offset by acquisition costs, higher technology costs and the cost of new business initiatives.

Liquidity and Capital Resources

The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position for November 30, 2003 has been included.

During the nine months ended November 30, 2004, the Corporation continued its efforts to enhance its financial position and as a result, generated cash from operating and investing activities of $138.4 million, including $77.0 million for the sale of its Magnivision business. With the early retirement of $186.2 million of debt, the Corporation improved its debt to total capital ratio from 34.4% to 25.9% during the nine month period. Total debt less cash at November 30, 2004 was $262.2 million, compared to $699.3 million at November 30, 2003.

Operating Activities

Operating activities provided $53.8 million in cash during the nine months ended November 30, 2004, compared to using $50.1 million of cash in the same period in the prior year.

Accounts receivable used $169.3 million of cash from February 29, 2004, compared to a use of $151.4 million in the same period in the prior year. The prior year used less cash due to improvements in the cash collection process during fiscal 2004. As a percentage of the prior twelve months’ net sales, net accounts receivable were 21.5% at November 30, 2004, compared to 23.1% at November 30, 2003, reflecting continued improved collections.

Inventory was a use of $19.9 million from February 29, 2004, compared to a use of $19.8 million in the same period in the prior year. Compared to the prior year, higher inventories in the greeting card business, due to lower sales, were offset by lower display fixture inventory in the current year related to the integration of a new major customer in the prior year and lower inventory levels in the Retail Operations segment due to less stores.

Other current assets were a source of $9.0 million in cash from February 29, 2004, compared to a source of $27.6 million in the same period in the prior year. The difference relates to the prior year tax refund of estimated payments and COLI benefits due to policy surrenders made in the prior year.

Deferred costs - net represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 30, 2004, amortization exceeded payments by $98.3 million; in the nine months ended November 30, 2003, amortization exceeded payments by $25.7 million. The current year amount reflects a lower level of payments for new or amended contracts as well as a lower level of payments due on existing contracts compared to the prior year nine months. See Note 9 to the condensed consolidated financial statements for further discussion of deferred costs related to customer agreements.

Accounts payable and other liabilities were a source of $21.8 million during the nine months ended November 30, 2004, compared to a use of $28.8 million in the prior year period. The increase from the prior year is due to increased trade payables, severance and income tax accruals and approximately $24 million of state income tax payments related to the Corporation’s liability associated with its COLI program in the prior year.

Investing Activities

Investing activities provided $84.6 million in cash during the nine months ended November 30, 2004, compared to using $9.1 million in the same period in the prior year. The increase of $93.7 million is primarily due to the proceeds received from the sale of the Magnivision business of $77.0 million and the sale of the marketable security investment of $19.1 million. Included in investing activities in the current year is a payment of $3.8 million related to the MIDIRingTones, LLC acquisition. As the K-MOBILE acquisition was a non-cash transaction, it is not reflected in the Condensed Consolidated Statement of Cash Flows.

Financing Activities

Financing activities used $202.9 million of cash during the nine months ended November 30, 2004, compared to $105.8 million in the same period in the prior year. The current year amount relates primarily to the repurchase of the Corporation’s 11.75% senior subordinated notes in the first quarter and the prior year amount relates primarily to the early retirement of the Corporation’s term loan in the first quarter and the repurchase of the Corporation’s 11.75% senior subordinated notes in the third quarter.

Stock activity also provided and used a significant amount of cash during the current year nine months. There was a high amount of employee option exercises due to a tranche of options nearing their expiration date. The receipt by the Corporation of the strike price on these options provided approximately $36 million during the nine months. In addition, in accordance with its articles of incorporation, the Corporation repurchased shares, primarily B shares, at a cost of approximately $18 million into its Treasury.

During the quarter ended November 30, 2004, the Corporation paid a quarterly dividend of $0.06 per common share, which totaled $4.1 million.

Credit Sources

Substantial credit sources are available to the Corporation. In total, the Corporation had available sources of approximately $400 million at November 30, 2004. This includes the Corporation’s $200 million senior secured revolving credit facility and its $200 million accounts receivable securitization financing. There were no outstanding balances under either of these arrangements at November 30, 2004.

On May 11, 2004, the Corporation amended and restated its senior secured revolving credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002, to a $320 million facility. With the repayment of the term loan on April 7, 2003, the facility had a borrowing capacity of $195 million. At that date, the Corporation recorded a charge of $4.6 million for the write-off of the related deferred financing costs and a premium payment associated with the repayment of the term loan. The amended and restated senior secured revolving credit facility consists of a $200 million revolving facility maturing on May 10, 2008. The amended facility is secured by the domestic assets of the Corporation and a 65% interest in the common stock of its foreign subsidiaries. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and interest coverage. The credit facility places certain restrictions on the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses, to repurchase its own capital stock and allows payments of shareholder dividends up to a maximum of $20 million per year. These covenants are less restrictive than the covenants previously in place.

The accounts receivable securitization financing agreement was amended on August 2, 2004, to extend the maturity date to August 1, 2007.

During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.1 million for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. At November 30, 2004, approximately $10 million of these notes remained outstanding. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 29, 2004, the end of its preceding fiscal year, to November 30, 2004, the end of its latest fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30, 2003, the end of the corresponding fiscal quarter last year, to November 30, 2004, except for the changes discussed above and aside from normal seasonal fluctuations. The Corporation’s future operating cash flow and borrowing availability under existing credit facilities and its accounts receivable securitization financing program are expected to meet currently anticipated funding requirements.

Critical Accounting Policies

Please refer to the discussion of the Corporation’s Critical Accounting Policies as disclosed in the Corporation’s Form 10-K for the year ended February 29, 2004.

Prospective Information

The statements contained in this document that are not historical facts are forward-looking statements. Forward-looking statements are generally identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially from those stated or implied in the Corporation’s forward-looking statements, include but are not limited to: retail bankruptcies and consolidations, successful integration of acquisitions, successful transition of management, a weak retail environment, consumer acceptance of products as priced and marketed, the impact of technology on core product sales, competitive terms of sale offered to customers, successfully implementing supply chain improvements and achieving projected cost savings from those improvements and the Corporation’s ability to comply with its debt covenants. Risks pertaining specifically to the Corporation’s AG Interactive business segment include the viability of online advertising and subscriptions as revenue generators and the public’s acceptance of online greetings and other social expression products.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to the Corporation’s annual report on Form 10-K for the year ended February 29, 2004. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for the Corporation from February 29, 2004, the end of its preceding fiscal year, to November 30, 2004, the end of its most recent fiscal quarter except for the repurchase of $186.2 million in 11.75% senior subordinated notes during the fiscal quarter ended May 31, 2004.

Item 4. Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Corporation carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

There has been no change in the Corporation’s internal controls over financial reporting during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is involved in certain legal actions and claims arising in the ordinary course of business. The Corporation does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its consolidated financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Non-employee directors of the Corporation receive annual retainer fees together with fees for each Board or committee meeting attended. Pursuant to the 1995 Director Stock Plan, non-employee directors may make an election prior to the beginning of each fiscal year to receive the Corporation’s Class A and/or Class B common shares in lieu of all or a portion of the fees due to such Director as compensation for serving on the Corporation’s Board of Directors. For purposes of determining the number of shares to be issued in lieu of such fees, the shares are valued based on the closing price of the Class A common shares on the last trading day of the calendar quarter prior to the payment of such fees.

On September 3, 2004, the Corporation issued an aggregate of 253 Class A common shares and 2,796 Class B common shares from treasury in lieu of approximately $70,676 in cash fees due to six of the Corporation’s non-employee directors who previously elected to receive shares in lieu of cash fees. The shares were issued at a price of $23.18 per share, the closing price of the Class A common shares as of June 30, 2004. During the three year period ended November 30, 2004, the Corporation issued an aggregate of 1,815 Class A common shares and 31,271 Class B common shares from treasury in lieu of approximately $584,300 in cash fees due to those non-employee directors who previously elected to receive shares in lieu of cash fees.

There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation’s Amended Articles of Incorporation, each Class B common share is convertible at the option of the holder to one Class A common share; provided, however, that the holder must first tender the Class B common share to the Corporation pursuant to its right of first refusal to repurchase the share at the then market value for the Class A common shares. Class B common shares may only be transferred by the holder to the Corporation or certain permitted transferees, a group which generally includes members of the holder’s extended family, family trusts and certain charities.

The foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 in that the transactions were not conducted for the purpose of raising capital and involved private placements of securities solely to directors of the Corporation who are accredited investors.

(b) Not applicable

(c) The following table provides information with respect to purchases of common stock of the Corporation made during the three months ended November 30, 2004, by American Greetings Corporation.

					Total
					Number of	Maximum
					Shares	Number of
					Purchased	Shares that
					as Part of	May Yet Be
				Average Price	Publicly	Purchased
	Total Number of			Paid per	Announced	Under the
Period	Shares Repurchased			Share	Plans	Plans
September 2004	Class B –	307,776	(1)	$25.32	—	—
October 2004	Class B –	4,500	(1)	$25.54	—	—
November 2004	Class B –	36,336	(1)	$27.28	—	—
Total	Class B –	348,612	(1)	$25.53	—	—

(1) All of the Class B common shares were repurchased by the Corporation for cash pursuant to its right of first refusal to repurchase Class B common shares set forth in the Corporation’s Amended Articles of Incorporation.

The Corporation’s senior secured revolving credit facility allows payments of shareholder dividends up to a maximum of $20 million per year.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

     Exhibits required by Item 601 of Regulation S-K

(10) — Supplemental Executive Retirement Plan (As Amended and Restated Effective March 1, 2004)

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

January 7, 2005

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)