Form 10-K
period 2005-02-28
AMERICAN GREETINGS CORP
filed 2005-05-11
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 1-13859

American Greetings Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-0065325

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

One American Road, Cleveland, Ohio	44144

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 252-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Shares, Par Value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Class B Common Shares, Par Value $1.00

(Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2004 - $1,565,326,570.

Number of shares outstanding as of May 2, 2005:

CLASS A COMMON – 64,356,935
CLASS B COMMON – 4,163,102

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the American Greetings Corporation Definitive Proxy Statement for the Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year (incorporated into Part III). The Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Performance Graph contained in the registrant’s Definitive Proxy Statement shall not be deemed incorporated by reference herein.

AMERICAN GREETINGS CORPORATION
INDEX

Page
Number
PART I

Item 1. Business	1
Item 2. Properties	7
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6. Selected Financial Data	14
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A. Quantitative and Qualitative Disclosures About Market Risks	37
Item 8. Financial Statements and Supplementary Data	38
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A. Controls and Procedures	78
Item 9B. Other Information	79

PART III

Item 10. Directors and Executive Officers of the Registrant	79
Item 11. Executive Compensation	79
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
Item 13. Certain Relationships and Related Transactions	81
Item 14. Principal Accounting Fees and Services	81

PART IV

Item 15. Exhibits, Financial Statement Schedules	82

SIGNATURES
EX-4.III Amendment No. 1 to Credit Agreement
EX-4.IV Amendment No. 2 to Credit Agreement
EX-4.IX 5th Amendment to Receivables Purchase Agreement
EX-10.XXII Retirement Agreement
EX-10.XXIII Severance Agreement
EX-10.XXIV Consulting Agreement
EX-10.XXV Severance Agreement and Mutual Release
EX-10.XXVII Key Management Annual Incentive Plan 2005
EX-10.XXVIII Key Management Annual Incentive Plan 2005
EX-10.XXX Form of Employee Stock Option Agreement
EX-10.XXXI Form of Director Stock Option Agreement
EX-10.XXXII Form of Restricted Shares Grant Agreement
EX-10.XXXIII Form of Deferred Shares Grant Agreement
EX-10.XXXIV Spira Employment Agreement
EX-10.XXXV Bonus Letter Dated October 4, 2000
EX-10.XXXVI Johnston Employment Agreement
EX-21 Subsidiaries of the Corporation
EX-23 Consent of Independent Registered Public Account Firm
EX-31(A) Certification of Principal Executive Officer
EX-31(B) Certification of Principal Financial Officer
EX-32(A) Certification Pursuant to 18 USC Sect 1350

PART I

Item 1. Business

OVERVIEW

Founded in 1906, American Greetings Corporation and its subsidiaries (the “Corporation” or “American Greetings”) operate predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, party goods, candles, balloons, stationery and giftware are manufactured or sold by American Greetings and/or its subsidiaries in the United States and throughout the world, primarily in Canada, the United Kingdom, Mexico, Australia, New Zealand and South Africa. In addition, AG Interactive, Inc. (89.9% owned by the Corporation and formerly known as AmericanGreetings.com, Inc.) markets e-mail greetings, personalized printable greeting cards and other social expression products through the Corporation’s Web sites www.americangreetings.com, www.bluemountain.com, and www.egreetings.com; co-branded Web sites and on-line services. In 2005, AG Interactive launched its AG Mobile unit, which specializes in the distribution of ringtones for cellular telephones, graphics, games, alerts, and other social messaging products and applications to mobile devices. In connection with its May 2004 acquisition of Paris-based K-Mobile, S.A., AG Mobile has recently expanded its mobile content business to the European market. American Greetings’ subsidiary, Learning Horizons, Inc. distributes supplemental educational products. Design licensing and character licensing are done primarily by the Corporation’s subsidiaries, A.G.C. Inc. and Those Characters From Cleveland, Inc., respectively. The Hatchery, LLC (50% owned by the Corporation) also develops and produces original family and children’s entertainment for all media. The Corporation’s A.G. Industries, Inc. subsidiary manufactures custom display fixtures for the Corporation’s products and products of others. As of February 28, 2005, the Corporation also owned and operated 542 card and gift shops throughout North America.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2005 refers to the year ended February 28, 2005. The Corporation’s AG Interactive subsidiary is consolidated on a two-month lag corresponding with its fiscal year-end of December 31. In fiscal 2006, AG Interactive is changing its year end to coincide with the Corporation’s fiscal year end. Fiscal 2006 will include fourteen months of AG Interactive’s operations as a result of the change. The Corporation does not expect this change to materially impact fiscal 2006 consolidated results of operations.

BUSINESS STRATEGY

In 2005, American Greetings continued to focus primarily on improving its core greeting card business by continuing its supply chain transformation, an initiative designed to improve the way it develops, manufactures, distributes and services its products. The Corporation believes that this initiative, which it introduced in February 2003, has resulted in substantial annual benefits as of the end of 2005.

In addition to the transformation of its supply chain, three other initiatives that the Corporation introduced two years ago – category innovation, strategic account management, and human capital development – continue to provide focus for the Corporation’s efforts throughout 2006. Category innovation focuses on driving improvements in the core greeting card business, extending the Corporation’s existing competencies and evolving the Corporation’s product line beyond the core greeting card business to create new opportunities. Strategic account management will continue to focus on the most efficient alignment of the Corporation’s resources with the differentiated needs of customer accounts and their consumers. Finally, human capital development entails the continued training and development of associates in alignment with the Corporation’s operating objectives.

PRODUCTS

The Corporation creates, manufactures and distributes social expression products including greeting cards, gift wrap, party goods, calendars, candles, balloons, and stationery as well as educational products and custom display fixtures. Prior to the sale of its subsidiary, Magnivision, Inc. in October 2004, the Corporation also produced and sold prescription reading glasses and eyewear accessories. The Corporation’s major domestic greeting card brands are American Greetings, Carlton Cards, and Gibson, and other domestic products include DesignWare party goods, Guildhouse candles, Plus Mark gift wrap and boxed cards, DateWorks calendars, Learning Horizons educational products and AGI Schutz display fixtures. Online greeting card offerings and other digital content are available through the Corporation’s subsidiary, AG Interactive, Inc. Information concerning sales by major product classifications is included in Part II, Item 7.

BUSINESS SEGMENTS

At February 28, 2005, the Corporation operated in four business segments: Social Expression Products, Retail Operations, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising the Corporation’s business, see the discussion included in Part II, Item 7, and in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

CONCENTRATION OF CREDIT RISKS

Net sales to the Corporation’s five largest customers, which include mass merchandisers and major drug stores, accounted for approximately 30% of net sales in each of 2005, 2004 and 2003. Net sales to Wal-Mart Stores, Inc. accounted for approximately 13%, 11%, and 11% of net sales in 2005, 2004 and

2003, respectively. No other customer accounted for 10% or more of the Corporation’s net sales.

CONSUMERS

The Corporation believes that women purchase 89% of all greeting cards sold, that the median age of the Corporation’s consumers is approximately 54 and that women over the age of 35 account for approximately 84% of all greeting cards sold. The Corporation also believes that the average American household purchases about 17 greeting cards per year, the average number of greeting cards purchased per transaction is approximately two, and consumers make approximately seven card purchasing trips per year.

COMPETITION

The greeting card and gift wrap industry is intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 3,000 greeting card publishers in the United States, ranging from small family-run organizations to major corporations. The Corporation’s principal competitor is Hallmark Cards, Inc. Based upon its general familiarity with the greeting card and gift wrap industry and limited information as to its competitors, the Corporation believes that it is the second-largest company in the industry and the largest publicly owned greeting card company.

PRODUCTION AND DISTRIBUTION

In 2005, the Corporation’s major channel of distribution continued to be mass retail, which is comprised of mass merchandisers, chain drug stores and supermarkets. Other major channels of distribution included card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). The Corporation also sells its products through its card and gift retail stores. As of February 28, 2005, the Corporation owned and operated 542 card and gift retail stores in the United States and Canada through its Retail Operations segment, which are primarily located in malls and strip shopping centers. From time to time, the Corporation also sells its products to independent, third-party distributors. The Corporation services more than 70,000 retail stores in the United States and more than 125,000 outlets worldwide. The Corporation’s distribution centers are located near its manufacturing facilities. The Corporation has developed an automated distribution system whereby it is able to replenish retailers’ shelves promptly following the initiation of a re-order.

Many of the Corporation’s products are manufactured at common production facilities and marketed by a common sales force. The Corporation’s manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. The Corporation employs modern printing techniques which allow it to perform short run, multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. The Corporation’s products are manufactured globally at facilities located in North America, the United Kingdom, Australia, and South Africa. The Corporation also sources products from domestic and foreign third party suppliers. Additionally, information by geographic area is included in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

Production of the Corporation’s products is generally on a level basis throughout the year. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that have been converted to a scan-based trading model are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 28, 2005, three of the Corporation’s five largest customers in 2005 have converted, or are in the process of converting, to a scan-based trading model. The core of this business model rests with the Corporation providing product to the customer on a consignment basis with the Corporation recording sales at the time a product is electronically scanned through the retailer’s cash register. The Corporation and many of its competitors sell seasonal greeting cards with the right of return. Sales credits for non-seasonal product are issued at the Corporation’s sole discretion for damaged, obsolete and outdated products. Sales of non-seasonal products are generally sold without the right of return. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8.

During the year, the Corporation experienced no material difficulties in obtaining raw materials from suppliers.

INTELLECTUAL PROPERTY RIGHTS

The Corporation has a number of copyrights, patents, trademarks and service marks, which are used in connection with its products and services. The Corporation’s designs, artwork and verse are protected by copyright. Although the licensing of intellectual property produces additional revenue, in the opinion of the Corporation, the Corporation’s operations are not dependent upon any individual patent, trademark, service mark, copyright or intellectual property license. The collective value of the Corporation’s intellectual property is substantial and the Corporation follows an aggressive policy of protecting its rights in all patents, copyrights, trademarks, service marks, and intellectual property licenses.

EMPLOYEES

At February 28, 2005, the Corporation employed approximately 8,300 full-time employees and approximately 18,600 part-time employees which, when jointly considered, equate to approximately 17,600 full-time equivalent employees. Approximately 3,200 of the Corporation’s hourly plant employees are unionized, of which approximately 2,600 are covered by the following collective bargaining agreements:

Contract
Union	Plant Location	Expiration Date
International Brotherhood	Bardstown, Kentucky;	03/23/08
of Teamsters	Kalamazoo, Michigan;	04/30/10
	Cleveland, Ohio	03/31/10

Union of Needle Trades,	Greeneville, Tennessee	10/19/05
Industrial, & Textile	(Plus Mark)
Employees

Firemen & Oilers	Berea, Kentucky	08/31/06

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

Although risk is inherent in the granting of advances, the Corporation subjects such customers to its normal credit review. The Corporation maintains a general reserve for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where the Corporation is aware of a particular customer’s inability to meet its performance obligation, the Corporation records a specific reserve to reduce the deferred cost asset to the Corporation’s estimate of the value of future cash flows based upon expected performance. These agreements are accounted for as deferred costs. Losses attributed to these specific events have historically not been material. The balances and movement of the valuation reserve accounts are disclosed on Schedule II of this Annual Report on Form 10-K. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, and the discussion under the “Deferred Costs” heading in the “Critical Accounting Policies” section of Item 7 for further information and discussion of deferred costs.

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

AVAILABLE INFORMATION

The Corporation makes available, free of charge, on or through its www.corporate.americangreetings.com, investor relations Web site, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of the Corporation’s filings with the SEC also can be obtained at the SEC’s Internet site, www.sec.gov.

The Corporation’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Board’s Audit Committee, Compensation and Management Development Committee, and Nominating and Governance Committee are available on or through the Company’s www.corporate.americangreetings.com, investor relations Web site, and will be made available in print upon request by any shareholder to the Corporation’s Secretary.

Item 2. Properties

As of February 28, 2005, the Corporation owns or leases approximately 12.2 million square feet of plant, warehouse and office space, of which approximately 1.1 million square feet are leased. The Corporation believes its manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet its current needs.

The following table summarizes the principal plants and materially important physical properties of the Corporation. All of the Corporation’s domestic property secures indebtedness outstanding from time to time under its revolving credit facility and its 6.10% senior notes.

*     Indicates calendar year

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material	Principal
Location	Owned	Leased	Leases*	Activity
				World Headquarters:
Cleveland, Ohio	1,700,000			General offices of North American Greeting Card Division, Plus Mark, Inc., Carlton Cards Retail, Inc., Learning Horizons, Inc., AG Interactive, Inc., and A.G.C., Inc.; creation and design of greeting cards, gift wrap, party goods, candles, stationery and giftware; marketing of electronic greetings

Bardstown, Kentucky	413,500			Cutting, folding, finishing, and packaging of greeting cards

Berea, Kentucky		552,000	2013	Production and distribution of candles

Danville, Kentucky	1,374,000			Distribution of everyday products including greeting cards

Lafayette, Tennessee	194,000			Manufacture of envelopes for greeting cards, cutting, folding, finishing and packaging of cellos and stationery cards

Burgaw, North Carolina		59,000	2006	Manufacture of plastic molded party ware

Osceola, Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material	Principal
Location	Owned	Leased	Leases*	Activity
Philadelphia, Mississippi		120,000	2005	Hand finishing of greeting cards

Ripley, Tennessee	165,000			Greeting card printing (lithography)

Kalamazoo, Michigan	602,500			Manufacture and distribution of party goods

Forest City, North Carolina 2 Locations	498,000	262,500	2006	Manufacture of the Corporation’s display fixtures and other custom display fixtures by A.G. Industries, Inc.

Greeneville, Tennessee 2 Locations	1,410,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark, Inc.

Franklin, Tennessee	1,000,000			Manufacture of gift wrap and related items for Plus Mark, Inc. (operations were discontinued in 2005)

Toronto, Ontario Canada		87,000	2008	General office of Carlton Cards Limited (Canada)

Clayton, Australia	208,000			General offices of John Sands companies; manufacture greeting cards and related products

Dewsbury, England 2 Locations	394,000			General offices of Carlton Cards Limited (U.K.); manufacture greeting cards and related products

Croydon, Hull, Leicester and Oxford, England 3 Locations	116,500	31,000	2007	Manufacture and distribution of greeting cards and related products

Stafford Park, England 2 Locations	219,000	29,000	2010	General offices and warehouse for Gibson Hanson Graphics

			Expiration
	Approximate Square		Date of
	Feet Occupied		Material	Principal
Location	Owned	Leased	Leases*	Activity
Mexico City, Mexico	89,000			General offices of Carlton Mexico, S.A. de C.V. and distribution of greeting cards and related products

Johannesburg, Ladysmith and Durban, South Africa	166,000			General offices of S.A. Greetings Corporation (Pty.) Ltd; manufacture and distribution of greeting cards and related products

Item 3. Legal Proceedings

The Corporation is involved in certain legal proceedings arising in the ordinary course of business. The Corporation, however, does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

         None

Executive Officers of the Registrant

The following is a list of the Corporation’s executive officers, their ages as of April 30, 2005, their positions and offices, and number of years in executive office:

		Years as
Name	Age	Executive Officer	Current Position and Office
Morry Weiss	64	32	Chairman
Zev Weiss	38	4	Chief Executive Officer
Jeffrey Weiss	41	7	President and Chief Operating Officer
Catherine M. Kilbane	42	1	Senior Vice President, General Counsel and Secretary
Michael L. Goulder	45	2	Senior Vice President, Executive Supply Chain Officer
Thomas H. Johnston	57	—	Senior Vice President, Creative and Merchandising; President, Carlton Cards Retail
William R. Mason	60	23	Senior Vice President, Wal-Mart Team

		Years as
Name	Age	Executive Officer	Current Position and Office
Erwin Weiss	56	15	Senior Vice President, Specialty Business
Steven S. Willensky	50	2	Senior Vice President, Executive Sales and Marketing Officer
Joseph B. Cipollone	46	4	Vice President, Corporate Controller
Brian T. McGrath	54	—	Vice President, Human Resources
Douglas W. Rommel	49	—	Vice President, Information Services
Stephen J. Smith	41	2	Vice President, Treasurer and Investor Relations

Morry Weiss and Erwin Weiss are brothers. Jeffrey Weiss and Zev Weiss are the sons of Morry Weiss. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time; provided, however, that the removal of an executive officer would be subject to the terms of their respective employment agreements, if any.

Except as otherwise described below, all of the executive officers listed above have served in the capacity shown or similar capacities with the Corporation (or major subsidiary) over the past five years, with the following exceptions:

•	Zev Weiss was Regional Sales Director for the Corporation’s Carlton Cards Retail, Inc. unit from July 1994 to May 1995; Regional Sales Manager for the Corporation’s U.S. Greeting Card Division from May 1995 to May 1997; Executive Director of National Accounts for the Corporation’s U.S. Greeting Card Division from May 1997 until March 2000; Vice President, Strategic Business Units from March 2000 until March 2001; Senior Vice President from March 2001 until December 2001; and Executive Vice President from December 2001 until June 2003 when he was named Chief Executive Officer.

•	Jeffrey Weiss was Vice President, Materials Management of the Corporation’s U.S. Greeting Card Division from October 1996 until May 1997; Vice President, Product Management of the Corporation’s U.S. Greeting Card Division from May 1997 until January 1998; Senior Vice President from January 1998 until March 2000; and Executive Vice President, North American Greeting Card Division of the Corporation from March 2000 until June 2003 when he was named President and Chief Operating Officer.

•	Catherine M. Kilbane was a partner with the law firm of Baker & Hostetler LLP. She became Senior Vice President, General Counsel and Secretary in October 2003.

•	Michael L. Goulder was a Vice President in the management consulting firm of Booz Allen Hamilton from October 1998 until September 2002. He became a

Senior Vice President of the Corporation in November 2002 and is currently the Senior Vice President, Executive Supply Chain Officer.

•	Thomas H. Johnston was Chairman, President and Chief Executive Officer of Sutton Place Gourmet, a Gourmet food retailer, from July 1995 until July 2000, where he remained as Chairman until February 2001. He was Managing Director of Gruppo, Levey & Co., an investment banking firm focused on the direct marketing and specialty retail industries, from November 2001 until May 2004, when he became Senior Vice President and President of Carlton Retail. Mr. Johnston became Senior Vice President, Creative & Merchandising in December 2004.

•	William R. Mason was Senior Vice President, General Sales Manager from June 1991 until becoming Senior Vice President, Wal-Mart Team in September 2002.

•	Steven S. Willensky was President of Medex, a medical products subsidiary of The Furon Company, from 1997 to 2000, and President and Chief Executive Officer of Westec Interactive, a provider of interactive security and remote monitoring systems, from 2000 to 2002. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in September 2002.

•	Joseph B. Cipollone was Director, Corporate Financial Planning of the Corporation from July 1994 until December 1997; and Executive Director, International Finance of the Corporation from December 1997 until becoming Vice President and Corporate Controller in April 2001.

•	Douglas W. Rommel was Manager of Customer Support Services within the Information Services division until January 1996; Director of Applications Development within the Information Services division from January 1996 until July 2000; Executive Director of e-business within the Information Services division from July 2000 until becoming the Corporation’s Vice President of Information Services in November 2001.

•	Stephen J. Smith was Treasurer and Officer from 1998 to 1999 and Vice President, Treasurer and Assistant Secretary in 1999 of Insilco Holding Company, an industrial holding company. He was Vice President and Treasurer of General Cable Corporation, a wire and cable company, from 1999 to 2002. He became Vice President and Treasurer of the Corporation in April 2003.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. The Corporation’s Class A common shares are listed on the New York Stock Exchange under the symbol AM. The high and low sales prices, as reported in the New York Stock Exchange listing, for the years ended February 28, 2005 and February 29, 2004, were as follows:

	2005		2004
	High	Low	High	Low
1st Quarter	$23.45	$19.09	$17.73	$12.65
2nd Quarter	24.18	20.87	20.22	17.00
3rd Quarter	28.16	23.98	22.14	18.33
4th Quarter	27.92	23.19	23.00	20.19

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

National City Bank, Cleveland, Ohio, is the Corporation’s registrar and transfer agent.

Shareholders. At February 28, 2005, there were approximately 44,000 holders of Class A common shares and 160 holders of Class B common shares of record and individual participants in security position listings.

Dividends. The following table sets forth the dividends paid by the Corporation in 2005 and 2004.

Dividends per share declared in	2005	2004
3rd Quarter (paid October 29, 2004)	$0.06	—
4th Quarter (paid January 24, 2005)	0.06	—

	$0.12	—

The Corporation did not pay cash dividends on its common shares during 2004, but began paying dividends again in the third quarter of 2005. Although the Corporation expects to continue paying dividends, payment of future dividends will be determined by the Board of Directors in light of appropriate business conditions. In addition, the

Corporation’s senior secured credit facility restricts the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses and entities, and to pay shareholder dividends. These restrictions are subject to customary baskets and financial covenant tests. For a further description of the limitations imposed by the Corporation’s senior secured credit facility, see the discussion in Part II, Item 7, under the heading “Liquidity and Capital Resources,” and Note 11 to the Consolidated Financial Statements included in Part II, Item 8.

Securities Authorized for Issuance Under Equity Compensation Plans. Please refer to the information set forth under the heading “Equity Compensation Plan Information” included in Item 12 of this Annual Report on Form 10-K.

(b) Not Applicable

(c) The following table provides information with respect to the Corporation’s purchases of its common shares made during the three months ended February 28, 2005.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
		Average	Part of Publicly	Yet Be
	Total Number of	Price Paid	Announced	Purchased
Period	Shares Repurchased	per Share	Plans	Under the Plans
December 2004	Class B – 207,653 (1)	$27.91	—	—
January 2005	Class B – 882 (1)	$24.05	—	—
February 2005	—	—	—	—

Total	Class B – 208,535 (1)	$27.89	—	—

(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation’s Amended Articles of Incorporation, all of the Class B common shares were repurchased by the Corporation for cash pursuant to its right of first refusal.

Item 6. Selected Financial Data

Thousands of dollars except share and per share amounts

	2005	2004	2003	2002	2001
Summary of Operations
Net sales	$1,902,727	$1,953,729	$1,953,654	$1,868,813	$2,050,955
Gross profit	997,526	1,041,024	1,082,444	961,352	1,146,525
Restructure and other charges	—	—	—	56,715	—
Interest expense	79,526	85,828	79,095	78,599	55,387
Income (loss) from continuing operations	70,550	97,989	113,538	(126,761)	(98,588)
Income from discontinued operations, net of tax	24,729	6,682	7,568	4,451	5,915
Cumulative effect of accounting changes, net of tax	—	—	—	—	(21,141)
Net income (loss)	95,279	104,670	121,106	(122,310)	(113,814)
Earnings (loss) per share:
Income (loss) from continuing operations	1.03	1.47	1.73	(1.99)	(1.55)
Income from discontinued operations, net of tax	0.36	0.10	0.12	0.07	0.09
Cumulative effect of accounting changes, net of tax	—	—	—	—	(0.33)
Earnings (loss) per share	1.39	1.57	1.85	(1.92)	(1.79)
Earnings (loss) per share – assuming dilution	1.25	1.40	1.63	(1.92)	(1.79)
Cash dividends per share	0.12	—	—	0.20	0.62
Fiscal year end market price per share	24.63	22.67	13.12	13.77	13.06
Average number of shares outstanding	68,545,432	66,509,332	65,636,621	63,615,193	63,646,405

Financial Position
Accounts receivable — net	$200,408	$238,473	$294,109	$277,388	$374,820
Inventories	222,874	238,612	271,187	280,805	356,705
Working capital	793,972	774,466	554,363	373,381	119,062
Total assets	2,535,628	2,484,013	2,584,120	2,614,995	2,712,074
Property, plant and equipment additions	47,497	32,544	28,053	24,436	69,743
Long-term debt	486,099	665,874	726,531	853,113	380,129
Shareholders’ equity	1,386,780	1,267,540	1,077,464	902,419	1,047,190
Shareholders’ equity per share	20.09	18.79	16.35	14.15	16.49
Net return on average shareholders’ equity from continuing operations	5.3%	8.4%	11.5%	(13.0)%	(8.6)%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporation’s discussion and analysis of its financial condition and results of operations should be read in conjunction with the audited consolidated financial statements. This discussion and analysis, and other statements made in this Report, contain forward-looking statements, see “Factors That May Affect Future Results” at the end of this discussion and analysis for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

Founded in 1906, the Corporation is the world’s largest publicly owned creator, manufacturer and distributor of social expression products. Headquartered in Cleveland, Ohio, the Corporation employs approximately 17,600 associates around the world, is home to one of the world’s largest creative studios and services more than 70,000 retail stores in the United States and more than 125,000 outlets worldwide.

The Corporation’s major domestic greeting card brands are American Greetings, Carlton Cards and Gibson and other domestic products include DesignWare party goods, GuildHouse candles, Plus Mark gift wrap and boxed cards, DateWorks calendars, Learning Horizons educational products and AGI Schutz display fixtures. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings, ringtones for cellular telephones and other content for the digital marketplace. As of February 28, 2005, the Retail Operations segment owned and operated 542 card and gift shops throughout North America.

The Corporation’s international operations include wholly owned subsidiaries in the United Kingdom, Canada, Australia, New Zealand, Mexico and South Africa as well as licensees in approximately 50 other countries.

The business exhibits seasonality, which is typical for most companies in the retail industry. Sales are much stronger in the second half of the year than the first half of the year due to the concentration of major holidays during the second half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Working capital requirements needed to finance operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as inventory is increased in preparation for the peak selling season.

The Corporation recognized net income of $95.3 million in 2005 compared to $104.7 million in 2004. Included in the results this year is the net income from discontinued operations of $24.7 million resulting primarily from the Corporation’s divestiture of its Magnivision reading glasses subsidiary completed in October 2004.

Despite the reduction in net income, the Corporation experienced a record year in the generation of cash as management remained focused on improving asset utilization and debt reduction to increase the combined balance of cash and cash equivalents and short-term investments to $459.0 million in 2005 compared to $285.5 million in 2004. In addition, the pre-tax contribution from outbound licensing activities nearly doubled over prior year to $43.3 million and management continues to explore opportunities for the Corporation to maximize the value of its intellectual property assets.

As part of an effort begun three years earlier, the current year operating results include certain costs to stabilize the infrastructure of the business and strengthen its financial position. The Corporation’s modifications to its infrastructure represent a proactive strategy to align its cost structure with significant changes taking place in the domestic markets. Strong acceptance of the Corporation’s scan-based trading business model, increased consumer preference for value, continued consolidation of retailers and expanded opportunities for store specific data mining have prompted the Corporation to modify its business processes relative to product development, sourcing, and delivery systems.

The current year results include the following costs as part of the above actions. Net sales were reduced approximately $13 million to recognize the implementation of a new merchandising strategy for seasonal space management. In the past, the Corporation sold everyday card products on an outright basis to fill seasonal space during off-season periods. Going forward, the Corporation will improve the overall productivity of its display space and merchandising workforce by supplying a combination of various card and non-card programs, all sold with the right of return. The estimated returns will be recorded in conjunction with the sales recognition, consistent with the Corporation’s policy on seasonal sales with full return privileges. The current year net sales reduction represents the estimated expense for product currently in stores that may now be returned to the Corporation.

In addition, the Corporation continued its ongoing efforts to reduce overhead costs and drive efficiencies with the elimination of approximately 300 positions throughout the business. As a result of this action, the Corporation recorded a charge of $16.6 million, primarily for severance costs.

Finally, to leverage the fixed costs of seasonal gift wrap production, the Corporation is consolidating seasonal gift wrap production into one plant and eliminating approximately 250 full-time equivalent positions with the closure of the Corporation’s Franklin, Tennessee manufacturing facility. A charge of $14.9 million was recorded for severance pay, asset disposals and other costs associated with this action. The Corporation expects approximately $3 million in additional charges during the first half of 2006 to complete this action.

The Corporation believes that the success of these and other efforts over the past three years has provided the Corporation with a sustainable business model to proactively identify and implement cost reduction projects for the rapidly changing marketplace.

Additionally, in the current year, the Corporation undertook a major initiative to address disappointing performance in its Retail Operations segment. With new divisional management in place, the Corporation executed initiatives to revise merchandising strategies, close underperforming stores and invest in point-of-sale (“POS”) infrastructure upgrades.

Results in 2005 also included the impact of the conversion of two accounts to scan-based trading, which reduced net sales by approximate $32 million and pre-tax income by approximately $30 million. In addition, the Retail Operations segment reviewed its accounting for leases and recorded a pre-tax charge of $4.9 million during the fourth quarter to correct certain errors that were identified. This correction relates solely to accounting treatment and did not impact historic or future cash flows and did not have a material impact on current or prior year consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the years ended February 28, 2005 and February 29, 2004

Net income was $95.3 million, or $1.25 per diluted share, in 2005 compared to net income of $104.7 million, or $1.40 per diluted share, in 2004.

The Corporation’s results for 2005 and 2004 are summarized below:

		% Net		% Net	Fav
(Dollars in thousands)	2005	Sales	2004	Sales	(Unfav)

Net sales	$1,902,727	100.0%	$1,953,729	100.0%	(2.6%)

Material, labor and other production costs	905,201	47.5%	912,705	46.7%	0.8%
Selling, distribution and marketing	654,402	34.4%	635,224	32.5%	(3.0%)
Administrative and general	252,622	13.3%	219,369	11.2%	(15.2%)
Interest expense	79,526	4.2%	85,828	4.4%	7.3%
Other income — net	(97,272)	(5.1%)	(59,248)	(3.0%)	64.2%

	1,794,479	94.3%	1,793,878	91.8%	(0.0%)

Income from continuing operations before income tax expense	108,248	5.7%	159,851	8.2%	(32.3%)
Income tax expense	37,698	2.0%	61,862	3.2%	39.1%

Income from continuing operations	70,550	3.7%	97,989	5.0%	(28.0%)

Income from discontinued operations, net of tax	24,729	1.3%	6,681	0.3%	270.1%

Net income	$95,279	5.0%	$104,670	5.3%	(9.0%)

Net Sales Overview

Consolidated net sales in 2005 were $1.90 billion, a decrease of $51 million from the prior year. This decrease includes $45 million of sales reductions associated with the scan-based trading buyback ($32 million) which occurred in the fourth quarter, as well as returns costs for a revised merchandising strategy ($13 million) implemented in the third quarter. The remaining decrease is the result of reduced sales in the Corporation’s Retail Operations segment ($35 million) approximately half of which is the result of reduced store count and half from declining same store sales, combined with reduced third party sales ($22 million) in the Corporation’s display fixture business, partially offset by favorable foreign currency translation ($38 million) and additional revenues from two acquisitions completed mid-year by AG Interactive ($16 million).

The contribution of each major product category as a percent of net sales for the past two fiscal years was as follows:

	2005	2004
Everyday greeting cards	36%	38%
Seasonal greeting cards	20%	19%
Gift wrapping and wrap accessories	17%	17%
All other products*	27%	26%

*	The “all other products” classification includes giftware, party goods, candles, balloons, calendars, custom display fixtures, educational products, stickers, online greeting cards and other digital products.

Unit and Pricing Analysis

Unit and pricing comparisons for 2005 and 2004 are summarized below:

	Increase (Decrease)
	From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2005	2004	2005	2004	2005	2004
Unit volume	(5.5%)	1.5%	4.6%	(0.7%)	(2.6%)	0.9%
Selling prices	(0.6%)	(0.3%)	(3.7%)	(3.5%)	(1.4%)	(1.4%)
Overall Increase / (Decrease)	(6.0%)	1.2%	0.7%	(4.2%)	(4.0%)	(0.6%)

During 2005, combined everyday and seasonal greeting card sales less returns fell 4.0% compared to 2004. The shortfall was heavily skewed toward everyday cards where the impact of the scan-based trading buyback and revised merchandising strategy drove net unit volume down 3.9%. The remaining everyday card business was down 2.1% to prior year. The entire decrease in average selling prices for everyday is the result of a shift in product mix driven by accelerated growth rates in the value card market.

Seasonal card sales less returns improved 0.7% over 2004 levels reflecting some success in the Corporation’s seasonal marketing initiatives. A combination of specific caption refinements by holiday combined with a broader offering of value priced products resulted in a strong unit volume increase of 4.6%. In addition, average return rates fell 0.6% driving additional benefits throughout the supply chain. The reduction in average selling price of 3.7% is entirely the result of expansion of value cards in the overall mix.

Expense Overview

Material, labor and other production costs for 2005 were 47.5% of net sales, an increase from 46.7% in 2004. Virtually the entire change, as a percentage of sales, is the result of the impact of the scan-based trading buyback and the implementation of a new merchandising strategy for seasonal space management. The decrease in dollars from the prior year was the result of reduced spending due to successful supply chain initiatives ($22 million) and overlapping prior year inventory costs ($13 million), partially offset by increased costs related primarily to a plant closure ($13 million), higher product content costs ($12 million) and incremental costs due to acquisitions ($5 million).

Selling, distribution and marketing expenses were 34.4% of net sales for 2005 compared to 32.5% in 2004, a 1.9 percentage point increase. Spending increases consisted of agency fees for licensing ($10 million), incremental costs due to acquisitions ($14 million), correction for operating lease accounting in the Retail Operations segment ($5 million) and severance ($6 million), partially offset by savings in supply chain initiatives ($6 million) and reduced store operating expenses in the Retail Operations segment ($9 million) as a result of fewer store locations.

Administrative and general expenses were $252.6 million in 2005, compared to $219.4 million in 2004. The $33.2 million increase in expense in 2005 is due primarily to increased employee-related costs ($20 million), severance charges ($9 million) and increased spending on systems development ($5 million).

Interest expense was $79.5 million in 2005, compared to $85.8 million in 2004. Interest expense over the two year period was impacted by interest savings from the extinguishment of the $118.0 million term loan in the first quarter of 2004 and the repurchase of $63.6 million and $186.2 million of 11.75% senior subordinated notes during the third quarter of 2004 and first quarter of 2005, respectively. The current year expense includes $39.1 million for the write-off of deferred financing fees and a premium payment and other fees associated with the notes repurchase. The prior year expense includes $18.4 million for the write-off of deferred financing fees and a premium payment associated with the term loan extinguishment and notes repurchase.

Other income — net was income of $97.3 million in 2005 compared to income of $59.2 million in 2004. The 2005 results were due to increased revenue from licensing royalties of “Care Bear” and “Strawberry Shortcake” products ($19 million), a one-time receipt related to royalty agreements ($10 million), increased interest income ($2 million) and a gain on the sale of an investment ($3 million).

The effective tax rates for 2005 and 2004 were 34.8% and 38.7%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. In 2005, the reduction in the effective tax rate is primarily the result of the favorable benefits associated with recent tax law changes, which allowed the Corporation to reduce valuation allowances against certain deferred tax assets. See Note 17 to the Consolidated Financial Statements for causes of the differences between tax expense at the federal statutory rate and actual tax expense.

Segment Results

The Corporation’s management reviews segment results using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. For additional segment information, see Note 16 to the Consolidated Financial Statements.

Social Expression Products Segment

(Dollars in thousands)	2005	2004	% Change
Net Sales	$1,536,019	$1,594,467	(3.7%)
Segment Earnings	274,133	317,819	(13.8%)

In 2005, net sales excluding the impact of foreign exchange and intersegment items of the Social Expression Products segment decreased $58.4 million, or 3.7%, from 2004. This decrease includes $44.6 million of sales reductions associated with the scan-based trading buyback at a major customer account ($31.6 million) which occurred in the fourth quarter, as well as returns costs for a revised merchandising strategy ($13.0 million) implemented in the third quarter. The remaining decrease was primarily due to reduced sales of everyday cards.

Segment earnings excluding the impact of foreign exchange and intersegment items decreased $43.7 million, or 13.8%, in 2005 compared to the prior year. This decrease is due to the scan-based trading buyback ($30 million), implementation of the new merchandising strategy ($13 million), severance costs ($13 million) and plant closure costs ($15 million), partially offset by lower field service costs related to the prior year integration of a new major customer ($9 million) and higher royalty income ($19 million).

Retail Operations Segment

(Dollars in thousands)	2005	2004	% Change
Net Sales	$238,159	$272,917	(12.7%)
Segment Earnings (Loss)	(20,685)	4,269	(584.5%)

The Retail Operations segment exhibits considerable seasonality, which is typical for most retail store operations. A significant amount of the net sales and segment earnings occur during the fourth quarter in conjunction with the major holiday season.

Net sales excluding the impact of foreign exchange in the Retail Operations segment decreased $34.8 million, or 12.7%, in 2005 from 2004, as sales of both everyday and seasonal cards were lower. Net sales at stores open one year or more were down approximately 7.3% in 2005 from 2004 and the average number of stores decreased 5.7% compared to the prior year. In addition, the average number of transactions per store was down from the prior year by approximately 6%, in part a reflection of continued reduced overall consumer traffic in retail shopping malls.

Segment earnings excluding the impact of foreign exchange decreased $25.0 million in 2005 from the prior year. This decrease was due to lower net sales and a $4.9 million charge for a correction in the accounting treatment for certain operating leases. For the year, markdowns to reduce inventory levels were, as a percent of sales, 3.3 percentage points higher than in the prior year.

During 2005, the Corporation undertook a major initiative to address the disappointing performance in its retail operations. With new divisional management in place, the Corporation executed initiatives to revise merchandising strategies, close marginally performing stores and invest in POS infrastructure upgrades.

The Retail Operation segment is a reporting unit as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” and, as such, is the level that is tested for impairment of goodwill. Due primarily to declining results in the past two years, the fair value of the Retail Operations segment, determined for the purpose of testing goodwill for impairment, has declined. As a result, corporate management is closely monitoring the short-term performance of this segment. To enable this monitoring, the Corporation has established performance indicators within the Retail Operations segment in order to assess the progress of the business throughout 2006. Should the segment fail to meet the established performance indicators, the goodwill in the Retail Operations segment may require testing for impairment prior to the annual impairment test.

AG Interactive Segment

(Dollars in thousands)	2005	2004	% Change
Net Sales	$57,514	$36,427	57.9%
Segment Earnings (Loss)	(955)	4,540	(121.0%)

Net sales excluding the impact of foreign exchange in the AG Interactive segment increased $21.1 million, or 57.9%, in 2005 over 2004. This substantial increase is the result of the business acquisitions of MIDIRingTones, LLC and K-Mobile S.A. ($16 million) and increased subscription revenue ($5 million). At the end of 2005, the Corporation had approximately 2.2 million paid subscribers versus 2.1 million in 2004.

Segment earnings excluding the impact of foreign exchange of $4.5 million in 2004 decreased to a loss of $1.0 million in 2005. This decrease is primarily the result of acquisition costs, new business integration costs, higher technology costs and the cost of new business initiatives, which more than offset the benefits from increased sales.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense of $79.5 million and $85.8 million in 2005 and 2004, respectively, for centrally incurred debt and domestic profit-sharing expense of $11.3 million and $7.1 million in 2005 and 2004, respectively. In addition, unallocated items include costs associated with corporate operations including the senior management staff, corporate finance, legal, and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $48.9 million and $66.6 million in 2005 and 2004, respectively.

Comparison of the years ended February 29, 2004 and February 28, 2003

Net income was $104.7 million, or $1.40 per diluted share, in 2004 compared to net income of $121.1 million, or $1.63 per diluted share, in 2003.

The Corporation’s results for 2004 and 2003 are summarized below:

		% Net		% Net	Fav
(Dollars in thousands)	2004	Sales	2003	Sales	(Unfav)
Net sales	$1,953,729	100.0%	$1,935,654	100.0%	0.9%

Material, labor and other production costs	912,705	46.7%	853,210	44.1%	(7.0%)
Selling, distribution and marketing	635,224	32.5%	607,031	31.4%	(4.6%)
Administrative and general	219,369	11.2%	234,940	12.1%	6.6%
Interest expense	85,828	4.4%	79,095	4.1%	(8.5%)
Other income — net	(59,248)	(3.0%)	(26,487)	(1.4%)	123.7%

	1,793,878	91.8%	1,747,789	90.3%	(2.6%)

Income from continuing operations before income tax expense	159,851	8.2%	187,865	9.7%	(14.9%)
Income tax expense	61,862	3.2%	74,327	3.8%	16.8%

Income from continuing operations	97,989	5.0%	113,538	5.9%	(13.7%)

Income from discontinued operations, net of tax	6,681	0.3%	7,568	0.4%	(11.7%)

Net income	$104,670	5.3%	$121,106	6.3%	(13.6%)

Net Sales Overview

Consolidated net sales in 2004 were $1.95 billion, an increase of $18.1 million over the prior year. The year over year increase in net sales of 0.9% was primarily the result of foreign currency exchange fluctuations, which improved the sales comparisons by 2.5% while net sales from ongoing operations at constant exchange rates declined approximately 1.6%. The Corporation experienced strong sales growth in its U.K. business of 5.2% as well as significant growth in its domestic party goods and candle businesses. These gains were more than offset by downturns in the seasonal card and gift wrap offerings, the effects of increased customer incentives for greeting cards, and soft demand in its Retail Operation segment.

The contribution of each major product category as a percent of net sales for 2004 and 2003 was as follows:

	2004	2003
Everyday greeting cards	38%	39%
Seasonal greeting cards	19%	18%
Gift wrapping and wrap accessories	17%	19%
All other products*	26%	24%

* The “all other products” classification includes giftware, party goods, candles, balloons, calendars, custom display fixtures, educational products, stickers, online greeting cards and other digital products.

Unit and Pricing Analysis

During 2004, combined everyday and seasonal greeting card sales less returns fell by approximately 0.6% compared to 2003. Overall unit sales increased approximately 0.9% over the prior year, while average prices declined by approximately 1.4% for the same period.

Unit and pricing comparisons for 2004 and 2003 are summarized below:

	Increase (Decrease)
	From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2004	2003	2004	2003	2004	2003
Unit volume	1.5%	5.6%	(0.7%)	(2.5%)	0.9%	2.9%
Selling prices	(0.3%)	(2.1%)	(3.5%)	(2.8%)	(1.4%)	(2.3%)
Overall Increase / (Decrease)	1.2%	3.5%	(4.2%)	(5.3%)	(0.6%)	0.5%

The Corporation had an increase in everyday card sales of approximately 1.2% during 2004 compared to 2003. Increased unit volume of approximately 1.5% was driven primarily by new business in the U.S. and U.K. markets, but was partially offset by a reduction in average selling prices of approximately 0.3%. The marginal reduction in average selling prices is indicative of a continuing shift in product mix to more value priced products.

In 2004, the Corporation’s seasonal card sales less returns declined approximately 4.2% from the prior year. Unit sales of seasonal greeting cards less returns were down approximately 0.7%. The unit volume decrease is due to a reduction in gross shipments in an effort to reduce return rates. The average selling price of seasonal cards declined approximately 3.5%, driven primarily by product mix.

Expense Overview

Material, labor and other production costs for 2004 were 46.7% of net sales, an increase from 44.1% in 2003. Of this 2.6 percentage point increase, approximately 1.5% reflects the write-down of inventories related to seasonal performance and product discontinuances with the remaining 1.1% cost increase split approximately equally between higher spending on material and creative greeting card content and a shift in mix to relatively higher cost products, including party goods and candles. These expense increases were partially offset by sustainable cost improvements from the supply chain transformation, which were mostly offset by implementation costs that occurred earlier in the year.

Selling, distribution and marketing expenses were 32.5% of net sales in 2004 compared to 31.4% in 2003, a 1.1 percentage point increase. Virtually all of the increase resulted from higher field service costs associated with the new account rollout and broker commission payments related to “Care Bear” and “Strawberry Shortcake” licensing.

Administrative and general expenses were $219.4 million in 2004, compared to $234.9 million in 2003. The $15.5 million decrease in expenses in 2004 compared to 2003 is due primarily to lower employee-related costs, including executive compensation and profit-sharing.

Interest expense was $85.8 million in 2004, compared to $79.1 million in 2003. The increase in interest expense from 2003 to 2004 was due to the accelerated write-down of deferred financing costs and premium charges from the repurchase of $63.6 million of 11.75% senior subordinated notes and costs related to the early retirement of the term loan of $118.0 million under the Corporation’s senior secured credit facility. The increase in interest expense, however, was partially offset by the savings from the early retirement of the term loan in April 2003.

Other income — net was income of $59.2 million in 2004 compared to income of $26.5 million in 2003. The 2004 results were due to income from licensing royalties of “Care

Bear” and “Strawberry Shortcake” products of $44.9 million, interest income of $2.7 million and foreign exchange gain of $5.2 million. The 2003 results included a pre-tax gain of $12.0 million (total proceeds of $17 million) on the sale of a marketable security investment held by the Corporation’s U.K. subsidiary, royalty income of $6.7 million and interest income of $4.8 million.

The effective tax rates for 2004 and 2003 were 38.7% and 39.6%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. In 2004, the reduction in the effective tax rate is the result of the utilization of net operating loss carryforwards and the settlement of the Corporation’s company owned life insurance (“COLI”) obligations in 2003. See Note 17 to the Consolidated Financial Statements for details of the differences between taxes at the federal statutory rate and actual tax expense.

Segment Results

The Corporation’s management reviews segment results using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. For additional segment information, see Note 16 to the Consolidated Financial Statements.

Social Expression Products Segment

(Dollars in thousands)	2004	2003	% Change
Net Sales	$1,594,467	$1,624,535	(1.9%)
Segment Earnings	317,819	316,256	0.5%

In 2004, net sales excluding the impact of foreign exchange and intersegment items of the Social Expression Products segment decreased $30.1 million, or 1.9%, from 2003. Sales benefited in the Corporation’s U.S. market due to the addition of a major mass retailer and strong performance from its candle and party goods businesses. The U.K. business experienced increased sales due to market share gains. However, these increases were more than offset by weak seasonal performance, primarily in the domestic greeting card and gift wrap businesses, and increased customer incentives.

During 2004, combined everyday and seasonal greeting card sales less returns fell by approximately 0.6% compared to 2003. Overall unit sales increased approximately 0.9% over the prior year, while average prices declined by approximately 1.4% for the same period.

In 2004, seasonal card sales less returns declined approximately 4.2% from the prior year. Unit sales of seasonal greeting cards less returns were down approximately 0.7% due to a reduction in gross shipments in an effort to reduce return rates. The average selling prices of seasonal cards declined approximately 3.5% driven primarily by product mix.

Segment earnings excluding the impact of foreign exchange increased $1.6 million in 2004 compared to 2003. Improvements in the U.K. and Australia were partially offset by a decline in the United States. In addition, costs of the Corporation’s supply chain transformation initiative continued, but were offset by expense savings during the year.

Retail Operations Segment

(Dollars in thousands)	2004	2003	% Change
Net Sales	$272,917	$275,296	(0.9%)
Segment Earnings	4,269	19,128	(77.7%)

The Retail Operations segment exhibits considerable seasonality, which is typical for most retail store operations. A significant amount of the net sales and segment earnings occur during the fourth quarter in conjunction with the major holiday season.

Net sales excluding the impact of foreign exchange in the Retail Operations segment decreased $2.4 million, or 0.9%, in 2004 from 2003, as sales of both everyday and seasonal cards were lower. The average number of transactions per store was down from the prior year by approximately 4%, reflecting reduced overall consumer traffic in retail shopping malls. Net sales at stores open one year or more were down approximately 4% in 2004 from 2003.

Segment earnings excluding the impact of foreign exchange were $4.3 million in 2004, a decrease of $14.9 million, or 77.7%, from the prior year. The decrease reflected increased promotional pricing and reduced sales as a result of reduced consumer traffic in retail shopping malls.

AG Interactive Segment

(Dollars in thousands)	2004	2003	% Change
Net Sales	$36,427	$34,615	5.2%
Segment Earnings	4,540	477	851.8%

Net sales of the AG Interactive segment increased $1.8 million, or 5.2%, in 2004 over 2003, reflecting an increase in advertising revenues and an approximately 10% rise in subscription membership. At the end of 2004, the Corporation had approximately 2.1 million paid subscribers versus 1.9 million in 2003.

In 2004, earnings increased to $4.5 million from $0.5 million in 2003, reflecting the increase in membership revenues as well as cost reductions implemented by the segment during the year.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense of $85.8 million and

$79.1 million in 2004 and 2003, respectively, for centrally incurred debt and domestic profit-sharing expense of $7.1 million and $13.6 million in 2004 and 2003, respectively. In addition, unallocated items include costs associated with corporate operations including the senior management staff, corporate finance, legal, and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $66.6 million and $55.2 million in 2004 and 2003, respectively.

Liquidity and Capital Resources

The Corporation experienced a record year in the generation of cash as management remained focused on improving asset utilization and debt reduction and also increased the combined balance of cash and cash equivalents and short-term investments to $459.0 million in 2005 compared to $285.5 million in 2004. In the past two years, the Corporation has reduced its debt by approximately $374 million, improving its debt to total capital ratio from 44.4% in 2003 to 26.0% in 2005. With the additional cash on hand, the Corporation announced a $200 million share repurchase program and an increase in its quarterly dividend.

Operating Activities

During the year, cash flow from operating activities provided cash of $358.4 million compared to $283.1 million in 2004, an improvement of $75.3 million. This improvement was primarily the result of the reduction of net deferred costs as amortization exceeded payments by approximately $73 million.

Cash flow from operating activities for 2004 compared to 2003 resulted in an improvement of $220.2 million, from $62.9 million in 2003. The overall increase reflects concentrated cash collection efforts on trade accounts receivable and reduced tax payments driven by the settlement of the Corporation’s COLI obligations in 2003, partially offset by reductions in trade and other payables.

Accounts receivable, net of the effect of acquisitions, provided a source of cash of $50.6 million in 2005, compared to $65.5 million in 2004 and a use of cash of $11.4 million in 2003. The decrease of $14.9 million in 2005 from the 2004 level relates to the strong collections during 2004, partially offset by the impact of converting a large customer to scan-based trading. The improvement of $76.9 million in 2004 over 2003 reflected a concentrated cash collection effort during 2004.

Inventories, net of the effect of acquisitions, provided a source of cash of $23.3 million in 2005, compared to $42.5 million in 2004 and $15.9 million in 2003. The decrease in inventory during 2005 was primarily related to lower inventory levels in the Retail Operations segment, due to fewer store locations and efforts to reduce average in-store inventory levels, and the display fixtures business primarily due to reduced levels of sales. The decrease in inventory during 2004 reflected the write-down of approximately $28 million in inventory for excess seasonal product and product discontinuances. The

2003 results reflect the favorable impacts of plant consolidations and SKU reductions undertaken in that year as well as reduced seasonal card production as gross outbound shipments were reduced in an effort to control return rates.

Other current assets, net of the effect of acquisitions, were a use of cash of $15.2 million in 2005 compared to a source of $6.6 million and $5.8 million in 2004 and 2003, respectively. The decrease in cash flow is the result of an increase in refundable taxes, related to current year estimated tax payments.

Deferred costs — net represents payments under agreements with retailers net of the related amortization of those payments. During 2005, 2004 and 2003, amortization exceeded payments by $107.7 million, $34.9 million and $39.5 million, respectively. These results reflect the success of the Corporation’s modified contract management strategies. None of the Corporation’s major customer agreements are set to expire in fiscal 2006.

Accounts payable and other liabilities, net of the effect of acquisitions, were a source of cash of $31.8 million in 2005 and a use of cash of $99.5 million and $124.9 million in 2004 and 2003, respectively. The increase in the liability balances in 2005 was primarily due to higher trade payables, severance and plant closing accruals and higher profit-sharing and executive compensation liabilities in the current year. The decrease in 2004 was due to reduced trade payables, continued reduction of acquisition liabilities and lower severance, profit-sharing and executive compensation liabilities. The decrease in 2003 was due primarily to payments to settle the income tax liability associated with the Corporation’s COLI program.

Investing Activities

Cash used in investing activities was $187.0 million during 2005, compared to $30.2 million in 2004 and a source of cash of $19.4 million in 2003. The current year usage included net outflows of $208.7 million for the purchase of short-term, highly liquid auction rate securities and $25.2 million related to the acquisitions of MIDIRingTones, LLC, Collage Designs Limited and The Hatchery, LLC and the buyout of a portion of the minority interest of AG Interactive. Inflows in the current year included $77.0 million of proceeds from the sale of Magnivision, $19.1 million of proceeds from the sale of an equity investment and $5.8 million proceeds from the sale of fixed assets.

Capital expenditures totaled $47.5 million, $32.5 million and $28.1 million in 2005, 2004 and 2003, respectively. The Corporation continues to limit capital expenditures only to projects with either a high internal rate of return or which are critical for operating activities.

Cash inflows in 2004 and 2003 also included the wind-down of the Corporation’s COLI program, which generated cash inflows of $7.8 million in 2004 and $10.0 million in 2003, and the sale of a marketable security in 2003, which generated proceeds of $17.0 million.

Financing Activities

In 2005, the Corporation used $208.6 million for financing activities including $216.4 million related to the repurchase of the Corporation’s 11.75% senior subordinated notes in the first quarter. In addition, stock activity provided and used a significant amount of cash during the current year. There was a high amount of employee option exercises due to a tranche of options nearing their expiration date. The receipt by the Corporation of the exercise price on these options provided approximately $40 million during the year. In addition, in accordance with its Amended Articles of Incorporation, the Corporation repurchased shares into its Treasury, primarily Class B shares related to options that were exercised, at a cost of approximately $24 million. During 2005, the Corporation paid dividends totaling $8.3 million.

In 2004, cash used by financing activities was $192.0 million related primarily to the early retirement of the Corporation’s term loan in the first quarter and the repurchase of some of the Corporation’s 11.75% senior subordinated notes in the third quarter. Stock option activity generated cash of approximately $18 million during 2004.

Net cash provided by financing activities was $13.3 million in 2003, of which $21.5 million was provided by the exercise of stock options under employee stock option plans. The net increase of $116.7 million in short-term debt and the reduction of $124.8 million in long-term debt reflects the reclassification of the term loan.

Credit Sources

Substantial credit sources are available to the Corporation. In total, the Corporation had available sources of approximately $400 million at February 28, 2005. This includes the Corporation’s $200 million senior secured revolving credit facility and its $200 million accounts receivable securitization financing. There were no outstanding balances under either of these arrangements at February 28, 2005.

On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002, to a $320 million facility. The amended and restated senior secured credit facility currently consists of a $200 million revolving facility maturing on May 10, 2008. The amended facility is secured by the domestic assets of the Corporation and a 65% interest in the common stock of its foreign subsidiaries. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the facility. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and interest coverage. The credit facility places certain restrictions on the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses, to repurchase its own capital stock and pay shareholder dividends. These covenants are less restrictive than the covenants previously in place.

In April 2005, the Corporation amended its amended and restated senior secured credit facility dated May 11, 2004. The amendment, among other things, increases the maximum amount of dividends that the Corporation may pay to its shareholders, increases the maximum amount of its own capital stock that it may repurchase and extends the period during which the Corporation may repurchase its 11.75% senior subordinated notes.

The Corporation is also party to a three-year accounts receivable securitization financing agreement that provides for up to $200 million of financing and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers receivables to a wholly owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. On August 2, 2004, the agreement was amended to extend the maturity date to August 1, 2007. The related interest rate is commercial paper-based. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the accounts receivable facility.

During 2005, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.1 million for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. At February 28, 2005, approximately $10 million of these notes remained outstanding. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes.

The Corporation’s future operating cash flow and borrowing availability under existing credit facilities and its accounts receivable securitization financing program are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings. In an effort to return value to its shareholders, the Corporation announced on April 5, 2005, a program to repurchase up to $200 million of its Class A common shares over the subsequent twelve months. These repurchases will be made through a 10b5-1 program in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Contractual Obligations

The following chart reflects the Corporation’s known contractual obligations as of February 28, 2005:

(Dollars in Thousands)

			Payment
			Commitments
			Under	Payment
Obligations	Long-		Agreements	Commitments
due by	Term	Operating	with	Under Royalty
Period	Debt	Leases	Customers	Agreements	Severance	Total
2006	$—	$45,508	$65,944	$15,131	$12,316	$138,899
2007	176,082	35,622	28,981	2,936	2,130	245,751
2008	335	29,156	24,357	1,494	1,200	56,542
2009	10,230	23,652	21,314	143	—	55,339
2010	183	17,974	20,800	—	—	38,957
Thereafter	299,269	33,433	—	—	—	332,702

	$486,099	$185,345	$161,396	$19,704	$15,646	$868,190

In addition to the contracts noted in the table, the Corporation issues purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 28, 2005.

Although the Corporation does not anticipate that contributions will be required in 2006 to the defined benefit pension plan that it assumed in connection with the Corporation’s acquisition of Gibson Greetings, Inc. in 2001, it may make contributions in excess of the legally required minimum contribution level. Refer to Note 12 to the Consolidated Financial Statements.

Critical Accounting Policies

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Refer to Note 1 to the Consolidated Financial Statements. The following paragraphs include a discussion of the critical areas that required a higher degree of judgment or are considered complex.

Allowance for Doubtful Accounts

The Corporation evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Corporation is aware of a customer’s inability to meet its financial obligations (evidenced by such events as bankruptcy or insolvency proceedings), a specific reserve for bad debts against amounts due is recorded to reduce the receivable to the amount the Corporation reasonably expects will be collected. In addition, the Corporation recognizes reserves for bad debts based on estimates developed by using standard quantitative measures incorporating historical write-offs and current economic conditions. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although the Corporation considers these balances adequate and proper, changes in economic conditions in the retail markets in which the Corporation operates could have a material effect on the required reserve balances.

Goodwill

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. On March 1, 2002, the Corporation adopted SFAS 142. SFAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles are not amortized, but subject to at least an annual review for impairment. Upon adoption, the Corporation ceased amortization of goodwill and performs an impairment test annually. To test for goodwill impairment, the Corporation is required to estimate the fair market value of each of its reporting units. The Corporation estimates future cash flows and allocations of certain assets using estimates for future growth rates and management’s judgment regarding the applicable discount rates. Changes to management’s judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill. The annual review for goodwill impairment was completed in the fourth quarter of 2005 and resulted in no impairment.

The Retail Operations segment is a reporting unit as defined by SFAS 142 and, as such, is the level that is tested for impairment of goodwill. Due primarily to declining results and cash flows in the past two years, the fair value of the Retail Operations segment and one international reporting unit, determined for the purpose of testing goodwill for impairment, has declined. As a result, corporate management is closely monitoring the short-term performance of these businesses. To enable this monitoring, the Corporation has taken actions in these businesses to improve results of operations and cash flows, and established performance indicators within each of these businesses in order to assess the progress of the businesses throughout 2006. Should either of these businesses fail to meet the established performance indicators, the goodwill in these businesses may require testing for impairment prior to the annual impairment test.

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

Although risk is inherent in the granting of advances, the Corporation subjects such customers to its normal credit review. The Corporation maintains a general reserve for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where the Corporation is aware of a particular customer’s inability to meet its performance obligation, the Corporation records a specific reserve to reduce the deferred cost asset to an estimate of the value of future cash flows based upon expected performance. The Corporation maintains reserves for deferred costs related to these agreements of $37.5 million and $40.1 million at February 28, 2005 and February 29, 2004, respectively. Losses attributed to these specific events have historically not been material.

For contractual arrangements that are based upon a minimum purchase volume commitment, the Corporation periodically reviews the progress toward the volume commitment and estimates future sales expectations for each customer. Factors that can affect the Corporation’s estimate include store door openings and closings, retail industry consolidation, amendments to the agreements, consumer shopping trends, addition or deletion of participating products and product productivity. Based upon its review, the Corporation may modify the remaining amortization periods of individual agreements to reflect the changes in the estimates for the attainment of the minimum volume commitment in order to align amortization expense with the periods benefited. The Corporation does not make retroactive expense adjustments to prior fiscal years. The aggregate average remaining life of the Corporation’s contract base is 6.3 years.

The accuracy of the Corporation’s assessments of the performance-related value of a deferred cost asset related to a particular agreement and of the estimated time period of the completion of a volume commitment is based upon management’s ability to accurately predict certain key variables such as product demand at retail, product pricing, customer viability and other economic factors. Predicting these key variables involves uncertainty about future events; however, the assumptions used are consistent with the Corporation’s internal planning. If the deferred cost assets are assessed to be recoverable, they are amortized over the periods benefited. If the carrying value of these assets is considered to not be recoverable through performance, such assets are written down as appropriate.

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. As of February 28, 2005, the Corporation has approximately $154.0 million of deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards, which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Corporation assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Corporation considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At February 28, 2005, a valuation allowance of $49.3 million has been recorded against these deferred tax assets based on this assessment and is primarily against certain foreign net operating loss carryforwards. The Corporation believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or decreased in the future if the Corporation’s assessment of future taxable income or tax planning strategies change.

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

New Accounting Pronouncements

On November 24, 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS 151 also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead would be treated as a current period expense in the period incurred. This statement is effective for fiscal years beginning after July 15, 2005. The Corporation does not believe that the adoption of SFAS 151 will have a significant impact on the Corporation’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Corporation is in the process of evaluating the impact adoption of this statement will have on the consolidated financial statements. This statement is effective for the Corporation on March 1, 2006. Refer to Note 1 for the Corporation’s current accounting for stock-based compensation.

Factors That May Affect Future Results

The Corporation continually monitors its business environment and adjusts strategies to enable it to strengthen its position in the social expression industry. However, other potential challenges in the economic environment in which it operates may have negative consequences to the Corporation and its operating results in the future. These challenges include a potential decrease or deterioration of the sales levels of greeting cards, both in price and volume, purchased by the ultimate consumer at the Corporation’s customers’ retail locations.

The Corporation has maintained a strong customer base in a wide variety of distribution channels through, among other things, its investment in deferred costs related to agreements with certain retailers and other competitive arrangements. The agreements have mitigated the adverse impact to the Corporation from lost business from increased retailer consolidations in recent years. These agreements have been a strategic element of the Corporation’s growth and the financial condition of the Corporation’s retail customers is continually monitored and evaluated to reduce risk.

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Corporation’s operations and business environment, which are difficult to predict and may be beyond the control of the Corporation. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Corporation’s future financial performance, include, but are not limited to, the following: retail bankruptcies and consolidations; successful integration of acquisitions; successful transition of management; a weak retail environment; consumer acceptance of products as priced and marketed; the impact of technology on core product sales; competitive terms of sale offered to customers; successfully implementing supply chain improvements and achieving projected cost savings from those improvements; the Corporation’s ability to generate revenues from licensing activities and maximize the value of its intellectual property; the Corporation’s ability to comply with its debt covenants; fluctuations in the value of currencies in major areas where the Corporation operates, including the U.S. Dollar, Euro, U.K. Pound Sterling, and Canadian Dollar; escalation in the cost of providing employee health care; and the outcome of any legal claims known or unknown. Risks pertaining specifically to AG Interactive include the viability of online advertising and subscriptions as revenue generators, the public’s acceptance of online greetings and other social expression products, and the ability of the mobile division to compete effectively in the wireless content aggregation market.

The risks and uncertainties identified above are not the only risks the Corporation faces. Additional risks and uncertainties not presently known to the Corporation or that it believes to be immaterial also may adversely affect the Corporation. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Corporation’s business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments — The Corporation does not hold or issue derivative financial instruments, other financial instruments or derivative commodity instruments for trading purposes.

Interest Rate Exposure — The Corporation manages interest rate exposure through a mix of fixed and floating rate debt. Currently, the majority of the Corporation’s debt is carried at fixed interest rates. Therefore, the Corporation’s overall interest rate exposure risk is minimal. Based on the Corporation’s interest rate exposure on its non-fixed rate debt as of and during the year ended February 28, 2005, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense.

Foreign Currency Exposure — The Corporation’s international operations expose it to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 25%, 21% and 18% of the Corporation’s 2005, 2004 and 2003 net sales, respectively, were generated from operations outside the United States. Operations in Australasia, Canada, Mexico, South Africa and the United Kingdom are denominated in currencies other than United States dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
American Greetings Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that American Greetings Corporation maintained effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Greetings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Greetings Corporation maintained effective internal control over financial reporting as of February 28, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Greetings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 28, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of American Greetings Corporation as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2005 of American Greetings Corporation and our report dated April 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
April 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Greetings Corporation

We have audited the accompanying consolidated statements of financial position of American Greetings Corporation as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2005 and February 29, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Greetings Corporation’s internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
April 15, 2005

CONSOLIDATED STATEMENT OF INCOME
Years ended February 28, 2005, February 29, 2004 and February 28, 2003

Thousands of dollars except share and per share amounts

	2005	2004	2003
Net sales	$1,902,727	$1,953,729	$1,935,654

Costs and expenses:
Material, labor and other production costs	905,201	912,705	853,210
Selling, distribution and marketing	654,402	635,224	607,031
Administrative and general	252,622	219,369	234,940
Interest expense	79,526	85,828	79,095
Other income – net	(97,272)	(59,248)	(26,487)

	1,794,479	1,793,878	1,747,789

Income from continuing operations before income tax expense	108,248	159,851	187,865

Income tax expense	37,698	61,862	74,327

Income from continuing operations	70,550	97,989	113,538

Income from discontinued operations, net of tax	24,729	6,681	7,568

Net income	$95,279	$104,670	$121,106

Earnings per share – basic:
Income from continuing operations	$1.03	$1.47	$1.73
Income from discontinued operations	0.36	0.10	0.12

Net income	$1.39	$1.57	$1.85

Earnings per share – assuming dilution:
Income from continuing operations	$0.95	$1.32	$1.53
Income from discontinued operations	0.30	0.08	0.10

Net income	$1.25	$1.40	$1.63

Average number of shares outstanding	68,545,432	66,509,332	65,636,621

Average number of shares outstanding – assuming dilution	82,016,835	80,088,377	78,980,830

Dividends declared per share	$0.12	$—	$—

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
February 28, 2005 and February 29, 2004

Thousands of dollars except share and per share amounts

	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$250,267	$285,450

Short-term investments	208,740	—

Trade accounts receivable, less allowances for seasonal sales returns of $94,672 ($85,638 in 2004) and for doubtful accounts of $16,684 ($17,871 in 2004)	200,408	238,473

Inventories	222,874	238,612

Deferred and refundable income taxes	193,497	157,886

Assets of businesses held for sale	—	40,815

Prepaid expenses and other	205,853	237,809

Total current assets	1,281,639	1,199,045

GOODWILL	270,057	223,697

OTHER ASSETS	644,140	706,898

PROPERTY, PLANT AND EQUIPMENT — NET	339,792	354,373

	$2,535,628	$2,484,013

	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$143,041	$125,816
Accrued liabilities	118,090	129,773
Accrued compensation and benefits	96,789	70,896
Income taxes	38,777	14,513
Liabilities of businesses held for sale	—	5,338
Other current liabilities	90,970	78,243

Total current liabilities	487,667	424,579

LONG-TERM DEBT	486,099	665,874

OTHER LIABILITIES	137,868	96,325

DEFERRED INCOME TAXES	37,214	29,695

SHAREHOLDERS’ EQUITY
Common shares — par value $1 per share:
Class A – 77,428,103 shares issued less 12,561,371 Treasury shares in 2005 and 75,452,637 shares issued less 12,571,924 Treasury shares in 2004	64,867	62,880

Class B – 6,066,092 shares issued less 1,906,172 Treasury shares in 2005 and 6,064,472 shares issued less 1,476,248 Treasury shares in 2004	4,160	4,588

Capital in excess of par value	368,777	331,765
Treasury stock	(445,618)	(438,612)
Accumulated other comprehensive income	29,039	20,638
Retained earnings	1,365,555	1,286,281

Total shareholders’ equity	1,386,780	1,267,540

	$2,535,628	$2,484,013

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended February 28, 2005, February 29, 2004 and February 28, 2003

Thousands of dollars

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$95,279	$104,670	$121,106
Income from discontinued operations	24,729	6,681	7,568

Income from continuing operations	70,550	97,989	113,538
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment	(3,095)	—	(12,027)
Loss on fixed assets	7,544	4,455	(776)
Loss on extinguishment of debt	39,056	18,389	—
Depreciation and amortization	57,045	59,600	60,602
Deferred income taxes	(9,454)	56,853	(25,154)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade accounts receivable	50,581	65,507	(11,415)
Decrease in inventories	23,311	42,461	15,870
(Increase) decrease in other current assets	(15,181)	6,577	5,782
Decrease in deferred costs – net	107,660	34,875	39,546
Increase (decrease) in accounts payable and other liabilities	31,768	(99,474)	(124,910)
Other – net	(1,371)	(4,109)	1,882

Cash Provided by Operating Activities	358,414	283,123	62,938

INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations	77,000	—	—
Cash payments for business acquisitions	(25,178)	—	—
Proceeds from the sale of short-term investments	297,660	—	—
Purchases of short-term investments	(506,400)	—	—
Property, plant and equipment additions	(47,497)	(32,544)	(28,053)
Proceeds from sale of fixed assets	5,848	198	1,613
Investment in corporate-owned life insurance	603	7,808	10,017
Other – net	10,934	(5,688)	35,788

Cash (Used) Provided by Investing Activities	(187,030)	(30,226)	19,365

FINANCING ACTIVITIES:
Reduction of long-term debt	(216,417)	(80,954)	(124,833)
(Decrease) increase in short-term debt	—	(128,693)	116,747
Sale of stock under benefit plans	40,114	18,466	21,487
Purchase of treasury shares	(24,080)	(828)	(83)
Dividends to shareholders	(8,264)	—	—

Cash (Used) Provided by Financing Activities	(208,647)	(192,009)	13,318

Cash (Used) Provided by Discontinued Operations	(2,397)	5,987	8,066

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,477	10,112	3,797

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,183)	76,987	107,484
Cash and Cash Equivalents at Beginning of Year	285,450	208,463	100,979

Cash and Cash Equivalents at End of Year	$250,267	$285,450	$208,463

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years ended February 28, 2005, February 29, 2004 and February 28, 2003

							Accumulated
			Capital in			Deferred	Other
	Common Shares		Excess of	Treasury	Shares Held	Compensation	Comprehensive	Retained
Thousands of dollars except per share amounts	Class A	Class B	Par Value	Stock	In Trust	Plans	Income (Loss)	Earnings	Total

BALANCE FEBRUARY 28, 2002	$59,153	$4,608	$286,158	$(438,824)	$(20,480)	$20,480	$(69,614)	$1,060,938	$902,419

Net income								121,106	121,106
Other comprehensive income (loss):
Foreign currency translation adjustment							33,171		33,171
Reclassification of realized gain on available-for-sale securities (net of tax of $3,040)							(6,051)		(6,051)

Comprehensive income									148,226
Exchange of shares	11	(11)
Sale of shares under benefit plans, including tax benefits	2,133		24,714	40				(95)	26,792
Purchase of treasury shares		(5)		(78)					(83)
Sale of treasury shares				6				(4)	2

Stock grants and other	2	8		152				(54)	108

BALANCE FEBRUARY 28, 2003	61,299	4,600	310,872	(438,704)	(20,480)	20,480	(42,494)	1,181,891	1,077,464

Net income								104,670	104,670
Other comprehensive income (loss):
Foreign currency translation adjustment							63,327		63,327
Unrealized loss on available-for-sale securities (net of tax benefit of $125)							(195)		(195)

Comprehensive income									167,802
Exchange of shares	14	(14)
Sale of shares under benefit plans, including tax benefits	1,566	32	20,876	651				(245)	22,880
Purchase of treasury shares		(41)		(787)					(828)
Sale of treasury shares				7				(3)	4
Stock grants and other	1	11	17	221				(32)	218

BALANCE FEBRUARY 29, 2004	62,880	4,588	331,765	(438,612)	(20,480)	20,480	20,638	1,286,281	1,267,540

Net income								95,279	95,279
Other comprehensive income (loss):
Foreign currency translation adjustment							9,750		9,750
Minimum pension liability (net of tax of $417)							(655)		(655)
Unrealized loss on available-for-sale securities (net of tax benefit of $23)							(37)		(37)
Reclassification of realized loss on available-for-sale securities (net of tax of $84)							(133)		(133)
Other							(524)		(524)

Comprehensive income									103,680
Cash dividends — $0.12 per share								(8,264)	(8,264)
Exchange of shares	1	(1)
Sale of shares under benefit plans, including tax benefits	2,041	489	33,555	15,861				(7,686)	44,260
Purchase of treasury shares	(56)	(925)		(23,099)					(24,080)
Distribution of shares held in trust					20,480	(20,480)
Stock grants and other	1	9	3,457	232				(55)	3,644

BALANCE FEBRUARY 28, 2005	$64,867	$4,160	$368,777	$(445,618)	$—	$—	$29,039	$1,365,555	$1,386,780

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 28, 2005, February 29, 2004 and February 28, 2003

Thousands of dollars except per share amounts

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2005 refers to the year ended February 28, 2005. The Corporation’s subsidiary, AG Interactive (formerly known as AmericanGreetings.com, Inc.), is consolidated on a two-month lag corresponding with its fiscal year-end of December 31.

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as variable interest entities in which case the investments are consolidated in accordance with Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no material impact on earnings or cash flows.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to seasonal returns, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowances, deferred costs and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Cash Equivalents: The Corporation considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Short-term Investments: During fiscal 2005, the Corporation began investing in auction rate securities, which are highly liquid, variable-rate debt securities associated with bond offerings. While the underlying security has a long-term nominal maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity for the Corporation. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The investments are classified as available-for-sale and are recorded at cost, which approximates market value.

Allowance for Doubtful Accounts: The Corporation evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Corporation is aware of a customer’s inability to meet its financial obligations (evidenced by such events as bankruptcy or insolvency proceedings), a specific reserve for bad debts against amounts due is recorded to reduce the receivable to the amount the Corporation reasonably expects will be collected. In addition, the Corporation recognizes reserves for bad debts based on estimates developed by using standard quantitative measures incorporating historical write-offs and current economic conditions.

Customer Allowances and Discounts: The Corporation offers certain of its customers allowances and discounts including cooperative advertising, rebates, marketing allowances and other various allowances and discounts. These amounts are recorded as a reduction of gross accounts receivable and are recognized as reductions of net sales when earned. In addition to the seasonal sales allowance and allowance for doubtful accounts shown on the Consolidated Statement of Financial Position, “Trade accounts receivable” includes allowances for cooperative advertising of $23,571 and $18,427 at February 28, 2005 and February 29, 2004, respectively, and rebate allowances of $36,819 and $26,929 at February 28, 2005 and February 29, 2004, respectively.

Financial Instruments: The carrying value of the Corporation’s financial instruments approximate their fair market values, other than the fair value of the Corporation’s publicly-traded debt. See Note 11 for further discussion.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandiser, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand, Mexico and South Africa. Net sales to the Corporation’s five largest customers accounted for approximately 30% of net sales in 2005, 2004 and 2003. Net sales to Wal-Mart Stores, Inc. accounted for approximately 13%, 11% and 11% of net sales in 2005, 2004 and 2003, respectively.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit exists.

Deferred Costs: In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The Corporation classifies the total contractual amount of the incentive consideration committed to the customer but not yet earned as a deferred cost asset at the inception of an agreement, or any future amendments. Deferred costs estimated to be earned by the customer and charged to operations during the next twelve months are classified as “Prepaid expenses and other” in the Consolidated Statement of Financial Position, and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets.” The periods of amortization are continually evaluated to determine if later circumstances warrant revisions of the estimated amortization periods. Such costs are capitalized as assets reflecting the probable future economic benefits obtained as a result of the transactions. Future economic benefit is further defined as cash inflow to the Corporation. The Corporation, by incurring these costs, is ensuring the probability of future cash flows through sales to customers. The amortization of such deferred costs properly matches the cost of obtaining business over the periods to be benefited. The Corporation maintains adequate reserves for deferred contract costs related to supply agreements and does not expect that the non-completion of any particular contract would result in a material loss. See Note 10 for further discussion.

Inventories: Finished products, work in process and raw material inventories are carried at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for approximately 65% of the domestic inventories in 2005 and approximately 50% in 2004. The foreign subsidiaries principally use the first-in, first-out method. Display material and factory supplies are carried at average cost. See Note 7 for further information.

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS 151”), “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS 151 also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead would be treated as a current period expense in the period incurred. This statement is effective for fiscal years beginning after July 15, 2005. The Corporation does not believe that the adoption of SFAS 151 will have a significant impact on the Corporation’s consolidated financial statements.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans. The net life insurance expense, including interest expense, is included in “Administrative and general” expenses in the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $10,341, $12,798 and $25,453 in 2005, 2004 and 2003, respectively. In April 2003, as part of its settlement with the Internal Revenue Service (“IRS”), the Corporation agreed to surrender certain of its corporate-owned life insurance policies. See Note 17 for further discussion.

Goodwill: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. On March 1, 2002, the Corporation adopted SFAS No. 142 (“SFAS 142”), “Goodwill and Intangible Assets.” This Statement, which superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and Accounting Principles Board (“APB”) Opinion No. 17 (“APB 17”), “Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite–lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. While the Corporation uses a variety of methods to estimate fair value for the annual impairment test, its primary method is discounted cash flows. The Corporation completes the required annual impairment test of goodwill each year during the fourth quarter. See Note 9 for further discussion.

Translation of Foreign Currencies: Asset and liability accounts are translated into United States dollars using exchange rates in effect at the date of the Consolidated Statement of Financial Position; revenue and expense accounts are translated at average exchange rates during the related period. Translation adjustments are reflected as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in net income as incurred.

Property and Depreciation: Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, equipment and fixtures is computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 25 to 40 years; computer hardware and software over 3 to 7 years; machinery and equipment over 10 to 15 years; and furniture and fixtures over 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement. Property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded SFAS 121. SFAS 144 also provides a single accounting model for the disposal of long-lived assets. In accordance with SFAS 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. See Note 8 for further information.

Revenue Recognition: Sales of seasonal product to unrelated, third party retailers are recognized at the approximate date the product is received by the customer, commonly referred to in the industry as the ship-to-arrive date (“STA”). The Corporation maintains STA data due to the large volumes of seasonal product shipment activity and the lead time required to achieve customer-requested delivery dates. Seasonal cards are sold with the right of return on unsold merchandise. In addition, the Corporation provides for estimated returns of seasonal cards when those sales to unrelated, third party retailers are recognized. Accrual rates utilized for establishing estimated returns reserves have approximated actual returns experience. At Corporation-owned retail locations, sales of seasonal product are recognized upon the sales of products to the consumer.

Except for seasonal products, sales are recognized by the Corporation upon shipment of products to unrelated, third party retailers and upon the sales of products to the consumer at Corporation-owned retail locations. Sales of these products are generally sold without the right of return. Sales credits for non-seasonal product are issued at the Corporation’s sole discretion for damaged, obsolete and outdated products.

Sales of both everyday and seasonal products to retailers with scan-based trading arrangements with the Corporation are recognized when the products are sold by those retailers to customers.

The Corporation has agreements for licensing the “Care Bear” and “Strawberry Shortcake” characters. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives quarterly payments from the agents. Royalty revenue is recognized upon receipt and recorded in

“Other income – net” and expenses associated with the servicing of these agreements are primarily recorded as “Selling, distribution and marketing.”

Shipping and Handling Fees: The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing” expenses. Shipping and handling costs were $140,039, $137,667 and $135,604 in 2005, 2004 and 2003, respectively.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $50,587, $48,847 and $48,039 in 2005, 2004 and 2003, respectively.

Income Taxes: Income tax expense includes both current and deferred taxes. Current tax expense represents the amount of income taxes paid or payable (or refundable) for the year, including interest. Deferred income taxes, net of appropriate valuation allowances, are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. See Note 17 for further discussion.

Stock-Based Compensation: The Corporation follows APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock options granted to employees and directors. Because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123:

	2005	2004	2003
Net income as reported	$95,279	$104,670	$121,106

Deduct: Stock-based compensation expense determined under fair value based method, net of tax	5,784	5,881	4,695

Pro forma net income	$89,495	$98,789	$116,411

Earnings per share:
As reported	$1.39	$1.57	$1.85
Pro forma	1.31	1.49	1.77

Earnings per share – assuming dilution:
As reported	$1.25	$1.40	$1.63
Pro forma	1.18	1.33	1.57

The fair value of the options granted used to compute pro forma net income and pro forma earnings per share is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.4%	2.7%	3.8%
Dividend yield	0.01%	0.00%	0.00%
Expected stock volatility	0.36	0.50	0.53

Expected life in years:
Grant date to exercise date	3.8	4.0	4.4
Vest date to exercise date	1.3	1.2	1.3

The weighted average fair value per share of options granted during 2005, 2004 and 2003 was $7.41, $6.09 and $5.96, respectively.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting in accordance with APB 25. The Corporation is in the process of evaluating the impact that the adoption of this statement will have on the consolidated financial statements. SFAS 123(R) is effective for the Corporation on March 1, 2006.

NOTE 2 – ACQUISITIONS

During the second quarter of 2005, the AG Interactive segment acquired 100% of the equity interests of MIDIRingTones, LLC (“MIDI”) and K-Mobile S.A. (“K-Mobile”). During the fourth quarter of 2005, the Social Expression Products segment acquired 100% of the equity interests of Collage Designs Limited (“Collage”) and 50% of the equity interests of The Hatchery, LLC (the “Hatchery”). The financial results of these acquisitions are included in the Corporation’s consolidated results from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material.

MIDI is an entertainment company that creates, licenses and sells content for cellular phones including polyphonic ringtones and color graphics. AG Interactive acquired the net assets of MIDI valued at approximately $1,000 and recorded goodwill of approximately $3,000. The purchase agreement also provided for a contingent payment based on MIDI’s operating results for calendar year 2005. In February 2005, AG Interactive negotiated an early settlement of the contingent payment due under the purchase agreement. At that time, AG Interactive paid approximately $9,000 to the sellers, which it recorded as additional goodwill.

K-Mobile is an established European mobile content provider. AG Interactive issued shares to acquire the net assets of K-Mobile valued at approximately $2,000, and recorded goodwill of approximately $17,000. As the K-Mobile acquisition was a non-cash transaction, it is not reflected in the Consolidated Statement of Cash Flows. As a result of AG Interactive’s acquisition of K-Mobile, the Corporation’s ownership interest in AG Interactive decreased from approximately 92% to 83%.

During February 2005, the Corporation paid approximately $7,000 to acquire approximately 7% of the outstanding shares of AG Interactive held by certain minority shareholders. As a result of this transaction, the Corporation recorded additional goodwill of approximately $3,000 and its ownership interest in AG Interactive increased from approximately 83% to 90%.

The Hatchery develops and produces original family and children’s entertainment for all media. In accordance with FIN 46, the results of the Hatchery are consolidated. The Corporation acquired 50% of the net assets of the Hatchery which were valued at approximately $200 and recorded goodwill of approximately $2,200.

Collage is a European manufacturer of gift-wrap products. The Corporation acquired the net assets of Collage valued at approximately $300 and recorded goodwill of approximately $6,000. Approximately 45% of the acquisition price was paid at the closing and the remainder will be settled over the next two years.

The allocation of the purchase price has not yet been finalized for these acquisitions.

As part of the acquisition of Gibson Greetings, Inc. (“Gibson”) in March 2000, the Corporation incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Gibson locations, to involuntarily terminate Gibson employees, and for other costs to integrate operating locations and other activities of Gibson with the Corporation. As of March 1, 2002, all activities and cash payments were substantially completed with the exception of ongoing rent payments related to a closed distribution facility. The remaining balance of the facility obligation at February 28, 2005, February 29, 2004 and February 28, 2003, was $25,081, $26,561 and $31,420, respectively. The Corporation anticipates making payments on the facility obligations through 2013.

NOTE 3 – OTHER INCOME – NET

	2005	2004	2003
Royalty revenue	$(63,761)	$(44,880)	$(6,670)
Foreign exchange (gain) loss	(3,868)	(5,236)	1,028
Interest income	(5,175)	(2,688)	(4,824)
Gain on sale of investments	(3,095)	—	(12,027)
Other	(21,373)	(6,444)	(3,994)

	$(97,272)	$(59,248)	$(26,487)

In 2005, other included a $10,000 one-time receipt related to licensing activities. Other includes, among other things, gains and losses on asset disposals and rental income. The proceeds received from the sale of investments of $19,050 in 2005 and $16,964 in 2003 are included in “Other – net” investing activities in the Consolidated Statement of Cash Flows for the respective periods.

NOTE 4 – RESTRUCTURE RESERVES

In 2002, the Corporation undertook a restructure of its domestic and foreign manufacturing and distribution operations and recorded a charge of $56,715. All activities required to complete the restructure were substantially completed by February 28, 2002, with the exception of ongoing termination benefit payments, which will not be completed until 2007.

The following table summarizes the remaining reserve associated with the 2002 restructure charge at February 28, 2005:

	Termination	All Other
	Benefits	Costs	Total
Balance February 28, 2002	$17,977	$1,806	$19,783
Cash expenditures	(13,936)	(1,667)	(15,603)

Balance February 28, 2003	4,041	139	4,180
Cash expenditures	(2,537)	(139)	(2,676)

Balance February 29, 2004	1,504	—	1,504
Cash expenditures and other	(1,061)	—	(1,061)

Balance February 28, 2005	$443	$—	$443

The above balance is included in “Accrued liabilities” at February 28, 2005.

NOTE 5 – EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share – assuming dilution:

	2005	2004	2003
Numerator:
Income from continuing operations	$70,550	$97,989	$113,538
Add-back – interest on convertible subordinated notes, net of tax	7,501	7,525	7,403

Income from continuing operations – assuming dilution	$78,051	$105,514	$120,941

Denominator (thousands):
Weighted average shares outstanding	68,545	66,509	65,637

Effect of dilutive securities:
Stock options	881	988	753
Convertible debt	12,591	12,591	12,591

Weighted average shares outstanding – assuming dilution	82,017	80,088	78,981

Income from continuing operations per share	$1.03	$1.47	$1.73

Income from continuing operations per share – assuming dilution	$0.95	$1.32	$1.53

Approximately 2.5 million, 3.7 million and 4.6 million shares of exercisable stock options, in 2005, 2004 and 2003, respectively, were excluded from the computation of earnings per share – assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective years.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

At February 28, 2005 and February 29, 2004, the balance of accumulated other comprehensive income consisted of the following components:

	2005	2004
Foreign currency translation adjustment	$30,583	$20,833
Minimum pension liability adjustment	(655)	—
Unrealized investment loss	(365)	(195)
Other	(524)	—

	$29,039	$20,638

NOTE 7 – INVENTORIES

	2005	2004
Raw materials	$23,241	$37,514
Work in process	19,719	30,047
Finished products	228,088	212,252

	271,048	279,813
Less LIFO reserve	75,890	73,213

	195,158	206,600
Display material and factory supplies	27,716	32,012

	$222,874	$238,612

The Corporation experienced LIFO liquidations in 2004 and 2003, which increased Income from continuing operations before income tax expense by approximately $4,600 and $2,700, respectively.

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

	2005	2004
Land	$13,397	$14,200
Buildings	287,774	308,279
Equipment and fixtures	690,586	667,035

	991,757	989,514
Less accumulated depreciation	651,965	635,141

	$339,792	$354,373

During 2005, the Corporation disposed of approximately $73,000 of property, plant and equipment that included accumulated depreciation of approximately $60,000 compared to disposals in 2004 of approximately $88,000 with accumulated depreciation of approximately $83,000.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Effective March 1, 2002, the Corporation adopted SFAS 142 pursuant to which goodwill and indefinite-lived intangibles are no longer amortized but rather are reviewed for impairment annually or more frequently if impairment indicators arise. This Statement also addresses the amortization of intangible assets with defined lives.

At February 28, 2005 and February 29, 2004, intangible assets subject to the amortization provisions of SFAS 142, net of accumulated amortization, were $2,767 and $1,374, respectively. The Corporation does not have any indefinite-lived intangible assets.

The Corporation completed the first step of the transitional impairment test for goodwill during the second quarter of 2003 and determined there were no indicators of impairment as of March 1, 2002. In addition, the Corporation completed the required annual impairment test of goodwill, and based on the results of the testing, did not record a charge for impairment in 2005, 2004 or 2003.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the years ended February 28, 2005 and February 29, 2004, by segment, is as follows:

	Social			Non-
	Expression	AG	Retail	reportable
	Products	Interactive	Operations	Segments	Total
Balance at February 28, 2003	$147,350	$42,669	$14,306	$81	$204,406
Acquisition related	(2,120)	—	3,331	—	1,211
Foreign currency translation	18,018	—	62	—	18,080

Balance at February 29, 2004	163,248	42,669	17,699	81	223,697
Acquisition related	8,674	32,485	—	—	41,159
Foreign currency translation	3,357	1,794	50	—	5,201

Balance at February 28, 2005	$175,279	$76,948	$17,749	$81	$270,057

Included in the calculation of the 2005 gain on disposal of the Magnivision business was $5,258 of goodwill that was previously reported in non-reportable segments. See Note 18 for further discussion.

NOTE 10 – DEFERRED COSTS

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

A portion of the total consideration may be payable by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” in the Consolidated Statement of Financial Position, and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains reserves for deferred costs related to supply agreements of $37,500 and $40,100 at February 28, 2005 and February 29, 2004, respectively. The Corporation does not expect that the non-completion of any particular contract would result in a material loss.

At February 28, 2005 and February 29, 2004, deferred costs and future payment commitments were as follows:

	2005	2004
Prepaid expenses and other	$156,665	$187,844
Other assets	582,401	630,445

Deferred cost assets	739,066	818,289

Other current liabilities	(65,944)	(58,047)
Other liabilities	(95,452)	(69,493)

Deferred cost liabilities	(161,396)	(127,540)

Net deferred costs	$577,670	$690,749

NOTE 11 – LONG AND SHORT-TERM DEBT

On June 29, 2001, the Corporation issued $260,000 of 11.75% senior subordinated notes, due on July 15, 2008. During 2004, the Corporation repurchased $63,630 of these notes and recorded a charge of $13,750 for the write-off of related deferred financing costs and the premium associated with the note repurchase. During 2005, the Corporation commenced a cash tender offer for all of its remaining outstanding 11.75% senior subordinated notes. As a result of this tender offer, a total of $186,186 of these notes were repurchased and the Corporation recorded a charge of $39,056, included in “Interest expense” on the Consolidated Statement of Income, for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. At February 28, 2005, $10,016 of these notes remained outstanding. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes.

On June 29, 2001, the Corporation issued $175,000 of 7.00% convertible subordinated notes, due on July 15, 2006. The notes are convertible at the option of the holders into

Class A common shares of the Corporation at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 principal amount of notes. If converted in their entirety, the notes outstanding would result in the issuance of approximately 12,591,000 Class A common shares of the Corporation.

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $645,509 (at a carrying value of $483,519) and $845,791 (at a carrying value of $665,284) at February 28, 2005 and February 29, 2004, respectively.

On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350,000 facility and was amended on July 22, 2002 to a $320,000 facility. The Corporation paid the remaining outstanding balance of $117,988 of the term loan on April 7, 2003. At that date, the Corporation recorded a charge of $4,639 for the write-off of related deferred financing costs and a premium associated with the early retirement of the loan. The amended and restated senior secured credit facility currently consists of a $200,000 revolving facility maturing on May 10, 2008. There were no outstanding balances under this facility at February 28, 2005 or February 29, 2004.

The amended and restated credit facility is secured by the domestic assets of the Corporation and a 65% interest in the common stock of its foreign subsidiaries. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the facility. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and interest coverage. The credit facility places certain restrictions on the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses, to repurchase its own capital stock and to pay shareholder dividends. These covenants are less restrictive than the covenants previously in place.

In April 2005, the Corporation amended its amended and restated senior secured credit facility dated May 11, 2004. The amendment, among other things, increases the maximum amount of dividends that the Corporation may pay to its shareholders, increases the maximum amount of its own capital stock that it may repurchase and extends the period during which the Corporation may repurchase its 11.75% senior subordinated notes due July 15, 2008.

The Corporation is also party to a three-year accounts receivable securitization financing agreement that provides for up to $200,000 of financing and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers trade receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. On August 2, 2004, the agreement was amended to extend the maturity date to August 1, 2007. The related interest rate is commercial paper-based. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the accounts receivable facility. There were no outstanding balances under this agreement at February 28, 2005 or February 29, 2004.

At February 28, 2005, the Corporation was in compliance with its financial covenants under the borrowing agreements described above.

At February 28, 2005 and February 29, 2004, the Corporation had no debt due within one year.

At February 28, 2005 and February 29, 2004, long-term debt and their related calendar year due dates were as follows:

	2005	2004
6.10% Senior Notes, due 2028	$298,503	$298,122
11.75% Senior Subordinated Notes, due 2008	10,016	192,162
7.00% Convertible Subordinated Notes, due 2006	175,000	175,000
Other (due 2007-2011)	2,580	590

	$486,099	$665,874

The 6.10% senior notes due 2028 are secured by the domestic assets of the Corporation.

Aggregate maturities of long-term debt are as follows:

2006	$—
2007	176,082
2008	335
2009	10,230
2010	183
Thereafter	299,269

$486,099

As part of its normal operations, the Corporation provides certain financing for some of its vendors, which includes a combination of various guarantees and letters of credit. At February 28, 2005, the Corporation had credit arrangements to support the guarantees and letters of credit in the amount of $75,500 with $36,384 of open guarantees and credit outstanding.

Interest paid in cash on short-term and long-term debt was $70,379 in 2005, $74,762 in 2004 and $71,092 in 2003. In 2005, interest expense included $39,056 for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. In 2004, interest expense included the write-off of $18,389 in deferred financing costs and the premium associated with the note repurchase and term loan retirement.

NOTE 12 – RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $11,280, $7,122 and $13,637 for 2005, 2004 and 2003, respectively. In addition, the Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation’s matching contributions were $4,682, $4,778 and $4,896 for 2005, 2004 and 2003, respectively.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. In the aggregate, the actuarially computed plan benefit obligation approximates the fair value of the plan assets.

In 2001, the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Retirement Plan has a measurement date of February 28 or 29. The Corporation made discretionary contributions of $6,500 and $9,000 to the plan assets in 2005 and 2004, respectively, amounts sufficient to fully fund the Retirement Plan at both February 28, 2005 and February 29, 2004.

The following table sets forth summarized information on the Retirement Plan:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$96,012	$90,822
Interest cost	5,832	5,944
Actuarial loss	6,125	5,577
Benefit payments	(6,453)	(6,331)

Benefit obligation at end of year	101,516	96,012

Change in plan assets:
Fair value of plan assets at beginning of year	98,174	91,352
Actual return on plan assets	4,180	4,153
Employer contributions	6,500	9,000
Benefit payments	(6,453)	(6,331)

Fair value of plan assets at end of year	102,401	98,174

Funded status at end of year	885	2,162

Unrecognized loss	16,950	9,363

Prepaid benefit cost	$17,835	$11,525

	2005	2004
Assumptions:
Weighted average discount rate used to determine:
Benefit obligations at measurement date	5.75%	6.25%
Net periodic benefit cost	6.25%	6.75%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

For 2005, the net periodic pension cost was based on a long-term asset rate of return of 6%. In developing the 6% expected long-term rate of return assumption, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

A summary of the components of net periodic cost for the Retirement Plan for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, is as follows:

	2005	2004	2003
Interest cost	$5,832	$5,944	$6,045
Expected return on plan assets	(5,686)	(5,283)	(5,490)
Recognized net actuarial loss	44	—	—

Net periodic benefit cost	$190	$661	$555

At February 28, 2005 and February 29, 2004, the assets of the Retirement Plan are held in trust and allocated as follows:

	2005	2004
Equity securities	47%	32%
Debt securities	43%	31%
Cash and cash equivalents	10%	37%

	100%	100%

As of February 28, 2005, the investment policy for the Retirement Plan targets an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due. At February 29, 2004, the investment policy for the Retirement Plan was to maintain an approximately even distribution among equity securities, debt securities and cash and cash equivalents. This policy continues to be subject to review and change.

Although the Corporation does not anticipate that contributions to the Retirement Plan will be required in 2006, it may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Corporation are not expected to exceed deductible limits in accordance with IRS regulations.

The benefits expected to be paid out under the Retirement Plan are as follows:

2006	$6,260
2007	6,241
2008	6,343
2009	6,453
2010	6,578
2011 – 2015	34,874

The Corporation also has a defined benefit pension plan (the “Executive Plan”) covering certain management employees. The Executive Plan has a measurement date of February 28 or 29. The Executive Plan was amended in 2005 to change the twenty-year cliff vesting period with no minimum Executive Plan service requirements to a ten-year cliff-vesting period with a requirement that at least five years of that service must be as an Executive Plan participant.

The following table sets forth summarized information on the Executive Plan:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$26,140	$23,719
Service cost	546	462
Interest cost	1,577	1,551
Plan amendments	872	—
Actuarial (gain) loss	(147)	1,591
Benefit payments	(1,321)	(1,183)

Benefit obligation at end of year	27,667	26,140

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1,321	1,183
Benefit payments	(1,321)	(1,183)

Fair value of plan assets at end of year	—	—

Underfunded status at end of year	(27,667)	(26,140)
Unrecognized prior service cost	779	—
Unrecognized loss	3,552	3,720

Accrued benefit cost	$(23,336)	$(22,420)

The accrued benefit cost is included in the Consolidated Statement of Financial Position in the following captions:

	2005	2004
Other liabilities	$(25,187)	$(22,420)
Other assets	779	—
Accumulated other comprehensive income	1,072	—

Accrued benefit cost	$(23,336)	$(22,420)

	2005	2004
Assumptions:
Weighted average discount rate used to determine:
Benefit obligations at measurement date	5.75%	6.25%
Net periodic benefit cost	6.25%	6.75%
Rate of compensation increase	6.50%	6.50%

A summary of the components of net periodic cost for the Executive Plan for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, is as follows:

	2005	2004	2003
Service cost	$546	$462	$390
Interest cost	1,577	1,551	1,541
Amortization of prior service cost	93	—	—
Recognized net actuarial loss	21	—	—

Net periodic benefit cost	$2,237	$2,013	$1,931

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute approximately $1,620 to the Executive Plan in 2006.

The Executive Plan is a non-qualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

The benefits expected to be paid out under the Executive Plan are as follows:

2006	$1,621
2007	1,672
2008	1,788
2009	1,820
2010	1,848
2011 – 2015	10,101

In addition, during 2005, the Corporation distributed shares held in a Rabbi Trust (see Consolidated Statement of Shareholders’ Equity) to its beneficiary.

NOTE 13 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time United States employees who meet certain age, service and other requirements. The plan is contributory; with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The plan has a measurement date of February 28 or 29. The Corporation made significant changes to its retiree health care plan in 2002 by imposing dollar maximums on the per capita cost paid by the Corporation for future years. The Plan was amended in 2004 and 2005 to further limit the Corporation’s contributions at certain locations. The Corporation maintains a trust for the payment of retiree health care benefits. This trust is funded at the discretion of management.

Summarized information on the postretirement medical benefit plan follows:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$121,696	$110,323
Service cost	2,597	2,113
Interest cost	7,692	7,346
Participant contributions	4,290	4,092
Plan amendments	(9,264)	(6,972)
Actuarial losses	8,481	13,872
Benefit payments	(9,712)	(9,078)

Benefit obligation at end of year	125,780	121,696

Change in plan assets:
Fair value of plan assets at beginning of year	70,037	59,307
Actual return on plan assets	2,309	6,835
Employer contributions	5,422	8,881
Participant contributions	4,290	4,092
Benefit payments	(9,712)	(9,078)

Fair value of plan assets at end of year	72,346	70,037

Underfunded status at end of year	(53,434)	(51,659)
Unrecognized prior service (credit)	(48,621)	(45,979)
Unrecognized loss	90,671	85,938

Accrued benefit cost	$(11,384)	$(11,700)

	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$2,597	$2,113	$1,615
Interest cost	7,692	7,346	7,096
Expected return on plan assets	(5,327)	(4,491)	(4,376)
Amortization of prior service cost	(6,623)	(6,236)	(5,655)
Amortization of actuarial loss	6,767	7,186	5,831

Net periodic benefit cost	$5,106	$5,918	$4,511

The weighted average assumptions used to determine benefit obligations as of February 28, 2005 and February 29, 2004, are as follows:

	2005	2004
Discount rate	5.75%	6.25%
Expected return on assets	8.00%	8.00%
Health care cost trend rates:
For year following February 28 or 29	10.5%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year the rate reaches the ultimate trend rate	2014	2014

The weighted average assumptions used to determine net periodic benefit cost for years ended February 28, 2005 and February 29, 2004 are as follows:

	2005	2004
Discount rate	6.25%	6.75%
Expected return on assets	8.00%	8.00%
Health care cost trend rates:
For year ending February 28 or 29	11.0%	11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year the rate reaches the ultimate trend rate	2014	2014

For 2005, the Corporation assumed a long-term asset rate of return of 8% to calculate the expected return for the plan. In developing the 8% expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical 15-year compounded returns for such asset classes. This rate is also consistent with actual compounded returns earned by the plan over several years.

	2005	2004
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$823	$897
Accumulated postretirement benefit obligation	8,155	10,883

Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	$(450)	$(751)
Accumulated postretirement benefit obligation	(7,075)	(9,151)

	2005	2004
Accumulated postretirement benefit obligation:
Retired	$73,695	$72,076
Active entitled to full benefits	10,435	11,847
Other active	41,650	37,773

	$125,780	$121,696

At February 28, 2005 and February 29, 2004, the assets of the plan are held in trust and allocated as follows:

			Target
	2005	2004	Allocation
Equity securities	30%	31%	15% - 35%
Debt securities	66%	59%	55% - 75%
Cash and cash equivalents	4%	10%	0% - 20%

Total	100%	100%

The investment policy for the plan targets a distribution among equity securities, debt securities and cash and cash equivalents, as noted above. All investments are actively managed, with debt securities averaging 2.5 years to maturity with a credit rating of ‘A’ or better. This policy is subject to review and change.

The Corporation anticipates contributing approximately $6,000 to the plan in 2006.

The benefits expected to be paid by the postretirement medical plan are as follows:

	Excluding Effect of	Including Effect of
	Medicare Part D Subsidy	Medicare Part D Subsidy
2006	$7,820	$7,820
2007	8,297	8,052
2008	8,726	8,456
2009	9,164	8,871
2010	9,469	9,148
2011-2015	52,457	50,523

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP 106-2”) was issued on May 19, 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 also contains basic guidance on related income tax accounting and complex rules for transition that permit various alternative prospective and retroactive transition approaches. The effect of the adoption of FSP 106-2 was a reduction of the net periodic postretirement benefit cost in 2005 of approximately $390. The adoption of FSP 106-2 also reduced the accumulated postretirement benefit obligation by approximately $6,143 during 2005.

NOTE 14 – LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, are as follows:

	2005	2004	2003
Gross rentals	$67,926	$72,699	$70,253
Sublease rentals	(2,865)	(2,115)	(1,549)

Net rental expense	$65,061	$70,584	$68,704

At February 28, 2005, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2006	$45,508
2007	35,622
2008	29,156
2009	23,652
2010	17,974
Later years	33,433

185,345
Sublease rentals	(9,296)

Net rentals	$176,049

NOTE 15 – COMMON SHARES AND STOCK OPTIONS

At February 28, 2005 and February 29, 2004, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B shares.

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

Under the Corporation’s Stock Option Plans, options to purchase Class A and/or Class B shares are granted to directors, officers and other key employees at the then-current market price. In general, subject to continuing service, options become exercisable commencing twelve months after date of grant in annual installments and expire over a period of not more than ten years from the date of grant. Under certain grants made in 2002, the exercise period has the potential to be accelerated if the market value of Class A shares reaches a specified share price. These options expire at the earlier of six months plus one day after a specified share price is reached or ten years from the date of grant. During 2005, a target share price was met and certain of these 2002 options became subject to expiration, unless exercised, in six months plus one day from the date the target share price was met.

Stock option transactions and prices are summarized as follows:

			Weighted-Average Exercise
	Number of Options		Price Per Share
	Class A	Class B	Class A	Class B
Options outstanding February 28, 2002	9,031,128	1,033,373	$17.74	$20.81
Granted	1,700,308	—	14.35	—
Exercised	(2,134,250)	(10,400)	10.05	9.95
Cancelled	(634,385)	(5,000)	22.33	27.25

Options outstanding February 28, 2003	7,962,801	1,017,973	$18.76	$20.89
Granted	1,551,718	—	14.31	—
Exercised	(1,566,499)	(31,600)	11.45	9.95
Cancelled	(518,810)	(420)	23.30	48.06

Options outstanding February 29, 2004	7,429,210	985,953	$19.06	$21.23
Granted	1,400,738	361,342	20.88	21.33
Exercised	(2,049,106)	(489,080)	14.93	12.31
Cancelled	(498,512)	(38,000)	22.09	26.33

Options outstanding February 28, 2005	6,282,330	820,215	$20.57	$26.36

Options exercisable at February 28/29:
2005	4,362,271	627,215	$21.55	$28.16
2004	5,299,372	985,953	20.94	21.23
2003	5,268,606	1,017,973	19.76	20.89

The weighted-average remaining contractual life of the options outstanding as of February 28, 2005 is 5.7 years.

The range of exercise prices for options outstanding is as follows:

	Outstanding		Exercisable
					Weighted-
		Weighted-		Weighted-	Average
		Average		Average	Remaining
Exercise Price	Optioned	Exercise	Optioned	Exercise	Contractual
Ranges	Shares	Price	Shares	Price	Life (Years)
$ 8.50 - $13.01	534,808	$11.62	534,808	$11.62	6.32
13.10 - 13.15	840,940	13.15	276,926	13.15	8.01
13.19 - 18.10	826,323	14.84	728,873	14.72	6.99
18.40 - 19.81	151,393	19.69	141,718	19.71	8.34
20.02 - 20.51	1,286,570	20.51	400	20.51	9.18
20.87 - 22.26	181,952	21.85	143,852	21.94	7.16
22.30 - 23.57	1,555,883	23.53	1,503,433	23.55	4.18
23.68 - 29.44	594,350	26.68	529,150	26.86	2.81
29.50	919,200	29.50	919,200	29.50	1.90
30.12 - 51.63	211,126	39.75	211,126	39.75	2.74

$ 8.50 - $51.63	7,102,545		4,989,486

The number of shares available for future grant at February 28, 2005 is 4,572,487 Class A and 1,210,283 Class B shares.

NOTE 16 – BUSINESS SEGMENT INFORMATION

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

At February 28, 2005, the Corporation owned and operated 542 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products Segment as well as products purchased from other vendors.

AG Interactive (89.9% owned) is an electronic provider of social expression content through the Internet and wireless platforms.

The Corporation’s non-reportable operating segments primarily include the design, manufacture and sale of display fixtures.

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

Segment results are internally reported and evaluated at consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. An exchange rate adjustment is included in the reconciliation of the segment results to the consolidated results; this adjustment represents the impact on the segment results of the difference between the exchange rates used for segment reporting and evaluation and the actual exchange rates for the periods presented.

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense on centrally-incurred debt and domestic profit-sharing expense. In addition, the costs associated with corporate operations including the senior management, corporate finance, legal and human resource functions, among other costs, are included in the unallocated items.

Operating Segment Information

	Net Sales			Segment Earnings (Loss)
	2005	2004	2003	2005	2004	2003
Social Expression Products	$1,599,642	$1,671,927	$1,705,130	$320,763	$372,909	$374,489
Intersegment items	(63,623)	(77,460)	(80,595)	(46,630)	(55,090)	(58,233)
Exchange rate adjustment	34,152	995	(37,692)	6,061	135	(5,376)

Net	1,570,171	1,595,462	1,586,843	280,194	317,954	310,880

Retail Operations	238,159	272,917	275,296	(20,685)	4,269	19,128
Exchange rate adjustment	4,759	126	(9,168)	317	16	(1,200)

Net	242,918	273,043	266,128	(20,368)	4,285	17,928

AG Interactive	57,514	36,427	34,615	(955)	4,540	477
Exchange rate adjustment	405	—	—	(121)	—	—

Net	57,919	36,427	34,615	(1,076)	4,540	477

Non-reportable segments	32,624	54,295	47,896	(10,824)	(7,404)	6,451

Unallocated items — net	(905)	(5,498)	172	(139,032)	(159,529)	(147,624)
Exchange rate adjustment	—	—	—	(646)	5	(247)

Net	(905)	(5,498)	172	(139,678)	(159,524)	(147,871)

Consolidated	$1,902,727	$1,953,729	$1,935,654	$108,248	$159,851	$187,865

	Assets
	2005	2004	2003
Social Expression Products	$1,475,993	$1,684,542	$1,813,954
Exchange rate adjustment	57,560	37,291	(20,334)

Net	1,533,553	1,721,833	1,793,620

Retail Operations	77,402	89,822	95,572
Exchange rate adjustment	1,936	431	(1,808)

Net	79,338	90,253	93,764

AG Interactive	96,300	55,638	58,619
Exchange rate adjustment	2,590	—	—

Net	98,890	55,638	58,619

Non-reportable segments	21,058	47,504	64,725

Unallocated and intersegment items	797,634	564,945	591,617
Exchange rate adjustment	5,155	3,840	(18,225)

Net	802,789	568,785	573,392

Consolidated	$2,535,628	$2,484,013	$2,584,120

	Depreciation and Amortization			Capital Expenditures
	2005	2004	2003	2005	2004	2003
Social Expression Products	$43,695	$45,099	$45,855	$36,298	$21,009	$22,890
Exchange rate adjustment	723	32	(882)	449	21	(506)

Net	44,418	45,131	44,973	36,747	21,030	22,384

Retail Operations	6,511	7,678	9,243	8,638	8,959	3,589
Exchange rate adjustment	100	3	(242)	174	2	(116)

Net	6,611	7,681	9,001	8,812	8,961	3,473

AG Interactive	3,976	4,402	3,716	1,427	1,224	1,014
Exchange rate adjustment	11	—	—	—	—	—

Net	3,987	4,402	3,716	1,427	1,224	1,014

Non-reportable segments	1,023	1,073	1,015	343	1,329	1,182

Unallocated and intersegment items	1,006	1,313	1,897	168	—	—

Consolidated	$57,045	$59,600	$60,602	$47,497	$32,544	$28,053

Product Information

	Net Sales
	2005	2004	2003
Everyday greeting cards	$690,897	$750,219	$743,805
Seasonal greeting cards	370,521	368,757	364,086
Gift wrapping and wrap accessories	331,218	323,779	364,961
All other	510,091	510,974	462,802

Consolidated	$1,902,727	$1,953,729	$1,935,654

Geographic Information

	Net Sales			Fixed Assets - Net
	2005	2004	2003	2005	2004	2003
United States	$1,432,578	$1,543,202	$1,580,063	$272,170	$296,760	$326,799
Foreign	470,149	410,527	355,591	67,622	57,613	51,648

Consolidated	$1,902,727	$1,953,729	$1,935,654	$339,792	$354,373	$378,447

Other

Termination Benefits and Plant Closing

During 2005, the Corporation recorded a severance accrual of $18,333 related to an overhead reduction program that eliminated approximately 300 associates and the Franklin, Tennessee plant closure. The following table summarizes this charge by segment:

Social Expression Products	$14,797
Retail Operations	496
Non-reportable	442
Unallocated	2,598

Total	$18,333

Substantially all of the associates receiving payments separated from the Corporation on or prior to February 28, 2005, with the remaining to exit during the quarter ending May 31, 2005. Approximately 70% of the severance will be paid prior to February 28, 2006, with the remaining payments extending through 2008. The remaining balance of this severance accrual was $13,590 at February 28, 2005.

In connection with the plant closing, the Social Expression Products segment recorded an additional charge of $10,842 during 2005 for the write-down of the building, the write-off of equipment disposed, moving costs, and various other related expenses. The Corporation expects this action to be completed during the first half of 2006 at an additional cost of approximately $3,000.

Retail Leases

During 2005, the Retail Operations segment reviewed its accounting for leases and recorded a pre-tax charge of $4,883 during the fourth quarter to correct certain errors that were identified. This correction relates solely to accounting treatment and did not impact historic or future cash flows and did not have a material impact on current or prior year consolidated financial statements.

NOTE 17 — INCOME TAXES

Income from continuing operations before income tax expense:

	2005	2004	2003
United States	$53,672	$103,054	$145,613
Foreign	54,576	56,797	42,252

	$108,248	$159,851	$187,865

Income tax expense (benefit) from the Corporation’s continuing operations has been provided as follows:

	2005	2004	2003
Current:
Federal	$10,784	$(2,910)	$77,731
Foreign	31,576	9,994	9,017
State and local	4,928	574	13,808

	47,288	7,658	100,556
Deferred	(9,590)	54,204	(26,229)

	$37,698	$61,862	$74,327

Significant components of the Corporation’s deferred tax assets and liabilities as reflected in the Consolidated Statement of Financial Position at February 28, 2005 and February 29, 2004 are as follows:

	2005	2004
Deferred tax assets:
Employee benefit and incentive plans	$17,974	$21,936
Net operating loss carryforwards	63,604	41,896
Deferred capital loss	5,608	5,608
Reserves not currently deductible	76,786	56,311
Charitable contributions carryforward	9,040	14,278
Foreign tax credit carryforward	17,702	14,691
Other	12,522	46,933

	203,236	201,653
Valuation allowance	(49,260)	(51,827)

Total deferred tax assets	153,976	149,826

Deferred tax liabilities:
Inventory costing	3,033	5,020
Depreciation	31,666	35,975
Other	18,405	18,180

Total deferred tax liabilities	53,104	59,175

Net deferred tax assets	$100,872	$90,651

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases as well as from net operating loss and tax credit carryforwards, and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income tax payments in future years. The Corporation’s deferred tax assets at February 28, 2005 include foreign tax credits that will be realized as a result of the American Jobs Creation Act of 2004 (the “Act”), which increased the foreign tax credit (“FTC”) carryover period from five years to ten years. Based on the carryforward period, the Corporation believes it is more likely than not that it will utilize the credits, allowing it to remove the valuation allowance previously recorded against the FTC carryforwards.

The Corporation periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 28, 2005, the valuation allowance of $49,260 related principally to certain foreign and domestic net operating loss carryforwards and the deferred capital loss.

Reconciliation of the Corporation’s income tax expense from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2005	2004	2003
Income tax expense at statutory rate	$37,887	$55,948	$65,753
State and local income taxes, net of federal tax benefit	3,314	4,657	6,016
Canada income tax audit assessment	12,961	945	—
Foreign differences	(127)	(2,888)	(493)
Foreign tax credit related matters	(12,358)	3,401	—
Other	(3,979)	(201)	3,051

Income tax at effective tax rate	$37,698	$61,862	$74,327

Income taxes paid from continuing operations were $50,760 in 2005, $34,702 in 2004, and $168,843 in 2003. As of February 28, 2005, the Corporation has projected income tax refunds of $55,410 related to federal amended returns filed and IRS exam adjustments for 2000 through 2003 and current year tax overpayments.

At February 28, 2005, the Corporation had deferred tax assets of approximately $30,181 related to foreign net operating loss carryforwards, of which $17,547 have no expiration dates and $12,634 have expiration dates ranging from 2006 through 2014. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss, charitable contribution and FTC carryforwards of approximately $10,500, $22,923, $9,040 and $17,702, respectively. The federal net operating loss carryforward expires in 2021. The state net operating loss carryforwards have expiration dates ranging from 2004 to 2024. The charitable contribution carryforwards have expiration dates ranging from 2006 to 2009. The FTC carryforwards have expiration dates ranging from 2010 to 2014.

During the fourth quarter of 2005, the Canada Customs and Revenue Agency issued a tax assessment to the Corporation for certain income tax issues related to years 2000 through 2002. The Corporation recorded a tax expense, including interest and penalties, of $12,961 in 2005 related to the assessment.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in 2006. The Corporation has not fully evaluated the effect of the repatriation provision and, therefore, has not determined if the Act will materially change its foreign earnings reinvestment plan. A full evaluation of the plan is expected to be completed by November 30, 2005. As such, deferred taxes have not been provided on approximately

$118,833 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

NOTE 18 – DISCONTINUED OPERATIONS

On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business to AAiFosterGrant, a unit of sunglasses maker Foster Grant. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in the third quarter of fiscal 2005 although an additional amount may be recorded during the first quarter of fiscal 2006 based on closing balance sheet adjustments. This adjustment is not expected to exceed ten percent of the cash proceeds. During the third quarter, the Corporation received cash proceeds of $77,000 and recorded a pre-tax gain of $35,525 on the sale of Magnivision.

Magnivision meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS 144. Accordingly, the Corporation’s consolidated financial statements and related notes have been presented to reflect Magnivision as a discontinued operation for all periods presented. Magnivision was previously included within the Corporation’s “non-reportable segments.”

The following summarizes the results of discontinued operations for the periods presented:

	2005	2004	2003
Net sales	$30,965	$56,537	$60,206

Pretax income from operations	4,816	10,900	12,973
Gain on sale	35,525	—	—

	40,341	10,900	12,973
Income tax expense	15,612	4,219	5,405

Income from discontinued operations	$24,729	$6,681	$7,568

At February 29, 2004, “Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Consolidated Statement of Financial Position include the following:

Assets of businesses held for sale:
Current assets	$22,154
Other assets	7,318
Fixed assets	11,343

$40,815

Liabilities of businesses held for sale:
Current liabilities	$3,722
Noncurrent liabilities	1,616

$5,338

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2005 and February 29, 2004:

	Quarter Ended
	May 31	Aug 31	Nov 30	Feb 28
Fiscal 2005
Net sales	$433,541	$392,084	$586,165	$490,937
Gross profit	251,926	205,367	293,428	246,805
Income from continuing operations	2,936	5,900	40,344	21,370
Discontinued operations	1,302	1,010	22,417	—
Net income	4,238	6,910	62,761	21,370
Earnings per share:
Continuing operations	$0.04	$0.09	$0.58	$0.31
Net income	0.06	0.10	0.91	0.31
Earnings per share – assuming dilution:
Continuing operations	0.04	0.09	0.51	0.28
Net income	0.06	0.10	0.78	0.28

Dividends declared per share	—	—	0.06	0.06

The first quarter included a pre-tax charge of $39,024 related to the repurchase of a portion of the Corporation’s 11.75% senior subordinated notes. The second quarter included a pre-tax gain of $10,000 resulting from the modification of certain agreements related to licensing activities. The third quarter included a pre-tax charge of $16,570 associated with an overhead reduction program, a pre-tax charge of $13,000 related to the implementation of a new merchandising strategy for seasonal space management, a pre-tax charge of $8,233 associated with a plant closure and a pre-tax gain of $35,525 on the sale of the discontinued operations. The fourth quarter included a pre-tax charge of $29,769 associated with scan based trading conversions, a pre-tax charge of $6,376 associated with a plant closure, a pre-tax charge of $4,883 for a correction in the accounting for certain operating leases and an after-tax benefit of $4,194 resulting primarily from changes in tax laws.

The previously reported net sales and gross profit amounts for the first and second quarters have been adjusted to include an amount that was previously classified as other income. Miscellaneous sales of $505 in the first quarter and $191 in the second quarter were reclassified from other income – net to net sales.

During the second quarter, the Corporation committed to a plan to sell the Magnivision business. Accordingly, the business was reclassified as discontinued operations and prior periods’ continuing operations were restated.

	Quarter Ended
	May 31	Aug 31	Nov 30	Feb 29
Fiscal 2004
Net sales	$440,755	$391,033	$603,754	$518,187
Gross profit	262,010	195,061	313,391	270,562
Income (loss) from continuing operations	18,745	(10,609)	45,091	44,762
Discontinued operations	960	914	1,271	3,536
Net income (loss)	19,705	(9,695)	46,362	48,298
Earnings (loss) per share:
Continuing operations	$0.29	$(0.16)	$0.68	$0.67
Net income (loss)	0.30	(0.15)	0.70	0.72
Earnings (loss) per share – assuming dilution:
Continuing operations	0.26	(0.16)	0.58	0.58
Net income (loss)	0.27	(0.15)	0.60	0.62

The first quarter included a pre-tax charge of $4,639 related to the repayment of a term loan. The third quarter included a pre-tax charge of $13,750 related to the repurchase of a portion of the Corporation’s 11.75% senior subordinated notes. The fourth quarter included a pre-tax charge of approximately $20,000 for the write down of inventories related to seasonal performance and product discontinuances.

The previously reported net sales and gross profit amounts for the second and fourth quarters have been adjusted to include an amount that was previously classified as other income. Miscellaneous sales of $96 in the second quarter and $649 in the fourth quarter were reclassified from other income – net to net sales.

During the second quarter of 2005, the Corporation committed to a plan to sell the Magnivision business. Accordingly, the business was reclassified as discontinued operations and 2004 periods’ continuing operations were restated.

In quarters where the Corporation incurs a net loss, the Corporation does not calculate a dilutive effect on earnings (loss) per share because the effect would be antidilutive. Therefore, the sum of the quarterly earnings (loss) per share – assuming dilution may not equal the annual totals.

The business exhibits seasonality, which is typical for most companies in the retail industry. Sales are much stronger in the second half of the year than the first half of the year due to the concentration of major holidays during the second half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Working capital requirements needed to finance operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as inventory is increased in preparation for the peak selling season.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Corporation’s independent registered public accounting firm on accounting or financial disclosure matters within the three year period ended February 28, 2005, or in any period subsequent to such date.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Corporation carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and principal financial officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s Chief Executive Officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of February 28, 2005.

Report of Management on Internal Control Over Financial Reporting. The management of American Greetings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. American Greetings’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 28, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment under COSO’s “Internal Control-Integrated Framework,” management believes that as of February 28, 2005, American Greetings’ internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on management’s assessment of American Greetings’ internal control over financial reporting and on the effectiveness of internal control over financial reporting. This attestation report is included in Part II, Item 8, at page 39 of this Annual Report on Form 10-K.

Zev Weiss Chief Executive Officer (principal executive officer)	Joseph B. Cipollone Chief Accounting Officer (principal accounting officer & interim principal financial officer)

Changes in Internal Controls. There has been no change in the Corporation’s internal control over financial reporting during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

The Corporation hereby incorporates by reference the information called for by this Item 10 from the information contained in (i) the Corporation’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on June 24, 2005 under the headings and with subheadings “Election of Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and (ii) for information regarding executive officers, Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The Corporation hereby incorporates by reference the information called for by this Item 11 from the information contained in the Corporation’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on June 24, 2005 under the heading “Information Concerning Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Corporation hereby incorporates by reference the information called for by this Item 12 from the information contained in the Corporation’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on June 24, 2005 under the headings “Security Ownership – Security Ownership of Management” and “Security Ownership – Security Ownership of Certain Beneficial Owners.”

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common shares that may be issued under the Corporation’s equity compensation plans as of February 28, 2005.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,102,545	$21.24	5,782,770
Equity compensation plans not approved by security holders	—	N/A	—

Total	7,102,545	$21.24	5,782,770

(1)	Column (a) represents the number of common shares that may be issued in connection with the exercise of outstanding stock options granted under the Corporation’s equity compensation plans. The amount includes 6,282,330 Class A common shares and 820,215 Class B common shares.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock and deferred compensation share units.

Column (c) includes 4,572,487 Class A common shares and 1,210,283 Class B common shares, which shares may generally be issued under the Corporation’s equity compensation plans upon the exercise of stock options or stock appreciation rights and/or awards of deferred shares, performance shares or restricted stock.

Pursuant to the 1995 Director Stock Plan, non-employee directors may make an election prior to the beginning of each fiscal year to receive the Corporation’s Class A and/or Class B common shares in lieu of all or a portion of the fees due to such Director as compensation for serving on the Corporation’s Board of Directors. For purposes of determining the number of shares to be issued in lieu of such fees, the shares are valued based on the closing price of the Class A common shares on the last trading day of the calendar quarter prior to the payment of such fees. The amounts reflected in column (c) do not reflect the number of shares that may be issued from time to time under the 1995 Director Stock Plan as payment for Director fees because there is no maximum number of shares that may be so issued.

Item 13. Certain Relationships and Related Transactions

The Corporation hereby incorporates by reference the information called for by this Item 13 from the information contained in the Corporation’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on June 24, 2005 under the heading “Information Concerning Executive Officers – Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The Corporation hereby incorporates by reference the information called for by this Item 14 from the information contained in the Corporation’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on June 24, 2005 under the heading “Independent Registered Public Accounting Firm – Fees Paid to Ernst & Young LLP.”

(Next item is Part IV)

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K

     1. Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income — Years ended February 28, 2005, February 29, 2004, and February 28, 2003

Consolidated Statement of Financial Position — February 28, 2005 and February 29, 2004

Consolidated Statement of Cash Flows – Years ended February 28, 2005, February 29, 2004, and February 28, 2003

Consolidated Statement of Shareholders’ Equity — Years ended February 28, 2005, February 29, 2004, and February 28, 2003

Notes to Consolidated Financial Statements — Years ended February 28, 2005, February 29, 2004, and February 28, 2003

Quarterly Results of Operations (Unaudited)

     2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

     3. Exhibits required by Item 601 of Regulation S-K

Item	Description
3	Articles of Incorporation and By-laws

(i) Amended Articles of Incorporation of the Corporation

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

Item	Description
	(ii)	Amendment to Amended Articles of Incorporation of the Corporation

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

	(iii)	Amended Regulations of the Corporation

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

(4)	Instruments Defining the Rights of Security Holders, including indentures
	(i)	Trust Indenture, dated as of July 27, 1998.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

	(ii)	Credit Agreement, dated May 11, 2004, among the following: (i) the Corporation, (ii) National City Bank, as an LC issuer, swing line lender and as the lead arranger and global agent, (iii) KeyBank National Association, as lender and syndication agent, (iv) LaSalle Bank National Association, as lender, LC issuer and documentation agent, and (v) certain named financial institutions as lenders (the “Credit Agreement”). Certain exhibits and schedules to the Credit Agreement have been excluded and will be furnished to the Securities and Exchange Commission upon request.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004, and is incorporated herein by reference.

(iii)	Amendment No. 1 to the Credit Agreement and Waiver and Consent, dated as of January 28, 2005, among the Corporation, National City Bank as the Global Agent and as Collateral Agent, and certain named financial institutions as lenders. Certain exhibits and schedules to the Credit Agreement have been excluded and will be furnished to the Securities and Exchange Commission upon request.

This Exhibit is filed herewith.

	(iv)	Amendment No. 2 to the Credit Agreement, dated as of April 1, 2005, among the Corporation, National City Bank as the Global Agent and as Collateral Agent, and certain named financial institutions as lenders. Certain exhibits and schedules to the Credit Agreement have been excluded and will be furnished to the Securities and Exchange Commission upon request.

This Exhibit is filed herewith.

Item	Description
	(v)	Indenture, dated as of June 29, 2001, between the Corporation, as issuer, and The Huntington National Bank, as Trustee, with respect to the Corporation’s 11.75% Senior Subordinated Notes due 2008.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-4 (Registration No. 333-68536), dated August 28, 2001, and is incorporated herein by reference.

	(vi)	First Supplemental Indenture, dated May 12, 2004, to the Indenture dated June 29, 2001, with respect in the Corporation’s 11.75% Senior Subordinated Notes due 2008, between the Corporation, as issuer, and The Huntington National Bank, as Trustee.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004, and is incorporated herein by reference.

	(vii)	Indenture, dated as of June 29, 2001, between the Corporation, as issuer, and National City Bank, as Trustee, with respect to the Corporation’s 7.00% Convertible Subordinated Notes due July 15, 2006.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-3 (Registration No. 333-68526), dated August 28, 2001, and is incorporated herein by reference.

	(viii)	Receivables Purchase Agreement, dated as of August 7, 2001, among AGC Funding Corporation, the Corporation, Market Street Funding Corporation and PNC Bank, National Association.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and is incorporated herein by reference.

(ix)	Fifth Amendment to Receivables Purchase Agreement, dated as of August 2, 2004, among AGC Funding Corporation, the Corporation, Market Street Funding Corporation, PNC Bank, National Association, Fifth Third Bank, Liberty Street Funding Corp. and The Bank of Nova Scotia.

This Exhibit is filed herewith.

10	Material Contracts

	(i)	Officers’ contracts.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

	(ii)	Shareholders’ Agreement dated November 19, 1984.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and is incorporated herein by reference.

Item	Description
	(iii)	Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

	(iv)	1982 Incentive Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 2-84911), dated July 1, 1983, and is incorporated herein by reference.

	(v)	1985 Incentive Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-975), dated November 7, 1985, and is incorporated herein by reference.

	(vi)	1987 Class B Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-16180), dated July 31, 1987, and is incorporated herein by reference.

	(vii)	Stock Option Agreement with Morry Weiss dated January 25, 1988.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and is incorporated herein by reference.

	(viii)	1992 Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-58582), dated February 22, 1993, and is incorporated herein by reference.

	(ix)	1995 Director Stock Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-61037), dated July 14, 1995, and is incorporated herein by reference.

	(x)	1996 Employee Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-08123), dated July 15, 1996, and is incorporated herein by reference.

Item	Description
	(xi)	1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-121982), dated January 12, 2005, and is incorporated herein by reference.

	(xii)	CEO and Named Executive Officers Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001, and is incorporated herein by reference.

	(xiii)	Supplemental Executive Retirement Plan (as amended and restated effective March 1, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004, and is incorporated herein by reference.

	(xiv)	Employment Agreement, dated as of September 25, 2001, between James C. Spira and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-75696), dated December 21, 2001, and is incorporated herein by reference.

	(xv)	Employment Agreement, dated as of March 1, 2001, between William R. Mason and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and is incorporated herein by reference.

	(xvi)	Employment Agreement, dated as of October 17, 2002, between Michael Goulder and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

	(xvii)	Employment Agreement, dated as of May 6, 2002, between Erwin Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

Item	Description
	(xviii)	Employment Agreement, dated as of September 9, 2002, between Steven Willensky and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

	(xix)	Employment Agreement, dated as of August 22, 2003, between Catherine M. Kilbane and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

	(xx)	Employment Agreement, dated as of June 1, 1991, between Jeffrey M. Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

	(xxi)	Employment Agreement, dated as of May 1, 1997, between Zev Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

	(xxii)	Retirement Agreement, effective as of February 21, 2005, between David R. Beittel and the Corporation.

This Exhibit is filed herewith.

	(xxiii)	Severance Agreement, effective as of February 28, 2005, between Pamela L. Linton and the Corporation.

This Exhibit is filed herewith.

	(xxiv)	Consulting Agreement, effective as of March 1, 2005, between Pamela L. Linton and the Corporation.

This Exhibit is filed herewith.

	(xxv)	Severance Agreement and Mutual Release, effective as of February 28, 2005, between Mary Ann Corrigan-Davis and the Corporation.

This Exhibit is filed herewith.

Item	Description
	(xxvi)	Key Management Annual Incentive Plan (fiscal year 2004 Description)

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

	(xxvii)	Key Management Annual Incentive Plan (fiscal year 2005 Description)

This Exhibit is filed herewith.

	(xxviii)	Key Management Annual Incentive Plan (fiscal year 2006 Description)

This Exhibit is filed herewith.

	(xxix)	Agreement to defer stock option gains with Morry Weiss dated December 15, 1997

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

	(xxx)	Form of Employee Stock Option Agreement

This Exhibit is filed herewith.

	(xxxi)	Form of Director Stock Option Agreement.

This Exhibit is filed herewith.

	(xxxii)	Form of Restricted Shares Grant Agreement.

This Exhibit is filed herewith.

	(xxxiii)	Form of Deferred Shares Grant Agreement.

This Exhibit is filed herewith.

	(xxxiv)	Employment Agreement, dated June 26, 2003, between James C. Spira and the Corporation, as amended on June 24, 2004.

This Exhibit is filed herewith.

	(xxxv)	Bonus Letter, dated October 4, 2000, to Erwin Weiss.

This Exhibit is filed herewith.

Item		Description
	(xxxvi)	Employment Agreement, dated as of March 4, 2004, between Thomas H. Johnston and the Corporation, as amended on March 11, 2004.

This Exhibit is filed herewith.

21		Subsidiaries of the Corporation

This Exhibit is filed herewith.

23		Consent of Independent Registered Public Accounting Firm

This Exhibit is filed herewith.

(31)a		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

This Exhibit is filed herewith.

(31)b		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

This Exhibit is filed herewith.

32(a)		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Exhibit is filed herewith.

(b)	Exhibits listed in Item 15(a) 3. are included herein or incorporated herein by reference.

(c)	Financial Statement Schedules

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

AMERICAN GREETINGS CORPORATION (Registrant)

Date: May 11, 2005	By:	/s/ Catherine M. Kilbane

Catherine M. Kilbane Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE
)
/s/ Morry Weiss	Chairman of the Board;	)

Morry Weiss	Director	)
)
)
	Chief Executive Officer; (principal	)
/s/ Zev Weiss	executive officer))

Zev Weiss	Director	)
)
)
/s/ Jeffrey Weiss	President and Chief Operating Officer;	)

Jeffrey Weiss	Director	)
)
)
/s/ Scott S. Cowen	Director	)

Scott S. Cowen		)
)
)
/s/ Joseph S. Hardin Jr.	Director	)

Joseph S. Hardin, Jr.		)
)
)
/s/ Stephen R. Hardis	Director	)	May 11, 2005

Stephen R. Hardis		)
)
)
/s/ Harriet Mouchly-Weiss	Director	)

Harriet Mouchly-Weiss		)
)
)
/s/ Charles A. Ratner	Director	)

Charles A. Ratner		)
)
/s/ James C. Spira	Director	)

James C. Spira		)
)
)
/s/ Jerry Sue Thornton	Director	)

Jerry Sue Thornton		)
)
	Vice President and Corporate	)
/s/ Joseph B. Cipollone	Controller; Chief Accounting	)

Joseph B. Cipollone	Officer (principal accounting officer	)
and interim principal financial
officer)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
(In thousands of dollars)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		ADDITIONS
	Balance	(1)	(2)				Balance
	at Beginning	Charged to Costs	Charged to Other				at End
Description	of Period	and Expenses	Accounts-Describe		Deductions-Describe		of Period
Year ended February 28, 2005:
Deduction from asset account:
Allowance for doubtful accounts	$17,871	$2,557	$158	(A)	$3,902	(B)	$16,684

Allowance for sales returns	$85,638	$264,840	$1,306	(A)	$257,112	(C)	$94,672

Allowance for other assets	$40,100	$11,800	$0		$14,400	(D)	$37,500

Year ended February 29, 2004:
Deduction from asset account:
Allowance for doubtful accounts	$34,825	$5,119	$547	(A)	$22,620	(B)	$17,871

Allowance for sales returns	$86,318	$288,874	$3,316	(A)	$292,870	(C)	$85,638

Allowance for other assets	$36,100	$7,500	$0		$3,500	(D)	$40,100

Year ended February 28, 2003:
Deduction from asset account:
Allowance for doubtful accounts	$34,498	$15,031	$425	(A)	$15,129	(B)	$34,825

Allowance for sales returns	$102,265	$317,646	$1,985	(A)	$335,578	(C)	$86,318

Allowance for other assets	$34,900	$32,500	$0		$31,300	(D)	$36,100

Note A: Translation adjustment on foreign subsidiary balances.

Note B: Accounts charged off, less recoveries.

Note C: Sales returns charged to the allowance account for actual returns.

Note D: Deferred Contract costs charged to the allowance account.

S - 1