Form 10-Q
period 2005-05-31
AMERICAN GREETINGS CORP
filed 2005-07-08
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

subject to such filing requirements for the past 90 days.	Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	Yes ☑ No ☐

As of July 5, 2005, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	62,976,982
Class B Common	4,214,886

AMERICAN GREETINGS CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended
	May 31,
	2005	2004

Net sales	$443,276	$433,541
Costs and expenses:
Material, labor and other production costs	180,473	181,615
Selling, distribution and marketing	155,274	146,652
Administrative and general	63,128	64,137
Interest expense	9,682	52,694
Other income – net	(8,371)	(16,346)

Total costs and expenses	400,186	428,752

Income from continuing operations before income tax expense	43,090	4,789
Income tax expense	16,676	1,853

Income from continuing operations	26,414	2,936

Income from discontinued operations, net of tax	—	1,302

Net income	$26,414	$4,238

Earnings per share – basic:
Income from continuing operations	$0.39	$0.04
Income from discontinued operations	—	0.02

Net income	$0.39	$0.06

Earnings per share – assuming dilution:
Income from continuing operations	$0.35	$0.04
Income from discontinued operations	—	0.02

Net income	$0.35	$0.06

Average number of shares outstanding	68,595,786	68,000,691

Average number of shares outstanding – assuming dilution	81,952,895	68,846,170

Dividends declared per share	$0.08	$—

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	May 31, 2005	February 28, 2005	May 31, 2004
ASSETS

Current assets
Cash and cash equivalents	$214,273	$250,267	$115,850
Short-term investments	208,750	208,740	—
Trade accounts receivable, net	196,210	188,987	241,656
Inventories	233,933	222,874	254,035
Deferred and refundable income taxes	165,123	193,497	154,713
Assets of businesses held for sale	—	—	37,905
Prepaid expenses and other	210,043	204,253	220,773

Total current assets	1,228,332	1,268,618	1,024,932

Goodwill	263,823	270,057	220,316
Other assets	625,847	644,140	663,449

Property, plant and equipment – at cost	989,983	995,281	987,875
Less accumulated depreciation	658,749	653,889	641,337

Property, plant and equipment – net	331,234	341,392	346,538

	$2,449,236	$2,524,207	$2,255,235

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$10,184	$—	$—
Accounts payable	117,247	143,041	112,294
Accrued liabilities	120,192	118,090	113,329
Accrued compensation and benefits	65,514	96,789	62,921
Income taxes	31,178	38,777	15,731
Liabilities of businesses held for sale	—	—	4,635
Other current liabilities	112,575	79,549	69,862

Total current liabilities	456,890	476,246	378,772

Long-term debt	476,159	486,099	483,783
Other liabilities	124,058	137,868	94,149
Deferred income taxes	34,612	37,214	27,300
Shareholders’ equity	1,357,517	1,386,780	1,271,231

	$2,449,236	$2,524,207	$2,255,235

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$26,414	$4,238
Income from discontinued operations	—	1,302

Income from continuing operations	26,414	2,936
Adjustments to reconcile to net cash provided by operating activities:
Gain on sale of investment	—	(3,090)
Loss (gain) on sale of fixed assets	944	(21)
Loss on extinguishment of debt	862	39,024
Depreciation and amortization	14,646	14,091
Deferred income taxes	7,740	(7,192)
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade accounts receivable	(10,895)	(13,216)
Increase in inventories	(13,947)	(17,174)
Decrease in other current assets	14,360	7,946
Decrease in deferred costs – net	25,147	33,274
Decrease in accounts payable and other liabilities	(48,193)	(28,145)
Other – net	654	(4,882)

Cash Provided by Operating Activities	17,732	23,551

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	575,785	—
Purchases of short-term investments	(575,795)	—
Property, plant & equipment additions	(8,607)	(4,403)
Proceeds from sale of fixed assets	36	104
Investment in corporate-owned life insurance	1,614	1,098
Other – net	(1,205)	26,879

Cash (Used) Provided by Investing Activities	(8,172)	23,678

FINANCING ACTIVITIES:
Reduction of long-term debt	—	(216,417)
Sale of stock under benefit plans	8,511	12,035
Purchase of treasury shares	(45,533)	(9,299)
Dividends to shareholders	(5,500)	—

Cash Used by Financing Activities	(42,522)	(213,681)

CASH USED BY DISCONTINUED OPERATIONS	—	(1,342)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,032)	(1,806)

DECREASE IN CASH AND CASH EQUIVALENTS	(35,994)	(169,600)

Cash and Cash Equivalents at Beginning of Year	250,267	285,450

Cash and Cash Equivalents at End of Period	$214,273	$115,850

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended May 31, 2005 and 2004

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

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 28, 2005 of American Greetings Corporation (the “Corporation”), from which the Condensed Consolidated Statement of Financial Position at February 28, 2005, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 presentation.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2005 refers to the year ended February 28, 2005. For 2005, the Corporation’s subsidiary, AG Interactive, was consolidated on a two-month lag corresponding with its fiscal year-end of December 31. For 2006, AG Interactive has changed its year-end to coincide with the Corporation’s fiscal year-end. As a result, the fiscal quarter ended May 31, 2005 includes five months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11 million, but had no impact on segment earnings.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Corporation is in the process of evaluating the impact that the adoption of this statement will have on the consolidated financial statements. It is, however, expected to reduce consolidated net income. This statement is effective for the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance date of SFAS 123(R) through an amendment of Regulation S-X. The new effective date for the Corporation is March 1, 2006. Refer to Note 12 for the Corporation’s current accounting for stock-based compensation.

Note 4 – Other Income – Net

	Three Months Ended May 31,
(In thousands)	2005	2004
Royalty revenue	$(5,679)	$(10,483)
Foreign exchange loss (gain)	1,239	(305)
Interest income	(2,640)	(706)
Gain on sale of investment	—	(3,090)
Other	(1,291)	(1,762)

	$(8,371)	$(16,346)

Other includes, among other things, gains and losses on asset disposals and rental income. Proceeds of $19.1 million received from the sale of an investment in the prior year are included in “Other — net” investing activities in the Condensed Consolidated Statement of Cash Flows for the period.

Note 5 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended May 31,
	2005	2004
Numerator (in thousands):
Income from continuing operations	$26,414	$2,936
Add-back – interest on convertible subordinated notes, net of tax	1,875	—

Income from continuing operations – assuming dilution	$28,289	$2,936

Denominator (in thousands):
Weighted average shares outstanding	68,596	68,001
Effect of dilutive securities:
Stock options	756	845
Deferred shares	10	—
Convertible debt	12,591	—

Weighted average shares outstanding – assuming dilution	81,953	68,846

Income from continuing operations per share	$0.39	$0.04

Income from continuing operations per share – assuming dilution	$0.35	$0.04

Approximately 2.7 million and 4.0 million stock options outstanding in the three month periods ended May 31, 2005 and 2004, respectively, were excluded because the effect would have been antidilutive. In addition, the effect of the convertible subordinated notes has been excluded for the three months ended May 31, 2004, because the effect would have been antidilutive. See Note 10 for further discussion.

Note 6 – Comprehensive Income (Loss)

The Corporation’s total comprehensive income (loss) is as follows:

	Three Months Ended May 31,
(In thousands)	2005	2004
Net income	$26,414	$4,238

Other comprehensive income (loss):
Foreign currency translation adjustments	(14,144)	(7,047)
Unrealized loss on securities	(1)	—

Total comprehensive income (loss)	$12,269	$(2,809)

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 31, 2005	February 28, 2005	May 31, 2004
Allowance for seasonal sales returns	$85,425	$94,672	$86,773
Allowance for doubtful accounts	17,040	16,684	20,250
Allowance for cooperative advertising	19,145	23,571	20,914
Allowance for rebates	59,308	48,240	38,726

	$180,918	$183,167	$166,663

Note 8 – Inventories

(In thousands)	May 31, 2005	February 28, 2005	May 31, 2004
Raw materials	$27,316	$23,241	$35,377
Work in process	24,139	19,719	25,165
Finished products	234,655	228,088	234,344

	286,110	271,048	294,886
Less LIFO reserve	76,673	75,890	71,440

	209,437	195,158	223,446

Display materials and factory supplies	24,496	27,716	30,589
Inventories	$233,933	$222,874	$254,035

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

A portion of the total consideration may be payable by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” in the Condensed Consolidated Statement of Financial Position, and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation believes that it maintains adequate reserves for deferred costs related to supply agreements and does not expect that the non-completion of any particular contract would result in a material loss.

As of May 31, 2005, February 28, 2005 and May 31, 2004, deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	May 31, 2005	February 28, 2005	May 31, 2004
Prepaid expenses and other	$158,055	$156,665	$173,710
Other assets	567,175	582,401	605,755

Deferred cost assets	725,230	739,066	779,465

Other current liabilities	(92,568)	(65,944)	(54,809)
Other liabilities	(81,921)	(95,452)	(68,154)

Deferred cost liabilities	(174,489)	(161,396)	(122,963)

Net deferred costs	$550,741	$577,670	$656,502

Note 10 – Debt

On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002, to a $320 million facility. The amended and restated senior secured credit facility consists of a $200 million revolving facility maturing on May 10, 2008. There were no outstanding balances under this facility at May 31, 2005, February 28, 2005 or May 31, 2004.

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

The Corporation is also party to a three-year accounts receivable securitization financing agreement that provides for up to $200 million of financing and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. On August 2, 2004, the agreement was amended to extend the maturity date to August 1, 2007. The related interest rate is commercial paper-based. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the accounts receivable facility. There were no outstanding balances under this agreement at May 31, 2005, February 28, 2005 or May 31, 2004.

During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.0 million, included in “Interest expense” on the Condensed Consolidated Statement of Income, for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. At May 31, 2005, approximately $10 million of these notes remained outstanding. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes.

During the three months ended May 31, 2005, the Corporation issued formal notification that the remaining 11.75% senior subordinated notes will be called on July 15, 2005. As a result, the balance of the outstanding notes was reclassified to short-term on the Condensed Consolidated Statement of Financial Position and a charge of $0.9 million, included in “Interest expense” on the Condensed Consolidated Statement of Income, was recorded during the three months ended May 31, 2005, for the premium associated with the notes as well as for the write-off of related deferred financing costs.

At May 31, 2005, the Corporation was in compliance with its financial covenants.

At May 31, 2005, February 28, 2005 and May 31, 2004, long-term debt and their related calendar year due dates were as follows:

(In thousands)	May 31, 2005	February 28, 2005	May 31, 2004
6.10% Senior Notes, due 2028	$298,603	$298,503	$298,215
11.75% Senior Subordinated Notes, due 2008	10,184	10,016	9,978
7.00% Convertible Subordinated Notes, due 2006	175,000	175,000	175,000
Other (due 2007-2011)	2,556	2,580	590

	486,343	486,099	483,783

Less: Current maturities of long-term debt	10,184	—	—

	$476,159	$486,099	$483,783

The 7.00% convertible subordinated notes are convertible at the option of the holders into shares of the Corporation’s class A common shares at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 thousand principal amount of notes.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans for the quarter ended May 31, are as follows:

	Defined Benefit Pension		Postretirement Benefit
(In thousands)	2005	2004	2005	2004
Service cost	$128	$112	$711	$628
Interest cost	1,811	1,841	1,872	2,221
Expected return on plan assets	(1,721)	(1,415)	(1,201)	(1,336)
Amortization of prior service cost	23	—	(1,849)	(1,559)
Amortization of actuarial loss	358	—	1,771	1,546

	$599	$538	$1,304	$1,500

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP 106-2”) was issued on May 19, 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 also contains basic guidance on related income tax accounting and complex rules for transition that permit various alternative prospective and retroactive transition approaches. The Corporation adopted the provisions of FSP 106-2 effective September 1, 2004. The effect of the adoption of FSP 106-2 was a reduction of the net periodic postretirement benefit cost for the three months ended May 31, 2005 of approximately $0.2 million.

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 31, 2005 was $3.2 million, compared to $2.5 million in the prior year period. The profit-sharing plan expense for the three month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year end and are contingent upon final year end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expenses recognized for the three month periods ended May 31, 2005 and 2004 were $0.7 million and $1.2 million, respectively.

Note 12 – Stock-Based Compensation

The Corporation follows APB Opinion No. 25 and related Interpretations in accounting for its stock options granted to employees and directors. Because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Refer to Note 3 for information regarding recent changes to the accounting guidance for stock-based compensation.

The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended May 31,
(In thousands, except per share amounts)	2005	2004
Net income as reported	$26,414	$4,238

Deduct: Stock-based compensation expense determined under fair value based method, net of tax	1,029	1,330

Pro forma net income	$25,385	$2,908

Earnings per share:
As reported	$0.39	$0.06
Pro forma	0.37	0.04

Earnings per share – assuming dilution:
As reported	$0.35	$0.06
Pro forma	0.33	0.04

During the three months ended May 31, 2004, shares held in trust related to a deferred compensation plan were withdrawn from the trust. This transaction had no impact on the Corporation’s results of operations during the quarter ended May 31, 2004.

Note 13 – Business Segment Information

The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel, and is managed by geographic location.

At May 31, 2005, the Corporation owned and operated 534 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors.

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

Centrally-incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense on centrally-incurred debt and domestic profit-sharing expense. In addition, the costs associated with corporate operations including the senior management, corporate finance, legal and human resource functions, among other costs, are included in the unallocated items.

Operating Segment Information

	Net Sales		Segment Earnings (Loss)
	Three Months Ended May 31,		Three Months Ended May 31,
(In thousands)	2005	2004	2005	2004
Social Expression Products	$372,068	$381,549	$84,965	$94,962
Intersegment items	(11,675)	(14,824)	(8,534)	(10,936)
Exchange rate adjustment	4,562	390	752	157

Net	364,955	367,115	77,183	84,183

Retail Operations	42,860	51,323	(6,238)	(4,144)
Exchange rate adjustment	1,382	216	(42)	15

Net	44,242	51,539	(6,280)	(4,129)

AG Interactive	28,047	9,445	330	363
Exchange rate adjustment	214	—	(95)	—

Net	28,261	9,445	235	363

Non-reportable segments	4,770	5,391	474	(6,906)

Unallocated items — net	1,048	51	(28,620)	(68,714)
Exchange rate adjustment	—	—	98	(8)

Net	1,048	51	(28,522)	(68,722)

Consolidated Total	$443,276	$433,541	$43,090	$4,789

Other

During 2005, the Corporation recorded a severance accrual of $18.3 million related to an overhead reduction program that eliminated approximately 300 associates and the Franklin, Tennessee plant closure. Substantially all of the associates receiving payments separated from the Corporation on or prior to February 28, 2005. Approximately 70% of the severance will be paid prior to February 28, 2006, with the remaining payments extending through 2008. The remaining balance of the severance accrual was $11.1 million at May 31, 2005.

In connection with the plant closing, the Social Expression Products segment recorded an additional charge of $3.2 million during the three months ended May 31, 2005 for the remaining shutdown and relocation costs incurred during the period.

Note 14 – Discontinued Operations

On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business to AAiFosterGrant, a unit of sunglasses maker Foster Grant. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in the third quarter of fiscal 2005 although an additional amount may be recorded during the next six months based on closing balance sheet adjustments. This adjustment is not expected to exceed ten percent of the cash proceeds. During the third quarter of fiscal 2005, the Corporation received cash proceeds of $77.0 million and recorded a gain of $35.5 million for the sale of Magnivision.

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

The following summarizes the results of discontinued operations for the three months ended May 31, 2004:

(In thousands)
Net sales	$12,634

Pretax income from operations	2,124
Income tax expense	822

Income from discontinued operations	$1,302

“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Condensed Consolidated Statement of Financial Position include the following:

(In thousands)	May 31, 2004
Assets of businesses held for sale:
Current assets	$19,786
Other assets	6,911
Fixed assets	11,208

$37,905

Liabilities of businesses held for sale:
Current liabilities	$3,019
Noncurrent liabilities	1,616

$4,635

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the first quarter of 2006, the Corporation believes that its North American operations began to realize the benefit of the initiatives focused on achieving a better understanding of consumer needs and improving the shopping experience. New products are driving increased sales and earnings in North America from everyday cards due to both an improved product mix and higher sell-through at retail. However, consolidated sales of everyday cards remained flat compared to the prior year as a soft international market, particularly in the U.K., offset the successes in the North American market. Consolidated sales of seasonal cards were down compared to the prior year, however a substantial portion of the decrease is based on timing and is not expected to impact full year comparative results.

As expected, the Retail segment contributed lower sales and earnings as it continued its turnaround plan by closing low performing stores. However, improvements in the quality and mix of the product offering and lower promotional activity contributed to a significantly higher gross margin percentage than in the prior year quarter.

Continued cost savings initiatives and operational improvements contributed to significant improvements in the display fixtures business, which generated unfavorable production variances and inventory rationalization costs in the prior year.

During the three months ended May 31, 2005, the Corporation recognized net income of $26.4 million compared to $4.2 million in the prior year quarter.

For 2006, AG Interactive changed its year-end to coincide with the Corporation’s fiscal year end. As a result, the quarter ended May 31, 2005 includes five months of AG Interactive’s operations.

The current year quarter included $3.2 million for shutdown and relocation costs incurred during the period in connection with the closure of the Corporation’s Franklin, Tennessee manufacturing facility. The Corporation also recorded a charge of $0.9 million for the costs associated with the commitment to repurchase the Corporation’s remaining outstanding 11.75% senior subordinated notes. The Corporation issued formal notification during the quarter that the remaining 11.75% senior subordinated notes will be called on July 15, 2005.

The prior year quarter included a charge of $39.0 million for costs associated with the repurchase of $186.2 million of the Corporation’s 11.75% senior subordinated notes and a gain of $3.1 million on the sale on an investment.

Results of Operations

Three months ended May 31, 2005 and 2004

Net income was $26.4 million, or $0.35 per share, in the quarter compared to $4.2 million, or $0.06 per share, in the prior year first quarter (all per-share amounts assume dilution).

The Corporation’s results for the three months ended May 31, 2005 and 2004 are summarized below:

		% Net		% Net	Fav
(Dollars in thousands)	2005	Sales	2004	Sales	(Unfav)
Net sales	$443,276	100.0%	$433,541	100.0%	2.2%

Material, labor and other production costs	180,473	40.7%	181,615	41.9%	0.6%
Selling, distribution and marketing	155,274	35.0%	146,652	33.8%	(5.9)%
Administrative and general	63,128	14.3%	64,137	14.8%	1.6%
Interest expense	9,682	2.2%	52,694	12.2%	81.6%
Other income — net	(8,371)	(1.9)%	(16,346)	(3.8)%	(48.8)%

Total costs and expenses	400,186	90.3%	428,752	98.9%	6.7%

Income from continuing operations before income tax expense	43,090	9.7%	4,789	1.1%	799.8%
Income tax expense	16,676	3.7%	1,853	0.4%	(800.0)%

Income from continuing operations	26,414	6.0%	2,936	0.7%	799.7%

Income from discontinued operations, net of tax	—	0.0%	1,302	0.3%	(100.0)%

Net income	$26,414	6.0%	$4,238	1.0%	523.3%

For the three months ended May 31, 2005, consolidated net sales were $443.3 million, up from $433.5 million in the prior year first quarter. This 2.2% increase was primarily the result of increased sales of approximately $7 million due to the two AG Interactive acquisitions in the prior year second quarter as well as approximately $11 million from the additional two months of activity from the AG Interactive business due to the change in its fiscal year-end. A strong performance in the North American everyday card business, aided by improved product sell through, was offset by a soft international market. Foreign exchange accounted for approximately $6 million or 1.3% of the 2.2% increase. Partially offsetting these increases were lower sales in the Corporation’s retail and U.K. businesses. The retail business was down approximately $5 million due to fewer stores and same-store sales decreased approximately $3 million or 7.1% from the prior year period. The U.K. business was down approximately $7 million compared to the prior year due to lower seasonal card sales related to the timing of spring holidays and lower everyday product sales related to unfavorable results at several large retailers.

Unit and Pricing Analysis

Unit and pricing comparatives for the three months ended May 31, 2005 and 2004 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2005	2004	2005	2004	2005	2004
Unit volume	(0.3)%	0.5%	(12.6)%	1.2%	(4.9)%	0.7%
Selling prices	1.1%	(1.9)%	4.3%	0.4%	1.8%	(1.0)%

Overall Increase / (Decrease)	0.8%	(1.4)%	(8.9)%	1.6%	(3.1)%	(0.3)%

Seasonal card unit volume decreased 12.6% in the current year quarter. Approximately half of this decrease is due to the new merchandising strategy for seasonal space management announced in the second half of the prior year. In the prior year, these programs were sold on an outright basis while in the current year they are sold with full return privileges. As such, the current year includes an accrual for the estimated returns recorded at the time the sales are recognized. The remaining decrease is due primarily to lower unit sales of Mother’s Day, Father’s Day and Graduation cards. Approximately 3 percentage points of the lower unit sales are expected to be recovered during the second quarter, as this decrease relates to timing differences on sales of Father’s Day and Graduation cards with customers that implemented scan-based trading subsequent to the prior year first quarter. The 4.3% increase in selling prices of seasonal cards is primarily due to product mix of Mother’s Day cards, with a lower volume of value priced cards than in the prior year.

Sales of everyday card units decreased 0.3% compared to the prior year as a 4.7% improvement in North American unit sales, due to product mix enhancements, was more than offset by soft international everyday card unit sales, particularly in the U.K. The 1.1% increase in selling prices of everyday cards was driven by the international business units as the mix of cards sold shifted to higher priced units.

Expense Overview

Material, labor and other production costs for the three months ended May 31, 2005 were $180.5 million, a decrease from $181.6 million for the same period in the prior year. As a percentage of net sales, these costs were 40.7% in the current period compared to 41.9% for the three months ended May 31, 2004. The $1.1 million decrease from the prior year is due to a decrease in costs of approximately $12 million, primarily related to lower sales and lower markdown costs in our retail business and lower sales and production improvements in our fixtures business. Also, the fixtures business recorded inventory adjustments in the prior year first quarter. These decreases were partially offset by approximately $11 million due to shutdown and relocation costs for the plant closure, foreign exchange rate impacts and the AG Interactive prior year acquisitions and additional two months of activity.

Selling, distribution and marketing costs for the three months ended May 31, 2005 were $155.3 million, increasing from the $146.7 million for the same period in the prior year. As a percentage of net sales, these costs increased from 33.8% for the three months ended May 31, 2004 to 35.0% for the three months ended May 31, 2005. Of the $8.6 million increase, approximately $10 million was attributable to the two months of additional activity related to the change in fiscal year-end for AG Interactive as well as the expenses incurred by the AG Interactive acquisitions. Foreign exchange accounted for approximately $2 million of the increase. These increases were partially offset by approximately $3 million due to reduced costs in the retail segment stores arising from fewer stores.

Administrative and general expenses were $63.1 million for the three months ended May 31, 2005, a decrease from $64.1 million for the same period in the prior year. The $1.0 million decrease is due to lower consulting fees and bad debt expense offset by increased costs from the AG Interactive acquisitions.

Interest expense decreased by $43.0 million to $9.7 million for the three months ended May 31, 2005 from $52.7 million for the same period in the prior year. This decrease is due to the repurchase of $186.2 million of the Corporation’s 11.75% senior subordinated notes during the quarter ended May 31, 2004. Interest expense in the three months ended May 31, 2005 was $4.5 million lower than the prior period due to savings related to the repurchase. Interest expense in the quarter ended May 31, 2004 included $39.0 million for the premium payment, fees and the write-off of deferred financing costs associated with the repurchase.

Other income — net decreased to $8.4 million for the three months ended May 31, 2005, from $16.3 million in the same period in the prior year. The $7.9 million decrease is due to $4.8 million less royalty revenue and $1.5 million more foreign exchange losses offset by a $1.9 million increase in interest income. The prior year three months also included a $3.1 million gain on sale of investment.

The effective tax rate was 38.7% for both the three months ended May 31, 2005 and 2004. During the first quarter of fiscal 2006, the Corporation established additional tax reserves to cover anticipated examination adjustments. In addition, the Corporation adjusted its valuation allowances against deferred tax assets due to improved earnings at certain foreign locations. These adjustments essentially offset.

Segment Information

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass retailers as the primary channel and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. The Corporation owns and operates 534 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers.

The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors. AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.

The Corporation reviews segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

Social Expression Products Segment

	Three Months Ended May 31,
(Dollars in thousands)	2005	2004	% Change
Net sales	$360,393	$366,725	(1.7)%
Segment earnings	76,431	84,026	(9.0)%

Net sales of the Social Expression Products segment excluding the impact of foreign exchange and intersegment items, for the three months ended May 31, 2005, decreased $6.3 million or 1.7% from the same period in the prior year due primarily to decreases in our U.K. business. In North America, improved product mix and better sell-through of everyday cards was offset by lower sales of seasonal cards, primarily due to the revised strategy for seasonal space management and lower sales of both Father’s Day and Graduation cards in the quarter.

Segment earnings excluding the impact of foreign exchange and intersegment items for the three months ended May 31, 2005, decreased $7.6 million compared to the prior year period. These results include approximately $3 million of shutdown and relocation costs associated with the plant closure and the impact of the lower sales in the U.K. business.

Retail Operations Segment

	Three Months Ended May 31,
(Dollars in thousands)	2005	2004	% Change
Net sales	$42,860	$51,323	(16.5)%
Segment loss	(6,238)	(4,144)	(50.5)%

Net sales excluding the impact of foreign exchange in the Retail Operations segment decreased $8.5 million or 16.5% as same-store sales decreased approximately $3 million or 7.1% for the three months ended May 31, 2005 compared to the same period in the prior year. The average number of stores was approximately 9.8% less than in the prior year quarter, which accounted for approximately $5 million of the decrease in net sales.

Segment earnings excluding the impact of foreign exchange was a loss of $6.2 million in the three months ended May 31, 2005, compared to a loss of $4.1 million in the three months ended May 31, 2004. Earnings were unfavorably impacted by certain noncapitalizable implementation costs associated with a systems infrastructure upgrade in the stores. The impact of lower sales on earnings was softened due to a lower level of promotional activity and improved product mix that improved the gross margins by approximately 4.3 percentage points. Segment earnings benefited from lower store rent and associate costs due to fewer stores.

AG Interactive Segment

	Three Months Ended May 31,
(Dollars in thousands)	2005	2004	% Change
Net sales	$28,047	$9,445	197.0%
Segment earnings	330	363	(9.1)%

For 2006, AG Interactive changed its year-end to coincide with the Corporation’s fiscal year end. As a result, the quarter ended May 31, 2005 includes five months of AG Interactive’s operations.

Net sales excluding the impact of foreign exchange of AG Interactive increased $18.6 million for the quarter ended May 31, 2005, compared to the same period in the prior year. The additional two months of activity accounted for approximately $11 million of the increase while the prior year acquisitions within the AG Mobile wireless division contributed $7 million to the net sales increase. Net sales for the core online greeting card business improved by approximately $1 million compared to the prior year period.

Segment earnings decreased less than $0.1 million for the quarter ended May 31, 2005, compared to the prior year period as the impact of sales increases were offset by acquisition costs, higher technology costs and the cost of new business initiatives. Segment earnings for the core online greeting card business improved by approximately $1 million, more than offset by the cost of new business initiatives in the acquired businesses.

Liquidity and Capital Resources

The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position for May 31, 2004 has been included.

Operating Activities

Operating activities provided $17.7 million in cash during the three months ended May 31, 2005, compared to providing $23.6 million of cash in the same period in the prior year.

Accounts receivable used $10.9 million of cash from February 28, 2005, compared to a use of $13.2 million in the same period in the prior year. As a percentage of the prior twelve months’ net sales, net accounts receivable were 10.3% at May 31, 2005, compared to 12.9% at May 31, 2004.

Inventory was a use of $13.9 million from February 28, 2005, compared to a use of $17.2 million in the same period in the prior year. As a percentage of the prior twelve months’ material, labor and other production costs, inventories were 25.9% at May 31, 2005, compared to 27.7% at May 31, 2004.

Other current assets were a source of $14.4 million in cash from February 28, 2005, compared to a source of $7.9 million in the same period in the prior year. The difference relates to the current year tax refund of payments partially offset by payments for insurance premiums.

Deferred costs — net represents payments under agreements with retailers net of the related amortization of those payments. During the three months ended May 31, 2005, amortization exceeded payments by $25.1 million; in the three months ended May 31, 2004, amortization exceeded payments by $33.3 million. Payments for new or amended contracts are flat compared to the prior year while the related amortization has decreased by $9.4 million compared to the prior year three months. See Note 9 to the condensed consolidated financial statements for further discussion of deferred costs related to customer agreements.

Accounts payable and other liabilities were a use of $48.2 million during the three months ended May 31, 2005, compared to a use of $28.1 million in the prior year period. The increase from the prior year is due to higher bonuses and profit sharing payments as well as payments related to the headcount reduction and plant closure and tax payments.

Investing Activities

Investing activities used $8.2 million in cash during the three months ended May 31, 2005, compared to providing $23.7 million in the same period in the prior year. The decrease of $31.9 million is primarily due to increased capital expenditures in the three months ended May 31, 2005 and the proceeds received from the sale of the marketable security investment of $19.1 million during the three months ended May 31, 2004.

Financing Activities

Financing activities used $42.5 million of cash during the three months ended May 31, 2005, compared to $213.7 million in the same period in the prior year. The current year amount relates primarily to the Corporation’s program to repurchase up to $200 million of its Class A common shares announced on April 5, 2005. During the three months ended May 31, 2005, $45.5 million was paid to repurchase approximately 1.9 million shares under the repurchase program. The prior year amount relates primarily to the repurchase of the Corporation’s 11.75% senior subordinated notes.

Stock activity provided and used a significant amount of cash during both the current and prior year three months. The receipt by the Corporation of the exercise price on stock options provided $8.5 million and $12.0 million during the three months ended May 31, 2005 and 2004, respectively. During the three months ended May 31, 2005, $45.5 million was paid to repurchase approximately 1.9 million Class A common shares under the Corporation’s $200 million repurchase program. In addition, in accordance with its articles of incorporation, the Corporation repurchased Class B common shares at a cost of approximately $9.3 million into its Treasury in the prior year quarter.

During the quarter ended May 31, 2005, the Corporation paid a quarterly dividend of $0.08 per common share, which totaled $5.5 million.

Credit Sources

Substantial credit sources are available to the Corporation. In total, the Corporation had available sources of approximately $400 million at May 31, 2005. This includes the Corporation’s $200 million senior secured revolving credit facility and its $200 million accounts receivable securitization financing. There were no outstanding balances under either of these arrangements at May 31, 2005.

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

During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.0 million for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. At May 31, 2005, approximately $10 million of these notes remained outstanding. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes.

During the quarter ended May 31, 2005, the Corporation issued formal notification that the remaining 11.75% senior subordinated notes will be called on July 15, 2005.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2005, the end of its preceding fiscal year, to May 31, 2005, the end of its latest fiscal quarter and the date of the most recent balance sheet included in this report, nor from May 31, 2004, the end of the corresponding fiscal quarter last year, to May 31, 2005, except for the changes discussed above and aside from normal seasonal fluctuations. The Corporation’s future operating cash flow and borrowing availability under existing credit facilities and its accounts receivable securitization financing program are expected to meet currently anticipated funding requirements.

Critical Accounting Policies

Please refer to the discussion of the Corporation’s Critical Accounting Policies as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2005.

Prospective Information

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to the Corporation’s annual report on Form 10-K for the year ended February 28, 2005. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for the Corporation from February 28, 2005, the end of its preceding fiscal year, to May 31, 2005, the end of its most recent fiscal quarter.

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

The Corporation carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and principal financial officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s Chief Executive Officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Corporation’s internal control over financial reporting during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable

(c) The following table provides information with respect to purchases of common shares of the Corporation made during the three months ended May 31, 2005, by American Greetings Corporation.

			Total Number		Maximum Number
			of Shares		of Shares (or
			Purchased as		Approximate
			Part of		Dollar Value) that
		Average Price	Publicly		May Yet Be
	Total Number of	Paid per	Announced		Purchased Under
Period	Shares Repurchased	Share (1)	Plans		the Plans
March 2005	—	—	—		—
April 2005	Class A - 940,000	$23.44	940,000	(2)	$177,966,561
May 2005	Class A - 965,000	$24.29	965,000	(2)	$154,524,482
Total	Class A - 1,905,000	$23.87	1,905,000	(2)	—

(1)	Excludes commissions paid, if any, related to the share repurchase transactions.

(2)	On April 5, 2005, American Greetings announced that its Board of Directors authorized a program to repurchase up to $200 million of its Class A Common Shares over a 12-month period, which will expire in April 2006. These repurchases will be made through a 10b5-1 program in open market or privately negotiated transactions in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

     Exhibits required by Item 601 of Regulation S-K

(31) a — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b — Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) — Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION
By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President Corporate Controller Chief Accounting Officer

July 8, 2005

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)