Form 10-Q
period 2005-08-31
AMERICAN GREETINGS CORP
filed 2005-10-07
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 4, 2005, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	61,496,467
Class B Common	4,221,126

AMERICAN GREETINGS CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

EXHIBITS
Exhibit 10.1 Executive Deferred Comp Plan
Exhibit 10.2 Amendment 1 to Executive Deferred Comp Plan
Exhibit 10.3 Amendment 2 to Executive Deferred Comp Plan
Exhibit 10.4 Amendment 3 to Executive Deferred Comp Plan
Exhibit 10.5 Form of Agreement for Deferred Comp benefits
Exhibit 10.6 Form of Agrmt Under Amend 3 to Exec Deferred Comp
Exhibit 10.7 Performance Share Grant Agreement/Zev Weiss
Exhibit 10.8 Performance Share Grant Agreement/Jeffrey Weiss
Exhibit 31(a) Section 302 Certification of CEO
Exhibit 31(b) Section 302 Certification of CFO
Exhibit 32 Section 906 Certification of CEO and CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Net sales	$387,556	$392,084	$830,832	$825,625

Costs and expenses:
Material, labor and other production costs	176,316	186,717	356,789	368,332
Selling, distribution and marketing	147,328	146,303	302,602	292,955
Administrative and general	58,970	57,505	122,098	121,642
Interest expense	8,587	9,163	18,269	61,857
Other income — net	(11,932)	(17,230)	(20,303)	(33,576)

Total costs and expenses	379,269	382,458	779,455	811,210

Income from continuing operations before income tax expense	8,287	9,626	51,377	14,415
Income tax expense	5,046	3,726	21,722	5,579

Income from continuing operations	3,241	5,900	29,655	8,836

Income from discontinued operations, net of tax	—	1,010	—	2,312

Net income	$3,241	$6,910	$29,655	$11,148

Earnings per share — basic:
Income from continuing operations	$0.05	$0.09	$0.44	$0.13
Income from discontinued operations	—	0.01	—	0.03

Net income	$0.05	$0.10	$0.44	$0.16

Earnings per share — assuming dilution:
Income from continuing operations	$0.05	$0.09	$0.41	$0.13
Income from discontinued operations	—	0.01	—	0.03

Net income	$0.05	$0.10	$0.41	$0.16

Average number of common shares outstanding	67,101,944	68,418,773	67,848,865	68,209,732

Average number of common shares outstanding — assuming dilution	67,913,912	69,265,799	81,240,972	69,057,063

Dividends declared per share	$0.08	$—	$0.16	$—
See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	August 31, 2005	February 28, 2005	August 31, 2004
ASSETS

Current assets
Cash and cash equivalents	$163,807	$250,267	$152,763
Short-term investments	208,750	208,740	—
Trade accounts receivable, net	172,020	188,987	232,054
Inventories	296,133	222,874	308,977
Deferred and refundable income taxes	176,265	193,497	152,143
Assets of businesses held for sale	—	—	40,390
Prepaid expenses and other	219,244	204,253	218,931

Total current assets	1,236,219	1,268,618	1,105,258

Goodwill	260,276	270,057	231,886
Other assets	603,757	644,140	628,619

Property, plant and equipment — at cost	976,308	995,281	992,348
Less accumulated depreciation	657,361	653,889	652,049

Property, plant and equipment — net	318,947	341,392	340,299

	$2,419,199	$2,524,207	$2,306,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$132,978	$143,041	$150,513
Accrued liabilities	118,980	118,090	101,951
Accrued compensation and benefits	76,933	96,789	65,891
Income taxes	21,462	38,777	15,012
Liabilities of businesses held for sale	—	—	4,462
Other current liabilities	116,564	79,549	68,201

Total current liabilities	466,917	476,246	406,030

Long-term debt	476,222	486,099	483,876
Other liabilities	121,467	137,868	105,480
Deferred income taxes	37,077	37,214	27,427

Shareholders’ Equity
Common shares — Class A	62,170	64,867	64,022
Common shares — Class B	4,221	4,160	4,603
Capital in excess of par value	391,174	368,777	348,474
Treasury stock	(536,249)	(445,618)	(435,107)
Accumulated other comprehensive income	12,853	29,039	10,325
Retained earnings	1,383,347	1,365,555	1,290,932

Total shareholders’ equity	1,317,516	1,386,780	1,283,249

	$2,419,199	$2,524,207	$2,306,062

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$29,655	$11,148
Income from discontinued operations	—	2,312

Income from continuing operations	29,655	8,836
Adjustments to reconcile to net cash provided by operating activities:
Gain on sale of investment	—	(3,095)
Loss on sale of fixed assets	1,628	1,127
Loss on extinguishment of debt	863	39,056
Depreciation and amortization	28,426	28,321
Deferred income taxes	25,773	(5,787)
Other non-cash charges	1,749	1,038
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade accounts receivable	11,685	(238)
Increase in inventories	(75,697)	(72,229)
(Increase) decrease in other current assets	(17,865)	8,590
Decrease in deferred costs — net	52,774	71,006
(Decrease) increase in accounts payable and other liabilities	(29,901)	2,358
Other — net	4,580	2,672

Cash Provided by Operating Activities	33,670	81,655

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	1,070,480	—
Purchases of short-term investments	(1,070,490)	—
Property, plant and equipment additions	(18,780)	(15,019)
Proceeds from sale of fixed assets	7,369	115
Cash payments for business acquisitions	—	(3,894)
Investment in corporate owned life insurance	(2,219)	(2,861)
Other — net	(5,893)	19,783

Cash Used by Investing Activities	(19,533)	(1,876)

FINANCING ACTIVITIES:
Reduction of long-term debt	(10,782)	(216,417)
Sale of stock under benefit plans	21,302	18,739
Purchase of treasury shares	(98,026)	(9,363)
Dividends to shareholders	(10,906)	—

Cash Used by Financing Activities	(98,412)	(207,041)

CASH USED BY DISCONTINUED OPERATIONS	—	(2,789)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,185)	(2,636)

DECREASE IN CASH AND CASH EQUIVALENTS	(86,460)	(132,687)

Cash and Cash Equivalents at Beginning of Year	250,267	285,450

Cash and Cash Equivalents at End of Period	$163,807	$152,763

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Three and Six Months Ended August 31, 2005 and 2004
Note 1 – Basis of Presentation
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
The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2005 refers to the year ended February 28, 2005. For 2005, the Corporation’s subsidiary, AG Interactive, was consolidated on a two-month lag corresponding with its fiscal year-end of December 31. For 2006, AG Interactive has changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the six months ended August 31, 2005 includes eight months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11 million for the six month period ended August 31, 2005, but had no significant impact on segment earnings.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Corporation is in the process of evaluating the impact that the adoption of this statement will have on the consolidated financial statements. It is, however, expected to reduce consolidated net income. This statement was originally effective for the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance date of SFAS 123(R) through an amendment of Regulation S-X. The new effective date for the Corporation is March 1, 2006. Refer to Note 12 for the Corporation’s current accounting for stock-based compensation.
Note 4 — Other Income — Net

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2005	2004	2005	2004

Royalty revenue	$(9,481)	$(1,408)	$(15,160)	$(11,891)
Foreign exchange (gain) loss	(720)	(112)	519	(417)
Interest income	(2,694)	(1,530)	(5,334)	(2,236)
Gain on sale of investment	—	(5)	—	(3,095)
Other	963	(14,175)	(328)	(15,937)

	$(11,932)	$(17,230)	$(20,303)	$(33,576)

During the three months ended August 31, 2004, other included a $10.0 million one-time receipt related to licensing activities. Other includes, among other things, gains and losses on asset disposals and rental income. Proceeds of $19.1 million received from the sale of an investment in the prior year are included in “Other — net” investing activities in the Condensed Consolidated Statement of Cash Flows for the period.

Note 5 — Earnings Per Share
The following table sets forth the computation of earnings per share and earnings per share — assuming dilution:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Numerator (in thousands):
Income from continuing operations	$3,241	$5,900	$29,655	$8,836
Add back — interest on convertible subordinated notes, net of tax	—	—	3,750	—

Income from continuing operations	$3,241	$5,900	$33,405	$8,836

Denominator (in thousands):
Weighted average shares outstanding	67,102	68,419	67,849	68,210
Effect of dilutive securities:
Convertible debt	—	—	12,591	—
Stock options and other	812	847	801	847

Weighted average shares outstanding — assuming dilution	67,914	69,266	81,241	69,057

Income from continuing operations per share	$0.05	$0.09	$0.44	$0.13

Income from continuing operations per share — assuming dilution	$0.05	$0.09	$0.41	$0.13

Approximately 1.6 million and 1.7 million stock options outstanding in the three and six month periods ended August 31, 2005, respectively, were excluded because the effect would have been antidilutive (3.9 million and 4.1 million stock options outstanding in the three and six month periods ended August 31, 2004, respectively). In addition, the effect of the convertible subordinated notes has been excluded for the three months ended August 31, 2005, and for the three and six months ended August 31, 2004, because the effect would have been antidilutive. See Note 10 for further discussion.
Note 6 — Comprehensive Income
The Corporation’s total comprehensive income is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004

Net income	$3,241	$6,910	$29,655	$11,148

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,043)	(3,519)	(16,187)	(10,566)
Unrealized gains on securities	2	253	1	253

Total comprehensive income	$1,200	$3,644	$13,469	$835

Note 7 — Trade Accounts Receivable, Net
Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 31, 2005	February 28, 2005	August 31, 2004

Allowance for seasonal sales returns	$39,595	$94,672	$39,329
Allowance for doubtful accounts	17,255	16,684	17,398
Allowance for cooperative advertising and marketing funds	28,394	30,288	20,295
Allowance for rebates	46,077	50,638	44,570

	$131,321	$192,282	$121,592

Note 8 — Inventories

(In thousands)	August 31, 2005	February 28, 2005	August 31, 2004

Raw materials	$33,320	$23,241	$38,142
Work in process	23,502	19,719	25,792
Finished products	291,687	228,088	286,454

	348,509	271,048	350,388
Less LIFO reserve	77,444	75,890	70,606

	271,065	195,158	279,782
Display materials and factory supplies	25,068	27,716	29,195

Inventories	$296,133	$222,874	$308,977

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
As of August 31, 2005, February 28, 2005 and August 31, 2004, deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	August 31, 2005	February 28, 2005	August 31, 2004

Prepaid expenses and other	$161,689	$156,665	$169,770
Other assets	540,121	582,401	568,247

Deferred cost assets	701,810	739,066	738,017

Other current liabilities	(96,653)	(65,944)	(52,621)
Other liabilities	(80,905)	(95,452)	(67,549)

Deferred cost liabilities	(177,558)	(161,396)	(120,170)

Net deferred costs	$524,252	$577,670	$617,847

Note 10 — Debt
On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002, to a $320 million facility. The amended and restated senior secured credit facility consists of a $200 million revolving facility maturing on May 10, 2008. There were no outstanding balances under this facility at August 31, 2005, February 28, 2005 or August 31, 2004.
The amended and restated credit facility is secured by the domestic assets of the Corporation and a 65% interest in the capital stock of certain of its foreign subsidiaries. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the facility. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and interest coverage. The credit facility places certain restrictions on the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses, to repurchase its own capital stock and to pay shareholder dividends. These covenants are less restrictive than the covenants previously in place.
In April 2005, the Corporation amended its amended and restated senior secured credit facility dated May 11, 2004. The amendment, among other things, increased the maximum amount of dividends that the Corporation may pay to its shareholders, increased the maximum amount of its own capital stock that it may repurchase and extended the period during which the Corporation may repurchase its 11.75% senior subordinated notes due July 15, 2008.
The Corporation is also party to a three-year accounts receivable securitization financing agreement that provides for up to $200 million of financing and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. On August 2, 2004, the agreement was amended to extend the maturity date to August 1, 2007. The related interest rate is commercial paper-based. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the accounts receivable facility. There were no outstanding balances under this agreement at August 31, 2005, February 28, 2005 or August 31, 2004.
During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.1 million, included in “Interest expense” on the Condensed Consolidated Statement of Income, for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. As part of this transaction, substantially all restrictive covenants were eliminated from the approximately $10 million remaining outstanding notes. On July 15, 2005, the Corporation called the remaining 11.75% senior subordinated notes. As a result, a charge of $0.9 million, included in “Interest expense” on the Condensed Consolidated Statement of Income, was recorded during the six months ended August 31, 2005, for the premium associated with the notes as well as for the write-off of related deferred financing costs.
At August 31, 2005, the Corporation was in compliance with its financial covenants.
At August 31, 2005, February 28, 2005 and August 31, 2004, long-term debt and their related calendar year due dates were as follows:

(In thousands)	August 31, 2005	February 28, 2005	August 31, 2004

6.10% Senior Notes, due 2028	$298,703	$298,503	$298,310
11.75% Senior Subordinated Notes, due 2008	—	10,016	9,990
7.00% Convertible Subordinated Notes, due 2006	175,000	175,000	175,000
Other (due 2007-2011)	2,519	2,580	576

	$476,222	$486,099	$483,876

The 7.00% convertible subordinated notes are convertible at the option of the holders into shares of the Corporation’s class A common shares at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 thousand principal amount of notes.
Note 11 — Retirement Benefits
The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2005	2004	2005	2004

Service cost	$128	$112	$256	$224
Interest cost	1,811	1,851	3,622	3,692
Expected return on plan assets	(1,721)	(1,428)	(3,442)	(2,843)
Amortization of prior service cost	23	—	46	—
Amortization of actuarial loss	358	22	716	22

	$599	$557	$1,198	$1,095

	Postretirement Benefit
	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands)	2005	2004	2005	2004

Service cost	$711	$628	$1,422	$1,256
Interest cost	1,872	2,221	3,744	4,442
Expected return on plan assets	(1,201)	(1,336)	(2,402)	(2,672)
Amortization of prior service cost	(1,849)	(1,559)	(3,698)	(3,118)
Amortization of actuarial loss	1,771	1,546	3,542	3,092

	$1,304	$1,500	$2,608	$3,000

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP 106-2”) was issued on May 19, 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 also contains basic guidance on related income tax accounting and complex rules for transition that permit various alternative prospective and retroactive transition approaches. The Corporation adopted the provisions of FSP 106-2 effective September 1, 2004. The effect of the adoption of FSP 106-2 was a reduction of the net periodic postretirement benefit cost of approximately $0.2 million and $0.4 million for the three and six months ended August 31, 2005, respectively.

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the six months ended August 31, 2005 was $3.5 million, compared to $2.5 million in the prior year period. The profit-sharing plan expense for the six month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end and are contingent upon final year-end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expenses recognized for the three and six month periods ended August 31, 2005 were $1.1 million and $1.8 million ($1.1 million and $2.3 million for the three and six month periods ended August 31, 2004), respectively.
Note 12 — Stock-Based Compensation
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
The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004

Net income as reported	$3,241	$6,910	$29,655	$11,148

Add: Stock-based compensation expense included in net income, net of tax	451	—	451	—

Deduct: Stock-based compensation expense determined under fair value based method, net of tax	1,849	1,735	2,878	3,065

Pro forma net income	$1,843	$5,175	$27,228	$8,083

Earnings per share:
As reported	$0.05	$0.10	$0.44	$0.16
Pro forma	0.03	0.08	0.40	0.12

Earnings per share — assuming dilution:
As reported	$0.05	$0.10	$0.41	$0.16
Pro forma	0.03	0.07	0.38	0.12
During the three months ended May 31, 2004, shares held in trust related to a deferred compensation plan were withdrawn from the trust. This transaction had no impact on the Corporation’s results of operations during the six months ended August 31, 2004.

Approximately 0.9 million and 1.3 million stock options were exercised during the three and six months ended August 31, 2005, respectively, compared to approximately 0.5 million and 1.6 million stock options exercised during the three and six months ended August 31, 2004, respectively.
Note 13 — Business Segment Information
The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel, and is managed by geographic location.
At August 31, 2005, the Corporation owned and operated 527 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors.
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

Operating Segment Information

(In thousands)	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004

Net Sales:
Social Expression Products	$336,129	$340,374	$708,197	$721,923
Intersegment items	(13,879)	(17,324)	(25,554)	(32,148)
Exchange rate adjustment	956	196	5,518	586

Net	323,206	323,246	688,161	690,361

Retail Operations	39,085	48,239	81,945	99,562
Exchange rate adjustment	1,557	401	2,939	617

Net	40,642	48,640	84,884	100,179

AG Interactive	19,583	12,959	47,630	22,404
Exchange rate adjustment	(98)	—	116	—

Net	19,485	12,959	47,746	22,404

Non-reportable segments	3,156	8,187	7,926	13,578

Unallocated items — net	1,067	(948)	2,115	(897)

Consolidated	$387,556	$392,084	$830,832	$825,625

Segment Earnings:
Social Expression Products	$50,413	$60,795	$135,378	$155,757
Intersegment items	(10,163)	(12,295)	(18,697)	(23,231)
Exchange rate adjustment	603	202	1,355	359

Net	40,853	48,702	118,036	132,885

Retail Operations	(11,049)	(11,376)	(17,287)	(15,520)
Exchange rate adjustment	(133)	(4)	(175)	11

Net	(11,182)	(11,380)	(17,462)	(15,509)

AG Interactive	485	(2,046)	815	(1,683)
Exchange rate adjustment	41	—	(54)	—

Net	526	(2,046)	761	(1,683)

Non-reportable segments	167	(2,150)	641	(9,056)

Unallocated items — net	(22,280)	(23,496)	(50,900)	(92,210)
Exchange rate adjustment	203	(4)	301	(12)

Net	(22,077)	(23,500)	(50,599)	(92,222)

Consolidated	$8,287	$9,626	$51,377	$14,415

Other
During 2005, the Corporation recorded a severance accrual of $18.3 million related to an overhead reduction program that eliminated approximately 300 associates and the Franklin, Tennessee plant closure. Substantially all of the associates receiving payments separated from the Corporation on or prior to February 28, 2005. Approximately 70% of the severance will be paid prior to February 28, 2006, with the remaining payments extending through 2008. The remaining balance of the severance accrual was $8.7 million at August 31, 2005.
In connection with the Franklin plant closing, the Social Expression Products segment recorded an additional charge of $5.3 million during the six months ended August 31, 2005 for the remaining shutdown and relocation costs incurred during the period, including $2.1 million incurred during the second quarter.
Note 14 — Discontinued Operations
On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business to AAiFosterGrant, a unit of sunglasses maker Foster Grant. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in the third quarter of fiscal 2005 although an additional amount may be recorded during the next six months based on closing balance sheet adjustments. This adjustment is not expected to exceed 10% of the cash proceeds. During the third quarter of fiscal 2005, the Corporation received cash proceeds of $77.0 million and recorded a gain of $35.5 million for the sale of Magnivision.
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
The following summarizes the results of discontinued operations for the three and six months ended August 31, 2004:

	Three Months	Six Months
	Ended	Ended
	August 31, 2004	August 31, 2004
(In thousands)
Net sales	$13,024	$25,658

Pretax income from operations	1,647	3,771
Income tax expense	637	1,459

Income from discontinued operations	$1,010	$2,312

“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Condensed Consolidated Statement of Financial Position include the following:

(In thousands)	August 31, 2004

Assets of businesses held for sale:
Current assets	$23,077
Other assets	6,566
Fixed assets	10,747

$40,390

Liabilities of businesses held for sale:
Current liabilities	$2,844
Noncurrent liabilities	1,618

$4,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
During the second quarter of 2006, the Corporation continued to benefit from strong everyday card sales in North America due to ongoing initiatives, which focus on better understanding and meeting consumer needs and improving the retail shopping experience. Seasonal card units increased dramatically from the prior year quarter due to timing differences related to customers who were recently converted to scan-based trading, the change in strategy for seasonal space management and fall seasonal shipments. These seasonal shifts are not expected to significantly impact full year seasonal results. AG Interactive achieved net sales growth due to prior year acquisitions, new products in the instant messenger business and increased subscribers in the core online greeting card business. Also contributing to the quarter was the continued performance of the licensing business.
Sales in the Retail Operations segment declined from the prior year period, but margins improved as the segment relied less on promotional pricing to drive sales volume. Consolidated margins also improved as a result of product mix, more card product versus non-card product, and business mix, with an increased percentage of sales from higher margin businesses compared to the prior year second quarter. The Corporation also completed a plant closure and consolidation during the quarter and expects to realize cost savings from this activity in the next fiscal year.
Despite these positive indicators, the Corporation remains concerned with its international businesses, particularly the United Kingdom (“U.K.”) market, which remained soft during the second quarter, but improved from the first quarter. In addition to the demand reduction, general cost pressure throughout the business and customer mix are impacting international margins. The Corporation is also experiencing sales and earnings shortfalls in the promotional gift wrap business and the wireless business in Europe.
Balance sheet management, particularly from working capital, continued to provide favorable cash flow. Also during the second quarter, the Corporation repurchased debt of approximately $10 million and repurchased approximately 2 million shares of stock for $46 million under the stock repurchase program. Despite this usage from financing activities, the Corporation ended the second quarter in a strong cash position with combined cash, cash equivalents and short-term investments of $372.6 million compared to $152.8 million at the prior year quarter end.
During the three months ended August 31, 2005, the Corporation recognized income from continuing operations of $3.2 million compared to $5.9 million in the prior year quarter. The current year quarter included $2.1 million pretax for shutdown and relocation costs incurred during the period in connection with the closure of a manufacturing facility. The prior year quarter included a $10.0 million pretax gain as a result of a one-time receipt relating to the Corporation’s licensing activities.
For 2006, AG Interactive changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the six months ended August 31, 2005 included eight months of AG Interactive’s operations.

Results of Operations
Three months ended August 31, 2005 and 2004
Net income was $3.2 million, or $0.05 per share, in the quarter compared to $6.9 million, or $0.10 per share, in the prior year second quarter (all per-share amounts assume dilution). Income from discontinued operations, net of tax, contributed $1.0 million, or $0.01 per share, of the net income in the prior year second quarter.
The Corporation’s results for the three months ended August 31, 2005 and 2004 are summarized below:

		% Net		% Net
(Dollars in thousands)	2005	Sales	2004	Sales
Net sales	$387,556	100.0%	$392,084	100.0%

Material, labor and other production costs	176,316	45.5%	186,717	47.6%
Selling, distribution and marketing	147,328	38.0%	146,303	37.3%
Administrative and general	58,970	15.2%	57,505	14.7%
Interest expense	8,587	2.2%	9,163	2.3%
Other income — net	(11,932)	(3.0%)	(17,230)	(4.4%)

Total costs and expenses	379,269	97.9%	382,458	97.5%

Income from continuing operations before income tax expense	8,287	2.1%	9,626	2.5%
Income tax expense	5,046	1.3%	3,726	1.0%

Income from continuing operations	3,241	0.8%	5,900	1.5%
Income from discontinued operations, net of tax	—	0.0%	1,010	0.3%

Net income	$3,241	0.8%	$6,910	1.8%

For the three months ended August 31, 2005, consolidated net sales were $387.6 million, down from $392.1 million in the prior year second quarter. This 1.2% decrease was primarily the result of lower sales in the Corporation’s Retail Operations segment and the fixtures business. The Retail Operations segment was down approximately $9 million, half of which is attributable to a decrease in same-store sales and half due to fewer stores. The fixtures business decreased approximately $5 million compared to the prior year as this business unit has focused on eliminating lower margin sales. These decreases were partially offset by an increase in AG Interactive. AG Interactive sales increased approximately $7 million due to the prior year acquisitions in the wireless unit and growth in the online business. The Social Expression Products segment was relatively flat compared to the prior year period as a strong performance in the North American greeting card business was offset by declining gift wrap and international sales. Favorable foreign currency translation added approximately $2 million to net sales.

Unit and Pricing Analysis
Unit and pricing comparatives (on a sales less returns basis) for the three months ended August 31, 2005 and 2004 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2005	2004	2005	2004	2005	2004
Unit volume	0.5%	(2.1%)	42.6%	(19.7%)	4.4%	(3.9%)
Selling prices	(0.9%)	—	(5.7%)	5.8%	(1.1%)	0.3%
Overall Increase/ (Decrease)	(0.4%)	(2.1%)	34.5%	(15.0%)	3.2%	(3.6%)
Seasonal card unit volume increased 42.6% in the current quarter, driven primarily by the North American business unit. Approximately half of this increase is due to Father’s Day and Graduation card sales, primarily affected by timing differences with customers that implemented scan-based trading subsequent to the prior year second quarter. As noted in the Corporation’s Form 10-Q for the quarter ended May 31, 2005, the implementation of scan-based trading shifted the Corporation’s recognition of a significant portion of sales of Father’s Day and Graduation cards from the first quarter to the second quarter for these customers. Further, since the second quarter is the smallest seasonal card quarter, the unit increase in this quarter appears larger than the decrease in the first quarter on a percentage basis. The remaining increase relates to timing differences on summer seasonal product, shifting from the first quarter compared to the prior year, and earlier shipments of fall and Christmas seasonal product compared to the prior year quarter. Slightly offsetting the North America increases are timing differences of Christmas product shipments in the U.K. due to varying customer delivery date preferences. The 5.7% decrease in selling prices of seasonal cards is due to higher sales of value priced cards across all seasonal programs and the higher volume of fall products that generally include lower priced cards.
Sales of everyday card units increased 0.5% compared to the prior year quarter as continued growth in North America was slightly offset by lower unit sales from the Corporation’s international business operations, however the international business, particularly in the U.K., showed improvements compared to the results in the first quarter. The 0.9% decrease in selling prices of everyday cards was driven by a higher mix of value priced cards.
Expense Overview
Material, labor and other production costs (MLOPC) for the three months ended August 31, 2005 were $176.3 million, a decrease from $186.7 million for the same period in the prior year. As a percentage of net sales, these costs were 45.5% in the current period compared to 47.6% for the three months ended August 31, 2004. The $10.4 million decrease from the prior year is attributable to favorable mix, both product and business, and favorable volume variances partially offset by increased spending. Changes in business mix accounted for approximately $8 million of the decrease as lower margin businesses shrunk and higher margin businesses grew or held revenues flat. The Corporation’s fixtures business experienced improved margins as that business focused on eliminating lower margin sales. The quality of sales or product mix within certain businesses reduced MLOPC by approximately $10 million. Less promotional pricing in the Retail Operations segment improved margins in that business. The overall reduced sales volume in the current period accounted for approximately $2 million of the decrease in MLOPC. Offsetting these decreases were approximately $2 million of shutdown and relocation costs for the plant closure announced in 2005, increased creative content costs of approximately $2 million and approximately $4 million for increased costs for raw materials and plant operations, particularly paper costs. Also, changes in the LIFO reserve added approximately $2 million in the current year quarter.
Selling, distribution and marketing costs for the three months ended August 31, 2005 were $147.3 million, increasing from $146.3 million for the same period in the prior year. As a percentage of net sales, these costs were 38.0% in the current period compared to 37.3% for the three months ended August 31, 2004. The $1.0 million change is due to higher licensing related expenses of approximately $4 million (as a result of higher royalty revenue) partially offset by reduced costs of approximately $3 million in the Retail Operations segment arising from fewer stores.
Administrative and general expenses were $59.0 million for the three months ended August 31, 2005, an increase from $57.5 million for the same period in the prior year. The increase of $1.5 million from the prior year period is primarily the result of increased systems development spending and administrative costs embedded in the acquisitions made during the last six months of the prior year.
Interest expense for the three months ended August 31, 2005 was $8.6 million, a decrease from $9.2 million for the same period in the prior year. The decrease of $0.6 million is due primarily to interest savings resulting from the debt repurchase in July 2005.
Other income – net was $11.9 million for the three months ended August 31, 2005, a decrease from $17.2 million for the same period in the prior year. The $5.3 million decrease is partially due to the one-time receipt of $10.0 million in the prior year period related to licensing activities partially offset by increased royalty revenue of $8.1 million in the current quarter compared to the prior year.
The effective tax rate was 60.9% and 38.7% for the three months ended August 31, 2005 and 2004, respectively. Since the second quarter has seasonally low income from continuing operations before income tax expense, any changes to the tax assets and reserves on the Condensed Consolidated Statement of Financial Position are magnified in the effective tax rate calculation. During the three months ended August 31, 2005, the Corporation eliminated deferred tax assets relating to certain foreign net operating loss carryforwards. In addition, the Corporation reduced its deferred income tax assets to reflect the change in Ohio tax laws.

Results of Operations
Six months ended August 31, 2005 and 2004
Net income was $29.7 million, or $0.41 per share, in the six months ended August 31, 2005, compared to net income of $11.1 million, or $0.16 per share, in the prior year period. Income from discontinued operations, net of tax, contributed $2.3 million, or $0.03 per share, of the net income in the prior year six months.
The Corporation’s results for the six months ended August 31, 2005 and 2004 are summarized below:

		% Net		% Net
(In thousands)	2005	Sales	2004	Sales
Net sales	$830,832	100.0%	$825,625	100.0%

Material, labor and other production costs	356,789	42.9%	368,332	44.6%
Selling, distribution and marketing	302,602	36.4%	292,955	35.5%
Administrative and general	122,098	14.7%	121,642	14.7%
Interest expense	18,269	2.2%	61,857	7.5%
Other income — net	(20,303)	(2.4%)	(33,576)	(4.1%)

Total costs and expenses	779,455	93.8%	811,210	98.2%

Income from continuing operations before income tax expense	51,377	6.2%	14,415	1.8%
Income tax expense	21,722	2.6%	5,579	0.7%

Income from continuing operations	29,655	3.6%	8,836	1.1%
Income from discontinued operations, net of tax	—	0.0%	2,312	0.3%

Net income	$29,655	3.6%	$11,148	1.4%

For the six months ended August 31, 2005, consolidated net sales were $830.8 million, up from $825.6 million in the same period in the prior year. This 0.6% increase is due primarily to increases in AG Interactive as well as approximately $7 million of favorable foreign currency translation. The increase in net sales of approximately $25 million for AG Interactive is due to sales from the additional two months of activity resulting from the fiscal year change and from the prior year acquisitions. Partially offsetting these increases were lower sales in the Retail Operations and Social Expression Products segments and the fixtures business. The Retail Operations segment was down approximately $17 million, half due to fewer stores and half due to the decrease in same-store sales. The Social Expression Products segment decreased approximately $7 million as unfavorable gift wrap and international sales were only partially offset by improvements in the North American greeting card business. The fixtures business decreased approximately $6 million compared to the prior year due to the business unit’s focus on eliminating lower margin sales.

Unit and Pricing Analysis
Unit and pricing comparatives (on a sales less returns basis) for the six months ended August 31, 2005 and 2004 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2005	2004	2005	2004	2005	2004
Unit volume	0.1%	(0.8%)	(4.0%)	(3.7%)	(0.9%)	(1.5%)
Selling prices	0.1%	(0.9%)	2.0%	2.3%	0.5%	(0.2%)
Overall Increase / (Decrease)	0.2%	(1.8%)	(2.0%)	(1.5%)	(0.5%)	(1.7%)
For the six month period, seasonal card units are 4.0% lower than in the prior year period. This decrease is primarily year over year timing differences related to the new merchandising strategy for seasonal space management and delayed Christmas unit shipments in the U.K. due to varying customer delivery date preferences. The increased selling prices in the period were driven primarily by improved product mix of Mother’s Day cards, with a lower volume of value priced cards than in the prior year.
Everyday card units are up slightly in the six month period, as improvements in North American card unit sales, due to product mix enhancements, were partially offset by soft international everyday card unit sales, particularly in the U.K., during the first quarter. The slight improvement in selling prices for the six month period was driven by the Corporation’s international business operations as the mix of cards sold shifted to higher priced units, partially offset by lower selling prices on everyday cards in the North American business with the shift to a higher volume of value priced cards.
Expense Overview
MLOPC for the six months ended August 31, 2005 was $356.8 million, a decrease from $368.3 million for the same period in the prior year. As a percentage of net sales, these costs were 42.9% in the current period compared to 44.6% for the six months ended August 31, 2004. The $11.5 million decrease from the prior year is attributable to a favorable mix partially offset by increased spending and unfavorable volume variances of approximately $2 million due to the change in sales volume. Both favorable product and business mix reduced MLOPC by approximately $34 million. Improved margins due to less promotional pricing in the Retail Operations segment and production improvements in the fixtures business both favorably impacted MLOPC. These decreases were only partially offset by spending increases of approximately $20 million. These increases included approximately $5 million of higher creative content costs, approximately $5 million of increased costs for AG Interactive, primarily related to the additional two months and the prior year acquisitions, and approximately $5 million of shutdown and relocation costs for the plant closure announced in 2005. Changes in the LIFO reserve added approximately $4 million to MLOPC in the current year period.

Selling, distribution and marketing costs for the six months ended August 31, 2005 were $302.6 million, up from the $293.0 million for the same period in the prior year. As a percentage of net sales, these costs were 36.4% in the current period compared to 35.5% for the six months ended August 31, 2004. The $9.6 million increase from the prior year is due to increased costs of approximately $10 million in the AG Interactive segment primarily as a result of the additional two months of activity and the prior year acquisitions and higher licensing related expenses of approximately $2 million (as a result of higher royalty revenue). Also contributing to the increase are higher merchandiser and field sales expenses of approximately $3 million. These increases were partially offset by reduced costs of approximately $6 million in the Retail Operations segment due to fewer stores in the current year period.
Administrative and general expenses were $122.1 million for the six months ended August 31, 2005, an increase from $121.6 million for the same period in the prior year. The increase of $0.5 million compared to the prior year six months is due to costs embedded in the AG Interactive acquisitions and the additional two months of activity offset by lower consulting expenses.
Interest expense was $18.3 million for the six months ended August 31, 2005 down from $61.9 million for the same period in the prior year. The decrease of $43.6 million is due primarily to the debt repurchase from the first quarter of fiscal 2005. The Corporation recorded $39.1 million for the payment of the premium and other fees and the write-off of deferred financing costs associated with the repurchase of $186.2 million of the 11.75% senior subordinated notes during the prior year period. Interest savings of $4.7 million were realized due to the reduced level of debt. Partially offsetting these decreases is $0.9 million for the payment of the premium and the write-off of deferred financing costs associated with the repurchase of the remaining $10.2 million of the 11.75% senior subordinated notes during the current year period.
Other income – net was $20.3 million for the six months ended August 31, 2005, down from $33.6 million in the same period in the prior year. The decrease of $13.3 million is due primarily to the one-time receipt of $10.0 million related to the Corporation’s licensing activities and a $3.1 million gain on the sale of an investment, both in the prior year period.
The effective tax rate was 42.3% and 38.7% for the six months ended August 31, 2005 and 2004, respectively. During the six months ended August 31, 2005, the Corporation established additional tax reserves to cover anticipated examination adjustments. In addition, the Corporation reduced its deferred income tax assets to reflect the change in Ohio tax laws.

Segment Information
The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel, and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At August 31, 2005, the Corporation owned and operated 527 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors. AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.
The Corporation reviews segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.
Social Expression Products Segment

	Three Months Ended			Six Months Ended
	August 31,			August 31,
(Dollars in thousands)	2005	2004	% Change	2005	2004	% Change
Net sales	$322,250	$323,050	(0.2%)	$682,643	$689,775	(1.0%)
Segment earnings	40,250	48,500	(17.0%)	116,681	132,526	(12.0%)
Net sales of the Social Expression Products segment excluding the impact of foreign exchange and intersegment items, for the three months ended August 31, 2005, decreased $0.8 million or 0.2% from the same period in the prior year. For the six months ended August 31, 2005, net sales decreased $7.1 million or 1.0% from the prior year period due to decreases in the gift wrap business and the international greeting card divisions, primarily the U.K. business, which were only partially offset by improvements in the North American greeting card business, primarily due to less terms granted to customers in the current period.
Segment earnings excluding the impact of foreign exchange and intersegment items for the three months ended August 31, 2005, decreased $8.3 million or 17.0% compared to the prior year period. Segment earnings during the six months ended August 31, 2005, decreased $15.8 million or 12.0% compared to the prior year period. These results reflect the impact of soft international sales, particularly in the U.K., lower sales in the gift wrap business and increased costs for raw materials, particularly paper costs, partially offset by the improvements in the North American greeting card business. Also included were shutdown and relocation costs associated with the plant closure of approximately $2 million during the three months ended August 31, 2005 and approximately $5 million for the six month period and LIFO reserve changes of approximately $2 million in the three months and $4 million in the six months.

Retail Operations Segment

	Three Months Ended			Six Months Ended
	August 31,			August 31,
(Dollars in thousands)	2005	2004	% Change	2005	2004	% Change
Net sales	$39,085	$48,239	(19.0%)	$81,945	$99,562	(17.7%)
Segment loss	(11,049)	(11,376)	2.9%	(17,287)	(15,520)	(11.4%)
Net sales excluding the impact of foreign exchange in the Retail Operations segment decreased $9.2 million or 19.0% for the three months ended August 31, 2005, compared to the same period in the prior year as same-store sales were approximately $5 million or 11.4% lower compared to the prior year period. Net sales for the quarter decreased approximately $4 million due to fewer stores. For the six months ended August 31, 2005, net sales decreased $17.6 million or 17.7% compared to the prior year period as same-store sales declined approximately $8 million or 9.2% compared to the same period in the prior year. The average number of stores for the six months ended August 31, 2005, was approximately 9.7% less than in the prior year period, which accounted for approximately $9 million of the decrease in net sales.
Segment earnings excluding the impact of foreign exchange was a loss of $11.0 million in the three months ended August 31, 2005, compared to a loss of $11.4 million in the three months ended August 31, 2004. For the six months ended August 31, 2005, segment earnings was a loss of $17.3 million compared to a loss of $15.5 million in the prior year period. Earnings were unfavorably impacted by certain noncapitalizable implementation costs associated with a systems infrastructure upgrade. The impact of lower sales on earnings was softened due to less promotional activity and favorable product mix that improved the gross margins by approximately 5.6 percentage points. Segment earnings benefited from lower store rent and associate costs due to fewer stores.
AG Interactive Segment

	Three Months Ended			Six Months Ended
	August 31,			August 31,
(Dollars in thousands)	2005	2004	% Change	2005	2004	% Change
Net sales	$19,583	$12,959	51.1%	$47,630	$22,404	112.6%
Segment earnings (loss)	485	(2,046)	123.7%	815	(1,683)	148.4%
For 2006, AG Interactive changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the six months ended August 31, 2005 includes eight months of AG Interactive’s operations.
Net sales of AG Interactive excluding the impact of foreign exchange increased $6.6 million for the quarter ended August 31, 2005, compared to the same period in the prior year. For the six months ended August 31, 2005, net sales increased $25.2 million compared to the prior year period. The $6.6 million increase in the quarterly period is primarily due to the prior year acquisitions within the AG Mobile wireless division, which contributed approximately $5 million to net sales in the current year quarter. Net sales in the core online business improved by approximately $1 million in the quarter and $3 million in the six months compared to the prior year periods. The additional two months of activity accounted for approximately $11 million of the $25.2 million increase in the six month period while the prior year acquisitions contributed approximately $11 million to the increase. At the end of the second quarter of 2006, AG Interactive had approximately 2.3 million paid subscribers versus 2.2 million at the prior year quarter end.
Segment earnings excluding the impact of foreign exchange increased by $2.5 million for the quarter ended August 31, 2005, compared to the prior year period. For the six months ended August 31, 2005, segment earnings improved by $2.5 million. Segment earnings for the core online business improved approximately $3 million in both the quarter and six months ended August 31, 2005, compared to the respective prior year periods, but were partially offset by acquisition costs, higher technology costs and the cost of new business initiatives. The additional two months of activity had no significant impact on segment earnings.
Liquidity and Capital Resources
The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position for August 31, 2004, has been included.
Operating Activities
Operating activities provided $33.7 million of cash during the six months ended August 31, 2005, compared to providing $81.7 million of cash in the same period in the prior year.
Accounts receivable provided $11.7 million of cash from February 28, 2005, compared to using cash of $0.2 million in the same period in the prior year. As a percentage of the prior twelve months’ net sales, net accounts receivable were 9.0% at August 31, 2005, compared to 11.9% at August 31, 2004.
Inventory was a use of $75.7 million from February 28, 2005, compared to a use of $72.2 million in the same period in the prior year. As a percentage of the prior twelve months’ MLOPC, inventories were 33.1% at August 31, 2005, compared to 34.1% at August 31, 2004.
Other current assets were a use of $17.9 million of cash from February 28, 2005, compared to a source of $8.6 million in the same period in the prior year. The difference relates primarily to the timing of tax payments and refunds between the current and prior year periods.
Deferred costs — net represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 31, 2005, amortization exceeded payments by $52.8 million; in the six months ended August 31, 2004, amortization exceeded payments by $71.0 million. See Note 9 to the condensed consolidated financial statements for further discussion of deferred costs related to customer agreements.
Accounts payable and other liabilities were a use of $29.9 million during the six months ended August 31, 2005, compared to a source of $2.4 million in the prior year period. The change from the prior year is due primarily to tax payments, severance payments and bonus and profit sharing payments in the current period.
Investing Activities
Investing activities used $19.5 million of cash during the six months ended August 31, 2005, compared to a use of $1.9 million in the same period in the prior year. The increase of $17.6 million is primarily due to increased capital expenditures in the six months ended August 31, 2005 and the proceeds received from the sale of the marketable security investment of $19.1 million during the six months ended August 31, 2004.
Financing Activities
Financing activities used $98.4 million of cash during the six months ended August 31, 2005, compared to $207.0 million in the same period in the prior year. The current year amount relates primarily to the Corporation’s program to repurchase up to $200 million of its Class A common shares announced on April 5, 2005. During the six months ended August 31, 2005, $96.6 million was paid to repurchase approximately 3.9 million shares under the repurchase program. The prior year amount relates primarily to the repurchase of the Corporation’s 11.75% senior subordinated notes.
The receipt by the Corporation of the exercise price on stock options provided $21.3 million and $18.7 million during the six months ended August 31, 2005 and 2004, respectively. During the six months ended August 31, 2005, $96.6 million was paid to repurchase approximately 3.9 million Class A common shares under the Corporation’s $200 million repurchase program. In addition, in accordance with its Articles of Incorporation, the Corporation repurchased Class B common shares at a cost of approximately $1.4 million in the current period. In the prior year six months, the Corporation repurchased shares at a cost of approximately $9.4 million, primarily Class B common shares.
During the six months ended August 31, 2005, the Corporation paid quarterly dividends of $0.08 per common share, which totaled $10.9 million.

Credit Sources
Substantial credit sources are available to the Corporation. In total, the Corporation had available sources of approximately $400 million at August 31, 2005. This includes the Corporation’s $200 million senior secured revolving credit facility and its $200 million accounts receivable securitization financing. There were no outstanding balances under either of these arrangements at August 31, 2005.
On May 11, 2004, the Corporation amended and restated its senior secured revolving credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002, to a $320 million facility. The amended and restated senior secured revolving credit facility consists of a $200 million revolving facility maturing on May 10, 2008. The amended facility is secured by the domestic assets of the Corporation and a 65% interest in the capital stock of certain of its foreign subsidiaries. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the facility. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage, and interest coverage. The credit facility places certain restrictions on the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses, to repurchase its own capital stock and to pay shareholder dividends. These covenants are less restrictive than the covenants previously in place.
In April 2005, the Corporation amended its amended and restated senior secured credit facility dated May 11, 2004. This amendment, among other things, increased the maximum amount of dividends that the Corporation may pay to its shareholders, increased the maximum amount of its own capital stock that it may repurchase and extended the period during which the Corporation may repurchase its 11.75% senior subordinated notes due July 15, 2008.
The accounts receivable securitization financing agreement was amended on August 2, 2004, to extend the maturity date to August 1, 2007. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the accounts receivable facility.
During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.1 million for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes. On July 15, 2005, the Corporation called the remaining notes outstanding. As a result, the remaining $10.2 million of 11.75% senior subordinated notes were repurchased and the Corporation recorded a charge of $0.9 million for the payment of the premium as well as for the write-off of related deferred financing costs.
There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2005, the end of its preceding fiscal year, to August 31, 2005, the end of its latest fiscal quarter and the date of the most recent balance sheet included in this report, nor from August 31, 2004, the end of the corresponding fiscal quarter last year, to August 31, 2005, except for the changes discussed above and aside from normal seasonal fluctuations. The Corporation’s future operating cash flow and borrowing availability under existing credit facilities and its accounts receivable securitization financing program are expected to meet currently anticipated funding requirements.
Critical Accounting Policies
Please refer to the discussion of the Corporation’s Critical Accounting Policies as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2005.
Prospective Information
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Corporation’s operations and business environment, which are difficult to predict and may be beyond the control of the Corporation. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Corporation’s future financial performance, include, but are not limited to, the following: retail bankruptcies and consolidations; successful integration of acquisitions; successful transition of management; a weak retail environment; consumer acceptance of products as priced and marketed; the impact of technology on core product sales; competitive terms of sale offered to customers; successfully implementing supply chain improvements and achieving projected cost savings from those improvements; increases in the cost of material, energy and other product costs; the Corporation’s ability to generate revenues from licensing activities and maximize the value of its intellectual property; the Corporation’s ability to comply with its debt covenants; fluctuations in the value of currencies in major areas where the Corporation operates, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; the timing and impact of new product introductions; escalation in the cost of providing employee health care; and the outcome of any legal claims known or unknown. Risks pertaining specifically to AG Interactive include the viability of online advertising and subscriptions as revenue generators, the public’s acceptance of online greetings and other social expression products, and the ability of the mobile division to compete effectively in the wireless content aggregation market.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For further information, refer to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2005. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for the Corporation from February 28, 2005, the end of its preceding fiscal year, to August 31, 2005, the end of its most recent fiscal quarter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to purchases of common shares of the Corporation made during the three months ended August 31, 2005, by American Greetings Corporation.

				Total Number		Maximum Number of
				Shares of		Shares (or
				Purchased as		Approximate Dollar
		Average		Part of Publicly		Value) that May Yet Be
	Total Number of	Price Paid		Announced		Purchased Under
Period	Shares Repurchased	per Share		Plans		the Plans
June 2005	Class A – 520,000	$26.55	(2)	520,000	(3)	$140,716,271
	Class B – 500(1)	$26.97		—		—
July 2005	Class A – 630,000	$25.93	(2)	630,000	(3)	$124,383,348
	Class B – 52,153(1)	$26.84		—		—
August 2005	Class A – 835,000	$25.00	(2)	835,000	(3)	$103,509,237
	Class B – 208(1)	$25.52		—		—
Total	Class A – 1,985,000	$25.70	(2)	1,985,000	(3)
	Class B – 52,861(1)	$26.83		—

(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation’s Articles of Incorporation, all of the Class B common shares were repurchased by the Corporation for cash pursuant to its right of first refusal.

(2)	Excludes commissions paid, if any, related to the share repurchase transactions.

(3)	On April 5, 2005, American Greetings announced that its Board of Directors authorized a program to repurchase up to $200 million of its Class A common shares over a 12-month period, which will expire in April 2006. These repurchases will be made through a 10b5-1 program in open market or privately negotiated transactions in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of the Corporation was held on June 24, 2005.

(b)	The following individuals were elected at the Annual Meeting of Shareholders to Class I of the Corporation’s Board of Directors with a term expiring in 2008: Morry Weiss and Stephen R. Hardis.
The following individuals were continuing Class III directors with a term expiring in 2007: Scott S. Cowen, Harriet Mouchly-Weiss, Charles A. Ratner and Zev Weiss.
The following individuals were continuing Class II directors with a term expiring in 2006: Joseph S. Hardin, Jr., Jerry Sue Thornton and Jeffrey M. Weiss.
(c)	The voting result at the Annual Meeting of Shareholders for the election of Class I directors was as follows:

Nominee	Votes For	Votes Withheld
Morry Weiss	97,529,580	3,338,205

Stephen Hardis	78,667,529	22,200,256
Item 5. Other Information
Not applicable

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

10.1	American Greetings Corporation Executive Deferred Compensation Plan, Effective October 26, 1993

10.2	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan, Effective January 1, 1996

10.3	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan, Effective November 1, 2000

10.4	Amendment Number Three to the American Greetings Corporation Executive Deferred Compensation Plan – American Greetings Corporation Executive Third Party Option Plan, Dated March 27, 2002

10.5	Form of Agreement for Deferred Compensation Benefits

10.6	Form of Agreement under Amendment Number Three to the American Greetings Corporation Executive Deferred Compensation Plan – American Greetings Corporation Executive Third Party Option Plan

10.7	Performance Share Grant Agreement dated August 2, 2005, between American Greetings Corporation and Zev Weiss

10.8	Performance Share Grant Agreement dated August 2, 2005, between American Greetings Corporation and Jeffrey Weiss

(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

	By:	/s/ Joseph B. Cipollone

Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

October 7, 2005

* (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the chief accounting officer of Registrant.)