Form 10-Q
period 2005-11-30
AMERICAN GREETINGS CORP
filed 2006-01-09
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 3, 2006, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	59,338,785
Class B Common	4,220,263

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Net sales	$558,619	$586,165	$1,389,451	$1,411,790
Costs and expenses:
Material, labor and other production costs	277,249	292,737	634,038	661,069
Selling, distribution and marketing	166,883	173,735	469,485	466,690
Administrative and general	57,898	64,476	179,996	186,118
Goodwill impairment	43,153	—	43,153	—
Interest expense	8,406	8,744	26,675	70,601
Other income – net	(19,931)	(19,341)	(40,234)	(52,917)

Total costs and expenses	533,658	520,351	1,313,113	1,331,561

Income from continuing operations before income tax expense	24,961	65,814	76,338	80,229
Income tax expense	14,654	25,470	36,376	31,049

Income from continuing operations	10,307	40,344	39,962	49,180

Income from discontinued operations, net of tax	2,620	22,417	2,620	24,729

Net income	$12,927	$62,761	$42,582	$73,909

Earnings per share – basic:
Income from continuing operations	$0.16	$0.58	$0.60	$0.72
Income from discontinued operations	0.04	0.33	0.04	0.36

Net income	$0.20	$0.91	$0.64	$1.08

Earnings per share – assuming dilution:
Income from continuing operations	$0.16	$0.51	$0.57	$0.67
Income from discontinued operations	0.03	0.27	0.03	0.30

Net income	$0.19	$0.78	$0.60	$0.97

Average number of common shares outstanding	65,425,537	68,753,922	67,041,089	68,391,128

Average number of common shares outstanding – assuming dilution	78,695,259	82,397,633	80,385,975	81,874,590

Dividends declared per share	$0.08	$0.06	$0.24	$0.06

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) November 30, 2005	(Note 1) February 28, 2005	(Unaudited) November 30, 2004
ASSETS

Current assets
Cash and cash equivalents	$77,606	$250,267	$221,744
Short-term investments	208,740	208,740	—
Trade accounts receivable, net	316,817	188,987	406,483
Inventories	259,363	222,874	263,482
Deferred and refundable income taxes	167,151	193,497	165,810
Prepaid expenses and other	220,309	204,253	213,693

Total current assets	1,249,986	1,268,618	1,271,212

Goodwill	212,694	270,057	247,836
Other assets	583,323	644,140	606,984

Property, plant and equipment – at cost	977,772	995,281	981,814
Less accumulated depreciation	664,555	653,889	648,536

Property, plant and equipment – net	313,217	341,392	333,278

	$2,359,220	$2,524,207	$2,459,310

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$135,151	$143,041	$138,073
Accrued liabilities	122,570	118,090	118,519
Accrued compensation and benefits	88,193	96,789	78,463
Income taxes	23,873	38,777	55,020
Other current liabilities	107,079	79,549	71,567

Total current liabilities	476,866	476,246	461,642

Long-term debt	475,967	486,099	483,988
Other liabilities	113,736	137,868	102,216
Deferred income taxes	24,584	37,214	26,963

Shareholders’ Equity
Common shares – Class A	60,391	64,867	64,663
Common shares – Class B	4,220	4,160	4,366
Capital in excess of par value	397,208	368,777	364,423
Treasury stock	(586,834)	(445,618)	(440,101)
Accumulated other comprehensive income	2,045	29,039	42,803
Retained earnings	1,391,037	1,365,555	1,348,347

Total shareholders’ equity	1,268,067	1,386,780	1,384,501

	$2,359,220	$2,524,207	$2,459,310

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Nine Months Ended November 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$42,582	$73,909
Income from discontinued operations	2,620	24,729

Income from continuing operations	39,962	49,180
Adjustments to reconcile to net cash provided by operating activities:
Goodwill impairment	43,153	—
Gain on sale of investment	—	(3,095)
(Gain) loss on sale of fixed assets	(438)	1,817
Loss on extinguishment of debt	863	39,056
Depreciation and amortization	41,631	42,425
Deferred income taxes	(6,608)	(18,953)
Other non-cash charges	5,069	1,429
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade accounts receivable	(137,741)	(169,141)
Increase in inventories	(40,135)	(19,852)
Decrease in other current assets	9,097	10,298
Decrease in deferred costs – net	59,256	98,314
(Decrease) increase in accounts payable and other liabilities	(10,304)	25,475
Other – net	8,907	10,017

Cash Provided by Operating Activities	12,712	66,970

INVESTING ACTIVITIES:
Property, plant and equipment additions	(32,491)	(25,745)
Proceeds from sale of fixed assets	7,548	3,545
Proceeds from sale of discontinued operations	—	77,000
Cash payments for business acquisitions	—	(3,894)
Proceeds from sale of short-term investments	1,362,430	—
Purchases of short-term investments	(1,362,430)	—
Investment in corporate owned life insurance	(1,509)	(3,468)
Other – net	(5,762)	23,958

Cash (Used) Provided by Investing Activities	(32,214)	71,396

FINANCING ACTIVITIES:
Reduction of long-term debt	(10,782)	(216,417)
Sale of stock under benefit plans	26,408	35,875
Purchase of treasury shares	(150,705)	(18,263)
Dividends to shareholders	(16,141)	(4,125)

Cash Used by Financing Activities	(151,220)	(202,930)

CASH USED BY DISCONTINUED OPERATIONS	—	(2,395)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,939)	3,253

DECREASE IN CASH AND CASH EQUIVALENTS	(172,661)	(63,706)

Cash and Cash Equivalents at Beginning of Year	250,267	285,450

Cash and Cash Equivalents at End of Period	$77,606	$221,744

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three and Nine Months Ended November 30, 2005 and 2004

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

American Greetings Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2005 refers to the year ended February 28, 2005. For 2005, the Corporation’s subsidiary, AG Interactive, was consolidated on a two-month lag corresponding with its fiscal year-end of December 31. For 2006, AG Interactive has changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the nine months ended November 30, 2005 includes eleven months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11 million for the nine month period ended November 30, 2005, but had no significant impact on segment earnings.

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

During the quarter ended November 30, 2005, the Corporation recorded a pretax goodwill impairment totaling $43.2 million, a $2.1 million pretax severance charge for the planned closure of the Lafayette, Tennessee facility and a fixed asset impairment charge of approximately $3 million in the Retail Operations segment. Refer to Note 15 for further information on the goodwill and fixed asset impairments.

During the quarter ended November 30, 2004, net sales of the Social Expression Products segment were reduced approximately $13 million related to the implementation of a merchandising strategy for seasonal space management. In addition, the quarter ended November 30, 2004 included pretax expenses of $16.6 million associated with the overhead reduction program that eliminated approximately 300 positions and $8.2 million related to the Franklin, Tennessee plant closure.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS 151”), “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS 151 also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead would be treated as a current period expense in the period incurred. This statement is effective for fiscal years beginning after June 15, 2005. The Corporation does not believe that the adoption of SFAS 151 will have a significant impact on the Corporation’s consolidated financial statements.

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

Note 4 – Other Income – Net

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2005	2004	2005	2004
Royalty revenue	$(13,072)	$(12,287)	$(28,232)	$(24,178)
Foreign exchange gain	(1,807)	(5,300)	(1,288)	(5,717)
Interest income	(3,230)	(952)	(8,564)	(3,188)
Gain on sale of investment	—	—	—	(3,095)
Other	(1,822)	(802)	(2,150)	(16,739)

	$(19,931)	$(19,341)	$(40,234)	$(52,917)

During the nine months ended November 30, 2004, other included a $10.0 million one-time receipt related to licensing activities. Other includes, among other things, gains and losses on asset disposals and rental income. Proceeds of $19.1 million received from the sale of an investment in the prior year are included in “Other - net” investing activities in the Condensed Consolidated Statement of Cash Flows for the period.

Note 5 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Numerator (in thousands):
Income from continuing operations	$10,307	$40,344	$39,962	$49,180
Add back – interest on convertible subordinated notes, net of tax	1,874	1,881	5,624	5,644

Income from continuing operations – assuming dilution	$12,181	$42,225	$45,586	$54,824

Denominator (in thousands):
Weighted average shares outstanding	65,426	68,754	67,041	68,391
Effect of dilutive securities:
Convertible debt	12,576	12,591	12,576	12,591
Stock options and other	693	1,053	769	893

Weighted average shares outstanding – assuming dilution	78,695	82,398	80,386	81,875

Income from continuing operations per share	$0.16	$0.58	$0.60	$0.72

Income from continuing operations per share – assuming dilution	$0.16	$0.51	$0.57	$0.67

Approximately 1.6 million and 1.5 million stock options were outstanding in the three and nine month periods ended November 30, 2005 and were excluded because the effect would have been antidilutive (1.6 million and 3.2 million stock options outstanding in the three and nine month periods ended November 30, 2004, respectively).

Note 6 – Comprehensive Income

The Corporation’s total comprehensive income is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2005	2004	2005	2004
Net income	$12,927	$62,761	$42,582	$73,909

Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,841)	32,612	(27,028)	22,046
Unrealized gains (losses) on securities	33	(134)	34	119

Total comprehensive income	$2,119	$95,239	$15,588	$96,074

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 30, 2005	February 28, 2005	November 30, 2004
Allowance for seasonal sales returns	$86,630	$94,672	$83,169
Allowance for doubtful accounts	17,803	16,684	17,419
Allowance for cooperative advertising and marketing funds	27,901	30,288	19,343
Allowance for rebates	64,112	50,638	58,135

	$196,446	$192,282	$178,066

Note 8 – Inventories

(In thousands)	November 30, 2005	February 28, 2005	November 30, 2004
Raw materials	$22,018	$23,241	$30,768
Work in process	13,228	19,719	22,201
Finished products	278,246	228,088	251,592

	313,492	271,048	304,561
Less LIFO reserve	78,367	75,890	70,297

	235,125	195,158	234,264

Display materials and factory supplies	24,238	27,716	29,218

Inventories	$259,363	$222,874	$263,482

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

As of November 30, 2005, February 28, 2005 and November 30, 2004, deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	November 30, 2005	February 28, 2005	November 30, 2004
Prepaid expenses and other	$161,352	$156,665	$166,608
Other assets	520,355	582,401	547,393

Deferred cost assets	681,707	739,066	714,001

Other current liabilities	(90,994)	(65,944)	(58,833)
Other liabilities	(73,738)	(95,452)	(62,944)

Deferred cost liabilities	(164,732)	(161,396)	(121,777)

Net deferred costs	$516,975	$577,670	$592,224

Note 10 – Debt

On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350 million facility and was amended on July 22, 2002, to a $320 million facility. The amended and restated senior secured credit facility consists of a $200 million revolving facility maturing on May 10, 2008. There were no outstanding balances under this facility at November 30, 2005, February 28, 2005 or November 30, 2004.

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

The Corporation is also party to a three-year accounts receivable securitization financing agreement that provides for up to $200 million of financing and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. On August 2, 2004, the agreement was amended to extend the maturity date to August 1, 2007. The related interest rate is commercial paper-based. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the accounts receivable facility. There were no outstanding balances under this agreement at November 30, 2005, February 28, 2005 or November 30, 2004.

During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.1 million, included in “Interest expense” on the Condensed Consolidated Statement of Income, for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. As part of this transaction, substantially all restrictive covenants were eliminated from the approximately $10 million remaining outstanding notes. On July 15, 2005, the Corporation called the remaining 11.75% senior subordinated notes. As a result, a charge of $0.9 million was recorded during the nine months ended November 30, 2005, for the premium associated with the notes as well as for the write-off of the remaining related deferred financing costs.

At November 30, 2005, the Corporation was in compliance with its financial covenants under its borrowing arrangements.

At November 30, 2005, February 28, 2005 and November 30, 2004, long-term debt and their related calendar year due dates were as follows:

(In thousands)	November 30, 2005	February 28, 2005	November 30, 2004
6.10% Senior Notes, due 2028	$298,806	$298,503	$298,406
11.75% Senior Subordinated Notes, due 2008	—	10,016	10,003
7.00% Convertible Subordinated Notes, due 2006	174,792	175,000	175,000
Other (due 2007-2011)	2,369	2,580	579

	$475,967	$486,099	$483,988

The 7.00% convertible subordinated notes are convertible at the option of the holders into the Corporation’s Class A common shares at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 thousand principal amount of notes. During the three and nine months ended November 30, 2005, approximately $0.2 million of these notes were converted into approximately 15,000 Class A common shares. The 7.00% convertible subordinated notes due July 15, 2006, are classified as long-term as the notes are expected to convert and the Corporation does not anticipate utilizing working capital to satisfy the obligation.

The Corporation’s 6.10% senior notes due August 1, 2028 may be repaid on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2005	2004	2005	2004
Service cost	$128	$185	$384	$409
Interest cost	1,811	1,865	5,433	5,557
Expected return on plan assets	(1,721)	(1,422)	(5,163)	(4,265)
Amortization of prior service cost	23	70	69	70
Amortization of actuarial loss	358	27	1,074	49

	$599	$725	$1,797	$1,820

	Postretirement Benefit
	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2005	2004	2005	2004
Service cost	$711	$572	$2,133	$1,828
Interest cost	1,872	1,474	5,616	5,916
Expected return on plan assets	(1,201)	(1,323)	(3,603)	(3,995)
Amortization of prior service cost	(1,849)	(1,656)	(5,547)	(4,774)
Amortization of actuarial loss	1,771	2,230	5,313	5,322

	$1,304	$1,297	$3,912	$4,297

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP 106-2”) was issued on May 19, 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 also contains basic guidance on related income tax accounting and complex rules for transition that permit various alternative prospective and retroactive transition approaches. The Corporation adopted the provisions of FSP 106-2 effective September 1, 2004. The effect of the adoption of FSP 106-2 was a reduction of the net periodic postretirement benefit cost of approximately $0.4 million for the nine months ended November 30, 2005, compared to the prior year period.

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the nine months ended November 30, 2005 was $7.6 million, compared to $2.5 million in the prior year period. The profit-sharing plan expense for the nine month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end and are contingent upon final year-end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expenses recognized for the three and nine month periods ended November 30, 2005 were $1.2 million and $3.0 million ($1.2 million and $3.5 million for the three and nine month periods ended November 30, 2004), respectively.

Note 12 – Stock-Based Compensation

The Corporation follows APB Opinion No. 25 and related Interpretations in accounting for its stock options granted to employees and directors. Because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Refer to Note 3 for information regarding recent changes to the accounting guidance for stock-based compensation.

The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income as reported	$12,927	$62,761	$42,582	$73,909
Add: Stock-based compensation expense included in net income, net of tax	273	—	724	—

Deduct: Stock-based compensation expense determined under fair value based method, net of tax	1,693	1,533	4,571	4,598

Pro forma net income	$11,507	$61,228	$38,735	$69,311

Earnings per share:
As reported	$0.20	$0.91	$0.64	$1.08
Pro forma	0.18	0.89	0.58	1.01

Earnings per share – assuming dilution:
As reported	$0.19	$0.78	$0.60	$0.97
Pro forma	0.17	0.77	0.55	0.92

During the three months ended May 31, 2004, shares held in trust related to a deferred compensation plan were withdrawn from the trust. This transaction had no impact on the Corporation’s results of operations during the nine months ended November 30, 2004.

Approximately 0.2 million and 1.5 million stock options were exercised during the three and nine months ended November 30, 2005, respectively, compared to approximately 0.7 million and 2.3 million stock options exercised during the three and nine months ended November 30, 2004, respectively.

Note 13 – Business Segment Information

The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel, and is managed by geographic location.

At November 30, 2005, the Corporation owned and operated 532 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors.

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

Operating Segment Information

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2005	2004	2005	2004
Net Sales:
Social Expression Products	$508,086	$528,802	$1,216,283	$1,250,725
Intersegment items	(19,395)	(18,869)	(44,949)	(51,017)
Exchange rate adjustment	2,285	2,366	7,803	2,952

Net	490,976	512,299	1,179,137	1,202,660

Retail Operations	41,556	46,908	123,501	146,470
Exchange rate adjustment	2,336	1,531	5,275	2,148

Net	43,892	48,439	128,776	148,618

AG Interactive	20,271	16,372	67,901	38,776
Exchange rate adjustment	(79)	—	37	—

Net	20,192	16,372	67,938	38,776

Non-reportable segments	2,779	9,004	10,705	22,582

Unallocated items - net	780	51	2,895	(846)

Consolidated	$558,619	$586,165	$1,389,451	$1,411,790

Segment Earnings:
Social Expression Products	$86,247	$107,610	$221,625	$263,367
Intersegment items	(13,616)	(13,926)	(32,313)	(37,157)
Exchange rate adjustment	(1,167)	838	188	1,197

Net	71,464	94,522	189,500	227,407

Retail Operations	(25,068)	(6,549)	(42,355)	(22,069)
Exchange rate adjustment	95	74	(80)	85

Net	(24,973)	(6,475)	(42,435)	(21,984)

AG Interactive	1,456	(52)	2,271	(1,735)
Exchange rate adjustment	33	—	(21)	—

Net	1,489	(52)	2,250	(1,735)

Non-reportable segments	(513)	(1,869)	128	(10,925)

Unallocated items – net	(22,563)	(20,299)	(73,463)	(112,509)
Exchange rate adjustment	57	(13)	358	(25)

Net	(22,506)	(20,312)	(73,105)	(112,534)

Consolidated	$24,961	$65,814	$76,338	$80,229

Other

During the quarter ended November 30, 2005, the Social Expression Products segment recorded a severance accrual of $2.1 million related to the Lafayette, Tennessee plant closure. The closure is targeted for early calendar year 2006.

During 2005, the Corporation recorded a severance accrual of $18.3 million related to the overhead reduction program that eliminated approximately 300 associates and the Franklin, Tennessee plant closure. Substantially all of the associates receiving payments separated from the Corporation on or prior to February 28, 2005. Approximately 70% of the severance will be paid prior to February 28, 2006, with the remaining payments extending through 2008. The remaining balance of the severance accrual was $5.5 million at November 30, 2005.

In connection with the Franklin plant closing, the Social Expression Products segment incurred additional costs of $5.3 million for the remaining shutdown and relocation costs incurred during the nine months ended November 30, 2005.

Note 14 – Discontinued Operations

On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business to AAiFosterGrant, a unit of sunglasses maker Foster Grant. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in the third quarter of fiscal 2005, although an additional amount may be recorded during the next six months based on closing balance sheet adjustments. This adjustment is not expected to exceed 10% of the cash proceeds. During the third quarter of fiscal 2005, the Corporation received cash proceeds of $77.0 million and recorded a gain of $35.5 million for the sale of Magnivision.

During the three months ended November 30, 2005, a modification of the differential of the inside and outside basis of the gain on the sale of Magnivision resulted in a $2.6 million tax benefit which was recorded as “Income from discontinued operations, net of tax” on the Condensed Consolidated Statement of Income.

Magnivision met the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Corporation’s condensed consolidated financial statements and related notes have been presented to reflect Magnivision as a discontinued operation for all periods presented. Magnivision was previously included within the Corporation’s “non-reportable segments.”

The following summarizes the results of discontinued operations for the periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2005	2004	2005	2004
Net sales	$—	$5,307	$—	$30,965
Pretax income from operations	—	1,045	—	4,816
Gain on sale	—	35,525	—	35,525

	—	36,570	—	40,341
Income tax (benefit) expense	(2,620)	14,153	(2,620)	15,612

Income from discontinued operations	$2,620	$22,417	$2,620	$24,729

Note 15 – Goodwill

In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Corporation is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment.

During the three months ended November 30, 2005, indicators emerged within the Retail Operations segment and one international reporting unit in the Social Expression Products segment that led the Corporation’s management to conclude that a SFAS 142 goodwill impairment test was required to be performed during the third quarter.

Within the international reporting unit, located in Australia, there were two primary indicators. First, continued failure to meet operating and cash flow performance indicators and secondly, a revised long-term cash flow forecast that was significantly lower than prior estimates. Based on the initial testing, the Corporation estimated the goodwill value had declined to zero and recorded a preliminary impairment charge of $25.3 million.

There were three primary indicators that emerged within the Retail Operations segment during the quarter: (1) Continued operating losses and use of cash led to the testing and impairment of long-lived assets in some retail stores in accordance with SFAS 144. As a result, a fixed asset impairment charge of approximately $3 million was recorded during the three months ended November 30, 2005. Fixed asset recovery testing under SFAS 144 is an indicator of potential goodwill impairment under SFAS 142; (2) recent negotiations indicate the potential loss of approximately 40 to 60 retail locations due to the inability to renew or extend lease terms; (3) a revised long-term cash flow forecast that was significantly lower than prior estimates. Based on the initial testing, the Corporation recorded a preliminary impairment charge of $17.8 million, representing all of the goodwill for the Retail Operations segment.

The fair values of the respective reporting units were estimated using the expected present value of future cash flows. The actual amount of the goodwill charges will not be finalized until the Corporation has completed its impairment testing in the fourth quarter.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the nine months ended November 30, 2005, by segment, is as follows:

	Social Expression Products	AG Interactive	Retail Operations	Non- reportable Segments	Total
Balance at February 28, 2005	$175,279	$76,948	$17,749	$81	$270,057
Impairment	(25,318)	—	(17,835)	—	(43,153)
Acquisition related	214	—	—	—	214
Foreign currency translation and other	(12,297)	(2,213)	86	—	(14,424)

Balance at November 30, 2005	$137,878	$74,735	$—	$81	$212,694

Substantially all of the balance in foreign currency translation and other relates to foreign currency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the third quarter of 2006, the Corporation experienced lower net sales and earnings compared to the prior year quarter. The most significant items causing the decline in third quarter earnings compared to the prior year were the goodwill impairment charges in the Corporation’s Retail Operations segment and Australian operating unit. During the quarter, indicators emerged within these businesses that led the Corporation to conclude that an interim goodwill impairment test was required. As a result of this testing, the Corporation recorded a preliminary impairment charge to write-off all of the goodwill of these business units, totaling $43.2 million. Additionally, earnings in the United Kingdom (“U.K.”) were down due to new customer startup costs, acquisition integration costs and changes in customer mix. Partially offsetting these declines were improved earnings in the North American business due to cost containment efforts and favorable business mix, with an increased percentage of sales from higher margin businesses compared to the prior year third quarter.

The lower sales were primarily from the Social Expression Products segment, Retail Operations segment and the fixtures business. In the Social Expression Products segment, the promotional gift wrap business, which historically generates approximately two-thirds of its revenues in the third quarter, struggled with soft demand for holiday gift wrap and the North American card business experienced lower sales of seasonal units primarily due to timing differences related to customers who were recently converted to scan-based trading. These reductions were slightly offset by the U.K. card business where sales were up over the prior year third quarter due to a prior year acquisition and several new customers during the current year.

Lower sales in the Retail Operations segment were the result of fewer stores and a decline in same-store sales, but retail margins improved over the prior year period as less promotional pricing was used to drive sales volume. In the fixtures business, sales were lower as the business unit focused on eliminating lower margin sales.

The Corporation ended the period with combined cash, cash equivalents and short-term investments of $286.3 million compared to $221.7 million at the prior year quarter end, despite the purchase of approximately 6.0 million shares of stock for $149.2 million during the current year under the stock repurchase program, including approximately 2.1 million shares of stock for $52.6 million during the current quarter.

During the three months ended November 30, 2005, the Corporation recognized income from continuing operations of $10.3 million compared to $40.3 million in the prior year quarter. The current year quarter included $43.2 million pretax goodwill impairment charges, $2.1 million pretax severance charges for the planned closure of the Lafayette, Tennessee facility and a fixed asset impairment charge of approximately $3 million in the Retail Operations segment. The prior year quarter included a $13.0 million reduction to net sales related to the implementation of a merchandising strategy for seasonal space management. In addition, the prior year quarter included pretax expenses of $16.6 million associated with the overhead reduction program that eliminated approximately 300 positions and $8.2 million related to the Franklin, Tennessee plant closure.

For 2006, AG Interactive changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the nine months ended November 30, 2005 included eleven months of AG Interactive’s operations.

Results of Operations

Three months ended November 30, 2005 and 2004

Net income was $12.9 million, or $0.19 per share, in the quarter compared to $62.8 million, or $0.78 per share, in the prior year third quarter (all per-share amounts assume dilution). Income from discontinued operations, net of tax, contributed $2.6 million, or $0.03 per share, of the net income in the quarter compared to $22.4 million, or $0.27 per share, of the net income in the prior year third quarter.

The Corporation’s results for the three months ended November 30, 2005 and 2004 are summarized below:

(Dollars in thousands)	2005	% Net Sales	2004	% Net Sales
Net sales	$558,619	100.0%	$586,165	100.0%

Material, labor and other production costs	277,249	49.6%	292,737	50.0%
Selling, distribution and marketing	166,883	29.9%	173,735	29.6%
Administrative and general	57,898	10.4%	64,476	11.0%
Goodwill impairment	43,153	7.7%	—	0.0%
Interest expense	8,406	1.5%	8,744	1.5%
Other income – net	(19,931)	(3.6)%	(19,341)	(3.3)%

Total costs and expenses	533,658	95.5%	520,351	88.8%

Income from continuing operations before income tax expense	24,961	4.5%	65,814	11.2%
Income tax expense	14,654	2.6%	25,470	4.3%

Income from continuing operations	10,307	1.9%	40,344	6.9%

Income from discontinued operations, net of tax	2,620	0.4%	22,417	3.8%

Net income	$12,927	2.3%	$62,761	10.7%

For the three months ended November 30, 2005, consolidated net sales were $558.6 million, down from $586.2 million in the prior year third quarter. This 4.7% or approximately $28 million decrease was primarily the result of lower sales in the Social Expression Products segment of approximately $21 million, the fixtures business of approximately $6 million and the Retail Operations segment of approximately $5 million, partially offset by an increase in AG Interactive of approximately $4 million.

Net sales of the Social Expression Products segment decreased approximately $21 million, however, considering the $13.0 million reduction to net sales taken in the prior year quarter for the implementation of a merchandising strategy for seasonal space management, the net sales of the Social Expression Products segment decreased approximately $34 million. Of the decrease, the North American business is down approximately $24 million, primarily cards, and the promotional gift wrap business is down approximately $12 million.

The fixtures business decreased approximately $6 million as this business unit has focused on eliminating lower margin sales. The Retail Operations segment was down approximately $5 million, half of which is attributable to a decrease in same-store sales and half due to fewer stores. The improvement of approximately $4 million in AG Interactive was primarily attributable to growth in the online business.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended November 30, 2005 and 2004 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2005	2004	2005	2004	2005	2004
Unit volume	0.0%	(9.1)%	(13.8)%	9.4%	(4.3)%	(4.0)%
Selling prices	2.2%	0.4%	2.4%	(6.6)%	2.4%	(1.6)%
Overall Increase / (Decrease)	2.2%	(8.7)%	(11.7)%	2.3%	(2.0)%	(5.5)%

Seasonal card unit volume decreased 13.8% in the current quarter due to lower unit sales of Christmas cards, primarily in the North American business unit. Approximately three-fourths of this decrease is expected to be recovered during the fourth quarter, as this amount was the result of timing differences with customers that implemented scan-based trading subsequent to the prior year third quarter. As noted in the Corporation’s first and second quarters’ Forms 10-Q, the implementation of scan-based trading impacts the timing of sales with these customers compared to the prior year. The remaining decrease was primarily due to Christmas cards that were shipped during the second quarter in the current year compared to the third quarter of the prior year, as noted in the Corporation’s second quarter Form 10-Q. The 2.4% increase in selling prices of seasonal cards is primarily due to a better mix of Christmas cards in substantially all business units.

Sales of everyday cards were flat compared to the prior year period. However, the prior year included a reduction of net sales related to the implementation of a new merchandising strategy for seasonal space management, which resulted in the return of everyday product to the Corporation. Excluding this reduction from the prior year, unit sales of everyday cards were down approximately 4.8%, primarily in the North American business unit. The 2.2% increase in selling prices of everyday cards was driven by the international business units as the mix of cards sold shifted to higher priced units.

Expense Overview

Material, labor and other production costs (MLOPC) for the three months ended November 30, 2005 were $277.2 million, a decrease from $292.7 million for the same period in the prior year. As a percentage of net sales, these costs were 49.6% in the current period compared to 50.0% for the three months ended November 30, 2004. The $15.5 million decrease from the prior year is due partially to the $9.2 million of severance and closure costs recorded in the prior year quarter for the overhead reduction program and the Franklin, Tennessee plant closure. The remaining decrease is due to favorable product mix and volume variances of approximately $20 million due to the change in sales volume partially offset by increased spending. The promotional gift wrap business experienced higher costs of approximately $9 million due to production inefficiencies associated with the plant consolidation and higher raw material costs. Increased creative content costs of approximately $1 million, changes in the LIFO reserve of approximately $1 million and severance charges of $2.1 million associated with the planned closure of the Lafayette facility also negatively impacted MLOPC.

Selling, distribution and marketing costs for the three months ended November 30, 2005 were $166.9 million, decreasing from $173.7 million for the same period in the prior year. As a percentage of net sales, these costs were 29.9% in the current period compared to 29.6% for the three months ended November 30, 2004. The decrease of $6.8 million is due to the $6.3 million of severance charges recorded in the prior year for the overhead reduction program and plant closure and a reduction of approximately $4 million in store expenses in the Retail Operations segment due to fewer stores. Partially offsetting these decreases were higher licensing related expenses of approximately $2 million and the fixed asset impairment charges of approximately $3 million in the Retail Operations segment.

Administrative and general expenses were $57.9 million for the three months ended November 30, 2005, a decrease from $64.5 million for the same period in the prior year. The decrease of $6.6 million from the prior year quarter is related to the $9.3 million recorded in the prior year for the overhead reduction program and the Franklin plant closure, primarily severance charges, and a reduction in corporate owned life insurance expenses of approximately $1 million. Partially offsetting this decrease was an increase in profit-sharing expense of approximately $4 million.

A preliminary goodwill impairment charge of $43.2 million was recorded during the three months ended November 30, 2005 as indicators emerged during the period that led management to conclude that an impairment test was required. As a result, one international reporting unit in the Social Expression Products segment, located in Australia, recorded $25.3 million for impairment while the Retail Operations segment recorded $17.8 million. These amounts represent all of the goodwill of the entities. The actual amount of the goodwill charge will not be finalized until the Corporation completes its impairment testing in the fourth quarter. The Corporation does not expect a material change to this estimate.

Interest expense for the three months ended November 30, 2005 was $8.4 million, a decrease from $8.7 million for the same period in the prior year. The decrease of $0.3 million is due to savings associated with the debt repurchase in July 2005.

Other income – net was $19.9 million for the three months ended November 30, 2005, an increase from $19.3 million for the same period in the prior year. The increase of $0.6 million is principally related to higher interest income of $2.3 million, a $2.8 million increase from a loss on fixed assets in the prior year period to a gain in the current year and an increase in royalty income of $0.8 million. These increases were partially offset by a decrease in foreign exchange gains of $3.5 million and a decrease in miscellaneous income/expense of $1.8 million.

The effective tax rate on income from continuing operations was 58.7% and 38.7% for the three months ended November 30, 2005 and 2004, respectively. The increase in the effective tax rate for the three months ended November 30, 2005 relates primarily to the lack of tax benefit associated with the non-deductibility for tax purposes of significant portions of the goodwill impairment charges.

Income from discontinued operations for the three months ended November 30, 2005, was the result of a modification of the differential of the inside and outside basis of the gain on the sale of Magnivision resulting in a $2.6 million tax benefit.

Results of Operations

Nine months ended November 30, 2005 and 2004

Net income was $42.6 million, or $0.60 per share, in the nine months ended November 30, 2005, compared to net income of $73.9 million, or $0.97 per share, in the prior year period. Income from discontinued operations, net of tax, contributed $2.6 million, or $0.03 per share, in the current period compared to $24.7 million, or $0.30 per share, of net income in the prior year nine months.

The Corporation’s results for the nine months ended November 30, 2005 and 2004 are summarized below:

(In thousands)	2005	% Net Sales	2004	% Net Sales
Net sales	$1,389,451	100.0%	$1,411,790	100.0%

Material, labor and other production costs	634,038	45.6%	661,069	46.8%
Selling, distribution and marketing	469,485	33.8%	466,690	33.1%
Administrative and general	179,996	13.0%	186,118	13.2%
Goodwill impairment	43,153	3.1%	—	0.0%
Interest expense	26,675	1.9%	70,601	5.0%
Other income - net	(40,234)	(2.9)%	(52,917)	(3.8)%

Total costs and expenses	1,313,113	94.5%	1,331,561	94.3%

Income from continuing operations before income tax expense	76,338	5.5%	80,229	5.7%
Income tax expense	36,376	2.6%	31,049	2.2%

Income from continuing operations	39,962	2.9%	49,180	3.5%

Income from discontinued operations, net of tax	2,620	0.2%	24,729	1.7%

Net income	$42,582	3.1%	$73,909	5.2%

For the nine months ended November 30, 2005, consolidated net sales were $1,389.5 million, down from $1,411.8 million in the same period in the prior year. This 1.6% decrease was primarily the result of lower sales in the Social Expression Products segment, the Retail Operations segment and the fixtures business. The fixtures business decreased approximately $12 million as this business unit has focused on eliminating lower margin sales. The Retail Operations segment was down approximately $23 million, approximately $10 million of which is attributable to a decrease in same-store sales and approximately $13 million is due to fewer stores. Net sales of the Social Expression Products segment decreased approximately $28 million. Approximately $22 million of this decrease is due to reduced sales in the promotional gift wrap business. The North American business is up approximately $5 million as an approximately $8 million decrease was more than offset by the $13.0 million reduction to net sales taken in the prior year period for the implementation of a merchandising strategy for seasonal space management. The international greeting card businesses are down approximately $10 million. These decreases are partially offset by increases in AG Interactive of approximately $29 million as well as approximately $8 million of favorable foreign currency translation. The increases in the AG Interactive segment are primarily attributable to sales from the additional two months of activity resulting from the fiscal year change and from the prior year acquisitions.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the nine months ended November 30, 2005 and 2004 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2005	2004	2005	2004	2005	2004
Unit volume	(1.1)%	(3.5)%	(4.4)%	1.5%	(2.0)%	(2.3)%
Selling prices	0.9%	(0.6)%	2.9%	(1.6)%	1.4%	(0.7)%
Overall Increase / (Decrease)	(0.3)%	(4.1)%	(1.6)%	(0.1)%	(0.6)%	(3.0)%

For the nine month period, seasonal card unit sales were 4.4% lower than in the prior year period due primarily to lower sales of Christmas cards, particularly in the North American and U.K. business units. The decrease in the North American business unit was primarily caused by timing differences with customers that implemented scan-based trading subsequent to the prior year third quarter. In the U.K., the overall soft retail market has negatively impacted Christmas card sales. The 2.9% increase in selling prices in the period were driven primarily by the improved product mix of Mother’s Day cards earlier in the year and an improved mix of Christmas cards during the third quarter compared to the prior year.

Everyday card units were down 1.1% in the nine month period, as the improvements in North America during the first half were more than offset by continued softness in international everyday card sales and a weak third quarter in North America. Everyday card selling prices continue to be higher than the prior year due primarily to the Corporation’s international business operations as the mix of cards sold shifted to higher priced cards, partially offset by lower selling prices in North America with a shift in mix to a higher volume of value priced cards.

Expense Overview

MLOPC for the nine months ended November 30, 2005 was $634.0 million, a decrease from $661.1 million for the same period in the prior year. As a percentage of net sales, these costs were 45.6% for the nine months ended November 30, 2005, compared to 46.8% in the prior year period. The $27.1 million decrease from the prior year is due partially to the $9.2 million of severance and closure costs recorded in the prior year for the overhead reduction program and the Franklin, Tennessee plant closure. The remaining decrease is attributable to a favorable product mix of approximately $24 million and favorable volume variances of approximately $16 million due to the change in sales volume. Improved margins due to less promotional pricing in the Retail Operations segment and production improvements in the fixtures business both favorably impacted MLOPC. These decreases were only partially offset by spending increases of approximately $22 million. These increases included approximately $6 million of higher creative content costs, approximately $5 million of increased costs for AG Interactive, primarily related to the additional two months and the prior year acquisitions, and approximately $5 million of shutdown and relocation costs for the Franklin plant closure. Also included in the current year period are $2.1 million of severance charges for the planned closure of the Lafayette facility. Changes in the LIFO reserve added approximately $5 million to MLOPC in the current year period.

Selling, distribution and marketing costs for the nine months ended November 30, 2005 were $469.5 million, up from the $466.7 million for the same period in the prior year. As a percentage of net sales, these costs were 33.8% in the current period compared to 33.1% for the nine months ended November 30, 2004. The increase of $2.8 million is due to higher licensing related expenses of approximately $4 million, increased costs of approximately $11 million in the AG Interactive segment primarily as a result of the additional two months of activity and the prior year acquisitions and the fixed asset impairment charges of approximately $3 million in the Retail Operations segment. Also contributing to the increase are higher merchandiser expenses of approximately $3 million. Partially offsetting these increases were the $6.3 million of severance charges recorded in the prior year for the overhead reduction program and plant closure and a reduction of approximately $11 million in store expenses in the Retail Operations segment due to fewer stores.

Administrative and general expenses were $180.0 million for the nine months ended November 30, 2005, a decrease from $186.1 million for the same period in the prior year. The decrease of $6.1 million compared to the prior year nine months is due to the $9.3 million recorded in the prior year for the overhead reduction program and the Franklin plant closure, primarily severance charges, and a reduction in finance division expenses of approximately $2 million. Partially offsetting this decrease was an increase in profit-sharing expense of approximately $5 million.

A preliminary goodwill impairment charge of $43.2 million was recorded in the current year as indicators emerged during the period that led management to conclude that an impairment test was required. As a result, one international reporting unit in the Social Expression Products segment, located in Australia recorded $25.3 million for impairment while the Retail Operations segment recorded $17.8 million. These amounts represent all of the goodwill of the entities. The actual amount of the goodwill charge will not be finalized until the Corporation completes its impairment testing in the fourth quarter. The Corporation does not expect a material change to this estimate.

Interest expense was $26.7 million for the nine months ended November 30, 2005 down from $70.6 million for the same period in the prior year. The decrease of $43.9 million is due primarily to the debt repurchase from the first quarter of fiscal 2005. The Corporation recorded $39.1 million for the payment of the premium and other fees and the write-off of deferred financing costs associated with the repurchase of $186.2 million of the 11.75% senior subordinated notes during the prior year period. Interest savings of $5.0 million were realized due to the reduced level of debt. Partially offsetting these decreases is $0.9 million for the payment of the premium and the write-off of deferred financing costs associated with the repurchase of the remaining $10.2 million of the 11.75% senior subordinated notes during the current year period.

Other income – net was $40.2 million for the nine months ended November 30, 2005, down from $52.9 million in the same period in the prior year. The decrease of $12.7 million is due primarily to the one-time receipt of $10.0 million related to the Corporation’s licensing activities and a $3.1 million gain on the sale of an investment, both in the prior year period.

The effective tax rate on income from continuing operations was 47.7% and 38.7% for the nine months ended November 30, 2005 and 2004, respectively. The increase in the effective tax rate for the nine months ended November 30, 2005 relates primarily to the lack of tax benefit associated with the non-deductibility for tax purposes of significant portions of the goodwill impairment charges.

Income from discontinued operations for the nine months ended November 30, 2005, was the result of a modification of the differential of the inside and outside basis of the gain on the sale of Magnivision resulting in a $2.6 million tax benefit.

Segment Information

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel, and is managed by geographic location. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into the Social Expression Products segment. These operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At November 30, 2005, the Corporation owned and operated 532 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the Social Expression Products segment and products purchased from other vendors. AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.

The Corporation reviews segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November 30,		% Change	Nine Months Ended November 30,		% Change
	2005	2004		2005	2004
Net sales	$488,691	$509,933	(4.2)%	$1,171,334	$1,199,708	(2.4)%
Segment earnings	72,631	93,684	(22.5)%	189,312	226,210	(16.3)%

Net sales of the Social Expression Products segment excluding the impact of foreign exchange and intersegment items, for the three months ended November 30, 2005, decreased $21.2 million or 4.2% from the same period in the prior year. Considering the $13.0 million reduction to net sales taken in the prior year quarter for the implementation of a merchandising strategy for seasonal space management, the net sales of the Social Expression Products segment decreased approximately $34 million. Of the decrease, the North American business is down approximately $24 million, primarily cards, and the promotional gift wrap business is down approximately $12 million. For the nine months ended November 30, 2005, net sales decreased $28.4 million or 2.4% from the prior year period. Considering the $13.0 million reduction to net sales taken in the prior year period for the implementation of a merchandising strategy for seasonal space management, the net sales of the Social Expression Products segment decreased approximately $41 million. The promotional gift wrap business is down approximately $22 million, the North American business declined approximately $8 million and the international greeting card divisions are down approximately $10 million, approximately half of which is due to the U.K. business.

Segment earnings excluding the impact of foreign exchange and intersegment items for the three months ended November 30, 2005, decreased $21.1 million or 22.5% compared to the prior year period. The decrease is attributable to the goodwill impairment charge in the Australian reporting unit, the severance charges for the Lafayette plant closure and increased costs in the promotional gift wrap business due to production inefficiencies and higher raw material costs. These decreases were partially offset by the costs incurred in the prior year quarter for the overhead reduction program and Franklin plant closure and the sales reduction in the prior year for the implementation of the seasonal space management merchandising strategy. Segment earnings during the nine months ended November 30, 2005, decreased $36.9 million or 16.3% compared to the prior year period. The decrease in earnings from the prior year period is due to the goodwill impairment charge in the Australian reporting unit, severance charges for the Lafayette plant closure, shutdown and relocation costs incurred in the current year period for the Franklin plant closure and LIFO reserve changes. These decreases are partially offset by the prior year charges taken for the overhead reduction program and Franklin plant closure and implementation of the seasonal space management strategy.

Retail Operations Segment

	Three Months Ended November 30,		% Change	Nine Months Ended November 30,		% Change
(Dollars in thousands)	2005	2004		2005	2004
Net sales	$41,556	$46,908	(11.4)%	$123,501	$146,470	(15.7)%
Segment loss	(25,068)	(6,549)	(282.8)%	(42,355)	(22,069)	(91.9)%

Net sales excluding the impact of foreign exchange in the Retail Operations segment decreased $5.4 million or 11.4% for the three months ended November 30, 2005, compared to the same period in the prior year as same-store sales were approximately $2 million or 5.0% lower compared to the prior year period. Net sales for the quarter decreased approximately $3 million due to fewer stores. For the nine months ended November 30, 2005, net sales decreased $23.0 million or 15.7% compared to the prior year nine months as same-store sales declined approximately $10 million or 7.8% compared to the prior year period. The average number of stores for the nine months ended November 30, 2005, was approximately 9.6% lower than in the prior year period, which accounted for approximately $13 million of the decrease in net sales.

Segment earnings excluding the impact of foreign exchange was a loss of $25.1 million in the three months ended November 30, 2005, compared to a loss of $6.5 million in the three months ended November 30, 2004. For the nine months ended November 30, 2005, segment earnings was a loss of $42.4 million compared to a loss of $22.1 million in the prior year period. Earnings in the current year periods included the goodwill impairment of $17.8 million as well as the approximately $3 million fixed asset impairment. Earnings were also unfavorably impacted by certain noncapitalizable implementation costs associated with a systems infrastructure upgrade. The impact of lower sales on earnings was softened due to less promotional activity and favorable product mix that improved gross margins by approximately 4.2 percentage points. Segment earnings benefited from lower store rent and associate costs due to fewer stores.

AG Interactive Segment

	Three Months Ended November 30,		% Change	Nine Months Ended November 30,		% Change
(Dollars in thousands)	2005	2004		2005	2004
Net sales	$20,271	$16,372	23.8%	$67,901	$38,776	75.1%
Segment earnings (loss)	1,456	(52)	N/A	2,271	(1,735)	N/A

For 2006, AG Interactive changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the nine months ended November 30, 2005 includes eleven months of AG Interactive’s operations.

Net sales of AG Interactive, excluding the impact of foreign exchange, increased $3.9 million for the quarter ended November 30, 2005, compared to the same period in the prior year. The $3.9 million increase in the quarterly period is primarily due to growth in the online business, which contributed approximately $3 million of the increase to net sales in the current year quarter, while new business contributed approximately $1 million. For the nine months ended November 30, 2005, net sales increased $29.1 million compared to the prior year period. The additional two months of activity accounted for approximately $11 million of the $29.1 million increase in the nine-month period while the prior year acquisitions contributed approximately $11 million to the increase. Growth in the online business added approximately $6 million in the period. At the end of the third quarter of 2006, AG Interactive had approximately 2.4 million paid subscribers versus 2.1 million at the prior year quarter end.

Segment earnings excluding the impact of foreign exchange increased by $1.5 million for the quarter ended November 30, 2005, compared to the prior year period. For the nine months ended November 30, 2005, segment earnings improved by $4.0 million. Contribution by the online business improved approximately $2 million in the quarter and $6 million during the nine months ended November 30, 2005, compared to the prior year periods, but were partially offset by acquisition costs, higher technology costs and the cost of new business initiatives. The additional two months of activity had no significant impact on segment earnings.

Liquidity and Capital Resources

The seasonal nature of the Corporation’s business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position for November 30, 2004, has been included.

Operating Activities

Operating activities provided $12.7 million of cash during the nine months ended November 30, 2005, compared to providing $67.0 million of cash in the same period in the prior year.

Adjustments to reconcile to net cash provided by operating activities—Other non-cash charges was $5.1 million for the nine months ended November 30, 2005, compared to $1.4 million in the prior year period. This increase in primarily related the fixed asset impairment charges of approximately $3 million in the Retail Operations segment.

Accounts receivable used $137.7 million of cash from February 28, 2005, compared to using cash of $169.1 million in the same period in the prior year. As a percentage of the prior twelve months’ net sales, net accounts receivable were 16.8% at November 30, 2005, compared to 21.1% at November 30, 2004.

Inventory was a use of $40.1 million from February 28, 2005, compared to a use of $19.9 million in the same period in the prior year. As a percentage of the prior twelve months’ MLOPC, inventories were 29.5% at November 30, 2005, compared to 29.0% at November 30, 2004.

Other current assets provided $9.1 million of cash from February 28, 2005, compared to providing $10.3 million in the same period in the prior year. The difference relates primarily to refundable tax amounts in the current year partially offset by payments for insurance premiums.

Deferred costs - net represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 30, 2005, amortization exceeded payments by $59.3 million; in the nine months ended November 30, 2004, amortization exceeded payments by $98.3 million. See Note 9 to the condensed consolidated financial statements for further discussion of deferred costs related to customer agreements.

Accounts payable and other liabilities were a use of $10.3 million during the nine months ended November 30, 2005, compared to a source of $25.5 million in the prior year period. The change from the prior year is due primarily to tax payments made in the current period.

Investing Activities

Investing activities used $32.2 million of cash during the nine months ended November 30, 2005, compared to providing $71.4 million of cash in the same period in the prior year. The decrease of $103.6 million is primarily due to the $77.0 million proceeds received from the sale of the discontinued operations and the $19.1 million proceeds received from the sale of an investment both during the nine months ended November 30, 2004.

Financing Activities

Financing activities used $151.2 million of cash during the nine months ended November 30, 2005, compared to $202.9 million in the same period in the prior year. The current year amount relates primarily to the Corporation’s program to repurchase up to $200 million of its Class A common shares announced on April 5, 2005. These repurchases are being made through a 10b5-1 program. During the nine months ended November 30, 2005, $149.2 million was paid to repurchase approximately 6.0 million shares under the repurchase program. The prior year amount relates primarily to the repurchase of the Corporation’s 11.75% senior subordinated notes.

The receipt by the Corporation of the exercise price on stock options provided $26.4 million and $35.9 million during the nine months ended November 30, 2005 and 2004, respectively. During the nine months ended November 30, 2005, in accordance with its Articles of Incorporation, the Corporation repurchased Class B common shares at a cost of $1.5 million. In the prior year nine months, the Corporation repurchased shares at a cost of $18.3 million, primarily Class B common shares.

During the nine months ended November 30, 2005, the Corporation paid quarterly dividends of $0.08 per common share, which totaled $16.1 million compared to $0.06 per common share initiated in the third quarter of 2005, which totaled $4.1 million for the nine months ended November 30, 2004.

Credit Sources

Substantial credit sources are available to the Corporation. In total, the Corporation had available sources of approximately $400 million at November 30, 2005. This includes the Corporation’s $200 million senior secured revolving credit facility and its accounts receivable securitization agreement for up to $200 million of financing. There were no outstanding balances under either of these arrangements at November 30, 2005.

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

During the three months ended May 31, 2004, the Corporation commenced a cash tender offer for all of its outstanding 11.75% senior subordinated notes due July 15, 2008. As a result of this tender offer, a total of $186.2 million of these senior subordinated notes were repurchased and the Corporation recorded a charge of $39.1 million for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. As part of this transaction, substantially all restrictive covenants were eliminated from the remaining outstanding notes. On July 15, 2005, the Corporation called the remaining notes outstanding. As a result, the remaining $10.2 million of 11.75% senior subordinated notes were repurchased and the Corporation recorded a charge of $0.9 million for the payment of the premium as well as for the write-off of the remaining related deferred financing costs.

There were no material changes in the financial condition, liquidity or capital resources of the Corporation from February 28, 2005, the end of its preceding fiscal year, to November 30, 2005, the end of its latest fiscal quarter and the date of the most recent balance sheet included in this report, nor from November 30, 2004, the end of the corresponding fiscal quarter last year, to November 30, 2005, except for the changes discussed above and aside from normal seasonal fluctuations.

In an effort to drive top line organic growth, the Corporation has announced plans to spend approximately $70 to $100 million to revamp its greeting card business over the next couple of years, with the majority of the expenses to occur during fiscal 2007. The Corporation expects approximately one-third of this amount to be related to converting some additional customers to the scan-based trading business model, with the remainder associated with creative initiatives, process changes, and a reduction of certain retailers’ inventory in order to flow future new product changes more quickly. These expenditures will impact net sales, earnings and cash flows over future periods.

The Corporation has also announced its intention to continue purchasing its own stock when management believes the stock to be trading at a discount to its intrinsic value.

The Corporation’s future operating cash flow and borrowing availability under existing credit facilities and its accounts receivable securitization financing program are expected to meet these and other currently anticipated funding requirements.

Critical Accounting Policies

Please refer to the discussion of the Corporation’s Critical Accounting Policies as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2005.

Prospective Information

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Corporation’s operations and business environment, which are difficult to predict and may be beyond the control of the Corporation. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Corporation’s future financial performance, include, but are not limited to, the following: retail bankruptcies, consolidations and acquisitions, including the possibility of resulting adverse changes to contract terms; successful integration of acquisitions; successful transition of management; a weak retail environment; consumer acceptance of products as priced and marketed; the impact of technology on core product sales; competitive terms of sale offered to customers; successfully implementing supply chain improvements and achieving projected cost savings from those improvements; increases in the cost of material, energy and other production costs; the Corporation’s ability to comply with its debt covenants; fluctuations in the value of currencies in major areas where the Corporation operates, including the U.S. Dollar, Euro, U.K. Pound Sterling, and Canadian Dollar; the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments; the completion of the Corporation’s goodwill impairment analysis; escalation in the cost of providing employee health care; the ability of the Corporation to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases; the timing and impact of any changes the Corporation may make to its capital structure and the outcome of any legal claims known or unknown. Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators and the public’s acceptance of online greetings and other social expression products and the ability of the mobile division to compete effectively in the wireless content aggregation market.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2005. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for the Corporation from February 28, 2005, the end of its preceding fiscal year, to November 30, 2005, the end of its most recent fiscal quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	In September 2005, the Corporation issued 575 Class A common shares upon conversion of $8,000 in principal amount of the Corporation’s 7.00% Convertible Subordinated Notes due July 15, 2006 (the “Notes”). In October 2005, the Corporation issued an additional 14,389 Class A common shares upon conversion of $200,000 in principal amount of the Notes. The conversions were effected and the shares were issued in accordance with the terms of the Indentures governing the Notes. The Class A common shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

(b)	Not applicable

(c)	The following table provides information with respect to the Corporation’s purchases of its common shares during the three months ended November 30, 2005.

Period	Total Number of Shares Repurchased	Average Price Paid per Share			Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
September 2005	Class A –855,000 Class B –1,039 (1)	$ $	25.39 25.23	(2)	855,000 —	(3)	$81,799,224
October 2005	Class A –650,000 Class B – 772 (1)	$ $	25.31 24.93	(2)	650,000 —	(3)	$65,344,947
November 2005	Class A –555,000 Class B – —		$25.96 —	(2)	550,000 —	(3)	$50,937,556
Total	Class A –2,060,000 Class B – 1,811 (1)				2,060,000 —	(3)

(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation’s Articles of Incorporation, all of the Class B common shares were repurchased by the Corporation for cash pursuant to its right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.

(3)	On April 5, 2005, American Greetings announced that its Board of Directors authorized a program to repurchase up to $200 million of its Class A common shares over a 12-month period, which will expire in April 2006. These repurchases are made through a 10b5-1 program in open market or privately negotiated transactions in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone Vice President, Corporate Controller, and Chief Accounting Officer *

January 9, 2006

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)