Form 10-K
period 2006-02-28
AMERICAN GREETINGS CORP
filed 2006-05-10
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class B Common Shares, Par Value $1.00

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES  ☐    NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2005—$1,612,230,683 (affiliates, for this purpose, have been deemed to be directors, executive officers and certain significant shareholders).

Number of shares outstanding as of May 1, 2006:

CLASS A COMMON—53,352,850

CLASS B COMMON—4,217,067

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the American Greetings Corporation Definitive Proxy Statement for the Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year (incorporated into Part III). The Report of the Compensation and Management Development Committee on Executive Compensation, the Report of the Audit Committee and the Performance Graph contained in the registrant’s Definitive Proxy Statement shall not be deemed incorporated by reference herein.

AMERICAN GREETINGS CORPORATION

PART I

Unless otherwise indicated or the context otherwise requires, the “Corporation,” “we,” “our,” “us” and “American Greetings” are used in this report to refer to the businesses of American Greetings Corporation and its consolidated subsidiaries.

Item 1.	Business

OVERVIEW

Founded in 1906, American Greetings operates predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, party goods, candles, balloons, stationery and giftware are manufactured or sold by us in North America, including the United States, Canada and Mexico, and throughout the world, primarily in the United Kingdom, Mexico, Australia, New Zealand and South Africa. In addition, our subsidiary, AG Interactive, Inc., markets e-mail greetings, personalized printable greeting cards and other social expression products through our Web sites www.americangreetings.com, www.bluemountain.com and www.egreetings.com; co-branded Web sites and on-line services. In 2005, AG Interactive launched its AG Mobile unit, which specializes in the distribution of ringtones for cellular telephones, graphics, games, alerts and other social messaging products and applications to mobile devices. Our subsidiary, Learning Horizons, Inc., distributes supplemental educational products. Design licensing and character licensing are done primarily by our subsidiaries, AGC, Inc. and Those Characters From Cleveland, Inc., respectively. The Hatchery, LLC (50% owned by us) also develops and produces original family and children’s entertainment for all media. Our A.G. Industries, Inc. subsidiary manufactures custom display fixtures for our products and products of others. As of February 28, 2006, we also owned and operated 503 card and gift shops throughout North America.

Our fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2006 refers to the year ended February 28, 2006. Our AG Interactive subsidiary was consolidated on a two-month lag corresponding with its fiscal year-end of December 31. In fiscal 2006, AG Interactive changed its year-end to coincide with our fiscal year-end. As a result, fiscal 2006 includes fourteen months of AG Interactive’s operations.

PRODUCTS

American Greetings creates, manufactures and distributes social expression products including greeting cards, gift wrap, party goods, calendars, candles and stationery as well as educational products and custom display fixtures. Our major domestic greeting card brands are American Greetings, Carlton Cards, and Gibson, and other domestic products include DesignWare party goods, Guildhouse candles, Plus Mark gift wrap and boxed cards, DateWorks calendars, Learning Horizons educational products and AGI Schutz display fixtures. On-line greeting card offerings and other digital content are available through our subsidiary, AG Interactive, Inc. We also create and license our intellectual properties, such as the “Care Bear” and “Strawberry Shortcake” characters. Information concerning sales by major product classifications is included in Part II, Item 7.

BUSINESS SEGMENTS

At February 28, 2006, we operated in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

CONCENTRATION OF CREDIT RISKS

Net sales to our five largest customers, which include mass merchandisers and national drug store and supermarket chains, accounted for approximately 35% of net sales in fiscal year 2006 and approximately 32% of net sales in fiscal years 2005 and 2004. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 16%, 15% and 13% of net sales in 2006, 2005 and 2004, respectively. No other customer accounted for 10% or more of our net sales.

CONSUMERS

We believe that women purchase more than 80% of all greeting cards sold and that the median age of our consumers is approximately 54. We also believe that the average American household purchases about 17 greeting cards per year, the average number of greeting cards purchased per transaction is approximately two, and consumers make approximately seven card purchasing trips per year.

COMPETITION

The greeting card and gift wrap industries are intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 3,000 greeting card publishers in the United States, ranging from small family-run organizations to major corporations. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products that, together, are estimated to encompass approximately 85% of the overall market. Our principal competitor is Hallmark Cards, Inc. Based upon our general familiarity with the greeting card and gift wrap industry and limited information as to our competitors, we believe that we are the second-largest company in the industry and the largest publicly owned greeting card company.

PRODUCTION AND DISTRIBUTION

In 2006, our three distinct channels of distribution continued to be primarily through mass retail, which is comprised of mass merchandisers, chain drug stores and supermarkets. Other major channels of distribution included card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). We also sell our products through our card and gift retail stores. As of February 28, 2006, we owned and operated 503 card and gift retail stores in the United States and Canada through our Retail Operations segment, which are primarily located in malls and strip shopping centers. From time to time, we also sell our products to independent, third-party distributors. Our distribution centers are located near our manufacturing facilities. Our automated distribution system enables us to replenish retailers’ shelves promptly following the initiation of a re-order.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques which allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America, the United Kingdom and Australia. We also source products from domestic and foreign third party suppliers. Additionally, information by geographic area is included in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

Production of our products is generally on a level basis throughout the year. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that have been converted to a scan-based trading model are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 28, 2006, three of our five largest customers in 2006 conduct business with us under a scan-based trading model. The core of this business model rests with American Greetings providing product to the customer on a consignment basis with American Greetings recording sales at the time a product is electronically scanned through the retailer’s cash register. American Greetings and many of its competitors sell seasonal greeting cards with the right of return. Sales of non-seasonal products are generally sold without the right of return. Sales credits for non-seasonal product are issued at our sole discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8.

During the year, we experienced no material difficulties in obtaining raw materials from our suppliers.

INTELLECTUAL PROPERTY RIGHTS

We have a number of trademarks, service marks, trade secrets, copyrights, inventions and other intellectual property, which are used in connection with our products and services. Our designs, artwork, musical compositions, photographs and editorial verse are protected by copyright. In addition, we seek to register our trademarks in the United States and elsewhere. From time to time, we seek protection of our inventions by filing patent applications for which patents may be granted. We also obtain license agreements for the use of intellectual property owned or controlled by others. Although the licensing of intellectual property produces additional revenue, we do not believe that our operations are dependent upon any individual invention, trademark, service mark, copyright or other intellectual property license. Collectively, our intellectual property is an important asset to us. As a result, we follow an aggressive policy of protecting our rights in our intellectual property and intellectual property licenses.

EMPLOYEES

At February 28, 2006, we employed approximately 9,700 full-time employees and approximately 19,800 part-time employees which, when jointly considered, equate to approximately 19,200 full-time equivalent employees. Approximately 2,700 of our hourly plant employees are unionized and covered by collective bargaining agreements. The following table sets forth by location the unions representing our domestic employees, together with the expiration date of the applicable governing collective bargaining agreement.

Union	Location	Contract Expiration Date
International Brotherhood of Teamsters	Bardstown, Kentucky;	March 20, 2011
	Kalamazoo, Michigan;	April 30, 2010
	Cleveland, Ohio	March 31, 2010
UNITE-HERE Union	Greeneville, Tennessee (Plus Mark)	October 19, 2008
Firemen and Oilers Conference of the Service Employees International Union	Berea, Kentucky	August 31, 2006

Other locations with unions are the United Kingdom, Mexico, Australia, New Zealand and South Africa. We believe that labor relations at each location where we operate have generally been satisfactory.

SUPPLY AGREEMENTS

In the normal course of business, we enter into agreements with certain customers for the supply of greeting cards and related products. We view the use of such agreements as advantageous in developing and maintaining business with our retail customers. Under these agreements, the customer typically receives from American Greetings a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from us over the effective time period of the agreement to meet a minimum purchase volume commitment. The agreements are negotiated individually to meet competitive situations and, therefore, while some aspects of the agreements may be similar, important contractual terms vary. The agreements may or may not specify American Greetings as the sole supplier of social expression products to the customer. In the event an agreement is not completed, we have a claim for unearned advances under the agreement.

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain a general reserve for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific reserve to reduce the deferred cost asset to our estimate of its value based upon expected performance. These agreements are accounted for as deferred costs. Losses attributed to these specific events have historically not been material. The balances and movement of the valuation reserve accounts are disclosed on Schedule II of this Annual Report on Form 10-K. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, and the discussion under the “Deferred Costs” heading in the “Critical Accounting Policies” section of Item 7 for further information and discussion of deferred costs.

ENVIRONMENTAL REGULATIONS

Our business is subject to numerous foreign and domestic environmental laws and regulations maintained to protect the environment. These environmental laws and regulations apply to chemical usage, air emissions, wastewater and storm water discharges, and other releases into the environment as well as the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous waste. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, these laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities and costs. We have implemented various programs designed to protect the environment and comply with applicable environmental laws and regulations. The costs associated with these compliance and remediation efforts have not and are not expected to have a material adverse effect on our financial condition, cash flows, or operating results. In addition, the impact of increasingly stringent environmental laws and regulations, the discovery of unknown conditions, and third party claims for damages to the environment, real property, or persons could also result in additional liabilities and costs in the future.

AVAILABLE INFORMATION

We make available, free of charge, on or through the Investors section of our www.corporate.americangreetings.com Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of our filings with the SEC also can be obtained at the SEC’s Internet site, www.sec.gov.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Board’s Audit Committee, Compensation and Management Development Committee, and Nominating and Governance Committee are available on or through the Investors section of our www.corporate.americangreetings.com Web site, and will be made available in print upon request by any shareholder to the Secretary of American Greetings.

Item 1A.	Risk Factors

You should carefully consider each of the risks and uncertainties we describe below and all other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

The growth of our greeting card business is critical to future profitability and cash flow.

One of our key business strategies is to gain profitable market share by spending at least $100 million to revamp our greeting card business over the next several years, with the majority of the expense occurring during fiscal 2007 in our core greeting card business. We expect approximately one-third of this amount to be related to converting additional customers to the scan-based trading business model, with the remainder associated with creative initiatives, process changes, and a reduction of certain retailers’ inventory in order to flow future new product changes more quickly. These expenditures will impact net sales, earnings and cash flows over future periods. The actual amount and timing of the expenditures will depend on the success of the strategy and the schedules of our retail partners. Moreover, our long-term success will depend in part on how well we implement our strategy to revamp the greeting card business and we cannot assure you that this strategy will either increase our revenue or profitability. Even if we are able to implement, to a significant degree, this strategy, we may experience systemic, cultural and operational challenges that may prevent any significant increase in profitability or that may otherwise negatively influence our cash flow. In addition, even if our strategy is successful, our profitability may be adversely affected if consumer demand for lower priced, value cards continues to expand, thereby eroding our average selling prices. Our strategy may also have flaws and may not be successful. For example, we may not be able to anticipate or respond in a timely manner to changing customer demands and preferences for greeting cards. If we misjudge the market, we may significantly overstock unpopular products and be forced to grant significant credits or accept significant returns, which would have a negative impact on our results of operations and cash flow. Conversely, shortages of key items could have a materially adverse impact on our results of operations and financial condition.

We rely on a few mass-market retail customers for a significant portion of our sales.

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers and national drug store and supermarket chains, accounted for approximately 35% of net sales in fiscal year 2006 and approximately 32% of net sales for fiscal years 2005 and 2004. Net Sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 16%, 15% and 13% of net sales in fiscal years 2006, 2005 and 2004, respectively. No other customer accounted for 10% or more of our net sales. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations and financial condition.

We operate in extremely competitive markets, and our business, results of operations and financial condition will suffer if we are unable to compete effectively.

We operate in highly competitive industries. There are an estimated 3,000 greeting card publishers in the United States ranging from small family-run organizations to major corporations. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products that, together, are estimated to encompass approximately 85% of the overall market. Our main competitor, Hallmark Cards, Inc., may have substantially greater financial, technical or marketing resources, a greater customer base, stronger name recognition and a lower cost of funds than we do. That competitor may also have longstanding relationships with certain large customers to which it may offer products that we do not provide, putting us at a competitive disadvantage. As a result, this competitor or others may be able to:

•	adapt to changes in customer requirements more quickly;

•	take advantage of acquisitions and other opportunities more readily;

•	devote greater resources to the marketing and sale of its products; and

•	adopt more aggressive pricing policies.

There can be no assurance that we will be able to continue to compete successfully in this market or against such competition. If we are unable to introduce new and innovative products that are attractive to our customers and ultimate consumers, or if we are unable to allocate sufficient resources to effectively market and advertise our products to achieve widespread market acceptance, we may not be able to compete effectively, and our results of operations and financial condition could be adversely affected.

Our business, results of operations and financial condition may be adversely affected by retail consolidations.

With the growing trend toward retail trade consolidation, we are increasingly dependent upon a reduced number of key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, scan-based trading and other conditions. Increased consolidations in the retail industry could result in other changes that could damage our business, such as a loss of customers. In addition, as the bargaining strength of our retail customers grows, we may be required to grant greater credits, discounts, allowances and other incentive considerations to these customers. We may not be able to recover the costs of these incentives if the customer does not purchase a sufficient amount of products during the term of its agreement with us, which could materially and adversely affect our business, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected by volatility in the demand for our products.

Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, the effects of war, terrorism or threats of war or terrorism, fuel prices and consumer confidence in future economic conditions. Our business, and that of most of our customers, may experience periodic downturns in direct relation to downturns in the general economy. A general slowdown in the economies in which we sell our products, or even an uncertain economic outlook, could adversely affect consumer spending on discretionary items, such as our products, and, in turn, could adversely affect our sales, results of operations and financial condition.

Rapidly changing trends in the children’s entertainment market could adversely affect our business.

A portion of our business and results of operations depends upon the appeal of our licensed character properties, which are used to create various toy and entertainment items for children. Consumer preferences, particularly among children, are continuously changing. The children’s entertainment industry experiences significant, sudden and often unpredictable shifts in demand caused by changes in the preferences of children to more “on trend” entertainment properties. In recent years, there have been trends towards shorter life cycles for individual youth entertainment products. Our ability to maintain our current market share and increase our market share in the future depends on our ability to satisfy consumer preferences by enhancing existing entertainment properties and developing new entertainment properties. If we are not able to successfully meet these challenges in a timely and cost-effective manner, demand for our collection of entertainment properties could decrease and our business, results of operations and financial condition may be materially and adversely affected.

Our results of operations fluctuate on a seasonal basis.

The social expression industry is a seasonal business, with sales generally being higher in the second half of our fiscal year due to the concentration of major holidays during that period. Consequently, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels, since we usually order and manufacture merchandise in advance of peak selling periods and sometimes before new trends are confirmed by customer orders or consumer purchases. We must carry significant amounts of inventory, especially before the holiday season selling period. If we are not successful in selling the inventory during the holiday period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

We depend on mall traffic and the availability of suitable lease space.

Many of our retail stores are located in shopping malls. Sales at these stores are derived, in part, from the high volume of traffic attributable to mall “anchor” tenants (generally large department stores) and other area attractions, as well as from the continued appeal of malls as shopping destinations. Sales volume related to mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers or from other malls where we do not have stores, or from the closing of anchor department stores. In addition, a decline in the popularity of a particular mall, or a decline in the appeal of mall shopping generally among our target consumers, would adversely affect our business. Our ability to grow our Retail Operations is dependent on our ability to open new stores in desirable locations with capital investment and lease costs that allow us to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. In addition, to the extent that shopping mall owners are not satisfied with the sales volume of our current retail stores, we may lose existing store locations.

We rely on foreign sources of production and face a variety of risks associated with doing business in foreign markets.

We rely to a significant extent on foreign manufacturers for various products we distribute to customers. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. We generally do not have long-term merchandise supply contracts and some of our imports are subject to existing or potential duties, tariffs or quotas. In addition, a portion or our current operations are conducted and located abroad. The success of our sales to, and operations in, foreign markets depends on numerous factors, many of which are beyond our control, including economic conditions in the foreign countries in which we sell our products. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as:

•	political instability and civil unrest;

•	imposition of new legislation and Customs’ regulations relating to imports that may limit the quantity and/or increase the costs of goods which may be imported into the United States from countries in a particular region;

•	currency and foreign exchange risks; and

•	potential delays or disruptions in transportation.

Also, new regulatory initiatives may be implemented that have an impact on the trading status of certain countries and may include antidumping duties or other trade sanctions, which could increase the cost of products purchased from suppliers in such countries.

Additionally, as a large, multinational corporation, we are subject to a host of governmental regulations throughout the world, including antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to criminal or monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

Our inability to protect our intellectual property rights could reduce the value of our products and brand.

Our trademarks, trade secrets, copyrights, patents and all of our other intellectual property rights are important assets. We rely on copyright and trademark laws in the United States and other jurisdictions and on confidentiality agreements with some employees and others to protect our proprietary rights. If any of these rights were infringed or invalidated, our business could be materially and adversely affected. In addition, our activities could infringe upon the proprietary rights of others, who could assert infringement claims against us. We could face costly litigation if we are forced to defend these claims. If we are unsuccessful in doing so, our business, results of operations and financial condition may be materially and adversely affected.

We seek to register our trademarks in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. In addition, our confidentiality agreements with some employees or others may not provide adequate protection in the event of unauthorized use or disclosure of our proprietary information, or if our proprietary information otherwise becomes known, or is independently developed by competitors.

We may not realize the full benefit of the material we license from third parties if the licensed material has less market appeal than expected or if sales revenues from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

An important part of our business involves obtaining licenses to produce products based on various popular brands, character properties, design and other licensed material owned by third parties. Such license agreements usually require that we pay an advance and/or provide a minimum royalty guarantee that may be substantial, and in some cases may be greater than what we will be able to recoup in profits from actual sales, which could result in write-offs of such amounts that would adversely affect our results of operations. In addition, we may acquire or renew licenses requiring minimum guarantee payments that may result in us paying higher effective royalties, if the overall benefit of obtaining the license outweighs the risk of potentially losing, not renewing or otherwise not obtaining a valuable license. When obtaining a license, we realize there is no guarantee that a particular licensed property will make a successful greeting card or other product in the eye of the ultimate consumer. Furthermore, there can be no assurance that a successful licensed property will continue to be successful or maintain a high level of sales in the future. In the event that we are not able to acquire or maintain advantageous licenses, our business, results of operations and financial condition may be materially and adversely affected.

We cannot assure you that we will have adequate liquidity to fund our ongoing cash needs.

One of our key business strategies is to gain profitable market share by spending at least $100 million to revamp our greeting card business over the next several years, primarily in our core greeting card business, with the majority of the expense occurring during fiscal year 2007. The actual amount and timing of the expenditures will depend on the success of the strategy and the schedules of our retail partners. In addition, we may have additional funding needs during or after that period that are not currently known. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on terms acceptable to management or within limitations that are contained in our current or future financing arrangements. Failure to obtain any necessary additional financing could result in the delay or abandonment of some or all of our plans, negatively impact our ability to make capital expenditures and result in our failure to meet our obligations.

The terms of our indebtedness may restrict our ability to pursue our growth strategy.

The terms of our credit agreement impose restrictions on our ability to, among other things, borrow and make investments, acquire other businesses, and make capital expenditures and distributions on our capital stock. In addition, our credit agreement requires us to satisfy specified financial covenants. Our ability to comply with these provisions depends, in part, on factors over which we may not have control. These restrictions could adversely affect our ability to pursue our growth strategy. If we were to breach any of our financial covenants or fail to make scheduled payments, our creditors could declare all amounts owed to them to be immediately due and payable. We may not have available funds sufficient to repay the amounts declared due and payable, and may have to sell our assets to repay those amounts. Our credit agreement is secured by substantially all of our domestic assets, including the stock of certain of our subsidiaries. If we cannot repay all amounts that we have borrowed under our credit agreement, our lenders could proceed against our assets.

Bankruptcy of key customers could give rise to an inability to pay us and increase our exposure to losses from bad debts.

Many of our largest customers are mass-market retailers. The mass-market retail channel in the U.S. has experienced significant shifts in market share among competitors in recent years, causing large retailers to experience liquidity problems and file for bankruptcy protection. There is a risk that these key customers will not pay us, or that payment may be delayed because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts. Additionally, our business, results of operations and financial condition could be materially and adversely affected if these mass-market retailers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores they operate.

Difficulties in integrating potential acquisitions could adversely affect our business.

We regularly evaluate potential acquisition opportunities to support and strengthen our business. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire candidates on acceptable terms or integrate acquired businesses successfully. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, results of operations and financial condition. Furthermore, the process of integrating acquired businesses effectively involves the following risks:

•	unexpected difficulty in assimilating operations and products;

•	diverting management’s attention from other business concerns;

•	entering into markets in which we have limited or no direct experience; and

•	losing key employees of an acquired business.

Increases in raw material and energy costs may materially raise our cost of goods sold and materially impact our profitability.

Paper is a significant expense in the production of our greeting cards. Significant increases in paper prices, which have been volatile in past years, or increased costs of other raw materials or energy may result in declining margins and operating results if market conditions prevent us from passing these increased costs on to our customers through timely price increases on our greeting cards and other social expression products.

The loss of key members of our senior management and creative teams could adversely affect our business.

Our success and continued growth depend largely on the efforts and abilities of our current senior management team as well as upon a number of key members of our creative staff, who have been instrumental in our success thus far, and upon our ability to attract and retain other highly capable and creative individuals. The loss of some of our senior executives or key members of our creative staff, or an inability to attract or retain other key individuals, could materially and adversely affect us. We seek to compensate our key executives, as well as other employees, through competitive salaries, stock ownership, bonus plans, or other incentives, but we can make no assurance that these programs will enable us to retain key employees or hire new employees.

If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike, or other work stoppage, our business and results of operations could be materially adversely affected.

We are party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. In particular, approximately 2,700 of our employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

Various environmental regulations and risks applicable to a manufacturer and/or distributor of consumer products may require us to take actions, which will adversely affect our results of operations.

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations with respect to chemical usage, air emissions, wastewater and storm water discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, we are unable to predict the ultimate cost of compliance with these requirements, which may be significant, or the effect on our operations. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have a material and adverse effect on our business, results of operations and financial condition.

We may be subject to product liability claims and our products could be subject to involuntary recalls and other actions.

We are subject to regulations by the Consumer Product Safety Commission and other regulatory agencies. Concerns about product safety may lead to a recall of selected products. We have experienced, and in the future may experience, defects or errors in products after their production and sale to customers. Such defects or errors could result in the rejection of our products by consumers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm our business. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Additionally, we may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of our products, absence or cost of insurance, and administrative costs associated with recalls could harm our reputation, increase costs or reduce sales.

Acts of nature could result in an increase in the cost of raw materials; other catastrophic events, including earthquakes, could interrupt critical functions and otherwise adversely affect our business and results of operation.

Acts of nature could result in an increase in the cost of raw materials or a shortage of raw materials, which could influence the costs of goods supplied to us. Additionally, we have significant operations, including our largest manufacturing facility, near a major earthquake fault line in Arkansas. A catastrophic event, such as an earthquake, fire, tornado, or other natural or man made disaster, could disrupt our operations and impair production or distribution of our products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our results of operations.

Members of the Weiss family and related entities own a substantial portion of our common shares, whose interests may differ from those of other shareholders.

Our authorized capital stock consists of Class A common shares and Class B common shares. The economic rights of each class of common shares are identical, but the voting rights differ. Class A common shares are entitled to one vote per share, and Class B common shares are entitled to ten votes per share. There is no public trading market for the Class B common shares, which are held by members of the extended family of American Greetings’ founder, officers and directors of American Greetings and their extended family members, family trusts, institutional investors and certain other persons. As of March 31, 2006, Morry Weiss, the Chairman of the

Board of Directors, Zev Weiss, the Chief Executive Officer, Jeffrey Weiss, the President and Chief Operating Officer, and Erwin Weiss, the Senior Vice President, Specialty Business, together with other members of the Weiss family and certain trusts and foundations established by the Weiss family beneficially owned approximately 73% in the aggregate of our outstanding Class B common shares, which, together with Class A common shares beneficially owned by them, represents approximately 35% of the voting power of our outstanding capital stock. Accordingly, these members of the Weiss family, together with the trusts and foundations established by them, would be able to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation or Code of Regulations, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with your interests. The existence of these levels of ownership concentrated in a few persons makes it less likely that any other shareholder will be able to affect our management or strategic direction. These factors may also have the effect of delaying or preventing a change in our management or voting control or its acquisition by a third party.

Our charter documents and Ohio law may inhibit a takeover and limit our growth opportunities, which could adversely affect the market price of our common shares.

Certain provisions of Ohio law and our Articles of Incorporation could have the effect of making it more difficult or discouraging for a third party to acquire or attempt to acquire control of American Greetings. Our Articles of Incorporation provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Corporation. In addition, the Articles of Incorporation provide for Class B common shares, which have ten votes per share.

As an Ohio corporation, we are subject to the provisions of Section 1701.831 of the Ohio Revised Code, known as the “Ohio Control Share Acquisition Statute.” The Ohio Control Share Acquisition Statute provides that notice and information filings, and special shareholder meeting and voting procedures, must occur prior to any person’s acquisition of an issuer’s shares that would entitle the acquirer to exercise or direct the voting power of the issuer in the election of directors within specified ranges of share ownership. The Ohio Control Share Acquisition Statute does not apply to a corporation if its articles of incorporation or code of regulations so provide. We have not opted out of the application of the Ohio Control Share Acquisition Statute.

We are also subject to Chapter 1704 of the Ohio Revised Code, known as the “Merger Moratorium Statute.” If a person becomes the beneficial owner of 10% or more of an issuer’s shares without the prior approval of its board of directors, the Merger Moratorium Statute prohibits a merger, consolidation, combination or majority share acquisition between us and such shareholder or an affiliate of such shareholder for a period of three years from the date on which the shareholder first became a beneficial owner of 10% or more of the issuer’s shares. The prohibition imposed by Chapter 1704 continues indefinitely after the initial three-year period unless the transaction is approved by the holders of at least two-thirds of the voting power of the issuer or satisfies statutory conditions relating to the fairness of the consideration to be received by the shareholders. The Merger Moratorium Statute does not apply to a corporation if its articles of incorporation or code of regulations so provide. We have not opted out of the application of the Merger Moratorium Statute.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 28, 2006, we own or lease approximately 11 million square feet of plant, warehouse and office space, of which approximately 300,000 square feet are leased. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes our principal plants and materially important physical properties. Under the revolving credit facility that was terminated and replaced on April 4, 2006, all of our domestic real property secured indebtedness outstanding from time to time thereunder and under our 6.10% notes due August 1, 2028. On April 4, 2006, we entered into a new credit agreement under which we are not required to pledge our real property to secure indebtedness thereunder. As a result, as of the date of this report, our domestic real property no longer secures indebtedness under either our revolving credit facility or our 6.10% notes.

*	—Indicates calendar year

	Approximate Square Feet Occupied		Expiration Date of Material Leases*	Principal Activity
Location	Owned	Leased
Cleveland Ohio	1,700,000

World Headquarters:

General offices of North American Greeting Card Division; Plus Mark, Inc.; Carlton Cards Retail, Inc.; Learning Horizons, Inc.; AG Interactive, Inc.; and AGC, Inc.; creation and design of greeting cards, gift wrap, party goods, candles, stationery and giftware; marketing of electronic greetings

Bardstown, Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards

Berea, Kentucky	552,000			Production and distribution of candles

Danville, Kentucky	1,374,000			Distribution of everyday products including greeting cards

Lafayette, Tennessee	194,000			Manufacture of envelopes for greeting cards, cutting, folding, finishing and packaging of cellos and stationery cards

Burgaw, North Carolina		59,000	2006	Manufacture of plastic molded party ware

Osceola, Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products

Philadelphia, Mississippi		98,000	2007	Hand finishing of greeting cards

Ripley, Tennessee	165,000			Greeting card printing (lithography)

Kalamazoo, Michigan	602,500			Manufacture and distribution of party goods

Forest City, North Carolina (Two Locations)	498,000			Manufacture of display fixtures and other custom display fixtures by A.G. Industries, Inc.

Greeneville, Tennessee (Two Locations)	1,410,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark, Inc.

Toronto, Ontario Canada		87,000	2008	General office of Carlton Cards Limited (Canada)

	Approximate Square Feet Occupied		Expiration Date of Material Leases*	Principal Activity
Location	Owned	Leased
Clayton, Australia	208,000			General offices of John Sands companies and manufacture of greeting cards and related products

Dewsbury, England (Two Locations)	394,000			General offices of Carlton Cards Limited (U.K.) and manufacture of greeting cards and related products

Croydon, Hull, Leicester and Oxford, England (Three Locations)	116,500	31,000	2007/2014	Manufacture and distribution of greeting cards and related products

Stafford Park, England (Two Locations)	219,000	29,000	2010	General offices and warehouse for Gibson Hanson Graphics Ltd.

Mexico City, Mexico	89,000			General offices of Carlton Mexico, S.A. de C.V. and distribution of greeting cards and related products

Item 3.	Legal Proceedings

We are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

Item 4.	Submission of Matters to Vote of Security Holders

None

Executive Officers of the Registrant

The following table sets forth our executive officers, their ages as of April 30, 2006, and their positions and offices:

Name	Age	Current Position and Office
Morry Weiss	65	Chairman
Zev Weiss	39	Chief Executive Officer
Jeffrey Weiss	42	President and Chief Operating Officer
John S. N. Charlton	60	Senior Vice President, International
Michael L. Goulder	46	Senior Vice President, Executive Supply Chain Officer
Thomas H. Johnston	58	Senior Vice President, Creative and Merchandising; President, Carlton Cards Retail, Inc.
Catherine M. Kilbane	43	Senior Vice President, General Counsel and Secretary
William R. Mason	61	Senior Vice President, Wal-Mart Team
Michael J. Merriman, Jr.	49	Senior Vice President and Chief Financial Officer
Erwin Weiss	57	Senior Vice President, Specialty Business
Steven S. Willensky	51	Senior Vice President, Executive Sales and Marketing Officer
Joseph B. Cipollone	47	Vice President, Corporate Controller
Josef Mandelbaum	39	CEO—AG Intellectual Properties
Brian T. McGrath	55	Vice President, Human Resources
Douglas W. Rommel	50	Vice President, Information Services
Stephen J. Smith	42	Vice President, Treasurer and Investor Relations

Morry Weiss and Erwin Weiss are brothers. Jeffrey Weiss and Zev Weiss are the sons of Morry Weiss. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time; provided, however, that the removal of an executive officer would be subject to the terms of their respective employment agreements, if any.

•	Morry Weiss joined American Greetings in 1961 and had various responsibilities with the Corporation including Group Vice President of Sales, Marketing and Creative. In June 1978, Mr. Morry Weiss was appointed President and Chief Operating Officer. From October 1987 until June 1, 2003, he was Chief Executive Officer of the Corporation. In February 1992, Mr. Morry Weiss became Chairman.

•	Zev Weiss was Regional Sales Director for the Corporation’s Carlton Cards Retail, Inc. unit from July 1994 to May 1995; Regional Sales Manager for the Corporation’s U.S. Greeting Card Division from May 1995 to May 1997; Executive Director of National Accounts for the Corporation’s U.S. Greeting Card Division from May 1997 until March 2000; Vice President, Strategic Business Units from March 2000 until March 2001; Senior Vice President from March 2001 until December 2001; and Executive Vice President from December 2001 until June 2003 when he was named Chief Executive Officer.

•	Jeffrey Weiss was Vice President, Materials Management of the Corporation’s U.S. Greeting Card Division from October 1996 until May 1997; Vice President, Product Management of the Corporation’s U.S. Greeting Card Division from May 1997 until January 1998; Senior Vice President from January 1998 until March 2000; and Executive Vice President, North American Greeting Card Division of the Corporation from March 2000 until June 2003 when he was named President and Chief Operating Officer.

•	John S. N. Charlton was Managing Director of the Consumer Products Division of Pentland Group plc in the United Kingdom from 1988 until 1998, and Managing Director of UK Greetings Ltd. (a wholly-owned subsidiary of American Greetings which owns certain of our operating subsidiaries in the United Kingdom) from 1998 until becoming Senior Vice President, International in October 2000.

•	Michael L. Goulder was a Vice President in the management consulting firm of Booz Allen Hamilton from October 1998 until September 2002. He became a Senior Vice President of the Corporation in November 2002 and is currently the Senior Vice President, Executive Supply Chain Officer.

•	Thomas H. Johnston was Chairman, President and Chief Executive Officer of Sutton Place Gourmet, a Gourmet food retailer, from July 1995 until July 2000, where he remained as Chairman until February 2001. He was Managing Director of Gruppo, Levey & Co., an investment banking firm focused on the direct marketing and specialty retail industries, from November 2001 until May 2004, when he became Senior Vice President and President of Carlton Cards Retail. Mr. Johnston became Senior Vice President, Creative and Merchandising in December 2004.

•	Catherine M. Kilbane was a partner with the law firm of Baker & Hostetler LLP until becoming Senior Vice President, General Counsel and Secretary in October 2003.

•	William R. Mason was Senior Vice President, General Sales Manager from June 1991 until becoming Senior Vice President, Wal-Mart Team in September 2002.

•	Michael J. Merriman, Jr., has served as the Senior Vice President and Chief Financial Officer of American Greetings since September 2005. Prior to joining American Greetings, Mr. Merriman was a private investor since April 2004, the President and Chief Executive Officer of Royal Appliance Mfg. Co., a publicly-held manufacturer and marketer of Dirt Devil vacuum cleaners, from 1995 until April 2004 and was its Chief Financial Officer from 1992 to 1995. Prior to working with Royal Appliance, Mr. Merriman was a partner in the audit practice of Arthur Andersen & Co.

•	Erwin Weiss has held various positions with the Corporation since joining in 1977, including most recently as Senior Vice President, Consumer Products, from June 1999 to June 2001 and Senior Vice President, Program Realization from June 2001 until becoming Senior Vice President, Specialty Business in June 2003.

•	Steven S. Willensky was President of Medex, a medical products subsidiary of The Furon Company, from 1997 to 2000, and President and Chief Executive Officer of Westec Interactive, a provider of interactive security and remote monitoring systems, from 2000 to 2002. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in September 2002.

•	Joseph B. Cipollone was Director, Corporate Financial Planning of the Corporation from July 1994 until December 1997; and Executive Director, International Finance of the Corporation from December 1997 until becoming Vice President and Corporate Controller in April 2001.

•	Josef Mandelbaum has held various positions with the Corporation since joining in 1995 as Manager, Business Development, including most recently as the President and Chief Executive Officer of the Corporation’s subsidiary, AG Interactive, Inc. from May 2000 until becoming CEO—AG Intellectual Properties in February 2006, which consists of the Corporation’s AG Interactive, outbound licensing, and inbound licensing businesses.

•	Brian T. McGrath joined the Corporation in 1989 as Director, Industrial Relations, and has served as the Vice President, Human Resources, since November 1998.

•	Douglas W. Rommel was Manager of Customer Support Services within the Information Services division until January 1996; Director of Applications Development within the Information Services division from January 1996 until July 2000; Executive Director of e-business within the Information Services division from July 2000 until becoming the Corporation’s Vice President of Information Services in November 2001.

•	Stephen J. Smith was Treasurer and Officer from 1998 to 1999 and Vice President, Treasurer and Assistant Secretary in 1999 of Insilco Holding Company, an industrial holding company. He was Vice President and Treasurer of General Cable Corporation, a wire and cable company, from 1999 to 2002. He became Vice President, Treasurer and Investor Relations of the Corporation in April 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.    Our Class A common shares are listed on the New York Stock Exchange under the symbol AM. The high and low sales prices, as reported in the New York Stock Exchange listing, for the years ended February 28, 2006 and 2005, were as follows:

	2006		2005
	High	Low	High	Low
1st Quarter	$26.60	$22.31	$23.45	$19.09
2nd Quarter	27.16	24.31	24.18	20.87
3rd Quarter	28.02	23.82	28.16	23.98
4th Quarter	26.45	20.32	27.92	23.19

There is no public market for our Class B common shares. Pursuant to our Amended Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to American Greetings for purchase at the most recent closing price for our Class A common shares. If we do not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer.

National City Bank, Cleveland, Ohio, is our registrar and transfer agent.

Shareholders.    At February 28, 2006, there were approximately 32,600 holders of Class A common shares and 150 holders of Class B common shares of record and individual participants in security position listings.

Dividends.    The following table sets forth the dividends paid by us in 2006 and 2005.

Dividends per share declared in	2006	2005
1st Quarter	$0.08	$—
2nd Quarter	0.08	—
3rd Quarter	0.08	0.06
4th Quarter	0.08	0.06

Total	$0.32	$0.12

We did not pay cash dividends on our common shares during the first and second quarters of 2005. Although we expect to continue paying dividends, payment of future dividends will be determined by the Board of Directors in light of appropriate business conditions. In addition, our senior secured credit facility restricts our ability to pay shareholder dividends. Our credit facility also contains certain other restrictive covenants that are customary for similar credit arrangements, including covenants relating to financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, repurchases of capital stock, acquisitions and transactions with affiliates. There are also financial covenants that require us to maintain a maximum leverage ratio (consolidated indebtedness minus unrestricted cash over consolidated EBITDA), and a minimum interest coverage ratio (consolidated EBITDA over consolidated interest expense). These restrictions are subject to customary baskets and financial covenant tests. For a further description of the limitations imposed by our senior secured credit facility, see the discussion in Part II, Item 7, under the heading “Liquidity and Capital Resources,” and Notes 11 and 19 to the Consolidated Financial Statements included in Part II, Item 8.

Securities Authorized for Issuance Under Equity Compensation Plans.    Please refer to the information set forth under the heading “Equity Compensation Plan Information” included in Item 12 of this Annual Report on Form 10-K.

(b) Not Applicable.

(c) The following table provides information with respect to our purchases of our common shares made during the three months ended February 28, 2006.

Period	Total Number of Shares Repurchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
December 2005	Class A – 1,305,000 Class B – 1,612(1)	$23.21 25.03	(2)	1,305,000 —	(3)	$20,650,186

January 2006	Class A – 947,448 Class B – — (1)	$21.80 —	(2)	947,448 —	(3)	$—

February 2006	Class A – 2,050,000 Class B – 2,511(1)	$20.87 20.54	(2)	2,050,000 —	(3)	$157,221,080

Total	Class A – 4,302,448 Class B – 4,123(1)			4,302,448 —	(3)

(1)	There is no public market for our Class B common shares. Pursuant to our Amended Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On April 5, 2005, American Greetings announced that its Board of Directors authorized a program to repurchase up to $200 million of its Class A common shares over a 12-month period, which was scheduled to expire in April 2006. On February 1, 2006, American Greetings announced that it completed this initial $200 million repurchase program, purchasing approximately 8.2 million Class A common shares for $200 million during the fiscal year. Also on February 1, 2006, American Greetings announced that its Board of Directors authorized a second program to repurchase up to an additional $200 million of its Class A common shares. There is no set expiration date for this second repurchase program, and repurchases are made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The amounts purchased in December 2005 and January 2006 were purchased under the initial repurchase program and the amounts purchased in February 2006 were purchased under the second repurchase program.

Item 6.	Selected Financial Data

Thousands of dollars except share and per share amounts

	2006	2005	2004	2003	2002
Summary of Operations
Net sales	$1,885,701	$1,883,367	$1,937,540	$1,923,483	$1,857,134
Gross profit	1,035,543	988,257	1,032,988	1,076,100	955,033
Goodwill impairment	43,153	—	—	—	—
Restructure and other charges	—	—	—	—	55,819
Interest expense	35,124	79,397	85,690	78,972	78,433
Income (loss) from continuing operations	90,125	69,497	96,659	111,834	(126,156)
(Loss) income from discontinued operations, net of tax	(5,749)	25,782	8,011	9,272	3,846
Net income (loss)	84,376	95,279	104,670	121,106	(122,310)
Earnings (loss) per share:
Income (loss) from continuing operations	1.37	1.01	1.45	1.71	(1.98)
(Loss) income from discontinued operations, net of tax	(0.09)	0.38	0.12	0.14	0.06
Earnings (loss) per share	1.28	1.39	1.57	1.85	(1.92)
Earnings (loss) per share—assuming dilution	1.16	1.25	1.40	1.63	(1.92)
Cash dividends declared per share	0.32	0.12	—	—	0.20
Fiscal year end market price per share	20.98	24.63	22.67	13.12	13.77
Average number of shares outstanding	65,965,024	68,545,432	66,509,332	65,636,621	63,615,193

Financial Position
Accounts receivable—net	$142,087	$182,084	$225,987	$281,995	$266,408
Inventories	217,318	218,711	234,836	267,674	278,415
Working capital	578,102	804,234	782,181	564,030	379,233
Total assets	2,218,962	2,524,207	2,475,535	2,574,147	2,607,215
Property, plant and equipment additions	46,188	47,243	31,541	27,484	22,295
Long-term debt	300,516	486,087	665,835	726,451	853,010
Shareholders’ equity	1,220,025	1,386,780	1,267,540	1,077,464	902,419
Shareholders’ equity per share	20.22	20.09	18.79	16.35	14.15
Net return on average shareholders’ equity from continuing operations	6.9%	5.2%	8.2%	11.3%	(12.9)%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements. This discussion and analysis, and other statements made in this Report, contain forward-looking statements, see “Factors That May Affect Future Results” at the end of this discussion and analysis for a discussion of the uncertainties, risks and assumptions associated with these statements. Unless otherwise indicated or the context otherwise requires, the “Corporation,” “we,” “our,” “us” and “American Greetings” are used in this report to refer to the businesses of American Greetings Corporation and its consolidated subsidiaries.

OVERVIEW

Founded in 1906, we are the world’s largest publicly owned creator, manufacturer and distributor of social expression products. Headquartered in Cleveland, Ohio, we employ approximately 19,200 associates around the world and are home to one of the world’s largest creative studios.

Our major domestic greeting card brands are American Greetings, Carlton Cards and Gibson and other domestic products include DesignWare party goods, GuildHouse candles, Plus Mark gift-wrap and boxed cards, DateWorks calendars, Learning Horizons educational products and AGI Schutz display fixtures. We also create and license our intellectual properties such as the “Care Bear” and “Strawberry Shortcake” characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings, ringtones for cellular telephones and other content for the digital marketplace. As of February 28, 2006, the Retail Operations segment owned and operated 503 card and gift shops throughout North America.

Our international operations include wholly owned subsidiaries in the United Kingdom (“U.K.”), Canada, Australia, New Zealand, Mexico and South Africa, as well as licensees in approximately 50 other countries.

Our business exhibits seasonality, which is typical for most companies in the retail industry. Sales are higher in the second half of the year due to the concentration of major holidays during that period. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Working capital requirements needed to finance operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as inventory is increased in preparation for the peak selling season.

We recognized net income of $84.4 million in 2006 compared to $95.3 million in 2005. Included in the results this year is the net loss from discontinued operations of $5.7 million resulting primarily from the planned divestiture of our South African business. The prior year results included income from discontinued operations of $25.8 million primarily from our divestiture of the Magnivision reading glasses subsidiary in October 2004.

Cash flow generation remained strong and we ended the year with a combined balance of cash, cash equivalents and short-term investments of $422.4 million.

During the year, and in our planning for next year, we continue to focus on two key operational and financial strategies. Our operational strategy of investing in growth is focused on strengthening our core greeting card business. This strategy targets improved card product and the merchandising of that product to enrich our consumers’ shopping experience. This represents the next step in the process we have been following the past few years as we worked to stabilize the infrastructure of the business, reduce costs, modify business processes relative to product development, sourcing and delivery systems and become a consumer driven organization.

In executing this next step, we have committed approximately $75 million to converting customers to scan-based trading, refreshing product at retail, implementing new delivery systems and improving the merchandising of our product, including new and enhanced display fixtures. These expenditures, which we expect to be weighted toward the second half of the year, will significantly reduce our operating earnings during fiscal 2007.

Our financial strategy focuses on optimizing our capital structure, which includes investing in our own stock as we continue to believe that our shares are trading at a discount to their intrinsic value and refinancing our debt. During 2006, we completed the $200 million stock repurchase program announced in April 2005 and initiated another $200 million stock repurchase program in February. For the year, we repurchased approximately 10.3 million shares of our Class A common stock for approximately $243 million.

On April 6, 2006, we announced our plan to significantly change our debt structure. We expect that these changes, along with our continued strong cash generation, will permit us to simultaneously execute these strategies. Refer to Note 19 to the Consolidated Financial Statements for additional information related to the debt refinancing plan.

During 2006, we continued the implementation of the 2005 initiatives, including the implementation of a new merchandising strategy for seasonal space management, an overhead reduction program and the closure of the Franklin, Tennessee manufacturing facility. The operational benefits and cost savings from these initiatives favorably impacted 2006 results and we anticipate will provide an even greater impact in the future. Continuing our commitment to improve efficiency and cost reduction, in 2006, we announced the planned closure of the Lafayette, Tennessee facility and made additional reductions to overhead at a total cost of approximately $4 million.

In reporting our 2005 results, we noted that due to declining results and cash flows during the past two years, the fair value of the Retail Operations segment and our Australian business, determined for the purpose of testing goodwill for impairment, had declined and as a result we established performance metrics to monitor these businesses for potential indicators of impairment. During the third quarter of 2006, indicators emerged within these businesses that led us to conclude that an interim goodwill impairment test was required. As a result of this testing, we recorded an impairment charge to write-off the goodwill of these business units, totaling $43.2 million. Refer to Note 9 to the Consolidated Financial Statements for additional information related to the impairment charge.

Net sales for 2006 were flat compared to the prior year, however the 2005 amounts included the impact of converting a major customer to scan-based trading and the implementation of a new strategy for seasonal space management, which reduced net sales by approximately $32 million and $13 million, respectively. Net sales in the International Social Expression Products segment, primarily in the U.K., the Retail Operations segment and the fixtures business were down, while net sales in the AG Interactive segment improved.

For 2006, AG Interactive changed its fiscal year-end from December 31 to February 28. Due to this change, our results in 2006 included fourteen months of activity for AG Interactive, which added approximately $11 million to net sales for the year with no impact on net income. In addition, we purchased the remaining outstanding minority interests in AG Interactive during the year and now own 100% of this subsidiary.

RESULTS OF OPERATIONS

Comparison of the years ended February 28, 2006 and 2005

In 2006, net income was $84.4 million, or $1.16 per diluted share, compared to net income of $95.3 million, or $1.25 per diluted share, in 2005.

Our results for 2006 and 2005 are summarized below:

(Dollars in thousands)	2006	% Net Sales	2005	% Net Sales
Net sales	$1,885,701	100.0%	$1,883,367	100.0%
Material, labor and other production costs	850,158	45.1%	895,110	47.5%
Selling, distribution and marketing	637,496	33.8%	648,120	34.4%
Administrative and general	245,608	13.0%	249,984	13.3%
Goodwill impairment	43,153	2.3%	—	0.0%
Interest expense	35,124	1.8%	79,397	4.2%
Other income—net	(64,773)	(3.4%)	(96,069)	(5.1%)

Total costs and expenses	1,746,766	92.6%	1,776,542	94.3%

Income from continuing operations before income tax expense	138,935	7.4%	106,825	5.7%
Income tax expense	48,810	2.6%	37,328	2.0%

Income from continuing operations	90,125	4.8%	69,497	3.7%
(Loss) income from discontinued operations, net of tax	(5,749)	(0.3%)	25,782	1.4%

Net income	$84,376	4.5%	$95,279	5.1%

Net Sales Overview

Consolidated net sales in 2006 were $1.89 billion, an increase of $2.3 million from the prior year. However, the scan-based trading buyback as well as the returns costs for the revised merchandising strategy reduced prior year net sales by $45 million. Including the impact of these prior year items, consolidated net sales decreased approximately $43 million in 2006 from 2005. This decrease was primarily the result of lower sales in the Retail Operations segment, North American Social Expression Products segment, International Social Expression Products segment and the fixtures business.

The Retail Operations segment decreased approximately $31 million, which is attributable to a decrease in same-store sales and fewer stores. The North American Social Expression Products segment, considering the $45 million prior year net sales reduction, decreased approximately $22 million due to significantly lower sales of promotional gift-wrap and calendars, partially offset by strengthening in the greeting card business. The fixtures business decreased approximately $14 million as this business unit has focused on eliminating lower margin sales. The International Social Expression Products segment decreased approximately $14 million, primarily due to continued weak economic conditions in the U.K. These decreases are partially offset by increased net sales in the AG Interactive segment of approximately $32 million as well as approximately $5 million of favorable foreign currency translation. The increases in the AG Interactive segment are primarily attributable to sales from the additional two months of activity resulting from the fiscal year change, the 2005 mid-year acquisitions and a growing subscription revenue base.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2006	2005
Everyday greeting cards	38%	36%
Seasonal greeting cards	21%	20%
Gift-wrap and wrap accessories	16%	17%
All other products*	25%	27%

*	The “all other products” classification includes giftware, party goods, candles, balloons, calendars, custom display fixtures, educational products, stickers, online greeting cards and other digital products.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2006 and 2005 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2006	2005	2006	2005	2006	2005
Unit volume	(0.2%)	(5.5%)	(4.8%)	4.7%	(1.6%)	(2.6%)
Selling prices	0.9%	(0.6%)	5.2%	(3.7%)	2.2%	(1.4%)
Overall increase / (decrease)	0.7%	(6.0%)	0.2%	0.7%	0.5%	(3.9%)

During 2006, combined everyday and seasonal greeting card sales less returns increased 0.5% compared to 2005. However, the prior year included reductions associated with the implementation of scan-based trading at a major customer and the execution of a revised merchandising strategy for seasonal space management. Exclusive of these prior year events, combined everyday and seasonal greeting card sales less returns decreased 2.2% in 2006 compared to 2005, including an overall decrease in unit volume of approximately 4.1%.

The reduction in seasonal card unit volume was the result of year over year decreases in all major seasonal programs with the exception of Father’s Day. The 5.2% increase in average selling price of seasonal cards was due to improved product mix of Mother’s Day, Christmas and Valentine’s Day cards, driven primarily by a lower volume of value priced cards and a richer mix within the non-value line of cards.

Everyday cards unit volume was lower due to the soft economic conditions in the international greeting card businesses, particularly in the U.K., while everyday unit volume was relatively flat in the North American businesses. Consistent with the trend seen throughout the year, selling prices improved compared to the prior year. This price improvement was due primarily to our international business operations as the mix of cards sold shifted to higher priced cards. Partially offsetting the gains were lower selling prices in North America with a shift in mix to a higher volume of value priced cards.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2006 were $850.2 million, a decrease from $895.1 million in 2005. As a percentage of sales, these costs were 45.1% in 2006 compared to 47.5% in 2005. Almost the entire change, as a percentage of sales, is the result of the prior year impact of the scan-based trading buyback and the implementation of a new merchandising strategy for seasonal space management. The decrease in dollars of $44.9 million is due partially to the severance and closure costs recorded in 2005 for an overhead reduction program and the Franklin, Tennessee plant closure ($15 million). The remaining decrease is attributable to favorable volume variances due to the change in sales volume ($17 million) and favorable mix ($36 million). Improved margins due to less promotional pricing in the Retail Operations segment and production improvements in our fixtures business both favorably impacted MLOPC. These improvements were only partially offset by unfavorable spending ($23 million). These spending increases included higher creative content costs ($6 million) and increased costs for AG Interactive primarily related to the additional two months of activity and the 2005 mid-year acquisitions ($4 million). The current year period also included severance charges for the planned Lafayette plant closure ($2 million) and shutdown and relocation costs for the Franklin plant closure ($5 million).

Selling, distribution and marketing expenses were $637.5 million in 2006, decreasing from $648.1 million in the prior year. As a percentage of sales, these costs were 33.8% in 2006 compared to 34.4% for 2005. The decrease of $10.6 million is due primarily to reduced store expenses in the Retail Operations segment due to fewer stores and the prior year correction in the accounting treatment for certain operating leases ($18 million), 2005 severance costs ($6 million) and reduced licensing related expenses attributable to lower royalty revenue ($5 million) partially offset by increased costs in the AG Interactive segment primarily as a result of the additional two months of activity and the 2005 mid-year acquisitions ($14 million) and fixed asset impairment charges in the Retail Operations segment ($4 million).

Administrative and general expenses were $245.6 million in 2006, compared to $250.0 million in 2005. The $4.4 million decrease in expense in 2006 is due primarily to 2005 severance and plant closure costs ($9 million) partially offset by higher information technology related expenses ($2 million), domestic profit-sharing expense ($1 million) and employee development expenses ($1 million).

A goodwill impairment charge of $43.2 million was recorded in the current year as indicators emerged during the period that led us to conclude that an impairment test was required prior to the annual test. As a result, impairment was recorded in one reporting unit in the International Social Expression Products segment, located in Australia ($25 million), and in our Retail Operations segment ($18 million). These amounts represent all of the goodwill of these reporting units.

Interest expense was $35.1 million in 2006, compared to $79.4 million in 2005. The decrease of $44.3 million in interest expense is due primarily to the debt repurchase in 2005. The 2005 interest expense included the payment of the premium and other fees and the write-off of deferred financing costs associated with the notes repurchased ($39 million). Interest savings ($5 million) was realized due to our reduced level of debt.

Other income—net was $64.8 million in 2006 compared to $96.1 million in 2005. The decrease of $31.3 million from 2005 was due in part to the one-time receipt related to our licensing activities ($10 million) and the gain on the sale of an investment ($3 million) both in 2005. In addition, our royalty revenue decreased in 2006 compared to 2005 ($11 million) and we had additional losses on fixed asset disposals ($3 million).

The effective tax rates for 2006 and 2005 were 35.1% and 34.9%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. See Note 17 to the Consolidated Financial Statements for causes of the differences between tax expense at the federal statutory rate and actual tax expense.

Income from discontinued operations for 2006 included losses from the South African business unit ($8 million) partially offset by a tax benefit from the Magnivision sale ($2 million). The losses from the South African business unit included a goodwill impairment charge ($2 million) and a long-lived asset impairment charge ($6 million). The charges and impairments were primarily recorded as a result of the intention to sell the business, and therefore, present the operation at its fair value.

Segment Results

During the fourth quarter of 2006, we adjusted our segment reporting to reflect changes in how our operations are managed, viewed and evaluated. The most significant change was the disaggregation of the former Social Expression Products segment into the North American Social Expression Products and the International Social Expression Products segments. Prior periods have been reclassified to conform to the new segment disclosures. We review segment results using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. For additional segment information, see Note 16 to the Consolidated Financial Statements.

North American Social Expression Products Segment

(Dollars in thousands)	2006	2005	% Change
Net sales	$1,262,273	$1,239,857	1.8%
Segment earnings	253,666	190,966	32.8%

In 2006, net sales of the North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, increased $22.4 million, or 1.8%, from 2005. However, the scan-based trading buyback, as well as the returns costs for the revised merchandising strategy reduced prior year net sales by $45 million. Including the impact of these prior year items, net sales decreased approximately $22 million in 2006 from 2005. This decrease was due to significantly lower sales of promotional gift-wrap and calendars, partially offset by improvement in the greeting card business due to improved pricing of cards.

Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $62.7 million, or 32.8%, in 2006 compared to the prior year. This increase is due to the prior year charges for the scan-based trading buyback ($30 million), the implementation of the new merchandising strategy ($13 million), severance costs ($15 million) and plant closure costs ($11 million) partially offset by current year charges for severance ($3 million) and plant closure costs ($5 million).

International Social Expression Products Segment

(Dollars in thousands)	2006	2005	% Change
Net sales	$276,405	$289,957	(4.7%)
Segment earnings	(11,189)	44,923	(124.9%)

Net sales of the International Social Expression Products segment, excluding the impact of foreign exchange, decreased $13.6 million, or 4.7%, in 2006 compared to 2005. This decrease was due to weak economic conditions, particularly in the U.K., which drove down sales in most product categories. This decrease was partially offset by the impact of the acquisition of Collage Designs Limited (“Collage”) in the fourth quarter of 2005, which added approximately $12 million to net sales in 2006.

Segment earnings, excluding the impact of foreign exchange, decreased $56.1 million compared to 2005. This decrease is due to the goodwill impairment charge in the Australian reporting unit, higher inventory costs due to slower turn rates, higher creative content costs, increased product development costs and implementation costs for new customers partially offset by the earnings contributed by Collage.

Retail Operations Segment

(Dollars in thousands)	2006	2005	% Change
Net sales	$206,765	$238,159	(13.2%)
Segment loss	(33,220)	(20,685)	(60.6%)

The Retail Operations segment exhibits considerable seasonality, which is typical for most retail store operations. A significant amount of the net sales and segment earnings occur during the fourth quarter in conjunction with the major holiday season.

Net sales in our Retail Operations segment, excluding the impact of foreign exchange, decreased $31.4 million, or 13.2%, year over year. Net sales at stores open one year or more were down approximately 5.9% in 2006 from 2005 and the average number of stores decreased 9.2% compared to the prior year. The decline in same-store sales was driven primarily by a 7% decrease in the average number of transactions per store.

Segment loss, excluding the impact of foreign exchange, was $33.2 million in 2006 compared to $20.7 million in 2005. The current year loss included the goodwill impairment ($18 million) and fixed asset impairments ($4 million). Also, 2006 was unfavorably impacted by certain noncapitalizable implementation costs associated with a systems infrastructure upgrade. The impact of lower sales on segment results was softened due to less promotional activity and favorable product mix that improved gross margins by approximately 5.2 percentage points. Segment results benefited from lower store rent and associate costs due to fewer stores. In 2005, segment results included a charge for the correction in the accounting treatment for certain operating leases ($5 million).

AG Interactive Segment

(Dollars in thousands)	2006	2005	% Change
Net sales	$89,616	$57,740	55.2%
Segment earnings (loss)	4,237	(1,022)	N/A

For 2006, AG Interactive changed its fiscal year-end from December 31 to February 28. As a result, 2006 included fourteen months of AG Interactive’s operations.

Net sales, excluding the impact of foreign exchange, increased $31.9 million, or 55.2%, in 2006 over 2005. This substantial increase is the result of the additional two months of activity ($11 million), the 2005 mid-year business acquisitions of MIDIRingTones, LLC and K-Mobile S.A. ($11 million) and growth in our subscription revenue base ($7 million). At the end of 2006, AG Interactive had approximately 2.6 million paid subscribers versus 2.2 million in 2005.

Segment earnings, excluding the impact of foreign exchange, was $4.2 million in 2006 compared to a loss of $1.0 million in 2005. This increase is primarily the result of contribution by the online product group ($9 million) partially offset by acquisition costs, higher technology costs and the costs of new business initiatives ($4 million). The additional two months of activity had no significant impact on segment earnings.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items included interest expense of $35.1 million and $79.4 million in 2006 and 2005, respectively, for centrally incurred debt and domestic profit-sharing expense of $12.4 million and $11.3 million in 2006 and 2005, respectively. In addition, unallocated items included costs associated with corporate operations including the senior management staff, corporate finance, legal and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $53.4 million and $49.3 million in 2006 and 2005, respectively.

Comparison of the years ended February 28, 2005 and February 29, 2004

Net income was $95.3 million, or $1.25 per diluted share, in 2005 compared to net income of $104.7 million, or $1.40 per diluted share, in 2004.

Our results for 2005 and 2004 are summarized below:

(Dollars in thousands)	2005	% Net Sales	2004	% Net Sales
Net sales	$1,883,367	100.0%	$1,937,540	100.0%
Material, labor and other production costs	895,110	47.5%	904,552	46.7%
Selling, distribution and marketing	648,120	34.4%	629,663	32.5%
Administrative and general	249,984	13.3%	217,381	11.2%
Interest expense	79,397	4.2%	85,690	4.4%
Other income—net	(96,069)	(5.1%)	(58,267)	(3.0%)

Total costs and expenses	1,776,542	94.3%	1,779,019	91.8%

Income from continuing operations before income tax expense	106,825	5.7%	158,521	8.2%
Income tax expense	37,328	2.0%	61,862	3.2%

Income from continuing operations	69,497	3.7%	96,659	5.0%
Income from discontinued operations, net of tax	25,782	1.4%	8,011	0.4%

Net income	$95,279	5.1%	$104,670	5.4%

Net Sales Overview

Consolidated net sales in 2005 were $1.88 billion, a decrease of $54.2 million from the prior year. This decrease includes $45 million of sales reductions associated with the scan-based trading buyback ($32 million) which occurred in the fourth quarter, as well as returns costs for a revised merchandising strategy ($13 million) implemented in the third quarter. The remaining decrease is primarily the result of reduced sales in our Retail Operations segment ($35 million) approximately half of which is the result of reduced store count and half from declining same-store sales, combined with reduced third party sales ($22 million) in our display fixtures business, partially offset by favorable foreign currency translation ($35 million) and additional revenues from two acquisitions completed mid-year by AG Interactive ($16 million).

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2005	2004
Everyday greeting cards	36%	38%
Seasonal greeting cards	20%	19%
Gift-wrap and wrap accessories	17%	17%
All other products*	27%	26%

*	The “all other products” classification includes giftware, party goods, candles, balloons, calendars, custom display fixtures, educational products, stickers, online greeting cards and other digital products.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2005 and 2004 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2005	2004	2005	2004	2005	2004
Unit volume	(5.5%)	2.2%	4.7%	(0.6%)	(2.6%)	1.4%
Selling prices	(0.6%)	(1.1%)	(3.7%)	(3.5%)	(1.4%)	(1.9%)
Overall increase / (decrease)	(6.0%)	1.1%	0.7%	(4.1%)	(3.9%)	(0.5%)

During 2005, combined everyday and seasonal greeting card sales less returns fell 3.9% compared to 2004. The shortfall was heavily skewed toward everyday cards where the impact of the scan-based trading buyback and revised merchandising strategy drove net unit volume down 3.9%. The remaining everyday card business was down 2.1% to prior year. The entire decrease in average selling prices for everyday is the result of a shift in product mix driven by accelerated growth of the value card market.

Seasonal card sales less returns improved 0.7% over 2004 levels reflecting some success in our seasonal marketing initiatives. A combination of specific caption refinements by holiday and a broader offering of value priced products resulted in a strong unit volume increase of 4.7%. In addition, average return rates fell 0.6% driving additional benefits throughout the supply chain. The reduction in average selling price of 3.7% is entirely the result of expansion of value cards in the overall mix.

Expense Overview

Material, labor and other production costs for 2005 were 47.5% of net sales, an increase from 46.7% in 2004. Virtually the entire change, as a percentage of sales, is the result of the impact of the scan-based trading buyback and the implementation of a new merchandising strategy for seasonal space management. The decrease in dollars from the prior year was primarily the result of reduced spending due to successful supply chain initiatives ($22 million) and overlapping prior year inventory costs ($13 million), partially offset by increased costs related primarily to a plant closure ($13 million), higher product content costs ($12 million) and incremental costs due to acquisitions ($5 million).

Selling, distribution and marketing expenses were 34.4% of net sales for 2005 compared to 32.5% in 2004, a 1.9 percentage point increase. Spending increases consisted of agency fees for licensing ($10 million), incremental costs due to acquisitions ($14 million), correction for operating lease accounting in our Retail Operations segment ($5 million) and severance charges ($6 million), partially offset by savings resulting from supply chain initiatives ($6 million) and reduced store operating expenses in our Retail Operations segment ($9 million) as a result of fewer store locations.

Administrative and general expenses were $250.0 million in 2005, compared to $217.4 million in 2004. The $32.6 million increase in expense in 2005 is due primarily to increased employee-related costs ($20 million), severance charges ($9 million) and increased spending on systems development ($5 million).

Interest expense was $79.4 million in 2005, compared to $85.7 million in 2004. Interest expense over the two year period was impacted by interest savings from the extinguishment of our $118.0 million term loan in the first quarter of 2004 and the repurchase of $63.6 million and $186.2 million of our 11.75% senior subordinated notes during the third quarter of 2004 and first quarter of 2005, respectively. The current year expense included the payment of the premium and other fees and the write-off of deferred financing fees ($39 million) associated with the notes repurchased. The prior year expense included the write-off of deferred financing fees and a premium payment ($18 million) associated with the term loan extinguishment and notes repurchased.

Other income—net was $96.1 million in 2005 compared to $58.3 million in 2004. The 2005 results were due to increased revenue from licensing royalties of “Care Bear” and “Strawberry Shortcake” products ($19 million), a one-time receipt related to our licensing activities ($10 million), increased interest income ($2 million) and a gain on the sale of an investment ($3 million).

The effective tax rates for 2005 and 2004 were 34.9% and 39.0%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. In 2005, the reduction in the effective tax rate is primarily the result of the favorable benefits associated with recent tax law changes, which allowed us to reduce valuation allowances against certain deferred tax assets. See Note 17 to the Consolidated Financial Statements for causes of the differences between tax expense at the federal statutory rate and actual tax expense.

Segment Results

We review segment results using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. During the fourth quarter of 2006, we adjusted our segment reporting. Prior periods have been reclassified to conform to the new segment disclosures. For additional segment information, see Note 16 to the Consolidated Financial Statements.

North American Social Expression Products Segment

(Dollars in thousands)	2005	2004	% Change
Net sales	$1,239,857	$1,302,210	(4.8%)
Segment earnings	190,966	252,244	(24.3%)

In 2005, net sales of the North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, decreased $62.4 million, or 4.8%, from 2004. This decrease includes $45 million of sales reductions associated with the scan-based trading buyback at a major customer account ($32 million) which occurred in the fourth quarter, as well as returns costs for a revised merchandising strategy ($13 million) implemented in the third quarter. The remaining decrease was primarily due to reduced sales of everyday cards.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $61.3 million, or 24.3%, in 2005 compared to the prior year. This decrease is due to the scan-based trading buyback ($30 million), implementation of the new merchandising strategy ($13 million), severance costs ($15 million) and plant closure costs ($11 million), partially offset by lower field service costs related to the prior year integration of a new major customer ($9 million).

International Social Expression Products Segment

(Dollars in thousands)	2005	2004	% Change
Net sales	$289,957	$287,458	0.9%
Segment earnings	44,923	50,814	(11.6%)

In 2005, net sales of the International Social Expression Products segment, excluding the impact of foreign exchange, increased $2.5 million, or 0.9%, from 2004. This increase was driven primarily by improved mix, with a higher volume of higher priced cards.

Segment earnings, excluding the impact of foreign exchange, decreased $5.9 million, or 11.6%, from 2004. This decrease is attributable to higher merchandiser and distribution costs in the U.K.

Retail Operations Segment

(Dollars in thousands)	2005	2004	% Change
Net sales	$238,159	$272,917	(12.7%)
Segment (loss) earnings	(20,685)	4,269	(584.5%)

The Retail Operations segment exhibits considerable seasonality, which is typical for most retail store operations. A significant amount of the net sales and segment earnings occur during the fourth quarter in conjunction with the major holiday season.

Net sales, excluding the impact of foreign exchange, in the Retail Operations segment decreased $34.8 million, or 12.7%, in 2005 from 2004, as sales of both everyday and seasonal cards were lower. Net sales at stores open one year or more were down approximately 7.3% in 2005 from 2004 and the average number of stores decreased 5.7% compared to the prior year. The average number of transactions per store was down from the prior year by approximately 6%, in part a reflection of continued reduced overall consumer traffic in retail shopping malls.

Segment earnings, excluding the impact of foreign exchange, decreased $25.0 million in 2005 from the prior year. This decrease was due to lower net sales and a $4.9 million charge for a correction in the accounting treatment for certain operating leases. For the year, markdowns to reduce inventory levels were, as a percentage of sales, 3.3 percentage points higher than in the prior year.

During 2005, we undertook a major initiative to address the disappointing performance in our retail operations. With new divisional management in place, we executed initiatives to revise merchandising strategies, close marginally performing stores and invest in point-of-sale infrastructure upgrades.

AG Interactive Segment

(Dollars in thousands)	2005	2004	% Change
Net sales	$57,740	$36,427	58.5%
Segment (loss) earnings	(1,022)	4,540	(122.5%	)

Net sales, excluding the impact of foreign exchange, in the AG Interactive segment increased $21.3 million, or 58.5%, in 2005 over 2004. This substantial increase is the result of the mid-year business acquisitions of MIDIRingTones, LLC and K-Mobile S.A. ($16 million) and increased subscription revenue ($5 million). At the end of 2005, AG Interactive had approximately 2.2 million paid subscribers versus 2.1 million in 2004.

Segment earnings, excluding the impact of foreign exchange, of $4.5 million in 2004 decreased to a loss of $1.0 million in 2005. This decrease is primarily the result of acquisition costs, new business integration costs, higher technology costs and the cost of new business initiatives, which more than offset the benefits from increased sales.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items included interest expense of $79.4 million and $85.7 million in 2005 and 2004, respectively, for centrally incurred debt and domestic profit-sharing expense of $11.3 million and $7.1 million in 2005 and 2004, respectively. In addition, unallocated items included costs associated with corporate operations including the senior management staff, corporate finance, legal and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $49.3 million and $67.2 million in 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash flow generation remained strong in 2006 and we ended the year with a combined balance of cash, cash equivalents and short-term investments of $422.4 million. In the past two years, we have reduced our debt by approximately $191 million, improving our debt to total capital ratio from 34.4% in 2004 to 28.0% in 2006.

Operating Activities

During the year, cash flow from operating activities provided cash of $277.4 million compared to $366.2 million in 2005, a decrease of $88.8 million. This decrease was primarily the result of a lower decrease in net deferred costs of approximately $46 million and the decrease in accounts payable and other liabilities of approximately $33 million, compared to an increase of approximately $29 million in 2005. Cash flow from operating activities for 2005 compared to 2004 resulted in an improvement of $82.0 million from $284.2 million in 2004. The overall increase reflects an approximately $73 million larger reduction of net deferred costs in 2005 compared to 2004.

Accounts receivable, net of the effect of acquisitions, provided a source of cash of $33.4 million in 2006, compared to $55.7 million in 2005 and $75.3 million in 2004. The decrease of $22.3 million in 2006 from the 2005 level is due to the impact of the conversion of a large customer to scan-based trading in 2005. The decrease of $19.6 million in 2005 over 2004 relates to the strong collections during 2004, partially offset by the impact of converting a large customer to scan-based trading in 2005.

Inventories, net of the effect of acquisitions, were a use of cash of $0.2 million in 2006 compared to sources of cash of $23.2 million in 2005 and $42.0 million in 2004. The increase in inventory in 2006 from 2005 was primarily due to higher inventory levels in the Retail Operations segment and decreased inventory turns in the International Social Expression Products segment. The decrease in inventory during 2005 was primarily related to lower inventory levels in the Retail Operations segment, due to fewer store locations and efforts to reduce average in-store inventory levels, and the display fixtures business primarily due to reduced levels of sales.

Other current assets, net of the effect of acquisitions, were a use of cash of $13.5 million in 2006 and $15.6 million in 2005, compared to a source of $11.0 million in 2004. The decrease of $2.1 million in 2006 relates primarily to the increase in refundable income taxes. The 2005 decrease in cash flow is the result of an increase in refundable taxes, related to estimated tax payments made in that year.

Deferred costs—net represents payments under agreements with retailers net of the related amortization of those payments. During 2006, 2005 and 2004, amortization exceeded payments by $61.3 million, $107.3 million and $34.6 million, respectively. These results reflect the success of our modified contract management strategies. None of our major customer agreements are set to expire in fiscal 2007.

Accounts payable and other liabilities, net of the effect of acquisitions, were a use of cash of $33.2 million in 2006, a source of cash of $28.6 million in 2005 and a use of cash of $111.3 million in 2004. The decrease in accounts payable and other liabilities in 2006 was primarily due to a reduction in severance accruals and income taxes payable. The increase in the liability balances in 2005 was primarily due to higher trade payables, severance accruals and higher profit-sharing and executive compensation liabilities. The decrease in 2004 was due to reduced trade payables, continued reduction of acquisition liabilities and lower severance, profit-sharing and executive compensation liabilities.

Investing Activities

Cash used in investing activities was $61.2 million during 2006, compared to $196.4 million in 2005 and $32.1 million in 2004. The current year usage included $15.3 million related to the acquisition of Collage and the buyout of the remaining portion of the minority interest of AG Interactive. Inflows in the current year included $11.4 million proceeds from the sale of fixed assets.

Capital expenditures totaled $46.2 million, $47.2 million and $31.5 million in 2006, 2005 and 2004, respectively. We expect 2007 capital expenditures to increase approximately $15 million to $20 million over the 2006 level.

Cash inflows in 2005 included $77.0 million of proceeds from the sale of Magnivision, $19.1 million of proceeds from the sale of an equity investment and $5.8 million proceeds from the sale of fixed assets.

Cash inflows in 2004 included the wind-down of our corporate-owned life insurance program, which generated cash inflows of $6.8 million.

Financing Activities

Financing activities used $249.5 million of cash in 2006. This amount relates primarily to our two programs to repurchase Class A common shares. On April 5, 2005, we announced our intention to repurchase up to $200 million of our Class A common shares through a 10b5-1 program. This program was completed in January 2006. In February 2006, we announced our intention to repurchase an additional $200 million of our Class A common shares. In total under both programs, we paid $243.1 million to repurchase 10.3 million Class A common shares during the year. In addition, we paid $1.5 million to repurchase Class B common shares primarily related to options that were exercised, which shares were repurchased by us in accordance with our Amended Articles of Incorporation. We also received $27.1 million upon the exercise of stock options during the year. During 2006, we paid dividends totaling $21.2 million.

In 2005, we used $208.6 million for financing activities including $216.4 million related to the repurchase of a portion of our 11.75% senior subordinated notes in the first quarter. In addition, stock activity provided and used a significant amount of cash during the year. There was a high amount of employee option exercises due to a tranche of options nearing their expiration date. Our receipt of the exercise price on these options provided approximately $40 million during the year. In addition, we repurchased shares, primarily Class B common shares related to options that were exercised, at a cost of approximately $24 million. During 2005, we paid dividends totaling $8.3 million.

In 2004, cash used by financing activities was $192.0 million related primarily to the early retirement of our term loan in the first quarter and the repurchase of some of our 11.75% senior subordinated notes in the third quarter. Our receipt of the exercise price upon the exercise of stock options generated cash of approximately $18 million during 2004.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $400 million at February 28, 2006. This included our $200 million senior secured revolving credit facility and our $200 million accounts receivable securitization financing. There were no outstanding balances under either of these arrangements at February 28, 2006. Effective April 4, 2006, the available sources increased to $800 million.

On April 4, 2006, we entered into a new $650 million credit agreement, dated April 4, 2006. The new credit agreement includes a $350 million revolving credit facility and a secured $300 million delay draw term loan. In connection with the execution of this new agreement, our amended and restated credit agreement dated May 11, 2004 was terminated. The obligations under the new credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings Corporation and each of our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our first tier foreign subsidiaries. The revolving loans will mature on April 4, 2011, and the term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2007, with the balance payable on April 4, 2013.

Term loans under the new credit agreement will bear interest at a rate per annum based on either the London Inter-Bank Offer Rate (“LIBOR”) plus 150 basis points or based on the alternate base rate (“ABR”), as defined in the credit agreement, plus 25 basis points. Revolving loans denominated in U.S. dollars will bear interest at a rate per annum based on the then applicable LIBOR or ABR rate, in each case, plus margins adjusted according to our leverage ratio.

The credit agreement contains certain restrictive covenants that are customary for similar credit arrangements, including covenants relating to limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions and transactions with affiliates. There are also financial performance covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. The credit agreement also requires us to make certain mandatory prepayments of outstanding indebtedness using the net cash proceeds received from certain dispositions, events of loss and additional indebtedness that we may incur from time to time.

Also, on April 4, 2006, we reduced the available financing under our accounts receivable securitization financing agreement from $200 million to $150 million.

On April 6, 2006, we commenced a cash tender offer, subject to several conditions, for all of our $300 million of outstanding 6.10% senior notes due on August 1, 2028 and a consent solicitation to amend the related note indenture. The consent solicitation seeks consents from holders of the notes to eliminate certain restrictive covenants and events of default from the note indenture. We are undertaking this initiative to increase our financial flexibility. The commencement date of this offer was April 6, 2006, and the expected expiration date is May 24, 2006. As of April 19, 2006, we had received sufficient consents to amend the indenture governing the notes.

Also, on April 6, 2006, we commenced an exchange offer for our existing 7.00% convertible subordinated notes for a new series of convertible notes with substantially the same terms except that the new convertible notes will permit us to settle the conversion of the new notes in cash and stock, whereas the old notes were convertible into stock only. Assuming all of the notes are exchanged, the net effect on the financial statements will be to use approximately $175 million of cash to settle, in July 2006, a portion of the total conversion value.

Within the next two months, we anticipate issuing $200 million of senior unsecured notes with a ten-year final maturity. If completed, proceeds from this issuance are expected to be used to finance the tender for the 6.10% notes as well as for general corporate purposes.

Our future operating cash flow and borrowing availability under existing credit facilities and our accounts receivable securitization financing program are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.

In executing our card growth strategy, we expect to use approximately $75 million of cash during the next fiscal year. The actual timing of the expenditure will depend on the schedules of our retail partners. Additionally, one of our largest customers recently announced that it has entered into an agreement to sell its entire company. Our future earnings and cash flows may be impacted due to possible changes in sales volume, sales terms, contract terms and the potential for refunding of contract obligations.

In an effort to return value to our shareholders, we announced on February 1, 2006, a program to repurchase up to $200 million of our Class A common shares. These repurchases will be made through a 10b5-1 program in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 28, 2006:

	Payment Due by Period as of February 28, 2006
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt and capital leases	$174,792	$671	$134	$118	$118	$299,475	$475,308
Operating leases	34,156	28,720	23,772	18,537	14,151	21,978	141,314
Commitments under customer agreements	61,391	27,279	21,415	20,001	—	—	130,086
Commitments under royalty agreements	15,661	11,688	8,943	5,818	—	—	42,110
Interest payments	25,578	19,148	18,447	18,349	18,331	318,738	418,591
Severance	7,464	1,684	—	—	—	—	9,148

	$319,042	$89,190	$72,711	$62,823	$32,600	$640,191	$1,216,557

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 28, 2006.

Under its terms at February 28, 2006, the 7.00% convertible subordinated notes due in July 2006 are only convertible into stock. On April 6, 2006, we commenced an exchange offer for the notes. The exchange will permit us to settle the conversion of the new notes in cash and stock. Assuming all of the notes are exchanged, the net effect will be to use approximately $175 million of cash to settle a portion of the total conversion value in 2007.

Our 6.10% senior notes due on August 1, 2028 may be put back to us on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

Although we do not anticipate that contributions will be required in 2007 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001, we may make contributions in excess of the legally required minimum contribution level. Refer to Note 12 to the Consolidated Financial Statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Refer to Note 1 to the Consolidated Financial Statements. The following paragraphs include a discussion of the critical areas that required a higher degree of judgment or are considered complex.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a customer’s inability to meet its financial obligations (evidenced by such events as bankruptcy or insolvency proceedings), a specific reserve for bad debts against amounts due is recorded to reduce the receivable to the amount we reasonably expect will be collected. In addition, we recognize reserves for bad debts based on estimates developed by using standard quantitative measures incorporating historical write-offs and current economic conditions. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although we consider these balances adequate and proper, changes in economic conditions in the retail markets in which we operate could have a material effect on the required reserve balances.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We have no intangible assets with indefinite useful lives. We complete the annual goodwill impairment test during the fourth quarter. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units. While we use a variety of methods to estimate fair value for impairment testing, our primary methods are discounted cash flows and a market based analysis. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. We also engage an independent valuation firm to assist with the fair value determination. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

Deferred Costs

In the normal course of our business, we enter into agreements with certain customers for the supply of greeting cards and related products. We view such agreements as advantageous in developing and maintaining business with our retail customers. The customer typically receives a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned as product is purchased from us over the stated time period of the agreement to meet a minimum purchase volume commitment. These agreements are negotiated individually to meet competitive situations and therefore, while some aspects of the agreements may be similar, important contractual terms may vary. In addition, the agreements may or may not specify us as the sole supplier of social expression products to the customer.

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain a general reserve for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific reserve to reduce the deferred cost asset to an estimate of its future value based upon expected performance. Losses attributed to these specific events have historically not been material.

For contractual arrangements that are based upon a minimum purchase volume commitment, we periodically review the progress toward the volume commitment and estimate future sales expectations for each customer. Factors that can affect our estimate include store door openings and closings, retail industry consolidation, amendments to the agreements, consumer shopping trends, addition or deletion of participating products and product productivity. Based upon our review, we may modify the remaining amortization periods of individual agreements to reflect the changes in the estimates for the attainment of the minimum volume commitment in order to align amortization expense with the periods benefited. We do not make retroactive expense adjustments to prior fiscal years as amounts, if any, have historically not been material. The aggregate average remaining life of our contract base is 5.9 years.

The accuracy of our assessments of the performance-related value of a deferred cost asset related to a particular agreement and of the estimated time period of the completion of a volume commitment is based upon our ability to accurately predict certain key variables such as product demand at retail, product pricing, customer viability and other economic factors. Predicting these key variables involves uncertainty about future events; however, the assumptions used are consistent with our internal planning. If the deferred cost assets are assessed to be recoverable, they are amortized over the periods benefited. If the carrying value of these assets is considered to not be recoverable through performance, such assets are written down as appropriate.

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, we assess whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. The assumptions used in this assessment are consistent with our internal planning. A valuation allowance is recorded against those deferred tax assets determined to not be realizable based on our assessment. The amount of net deferred tax assets considered realizable could be increased or decreased in the future if our assessment of future taxable income or tax planning strategies change.

Sales Returns

We provide for estimated returns of seasonal cards in the same period as the related revenues are recorded. These estimates are based upon historical sales returns, the amount of current year seasonal sales and other known factors. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or its market. We regularly monitor our actual performance to estimated rates and the adjustments attributable to any changes have historically not been material.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 151 (“SFAS 151”), “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS 151 also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead would be treated as a current period expense in the period incurred. This statement is effective for fiscal years beginning after July 15, 2005. We do not believe that the adoption of SFAS 151 will have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement was originally effective for the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance date of SFAS 123(R) through an amendment of Regulation S-X. The new effective date for us is March 1, 2006. We expect the adoption of FAS 123(R) to reduce consolidated net income by an amount approximating the pro forma expense disclosed in Note 1 to our Consolidated Financial Statements.

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. FSP 13-1 requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. We do not believe the adoption of FSP 13-1 will have a material effect on our financial position, cash flows or results of operations.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	the timing and impact of the changes that we plan to make to our capital structure, including the ability to successfully (1) exchange our existing convertible subordinated notes for new convertible subordinated notes, (2) repurchase our 6.10% senior notes, or (3) raise additional financing on terms favorable to us by issuing senior notes;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases;

•	retail bankruptcies, consolidations and acquisitions, including the possibility of resulting adverse changes to retail contract terms;

•	a weak retail environment;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	competitive terms of sale offered to customers;

•	successful implementation of supply chain improvements and achievement of projected cost savings from those improvements;

•	increases in the cost of material, energy and other production costs;

•	our ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling, and Canadian Dollar;

•	escalation in the cost of providing employee health care;

•	successful integration of acquisitions; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators and the public’s acceptance of online greetings and other social expression products and the ability of the mobile division to compete effectively in the wireless content aggregation market.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to the “Risk Factors” section included in Part I, Item 1A of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments—During the periods presented, we have not held or issued derivative financial instruments, other financial instruments or derivative commodity instruments for trading purposes.

Interest Rate Exposure—We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, the majority of our debt is carried at fixed interest rates. Therefore, our overall interest rate exposure risk is minimal. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 28, 2006, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense. Under the terms of our new credit agreement, we have the ability to borrow significantly more floating rate debt, which, if incurred could have a material impact on interest expense in a fluctuating interest rate environment.

Foreign Currency Exposure—Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 24%, 24% and 20% of our 2006, 2005 and 2004 net sales from continuing operations, respectively, were generated from operations outside the United States. Operations in Australasia, Canada, Mexico, South Africa, the European Union and the United Kingdom are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

American Greetings Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that American Greetings Corporation maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Greetings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Greetings Corporation maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Greetings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of American Greetings Corporation as of February 28, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006 of American Greetings Corporation and our report dated April 19, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

April 19, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Greetings Corporation’s internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 19, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

April 19, 2006

CONSOLIDATED STATEMENT OF INCOME

Years ended February 28, 2006, February 28, 2005 and February 29, 2004

Thousands of dollars except share and per share amounts

	2006	2005	2004
Net sales	$1,885,701	$1,883,367	$1,937,540

Costs and expenses:
Material, labor and other production costs	850,158	895,110	904,552
Selling, distribution and marketing	637,496	648,120	629,663
Administrative and general	245,608	249,984	217,381
Goodwill impairment	43,153	—	—
Interest expense	35,124	79,397	85,690
Other income—net	(64,773)	(96,069)	(58,267)

	1,746,766	1,776,542	1,779,019

Income from continuing operations before income tax expense	138,935	106,825	158,521

Income tax expense	48,810	37,328	61,862

Income from continuing operations	90,125	69,497	96,659

(Loss) income from discontinued operations, net of tax	(5,749)	25,782	8,011

Net income	$84,376	$95,279	$104,670

Earnings per share—basic:
Income from continuing operations	$1.37	$1.01	$1.45
(Loss) income from discontinued operations	(0.09)	0.38	0.12

Net income	$1.28	$1.39	$1.57

Earnings per share—assuming dilution:
Income from continuing operations	$1.23	$0.94	$1.30
(Loss) income from discontinued operations	(0.07)	0.31	0.10

Net income	$1.16	$1.25	$1.40

Average number of shares outstanding	65,965,024	68,545,432	66,509,332

Average number of shares outstanding—assuming dilution	79,226,384	82,016,835	80,088,377

Dividends declared per share	$0.32	$0.12	$—

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 2006 and 2005

Thousands of dollars except share and per share amounts

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$213,613	$247,799
Short-term investments	208,740	208,740
Trade accounts receivable, net	142,087	182,084
Inventories	217,318	218,711
Deferred and refundable income taxes	154,327	193,497
Assets of businesses held for sale	12,990	25,415
Prepaid expenses and other	213,067	204,245

Total current assets	1,162,142	1,280,491
GOODWILL	203,599	267,527
OTHER ASSETS	549,162	639,361
PROPERTY, PLANT AND EQUIPMENT—NET	304,059	336,828

	$2,218,962	$2,524,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Debt due within one year	$174,792	$—
Accounts payable	126,061	140,930
Accrued liabilities	82,354	116,819
Accrued compensation and benefits	94,073	95,144
Income taxes	16,887	38,777
Liabilities of businesses held for sale	3,016	5,038
Other current liabilities	86,857	79,549

Total current liabilities	584,040	476,257

LONG-TERM DEBT	300,516	486,087
OTHER LIABILITIES	91,497	137,868
DEFERRED INCOME TAXES	22,884	37,215

SHAREHOLDERS’ EQUITY
Common shares—par value $1 per share:
Class A—78,942,962 shares issued less 22,812,601 treasury shares in 2006 and 77,428,103 shares issued less 12,561,371 treasury shares in 2005	56,130	64,867
Class B—6,066,092 shares issued less 1,848,344 treasury shares in 2006 and 6,066,092 shares issued less 1,906,172 treasury shares in 2005	4,218	4,160
Capital in excess of par value	398,505	368,777
Treasury stock	(676,436)	(445,618)
Accumulated other comprehensive income	9,823	29,039
Retained earnings	1,427,785	1,365,555

Total shareholders’ equity	1,220,025	1,386,780

	$2,218,962	$2,524,207

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28, 2006, February 28, 2005 and February 29, 2004

Thousands of dollars

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$84,376	$95,279	$104,670
Loss (income) from discontinued operations	5,749	(25,782)	(8,011)

Income from continuing operations	90,125	69,497	96,659
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	43,153	—	—
Gain on sale of investment	—	(3,095)	—
Loss on fixed assets	4,355	1,499	4,480
Loss on extinguishment of debt	863	39,056	18,389
Depreciation and amortization	54,222	56,292	58,910
Deferred income taxes	23,604	(9,454)	56,853
Other non-cash charges	7,219	7,956	1,487
Changes in operating assets and liabilities, net of acquisitions:
Decrease in trade accounts receivable	33,399	55,725	75,254
(Increase) decrease in inventories	(211)	23,201	41,984
(Increase) decrease in other current assets	(13,533)	(15,595)	10,968
Decrease in deferred costs—net	61,305	107,337	34,607
(Decrease) increase in accounts payable and other liabilities	(33,171)	28,624	(111,331)
Other—net	6,066	5,175	(4,109)

Cash Provided by Operating Activities	277,396	366,218	284,151

INVESTING ACTIVITIES:
Property, plant and equipment additions	(46,188)	(47,243)	(31,541)
Proceeds from sale of fixed assets	11,416	5,756	162
Proceeds from sale of discontinued operations	—	77,000	—
Cash payments for business acquisitions	(15,315)	(25,178)	—
Proceeds from sale of short-term investments	1,733,470	297,660	—
Purchases of short-term investments	(1,733,470)	(506,400)	—
Investment in corporate-owned life insurance	956	(809)	6,841
Other—net	(12,020)	2,827	(7,568)

Cash Used by Investing Activities	(61,151)	(196,387)	(32,106)

FINANCING ACTIVITIES:
Reduction of long-term debt	(10,782)	(216,417)	(80,954)
Decrease in short-term debt	—	—	(128,693)
Sale of stock under benefit plans	27,068	40,114	18,466
Purchase of treasury shares	(244,642)	(24,080)	(828)
Dividends to shareholders	(21,184)	(8,264)	—

Cash Used by Financing Activities	(249,540)	(208,647)	(192,009)

DISCONTINUED OPERATIONS: *
Cash provided (used) by operating activities from discontinued operations	335	(484)	9,864
Cash provided (used) by investing activities from discontinued operations	698	(1,914)	(3,443)

Cash Provided (Used) by Discontinued Operations	1,033	(2,398)	6,421

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,924)	4,270	10,027

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,186)	(36,944)	76,484
Cash and Cash Equivalents at Beginning of Year	247,799	284,743	208,259

Cash and Cash Equivalents at End of Year	$213,613	$247,799	$284,743

*	In 2006, the Corporation has separately disclosed the operating and investing cash flows attributable to its discontinued operations, which were reported as a single item in prior periods.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2006, February 28, 2005 and February 29, 2004

Thousands of dollars except per share amounts

	Common Shares		Capital in Excess of Par Value	Treasury Stock	Shares Held In Trust	Deferred Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A	Class B
BALANCE FEBRUARY 28, 2003	$61,299	$4,600	$310,872	$(438,704)	$(20,480)	$20,480	$(42,494)	$1,181,891	$1,077,464
Net income	—	—	—	—	—	—	—	104,670	104,670
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	63,327	—	63,327
Unrealized loss on available-for-sale securities (net of tax benefit of $125)	—	—	—	—	—	—	(195)	—	(195)

Comprehensive income									167,802
Exchange of shares	14	(14)	—	—	—	—	—	—	—
Sale of shares under benefit plans, including tax benefits	1,566	32	20,876	651	—	—	—	(245)	22,880
Purchase of treasury shares	—	(41)	—	(787)	—	—	—	—	(828)
Sale of treasury shares	—	—	—	7	—	—	—	(3)	4
Stock grants and other	1	11	17	221	—	—	—	(32)	218

BALANCE FEBRUARY 29, 2004	62,880	4,588	331,765	(438,612)	(20,480)	20,480	20,638	1,286,281	1,267,540
Net income	—	—	—	—	—	—	—	95,279	95,279
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	9,750	—	9,750
Minimum pension liability (net of tax benefit of $417)	—	—	—	—	—	—	(655)	—	(655)
Unrealized loss on available-for-sale securities (net of tax benefit of $23)	—	—	—	—	—	—	(60)	—	(60)
Reclassification of realized loss on available-for-sale securities (net of tax benefit of $84)	—	—	—	—	—	—	(217)	—	(217)
Other	—	—	—	—	—	—	(417)	—	(417)

Comprehensive income									103,680
Cash dividends—$0.12 per share	—	—	—	—	—	—	—	(8,264)	(8,264)
Exchange of shares	1	(1)	—	—	—	—	—	—	—
Sale of shares under benefit plans, including tax benefits	2,041	489	33,555	15,861	—	—	—	(7,686)	44,260
Purchase of treasury shares	(56)	(925)	—	(23,099)	—	—	—	—	(24,080)
Distribution of shares held in trust	—	—	—	—	20,480	(20,480)	—	—	—
Stock grants and other	1	9	3,457	232	—	—	—	(55)	3,644

BALANCE FEBRUARY 28, 2005	64,867	4,160	368,777	(445,618)	—	—	29,039	1,365,555	1,386,780
Net income	—	—	—	—	—	—	—	84,376	84,376
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	(19,657)	—	(19,657)
Minimum pension liability (net of tax of $123)	—	—	—	—	—	—	193	—	193
Unrealized gain on available-for-sale securities (net of tax of $49)	—	—	—	—	—	—	125	—	125
Other	—	—	—	—	—	—	123	—	123

Comprehensive income									65,160
Cash dividends—$0.32 per share	—	—	—	—	—	—	—	(21,184)	(21,184)
Sale of shares under benefit plans, including tax benefits	1,491	58	27,839	1,688	—	—	—	(490)	30,586
Purchase of treasury shares	(10,252)	(59)	—	(234,331)	—	—	—	—	(244,642)
Stock compensation expense	—	—	1,256	—	—	—	—	—	1,256
Stock grants and other	24	59	633	1,825	—	—	—	(472)	2,069

BALANCE FEBRUARY 28, 2006	$56,130	$4,218	$398,505	$(676,436)	$—	$—	$9,823	$1,427,785	$1,220,025

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 28, 2006, February 28, 2005 and February 29, 2004

Thousands of dollars except per share amounts

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Consolidation:    The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2006 refers to the year ended February 28, 2006. For 2005 and prior, the Corporation’s subsidiary, AG Interactive, was consolidated on a two-month lag corresponding with its fiscal year-end of December 31. For 2006, AG Interactive changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the year ended February 28, 2006 included fourteen months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11,000 for the year ended February 28, 2006, but had no significant impact on earnings.

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as variable interest entities in which case the investments are consolidated in accordance with Interpretation No. 46 (revised December 2003) (“FIN 46(R)”), “Consolidation of Variable Interest Entities.”

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

Short-term Investments:    The Corporation invests in auction rate securities, which are highly liquid, variable-rate debt securities associated with bond offerings. While the underlying security has a long-term nominal maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity for the Corporation. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The investments are classified as available-for-sale and are recorded at cost, which approximates market value.

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

Customer Allowances and Discounts:    The Corporation offers certain of its customers allowances and discounts including cooperative advertising, rebates, marketing allowances and various other allowances and discounts. These amounts are recorded as a reduction of gross accounts receivable and are recognized as reductions of net sales when earned. These amounts are earned by the customer as product is purchased from the Corporation and recorded based on the terms of individual customer contracts. See Note 6 for further information.

Financial Instruments:    The carrying value of the Corporation’s financial instruments approximate their fair market values, other than the fair value of the Corporation’s publicly-traded debt. See Note 11 for further discussion.

Concentration of Credit Risks:    The Corporation sells primarily to customers in the retail trade, including those in the mass merchandise, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand, Mexico and South Africa. Net sales from continuing operations to the Corporation’s five largest customers accounted for approximately 35% of net sales in 2006 and 32% in 2005 and 2004. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 16%, 15% and 13% of net sales from continuing operations in 2006, 2005 and 2004, respectively.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral to secure their obligation to the Corporation. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit exists.

Deferred Costs:    In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The Corporation classifies the total contractual amount of the incentive consideration committed to the customer but not yet earned as a deferred cost asset at the inception of an agreement, or any future amendments. Deferred costs estimated to be earned by the customer and charged to operations during the next twelve months are classified as “Prepaid expenses and other” in the Consolidated Statement of Financial Position, and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets.” The periods of amortization are continually evaluated to determine if later circumstances warrant revisions of the estimated amortization periods. Such costs are capitalized as assets reflecting the probable future economic benefits obtained as a result of the transactions. Future economic benefit is further defined as cash inflow to the Corporation. The Corporation, by incurring these costs, is ensuring the probability of future cash flows through sales to customers. The amortization of such deferred costs properly matches the cost of obtaining business over the periods to be benefited. The Corporation believes that it maintains adequate reserves for deferred contract costs related to supply agreements. See Note 10 for further discussion.

Inventories:    Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for certain domestic inventories which approximate 55% of the total pre-LIFO consolidated inventories in 2006 and 2005. Foreign inventories and the remaining domestic inventories principally use the first-in, first-out (FIFO) method except for display material and factory supplies which are carried at average cost. See Note 7 for further information.

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS 151”), “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS 151 also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead would be treated as a current period expense in the period incurred. This statement is effective for fiscal years beginning after July 15, 2005. The Corporation does not believe that the adoption of SFAS 151 will have a significant impact on the Corporation’s consolidated financial statements.

Investment in Life Insurance:    The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans. The net life insurance expense, including interest expense, is included in “Administrative and general” expenses in the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $10,728, $10,341 and $12,798 in 2006, 2005 and 2004, respectively.

Goodwill:    Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations and is not amortized in accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” This statement addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Corporation is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. While the Corporation uses a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. The Corporation also engages an independent valuation firm to assist with the fair value determination. The required annual goodwill impairment test is completed during the fourth quarter. See Note 9 for further discussion.

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

Property and Depreciation:    Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, equipment and fixtures are computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 25 to 40 years; computer hardware and software over 3 to 7 years; machinery and equipment over 10 to 15 years; and furniture and fixtures over 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement. Property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 also provides a single accounting model for the disposal of long-lived assets. In accordance with SFAS 144, assets held for sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. See Note 8 for further information.

Operating Leases:    Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term. The initial lease term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease. See Notes 14 and 16 for further information.

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

Except for seasonal products and retailers with a scan-based trading (“SBT”) arrangement, sales are generally recognized by the Corporation upon shipment of products to unrelated, third party retailers and upon the sales of products to the consumer at Corporation-owned retail locations. Sales of these products are generally sold without the right of return. Sales credits for non-seasonal product are issued at the Corporation’s sole discretion for damaged, obsolete and outdated products.

For retailers with an SBT arrangement, the Corporation provides product on a consignment basis and recognizes revenue, for both everyday and seasonal products, when those retailers sell the products to the ultimate customers. When a retailer commits to convert to an SBT arrangement, the Corporation reverses previous sales transactions. Legal ownership of the inventory at the retailer’s stores reverts back to the Corporation at the time of conversion. The timing and amount of the sales reversal is dependent upon retailer inventory turn rates and the estimated timing of the store conversions.

Subscription revenue, primarily in the AG Interactive subsidiary, represents fees paid by customers for access to particular services for the term of the subscription. Subscription revenue is generally billed in advance and is recognized ratably over the subscription periods.

The Corporation has agreements for licensing the “Care Bear” and “Strawberry Shortcake” characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives quarterly payments from the agents. Royalty revenue is recognized upon receipt and recorded in “Other income—net” and expenses associated with the servicing of these agreements are primarily recorded as “Selling, distribution and marketing.”

Shipping and Handling Fees:    The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing” expenses. Shipping and handling costs were $135,273, $137,425 and $135,455 in 2006, 2005 and 2004, respectively.

Advertising Expense:    Advertising costs are expensed as incurred. Advertising expense was $39,606, $50,526 and $48,776 in 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation:    The Corporation follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock options granted to employees and directors. Because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation has adopted the disclosure-only provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The following illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 for the periods indicated:

	2006	2005	2004
Net income as reported	$84,376	$95,279	$104,670
Add: Stock-based compensation expense included in net income, net of tax	767	—	—
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	6,273	5,784	5,881

Pro forma net income	$78,870	$89,495	$98,789

Earnings per share:
As reported	$1.28	$1.39	$1.57
Pro forma	1.20	1.31	1.49

Earnings per share—assuming dilution:
As reported	$1.16	$1.25	$1.40
Pro forma	1.09	1.18	1.33

The fair value of the options granted used to compute pro forma net income and pro forma earnings per share is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Risk-free interest rate	3.7%	3.4%	2.7%
Dividend yield	0.31%	0.01%	0.00%
Expected stock volatility	0.28	0.36	0.50

Expected life in years:
Grant date to exercise date	3.8	3.8	4.0
Vest date to exercise date	1.3	1.3	1.2

The weighted average fair value per share of options granted during 2006, 2005 and 2004 was $7.69, $7.41 and $6.09, respectively.

In addition to options, the Corporation has awarded, in 2006, performance shares to certain executive officers. See Note 15 for further information. The fair value per share of the performance shares in 2006 was $24.88, using the following assumptions: risk-free interest rate of 3.2%; dividend yield of 0.24%; volatility of 0.24; and an expected life of one year.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting in accordance with APB 25. This statement was originally effective for the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance date of SFAS 123(R) through an amendment of Regulation S-X. The new effective date for the Corporation is March 1, 2006. The Corporation expects the adoption of SFAS 123(R) to reduce consolidated net income by an amount approximating the pro forma expense disclosed above.

NOTE 2—ACQUISITIONS

During the second quarter of 2005, the Corporation acquired 100% of the equity interests of MIDIRingTones, LLC (“MIDI”) and K-Mobile S.A. (“K-Mobile”). During the fourth quarter of 2005, the Corporation acquired 100% of the equity interests of Collage Designs Limited (“Collage”) and 50% of the equity interests of The Hatchery, LLC (the “Hatchery”). The financial results of these acquisitions are included in the

Corporation’s consolidated results from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material.

MIDI is an entertainment company that creates, licenses and sells content for cellular phones including polyphonic ringtones and color graphics. The Corporation acquired the net assets of MIDI valued at approximately $1,000 and recorded goodwill of approximately $3,000. The purchase agreement also provided for a contingent payment based on MIDI’s operating results for calendar year 2005. In February 2005, the Corporation negotiated an early settlement of the contingent payment due under the purchase agreement. At that time, the Corporation paid approximately $9,000 to the sellers, which was recorded as additional goodwill.

K-Mobile is an established European mobile content provider. Shares of AG Interactive were issued to acquire the net assets of K-Mobile valued at approximately $2,000 and goodwill of approximately $17,000 was recorded. As the K-Mobile acquisition was a non-cash transaction, it is not reflected in the Consolidated Statement of Cash Flows. As a result of the acquisition of K-Mobile, the Corporation’s ownership interest in AG Interactive decreased from approximately 92% to 83%.

During February 2005, the Corporation paid approximately $7,000 to acquire approximately 7% of the outstanding shares of AG Interactive held by certain minority shareholders. As a result of this transaction, the Corporation recorded additional goodwill of approximately $3,000 and its ownership interest in AG Interactive increased from approximately 83% to 90%. During 2006, the Corporation paid approximately $14,000 to acquire the remaining outstanding shares held by minority shareholders. As a result, the Corporation recorded additional goodwill of approximately $700. As of February 28, 2006, the Corporation owns 100% of AG Interactive.

The Hatchery develops and produces original family and children’s entertainment for all media. In accordance with FIN 46(R), the results of the Hatchery are consolidated. The Corporation acquired 50% of the net assets of the Hatchery, which were valued at approximately $200, and recorded goodwill of approximately $2,200.

Collage is a European manufacturer of gift-wrap products. The Corporation acquired the net assets of Collage valued at approximately $300 and recorded goodwill of approximately $6,000. Approximately $2,700 was paid at the closing and $1,300 was paid in 2006. The remainder, totaling approximately $1,800, is expected to be settled in fiscal 2007.

As part of the acquisition of Gibson Greetings, Inc. (“Gibson”) in March 2000, the Corporation incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Gibson locations, to involuntarily terminate Gibson employees, and for other costs to integrate operating locations and other activities of Gibson with the Corporation. As of March 1, 2002, all activities and cash payments were substantially completed with the exception of ongoing rent payments related to a closed distribution facility. The balance of the facility obligation was $25,081 and $26,561 at February 28, 2005 and February 29, 2004, respectively. During 2006, the Corporation paid approximately $12,000 to settle the facility obligation and to purchase a related building. The remaining facility obligation was reversed to goodwill in accordance with Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result, goodwill was reduced approximately $9,500, net of tax.

NOTE 3—OTHER INCOME—NET

	2006	2005	2004
Royalty revenue	$(52,674)	$(63,761)	$(44,880)
Foreign exchange gain	(3,353)	(3,629)	(4,934)
Interest income	(10,910)	(5,042)	(2,650)
Gain on sale of investment	—	(3,095)	—
Other	2,164	(20,542)	(5,803)

	$(64,773)	$(96,069)	$(58,267)

In 2005, other included a $10,000 one-time receipt related to licensing activities. Other includes, among other things, gains and losses on asset disposals and rental income. The proceeds received from the sale of investment of $19,050 in 2005 are included in “Other—net” investing activities in the Consolidated Statement of Cash Flows.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share—assuming dilution:

	2006	2005	2004
Numerator:
Income from continuing operations	$90,125	$69,497	$96,659
Add-back—interest on convertible subordinated notes, net of tax	7,498	7,501	7,525

Income from continuing operations—assuming dilution	$97,623	$76,998	$104,184

Denominator (thousands):
Weighted average shares outstanding	65,965	68,545	66,509
Effect of dilutive securities:
Convertible debt	12,576	12,591	12,591
Stock options and other	685	881	988

Weighted average shares outstanding—assuming dilution	79,226	82,017	80,088

Income from continuing operations per share	$1.37	$1.01	$1.45

Income from continuing operations per share—assuming dilution	$1.23	$0.94	$1.30

Approximately 1.2 million, 2.5 million and 3.7 million stock options, in 2006, 2005 and 2004, respectively, were excluded from the computation of earnings per share—assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective years.

NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME

At February 28, 2006 and 2005, the balance of accumulated other comprehensive income consisted of the following components:

	2006	2005
Foreign currency translation adjustment	$10,926	$30,583
Minimum pension liability adjustment	(462)	(655)
Unrealized investment loss	(347)	(472)
Other	(294)	(417)

	$9,823	$29,039

NOTE 6—TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	2006	2005
Allowance for seasonal sales returns	$73,275	$93,173
Allowance for doubtful accounts	8,138	16,326
Allowance for cooperative advertising and marketing funds	21,658	30,288
Allowance for rebates	65,152	50,638

	$168,223	$190,425

NOTE 7—INVENTORIES

	2006	2005
Raw materials	$19,806	$22,381
Work in process	15,399	19,154
Finished products	239,866	225,351

	275,071	266,886
Less LIFO reserve	79,403	75,890

	195,668	190,996
Display material and factory supplies	21,650	27,715

	$217,318	$218,711

The Corporation experienced LIFO liquidations in 2006 and 2004, which increased “Income from continuing operations before income tax expense” by approximately $100 and $4,600, respectively. There were no LIFO liquidations in 2005.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

	2006	2005
Land	$11,639	$13,681
Buildings	276,504	287,082
Equipment and fixtures	665,838	683,443

	953,981	984,206
Less accumulated depreciation	649,922	647,378

	$304,059	$336,828

During 2006, the Corporation disposed of approximately $70,000 of property, plant and equipment that included accumulated depreciation of approximately $51,000 compared to disposals in 2005 of approximately $63,000 with accumulated depreciation of approximately $50,000. Also in 2006, continued operating losses and negative cash flows led to testing for impairment of long-lived assets in the Retail Operations segment in accordance with SFAS 144. As a result, a fixed asset impairment charge of approximately $4,000 was recorded in “Selling, distribution and marketing” on the Consolidated Statement of Income.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

At February 28, 2006 and 2005, intangible assets subject to the amortization provisions of SFAS 142, net of accumulated amortization, were $3,556 and $2,767, respectively. The Corporation does not have any indefinite-lived intangible assets.

During the third quarter of 2006, indicators emerged within the Retail Operations segment and one international reporting unit in the International Social Expression Products segment (formerly part of the Social Expression Products segment) that led the Corporation’s management to conclude that a SFAS 142 goodwill impairment test was required to be performed during the third quarter. A discounted cash flow method was used for testing purposes.

Within the international reporting unit, located in Australia, there were two primary indicators. First, continued failure to meet operating and cash flow performance indicators and secondly, a revised long-term cash flow forecast that was significantly lower than prior estimates. As a result of the testing, the Corporation concluded the goodwill value had declined to zero and recorded an impairment charge of $25,318.

There were three primary indicators that emerged within the Retail Operations segment during the third quarter: (1) Continued operating losses and negative cash flows led to the testing and impairment of long-lived assets in some retail stores in accordance with SFAS 144. As a result, a fixed asset impairment charge was recorded in the third quarter. Fixed asset recovery testing under SFAS 144 is an indicator of potential goodwill impairment under SFAS 142; (2) recent negotiations indicated the potential loss of approximately 40 to 60 retail locations due to the inability to renew or extend lease terms; and (3) a revised long-term cash flow forecast that was significantly lower than prior estimates. As a result of the testing, the Corporation recorded an impairment charge of $17,835, representing all of the goodwill for the Retail Operations segment.

The Corporation completed the required annual impairment test of goodwill in the fourth quarter and based on the results of the testing, no additional impairment charges were recorded for continuing operations.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the years ended February 28, 2006 and 2005 by segment, is as follows:

	North American Social Expression Products	International Social Expression Products	AG Interactive	Retail Operations	Non- Reportable Segments	Total
Balance at February 29, 2004	$57,544	$103,087	$42,669	$17,699	$721	$221,720
Acquisition related	—	6,040	32,485	—	2,196	40,721
Currency translation and other	(59)	3,302	1,793	50	—	5,086

Balance at February 28, 2005	57,485	112,429	76,947	17,749	2,917	267,527
Acquisition related	(9,246)	—	705	—	—	(8,541)
Impairment	—	(25,318)	—	(17,835)	—	(43,153)
Currency translation and other	(66)	(10,327)	(1,927)	86	—	(12,234)

Balance at February 28, 2006	$48,173	$76,784	$75,725	$—	$2,917	$203,599

Substantially all of the balance in “Currency translation and other” relates to foreign currency.

NOTE 10—DEFERRED COSTS

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

A portion of the total consideration may be payable by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” in the Consolidated Statement of Financial Position, and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains reserves for deferred costs related to supply agreements of $30,600 and $37,500 at February 28, 2006 and 2005, respectively.

At February 28, 2006 and 2005, deferred costs and future payment commitments were as follows:

	2006	2005
Prepaid expenses and other	$156,442	$156,665
Other assets	489,286	579,060

Deferred cost assets	645,728	735,725
Other current liabilities	(61,391)	(65,944)
Other liabilities	(68,695)	(95,452)

Deferred cost liabilities	(130,086)	(161,396)

Net deferred costs	$515,642	$574,329

NOTE 11—LONG AND SHORT-TERM DEBT

On June 29, 2001, the Corporation issued $260,000 of 11.75% senior subordinated notes, due on July 15, 2008. During 2004, the Corporation repurchased $63,630 of these notes and recorded a charge of $13,750 for the write-off of related deferred financing costs and the premium associated with the notes repurchased. During 2005, the Corporation commenced a cash tender offer for all of its remaining outstanding 11.75% senior subordinated notes. As a result of this tender offer, a total of $186,186 of these notes were repurchased and the Corporation recorded a charge of $39,056 for the payment of the premium and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. During 2006, the Corporation called the remaining 11.75% senior subordinated notes. As a result, a charge of $863 was recorded for the premium associated with the notes as well as for the write-off of the remaining related deferred financing costs.

Also, on June 29, 2001, the Corporation issued $175,000 of 7.00% convertible subordinated notes, due on July 15, 2006. The notes are convertible at the option of the holders into Class A common shares of the Corporation at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 principal amount of notes. During 2006, $208 of these notes were converted into approximately 15,000 Class A common shares. If the remaining notes outstanding at February 28, 2006 were converted, this would result in the issuance of approximately 12,576,000 Class A common shares of the Corporation.

At February 28, 2006, the outstanding convertible notes of $174,792 were classified as “Debt due within one year” on the Consolidated Statement of Financial Position as it is the Corporation’s intention to exchange these notes for new notes that will allow for settlement with a combination of cash and common shares.

The Corporation’s 6.10% senior notes due on August 1, 2028 may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008. These notes are secured by the domestic assets of the Corporation.

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $582,502 (at a carrying value of $473,702) and $645,509 (at a carrying value of $483,519) at February 28, 2006 and 2005, respectively.

On May 11, 2004, the Corporation amended and restated its senior secured credit facility. This facility was originally entered into on August 9, 2001, as a $350,000 facility and was amended on July 22, 2002 to a $320,000 facility. The Corporation paid the remaining outstanding balance of $117,988 of the term loan on April 7, 2003. At that date, the Corporation recorded a charge of $4,639 for the write-off of related deferred financing costs and a premium associated with the early retirement of the loan. The amended and restated senior secured credit facility currently consists of a $200,000 revolving facility maturing on May 10, 2008. There were no outstanding balances under this facility at February 28, 2006 or 2005.

The amended and restated credit facility is secured by the domestic assets of the Corporation and a 65% interest in the common stock of certain of its foreign subsidiaries. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the facility. The facility contains various restrictive covenants. Some of these restrictions require that the Corporation meet specified periodic financial ratios, minimum net worth, maximum leverage and interest coverage. The credit facility places certain restrictions on the Corporation’s ability to incur additional indebtedness, to engage in acquisitions of other businesses, to repurchase its own capital stock and to pay shareholder dividends. These covenants are less restrictive than the covenants previously in place.

The Corporation is also party to a three-year accounts receivable securitization financing agreement that provides for up to $200,000 of financing and is secured by certain trade accounts receivable. Under the terms of the agreement, the Corporation transfers trade receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. On August 2, 2004, the agreement was amended to extend the maturity date to August 1, 2007. The related interest rate is commercial paper-based. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the accounts receivable facility. There were no outstanding balances under this agreement at February 28, 2006 or 2005.

Refer to Note 19 for information regarding changes to the Corporation’s debt and credit facilities subsequent to February 28, 2006.

At February 28, 2006, the Corporation was in compliance with its financial covenants under the borrowing agreements described above.

At February 28, 2006, debt due within one year was $174,792. There was no debt due within one year as of February 28, 2005.

At February 28, 2006 and 2005, long-term debt and their related calendar year due dates were as follows:

	2006	2005
6.10% Senior Notes, due 2028	$298,910	$298,503
11.75% Senior Subordinated Notes, due 2008	—	10,016
7.00% Convertible Subordinated Notes, due 2006	—	175,000
Other (due 2008 – 2011)	1,606	2,568

	$300,516	$486,087

Aggregate maturities of long-term debt are as follows:

2008	$671
2009	134
2010	118
2011	118
Thereafter	299,475

$300,516

As part of its normal operations, the Corporation provides financing for certain transactions with some of its vendors, which includes a combination of various guarantees and letters of credit. At February 28, 2006, the Corporation had credit arrangements to support the letters of credit in the amount of $75,351 with $36,769 of credit outstanding.

Interest paid in cash on short-term and long-term debt was $32,797 in 2006, $70,362 in 2005, and $74,624 in 2004. In 2006, interest expense included $863 for the payment of the premium associated with the remaining 11.75% notes repurchased as well as the write-off of related deferred financing costs. In 2005, interest expense included $39,056 for the payment of the premium and other fees associated with the 11.75% notes repurchased as well as for the write-off of related deferred financing costs. In 2004, interest expense included $18,389 for the write-off of deferred financing costs and the payment of the premium associated with the 11.75% notes repurchased and the term loan retirement.

NOTE 12—RETIREMENT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $12,384, $11,280 and $7,122 for 2006, 2005 and 2004, respectively. In addition, the Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation’s matching contributions were $4,296, $4,682 and $4,778 for 2006, 2005 and 2004, respectively.

The Corporation also has several defined benefit and defined contribution pension plans covering certain employees in foreign countries. The cost of these plans was not material in any of the years presented. For the defined benefit plans, in the aggregate, the actuarially computed plan benefit obligation approximates the fair value of plan assets.

The Corporation also participates in a multi-employer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multi-employer plan, representing contributions to the plan, was $988, $653 and $845 in 2006, 2005 and 2004, respectively.

In 2001, the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Retirement Plan has a measurement date of February 28 or 29. The Corporation made discretionary contributions of $4,000 and $6,500 to the plan assets in 2006 and 2005, respectively, amounts sufficient to fully fund the Retirement Plan at both February 28, 2006 and 2005.

The Corporation also has a defined benefit pension plan (the “Executive Plan”) covering certain management employees. The Executive Plan has a measurement date of February 28 or 29. The Executive Plan was amended in 2005 to change the twenty-year cliff-vesting period with no minimum Executive Plan service requirements to a ten-year cliff-vesting period with a requirement that at least five years of that service must be as an Executive Plan participant.

The following table sets forth summarized information on the Retirement Plan and Executive Plan:

	Retirement Plan		Executive Plan
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$101,516	$96,012	$27,667	$26,140
Service cost	—	—	486	546
Interest cost	5,665	5,832	1,580	1,577
Plan amendments	—	—	1,195	872
Actuarial loss (gain)	3,339	6,125	337	(147)
Benefit payments	(6,519)	(6,453)	(1,489)	(1,321)

Benefit obligation at end of year	104,001	101,516	29,776	27,667

Change in plan assets:
Fair value of plan assets at beginning of year	102,401	98,174	—	—
Actual return on plan assets	5,087	4,180	—	—
Employer contributions	4,000	6,500	1,489	1,321
Benefit payments	(6,519)	(6,453)	(1,489)	(1,321)

Fair value of plan assets at end of year	104,969	102,401	—	—

Funded (underfunded) status at end of year	968	885	(29,776)	(27,667)
Unrecognized prior service cost	—	—	1,720	779
Unrecognized loss	20,839	16,950	3,868	3,552

Prepaid (accrued) benefit cost	$21,807	$17,835	$(24,188)	$(23,336)

The prepaid (accrued) benefit cost is included in the Consolidated Statement of Financial Position in the following captions:

	Retirement Plan		Executive Plan
	2006	2005	2006	2005
Other liabilities	$—	$—	$(26,664)	$(25,187)
Other assets	21,807	17,835	1,720	779
Accumulated other comprehensive income	—	—	756	1,072

Prepaid (accrued) benefit cost	$21,807	$17,835	$(24,188)	$(23,336)

	Retirement Plan		Executive Plan
	2006	2005	2006	2005
Assumptions:
Weighted average discount rate used to determine:
Benefit obligations at measurement date	5.50%	5.75%	5.50%	5.75%
Net periodic benefit cost	5.75%	6.25%	5.75%	6.25%
Expected long-term return on plan assets	7.00%	6.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	6.50%	6.50%

For 2006, the net periodic pension cost for the Retirement Plan was based on a long-term asset rate of return of 7%. In developing the 7% expected long-term rate of return assumption, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

A summary of the components of net periodic benefit cost for the Retirement Plan for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, is as follows:

	2006	2005	2004
Interest cost	$5,665	$5,832	$5,944
Expected return on plan assets	(6,922)	(5,686)	(5,283)
Recognized net actuarial loss	1,285	44	—

Net periodic benefit cost	$28	$190	$661

A summary of the components of net periodic benefit cost for the Executive Plan for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, is as follows:

	2006	2005	2004
Service cost	$486	$546	$462
Interest cost	1,580	1,577	1,551
Amortization of prior service cost	254	93	—
Recognized net actuarial loss	20	21	—

Net periodic benefit cost	$2,340	$2,237	$2,013

At February 28, 2006 and 2005, the assets of the Retirement Plan are held in trust and allocated as follows:

	2006	2005
Equity securities	49%	47%
Debt securities	43%	43%
Cash and cash equivalents	8%	10%

	100%	100%

As of February 28, 2006, the investment policy for the Retirement Plan targets an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due.

Although the Corporation does not anticipate that contributions to the Retirement Plan will be required in 2007, it may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Corporation are not expected to exceed deductible limits in accordance with Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute $1,607 to the Executive Plan in 2007.

The Executive Plan is a non-qualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

The benefits expected to be paid out under the plans are as follows:

	Retirement Plan	Executive Plan
2007	$6,433	$1,607
2008	6,450	1,680
2009	6,504	1,685
2010	6,589	1,724
2011	6,663	1,935
2012 – 2016	35,441	10,212

In addition, during 2005, the Corporation distributed shares held in a Rabbi Trust (see Consolidated Statement of Shareholders’ Equity) to its beneficiary.

NOTE 13—POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

Summarized information on the postretirement medical benefit plan follows:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$125,780	$121,696
Service cost	3,224	2,597
Interest cost	7,060	7,692
Participant contributions	4,326	4,290
Plan amendments	—	(9,264)
Actuarial losses	2,641	8,481
Benefit payments	(9,912)	(9,712)

Benefit obligation at end of year	133,119	125,780

Change in plan assets:
Fair value of plan assets at beginning of year	72,346	70,037
Actual return on plan assets	4,808	2,309
Employer contributions	5,587	5,422
Participant contributions	4,326	4,290
Benefit payments	(9,912)	(9,712)

Fair value of plan assets at end of year	77,155	72,346

Underfunded status at end of year	(55,964)	(53,434)
Unrecognized prior service credit	(41,227)	(48,621)
Unrecognized actuarial loss	86,746	90,671

Accrued benefit cost	$(10,445)	$(11,384)

	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$3,224	$2,597	$2,113
Interest cost	7,060	7,692	7,346
Expected return on plan assets	(4,804)	(5,327)	(4,491)
Amortization of prior service credit	(7,395)	(6,623)	(6,236)
Amortization of actuarial loss	6,562	6,767	7,186

Net periodic benefit cost	$4,647	$5,106	$5,918

	2006	2005
Assumptions:
Weighted average discount rate used to determine:
Benefit obligations at measurement date	5.50%	5.75%
Net periodic benefit cost	5.75%	6.25%
Expected return on assets	7.00%	8.00%
Health care cost trend rates:
For year ending February 28 or 29	10.5%	11.0%
For year following February 28 or 29	10.0%	10.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year the rate reaches the ultimate trend rate	2014	2014

For 2006, the Corporation assumed a long-term asset rate of return of 7% to calculate the expected return for the plan. In developing the 7% expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical 15-year compounded returns for such asset classes. This rate is also consistent with actual compounded returns earned by the plan over several years.

	2006	2005
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$876	$823
Accumulated postretirement benefit obligation	9,942	8,155

Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(739)	(450)
Accumulated postretirement benefit obligation	(8,446)	(7,075)

	2006	2005
Accumulated postretirement benefit obligation:
Retired	$66,588	$73,695
Active entitled to full benefits	12,235	10,435
Other active	54,296	41,650

	$133,119	$125,780

At February 28, 2006 and 2005, the assets of the plan are held in trust and allocated as follows:

	2006	2005	Target Allocation
Equity securities	32%	30%	15% – 35%
Debt securities	64%	66%	55% – 75%
Cash and cash equivalents	4%	4%	0% – 20%

Total	100%	100%

The investment policy for the plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed, with debt securities averaging 2.5 years to maturity with a credit rating of ‘A’ or better. This policy is subject to review and change.

The Corporation does not anticipate contributing to the plan in 2007.

The benefits expected to be paid by the postretirement medical plan are as follows:

	Excluding Effect of Medicare Part D Subsidy	Including Effect of Medicare Part D Subsidy
2007	$7,990	$6,971
2008	8,459	7,275
2009	9,013	7,635
2010	9,517	7,914
2011	10,173	8,320
2012 – 2016	56,863	44,706

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. FASB Staff Position No. FAS 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued on May 19, 2004. FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 also contains basic guidance on related income tax accounting and complex rules for transition that permit various alternative prospective and retroactive transition approaches. The effect of the adoption of FSP 106-2 was a reduction of the net periodic postretirement benefit cost in 2005 of approximately $390. The adoption of FSP 106-2 also reduced the accumulated postretirement benefit obligation by approximately $6,143 during 2005.

NOTE 14—LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, are as follows:

	2006	2005	2004
Gross rentals	$56,258	$64,084	$71,262
Sublease rentals	(436)	(404)	(266)

Net rental expense	$55,822	$63,680	$70,996

At February 28, 2006, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2007	$34,156
2008	28,720
2009	23,772
2010	18,537
2011	14,151
Later years	21,978

141,314
Sublease rentals	(2,731)

Net rentals	$138,583

NOTE 15—COMMON SHARES AND STOCK OPTIONS

At February 28, 2006 and 2005, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B common shares.

Class A common shares have one vote per share and Class B common shares have ten votes per share. There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation’s Amended Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer.

Under the Corporation’s Stock Option Plans, options to purchase Class A and/or Class B common shares are granted to directors, officers and other key employees at the then-current market price. In general, subject to continuing service, options become exercisable commencing twelve months after date of grant in annual installments and expire over a period of not more than ten years from the date of grant. The Corporation, from time to time, makes certain grants whereby the vesting or exercise periods have the potential to be accelerated if the market value of the Corporation’s Class A common shares reaches certain specified prices. These grants are subject to the terms of the applicable option plans and agreements. These types of grants are not material to the total number of options outstanding at February 28, 2006.

During 2006, approximately 180,000 performance shares were awarded to certain executive officers under the American Greetings 1997 Equity and Performance Incentive Plan. The performance shares represent the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a five-year performance period. The performance shares are in lieu of a portion of the officer’s annual cash bonus. The number of performance shares actually earned will be based on the percentage of the officer’s target incentive award, if any, that the officer achieves during the performance period under the Annual Incentive Plan. The Corporation recognizes compensation expense related to performance shares ratably over the estimated vesting period. Compensation costs recognized for approximately 60,000 performance shares vesting in 2006 were approximately $1,300. In 2005, approximately 60,000 deferred and restricted shares were earned by these same officers in lieu of a portion of their annual cash bonus for that year. These awards were valued at approximately $1,400.

Stock option transactions and prices are summarized as follows:

	Number of Options		Weighted-Average Exercise Price Per Share
	Class A	Class B	Class A	Class B
Options outstanding
February 28, 2003	7,962,801	1,017,973	$18.76	$20.89
Granted	1,551,718	—	14.31	—
Exercised	(1,566,499)	(31,600)	11.45	9.95
Cancelled	(518,810)	(420)	23.30	48.06

Options outstanding
February 29, 2004	7,429,210	985,953	$19.06	$21.23
Granted	1,400,738	361,342	20.88	21.33
Exercised	(2,049,106)	(489,080)	14.93	12.31
Cancelled	(498,512)	(38,000)	22.09	26.33

Options outstanding
February 28, 2005	6,282,330	820,215	$20.57	$26.36
Granted	1,125,005	228,790	24.93	25.06
Exercised	(1,490,895)	(58,009)	16.11	20.85
Cancelled	(520,960)	(97,114)	26.70	27.37

Options outstanding
February 28, 2006	5,395,480	893,882	$22.12	$26.28

Options exercisable at February 28/29:
2006	3,635,083	539,426	$21.77	$28.13
2005	4,362,271	627,215	21.55	28.16
2004	5,299,372	985,953	20.94	21.23

The weighted-average remaining contractual life of the options outstanding as of February 28, 2006 is 5.7 years.

The range of exercise prices for options outstanding is as follows:

	Outstanding		Exercisable		Weighted- Average Remaining Contractual Life (Years)
Exercise Price Ranges	Optioned Shares	Weighted- Average Exercise Price	Optioned Shares	Weighted- Average Exercise Price
$ 8.50 – $19.81	1,281,083	$14.19	1,136,749	$14.14	6.44
20.02 – 20.51	1,056,417	20.51	447,243	20.51	8.18
20.70 – 22.26	174,405	21.76	152,905	21.86	6.48
22.30 – 23.56	1,235,250	23.52	1,213,750	23.53	3.25
23.68 – 24.73	1,143,700	24.68	78,400	24.03	8.88
24.75 – 29.44	362,445	26.61	109,400	27.47	7.53
29.50	862,400	29.50	862,400	29.50	0.93
30.50 – 50.00	172,462	39.33	172,462	39.33	1.88
50.25	1,200	50.25	1,200	50.25	2.33

$ 8.50 – $50.25	6,289,362		4,174,509

The number of shares available for future grant at February 28, 2006 is 3,965,392 Class A common shares and 1,018,743 Class B common shares.

NOTE 16—BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. During the fourth quarter of 2006, the Corporation modified its segment reporting to reflect changes in how the Corporation’s operations are managed, viewed and evaluated. Prior periods have been reclassified to conform to the new segment disclosures.

The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass retailers as the primary channel. As permitted under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods.

At February 28, 2006, the Corporation owned and operated 503 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products Segment as well as products purchased from other vendors.

AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.

The Corporation’s non-reportable operating segments primarily include licensing activities, distribution of supplemental educational products and the design, manufacture and sale of display fixtures.

The Corporation’s senior management evaluates segment performance based on earnings before foreign currency exchange gains or losses, interest income, interest expense, centrally-managed costs and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1—Significant Accounting Policies, except those that are related to LIFO or applicable to only corporate items.

Intersegment sales from the North American Social Expression Products segment to the Retail Operations segment are recorded at estimated arm’s-length prices. Intersegment sales and profits are eliminated in consolidation. All inventories resulting from intersegment sales are carried at cost. Accordingly, the Retail Operations segment records full profit upon its sales to consumers.

The reporting and evaluation of segment assets include net accounts receivable, inventory on a FIFO basis, display materials and factory supplies, prepaid expenses, other assets (including net deferred costs), and net property, plant and equipment.

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

Geographical Information

	Net Sales			Fixed Assets—Net
	2006	2005	2004	2006	2005
United States	$1,437,788	$1,432,578	$1,543,203	$251,305	$273,770
Foreign	447,913	450,789	394,337	52,754	63,058

Consolidated	$1,885,701	$1,883,367	$1,937,540	$304,059	$336,828

The United Kingdom accounts for approximately 12% of consolidated net sales in 2006 and 2005 and 9% in 2004. It also accounts for approximately 11% and 12% of consolidated fixed assets-net in 2006 and 2005, respectively.

Product Information

	Net Sales
	2006	2005	2004
Everyday greeting cards	$717,622	$684,102	$743,743
Seasonal greeting cards	404,227	365,894	365,519
Gift-wrap and wrap accessories	293,549	326,436	320,055
All other	470,303	506,935	508,223

Consolidated	$1,885,701	$1,883,367	$1,937,540

Operating Segment Information

	Net Sales			Segment Earnings (Loss)
	2006	2005	2004	2006	2005	2004
North American Social Expression Products	$1,318,892	$1,303,480	$1,379,670	$294,395	$237,596	$307,334
Intersegment items	(56,619)	(63,623)	(77,460)	(40,729)	(46,630)	(55,090)
Exchange rate adjustment	9,388	4,200	571	3,705	1,649	91

Net	1,271,661	1,244,057	1,302,781	257,371	192,615	252,335

International Social Expression Products	276,405	289,957	287,458	(11,189)	44,923	50,814
Exchange rate adjustment	(573)	4,676	(22,036)	(2,250)	831	(4,179)

Net	275,832	294,633	265,422	(13,439)	45,754	46,635

Retail Operations	206,765	238,159	272,917	(33,220)	(20,685)	4,269
Exchange rate adjustment	9,551	4,759	126	698	317	16

Net	216,316	242,918	273,043	(32,522)	(20,368)	4,285

AG Interactive	89,616	57,740	36,427	4,237	(1,022)	4,540
Exchange rate adjustment	(47)	179	—	27	(54)	—

Net	89,569	57,919	36,427	4,264	(1,076)	4,540

Non-reportable segments	28,877	44,746	65,365	24,146	30,045	10,600

Unallocated	3,446	(906)	(5,498)	(100,903)	(140,030)	(159,956)
Exchange rate adjustment	—	—	—	18	(115)	82

Net	3,446	(906)	(5,498)	(100,885)	(140,145)	(159,874)

Consolidated	$1,885,701	$1,883,367	$1,937,540	$138,935	$106,825	$158,521

	Depreciation and Amortization			Capital Expenditures
	2006	2005	2004	2006	2005	2004
North American Social Expression Products	$34,170	$37,125	$37,879	$36,421	$32,072	$17,707
Exchange rate adjustment	25	13	3	9	6	2

Net	34,195	37,138	37,882	36,430	32,078	17,709

International Social Expression Products	5,552	6,329	7,023	1,729	4,298	2,493
Exchange rate adjustment	(22)	84	(550)	(9)	54	(190)

Net	5,530	6,413	6,473	1,720	4,352	2,303

Retail Operations	7,211	6,511	7,678	5,878	8,638	8,959
Exchange rate adjustment	265	100	3	147	174	2

Net	7,476	6,611	7,681	6,025	8,812	8,961

AG Interactive	4,891	3,982	4,402	1,704	1,427	1,224
Exchange rate adjustment	(6)	5	—	(1)	—	—

Net	4,885	3,987	4,402	1,703	1,427	1,224

Non-reportable segments	1,145	1,137	1,159	252	406	1,344

Unallocated	991	1,006	1,313	58	168	—

	$54,222	$56,292	$58,910	$46,188	$47,243	$31,541

	Assets
	2006	2005
North American Social Expression Products	$1,028,223	$1,162,761
Exchange rate adjustment	2,810	2,459

Net	1,031,033	1,165,220

International Social Expression Products	268,785	289,522
Exchange rate adjustment	(10,454)	22,649

Net	258,331	312,171

Retail Operations	62,086	77,402
Exchange rate adjustment	3,671	1,936

Net	65,757	79,338

AG Interactive	96,610	96,946
Exchange rate adjustment	(726)	1,944

Net	95,884	98,890

Non-reportable segments	41,832	38,285

Unallocated and intersegment items	719,452	823,282
Exchange rate adjustment	6,673	7,021

Net	726,125	830,303

Consolidated	$2,218,962	$2,524,207

Termination Benefits and Plant Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

During 2006, the Corporation recorded a severance charge of $4,443 related to the planned Lafayette, Tennessee plant closure and other headcount reductions. The plant closure is targeted for late spring in calendar year 2006.

During 2005, the Corporation recorded a severance charge of $18,333 related to an overhead reduction program that eliminated approximately 300 associates and the Franklin, Tennessee plant closure.

The following table summarizes these charges by segment:

	2006	2005
North American Social Expression Products	$2,952	$14,797
Retail Operations	466	496
AG Interactive	880	—
Non-reportable	—	442
Unallocated	145	2,598

Total	$4,443	$18,333

The remaining balance of the severance accrual was $9,148 and $13,590 at February 28, 2006 and 2005, respectively.

In connection with the Franklin plant closing, the North American Social Expression Products segment incurred additional costs of $10,842 in 2005 and $5,345 in 2006 for the write-down of the building, the write-off of equipment disposed, moving costs and various other related expenses.

Retail Leases

During 2005, the Retail Operations segment reviewed its accounting for leases and recorded a charge of $4,883 during the fourth quarter to correct certain errors that were identified. This correction related solely to accounting treatment and did not impact historic or future cash flows and did not have a material impact on current or prior year consolidated financial statements.

NOTE 17—INCOME TAXES

Income from continuing operations before income taxes:

	2006	2005	2004
United States	$150,345	$53,672	$103,054
Foreign	(11,410)	53,153	55,467

	$138,935	$106,825	$158,521

Income taxes (benefit) from the Corporation’s continuing operations have been provided as follows:

	2006	2005	2004
Current:
Federal	$13,790	$10,784	$(2,910)
Foreign	4,707	31,206	9,994
State and local	416	4,928	574

	18,913	46,918	7,658
Deferred	29,897	(9,590)	54,204

	$48,810	$37,328	$61,862

Significant components of the Corporation’s deferred tax assets and liabilities as reflected in the Consolidated Statement of Financial Position at February 28, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Employee benefit and incentive plans	$16,821	$17,974
Net operating loss carryforwards	53,993	61,491
Deferred capital loss	5,608	5,608
Reserves not currently deductible	39,871	76,786
Charitable contributions carryforward	5,159	9,040
Foreign tax credit carryforward	7,048	17,702
Other	19,859	12,522

	148,359	201,123
Valuation allowance	(41,336)	(47,147)

Total deferred tax assets	107,023	153,976

Deferred tax liabilities:
Inventory costing	—	3,033
Depreciation	28,638	31,666
Other	13,003	18,405

Total deferred tax liabilities	41,641	53,104

Net deferred tax assets	$65,382	$100,872

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases as well as from net operating loss and tax credit carryforwards, and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income tax payments in future years. The Corporation’s deferred tax assets at February 28, 2006 and 2005 include foreign tax credits that will be realized as a result of the American Jobs Creation Act of 2004 which increased the foreign tax credit (“FTC”) carryover period from five years to ten years. In 2005, the Corporation removed its valuation allowance against the FTC carryforwards. The Corporation believes it is more likely than not that it will utilize these credits.

The Corporation periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 28, 2006, the valuation allowance of $41,336 related principally to certain foreign and domestic net operating loss carryforwards and the deferred capital loss.

Reconciliation of the Corporation’s income tax expense from continuing operations at the U.S. statutory rate to the actual effective income tax rate is as follows:

	2006	2005	2004
Income tax expense at statutory rate	$48,627	$37,389	$55,482
State and local income taxes, net of federal tax benefit	5,718	3,314	4,657
Canada income tax audit assessment	—	12,961	945
Tax-exempt interest	(2,788)	(781)	(153)
Nondeductible goodwill	4,170	—	—
Research and experimental tax credits	(4,069)	—	—
Foreign differences	2,028	(212)	(2,474)
Foreign tax credit related matters	(2,447)	(12,358)	3,401
Other	(2,429)	(2,985)	4

Income tax at effective tax rate	$48,810	$37,328	$61,862

Income taxes paid from continuing operations were $43,267 in 2006, $50,760 in 2005, and $34,702 in 2004. As of February 28, 2006, the Corporation has projected income tax refunds of $66,061 related to federal amended returns filed and IRS exam adjustments for 2000 through 2003 and current year tax overpayments.

At February 28, 2006, the Corporation had deferred tax assets of approximately $29,607 related to foreign net operating loss carryforwards, of which $15,625 have no expiration dates and $13,982 have expiration dates ranging from 2007 through 2013. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss, charitable contribution and FTC carryforwards of approximately $7,373, $17,012, $5,158 and $7,048, respectively. The federal net operating loss carryforward expires in 2021. The state net operating loss carryforwards have expiration dates ranging from 2004 to 2026. The charitable contribution carryforwards have expiration dates ranging from 2007 to 2009. The FTC carryforwards have expiration dates ranging from 2011 to 2014.

During the fourth quarter of 2005, the Canada Customs and Revenue Agency issued a tax assessment to the Corporation for certain income tax issues relating to the years 2000 through 2002. The Corporation recorded a tax expense, including interest and penalties, of $12,961 in 2005 related to the assessment. During 2006, the Corporation made payments to satisfy the liability related to this assessment.

Deferred taxes have not been provided on approximately $112,539 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

NOTE 18—DISCONTINUED OPERATIONS

In February 2006, the Corporation committed to a plan to sell its South African business unit. It had been determined that the business unit was no longer a strategic fit for the Corporation. The Corporation has identified the assets and liabilities of the business as held for sale. The sale is expected to be finalized in fiscal 2007.

On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business to AAiFosterGrant, a unit of sunglasses maker Foster Grant. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale of Magnivision closed in the third quarter of 2005 during which the Corporation received cash proceeds of $77,000 and recorded a pre-tax gain of $35,525. See Note 19 for further discussion.

In the third quarter of 2006, a modification of the differential of the inside and outside tax basis of the gain on the sale of Magnivision resulted in a $2,620 tax benefit which was recorded as “Income from discontinued operations, net of tax” on the Consolidated Statement of Income.

The Magnivision and South African business units meet the definition of a “component of an entity” and have been accounted for as discontinued operations under SFAS 144. Accordingly, the Corporation’s consolidated financial statements and related notes have been presented to reflect both as discontinued operations for all periods presented. Magnivision was previously included within the Corporation’s “non-reportable segments” and the South African business unit was included within the former “Social Expression Products” segment.

The following summarizes the results of discontinued operations for the periods presented:

	2006	2005	2004
Net sales	$18,434	$50,325	$72,726
Pre-tax (loss) income from operations	(8,380)	6,238	12,229
Gain on sale	—	35,525	—

	(8,380)	41,763	12,229
Income tax (benefit) expense	(2,631)	15,981	4,218

(Loss) income from discontinued operations	$(5,749)	$25,782	$8,011

The pre-tax loss of $8,380 in 2006 includes $3,494 of fixed asset impairment charges in accordance with SFAS 144 and $2,453 of goodwill impairment charges in accordance with SFAS 142, representing all the goodwill of the reporting unit. Additional charges of $5,921 were recorded for the write-off of deferred costs and other inventory and receivable reductions. The charges and impairments were primarily recorded as a result of the intention to sell the business, and therefore, present the operation at its fair value.

At February 28, 2006 and 2005, “Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Consolidated Statement of Financial Position include the following:

	2006	2005
Assets of businesses held for sale:
Current assets	$11,277	$13,543
Other assets	1,713	7,308
Fixed assets	—	4,564

	$12,990	$25,415

Liabilities of businesses held for sale:
Current liabilities	$3,016	$5,026
Noncurrent liabilities	—	12

	$3,016	$5,038

NOTE 19—SUBSEQUENT EVENTS

Refinancing Activities

On April 4, 2006, the Corporation entered into a new $650,000 credit agreement, dated April 4, 2006. The new credit agreement includes a $350,000 revolving credit facility and a secured $300,000 delay draw term loan. In connection with the execution of this new agreement, the Corporation’s amended and restated credit agreement dated May 11, 2004 was terminated. The obligations under the new credit agreement are guaranteed by the Corporation’s material domestic subsidiaries and are secured by substantially all of the personal property of the Corporation and each of the material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of the Corporation’s domestic subsidiaries and 65% of the capital stock of the Corporation’s first tier foreign subsidiaries. The revolving loans will mature on April 4, 2011, and the term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2007, with the balance payable on April 4, 2013.

Term loans under the new credit agreement will bear interest at a rate per annum based on either the London Inter-Bank Offer Rate (“LIBOR”) plus 150 basis points or based on the alternate base rate (“ABR”), as defined in the credit agreement, plus 25 basis points. Revolving loans denominated in US dollars will bear interest at a rate per annum based on the then applicable LIBOR or ABR rate, in each case, plus margins adjusted according to the Corporation’s leverage ratio.

The credit agreement contains certain restrictive covenants that are customary for similar credit arrangements, including covenants relating to limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions and transactions with affiliates. There are also financial performance covenants that require the Corporation to maintain a maximum leverage ratio and a minimum interest coverage ratio. The credit agreement also requires the Corporation to make certain mandatory prepayments of outstanding indebtedness using the net cash proceeds received from certain dispositions, events of loss and additional indebtedness that the Corporation may incur from time to time.

Also, on April 4, 2006, the Corporation reduced the available financing under its accounts receivable securitization financing agreement from $200,000 to $150,000.

On April 6, 2006, the Corporation commenced a cash tender offer, subject to several conditions, for all of its $300,000 of outstanding 6.10% senior notes due on August 1, 2028 and a consent solicitation to amend the related note indenture. The consent solicitation seeks consents from holders of the notes to eliminate certain restrictive covenants and events of default from the note indenture. The Corporation is undertaking this initiative to increase its financial flexibility. The commencement date of this offer was April 6, 2006, and the expected expiration date is May 24, 2006. As of April 19, 2006, the Corporation had received sufficient consents to amend the indenture governing the notes.

Also, on April 6, 2006, the Corporation commenced an exchange offer for its existing 7.00% convertible subordinated notes for a new series of convertible notes with substantially the same terms except that the new convertible notes will permit the Corporation to settle the conversion of the new notes in cash and stock, whereas the old notes were convertible into stock only. Assuming all of the notes are exchanged, the net effect on the financial statements will be to use approximately $175,000 of cash to settle, in July 2006, a portion of the total conversion value.

Discontinued Operations

On March 21, 2006, the arbitrator issued its draft award concerning the closing balance sheet working capital adjustments related to the Magnivision sale, ruling in the Corporation’s favor on approximately 95% of the claims. The draft award is subject to revision by the arbitrator and both parties have filed responses to the draft award. The ultimate adjustment to the sales price of Magnivision is not expected to exceed 10% of the cash proceeds. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Corporation will not record any favorable adjustment until the final settlement is received.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Thousands of dollars except per share amounts

The business exhibits seasonality, which is typical for most companies in the retail industry. Sales are higher in the second half of the year due to the concentration of major holidays during that period. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Working capital requirements needed to finance operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as inventory is increased in preparation for the peak selling season.

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2006 and 2005:

	Quarter Ended
	May 31	Aug 31	Nov 30	Feb 28
Fiscal 2006
Net sales	$439,469	$384,965	$551,991	$509,276
Gross profit	261,039	210,394	277,756	286,354
Income from continuing operations	26,908	3,804	8,783	50,630
(Loss) income from discontinued operations, net of tax	(494)	(563)	4,144	(8,836)
Net income	26,414	3,241	12,927	41,794
Earnings per share:
Continuing operations	$0.40	$0.06	$0.14	$0.81
Net income	0.39	0.05	0.20	0.67
Earnings per share—assuming dilution:
Continuing operations	0.36	0.06	0.14	0.70
Net income	0.35	0.05	0.19	0.58

Dividends declared per share	0.08	0.08	0.08	0.08

During the fourth quarter, the Corporation committed to a plan to sell its South African business unit. Accordingly, the business was reclassified as discontinued operations and prior periods were restated.

For 2006, the Corporation’s subsidiary, AG Interactive, changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the quarter ended May 31, 2006 included five months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11,000, but had no impact on earnings.

The first quarter included a pre-tax charge of $862 related to the repurchase of the Corporation’s remaining 11.75% senior subordinated notes and a pre-tax charge of $3,238 associated with a plant closure. The second quarter included a pre-tax charge of $2,107 associated with a plant closure. The third quarter included a pre-tax goodwill impairment charge of $43,153, a pre-tax charge of $2,074 for a planned plant closure, and a pre-tax fixed asset impairment charge of $2,376. The fourth quarter included a pre-tax fixed asset impairment charge of $1,580, a pre-tax charge of $2,369 for an overhead reduction program and a pre-tax charge, recorded in discontinued operations, of $11,868 associated with impairments at the South African business unit.

	Quarter Ended
	May 31	Aug 31	Nov 30	Feb 28
Fiscal 2005
Net sales	$430,276	$388,881	$578,705	$485,505
Gross profit	250,435	204,175	289,611	244,036
Income from continuing operations	3,313	6,458	38,599	21,127
Income from discontinued operations, net of tax	925	452	24,162	243
Net income	4,238	6,910	62,761	21,370
Earnings per share:
Continuing operations	$0.05	$0.09	$0.56	$0.31
Net income	0.06	0.10	0.91	0.31
Earnings per share—assuming dilution:
Continuing operations	0.05	0.09	0.49	0.28
Net income	0.06	0.10	0.78	0.28
Dividends declared per share	—	—	0.06	0.06

During the fourth quarter of 2006, the Corporation committed to a plan to sell its South African business unit. Accordingly, the business was reclassified as discontinued operations and prior periods were restated.

The first quarter included a pre-tax charge of $39,024 related to the repurchase of a portion of the Corporation’s 11.75% senior subordinated notes. The second quarter included a pre-tax gain of $10,000 resulting from the modification of certain agreements related to licensing activities. The third quarter included a pre-tax charge of $16,570 associated with an overhead reduction program, a pre-tax charge of $13,000 related to the implementation of a new merchandising strategy for seasonal space management, a pre-tax charge of $8,233 associated with a plant closure and a pre-tax gain of $35,525 on the sale of a discontinued operation. The fourth quarter included a pre-tax charge of $29,769 associated with scan-based trading conversions, a pre-tax charge of $6,376 associated with a plant closure, a pre-tax charge of $4,883 for a correction in the accounting for certain operating leases and an after-tax benefit of $4,194 resulting primarily from changes in tax laws.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent registered public accounting firm on accounting or financial disclosure matters within the three year period ended February 28, 2006, or in any period subsequent to such date.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    American Greetings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of February 28, 2006.

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

American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 28, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment under COSO’s “Internal Control-Integrated Framework,” management believes that as of February 28, 2006, American Greetings’ internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on management’s assessment of American Greetings’ internal control over financial reporting and on the effectiveness of internal control over financial reporting. This attestation report is included in Part II, Item 8, at page 38 of this Annual Report on Form 10-K.

/S/ ZEV WEISS	/S/ MICHAEL J. MERRIMAN, JR.
Zev Weiss	Michael J. Merriman, Jr.
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Changes in Internal Controls.    There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information called for by this Item 10 from the information contained in (i) our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 23, 2006 under the headings and with subheadings “Election of Directors,” “Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and (ii) for information regarding executive officers, Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We hereby incorporate by reference the information called for by this Item 11 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 23, 2006 under the heading “Information Concerning Executive Officers” and “Proposal No. 1—Election of Directors—Directors’ Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information called for by this Item 12 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 23, 2006 under the headings “Security Ownership—Security Ownership of Management” and “Security Ownership—Security Ownership of Certain Beneficial Owners.”

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common shares that may be issued under our equity compensation plans as of February 28, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,289,362	$22.71	4,984,135
Equity compensation plans not approved by security holders	—	N/A	—

Total	6,289,362	$22.71	4,984,135

(1)	Column (a) represents the number of common shares that may be issued in connection with the exercise of outstanding stock options. The amount includes 5,395,480 Class A common shares and 893,882 Class B common shares. The amount excludes 239,456 Class B common shares that may be issued upon the vesting of outstanding restricted stock and deferred share unit awards and the settlement of outstanding performance shares that have been awarded under the Corporation’s equity compensation plans, assuming the maximum performance or other criteria have been achieved. If the performance or other criteria are not achieved, these Class B common shares would become available for future grants and awards.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock, deferred shares, performance shares and deferred compensation share units.

Column (c) includes 3,965,392 Class A common shares and 1,018,743 Class B common shares, which shares may generally be issued under the Corporation’s equity compensation plans upon the exercise of stock options or stock appreciation rights and/or awards of deferred shares, performance shares or restricted stock.

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

We hereby incorporate by reference the information called for by this Item 13 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 23, 2006 under the heading “Information Concerning Executive Officers—Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

We hereby incorporate by reference the information called for by this Item 14 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 23, 2006 under the heading “Independent Registered Public Accounting Firm—Fees Paid to Ernst & Young LLP.”

(Next item is Part IV)

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	S-1

3.	Exhibits required by Item 601 of Regulation S-K

Item	Description
3	Articles of Incorporation and By-laws.

	(i)	Amended Articles of Incorporation of the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

	(ii)	Amendment to Amended Articles of Incorporation of the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

(iii)

Amended Regulations of the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders, including indentures

	(i)	Trust Indenture, dated as of July 27, 1998.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

Item	Description
	(ii)	Indenture, dated as of June 29, 2001, between the Corporation, as issuer, and The Huntington National Bank, as Trustee, with respect to the Corporation’s 11.75% Senior Subordinated Notes due 2008.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-4 (Registration No. 333-68536), dated August 28, 2001, and is incorporated herein by reference.

	(iii)	First Supplemental Indenture, dated May 12, 2004, to the Indenture dated June 29, 2001, with respect in the Corporation’s 11.75% Senior Subordinated Notes due 2008, between the Corporation, as issuer, and The Huntington National Bank, as Trustee.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004, and is incorporated herein by reference.

	(iv)	Indenture, dated as of June 29, 2001, between the Corporation, as issuer, and National City Bank, as Trustee, with respect to the Corporation’s 7.00% Convertible Subordinated Notes due July 15, 2006.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-3 (Registration No. 333-68526), dated August 28, 2001, and is incorporated herein by reference.

10	Material Contracts

	(i)	Credit Agreement, dated May 11, 2004, among the following: (i) the Corporation, (ii) National City Bank, as an LC issuer, swing line lender and as the lead arranger and global agent, (iii) KeyBank National Association, as lender and syndication agent, (iv) LaSalle Bank National Association, as lender, LC issuer and documentation agent, and (v) certain named financial institutions as lenders (the “Credit Agreement”). Certain exhibits and schedules to the Credit Agreement have been excluded and will be furnished to the SEC upon request.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004, and is incorporated herein by reference.

	(ii)	Amendment No. 1 to the Credit Agreement and Waiver and Consent, dated as of January 28, 2005, among the Corporation, National City Bank as the Global Agent and as Collateral Agent, and certain named financial institutions as lenders. Certain exhibits and schedules to the Credit Agreement have been excluded and will be furnished to the SEC upon request.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	(iii)	Amendment No. 2 to the Credit Agreement, dated as of April 1, 2005, among the Corporation, National City Bank as the Global Agent and as Collateral Agent, and certain named financial institutions as lenders. Certain exhibits and schedules to the Credit Agreement have been excluded and will be furnished to the SEC upon request.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	(iv)	Amendment No. 3 to the Credit Agreement, dated as of January 31, 2006, among the Corporation, National City Bank as the Global Agent and as Collateral Agent, and certain named financial institutions as lenders. Certain exhibits and schedules to the Credit Agreement have been excluded and will be furnished to the SEC upon request.

Item	Description
This Exhibit is filed herewith.

	(v)	Credit Agreement, dated April 4, 2006, among the Corporation, various lending institutions party thereto, National City Bank, as the global agent, joint lead arranger, joint bookrunner, Swing Line Lender, LC Issuer and collateral agent, UBS Securities LLC, as joint lead arranger, joint bookrunner and syndication agent, and KeyBank National Association, JPMorgan Chase Bank, N.A., and LaSalle Bank National Association, as documentation agents.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated April 4, 2006, and is incorporated herein by reference.

	(vi)	Pledge and Security Agreement, dated as of April 4, 2006, by and among, the Corporation, each of the domestic subsidiaries of American Greetings Corporation identified therein and National City Bank, as collateral agent.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated April 4, 2006, and is incorporated herein by reference.

	(vii)	Receivables Purchase Agreement, dated as of August 7, 2001, among AGC Funding Corporation, the Corporation, Market Street Funding Corporation and PNC Bank, National Association.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and is incorporated herein by reference.

	(viii)	Fifth Amendment to Receivables Purchase Agreement, dated as of August 2, 2004, among AGC Funding Corporation, the Corporation, Market Street Funding Corporation, PNC Bank, National Association, Fifth Third Bank, Liberty Street Funding Corp. and The Bank of Nova Scotia.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	(ix)	Seventh Amendment to Receivables Purchase Agreement, dated as of April 4, 2006, among AGC Funding Corporation, the Corporation in its individual capacity and as Servicer, PNC Bank, National Association, in its individual capacity, as purchaser agent for Market Street Funding LLC, and as Administrator for each Purchaser Group, Market Street Funding LLC (as successor to Market Street Funding Corporation) in its individual capacity, as a Conduit Purchaser and as a Related Committed Purchaser, Liberty Street Funding Corp. (“LSFC”), as a Conduit Purchaser and The Bank of Nova Scotia, as a Related Committed Purchaser and as purchaser agent for itself and LSFC.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated April 4, 2006, and is incorporated herein by reference.

	*(x)	Form of Employment Contract with Specified Officers.

This Exhibit is filed herewith.

*(xi)

Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999, and is incorporated herein by reference.

Item	Description
	*(xii)	American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xiii)	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xiv)	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xv)	Amendment Number Three to the American Greetings Corporation Executive Deferred Compensation Plan—American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xvi)	Amendment Number Four to the American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to the American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

	*(xvii)	Form of Agreement for Deferred Compensation Benefits.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xviii)	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xix)	American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

	*(xx)	Form of Deferral Agreement under the American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

	*(xxi)	Stock Option Agreement with Morry Weiss dated January 25, 1988.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and is incorporated herein by reference.

	*(xxii)	1992 Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-58582), dated February 22, 1993, and is incorporated herein by reference.

Item	Description
	*(xxiii)	1995 Director Stock Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-61037), dated July 14, 1995, and is incorporated herein by reference.

	*(xxiv)	1996 Employee Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-08123), dated July 15, 1996, and is incorporated herein by reference.

	*(xxv)	1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-121982), dated January 12, 2005, and is incorporated herein by reference.

	*(xxvi)	CEO and Named Executive Officers Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001, and is incorporated herein by reference.

	*(xxvii)	Description of Compensation Payable to Non-Employee Directors.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated June 24, 2005, and is incorporated herein by reference.

	*(xxviii)	Supplemental Executive Retirement Plan (as amended and restated effective March 1, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004, and is incorporated herein by reference.

	*(xxix)	Amendment Number One to the American Greetings Corporation Supplemental Executive Retirement Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

	*(xxx)	Employment Agreement, dated as of March 1, 2001, between William R. Mason and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

	*(xxxi)	Employment Agreement, dated as of October 17, 2002, between Michael Goulder and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

*(xxxii)

Employment Agreement, dated as of May 6, 2002, between Erwin Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

*(xxxiii)

Employment Agreement, dated as of September 9, 2002, between Steven Willensky and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

Item	Description
*(xxxiv)

Employment Agreement, dated as of August 22, 2003, between Catherine M. Kilbane and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

*(xxxv)

Employment Agreement, dated as of March 4, 2004, between Thomas H. Johnston and the Corporation, as amended on March 11, 2004.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*(xxxvi)

Employment Agreement, dated as of June 1, 1991, between Jeffrey M. Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

*(xxxvii)

Employment Agreement, dated as of May 1, 1997, between Zev Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

*(xxxviii)

Employment Agreement, dated August 16, 2005, between the Corporation and Michael J. Merriman, Jr.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated August 16, 2005, and is incorporated herein by reference.

	*(xxxix)	Executive Service Contract, dated May 8, 1998, between the Corporation and John S.N. Charlton. This Exhibit is filed herewith.

*(xl)

Retirement Agreement, effective as of February 21, 2005, between David R. Beittel and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*(xli)

Severance Agreement, effective as of February 28, 2005, between Pamela L. Linton and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*(xlii)

Consulting Agreement, effective as of March 1, 2005, between Pamela L. Linton and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*(xliii)

Severance Agreement and Mutual Release, effective as of February 28, 2005, between Mary Ann Corrigan-Davis and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

Item	Description
	*(xliv)	Key Management Annual Incentive Plan (fiscal year 2006 Description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*(xlv)

Amendment to Key Management Annual Incentive Plan for Fiscal Years 2005 and 2006.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

*(xlvi)

Agreement to defer stock option gains with Morry Weiss dated December 15, 1997.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

*(xlvii)

Form of Employee Stock Option Agreement.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*(xlviii)

Form of Director Stock Option Agreement.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*(xlix)

Form of Restricted Shares Grant Agreement.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*(l)

Form of Deferred Shares Grant Agreement.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	*(li)	Performance Share Grant Agreement dated August 2, 2005, between the Corporation and Zev Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

*(lii)

Performance Share Grant Agreement dated August 2, 2005, between the Corporation and Jeffrey Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

*(liii)

Bonus Letter, dated October 4, 2000, to Erwin Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*(liv)

Independent Contractor Agreement, dated December 14, 2005, between American Greetings and Joseph S. Hardin, Jr.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

Item	Description
21	Subsidiaries of the Corporation.

This Exhibit is filed herewith.

23	Consent of Independent Registered Public Accounting Firm.

This Exhibit is filed herewith.

(31)a	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

(31)b	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

This Exhibit is filed herewith.

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

(b)	Exhibits listed in Item 15 (a) 3. are included herein or incorporated herein by reference.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted below.

3.	Financial Statement Schedules Included in Part IV of the report:

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GREETINGS CORPORATION
(Registrant)

Date: May 9, 2006	By:	/S/ CATHERINE M. KILBANE
Catherine M. Kilbane, Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE
)
/s/ MORRY WEISS Morry Weiss	Chairman of the Board; Director	) ) )
)
/s/ ZEV WEISS Zev Weiss	Chief Executive Officer; (principal executive officer) Director	) ) )
)
)
/s/ JEFFREY WEISS Jeffrey Weiss	President and Chief Operating Officer; Director	) ) )
)
/s/ SCOTT S. COWEN Scott S. Cowen	Director	) ) )
)
/s/ JOSEPH S. HARDIN JR. Joseph S. Hardin, Jr.	Director	) ) )
)
/s/ STEPHEN R. HARDIS Stephen R. Hardis	Director	) ) )	May 9, 2006
)
/s/ HARRIET MOUCHLY-WEISS Harriet Mouchly-Weiss	Director	) ) )
)
/s/ CHARLES A. RATNER Charles A. Ratner	Director	) ) )
)
/s/ JERRY SUE THORNTON Jerry Sue Thornton	Director	) ) )
)
/s/ MICHAEL J. MERRIMAN JR. Michael J. Merriman, Jr.	Senior Vice President and Chief Financial Officer (principal financial officer)	) ) )
)
/s/ JOSEPH B. CIPOLLONE Joseph B. Cipollone	Vice President and Corporate Controller; Chief Accounting Officer (principal accounting officer)	) ) )

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES

(In thousands of dollars)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
Description	Balance at Beginning of Period	ADDITIONS			Deductions- Describe		Balance at End of Period
		(1) Charged to Costs and Expenses	(2) Charged (Credited) to Other Accounts-Describe
Year ended February 28, 2006:
Deduction from asset account:
Allowance for doubtful accounts	$16,326	$2,637	$(112	)(A)	$10,713	(B)	$8,138

Allowance for sales returns	$93,173	$291,601	$(1,140	)(A)	$310,359	(C)	$73,275

Allowance for other assets	$37,500	$—	$—		$6,900	(D)	$30,600

Year ended February 28, 2005:
Deduction from asset account:
Allowance for doubtful accounts	$17,359	$2,402	$105	(A)	$3,540	(B)	$16,326

Allowance for sales returns	$84,343	$263,354	$1,131	(A)	$255,655	(C)	$93,173

Allowance for other assets	$40,100	$11,800	$—		$14,400	(D)	$37,500

Year ended February 29, 2004:
Deduction from asset account:
Allowance for doubtful accounts	$34,198	$5,408	$428	(A)	$22,675	(B)	$17,359

Allowance for sales returns	$85,363	$287,008	$3,091	(A)	$291,119	(C)	$84,343

Allowance for other assets	$36,100	$7,500	$—		$3,500	(D)	$40,100

Note A: Translation adjustment on foreign subsidiary balances.

Note B: Accounts charged off, less recoveries.

Note C: Sales returns charged to the allowance account for actual returns.

Note D: Deferred contract costs charged to the allowance account and reduction to the account.

S-1