Form 10-Q
period 2006-05-26
AMERICAN GREETINGS CORP
filed 2006-07-05
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2006, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	52,962,609
Class B Common	4,227,153

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited) Three Months Ended
	May 26, 2006	May 27, 2005
Net sales	$406,571	$439,469

Costs and expenses:
Material, labor and other production costs	176,321	178,430
Selling, distribution and marketing	143,769	153,798
Administrative and general	62,006	62,475
Interest expense	12,464	9,677
Other income – net	(6,880)	(8,495)

Total costs and expenses	387,680	395,885

Income from continuing operations before income tax expense	18,891	43,584

Income tax expense	2,854	16,676

Income from continuing operations	16,037	26,908

Loss from discontinued operations, net of tax	(645)	(494)

Net income	$15,392	$26,414

Earnings per share – basic:
Income from continuing operations	$0.27	$0.40
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.26	$0.39

Earnings per share – assuming dilution:
Income from continuing operations	$0.25	$0.36
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.24	$0.35

Average number of shares outstanding	58,137,230	68,595,786

Average number of shares outstanding – assuming dilution	71,077,312	81,952,895

Dividends declared per share	$0.08	$0.08

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) May 26, 2006	(Note 1) February 28, 2006	(Unaudited) May 27, 2005
ASSETS

Current assets
Cash and cash equivalents	$205,468	$213,613	$210,956
Short-term investments	83,100	208,740	208,750
Trade accounts receivable, net	122,808	142,087	191,523
Inventories	237,658	217,318	230,059
Deferred and refundable income taxes	164,079	154,327	165,123
Assets of businesses held for sale	10,978	12,990	22,154
Prepaid expenses and other	211,611	213,067	209,983

Total current assets	1,035,702	1,162,142	1,238,548

Goodwill	208,973	203,599	261,450
Other assets	528,352	549,162	621,954

Property, plant and equipment – at cost	965,947	953,981	980,031
Less accumulated depreciation	661,524	649,922	652,747

Property, plant and equipment – net	304,423	304,059	327,284

	$2,077,450	$2,218,962	$2,449,236

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$159,122	$174,792	$10,184
Accounts payable	123,457	126,061	115,569
Accrued liabilities	75,937	73,046	109,732
Accrued compensation and benefits	45,217	69,016	40,374
Income taxes	24,857	16,887	31,177
Liabilities of businesses held for sale	3,102	3,016	4,219
Other current liabilities	93,202	96,165	121,817

Total current liabilities	524,894	558,983	433,072

Long-term debt	239,838	300,516	476,152
Other liabilities	98,729	116,554	147,883
Deferred income taxes	25,144	22,884	34,612

Shareholders’ equity
Common shares – Class A	53,386	56,130	63,365
Common shares – Class B	4,225	4,218	4,213
Capital in excess of par value	401,644	398,505	376,586
Treasury stock	(732,890)	(676,436)	(487,563)
Accumulated other comprehensive income	23,952	9,823	14,894
Retained earnings	1,438,528	1,427,785	1,386,022

Total shareholders’ equity	1,188,845	1,220,025	1,357,517

	$2,077,450	$2,218,962	$2,449,236

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Three Months Ended
	May 26, 2006	May 27, 2005
OPERATING ACTIVITIES:
Net income	$15,392	$26,414
Loss from discontinued operations	645	494

Income from continuing operations	16,037	26,908
Adjustments to reconcile to net cash provided by operating activities:
(Gain) loss on disposal of fixed assets	(79)	944
Loss on extinguishment of debt	4,963	862
Depreciation and amortization	11,777	14,467
Deferred income taxes	(1,913)	7,740
Other non-cash charges	3,926	516
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade accounts receivable	22,203	(12,433)
Increase in inventories	(17,607)	(13,759)
(Increase) decrease in other current assets	(8,711)	14,415
Decrease in deferred costs – net	13,017	25,051
Decrease in accounts payable and other liabilities	(24,266)	(47,924)
Other – net	1,983	920

Cash Provided by Operating Activities	21,330	17,707

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	448,320	575,785
Purchases of short-term investments	(322,680)	(575,795)
Property, plant & equipment additions	(9,604)	(8,538)
Proceeds from sale of fixed assets	182	36
Other – net	3,223	(650)

Cash Provided (Used) by Investing Activities	119,441	(9,162)

FINANCING ACTIVITIES:
Increase in long-term debt	200,000	—
Reduction of long-term debt	(281,363)	—
Sale of stock under benefit plans	1,052	8,511
Purchase of treasury shares	(59,529)	(45,533)
Dividends to shareholders	(4,605)	(5,500)
Debt issuance costs	(7,276)	—

Cash Used by Financing Activities	(151,721)	(42,522)

DISCONTINUED OPERATIONS:
Cash used by operating activities from discontinued operations	(1,293)	(392)
Cash provided by investing activities from discontinued operations	1,657	208

Cash Provided (Used) by Discontinued Operations	364	(184)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,441	(2,682)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,145)	(36,843)

Cash and Cash Equivalents at Beginning of Year	213,613	247,799

Cash and Cash Equivalents at End of Period	$205,468	$210,956

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three Months Ended May 26, 2006 and May 27, 2005

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Greetings Corporation and its subsidiaries (the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2006 refers to the year ended February 28, 2006. For 2006, AG Interactive changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the three months ended May 27, 2005 included five months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11 million for the three months ended May 27, 2005, but had no significant impact on earnings.

These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 28, 2006, from which the Condensed Consolidated Statement of Financial Position at February 28, 2006, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2007 presentation.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS 151”), “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS 151 also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead would be treated as a current period expense in the period incurred. This statement is effective for fiscal years beginning after July 15, 2005. The adoption of SFAS 151, effective March 1, 2006, did not significantly impact the Corporation’s consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. FSP 13-1 requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective March 1, 2006, did not materially affect the Corporation’s consolidated financial statements.

Note 4 – Other Income – Net

	Three Months Ended
(In thousands)	May 26, 2006	May 27, 2005
Royalty revenue	$(1,447)	$(5,679)
Foreign exchange (gain) loss	(1,436)	1,009
Interest income	(2,835)	(2,573)
Other	(1,162)	(1,252)

	$(6,880)	$(8,495)

Other includes, among other things, gains and losses on asset disposals and rental income.

Note 5 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share—assuming dilution:

	Three Months Ended
	May 26, 2006	May 27, 2005
Numerator (in thousands):
Income from continuing operations	$16,037	$26,908
Add-back – interest on convertible subordinated notes, net of tax	1,874	1,875

Income from continuing operations – assuming dilution	$17,911	$28,783

Denominator (in thousands):
Weighted average shares outstanding	58,137	68,596
Effect of dilutive securities:
Convertible debt	12,576	12,591
Stock options and other	364	766

Weighted average shares outstanding – assuming dilution	71,077	81,953

Income from continuing operations per share	$0.27	$0.40

Income from continuing operations per share – assuming dilution	$0.25	$0.36

Approximately 4.7 million and 2.7 million stock options outstanding in the three month periods ended May 26, 2006 and May 27, 2005, respectively, were excluded from the weighted average shares outstanding – assuming dilution calculation because the effect would have been antidilutive. Refer to Note 10 for additional information on changes that occurred near the end of the quarter ended May 26, 2006 that impacted the Corporation’s outstanding 7.00% convertible subordinated notes.

Note 6 – Comprehensive Income

The Corporation’s total comprehensive income is as follows:

	Three Months Ended
(In thousands)	May 26, 2006	May 27, 2005
Net income	$15,392	$26,414

Other comprehensive income (loss):
Foreign currency translation adjustment and other	14,057	(14,144)
Unrealized gain (loss) on securities	72	(1)

Total comprehensive income	$29,521	$12,269

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 26, 2006	February 28, 2006	May 27, 2005
Allowance for seasonal sales returns	$84,000	$73,275	$84,284
Allowance for doubtful accounts	9,361	8,138	16,701
Allowance for cooperative advertising and marketing funds	24,379	21,658	27,613
Allowance for rebates	62,360	51,957	59,308

	$180,100	$155,028	$187,906

Note 8 – Inventories

(In thousands)	May 26, 2006	February 28, 2006	May 27, 2005
Raw materials	$24,175	$19,806	$26,601
Work in process	18,898	15,399	23,788
Finished products	248,743	239,866	231,847

	291,816	275,071	282,236
Less LIFO reserve	79,802	79,403	76,673

	212,014	195,668	205,563

Display materials and factory supplies	25,644	21,650	24,496

	$237,658	$217,318	$230,059

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note 9 – Deferred Costs

As of May 26, 2006, February 28, 2006 and May 27, 2005, deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	May 26, 2006	February 28, 2006	May 27, 2005
Prepaid expenses and other	$149,812	$156,442	$158,055
Other assets	466,926	489,286	564,298

Deferred cost assets	616,738	645,728	722,353

Other current liabilities	(63,555)	(61,391)	(92,568)
Other liabilities	(48,771)	(68,695)	(81,921)

Deferred cost liabilities	(112,326)	(130,086)	(174,489)

Net deferred costs	$504,412	$515,642	$547,864

Note 10 – Debt

On April 4, 2006, the Corporation entered into a new $650 million secured credit agreement. The new credit agreement includes a $350 million revolving credit facility and a $300 million delay draw term loan. The Corporation may request one or more term loans until April 4, 2007. In connection with the execution of this new agreement, the Corporation’s amended and restated credit agreement dated May 11, 2004 was terminated. The obligations under the new credit agreement are guaranteed by the Corporation’s material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings Corporation and each of its material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of the Corporation’s domestic subsidiaries and 65% of the capital stock of the Corporation’s first tier foreign subsidiaries. The revolving loans will mature on April 4, 2011 and the term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2007, with the balance payable on April 4, 2013. There were no outstanding balances under this agreement at May 26, 2006.

Revolving loans denominated in U.S. dollars under the new credit agreement will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate (“LIBOR”) or the alternate base rate (“ABR”), as defined in the credit agreement, in each case, plus margins adjusted according to the Corporation’s leverage ratio. Term loans will bear interest at a rate per annum based on either LIBOR plus 150 basis points or based on the ABR, as defined in the credit agreement, plus 25 basis points. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the revolving credit facility and 62.5 basis points on the undrawn portion of the term loan. In accordance with the terms of the new credit agreement, the commitment fee on the revolving facility will fluctuate based on the Corporation’s leverage ratio beginning November 30, 2006. The commitment fee on the term loan terminates on April 4, 2007 if no amounts have been drawn as of that date.

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

Also, on April 4, 2006, the Corporation reduced the available financing under its accounts receivable securitization financing agreement from $200 million to $150 million. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. The maturity date for this agreement is August 1, 2007. The related interest rate is commercial paper-based. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the accounts receivable facility. There were no outstanding balances under this agreement at May 26, 2006.

On May 24, 2006, the Corporation issued $200.0 million of 7.375% senior unsecured notes, due on June 1, 2016. The proceeds from this issuance were used for the repurchase of the Corporation’s 6.10% senior notes due on August 1, 2028 that were tendered in the Corporation’s tender offer and consent solicitation for these notes that was completed on May 25, 2006.

On May 25, 2006, the Corporation repurchased $277.3 million of its 6.10% senior notes due on August 1, 2028 and recorded a charge of $5.0 million for the consent payment and other fees associated with the notes repurchased, as well as for the write-off of related deferred financing costs. In conjunction with the tender, the indenture governing the 6.10% senior notes was amended to eliminate certain restrictive covenants and events of default. The remaining 6.10% senior notes may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

On May 26, 2006, $159.1 million of the Corporation’s 7.00% convertible subordinated notes due on July 15, 2006 were exchanged (modified) for a new series of 7.00% convertible subordinated notes due on July 15, 2006. The Corporation paid an exchange fee of $0.8 million that has been deferred and will be amortized over the remaining term of the new convertible subordinated notes. The terms of the new notes are substantially the same as the old notes except that upon conversion, the new notes will be settled in cash and, depending on the trading price of the Corporation’s Class A common shares, in Class A common shares. Upon conversion, the old notes can only be settled in Class A common shares. The old notes are convertible at the option of the holders into Class A common shares of the Corporation at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 thousand principal amount of notes. If the remaining old notes outstanding at May 26, 2006 were converted, this would result in the issuance of approximately 1,127,000 Class A common shares of the Corporation. If the new notes outstanding at May 26, 2006 were converted, this would result in a cash payment of $159.1 million and the issuance of approximately 4,466,000 Class A common shares of the Corporation based on the closing market price of the Corporation’s Class A common shares on May 26, 2006 and a conversion rate of 71.9466 common shares per $1 thousand principal amount of notes.

At May 26, 2006, the Corporation was in compliance with all of its financial covenants.

At May 26, 2006, February 28, 2006 and May 27, 2005, debt due within one year, representing current maturities of long-term debt, totaled $159.1 million, $174.8 million and $10.2 million, respectively.

At May 26, 2006, February 28, 2006 and May 27, 2005, long-term debt and their related calendar year due dates were as follows:

(In thousands)	May 26, 2006	February 28, 2006	May 27, 2005
6.10% Senior Notes, due 2028	$22,615	$298,910	$298,603
7.375% Senior Notes, due 2016	200,000	—	—
7.00% Convertible Subordinated Notes, due 2006	15,662	—	175,000
Other	1,561	1,606	2,549

	$239,838	$300,516	$476,152

During 2006, the Corporation repurchased the remaining 11.75% senior subordinated notes that were included in debt due within one year at May 27, 2005. As a result, a charge of $0.9 million was recorded for the premium associated with the notes as well as for the write-off of the remaining related deferred financing costs.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension		Postretirement Benefit
	Three Months Ended		Three Months Ended
(In thousands)	May 26, 2006	May 27, 2005	May 26, 2006	May 27, 2005
Service cost	$135	$128	$999	$711
Interest cost	1,785	1,811	1,925	1,872
Expected return on plan assets	(1,775)	(1,721)	(1,275)	(1,201)
Amortization of prior service cost (credit)	65	23	(1,849)	(1,849)
Amortization of actuarial loss	665	358	1,700	1,771

	$875	$599	$1,500	$1,304

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 26, 2006 and May 27, 2005 was $0.9 million and $3.2 million, respectively. The profit-sharing plan expense for the three month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end and are contingent upon final year-end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expense recognized for the 401(k) match for the three months ended May 26, 2006 and May 27, 2005 was $1.1 million and $0.7 million, respectively.

Note 12 – Stock-Based Compensation

Effective March 1, 2006, the Corporation adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” utilizing the “modified prospective” method as described in SFAS 123R. In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123R, prior period amounts were not restated. SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous accounting guidance. Total stock-based compensation expense, recognized in “Administrative and general” expenses on the Condensed Consolidated Statement of Income, was $2.4 million ($1.5 million net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.02 during the three months ended May 26, 2006.

Prior to the effective date, the Corporation followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for its stock options granted to employees and directors. Because the exercise price of the Corporation’s stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. The Corporation had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Pro-forma information regarding the impact of total stock-based compensation on net income and earnings per share for prior periods is required by SFAS 123R.

The following illustrates the pro-forma information, determined as if the Corporation had applied the fair value method of accounting for stock options, during the three months ended May 27, 2005:

(In thousands, except per share amounts)
Net income as reported	$26,414

Deduct: Stock-based compensation expense determined under fair value based method, net of tax	1,029

Pro forma net income	$25,385

Earnings per share:
As reported	$0.39
Pro forma	0.37

Earnings per share – assuming dilution:
As reported	$0.35
Pro forma	0.33

Under the Corporation’s stock option plans, options to purchase Class A and/or Class B common shares are granted to directors, officers and other key employees at fair market value on the date of grant. In general, subject to continuing service, options become exercisable commencing twelve months after date of grant in annual installments and expire over a period of not more than ten years from the date of grant. The majority of options granted vest in annual installments over a two-year period. The Corporation, from time to time, makes certain grants whereby the vesting or exercise periods have the potential to be accelerated if the market value of the Corporation’s Class A common shares reaches certain specified prices. These grants are subject to the terms of the applicable option plans and agreements. These types of grants are not material to the total number of options outstanding at May 26, 2006. The Corporation generally issues new shares when options to purchase Class A common shares are exercised and treasury shares when options to purchase Class B shares are exercised.

Stock option transactions and prices are summarized as follows:

	Number of Class A Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2006	5,395,480	$22.12		$9,072
Granted	942,625	22.65
Exercised	(54,305)	17.05
Cancelled	(38,805)	23.30

Outstanding at May 26, 2006	6,244,995	$22.24	6.3	12,960

Exercisable at May 26, 2006	4,546,622	$21.85	5.5	12,236

	Number of Class B Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2006	893,882	$26.28		$122
Granted	193,000	22.65

Outstanding at May 26, 2006	1,086,882	$25.63	5.3	456

Exercisable at May 26, 2006	674,093	$27.03	4.1	296

The fair value of the Corporation’s stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all options granted during the three months ended May 26, 2006 and May 27, 2005:

	Three Months Ended
	May 26, 2006	May 27, 2005
Risk-free interest rate	5.00%	3.68%
Dividend yield	1.41%	0.32%
Expected stock volatility	0.24	0.28
Expected life in years	2.40	3.80

The weighted-average grant date fair value of options granted during the three months ended May 26, 2006 and May 27, 2005 was $5.92 and $7.54, respectively. The total intrinsic value of options exercised during the three months ended May 26, 2006 was $0.3 million.

During 2006, approximately 180,000 performance shares were awarded to certain executive officers under the American Greetings 1997 Equity and Performance Incentive Plan. The performance shares represent the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a performance period of up to five years. The performance shares are in lieu of a portion of the officer’s annual cash bonus. The number of performance shares actually earned will be based on the percentage of the officer’s target incentive award, if any, that the officer achieves during the performance period under the Corporation’s Key Management Annual Incentive Plan. The Corporation recognizes compensation expense related to performance shares ratably over the estimated vesting period. The fair value per share of the performance shares in 2007 was $20.94, using the following assumptions: risk-free interest rate of 4.74%; dividend yield of 1.52%; volatility of 0.24; and an expected life of one year. The fair value per share of the performance shares in 2006 was $24.88, using the following assumptions: risk-free rate of 3.20%; dividend yield of 0.24%; volatility of 0.24; and an expected life of one year.

As of May 26, 2006, the Corporation had unrecognized compensation expense of approximately $13 million, before taxes, related to stock options and performance shares. The unrecognized compensation expense is expected to be recognized over an average period of approximately 1.5 years.

Note 13 – Business Segment Information

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

At May 26, 2006, the Corporation owned and operated 499 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors.

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

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense on centrally-incurred debt, domestic profit-sharing expense and stock-based compensation expense. In addition, the costs associated with corporate operations including the senior management, corporate finance, legal and human resource functions, among other costs, are included in the unallocated items.

Operating Segment Information

	Net Sales		Segment Earnings (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	May 26, 2006	May 27, 2005	May 26, 2006	May 27, 2005
North American Social Expression Products	$288,573	$304,976	$65,828	$79,475
Intersegment items	(16,377)	(11,675)	(12,028)	(8,535)
Exchange rate adjustment	3,143	1,566	1,418	682

Net	275,339	294,867	55,218	71,622

International Social Expression Products	57,323	55,339	481	2,070
Exchange rate adjustment	4,291	7,506	62	292

Net	61,614	62,845	543	2,362

Retail Operations	40,678	42,860	(7,178)	(6,238)
Exchange rate adjustment	2,761	1,382	(121)	(42)

Net	43,439	44,242	(7,299)	(6,280)

AG Interactive	19,960	28,047	2,041	330
Exchange rate adjustment	5	214	(1)	(95)

Net	19,965	28,261	2,040	235

Non-reportable segments	6,214	8,206	(2,619)	4,132
Unallocated items - net	—	1,048	(29,044)	(28,553)
Exchange rate adjustment	—	—	52	66

Net	—	1,048	(28,992)	(28,487)

Consolidated total	$406,571	$439,469	$18,891	$43,584

Termination Benefits and Plant Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

During 2006, the Corporation recorded a severance charge of $4.4 million related to the planned Lafayette, Tennessee plant closure and other headcount reductions. The plant closure is targeted for early summer in calendar year 2006.

During the three months ended May 27, 2005, the North American Social Expression Products segment recorded a charge of $3.2 million for shutdown and relocation costs incurred during the period in connection with the Franklin, Tennessee plant closure.

The balance of the severance accrual was $6.7 million, $9.1 million and $11.1 million at May 26, 2006, February 28, 2006 and May 27, 2005, respectively.

Deferred Revenue

Deferred revenue, included in “Other current liabilities” on the Condensed Consolidated Statement of Financial Position, totaled $29.6 million, $28.4 million and $26.9 million at May 26, 2006, February 28, 2006 and May 27, 2005, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

Note 14 – Discontinued Operations

In February 2006, the Corporation committed to a plan to sell its South African business unit. It had been determined that the business unit was no longer a strategic fit for the Corporation. The Corporation has identified the assets and liabilities of the business as held for sale.

The South African business unit meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Corporation’s condensed consolidated financial statements and related notes have been presented to reflect it as a discontinued operation for all periods presented. The South African business unit was previously included within the former “Social Expression Products” segment.

The following summarizes the results of discontinued operations:

(In thousands)	Three Months Ended
	May 26, 2006	May 27, 2005
Net sales	$3,767	$3,807

Pretax loss from operations	$(645)	$(494)
Income tax expense	—	—

Loss from discontinued operations	$(645)	$(494)

“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Condensed Consolidated Statement of Financial Position include the following:

(In thousands)	May 26, 2006	February 28, 2006	May 27, 2005
Assets of businesses held for sale:
Current assets	$10,978	$11,277	$11,938
Other assets	—	1,713	6,266
Fixed assets	—	—	3,950

	$10,978	$12,990	$22,154

Liabilities of businesses held for sale:
Current liabilities	$3,102	$3,016	$4,211
Noncurrent liabilities	—	—	8

	$3,102	$3,016	$4,219

Note 15 - Subsequent Events

In June 2006, the Corporation closed on the sale of its South African business unit. Proceeds of approximately $10 million were received and any gain or loss on sale will be recorded during the second quarter.

Also, in June 2006, the Corporation’s AG Interactive subsidiary completed the acquisition of an online greeting card business for approximately $21 million, of which approximately 70% will be paid in the second quarter with the remainder to be paid in 2008. The financial results of this acquisition will be included in the Corporation’s results from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements. This discussion and analysis, and other statements made in this Report, contain forward-looking statements, see “Factors That May Affect Future Results” at the end of this discussion and analysis for a discussion of the uncertainties, risks and assumptions associated with these statements. Unless otherwise indicated or the context otherwise requires, the “Corporation,” “we,” “our,” “us” and “American Greetings” are used in this Report to refer to the businesses of American Greetings Corporation and its consolidated subsidiaries.

Overview

We experienced lower net sales and earnings during the first quarter of 2007, compared to the prior year quarter, primarily driven by our North American Social Expression Products segment where the implementation of our strategy to invest in our core greeting card business (“investment in cards strategy”) and scan-based trading (“SBT”) implementations directly impacted both net sales and earnings during the period. As we noted in our Annual Report on Form 10-K, we have committed approximately $75 million to the investment in cards strategy. These expenditures, which we expect to be weighted toward the second half of the year, will significantly reduce our operating earnings during fiscal 2007.

During the first quarter, actions related to the investment in cards strategy decreased net sales by approximately $6 million and SBT implementations reduced net sales by approximately $7 million. In total, actions related to the investment in cards strategy and SBT implementations reduced consolidated pretax income by approximately $9 million and $7 million, respectively. In addition, both of our social expression products segments experienced generally soft demand for their products.

AG Interactive net sales decreased approximately $8 million from the prior year first quarter. However, the prior year quarter included five months of operating results as AG Interactive changed its fiscal year-end from December 31 to February 28/29. The additional two months of activity in the prior year added approximately $11 million to net sales with no impact on net income. Factoring in this impact, net sales improved approximately $3 million as the core revenue drivers of advertising and subscriptions continued to demonstrate positive trends this quarter.

On March 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” using the modified prospective transition method. As a result, stock-based compensation expense recognized during the period was $2.4 million and is included in “Administrative and general” expenses on the Condensed Consolidated Statement of Income.

The effective tax rate for the first quarter of 2007 was 15.1% compared to 38.3% in the first quarter of 2006 due entirely to several discrete events that reduced income tax expense in the current period.

During the first quarter of 2007, we continued to optimize our capital structure. We completed a successful exchange offering for our convertible notes, repurchased substantially all of our $300 million 6.10% senior notes, replaced our credit facility with a new $650 million credit facility and issued $200 million of 7.375% senior unsecured notes. In total, we increased our financial flexibility, which is needed to continue to implement our operational strategy of investing in our core greeting card business, our financial strategy of investing in our own stock and the ongoing SBT conversions.

Related to these financing activities, our first quarter results included approximately $6 million for the purchase premiums, transaction costs and the write-off of deferred financing costs associated with the extinguished debt instruments. These costs were partially offset by a net gain of $2.4 million associated with an interest rate derivative designed to offset the initial interest rate risk related to the $200 million of 7.375% senior unsecured notes issued during the period.

The prior year quarter included $3.2 million for shutdown and relocation costs incurred during the period in connection with a plant closure and $0.9 million for the costs associated with the repurchase of our remaining outstanding 11.75% senior subordinated notes.

Subsequent to the quarter end, we completed the sale of our South African business unit and our AG Interactive business acquired an online greeting card business.

As we discussed on the June 29, 2006 web cast of our first quarter earnings, we are not changing the full year guidance that we provided in our April 6, 2006 earnings release and conference call where we announced that, subject to certain assumptions identified at that time, we anticipate for 2007 (1) earnings per share (assuming dilution) to be between $0.80 and $1.00, (2) a capital spending level of $70 million to $80 million and (3) cash provided by operating activities less capital expenditures to be between $100 million and $130 million.

Results of Operations

Three months ended May 26, 2006 and May 27, 2005

Net income was $15.4 million, or $0.24 per share, in the quarter compared to $26.4 million, or $0.35 per share, in the prior year first quarter (all per-share amounts assume dilution).

Our results for the three months ended May 26, 2006 and May 27, 2005 are summarized below:

(Dollars in thousands)	2006	% Net Sales	2005	% Net Sales
Net sales	$406,571	100.0%	$439,469	100.0%
Material, labor and other production costs	176,321	43.4%	178,430	40.6%
Selling, distribution and marketing	143,769	35.4%	153,798	35.0%
Administrative and general	62,006	15.3%	62,475	14.2%
Interest expense	12,464	3.0%	9,677	2.2%
Other income – net	(6,880)	(1.7)%	(8,495)	(1.9)%

Total costs and expenses	387,680	95.4%	395,885	90.1%

Income from continuing operations before income tax expense	18,891	4.6%	43,584	9.9%
Income tax expense	2,854	0.7%	16,676	3.8%

Income from continuing operations	16,037	3.9%	26,908	6.1%
Loss from discontinued operations, net of tax	(645)	(0.1)%	(494)	(0.1)%

Net income	$15,392	3.8%	$26,414	6.0%

For the three months ended May 26, 2006, consolidated net sales were $406.6 million, down from $439.5 million in the prior year first quarter. This 7.5% or approximately $33 million decrease was primarily the result of lower sales in our North American Social Expression Products segment of approximately $21 million, AG Interactive of approximately $8 million and our Retail Operations segment of approximately $2 million.

Net sales of our North American Social Expression Products segment decreased approximately $21 million. Approximately $6 million of the decrease was due to the implementation of our investment in cards strategy, approximately $7 million resulted from SBT implementations and the remaining decrease was from lower sales of everyday cards, party goods, candles and gift packaging. These decreases were offset slightly by improvements in seasonal card sales.

The reduction in AG Interactive’s net sales was due to the prior period including five months of activity due to the change in fiscal year-ends partially offset by growth in the online product group. The additional two months in the prior year added approximately $11 million to net sales. Growth in both advertising and subscription revenue added approximately $3 million to net sales in the current period.

Our Retail Operations segment was down approximately $2 million, or 5.1%, as favorable same-store sales of 2.2% were more than offset by the decrease in store doors of approximately 7%.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 26, 2006 and May 27, 2005 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2006	2005	2006	2005	2006	2005
Unit volume	(13.2)%	(0.2)%	4.6%	(12.7)%	(7.2)%	(4.8)%
Selling prices	7.0%	1.0%	(1.5)%	4.2%	4.3%	1.7%
Overall increase / (decrease)	(7.1)%	0.8%	3.0%	(9.0)%	(3.2)%	(3.2)%

During the first quarter, combined everyday and seasonal greeting card sales less returns fell 3.2% compared to the prior year quarter. Approximately 55% of this decrease was the result of the SBT buyback during the quarter.

Everyday card unit volume, down 13.2%, and selling prices, up 7.0%, were significantly impacted during the first quarter by the SBT buyback. Approximately 50% of the decrease in everyday card unit volume and approximately 65% of the increase in selling prices was the direct result of the SBT buyback. The remaining everyday card sales less returns decreased 4.3%, including a decline of unit volume of 6.5% and an increase in selling prices of 2.4%. The percentage decrease in card unit volume was consistent across all business units. The increase in selling prices was due to improved mix within most card lines.

Seasonal card unit volume increased 4.6% compared to the prior year quarter due to improvements in Mother’s Day, Easter and Father’s Day unit sales. The decrease in selling prices of seasonal cards is due to a slight change in the mix of Mother’s Day and Father’s Day cards to lower priced product.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended May 26, 2006 were $176.3 million, a decrease from $178.4 million for the comparable period in the prior year. As a percentage of net sales, these costs were 43.4% in the current period compared to 40.6% for the three months ended May 27, 2005. The $2.1 million decrease from the prior year is due to favorable volume variances of approximately $13 million due to the lower sales volume in the current period substantially offset by unfavorable product and business mix of approximately $6 million and higher inventory adjustments and SBT scrap costs of approximately $5 million.

Selling, distribution and marketing costs for the three months ended May 26, 2006 were $143.8 million, decreasing from $153.8 million for the comparable period in the prior year. The decrease of $10.0 million is due primarily to a reduction of approximately $5 million in AG Interactive’s expenses as the prior year period included an additional two months of activity as well as acquisition costs for the fiscal 2005 acquisitions. A reduction in lease costs and store expenses of approximately $3 million in our Retail Operations segment further reduced expenses in the current period due to fewer stores. The remainder of the decrease is attributable to lower licensing related expenses due to lower royalty income and reduced merchandiser expenses.

Administrative and general expenses were $62.0 million for the three months ended May 26, 2006, a decrease from $62.5 million for the three months ended May 27, 2005. More than half of the decrease of $0.5 million from the prior year quarter is due to favorable foreign currency exchange rates. Domestic profit-sharing expense was $2.3 million lower in the current period. AG Interactive’s administrative and general expenses were lower in the current quarter as the additional two months of activity last year contributed to higher administrative and general expenses in that period. These reductions were partially offset by stock-based compensation expense of $2.4 million recorded in the current period.

Interest expense for the three months ended May 26, 2006 was $12.5 million, an increase from $9.7 million for the prior year quarter. The increase of $2.8 million is attributable to $5.0 million of expense related to the early retirement of substantially all of our 6.10% senior notes including the consent payment, fees paid and the write-off of deferred financing costs. Deferred financing costs of $1.0 million associated with the credit facility that was terminated in April 2006 were written off in the current quarter. Additionally, due to the increase in the available financing under the new credit facility, commitment fees increased $0.3 million in the current year period. These amounts were partially offset by $2.4 million for the net gain recognized on the interest rate derivative entered into and settled during the three months ended May 26, 2006 and $0.9 million for expenses in the prior year quarter for the retirement of the remaining $10.2 million of our 11.75% senior subordinated notes.

Other income – net was $6.9 million for the three months ended May 26, 2006, a decrease from $8.5 million for the comparable period in the prior year. The decrease of $1.6 million is principally related to lower royalty income of $4.2 million partially offset by a swing of $2.5 million from a foreign exchange loss in the prior year quarter to a gain in the current quarter.

The effective tax rate on income from continuing operations was 15.1% and 38.3% for the three months ended May 26, 2006 and May 27, 2005, respectively. The decrease in the effective tax rate relates to several discrete events during the current year period, primarily additional tax benefits related to the extraterritorial income (“ETI”) exclusion.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At May 26, 2006, we owned and operated 499 card and gift retail stores in the United States and Canada through our Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors. AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.

We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended		% Change
	May 26, 2006	May 27, 2005
Net sales	$272,196	$293,301	(7.2)%
Segment earnings	53,800	70,940	(24.2)%

Net sales of our North American Social Expression Products segment for the three months ended May 26, 2006, excluding the impact of foreign exchange and intersegment items, decreased $21.1 million or 7.2% from the prior year period. The implementation of our investment in cards strategy and SBT conversions reduced net sales by approximately $6 million and $7 million, respectively, during the period. The remaining decrease was due to lower net sales of everyday cards, party goods, candles and gift packaging, offset slightly by improvements in seasonal card sales.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $17.1 million or 24.2% compared to the prior year period. The combined impact of the investment in cards strategy and SBT implementations decreased segment earnings by approximately $13 million compared to the prior year quarter. The remaining decline was due primarily to lower unit volume across most product lines and higher SBT scrap costs.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended		% Change
	May 26, 2006	May 27, 2005
Net sales	$57,323	$55,339	3.6%
Segment earnings	481	2,070	(76.8)%

Net sales of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $2.0 million, or 3.6%, compared to the prior year quarter. This increase was due to improvements in seasonal card sales, primarily Easter and Mother’s Day, partially offset by lower everyday card sales.

Segment earnings for the three months ended May 26, 2006, excluding the impact of foreign exchange, decreased $1.6 million compared to the three months ended May 27, 2005. This decrease is due to increased operating costs in the United Kingdom (“U.K.”), primarily merchandiser and other selling costs, inventory adjustments and other plant operating costs.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended		% Change
	May 26, 2006	May 27, 2005
Net sales	$40,678	$42,860	(5.1)%
Segment loss	(7,178)	(6,238)	(15.1)%

Net sales, excluding the impact of foreign exchange, in our Retail Operations segment decreased $2.2 million or 5.1% for the three months ended May 26, 2006, compared to the prior year period as favorable same-store sales of 2.2% were more than offset by the reduction in store doors. Net sales for the quarter decreased approximately $3 million due to fewer stores. The average number of stores was approximately 7% less than in the prior year quarter.

Segment earnings, excluding the impact of foreign exchange, was a loss of $7.2 million in the three months ended May 26, 2006, compared to a loss of $6.2 million in the three months ended May 27, 2005. Earnings were unfavorably impacted by promotional pricing and inventory write-offs of approximately $3 million compared to the prior year quarter, of which approximately $2 million related to our investment in cards strategy. Gross margins decreased by approximately 7.6 percentage points. Segment earnings benefited from lower store rent, operating expenses and associate costs of approximately $3 million due to fewer stores.

AG Interactive Segment

	Three Months Ended
(Dollars in thousands)	May 26, 2006	May 27, 2005	% Change
Net sales	$19,960	$28,047	(28.8)%
Segment earnings	2,041	330	518.5%

For 2006, AG Interactive changed its fiscal year-end from December 31 to February 28/29. As a result, the three months ended May 27, 2005 included five months of AG Interactive’s operations.

Net sales of AG Interactive for the three months ended May 26, 2006, excluding the impact of foreign exchange, decreased $8.1 million compared to the prior year first quarter. The $8.1 million decrease is primarily due to approximately $11 million of net sales associated with the additional two months of activity in the prior year period. The decrease due to the change in fiscal year-ends was partially offset by advertising and subscription revenue growth in the online product group, which contributed approximately $3 million to net sales in the current year quarter. At the end of the first quarter of 2007, AG Interactive had approximately 2.7 million online paid subscribers versus 2.3 million at the prior year quarter end.

Segment earnings, excluding the impact of foreign exchange, increased by $1.7 million for the quarter ended May 26, 2006, compared to the prior year period. The online product group contributed approximately two-thirds of the improvement while the mobile product group added one-third. The additional two months of activity in the quarter ended May 27, 2005 had no significant impact on segment earnings.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position as of May 27, 2005, has been included.

Operating Activities

Operating activities provided $21.3 million of cash during the three months ended May 26, 2006, compared to $17.7 million of cash in the prior year quarter.

Other non-cash charges were $3.9 million for the three months ended May 26, 2006, compared to $0.5 million in the prior year period. This increase is primarily related to the stock-based compensation expense of $2.4 million recorded during the period and the write-off of deferred financing fees associated with our old credit facility.

Accounts receivable provided $22.2 million of cash from February 28, 2006, compared to using cash of $12.4 million during the three months ended May 27, 2005. As a percentage of the prior twelve months’ net sales, net accounts receivable were 6.6% at May 26, 2006, compared to 10.1% at May 27, 2005. This improvement is driven by additional customers moving to the SBT business model. In general, customers on the SBT business model tend to have shorter payment terms than non-SBT customers.

Inventory was a use of $17.6 million from February 28, 2006, compared to a use of $13.8 million in the prior year period. As a percentage of the prior twelve months’ MLOPC, inventories were 28.0% at May 26, 2006, compared to 25.7% at May 27, 2005. The higher usage is related to inventory build to support our investment in cards strategy.

Other current assets used $8.7 million of cash from February 28, 2006, compared to providing $14.4 million in the prior year quarter. The difference is due to refundable tax amounts in the prior year.

Deferred costs - net represents payments under agreements with retailers net of the related amortization of those payments. During the three months ended May 26, 2006, amortization exceeded payments by $13.0 million; in the three months ended May 27, 2005, amortization exceeded payments by $25.1 million. See Note 9 to the condensed consolidated financial statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities were a use of $24.3 million during the three months ended May 26, 2006, compared to $47.9 million in the prior year period. The change from the prior year is due primarily to tax payments made in the prior period.

Investing Activities

Investing activities provided $119.4 million of cash during the three months ended May 26, 2006, compared to using $9.2 million in the prior year period. The source of cash in the current year is primarily related to sales of short-term investments exceeding purchases. Short-term investments decreased from $208.7 million at February 28, 2006 to $83.1 million at May 26, 2006.

Financing Activities

Financing activities used $151.7 million of cash during the three months ended May 26, 2006, compared to $42.5 million during the three months ended May 27, 2005. The current year amount relates primarily to our financing activities in the period. We issued $200.0 million of 7.375% senior unsecured notes and retired $277.3 million of our 6.10% senior notes, approximately 92% of the total outstanding. We paid $7.3 million of debt issuance costs during the current period for our new credit facility, the 7.375% senior unsecured notes and the exchange offer on our 7.00% convertible subordinated notes. These amounts were deferred and will be amortized over the respective periods of the instruments. Our Class A common share repurchase programs also contributed to the cash used for financing activities in both periods. These repurchases were made through 10b5-1 programs. During the three months ended May 26, 2006, $59.4 million was paid to repurchase approximately 2.8 million shares under the repurchase program, compared to $45.5 million used in the prior year quarter to repurchase approximately 1.9 million shares.

Our receipt of the exercise price on stock options provided $1.1 million and $8.5 million during the three months ended May 26, 2006 and May 27, 2005, respectively. In accordance with SFAS No. 123 (revised 2004), tax benefits associated with share-based payments are classified as financing activities in the Condensed Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous accounting guidance. Prior period amounts were not reclassified.

During the three months ended May 26, 2006 and May 27, 2005, we paid quarterly dividends of $0.08 per common share, which totaled $4.6 million and $5.5 million, respectively.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $800 million at May 26, 2006. This included our $650 million senior secured credit facility and our $150 million accounts receivable securitization financing. There were no outstanding balances under either of these arrangements at May 26, 2006.

On April 4, 2006, we entered into a new $650 million credit agreement. The new credit agreement includes a $350 million revolving credit facility and a $300 million delay draw term loan. We may request one or more term loans until April 4, 2007. In connection with the execution of this new agreement, our amended and restated credit agreement dated May 11, 2004 was terminated. The obligations under the new credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings Corporation and each of our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our first tier foreign subsidiaries. The revolving loans will mature on April 4, 2011, and the term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2007, with the balance payable on April 4, 2013.

Revolving loans denominated in U.S. dollars under the new credit agreement will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate (“LIBOR”) or the alternate base rate (“ABR”), as defined in the credit agreement, in each case, plus margins adjusted according to our leverage ratio. Term loans will bear interest at a rate per annum based on either LIBOR plus 150 basis points or based on the ABR, as defined in the credit agreement, plus 25 basis points. We pay an annual commitment fee of 25 basis points on the undrawn portion of the revolving credit facility and 62.5 basis points on the undrawn portion of the term loan. Effective November 30, 2006, the commitment fee on the revolving facility will fluctuate based on our leverage ratio. The commitment fee on the term loan terminates on April 4, 2007 if no amounts have been drawn as of that date.

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

Also, on April 4, 2006, we reduced the available financing under our accounts receivable securitization financing agreement from $200 million to $150 million. Under the terms of the agreement, we transfer receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. The maturity date for this agreement is August 1, 2007. The related interest rate is commercial paper-based. We pay an annual commitment fee of 25 basis points on the undrawn portion of the facility.

On May 24, 2006, we issued $200 million of 7.375% senior unsecured notes, due on June 1, 2016. The proceeds from this issuance were used for the repurchase of our 6.10% senior notes that were tendered in our tender offer and consent solicitation for these notes that was completed on May 25, 2006.

On May 25, 2006, we repurchased $277.3 million of our 6.10% senior notes and recorded a charge of $5.0 million for the consent payment and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. In conjunction with the tender, the indenture governing the 6.10% senior notes was amended to eliminate certain restrictive covenants and events of default. The remaining 6.10% senior notes may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

On May 26, 2006, $159.1 million of our 7.00% convertible subordinated notes due on July 15, 2006 were exchanged for a new series of 7.00% convertible subordinated notes due on July 15, 2006. We paid an exchange fee of $0.8 million that has been deferred and will be amortized over the remaining term of the new convertible subordinated notes. The terms of the new notes are substantially the same as the old notes except that upon conversion, the new notes will be settled in cash and, depending on the trading price of our Class A common shares, in Class A common shares. Upon conversion, the old notes can only be settled in our Class A common shares. The old notes are convertible at the option of the holders into our Class A common shares at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 thousand principal amount of notes. If the remaining old notes outstanding at May 26, 2006 were converted, this would result in the issuance of approximately 1,127,000 Class A common shares of American Greetings. If the new notes outstanding at May 26, 2006 were converted, this would result in a cash payment of $159.1 million and the issuance of approximately 4,466,000 Class A common shares of American Greetings based on the closing market price of our Class A common shares on May 26, 2006 and a conversion rate of 71.9466 common shares per $1 thousand principal amount of notes.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization financing program are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.

Contractual Obligations

The following table presents our long-term debt and capital lease obligations and our interest payment obligations as reported in our Annual Report on Form 10-K for the year ended February 28, 2006 and as adjusted to reflect the debt transactions completed in the first quarter of 2007 as if they had been completed on February 28, 2006:

	Payment Due by Period as of February 28, 2006
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
As reported:
Long-term debt and capital leases	$174,792	$671	$134	$118	$118	$299,475	$475,308
Interest payments	25,578	19,148	18,447	18,349	18,331	318,738	418,591

	$200,370	$19,819	$18,581	$18,467	$18,449	$618,213	$893,899

As adjusted:
Long-term debt and capital leases	$159,122	$671	$134	$118	$118	$223,135	$383,298
Interest payments	28,338	17,460	17,135	17,133	17,115	101,751	198,932

	$187,460	$18,131	$17,269	$17,251	$17,233	$324,886	$582,230

Critical Accounting Policies

Please refer to the discussion of our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2006.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	our ability to successfully implement our strategy to invest in our core greeting card business;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases;

•	retail bankruptcies, consolidations and acquisitions, including the possibility of resulting adverse changes to retail contract terms;

•	a weak retail environment;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	competitive terms of sale offered to customers;

•	successful implementation of supply chain improvements and achievement of projected cost savings from those improvements;

•	increases in the cost of material, energy, freight and other production costs;

•	our ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling, and Canadian Dollar;

•	escalation in the cost of providing employee health care;

•	successful integration of acquisitions; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators and the public’s acceptance of online greetings and other social expression products and the ability of the mobile division to compete effectively in the wireless content aggregation market.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended May 26, 2006, we entered into an interest rate derivative designed to offset the interest rate risk related to the forecasted issuance of $200 million of senior indebtedness. The interest rate derivative agreement expired during the quarter ended May 26, 2006. We did not designate this agreement as a hedging instrument pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the change in the fair value of this agreement was recognized currently and included in “Interest expense” in the Condensed Consolidated Statement of Income. We have no derivative financial instruments outstanding as of May 26, 2006.

Also, during the quarter ended May 26, 2006, we significantly modified our debt structure. See “Liquidity and Capital Resources” above for more information.

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2006. Except as described above, there were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2006, the end of our preceding fiscal year, to May 26, 2006, the end of our most recent fiscal quarter.

Item 4. Controls and Procedures

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended February 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	In March 2006, American Greetings issued 143 Class A common shares upon conversion of $2,000 in principal amount of its 7.00% Convertible Subordinated Notes due July 15, 2006 (the “Notes”). In April 2006, American Greetings issued 143 Class A common shares upon conversion of $2,000 in principal amount of the Notes. In May 2006, American Greetings issued an additional 286 Class A common shares upon conversion of $4,000 in principal amount of the Notes. The conversions were effected and the shares were issued in accordance with the terms of the Indentures governing the Notes. The Class A common shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

(b)	Not applicable

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended May 26, 2006.

Period	Total Number of Shares Repurchased	Average Price Paid per Share			Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
March 2006	Class A – 2,500,000 Class B – 2,942(1)	$ $	21.13 20.77	(2)	2,500,000 —	(3)	$104,393,390
April 2006	Class A – 300,000 Class B – —		$21.74 —	(2)	300,000 —	(3)	$ 97,870,020
May 2006	Class A – — Class B – 1,448(1)	$	— 22.55		— —		$ 97,870,020
Total	Class A – 2,800,000 Class B – 4,390(1)				2,800,000 —	(3)

(1)	There is no public market for our Class B common shares. Pursuant to our Amended Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On February 1, 2006, American Greetings announced that its Board of Directors authorized a program to repurchase up to $200 million of its Class A common shares. There is no set expiration date for this repurchase program and these repurchases are made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(10)	Key Management Annual Incentive Plan (Fiscal Year 2007 Description)

(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

July 5, 2006

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)