Form 10-Q
period 2006-08-25
AMERICAN GREETINGS CORP
filed 2006-10-04
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 29, 2006, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	55,736,999
Class B Common	4,226,997

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 25, 2006	August 26, 2005	August 25, 2006	August 26, 2005
Net sales	$360,075	$384,965	$766,646	$824,434

Costs and expenses:
Material, labor and other production costs	174,193	174,571	350,514	353,001
Selling, distribution and marketing	152,839	145,982	296,608	299,780
Administrative and general	57,496	58,539	119,502	121,014
Interest expense	7,609	8,586	20,073	18,263
Other income – net	(17,409)	(11,571)	(24,289)	(20,066)

	374,728	376,107	762,408	771,992

(Loss) income from continuing operations before income tax (benefit) expense	(14,653)	8,858	4,238	52,442
Income tax (benefit) expense	(1,409)	5,054	1,445	21,730

(Loss) income from continuing operations	(13,244)	3,804	2,793	30,712
Income (loss) from discontinued operations, net of tax	2,746	(563)	2,101	(1,057)

Net (loss) income	$(10,498)	$3,241	$4,894	$29,655

(Loss) earnings per share – basic:
(Loss) income from continuing operations	$(0.23)	$0.06	$0.04	$0.46
Income (loss) from discontinued operations	0.05	(0.01)	0.04	(0.02)

Net (loss) income	$(0.18)	$0.05	$0.08	$0.44

(Loss) earnings per share – assuming dilution:
(Loss) income from continuing operations	$(0.23)	$0.06	$0.04	$0.42
Income (loss) from discontinued operations	0.05	(0.01)	0.04	(0.01)

Net (loss) income	$(0.18)	$0.05	$0.08	$0.41

Average number of common shares outstanding	58,133,066	67,101,944	58,135,148	67,848,865

Average number of common shares outstanding – assuming dilution	58,133,066	67,913,912	59,990,069	81,240,972

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) August 25, 2006	(Note 1) February 28, 2006	(Unaudited) August 26, 2005
ASSETS
Current assets
Cash and cash equivalents	$89,113	$213,613	$159,739
Short-term investments	—	208,740	208,750
Trade accounts receivable, net	86,264	142,087	169,864
Inventories	277,456	217,318	291,333
Deferred and refundable income taxes	171,827	154,327	176,265
Assets of businesses held for sale	—	12,990	20,850
Prepaid expenses and other	194,552	213,067	219,190

Total current assets	819,212	1,162,142	1,245,991

Goodwill	217,804	203,599	257,887
Other assets	550,764	549,162	600,310

Property, plant and equipment – at cost	967,610	953,981	966,139
Less accumulated depreciation	666,090	649,922	651,128

Property, plant and equipment – net	301,520	304,059	315,011

	$1,889,300	$2,218,962	$2,419,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$20,000	$174,792	$—
Accounts payable	122,217	126,061	130,811
Accrued liabilities	83,105	73,046	109,981
Accrued compensation and benefits	49,083	69,016	51,228
Income taxes	6,420	16,887	21,461
Liabilities of businesses held for sale	—	3,016	4,164
Other current liabilities	99,389	96,165	125,198

Total current liabilities	380,214	558,983	442,843

Long-term debt	224,078	300,516	476,218
Other liabilities	101,754	116,554	145,545
Deferred income taxes	25,886	22,884	37,077

Shareholders’ equity
Common shares – Class A	56,858	56,130	62,170
Common shares – Class B	4,226	4,218	4,221
Capital in excess of par value	412,919	398,505	391,174
Treasury stock	(569,143)	(676,436)	(536,249)
Accumulated other comprehensive income	29,726	9,823	12,853
Retained earnings	1,222,782	1,427,785	1,383,347

Total shareholders’ equity	1,157,368	1,220,025	1,317,516

	$1,889,300	$2,218,962	$2,419,199

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Six Months Ended
	August 25, 2006	August 26, 2005
OPERATING ACTIVITIES:
Net income	$4,894	$29,655
(Income) loss from discontinued operations	(2,101)	1,057

Income from continuing operations	2,793	30,712
Adjustments to reconcile to net cash provided by operating activities:
(Gain) loss on disposal of fixed assets	(24)	1,632
Loss on extinguishment of debt	4,972	863
Depreciation and amortization	24,849	28,091
Deferred income taxes	15,234	25,773
Other non-cash charges	7,016	1,749
Changes in operating assets and liabilities, net of acquisitions:
Decrease in trade accounts receivable	59,718	7,577
Increase in inventories	(56,560)	(74,628)
Increase in other current assets	(24,203)	(17,820)
Decrease in deferred costs – net	26,787	51,435
Decrease in accounts payable and other liabilities	(34,961)	(29,532)
Other – net	619	(3,057)

Cash Provided by Operating Activities	26,240	22,795

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	1,026,280	1,070,480
Purchases of short-term investments	(817,540)	(1,070,490)
Property, plant and equipment additions	(18,699)	(18,618)
Cash payments for business acquisitions, net of cash acquired	(11,154)	—
Cash receipts related to discontinued operations	9,559	—
Proceeds from sale of fixed assets	461	7,365

Cash Provided (Used) by Investing Activities	188,907	(11,263)

FINANCING ACTIVITIES:
Increase in long-term debt	200,000	—
Reduction of long-term debt	(440,505)	(10,782)
Increase in short-term debt	20,000	—
Sale of stock under benefit plans	2,804	21,302
Purchase of treasury shares	(108,674)	(98,026)
Dividends to shareholders	(9,164)	(10,906)
Debt issuance costs	(8,136)	—

Cash Used by Financing Activities	(343,675)	(98,412)

DISCONTINUED OPERATIONS:
Cash (used) provided by operating activities from discontinued operations	(399)	170
Cash provided by investing activities from discontinued operations	1,647	563

Cash Provided by Discontinued Operations	1,248	733

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,780	(1,913)

DECREASE IN CASH AND CASH EQUIVALENTS	(124,500)	(88,060)

Cash and Cash Equivalents at Beginning of Year	213,613	247,799

Cash and Cash Equivalents at End of Period	$89,113	$159,739

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three and Six Months Ended August 25, 2006 and August 26, 2005

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

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2006 refers to the year ended February 28, 2006. For 2006, AG Interactive changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the six months ended August 26, 2005 included eight months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11 million for the six months ended August 26, 2005, but had no significant impact on earnings.

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

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Corporation currently accounts for taxes on a net basis; therefore the adoption of EITF 06-3 should not have any material impact on the Corporation’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 requires a company to include additional qualitative and quantitative disclosures within its financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more-likely-than-not that the position will be sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently assessing the impact FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 (the current fiscal year-end for the Corporation). The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Corporation is currently assessing the impact SFAS 158 will have on its consolidated financial statements.

Note 4 – Other Income – Net

	Three Months Ended		Six Months Ended
(In thousands)	August 25, 2006	August 26, 2005	August 25, 2006	August 26, 2005
Royalty revenue	$(14,053)	$(9,481)	$(15,500)	$(15,160)
Foreign exchange (gain) loss	(300)	(710)	(1,736)	299
Interest income	(2,632)	(2,615)	(5,467)	(5,188)
Other	(424)	1,235	(1,586)	(17)

	$(17,409)	$(11,571)	$(24,289)	$(20,066)

Other includes, among other things, gains and losses on asset disposals and rental income.

Note 5 – (Loss) Earnings Per Share

The following table sets forth the computation of (loss) earnings per share and (loss) earnings per share–assuming dilution:

	Three Months Ended		Six Months Ended
	August 25, 2006	August 26, 2005	August 25, 2006	August 26, 2005
Numerator (in thousands):
(Loss) income from continuing operations	$(13,244)	$3,804	$2,793	$30,712
Add-back – interest on convertible subordinated notes, net of tax	—	—	—	3,750

(Loss) income from continuing operations – assuming dilution	$(13,244)	$3,804	$2,793	$34,462

Denominator (in thousands):
Weighted average shares outstanding	58,133	67,102	58,135	67,849
Effect of dilutive securities:
Convertible debt – old series	—	—	—	12,591
Convertible debt – new series – net share settlement feature	—	—	1,460	—
Stock options and other	—	812	395	801

Weighted average shares outstanding – assuming dilution	58,133	67,914	59,990	81,241

(Loss) income from continuing operations per share	$(0.23)	$0.06	$0.04	$0.46

(Loss) income from continuing operations per share – assuming dilution	$(0.23)	$0.06	$0.04	$0.42

Approximately 7.2 million and 4.7 million stock options outstanding in the three and six month periods ended August 25, 2006, respectively, were excluded because the effect would have been antidilutive (1.6 million and 1.7 million stock options outstanding in the three and six month periods ended August 26, 2005, respectively). In addition, the effect of the convertible subordinated notes – old series has been excluded for the three and six month periods ended August 25, 2006, as well as for the three months ended August 26, 2005, because the effect would have been antidilutive. The effect of the convertible subordinated notes – new series – net share settlement feature has been excluded from the three months ended August 25, 2006, because the effect would have been antidilutive. This net share settlement feature was not in place during 2006. See Note 10 for further discussion.

Note 6 – Comprehensive (Loss) Income

The Corporation’s total comprehensive (loss) income is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 25, 2006	August 26, 2005	August 25, 2006	August 26, 2005
Net (loss) income	$(10,498)	$3,241	$4,894	$29,655
Other comprehensive (loss) income:
Foreign currency translation adjustment and other	5,821	(2,043)	19,878	(16,187)
Unrealized (loss) gain on securities	(47)	2	25	1

Total comprehensive (loss) income	$(4,724)	$1,200	$24,797	$13,469

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 25, 2006	February 28, 2006	August 26, 2005
Allowance for seasonal sales returns	$41,221	$73,275	$39,354
Allowance for doubtful accounts	9,131	8,138	16,960
Allowance for cooperative advertising and marketing funds	26,883	21,658	28,394
Allowance for rebates	54,165	51,957	45,782

	$131,400	$155,028	$130,490

Note 8 – Inventories

(In thousands)	August 25, 2006	February 28, 2006	August 26, 2005
Raw materials	$25,943	$19,806	$32,461
Work in process	16,006	15,399	23,005
Finished products	289,829	239,866	288,243

	331,778	275,071	343,709
Less LIFO reserve	80,686	79,403	77,444

	251,092	195,668	266,265
Display materials and factory supplies	26,364	21,650	25,068

	$277,456	$217,318	$291,333

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note 9 – Deferred Costs

As of August 25, 2006, February 28, 2006 and August 26, 2005, deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	August 25, 2006	February 28, 2006	August 26, 2005
Prepaid expenses and other	$133,992	$156,442	$161,689
Other assets	471,430	489,286	537,256

Deferred cost assets	605,422	645,728	698,945

Other current liabilities	(64,590)	(61,391)	(96,653)
Other liabilities	(50,138)	(68,695)	(80,905)

Deferred cost liabilities	(114,728)	(130,086)	(177,558)

Net deferred costs	$490,694	$515,642	$521,387

Note 10 – Debt

On April 4, 2006, the Corporation entered into a new $650 million secured credit agreement. The new credit agreement includes a $350 million revolving credit facility and a $300 million delay draw term loan. The Corporation may request one or more term loans until April 4, 2007. In connection with the execution of this new agreement, the Corporation’s amended and restated credit agreement dated May 11, 2004 was terminated and deferred financing fees of $1.0 million were written off. The obligations under the new credit agreement are guaranteed by the Corporation’s material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings Corporation and each of its material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of the Corporation’s domestic subsidiaries and 65% of the capital stock of the Corporation’s first tier foreign subsidiaries. The revolving credit facility will mature on April 4, 2011 and any outstanding term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2007, with the balance payable on April 4, 2013.

Revolving loans denominated in U.S. dollars under the new credit agreement will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate (“LIBOR”) or the alternate base rate (“ABR”), as defined in the credit agreement, in each case, plus margins adjusted according to the Corporation’s leverage ratio. Term loans will bear interest at a rate per annum based on either LIBOR plus 150 basis points or based on the ABR, as defined in the credit agreement, plus 25 basis points. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the revolving credit facility and 62.5 basis points on the undrawn portion of the term loan. In accordance with the terms of the new credit agreement, the commitment fee on the revolving facility will fluctuate based on the Corporation’s leverage ratio beginning November 30, 2006. The commitment fee on the term loan terminates on April 4, 2007.

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

As of August 25, 2006, the balance outstanding under this agreement, from the revolving credit facility, was $20.0 million, at an interest rate of approximately 6.6%.

Also, on April 4, 2006, the Corporation reduced the available financing under its accounts receivable securitization financing agreement from $200 million to $150 million. Under the terms of the agreement, the Corporation transfers receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. Borrowings are limited based on the Corporation’s eligible receivables, as defined in the agreement. The maturity date for this agreement is August 1, 2007. The related interest rate is commercial paper-based. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the accounts receivable facility. There were no outstanding balances under this agreement at August 25, 2006.

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

On May 26, 2006, $159.1 million of the Corporation’s 7.00% convertible subordinated notes due on July 15, 2006 were exchanged (modified) for a new series of 7.00% convertible subordinated notes due on July 15, 2006. The Corporation paid an exchange fee of $0.8 million that was deferred at May 26, 2006 and amortized over the remaining term of the new convertible subordinated notes. The terms of the new notes were substantially the same as the old notes except that upon conversion, the new notes were settled in cash and Class A common shares. Upon conversion, the old notes could only be settled in Class A common shares. The Corporation issued 1,126,026 Class A common shares during the quarter ended August 25, 2006, upon conversion of $15.7 million of the old series of 7.00% convertible subordinated notes. Upon conversion of the new series of 7.00% convertible subordinated notes, on August 3, 2006, in accordance with the terms of the notes, the Corporation paid $159.1 million in cash and issued 4,379,339 Class A common shares. The 5.5 million Class A common shares issued upon conversion of the convertible notes were issued from the Corporation’s treasury shares. This issuance resulted in a treasury stock loss of approximately $200 million, which was recorded to retained earnings during the period.

At August 25, 2006, the Corporation was in compliance with its financial covenants.

At August 25, 2006 and February 28, 2006, debt due within one year, totaled $20.0 million and $174.8 million, respectively. There was no debt due within one year at August 26, 2005.

At August 25, 2006, February 28, 2006 and August 26, 2005, long-term debt and their related calendar year due dates were as follows:

(In thousands)	August 25, 2006	February 28, 2006	August 26, 2005
6.10% Senior Notes, due 2028	$22,624	$298,910	$298,703
7.375% Senior Notes, due 2016	200,000	—	—
7.00% Convertible Subordinated Notes, due 2006	—	—	175,000
Other	1,454	1,606	2,515

	$224,078	$300,516	$476,218

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended August		Six Months Ended August
(In thousands)	25, 2006	26, 2005	25, 2006	26, 2005
Service cost	$135	$128	$270	$256
Interest cost	1,845	1,811	3,630	3,622
Expected return on plan assets	(1,775)	(1,721)	(3,550)	(3,442)
Amortization of prior service cost	65	23	130	46
Amortization of actuarial loss	505	358	1,170	716

	$775	$599	$1,650	$1,198

	Postretirement Benefit
	Three Months Ended August		Six Months Ended August
(In thousands)	25, 2006	26, 2005	25, 2006	26, 2005
Service cost	$999	$711	$1,998	$1,422
Interest cost	1,925	1,872	3,850	3,744
Expected return on plan assets	(1,275)	(1,201)	(2,550)	(2,402)
Amortization of prior service credit	(1,849)	(1,849)	(3,698)	(3,698)
Amortization of actuarial loss	1,700	1,771	3,400	3,542

	$1,500	$1,304	$3,000	$2,608

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. There was no profit-sharing plan expense for the six months ended August 25, 2006, compared to $3.5 million in the prior year period. The profit-sharing plan expense for the six month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end and are contingent upon final year-end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expenses recognized for the three and six month periods ended August 25, 2006 were $1.1 million and $2.2 million ($1.1 million and $1.8 million for the three and six month periods ended August 26, 2005), respectively.

Note 12 – Stock-Based Compensation

Effective March 1, 2006, the Corporation adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” utilizing the “modified prospective” method as described in SFAS 123R. In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123R, prior period amounts were not restated. SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous accounting guidance. Total stock-based compensation expense, recognized in “Administrative and general” expenses on the Condensed Consolidated Statement of Operations, was $4.2 million ($2.3 million net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.04 per share during the six months ended August 25, 2006. For the three months ended August 25, 2006, stock-based compensation expense was $1.8 million ($0.8 million net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.01 per share.

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

The following illustrates the pro-forma information, determined as if the Corporation had applied the fair value method of accounting for stock options, during the three months and six months ended August 26, 2005:

(In thousands, except per share amounts)	Three Months Ended August 26, 2005	Six Months Ended August 26, 2005
Net income as reported	$3,241	$29,655
Add: Stock-based compensation expense included in net income, net of tax	451	451
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	1,849	2,878

Pro forma net income	$1,843	$27,228

Earnings per share:
As reported	$0.05	$0.44
Pro forma	0.03	0.40

Earnings per share – assuming dilution:
As reported	$0.05	$0.41
Pro forma	0.03	0.38

Under the Corporation’s stock option plans, options to purchase Class A and/or Class B common shares are granted to directors, officers and other key employees at fair market value on the date of grant. In general, subject to continuing service, options become exercisable commencing twelve months after date of grant in annual installments and expire over a period of not more than ten years from the date of grant. The majority of options granted vest in annual installments over a two-year period. The Corporation, from time to time, makes certain grants whereby the vesting or exercise periods have the potential to be accelerated if the market value of the Corporation’s Class A common shares reaches certain specified prices. These grants are subject to the terms of the applicable option plans and agreements. These types of grants are not material to the total number of options outstanding at August 25, 2006. The Corporation generally issues new shares when options to purchase Class A common shares are exercised and treasury shares when options to purchase Class B shares are exercised.

Stock option transactions and prices are summarized as follows:

	Number of Class A Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2006	5,395,480	$22.12		$9,072
Granted	1,052,575	22.52
Exercised	(146,760)	17.33
Cancelled	(185,434)	24.90

Outstanding at August 25, 2006	6,115,861	$22.28	6.2	$16,023

Exercisable at August 25, 2006	4,387,237	$21.95	5.4	$13,965

	Number of Class B Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2006	893,882	$26.28		$122
Granted	193,000	22.65
Cancelled	(2,400)	9.95

Outstanding at August 25, 2006	1,084,482	$25.66	5.0	$850

Exercisable at August 25, 2006	707,483	$27.08	4.0	$426

The fair value of the Corporation’s stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all options granted during the six months ended August 25, 2006 and August 26, 2005:

	Six Months Ended
	August 25, 2006	August 26, 2005
Risk-free interest rate	5.00%	3.35%
Dividend yield	1.41%	0.08%
Expected stock volatility	0.24	0.33
Expected life in years	2.24	3.96

The weighted-average grant date fair value of options granted during the six months ended August 25, 2006 and August 26, 2005 was $3.80 and $7.53, respectively. The total intrinsic value of options exercised during the six months ended August 25, 2006 was $0.8 million, including $0.5 million during the second quarter.

During 2006, approximately 180,000 performance shares were awarded to certain executive officers under the American Greetings 1997 Equity and Performance Incentive Plan. The performance shares represent the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a performance period of up to five years. The performance shares are in lieu of a portion of the officer’s annual cash bonus. The number of performance shares actually earned will be based on the percentage of the officer’s target incentive award, if any, that the officer achieves during the performance period under the Corporation’s Key Management Annual Incentive Plan. The Corporation recognizes compensation expense related to performance shares ratably over the estimated vesting period. The fair value per share of the performance shares in 2007 was $20.73, using the following assumptions: risk-free interest rate of 4.74%; dividend yield of 1.52%; volatility of 0.24; and an expected life of one year. The fair value per share of the performance shares in 2006 was $24.88, using the following assumptions: risk-free rate of 3.20%; dividend yield of 0.06%; volatility of 0.24; and an expected life of one year.

As of August 25, 2006, the Corporation had unrecognized compensation expense of approximately $9 million, before taxes, related to stock options and performance shares. The unrecognized compensation expense is expected to be recognized over an average period of approximately 1.5 years.

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

At August 25, 2006, the Corporation owned and operated 493 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors.

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

Operating Segment Information

	Three Months Ended August		Six Months Ended August
(In thousands)	25, 2006	26, 2005	25, 2006	26, 2005
Net Sales:
North American Social Expression Products	$240,574	$267,703	$529,147	$572,679
Intersegment items	(14,084)	(13,879)	(30,461)	(25,554)
Exchange rate adjustment	2,533	1,407	5,676	2,973

Net	229,023	255,231	504,362	550,098

International Social Expression Products	55,679	57,136	113,002	112,475
Exchange rate adjustment	6,250	4,467	10,541	11,973

Net	61,929	61,603	123,543	124,448

Retail Operations	36,547	39,085	77,225	81,945
Exchange rate adjustment	3,089	1,557	5,850	2,939

Net	39,636	40,642	83,075	84,884

AG Interactive	20,446	19,583	40,406	47,630
Exchange rate adjustment	40	(98)	45	116

Net	20,486	19,485	40,451	47,746

Non-reportable segments	8,999	6,936	15,213	15,142

Unallocated items – net	2	1,068	2	2,116

Consolidated total	$360,075	$384,965	$766,646	$824,434

Segment Earnings (Loss):
North American Social Expression Products	$13,820	$44,648	$79,648	$124,123
Intersegment items	(10,040)	(10,162)	(22,068)	(18,697)
Exchange rate adjustment	800	581	2,218	1,263

Net	4,580	35,067	59,798	106,689

International Social Expression Products	535	2,514	1,016	4,584
Exchange rate adjustment	42	319	104	611

Net	577	2,833	1,120	5,195

Retail Operations	(9,021)	(11,049)	(16,199)	(17,287)
Exchange rate adjustment	(55)	(133)	(176)	(175)

Net	(9,076)	(11,182)	(16,375)	(17,462)

AG Interactive	1,208	485	3,249	815
Exchange rate adjustment	2	41	1	(54)

Net	1,210	526	3,250	761

Non-reportable segments	5,972	3,826	3,353	7,958

Unallocated items – net	(17,964)	(22,421)	(47,008)	(50,974)
Exchange rate adjustment	48	209	100	275

Net	(17,916)	(22,212)	(46,908)	(50,699)

Consolidated total	$(14,653)	$8,858	$4,238	$52,442

Termination Benefits and Plant Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

During 2006, the Corporation recorded a severance charge of $4.4 million related to the planned Lafayette, Tennessee plant closure and other headcount reductions. The plant closed in the second quarter of 2007.

During the six months ended August 26, 2005, the North American Social Expression Products segment recorded a charge of $5.3 million for shutdown and relocation costs incurred during the period in connection with the Franklin, Tennessee plant closure, including $2.1 million incurred during the second quarter.

The balance of the severance accrual was $4.5 million, $9.1 million and $8.7 million at August 25, 2006, February 28, 2006 and August 26, 2005, respectively.

Deferred Revenue

Deferred revenue, included in “Other current liabilities” on the Condensed Consolidated Statement of Financial Position, totaled $29.6 million, $28.4 million and $25.3 million at August 25, 2006, February 28, 2006 and August 26, 2005, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

Acquisition

During the second quarter of 2007, the AG Interactive segment acquired an online greeting card business for approximately $21 million. Approximately $15 million was paid in the second quarter and approximately $6 million, recorded in “Accrued liabilities” on the Condensed Consolidated Statement of Financial Position, will be paid in 2008. Cash paid, net of cash acquired, was $11.2 million and is reflected in investing activities in the Condensed Consolidated Statement of Cash Flows. In connection with this acquisition, intangible assets and goodwill of approximately $13 million and $8 million, respectively, were recorded. The allocation of the purchase price has not yet been finalized for this acquisition. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. The pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

Note 14 – Discontinued Operations

In February 2006, the Corporation committed to a plan to sell its South African business unit. It had been determined that the business unit was no longer a strategic fit for the Corporation. The sale closed in the second quarter of 2007 during which the Corporation recorded a pre-tax gain of $0.7 million. Immediately prior to, but in conjunction with, the sale of the South African business, approximately 50% of the shares owned by the Corporation were sold back to the South African business for $4.0 million. The remaining outstanding shares owned by the Corporation were sold to a third party for proceeds of $5.5 million. The total of $9.5 million is included in “Cash receipts related to discontinued operations” in the Condensed Consolidated Statement of Cash Flows.

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

The following summarizes the results of discontinued operations:

	Three Months Ended		Six Months Ended
	August 25, 2006	August 26, 2005	August 25, 2006	August 26, 2005
Net sales	$377	$2,591	$4,144	$6,398

Pre-tax loss from operations	$(58)	$(571)	$(703)	$(1,065)
Gain on sale	684	—	684	—

	626	(571)	(19)	(1,065)
Income tax benefit	(2,120)	(8)	(2,120)	(8)

Income (loss) from discontinued operations, net of tax	$2,746	$(563)	$2,101	$(1,057)

“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Condensed Consolidated Statement of Financial Position include the following:

(In thousands)	February 28, 2006	August 26, 2005
Assets of businesses held for sale:
Current assets	$11,277	$11,078
Other assets	1,713	5,836
Fixed assets	—	3,936

	$12,990	$20,850

Liabilities of businesses held for sale:
Current liabilities	$3,016	$4,159
Noncurrent liabilities	—	5

	$3,016	$4,164

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

Overview

We experienced lower net sales and earnings during the second quarter of 2007, compared to the prior year quarter, primarily driven by our North American Social Expression Products segment where the implementation of our strategy to invest in our core greeting card business (“investment in cards strategy”) and scan-based trading (“SBT”) implementations directly impacted both net sales and earnings during the period. As we noted in our 2006 Annual Report on Form 10-K, we have committed to spend at least $100 million over the next two years for these initiatives, including approximately $75 million in the current year. These expenditures, which we expect to be weighted toward the second half of the year, will significantly reduce our operating earnings during 2007. During the second quarter, actions related to the investment in cards strategy decreased net sales by approximately $7 million and SBT implementations reduced net sales by approximately $8 million. In total, actions related to our investment in cards strategy and SBT implementations reduced consolidated pre-tax income by approximately $16 million. In addition, both of our social expression products segments experienced generally soft demand for their products.

For the six months ended August 25, 2006, net sales were reduced approximately $13 million for actions related to our investment in cards strategy and approximately $15 million for SBT implementations. Pre-tax income was approximately $32 million lower in the current six months due to actions related to our investment in cards strategy and SBT implementations.

In our AG Interactive business, the online product group continued to show sales growth from both advertising and subscriptions. The improvement in subscription revenue stems from both the ongoing business and the acquisition of an online greeting card business during the second quarter. This increase was partially offset by continued shortfalls in the mobile product group.

On March 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” using the “modified prospective” transition method. As a result, stock-based compensation expense recognized during the six months ended August 25, 2006, was $4.2 million and is included in “Administrative and general” expenses on the Condensed Consolidated Statement of Operations, including $1.8 million during the second quarter.

The effective tax rate for the second quarter of 2007 was 9.6% compared to 57.1% in the second quarter of 2006. This significant difference in the effective tax rate was due to several discrete events that reduced the income tax benefit in the current period and unrelated discrete events that increased income tax expense in the prior period.

During the second quarter of 2007, we completed the strategic financing activities begun during the first quarter by retiring the remaining $174.8 million of convertible subordinated notes with $159.1 million of cash and issuance of approximately 5.5 million Class A common shares.

The prior year second quarter included $2.1 million pre-tax for shutdown and relocation costs incurred during the period in connection with a plant closure.

Also in the prior year, AG Interactive changed its fiscal year-end from December 31 to February 28/29. As a result, the six months ended August 26, 2005 included eight months of AG Interactive’s operations.

Results of Operations

Three months ended August 25, 2006 and August 26, 2005

Net loss was $10.5 million, or $0.18 per share, in the quarter compared to net income of $3.2 million, or $0.05 per share, in the prior year second quarter (all per-share amounts assume dilution).

Our results for the three months ended August 25, 2006 and August 26, 2005 are summarized below:

(Dollars in thousands)	2006	% Net Sales	2005	% Net Sales
Net sales	$360,075	100.0%	$384,965	100.0%
Material, labor and other production costs	174,193	48.4%	174,571	45.4%
Selling, distribution and marketing	152,839	42.4%	145,982	37.9%
Administrative and general	57,496	16.0%	58,539	15.2%
Interest expense	7,609	2.1%	8,586	2.2%
Other income – net	(17,409)	(4.8)%	(11,571)	(3.0)%

	374,728	104.1%	376,107	97.7%

(Loss) income from continuing operations before income tax (benefit) expense	(14,653)	(4.1)%	8,858	2.3%
Income tax (benefit) expense	(1,409)	(0.4)%	5,054	1.3%

(Loss) income from continuing operations	(13,244)	(3.7)%	3,804	1.0%
Income (loss) from discontinued operations, net of tax	2,746	0.8%	(563)	(0.2)%

Net (loss) income	$(10,498)	(2.9)%	$3,241	0.8%

For the three months ended August 25, 2006, consolidated net sales were $360.1 million, down from $385.0 million in the prior year second quarter. This 6.5% or approximately $25 million decrease was primarily the result of lower sales in our North American Social Expression Products segment of approximately $27 million and our Retail Operations segment of approximately $3 million. These decreases were partially offset by favorable foreign currency translation impacts of approximately $5 million.

Net sales of our North American Social Expression Products segment decreased approximately $27 million. Approximately $7 million of the decrease was due to the implementation of our investment in cards strategy, approximately $8 million resulted from SBT implementations and the remaining decrease was from lower sales of everyday cards, party goods, candles and gift packaging.

Our Retail Operations segment was down approximately $3 million, or 6.5%, due to a reduction in same-store sales of 0.5% and a decrease in store doors of approximately 7%.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended August 25, 2006 and August 26, 2005 are summarized below:

	Increase (Decrease) From Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2006	2005	2006	2005	2006	2005
Unit volume	(18.8)%	0.7%	(13.5)%	42.7%	(18.1)%	4.6%
Selling prices	12.3%	(1.1)%	15.0%	(5.7)%	12.7%	(1.3)%
Overall increase/(decrease)	(8.9)%	(0.4)%	(0.5)%	34.6%	(7.8)%	3.3%

During the second quarter, combined everyday and seasonal greeting card sales less returns fell 7.8% compared to the prior year quarter. Approximately 30% of this decrease was the result of the SBT buybacks during the quarter.

Everyday card unit volume, down 18.8%, and selling prices, up 12.3%, were significantly impacted during the second quarter by the SBT buybacks. Approximately 50% of the decrease in everyday card unit volume and approximately 69% of the increase in selling prices was the direct result of the product mix of the SBT buybacks. The remaining everyday card sales less returns decreased 6.1%, including a decline of unit volume of 9.5% and an increase in selling prices of 3.8%. Unit volume was down across all business units. Selling prices increased due to a richer mix within the non-value line of cards and lower overall mix of value line cards compared to the prior year period.

Seasonal card unit volume decreased 13.5% compared to the prior year quarter due primarily to lower Father’s Day unit sales. The increase in selling prices of seasonal cards is due to a change in the mix of Father’s Day and Graduation cards to higher priced product.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended August 25, 2006 were $174.2 million, a decrease from $174.6 million for the comparable period in the prior year. As a percentage of net sales, these costs were 48.4% in the current period compared to 45.4% for the three months ended August 26, 2005. The $0.4 million decrease from the prior year period is due to favorable volume variances of approximately $11 million due to the lower sales volume in the current period substantially offset by unfavorable product and business mix of approximately $6 million, higher inventory adjustments and SBT scrap costs of approximately $2 million and unfavorable foreign currency translation impacts of approximately $2 million.

Selling, distribution and marketing costs for the three months ended August 25, 2006 were $152.8 million, increasing from $146.0 million for the comparable period in the prior year. The increase of $6.8 million is due primarily to increases in field sales expense of approximately $2 million, in advertising expenses of approximately $1 million and in agency fees and other licensing related spending of approximately $2 million. Foreign currency translation impacts of approximately $2 million also contributed to the increase. The increase in agency fees and other licensing related expenses is attributable to the increase in royalty income during the period. A reduction in lease costs and store expenses in our Retail Operations segment due primarily to prior year store closings partially offset these increases.

Administrative and general expenses were $57.5 million for the three months ended August 25, 2006, a decrease from $58.5 million for the three months ended August 26, 2005. The decrease of $1.0 million is attributable to reduced bad debt expense of approximately $2 million due to recoveries recorded in the period and lower information technology related expenses of approximately $1 million. These reductions were partially offset by stock-based compensation expense of approximately $2 million recorded in the current period in accordance with SFAS No. 123 (revised 2004).

Interest expense for the three months ended August 25, 2006 was $7.6 million, a decrease from $8.6 million for the prior year quarter. The decrease of $1.0 million is attributable to $5.7 million of interest savings associated with the reduced debt levels for the 6.10% senior notes and the 7.00% convertible subordinated notes partially offset by $3.7 million of interest expense on the new 7.375% senior notes and increased amortization of deferred financing costs of $0.8 million associated with the new credit facility and the exchange of our 7.00% convertible subordinated notes.

Other income – net was $17.4 million for the three months ended August 25, 2006, an increase from $11.6 million for the comparable period in the prior year. The increase of $5.8 million is principally related to higher royalty income of $4.6 million and a $0.6 million decrease in loss on disposal of assets. The increase in royalty income is driven entirely by audit recoveries of approximately $5 million relating to favorable product performance in prior years.

For the three months ended August 25, 2006, the tax benefit was $1.4 million on a pre-tax loss from continuing operations of $14.7 million compared to tax expense of $5.1 million on pre-tax income from continuing operations of $8.9 million in the prior year quarter. The effective tax rate on income (loss) from continuing operations was 9.6% and 57.1% for the three months ended August 25, 2006 and August 26, 2005, respectively. Since the second quarter has seasonally low income (loss) from continuing operations before income tax expense (benefit), discrete items or changes to the tax assets and reserves on the Condensed Consolidated Statement of Financial Position have a more significant impact on the Corporation’s quarterly effective tax rate. The decrease in the effective tax rate relates to several discrete events during the current year period, including interest expense on estimated tax payments, return to provision adjustments and the effect of amended tax returns on deferred tax assets. During the prior year period, we eliminated deferred tax assets related to certain foreign net operating loss carryforwards and we reduced our deferred tax assets to reflect changes in Ohio tax laws.

Results of Operations

Six months ended August 25, 2006 and August 26, 2005

Net income was $4.9 million, or $0.08 per share, for the six months compared to $29.7 million, or $0.41 per share, in the prior year period.

Our results for the six months ended August 25, 2006 and August 26, 2005 are summarized below:

(Dollars in thousands)	2006	% Net Sales	2005	% Net Sales
Net sales	$766,646	100.0%	$824,434	100.0%
Material, labor and other production costs	350,514	45.7%	353,001	42.8%
Selling, distribution and marketing	296,608	38.7%	299,780	36.3%
Administrative and general	119,502	15.6%	121,014	14.7%
Interest expense	20,073	2.6%	18,263	2.2%
Other income – net	(24,289)	(3.2)%	(20,066)	(2.4)%

	762,408	99.4%	771,992	93.6%

Income from continuing operations before income tax expense	4,238	0.6%	52,442	6.4%
Income tax expense	1,445	0.2%	21,730	2.7%

Income from continuing operations	2,793	0.4%	30,712	3.7%
Income (loss) from discontinued operations, net of tax	2,101	0.2%	(1,057)	(0.1)%

Net income	$4,894	0.6%	$29,655	3.6%

For the six months ended August 25, 2006, consolidated net sales were $766.6 million, down from $824.4 million in the prior year six months. This 7.0% or approximately $58 million decrease was primarily the result of lower sales in our North American Social Expression Products segment of approximately $48 million, AG Interactive of approximately $7 million and our Retail Operations segment of approximately $5 million. Favorable foreign currency translation increased net sales by approximately $4 million.

Net sales of our North American Social Expression Products segment decreased approximately $48 million. Approximately $13 million of the decrease was due to the implementation of our investment in cards strategy, approximately $15 million resulted from SBT implementations and the remaining decrease was from lower sales of everyday cards, party goods, candles and gift packaging. These decreases were partially offset by improvements in seasonal card sales.

The reduction in AG Interactive’s net sales was due to the prior period including eight months of activity due to the change in fiscal year-ends partially offset by growth in the online product group. The additional two months in the prior year added approximately $11 million to net sales. Growth in both advertising and subscription revenue in the online product group added approximately $4 million to net sales in the current period.

Our Retail Operations segment was down approximately $5 million, or 5.8%, as favorable same-store sales of 0.9% were more than offset by the decrease in store doors of approximately 7%.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the six months ended August 25, 2006 and August 26, 2005 are summarized below:

	Increase (Decrease) From Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2006	2005	2006	2005	2006	2005
Unit volume	(16.1)%	0.3%	(0.6)%	(4.0)%	(12.3)%	(0.8)%
Selling prices	9.6%	(0.1)%	2.8%	2.0%	8.1%	0.3%
Overall increase/(decrease)	(8.0)%	0.2%	2.2%	(2.1)%	(5.2)%	(0.4)%

For the six month period, combined everyday and seasonal greeting card sales less returns fell 5.2% compared to the prior year period. Approximately 40% of this decrease was the result of the SBT buybacks during the period.

Everyday card unit volume, down 16.1%, and selling prices, up 9.6%, were significantly impacted during the six month period by the SBT buybacks. Approximately 50% of the decrease in everyday card unit volume and approximately 68% of the increase in selling prices was the direct result of the product mix of the SBT buybacks. The remaining everyday card sales less returns decreased 5.2%, including a decline in unit volume of 8.0% and an increase in selling prices of 3.1%. Unit volume was down across all business units. Selling prices increased due to a richer mix within the non-value line of cards and lower overall mix of value line cards compared to the prior year period.

Seasonal card unit volume decreased 0.6% compared to the prior year six months as lower unit volume in Father’s Day and Graduation were substantially offset by improvements in Mother’s Day and Easter unit sales. The increase in selling prices of seasonal cards is due to a change in the mix of Easter and Graduation cards to higher priced product.

Expense Overview

MLOPC for the six months ended August 25, 2006 were $350.5 million, a decrease from $353.0 million for the comparable period in the prior year. As a percentage of net sales, these costs were 45.7% in the current period compared to 42.8% for the six months ended August 26, 2005. The $2.5 million decrease from the prior year is due to favorable volume variances of approximately $25 million due to the lower sales volume in the current period substantially offset by unfavorable product and business mix of approximately $13 million, higher inventory adjustments and SBT scrap costs of approximately $7 million and unfavorable foreign currency translation impacts of approximately $2 million.

Selling, distribution and marketing expenses for the six months ended August 25, 2006 were $296.6 million, decreasing from $299.8 million for the comparable period in the prior year. The decrease of $3.2 million is due primarily to a reduction of approximately $4 million in AG Interactive’s expenses as the prior year period included an additional two months of activity as well as integration costs for the fiscal 2005 acquisitions. A reduction in lease costs and store expenses of approximately $4 million in our Retail Operations segment further reduced expenses in the current period due to fewer stores. Partially offsetting these reductions are an increase in advertising expenses of approximately $3 million and unfavorable foreign currency translation impacts of approximately $2 million.

Administrative and general expenses were $119.5 million for the six months ended August 25, 2006, a decrease from $121.0 million for the six months ended August 26, 2005. The decrease of $1.5 million is due to reduced bad debt expense of approximately $2 million due to recoveries recorded in the current period and lower information technology related expenses of approximately $3 million. Also contributing to the decrease is approximately $1 million of lower corporate-owned life insurance (COLI) expenses. These reductions were partially offset by stock-based compensation expense of approximately $4 million recorded in the current period in accordance with SFAS No. 123 (revised 2004).

Interest expense for the six months ended August 25, 2006 was $20.1 million, an increase from $18.3 million for the prior year period. The increase of $1.8 million is attributable to $5.0 million of expense related to the early retirement of substantially all of our 6.10% senior notes including the consent payment, fees paid and the write-off of deferred financing costs. Expenses associated with both our new and old credit facilities are $2.2 million higher which is attributable to increased commitment fees due to the level of available financing under the new facility and the write-off of $1.0 million of deferred financing costs from the old facility that was terminated in April 2006. Additionally, interest expense increased $3.7 million due to the 7.375% senior notes issued in May 2006 and $0.6 million due to increased amortization of fees for the 7.00% convertible subordinated notes. These amounts were partially offset by $2.4 million for the net gain recognized on the interest rate derivative entered into and settled during the three months ended May 26, 2006, interest savings of $6.0 million attributable to the reduced debt levels for the 6.10% senior notes and the 7.00% convertible subordinated notes and $1.3 million for prior period expenses for the retirement of the remaining $10.2 million of our 11.75% senior subordinated notes.

Other income – net was $24.3 million for the six months ended August 25, 2006, an increase from $20.1 million for the comparable period in the prior year. The increase of $4.2 million is attributable to swings of $2.0 million from a foreign exchange loss in the prior year period to a gain in the current period and $1.7 million from a loss on disposal of assets in the prior period to a gain in the current six months. Higher royalty income of $0.3 million and interest income of $0.3 million also contributed to the increase.

The effective tax rate on income from continuing operations was 34.1% and 41.4% for the six months ended August 25, 2006 and August 26, 2005, respectively. During the prior year period, we established additional tax reserves to cover anticipated examination adjustments and we reduced our deferred tax assets to reflect changes in Ohio tax laws.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At August 25, 2006, we owned and operated 493 card and gift retail stores in the United States and Canada through our Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from our North American Social Expression Products segment as well as products purchased from other vendors. AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.

We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	25, 2006	26, 2005		25, 2006	26, 2005
Net sales	$226,490	$253,824	(10.8)%	$498,686	$547,125	(8.9)%
Segment earnings	3,780	34,486	(89.0)%	57,580	105,426	(45.4)%

Net sales of our North American Social Expression Products segment for the three months ended August 25, 2006, excluding the impact of foreign exchange and intersegment items, decreased $27.3 million or 10.8% from the prior year quarter. The implementation of our investment in cards strategy and SBT conversions reduced net sales by approximately $7 million and $8 million, respectively, during the period. The remaining decrease was due to lower net sales of everyday cards, party goods, candles and gift packaging. For the six months ended August 25, 2006, net sales decreased $48.4 million or 8.9% from the prior year six months. The implementation of our investment in cards strategy and SBT conversions reduced net sales by approximately $13 million and $15 million, respectively, during the period. The remaining decrease was due to lower net sales of everyday cards, party goods, candles and gift packaging, partially offset by improvements in seasonal card sales.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $30.7 million or 89.0% compared to the prior year second quarter. The combined impact of the investment in cards strategy and SBT implementations decreased segment earnings by approximately $16 million compared to the prior year quarter. The remaining decline was due primarily to lower unit volume across most product lines and unfavorable field sales, advertising and bad debt expenses. For the six months ended August 25, 2006, segment earnings decreased $47.8 million or 45.4% compared to the six months ended August 26, 2005. The combined impact of the investment in cards strategy and SBT implementations decreased segment earnings by approximately $29 million compared to the prior year six months. The remaining decline was due primarily to lower unit volume across most product lines and higher SBT scrap costs.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	25, 2006	26, 2005		25, 2006	26, 2005
Net sales	$55,679	$57,136	(2.6)%	$113,002	$112,475	0.5%
Segment earnings	535	2,514	(78.7)%	1,016	4,584	(77.8)%

Net sales of our International Social Expression Products segment, excluding the impact of foreign exchange, decreased $1.5 million, or 2.6%, compared to the prior year quarter. This decrease was due to lower everyday card and calendar sales partially offset by less seasonal returns. Net sales for the six months ended August 25, 2006, increased $0.5 million from the prior year six months. This increase was due to improvements in seasonal card sales, primarily Easter and Mother’s Day, partially offset by lower everyday card and calendar sales.

Segment earnings for the three months ended August 25, 2006, excluding the impact of foreign exchange, decreased $2.0 million compared to the three months ended August 26, 2005. This decrease in segment earnings is due primarily to the decrease in net sales and higher administrative costs in the United Kingdom (“U.K.”). Segment earnings for the six months ended August 25, 2006, decreased $3.6 million compared to the prior year period. The decrease is due to increased operating costs in the U.K., primarily merchandiser expenses, inventory adjustments and other plant operating costs.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	25, 2006	26, 2005		25, 2006	26, 2005
Net sales	$36,547	$39,085	(6.5)%	$77,225	$81,945	(5.8)%
Segment loss	(9,021)	(11,049)	18.4%	(16,199)	(17,287)	6.3%

Net sales, excluding the impact of foreign exchange, in our Retail Operations segment decreased $2.5 million or 6.5% for the three months ended August 25, 2006, compared to the prior year period due to a reduction in same-store sales of 0.5% and fewer store doors. Net sales for the quarter decreased approximately $2 million due to fewer stores. For the six months ended August 25, 2006, net sales decreased $4.7 million compared to the prior year period as favorable same-store sales of 0.9% were more than offset by the reduction in store doors. The average number of stores was approximately 7% less than in the prior year period, which accounted for approximately $5 million of the decrease in net sales.

Segment earnings, excluding the impact of foreign exchange, was a loss of $9.0 million in the three months ended August 25, 2006, compared to a loss of $11.0 million in the three months ended August 26, 2005. Gross margins increased by approximately 1.5 percentage points as less promotional pricing was utilized in the current quarter compared to the prior period. Segment earnings also benefited from lower store rent, operating expenses and associate costs of approximately $1 million due to fewer stores and lower information technology expenses. The quarter ended August 26, 2005 was unfavorably impacted by certain noncapitalizable implementation costs associated with a systems infrastructure upgrade. For the six months ended August 25, 2006, segment earnings was a loss of $16.2 million compared to a loss of $17.3 million in the prior year period. The impact on earnings of the lower sales in the period was substantially offset by lower store expenses due to fewer stores. Lower information technology expenses in the current period also contributed to the reduced segment loss in the period due to the prior period costs associated with a systems upgrade. Gross margins decreased by approximately 3.3 percentage points between periods.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	25, 2006	26, 2005		25, 2006	26, 2005
Net sales	$20,446	$19,583	4.4%	$40,406	$47,630	(15.2)%
Segment earnings	1,208	485	149.1%	3,249	815	298.7%

For 2006, AG Interactive changed its fiscal year-end from December 31 to February 28/29. As a result, the six months ended August 26, 2005 included eight months of AG Interactive’s operations.

Net sales of AG Interactive for the three months ended August 25, 2006, excluding the impact of foreign exchange, increased $0.9 million compared to the prior year second quarter. The $0.9 million increase is primarily due to the online greeting card acquisition during the quarter. Growth in advertising and subscription revenue in the online product group was substantially offset by decreases in the mobile product group. For the six months ended August 25, 2006, net sales decreased $7.2 million compared to the six months ended August 26, 2005. This decrease is primarily due to approximately $11 million of net sales associated with the additional two months of activity in the prior year period. The decrease due to the change in fiscal year-ends was partially offset by advertising and subscription revenue growth in the online product group, which contributed approximately $4 million to net sales in the current period. The increase in the current period attributable to the second quarter acquisition was substantially offset by decreased sales in the mobile product group. At the end of the second quarter of 2007, AG Interactive had approximately 3.3 million online paid subscribers versus 2.3 million at the prior year quarter end. Approximately 0.6 million of the increase in subscribers is due to the second quarter acquisition.

Segment earnings, excluding the impact of foreign exchange, increased by $0.7 million for the quarter ended August 25, 2006, compared to the prior year period. The improvement is due to reduced costs in the mobile product group. For the six months ended August 25, 2006, segment earnings increased $2.4 million compared to the prior year six months. The mobile product group contributed approximately two-thirds of the improvement while the online product group added one-third. The additional two months of activity in the prior year period had no significant impact on segment earnings.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position as of August 26, 2005, has been included.

Operating Activities

Operating activities provided $26.2 million of cash during the six months ended August 25, 2006, compared to $22.8 million of cash in the prior year period.

Other non-cash charges were $7.0 million for the six months ended August 25, 2006, compared to $1.7 million in the prior year period. This increase is primarily related to the stock-based compensation expense of $4.2 million recorded during the current period and the write-off of deferred financing fees associated with our old credit facility.

Accounts receivable provided $59.7 million of cash from February 28, 2006, compared to $7.6 million during the six months ended August 26, 2005. As a percentage of the prior twelve months’ net sales, net accounts receivable were 4.7% at August 25, 2006, compared to 9.0% at August 26, 2005. This improvement is primarily driven by additional customers moving to the SBT business model. In general, customers on the SBT business model tend to have shorter payment terms than non-SBT customers.

Inventory was a use of $56.6 million from February 28, 2006, compared to a use of $74.6 million in the prior year period. The reduced usage in the current period is related to less inventory build due to anticipated lower sales in 2007 compared to the prior year, primarily associated with our promotional and gift packaging products.

Other current assets used $24.2 million of cash from February 28, 2006, compared to $17.8 million in the prior year six months. The difference is due to prepaid and refundable tax amounts in the current year.

Deferred costs - net represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 25, 2006, amortization exceeded payments by $26.8 million; in the six months ended August 26, 2005, amortization exceeded payments by $51.4 million. See Note 9 to the condensed consolidated financial statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities were a use of $35.0 million during the six months ended August 25, 2006, compared to $29.5 million in the prior year period. The change from the prior year is due primarily to the change in profit-sharing payments and accruals during the respective periods.

Investing Activities

Investing activities provided $188.9 million of cash during the six months ended August 25, 2006, compared to using $11.3 million in the prior year period. The source of cash in the current year is primarily related to sales of short-term investments exceeding purchases. Short-term investments decreased from $208.7 million at February 28, 2006 to zero at August 25, 2006. This source of cash was partially offset by a net use of cash of $11.2 million for AG Interactive’s online greeting card business acquisition in the second quarter.

Financing Activities

Financing activities used $343.7 million of cash during the six months ended August 25, 2006, compared to $98.4 million during the six months ended August 26, 2005. The current year amount relates primarily to our debt activities in the period. We issued $200.0 million of 7.375% senior unsecured notes and retired $277.3 million of our 6.10% senior notes, approximately 92% of the total outstanding, during the first quarter. In the second quarter, we repaid $159.1 million of our 7.00% convertible subordinated notes and borrowed $20.0 million under our new credit facility. We paid $8.1 million of debt issuance costs during the current period for our new credit facility, the 7.375% senior unsecured notes and the exchange offer on our 7.00% convertible subordinated notes. These amounts were deferred and will be amortized over the respective periods of the instruments. Our Class A common share repurchase programs also contributed to the cash used for financing activities in both periods. These repurchases were made through 10b5-1 programs, which are intended to be in compliance with the Securities & Exchange Commission’s Rule 10b-18. During the six months ended August 25, 2006, $108.6 million was paid to repurchase approximately 4.9 million shares under the repurchase program, compared to $96.6 million used in the prior year period to repurchase approximately 3.9 million shares.

Our receipt of the exercise price on stock options provided $2.8 million and $21.3 million during the six months ended August 25, 2006 and August 26, 2005, respectively. In accordance with SFAS No. 123 (revised 2004), tax benefits associated with share-based payments are classified as financing activities in the Condensed Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous accounting guidance. Prior period amounts were not reclassified.

During the six months ended August 25, 2006 and August 26, 2005, we paid quarterly dividends of $0.08 per common share, which totaled $9.2 million and $10.9 million, respectively.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $800 million at August 25, 2006. This included our $650 million senior secured credit facility and our $150 million accounts receivable securitization financing. We borrowed $20.0 million under our credit facility at August 25, 2006. We have continued to borrow on a short-term basis in the ordinary course of business under our revolving credit facility subsequent to August 25, 2006, as our fiscal third quarter is our seasonal peak for working capital requirements.

On April 4, 2006, we entered into a new $650 million credit agreement. The new credit agreement includes a $350 million revolving credit facility and a $300 million delay draw term loan. We may request one or more term loans until April 4, 2007. In connection with the execution of this new agreement, our amended and restated credit agreement dated May 11, 2004 was terminated. The obligations under the new credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings Corporation and each of our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our first tier foreign subsidiaries. The revolving credit facility will mature on April 4, 2011, and any outstanding term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2007, with the balance payable on April 4, 2013.

Revolving loans denominated in U.S. dollars under the new credit agreement will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate (“LIBOR”) or the alternate base rate (“ABR”), as defined in the credit agreement, in each case, plus margins adjusted according to our leverage ratio. Term loans will bear interest at a rate per annum based on either LIBOR plus 150 basis points or based on the ABR, as defined in the credit agreement, plus 25 basis points. We pay an annual commitment fee of 25 basis points on the undrawn portion of the revolving credit facility and 62.5 basis points on the undrawn portion of the term loan. Effective November 30, 2006, the commitment fee on the revolving facility will fluctuate based on our leverage ratio. The commitment fee on the term loan terminates on April 4, 2007.

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

Also, on April 4, 2006, we reduced the available financing under our accounts receivable securitization financing agreement from $200 million to $150 million. Under the terms of the agreement, we transfer receivables to a wholly-owned consolidated subsidiary that in turn utilizes the receivables to secure borrowings through a credit facility with a financial institution. Borrowings are limited based on our eligible receivables, as defined in the agreement. The maturity date for this agreement is August 1, 2007. The related interest rate is commercial paper-based. We pay an annual commitment fee of 25 basis points on the undrawn portion of the facility.

On May 24, 2006, we issued $200 million of 7.375% senior unsecured notes, due on June 1, 2016. The proceeds from this issuance were used for the repurchase of our 6.10% senior notes that were tendered in our tender offer and consent solicitation for these notes that was completed on May 25, 2006.

On May 25, 2006, we repurchased $277.3 million of our 6.10% senior notes and recorded a charge of $5.0 million for the consent payment and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. In conjunction with the tender offer for the 6.10% senior notes, the indenture governing the 6.10% senior notes was amended to eliminate certain restrictive covenants and events of default. The remaining 6.10% senior notes may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

On May 26, 2006, $159.1 million of our 7.00% convertible subordinated notes due on July 15, 2006 were exchanged (modified) for a new series of 7.00% convertible subordinated notes due on July 15, 2006. We paid an exchange fee of $0.8 million that was deferred at May 26, 2006 and amortized over the remaining term of the new convertible subordinated notes. The terms of the new notes were substantially the same as the old notes except that upon conversion, the new notes were settled in cash and Class A common shares. Upon conversion, the old notes could only be settled in our Class A common shares. We issued 1,126,026 of our Class A common shares during the quarter ended August 25, 2006, upon conversion of $15.7 million of the old series of our 7.00% convertible subordinated notes. Upon conversion of the new series of 7.00% convertible subordinated notes, on August 3, 2006, in accordance with the terms of the notes, we paid $159.1 million in cash and issued 4,379,339 Class A common shares.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	our ability to successfully implement our strategy to invest in our core greeting card business;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases;

•	a weak retail environment;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	competitive terms of sale offered to customers;

•	successful implementation of supply chain improvements and achievement of projected cost savings from those improvements;

•	increases in the cost of material, energy, freight and other production costs;

•	our ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling, and Canadian Dollar;

•	escalation in the cost of providing employee health care;

•	successful integration of acquisitions; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators and the public’s acceptance of online greetings and other social expression products and the ability of the mobile product group to compete effectively in the wireless content aggregation market.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended August 25, 2006, we entered into an interest rate derivative designed to offset the interest rate risk related to the forecasted issuance of $200 million of senior indebtedness. The interest rate derivative agreement expired during the quarter ended May 26, 2006. We did not designate this agreement as a hedging instrument pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the change in the fair value of this agreement was recognized currently and included in “Interest expense” in the Condensed Consolidated Statement of Operations. We have no derivative financial instruments outstanding as of August 25, 2006.

Also, during the six months ended August 25, 2006, we significantly modified our debt structure. See “Liquidity and Capital Resources” above for more information.

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2006. Except as described above, there were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2006, the end of our preceding fiscal year, to August 25, 2006, the end of our most recent fiscal quarter.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended February 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended August 25, 2006.

Period	Total Number of Shares Repurchased	Average Price Paid per Share			Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
June 2006	Class A – 650,000 Class B – 1,148 (1)	$ $	23.72 24.21	(2)	650,000 —	(3)	$82,454,157
July 2006	Class A – 95,000 Class B – 500 (1)	$ $	21.86 21.10	(2)	95,000 —	(3)	$80,377,271
August 2006	Class A – 1,381,300 Class B – —		$22.84 —	(2)	1,381,300 —	(3)	$48,826,642
Total	Class A – 2,126,300 Class B – 1,648 (1)				2,126,300 —	(3)

(1)	There is no public market for our Class B common shares. Pursuant to our Amended Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On February 1, 2006, American Greetings announced that its Board of Directors authorized a program to repurchase up to $200 million of its Class A common shares. There is no set expiration date for this repurchase program and these repurchases are made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 23, 2006, at which the following individuals were elected to Class II of our Board of Directors with a term expiring in 2009: Joseph S. Hardin, Jr., Jerry Sue Thornton and Jeffrey Weiss.

The following individuals were continuing Class III directors with a term expiring in 2007: Scott S. Cowen, Harriet Mouchly-Weiss, Charles A. Ratner and Zev Weiss.

The following individuals were continuing Class I directors with a term expiring in 2008: Morry Weiss and Stephen R. Hardis.

The voting result at the Annual Meeting of Shareholders for the election of Class II directors was as follows:

Nominee	Votes For	Votes Withheld
Joseph S. Hardin, Jr.	74,651,032	15,811,666
Jerry Sue Thornton	86,845,098	3,617,600
Jeffrey Weiss	87,715,906	2,746,792

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

October 4, 2006

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)