Form 10-Q
period 2006-11-24
AMERICAN GREETINGS CORP
filed 2007-01-03
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2006

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

Large accelerated filer  ☒                                     Accelerated filer  ☐                                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 28, 2006, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common                    52,613,950

Class B Common                      4,226,379

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 24, 2006	November 25, 2005	November 24, 2006	November 25, 2005
Net sales	$512,239	$551,991	$1,278,885	$1,376,425

Costs and expenses:
Material, labor and other production costs	245,355	274,235	595,869	627,236
Selling, distribution and marketing	159,192	165,124	455,800	464,904
Administrative and general	65,849	57,438	185,351	178,452
Goodwill impairment	—	43,153	—	43,153
Interest expense	6,951	8,401	27,024	26,664
Other income – net	(32,793)	(19,796)	(57,082)	(39,862)

	444,554	528,555	1,206,962	1,300,547

Income from continuing operations before income tax expense	67,685	23,436	71,923	75,878
Income tax expense	21,078	14,653	22,523	36,383

Income from continuing operations	46,607	8,783	49,400	39,495
Income from discontinued operations, net of tax	3,100	4,144	5,201	3,087

Net income	$49,707	$12,927	$54,601	$42,582

Earnings per share – basic:
Income from continuing operations	$0.79	$0.14	$0.84	$0.59
Income from discontinued operations	0.05	0.06	0.09	0.05

Net income	$0.84	$0.20	$0.93	$0.64

Earnings per share – assuming dilution:
Income from continuing operations	$0.78	$0.14	$0.80	$0.56
Income from discontinued operations	0.05	0.05	0.08	0.04

Net income	$0.83	$0.19	$0.88	$0.60

Average number of common shares outstanding	59,502,276	65,425,537	58,590,857	67,041,089

Average number of common shares outstanding – assuming dilution	59,902,127	78,695,259	64,361,644	80,385,975

Dividends declared per share	$0.08	$0.08	$0.24	$0.24

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) November 24, 2006	(Note 1) February 28, 2006	(Unaudited) November 25, 2005
ASSETS
Current assets
Cash and cash equivalents	$86,216	$213,613	$75,805
Short-term investments	—	208,740	208,740
Trade accounts receivable, net	236,834	142,087	310,003
Inventories	247,909	217,318	254,631
Deferred and refundable income taxes	162,156	154,327	167,151
Assets of businesses held for sale	—	12,990	22,887
Prepaid expenses and other	296,218	213,067	220,290

Total current assets	1,029,333	1,162,142	1,259,507

Goodwill	221,929	203,599	210,311
Other assets	461,518	549,162	579,987

Property, plant and equipment – at cost	969,113	953,981	967,674
Less accumulated depreciation	668,693	649,922	658,259

Property, plant and equipment – net	300,420	304,059	309,415

	$2,013,200	$2,218,962	$2,359,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$142,000	$174,792	$—
Accounts payable	127,287	124,390	134,182
Accrued liabilities	91,241	73,599	111,132
Accrued compensation and benefits	58,848	69,016	62,007
Income taxes	15,303	16,888	23,873
Liabilities of businesses held for sale	—	3,016	5,013
Other current liabilities	91,163	97,282	116,329

Total current liabilities	525,842	558,983	452,536

Long-term debt	223,985	300,516	475,965
Other liabilities	102,226	116,554	138,068
Deferred income taxes	25,420	22,884	24,584

Shareholders’ equity
Common shares – Class A	53,775	56,130	60,391
Common shares – Class B	4,224	4,218	4,220
Capital in excess of par value	417,444	398,505	397,208
Treasury stock	(643,540)	(676,436)	(586,834)
Accumulated other comprehensive income	36,067	9,823	2,045
Retained earnings	1,267,757	1,427,785	1,391,037

Total shareholders’ equity	1,135,727	1,220,025	1,268,067

	$2,013,200	$2,218,962	$2,359,220

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Nine Months Ended November
	24, 2006	25, 2005
OPERATING ACTIVITIES:
Net income	$54,601	$42,582
Income from discontinued operations	(5,201)	(3,087)

Income from continuing operations	49,400	39,495
Adjustments to reconcile to net cash (used) provided by operating activities:
Goodwill impairment	—	43,153
Loss (gain) on disposal of fixed assets	754	(434)
Loss on extinguishment of debt	5,055	863
Depreciation and amortization	37,269	41,148
Deferred income taxes	5,714	(6,608)
Other non-cash charges	9,180	5,069
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade accounts receivable	(87,745)	(137,103)
Increase in inventories	(26,721)	(39,120)
(Increase) decrease in other current assets	(96,348)	9,109
Decrease in deferred costs – net	110,076	57,312
Decrease in accounts payable and other liabilities	(6,699)	(10,819)
Other – net	(11,217)	2,624

Cash (Used) Provided by Operating Activities	(11,282)	4,689

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	1,026,280	1,362,430
Purchases of short-term investments	(817,540)	(1,362,430)
Property, plant and equipment additions	(29,590)	(32,268)
Cash payments for business acquisitions, net of cash acquired	(11,154)	—
Cash receipts related to discontinued operations	12,559	—
Proceeds from sale of fixed assets	695	7,542

Cash Provided (Used) by Investing Activities	181,250	(24,726)

FINANCING ACTIVITIES:
Increase in long-term debt	200,000	—
Reduction of long-term debt	(440,588)	(10,782)
Increase in short-term debt	142,000	—
Sale of stock under benefit plans	5,630	26,408
Purchase of treasury shares	(186,331)	(150,705)
Dividends to shareholders	(13,909)	(16,141)
Debt issuance costs	(8,344)	—

Cash Used by Financing Activities	(301,542)	(151,220)

DISCONTINUED OPERATIONS:
Cash (used) provided by operating activities from discontinued operations	(399)	557
Cash provided by investing activities from discontinued operations	1,647	392

Cash Provided by Discontinued Operations	1,248	949

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,929	(1,686)

DECREASE IN CASH AND CASH EQUIVALENTS	(127,397)	(171,994)

Cash and Cash Equivalents at Beginning of Year	213,613	247,799

Cash and Cash Equivalents at End of Period	$86,216	$75,805

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three and Nine Months Ended November 24, 2006 and November 25, 2005

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

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2006 refers to the year ended February 28, 2006. For 2006, the Corporation’s subsidiary, AG Interactive, Inc. (“AG Interactive”) changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the nine months ended November 25, 2005 included eleven months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11 million for the nine months ended November 25, 2005, but had no significant impact on earnings.

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

Note 4 – Other Income – Net

	Three Months Ended November		Nine Months Ended November
(In thousands)	24, 2006	25, 2005	24, 2006	25, 2005
Royalty revenue	$(11,055)	$(13,072)	$(26,555)	$(28,232)
Foreign exchange gain	(631)	(1,829)	(2,367)	(1,530)
Interest income	(1,267)	(3,172)	(6,734)	(8,360)
Gain on contract terminations	(20,004)	—	(20,004)	—
Other	164	(1,723)	(1,422)	(1,740)

	$(32,793)	$(19,796)	$(57,082)	$(39,862)

Other includes, among other things, gains and losses on asset disposals and rental income. The $20.0 million gain on contract terminations was a result of retailer consolidations, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments.

Note 5 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended November		Nine Months Ended November
	24, 2006	25, 2005	24, 2006	25, 2005
Numerator (in thousands):
Income from continuing operations	$46,607	$8,783	$49,400	$39,495
Add-back – interest on convertible subordinated notes, net of tax	—	1,874	1,958	5,624

Income from continuing operations – assuming dilution	$46,607	$10,657	$51,358	$45,119

Denominator (in thousands):
Weighted average shares outstanding	59,502	65,426	58,591	67,041
Effect of dilutive securities:
Convertible debt – old series	—	12,576	4,380	12,576
Convertible debt – new series – net share settlement feature	—	—	973	—
Stock options and other	400	693	418	769

Weighted average shares outstanding – assuming dilution	59,902	78,695	64,362	80,386

Income from continuing operations per share	$0.79	$0.14	$0.84	$0.59

Income from continuing operations per share – assuming dilution	$0.78	$0.14	$0.80	$0.56

Approximately 2.5 million and 4.4 million stock options outstanding in the three and nine month periods ended November 24, 2006 were excluded because the effect would have been antidilutive, as the exercise price exceeded the market price (1.6 million and 1.5 million stock options outstanding in the three and nine month periods ended November 25, 2005, respectively). The new and old series of convertible notes matured/converted during the second quarter of 2007. The convertible debt - new series was not outstanding during 2006. See Note 10 for further discussion.

Note 6 – Comprehensive Income

The Corporation’s total comprehensive income is as follows:

	Three Months Ended November		Nine Months Ended November
(In thousands)	24, 2006	25, 2005	24, 2006	25, 2005
Net income	$49,707	$12,927	$54,601	$42,582
Other comprehensive income/(loss):
Foreign currency translation adjustment and other	6,018	(10,841)	25,896	(27,028)
Unrealized gain on securities	323	33	348	34

Total comprehensive income	$56,048	$2,119	$80,845	$15,588

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 24, 2006	February 28, 2006	November 25, 2005
Allowance for seasonal sales returns	$71,019	$73,275	$85,623
Allowance for doubtful accounts	8,869	8,138	17,489
Allowance for cooperative advertising and marketing funds	27,677	21,658	27,900
Allowance for rebates	62,825	51,957	61,243

	$170,390	$155,028	$192,255

Note 8 – Inventories

(In thousands)	November 24, 2006	February 28, 2006	November 25, 2005
Raw materials	$22,334	$19,806	$21,151
Work in process	10,871	15,399	12,628
Finished products	268,668	239,866	274,982

	301,873	275,071	308,761
Less LIFO reserve	81,658	79,403	78,368

	220,215	195,668	230,393
Display materials and factory supplies	27,694	21,650	24,238

	$247,909	$217,318	$254,631

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note 9 – Deferred Costs

Deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	November 24, 2006	February 28, 2006	November 25, 2005
Prepaid expenses and other	$142,329	$156,442	$161,352
Other assets	371,745	489,286	517,705

Deferred cost assets	514,074	645,728	679,057

Other current liabilities	(58,746)	(61,391)	(90,994)
Other liabilities	(47,272)	(68,695)	(73,738)

Deferred cost liabilities	(106,018)	(130,086)	(164,732)

Net deferred costs	$408,056	$515,642	$514,325

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

Revolving loans denominated in U.S. dollars under the new credit agreement will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate (“LIBOR”) or the alternate base rate (“ABR”), as defined in the credit agreement, in each case, plus margins adjusted according to the Corporation’s leverage ratio. Term loans will bear interest at a rate per annum based on either LIBOR plus 150 basis points or based on the ABR, as defined in the credit agreement, plus 25 basis points. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the revolving credit facility and 62.5 basis points on the undrawn portion of the term loan. As of November 30, 2006, in accordance with the terms of the new credit agreement, the commitment fee on the revolving facility fluctuates based on the Corporation’s leverage ratio. The commitment fee on the term loan terminates on April 4, 2007.

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

As of November 24, 2006, there were no term loans drawn under the agreement and there were $60.0 million of revolving loans outstanding under the agreement, bearing interest at a rate of approximately 6.6%.

The Corporation is also party to an amended and restated receivables purchase agreement with available financing of up to $150 million. The agreement expires on October 23, 2009. Under the amended and restated receivables purchase agreement, the Corporation and certain of its subsidiaries sell accounts receivable to AGC Funding Corporation (“AGC Funding”), a wholly-owned, consolidated subsidiary of the Corporation, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit. This arrangement is accounted for as a financing transaction.

The interest rate under the accounts receivable securitization facility is based on (i) commercial paper interest rates, (ii) LIBOR rates plus an applicable margin or (iii) a rate that is the higher of the prime rate as announced by the applicable purchaser financial institution or the federal funds rate plus 0.50%. AGC Funding pays an annual commitment fee of 28 basis points on the unfunded portion of the accounts receivable securitization facility, together with customary administrative fees on outstanding letters of credit that have been issued and on outstanding amounts funded under the facility.

The amended and restated receivables purchase agreement contains representations, warranties, covenants and indemnities customary for facilities of this type, including the obligation of the Corporation to maintain the same consolidated leverage ratio as it is required to maintain under its secured credit facility.

As of November 24, 2006, the balance outstanding under the amended and restated receivables purchase agreement was $82.0 million, bearing interest at a rate of approximately 5.3%.

On May 24, 2006, the Corporation issued $200.0 million of 7.375% senior unsecured notes, due on June 1, 2016. The proceeds from this issuance were used for the repurchase of the Corporation’s 6.10% senior notes due on August 1, 2028 that were tendered in the Corporation’s tender offer and consent solicitation that was completed on May 25, 2006.

On May 25, 2006, the Corporation repurchased $277.3 million of its 6.10% senior notes due on August 1, 2028 and recorded a charge of $5.1 million for the consent payment and other fees associated with the notes repurchased, as well as for the write-off of related deferred financing costs. In conjunction with the tender, the indenture governing the 6.10% senior notes was amended to eliminate certain restrictive covenants and events of default. The remaining 6.10% senior notes may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

On May 26, 2006, $159.1 million of the Corporation’s 7.00% convertible subordinated notes due on July 15, 2006 were exchanged (modified) for a new series of 7.00% convertible subordinated notes due on July 15, 2006. The Corporation paid an exchange fee of $0.8 million that was deferred at May 26, 2006 and amortized over the remaining term of the new convertible subordinated notes. The terms of the new notes were substantially the same as the old notes except that upon conversion, the new notes were settled in cash and Class A common shares. Upon conversion, the old notes could only be settled in Class A common shares. The Corporation issued 1,126,026 Class A common shares during the second quarter ended August 25, 2006, upon conversion of $15.7 million of the old series of 7.00% convertible subordinated notes. Upon conversion of the new series of 7.00% convertible subordinated notes, on August 3, 2006, in accordance with the terms of the notes, the Corporation paid $159.1 million in cash and issued 4,379,339 Class A common shares. The 5.5 million Class A common shares issued upon conversion of the convertible notes were issued from the Corporation’s treasury shares. This issuance resulted in a treasury stock loss of approximately $200 million, which was recorded to retained earnings in the second quarter of 2007.

At November 24, 2006, the Corporation was in compliance with its financial covenants under its borrowing agreements described above.

Debt due within one year was as follows:

(In thousands)	November 24, 2006	February 28, 2006	November 25, 2005
Revolving credit facility	$60,000	$—	$—
Accounts receivable securitization facility	82,000	—	—
7.00% convertible subordinated notes	—	174,792	—

	$142,000	$174,792	$—

Long-term debt and their related calendar year due dates were as follows:

(In thousands)	November 24, 2006	February 28, 2006	November 25, 2005
6.10% senior notes, due 2028	$22,633	$298,910	$298,806
7.375% senior notes, due 2016	200,000	—	—
7.00% convertible subordinated notes, due 2006	—	—	174,792
Other	1,352	1,606	2,367

	$223,985	$300,516	$475,965

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended November		Nine Months Ended November
(In thousands)	24, 2006	25, 2005	24, 2006	25, 2005
Service cost	$135	$128	$405	$384
Interest cost	1,704	1,811	5,334	5,433
Expected return on plan assets	(1,776)	(1,721)	(5,326)	(5,163)
Amortization of prior service cost	65	23	195	69
Amortization of actuarial loss	166	358	1,336	1,074

	$294	$599	$1,944	$1,797

	Postretirement Benefit
	Three Months Ended November		Nine Months Ended November
(In thousands)	24, 2006	25, 2005	24, 2006	25, 2005
Service cost	$999	$711	$2,997	$2,133
Interest cost	1,925	1,872	5,775	5,616
Expected return on plan assets	(1,275)	(1,201)	(3,825)	(3,603)
Amortization of prior service credit	(1,849)	(1,849)	(5,547)	(5,547)
Amortization of actuarial loss	1,700	1,771	5,100	5,313

	$1,500	$1,304	$4,500	$3,912

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the nine months ended November 24, 2006 was $3.6 million, compared to $7.6 million in the prior year period. The profit-sharing plan expense for the nine month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end and are contingent upon final year-end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expenses recognized for the three and nine month periods ended November 24, 2006 were $0.8 million and $3.0 million ($1.2 million and $3.0 million for the three and nine month periods ended November 25, 2005), respectively.

Note 12 – Stock-Based Compensation

Effective March 1, 2006, the Corporation adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” utilizing the “modified prospective” method as described in SFAS 123R. In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123R, prior period amounts were not restated. SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous accounting guidance. Total stock-based compensation expense, recognized in “Administrative and general” expenses on the Condensed Consolidated Statement of Income, was $6.1 million ($3.7 million net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.06 per share during the nine months ended November 24, 2006. For the three months ended November 24, 2006, stock-based compensation expense was $1.9 million ($1.4 million net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.02 per share.

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

The following illustrates the pro-forma information, determined as if the Corporation had applied the fair value method of accounting for stock options, during the three and nine months ended November 25, 2005:

(In thousands, except per share amounts)	Three Months Ended November 25, 2005	Nine Months Ended November 25, 2005
Net income as reported	$12,927	$42,582
Add: Stock-based compensation expense included in net income, net of tax	273	724
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	1,693	4,571

Pro forma net income	$11,507	$38,735

Earnings per share:
As reported	$0.20	$0.64
Pro forma	0.18	0.58
Earnings per share – assuming dilution:
As reported	$0.19	$0.60
Pro forma	0.17	0.55

Under the Corporation’s stock option plans, options to purchase Class A and/or Class B common shares are granted to directors, officers and other key employees at fair market value on the date of grant. In general, subject to continuing service, options become exercisable commencing twelve months after date of grant in annual installments and expire over a period of not more than ten years from the date of grant. The majority of options granted vest in annual installments over a two-year period. The Corporation, from time to time, makes certain grants whereby the vesting or exercise periods have the potential to be accelerated if the market value of the Corporation’s Class A common shares reaches certain specified prices. These grants are subject to the terms of the applicable option plans and agreements. These types of grants are not material to the total number of options outstanding at November 24, 2006. The Corporation generally issues new shares when options to purchase Class A common shares are exercised and treasury shares when options to purchase Class B shares are exercised.

Stock option transactions and prices are summarized as follows:

	Number of Class A Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2006	5,395,480	$22.12		$9,072
Granted	1,116,475	22.54
Exercised	(291,990)	17.29
Cancelled	(244,525)	24.92

Outstanding at November 24, 2006	5,975,440	$22.37	6.0	$17,471

Exercisable at November 24, 2006	4,250,891	$22.12	5.2	$14,717

	Number of Class B Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2006	893,882	$26.28		$122
Granted	193,000	22.65
Cancelled	(5,400)	20.39

Outstanding at November 24, 2006	1,081,482	$25.66	4.8	$1,077

Exercisable at November 24, 2006	704,483	$27.07	3.8	$512

The fair value of the Corporation’s stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all options granted during the nine months ended November 24, 2006 and November 25, 2005:

	Nine Months Ended
	November 24, 2006	November 25, 2005
Risk-free interest rate	4.99%	3.46%
Dividend yield	1.42%	0.08%
Expected stock volatility	0.24	0.33
Expected life in years	2.24	4.06

The weighted-average grant date fair value of options granted during the nine months ended November 24, 2006 and November 25, 2005 was $3.80 and $7.71, respectively. The total intrinsic value of options exercised during the nine months ended November 24, 2006 was $1.9 million, including $1.1 million during the third quarter.

During 2006, approximately 180,000 performance shares were awarded to certain executive officers under the American Greetings 1997 Equity and Performance Incentive Plan. The performance shares represent the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a performance period of up to five years. The performance shares are in lieu of a portion of the officer’s annual cash bonus. The number of performance shares actually earned will be based on the percentage of the officer’s target incentive award, if any, that the officer achieves during the performance period under the Corporation’s Key Management Annual Incentive Plan. The Corporation recognizes compensation expense related to performance shares ratably over the estimated vesting period. The fair value per share of the performance shares in 2007 was $20.73, using the following assumptions: risk-free interest rate of 4.74%; dividend yield of 1.52%; volatility of 0.24; and an expected life of one year. The fair value per share of the performance shares in 2006 was $24.88, using the following assumptions: risk-free interest rate of 3.20%; dividend yield of 0.06%; volatility of 0.24; and an expected life of one year.

As of November 24, 2006, the Corporation had unrecognized compensation expense of approximately $7 million, before taxes, related to stock options and performance shares. The unrecognized compensation expense is expected to be recognized over an average period of approximately 1.5 years.

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

At November 24, 2006, the Corporation owned and operated 496 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors.

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

Operating Segment Information

	Three Months Ended November		Nine Months Ended November
(In thousands)	24, 2006	25, 2005	24, 2006	25, 2005
Net Sales:

North American Social Expression Products	$366,392	$417,786	$895,539	$990,465
Intersegment items	(13,836)	(19,395)	(44,297)	(44,949)
Exchange rate adjustment	4,379	3,004	10,055	5,977

Net	356,935	401,395	861,297	951,493

International Social Expression Products	73,763	75,621	186,765	188,096
Exchange rate adjustment	9,173	5,815	19,714	17,788

Net	82,936	81,436	206,479	205,884

Retail Operations	39,205	41,556	116,430	123,501
Exchange rate adjustment	3,225	2,336	9,075	5,275

Net	42,430	43,892	125,505	128,776

AG Interactive	21,663	20,271	62,069	67,901
Exchange rate adjustment	31	(79)	76	37

Net	21,694	20,192	62,145	67,938

Non-reportable segments	8,246	4,297	23,459	19,439

Unallocated items – net	(2)	779	—	2,895

Consolidated total	$512,239	$551,991	$1,278,885	$1,376,425

	Three Months Ended November			Nine Months Ended November
(In thousands)	24, 2006	25, 2005		24, 2006	25, 2005
Segment Earnings/(Loss):
North American Social Expression Products	$96,180	$96,718		$175,828	$220,841
Intersegment items	(9,527)	(13,617)		(31,595)	(32,314)
Exchange rate adjustment	1,664	1,261		3,882	2,524

Net	88,317 (1)	84,362		148,115 (1)	191,051

International Social Expression Products	5,394	(16,859)		6,410	(12,275)
Exchange rate adjustment	668	(1,995)		772	(1,384)

Net	6,062	(18,854	)(2)	7,182	(13,659	)(2)

Retail Operations	(5,265)	(25,068)		(21,464)	(42,355)
Exchange rate adjustment	213	95		37	(80)

Net	(5,052)	(24,973	)(2)	(21,427)	(42,435	)(2)

AG Interactive	2,249	1,456		5,498	2,271
Exchange rate adjustment	(18)	33		(17)	(21)

Net	2,231	1,489		5,481	2,250

Non-reportable segments	3,250	4,044		6,603	12,002

Unallocated items – net	(27,276)	(22,716)		(74,284)	(73,690)
Exchange rate adjustment	153	84		253	359

Net	(27,123)	(22,632)		(74,031)	(73,331)

Consolidated total	$67,685	$23,436		$71,923	$75,878

(1)	Includes $20.0 million gain on contract terminations associated with retailer consolidations.

(2)	International Social Expression Products and Retail Operations include goodwill impairment charges of $25.3 million and $17.8 million, respectively.

Termination Benefits and Plant Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

During 2007, the Corporation recorded a severance charge of $2.8 million related to certain headcount reductions, primarily in the North American Social Expression Products segment.

During 2006, the Corporation recorded a severance charge of $4.4 million related to the planned Lafayette, Tennessee plant closure and other headcount reductions, primarily in the North American Social Expression Products segment. The plant closed in the second quarter of 2007.

During the nine months ended November 25, 2005, the North American Social Expression Products segment recorded a charge of $5.3 million for shutdown and relocation costs incurred during the period in connection with the Franklin, Tennessee plant closure.

The balance of the severance accrual was $5.7 million, $9.1 million and $5.5 million at November 24, 2006, February 28, 2006 and November 25, 2005, respectively.

Deferred Revenue

Deferred revenue, included in “Other current liabilities” on the Condensed Consolidated Statement of Financial Position, totaled $27.0 million, $28.4 million and $22.4 million at November 24, 2006, February 28, 2006 and November 25, 2005, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

Acquisition

During the second quarter of 2007, the AG Interactive segment acquired an online greeting card business for approximately $21 million. Approximately $15 million was paid in the second quarter and approximately $6 million, recorded in “Accrued liabilities” on the Condensed Consolidated Statement of Financial Position, will be paid in 2008. Cash paid, net of cash acquired, was $11.2 million and is reflected in investing activities in the Condensed Consolidated Statement of Cash Flows. In connection with this acquisition, intangible assets and goodwill of approximately $11 million and $10 million, respectively, were recorded. The allocation of the purchase price has not yet been finalized. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. The pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

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

During the three months ended November 24, 2006, the Corporation recorded an additional pre-tax gain of $5.1 million based on the final closing balance sheet adjustments for the sale of Magnivision. Proceeds of $3.0 million are included in “Cash receipts related to discontinued operations” in the Condensed Consolidated Statement of Cash Flows. The remainder will be received in fiscal 2008. During the three months ended November 25, 2005, a modification of the tax basis of the gain on the sale of Magnivision resulted in a $2.6 million tax benefit.

The Magnivision and South African business units meet the definition of a “component of an entity” and have been accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Corporation’s consolidated financial statements and related notes have been presented to reflect both as discontinued operations for all periods presented. Magnivision was previously included within the Corporation’s “non-reportable segments” and the South African business unit was included within the former “Social Expression Products” segment.

The following summarizes the results of discontinued operations:

	Three Months Ended November		Nine Months Ended November
	24, 2006	25, 2005	24, 2006	25, 2005
Net sales	$—	$6,628	$4,144	$13,026

Pre-tax income (loss) from operations	$—	$1,525	$(703)	$460
Gain on sale	5,100	—	5,784	—

	5,100	1,525	5,081	460
Income tax expense (benefit)	2,000	(2,619)	(120)	(2,627)

Income from discontinued operations, net of tax	$3,100	$4,144	$5,201	$3,087

“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Condensed Consolidated Statement of Financial Position include the following:

(In thousands)	February 28, 2006	November 25, 2005
Assets of businesses held for sale:
Current assets	$11,277	$13,366
Other assets	1,713	5,718
Fixed assets	—	3,803

	$12,990	$22,887

Liabilities of businesses held for sale:
Current liabilities	$3,016	$5,011
Noncurrent liabilities	—	2

	$3,016	$5,013

Note 15 – Subsequent Events

On December 22, 2006, the Corporation entered into an agreement to sell substantially all the assets associated with its candle product lines. The Corporation expects to complete the transaction in mid-January 2007; however, the closing is subject to a number of conditions that are customary for transactions of this nature. This sale reflects the Corporation’s strategy to focus its resources on businesses and product lines closely related to its core social expression business. If the transaction closes in the fourth quarter, the Corporation expects to record a pre-tax loss associated with this asset disposal in the range of $15 million to $17 million during the fourth quarter of 2007.

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

Overview

For the quarter and nine months ended November 24, 2006, our financial results continue to be impacted by the implementation of our strategy to invest in our core greeting card business (“investment in cards strategy”) and scan-based trading (“SBT”) implementations. As we noted in our 2006 Annual Report on Form 10-K, we estimated that we would spend at least $100 million over the next two years for these initiatives, including approximately $75 million in the current year. These activities have significantly reduced our sales and operating earnings during 2007. For the third quarter, actions related to the investment in cards strategy decreased net sales and pre-tax income by approximately $10 million and $13 million, respectively. SBT implementations had minimal impact on net sales and pre-tax income during the third quarter.

For the nine month period, net sales were reduced approximately $23 million for actions related to our investment in cards strategy and approximately $14 million for SBT implementations. Pre-tax income was approximately $44 million lower in the current nine months due to actions related to our investment in cards strategy and SBT implementations.

We anticipate that we will approach our original 2007 estimate of $75 million for combined expenditure for the investment in cards strategy and SBT implementations. However, reaching that estimate will depend on our ability to finalize arrangements with current retail partners.

Overall, net sales for the quarter were lower than in the prior year quarter. In addition to the impact of the investment in cards strategy, sales of our gift packaging products declined significantly due to a focus in the business on profitable customer relationships and an ongoing shift by some retailers to direct sourcing.

In our AG Interactive business, the online product group continued to show sales growth from both advertising and subscriptions. The improvement in subscription revenue is the result of both ongoing business operations and the acquisition of an online greeting card business during the second quarter. This increase was partially offset by lower sales in the mobile product group due to reduced offerings.

On March 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payments,” using the “modified prospective”

transition method. As a result, stock-based compensation expense recognized during the nine months ended November 24, 2006 was $6.1 million and is included in “Administrative and general” expenses on the Condensed Consolidated Statement of Income, including $1.9 million during the third quarter.

During the third quarter, we recorded a gain of $20.0 million as a result of retailer consolidations, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments. We expect to realize a cash benefit of approximately $60 million during the fourth fiscal quarter of 2007 as a result of the above transactions.

The effective tax rate for the current quarter reflects a net favorable effect of discrete items in the period as well as permanent differences from the statutory rate. The discrete events, totaling approximately $2 million, were primarily composed of a return to provision adjustment and prior year amended return deductions. The permanent items related primarily to non-taxable income from life insurance proceeds and tax-exempt interest.

Net income in the current quarter improved to $49.7 million compared to $12.9 million in the prior year quarter. The current year quarter included the $20.0 million gain from the contractual terminations while the prior year quarter included a goodwill impairment charge of $43.2 million related to our Retail Operations segment and Australian operating unit.

During the current year third quarter, we settled the purchase price dispute related to the fiscal 2005 Magnivision sale and recorded an after-tax gain of $3.1 million. This gain is included in “Income from discontinued operations, net of tax” in the Condensed Consolidated Statement of Income.

In the prior year, AG Interactive changed its fiscal year-end from December 31 to February 28/29. As a result, the nine months ended November 25, 2005 included eleven months of AG Interactive’s operations.

Results of Operations

Three months ended November 24, 2006 and November 25, 2005

Net income was $49.7 million, or $0.83 per share, in the quarter compared to net income of $12.9 million, or $0.19 per share, in the prior year third quarter (all per-share amounts assume dilution).

Our results for the three months ended November 24, 2006 and November 25, 2005 are summarized below:

(Dollars in thousands)	2006	% Net Sales	2005	% Net Sales
Net sales	$512,239	100.0%	$551,991	100.0%
Material, labor and other production costs	245,355	47.9%	274,235	49.7%
Selling, distribution and marketing	159,192	31.1%	165,124	29.9%
Administrative and general	65,849	12.9%	57,438	10.4%
Goodwill impairment	—	0.0%	43,153	7.8%
Interest expense	6,951	1.3%	8,401	1.5%
Other income – net	(32,793)	(6.4)%	(19,796)	(3.6)%

	444,554	86.8%	528,555	95.7%

Income from continuing operations before income tax expense	67,685	13.2%	23,436	4.3%
Income tax expense	21,078	4.1%	14,653	2.7%

Income from continuing operations	46,607	9.1%	8,783	1.6%
Income from discontinued operations, net of tax	3,100	0.6%	4,144	0.7%

Net income	$49,707	9.7%	$12,927	2.3%

For the three months ended November 24, 2006, consolidated net sales were $512.2 million, down from $552.0 million in the prior year third quarter. This 7.2% or approximately $40 million decrease was primarily the result of lower sales in our North American Social Expression Products segment of approximately $46 million and our Retail Operations segment of approximately $2 million. These decreases were partially offset by favorable foreign currency translation impacts of approximately $6 million.

Net sales of our North American Social Expression Products segment decreased approximately $46 million. The majority of the decrease was from a significant decline in gift packaging sales, which were down approximately $30 million from the prior year third quarter. The decrease in gift packaging was driven primarily by our effort to focus on eliminating lower margin sales and an ongoing shift by some retailers to direct sourcing. Approximately $10 million of the decrease was due to the implementation of our investment in cards strategy.

Our Retail Operations segment was down approximately $2 million, or 5.7%, as favorable same-store sales of 1.3% were more than offset by the decrease in store doors of approximately 7%.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended November 24, 2006 and November 25, 2005 are summarized below:

	Increase (Decrease) From Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2006	2005	2006	2005	2006	2005
Unit volume	(4.2)%	0.4%	(23.4)%	(13.7)%	(9.7)%	(4.1)%
Selling prices	2.1%	2.0%	15.0%	2.4%	5.3%	2.2%
Overall increase/(decrease)	(2.2)%	2.3%	(11.9)%	(11.7)%	(5.0)%	(2.0)%

During the third quarter, combined everyday and seasonal greeting card sales less returns fell 5.0% compared to the prior year quarter.

Seasonal card unit volume decreased 23.4% in the current quarter. Approximately three-fourths of the decrease is related to Christmas and the remainder is due to Fall. Of the Christmas shortfall, approximately 60% is related to customers that implemented SBT subsequent to the prior year third quarter. As noted in previous filings, the implementation of SBT impacts the timing of sales with these customers compared to the prior year. Related to these customers, we expect a recovery during the fourth quarter. The remaining Christmas decline is split relatively evenly between the North American and United Kingdom (“U.K.”) business units. Seasonal selling prices increased 15.0% compared to the prior year quarter. Substantially all of this increase is due to SBT timing based on both the customer and product mix included in the SBT implementations subsequent to the prior year third quarter. We expect the impact of this substantial increase in pricing to mostly reverse during the fourth quarter.

Everyday card unit volume was down 4.2% compared to the prior year. This decline was split between our North American business due to the impact of the investment in cards strategy and our U.K. business where we continue to experience a challenging retail environment.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended November 24, 2006 were $245.4 million, a decrease from $274.2 million for the comparable period in the prior year. As a percentage of net sales, these costs were 47.9% in the current period compared to 49.7% for the three months ended November 25, 2005. The $28.8 million decrease from the prior year period is due to favorable volume variances of approximately $20 million due to the lower sales volume in the current period, favorable product and business mix of approximately $5 million and lower supply chain and manufacturing costs of approximately $6 million. The prior year quarter included higher costs due to production inefficiencies associated with consolidation of our gift packaging facilities during that period. Product and business mix favorably impacted MLOPC as less sales of lower margin product, including gift packaging products, improved gross margins. These reductions were partially offset by unfavorable foreign currency translation impacts of approximately $3 million.

Selling, distribution and marketing costs for the three months ended November 24, 2006 were $159.2 million, decreasing from $165.1 million for the comparable period in the prior year. The decrease of $5.9 million is due primarily to reduced distribution expenses of approximately $4 million. Also contributing to the improvement was the Retail Operations’ asset impairment charge of approximately $2 million recorded in the prior year.

Administrative and general expenses were $65.8 million for the three months ended November 24, 2006, an increase from $57.4 million for the three months ended November 25, 2005. The increase of $8.4 million is attributable to increased severance charges of approximately $3 million (partially due to a credit recorded in the prior quarter) and payroll and benefits related expenses of approximately $3 million. We recorded approximately $2 million of stock-based compensation expense in the current quarter in accordance with SFAS 123R.

A goodwill impairment charge of $43.2 million was recorded during the three months ended November 25, 2005 as indicators emerged during that period that led management to conclude that an impairment test was required. As a result, one reporting unit in the International Social Expression Products segment, located in Australia, recorded $25.3 million for impairment while the Retail Operations segment recorded $17.8 million. These amounts represented all of the goodwill of these entities.

Interest expense for the three months ended November 24, 2006 was $7.0 million, a decrease from $8.4 million for the prior year quarter. The decrease of $1.4 million is attributable to $7.2 million of interest savings associated with the reduced debt levels for the 6.10% senior notes and the 7.00% convertible subordinated notes partially offset by $5.2 million of interest expense on the new 7.375% senior notes and borrowings under the revolving credit facility. There were no borrowings under the credit facility in the prior year period. Increased commitment fees of $0.7 million associated with the new credit facility also offset the savings from the reduced debt levels.

Other income – net was $32.8 million for the three months ended November 24, 2006, an increase from $19.8 million for the comparable period in the prior year. The increase of $13.0 million is principally related to a gain of $20.0 million related to terminations of long-term supply agreements associated with retailer consolidations partially offset by reduced royalty income of approximately $2 million, a decrease in interest income of approximately $2 million (due to our reduced cash and short-term investment balances) and a swing of approximately $3 million from a gain on disposal of assets in the prior year quarter to a loss in the current period.

The effective tax rate on income from continuing operations was 31.1% and 62.5% for the three months ended November 24, 2006 and November 25, 2005, respectively. The current year rate was impacted by both discrete items as well as permanent differences from the statutory rate. The discrete events, totaling approximately $2 million, were primarily composed of a return to provision adjustment and prior year amended return deductions. The permanent items related primarily to non-taxable income from life insurance proceeds and tax-exempt interest. The prior year rate was higher primarily due to the lack of tax benefit associated with the non-deductibility for tax purposes of significant portions of the goodwill impairment charges.

Income from discontinued operations for the three months ended November 24, 2006 resulted from recording a pre-tax gain of $5.1 million ($3.1 million after tax) based on the closing balance sheet adjustments for the sale of Magnivision. For the three months ended November 25, 2005, income from discontinued operations was the result of a modification of the tax basis of the gain on the sale of Magnivision resulting in a $2.6 million tax benefit as well as $1.5 million of income from operations from our South African business.

Results of Operations

Nine months ended November 24, 2006 and November 25, 2005

Net income was $54.6 million, or $0.88 per share, for the nine months compared to $42.6 million, or $0.60 per share, in the prior year period.

Our results for the nine months ended November 24, 2006 and November 25, 2005 are summarized below:

(Dollars in thousands)	2006	% Net Sales	2005	% Net Sales
Net sales	$1,278,885	100.0%	$1,376,425	100.0%
Material, labor and other production costs	595,869	46.6%	627,236	45.6%
Selling, distribution and marketing	455,800	35.6%	464,904	33.8%
Administrative and general	185,351	14.5%	178,452	13.0%
Goodwill impairment	—	0.0%	43,153	3.1%
Interest expense	27,024	2.1%	26,664	1.9%
Other income – net	(57,082)	(4.4)%	(39,862)	(2.9)%

	1,206,962	94.4%	1,300,547	94.5%

Income from continuing operations before income tax expense	71,923	5.6%	75,878	5.5%
Income tax expense	22,523	1.7%	36,383	2.6%

Income from continuing operations	49,400	3.9%	39,495	2.9%
Income from discontinued operations, net of tax	5,201	0.4%	3,087	0.2%

Net income	$54,601	4.3%	$42,582	3.1%

For the nine months ended November 24, 2006, consolidated net sales were $1,278.9 million, down from $1,376.4 million in the prior year nine months. This 7.1% or $97.5 million decrease was primarily the result of lower sales in our North American Social Expression Products segment of approximately $94 million, AG Interactive of approximately $6 million and our Retail Operations segment of approximately $7 million. Favorable foreign currency translation increased net sales by approximately $10 million.

Net sales of our North American Social Expression Products segment decreased approximately $94 million. Of this amount, approximately $23 million was due to the implementation of our investment in cards strategy and approximately $14 million resulted from SBT implementations. A significant decline in gift packaging sales of approximately $30 million also contributed to the reduced sales level in the current period. The remaining decrease was from lower sales of party goods, ornaments and Christmas boxed cards.

The reduction in AG Interactive’s net sales was due to the additional two months included in the prior period as a result of the change in fiscal year-ends partially offset by growth in the online product group. The additional two months in the prior year added approximately $11 million to net sales. Growth in both advertising and subscription revenue in the online product group added approximately $6 million to net sales in the current period as well as an increase of $2 million in sales due to the second quarter acquisition. The increased sales were offset by a decline in mobile product sales of approximately $3 million due to reduced offerings.

Our Retail Operations segment was down approximately $7 million, or 5.7%, as favorable same-store sales of 1.0% were more than offset by the decrease in store doors of approximately 7%.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the nine months ended November 24, 2006 and November 25, 2005 are summarized below:

	Increase (Decrease) From Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2006	2005	2006	2005	2006	2005
Unit volume	(12.2)%	(0.9)%	(9.4)%	(4.4)%	(11.5)%	(1.8)%
Selling prices	7.0%	0.7%	7.5%	2.9%	7.2%	1.2%
Overall increase/(decrease)	(6.1)%	(0.2)%	(2.6)%	(1.6)%	(5.1)%	(0.6)%

For the nine month period, combined everyday and seasonal greeting card sales less returns fell 5.1% compared to the prior year period. Approximately 27% of this decrease was the result of the SBT buybacks during the period.

Everyday card unit volume, down 12.2%, and selling prices, up 7.0%, were significantly impacted during the nine month period by the SBT buybacks. Approximately 45% of the decrease in everyday card unit volume and approximately 61% of the increase in selling prices was the direct result of the product mix of the SBT buybacks. The remaining everyday card sales less returns decreased 4.2%, including a decline in unit volume of 6.7% and an increase in selling prices of 2.7%. Unit volume was down across all business units. Selling prices increased due to a richer mix within the non-value line of cards and lower overall mix of value line cards compared to the prior year period.

Seasonal card unit volume decreased 9.4% compared to the prior year nine months. Approximately three-fourths of the decrease is related to Christmas and the remainder is due to Fall and Graduation. Of the Christmas shortfall, approximately 60% is related to customers that implemented SBT subsequent to the prior year third quarter. As noted in previous filings, the implementation of SBT impacts the timing of sales with these customers compared to the prior year. Related to these customers, we expect a recovery during the fourth quarter. The remaining decrease is split relatively evenly between the North American and U.K. business units. Seasonal selling prices increased 7.5% compared to the prior year nine months. Approximately half of this increase is due to SBT timing. We expect the impact of this increase in pricing to reverse during the fourth quarter. The remaining increase in selling prices is due to a change in the mix of Easter and Graduation cards to higher priced product.

Expense Overview

MLOPC for the nine months ended November 24, 2006 were $595.9 million, a decrease from $627.2 million for the comparable period in the prior year. As a percentage of net sales, these costs were 46.6% in the current period compared to 45.6% for the nine months ended November 25, 2005. The $31.3 million decrease from the prior year is due to favorable volume variances of approximately $44 million due to the lower sales volume in the current period partially offset by unfavorable product and business mix of approximately $9 million and unfavorable spending of approximately $4 million. The unfavorable spend is attributable to higher inventory and SBT scrap costs of approximately $4 million and increased creative content costs of approximately $4 million partially offset by favorable plant operating costs due to efficiencies realized from prior year facility consolidations.

Selling, distribution and marketing expenses for the nine months ended November 24, 2006 were $455.8 million, decreasing from $464.9 million for the comparable period in the prior year. The decrease of $9.1 million is due primarily to a reduction of approximately $5 million in AG Interactive’s expenses as the prior year period included an additional two months of activity as well as integration costs for the fiscal 2005 acquisitions. A reduction in lease costs and store expenses of approximately $5 million in our Retail Operations segment further reduced expenses in the current period due to fewer stores and approximately $2 million for prior year fixed asset impairments relating to this segment. In addition, freight expenses were approximately $4 million less in the current year. Partially offsetting these reductions was an increase in field sales expenses of approximately $2 million and unfavorable foreign currency translation impacts of approximately $4 million.

Administrative and general expenses were $185.4 million for the nine months ended November 24, 2006, an increase from $178.5 million for the nine months ended November 25, 2005. The increase of $6.9 million is due primarily to stock-based compensation expense of approximately $6 million in the current period in accordance with SFAS 123R. Increases in payroll and benefits related expenses of approximately $6 million, severance charges of approximately $3 million and non-income related business taxes of approximately $2 million were partially offset by reduced information technology related expenses of approximately $4 million, profit-sharing plan expense of approximately $4 million and bad debt expense of approximately $2 million (due primarily to recoveries recorded in the current period).

A goodwill impairment charge of $43.2 million was recorded in the prior year as indicators emerged during that period that led management to conclude that an impairment test was required. As a result, one reporting unit in the International Social Expression Products segment, located in Australia, recorded $25.3 million for impairment while the Retail Operations segment recorded $17.8 million. These amounts represented all of the goodwill of these entities.

Interest expense for the nine months ended November 24, 2006 was $27.0 million, an increase from $26.7 million for the prior year period. The increase of $0.3 million is attributable to $5.1 million of expense related to the early retirement of substantially all of our 6.10% senior notes including the consent payment, fees paid and the write-off of deferred financing costs. Expenses associated with both our new and old credit facilities were $2.7 million higher, which is attributable to increased commitment fees due to the level of available financing under the new facility and the write-off of $1.0 million of deferred financing costs from the old facility that was terminated in April 2006. Additionally, interest expense increased $8.9 million due to the new 7.375% senior notes and borrowings under the revolving credit facility and $0.4 million due to increased amortization of fees for the 7.00% convertible subordinated notes. These amounts were partially offset by $2.4 million for the net gain recognized on the interest rate derivative entered into and settled during the three months ended May 26, 2006, interest savings of $13.2 million attributable to the reduced debt levels for the 6.10% senior notes and the 7.00% convertible subordinated notes and $1.3 million for prior period expenses for the retirement of the remaining $10.2 million of our 11.75% senior subordinated notes.

Other income – net was $57.1 million for the nine months ended November 24, 2006, an increase from $39.9 million for the comparable period in the prior year. The increase of $17.2 million is attributable to a gain of $20.0 million related to terminations of long-term supply agreements associated with retailer consolidations partially offset by lower royalty income of approximately $2 million and a swing of approximately $1 million from a gain on disposal of assets to a loss in the current period.

The effective tax rate on income from continuing operations was 31.3% and 47.9% for the nine months ended November 24, 2006 and November 25, 2005, respectively. The current year rate was impacted by both discrete items as well as permanent differences from the statutory rate. The discrete events, totaling approximately $2 million, were primarily composed of a return to provision adjustment and prior year amended return deductions. The permanent items related primarily to non-taxable income from life insurance proceeds and tax-exempt interest. The prior period’s rate was negatively impacted by the lack of tax benefit associated with the non-deductibility for tax purposes of significant portions of the goodwill impairment charges.

Income from discontinued operations for the nine months ended November 24, 2006 resulted from recording a pre-tax gain of $5.1 million ($3.1 million after tax) based on the closing balance sheet adjustments for the sale of Magnivision. The pre-tax gain of $0.7 million on the sale of our South African business offset the pre-tax loss on operations from that unit. A tax benefit of $2.1 million on the South African sale was recorded during the current nine months. For the nine months ended November 25, 2005, income from discontinued operations was the result of a modification of the tax basis of the gain on the sale of Magnivision resulting in a $2.6 million tax benefit as well as $0.5 million of income from operations of the South African business.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At November 24, 2006, we owned and operated 496 card and gift retail stores in the United States and Canada through our Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from our North American Social Expression Products segment as well as products purchased from other vendors. AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.

We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	24, 2006	25, 2005		24, 2006	25, 2005
Net sales	$352,556	$398,391	(11.5)%	$851,242	$945,516	(10.0)%
Segment earnings	86,653	83,101	4.3%	144,233	188,527	(23.5)%

Net sales of our North American Social Expression Products segment for the three months ended November 24, 2006, excluding the impact of foreign exchange and intersegment items, decreased $45.8 million or 11.5% from the prior year quarter. The implementation of our investment in cards strategy reduced net sales by approximately $10 million while the SBT conversion had minimal impact during the period. The remaining decrease was attributable to a significant decline in gift packaging sales of approximately $30 million due to our effort to focus on eliminating lower margin sales and an ongoing shift by some retailers to direct sourcing. For the nine months ended November 24, 2006, net sales decreased $94.3 million or 10.0% from the prior year nine months. The implementation of our investment in cards strategy and SBT conversions reduced net sales by approximately $23 million and $14 million, respectively, during the period. The remaining decrease was from the decline in gift packaging sales of approximately $30 million as well as lower sales of party goods, ornaments and Christmas boxed cards.

Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $3.6 million or 4.3% compared to the prior year third quarter. The impact of the investment in cards strategy decreased segment earnings by approximately $13 million with minimal impact resulting from SBT conversions compared to the prior year quarter. The decline in sales was partially offset by favorable volume variances, lower plant operating costs and reduced freight expenses. For the nine months ended November 24, 2006, segment earnings decreased $44.3 million or 23.5% compared to the nine months ended November 25, 2005. The combined impact of the investment in cards strategy and SBT implementations decreased segment earnings by approximately $42 million compared to the prior year nine months. The decrease in sales also contributed to the lower segment earnings in the current year period. Segment earnings in both the three and nine months ended November 24, 2006 benefited from the $20.0 million gain related to terminations of long-term supply agreements associated with retailer consolidations.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	24, 2006	25, 2005		24, 2006	25, 2005
Net sales	$73,763	$75,621	(2.5)%	$186,765	$188,096	(0.7)%
Segment earnings (loss)	5,394	(16,859)	132.0%	6,410	(12,275)	152.2%

Net sales of our International Social Expression Products segment, excluding the impact of foreign exchange, decreased $1.9 million, or 2.5%, compared to the prior year quarter. This decrease was due to a decline in the U.K. due to lower everyday cards and seasonal cards and accessories, primarily Christmas. Net sales for the nine months ended November 24, 2006, decreased $1.3 million, or 0.7%, from the prior year nine months. This decrease was due to decreased everyday card sales, partially offset by an increase in seasonal cards.

Segment earnings for the three months ended November 24, 2006, excluding the impact of foreign exchange, increased $22.3 million compared to the three months ended November 25, 2005. This increase is due primarily to the impairment of goodwill of approximately $25 million in Australia in the prior year period. Segment earnings for the nine months ended November 24, 2006, increased $18.7 million compared to the prior year period. The increase is primarily due to the goodwill impairment charge in the prior period partially offset by higher operating costs in the U.K.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	24, 2006	25, 2005		24, 2006	25, 2005
Net sales	$39,205	$41,556	(5.7)%	$116,430	$123,501	(5.7)%
Segment loss	(5,265)	(25,068)	79.0%	(21,464)	(42,355)	49.3%

Net sales, excluding the impact of foreign exchange, in our Retail Operations segment decreased $2.4 million or 5.7% for the three months ended November 24, 2006, compared to the prior year period due to the impact from fewer store doors of approximately $3 million offsetting an increase in same-store sales of 1.3%. For the nine months ended November 24, 2006, net sales decreased $7.1 million compared to the prior year period as favorable same-store sales of 1.0% were more than offset by the reduction in store doors. The average number of stores was approximately 7% less than in the prior year period, which accounted for approximately $8 million of the decrease in net sales.

Segment earnings, excluding the impact of foreign exchange, was a loss of $5.3 million in the three months ended November 24, 2006, compared to a loss of $25.1 million in the three months ended November 25, 2005. The segment loss in the prior year included the goodwill impairment charge of approximately $18 million and the fixed asset impairment charge of approximately $2 million. For the nine months ended November 24, 2006, segment earnings was a loss of $21.5 million compared to a loss of $42.4 million in the prior year period. The improvement is attributable to the prior year fixed asset and goodwill impairment charges. In both the three and nine month periods, volume related shortfalls in sales were substantially offset by reduced store expenses.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	24, 2006	25, 2005		24, 2006	25, 2005
Net sales	$21,663	$20,271	6.9%	$62,069	$67,901	(8.6)%
Segment earnings	2,249	1,456	54.5%	5,498	2,271	142.1%

For 2006, AG Interactive changed its fiscal year-end from December 31 to February 28/29. As a result, the nine months ended November 25, 2005 included eleven months of AG Interactive’s operations.

Net sales of AG Interactive for the three months ended November 24, 2006, excluding the impact of foreign exchange, increased $1.4 million compared to the prior year third quarter. The increase is primarily due to the online greeting card acquisition during the second quarter. Growth in advertising and subscription revenue in the online product group was substantially offset by lower sales in the mobile product group due to reduced offerings. For the nine months ended November 24, 2006, net sales decreased $5.8 million compared to the nine months ended November 25, 2005. This decrease is primarily due to approximately $11 million of net sales associated with the additional two months of activity in the prior year period. The decrease due to the change in fiscal year-ends was partially offset by advertising and subscription revenue growth in the online product group, which contributed approximately $6 million to net sales in the current period. The increase in the current nine months attributable to the acquisition (approximately $2 million) was offset by reduced sales in the mobile product group (approximately $3 million) due to less offerings. At the end of the third quarter of 2007, AG Interactive had approximately 3.4 million online paid subscribers versus 2.4 million at the prior year quarter end. Approximately 0.6 million of the increase in subscribers is due to the second quarter acquisition.

Segment earnings, excluding the impact of foreign exchange, increased by $0.8 million for the quarter ended November 24, 2006, compared to the prior year period. For the nine months ended November 24, 2006, segment earnings increased $3.2 million compared to the prior year nine months. For both periods, the improvement is attributable to the prior year periods including costs associated with the fiscal 2005 acquisitions, higher technology costs and the costs of new business initiatives. The additional two months of activity in the prior year period had no significant impact on segment earnings.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position as of November 25, 2005, has been included.

Operating Activities

Operating activities used $11.3 million of cash during the nine months ended November 24, 2006, compared to cash provided of $4.7 million in the prior year period.

Other non-cash charges were $9.2 million for the nine months ended November 24, 2006, compared to $5.1 million in the prior year period. This increase is primarily related to the stock-based compensation expense of $6.1 million recorded during the current period and the write-off of deferred financing fees associated with our old credit facility.

Accounts receivable used $87.7 million of cash from February 28, 2006, compared to using cash of $137.1 million during the nine months ended November 25, 2005. As a percentage of the prior twelve months’ net sales, net accounts receivable were 13.2% at November 24, 2006, compared to 16.6% at November 25, 2005. This improvement is primarily driven by our sales shortfall, primarily in our gift packaging product line, and additional customers moving to the SBT business model. In general, customers on the SBT business model tend to have shorter payment terms than non-SBT customers.

Inventory was a use of $26.7 million from February 28, 2006, compared to a use of $39.1 million in the prior year period. The reduced usage in the current period is related to less inventory production as we anticipated lower sales in 2007 compared to the prior year, primarily associated with our gift packaging products.

Other current assets used $96.3 million of cash from February 28, 2006, compared to providing $9.1 million in the prior year nine months. This increase is due to a receivable of approximately $90 million recorded as part of the termination of several long-term supply agreements. We expect to receive approximately $60 million in the fourth quarter of 2007 and substantially the entire remaining amount during 2008.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. However, for the nine months ended November 24, 2006, deferred costs – net also includes the impact of a $76 million write-off of deferred contract costs associated with retailer consolidations that resulted in the termination of several long-term supply agreements. Net of this write-off, amortization exceeded payments by approximately $34 million during the nine months ended November 24, 2006 and amortization exceeded payments by approximately $57 million in the nine months ended November 25, 2005. See Note 9 to the condensed consolidated financial statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities was a use of $6.7 million during the nine months ended November 24, 2006, compared to a use of $10.8 million in the prior year period. The change from the prior year is due primarily to the change in profit-sharing payments and accruals during the respective periods.

Investing Activities

Investing activities provided $181.3 million of cash during the nine months ended November 24, 2006, compared to using $24.7 million in the prior year period. The source of cash in the current year is primarily related to sales of short-term investments exceeding purchases. Short-term investments decreased from $208.7 million at February 28, 2006 to zero at November 24, 2006. This source of cash was partially offset by a use of cash of $29.6 million for capital expenditures during the period.

Financing Activities

Financing activities used $301.5 million of cash during the nine months ended November 24, 2006, compared to $151.2 million during the nine months ended November 25, 2005. The current year amount relates primarily to our debt activities in the period. We retired $277.3 million of our 6.10% senior unsecured notes and issued $200.0 million of 7.375% senior unsecured notes and had net borrowings under our revolving credit facility and accounts receivable facility of $142.0 million. We repaid $159.1 million of our 7.00% convertible subordinated notes. We paid $8.3 million of debt issuance costs during the current period for our new credit facility, the 7.375% senior unsecured notes and the exchange offer on our 7.00% convertible subordinated notes. These amounts were deferred and will be amortized over the respective periods of the instruments. Our Class A common share repurchase programs also contributed to the cash used for financing activities in both periods. These repurchases were made through 10b5-1 programs, which are intended to be in compliance with the Securities and Exchange Commission’s Rule 10b-18. During the nine months ended November 24, 2006, $186.1 million was paid to repurchase approximately 8.2 million shares under the repurchase programs, compared to $149.2 million used in the prior year period to repurchase approximately 6.0 million shares.

Our receipt of the exercise price on stock options provided $5.6 million and $26.4 million during the nine months ended November 24, 2006 and November 25, 2005, respectively. In accordance with SFAS 123R, tax benefits associated with share-based payments are classified as financing activities in the Condensed Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous accounting guidance. Prior period amounts, which totaled approximately $5 million for the nine months, were not reclassified.

During the nine months ended November 24, 2006 and November 25, 2005, we paid quarterly dividends of $0.08 per common share, which totaled $13.9 million and $16.1 million, respectively.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $800 million at November 24, 2006. This included our $650 million senior secured credit facility and our $150 million accounts receivable securitization facility. We borrowed $60.0 million under our credit facility and had $82.0 million outstanding under the accounts receivable securitization facility at November 24, 2006. We have continued to borrow on a short-term basis in the ordinary course of business under our revolving credit facility and accounts receivable securitization agreement subsequent to November 24, 2006.

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

Revolving loans denominated in U.S. dollars under the new credit agreement will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate (“LIBOR”) or the alternate base rate (“ABR”), as defined in the credit agreement, in each case, plus margins adjusted according to our leverage ratio. Term loans will bear interest at a rate per annum based on either LIBOR plus 150 basis points or based on the ABR, as defined in the credit agreement, plus 25 basis points. We pay an annual commitment fee of 25 basis points on the undrawn portion of the revolving credit facility and 62.5 basis points on the undrawn portion of the term loan. Effective November 30, 2006, the commitment fee on the revolving facility fluctuates based on our leverage ratio. The commitment fee on the term loan terminates on April 4, 2007.

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

We are also party to an amended and restated receivables purchase agreement with available financing of up to $150 million. The agreement expires on October 23, 2009. Under the amended and restated receivables purchase agreement, American Greetings and certain of its subsidiaries sell accounts receivable to AGC Funding Corporation (“AGC Funding”), a wholly-owned, consolidated subsidiary of American Greetings, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit. This arrangement is accounted for as a financing transaction.

The interest rate under the accounts receivable securitization facility is based on (i) commercial paper interest rates, (ii) LIBOR rates plus an applicable margin or (iii) a rate that is the higher of the prime rate as announced by the applicable purchaser financial institution or the federal funds rate plus 0.50%. AGC Funding pays an annual commitment fee of 28 basis points on the unfunded portion of the accounts receivable securitization facility, together with customary administrative fees on outstanding letters of credit that have been issued and on outstanding amounts funded under the facility.

The amended and restated receivables purchase agreement contains representations, warranties, covenants and indemnities customary for facilities of this type, including the obligation of American Greetings to maintain the same consolidated leverage ratio as it is required to maintain under its secured credit facility.

On May 24, 2006, we issued $200 million of 7.375% senior unsecured notes, due on June 1, 2016. The proceeds from this issuance were used for the repurchase of our 6.10% senior notes that were tendered in our tender offer and consent solicitation that was completed on May 25, 2006.

On May 25, 2006, we repurchased $277.3 million of our 6.10% senior notes and recorded a charge of $5.1 million for the consent payment and other fees associated with the notes repurchased as well as for the write-off of related deferred financing costs. In conjunction with the tender offer for the 6.10% senior notes, the indenture governing the 6.10% senior notes was amended to eliminate certain restrictive covenants and events of default. The remaining 6.10% senior notes may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

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

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	our ability to successfully implement our strategy to invest in our core greeting card business;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases;

•	our ability to successfully complete, or achieve the desired benefits associated with, dispositions;

•	a weak retail environment;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	competitive terms of sale offered to customers;

•	successful implementation of supply chain improvements and achievement of projected cost savings from those improvements;

•	increases in the cost of material, energy, freight and other production costs;

•	our ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling, and Canadian Dollar;

•	escalation in the cost of providing employee health care;

•	successful integration of acquisitions; and

•	the outcome of any legal claims known or unknown.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended November 24, 2006, we entered into an interest rate derivative designed to offset the interest rate risk related to the forecasted issuance of $200 million of senior indebtedness. The interest rate derivative agreement expired during the quarter ended May 26, 2006. We did not designate this agreement as a hedging instrument pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the change in the fair value of this agreement was recognized currently and included in “Interest expense” in the Condensed Consolidated Statement of Income. We have no derivative financial instruments outstanding as of November 24, 2006.

Also, during the nine months ended November 24, 2006, we significantly modified our debt structure. See “Liquidity and Capital Resources” above for more information.

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2006. Except as described above, there were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2006, the end of our preceding fiscal year, to November 24, 2006, the end of our most recent fiscal quarter.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended February 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended November 24, 2006.

Period	Total Number of Shares Repurchased		Average Price Paid per Share			Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
September 2006	Class A – 1,375,000 Class B – 1,716	(1)	$ $	24.26 25.04	(2)	1,375,000 —	(3)	$15,463,597
October 2006	Class A – 653,221 Class B – 868	(1)	$ $	23.67 24.26	(2)	653,221 —	(3)	$—
November 2006	Class A – 1,200,000 Class B – —			$23.89 —	(2)	1,200,000 —	(4)	$71,327,362
Total	Class A – 3,228,221 Class B – 2,584	(1)				3,228,221 —	(3)(4)

(1)	There is no public market for our Class B common shares. Pursuant to our Amended Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On February 1, 2006, American Greetings announced that its Board of Directors authorized a program to repurchase up to $200 million of its Class A common shares. There was no set expiration date for this repurchase program and these repurchases were made through a 10b5-1 program in open market or privately negotiated transactions which were intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. This program was completed in October 2006.
(4)	On October 26, 2006, upon completion of the $200 million repurchase plan beginning February 1, 2006, American Greetings announced that its Board of Directors authorized another program to repurchase up to $100 million of its Class A common shares. There is no set expiration date for this repurchase program and these repurchases are made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone Vice President, Corporate Controller, and Chief Accounting Officer *

January 3, 2007

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)