Form 10-K
period 2007-02-28
AMERICAN GREETINGS CORP
filed 2007-04-30
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES  ☐    NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, August 25, 2006— $1,390,854,661 (affiliates, for this purpose, have been deemed to be directors, executive officers and certain significant shareholders).

Number of shares outstanding as of April 23, 2007:

CLASS A COMMON—50,874,251

CLASS B COMMON—4,282,919

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

OVERVIEW

Founded in 1906, American Greetings operates predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, party goods, stationery and giftware are manufactured or sold by us in North America, including the United States, Canada and Mexico, and throughout the world, primarily in the United Kingdom, Australia and New Zealand. In addition, our subsidiary, AG Interactive, Inc., distributes social expression products, including e-mail greetings, personalized printable greeting cards and a broad range of graphics, through a variety of digital and other electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. Design licensing is done primarily by our subsidiary AGC, Inc. and character licensing is done primarily by our subsidiaries, Those Characters From Cleveland, Inc. and Cloudco, Inc. Our A.G. Industries, Inc. subsidiary manufactures custom display fixtures for our products and products of others. As of February 28, 2007, we also owned and operated 436 card and gift retail stores throughout North America.

Our fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2007 refers to the year ended February 28, 2007.

PRODUCTS

American Greetings creates, manufactures and distributes social expression products including greeting cards, gift wrap, party goods, calendars and stationery as well as custom display fixtures. Our major domestic greeting card brands are American Greetings, Carlton Cards, and Gibson, and other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, DateWorks calendars and AGI Schutz display fixtures. On-line greeting card offerings and other digital content are available through our subsidiary, AG Interactive, Inc. We also create and license our intellectual properties, such as the “Care Bear” and “Strawberry Shortcake” characters. Information concerning sales by major product classifications is included in Part II, Item 7.

Prior to the sale of our GuildHouse candles product lines on January 16, 2007, we also created, manufactured and distributed candles. Prior to the sale of our Learning Horizons, Inc. subsidiary on March 16, 2007, we also created and distributed supplemental children’s educational products. To further concentrate on children’s animation, in fiscal 2007, we decided to exit our investment in the Hatchery, LLC (50% owned by us), which focuses on entertainment development of a broad spectrum of entertainment properties. For information concerning these discontinued operations, see Note 17 to the Consolidated Financial Statements included in Part II, Item 8.

BUSINESS SEGMENTS

At February 28, 2007, we operated in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

CONCENTRATION OF CREDIT RISKS

Net sales to our five largest customers, which include mass merchandisers and national drug store and supermarket chains, accounted for approximately 37%, 35% and 33% of net sales in 2007, 2006 and 2005, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 17%, 16% and 15% of net sales in 2007, 2006 and 2005, respectively. No other customer accounted for 10% or more of our consolidated net sales.

CONSUMERS

We believe that women purchase more than 80% of all greeting cards sold and that the median age of our consumers is approximately 47. We also believe that 88% of American households purchase greeting cards each year, the average number of greeting cards purchased per transaction is approximately 2.5, and consumers make approximately ten card purchasing trips per year.

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

PRODUCTION AND DISTRIBUTION

In 2007, our channels of distribution continued to be primarily through mass retail, which is comprised of mass merchandisers, chain drug stores and supermarkets. Other major channels of distribution included card and gift retail stores, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). We also sell our products through our card and gift retail stores. As of February 28, 2007, we owned and operated 436 card and gift retail stores in the United States and Canada through our Retail Operations segment, which are primarily located in malls and strip shopping centers. From time to time, we also sell our products to independent, third-party distributors. Our distribution centers are typically located near our manufacturing facilities.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques which allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America and the United Kingdom. We also source products from domestic and foreign third party suppliers. Additionally, information by geographic area is included in Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

Production of our products is generally on a level basis throughout the year. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that have been converted to a scan-based trading model (“SBT”) are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 28, 2007, three of our five largest customers in 2007 conduct business with us under an SBT model. The core of this business model rests with American Greetings owning the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. American Greetings and many of its competitors sell seasonal greeting cards with the right of return. Sales of non-seasonal products are generally sold without the right of return. Sales credits for non-seasonal product are issued at our discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8.

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

EMPLOYEES

At February 28, 2007, we employed approximately 9,400 full-time employees and approximately 19,500 part-time employees which, when jointly considered, equate to approximately 18,800 full-time equivalent employees. Approximately 1,800 of our hourly plant employees are unionized and covered by collective bargaining agreements. The following table sets forth by location the unions representing our domestic employees, together with the expiration date of the applicable governing collective bargaining agreement.

Union	Location	Contract Expiration Date
International Brotherhood of Teamsters	Bardstown, Kentucky;	March 20, 2011
	Kalamazoo, Michigan;	April 30, 2010
	Cleveland, Ohio	March 31, 2010
UNITE-HERE Union	Greeneville, Tennessee (Plus Mark)	October 19, 2008

Other locations with unions are the United Kingdom, Mexico and Australia. We believe that labor relations at each location where we operate have generally been satisfactory.

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

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain an allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to our estimate of its value based upon expected performance. These agreements are accounted for as deferred costs. Losses attributed to these specific events have historically not been material. The balances and movement of the valuation allowance accounts are disclosed on Schedule II of this Annual Report on Form 10-K. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, and the discussion under the “Deferred Costs” heading in the “Critical Accounting Policies” section of Item 7 for further information and discussion of deferred costs.

ENVIRONMENTAL REGULATIONS

Our business is subject to numerous foreign and domestic environmental laws and regulations maintained to protect the environment. These environmental laws and regulations apply to chemical usage, air emissions, wastewater and storm water discharges and other releases into the environment as well as the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous waste. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, these laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities and costs. We have implemented various programs designed to protect the environment and comply with applicable environmental laws and regulations. The costs associated with these compliance and remediation efforts have not and are not expected to have a material adverse effect on our financial condition, cash flows or operating results. In addition, the impact of increasingly stringent environmental laws and regulations, regulatory enforcement activities, the discovery of unknown conditions and third party claims for damages to the environment, real property or persons could also result in additional liabilities and costs in the future.

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

One of our key business strategies has been to gain profitable market share by revamping our core greeting card business over 2007 and the next several years. The majority of the expense associated with this effort was incurred during 2007 in our core greeting card business associated with creative initiatives, process changes and a reduction of certain retailers’ inventory in order to flow future new product changes more quickly. Although we expect the cost of these initiatives will decline in 2008, these expenditures will continue to impact net sales, earnings and cash flows over future periods. The actual amount and timing of the expenditures will depend on the success of the strategy and the schedules of our retail partners. Moreover, our long-term success will depend in part on how well we implement our strategy to revamp the greeting card business and we cannot assure you that this strategy will either increase our revenue or profitability. Even if we are able to implement, to a significant degree, this strategy, we may experience systemic, cultural and operational challenges that may prevent any significant increase in profitability or that may otherwise negatively influence our cash flow. In addition, even if our strategy is successful, our profitability may be adversely affected if consumer demand for lower priced, value cards continues to expand, thereby eroding our average selling prices. Our strategy may also have flaws and may not be successful. For example, we may not be able to anticipate or respond in a timely manner to changing customer demands and preferences for greeting cards. If we misjudge the market, we may significantly overstock unpopular products and be forced to grant significant credits or accept significant returns, which would have a negative impact on our results of operations and cash flow. Conversely, shortages of key items could have a materially adverse impact on our results of operations and financial condition.

We rely on a few mass-market retail customers for a significant portion of our sales.

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers and national drug store and supermarket chains, accounted for approximately 37%, 35% and 33% of net sales for fiscal years 2007, 2006 and 2005, respectively. Approximately 20% of the International Social Expression Products segment’s net sales in 2007 are attributable to one customer. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 17%, 16% and 15% of net sales in 2007, 2006 and 2005, respectively. No other customer accounted for 10% or more of our consolidated net sales. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations and financial condition.

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

There can be no assurance that we will be able to continue to compete successfully in this market or against such competition. If we are unable to introduce new and innovative products that are attractive to our customers and ultimate consumers, or if we are unable to allocate sufficient resources to effectively market and advertise our products to achieve widespread market acceptance, we may not be able to compete effectively, our sales may be adversely affected, we may be required to take certain financial charges, including goodwill impairments, and our results of operations and financial condition could otherwise be adversely affected.

Our business, results of operations and financial condition may be adversely affected by retail consolidations.

With the growing trend toward retail trade consolidation, we are increasingly dependent upon a reduced number of key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, scan-based trading and other conditions. Increased consolidations in the retail industry could result in other changes that could damage our business, such as a loss of customers, decreases in volume and less favorable contractual terms. In addition, as the bargaining strength of our retail customers grows, we may be required to grant greater credits, discounts, allowances and other incentive considerations to these customers. We may not be able to recover the costs of these incentives if the customer does not purchase a sufficient amount of products during the term of its agreement with us, which could materially and adversely affect our business, results of operations and financial condition.

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

We may not be able to grow or profitably maintain our Retail Operations.

We have reduced the number of our retail stores from 542 as of February 28, 2005, to 436 as of February 28, 2007. If we cannot operate our retail stores in locations and formats that attract consumers and increase sales to allow us to earn a reasonable long-term return on capital, we may have to continue closing retail stores. Additional store closings may result in significant costs and associated charges to our earnings. Many of our retail stores are located in shopping malls. Sales at these stores are derived, in part, from the high volume of traffic attributable to mall “anchor” tenants (generally large department stores) and other area attractions, as well as from the continued appeal of malls as shopping destinations. Sales volume related to mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers or from other malls where we do not have stores, or from the closing of anchor department stores. In addition, a decline in the popularity of a particular mall, or a decline in the appeal of mall shopping generally among our target consumers, would adversely affect our business. Our ability to grow or profitably maintain our Retail Operations is dependent on our ability to attract consumers, which will depend in part on our ability to operate stores in desirable formats and locations with capital investment and lease costs that allow us to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. In addition, to the extent that shopping mall owners are not satisfied with the sales volume of our current retail stores, we may lose existing store locations.

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

•	political instability, civil unrest and labor shortages;

•

imposition of new legislation and customs’ regulations relating to imports that may limit the quantity and/or increase the costs of goods which may be imported into the United States from countries in a particular region;

•	currency and foreign exchange risks; and

•	potential delays or disruptions in transportation as well as potential border delays or disruptions.

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

One of our key business strategies has been to gain profitable market share by revamping our greeting card business, which requires significant expenditures, primarily in our core greeting card business. The actual amount and timing of the expenditures will depend on the success of the strategy and the schedules of our retail partners. In addition, we may have additional funding needs during or after that period that are not currently known. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on terms acceptable to management or within limitations that are contained in our current or future financing arrangements. Failure to obtain any necessary additional financing could result in the delay or abandonment of some or all of our plans, negatively impact our ability to make capital expenditures and result in our failure to meet our obligations.

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

Many of our largest customers are mass-market retailers. The mass-market retail channel in the U.S. has experienced significant shifts in market share among competitors in recent years, causing large retailers to experience liquidity problems and file for bankruptcy protection. There is a risk that these key customers will not pay us, or that payment may be delayed because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts and our deferred costs assets. Additionally, our business, results of operations and financial condition could be materially and adversely affected if these mass-market retailers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores they operate.

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

Paper is a significant expense in the production of our greeting cards. Significant increases in paper prices, which have been volatile in past years, or increased costs of other raw materials or energy, such as fuel, may result in declining margins and operating results if market conditions prevent us from passing these increased costs on to our customers through timely price increases on our greeting cards and other social expression products.

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

We are party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. In particular, approximately 1,800 of our employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

Various environmental regulations and risks applicable to a manufacturer and/or distributor of consumer products may require us to take actions, which will adversely affect our results of operations.

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations with respect to chemical usage, air emissions, wastewater and storm water discharges and other releases into the environment as well as the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, we are unable to predict the ultimate cost of compliance with these requirements, which may be significant, or the effect on our operations as these laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities and costs. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have a material and adverse effect on our business, results of operations and financial condition. The impact of environmental laws and regulations, regulatory enforcement activities, the discovery of unknown conditions, and third party claims for damages to the environment, real property or persons could result in additional liabilities and costs in the future.

We may be subject to product liability claims and our products could be subject to involuntary recalls and other actions.

We are subject to regulations by the Consumer Product Safety Commission and other regulatory agencies. Concerns about product safety may lead to a recall of selected products. We have experienced, and in the future may experience, defects or errors in products after their production and sale to customers. Such defects or errors could result in the rejection of our products by consumers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm our business. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Additionally, we may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of our products, absence or cost of insurance and administrative costs associated with recalls could harm our reputation, increase costs or reduce sales.

Acts of nature could result in an increase in the cost of raw materials; other catastrophic events, including earthquakes, could interrupt critical functions and otherwise adversely affect our business and results of operations.

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

Our authorized capital stock consists of Class A common shares and Class B common shares. The economic rights of each class of common shares are identical, but the voting rights differ. Class A common shares are entitled to one vote per share and Class B common shares are entitled to ten votes per share. There is no public trading market for the Class B common shares, which are held by members of the extended family of American Greetings’ founder, officers and directors of American Greetings and their extended family members, family trusts, institutional investors and certain other persons. As of March 31, 2007, Morry Weiss, the Chairman of the Board of Directors, Zev Weiss, the Chief Executive Officer, Jeffrey Weiss, the President and Chief Operating Officer, and Erwin Weiss, the Senior Vice President, Enterprise Resource Planning, together with other members of the Weiss family and certain trusts and foundations established by the Weiss family beneficially owned approximately 79% in the aggregate of our outstanding Class B common shares, which, together with Class A common shares beneficially owned by them, represents approximately 38% of the voting power of our outstanding capital stock. Accordingly, these members of the Weiss family, together with the trusts and foundations established by them, would be able to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation or Code of Regulations, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with your interests. The existence of these levels of ownership concentrated in a few persons makes it less likely that any other shareholder will be able to affect our management or strategic direction. These factors may also have the effect of delaying or preventing a change in our management or voting control or its acquisition by a third party.

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

As of February 28, 2007, we own or lease approximately 11 million square feet of plant, warehouse and office space throughout the world, of which approximately 300,000 square feet are leased. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes as of February 28, 2007, our principal plants and materially important physical properties and identifies as of such date the respective segments that use the properties described. In addition to the following, as of February 28, 2007, our Retail Operations segment owned and operated approximately 436 card and gift retail stores throughout North America. Most of these stores operate on premises that we lease from third parties.

*—Indicates calendar year

	Approximate Square Feet Occupied		Expiration Date of Material Leases*	Principal Activity
Location	Owned	Leased
Cleveland,(1)(3)(4)(5) Ohio	1,700,000			World Headquarters: General offices of North American Greeting Card Division; Plus Mark, Inc.; Carlton Cards Retail, Inc.; Learning Horizons, Inc.; AG Interactive, Inc.; and AGC, Inc.; creation and design of greeting cards, gift wrap, party goods, stationery and giftware; marketing of electronic greetings

Bardstown,(1) Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards

Danville,(1) Kentucky	1,374,000			Distribution of everyday products including greeting cards

Burgaw,(1) North Carolina		59,000	2008	Manufacture of plastic molded party ware

Osceola,(1) Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products

Philadelphia,(1) Mississippi		98,000	2007	Hand finishing of greeting cards

Ripley,(1) Tennessee	165,000			Greeting card printing (lithography)

Kalamazoo,(1) Michigan	602,500			Manufacture and distribution of party goods

Forest City,(5) North Carolina (Two Locations)	498,000			Manufacture of display fixtures and other custom display fixtures by A.G. Industries, Inc.

Greeneville,(1) Tennessee (Two Locations)	1,410,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark, Inc.

Toronto,(1) Ontario, Canada		87,000	2008	General office of Carlton Cards Limited (Canada)

	Approximate Square Feet Occupied		Expiration Date of Material Leases*	Principal Activity
Location	Owned	Leased
Clayton,(2) Australia	208,000			General offices of John Sands companies and manufacture of greeting cards and related products (ceased manufacturing operations as of February 28, 2007)

Dewsbury,(2) England (Two Locations)	394,000			General offices of Carlton Cards Limited (U.K.) and manufacture of greeting cards and related products

Croydon, Hull,(2) Leicester and Oxford, England (Three Locations)	85,000	31,000	2007/2014	Manufacture and distribution of greeting cards and related products

Stafford Park,(2) England (Two Locations)	219,000	29,000	2010	General offices and warehouse for Gibson Hanson Graphics Ltd.

Mexico City,(1) Mexico	89,000			General offices of Carlton Mexico, S.A. de C.V. and distribution of greeting cards and related products

[1]	North American Social Expression Products
[2]	International Social Expression Products
[3]	Retail Operations
[4]	AG Interactive
[5]	Non-reportable

Item 3.	Legal Proceedings

We are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth our executive officers, their ages as of April 30, 2007, and their positions and offices:

Name	Age	Current Position and Office
Morry Weiss	66	Chairman
Zev Weiss	40	Chief Executive Officer
Jeffrey Weiss	43	President and Chief Operating Officer
John S. N. Charlton	61	Senior Vice President, International
Michael L. Goulder	47	Senior Vice President, Executive Supply Chain Officer
Thomas H. Johnston	59	Senior Vice President, Creative/ Merchandising; President, Carlton Cards Retail
Catherine M. Kilbane	44	Senior Vice President, General Counsel and Secretary
William R. Mason	62	Senior Vice President, Wal-Mart Team
Brian T. McGrath	56	Senior Vice President, Human Resources
Stephen J. Smith	43	Senior Vice President and Chief Financial Officer
Erwin Weiss	58	Senior Vice President, Enterprise Resource Planning
Steven S. Willensky	52	Senior Vice President, Executive Sales and Marketing Officer
Joseph B. Cipollone	48	Vice President, Corporate Controller
Josef Mandelbaum	40	CEO—AG Intellectual Properties
Douglas W. Rommel	51	Vice President, Information Services

Morry Weiss and Erwin Weiss are brothers. Jeffrey Weiss and Zev Weiss are the sons of Morry Weiss. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time; provided, however, that the removal of an executive officer would be subject to the terms of their respective employment agreements, if any.

•

Morry Weiss has held various positions with the Corporation since joining in 1961, including most recently Chief Executive Officer of the Corporation from October 1987 until June 2003. Mr. Morry Weiss has been Chairman since February 1992.

•

Zev Weiss has held various positions with the Corporation since joining in 1992, including most recently Executive Vice President from December 2001 until June 2003 when he was named Chief Executive Officer.

•

Jeffrey Weiss has held various positions with the Corporation since joining in 1988, including most recently Executive Vice President, North American Greeting Card Division of the Corporation from March 2000 until June 2003 when he was named President and Chief Operating Officer.

•

John S. N. Charlton was Managing Director of UK Greetings Ltd. (a wholly-owned subsidiary of American Greetings which owns certain of our operating subsidiaries in the United Kingdom) from 1998 until becoming Senior Vice President, International in October 2000.

•

Michael L. Goulder was a Vice President in the management consulting firm of Booz Allen Hamilton from October 1998 until September 2002. He became a Senior Vice President of the Corporation in November 2002 and is currently the Senior Vice President, Executive Supply Chain Officer.

•

Thomas H. Johnston was Managing Director of Gruppo, Levey & Co., an investment banking firm focused on the direct marketing and specialty retail industries, from November 2001 until May 2004, when he became Senior Vice President and President of Carlton Cards Retail. Mr. Johnston became Senior Vice President, Creative and Merchandising in December 2004.

•	Catherine M. Kilbane was a partner with the law firm of Baker & Hostetler LLP until becoming Senior Vice President, General Counsel and Secretary in October 2003.

•

William R. Mason has held various positions with the Corporation since joining in 1970, including most recently Senior Vice President, General Sales Manager from June 1991 until becoming Senior Vice President, Wal-Mart Team in September 2002.

•

Brian T. McGrath has held various positions with the Corporation since joining in 1989, including most recently Vice President, Human Resources, from November 1998 until July 2006, when he became Senior Vice President, Human Resources.

•

Stephen J. Smith was Vice President and Treasurer of General Cable Corporation, a wire and cable company, from 1999 until 2002. He became Vice President, Treasurer and Investor Relations of the Corporation in April 2003, and became Senior Vice President and Chief Financial Officer in November 2006.

•

Erwin Weiss has held various positions with the Corporation since joining in 1977, including most recently Senior Vice President, Program Realization from June 2001 to June 2003, and Senior Vice President, Specialty Business from June 2003 until becoming Senior Vice President, Enterprise Resource Planning in February 2007.

•

Steven S. Willensky was President and Chief Executive Officer of Westec Interactive, a provider of interactive security and remote monitoring systems, from 2000 until 2002. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in September 2002.

•

Joseph B. Cipollone has held various positions with the Corporation since joining in 1991, including most recently Executive Director, International Finance from December 1997 until becoming Vice President and Corporate Controller in April 2001.

•

Josef Mandelbaum has held various positions with the Corporation since joining in 1995, including most recently President and Chief Executive Officer of the Corporation’s subsidiary, AG Interactive, Inc. from May 2000 until becoming CEO—AG Intellectual Properties in February 2005, which consists of the Corporation’s AG Interactive, outbound licensing and entertainment businesses.

•

Douglas W. Rommel has held various positions with the Corporation since joining in 1978, including most recently Executive Director of e-business within the Information Services division from July 2000 until becoming the Corporation’s Vice President, Information Services in November 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.    Our Class A common shares are listed on the New York Stock Exchange under the symbol AM. The high and low sales prices, as reported in the New York Stock Exchange listing, for the years ended February 28, 2007 and 2006, were as follows:

	2007		2006
	High	Low	High	Low
1st Quarter	$23.60	$20.55	$26.60	$22.31
2nd Quarter	25.03	20.65	27.16	24.31
3rd Quarter	25.07	22.32	28.02	23.82
4th Quarter	26.00	22.74	26.45	20.32

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

Shareholders.    At February 28, 2007, there were approximately 23,200 holders of Class A common shares and 150 holders of Class B common shares of record and individual participants in security position listings.

Dividends.    The following table sets forth the dividends paid by us in 2007 and 2006.

Dividends per share declared in	2007	2006
1st Quarter	$0.08	$0.08
2nd Quarter	0.08	0.08
3rd Quarter	0.08	0.08
4th Quarter	0.08	0.08

Total	$0.32	$0.32

In April 2007, we announced that the Board of Directors increased our quarterly dividend from $0.08 to $0.10 per share. Although we expect to continue paying dividends, payment of future dividends will be determined by the Board of Directors in light of appropriate business conditions. In addition, our senior secured credit facility restricts our ability to pay shareholder dividends. Our credit facility also contains certain other restrictive covenants that are customary for similar credit arrangements, including covenants relating to financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, repurchases of capital stock, acquisitions and transactions with affiliates. There are also financial covenants that require us to maintain a maximum leverage ratio (consolidated indebtedness minus unrestricted cash over consolidated EBITDA), and a minimum interest coverage ratio (consolidated EBITDA over consolidated interest expense). These restrictions are subject to customary baskets and financial covenant tests. For a further description of the limitations imposed by our senior secured credit facility, see the discussion in Part II, Item 7, under the heading “Liquidity and Capital Resources,” and Note 11 to the Consolidated Financial Statements included in Part II, Item 8.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG

AMERICAN GREETINGS CORPORATION, THE S&P 400 INDEX AND PEER GROUP INDEX

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Class A Common Shares with the cumulative total return of hypothetical investments in the S&P 400 Index and the Peer Group based on the respective market price of each investment at February 28, 2002, February 28, 2003, February 27, 2004, February 28, 2005, February 28, 2006 and February 28, 2007.

	2/02	2/03	2/04	2/05	2/06	2/07
American Greetings	$100	$95	$165	$180	$155	$175
S & P 400	$100	$81	$122	$136	$160	$176
Peer Group*	$100	$102	$145	$164	$155	$175

Source:	Bloomberg L.P.

*Peer Group
Blyth Inc. (BTH)	Fossil Inc. (FOSL)	McCormick & Co.-Non Vtg Shrs (MKC)
Central Garden & Pet Co. (CENT)	Jo-Ann Stores Inc. (JAS)	Scotts Miracle-Gro Co. (The) – CL A (SMG)
CSS Industries Inc. (CSS)	Lancaster Colony Corp. (LANC)	Tupperware Corporation (TUP)

*	Yankee Candle Co., which was in our 2006 peer group, has been excluded because it became a privately held company in fiscal 2007. As a result, there is no longer publicly available market price information for Yankee Candle Co.

The Peer Group Index takes into account companies selling cyclical nondurable consumer goods with the following attributes, among others, that are similar to those of American Greetings: customer demographics, sales, market capitalizations and distribution channels.

Securities Authorized for Issuance Under Equity Compensation Plans.    Please refer to the information set forth under the heading “Equity Compensation Plan Information” included in Item 12 of this Annual Report on Form 10-K.

(b) Not applicable.

(c) The following table provides information with respect to our purchases of our common shares made during the three months ended February 28, 2007.

Period	Total Number of Shares Purchased			Average Price Paid per Share			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 2006	Class A – Class B –	1,648,259 —			$23.79	(2)	1,648,259	(3) —	$32,120,832

January 2007	Class A – Class B –	1,200,000 —			$23.82	(2)	1,200,000	(3) —	$3,532,107

February 2007	Class A – Class B –	146,664 3,243	(1)	$ $	24.08 24.15	(2)	146,664	(3) —	$—

Total	Class A – Class B –	2,994,923 3,243	(1)				2,994,923	(3) —

(1)	There is no public market for our Class B common shares. Pursuant to our Amended Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On October 26, 2006, American Greetings announced that its Board of Directors authorized a program to repurchase up to an additional $100 million of its Class A common shares. There was no set expiration date for this repurchase program and these repurchases were made through a 10b5-1 program in open market or privately negotiated transactions which were intended to be in compliance with the SEC’s Rule 10b-18. This program was completed in January 2007.

Item 6.	Selected Financial Data

Thousands of dollars except share and per share amounts

	2007	2006	2005	2004	2003
Summary of Operations
Net sales	$1,744,603	$1,875,104	$1,871,246	$1,926,470	$1,909,188
Gross profit	917,812	1,028,146	980,340	1,026,998	1,069,456
Goodwill impairment	—	43,153	—	—	—
Interest expense	34,986	35,124	79,397	85,690	78,967
Income from continuing operations	43,265	90,996	67,707	99,236	113,119
(Loss) income from discontinued operations, net of tax	(887)	(6,620)	27,572	5,434	7,987
Net income	42,378	84,376	95,279	104,670	121,106
Earnings per share:
Income from continuing operations	0.75	1.38	0.99	1.49	1.73
(Loss) income from discontinued operations, net of tax	(0.02)	(0.10)	0.40	0.08	0.12
Earnings per share	0.73	1.28	1.39	1.57	1.85
Earnings per share—assuming dilution	0.71	1.16	1.25	1.40	1.63
Cash dividends declared per share	0.32	0.32	0.12	—	—
Fiscal year end market price per share	23.38	20.98	24.63	22.67	13.12
Average number of shares outstanding	57,951,952	65,965,024	68,545,432	66,509,332	65,636,621

Financial Position
Accounts receivable—net	$ 103,992	$ 139,384	$ 179,833	$ 223,101	$ 276,848
Inventories	182,618	213,109	216,255	232,520	263,884
Working capital	426,281	606,763	830,905	819,925	599,925
Total assets	1,778,214	2,218,962	2,524,207	2,475,535	2,574,147
Property, plant and equipment additions	41,726	46,056	47,179	31,526	27,481
Long-term debt	223,915	300,516	486,087	665,835	726,451
Shareholders’ equity	1,012,574	1,220,025	1,386,780	1,267,540	1,077,464
Shareholders’ equity per share	18.37	20.22	20.09	18.79	16.35
Net return on average shareholders’ equity from continuing operations	3.9%	7.0%	5.1%	8.5%	11.4%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Founded in 1906, we are the world’s largest publicly owned creator, manufacturer and distributor of social expression products. Headquartered in Cleveland, Ohio, we employ approximately 18,800 associates around the world and are home to one of the world’s largest creative studios.

Our major domestic greeting card brands are American Greetings, Carlton Cards and Gibson and other domestic products include DesignWare party goods, Plus Mark gift-wrap and boxed cards, DateWorks calendars and AGI Schutz display fixtures. We also create and license our intellectual properties such as the “Care Bear” and “Strawberry Shortcake” characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings and other content for the digital marketplace. As of February 28, 2007, the Retail Operations segment owned and operated 436 card and gift retail stores throughout North America.

Our international operations include wholly owned subsidiaries in the United Kingdom (“U.K.”), Canada, Australia, New Zealand and Mexico, as well as licensees in approximately 50 other countries.

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

We recognized net income of $42.4 million in 2007 compared to $84.4 million in 2006, on net sales of $1.74 billion in 2007 compared to $1.88 billion in 2006.

As 2007 began, we focused on executing the two key operating and financial strategies outlined at the end of last year. Our primary operating strategy focuses on investing in growth through improving our core greeting card business and our principal financial strategy was to optimize our capital structure. In addition, after optimizing our capital structure, we began executing against our goal of improving the return on net capital employed by divesting of businesses and product lines that are not providing adequate returns. Each of these activities impacted our consolidated financial statements during 2007.

During the year, our financial results were impacted by the implementation of our strategy to invest in our core greeting card business (“investment in cards strategy”) and SBT implementations. As we noted in our 2006 Annual Report on Form 10-K, we estimated that we would spend at least $100 million over the next two years for these initiatives, including approximately $75 million in the current year. These activities have significantly reduced our sales and operating earnings during 2007. Net sales were reduced approximately $38 million for actions related to our investment in cards strategy and approximately $21 million for SBT implementations. The investment in cards strategy reduces net sales as credits issued to customers exceed new product shipments. Pre-tax income was approximately $66 million lower in the current year due to actions related to our investment in cards strategy and SBT implementations. Based on our current estimates, we expect the total spend on these two initiatives to approximate the originally planned amount of at least $100 million by the end of 2008.

In executing our financial strategy to optimize our capital structure, we completed a debt restructure and continued to invest in our own stock during 2007. During the year, we retired 90% of our 6.10% senior notes, entered into a new credit agreement and issued $200 million in 7.375% senior notes. During the year, we repurchased 11.1 million of our Class A common shares under our share repurchase programs and avoided issuing approximately 7 million shares through our exchange offer for our 7.00% convertible subordinated notes. Including the convertible debt, we reduced our total debt by approximately $250 million and increased our financial flexibility going forward.

In an effort to improve long-term return on net capital employed and focus on our core social expression business, during the fourth quarter of 2007, we sold our candle product lines and signed an agreement to sell Learning Horizons, our educational products subsidiary. We recognized a pre-tax loss of approximately $16 million in connection with the sale of our candle product lines. We also recognized an after-tax loss of approximately $3 million upon signing an agreement to sell Learning Horizons. This loss was included within discontinued operations. The sale of Learning Horizons was completed during the first quarter of 2008. In addition, we closed 60 underperforming retail stores during the fourth quarter and recorded a pre-tax charge of approximately $7 million.

The decline in consolidated net sales, in addition to the impact of the investment in cards strategy and SBT implementations, was primarily due to our North American Social Expression Products segment, which experienced lower sales of gift packaging products, party goods, everyday cards and seasonal cards. We also had lower sales in our Retail Operations segment, despite positive year over year comparative store sales growth, due to a reduced number of stores. Lower sales in the AG Interactive segment were driven by the $11 million of net sales from the extra two months in the prior year as discussed below and reduced offerings in the mobile product group, partially offset by sales from the acquisition of an online greeting card business during the second quarter of 2007 and growth in the online product group.

The results for the year included an after-tax loss of approximately $1 million from discontinued operations. In addition to Learning Horizons, discontinued operations included the results of The Hatchery, LLC; our South African business unit for which the sale closed in the second quarter of 2007; and Magnivision. An after-tax gain of $3.1 million was recorded in the third quarter based on the final closing balance sheet adjustments for the sale of Magnivision.

The results for 2007 also included a gain of approximately $20 million as a result of retailer consolidations, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments. We received cash of approximately $60 million during the fourth quarter of 2007 as a result of this transaction.

On March 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payments,” using the “modified prospective” transition method. As a result, stock-based compensation expense recognized during 2007 was $7.6 million and is included in “Administrative and general” expenses on the Consolidated Statement of Income.

We also adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective February 28, 2007. The adoption of SFAS No. 158 had no effect on our Consolidated Statement of Income and it will not affect our operating results in subsequent periods. Refer to Note 12 to the Consolidated Financial Statements for a summary of the impact the adoption of SFAS No. 158 had on our Consolidated Statement of Financial Position.

For 2006, AG Interactive changed its fiscal year-end from December 31 to February 28. Due to this change, our results in 2006 included fourteen months of activity for AG Interactive, which added approximately $11 million to net sales for the year with no impact on net income. The prior year also included a pre-tax charge of $43.2 million for the impairment of goodwill in our Retail Operations segment and our Australian business unit.

RESULTS OF OPERATIONS

Comparison of the years ended February 28, 2007 and 2006

In 2007, net income was $42.4 million, or $0.71 per diluted share, compared to net income of $84.4 million, or $1.16 per diluted share, in 2006.

Our results for 2007 and 2006 are summarized below:

(Dollars in thousands)	2007	% Net Sales	2006	% Net Sales
Net sales	$1,744,603	100.0%	$1,875,104	100.0%
Material, labor and other production costs	826,791	47.4%	846,958	45.2%
Selling, distribution and marketing	627,906	36.0%	631,943	33.7%
Administrative and general	251,089	14.4%	242,727	12.9%
Goodwill impairment	—	0.0%	43,153	2.3%
Interest expense	34,986	2.0%	35,124	1.9%
Other income—net	(65,530)	(3.8%)	(64,676)	(3.5%)

	1,675,242	96.0%	1,735,229	92.5%

Income from continuing operations before income tax expense	69,361	4.0%	139,875	7.5%
Income tax expense	26,096	1.5%	48,879	2.6%

Income from continuing operations	43,265	2.5%	90,996	4.9%
Loss from discontinued operations, net of tax	(887)	(0.1%)	(6,620)	(0.4%)

Net income	$42,378	2.4%	$84,376	4.5%

Net Sales Overview

Consolidated net sales in 2007 were $1.74 billion, a decrease of $130.5 million from the prior year. This decrease was primarily the result of lower sales in the North American Social Expression Products segment. Lower sales in our Retail Operations segment, our International Social Expression Products segment and AG Interactive were substantially offset by an increase in our fixtures business and a favorable foreign currency translation impact.

The North American Social Expression Products segment decreased approximately $130 million. Approximately $38 million of the decrease was due to the implementation of our investment in cards strategy and approximately $21 million resulted from SBT implementations during 2007. The remaining decrease was attributable to a significant decline in gift packaging sales of approximately $30 million as well as lower sales of everyday cards, party goods, seasonal cards and ornaments.

The Retail Operations segment decreased approximately $13 million due to fewer stores while our International Social Expression Products segment was down approximately $4 million, primarily in the U.K. These decreases were partially offset by an increase of approximately $8 million in our fixtures business as well as favorable foreign currency of approximately $17 million.

The reduction of approximately $4 million in AG Interactive’s net sales was due to the additional two months included in the prior year as a result of the fiscal year change partially offset by growth in the online product group, including the current year acquisition of an online greeting card business. The additional two months in the prior year added approximately $11 million to net sales in 2006.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2007	2006
Everyday greeting cards	38%	38%
Seasonal greeting cards	21%	22%
Gift packaging	16%	16%
All other products*	25%	24%

*	The “all other products” classification includes giftware, party goods, candles, balloons, calendars, custom display fixtures, stickers, online greeting cards and other digital products.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2007 and 2006 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2007	2006	2007	2006	2007	2006
Unit volume	(10.6%)	(0.2%)	(9.6%)	(4.8%)	(10.3%)	(1.6%)
Selling prices	4.8%	0.9%	5.7%	5.2%	5.1%	2.2%
Overall increase / (decrease)	(6.3%)	0.7%	(4.5%)	0.2%	(5.7%)	0.5%

During 2007, combined everyday and seasonal greeting card sales less returns fell 5.7% compared to the prior year. Approximately 18% of this decrease was the result of the SBT buybacks during the period.

Everyday card unit volume, down 10.6%, and selling prices, up 4.8%, were significantly impacted during the year by the SBT buybacks. Approximately 39% of the decrease in everyday card unit volume and approximately 65% of the increase in selling prices was the direct result of the product mix of the SBT buybacks. The remaining everyday card sales less returns decreased 4.8%, including a decline in unit volume of 6.4% and an increase in selling prices of 1.7%. Of the remaining unit decrease, approximately 25% was related to the investment in cards strategy with the balance due to shortfalls in North America and the U.K. Selling prices increased due to a lower overall mix of value cards compared to the prior year period.

Seasonal card unit volume decreased 9.6% compared to the prior year. Approximately 60% of this decrease relates to the timing of shipments for the upcoming Easter, Mother’s Day and Graduation seasons compared to the prior year and the impact of ongoing SBT conversions. The implementation of SBT impacts the timing of sales with these customers compared to the prior year because, under SBT, American Greetings owns the product delivered to the retail customer until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. From a timing perspective, we expect a recovery during the first quarter of 2008. The remaining decrease in units relates to weakness in all other seasons, particularly Christmas and Valentine’s Day. Seasonal selling prices increased 5.7% compared to the prior year. The overall increase in pricing from the prior year is driven by the timing of shipments discussed above and the mix of price points that shipped in the current year relative to the total pricing of those seasons. We expect this favorable average price to reverse in the first quarter of 2008. In addition, favorable pricing from changes in mix from the current year Mother’s Day and Graduation seasons were partially offset by slight decreases from the Christmas and Valentine’s Day seasons, both driven by changes in product mix.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2007 were $826.8 million, a decrease from $847.0 million in 2006. As a percentage of sales, these costs were 47.4% in 2007 compared to 45.2% in 2006. The $20.2 million decrease from the prior year is due to favorable volume variances ($59 million) due to the lower sales volume in the current year partially offset by unfavorable product and business mix ($12 million) and unfavorable spending ($27 million). The spending increases are attributable to higher inventory and SBT scrap costs ($15 million), increased creative content costs and royalties ($7 million) and severance charges ($3 million) primarily due to the facility closure in Australia.

Selling, distribution and marketing expenses were $627.9 million in 2007, decreasing from $631.9 million in the prior year. The decrease of $4.0 million is due primarily to reductions in order filling and freight expense ($8 million) and field sales expenses ($2 million). Also contributing to the decrease was our Retail Operations segment. The Retail Operations segment was favorably impacted by reduced store expenses ($6 million) and lower depreciation expense and fixed asset impairment charges ($4 million) due to fewer doors compared to the prior year, but did incur incremental store exit costs ($5 million) associated with the 60 stores closed in the fourth quarter of 2007. These decreases were partially offset by higher advertising expenses ($5 million) and unfavorable foreign currency translation impacts ($6 million).

Administrative and general expenses were $251.1 million in 2007, compared to $242.7 million in 2006. The $8.4 million increase in expense in 2007 is due primarily to stock-based compensation expense in the current year in accordance with SFAS 123R ($8 million). Increases in severance charges ($3 million), payroll and benefits related expenses ($2 million), amortization of intangible assets ($1 million), postretirement benefit obligation expense ($1 million) and non-income related business taxes ($1 million) were substantially offset by reduced profit-sharing plan expense ($6 million) and bad debt expense ($3 million) due primarily to recoveries recorded in the current year. Unfavorable foreign currency translation impacts ($1 million) also contributed to the increased expense.

A goodwill impairment charge of $43.2 million was recorded in the third quarter of 2006, as indicators emerged during that period that led us to conclude that an impairment test was required prior to the annual test. As a result, impairment was recorded in one reporting unit in the International Social Expression Products segment, located in Australia ($25 million), and in our Retail Operations segment ($18 million). These amounts represented all of the goodwill of these reporting units.

Interest expense was $35.0 million in 2007, compared to $35.1 million in 2006. The decrease of $0.1 million is attributable to interest savings ($21 million) associated with the reduced balance of outstanding 6.10% notes and the 7.00% convertible notes, the net gain recognized on the interest rate derivative entered into and settled during 2007 ($2 million) and the prior year expenses for the retirement of $10.2 million of the 11.75% notes ($1 million). Partially offsetting these decreases are expenses including the consent payment, fees paid and the write-off of deferred financing costs related to the early retirement of the 6.10% notes ($5 million) and additional interest expense ($14 million) associated with the new 7.375% notes and the borrowings under the credit and receivable facilities during the year. Expenses associated with both the new and old credit facilities ($5 million), which included the write-off of deferred financing fees for the old facility, increased commitment fees for the new facility and the write-off of deferred financing fees for the term loan facility due to the reduction in the available borrowing, also offset the decreases.

Other income—net was $65.5 million in 2007 compared to $64.7 million in 2006. The increase of $0.8 million from 2006 was due in part to a gain ($20 million) related to terminations of long-term supply agreements associated with retailer consolidations offset by the loss ($16 million) on the sale of our GuildHouse candle product lines. In addition, our royalty revenue decreased in 2007 compared to 2006 ($3 million).

The effective tax rates for 2007 and 2006 were 37.6% and 34.9%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. See Note 16 to the Consolidated Financial Statements for causes of the differences between tax expense at the federal statutory rate and actual tax expense.

Loss from discontinued operations was $0.9 million for 2007 compared to $6.6 million in 2006. The 2007 amount included losses from Learning Horizons ($3 million after tax) and the Hatchery ($3 million after tax) partially offset by a gain based on the closing balance sheet adjustments for the sale of Magnivision ($3 million after tax) and a tax benefit on the South African business unit sale ($2 million). The Learning Horizons loss included goodwill and fixed asset impairment charges ($1 million) while the Hatchery loss included a goodwill impairment charge ($2 million). Loss from discontinued operations for 2006 included losses from the South African business unit ($8 million) and the Hatchery ($2 million) partially offset by income from Learning Horizons ($1 million) and a tax benefit from the Magnivision sale ($2 million). The losses from the South African business unit included a goodwill impairment charge ($2 million) and a long-lived asset impairment charge ($6 million). The charges and impairments for Learning Horizons and the South African business unit were primarily recorded as a result of the intention to sell the businesses, and therefore, present the operations at their estimated fair value.

Segment Results

The Corporation’s management reviews segment results using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. For additional segment information, see Note 15 to the Consolidated Financial Statements.

North American Social Expression Products Segment

(Dollars in thousands)	2007	2006	% Change
Net sales	$1,132,469	$1,262,600	(10.3%)
Segment earnings	156,421	253,691	(38.3%)

In 2007, net sales of the North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, decreased $130.1 million, or 10.3%, from 2006. The implementation of our investment in cards strategy and SBT conversions reduced net sales by approximately $38 million and $21 million, respectively, during the current year. The remainder of the decrease was due to significantly lower gift packaging sales as well as lower sales of party goods, everyday cards, seasonal cards and ornaments.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $97.3 million, or 38.3%, in 2007 compared to the prior year. The implementation of our investment in cards strategy and SBT conversions reduced segment earnings by approximately $66 million during the current year. The decrease in sales also contributed to the lower segment earnings in the current year. Segment earnings in 2007 benefited from the gain related to terminations of long-term supply agreements associated with retailer consolidations ($20 million), but was unfavorably impacted by the loss incurred on the sale of the GuildHouse candle product lines ($16 million), increased severance charges ($3 million) and higher advertising expenses ($4 million).

International Social Expression Products Segment

(Dollars in thousands)	2007	2006	% Change
Net sales	$249,800	$254,289	(1.8%	)
Segment earnings (loss)	8,444	(12,703)	166.5%

Net sales of the International Social Expression Products segment, excluding the impact of foreign exchange, decreased $4.5 million, or 1.8%, in 2007 compared to 2006. This decrease was due to continued weak economic conditions in the U.K., which drove down sales in both everyday and seasonal card categories. This decrease was partially offset by a slight increase in net sales in Australia.

Segment earnings, excluding the impact of foreign exchange, increased $21.1 million compared to 2006. This overall increase is due to the goodwill impairment charge in the Australian reporting unit of approximately $25 million that occurred in 2006. Partially offsetting the favorable impact of the prior year goodwill impairment on segment earnings was the lower sales in the current year and severance charges recorded in 2007 ($3 million). The severance charges were incurred in the current year primarily as a result of facility closures, including the manufacturing facility in Australia.

Retail Operations Segment

(Dollars in thousands)	2007	2006	% Change
Net sales	$193,390	$206,765	(6.5%	)
Segment loss	(17,631)	(33,220)	46.9%

The Retail Operations segment exhibits considerable seasonality, which is typical for most retail store operations. A significant amount of the net sales and segment earnings occur during the fourth quarter in conjunction with the major holiday season.

Net sales in our Retail Operations segment, excluding the impact of foreign exchange, decreased $13.4 million, or 6.5%, year over year. Net sales at stores open one year or more were up approximately 0.7% from 2006 but were more than offset by the reduction in store doors. The average number of stores decreased approximately 7.0% compared to the prior year, which reduced net sales approximately $15 million.

Segment loss, excluding the impact of foreign exchange, was $17.6 million in 2007 compared to $33.2 million in 2006. The current year included charges associated with the closure of 60 underperforming stores during the fourth quarter ($7 million) and fixed asset impairment charges ($2 million). The prior year loss included charges for goodwill impairment ($18 million) and fixed asset impairment ($4 million). Also, 2006 was unfavorably impacted by certain noncapitalizable implementation costs associated with a systems infrastructure upgrade. Lower store expenses including depreciation expense due to fewer doors favorably impacted segment earnings, but was substantially offset by the impact of the decrease in sales.

AG Interactive Segment

(Dollars in thousands)	2007	2006	% Change
Net sales	$85,265	$89,616	(4.9%)
Segment earnings	5,813	4,237	37.2%

For 2006, AG Interactive changed its fiscal year-end from December 31 to February 28. As a result, 2006 included fourteen months of AG Interactive’s operations.

Net sales, excluding the impact of foreign exchange, decreased $4.3 million, or 4.9%, from 2006. This decrease is the result of the additional two months of activity ($11 million) in 2006 and lower sales in the mobile product group ($5 million) due to reduced offerings in 2007. This is partially offset by advertising and subscription revenue growth in the online product group due to both ongoing business operations ($8 million) and the current year acquisition of an online greeting card business ($4 million). At the end of 2007, AG Interactive had approximately 3.5 million paid subscribers versus 2.6 million in 2006. Approximately 0.6 million of the subscriber increase was due to the current year acquisition.

Segment earnings, excluding the impact of foreign exchange, increased $1.6 million in 2007 compared to 2006. The improvement is attributable to the prior year including costs associated with the fiscal 2005 acquisitions, higher technology costs and the costs of new business initiatives. Segment earnings also benefited from the current year acquisition. The additional two months of activity in the prior year had no significant impact on segment earnings.

Unallocated Items

Centrally incurred and managed costs, excluding the impact of foreign exchange and totaling $106.3 million and $100.6 million in 2007 and 2006, respectively, are not allocated back to the operating segments. The unallocated items included interest expense of $35.0 million and $35.1 million in 2007 and 2006, respectively, for centrally incurred debt and domestic profit-sharing expense of $6.8 million and $12.4 million in 2007 and 2006, respectively. Unallocated items in 2007 also included stock-based compensation expense in accordance with SFAS 123R of $7.6 million. In addition, unallocated items included costs associated with corporate operations including the senior management staff, corporate finance, legal and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $56.9 million and $53.1 million in 2007 and 2006, respectively.

Comparison of the years ended February 28, 2006 and 2005

Net income was $84.4 million, or $1.16 per diluted share, in 2006 compared to net income of $95.3 million, or $1.25 per diluted share, in 2005.

Our results for 2006 and 2005 are summarized below:

(Dollars in thousands)	2006	% Net Sales	2005	% Net Sales
Net sales	$1,875,104	100.0%	$1,871,246	100.0%
Material, labor and other production costs	846,958	45.2%	890,906	47.6%
Selling, distribution and marketing	631,943	33.7%	642,718	34.4%
Administrative and general	242,727	12.9%	249,227	13.3%
Goodwill impairment	43,153	2.3%	—	0.0%
Interest expense	35,124	1.9%	79,397	4.2%
Other income—net	(64,676)	(3.5%)	(96,038)	(5.1%)

	1,735,229	92.5%	1,766,210	94.4%

Income from continuing operations before income tax expense	139,875	7.5%	105,036	5.6%
Income tax expense	48,879	2.6%	37,329	2.0%

Income from continuing operations	90,996	4.9%	67,707	3.6%
(Loss) income from discontinued operations, net of tax	(6,620)	(0.4%)	27,572	1.5%

Net income	$84,376	4.5%	$95,279	5.1%

Net Sales Overview

Consolidated net sales in 2006 were $1.88 billion, an increase of $3.9 million from the prior year. However, the SBT buyback as well as the returns costs for the revised merchandising strategy reduced prior year net sales by $45 million. Including the impact of these prior year items, consolidated net sales decreased approximately $41 million in 2006 from 2005. This decrease was primarily the result of lower sales in the Retail Operations segment, North American Social Expression Products segment, International Social Expression Products segment and the fixtures business.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2006	2005
Everyday greeting cards	38%	37%
Seasonal greeting cards	22%	20%
Gift packaging	16%	17%
All other products*	24%	26%

*	The “all other products” classification includes giftware, party goods, candles, balloons, calendars, custom display fixtures, stickers, online greeting cards and other digital products.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2006 and 2005 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2006	2005	2006	2005	2006	2005
Unit volume	(0.2%)	(5.5%)	(4.8%)	4.7%	(1.6%)	(2.6%)
Selling prices	0.9%	(0.6%)	5.2%	(3.7%)	2.2%	(1.4%)
Overall increase / (decrease)	0.7%	(6.0%)	0.2%	0.7%	0.5%	(3.9%)

During 2006, combined everyday and seasonal greeting card sales less returns increased 0.5% compared to 2005. However, the prior year included reductions associated with an SBT implementation at a major customer and the execution of a revised merchandising strategy for seasonal space management. Exclusive of these prior year events, combined everyday and seasonal greeting card sales less returns decreased 2.2% in 2006 compared to 2005, including an overall decrease in unit volume of approximately 4.1%.

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

Expense Overview

MLOPC for 2006 were $847.0 million, a decrease from $890.9 million in 2005. As a percentage of sales, these costs were 45.2% in 2006 compared to 47.6% in 2005. Almost the entire change, as a percentage of sales, is the result of the prior year impact of the SBT buyback and the implementation of a new merchandising strategy for seasonal space management. The decrease in dollars of $43.9 million is due partially to the severance and closure costs recorded in 2005 for an overhead reduction program and the Franklin, Tennessee plant closure ($15 million). The remaining decrease is attributable to favorable volume variances due to the change in sales volume ($17 million) and favorable mix ($36 million). Improved margins due to less promotional pricing in the Retail Operations segment and production improvements in our fixtures business both favorably impacted MLOPC. These improvements were only partially offset by unfavorable spending ($23 million). These spending increases included higher creative content costs ($6 million) and increased costs for AG Interactive primarily related to the additional two months of activity and the 2005 mid-year acquisitions ($4 million). The current year period also included severance charges for the planned Lafayette plant closure ($2 million) and shutdown and relocation costs for the Franklin plant closure ($5 million).

Selling, distribution and marketing expenses were $631.9 million in 2006, decreasing from $642.7 million in the prior year. The decrease of $10.8 million is due primarily to reduced store expenses in the Retail Operations segment due to fewer stores and the prior year correction in the accounting treatment for certain operating leases ($18 million), 2005 severance costs ($6 million) and reduced licensing related expenses attributable to lower royalty revenue ($5 million) partially offset by increased costs in the AG Interactive segment primarily as a result of the additional two months of activity and the 2005 mid-year acquisitions ($14 million) and fixed asset impairment charges in the Retail Operations segment ($4 million).

Administrative and general expenses were $242.7 million in 2006, compared to $249.2 million in 2005. The $6.5 million decrease in expense in 2006 is due primarily to 2005 severance costs ($9 million) partially offset by higher information technology related expenses ($2 million), domestic profit-sharing expense ($1 million) and employee development expenses ($1 million).

A goodwill impairment charge of $43.2 million was recorded in 2006 as indicators emerged during the period that led us to conclude that an impairment test was required prior to the annual test. As a result, impairment was recorded in one reporting unit in the International Social Expression Products segment, located in Australia ($25 million), and in our Retail Operations segment ($18 million). These amounts represent all of the goodwill of these reporting units.

Interest expense was $35.1 million in 2006, compared to $79.4 million in 2005. The decrease of $44.3 million in interest expense is due primarily to the debt repurchase in 2005. The 2005 interest expense included the payment of the premium and other fees and the write-off of deferred financing costs associated with our 11.75% senior subordinated notes repurchased ($39 million). Interest savings ($5 million) was realized due to our reduced level of debt.

Other income—net was $64.7 million in 2006 compared to $96.0 million in 2005. The decrease of $31.3 million from 2005 was due in part to the one-time receipt related to our licensing activities ($10 million) and the gain on the sale of an investment ($3 million) both in 2005. In addition, our royalty revenue decreased in 2006 compared to 2005 ($11 million) and we had additional losses on fixed asset disposals ($3 million).

The effective tax rates for 2006 and 2005 were 34.9% and 35.5%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. See Note 16 to the Consolidated Financial Statements for causes of the differences between tax expense at the federal statutory rate and actual tax expense.

Income from discontinued operations was a loss of $6.6 million for 2006 compared to income of $27.6 million in 2005. The loss in 2006 included losses from the South African business unit ($8 million) and the Hatchery ($2 million) partially offset by income from Learning Horizons ($1 million) and a tax benefit from the Magnivision sale ($2 million). The losses from the South African business unit included a goodwill impairment charge ($2 million) and a long-lived asset impairment charge ($6 million). The charges and impairments were primarily recorded as a result of the intention to sell the business, and therefore, present the operation at its estimated fair value. Income from discontinued operations for 2005 was primarily attributable to the gain on the sale of Magnivision.

Segment Results

We review segment results using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. For additional segment information, see Note 15 to the Consolidated Financial Statements.

North American Social Expression Products Segment

(Dollars in thousands)	2006	2005	% Change
Net sales	$1,262,600	$1,240,192	1.8%
Segment earnings	253,691	190,993	32.8%

In 2006, net sales of the North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, increased $22.4 million, or 1.8%, from 2005. However, the SBT buyback as well as the returns costs for the revised merchandising strategy reduced prior year net sales by $45 million. Including the impact of these prior year items, net sales decreased approximately $22 million in 2006 from 2005. This decrease was due to significantly lower sales of promotional gift-wrap and calendars, partially offset by improvement in the greeting card business due to improved pricing of cards.

Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $62.7 million, or 32.8%, in 2006 compared to the prior year. This increase is due to the prior year charges for the SBT buyback ($30 million), the implementation of the new merchandising strategy ($13 million), severance costs ($15 million) and plant closure costs ($11 million) partially offset by current year charges for severance ($3 million) and plant closure costs ($5 million).

International Social Expression Products Segment

(Dollars in thousands)	2006	2005	% Change
Net sales	$254,289	$267,005	(4.8%	)
Segment (loss) earnings	(12,703)	40,864	(131.1%	)

Net sales of the International Social Expression Products segment, excluding the impact of foreign exchange, decreased $12.7 million, or 4.8%, in 2006 compared to 2005. This decrease was due to weak economic conditions, particularly in the U.K., which drove down sales in most product categories. This decrease was partially offset by the impact of the acquisition of Collage Designs Limited (“Collage”) in the fourth quarter of 2005, which added approximately $12 million to net sales in 2006.

Segment earnings, excluding the impact of foreign exchange, decreased $53.6 million compared to 2005. This decrease is due to the goodwill impairment charge in the Australian reporting unit, higher inventory costs due to slower turn rates, higher creative content costs, increased product development costs and implementation costs for new customers partially offset by the earnings contributed by Collage.

Retail Operations Segment

(Dollars in thousands)	2006	2005	% Change
Net sales	$206,765	$238,159	(13.2%	)
Segment loss	(33,220)	(20,685)	(60.6%	)

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

Unallocated Items

Centrally incurred and managed costs, excluding the impact of foreign exchange and totaling $100.6 million and $139.4 million in 2006 and 2005, respectively, are not allocated back to the operating segments. The unallocated items included interest expense of $35.1 million and $79.4 million in 2006 and 2005, respectively, for centrally incurred debt and domestic profit-sharing expense of $12.4 million and $11.3 million in 2006 and 2005, respectively. In addition, unallocated items included costs associated with corporate operations including the senior management staff, corporate finance, legal and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $53.1 million and $48.7 million in 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash flow generation remained strong in 2007 and we ended the year with a combined balance of cash and cash equivalents of $144.7 million. In the past two years, we have reduced our debt by approximately $262 million, improving our debt to total capital ratio from 26.0% in 2005 to 18.2% in 2007.

Operating Activities

During the year, cash flow from operating activities provided cash of $267.0 million compared to $269.4 million in 2006, a decrease of $2.4 million. Cash flow from operating activities for 2006 compared to 2005 resulted in a decrease of $77.7 million from $347.1 million in 2005. The decrease from 2005 to 2006 was primarily the result of a lower decrease in net deferred costs of approximately $57 million.

Accounts receivable, net of the effect of acquisitions and dispositions, provided a source of cash of $42.2 million in 2007, compared to $33.9 million in 2006 and $55.1 million in 2005. As a percentage of the prior twelve months’ net sales, net accounts receivable were 6.0% at February 28, 2007, compared to 7.4% at February 28, 2006. This source of cash is primarily attributable to our lower level of sales and additional customers moving to the SBT business model. In general, customers on the SBT business model tend to have shorter payment terms than non-SBT customers. The decrease in 2006 from 2005 is due to the impact of the SBT conversion of a large customer in 2005.

Inventories, net of the effect of acquisitions and dispositions, were a source of cash of $22.2 million in 2007 compared to $1.5 million in 2006 and $23.3 million in 2005. The decrease in inventory in 2007 from 2006 was primarily due to decreased inventory levels in the North American Social Expression Products and Retail Operations segments. The reduced inventory in our Retail Operations segment is due to both fewer stores as well as reduced inventory levels in those stores. The change from 2005 to 2006 was primarily due to higher inventory levels in the Retail Operations segment and decreased inventory turns in the International Social Expression Products segment in 2006.

Other current assets, net of the effect of acquisitions and dispositions, were a use of cash of $36.0 million in 2007 compared to $13.4 million in 2006 and $15.9 million in 2005. The increase of $22.6 million in 2007 relates primarily to a receivable of approximately $31 million related to the termination of several long-term supply agreements.

Deferred costs—net generally represents payments under agreements with retailers net of the related amortization of those payments. During 2007, 2006 and 2005, amortization exceeded payments by $52.4 million, $56.6 million and $110.2 million, respectively. In 2007, deferred costs – net also includes the reduction of approximately $76 million of deferred contract costs associated with retailer consolidations. None of our major customer agreements are scheduled to expire in fiscal 2008.

Accounts payable and other liabilities, net of the effect of acquisitions and dispositions, were a source of cash of $0.1 million in 2007 compared to a use of cash of $33.4 million in 2006 and a source of cash of $29.3 million in 2005. The change in accounts payable and other liabilities in 2007 was primarily due to a reduction in trade payables and profit-sharing partially offset by an increase in income taxes payable. The decrease in accounts payable and other liabilities in 2006 was primarily due to a reduction in severance accruals and income taxes payable. The increase in the liability balances in 2005 was primarily due to higher trade payables, severance accruals and higher profit-sharing and executive compensation liabilities.

Investing Activities

Cash provided by investing activities was $177.5 million during 2007, compared to cash used of $50.0 million in 2006 and $181.3 million in 2005. The source of cash in the current year is primarily related to sales of short-term investments exceeding purchases. Short-term investments decreased $208.7 million during the year. In addition, $12.6 million was received related to discontinued operations, $6.2 million was received from the sale of the candle product lines and $4.8 million was received from the sale of fixed assets. These sources of cash were partially offset by a use of cash of $13.1 million for the acquisition of the online greeting card business and the final payment for Collage.

Capital expenditures totaled $41.7 million, $46.1 million and $47.2 million in 2007, 2006 and 2005, respectively. We currently expect 2008 capital expenditures to increase approximately $15 million over the 2007 level.

Cash flows from investing activities in 2006 also included an outflow of $15.3 million related to the acquisition of Collage and the buyout of the remaining portion of the minority interest of AG Interactive and an inflow of $11.4 million for the proceeds from the sale of fixed assets.

Cash flows from investing activities in 2005 included a net cash outflow of $208.7 million related to purchases of short-term investments, an outflow of $25.2 million for business acquisitions and inflows of $77.0 million for the proceeds from the sale of Magnivision, $19.1 million for the proceeds from the sale of an equity investment and $5.8 million for proceeds from the sale of fixed assets.

Financing Activities

Financing activities used $518.5 million of cash in 2007 compared to $249.5 million in 2006 and $208.6 million in 2005. The current year amount relates primarily to our debt activities in the period. We retired $277.3 million of our 6.10% senior unsecured notes and issued $200.0 million of 7.375% senior unsecured notes. We repaid $159.1 million of our 7.00% convertible subordinated notes. We paid $8.5 million of debt issuance costs during the current period for our new credit facility, the 7.375% senior unsecured notes and the exchange offer on our 7.00% convertible subordinated notes. These amounts were deferred and will be amortized over the respective periods of the instruments. Our Class A common share repurchase programs also contributed to the cash used for financing activities in the current year. These repurchases were made through 10b5-1 programs, which are intended to be in compliance with the Securities and Exchange Commission’s Rule 10b-18. During 2007, $257.5 million was paid to repurchase 11.1 million shares under the repurchase programs. We paid $0.3 million to repurchase Class B common shares during 2007, in accordance with our Amended Articles of Incorporation.

Our receipt of the exercise price on stock options provided $6.8 million, $27.1 million and $40.1 million in 2007, 2006 and 2005, respectively. The significant stock option exercises in 2005 were due to a tranche of options nearing their expiration dates. In accordance with SFAS 123R, tax benefits associated with share-based payments are classified as financing activities in the Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous accounting guidance. Prior year amounts, which totaled approximately $5 million in 2006 and $8 million in 2005, were not reclassified.

We paid dividends totaling $18.4 million, $21.2 million and $8.3 million in 2007, 2006 and 2005, respectively.

In 2006, cash used for financing activities related primarily to our two programs to repurchase Class A common shares. In total under both programs, we paid $243.1 million to repurchase 10.3 million Class A common shares during the year. In addition, we paid $1.5 million to repurchase Class B common shares primarily related to options that were exercised, which shares were repurchased by us in accordance with our Amended Articles of Incorporation. We also paid $10.8 million to repurchase the remaining portion of our 11.75% senior subordinated notes.

Cash used for financing activities in 2005 included $216.4 million related to the repurchase of a portion of our 11.75% senior subordinated notes. We repurchased shares, primarily Class B common shares related to options that were exercised, at a cost of $24.1 million.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $600 million at February 28, 2007. This included our $450 million senior secured credit facility and our $150 million accounts receivable securitization facility. There were no balances outstanding under either of these arrangements at February 28, 2007. While there were no balances outstanding under either facility, we do have, in the aggregate, $27.9 million outstanding under letters of credit, which reduces total unused credit sources.

The credit agreement includes a $350 million revolving credit facility and a $100 million delay draw term loan. The obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings Corporation and each of our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our first tier foreign subsidiaries. The revolving credit facility will mature on April 4, 2011, and any outstanding term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2008, with the balance payable on April 4, 2013.

Revolving loans denominated in U.S. dollars under the credit agreement will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate (“LIBOR”) or the alternate base rate (“ABR”), as defined in the credit agreement, in each case, plus margins adjusted according to our leverage ratio. Term loans will bear interest at a rate per annum based on either LIBOR plus 150 basis points or based on the ABR, as defined in the credit agreement, plus 25 basis points. We pay an annual commitment fee of 75 basis points on the undrawn portion of the term loan. The commitment fee on the revolving facility fluctuates based on our leverage ratio.

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

We are also party to an amended and restated receivables purchase agreement with available financing of up to $150 million. The agreement expires on October 23, 2009. Under the amended and restated receivables purchase agreement, American Greetings and certain of its subsidiaries sell accounts receivable to AGC Funding Corporation (“AGC Funding”), a wholly-owned, consolidated subsidiary of American Greetings, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

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

On May 25, 2006, we repurchased $277.3 million of our $300 million 6.10% senior notes. In conjunction with the tender offer for the 6.10% senior notes, the indenture governing the 6.10% senior notes was amended to eliminate certain restrictive covenants and events of default. The remaining 6.10% senior notes may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.

In a continued effort to return value to our shareholders, we announced on April 17, 2007, an additional program to repurchase up to $100 million of our Class A common shares. These repurchases will be made through a 10b5-1 program in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. There is no set expiration date for this program.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 28, 2007:

	Payment Due by Period as of February 28, 2007
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt and capital leases	$—	$425	$132	$132	$47	$223,179	$223,915
Operating leases	30,115	24,599	19,152	14,591	10,160	12,584	111,201
Commitments under customer agreements	47,692	25,596	22,472	1,280	300	—	97,340
Commitments under royalty agreements	13,691	11,128	8,461	160	—	—	33,440
Interest payments	18,370	18,360	18,226	17,965	16,995	86,229	176,145
Severance	6,358	1,640	359	20	12	—	8,389

	$116,226	$81,748	$68,802	$34,148	$27,514	$321,992	$650,430

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 28, 2007.

Our 6.10% senior notes due on August 1, 2028 may be put back to us on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

Although we do not anticipate that contributions will be required in 2008 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001, we may make contributions in excess of the legally required minimum contribution level. Refer to Note 12 to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a customer’s inability to meet its financial obligations (evidenced by such events as bankruptcy or insolvency proceedings), a specific allowance for bad debts against amounts due is recorded to reduce the receivable to the amount we reasonably expect will be collected. In addition, we recognize allowances for bad debts based on estimates developed by using standard quantitative measures incorporating historical write-offs and current economic conditions. The establishment of allowances requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although we consider these balances adequate and proper, changes in economic conditions in the retail markets in which we operate could have a material effect on the required allowance balances.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We have no intangible assets with indefinite useful lives. We complete the annual goodwill impairment test during the fourth quarter. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units. While we use a variety of methods to estimate fair value for impairment testing, our primary methods are discounted cash flows and a market based analysis. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. We also engage an independent valuation firm to assist with the fair value determination. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

Our U.K. operation, included within the International Social Expression Products segment, is a reporting unit as defined by SFAS No. 142 and, as such, is the level that is tested for impairment of goodwill. Due primarily to declining results and cash flows in the past two years, the fair value of the U.K. business, determined for the purpose of testing goodwill for impairment, has declined. As a result, corporate management is closely monitoring the short-term performance of this business. To enable this monitoring, we have taken actions in this business to improve results of operations and cash flows, and established performance indicators within the business in order to assess the progress of the business throughout 2008. Should this business fail to meet the established performance indicators, the goodwill in this business may require testing for impairment prior to the annual impairment test.

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

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain a general allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to an estimate of its future value based upon expected performance. Losses attributed to these specific events have historically not been material.

For contractual arrangements that are based upon a minimum purchase volume commitment, we periodically review the progress toward the volume commitment and estimate future sales expectations for each customer. Factors that can affect our estimate include store door openings and closings, retail industry consolidation, amendments to the agreements, consumer shopping trends, addition or deletion of participating products and product productivity. Based upon our review, we may modify the remaining amortization periods of individual agreements to reflect the changes in the estimates for the attainment of the minimum volume commitment in order to align amortization expense with the periods benefited. We do not make retroactive expense adjustments to prior fiscal years as amounts, if any, have historically not been material. The aggregate average remaining life of our contract base is 6.1 years.

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

Sales Returns

We provide for estimated returns of seasonal cards and certain other seasonal products in the same period as the related revenues are recorded. These estimates are based upon historical sales returns, the amount of current year seasonal sales and other known factors. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or its market. We regularly monitor our actual performance to estimated rates and the adjustments attributable to any changes have historically not been material.

New Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. We currently account for taxes on a net basis; therefore the adoption of EITF 06-3 should not have any material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 requires a company to include additional qualitative and quantitative disclosures within its financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures also include a discussion of the nature of uncertainties, factors that could cause a change and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more-likely-than-not that the position will be sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN 48 will have on our consolidated financial statements, but do not expect the impact to be material.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 (our current fiscal year-end). We adopted the requirement to recognize the funded status of a benefit plan and the disclosure requirements effective February 28, 2007. See Note 12 to the Consolidated Financial Statements for further information on SFAS 158.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	our ability to successfully implement our strategy to invest in our core greeting card business;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases;

•	our ability to successfully complete, or achieve the desired benefits associated with, dispositions;

•	a weak retail environment;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	competitive terms of sale offered to customers;

•	successful implementation of supply chain improvements and achievement of projected cost savings from those improvements;

•	increases in the cost of raw materials, energy, freight and other production costs;

•	our ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar;

•	escalation in the cost of providing employee health care;

•	successful integration of acquisitions; and

•	the outcome of any legal claims known or unknown.

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

Derivative Financial Instruments—During 2007, we entered into an interest rate derivative designed to offset the interest rate risk related to the forecasted issuance of $200 million of senior indebtedness. The interest rate derivative agreement expired during the year. We did not designate this agreement as a hedging instrument pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the change in fair value of this agreement was recognized currently and included in “Interest expense” in the Consolidated Statement of Income. We have no derivative financial instruments as of February 28, 2007.

Interest Rate Exposure—We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, the majority of our debt is carried at fixed interest rates. Therefore, our overall interest rate exposure risk is minimal. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 28, 2007, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense. Under the terms of our new credit agreement, we have the ability to borrow significantly more floating rate debt, which, if incurred could have a material impact on interest expense in a fluctuating interest rate environment.

Foreign Currency Exposure—Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 26%, 24% and 24% of our 2007, 2006 and 2005 net sales from continuing operations, respectively, were generated from operations outside the United States. Operations in Australasia, Canada, Mexico, the European Union and the United Kingdom are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted the provisions of SFAS No. 123(R), Share Based Payment, effective March 1, 2006; the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective February 28, 2007; and the provisions of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, applying the one-time special transition provisions, in fiscal 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Greetings Corporation’s internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

April 25, 2007

CONSOLIDATED STATEMENT OF INCOME

Years ended February 28, 2007, 2006 and 2005

Thousands of dollars except share and per share amounts

	2007	2006	2005
Net sales	$1,744,603	$1,875,104	$1,871,246

Costs and expenses:
Material, labor and other production costs	826,791	846,958	890,906
Selling, distribution and marketing	627,906	631,943	642,718
Administrative and general	251,089	242,727	249,227
Goodwill impairment	—	43,153	—
Interest expense	34,986	35,124	79,397
Other income—net	(65,530)	(64,676)	(96,038)

	1,675,242	1,735,229	1,766,210

Income from continuing operations before income tax expense	69,361	139,875	105,036

Income tax expense	26,096	48,879	37,329

Income from continuing operations	43,265	90,996	67,707

(Loss) income from discontinued operations, net of tax	(887)	(6,620)	27,572

Net income	$42,378	$84,376	$95,279

Earnings per share—basic:
Income from continuing operations	$0.75	$1.38	$0.99
(Loss) income from discontinued operations	(0.02)	(0.10)	0.40

Net income	$0.73	$1.28	$1.39

Earnings per share—assuming dilution:
Income from continuing operations	$0.72	$1.24	$0.91
(Loss) income from discontinued operations	(0.01)	(0.08)	0.34

Net income	$0.71	$1.16	$1.25

Average number of shares outstanding	57,951,952	65,965,024	68,545,432

Average number of shares outstanding—assuming dilution	62,362,794	79,226,384	82,016,835

Dividends declared per share	$0.32	$0.32	$0.12

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 2007 and 2006

Thousands of dollars except share and per share amounts

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144,713	$213,613
Short-term investments	—	208,740
Trade accounts receivable, net	103,992	139,384
Inventories	182,618	213,109
Deferred and refundable income taxes	135,379	153,282
Assets of businesses held for sale	5,199	24,903
Prepaid expenses and other	227,380	212,814

Total current assets	799,281	1,165,845
GOODWILL	224,105	200,763
OTHER ASSETS	416,887	548,514
DEFERRED INCOME TAXES	52,869	—
PROPERTY, PLANT AND EQUIPMENT—NET	285,072	303,840

	$1,778,214	$2,218,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Debt due within one year	$—	$174,792
Accounts payable	118,204	123,757
Accrued liabilities	80,389	73,532
Accrued compensation and benefits	61,192	68,864
Income taxes	26,385	17,240
Liabilities of businesses held for sale	1,932	3,627
Other current liabilities	84,898	97,270

Total current liabilities	373,000	559,082

LONG-TERM DEBT	223,915	300,516
OTHER LIABILITIES	162,410	116,554
DEFERRED INCOME TAXES	6,315	22,785

SHAREHOLDERS’ EQUITY
Common shares—par value $1 per share:
Class A—79,301,976 shares issued less 28,462,579 treasury shares in 2007 and 78,942,962 shares issued less 22,812,601 treasury shares in 2006	50,839	56,130
Class B—6,066,092 shares issued less 1,782,695 treasury shares in 2007 and 6,066,092 shares issued less 1,848,344 treasury shares in 2006	4,283	4,218
Capital in excess of par value	414,859	398,505
Treasury stock	(710,414)	(676,436)
Accumulated other comprehensive (loss) income	(1,013)	9,823
Retained earnings	1,254,020	1,427,785

Total shareholders’ equity	1,012,574	1,220,025

	$1,778,214	$2,218,962

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28, 2007, 2006 and 2005

Thousands of dollars

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$42,378	$84,376	$95,279
Loss (income) from discontinued operations	887	6,620	(27,572)

Income from continuing operations	43,265	90,996	67,707
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	43,153	—
Gain on sale of investment	—	—	(3,095)
Net loss on disposal of fixed assets	1,726	4,355	1,471
Loss on extinguishment of debt	5,055	863	39,056
Loss on disposal of product lines	15,969	—	—
Depreciation and amortization	49,380	54,202	56,269
Deferred income taxes	(16,277)	23,225	(9,845)
Other non-cash charges	13,891	7,219	7,956
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Decrease in trade accounts receivable	42,213	33,850	55,090
Decrease in inventories	22,227	1,541	23,341
Increase in other current assets	(35,973)	(13,371)	(15,871)
Decrease in deferred costs—net	128,752	56,610	110,204
Increase (decrease) in accounts payable and other liabilities	45	(33,374)	29,341
Other—net	(3,298)	123	(14,508)

Cash Provided by Operating Activities	266,975	269,392	347,116

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	1,026,280	1,733,470	297,660
Purchases of short-term investments	(817,540)	(1,733,470)	(506,400)
Property, plant and equipment additions	(41,726)	(46,056)	(47,179)
Cash payments for business acquisitions, net of cash acquired	(13,122)	(15,315)	(25,178)
Cash receipts related to discontinued operations	12,559	—	77,000
Proceeds from sale of fixed assets	4,847	11,416	5,756
Other—net	6,160	—	17,034

Cash Provided (Used) by Investing Activities	177,458	(49,955)	(181,307)

FINANCING ACTIVITIES:
Increase in long-term debt	200,000	—	—
Reduction of long-term debt	(440,588)	(10,782)	(216,417)
Sale of stock under benefit plans	6,834	27,068	40,114
Purchase of treasury shares	(257,817)	(244,642)	(24,080)
Dividends to shareholders	(18,418)	(21,184)	(8,264)
Debt issuance costs	(8,533)	—	—

Cash Used by Financing Activities	(518,522)	(249,540)	(208,647)

DISCONTINUED OPERATIONS:
Cash (used) provided by operating activities from discontinued operations	(961)	(2,725)	6,021
Cash provided (used) by investing activities from discontinued operations	1,643	566	(4,397)

Cash Provided (Used) by Discontinued Operations	682	(2,159)	1,624

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,507	(1,924)	4,270

DECREASE IN CASH AND CASH EQUIVALENTS	(68,900)	(34,186)	(36,944)
Cash and Cash Equivalents at Beginning of Year	213,613	247,799	284,743

Cash and Cash Equivalents at End of Year	$144,713	$213,613	$247,799

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2007, 2006 and 2005

Thousands of dollars except per share amounts

	Common Shares		Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A	Class B
BALANCE MARCH 1, 2004	$62,880	$4,588	$331,765	$(438,612)	$20,638	$1,286,281	$1,267,540
Net income	—	—	—	—	—	95,279	95,279
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	9,750	—	9,750
Minimum pension liability (net of tax of $417)	—	—	—	—	(655)	—	(655)
Unrealized loss on available-for-sale securities (net of tax of $23)	—	—	—	—	(60)	—	(60)
Reclassification adjustment for amounts recognized in income (net of tax of $84)	—	—	—	—	(217)	—	(217)
Other	—	—	—	—	(417)	—	(417)

Comprehensive income	—	—	—	—	—	—	103,680
Cash dividends—$0.12 per share	—	—	—	—	—	(8,264)	(8,264)
Sale of shares under benefit plans, including tax benefits	2,041	489	33,555	15,861	—	(7,686)	44,260
Purchase of treasury shares	(56)	(925)	—	(23,099)	—	—	(24,080)
Stock grants and other	2	8	3,457	232	—	(55)	3,644

BALANCE FEBRUARY 28, 2005	64,867	4,160	368,777	(445,618)	29,039	1,365,555	1,386,780
Net income	—	—	—	—	—	84,376	84,376
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(19,657)	—	(19,657)
Minimum pension liability (net of tax of $123)	—	—	—	—	193	—	193
Unrealized gain on available-for-sale securities (net of tax of $49)	—	—	—	—	125	—	125
Other	—	—	—	—	123	—	123

Comprehensive income	—	—	—	—	—	—	65,160
Cash dividends—$0.32 per share	—	—	—	—	—	(21,184)	(21,184)
Sale of shares under benefit plans, including tax benefits	1,491	58	27,839	1,688	—	(490)	30,586
Purchase of treasury shares	(10,252)	(59)	—	(234,331)	—	—	(244,642)
Stock compensation expense	—	—	1,256	—	—	—	1,256
Stock grants and other	24	59	633	1,825	—	(472)	2,069

BALANCE FEBRUARY 28, 2006	56,130	4,218	398,505	(676,436)	9,823	1,427,785	1,220,025
Cumulative effect adjustment, adoption of SAB 108 (net of tax of $1,808)	—	—	—	—	—	3,348	3,348

Net income	—	—	—	—	—	42,378	42,378
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	30,990	—	30,990
Minimum pension liability (net of tax of $55)	—	—	—	—	150	—	150
Unrealized gain on available-for-sale securities (net of tax of $1)	—	—	—	—	(10)	—	(10)
Reclassification adjustment for amounts recognized in income (net of tax of $216)	—	—	—	—	359	—	359

Comprehensive income	—	—	—	—	—	—	73,867
Adjustment recognized upon adoption of SFAS No. 158 (net of tax of $32,909)	—	—	—	—	(42,325)	—	(42,325)
Cash dividends—$0.32 per share	—	—	—	—	—	(18,418)	(18,418)
Sale of shares under benefit plans, including tax benefits	351	—	6,462	—	—	—	6,813
Purchase of treasury shares	(11,149)	(12)	—	(246,656)	—	—	(257,817)
Debt conversion and settlement	5,506	—	107	210,726	—	(200,680)	15,659
Stock compensation expense	—	—	7,559	—	—	—	7,559
Stock grants and other	1	77	2,226	1,952	—	(393)	3,863

BALANCE FEBRUARY 28, 2007	$50,839	$4,283	$414,859	$(710,414)	$(1,013)	$1,254,020	$1,012,574

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 28, 2007, 2006 and 2005

Thousands of dollars except per share amounts

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Consolidation:    The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2007 refers to the year ended February 28, 2007. For 2005, the Corporation’s subsidiary, AG Interactive, Inc. (“AG Interactive”), was consolidated on a two-month lag corresponding with its fiscal year-end of December 31. For 2006, AG Interactive changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the year ended February 28, 2006 included fourteen months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11,000 for the year ended February 28, 2006, but had no significant impact on earnings.

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

Allowance for Doubtful Accounts:    The Corporation evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Corporation is aware of a customer’s inability to meet its financial obligations (evidenced by such events as bankruptcy or insolvency proceedings), a specific allowance for bad debts against amounts due is recorded to reduce the receivable to the amount the Corporation reasonably expects will be collected. In addition, the Corporation recognizes allowances for bad debts based on estimates developed by using standard quantitative measures incorporating historical write-offs and current economic conditions. See Note 6 for further information.

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

Financial Instruments:    The carrying value of the Corporation’s financial instruments approximate their fair market values, other than the fair value of the Corporation’s publicly-traded debt. See Note 11 for further discussion. The Corporation has no derivative financial instruments as of February 28, 2007.

Concentration of Credit Risks:    The Corporation sells primarily to customers in the retail trade, including those in the mass merchandise, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand and Mexico. Net sales from continuing operations to the Corporation’s five largest customers accounted for approximately 37%, 35% and 33% of net sales in 2007, 2006 and 2005, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 17%, 16% and 15% of net sales from continuing operations in 2007, 2006 and 2005, respectively.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral to secure their obligation to the Corporation. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss from a concentration of credit exists.

Deferred Costs:    In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The Corporation classifies the total contractual amount of the incentive consideration committed to the customer but not yet earned as a deferred cost asset at the inception of an agreement, or any future amendments. Deferred costs estimated to be earned by the customer and charged to operations during the next twelve months are classified as “Prepaid expenses and other” in the Consolidated Statement of Financial Position and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets.” The periods of amortization are continually evaluated to determine if later circumstances warrant revisions of the estimated amortization periods. Such costs are capitalized as assets reflecting the probable future economic benefits obtained as a result of the transactions. Future economic benefit is further defined as cash inflow to the Corporation. The Corporation, by incurring these costs, is ensuring the probability of future cash flows through sales to customers. The amortization of such deferred costs properly matches the cost of obtaining business over the periods to be benefited. The Corporation believes that it maintains an adequate allowance for deferred contract costs related to supply agreements. See Note 10 for further discussion.

Inventories:    Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for certain domestic inventories, which approximate 65% and 55% of the total pre-LIFO consolidated inventories in 2007 and 2006, respectively. Foreign inventories and the remaining domestic inventories principally use the first-in, first-out (FIFO) method except for display material and factory supplies which are carried at average cost. See Note 7 for further information.

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS 151”), “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS 151 also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead would be treated as a current period expense in the period incurred. This statement was effective for fiscal years beginning after July 15, 2005. The adoption of SFAS 151, effective March 1, 2006, did not significantly impact the Corporation’s consolidated financial statements.

Investment in Life Insurance:    The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans. The net life insurance expense, including interest expense, is included in “Administrative and general” expenses in the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $10,938, $10,728 and $10,341 in 2007, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets:    Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations and is not amortized in accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” This statement addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Corporation is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. While the Corporation uses a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. The Corporation also engages an independent valuation firm to assist with the fair value determination. The required annual goodwill impairment test is completed during the fourth quarter. Intangible assets with defined lives are amortized over their estimated lives. See Note 9 for further discussion.

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

Operating Leases:    Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term. The initial lease term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease. See Notes 13 and 15 for further information.

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

Revenue Recognition:    Sales of seasonal product to unrelated, third party retailers are recognized at the approximate date the product is received by the customer, commonly referred to in the industry as the ship-to-arrive date (“STA”). The Corporation maintains STA data due to the large volumes of seasonal product shipment activity and the lead time required to achieve customer-requested delivery dates. Seasonal cards and certain other seasonal products are generally sold with the right of return on unsold merchandise. In addition, the Corporation provides for estimated returns of seasonal cards and certain other seasonal products when those sales to unrelated, third party retailers are recognized. Accrual rates utilized for establishing estimated returns reserves have approximated actual returns experience. At Corporation-owned retail locations, sales of seasonal product are recognized upon the sales of products to the consumer.

Except for seasonal products and retailers with a scan-based trading (“SBT”) arrangement, sales are generally recognized by the Corporation upon shipment of products to unrelated, third party retailers and upon the sales of products to the consumer at Corporation-owned retail locations. Sales of these products are generally sold without the right of return. Sales credits for non-seasonal product are issued at the Corporation’s discretion for damaged, obsolete and outdated products.

For retailers with an SBT arrangement, the Corporation owns the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time the Corporation recognizes revenue, for both everyday and seasonal products. When a retailer commits to convert to an SBT arrangement, the Corporation reverses previous sales transactions. Legal ownership of the inventory at the retailer’s stores reverts back to the Corporation at the time of conversion. The timing and amount of the sales reversal is dependent upon retailer inventory turn rates and the estimated timing of the store conversions.

Subscription revenue, primarily for AG Interactive, represents fees paid by customers for access to particular services for the term of the subscription. Subscription revenue is generally billed in advance and is recognized ratably over the subscription periods.

The Corporation has agreements for licensing the “Care Bear” and “Strawberry Shortcake” characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives quarterly payments from the agents. Royalty revenue is generally recognized upon receipt and recorded in “Other income – net” and expenses associated with the servicing of these agreements are primarily recorded as “Selling, distribution and marketing.”

Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $35,519 million and $28,405 million at February 28, 2007 and 2006, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Corporation currently accounts for taxes on a net basis; therefore the adoption of EITF 06-3 should not have any material impact on the Corporation’s consolidated financial statements.

Shipping and Handling Fees:    The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing” expenses. Shipping and handling costs were $126,880, $133,329 and $135,365 in 2007, 2006 and 2005, respectively.

Advertising Expense:    Advertising costs are expensed as incurred. Advertising expense was $43,314, $39,516 and $50,381 in 2007, 2006 and 2005, respectively.

Income Taxes:    Income tax expense includes both current and deferred taxes. Current tax expense represents the amount of income taxes paid or payable (or refundable) for the year, including interest and penalties. Deferred income taxes, net of appropriate valuation allowances, are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. See Note 16 for further discussion.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 requires a company to include additional qualitative and quantitative disclosures within its financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures also include a discussion of the nature of uncertainties, factors that could cause a change and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more-likely-than-not that the position will be sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently assessing the impact FIN 48 will have on its consolidated financial statements, but does not expect the impact to be material.

Pension and Other Postretirement Benefits:    In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements were adopted by the Corporation effective February 28, 2007. See Note 12.

Stock-Based Compensation:    Effective March 1, 2006, the Corporation adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” utilizing the “modified prospective” method as described in SFAS 123R. In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123R, prior period amounts were not restated. See Note 14.

Staff Accounting Bulletin No. 108:    In 2007, the Corporation determined that the reported February 28, 2006 “Trade accounts receivable, net” was understated by $5,156 ($3,348 after-tax) as a result of an accounting error in which the allowance for rebates was overstated. The Corporation assessed the error amounts considering Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” as well as SEC SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” The multi-year error dating back to fiscal 2001 was not considered to be material to any prior period reported consolidated financial statements, but was deemed material in the current year. Accordingly, the Corporation recorded the correction of the overstatement of the allowance for rebates (correspondingly, an understatement of net income of prior periods) as an adjustment to beginning retained earnings pursuant to the special transition provision detailed in SAB No. 108.

NOTE 2—ACQUISITIONS

During the second quarter of 2007, the Corporation acquired an online greeting card business for approximately $21,000. Approximately $15,000 was paid in the second quarter and approximately $6,000,

recorded in “Accrued liabilities” on the Consolidated Statement of Financial Position, will be paid in the first quarter of 2008. Cash paid, net of cash acquired, was $11,154 and is reflected in investing activities in the Consolidated Statement of Cash Flows. In connection with this acquisition, intangible assets and goodwill of $11,200 and $12,500, respectively, were recorded. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. The pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

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

Collage is a European manufacturer of gift-wrap products. The Corporation acquired the net assets of Collage valued at approximately $300 and recorded goodwill of approximately $6,000. Approximately $2,700 was paid at the closing and $1,300 was paid in 2006. The remainder, totaling $1,968, was paid in February 2007.

The Hatchery develops and produces original family and children’s entertainment for all media. In accordance with FIN 46(R), the results of the Hatchery are consolidated. The Corporation acquired 50% of the net assets of the Hatchery, which were valued at approximately $200, and recorded goodwill of approximately $2,200.

As part of the acquisition of Gibson Greetings, Inc. (“Gibson”) in March 2000, the Corporation incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Gibson locations, to involuntarily terminate Gibson employees, and for other costs to integrate operating locations and other activities of Gibson with the Corporation. As of March 1, 2002, all activities and cash payments were substantially completed with the exception of ongoing rent payments related to a closed distribution facility. The balance of the facility obligation was $25,081 at February 28, 2005. During 2006, the Corporation paid approximately $12,000 to settle the facility obligation and to purchase a related building. The remaining facility obligation was reversed to goodwill in accordance with EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result, goodwill was reduced approximately $9,500, net of tax.

NOTE 3—OTHER INCOME—NET

	2007	2006	2005
Royalty revenue	$(49,492)	$(52,664)	$(63,724)
Foreign exchange gain	(2,733)	(3,291)	(3,610)
Interest income	(8,105)	(10,885)	(5,040)
Gain on sale of investment	—	—	(3,095)
Gain on contract terminations	(20,004)	—	—
Loss on disposal of candle product lines	15,969	—	—
Other	(1,165)	2,164	(20,569)

	$(65,530)	$(64,676)	$(96,038)

During 2007, the $20,004 gain on contract terminations was a result of retailer consolidations, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments. Also, in 2007, the Corporation sold substantially all of the assets associated with its candle product lines and recorded a loss of $15,969. Included in the assets of the candle product lines that were sold was the building purchased in connection with the settlement of the facility obligation discussed in Note 2 above. This sale reflects the Corporation’s strategy to focus its resources on businesses and product lines closely related to its core social expression business. The proceeds of $6,160 received from the sale of the candle product lines in 2007 and the proceeds of $19,050 from the sale of an investment in 2005 are included in “Other—net” investing activities in the Consolidated Statement of Cash Flows for the respective periods.

In 2005, “Other” included a $10,000 one-time receipt related to licensing activities. “Other” includes, among other things, gains and losses on asset disposals and rental income.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share—assuming dilution:

	2007	2006	2005
Numerator:
Income from continuing operations	$43,265	$90,996	$67,707
Add-back—interest on convertible subordinated notes, net of tax	1,967	7,498	7,501

Income from continuing operations—assuming dilution	$45,232	$98,494	$75,208

Denominator (thousands):
Weighted average shares outstanding	57,952	65,965	68,545
Effect of dilutive securities:
Convertible debt	4,015	12,576	12,591
Stock options and other	396	685	881

Weighted average shares outstanding—assuming dilution	62,363	79,226	82,017

Income from continuing operations per share	$0.75	$1.38	$0.99

Income from continuing operations per share—assuming dilution	$0.72	$1.24	$0.91

Approximately 3.2 million, 1.2 million and 2.5 million stock options, in 2007, 2006 and 2005, respectively, were excluded from the computation of earnings per share—assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective years.

NOTE 5—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The balance of accumulated other comprehensive (loss) income consisted of the following components:

	February 28, 2007	February 28, 2006
Foreign currency translation adjustments	$41,916	$10,926
Pension and postretirement benefits adjustments, net of tax (See Note 12)	(42,931)	(462)
Unrealized investment gain (loss), net of tax	2	(347)
Other	—	(294)

	$(1,013)	$9,823

The change in foreign currency translation adjustments from February 28, 2006 to February 28, 2007 included approximately $3,800 transferred from foreign currency translation adjustments due to the sale of the Corporation’s South African business unit. Refer to Note 17 for further information on the sale of the Corporation’s South African business unit.

NOTE 6—TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	February 28, 2007	February 28, 2006
Allowance for seasonal sales returns	$62,567	$71,590
Allowance for doubtful accounts	6,350	8,075
Allowance for cooperative advertising and marketing funds	24,048	21,658
Allowance for rebates	40,053	51,957

	$133,018	$153,280

NOTE 7—INVENTORIES

	February 28, 2007	February 28, 2006
Raw materials	$17,590	$19,806
Work in process	11,315	15,399
Finished products	207,676	235,657

	236,581	270,862
Less LIFO reserve	79,145	79,403

	157,436	191,459
Display material and factory supplies	25,182	21,650

	$182,618	$213,109

There were no material LIFO liquidations in 2007, 2006 or 2005.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

	February 28, 2007	February 28, 2006
Land	$15,005	$11,639
Buildings	264,935	276,504
Equipment and fixtures	664,594	665,491

	944,534	953,634
Less accumulated depreciation	659,462	649,794

	$285,072	$303,840

During 2007, including the fixed assets that were part of the candle product lines, the Corporation disposed of approximately $62,000 of property, plant and equipment that included accumulated depreciation of approximately $45,000 compared to disposals in 2006 of approximately $70,000 with accumulated depreciation of approximately $51,000. Also, continued operating losses and negative cash flows led to testing for impairment of long-lived assets in the Retail Operations segment in accordance with SFAS 144. As a result, fixed asset impairment charges of $1,760 and $3,956 were recorded in “Selling, distribution and marketing” on the Consolidated Statement of Income for 2007 and 2006, respectively.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

During the third quarter of 2006, indicators emerged within the Retail Operations segment and one international reporting unit in the International Social Expression Products segment that led the Corporation’s management to conclude that a SFAS 142 goodwill impairment test was required to be performed during the third quarter. A discounted cash flow method was used for testing purposes.

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

There were three primary indicators that emerged within the Retail Operations segment during the third quarter: (1) continued operating losses and negative cash flows led to the testing and impairment of long-lived assets in some retail stores in accordance with SFAS 144. As a result, a fixed asset impairment charge was recorded in the third quarter of 2006. Fixed asset recovery testing under SFAS 144 is an indicator of potential goodwill impairment under SFAS 142; (2) recent negotiations indicated the potential loss of approximately 40 to 60 retail locations due to the inability to renew or extend lease terms; and (3) a revised long-term cash flow forecast that was significantly lower than prior estimates. As a result of the testing, the Corporation recorded an impairment charge of $17,835, representing all of the goodwill for the Retail Operations segment.

The Corporation completed the required annual impairment test of goodwill in the fourth quarter of 2006 and based on the results of the testing, no impairment charges were recorded for continuing operations. No impairment charges were recorded for continuing operations in 2007 or 2005.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the years ended February 28, 2007 and 2006 by segment, is as follows:

	North American Social Expression Products	International Social Expression Products	AG Interactive	Retail Operations	Non Reportable Segments	Total
Balance at February 28, 2005	$57,485	$112,429	$76,947	$17,749	$82	$264,692
Acquisition related	(9,246)	—	705	—	—	(8,541)
Impairment	—	(25,318)	—	(17,835)	—	(43,153)
Currency translation and other	(67)	(10,327)	(1,927)	86	—	(12,235)

Balance at February 28, 2006	48,172	76,784	75,725	—	82	200,763
Acquisition related	—	—	12,500	—	—	12,500
Currency translation and other	(329)	9,257	1,914	—	—	10,842

Balance at February 28, 2007	$47,843	$86,041	$90,139	$—	$82	$224,105

Substantially all of the balance in “Currency translation and other” relates to foreign currency.

At February 28, 2007 and 2006, intangible assets subject to the amortization provisions of SFAS 142, net of accumulated amortization, were $12,664 and $3,536, respectively. The Corporation does not have any indefinite-lived intangible assets.

The following table presents information about other intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	February 28, 2007			February 28, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,540	$(3,124)	$416	$3,469	$(3,034)	$435
Trademarks	16,901	(6,316)	10,585	6,477	(5,257)	1,220
Leasehold interest	4,427	(4,427)	—	4,421	(4,394)	27
Other	2,002	(339)	1,663	2,002	(148)	1,854

	$26,870	$(14,206)	$12,664	$16,369	$(12,833)	$3,536

Amortization expense for intangible assets totaled $2,405, $1,374 and $676 in 2007, 2006 and 2005, respectively. Estimated annual amortization expense for the next five years will approximate $3,700 in 2008, $3,500 in 2009, $1,800 in 2010, $900 in 2011 and $800 in 2012. The weighted average remaining amortization period is approximately 5 years.

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

A portion of the total consideration may be payable by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” in the Consolidated Statement of Financial Position, and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains an allowance for deferred costs related to supply agreements of $28,000 and $30,600 at February 28, 2007 and 2006, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Deferred costs and future payment commitments were as follows:

	February 28, 2007	February 28, 2006
Prepaid expenses and other	$131,972	$156,442
Other assets	355,115	489,286

Deferred cost assets	487,087	645,728
Other current liabilities	(47,692)	(61,391)
Other liabilities	(49,648)	(68,695)

Deferred cost liabilities	(97,340)	(130,086)

Net deferred costs	$389,747	$515,642

NOTE 11—LONG AND SHORT-TERM DEBT

On June 29, 2001, the Corporation issued $175,000 of 7.00% convertible subordinated notes, due on July 15, 2006. The notes were convertible at the option of the holders into Class A common shares of the Corporation at any time before the close of business on July 15, 2006, at a conversion rate of 71.9466 common shares per $1 principal amount of notes. During 2006, $208 of these notes were converted into approximately 15,000 Class A common shares.

On May 26, 2006, $159,122 of the 7.00% convertible subordinated notes were exchanged (modified) for a new series of 7.00% convertible subordinated notes due on July 15, 2006. The Corporation paid an exchange fee of $796 that was deferred at May 26, 2006 and amortized over the remaining term of the new convertible subordinated notes. The terms of the new notes were substantially the same as the old notes except that upon conversion, the new notes were settled in cash and Class A common shares. Upon conversion, the old notes could only be settled in Class A common shares. During 2007, the Corporation issued 1,126,026 Class A common shares upon conversion of $15,651 of the old series of 7.00% convertible subordinated notes. Upon settlement of the new series of 7.00% convertible subordinated notes, the Corporation paid $159,122 in cash and issued 4,379,339 Class A common shares. The 5,505,365 Class A common shares issued upon conversion of the convertible notes were issued from the Corporation’s treasury shares. This issuance resulted in a treasury stock loss of approximately $200,000, which was recorded against retained earnings.

On May 24, 2006, the Corporation issued $200,000 of 7.375% senior unsecured notes, due on June 1, 2016. The proceeds from this issuance were used for the repurchase of the Corporation’s 6.10% senior notes due on August 1, 2028 that were tendered in the Corporation’s tender offer and consent solicitation that was completed on May 25, 2006.

On May 25, 2006, the Corporation repurchased $277,310 of its 6.10% senior notes due on August 1, 2028 and recorded a charge of $5,055 for the consent payment and other fees associated with the notes repurchased, as well as for the write-off of related deferred financing costs. In conjunction with the tender, the indenture governing the 6.10% senior notes was amended to eliminate certain restrictive covenants and events of default. The remaining 6.10% senior notes may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $229,906 (at a carrying value of $222,690) and $582,502 (at a carrying value of $473,702) at February 28, 2007 and 2006, respectively.

On April 4, 2006, the Corporation entered into a new $650,000 secured credit agreement. The new credit agreement included a $350,000 revolving credit facility and a $300,000 delay draw term loan. The Corporation could request one or more term loans until April 4, 2007. In connection with the execution of this new agreement, the Corporation’s amended and restated credit agreement dated May 11, 2004 was terminated and deferred financing fees of $1,013 were written off. The obligations under the new credit agreement are guaranteed by the Corporation’s material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings Corporation and each of its material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of the Corporation’s domestic subsidiaries and 65% of the capital stock of the Corporation’s first tier foreign subsidiaries. The revolving credit facility will mature on April 4, 2011 and any outstanding term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2007, with the balance payable on April 4, 2013. There were no balances outstanding under this facility at February 28, 2007.

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

On February 26, 2007, the credit agreement dated April 4, 2006 was amended. The amendment decreased the size of the term loan facility to $100,000 and extended the period during which the Corporation may borrow on the term loan until April 4, 2008. In connection with the reduction of the term loan facility, deferred financing fees of $1,128 were written off. Further, it extended the commitment fee on the term loan through April 4, 2008 and increased the fee to 75 basis points on the undrawn portion of the loan. The start of the amortization period was also changed from April 4, 2007 to April 4, 2008.

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

The Corporation is also party to an amended and restated receivables purchase agreement with available financing of up to $150,000. The agreement expires on October 23, 2009. Under the amended and restated receivables purchase agreement, the Corporation and certain of its subsidiaries sell accounts receivable to AGC Funding Corporation (“AGC Funding”), a wholly-owned, consolidated subsidiary of the Corporation, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit. This arrangement is accounted for as a financing transaction.

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

There were no balances outstanding under the amended and restated receivables purchase agreement as of February 28, 2007.

At February 28, 2007, the Corporation was in compliance with its financial covenants under the borrowing agreements described above.

There was no debt due within one year at February 28, 2007. As of February 28, 2006, debt due within one year was $174,792.

Long-term debt and their related calendar year due dates were as follows:

	February 28, 2007	February 28, 2006
6.10% Senior Notes, due 2028	$22,690	$298,910
7.375% Senior Notes, due 2016	200,000	—
Other (due 2008 – 2011)	1,225	1,606

	$223,915	$300,516

Aggregate maturities of long-term debt are as follows:

2009	$425
2010	132
2011	132
2012	47
Thereafter	223,179

$223,915

As part of its normal operations, the Corporation provides financing for certain transactions with some of its vendors, which includes a combination of various guarantees and letters of credit. At February 28, 2007, the Corporation had credit arrangements to support the letters of credit in the amount of $142,371 with $27,887 of credit outstanding.

Interest paid in cash on short-term and long-term debt was $32,410 in 2007, $32,797 in 2006, and $70,362 in 2005. In 2007, interest expense included $5,055 related to the early retirement of substantially all of our 6.10% senior notes including the consent payment, fees paid and the write-off of deferred financing costs. Deferred financing costs of $1,013 and $1,128 associated with the termination of the credit facility in April 2006 and the amendment of the term loan facility in February 2007, respectively, were also written off during the year. These amounts were partially offset by $2,390 for the net gain recognized on an interest rate derivative entered into and settled during 2007. In 2006, interest expense included $863 for the payment of the premium associated with the remaining 11.75% senior subordinated notes repurchased as well as the write-off of related deferred financing costs. In 2005, interest expense included $39,056 for the payment of the premium and other fees associated with the 11.75% notes repurchased as well as for the write-off of related deferred financing costs.

NOTE 12—RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $6,751, $12,384 and $11,280 for 2007, 2006 and 2005, respectively. In addition, the Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation’s matching contributions were $4,545, $4,296 and $4,682 for 2007, 2006 and 2005, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Annual expense and accumulated benefits of these foreign plans were not material to the consolidated financial statements. For the defined benefit plans, in the aggregate, the actuarially computed plan benefit obligation approximates the fair value of plan assets.

The Corporation also participates in a multi-employer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multi-employer plan, representing contributions to the plan, was $753, $988 and $653 in 2007, 2006 and 2005, respectively.

The Corporation has deferred compensation plans that provide executive officers and directors with the opportunity to defer receipt of compensation and director fees, respectively, including compensation received in the form of the Corporation’s common shares. The Corporation funds these deferred compensation liabilities by making contributions to a rabbi trust. In accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” both the trust assets and the related obligation associated with deferrals of the Corporation’s common shares are recorded in equity at cost and offset each other. There was approximately 0.1 million common shares in the trust at February 28, 2007 with a cost of approximately $2 million.

In 2001, the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Retirement Plan has a measurement date of February 28 or 29. The Corporation made discretionary contributions of $4,000 to the plan assets in 2006. No contributions were made in 2007. The Retirement Plan was fully funded at both February 28, 2007 and 2006.

The Corporation also has a defined benefit pension plan (the “Supplemental Executive Retirement Plan”) covering certain management employees. The Supplemental Executive Retirement Plan has a measurement date of February 28 or 29. The Supplemental Executive Retirement Plan was amended in 2005 to change the twenty-year cliff-vesting period with no minimum plan service requirements to a ten-year cliff-vesting period with a requirement that at least five years of that service must be as a plan participant.

The Corporation also has several defined benefit pension plans at its Canadian subsidiary. These include a defined benefit pension plan covering most Canadian salaried employees, which was closed to new participants effective January 1, 2006, but eligible members continue to accrue benefits and an hourly plan in which benefits earned have been frozen and participants no longer accrue benefits after March 1, 2000. There are also two unfunded plans, one that covers a supplemental executive retirement pension relating to an employment agreement and one that pays supplemental pensions to certain former hourly employees pursuant to a prior collective bargaining agreement. All plans have a measurement date of February 28 or 29.

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

On February 28, 2007, the Corporation adopted SFAS 158. SFAS 158 requires the Corporation to recognize the funded status of its defined benefit plans in the Consolidated Statement of Financial Position as of February 28, 2007, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs (credits) and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions,” and SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pension,” all of which were previously netted against the plans’ funded status in the Corporation’s Consolidated Statement of Financial Position in accordance with the provisions of SFAS 87 and SFAS 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Corporation’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on the Corporation’s Consolidated Statement of Financial Position at February 28, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on the Corporation’s Consolidated Statement of Income and it will not affect the Corporation’s operating results in subsequent periods. Had the Corporation not been required to adopt SFAS 158 at February 28, 2007, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87.

	At February 28, 2007
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at February 28, 2007
Assets:
Deferred income taxes	$19,960	$32,909	$52,869
Other assets	439,884	(22,997)	416,887

Total Assets	$1,768,302	$9,912	$1,778,214

Liabilities and Shareholders’ Equity:
Accrued compensation and benefits	$60,670	$522	$61,192
Other liabilities	110,695	51,715	162,410
Accumulated other comprehensive income (loss)	41,312	(42,325)	(1,013)

Total liabilities and shareholders’ equity	$1,768,302	$9,912	$1,778,214

The following table sets forth summarized information on the defined benefit pension plans and postretirement benefits plan:

	Pension Plans		Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$164,780	$153,172	$133,119	$125,780
Service cost	924	1,071	3,681	3,224
Interest cost	8,668	8,602	7,733	7,060
Participant contributions	43	355	4,371	4,326
Retiree drug subsidy payments	—	—	212	—
Plan amendments	—	1,195	(211)	—
Actuarial (gain) loss	(1,232)	7,542	4,097	2,641
Benefit payments	(9,832)	(9,481)	(9,199)	(9,912)
Currency exchange rate changes	(917)	2,324	—	—

Benefit obligation at end of year	162,434	164,780	143,803	133,119

Change in plan assets:
Fair value of plan assets at beginning of year	129,479	123,974	77,155	72,346
Actual return on plan assets	11,746	6,368	5,275	4,808
Employer contributions	4,860	6,380	(488)	5,587
Participant contributions	43	355	4,371	4,326
Benefit payments	(9,832)	(9,481)	(9,199)	(9,912)
Currency exchange rate changes	(770)	1,883	—	—

Fair value of plan assets at end of year	135,526	129,479	77,114	77,155

Underfunded status at end of year	(26,908)	(35,301)	(66,689)	(55,964)
Unrecognized transition obligation	—	67	—	—
Unrecognized prior service cost (credit)	—	1,720	—	(41,227)
Unrecognized loss	—	31,852	—	86,746

Accrued benefit cost	$(26,908)	$(1,662)	$(66,689)	$(10,445)

The accrued benefit cost is included in the Consolidated Statement of Financial Position in the following captions:

	Pension Plans		Postretirement Benefits
	2007	2006	2007	2006
Other assets	$7,444	$26,472	$—	$—
Accrued compensation and benefits	(2,002)	(1,607)	—	—
Other liabilities	(32,350)	(27,283)	(66,689)	(10,445)
Accumulated other comprehensive income	—	756	—	—

Accrued benefit cost	$(26,908)	$(1,662)	$(66,689)	$(10,445)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$24,991	N/A	$83,644	N/A
Net prior service cost (credit)	1,465	N/A	(34,020)	N/A
Net transition obligation	59	N/A	—	N/A

Accumulated other comprehensive income	$26,515	N/A	$49,624	N/A

For the defined benefit pension plans, the estimated net loss, prior service cost and transition obligation that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $1,400, $250, and $10, respectively. For the postretirement benefits plan, the estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $5,800 and ($7,400), respectively.

The following table presents significant weighted-average assumptions to determine benefit obligations and net periodic benefit cost:

	Pension Plans		Postretirement Benefits
	2007	2006	2007	2006
Weighted average discount rate used to determine:
Benefit obligations at measurement date
US	5.75%	5.50%	5.75%	5.50%
International	5.25%	5.25%	N/A	N/A
Net periodic benefit cost
US	5.50%	5.75%	5.50%	5.75%
International	5.25%	5.25%	N/A	N/A
Expected long-term return on plan assets:
US	7.00%	7.00%	7.00%	7.00%
International	6.00%	6.75%	N/A	N/A
Rate of compensation increase:
US	Up to 6.50%	Up to 6.50%	N/A	N/A
International	3.50 – 4.00%	2.50 – 4.00%	N/A	N/A
Health care cost trend rates:
For year ending February 28 or 29	N/A	N/A	10.0%	10.5%
For year following February 28 or 29	N/A	N/A	9.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	6.0%	6.0%
Year the rate reaches the ultimate trend rate	N/A	N/A	2014	2014

For 2007, the net periodic pension cost for the pension plans was based on long-term asset rates of return as noted above. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

For 2007, the Corporation assumed a long-term asset rate of return of 7% to calculate the expected return for the postretirement benefit plan. In developing the 7% expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical 15-year compounded returns for such asset classes. This rate is also consistent with actual compounded returns earned by the plan over several years.

	2007	2006
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$1,005	$876
Accumulated postretirement benefit obligation	10,431	9,942

Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(740)	(739)
Accumulated postretirement benefit obligation	(8,092)	(8,446)

The following table presents selected pension plan information:

	2007	2006
For all pension plans:
Accumulated benefit obligation	$158,844	$161,590

For pension plans that are not fully funded:
Projected benefit obligation	$37,408	$60,779
Accumulated benefit obligation	34,035	57,589
Fair value of plan assets	3,056	24,510

A summary of the components of net periodic benefit cost for the pension plans is as follows:

	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$924	$1,071	$1,069
Interest cost	8,668	8,602	8,612
Expected return on plan assets	(8,524)	(8,215)	(6,853)
Amortization of transition obligation	6	95	104
Amortization of prior service cost	254	254	93
Recognized net actuarial loss	2,218	1,438	138
Curtailment loss	—	914	—

Net periodic benefit cost	3,546	$4,159	$3,163

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	24,991	N/A	N/A
Prior service cost	1,465	N/A	N/A
Transition obligation	59	N/A	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$30,061	N/A	N/A

A summary of the components of net periodic benefit cost for the postretirement benefit plan is as follows:

	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$3,681	$3,224	$2,597
Interest cost	7,733	7,060	7,692
Expected return on plan assets	(5,098)	(4,804)	(5,327)
Amortization of prior service credit	(7,418)	(7,395)	(6,623)
Amortization of actuarial loss	7,022	6,562	6,767

Net periodic benefit cost	5,920	$4,647	$5,106

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	83,644	N/A	N/A
Prior service credit	(34,020)	N/A	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$55,544	N/A	N/A

At February 28, 2007 and 2006, the assets of the plans are held in trust and allocated as follows:

	Pension Plans		Postretirement Benefits
	2007	2006	2007	2006	Target Allocation
Equity securities:
US	55%	49%	35%	32%	15% – 35%
International	52%	52%	N/A	N/A	N/A
Debt securities:
US	44%	43%	62%	64%	55% – 75%
International	31%	30%	N/A	N/A	N/A
Cash and cash equivalents:
US	1%	8%	3%	4%	0% – 20%
International	17%	18%	N/A	N/A	N/A

As of February 28, 2007, the investment policy for the pension plans target an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due.

The investment policy for the postretirement benefit plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed, with debt securities averaging 2.5 years to maturity with a credit rating of ‘A’ or better. This policy is subject to review and change.

Although the Corporation does not anticipate that contributions to the Retirement Plan will be required in 2008, it may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Corporation are not expected to exceed deductible limits in accordance with Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute $1,950 to the Supplemental Executive Retirement Plan in 2008. The plan is a non-qualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

In addition, the Corporation does not anticipate contributing to the postretirement benefit plan in 2008.

The benefits expected to be paid out are as follows:

		Postretirement Benefits
	Pension Plans	Excluding Effect of Medicare Part D Subsidy	Including Effect of Medicare Part D Subsidy
2008	$9,699	$9,772	$8,957
2009	9,679	10,346	9,439
2010	9,880	10,882	9,875
2011	10,027	11,528	10,421
2012	10,041	11,933	10,721
2013 – 2017	52,834	62,896	55,650

NOTE 13—LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28, 2007, 2006 and 2005, are as follows:

	2007	2006	2005
Gross rentals	$55,537	$56,258	$63,932
Sublease rentals	(235)	(436)	(404)

Net rental expense	$55,302	$55,822	$63,528

At February 28, 2007, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2008	$30,115
2009	24,599
2010	19,152
2011	14,591
2012	10,160
Later years	12,584

111,201
Sublease rentals	(1,582)

Net rentals	$109,619

NOTE 14—COMMON SHARES AND STOCK OPTIONS

At February 28, 2007 and 2006, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B common shares.

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

Total stock-based compensation expense, recognized in “Administrative and general” expenses on the Consolidated Statement of Income, was $7,559 ($4,604 net of tax), which reduced earnings per share and earnings per share—assuming dilution by $0.08 and $0.07 per share, respectively, during the year ended February 28, 2007.

Prior to March 1, 2006, the Corporation followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for its stock options granted to employees and directors. Because the exercise price of the Corporation’s stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. The Corporation had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Pro forma information regarding the impact of total stock-based compensation on net income and earnings per share for prior periods is required by SFAS 123R. SFAS 123R also requires the tax benefits associated with the share-based payments to be classified as financing activities in the Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous accounting guidance.

The following illustrates the pro forma information, determined as if the Corporation had applied the fair value method of accounting for stock options, for the fiscal years ended February 28, 2006 and 2005:

	2006	2005
Net income as reported	$84,376	$95,279
Add: Stock-based compensation expense included in net income, net of tax	767	—
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	6,273	5,784

Pro forma net income	$78,870	$89,495

Earnings per share:
As reported	$1.28	$1.39
Pro forma	1.20	1.31
Earnings per share—assuming dilution:
As reported	$1.16	$1.25
Pro forma	1.09	1.18

Under the Corporation’s Stock Option Plans, options to purchase common shares are granted to directors, officers and other key employees at the then-current market price. In general, subject to continuing service, options become exercisable commencing twelve months after date of grant in annual installments and expire over a period of not more than ten years from the date of grant. The Corporation, from time to time, makes certain grants whereby the vesting or exercise periods have the potential to be accelerated if the market value of the Corporation’s Class A common shares reaches certain specified prices. These grants are subject to the terms of the applicable option plans and agreements. These types of grants are not material to the total number of options outstanding at February 28, 2007. The Corporation generally issues new shares when options to purchase Class A common shares are exercised and treasury shares when options to purchase Class B shares are exercised.

Stock option transactions and prices are summarized as follows:

	Number of Class A Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2006	5,395,480	$22.12		$9,072
Granted	1,162,975	22.60
Exercised	(350,746)	17.47
Cancelled	(821,263)	26.95

Outstanding at February 28, 2007	5,386,446	$21.87	6.1	$12,844

Exercisable at February 28, 2007	3,866,522	$21.33	5.3	$11,967

	Number of Class B Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2006	893,882	$26.28		$122
Granted	193,000	22.65
Exercised	—	—
Cancelled	(452,962)	29.40

Outstanding at February 28, 2007	633,920	$22.94	7.8	$664

Exercisable at February 28, 2007	256,921	$22.83	7.2	$512

The fair value of the options granted is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Risk-free interest rate	5.0%	3.5%	2.9%
Dividend yield	1.41%	0.08%	0.01%
Expected stock volatility	0.24	0.33	0.43
Expected life in years	2.2	4.1	3.7

The weighted average fair value per share of options granted during 2007, 2006 and 2005 was $3.81, $7.69 and $7.41, respectively. The total intrinsic value of options exercised was $2,192, $14,963 and $24,033 in 2007, 2006 and 2005, respectively.

During 2006, approximately 180,000 performance shares were awarded to certain executive officers under the American Greetings 1997 Equity and Performance Incentive Plan. The performance shares represent the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a five-year performance period. The performance shares are in lieu of a portion of the officer’s annual cash bonus. The number of performance shares actually earned will be based on the percentage of the officer’s target incentive award, if any, that the officer achieves during the performance period under the Annual Incentive Plan. The Corporation recognizes compensation expense related to performance shares ratably over the estimated vesting period. The fair value per share of the performance shares in 2007 was $20.73, using the following assumptions: risk-free interest rate of 4.74%; dividend yield of 1.52%; volatility of 0.24; and an expected life of one year. The fair value per share of the performance shares in 2006 was $24.88, using the following assumptions: risk-free interest rate of 3.20%; dividend yield of 0.24%; volatility of 0.24; and an expected life of one year. Compensation costs recognized for approximately 60,000 performance shares vesting in both 2007 and 2006 were approximately $1,200 (included in the $7,559 stock compensation expense disclosed above) and $1,300, respectively. Approximately 60,000 Class B common shares were issued in 2007 related to the performance shares earned and vested in 2006.

As of February 28, 2007, the Corporation had unrecognized compensation expense of approximately $4,500, before taxes, related to stock options and performance shares. The unrecognized compensation expense is expected to be recognized over an average period of approximately one year.

The number of shares available for future grant at February 28, 2007 is 2,567,914 Class A common shares and 662,156 Class B common shares.

NOTE 15—BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass retailers as the primary channel. As permitted under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. Approximately 20% of the International Social Expression Products segment’s net sales in 2007 are attributable to one customer.

At February 28, 2007, the Corporation owned and operated 436 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors.

AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.

The Corporation’s non-reportable operating segments primarily include licensing activities and the design, manufacture and sale of display fixtures.

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

The reporting and evaluation of segment assets include net accounts receivable, inventory on a FIFO basis, display materials and factory supplies, prepaid expenses, other assets and net property, plant and equipment.

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

Geographical Information

	Net Sales			Fixed Assets—Net
	2007	2006	2005	2007	2006
United States	$1,288,368	$1,427,191	$1,420,457	$232,297	$251,086
United Kingdom	227,327	220,622	227,496	35,556	32,941
Other foreign	228,908	227,291	223,293	17,219	19,813

Consolidated	$1,744,603	$1,875,104	$1,871,246	$285,072	$303,840

Product Information

	Net Sales
	2007	2006	2005
Everyday greeting cards	$656,906	$717,622	$684,102
Seasonal greeting cards	363,793	404,227	365,894
Gift packaging	278,140	293,549	326,436
All other	445,764	459,706	494,814

Consolidated	$1,744,603	$1,875,104	$1,871,246

Operating Segment Information

	Net Sales			Segment Earnings (Loss)
	2007	2006	2005	2007	2006	2005
North American Social Expression Products	$1,187,808	$1,319,219	$1,303,815	$195,926	$294,420	$237,623
Intersegment items	(55,339)	(56,619)	(63,623)	(39,505)	(40,729)	(46,630)
Exchange rate adjustment	13,232	9,061	3,865	4,854	3,680	1,622

Net	1,145,701	1,271,661	1,244,057	161,275	257,371	192,615

International Social Expression Products	249,800	254,289	267,005	8,444	(12,703)	40,864
Exchange rate adjustment	30,268	21,543	27,628	1,249	(736)	4,890

Net	280,068	275,832	294,633	9,693	(13,439)	45,754

Retail Operations	193,390	206,765	238,159	(17,631)	(33,220)	(20,685)
Exchange rate adjustment	13,795	9,551	4,759	1,194	698	317

Net	207,185	216,316	242,918	(16,437)	(32,522)	(20,368)

AG Interactive	85,265	89,616	57,740	5,813	4,237	(1,022)
Exchange rate adjustment	102	(47)	179	(39)	27	(54)

Net	85,367	89,569	57,919	5,774	4,264	(1,076)

Non-reportable segments	26,281	18,280	32,624	15,677	25,172	28,277

Unallocated	1	3,446	(905)	(106,338)	(100,637)	(139,437)
Exchange rate adjustment	—	—	—	(283)	(334)	(729)

Net	1	3,446	(905)	(106,621)	(100,971)	(140,166)

Consolidated	$1,744,603	$1,875,104	$1,871,246	$69,361	$139,875	$105,036

	Depreciation and Amortization			Capital Expenditures
	2007	2006	2005	2007	2006	2005
North American Social Expression Products	$31,812	$34,172	$37,127	$27,707	$36,423	$32,072
Exchange rate adjustment	18	23	11	4	7	6

Net	31,830	34,195	37,138	27,711	36,430	32,078

International Social Expression Products	4,722	5,122	5,853	4,770	1,592	3,949
Exchange rate adjustment	579	408	560	617	128	403

Net	5,301	5,530	6,413	5,387	1,720	4,352

Retail Operations	5,953	7,211	6,511	3,202	5,878	8,638
Exchange rate adjustment	393	265	100	228	147	174

Net	6,346	7,476	6,611	3,430	6,025	8,812

AG Interactive	3,953	4,891	3,982	3,751	1,704	1,427
Exchange rate adjustment	19	(6)	5	6	(1)	—

Net	3,972	4,885	3,987	3,757	1,703	1,427
Non-reportable segments	1,343	1,125	1,114	1,438	120	342

Unallocated	588	991	1,006	3	58	168

	$49,380	$54,202	$56,269	$41,726	$46,056	$47,179

	Assets
	2007	2006
North American Social Expression Products	$965,975	$1,150,265
Exchange rate adjustment	(1,638)	1,395

Net	964,337	1,151,660

International Social Expression Products	229,712	253,381
Exchange rate adjustment	41,274	15,341

Net	270,986	268,722

Retail Operations	48,740	62,086
Exchange rate adjustment	2,639	3,671

Net	51,379	65,757

AG Interactive	114,570	96,610
Exchange rate adjustment	1,396	(726)

Net	115,966	95,884

Non-reportable segments	38,218	30,964

Unallocated and intersegment items	321,619	595,278
Exchange rate adjustment	15,709	10,697

Net	337,328	605,975

Consolidated	$1,778,214	$2,218,962

Termination Benefits and Facility Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

During 2007, the Corporation recorded a severance charge of $10,347 related to certain headcount reductions and facility closures including a manufacturing facility in the International Social Expression Products segment.

During 2006, the Corporation recorded a severance charge of $4,443 related to the Lafayette, Tennessee plant closure and other headcount reductions.

During 2005, the Corporation recorded a severance charge of $18,333 related to an overhead reduction program that eliminated approximately 300 associates and the Franklin, Tennessee plant closure. In connection with the Franklin plant closing, the North American Social Expression Products segment incurred additional costs of $5,345 in 2006 and $10,842 in 2005 for the write-down of the building, the write-off of equipment disposed, moving costs and various other related expenses.

The following table summarizes these charges by segment:

	2007	2006	2005
North American Social Expression Products	$5,486	$2,952	$14,797
International Social Expression Products	3,199	—	—
Retail Operations	362	466	496
AG Interactive	1,020	880	—
Non-reportable	—	—	442
Unallocated	280	145	2,598

Total	$10,347	$4,443	$18,333

The remaining balance of the severance accrual was $8,389 and $9,148 at February 28, 2007 and 2006, respectively.

Retail Leases

During 2005, the Retail Operations segment reviewed its accounting for leases and recorded a charge of $4,883 during the fourth quarter to correct certain errors that were identified. This correction related solely to accounting treatment and did not impact historic or future cash flows and did not have a material impact on current or prior year consolidated financial statements.

NOTE 16—INCOME TAXES

Income from continuing operations before income taxes:

	2007	2006	2005
United States	$53,716	$151,285	$51,883
Foreign	15,645	(11,410)	53,153

	$69,361	$139,875	$105,036

Income taxes (benefit) from the Corporation’s continuing operations have been provided as follows:

	2007	2006	2005
Current:
Federal	$28,326	$13,790	$10,785
Foreign	8,313	4,707	31,206
State and local	1,719	510	4,968

	38,358	19,007	46,959
Deferred	(12,262)	29,872	(9,630)

	$26,096	$48,879	$37,329

Significant components of the Corporation’s deferred tax assets and liabilities as reflected in the Consolidated Statement of Financial Position are as follows:

	February 28, 2007	February 28, 2006
Deferred tax assets:
Employee benefit and incentive plans	$46,741	$16,802
Net operating loss carryforwards	43,826	53,993
Deferred capital loss	9,256	5,608
Reserves not currently deductible	53,681	39,549
Charitable contributions carryforward	6,016	5,159
Foreign tax credit carryforward	19,945	7,048
Other	13,922	19,153

	193,387	147,312
Valuation allowance	(40,322)	(41,336)

Total deferred tax assets	153,065	105,976

Deferred tax liabilities:
Amortization of intangibles	9,009	531
Depreciation	24,025	28,544
Other	1,665	12,465

Total deferred tax liabilities	34,699	41,540

Net deferred tax assets	$118,366	$64,436

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases as well as from net operating loss and tax credit carryforwards, and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income tax payments in future years. The Corporation’s deferred tax assets at February 28, 2007 and 2006 include foreign tax credits that will be realized as a result of the American Jobs Creation Act of 2004, which increased the foreign tax credit (“FTC”) carryover period from five years to ten years. In 2005, the Corporation removed its valuation allowance against the FTC carryforwards. The Corporation believes it is more likely than not that it will utilize these credits.

The Corporation periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 28, 2007, the valuation allowance of $40,322 related principally to certain foreign and domestic net operating loss carryforwards and deferred capital losses.

Reconciliation of the Corporation’s income tax expense from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2007	2006	2005
Income tax expense at statutory rate	$24,276	$48,956	$36,763
State and local income taxes, net of federal tax benefit	(2,584)	5,757	3,259
Canada income tax audit assessment	5,133	—	12,961
Tax-exempt interest	(1,396)	(2,788)	(781)
Nondeductible goodwill	—	4,170	—
Research and experimental tax credits	(570)	(4,069)	—
Foreign differences	1,554	2,028	(212)
Foreign tax credit related matters	(3,163)	(2,447)	(12,358)
Mexico valuation allowance	2,707	—	—
Accruals and settlements related to federal tax audits	2,585	—	—
Other	(2,446)	(2,728)	(2,303)

Income tax at effective tax rate	$26,096	$48,879	$37,329

Income taxes paid were $30,375 in 2007, $43,267 in 2006 and $50,760 in 2005. As of February 28, 2007, the Corporation has projected income tax refunds of $63,567 related to federal amended returns filed, IRS exam adjustments for 2000 through 2005 and Canadian exam adjustments for 2000 through 2002.

At February 28, 2007, the Corporation had deferred tax assets of $36,874 related to foreign net operating loss carryforwards, of which $20,479 have no expiration dates and $16,395 have expiration dates ranging from 2008 through 2017. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss, charitable contribution and FTC carryforwards of $9,685, $15,380, $6,016 and $19,945, respectively. The federal net operating loss carryforward expires in 2021. The state net operating loss carryforwards have expiration dates ranging from 2008 to 2027. The charitable contribution carryforwards have expiration dates ranging from 2008 to 2009. The FTC carryforwards have expiration dates ranging from 2011 to 2014.

During the fourth quarter of 2005, the Canada Customs and Revenue Agency issued a tax assessment to the Corporation for certain income tax issues relating to the years 2000 through 2002. The Corporation recorded a tax expense, including interest and penalties, of $12,961 in 2005 relating to the assessment. During 2006, the Corporation made payments to satisfy the expected liability relating to this assessment. During 2007, the Corporation re-evaluated its position regarding the expected outcome of the Canadian assessments and revised the amount of expected Canadian refund and associated FTC by $5,133.

During the fourth quarter of 2007, the Corporation re-evaluated its position regarding its ability to utilize the deferred tax assets of its subsidiary in Mexico. Based on the cumulative operating losses, the Corporation believes a full valuation allowance is necessary. Tax expense of $2,707 was recorded in 2007 to increase the Mexican valuation allowance in order to fully reserve against the net deferred tax assets.

Deferred taxes have not been provided on $79,946 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

NOTE 17—DISCONTINUED OPERATIONS

Discontinued operations include the Corporation’s educational products business, its entertainment development and production joint venture, its South African business unit and its nonprescription reading glasses business. Learning Horizons, the Hatchery, Magnivision and the South African business units each meet the definition of a “component of an entity” and have been accounted for as discontinued operations under SFAS 144. Accordingly, the Corporation’s consolidated financial statements and related notes have been presented to reflect all four as discontinued operations for all periods presented. Learning Horizons, the Hatchery and Magnivision were previously included within the Corporation’s “non-reportable segments” and the South African business unit was included within the former “Social Expression Products” segment.

The following summarizes the results of discontinued operations for the periods presented:

	2007	2006	2005
Net sales	$14,806	$29,032	$62,446

Pre-tax (loss) income from operations	(9,502)	(9,319)	8,028
Gain on sale	5,784	—	35,525

	(3,718)	(9,319)	43,553
Income tax (benefit) expense	(2,831)	(2,699)	15,981

(Loss) income from discontinued operations, net of tax	$(887)	$(6,620)	$27,572

In February 2007, the Corporation entered into an agreement to sell its educational products subsidiary, Learning Horizons. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in March 2007. The pre-tax loss from operations in 2007 included $108 of fixed asset impairment charges in accordance with SFAS 144 and $640 of goodwill impairment charges in accordance with SFAS 142, representing all the goodwill of the reporting unit. Additional charges of $3,472 were recorded for other inventory and receivable reductions. The charges and impairments were primarily recorded as a result of the intention to sell Learning Horizons, and therefore, present the operation at its estimated fair value.

Also, in February 2007, the Corporation committed to a plan to exit its investment in the Hatchery, which seeks growth from opportunities that are inconsistent with the Corporation’s objectives and that would require significant capital commitments. The Corporation is taking this action as it has decided to focus its efforts on opportunities in children’s animation. The pre-tax loss from operations in 2007 included $2,196 of goodwill impairment charges in accordance with SFAS 142, representing all of the goodwill of the reporting unit. As a result of the annual impairment testing performed in the fourth quarter, the Corporation concluded that the goodwill value had declined to zero.

In February 2006, the Corporation committed to a plan to sell its South African business unit. It had been determined that the business unit was no longer a strategic fit for the Corporation. The sale closed in the second quarter of 2007 during which the Corporation recorded a pre-tax gain of $703. Immediately prior to, but in conjunction with, the sale of the South African business, approximately 50% of the shares owned by the Corporation were sold back to the South African business for approximately $4,000. The remaining outstanding shares owned by the Corporation were sold to a third party for proceeds of approximately $5,500. The total of approximately $9,500 is included in “Cash receipts related to discontinued operations” in the Consolidated Statement of Cash Flows. The pre-tax loss from operations in 2006 included $3,494 of fixed asset impairment charges in accordance with SFAS 144 and $2,453 of goodwill impairment charges in accordance with SFAS 142, representing all the goodwill of the reporting unit. Additional charges of $5,921 were recorded for the write-off of deferred costs and other inventory and receivable reductions. The charges and impairments were primarily recorded as a result of the intention to sell the South African business, and therefore, present the operation at its estimated fair value.

On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business to AAiFosterGrant, a unit of sunglasses maker Foster Grant. The sale reflected the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale of Magnivision closed in the third quarter of 2005 during which the Corporation received cash proceeds of $77,000 and recorded a pre-tax gain of $35,525. In the third quarter of 2006, a modification of the differential of the tax basis of the gain on the sale of Magnivision resulted in a $2,620 tax benefit. In the third quarter of 2007, the Corporation recorded an additional pre-tax gain of $5,100 based on the final closing balance sheet adjustments for the sale of Magnivision. Proceeds of $3,000 are included in “Cash receipts related to discontinued operations” in the Consolidated Statement of Cash Flows. The remainder will be received in 2008.

“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Consolidated Statement of Financial Position include the following:

	February 28, 2007	February 28, 2006
Assets of businesses held for sale:
Current assets	$2,933	$19,487
Other assets	2,185	5,198
Fixed assets	81	218

	$5,199	$24,903

Liabilities of businesses held for sale:
Current liabilities	$610	$3,528
Noncurrent liabilities	1,322	99

	$1,932	$3,627

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

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2007 and 2006:

	Quarter Ended
	May 26	Aug 25	Nov 24	Feb 28
Fiscal 2007
Net sales	$404,170	$357,483	$510,102	$472,848
Gross profit	228,933	184,675	264,915	239,289
Income (loss) from continuing operations	16,550	(12,557)	47,015	(7,743)
(Loss) income from discontinued operations, net of tax	(1,158)	2,059	2,692	(4,480)
Net income (loss)	15,392	(10,498)	49,707	(12,223)
Earnings (loss) per share:
Continuing operations	$0.28	$(0.22)	$0.79	$(0.14)
Net income (loss)	0.26	(0.18)	0.84	(0.22)
Earnings (loss) per share—assuming dilution:
Continuing operations	0.26	(0.22)	0.79	(0.14)
Net income (loss)	0.24	(0.18)	0.83	(0.22)

Dividends declared per share	0.08	0.08	0.08	0.08

During the fourth quarter of 2007, the Corporation committed to a plan to sell its Learning Horizons and Hatchery business units. Accordingly, the businesses were reclassified as discontinued operations and prior periods were restated.

The first quarter included a pre-tax charge of $4,963 for the consent payment and other fees associated with the repurchase of substantially all the Corporation’s $300,000 6.10% senior notes and pre-tax income of $2,390 for the net gain recognized on the interest rate derivative entered into and settled during the first quarter. The second quarter included a tax benefit of $2,120, recorded in discontinued operations, related to the sale of the Corporation’s South African business unit. The third quarter included a pre-tax severance charge of $3,806 and a $20,004 gain as a result of retailer consolidations, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments. The Corporation also recorded a pre-tax gain of $5,100, recorded in discontinued operations, based on the final closing balance sheet adjustments for the sale of Magnivision. The fourth quarter included a pre-tax charge of $6,567 related to the closure of 60 stores in the Retail Operations segment, a pre-tax fixed asset impairment charge of $1,760 in the Retail Operations segment, a pre-tax severance charge of $6,033 and a pre-tax loss of $15,969 from the sale of the candle product lines. Within discontinued operations, the fourth quarter included a pre-tax goodwill impairment charge of $2,196 related to the Hatchery and a pre-tax charge of $4,220 associated with impairments at Learning Horizons which were primarily recorded as a result of the intent to sell the business.

Quarterly earnings per share amounts do not add to the full year primarily due to share repurchases during the periods, the conversion and settlement of certain debt securities during the period, as well as the anti-dilutive impact of potentially dilutive securities in periods in which the Corporation recorded a net loss.

	Quarter Ended
	May 27	Aug 26	Nov 25	Feb 28
Fiscal 2006
Net sales	$436,034	$381,183	$550,474	$507,413
Gross profit	258,778	207,817	276,687	284,864
Income from continuing operations	26,284	3,635	10,011	51,066
Income (loss) from discontinued operations, net of tax	130	(394)	2,916	(9,272)
Net income	26,414	3,241	12,927	41,794
Earnings per share:
Continuing operations	$0.39	$0.06	$0.16	$0.82
Net income	0.39	0.05	0.20	0.67
Earnings per share—assuming dilution:
Continuing operations	0.35	0.06	0.15	0.70
Net income	0.35	0.05	0.19	0.58
Dividends declared per share	0.08	0.08	0.08	0.08

During the fourth quarter of 2007, the Corporation committed to a plan to sell its Learning Horizons and Hatchery business units. Accordingly, the businesses were reclassified as discontinued operations and prior periods were restated.

For 2006, the Corporation’s subsidiary, AG Interactive, changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the quarter ended May 27, 2005 included five months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11,000, but had no impact on earnings.

The first quarter included a pre-tax charge of $862 related to the repurchase of the Corporation’s remaining 11.75% senior subordinated notes and a pre-tax charge of $3,238 associated with a plant closure. The second quarter included a pre-tax charge of $2,107 associated with a plant closure. The third quarter included a pre-tax goodwill impairment charge of $43,153, a pre-tax charge of $2,074 for a planned plant closure and a pre-tax fixed asset impairment charge of $2,376 in the Retail Operations segment. The fourth quarter included a pre-tax fixed asset impairment charge of $1,580 in the Retail Operations segment, a pre-tax charge of $2,369 for an overhead reduction program and a pre-tax charge, recorded in discontinued operations, of $11,868 associated with impairments at the South African business unit which were primarily recorded as a result of the intent to sell the business.

Quarterly earnings per share amounts do not add to the full year primarily due to share repurchases during the periods as well as the anti-dilutive impact of potentially dilutive securities in periods in which we recorded minimal net income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent registered public accounting firm on accounting or financial disclosure matters within the three year period ended February 28, 2007, or in any period subsequent to such date.

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

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of February 28, 2007.

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

American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 28, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment under COSO’s “Internal Control-Integrated Framework,” management believes that as of February 28, 2007, American Greetings’ internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on management’s assessment of American Greetings’ internal control over financial reporting and on the effectiveness of internal control over financial reporting. This attestation report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

American Greetings Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that American Greetings Corporation maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Greetings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Greetings Corporation maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Greetings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of American Greetings Corporation as of February 28, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2007 of American Greetings Corporation and our report dated April 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

April 25, 2007

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information called for by this Item 10 from the information contained in (i) our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 22, 2007 under the headings “Proposal No. 1 Election of Directors,” “Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and (ii) for information regarding executive officers, Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We hereby incorporate by reference the information called for by this Item 11 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 22, 2007 under the headings “Compensation Discussion and Analysis,” “Information Concerning Executive Officers,” “Director Compensation” and “Report of the Compensation and Management Development Committee.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information called for by this Item 12 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 22, 2007 under the heading “Security Ownership.”

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common shares that may be issued under our equity compensation plans as of February 28, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,244,591	$21.98	3,230,070
Equity compensation plans not approved by security holders	—	N/A	—

Total	6,244,591	$21.98	3,230,070

(1)

Column (a) includes 5,386,446 Class A common shares and 633,920 Class B common shares that may be issued in connection with the exercise of outstanding stock options. The amount in column (a) also includes 119,729 Class B common shares that may be issued upon the settlement of outstanding performance shares that have been awarded under the Corporation’s equity compensation plans, assuming the maximum performance or other criteria have been achieved. If the performance or other criteria are not achieved, the

Class B common shares would become available for future grants and awards. The amount in column (a) also includes 104,496 Class B common shares representing share equivalents that have been credited to the account of certain officers or directors who have deferred receipt of shares earned and vested under our 1997 Equity and Performance Incentive Plan or that were to be paid in lieu of cash directors fees under the 1995 Director Stock Plan, which will be issued under these plans upon the expiration of the deferral period.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock, performance shares and deferred compensation share equivalents.

Column (c) includes 2,567,914 Class A common shares and 662,156 Class B common shares, which shares may generally be issued under the Corporation’s equity compensation plans upon the exercise of stock options or stock appreciation rights and/or awards of deferred shares, performance shares or restricted stock.

Pursuant to the 1995 Director Stock Plan, non-employee directors may make an election prior to the beginning of each fiscal year to receive the Corporation’s Class A and/or Class B common shares in lieu of all or a portion of the fees due to such Director as compensation for serving on the Corporation’s Board of Directors. For purposes of determining the number of shares to be issued in lieu of such fees, the shares are valued based on the closing price of the Class A common shares on the last trading day of the calendar quarter prior to the payment of such fees. The amount in column (c) does not reflect the number of shares that may be issued from time to time under the 1995 Director Stock Plan as payment for director fees because there is no maximum number of shares that may be so issued. On February 13, 2007, the Board of Directors adopted, subject to shareholder approval, the American Greetings Corporation 2007 Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”). The amount in column (c) does not reflect the number of shares that may be issued from time to time under the proposed Omnibus Incentive Plan, which is described in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 22, 2007 under the heading “Proposal No. 2 Approving the American Greetings Corporation 2007 Omnibus Incentive Compensation Plan.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information called for by this Item 13 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 22, 2007 under the headings “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

We hereby incorporate by reference the information called for by this Item 14 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 22, 2007 under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income—Years ended February 28, 2007, 2006 and 2005

Consolidated Statement of Financial Position—February 28, 2007 and 2006

Consolidated Statement of Cash Flows—Years ended February 28, 2007, 2006 and 2005

Consolidated Statement of Shareholders’ Equity—Years ended February 28, 2007, 2006 and 2005

Notes to Consolidated Financial Statements—Years ended February 28, 2007, 2006 and 2005

Quarterly Results of Operations (Unaudited)

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

(iii)

Amended Code of Regulations of the Corporation.

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

Item	Description
	(ii)	First Supplemental Indenture, dated May 25, 2006, to the Indenture dated July 27, 1998, with respect to the Corporation’s 6.10% Senior Notes due April 1, 2028, between the Corporation, as issuer, and JP Morgan Trust Company, National Association, as Trustee.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated May 26, 2006, and is incorporated herein by reference.

	(iii)	Form of Trust Indenture between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7 3/8% Senior Notes due 2016.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated May 22, 2006, and is incorporated herein by reference.

	(iv)	Form of Global Note for the 7 3/8% Senior Notes due 2016.

This Exhibit is included in the Form of Trust Indenture between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, which has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated May 22, 2006, and is incorporated herein by reference.

10	Material Contracts

	(i)	Credit Agreement, dated April 4, 2006, among the Corporation, various lending institutions party thereto, National City Bank, as the global agent, joint lead arranger, joint bookrunner, Swing Line Lender, LC Issuer and collateral agent, UBS Securities LLC, as joint lead arranger, joint bookrunner and syndication agent, and KeyBank National Association, JPMorgan Chase Bank, N.A., and LaSalle Bank National Association, as documentation agents (the “Credit Agreement”).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated April 4, 2006, and is incorporated herein by reference.

	(ii)	Amendment No. 1 to Credit Agreement, dated as of July 3, 2006.

This Exhibit is filed herewith.

	(iii)	Amendment No. 2 to Credit Agreement, dated as of February 26, 2007.

This Exhibit is filed herewith.

	(iv)	Amendment No. 3 to Credit Agreement, dated as of April 16, 2007. This Exhibit is filed herewith.

	(v)	Pledge and Security Agreement, dated as of April 4, 2006, by and among, the Corporation, each of the domestic subsidiaries of American Greetings Corporation identified therein and National City Bank, as collateral agent.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated April 4, 2006, and is incorporated herein by reference.

	(vi)	Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2006, among AGC Funding Corporation, the Corporation, as Servicer, members of the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit (“Receivables Purchase Agreement”).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated October 26, 2006, and is incorporated herein by reference.

Item	Description
	(vii)	First Amendment to Receivables Purchase Agreement, dated January 12, 2007.

This Exhibit is filed herewith.

	(viii)	Omnibus Amendment to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of February 28, 2007, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit.

This Exhibit is filed herewith.

	*(ix)	Form of Employment Contract with Specified Officers.

This Exhibit is filed herewith.

	*(x)	American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xi)	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xii)	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xiii)	Amendment Number Three to American Greetings Corporation Executive Deferred Compensation Plan—American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xiv)	Amendment Number Four to American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to the American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

	*(xv)	Form of Agreement for Deferred Compensation Benefits.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xvi)	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xvii)	American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

	*(xviii)	Form of Deferral Agreement under the American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

Item	Description
	*(xix)	1992 Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-58582), dated February 22, 1993, and is incorporated herein by reference.

	*(xx)	1995 Director Stock Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-61037), dated July 14, 1995, and is incorporated herein by reference.

	*(xxi)	1996 Employee Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-08123), dated July 15, 1996, and is incorporated herein by reference.

	*(xxii)	1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-121982), dated January 12, 2005, and is incorporated herein by reference.

	*(xxiii)	CEO and Named Executive Officers Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001, and is incorporated herein by reference.

	*(xxiv)	Description of Compensation Payable to Non-Employee Directors.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated July 14, 2006, and is incorporated herein by reference.

	*(xxv)	Supplemental Executive Retirement Plan (as amended and restated effective March 1, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004, and is incorporated herein by reference.

	*(xxvi)	Amendment Number One to the American Greetings Corporation Supplemental Executive Retirement Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

	*(xxvii)	Employment Agreement, dated as of March 1, 2001, between William R. Mason and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

	*(xxviii)	Employment Agreement, dated as of October 17, 2002, between Michael Goulder and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

*(xxix)

Employment Agreement, dated as of May 6, 2002, between Erwin Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

fItem	Description
*(xxx)

Employment Agreement, dated as of September 9, 2002, between Steven Willensky and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

*(xxxi)

Employment Agreement, dated as of August 22, 2003, between Catherine M. Kilbane and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

*(xxxii)

Employment Agreement, dated as of March 4, 2004, between Thomas H. Johnston and the Corporation, as amended on March 11, 2004.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*(xxxiii)

Employment Agreement, dated as of June 1, 1991, between Jeffrey M. Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

*(xxxiv)

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

*(xxxvi)

Executive Service Contract, dated May 8, 1998, between the Corporation and John S.N. Charlton.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, and is incorporated herein by reference.

	*(xxxvii)	Employment Agreement, dated April 14, 2003, between Stephen J. Smith and the Corporation. This Exhibit is filed herewith.

	*(xxxviii)	Employment Agreement dated February 4, 2000, between Josef A. Mandelbaum and AG Interactive, Inc. (fka AmericanGreetings.com, Inc.). This Exhibit is filed herewith.

*(xxxix)

Key Management Annual Incentive Plan (fiscal year 2007 Description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for quarter ended May 26, 2006, and is incorporated herein by reference.

*(xl)

Form of Employee Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

Item	Description
*(xli)

Form of Director Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	*(xlii)	Form of Employee Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007. This Exhibit is filed herewith.

	*(xliii)	Form of Director Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.

This Exhibit is filed herewith.

*(xliv)

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

	*(xlvi)	Performance Share Grant Agreement dated August 2, 2005, between the Corporation and Zev Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

*(xlvii)

Performance Share Grant Agreement dated August 2, 2005, between the Corporation and Jeffrey Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

*(xlviii)

Independent Contractor Agreement, dated December 14, 2005, between American Greetings and Joseph S. Hardin, Jr.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated December 14, 2005, and is incorporated herein by reference.

21		Subsidiaries of the Corporation.

This Exhibit is filed herewith.

23		Consent of Independent Registered Public Accounting Firm.

This Exhibit is filed herewith.

(31)a		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

(31)b		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

32		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Exhibit is filed herewith.

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

(b)	Exhibits listed in Item 15 (a) 3. are included herein or incorporated herein by reference.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted below.

3.	Financial Statement Schedules Included in Part IV of the report:

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

AMERICAN GREETINGS CORPORATION
(Registrant)

Date: April 30, 2007	By:	/s/ CATHERINE M. KILBANE
Catherine M. Kilbane, Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/s/ MORRY WEISS Morry Weiss	Chairman of the Board; Director	) ) )
/s/ ZEV WEISS Zev Weiss	Chief Executive Officer (principal executive officer); Director	) ) )
/s/ JEFFREY WEISS Jeffrey Weiss	President and Chief Operating Officer; Director	) ) )
/s/ SCOTT S. COWEN Scott S. Cowen	Director	) ) )
/s/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	) ) )
/s/ STEPHEN R. HARDIS Stephen R. Hardis	Director	) ) )	April 30, 2007
/s/ MICHAEL J. MERRIMAN, JR. Michael J. Merriman, Jr.	Director	) ) )
/s/ HARRIET MOUCHLY-WEISS Harriet Mouchly-Weiss	Director	) ) )
/s/ CHARLES A. RATNER Charles A. Ratner	Director	) ) )
/s/ JERRY SUE THORNTON Jerry Sue Thornton	Director	) ) )
/s/ STEPHEN J. SMITH Stephen J. Smith	Senior Vice President and Chief Financial Officer (principal financial officer)	) ) )
/s/ JOSEPH B. CIPOLLONE Joseph B. Cipollone	Vice President and Corporate Controller; Chief Accounting Officer (principal accounting officer)	) ) )

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES

(In thousands of dollars)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
Description	Balance at Beginning of Period	ADDITIONS			Deductions- Describe		Balance at End of Period
		(1) Charged to Costs and Expenses	(2) Charged (Credited) to Other Accounts-Describe
Year ended February 28, 2007:
Deduction from asset account:
Allowance for doubtful accounts	$8,075	$2,905	$137	(A)	$4,767	(B)	$6,350

Allowance for sales returns	$71,590	$220,863	$1,596	(A)	$231,482	(C)	$62,567

Allowance for other assets	$30,600	$—	$—		$2,600	(D)	$28,000

Year ended February 28, 2006:
Deduction from asset account:
Allowance for doubtful accounts	$16,208	$2,504	$(112	)(A)	$10,525	(B)	$8,075

Allowance for sales returns	$91,215	$288,765	$(1,140	)(A)	$307,250	(C)	$71,590

Allowance for other assets	$37,500	$—	$—		$6,900	(D)	$30,600

Year ended February 28, 2005:
Deduction from asset account:
Allowance for doubtful accounts	$16,930	$2,558	$105	(A)	$3,385	(B)	$16,208

Allowance for sales returns	$83,893	$260,545	$1,131	(A)	$254,354	(C)	$91,215

Allowance for other assets	$40,100	$11,800	$—		$14,400	(D)	$37,500

Note A: Translation adjustment on foreign subsidiary balances.

Note B: Accounts charged off, less recoveries.

Note C: Sales returns charged to the allowance account for actual returns.

Note D: Deferred contract costs charged to the allowance account and reduction to the account.

S-1