Form 10-Q
period 2007-05-25
AMERICAN GREETINGS CORP
filed 2007-07-05
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 25, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 29, 2007, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	51,352,831
Class B Common	4,291,159

AMERICAN GREETINGS CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended
	May 25, 2007	May 26, 2006
Net sales	$418,013	$404,170

Costs and expenses:
Material, labor and other production costs	161,128	175,237
Selling, distribution and marketing	140,691	142,580
Administrative and general	61,871	61,348
Interest expense	4,757	12,464
Other income – net	(5,347)	(6,860)

	363,100	384,769

Income from continuing operations before income tax expense	54,913	19,401
Income tax expense	24,291	2,851

Income from continuing operations	30,622	16,550

Loss from discontinued operations, net of tax	(572)	(1,158)

Net income	$30,050	$15,392

Earnings per share – basic:
Income from continuing operations	$0.55	$0.28
Loss from discontinued operations	(0.01)	(0.02)

Net income	$0.54	$0.26

Earnings per share – assuming dilution:
Income from continuing operations	$0.55	$0.26
Loss from discontinued operations	(0.01)	(0.02)

Net income	$0.54	$0.24

Average number of shares outstanding	55,262,716	58,137,230

Average number of shares outstanding – assuming dilution	55,650,033	71,077,312

Dividends declared per share	$0.10	$0.08
See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	May 25, 2007	February 28, 2007	May 26, 2006
ASSETS

Current assets
Cash and cash equivalents	$132,582	$144,713	$205,468
Short-term investments	28,325	—	83,100
Trade accounts receivable, net	119,145	103,992	124,885
Inventories	192,399	182,618	233,155
Deferred and refundable income taxes	76,892	135,379	163,051
Assets of businesses held for sale	2,507	5,199	23,621
Prepaid expenses and other	215,867	227,380	211,354

Total current assets	767,717	799,281	1,044,634

Goodwill	225,318	224,105	206,137
Other assets	397,567	416,887	527,630
Deferred and refundable income taxes	102,060	52,869	—

Property, plant and equipment – at cost	947,156	944,534	965,588
Less accumulated depreciation	666,651	659,462	661,383

Property, plant and equipment – net	280,505	285,072	304,205

	$1,773,167	$1,778,214	$2,082,606

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$—	$—	$159,122
Accounts payable	100,914	118,204	124,789
Accrued liabilities	77,837	80,389	72,781
Accrued compensation and benefits	43,656	61,192	45,056
Income taxes	29,878	26,385	27,036
Liabilities of businesses held for sale	1,253	1,932	3,697
Other current liabilities	84,622	84,898	94,324

Total current liabilities	338,160	373,000	526,805

Long-term debt	223,800	223,915	239,838
Other liabilities	146,384	162,410	98,729
Deferred income taxes and noncurrent income taxes payable	27,184	6,315	25,041

Shareholders’ equity
Common shares – Class A	51,148	50,839	53,386
Common shares – Class B	4,340	4,283	4,225
Capital in excess of par value	424,201	414,859	401,644
Treasury stock	(712,147)	(710,414)	(732,890)
Accumulated other comprehensive income (loss)	6,030	(1,013)	23,952
Retained earnings	1,264,067	1,254,020	1,441,876

Total shareholders’ equity	1,037,639	1,012,574	1,192,193

	$1,773,167	$1,778,214	$2,082,606

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 25, 2007	May 26, 2006
OPERATING ACTIVITIES:
Net income	$30,050	$15,392
Loss from discontinued operations	572	1,158

Income from continuing operations	30,622	16,550
Adjustments to reconcile to net cash provided by operating activities:
Net gain on disposal of fixed assets	(116)	(79)
Loss on extinguishment of debt	—	4,963
Depreciation and amortization	11,989	11,764
Deferred income taxes	4,466	(1,934)
Other non-cash charges	1,979	3,926
Changes in operating assets and liabilities, net of acquisitions and dispositions:
(Increase) decrease in trade accounts receivable	(14,750)	17,424
Increase in inventories	(7,389)	(17,313)
Decrease (increase) in other current assets	646	(8,708)
Decrease in deferred costs – net	11,691	12,722
Decrease in accounts payable and other liabilities	(21,753)	(22,438)
Other – net	4,236	8,923

Cash Provided by Operating Activities	21,621	25,800

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	134,900	448,320
Purchases of short-term investments	(163,225)	(322,680)
Property, plant & equipment additions	(5,875)	(9,591)
Cash payments for business acquisitions	(6,056)	—
Cash receipts related to discontinued operations	2,344	—
Proceeds from sale of fixed assets	890	182

Cash (Used) Provided by Investing Activities	(37,022)	116,231

FINANCING ACTIVITIES:
Increase in long-term debt	—	200,000
Reduction of long-term debt	—	(281,363)
Sale of stock under benefit plans	9,358	1,052
Purchase of treasury shares	(3,568)	(59,529)
Dividends to shareholders	(5,536)	(4,605)
Debt issuance costs	—	(7,276)

Cash Provided (Used) by Financing Activities	254	(151,721)

DISCONTINUED OPERATIONS:
Cash used by operating activities from discontinued operations	(542)	(2,540)
Cash provided by investing activities from discontinued operations	—	1,644

Cash Used by Discontinued Operations	(542)	(896)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,558	2,441

DECREASE IN CASH AND CASH EQUIVALENTS	(12,131)	(8,145)

Cash and Cash Equivalents at Beginning of Year	144,713	213,613

Cash and Cash Equivalents at End of Period	$132,582	$205,468

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended May 25, 2007 and May 26, 2006
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
These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 28, 2007, from which the Condensed Consolidated Statement of Financial Position at February 28, 2007, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to reflect certain business units as discontinued operations and adjusted to reflect the Corporation’s adoption of Staff Accounting Bulletin No. 108 (“SAB 108”). Beginning retained earnings in 2007 was adjusted $5.2 million ($3.3 million after-tax) to record the correction of the overstatement of the allowance for rebates (correspondingly, an understatement of net income of prior periods) pursuant to the special transition provision detailed in SAB 108.
Note 2 – Seasonal Nature of Business
A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.
Note 3 – Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The adoption of EITF 06-3 during the first quarter of fiscal 2008 had no material impact on the consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” including what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. FIN 48 requires a company to include additional qualitative and quantitative disclosures within its financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures also include a discussion of the nature of uncertainties, factors that could cause a change and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more likely than not that the position will be sustained. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 on March 1, 2007. See Note 12.

Note 4 – Other Income – Net

	Three Months Ended
(In thousands)	May 25, 2007	May 26, 2006
Royalty revenue	$(1,952)	$(1,441)
Foreign exchange gain	(1,120)	(1,427)
Interest income	(1,492)	(2,830)
Other	(783)	(1,162)

	$(5,347)	$(6,860)

“Other” includes, among other things, gains and losses on asset disposals and rental income.
Note 5 – Earnings Per Share
The following table sets forth the computation of earnings per share and earnings per share–assuming dilution:

	Three Months Ended
	May 25, 2007	May 26, 2006
Numerator (in thousands):
Income from continuing operations	$30,622	$16,550
Add-back–interest on convertible subordinated notes, net of tax	—	1,874

Income from continuing operations–assuming dilution	$30,622	$18,424

Denominator (in thousands):
Weighted average shares outstanding	55,263	58,137
Effect of dilutive securities:
Convertible debt	—	12,576
Stock options and other	387	364

Weighted average shares outstanding–assuming dilution	55,650	71,077

Income from continuing operations per share	$0.55	$0.28

Income from continuing operations per share–assuming dilution	$0.55	$0.26

Approximately 2.8 million and 4.7 million stock options outstanding in the three month periods ended May 25, 2007 and May 26, 2006, respectively, were excluded from the computation of earnings per share–assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods. The convertible debt was retired during the second quarter of 2007.
Note 6 – Comprehensive Income
The Corporation’s total comprehensive income is as follows:

	Three Months Ended
(In thousands)	May 25, 2007	May 26, 2006
Net income	$30,050	$15,392

Other comprehensive income:
Foreign currency translation adjustment and other	7,043	14,057
Unrealized gain on securities	—	72

Total comprehensive income	$37,093	$29,521

Note 7 – Trade Accounts Receivable, Net
Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 25, 2007	February 28, 2007	May 26, 2006
Allowance for seasonal sales returns	$73,909	$62,567	$82,917
Allowance for doubtful accounts	5,009	6,350	8,875
Allowance for cooperative advertising and marketing funds	27,142	24,048	24,379
Allowance for rebates	47,965	40,053	57,205

	$154,025	$133,018	$173,376

Note 8 – Inventories

(In thousands)	May 25, 2007	February 28, 2007	May 26, 2006
Raw materials	$19,568	$17,590	$24,175
Work in process	14,957	11,315	18,898
Finished products	209,688	207,676	244,315

	244,213	236,581	287,388
Less LIFO reserve	80,567	79,145	79,802

	163,646	157,436	207,586
Display materials and factory supplies	28,753	25,182	25,569

	$192,399	$182,618	$233,155

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.
Note 9 – Deferred Costs
As of May 25, 2007, February 28, 2007 and May 26, 2006, deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	May 25, 2007	February 28, 2007	May 26, 2006
Prepaid expenses and other	$119,741	$131,972	$149,812
Other assets	337,358	355,115	466,926

Deferred cost assets	457,099	487,087	616,738

Other current liabilities	(47,609)	(47,692)	(63,555)
Other liabilities	(30,681)	(49,648)	(48,771)

Deferred cost liabilities	(78,290)	(97,340)	(112,326)

Net deferred costs	$378,809	$389,747	$504,412

Note 10 – Debt
At May 25, 2007, February 28, 2007 and May 26, 2006, long-term debt and their related calendar year due dates were as follows:

(In thousands)	May 25, 2007	February 28, 2007	May 26, 2006
6.10% Senior Notes, due 2028	$22,690	$22,690	$22,615
7.375% Senior Notes, due 2016	200,000	200,000	200,000
7.00% Convertible Subordinated Notes, due 2006	—	—	15,662
Other	1,110	1,225	1,561

	$223,800	$223,915	$239,838

There was no debt due within one year at May 25, 2007 or February 28, 2007. As of May 26, 2006, debt due within one year was $159.1 million.
The Corporation’s convertible subordinated notes were retired during the second quarter of 2007.
There were no balances outstanding under the $600 million secured credit agreement or the amended and restated receivables purchase agreement as of May 25, 2007. While there were no balances outstanding under either facility, the Corporation does have, in the aggregate, $27.9 million outstanding under letters of credit, which reduces the total credit availability thereunder.
At May 25, 2007, the Corporation was in compliance with the financial covenants under its borrowing agreements.
Note 11 – Retirement Benefits
The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension		Postretirement Benefit
	Three Months Ended		Three Months Ended
(In thousands)	May 25, 2007	May 26, 2006	May 25, 2007	May 26, 2006
Service cost	$244	$212	$1,050	$999
Interest cost	2,265	2,104	2,150	1,925
Expected return on plan assets	(2,154)	(2,108)	(1,250)	(1,275)
Amortization of prior service cost (credit)	64	67	(1,850)	(1,849)
Amortization of actuarial loss	410	761	1,650	1,700

	$829	$1,036	$1,750	$1,500

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 25, 2007 and May 26, 2006 was $3.1 million and $0.9 million, respectively. The profit-sharing plan expense for the three month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end and are contingent upon final year-end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expense recognized for the 401(k) match for the three months ended May 25, 2007 and May 26, 2006 was $1.2 million and $1.1 million, respectively.
At May 25, 2007, February 28, 2007 and May 26, 2006, the liability for postretirement benefits other than pensions was $68.5 million, $66.7 million and $12.4 million, respectively, and is included in “Other liabilities” on the Condensed Consolidated Statement of Financial Position. The change since May 26, 2006 is due to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective February 28, 2007.

Note 12 – Income Taxes
Effective March 1, 2007, the Corporation adopted FIN 48, including the provisions of FASB Staff Position No. FIN-48-1, “Definition of Settlement in FASB Interpretation No. 48.” In connection with the adoption of FIN 48, the Corporation recorded a decrease to retained earnings of $14.0 million to recognize an increase in its liability (or decrease to its refundable) for unrecognized tax benefits, interest and penalties under the recognition and measurement criteria of FIN 48. As of March 1, 2007, the Corporation had $33.5 million of total gross unrecognized tax benefits, the recognition of which would have a favorable effect of $29.3 million on the effective tax rate. It is reasonably possible that the Corporation’s unrecognized tax positions as of March 1, 2007 could decrease approximately $2 million during 2008. The anticipated decrease is primarily due to settlements and resulting cash payments related to open years after 1999, which are currently under examination by the U.S. Internal Revenue Service (“IRS”) and the states of Florida, New York and Indiana.
The Corporation recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 1, 2007, the Corporation had $8.8 million of gross accrued interest and penalties related to uncertain tax positions. As of May 25, 2007, the Corporation is subject to examination by the IRS and various U.S. state and local jurisdictions for tax years 1999 to the present. The Corporation is also subject to tax examination in various foreign tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2003 to the present.
During the first quarter of 2008, the Corporation’s net unrecognized tax benefits decreased $1.1 million as the Corporation reached an agreement with the IRS on a significant tax issue that was not anticipated at the beginning of the year. As of May 25, 2007, the Corporation had $33.6 million of total gross unrecognized tax benefits, the recognition of which would have a favorable effect of $28.2 million on the effective tax rate. It is reasonably possible that the Corporation’s unrecognized tax positions as of May 25, 2007 could decrease approximately $2 million during the next twelve months. The anticipated decrease is primarily due to settlements and resulting cash payments related to open years after 1999, which are currently under examination by the IRS and the states of Florida, New York and Indiana.
As of May 25, 2007, the Corporation had $10.6 million of gross accrued interest and penalties related to uncertain tax positions.
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
At May 25, 2007, the Corporation owned and operated 432 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors.
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
Operating Segment Information

	Net Sales		Segment Earnings (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	May 25, 2007	May 26, 2006	May 25, 2007	May 26, 2006
North American Social Expression Products	$297,066	$292,950	$86,940	$68,161
Intersegment items	(8,167)	(17,548)	(6,255)	(12,910)
Exchange rate adjustment	5	(63)	5	(33)

Net	288,904	275,339	80,690	55,218

International Social Expression Products	59,145	63,865	40	497
Exchange rate adjustment	4,057	(2,251)	147	46

Net	63,202	61,614	187	543

Retail Operations	38,924	43,501	(2,781)	(7,301)
Exchange rate adjustment	4	(62)	—	2

Net	38,928	43,439	(2,781)	(7,299)

AG Interactive	19,894	19,960	3,296	2,041
Exchange rate adjustment	3	5	(9)	(1)

Net	19,897	19,965	3,287	2,040

Non-reportable segments	7,082	3,813	927	(2,095)

Unallocated	—	—	(27,393)	(28,906)
Exchange rate adjustment	—	—	(4)	(100)

Net	—	—	(27,397)	(29,006)

Consolidated total	$418,013	$404,170	$54,913	$19,401

Termination Benefits and Plant Closings
Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.
The balance of the severance accrual was $6.8 million, $8.4 million and $6.7 million at May 25, 2007, February 28, 2007 and May 26, 2006, respectively.
Deferred Revenue
Deferred revenue, included in “Other current liabilities” on the Condensed Consolidated Statement of Financial Position, totaled $34.9 million, $35.5 million and $29.6 million at May 25, 2007, February 28, 2007 and May 26, 2006, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

Note 14 – Discontinued Operations
Discontinued operations include the Corporation’s educational products business, its entertainment development and production joint venture and its South African business unit. Learning Horizons, the Hatchery and the South African business units each meet the definition of a “component of an entity” and have been accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Corporation’s consolidated financial statements and related notes have been presented to reflect all three as discontinued operations for all periods presented. Learning Horizons and the Hatchery were previously included within the Corporation’s “non-reportable segments” and the South African business unit was included within the former “Social Expression Products” segment.
In February 2007, the Corporation entered into an agreement to sell its educational products subsidiary, Learning Horizons. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in March 2007 and the Corporation received cash proceeds of $2.3 million, which is included in “Cash receipts related to discontinued operations” on the Condensed Consolidated Statement of Cash Flows.
Also, in February 2007, the Corporation committed to a plan to exit its investment in the Hatchery, which seeks growth from opportunities that are inconsistent with the Corporation’s objectives and that would require significant capital commitments. The Corporation is taking this action as it has decided to focus its efforts on opportunities in children’s animation.
In February 2006, the Corporation committed to a plan to sell its South African business unit as it had been determined that the business unit was no longer a strategic fit for the Corporation. The sale closed in the second quarter of 2007.
The following summarizes the results of discontinued operations:

	Three Months Ended
(In thousands)	May 25, 2007	May 26, 2006
Net sales	$302	$6,168

Pre-tax loss from operations	$(405)	$(1,155)
Gain on sale	195	—

	(210)	(1,155)
Income tax expense	362	3

Loss from discontinued operations, net of tax	$(572)	$(1,158)

“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Condensed Consolidated Statement of Financial Position include the following:

(In thousands)	May 25, 2007	February 28, 2007	May 26, 2006
Assets of businesses held for sale:
Current assets	$118	$2,933	$19,844
Other assets	2,313	2,185	3,559
Fixed assets	76	81	218

	$2,507	$5,199	$23,621

Liabilities of businesses held for sale:
Current liabilities	$41	$610	$3,594
Noncurrent liabilities	1,212	1,322	103

	$1,253	$1,932	$3,697

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements. This discussion and analysis, and other statements made in this Report, contain forward-looking statements, see “Factors That May Affect Future Results” at the end of this discussion and analysis for a description of the uncertainties, risks and assumptions associated with these statements. Unless otherwise indicated or the context otherwise requires, the “Corporation,” “we,” “our,” “us” and “American Greetings” are used in this Report to refer to the businesses of American Greetings Corporation and its consolidated subsidiaries.
Overview
We experienced higher consolidated net sales and earnings during the first quarter of 2008, compared to the prior year quarter, primarily driven by our North American Social Expression Products segment where we spent significantly less on the implementation of our strategy to invest in our core greeting card business (“investment in cards strategy”) and scan-based trading (“SBT”) implementations. For fiscal 2008, we expect these expenditures to total approximately $35 million, compared to actual expenditures of approximately $66 million in fiscal 2007.
The strategy to invest in our core greeting card business is focused on improving the design, production, display and promotion of our cards. We are dedicated to creating relevant and on-trend products, brought to market quickly and merchandised in a manner that enhances the shopping experience. The most significant costs associated with this strategy are for new fixtures and removal of product that is replaced with fresh designs. Due to the nature of these costs, generally sales incentives and credits for removed product, they are reported as reductions to net sales. In addition, there are costs to implement the strategy, such as merchandiser, systems, point of purchase materials and order filling costs, which are reported within the expense lines of the Condensed Consolidated Statement of Income.
During the first quarter, actions related to the investment in cards strategy decreased net sales by approximately $1 million and SBT implementations reduced net sales by approximately $1 million, compared to approximately $6 million and $7 million, respectively, in the prior year quarter. In total, actions related to the investment in cards strategy and SBT implementations reduced consolidated pre-tax income by approximately $3 million, compared with approximately $16 million in the prior year period.
Also contributing to the increased earnings in the North American Social Expression Products segment was an improvement in the net sales of everyday greetings cards, a change in the mix of products sold to a richer mix (as defined by higher gross margins) of card versus non-card products and the impact of continued cost savings programs, particularly in the areas of manufacturing and supply chain.
The AG Interactive and Retail Operations segments also experienced growth in earnings. AG Interactive, with stable net sales over the periods, experienced a favorable shift in the mix of sales, with continued growth in its core online subscription and advertising revenue streams. The Retail Operations segment improved earnings over the prior year period with stores open one year or more showing quarter over quarter net sales growth for the third consecutive quarter. This progress is also the result of the closure of approximately 60 underperforming stores during the prior year fourth quarter.
The effective tax rate for the first quarter of 2008 was 44.2% compared to 14.7% in the first quarter of 2007 due to unfavorable discrete events that increased income tax expense in the current period and favorable discrete events that reduced income tax expense in the prior period. The effective tax rates were also significantly impacted by the level of pre-tax earnings in the respective periods.
During the prior year first quarter, we completed the exchange offering for our convertible notes, repurchased substantially all of our $300 million 6.10% senior notes, replaced our credit facility with a new $650 million credit facility and issued $200 million of 7.375% senior unsecured notes. As a result, the prior year first quarter results included approximately $6 million for the consent payment, transaction costs and the write-off of deferred financing costs associated with the extinguished debt instruments. These costs were partially offset by a net gain of $2.4 million associated with an interest rate derivative designed to offset the initial interest rate risk related to the issuance of our $200 million 7.375% senior unsecured notes during the period.

Results of Operations
Three months ended May 25, 2007 and May 26, 2006
Net income was $30.1 million, or $0.54 per share, in the quarter compared to $15.4 million, or $0.24 per share, in the prior year first quarter (all per-share amounts assume dilution).
Our results for the three months ended May 25, 2007 and May 26, 2006 are summarized below:

		% Net		% Net
(Dollars in thousands)	2007	Sales	2006	Sales
Net sales	$418,013	100.0%	$404,170	100.0%

Material, labor and other production costs	161,128	38.6%	175,237	43.4%
Selling, distribution and marketing	140,691	33.7%	142,580	35.3%
Administrative and general	61,871	14.8%	61,348	15.2%
Interest expense	4,757	1.1%	12,464	3.0%
Other income – net	(5,347)	(1.3%)	(6,860)	(1.7%)

	363,100	86.9%	384,769	95.2%

Income from continuing operations before income tax expense	54,913	13.1%	19,401	4.8%
Income tax expense	24,291	5.8%	2,851	0.7%

Income from continuing operations	30,622	7.3%	16,550	4.1%
Loss from discontinued operations, net of tax	(572)	(0.1%)	(1,158)	(0.3%)

Net income	$30,050	7.2%	$15,392	3.8%

For the three months ended May 25, 2007, consolidated net sales were $418.0 million, up from $404.2 million in the prior year first quarter. This 3.4% or approximately $14 million increase was primarily the result of higher net sales in our North American Social Expression Products segment of approximately $14 million and our fixtures business of approximately $3 million combined with a favorable foreign exchange impact of approximately $6 million partially offset by lower net sales in our International Social Expression Products and Retail Operations segments, each approximately $5 million.
Net sales of our North American Social Expression Products segment increased approximately $14 million. Our candle product lines, which were sold in January 2007, contributed approximately $7 million to net sales in the prior year quarter. As a result, sales of products other than candles increased approximately $21 million. Approximately $5 million of the increase was due to lower spending on our investment in cards strategy and approximately $6 million resulted from fewer SBT implementations. The majority of the remaining increase was due to improvements in everyday card sales. Favorable timing of seasonal shipments, primarily Easter and summer seasonal programs, was substantially offset by our Mother’s Day performance compared to the prior year quarter.
The reduction in our International Social Expression Products segment’s net sales was due primarily to the challenging retail environment in the United Kingdom (“U.K.”) which continues to demand reduced inventory levels for most of our product lines. Our Retail Operations segment was down approximately $5 million, or 10.5%, as favorable same-store sales of 2.4% were more than offset by the decrease in store doors of approximately 13%.

Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 25, 2007 and May 26, 2006 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2007	2006	2007	2006	2007	2006
Unit volume	8.0%	(13.2%)	(1.5%)	4.6%	4.3%	(7.2%)
Selling prices	(4.7%)	7.0%	1.5%	(1.5%)	(2.5%)	4.3%
Overall increase / (decrease)	2.9%	(7.1%)	0.0%	3.0%	1.7%	(3.2%)
During the first quarter, combined everyday and seasonal greeting card sales less returns improved 1.7% compared to the prior year quarter, with the increase coming from everyday cards. This increase was due to SBT implementations that reduced unit volume in the prior year.
Everyday card unit volume, up 8.0%, and selling prices, down 4.7%, were significantly impacted by the SBT implementations during the prior year first quarter. As reported in the prior year first quarter Form 10-Q, there was a significant amount of SBT implementations during the quarter that decreased unit volume and increased selling prices. Net of the impact from the prior year SBT implementations, everyday unit volume and selling prices were essentially flat in the current year first quarter compared to the prior year period. Within the North American Social Expression Products segment, everyday unit volume improved, but was substantially offset by lower performance from our International Social Expression Products segment.
Overall, seasonal card performance was flat compared to the prior year period, with a slight decrease in unit volume offset by a small increase in selling prices. However, there were some favorable timing of sales, without which, seasonal sales would have been lower than in the prior period. The lower unit volume was related to Mother’s Day performance and timing differences related to Father’s Day, partially offset by timing differences in Easter and summer seasonal programs. These timing differences are related to the quarter that seasonal shipments occur compared to the prior year period and the impact of SBT implementations. The implementation of SBT impacts the timing of sales with these customers compared to the prior year because, under SBT arrangements, American Greetings owns the product delivered to the retail customer until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. From a timing perspective, the differences related to Father’s Day and summer seasonal programs are expected to unfavorably impact the current year second quarter results. The increase in selling prices was related to the timing differences noted above and are the result of the change in mix of various seasonal programs sold in the current year period compared to the prior period.
Expense Overview
Material, labor and other production costs (“MLOPC”) for the three months ended May 25, 2007 were $161.1 million, a decrease from $175.2 million for the comparable period in the prior year. As a percentage of net sales, these costs were 38.6% in the current period compared to 43.4% for the three months ended May 26, 2006. The decrease of $14.1 million is due to favorable spending and mix of approximately $19 million partially offset by unfavorable volume variances of approximately $1 million due to the increased sales in the current period and foreign exchange impacts of approximately $4 million. The $19 million decrease from the prior year is due to favorable product mix (primarily attributable to the sale of our candle product lines in January 2007) and plant efficiencies, which in the aggregate accounted for approximately $20 million of the increase. Also contributing to the increase was scrap and inventory adjustments of approximately $2 million. These increases were partially offset by higher creative content costs of approximately $3 million.
Selling, distribution and marketing costs for the three months ended May 25, 2007 were $140.7 million, decreasing from $142.6 million for the comparable period in the prior year. The decrease of $1.9 million is due to favorable spending variances of approximately $4 million partially offset by unfavorable foreign exchange impacts of approximately $2 million. The favorable spending is due to decreases in retail store expenses of approximately $3 million, savings from supply chain cost reduction programs of approximately $3 million and expenses related to AG Interactive’s mobile product group of approximately $1 million partially offset by higher advertising expenses of approximately $3 million primarily attributable to our focus on our core greeting card business.
Administrative and general expenses were $61.9 million for the three months ended May 25, 2007, an increase from $61.4 million for the three months ended May 26, 2006. The dollar increase of $0.5 million is primarily related to unfavorable foreign exchange impacts of $0.7 million partially offset by favorable spending of $0.2 million. The favorable spending is attributable to lower bad debt expense and stock-based compensation expense partially offset by higher profit-sharing and 401(k) matching contribution expenses. The increased profit-sharing expense is directly related to the increased pre-tax earnings in the current year period.
Interest expense for the three months ended May 25, 2007 was $4.8 million, a decrease from $12.5 million for the prior year quarter. The decrease of $7.7 million is attributable to the financing activities from the prior year quarter. Expenses of $5.0 million were incurred related to the early retirement of substantially all of our 6.10% senior notes including the consent payment, fees paid and the write-off of deferred financing costs. Deferred financing costs of $1.0 million associated with the credit facility that was terminated in April 2006 were written off in the prior quarter. Savings of $7.0 million were realized in the current period due to the reduced debt balances for the 6.10% senior notes and the 7.00% convertible notes as a result of the prior period financing activities. Partially offsetting these amounts are $3.7 million for interest expense on the new 7.375% notes issued in May 2006 and $2.4 million for the net gain recognized on the interest rate derivative entered into and settled during the three months ended May 26, 2006.
Other income – net was $5.4 million for the three months ended May 25, 2007, a decrease from $6.9 million for the comparable period in the prior year. The decrease of $1.5 million is principally related to lower interest income of $1.3 million due to the reduced cash and short-term investment balances in the current period and a decrease in foreign exchange gains of $0.3 million compared to the prior period.
The effective tax rate on income from continuing operations was 44.2% and 14.7% for the three months ended May 25, 2007 and May 26, 2006, respectively. The increase in the effective tax rate relates to several discrete events during the current year period, primarily agreements reached with the Internal Revenue Service as it closed its audit cycle. The low effective tax rate for the three months ended May 26, 2006 was primarily attributable to additional tax benefits related to the extraterritorial income (“ETI”) exclusion. The effective tax rates in both periods were also impacted by the level of pre-tax earnings in the respective periods.
Segment Information
Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At May 25, 2007, we owned and operated 432 card and gift retail stores in the United States and Canada through our Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors. AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.
We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 25, 2007	May 26, 2006	% Change
Net sales	$288,899	$275,402	4.9%
Segment earnings	80,685	55,251	46.0%
Net sales of our North American Social Expression Products segment for the three months ended May 25, 2007, excluding the impact of foreign exchange and intersegment items, increased $13.5 million, or 4.9%, from the prior year period. Lower spending on our investment in cards strategy and SBT conversions in the current quarter compared to the prior year quarter accounted for approximately $5 million and $6 million, respectively, of the net sales increase. Also contributing to the increase was sales of everyday cards. These increases were partially offset by the sale of our candle product lines in January 2007, which contributed approximately $7 million to net sales in the prior year quarter.
Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $25.4 million, or 46.0%, compared to the prior year period. The lower spending on our investment in cards strategy and SBT implementations accounted for approximately $13 million of the increase. The remaining increase is attributable to higher everyday card sales as well as lower costs. The lower costs are due to product mix, including the favorable impact from the sale of our lower margin candle product lines in January 2007, plant efficiencies and supply chain cost reduction programs.
International Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 25, 2007	May 26, 2006	% Change
Net sales	$59,145	$63,865	(7.4%)
Segment earnings	40	497	(92.0%)
Net sales of our International Social Expression Products segment, excluding the impact of foreign exchange, decreased $4.7 million, or 7.4%, compared to the prior year quarter. This decrease was attributable primarily to lower sales in the U.K., which continues to experience a challenging retail environment including reductions of inventory at retail.
Segment earnings for the three months ended May 25, 2007, excluding the impact of foreign exchange, decreased $0.5 million compared to the prior year three months and is attributable to the reduced sales volume.
Retail Operations Segment

	Three Months Ended
(Dollars in thousands)	May 25, 2007	May 26, 2006	% Change
Net sales	$38,924	$43,501	(10.5%)
Segment loss	(2,781)	(7,301)	61.9%
Net sales, excluding the impact of foreign exchange, in our Retail Operations segment decreased $4.6 million, or 10.5%, for the three months ended May 25, 2007, compared to the prior year period as favorable same-store sales of approximately $1 million, or 2.4%, were more than offset by the reduction in store doors. Net sales for the quarter decreased approximately $6 million due to fewer stores. The average number of stores was approximately 13% less than in the prior year quarter.
Segment earnings, excluding the impact of foreign exchange, was a loss of $2.8 million in the three months ended May 25, 2007, compared to a loss of $7.3 million in the three months ended May 26, 2006. Earnings were favorably impacted by improved gross margins as a result of less promotional pricing. Gross margins increased by approximately 6.9 percentage points. Segment earnings benefited from lower store rent, operating expenses and associate costs of approximately $3 million due to fewer stores as we closed approximately 60 underperforming stores in the fourth quarter of 2007.
AG Interactive Segment

	Three Months Ended
(Dollars in thousands)	May 25, 2007	May 26, 2006	% Change
Net sales	$19,894	$19,960	(0.3%)
Segment earnings	3,296	2,041	61.4%
Net sales of AG Interactive for the three months ended May 25, 2007, excluding the impact of foreign exchange, were essentially flat compared to the prior year quarter. Growth in advertising and subscription revenue in our online product group, due to both ongoing operations and the second quarter 2007 acquisition of an online greeting card business, was offset by reduced offerings in our mobile product group. At the end of the first quarter of 2008, AG Interactive had approximately 3.6 million online paid subscribers versus 2.7 million at the prior year quarter end. Approximately 0.6 million of the subscriber increase was due to the second quarter 2007 acquisition.
Segment earnings, excluding the impact of foreign exchange, increased $1.3 million for the quarter ended May 25, 2007, compared to the prior year period. Segment earnings benefited from the growth in advertising and subscription revenue as well as lower expenses in the mobile product group due to the reduced offerings in that group.
Liquidity and Capital Resources
The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position as of May 26, 2006, has been included.
Operating Activities
Operating activities provided $21.6 million of cash during the three months ended May 25, 2007, compared to $25.8 million of cash in the prior year quarter.
Other non-cash charges were $2.0 million for the three months ended May 25, 2007, compared to $3.9 million in the prior year period. This decrease is primarily related to the prior period write-off of deferred financing fees associated with our old credit facility and lower amortization of debt financing fees in the current quarter.
Accounts receivable used $14.8 million of cash from February 28, 2007, compared to providing cash of $17.4 million during the three months ended May 26, 2006. The change is due to the timing of collections, primarily due to significantly more collections in the fourth quarter of 2007 compared to the fourth quarter of 2006.
Inventory was a use of $7.4 million from February 28, 2007, compared to a use of $17.3 million in the prior year period. As a percentage of the prior twelve months’ MLOPC, inventories were 23.7% at May 25, 2007, compared to 27.6% at May 26, 2006. The higher usage in the prior quarter was related to inventory build to support our investment in cards strategy.
Other current assets provided $0.6 million of cash from February 28, 2007, compared to using $8.7 million in the prior year quarter. The difference is due to refundable tax amounts in the prior year.
Deferred costs — net represents payments under agreements with retailers net of the related amortization of those payments. During the three months ended May 25, 2007, amortization exceeded payments by $11.7 million; in the three months ended May 26, 2006, amortization exceeded payments by $12.7 million. See Note 9 to the condensed consolidated financial statements for further detail of deferred costs related to customer agreements.

Investing Activities
Investing activities used $37.0 million of cash during the three months ended May 25, 2007, compared to providing $116.2 million in the prior year period. The use of cash in the current quarter is related to purchases exceeding sales of short-term investments as well as cash payments for business acquisitions. The final payment of $6.1 million for the online greeting card business purchased in the prior year’s second quarter was made during the current year. The source of cash in the prior year is primarily related to sales of short-term investments exceeding purchases. Short-term investments decreased from $208.7 million at February 28, 2006 to $83.1 million at May 26, 2006.
Financing Activities
Financing activities provided $0.3 million of cash during the three months ended May 25, 2007, compared to using $151.7 million during the three months ended May 26, 2006. Our receipt of the exercise price on stock options provided $9.4 million in the current quarter, but was almost completely offset by dividend payments and share repurchases as discussed below. The prior year amount relates primarily to our refinancing activities during the period. We issued $200.0 million of 7.375% senior unsecured notes and retired $277.3 million of our 6.10% senior notes, approximately 92% of the total outstanding. We paid $7.3 million of debt issuance costs during the prior period for our new credit facility, the 7.375% senior unsecured notes and the exchange offer on our 7.00% convertible subordinated notes. These amounts were deferred and are being amortized over the respective periods of the instruments. Our Class A common share repurchase programs also contributed to the cash used for financing activities in both periods. These repurchases were made through 10b5-1 programs. During the three months ended May 25, 2007, $3.4 million was paid to repurchase approximately 0.1 million shares under the repurchase program, compared to $59.4 million used in the prior year quarter to repurchase approximately 2.8 million shares.
During the three months ended May 25, 2007 and May 26, 2006, we paid quarterly dividends of $0.10 and $0.08 per common share, respectively, which totaled $5.5 million and $4.6 million, respectively.
Credit Sources
Substantial credit sources are available to us. In total, we had available sources of approximately $600 million at May 25, 2007. This included our $450 million senior secured credit facility and our $150 million accounts receivable securitization facility. There were no balances outstanding under either of these arrangements at May 25, 2007. While there were no balances outstanding under either facility, we do have, in the aggregate, $27.9 million outstanding under letters of credit, which reduces the total credit availability thereunder.
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
In a continued effort to return value to our shareholders, we announced on April 17, 2007, an additional program to repurchase up to $100 million of our Class A common shares. These repurchases will be made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. There is no set expiration date for this program.
Critical Accounting Policies
Please refer to the discussion of our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2007.
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
The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2007. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2007, the end of our preceding fiscal year, to May 25, 2007, the end of our most recent fiscal quarter.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended February 28, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended May 25, 2007.

							Maximum Number of
						Total Number of	Shares (or Approximate
						Shares Purchased as	Dollar Value) that May
	Total Number of Shares			Average Price		Part of Publicly	Yet Be Purchased
Period	Repurchased			Paid per Share		Announced Plans	Under the Plans
March 2007	Class A –	—		—		—	—
	Class B –	2,756	(1)	$22.87		—
April 2007	Class A –	35,000		$25.45	(2)	35,000 (3)	$99,109,342
	Class B –	2,381	(1)	$25.20		—
May 2007	Class A –	100,000		$25.51	(2)	100,000 (3)	$96,558,472
	Class B –	—		—		—
Total	Class A –	135,000				135,000 (3)
	Class B –	5,137	(1)			—

(1)	There is no public market for our Class B common shares. Pursuant to our Amended Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal.

(2)	Excludes commissions paid, if any, related to the share repurchase transactions.

(3)	On April 17, 2007, American Greetings announced that its Board of Directors authorized a new program to repurchase up to $100 million of its Class A common shares. There is no set expiration date for this repurchase program and these repurchases are made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

10.1	Form of Employee Stock Option Agreement under the American Greetings Corporation 2007 Omnibus Incentive Compensation Plan

(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION
By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

July 5, 2007

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)