Form 10-Q
period 2007-08-24
AMERICAN GREETINGS CORP
filed 2007-10-03
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	August 24, 2007
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
	Commission file number	1-13859
AMERICAN GREETINGS CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0065325

(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.) incorporation or

One American Road, Cleveland, Ohio	44144

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer [x]            Accelerated filer [ ]            Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                           No          X
As of September 28, 2007, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	51,212,893
Class B Common	4,291,796

AMERICAN GREETINGS CORPORATION
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
	2007	2006	2007	2006
Net sales	$365,821	$357,483	$783,834	$761,653
Other revenue	11,606	14,044	13,558	15,485

Total revenue	377,427	371,527	797,392	777,138

Material, labor and other production costs	163,052	172,808	324,180	348,045
Selling, distribution and marketing expenses	144,584	151,475	285,275	294,055
Administrative and general expenses	55,938	56,881	117,810	118,229
Other operating income – net	(320)	(93)	(680)	(422)

Operating income (loss)	14,173	(9,544)	70,807	17,231

Interest expense	4,839	7,609	9,596	20,073
Interest income	(2,227)	(2,628)	(3,719)	(5,458)
Other non-operating income – net	(1,352)	(642)	(2,896)	(2,902)

Income (loss) from continuing operations before income tax expense (benefit)	12,913	(13,883)	67,826	5,518
Income tax expense (benefit)	4,187	(1,326)	28,478	1,525

Income (loss) from continuing operations	8,726	(12,557)	39,348	3,993

(Loss) income from discontinued operations, net of tax	(351)	2,059	(923)	901

Net income (loss)	$8,375	$(10,498)	$38,425	$4,894

Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.16	$(0.22)	$0.71	$0.06
(Loss) income from discontinued operations	(0.01)	0.04	(0.02)	0.02

Net income (loss)	$0.15	$(0.18)	$0.69	$0.08

Earnings (loss) per share – assuming dilution:
Income (loss) from continuing operations	$0.16	$(0.22)	$0.71	$0.06
(Loss) income from discontinued operations	(0.01)	0.04	(0.02)	0.02

Net income (loss)	$0.15	$(0.18)	$0.69	$0.08

Average number of shares outstanding	55,766,802	58,133,066	55,514,759	58,135,148

Average number of shares outstanding – assuming dilution	56,180,165	58,133,066	55,902,189	59,990,069

Dividends declared per share	$0.10	$0.08	$0.20	$0.16
See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	August 24, 2007	February 28, 2007	August 25, 2006
ASSETS

Current assets
Cash and cash equivalents	$192,450	$144,713	$89,113
Trade accounts receivable, net	71,195	103,992	87,926
Inventories	248,176	182,618	273,788
Deferred and refundable income taxes	66,399	135,379	170,472
Assets of businesses held for sale	2,434	5,199	12,648
Prepaid expenses and other	215,369	227,380	194,291

Total current assets	796,023	799,281	828,238

Goodwill	226,920	224,105	214,969
Other assets	402,931	416,887	549,931
Deferred and refundable income taxes	98,968	52,869	-

Property, plant and equipment – at cost	950,273	944,534	967,253
Less accumulated depreciation	672,602	659,462	665,936

Property, plant and equipment – net	277,671	285,072	301,317

	$1,802,513	$1,778,214	$1,894,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$22,690	$-	$20,000
Accounts payable	126,341	118,204	127,619
Accrued liabilities	70,880	80,389	76,071
Accrued compensation and benefits	50,397	61,192	48,932
Income taxes	1,457	26,385	8,364
Liabilities of businesses held for sale	1,283	1,932	639
Other current liabilities	97,765	84,898	100,517

Total current liabilities	370,813	373,000	382,142

Long-term debt	200,988	223,915	224,078
Other liabilities	147,496	162,410	101,744
Deferred income taxes and noncurrent income taxes payable	29,930	6,315	25,775

Shareholders’ equity
Common shares – Class A	51,497	50,839	56,858
Common shares – Class B	4,291	4,283	4,226
Capital in excess of par value	439,985	414,859	412,919
Treasury stock	(720,027)	(710,414)	(569,143)
Accumulated other comprehensive income (loss)	10,690	(1,013)	29,726
Retained earnings	1,266,850	1,254,020	1,226,130

Total shareholders’ equity	1,053,286	1,012,574	1,160,716

	$1,802,513	$1,778,214	$1,894,455

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 24, 2007	August 25, 2006
OPERATING ACTIVITIES:
Net income	$38,425	$4,894
Loss (income) from discontinued operations	923	(901)

Income from continuing operations	39,348	3,993
Adjustments to reconcile to net cash provided by operating activities:
Net gain on disposal of fixed assets	(41)	(24)
Loss on extinguishment of debt	-	4,972
Depreciation and amortization	23,919	24,823
Deferred income taxes	14,335	15,532
Other non-cash charges	3,861	7,016
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Decrease in trade accounts receivable	33,385	55,353
Increase in inventories	(61,980)	(57,101)
Increase in other current assets	(2,750)	(24,196)
Decrease in deferred costs – net	28,451	26,787
Decrease in accounts payable and other liabilities	(23,400)	(33,170)
Other – net	2,952	4,152

Cash Provided by Operating Activities	58,080	28,137

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	480,630	1,026,280
Purchases of short-term investments	(480,630)	(817,540)
Property, plant and equipment additions	(13,577)	(18,708)
Cash payments for business acquisitions	(6,056)	(11,154)
Cash receipts related to discontinued operations	3,419	9,559
Proceeds from sale of fixed assets	1,105	461

Cash (Used) Provided by Investing Activities	(15,109)	188,898

FINANCING ACTIVITIES:
Increase in long-term debt	-	200,000
Reduction of long-term debt	-	(440,505)
Increase in short-term debt	-	20,000
Sale of stock under benefit plans	24,250	2,804
Purchase of treasury shares	(11,883)	(108,674)
Dividends to shareholders	(11,115)	(9,164)
Debt issuance costs	-	(8,136)

Cash Provided (Used) by Financing Activities	1,252	(343,675)

DISCONTINUED OPERATIONS:
Cash used by operating activities from discontinued operations	(789)	(2,296)
Cash provided by investing activities from discontinued operations	-	1,656

Cash Used by Discontinued Operations	(789)	(640)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,303	2,780

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,737	(124,500)

Cash and Cash Equivalents at Beginning of Year	144,713	213,613

Cash and Cash Equivalents at End of Period	$192,450	$89,113

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended August 24, 2007 and August 25, 2006
Note 1 – Basis of Presentation
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
These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 28, 2007, from which the Condensed Consolidated Statement of Financial Position at February 28, 2007, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to reflect certain business units as discontinued operations and adjusted to reflect the Corporation’s adoption of Staff Accounting Bulletin No. 108 (“SAB 108”). The opening balance of retained earnings in 2007 was adjusted $5.2 million ($3.3 million after-tax) to record the correction of the overstatement of the allowance for rebates (correspondingly, an understatement of net income of prior periods) pursuant to the special transition provision detailed in SAB 108.
Certain amounts in the prior year financial statements have also been reclassified to conform to the 2008 presentation. Previously included in “Other income – net,” royalty revenue is now reported as “Other revenue” and interest income is now included as a separate line item on the Condensed Consolidated Statement of Operations. The remaining items previously included in “Other income – net” have been segregated between operating and non-operating.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” including what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. FIN 48 requires a company to include additional qualitative and quantitative disclosures within its financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each annual period. The disclosures also include a discussion of the nature of uncertainties, factors that could cause a change and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more likely than not that the position will be sustained. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 on March 1, 2007. See Note 12.
Note 4 – Other Income and Expense

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
(In thousands)	2007	2006	2007	2006
Other operating income – net	$(320)	$(93)	$(680)	$(422)

Foreign exchange gain	$(1,149)	$(311)	$(2,269)	$(1,738)
Rental income	(277)	(251)	(675)	(783)
Other	74	(80)	48	(381)

Other non-operating income – net	$(1,352)	$(642)	$(2,896)	$(2,902)

“Other” includes, among other things, gains and losses on asset disposals and equity income.
Note 5 – Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share — assuming dilution:

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
	2007	2006	2007	2006
Numerator (in thousands):
Income (loss) from continuing operations	$8,726	$(12,557)	$39,348	$3,993

Denominator (in thousands):
Weighted average shares outstanding	55,767	58,133	55,515	58,135
Effect of dilutive securities:
Convertible debt	—	—	—	1,460
Stock options and other	413	—	387	395

Weighted average shares outstanding – assuming dilution	56,180	58,133	55,902	59,990

Income (loss) from continuing operations per share	$0.16	$(0.22)	$0.71	$0.06

Income (loss) from continuing operations per share – assuming dilution	$0.16	$(0.22)	$0.71	$0.06

Approximately 1.2 million and 1.9 million stock options outstanding in the three and six month periods ended August 24, 2007, respectively, were excluded from the computation of earnings per share–assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods (4.2 million and 4.7 million stock options outstanding in the three and six month periods ended August 25, 2006, respectively). For the three months ended August 25, 2006, all options outstanding (totaling approximately 7.2 million) and the convertible debt were excluded from the computation of earnings per share–

assuming dilution, as the effect would have been antidilutive due to the net loss in the period. The convertible debt was retired during the second quarter of 2007.
Note 6 – Comprehensive Income (Loss)
The Corporation’s total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
(In thousands)	2007	2006	2007	2006
Net income (loss)	$8,375	$(10,498)	$38,425	$4,894

Other comprehensive income (loss):
Foreign currency translation adjustment and other	4,661	5,821	11,704	19,878
Unrealized (loss) gain on securities	(1)	(47)	(1)	25

Total comprehensive income (loss)	$13,035	$(4,724)	$50,128	$24,797

Note 7 – Trade Accounts Receivable, Net
Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 24, 2007	February 28, 2007	August 25, 2006
Allowance for seasonal sales returns	$38,530	$62,567	$40,226
Allowance for doubtful accounts	5,118	6,350	8,655
Allowance for cooperative advertising and marketing funds	27,643	24,048	26,883
Allowance for rebates	35,397	40,053	49,009

	$106,688	$133,018	$124,773

Note 8 – Inventories

(In thousands)	August 24, 2007	February 28, 2007	August 25, 2006
Raw materials	$21,038	$17,590	$25,943
Work in process	16,781	11,315	16,006
Finished products	264,006	207,676	286,161

	301,825	236,581	328,110
Less LIFO reserve	81,332	79,145	80,686

	220,493	157,436	247,424
Display materials and factory supplies	27,683	25,182	26,364

	$248,176	$182,618	$273,788

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note 9 – Deferred Costs
As of August 24, 2007, February 28, 2007 and August 25, 2006, deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	August 24, 2007	February 28, 2007	August 25, 2006
Prepaid expenses and other	$115,382	$131,972	$133,992
Other assets	338,932	355,115	471,430

Deferred cost assets	454,314	487,087	605,422

Other current liabilities	(62,290)	(47,692)	(64,590)
Other liabilities	(29,489)	(49,648)	(50,138)

Deferred cost liabilities	(91,779)	(97,340)	(114,728)

Net deferred costs	$362,535	$389,747	$490,694

Note 10 – Debt
At August 24, 2007, February 28, 2007 and August 25, 2006, long-term debt and their related calendar year due dates were as follows:

(In thousands)	August 24, 2007	February 28, 2007	August 25, 2006
6.10% Senior Notes, due 2028	$–	$22,690	$22,624
7.375% Senior Notes, due 2016	200,000	200,000	200,000
Other	988	1,225	1,454

	$200,988	$223,915	$224,078

At August 24, 2007 and August 25, 2006, debt due within one year totaled $22.7 million and $20.0 million, respectively. There was no debt due within one year at February 28, 2007. The balance of the 6.10% senior notes was reclassified to current during the second quarter of 2008 as these notes may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.
The Corporation’s convertible subordinated notes were retired during the second quarter of 2007.
There were no balances outstanding under the $600 million secured credit agreement or the amended and restated receivables purchase agreement as of August 24, 2007. While there were no balances outstanding under either facility, the Corporation does have, in the aggregate, $27.9 million outstanding under letters of credit, which reduces the total credit availability thereunder.
At August 24, 2007, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 11 – Retirement Benefits
The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
(In thousands)	2007	2006	2007	2006
Service cost	$245	$202	$489	$414
Interest cost	2,255	2,417	4,520	4,521
Expected return on plan assets	(2,182)	(2,213)	(4,336)	(4,321)
Settlement	1,067	–	1,067	–
Amortization of prior service cost	69	66	133	133
Amortization of actuarial loss	406	590	816	1,351

	$1,860	$1,062	$2,689	$2,098

	Postretirement Benefit
	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
(In thousands)	2007	2006	2007	2006
Service cost	$1,050	$999	$2,100	$1,998
Interest cost	2,150	1,925	4,300	3,850
Expected return on plan assets	(1,250)	(1,275)	(2,500)	(2,550)
Amortization of prior service credit	(1,850)	(1,849)	(3,700)	(3,698)
Amortization of actuarial loss	1,650	1,700	3,300	3,400

	$1,750	$1,500	$3,500	$3,000

During the three months ended August 24, 2007, the Corporation settled a portion of its obligation under one of the defined benefit pension plans at its Canadian subsidiary. For the affected participants, the plan was converted to a defined contribution plan. As a result, a settlement expense of $1.1 million was recorded in the period.
The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense was $3.5 million for the six months ended August 24, 2007. There was no profit-sharing expense for the six months ended August 25, 2006. The profit-sharing plan expense for the six month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end and are contingent upon final year-end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expenses recognized for the three and six month periods ended August 24, 2007 were $1.0 million and $2.2 million ($1.1 million and $2.2 million for the three and six month periods ended August 25, 2006), respectively.
At August 24, 2007, February 28, 2007 and August 25, 2006, the liability for postretirement benefits other than pensions was $70.3 million, $66.7 million and $14.0 million, respectively, and is included in “Other liabilities” on the Condensed Consolidated Statement of Financial Position. The change since August 25, 2006 is due to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective February 28, 2007.
Note 12 – Income Taxes
Effective March 1, 2007, the Corporation adopted FIN 48, including the provisions of FASB Staff Position No. FIN-48-1, “Definition of Settlement in FASB Interpretation No. 48.” In connection with the adoption of FIN 48, the Corporation recorded a decrease to retained earnings of $14.0 million to recognize an increase in its liability (or decrease to its refundable) for unrecognized tax benefits, interest and penalties under the recognition and measurement criteria of FIN 48. As of March 1, 2007, the Corporation had $33.5 million of total gross unrecognized tax benefits, which represent potential tax benefits for positions taken for tax return filings that have not yet been recognized for financial reporting purposes. If the Corporation sustains its positions, the recognition of these tax benefits would have a favorable effect of $29.3 million on the effective tax rate. It is reasonably possible that the Corporation’s unrecognized tax positions as of March 1, 2007 could decrease approximately $2 million during 2008. The anticipated decrease is primarily due to settlements and resulting cash payments related to open years after 1999, which are currently under examination.
The Corporation recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 1, 2007, the Corporation had $8.8 million of gross accrued interest and penalties related to uncertain tax positions. The Corporation is subject to examination by the U.S. Internal Revenue Service (“IRS”) and various U.S. state and local jurisdictions for tax years 1999 to the present. The Corporation is also subject to tax examination in various foreign tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2003 to the present.
During the first quarter of 2008, the Corporation’s net unrecognized tax benefits decreased $1.1 million as the Corporation reached an agreement with the IRS on a significant tax issue that was not anticipated at the beginning of the year. During the second quarter of 2008, the Corporation’s net unrecognized tax benefits increased $2.4 million primarily related to a prior year outstanding tax issue in one of the international jurisdictions in which the Corporation operates.
As of August 24, 2007, the Corporation had $36.0 million of total gross unrecognized tax benefits, the recognition of which would have a favorable effect of $30.6 million on the effective tax rate. Included in the total gross unrecognized tax benefits is $10.4 million of gross accrued interest and penalties related to uncertain tax positions.
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
At August 24, 2007, the Corporation owned and operated 429 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors.
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

Operating Segment Information

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
(In thousands)	2007	2006	2007	2006
Total Revenue:
North American Social Expression Products	$255,881	$244,220	$552,975	$537,183
Intersegment items	(13,942)	(15,310)	(22,109)	(32,858)
Exchange rate adjustment	1,341	170	1,346	107

Net	243,280	229,080	532,212	504,432

International Social Expression Products	59,390	62,385	119,044	126,493
Exchange rate adjustment	5,257	(59)	9,352	(2,321)

Net	64,647	62,326	128,396	124,172

Retail Operations	37,382	39,453	76,306	82,954
Exchange rate adjustment	1,069	183	1,073	121

Net	38,451	39,636	77,379	83,075

AG Interactive	17,158	20,447	37,052	40,488
Exchange rate adjustment	(2)	40	1	45

Net	17,156	20,487	37,053	40,533

Non-reportable segments	13,885	19,936	22,268	24,831

Unallocated	8	62	84	95

	$377,427	$371,527	$797,392	$777,138

Segment Earnings (Loss):
North American Social Expression Products	$40,799	$15,417	$127,739	$83,578
Intersegment items	(10,467)	(10,919)	(16,722)	(23,829)
Exchange rate adjustment	798	82	803	49

Net	31,130	4,580	111,820	59,798

International Social Expression Products	1,393	559	1,433	1,056
Exchange rate adjustment	200	18	347	64

Net	1,593	577	1,780	1,120

Retail Operations	(6,484)	(9,071)	(9,265)	(16,372)
Exchange rate adjustment	(3)	(5)	(3)	(3)

Net	(6,487)	(9,076)	(9,268)	(16,375)

AG Interactive	3,177	1,208	6,473	3,249
Exchange rate adjustment	(8)	2	(17)	1

Net	3,169	1,210	6,456	3,250

Non-reportable segments	2,035	6,735	2,962	4,640

Unallocated	(18,456)	(17,856)	(45,849)	(46,762)
Exchange rate adjustment	(71)	(53)	(75)	(153)

Net	(18,527)	(17,909)	(45,924)	(46,915)

	$12,913	$(13,883)	$67,826	$5,518

Termination Benefits and Plant Closings
Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.
The balance of the severance accrual was $5.7 million, $8.4 million and $4.5 million at August 24, 2007, February 28, 2007 and August 25, 2006, respectively.
Deferred Revenue
Deferred revenue, included in “Other current liabilities” on the Condensed Consolidated Statement of Financial Position, totaled $33.3 million, $35.5 million and $29.6 million at August 24, 2007, February 28, 2007 and August 25, 2006, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.
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
The following summarizes the results of discontinued operations:

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
	2007	2006	2007	2006
Total revenue	$57	$2,979	$359	$9,153

Pre-tax loss from operations	$(349)	$(828)	$(754)	$(1,983)
Gain on sale	–	684	195	684

	(349)	(144)	(559)	(1,299)
Income tax expense (benefit)	2	(2,203)	364	(2,200)

(Loss) income from discontinued operations, net of tax	$(351)	$2,059	$(923)	$901

“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Condensed Consolidated Statement of Financial Position include the following:

(In thousands)	August 24, 2007	February 28, 2007	August 25, 2006
Assets of businesses held for sale:
Current assets	$10	$2,933	$8,777
Other assets	2,352	2,185	3,668
Fixed assets	72	81	203

	$2,434	$5,199	$12,648

Liabilities of businesses held for sale:
Current liabilities	$58	$610	$519
Noncurrent liabilities	1,225	1,322	120

	$1,283	$1,932	$639

During the three months ended August 24, 2007, proceeds of $1.1 million related to the sale of Magnivision were received and are included in “Cash receipts related to discontinued operations” on the Condensed Consolidated Statement of Cash Flows. These proceeds are associated with the gain recorded during the third quarter of 2007.

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
Overview
We experienced higher consolidated total revenues and earnings during the second quarter of 2008, compared to the prior year quarter, primarily driven by our North American Social Expression Products segment where we spent less on the implementation of our strategy to invest in our core greeting card business (“investment in cards strategy”) and scan-based trading (“SBT”) implementations. The investment in cards strategy is focused on improving the design, production, display and promotion of our cards, creating relevant and on-trend products, brought to market quickly and merchandised in a manner that enhances the shopping experience. The most significant costs associated with this strategy are incentive allowances for new fixtures and removal of product at retail (to improve productivity), as credits issued to customers exceed new product shipments. Due to the nature of these costs, generally sales incentives and credits for removed product, they are reported as reductions to net sales. In addition, there are costs to implement the strategy, including installation services, information system improvements, point of purchase materials, scrap and order filling costs, which are reported within the appropriate expense lines of the Condensed Consolidated Statement of Operations.
During the second quarter of 2008, actions related to our investment in cards strategy decreased total revenue by approximately $7 million and SBT implementations reduced total revenue by less than $1 million, compared to approximately $7 million and $8 million, respectively, in the prior year quarter. Other related costs to implement the strategy were approximately $1 million in the current quarter, compared to approximately $2 million in the prior year period, none of which were individually significant. In total, actions related to the investment in cards strategy and SBT implementations reduced consolidated pre-tax income by approximately $8 million, compared with approximately $16 million in the prior year period.
For the six months ended August 24, 2007, total revenue was reduced by approximately $8 million for actions related to our investment in cards strategy and approximately $1 million for SBT implementations, compared to approximately $13 million and $15 million, respectively, in the prior year first half. Other related costs to implement the strategy were approximately $2 million in the current six month period, compared to approximately $4 million in the prior year period, none of which were individually significant. In total, actions related to the investment in cards strategy and SBT implementations reduced consolidated pre-tax income by approximately $11 million, compared with approximately $32 million in the prior year period.
For fiscal 2008, we expect the expenditures for the investment in cards strategy and SBT implementations to total at least $36 million, compared to actual expenditures of approximately $66 million in fiscal 2007.
Also contributing to the increased earnings during the quarter was an improvement in the net sales of everyday greeting cards, a change in the mix of products sold to a richer mix (as defined by higher gross margins) of card versus non-card products and the impact of continued cost savings programs, particularly in the areas of manufacturing and supply chain.
The improvement in total revenue in the North American Social Expression Products segment was partially offset by lower revenues in the International Social Expression Products, Retail Operations and AG Interactive segments as well as the fixtures and licensing businesses. However, despite these revenue decreases, each of these segments showed improved earnings. These earnings improvements were driven by cost control programs, the closure of underperforming retail stores during the prior year fourth quarter and the elimination of certain mobile product lines in the AG Interactive segment.

Results of Operations
Three months ended August 24, 2007 and August 25, 2006
Net income was $8.4 million, or $0.15 per share, in the quarter compared to a net loss of $10.5 million, or $0.18 per share, in the prior year second quarter (all per-share amounts assume dilution).
Our results for the three months ended August 24, 2007 and August 25, 2006 are summarized below:

		% Total		% Total
(Dollars in thousands)	2007	Revenue	2006	Revenue
Net sales	$365,821	96.9%	$357,483	96.2%
Other revenue	11,606	3.1%	14,044	3.8%

Total revenue	377,427	100.0%	371,527	100.0%

Material, labor and other production costs	163,052	43.2%	172,808	46.5%
Selling, distribution and marketing expenses	144,584	38.3%	151,475	40.8%
Administrative and general expenses	55,938	14.8%	56,881	15.3%
Other operating income – net	(320)	(0.1%)	(93)	(0.0%)

Operating income (loss)	14,173	3.8%	(9,544)	(2.6%)

Interest expense	4,839	1.3%	7,609	2.0%
Interest income	(2,227)	(0.6%)	(2,628)	(0.7%)
Other non-operating income – net	(1,352)	(0.3%)	(642)	(0.2%)

Income (loss) from continuing operations before income tax expense (benefit)	12,913	3.4%	(13,883)	(3.7%)
Income tax expense (benefit)	4,187	1.1%	(1,326)	(0.3%)

Income (loss) from continuing operations	8,726	2.3%	(12,557)	(3.4%)
(Loss) income from discontinued operations, net of tax	(351)	(0.1%)	2,059	0.6%

Net income (loss)	$8,375	2.2%	$(10,498)	(2.8%)

For the three months ended August 24, 2007, consolidated net sales were $365.8 million, up from $357.5 million in the prior year second quarter. This 2.3% or approximately $8 million increase was primarily the result of higher net sales in our North American Social Expression Products segment of approximately $13 million combined with a favorable foreign exchange impact of approximately $7 million partially offset by lower net sales of approximately $2 to $3 million in each of our International Social Expression Products, Retail Operations and AG Interactive segments and our fixtures business.
Net sales of our North American Social Expression Products segment increased approximately $13 million. Our candle product lines, which were sold in January 2007, contributed approximately $7 million to net sales in the prior year quarter. As a result, sales of products other than candles increased approximately $20 million. Approximately $7 million of the increase resulted from fewer SBT implementations and approximately $1 million was due to lower spending on our investment in cards strategy. The majority of the remaining increase was due to improvements in everyday card sales. Seasonal card sales also contributed to the remaining increase, primarily Father’s Day and graduation as SBT implementations in the prior year impacted the timing of the sales as discussed below.
The reduction in our International Social Expression Products segment’s net sales was due primarily to the challenging retail environment in the U.K., which continues to demand reduced inventory levels for most of our product lines. Our Retail Operations segment was down approximately $2 million, or 5%, as favorable same-store sales of approximately 7% were more than offset by the decrease in store doors of approximately 13%.
Other revenue, primarily royalty revenue, decreased from $14.0 million during the three months ended August 25, 2006 to $11.6 million during the three months ended August 24, 2007. The decrease of $2.4 million is primarily attributable to favorable audit recoveries recorded during the prior year quarter.

Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the three months ended August 24, 2007 and August 25, 2006 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards				Seasonal Cards				Total Greeting Cards
	2007		2006		2007		2006		2007		2006
Unit volume	19.5%		(18.8%	)	24.0%		(13.5%	)	20.2%		(18.1%	)
Selling prices	(9.6%	)	12.3%		(12.8%	)	15.0%		(10.1%	)	12.7%
Overall increase / (decrease)	8.1%		(8.9%	)	8.2%		(0.5%	)	8.1%		(7.8%	)
During the second quarter, combined everyday and seasonal greeting card sales less returns improved 8.1% compared to the prior year quarter, with increases in both everyday and seasonal greeting cards. Approximately 30% of the increase was due to SBT implementations that reduced unit volume in the prior year second quarter.
Everyday card unit volume, up 19.5%, and selling prices, down 9.6%, were significantly impacted by the SBT implementations during the prior year second quarter. As reported in the prior year second quarter Form 10-Q, there was a significant amount of SBT implementations during the quarter that decreased unit volume and increased selling prices. Approximately 60% of the increase in everyday card unit volume and 80% of the decrease in selling prices was a direct result of the prior year SBT implementations. The remaining increase in everyday card unit volume was due to improvements across all business units, particularly within the North American Social Expression Products segment.
Seasonal card unit volume increased 24.0% in the current quarter, primarily due to Father’s Day and graduation card sales. This increase is substantially the result of customers that implemented SBT in the prior year that impacted the timing of sales in the current year. As noted in prior quarters, the implementation of SBT impacts the timing of sales with these customers compared to the prior year because, under SBT arrangements, American Greetings owns the product delivered to the retail customer until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. In addition, since the second quarter has the fewest holidays, the changes in unit volume during the quarter appear large on a percentage basis. The decrease in selling prices of seasonal cards was the result of a higher mix of value priced cards. This change in product mix was primarily the result of the SBT implementations in the prior year.
Expense Overview
Material, labor and other production costs (“MLOPC”) for the three months ended August 24, 2007 were $163.1 million, a decrease from $172.8 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 43.2% in the current period compared to 46.5% for the three months ended August 25, 2006. The decrease of $9.7 million is due to favorable product mix of approximately $15 million partially offset by increased spending of approximately $2 million and foreign exchange impacts of approximately $3 million. The favorable product mix is due to a change to a richer mix (as defined by higher gross margins) of card versus non-card products, primarily as a result of the growth in everyday cards and the sale of our candle product lines in January 2007. The increased spending was primarily attributable to higher creative content costs.
Selling, distribution and marketing costs for the three months ended August 24, 2007 were $144.6 million, decreasing from $151.5 million for the comparable period in the prior year. The decrease of $6.9 million is due to favorable spending variances of approximately $10 million partially offset by unfavorable foreign exchange impacts of approximately $3 million. The lower spending is due to decreases in retail store expenses of approximately $3 million, savings from supply chain cost reduction programs of approximately $4 million, lower consulting expenses of approximately $2 million and reduced marketing-related expenses at AG Interactive (primarily attributable to the reduced offerings for the mobile product group) of approximately $2 million. These amounts were partially offset by higher advertising and research expenses of approximately $2 million primarily attributable to our focus on our core greeting card business.

Administrative and general expenses were $55.9 million for the three months ended August 24, 2007, a decrease from $56.9 million for the three months ended August 25, 2006. The decrease of $1.0 million is primarily related to favorable spending variances of approximately $2 million partially offset by unfavorable foreign exchange impacts of approximately $1 million. The decreased spending is attributable to lower information technology-related expenses and stock-based compensation expense.
Interest expense for the three months ended August 24, 2007 was $4.8 million, down from $7.6 million for the prior year quarter. The decrease of $2.8 million is attributable to savings of $1.5 million due to the reduced debt balances for the 7.00% convertible notes as a result of our financing activities in the prior year. The amortization of deferred financing fees for the convertible notes was $0.9 million lower in the current quarter also as a result of the prior year activities. Commitment fees paid on the available balance of our credit facility decreased $0.4 million, primarily as a result of the reduction in the size of the term loan facility.
For the three months ended August 24, 2007, tax expense was $4.2 million on pre-tax income from continuing operations of $12.9 million compared to a tax benefit of $1.3 million on a pre-tax loss from continuing operations of $13.9 million in the prior year quarter. The effective tax rate on income (loss) from continuing operations was 32.4% and 9.6% for the three months ended August 24, 2007 and August 25, 2006, respectively. Since the second quarter has seasonally low income (loss) from continuing operations before income tax expense (benefit), discrete items or changes to the tax assets and reserves on the Condensed Consolidated Statement of Financial Position have a more significant impact on the Corporation’s quarterly effective tax rate. The low effective tax rate in the prior quarter relates to several discrete events during that period, including interest expense on estimated tax payments, return to provision adjustments and the effect of amended tax returns on deferred tax assets.
Results of Operations
Six months ended August 24, 2007 and August 25, 2006
Net income was $38.4 million, or $0.69 per share, for the six months compared to $4.9 million, or $0.08 per share, in the prior year period.
Our results for the six months ended August 24, 2007 and August 25, 2006 are summarized below:

		% Total		% Total
(Dollars in thousands)	2007	Revenue	2006	Revenue
Net sales	$783,834	98.3%	$761,653	98.0%
Other revenue	13,558	1.7%	15,485	2.0%

Total revenue	797,392	100.0%	777,138	100.0%

Material, labor and other production costs	324,180	40.6%	348,045	44.8%
Selling, distribution and marketing expenses	285,275	35.8%	294,055	37.9%
Administrative and general expenses	117,810	14.8%	118,229	15.2%
Other operating income – net	(680)	(0.1%)	(422)	(0.1%)

Operating income	70,807	8.9%	17,231	2.2%

Interest expense	9,596	1.2%	20,073	2.6%
Interest income	(3,719)	(0.5%)	(5,458)	(0.7%)
Other non-operating income – net	(2,896)	(0.3%)	(2,902)	(0.4%)

Income from continuing operations before income tax expense	67,826	8.5%	5,518	0.7%
Income tax expense	28,478	3.6%	1,525	0.2%

Income from continuing operations	39,348	4.9%	3,993	0.5%
(Loss) income from discontinued operations, net of tax	(923)	(0.1%)	901	0.1%

Net income	$38,425	4.8%	$4,894	0.6%

For the six months ended August 24, 2007, consolidated net sales were $783.8 million, up from $761.7 million in the prior year six months. This 2.9% or approximately $22 million increase was primarily the result of higher net sales in our North American Social Expression Products segment of approximately $26 million combined with a favorable foreign exchange impact of approximately $14 million partially offset by lower net sales in our International Social Expression Products segment of approximately $8 million, our Retail Operations segment of approximately $7 million and our AG Interactive segment of approximately $3 million.
Net sales of our North American Social Expression Products segment increased approximately $26 million. Our candle product lines, which were sold in January 2007, contributed approximately $14 million to net sales in the prior year six months. As a result, sales of products other than candles increased approximately $40 million. Approximately $5 million of the increase was due to lower spending on our investment in cards strategy and approximately $15 million resulted from fewer SBT implementations. The majority of the remaining increase was due to improvements in everyday and seasonal card sales.
The reduction in our International Social Expression Products segment’s net sales was due primarily to the challenging retail environment in the U.K. which continues to demand reduced inventory levels for most of our product lines. Our Retail Operations segment was down approximately $7 million, or 8%, as favorable same-store sales of approximately 5% were more than offset by the decrease in store doors of approximately 13%. Growth in advertising and subscription sales in our AG Interactive segment, including the favorable impact of the prior year second quarter acquisition, were more than offset by the reduced offerings in our mobile product group.
Other revenue, primarily royalty revenue, decreased $1.9 million from $15.5 million during the six months ended August 25, 2006 to $13.6 million during the six months ended August 24, 2007. The decrease is primarily attributable to favorable audit recoveries recorded during the prior year period.
Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the six months ended August 24, 2007 and August 25, 2006 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards				Seasonal Cards				Total Greeting Cards
	2007		2006		2007		2006		2007		2006
Unit volume	13.8%		(16.1%	)	5.3%		(0.6%	)	11.4%		(12.3%	)
Selling prices	(7.2%	)	9.6%		(3.6%	)	2.8%		(6.2%	)	8.1%
Overall increase / (decrease)	5.6%		(8.0%	)	1.6%		2.2%		4.4%		(5.2%	)
During the six month period, combined everyday and seasonal greeting card sales less returns improved 4.4% compared to the prior year period, with the majority of the increase in everyday greeting cards. Approximately 45% of the increase was due to SBT implementations that reduced unit volume in the prior year first half.
Everyday card unit volume, up 13.8%, and selling prices, down 7.2%, were significantly impacted by the SBT implementations during the prior year six months. As reported in the prior year Form 10-Q, there was a significant amount of SBT implementations during the period that decreased unit volume and increased selling prices. Approximately 70% of the increase in everyday card unit volume and 85% of the decrease in selling prices was a direct result of the prior year SBT implementations. The remaining increase in everyday card unit volume was due to improvements across all business units, particularly within the North American Social Expression Products segment.
Seasonal card unit volume increased 5.3% in the six month period, primarily due to increases in Easter and graduation compared to the prior year period. The lower selling prices were due to a change in mix of cards sold to a higher mix of value priced products.

Expense Overview
MLOPC for the six months ended August 24, 2007 were $324.2 million, a decrease from $348.0 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 40.6% in the current period compared to 44.8% for the six months ended August 25, 2006. The decrease of $23.8 million is due to favorable mix of approximately $34 million partially offset by unfavorable volume variances of approximately $2 million due to the increased sales in the current period, unfavorable spending variances of approximately $1 million and foreign exchange impacts of approximately $7 million. The favorable product mix is due to a change to a richer mix of card versus non-card products, primarily as a result of the growth in everyday and seasonal cards and the sale of our candle product lines in January 2007. The increased spending is attributable to higher creative content costs of approximately $5 million partially offset by favorable scrap and inventory adjustments of $4 million.
Selling, distribution and marketing costs for the six months ended August 24, 2007 were $285.3 million, decreasing from $294.1 million for the comparable period in the prior year. The decrease of $8.8 million is due to favorable spending variances of approximately $14 million partially offset by unfavorable foreign exchange impacts of approximately $5 million. The lower spending is due to decreases in retail store expenses of approximately $7 million, savings from supply chain cost reduction programs of approximately $7 million and reduced marketing-related expenses at AG Interactive (primarily attributable to the reduced offerings for the mobile product group) of approximately $4 million. These amounts were partially offset by higher advertising and research expenses of approximately $5 million, a portion of which is attributable to our focus on our core greeting card business.
Administrative and general expenses were $117.8 million for the six months ended August 24, 2007, a decrease from $118.2 million for the six months ended August 25, 2006. The decrease of $0.4 million is primarily related to favorable spending variances of approximately $2 million partially offset by unfavorable foreign exchange impacts of approximately $2 million. The reduced spending is attributable to lower non-income related business taxes and stock-based compensation expense.
Interest expense for the six months ended August 24, 2007 was $9.6 million, down from $20.1 million for the prior year period. The decrease of $10.5 million is attributable to the financing activities from the prior year period. Expenses of $5.4 million were incurred related to the early retirement of substantially all of our 6.10% senior notes and the convertible notes exchange offer, including the associated consent payment, fees paid and the write-off of deferred financing costs. Deferred financing costs of $1.0 million associated with the credit facility that was terminated in April 2006 were written off in the prior period. Savings of $8.5 million were realized in the current period due to the reduced debt balances for the 6.10% senior notes and the 7.00% convertible notes as a result of the prior period financing activities. The amortization of deferred financing fees for the convertible notes was $1.2 million lower in the current period also as a result of the prior year activities. Commitment fees paid on the available balance of our credit facility decreased $0.4 million, primarily as a result of the reduction in the size of the term loan facility. Partially offsetting these amounts are $3.7 million for interest expense on the new 7.375% notes issued in May 2006 and $2.4 million for the net gain recognized on the interest rate derivative entered into and settled during the six months ended August 25, 2006.
The effective tax rate on income from continuing operations was 42.0% and 27.6% for the six months ended August 24, 2007 and August 25, 2006, respectively. The increase in the effective tax rate relates to several discrete events during the current year period, primarily agreements reached with the Internal Revenue Service as it closed its audit cycle.

Segment Information
Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At August 24, 2007, we owned and operated 429 card and gift retail stores in the United States and Canada through our Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors. AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.
We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.
North American Social Expression Products Segment

(Dollars in	Three Months Ended August		%	Six Months Ended August		%
thousands)	24, 2007	25, 2006	Change	24, 2007	25, 2006	Change
Total revenue	$241,939	$228,910	5.7%	$530,866	$504,325	5.3%

Segment earnings	30,332	4,498	574.3%	111,017	59,749	85.8%
Total revenue of our North American Social Expression Products segment for the three months ended August 24, 2007, excluding the impact of foreign exchange and intersegment items, increased $13.0 million, or 5.7%, from the prior year period. Lower spending on our investment in cards strategy and SBT conversions in the current quarter compared to the prior year quarter accounted for approximately $1 million and $7 million, respectively, of the total revenue increase. Also contributing to the increase was sales of everyday and seasonal cards. These increases were partially offset by the sale of our candle product lines in January 2007, which contributed approximately $7 million to total revenue in the prior year quarter. Total revenue of our North American Social Expression Products segment for the six months ended August 24, 2007, excluding the impact of foreign exchange and intersegment items, increased $26.5 million, or 5.3%, from the prior year period. Our candle product lines, which were sold in January 2007, contributed approximately $14 million to net sales in the prior year six months. As a result, sales of products other than candles increased approximately $40 million. Approximately $5 million of the increase was due to lower spending on our investment in cards strategy and approximately $15 million resulted from fewer SBT implementations. The majority of the remaining increase was due to improvements in everyday and seasonal card sales.
Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $25.8 million compared to the prior year second quarter. The lower spending on our investment in cards strategy and SBT implementations accounted for approximately $8 million of the increase. Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $51.3 million during the six months ended August 24, 2007 compared to the prior year period. The lower spending on our investment in cards strategy and SBT implementations accounted for approximately $21 million of the increase. The remaining increase for both the three and six month periods is attributable to higher everyday card sales as well as lower costs. The lower costs are due to product mix, including the favorable impact from the sale of our lower margin candle product lines in January 2007, plant efficiencies and supply chain cost reduction programs.

International Social Expression Products Segment

(Dollars in	Three Months Ended August		%	Six Months Ended August		%
thousands)	24, 2007	25, 2006	Change	24, 2007	25, 2006	Change
Total revenue	$59,390	$62,385	(4.8%)	$119,044	$126,493	(5.9%)

Segment earnings	1,393	559	149.2%	1,433	1,056	35.7%
Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, decreased $3.0 million, or 4.8%, compared to the prior year quarter and decreased $7.5 million, or 5.9%, compared to the prior year six months. The majority of the decrease in both the three and six month periods is attributable to lower sales in the U.K., which continues to experience a challenging retail environment including reductions of inventory at retail.
Segment earnings, excluding the impact of foreign exchange, increased $0.8 million compared to the prior year three months and increased $0.4 million compared to the prior year six months. The increase in both periods is attributable to product mix and expense control, including merchandiser and distribution expenses, which more than offset the impact of the reduced sales volume in the current year periods.
Retail Operations Segment

(Dollars in	Three Months Ended August		%	Six Months Ended August		%
thousands)	24, 2007	25, 2006	Change	24, 2007	25, 2006	Change
Total revenue	$37,382	$39,453	(5.2%)	$76,306	$82,954	(8.0%)

Segment loss	(6,484)	(9,071)	28.5%	(9,265)	(16,372)	43.4%
Total revenue, excluding the impact of foreign exchange, in our Retail Operations segment decreased $2.1 million, or 5.2%, for the three months ended August 24, 2007, compared to the prior year period as favorable same-store sales of approximately $2 million, or 6.9%, were more than offset by the reduction in store doors. Total revenue for the quarter decreased approximately $4 million due to fewer stores. The average number of stores was approximately 13% less than in the prior year quarter. For the six months ended August 24, 2007, total revenue decreased $6.6 million compared to the prior year period, as favorable same-store sales of approximately $3 million, or 4.6%, were more than offset by the reduction in store doors. The average number of stores was approximately 13% less than in the prior year period, which accounted for approximately $10 million of the decrease. Both current year periods benefited from the performance of children’s gifting products, which was the driver of the same-store sales increases.
Segment earnings, excluding the impact of foreign exchange, was a loss of $6.5 million in the three months ended August 24, 2007, compared to a loss of $9.1 million in the three months ended August 25, 2006. Segment earnings were favorably impacted by lower store rent, operating expenses and associate costs of approximately $3 million due to fewer stores as we closed approximately 60 underperforming stores in the fourth quarter of 2007. For the six months ended August 24, 2007, segment earnings was a loss of $9.3 million compared to a loss of $16.4 million in the prior year period. The impact on earnings of the lower revenue in the period was more than offset by lower store expenses of approximately $7 million due to fewer stores. Lower information technology expenses in the current period also contributed to the reduced segment loss in the period. Earnings were favorably impacted by improved gross margins as a result of less promotional pricing. Gross margins increased by approximately 3.5 percentage points.

AG Interactive Segment

(Dollars in	Three Months Ended August		%	Six Months Ended August		%
thousands)	24, 2007	25, 2006	Change	24, 2007	25, 2006	Change
Total revenue	$17,158	$20,447	(16.1%)	$37,052	$40,488	(8.5%)

Segment earnings	3,177	1,208	163.0%	6,473	3,249	99.2%
Total revenue of AG Interactive for the three months ended August 24, 2007, excluding the impact of foreign exchange, was $17.2 million compared to $20.4 million in the prior year second quarter. Total revenue of AG Interactive for the six months ended August 24, 2007, excluding the impact of foreign exchange, was $37.1 million compared to $40.5 million in the prior year six months. Growth in advertising and subscription revenue in our online product group, due to both ongoing operations and the second quarter 2007 acquisition of an online greeting card business, was more than offset by the decrease in revenue of our mobile product group due to reduced offerings for both the three and six month periods. At the end of the second quarter of 2008, AG Interactive had approximately 3.6 million online paid subscribers versus 3.3 million at the prior year quarter end.
Segment earnings, excluding the impact of foreign exchange, increased $2.0 million for the quarter ended August 24, 2007, compared to the prior year period. Segment earnings, excluding the impact of foreign exchange, increased from $3.2 million in the six months ended August 25, 2006 to $6.5 million in the current year period. Growth in advertising and subscription revenue as well as lower expenses in the mobile product group due to the reduced offerings in that group contributed to the improved segment earnings in both periods.
Liquidity and Capital Resources
The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position as of August 25, 2006, has been included.
Operating Activities
Operating activities provided $58.1 million of cash during the six months ended August 24, 2007, compared to $28.1 million of cash in the prior year period.
Other non-cash charges were $3.9 million for the six months ended August 24, 2007, compared to $7.0 million in the prior year period. The decrease is primarily related to the prior period write-off of deferred financing fees associated with our old credit facility and lower amortization of debt financing fees in the current period.
Accounts receivable provided $33.4 million of cash from February 28, 2007, compared to $55.4 million during the six months ended August 25, 2006. The change is due to the timing of collections, primarily due to significantly more collections in the fourth quarter of 2007 compared to the fourth quarter of 2006.
Inventory was a use of $62.0 million from February 28, 2007, compared to a use of $57.1 million in the prior year period. As a percentage of the prior twelve months’ MLOPC, inventories were 30.9% at August 24, 2007, compared to 32.4% at August 25, 2006. The higher usage in the current six months is attributable to improved inventory management at February 28, 2007 versus February 28, 2006. The lower beginning inventory at March 1 increased the inventory usage in the current year as we build our seasonal inventory.
Other current assets used $2.8 million of cash from February 28, 2007, compared to using $24.2 million in the prior year six months. The difference is due to refundable tax amounts in the prior year.
Deferred costs — net represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 24, 2007, amortization exceeded payments by $28.5 million; in the six months ended August 25, 2006, amortization exceeded payments by $26.8 million. See Note 9 to the condensed consolidated financial statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities were a use of $23.4 million during the six months ended August 24, 2007, compared to $33.2 million in the prior year period. The change from the prior year is due primarily to the change in profit-sharing payments and accruals during the respective periods.
Investing Activities
Investing activities used $15.1 million of cash during the six months ended August 24, 2007, compared to providing $188.9 million in the prior year period. The use of cash in the current year is related to capital expenditures of $13.6 million as well as cash payments for business acquisitions. The final payment of $6.1 million for the online greeting card business purchased in the prior year’s second quarter was made during the first quarter of fiscal 2008. These amounts were partially offset by cash receipts related to discontinued operations and proceeds from the sale of fixed assets. The source of cash in the prior year is primarily related to sales of short-term investments exceeding purchases. Short-term investments decreased $208.7 million during the six months ended August 25, 2006.
Financing Activities
Financing activities provided $1.3 million of cash during the six months ended August 24, 2007, compared to using $343.7 million during the six months ended August 25, 2006. Our receipt of the exercise price on stock options provided $24.3 million in the current period, but was offset by dividend payments and share repurchases as discussed below. The prior year amount relates primarily to our refinancing activities during the period. We issued $200.0 million of 7.375% senior unsecured notes and retired $277.3 million of our 6.10% senior notes, approximately 92% of the total outstanding. We also repaid $159.1 million of our 7.00% convertible subordinated notes and borrowed $20.0 million under our credit facility. We paid $8.1 million of debt issuance costs during the prior period for our new credit facility, the 7.375% senior unsecured notes and the 7.00% convertible subordinated notes exchange offer. These amounts were deferred and are being amortized over the respective periods of the instruments. Our Class A common share repurchase programs also contributed to the cash used for financing activities in both periods. These repurchases were made through 10b5-1 programs. During the six months ended August 24, 2007, $10.4 million was paid to repurchase approximately 0.4 million shares under the repurchase program, compared to $108.6 million used in the prior year period to repurchase approximately 4.9 million shares. We also paid $1.5 million in the current period to repurchase 0.1 million Class B common shares, in accordance with our Amended Articles of Incorporation.
During the six months ended August 24, 2007 and August 25, 2006, we paid quarterly dividends of $0.10 and $0.08 per common share, respectively, which totaled $11.1 million and $9.2 million, respectively.
Credit Sources
Substantial credit sources are available to us. In total, we had available sources of approximately $600 million at August 24, 2007. This included our $450 million senior secured credit facility and our $150 million accounts receivable securitization facility. The credit agreement includes a $350 million revolving credit facility and a $100 million delay draw term loan. There were no balances outstanding under these arrangements at August 24, 2007. While there were no balances outstanding under either facility, we do have, in the aggregate, $27.9 million outstanding under letters of credit, which reduces the total credit availability thereunder.
Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section of our Annual Report on Form 10-K for the year ended February 28, 2007 for further information.
Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.
We are going through the due diligence process necessary to prepare for a multi-year information systems refresh. We see this effort as a multi-year program, in the range of 7 to 10 years. As we are still negotiating with potential suppliers, we are unable to estimate the future impact on earnings and cash flows, but it is likely that these impacts could be significant.
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
Factors That May Affect Future Results
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:
•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;
•	our ability to successfully implement our strategy to invest in our core greeting card business;
•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;
•	the timing and impact of converting customers to a scan-based trading model;
•	our ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh that we may implement;
•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases;
•	our ability to successfully complete, or achieve the desired benefits associated with, dispositions;
•	a weak retail environment;
•	consumer acceptance of products as priced and marketed;
•	the impact of technology on core product sales;
•	competitive terms of sale offered to customers;
•	successful implementation of supply chain improvements and achievement of projected cost savings from those improvements;
•	increases in the cost of material, energy, freight and other production costs;
•	our ability to comply with our debt covenants;
•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar;
•	escalation in the cost of providing employee health care;
•	successful integration of acquisitions; and
•	the outcome of any legal claims known or unknown.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2007. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2007, the end of our preceding fiscal year, to August 24, 2007, the end of our most recent fiscal quarter.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended February 28, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended August 24, 2007.

								Maximum Number of
								Shares (or
						Total Number of		Approximate Dollar
						Shares Purchased as		Value) that May Yet Be
	Total Number of Shares			Average Price		Part of Publicly		Purchased Under the
Period	Repurchased			Paid per Share		Announced Plans		Plans

June 2007	Class A –	85,000		$25.74	(2)	85,000	(3)	$94,370,822
	Class B –	52,215	(1)	$25.34		-

July 2007	Class A –	15,000		$26.40	(2)	15,000	(3)	$93,974,871
	Class B –	500	(1)	$28.66		-

August 2007	Class A –	180,000		$24.25	(2)	180,000	(3)	$89,609,721
	Class B –	892	(1)	$24.26		-

Total	Class A –	280,000				280,000	(3)
	Class B –	53,607	(1)			-

(1)	There is no public market for our Class B common shares. Pursuant to our Amended Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal.

(2)	Excludes commissions paid, if any, related to the share repurchase transactions.

(3)	On April 17, 2007, American Greetings announced that its Board of Directors authorized a new program to repurchase up to $100 million of its Class A common shares. There is no set expiration date for this repurchase program and these repurchases are made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on June 22, 2007, at which the following proposals were put to a vote of shareholders of record as of May 1, 2007:
Proposal 1: Election of Directors
The following were elected to Class III of our Board of Directors with a term expiring in 2010: Scott S. Cowen, William E. MacDonald, III, Charles A. Ratner and Zev Weiss.
The following individuals were continuing Class I directors with a term expiring in 2008: Morry Weiss, Stephen R. Hardis and Michael J. Merriman, Jr.
The following individuals were Class II directors with a term expiring in 2009: Joseph S. Hardin, Jr., Jerry Sue Thornton and Jeffrey Weiss.

Nominee	Votes For	Votes Withheld

Scott S. Cowen	78,290,924	5,024,920
William E. MacDonald, III	82,034,111	1,281,733
Charles A. Ratner	79,346,283	3,969,561
Zev Weiss	65,379,777	17,936,067

Proposal 2: Approval of the American Greetings Corporation 2007 Omnibus Incentive Compensation Plan
Shareholders approved the adoption of the American Greetings Corporation 2007 Omnibus Incentive Compensation Plan.

Votes For	Against	Abstain
68,978,959	10,886,573	497,438
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

10.1	Key Management Annual Incentive Plan (Fiscal Year 2008 Description)

10.2	Form of Director Stock Agreement under the American Greetings Corporation 2007 Omnibus Incentive Compensation Plan

(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION
By:	/s/ Joseph B. Cipollone

Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer*

October 3, 2007
*  (Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)