Form 10-Q
period 2007-11-23
AMERICAN GREETINGS CORP
filed 2008-01-02
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of December 27, 2007, the number of shares outstanding of each of the issuer’s classes of common stock was:
Class A Common            48,743,833
Class B Common              3,442,145

AMERICAN GREETINGS CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Thousands of dollars except share and per share amounts)

		(Unaudited)
	Three Months Ended		Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
	2007	2006	2007	2006
Net sales	$474,995	$510,102	$1,258,829	$1,271,755
Other revenue	10,751	11,052	24,309	26,537

Total revenue	485,746	521,154	1,283,138	1,298,292

Material, labor and other production costs	223,329	245,187	547,509	593,232
Selling, distribution and marketing expenses	159,420	157,364	444,695	451,419
Administrative and general expenses	60,481	65,287	178,291	183,516
Other operating income — net	(127)	(20,541)	(807)	(20,963)

Operating income	42,643	73,857	113,450	91,088

Interest expense	4,835	6,951	14,431	27,024
Interest income	(2,115)	(1,258)	(5,834)	(6,716)
Other non-operating (income) expense — net	(4,582)	91	(7,478)	(2,811)

Income from continuing operations before income tax expense	44,505	68,073	112,331	73,591
Income tax expense	15,017	21,058	43,495	22,583

Income from continuing operations	29,488	47,015	68,836	51,008

(Loss) income from discontinued operations, net of tax	(472)	2,692	(1,395)	3,593

Net income	$29,016	$49,707	$67,441	$54,601

Earnings per share — basic:
Income from continuing operations	$0.54	$0.79	$1.25	$0.87
(Loss) income from discontinued operations	(0.01)	0.05	(0.03)	0.06

Net income	$0.53	$0.84	$1.22	$0.93

Earnings per share — assuming dilution:
Income from continuing operations	$0.53	$0.79	$1.24	$0.82
(Loss) income from discontinued operations	(0.01)	0.04	(0.03)	0.06

Net income	$0.52	$0.83	$1.21	$0.88

Average number of shares outstanding	55,022,689	59,502,276	55,350,736	58,590,857

Average number of shares outstanding — assuming dilution	55,466,351	59,902,127	55,726,990	64,361,644

Dividends declared per share	$0.10	$0.08	$0.30	$0.24
See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	November 23,	February 28,	November 24,
	2007	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$71,117	$144,713	$86,216
Trade accounts receivable, net	205,702	103,992	239,207
Inventories	239,209	182,618	244,181
Deferred and refundable income taxes	76,568	135,379	160,983
Assets of businesses held for sale	2,216	5,199	13,310
Prepaid expenses and other	213,529	227,380	295,866

Total current assets	808,341	799,281	1,039,763

Goodwill	267,308	224,105	219,093
Other assets	389,324	416,887	459,269
Deferred and refundable income taxes	111,959	52,869	—

Property, plant and equipment — at cost	975,721	944,534	968,755
Less accumulated depreciation	684,170	659,462	668,524

Property, plant and equipment — net	291,551	285,072	300,231

	$1,868,483	$1,778,214	$2,018,356

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$46,490	$—	$142,000
Accounts payable	131,099	118,204	126,956
Accrued liabilities	89,751	80,389	91,108
Accrued compensation and benefits	58,969	61,192	58,720
Income taxes	31,255	26,385	17,412
Liabilities of businesses held for sale	1,383	1,932	1,629
Other current liabilities	96,896	84,898	91,162

Total current liabilities	455,843	373,000	528,987

Long-term debt	200,975	223,915	223,985
Other liabilities	149,869	162,410	101,003
Deferred income taxes and noncurrent income taxes payable	31,877	6,315	25,306

Shareholders’ equity
Common shares — Class A	49,929	50,839	53,775
Common shares — Class B	3,442	4,283	4,224
Capital in excess of par value	443,326	414,859	417,444
Treasury stock	(780,044)	(710,414)	(643,540)
Accumulated other comprehensive income (loss)	22,982	(1,013)	36,067
Retained earnings	1,290,284	1,254,020	1,271,105

Total shareholders’ equity	1,029,919	1,012,574	1,139,075

	$1,868,483	$1,778,214	$2,018,356

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 23, 2007	November 24, 2006
OPERATING ACTIVITIES:
Net income	$67,441	$54,601
Loss (income) from discontinued operations	1,395	(3,593)

Income from continuing operations	68,836	51,008
Adjustments to reconcile to net cash provided (used) by operating activities:
Net (gain) loss on disposal of fixed assets	(481)	754
Loss on extinguishment of debt	—	5,055
Depreciation and amortization	36,002	37,229
Deferred income taxes	(7,994)	5,827
Other non-cash charges	5,719	9,180
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Increase in trade accounts receivable	(99,268)	(92,821)
Increase in inventories	(49,911)	(27,202)
Decrease (increase) in other current assets	18,090	(96,250)
Decrease in deferred costs — net	29,338	110,076
Increase (decrease) in accounts payable and other liabilities	38,295	(5,894)
Other — net	4,718	(6,265)

Cash Provided (Used) by Operating Activities	43,344	(9,303)

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	692,985	1,026,280
Purchases of short-term investments	(692,985)	(817,540)
Property, plant and equipment additions	(37,394)	(29,600)
Cash payments for business acquisitions, net of cash acquired	(51,256)	(11,154)
Cash receipts related to discontinued operations	4,283	12,559
Proceeds from sale of fixed assets	2,656	695

Cash (Used) Provided by Investing Activities	(81,711)	181,240

FINANCING ACTIVITIES:
Increase in long-term debt	—	200,000
Reduction of long-term debt	—	(440,588)
Increase in short-term debt	23,800	142,000
Sale of stock under benefit plans	26,198	5,630
Purchase of treasury shares	(74,572)	(186,331)
Dividends to shareholders	(16,657)	(13,909)
Debt issuance costs	—	(8,344)

Cash Used by Financing Activities	(41,231)	(301,542)

DISCONTINUED OPERATIONS:
Cash used by operating activities from discontinued operations	(839)	(2,377)
Cash provided by investing activities from discontinued operations	—	1,656

Cash Used by Discontinued Operations	(839)	(721)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,841	2,929

DECREASE IN CASH AND CASH EQUIVALENTS	(73,596)	(127,397)

Cash and Cash Equivalents at Beginning of Year	144,713	213,613

Cash and Cash Equivalents at End of Period	$71,117	$86,216

See notes to condensed consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended November 23, 2007 and November 24, 2006
Note 1 — Basis of Presentation
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
Certain amounts in the prior year financial statements have also been reclassified to conform to the 2008 presentation. Previously included in “Other income — net,” royalty revenue is now reported as “Other revenue” and interest income is now included as a separate line item on the Condensed Consolidated Statement of Income. The remaining items previously included in “Other income — net” have been segregated between operating and non-operating.
Note 2 — Seasonal Nature of Business
A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.
Note 3 — Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” including what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. FIN 48 requires a company to include additional qualitative and quantitative disclosures within its financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each annual period. The disclosures also include a discussion of the nature of uncertainties, factors that could cause a change and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more likely than not that the position will be sustained. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 on March 1, 2007. See Note 12.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB agreed to defer the effective date of SFAS 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. SFAS 157 is still effective for the Corporation in fiscal 2009 for financial assets and liabilities. The provisions of SFAS 157 will be applied prospectively. The Corporation is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements upon adoption.
Note 4 — Other Income and Expense

	Three Months Ended		Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
(In thousands)	2007	2006	2007	2006
Gain on contract terminations	$—	$(20,004)	$—	$(20,004)
Other	(127)	(537)	(807)	(959)

Other operating income — net	$(127)	$(20,541)	$(807)	$(20,963)

Foreign exchange gain	$(4,054)	$(610)	$(6,323)	$(2,348)
Rental income	(274)	(261)	(949)	(1,044)
Other	(254)	962	(206)	581

Other non-operating (income) expense — net	$(4,582)	$91	$(7,478)	$(2,811)

“Other” includes, among other things, gains and losses on asset disposals and equity income. The $20.0 million gain on contract terminations was a result of retailer consolidations, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments.
Note 5 — Earnings Per Share
The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended		Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
	2007	2006	2007	2006
Numerator (in thousands):
Income from continuing operations	$29,488	$47,015	$68,836	$51,008
Add-back — interest on convertible subordinated notes, net of tax	—	—	—	1,958

Income from continuing operations — assuming dilution	$29,488	$47,015	$68,836	$52,966

Denominator (in thousands):
Weighted average shares outstanding	55,023	59,502	55,351	58,591
Effect of dilutive securities:
Convertible debt	—	—	—	5,353
Stock options and other	443	400	376	418

Weighted average shares outstanding — assuming dilution	55,466	59,902	55,727	64,362

Income from continuing operations per share	$0.54	$0.79	$1.25	$0.87

Income from continuing operations per share — assuming dilution	$0.53	$0.79	$1.24	$0.82

Approximately 1.3 million and 1.7 million stock options outstanding in the three and nine month periods ended November 23, 2007, respectively, were excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods (2.5 million and 4.4 million stock options outstanding in the three and nine month periods ended November 24, 2006, respectively). The convertible debt was retired during the second quarter of 2007.
Note 6 — Comprehensive Income
The Corporation’s total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
(In thousands)	2007	2006	2007	2006
Net income	$29,016	$49,707	$67,441	$54,601

Other comprehensive income (loss):
Foreign currency translation adjustment and other	11,614	6,018	23,318	25,896
Unrealized gain (loss) on securities	—	323	(1)	348
Pension and other postretirement benefit plans	678	—	678	—

Total comprehensive income	$41,308	$56,048	$91,436	$80,845

Note 7 — Trade Accounts Receivable, Net
Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 23, 2007	February 28, 2007	November 24, 2006
Allowance for seasonal sales returns	$70,014	$57,584	$67,365
Allowance for doubtful accounts	5,402	6,350	8,392
Allowance for cooperative advertising and marketing funds	35,939	24,048	27,677
Allowance for rebates	49,915	40,053	57,669

	$161,270	$128,035	$161,103

Note 8 — Inventories

(In thousands)	November 23, 2007	February 28, 2007	November 24, 2006
Raw materials	$16,211	$17,590	$22,334
Work in process	12,646	11,315	10,871
Finished products	265,013	207,676	264,940

	293,870	236,581	298,145
Less LIFO reserve	81,945	79,145	81,658

	211,925	157,436	216,487
Display materials and factory supplies	27,284	25,182	27,694

	$239,209	$182,618	$244,181

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Note 9 — Deferred Costs
Deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	November 23, 2007	February 28, 2007	November 24, 2006
Prepaid expenses and other	$135,017	$131,972	$142,329
Other assets	313,928	355,115	371,745

Deferred cost assets	448,945	487,087	514,074

Other current liabilities	(57,607)	(47,692)	(58,746)
Other liabilities	(28,652)	(49,648)	(47,272)

Deferred cost liabilities	(86,259)	(97,340)	(106,018)

Net deferred costs	$362,686	$389,747	$408,056

Note 10 — Debt
Debt due within one year is as follows:

(In thousands)	November 23, 2007	February 28, 2007	November 24, 2006
Revolving credit facility	$12,800	$—	$60,000
Accounts receivable securitization facility	11,000	—	82,000
6.10% senior notes, due 2028	22,690	—	—

	$46,490	$—	$142,000

At November 23, 2007, the balances outstanding on the revolving credit facility and accounts receivable securitization facility bear interest at a rate of approximately 5.7% and 5.4%, respectively. In addition to the balances outstanding under the aforementioned agreements, the Corporation has, in the aggregate, $25.7 million outstanding under letters of credit, which reduces the total credit availability thereunder. The balance of the 6.10% senior notes was reclassified to current during the second quarter of 2008 as these notes may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.
Long-term debt and their related calendar year due dates are as follows:

(In thousands)	November 23, 2007	February 28, 2007	November 24, 2006
6.10% senior notes, due 2028	$—	$22,690	$22,633
7.375% senior notes, due 2016	200,000	200,000	200,000
Other	975	1,225	1,352

	$200,975	$223,915	$223,985

At November 23, 2007, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 11 — Retirement Benefits
The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
(In thousands)	2007	2006	2007	2006
Service cost	$251	$207	$740	$621
Interest cost	2,249	2,192	6,769	6,713
Expected return on plan assets	(2,143)	(2,182)	(6,479)	(6,503)
Settlement	—	—	1,067	—
Amortization of prior service cost	67	67	200	200
Amortization of actuarial loss	411	258	1,227	1,609

	$835	$542	$3,524	$2,640

	Postretirement Benefit
	Three Months Ended		Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
(In thousands)	2007	2006	2007	2006
Service cost	$1,050	$999	$3,150	$2,997
Interest cost	2,150	1,925	6,450	5,775
Expected return on plan assets	(1,250)	(1,275)	(3,750)	(3,825)
Amortization of prior service credit	(1,850)	(1,849)	(5,550)	(5,547)
Amortization of actuarial loss	1,650	1,700	4,950	5,100

	$1,750	$1,500	$5,250	$4,500

During the nine months ended November 23, 2007, the Corporation settled a portion of its obligation under one of the defined benefit pension plans at its Canadian subsidiary. For the affected participants, the plan was converted to a defined contribution plan. As a result, a settlement expense of $1.1 million was recorded in the second quarter.
The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the nine months ended November 23, 2007 was $5.1 million, compared to $3.6 million in the prior year period. The profit-sharing plan expense for the nine month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end and are contingent upon final year-end results. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expenses recognized for the three and nine month periods ended November 23, 2007 were $1.0 million and $3.2 million ($0.8 million and $3.0 million for the three and nine month periods ended November 24, 2006), respectively.
At November 23, 2007, February 28, 2007 and November 24, 2006, the liability for postretirement benefits other than pensions was $72.7 million, $66.7 million and $15.6 million, respectively, and is included in “Other liabilities” on the Condensed Consolidated Statement of Financial Position. The change since November 24, 2006 is due to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective February 28, 2007.
Note 12 — Income Taxes
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
During the first quarter of 2008, the Corporation’s net unrecognized tax benefits decreased $1.1 million as the Corporation reached an agreement with the IRS on a significant tax issue that was not anticipated at the beginning of the year. During the second quarter of 2008, the Corporation’s net unrecognized tax benefits increased $2.4 million primarily related to a prior year outstanding tax issue in one of the international jurisdictions in which the Corporation operates. During the third quarter of 2008, the Corporation’s net unrecognized tax benefits increased $1.9 million primarily related to interest accruing on the unrecognized tax benefits.
As of November 23, 2007, the Corporation had $38.9 million of total gross unrecognized tax benefits, the recognition of which would have a favorable effect of $32.5 million on the effective tax rate. Included in the total gross unrecognized tax benefits is $13.5 million of gross accrued interest and penalties related to uncertain tax positions.
Note 13 — Business Segment Information
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
At November 23, 2007, the Corporation owned and operated 429 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors.
AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms. The acquisition of the online digital photography business discussed below is also included in the AG Interactive segment.
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

Operating Segment Information

	Three Months Ended		Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
(In thousands)	2007	2006	2007	2006
Total Revenue:
North American Social Expression Products	$339,543	$371,726	$892,518	$908,909
Intersegment items	(19,423)	(14,953)	(41,532)	(47,811)
Exchange rate adjustment	2,972	218	4,318	325

Net	323,092	356,991	855,304	861,423

International Social Expression Products	80,604	82,526	199,648	209,019
Exchange rate adjustment	8,606	794	17,958	(1,527)

Net	89,210	83,320	217,606	207,492

Retail Operations	39,550	42,252	115,856	125,206
Exchange rate adjustment	2,467	178	3,540	299

Net	42,017	42,430	119,396	125,505

AG Interactive	18,912	21,663	55,964	62,151
Exchange rate adjustment	(2)	31	(1)	76

Net	18,910	21,694	55,963	62,227

Non-reportable segments	12,486	16,679	34,754	41,510

Unallocated	31	40	115	135

	$485,746	$521,154	$1,283,138	$1,298,292

Segment Earnings (Loss):
North American Social Expression Products	$64,549	$98,533	$192,288	$182,111
Intersegment items	(14,481)	(10,296)	(31,203)	(34,125)
Exchange rate adjustment	1,557	80	2,360	129

Net	51,625	88,317	163,445	148,115

International Social Expression Products	10,037	6,092	11,470	7,148
Exchange rate adjustment	1,117	(30)	1,464	34

Net	11,154	6,062	12,934	7,182

Retail Operations	(5,833)	(5,056)	(15,098)	(21,428)
Exchange rate adjustment	86	4	83	1

Net	(5,747)	(5,052)	(15,015)	(21,427)

AG Interactive	2,194	2,249	8,667	5,498
Exchange rate adjustment	15	(18)	(2)	(17)

Net	2,209	2,231	8,665	5,481

Non-reportable segments	636	3,668	3,598	8,308

Unallocated	(15,312)	(27,157)	(61,161)	(73,919)
Exchange rate adjustment	(60)	4	(135)	(149)

Net	(15,372)	(27,153)	(61,296)	(74,068)

	$44,505	$68,073	$112,331	$73,591

Termination Benefits and Plant Closings
Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.
The balance of the severance accrual was $6.9 million, $8.4 million and $5.7 million at November 23, 2007, February 28, 2007 and November 24, 2006, respectively, and is included in “Accrued liabilities” on the Condensed Consolidated Statement of Financial Position.
Deferred Revenue
Deferred revenue, included in “Other current liabilities” on the Condensed Consolidated Statement of Financial Position, totaled $32.5 million, $35.5 million and $27.0 million at November 23, 2007, February 28, 2007 and November 24, 2006, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.
Acquisition
During the third quarter of 2008, the AG Interactive segment acquired Webshots, an online digital photography business, for approximately $45 million. Cash paid was $45.2 million and is reflected in investing activities in the Condensed Consolidated Statement of Cash Flows. Although the allocation of the purchase price has not yet been finalized, preliminary estimates of $12 million and $37 million were recorded for intangible assets and goodwill, respectively. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. The pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.
Note 14 — Discontinued Operations
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
Discontinued operations for the nine months ended November 23, 2007 includes the operations of the Hatchery and the operations of Learning Horizons through the closing date of the sale of that business. The nine months ended November 24, 2006 included the operations of the Hatchery and Learning Horizons and the operations of the Corporation’s South African business unit through the closing date of the sale of that unit. The “(Loss) gain on sale” in the current year relates to the sale of Learning Horizons while the prior year amount related to the sales of the South African business unit and Magnivision. The following summarizes the results of discontinued operations:

	Three Months Ended		Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
	2007	2006	2007	2006
Total revenue	$20	$2,122	$379	$11,275

Pre-tax loss from operations	$(368)	$(388)	$(1,122)	$(2,371)
(Loss) gain on sale	(161)	5,100	34	5,784

	(529)	4,712	(1,088)	3,413
Income tax (benefit) expense	(57)	2,020	307	(180)

(Loss) income from discontinued operations, net of tax	$(472)	$2,692	$(1,395)	$3,593

In February 2007, the Corporation entered into an agreement to sell its educational products subsidiary, Learning Horizons. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in March 2007 and the Corporation received cash proceeds of $2.2 million, which is included in “Cash receipts related to discontinued operations” on the Condensed Consolidated Statement of Cash Flows.
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
The sale of Magnivision closed in the third quarter of 2005. In the third quarter of 2007, the Corporation recorded an additional pre-tax gain of $5.1 million based on final closing balance sheet adjustments. During the three and nine months ended November 23, 2007, proceeds of $1.0 million and $2.1 million, respectively, related to the sale of Magnivision were received and are included in “Cash receipts related to discontinued operations” on the Condensed Consolidated Statement of Cash Flows. These proceeds are associated with the gain recorded during the third quarter of 2007.
“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Condensed Consolidated Statement of Financial Position include the following:

(In thousands)	November 23, 2007	February 28, 2007	November 24, 2006
Assets of businesses held for sale:
Current assets	$13	$2,933	$8,035
Other assets	2,135	2,185	5,085
Fixed assets	68	81	190

	$2,216	$5,199	$13,310

Liabilities of businesses held for sale:
Current liabilities	$158	$610	$292
Noncurrent liabilities	1,225	1,322	1,337

	$1,383	$1,932	$1,629

Note 15 — Subsequent Events
On November 28, 2007, the Corporation announced that it entered into a definitive agreement to acquire PhotoWorks for approximately $26.5 million. PhotoWorks is a leading online photo sharing and personal publishing company that allows consumers to use their digital images to create quality photo-personalized products like greeting cards, calendars, online photo albums and photo books. In accordance with the terms of the agreement, on December 13, 2007, the Corporation commenced a cash tender offer to acquire all outstanding common stock of PhotoWorks at a price of 59.5 cents per share. The acquisition is expected to close in late January 2008.

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
Overview
We experienced lower consolidated total revenues and earnings during the third quarter of 2008, compared to the prior year quarter, due to lower sales in all reporting segments but primarily in our North American Social Expression Products segment which experienced a decrease in sales of seasonal gift packaging products and party goods. Also significantly impacting the year-over-year comparison of this segment was the impact of the candle products divestiture and the gain on contract terminations in the prior year quarter.
We spent less on the implementation of our strategy to invest in our core greeting card business (“investment in cards strategy”) and scan-based trading (“SBT”) implementations during the third quarter compared to the prior year period. The investment in cards strategy is focused on improving the design, production, display and promotion of our cards, creating relevant and on-trend products, brought to market quickly and merchandised in a manner that enhances the shopping experience. The most significant costs associated with this strategy are incentive allowances for new fixtures and removal of product at retail (to improve productivity), as credits issued to customers exceed new product shipments. Due to the nature of these costs, generally sales incentives and credits for removed product, they are reported as reductions to net sales. In addition, there are costs to implement the strategy, including installation services, information system improvements, point of purchase materials, scrap and order filling costs, which are reported within the appropriate expense lines of the Condensed Consolidated Statement of Income.
During the third quarter of 2008, actions related to our investment in cards strategy decreased total revenue by approximately $2 million and SBT implementations reduced total revenue approximately $4 million. In the prior year quarter, actions related to our investment in cards strategy decreased total revenue by approximately $10 million while SBT implementations had minimal impact on total revenue. Other related costs to implement the strategy were approximately $2 million in the current quarter, compared to approximately $3 million in the prior year period, none of which were individually significant. In total, actions related to the investment in cards strategy and SBT implementations reduced consolidated pre-tax income by approximately $8 million, compared with approximately $12 million in the prior year period.
For the nine months ended November 23, 2007, total revenue was reduced by approximately $10 million for actions related to our investment in cards strategy and approximately $5 million for SBT implementations, compared to approximately $23 million and $14 million, respectively, in the prior year. Other related costs to implement the strategy were approximately $4 million in the current nine month period, compared to approximately $7 million in the prior year period, none of which were individually significant. In total, actions related to the investment in cards strategy and SBT implementations reduced consolidated pre-tax income by approximately $19 million, compared with approximately $44 million in the prior year period.
For fiscal 2008, we expect the expenditures for the investment in cards strategy and SBT implementations to be in the range of $46 million to $51 million, compared to actual expenditures of approximately $66 million in fiscal 2007. Although we expect a significant amount of SBT implementations to occur in the fourth fiscal quarter, depending on timing, some of the income statement impact associated with the SBT implementations may occur in the first quarter of next year rather than this year’s fourth quarter.
Our recent trend of gross margin percentage improvement continued in the quarter, up one percentage point over the prior year quarter due to a change in the mix of products sold to a richer mix (as defined by higher gross margins) of card versus non-card products and the impact of continued cost savings programs, particularly in the areas of manufacturing and supply chain.
On October 25, 2007, we announced the acquisition of the assets of Webshots, an online photo and video sharing site. This acquisition, made through our AG Interactive unit, provides us the opportunity to expand our current product offerings of online social expressions into the adjacent area of online photo sharing. In addition, subsequent to November 23, 2007, we announced that we entered into a definitive agreement to acquire PhotoWorks, an online personal publishing company and photography site.
During the prior year third quarter, we recorded a gain of $20.0 million as a result of retailer consolidations, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments.
Results of Operations
Three months ended November 23, 2007 and November 24, 2006
Net income was $29.0 million, or $0.52 per share, in the quarter compared to $49.7 million, or $0.83 per share, in the prior year third quarter (all per-share amounts assume dilution).
Our results for the three months ended November 23, 2007 and November 24, 2006 are summarized below:

		% Total		% Total
(Dollars in thousands)	2007	Revenue	2006	Revenue
Net sales	$474,995	97.8%	$510,102	97.9%
Other revenue	10,751	2.2%	11,052	2.1%

Total revenue	485,746	100.0%	521,154	100.0%

Material, labor and other production costs	223,329	46.0%	245,187	47.0%
Selling, distribution and marketing expenses	159,420	32.8%	157,364	30.2%
Administrative and general expenses	60,481	12.5%	65,287	12.5%
Other operating income – net	(127)	(0.1%)	(20,541)	(3.9%)

Operating income	42,643	8.8%	73,857	14.2%

Interest expense	4,835	1.0%	6,951	1.3%
Interest income	(2,115)	(0.4%)	(1,258)	(0.2%)
Other non-operating (income) expense – net	(4,582)	(1.0%)	91	0.0%

Income from continuing operations before income tax expense	44,505	9.2%	68,073	13.1%
Income tax expense	15,017	3.1%	21,058	4.1%

Income from continuing operations	29,488	6.1%	47,015	9.0%
(Loss) income from discontinued operations, net of tax	(472)	(0.1%)	2,692	0.5%

Net income	$29,016	6.0%	$49,707	9.5%

For the three months ended November 23, 2007, consolidated net sales were $475.0 million, down from $510.1 million in the prior year third quarter. This 6.9%, or approximately $35 million, decrease was primarily the result of lower net sales in our North American Social Expression Products segment of approximately $37 million and lower net sales of approximately $2 to $3 million in each of our International Social Expression Products, Retail Operations and AG Interactive segments and our fixtures business. These decreases were partially offset by a favorable foreign exchange impact of approximately $13 million.
Net sales of our North American Social Expression Products segment decreased approximately $37 million. Our candle product lines, which were sold in January 2007, contributed approximately $14 million to net sales in the prior year quarter. Approximately $4 million of the decrease resulted from more SBT implementations in the current quarter compared to the prior year third quarter. The majority of the remaining decrease was the result of lower sales of our gift packaging products and party goods due to continued softness in demand for gift wrap as well as our attempt to improve the overall annual return within these product lines by not pursuing traditionally low margin business that we did pursue in prior years. Both seasonal and everyday cards were also down slightly compared to the prior year period. These decreases were partially offset by our reduced spending on our investment in cards strategy. In the current quarter, we spent approximately $2 million on our investment in cards strategy, compared to approximately $10 million in the prior year quarter.
The reduction in our International Social Expression Products segment’s net sales was due primarily to the challenging retail environment in the United Kingdom (“U.K.”), which continues to demand reduced inventory levels for most of our product lines. Our Retail Operations segment was down approximately $3 million, or 6%, as favorable same-store sales of approximately 5% were more than offset by the decrease in store doors of approximately 13%.
Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the three months ended November 23, 2007 and November 24, 2006 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2007	2006	2007	2006	2007	2006
Unit volume	1.7%	(4.2%)	4.2%	(23.4%)	2.3%	(9.7%)
Selling prices	(2.5%)	2.1%	(3.3%)	15.0%	(2.7%)	5.3%
Overall increase / (decrease)	(0.9%)	(2.2%)	0.8%	(11.9%)	(0.4%)	(5.0%)
During the third quarter, combined everyday and seasonal greeting card sales less returns were virtually flat, down 0.4%, compared to the prior year quarter, with a slight increase in seasonal greeting cards and a slight decrease in everyday greeting cards.
Everyday card sales less returns for the third quarter were down slightly, 0.9%, compared to the prior year quarter primarily due to lower performance from our International Social Expression Products segment. Overall, unit volume was up 1.7% and selling prices were down 2.5%. The higher unit volume was driven by the North American Social Expression Products segment, which also drove the lower selling prices with a higher mix of value line cards compared to the prior year period.
Seasonal card unit volume increased 4.2%, primarily in the fall and Christmas programs. Lower selling prices of 3.3% were related to these same programs, with a higher mix of value priced cards compared to the prior year period.
Expense Overview
Material, labor and other production costs (“MLOPC”) for the three months ended November 23, 2007 were $223.3 million, a decrease from $245.2 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 46.0% in the current period compared to 47.0% for the three months ended November 24, 2006. The decrease of $21.9 million is the result of favorable volume variances of approximately $17 million due to the lower sales volume and favorable product mix of approximately $12 million partially offset by increased spending of approximately $2 million and foreign exchange impacts of approximately $5 million. The favorable product mix is due to a change to a richer mix (as defined by higher gross margins) of card versus non-card products, partially due to the sale of our candle product lines in January 2007. The increased spending was primarily attributable to higher scrap costs.

Selling, distribution and marketing costs for the three months ended November 23, 2007 were $159.4 million, increasing from $157.4 million for the comparable period in the prior year. The increase of $2.0 million is due to unfavorable foreign exchange impacts of approximately $5 million partially offset by spending decreases of approximately $3 million. The reductions in spending are attributable to decreases in retail store expenses of approximately $2 million (due to fewer stores), savings from supply chain cost reduction programs of approximately $2 million and reduced marketing-related expenses at AG Interactive (primarily attributable to the reduced offerings for the mobile product group) of approximately $2 million. These amounts were partially offset by higher advertising and research expenses of approximately $2 million primarily attributable to our focus on our core greeting card business and approximately $1 million of distribution expenses associated with our animated children’s television programs.
Administrative and general expenses were $60.5 million for the three months ended November 23, 2007, a decrease from $65.3 million for the three months ended November 24, 2006. The decrease of $4.8 million is primarily related to favorable spending variances of approximately $6 million partially offset by unfavorable foreign exchange impacts of approximately $1 million. The decreased spending is attributable to lower profit-sharing expense of approximately $2 million as well as reductions in information technology-related expenses, stock-based compensation expense, severance charges, consulting expenses and payroll and benefits related expenses.
Other operating income – net was $0.1 million for the quarter ended November 23, 2007, a decrease from $20.5 million for the comparable period in the prior year. The decrease of $20.4 million is attributable to the gain of $20.0 million recorded in the prior year third quarter related to terminations of long-term supply agreements associated with retailer consolidations. Other non-operating (income) expense – net was income of $4.6 million in the current year third quarter compared to expense of $0.1 million for the three months ended November 24, 2006. The $4.7 million improvement is due primarily to increased foreign exchange gains in the current period and a swing from a loss on disposal of fixed assets in the prior year period to a gain in the current period.
Interest expense for the three months ended November 23, 2007 was $4.8 million, down from $7.0 million for the prior year quarter. The decrease of $2.2 million is attributable to savings of $1.5 million due to the reduced debt balances for the revolving credit facility and the accounts receivable securitization facility. Commitment fees paid on the available balance of our credit facility decreased $0.4 million, primarily as a result of the reduction in the size of the term loan facility.
The effective tax rate on income from continuing operations was 33.7% and 30.9% for the three months ended November 23, 2007 and November 24, 2006, respectively. The lower effective tax rate in the prior quarter relates to several discrete events during that period, including interest expense on estimated tax payments, return to provision adjustments and the effect of amended tax returns on deferred tax assets.

Results of Operations
Nine months ended November 23, 2007 and November 24, 2006
Net income was $67.4 million, or $1.21 per share, for the nine months compared to $54.6 million, or $0.88 per share, in the prior year period.
Our results for the nine months ended November 23, 2007 and November 24, 2006 are summarized below:

		% Total		% Total
(Dollars in thousands)	2007	Revenue	2006	Revenue
Net sales	$1,258,829	98.1%	$1,271,755	98.0%
Other revenue	24,309	1.9%	26,537	2.0%

Total revenue	1,283,138	100.0%	1,298,292	100.0%

Material, labor and other production costs	547,509	42.7%	593,232	45.7%
Selling, distribution and marketing expenses	444,695	34.7%	451,419	34.8%
Administrative and general expenses	178,291	13.9%	183,516	14.1%
Other operating income – net	(807)	(0.1%)	(20,963)	(1.6%)

Operating income	113,450	8.8%	91,088	7.0%

Interest expense	14,431	1.1%	27,024	2.0%
Interest income	(5,834)	(0.5%)	(6,716)	(0.5%)
Other non-operating income – net	(7,478)	(0.6%)	(2,811)	(0.2%)

Income from continuing operations before income tax expense	112,331	8.8%	73,591	5.7%
Income tax expense	43,495	3.4%	22,583	1.8%

Income from continuing operations	68,836	5.4%	51,008	3.9%
(Loss) income from discontinued operations, net of tax	(1,395)	(0.1%)	3,593	0.3%

Net income	$67,441	5.3%	$54,601	4.2%

For the nine months ended November 23, 2007, consolidated net sales were $1,258.8 million, down from $1,271.8 million in the prior year nine months. This 1.0%, or approximately $13 million, decrease was primarily the result of lower net sales in our North American Social Expression Products segment of approximately $10 million, our International Social Expression Products segment of approximately $10 million, our Retail Operations segment of approximately $9 million, our AG Interactive segment of approximately $6 million and our fixtures business of approximately $4 million. These decreases were partially offset by approximately $26 million of favorable foreign exchange impacts.
Net sales of our North American Social Expression Products segment decreased approximately $10 million. Our candle product lines, which were sold in January 2007, contributed approximately $28 million to net sales in the prior year nine months. As a result, sales of products other than candles increased approximately $18 million. Approximately $13 million of the increase was due to lower spending on our investment in cards strategy and approximately $9 million resulted from fewer SBT implementations. Improvements in everyday card sales added approximately $20 million to net sales in the current nine months. These increases were partially offset by reduced sales of our gift packaging products, stationery and party goods of approximately $25 million.
The reduction in our International Social Expression Products segment’s net sales was due primarily to the challenging retail environment in the U.K., which continues to demand reduced inventory levels for most of our product lines. Our Retail Operations segment was down approximately $9 million, or 8%, as favorable same-store sales of approximately 5% were more than offset by the decrease in store doors of approximately 13%. Growth in advertising and subscription sales in our AG Interactive segment were more than offset by the reduced offerings in our mobile product group.

Other revenue, primarily royalty revenue, decreased $2.2 million from $26.5 million during the nine months ended November 24, 2006 to $24.3 million during the nine months ended November 23, 2007. The decrease is primarily attributable to favorable audit recoveries recorded during the prior year period.
Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the nine months ended November 23, 2007 and November 24, 2006 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2007	2006	2007	2006	2007	2006
Unit volume	9.3%	(12.2%)	4.8%	(9.4%)	8.1%	(11.5%)
Selling prices	(5.5%)	7.0%	(3.4%)	7.5%	(4.9%)	7.2%
Overall increase / (decrease)	3.3%	(6.1%)	1.3%	(2.6%)	2.8%	(5.1%)
During the nine month period, combined everyday and seasonal greeting card sales less returns improved 2.8% compared to the prior year period, with the majority of the increase in everyday greeting cards. Approximately 35% of the increase was due to SBT implementations that reduced unit volume in the prior year nine months.
Everyday card unit volume, up 9.3%, and selling prices, down 5.5%, were significantly impacted by the SBT implementations during the prior year nine months. As reported in the prior year Form 10-Q, there was a significant amount of SBT implementations during the period that decreased unit volume and increased selling prices. SBT implementations during the current year period have been substantially less. Approximately 60% of the increase in everyday card unit volume and 80% of the decrease in selling prices was a direct result of the prior year SBT implementations. The remaining increase in everyday card unit volume was due to improvements within the North American Social Expression Products segment.
Seasonal card unit volume increased 4.8% in the nine month period, primarily due to increases in Easter, graduation and summer programs compared to the prior year period. The lower selling prices were due to a change in mix of cards sold to a higher mix of value priced products.
Expense Overview
MLOPC for the nine months ended November 23, 2007 were $547.5 million, a decrease from $593.2 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 42.7% in the current period compared to 45.7% for the nine months ended November 24, 2006. The decrease of $45.7 million is due to favorable mix of approximately $49 million and volume variances of approximately $12 million due to the lower sales volume in the current period partially offset by unfavorable spending variances of approximately $3 million and foreign exchange impacts of approximately $12 million. The favorable product mix is due to a change to a richer mix of card versus non-card products, primarily as a result of the growth in everyday cards and the sale of our candle product lines in January 2007. The increased spending is attributable to higher creative content costs.
Selling, distribution and marketing costs for the nine months ended November 23, 2007 were $444.7 million, decreasing from $451.4 million for the comparable period in the prior year. The decrease of $6.7 million is due to reduced spending of approximately $17 million partially offset by unfavorable foreign exchange impacts of approximately $10 million. The lower spending is due to decreases in retail store expenses of approximately $9 million, savings from supply chain cost reduction programs of approximately $9 million, lower consulting expenses of approximately $2 million and reduced marketing-related expenses at AG Interactive (primarily attributable to the reduced offerings for the mobile product group) of approximately $5 million. These amounts were partially offset by higher advertising and research expenses of approximately $7 million, a portion of which is attributable to our focus on our core greeting card business.

Administrative and general expenses were $178.3 million for the nine months ended November 23, 2007, a decrease from $183.5 million for the nine months ended November 24, 2006. The decrease of $5.2 million is primarily related to reductions in spending of approximately $7 million partially offset by unfavorable foreign exchange impacts of approximately $2 million. The decreased spending is attributable to lower information technology-related expenses of approximately $3 million, consulting expenses of approximately $2 million, stock-based compensation expense of approximately $1 million and lower non-income related business taxes of approximately $1 million.
Other operating income — net was $0.8 million for the nine months ended November 23, 2007, a decrease from $21.0 million for the comparable period in the prior year. The decrease of $20.2 million is attributable to the gain of $20.0 million recorded in the prior year period related to terminations of long-term supply agreements associated with retailer consolidations. Other non-operating income — net was $7.5 million in the current year nine months compared to $2.8 million for the nine months ended November 24, 2006. The $4.7 million improvement is due primarily to increased foreign exchange gains in the current period.
Interest expense for the nine months ended November 23, 2007 was $14.4 million, down from $27.0 million for the prior year period. The decrease of $12.6 million is attributable to the financing activities from the prior year period. Expenses of $5.5 million were incurred in the prior year related to the early retirement of substantially all of our 6.10% senior notes and the convertible notes exchange offer, including the associated consent payment, fees paid and the write-off of deferred financing costs. Deferred financing costs of $1.0 million associated with the credit facility that was terminated in April 2006 were also written off in the prior period. Savings of $10.1 million were realized in the current period due to the reduced debt balances for the 6.10% senior notes, the 7.00% convertible notes and the facility borrowings. The amortization of deferred financing fees for the convertible notes was $1.2 million lower in the current period also as a result of the prior year activities. Commitment fees paid on the available balance of our credit facility decreased $0.8 million, primarily as a result of the reduction in the size of the term loan facility. Partially offsetting these amounts are $3.7 million for interest expense on the new 7.375% notes issued in May 2006 and $2.4 million for the net gain recognized on the interest rate derivative entered into and settled during the nine months ended November 24, 2006.
The effective tax rate on income from continuing operations was 38.7% and 30.7% for the nine months ended November 23, 2007 and November 24, 2006, respectively. The increase in the effective tax rate relates to several discrete events during the current year period, primarily agreements reached with the Internal Revenue Service as it closed its audit cycle.
Segment Information
Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At November 23, 2007, we owned and operated 429 card and gift retail stores in the United States and Canada through our Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors. AG Interactive is an electronic provider of social expression content through the Internet and wireless platforms.
We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

(Dollars in	Three Months Ended November		%	Nine Months Ended November		%
thousands)	23, 2007	24, 2006	Change	23, 2007	24, 2006	Change
Total revenue	$320,120	$356,773	(10.3%)	$850,986	$861,098	(1.2%)

Segment earnings	50,068	88,237	(43.3%)	161,085	147,986	8.9%
Total revenue of our North American Social Expression Products segment for the quarter ended November 23, 2007, excluding the impact of foreign exchange and intersegment items, decreased $36.7 million, or 10.3%, from the prior year period. Our candle product lines, which were sold in January 2007, contributed approximately $14 million to total revenue in the prior year quarter. Approximately $4 million of the decrease resulted from more SBT implementations in the current quarter compared to the prior year third quarter. The majority of the remaining decrease was due to lower sales of our gift packaging products and party goods. Both seasonal and everyday cards were also down slightly compared to the prior year period. These decreases were partially offset by our reduced spending on our investment in cards strategy. In the current quarter, we spent approximately $2 million on our investment in cards strategy, compared to approximately $10 million in the prior year quarter. Total revenue of our North American Social Expression Products segment for the nine months ended November 23, 2007, excluding the impact of foreign exchange and intersegment items, decreased $10.1 million, or 1.2%, from the prior year period. Our candle product lines, which were sold in January 2007, contributed approximately $28 million to total revenue in the prior year nine months. As a result, revenue from products other than candles increased approximately $18 million. Approximately $13 million of the increase was due to lower spending on our investment in cards strategy and approximately $9 million resulted from fewer SBT implementations. Improvements in everyday card sales added approximately $20 million to net sales in the current nine months. These increases were partially offset by reduced sales of our gift packaging products, stationery and party goods of approximately $25 million.
Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $38.1 million from $88.2 million for the three months ended November 24, 2006 to $50.1 million for the three months ended November 23, 2007. The prior year quarter included the $20.0 million gain related to terminations of long-term supply agreements associated with retailer consolidations. The remaining decrease is primarily attributable to the reduction in variable margin due to the reduced sales in the current quarter (primarily our candle product lines and party goods). Segment earnings in the current quarter were also favorably impacted approximately $4 million by reduced spending on our investment in cards strategy and SBT implementations in the current period compared to the prior year quarter. Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $13.1 million during the nine months ended November 23, 2007 compared to the prior year period. The lower spending on our investment in cards strategy and SBT implementations accounted for approximately $25 million of the increase. Also contributing to the increase are higher everyday card sales as well as lower costs. The lower costs are due to product mix, including the favorable impact from the sale of our lower margin candle product lines, plant efficiencies and supply chain cost reduction programs. Partially offsetting these increases is the $20.0 million gain related to terminations of long-term supply agreements associated with retailer consolidations that was recorded in the prior year nine months.
International Social Expression Products Segment

(Dollars in	Three Months Ended November		%	Nine Months Ended November		%
thousands)	23, 2007	24, 2006	Change	23, 2007	24, 2006	Change
Total revenue	$80,604	$82,526	(2.3%)	$199,648	$209,019	(4.5%)

Segment earnings	10,037	6,092	64.8%	11,470	7,148	60.5%
Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, decreased $1.9 million, or 2.3%, compared to the prior year quarter and decreased $9.4 million, or 4.5%, compared to the prior year nine months. The majority of the decrease in both the three and nine month periods is attributable to lower sales in the U.K., which continues to experience a challenging retail environment including reductions of inventory at retail.

Segment earnings, excluding the impact of foreign exchange, increased $3.9 million compared to the prior year three months and increased $4.3 million compared to the prior year nine months. The increase in both periods is attributable to product mix and expense control, including merchandiser and distribution expenses, which more than offset the impact of the reduced sales volume in the current year periods.
Retail Operations Segment

(Dollars in	Three Months Ended November		%	Nine Months Ended November		%
thousands)	23, 2007	24, 2006	Change	23, 2007	24, 2006	Change
Total revenue	$39,550	$42,252	(6.4%)	$115,856	$125,206	(7.5%)

Segment loss	(5,833)	(5,056)	(15.4%)	(15,098)	(21,428)	29.5%
Total revenue, excluding the impact of foreign exchange, in our Retail Operations segment decreased $2.7 million, or 6.4%, for the three months ended November 23, 2007, compared to the prior year period as favorable same-store sales of approximately $2 million, or 4.6%, were more than offset by the reduction in store doors. Total revenue for the quarter decreased approximately $5 million due to fewer stores as the average number of stores was approximately 13% less than in the prior year quarter. For the nine months ended November 23, 2007, total revenue decreased $9.4 million compared to the prior year period, as favorable same-store sales of approximately $5 million, or 4.6%, were more than offset by the reduction in store doors which decreased total revenue approximately $14 million. Both current year periods benefited from the performance of children’s gifting products, which was the driver of the same-store sales increases.
Segment earnings, excluding the impact of foreign exchange, was a loss of $5.8 million in the three months ended November 23, 2007, compared to a loss of $5.1 million during the three months ended November 24, 2006. Segment earnings were favorably impacted by lower store expenses of approximately $2 million primarily due to fewer stores in the current period. The impact on earnings of these expense reductions was more than offset by the decrease in sales in the current period. For the nine months ended November 23, 2007, segment earnings was a loss of $15.1 million compared to a loss of $21.4 million in the prior year period. The impact on earnings of the lower revenue in the period was more than offset by lower store expenses of approximately $9 million due to fewer stores. Lower information technology expenses in the current period also contributed to the reduced segment loss in the period. Earnings were favorably impacted by improved gross margins as a result of less promotional pricing. Gross margins increased by approximately 1.6 percentage points.
AG Interactive Segment

(Dollars in	Three Months Ended November		%	Nine Months Ended November		%
thousands)	23, 2007	24, 2006	Change	23, 2007	24, 2006	Change
Total revenue	$18,912	$21,663	(12.7%)	$55,964	$62,151	(10.0%)

Segment earnings	2,194	2,249	(2.5%)	8,667	5,498	57.6%
Total revenue of AG Interactive for the three months ended November 23, 2007, excluding the impact of foreign exchange, was $18.9 million compared to $21.7 million in the prior year third quarter. Total revenue of AG Interactive for the nine months ended November 23, 2007, excluding the impact of foreign exchange, was $56.0 million compared to $62.2 million in the prior year nine months. Growth in advertising and subscription revenue in our online product group, due to both ongoing operations and the second quarter 2007 acquisition of an online greeting card business, was more than offset by the decrease in revenue of our mobile product group due to reduced offerings for both the three and nine month periods. At the end of the third quarter of 2008, AG Interactive had approximately 3.7 million online paid subscribers versus 3.4 million at the prior year quarter end.
Segment earnings, excluding the impact of foreign exchange, were flat for the quarter ended November 23, 2007, compared to the prior year period. Segment earnings, excluding the impact of foreign exchange, increased from $5.5 million in the nine months ended November 24, 2006 to $8.7 million in the current year period. Growth in advertising and subscription revenue as well as lower expenses in the mobile product group due to the reduced offerings in that group contributed to the improved segment earnings in the nine month period.
Liquidity and Capital Resources
The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Condensed Consolidated Statement of Financial Position as of November 24, 2006, has been included.
Operating Activities
Operating activities provided $43.3 million of cash during the nine months ended November 23, 2007, compared to a use of $9.3 million of cash in the prior year period.
Other non-cash charges were $5.7 million for the nine months ended November 23, 2007, compared to $9.2 million in the prior year period. The decrease is primarily related to the prior period write-off of deferred financing fees associated with our old credit facility and lower amortization of debt financing fees and reduced stock-based compensation expense in the current period.
Inventory was a use of $49.9 million from February 28, 2007, compared to a use of $27.2 million in the prior year period. The higher usage in the current nine months is attributable to improved inventory management at February 28, 2007 versus February 28, 2006. The lower beginning inventory at March 1 increased the inventory usage in the current year as we build our seasonal inventory.
Other current assets provided $18.1 million of cash from February 28, 2007, compared to using $96.3 million in the prior year nine months. Both the current year cash provided and the prior year cash usage are attributable to a receivable of approximately $90 million recorded as part of the termination of several long-term supply agreements. The majority of the receivable was collected in the fourth quarter of 2007 and the balance was received in the current year.
Deferred costs — net generally represents payments under agreements with retailers net of the related amortization of those payments. However, for the nine months ended November 23, 2007, deferred costs — net also includes the impact of a $15 million reduction of deferred contract costs associated with the termination of a long-term supply agreement and related refund received. For the nine months ended November 24, 2006, deferred costs — net includes the impact of a $76 million reduction of deferred contract costs associated with the termination of several long-term supply agreements and related refunds received. In addition, amortization exceeded payments by approximately $14 million during the nine months ended November 23, 2007 and by approximately $34 million during the nine months ended November 24, 2006. See Note 9 to the condensed consolidated financial statements for further detail of deferred costs related to customer agreements.
Accounts payable and other liabilities provided $38.3 million of cash during the nine months ended November 23, 2007, compared to using $5.9 million in the prior year period. The change from the prior year is due primarily to income taxes and the change in profit-sharing payments and accruals during the respective periods.
Investing Activities
Investing activities used $81.7 million of cash during the nine months ended November 23, 2007, compared to providing $181.2 million in the prior year period. The use of cash in the current year is related to capital expenditures of $37.4 million as well as cash payments for business acquisitions. During the third quarter of fiscal 2008, we purchased the assets of Webshots, an online photo and video sharing site, for $45.2 million. Also, the final payment of $6.1 million for the online greeting card business purchased in the prior year’s second quarter was made during the first quarter of fiscal 2008. These amounts were partially offset by cash receipts related to discontinued operations and proceeds from the sale of fixed assets. The source of cash in the prior year is primarily related to sales of short-term investments exceeding purchases. Short-term investments decreased $208.7 million during the nine months ended November 24, 2006.

Financing Activities
Financing activities used $41.2 million of cash during the nine months ended November 23, 2007, compared to using $301.5 million during the nine months ended November 24, 2006. The use of cash in the current period is attributable to share repurchases and dividend payments as discussed below. These amounts were partially offset by short-term debt borrowings of $23.8 million and our receipt of the exercise price on stock options, which provided $26.2 million in the current period. The prior year amount relates primarily to our refinancing activities during the period. We issued $200.0 million of 7.375% senior unsecured notes and retired $277.3 million of our 6.10% senior notes, approximately 92% of the total outstanding, and had net borrowings under our revolving credit facility and accounts receivable facility of $142.0 million. We also repaid $159.1 million of our 7.00% convertible subordinated notes. We paid $8.3 million of debt issuance costs during the prior period for our new credit facility, the 7.375% senior unsecured notes and the 7.00% convertible subordinated notes exchange offer. These amounts were deferred and are being amortized over the respective periods of the instruments.
Our Class A common share repurchase programs also contributed to the cash used for financing activities in both periods. These repurchases were made through 10b5-1 programs. During the nine months ended November 23, 2007, $51.8 million was paid to repurchase approximately 2.1 million shares under the repurchase program, compared to $186.1 million used in the prior year period to repurchase approximately 8.2 million shares. We also paid $22.8 million in the current period to repurchase 0.9 million Class B common shares, in accordance with our Amended Articles of Incorporation. The majority of the Class B common shares repurchased were held by the American Greetings Profit Sharing and 401(k) Savings Plan on behalf of participants investing in the Plan’s company stock fund. In connection with the Plan’s determination that the company stock fund should consist solely of Class A common shares to facilitate participant transactions, during November 2007, the Plan sold the remaining Class B common shares back to American Greetings in accordance with our Amended Articles of Incorporation.
During the nine months ended November 23, 2007 and November 24, 2006, we paid quarterly dividends of $0.10 and $0.08 per common share, respectively, which totaled $16.7 million and $13.9 million, respectively.
Credit Sources
Substantial credit sources are available to us. In total, we had available sources of approximately $600 million at November 23, 2007. This included our $450 million senior secured credit facility and our $150 million accounts receivable securitization facility. The credit agreement includes a $350 million revolving credit facility and a $100 million delay draw term loan. Approximately $13 million was outstanding under the revolving credit facility and approximately $11 million was outstanding under the accounts receivable securitization program at November 23, 2007. In addition to these borrowings, we have, in the aggregate, $25.7 million outstanding under letters of credit, which reduces the total credit availability thereunder.
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
We are going through the due diligence process necessary to prepare for a multi-year information systems refresh. We see this effort as a multi-year program, in the range of 7 to 10 years. As we are still negotiating key components of the program, we are unable to estimate the future impact on earnings and cash flows, but it is likely that the impact could be significant.
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

Factors That May Affect Future Results
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:
•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	our ability to successfully implement our strategy to invest in our core greeting card business;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	the timing and impact of converting customers to a scan-based trading model;

•	our ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh that we may implement;

•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases;

•	the ability to successfully complete the proposed acquisition of PhotoWorks and the ability to successfully integrate acquisitions;

•	our ability to successfully complete, or achieve the desired benefits associated with, dispositions;

•	a weak retail environment;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	competitive terms of sale offered to customers;

•	successful implementation of supply chain improvements and achievement of projected cost savings from those improvements;

•	increases in the cost of material, energy, freight and other production costs;

•	our ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar;

•	escalation in the cost of providing employee health care; and

•	the outcome of any legal claims known or unknown.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2007. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2007, the end of our preceding fiscal year, to November 23, 2007, the end of our most recent fiscal quarter.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended February 28, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended November 23, 2007.

								Maximum Number of
								Shares (or
						Total Number of		Approximate Dollar
						Shares Purchased as		Value) that May Yet Be
	Total Number of Shares			Average Price		Part of Publicly		Purchased Under the
Period	Repurchased			Paid per Share		Announced Plans		Plans
September 2007	Class A –	395,000		$24.41	(2)	395,000	(3)	$79,969,524
	Class B –	1,404	(1)	$25.56		—
October 2007	Class A –	425,000		$26.51	(2)	425,000	(3)	$68,702,396
	Class B –	688	(1)	$26.64		—
November 2007	Class A –	842,302		$24.27	(2)	842,302	(3)	$48,258,793
	Class B –	852,400	(1)	$24.92		—
Total	Class A –	1,662,302				1,662,302	(3)
	Class B –	854,492	(1)			—

(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal. Of the amount repurchased, 850,000 Class B common shares were held by the American Greetings Profit Sharing and 401(k) Savings Plan on behalf of participants investing in the Plan’s company stock fund. In connection with the Plan’s determination that the company stock fund should consist solely of Class A common shares to facilitate participant transactions, during November 2007, the Plan sold 850,000 Class B common shares back to American Greetings in accordance with the Amended Articles of Incorporation.

(2)	Excludes commissions paid, if any, related to the share repurchase transactions.

(3)	On April 17, 2007, American Greetings announced that its Board of Directors authorized a new program to repurchase up to $100 million of its Class A common shares. There is no set expiration date for this repurchase program and these repurchases are made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

10.1	American Greetings Corporation Second Amended and Restated Supplemental Executive Retirement Plan (Effective October 31, 2007)

(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION
	By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
January 2, 2008		Vice President, Corporate Controller, and Chief Accounting Officer *

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)