Form 10-K
period 2008-02-29
AMERICAN GREETINGS CORP
filed 2008-04-29
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐    NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, August 24, 2007—$1,314,865,089 (affiliates, for this purpose, have been deemed to be directors, executive officers and certain significant shareholders).

Number of shares outstanding as of April 25, 2008:

CLASS A COMMON—45,341,634

CLASS B COMMON—3,432,619

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

OVERVIEW

Founded in 1906, American Greetings operates predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, party goods, stationery and giftware are manufactured or sold by us in North America, including the United States, Canada and Mexico, and throughout the world, primarily in the United Kingdom, Australia and New Zealand. In addition, our subsidiary, AG Interactive, Inc., distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. Design licensing is done primarily by our subsidiary AGC, LLC, and character licensing is done primarily by our subsidiaries, Those Characters From Cleveland, Inc. and Cloudco, Inc. Our A.G. Industries, Inc. subsidiary manufactures custom display fixtures for our products and products of others. As of February 29, 2008, we also owned and operated 414 card and gift retail stores throughout North America.

Our fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2008 refers to the year ended February 29, 2008.

PRODUCTS

American Greetings creates, manufactures and distributes social expression products including greeting cards, gift wrap, party goods, calendars and stationery as well as custom display fixtures. Our major domestic greeting card brands are American Greetings, Carlton Cards, and Gibson, and other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, DateWorks calendars and AGI In-Store (formerly AGI Schutz) display fixtures. Electronic greetings and other digital content, services and products are available through our subsidiary, AG Interactive, Inc. Through our AG Interactive business, in October 2007, we acquired the online assets of the Webshots brand from CNET Networks, Inc., and in January 2008, we acquired PhotoWorks, Inc., an online photo sharing and personal publishing company. These acquisitions provided us with an entry into the online photo sharing space, a significant number of unique visitors and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, online photo albums and photo books. We also create and license our intellectual properties, such as the “Care Bear” and “Strawberry Shortcake” characters. Information concerning sales by major product classifications is included in Part II, Item 7.

Prior to the sale of our Learning Horizons, Inc. subsidiary on March 16, 2007, we also created and distributed supplemental children’s educational products. For information concerning our discontinued operations, see Note 17 to the Consolidated Financial Statements included in Part II, Item 8.

BUSINESS SEGMENTS

At February 29, 2008, we operated in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

CONCENTRATION OF CREDIT RISKS

Net sales to our five largest customers, which include mass merchandisers and national drug store and supermarket chains, accounted for approximately 37%, 36% and 34% of total revenue in 2008, 2007 and 2006, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 16% of total revenue in 2008, 2007 and 2006. No other customer accounted for 10% or more of our consolidated total revenue.

CONSUMERS

We believe that women purchase the majority of all greeting cards sold and that the median age of our consumers is approximately 47. We also believe that 86% of American households purchase greeting cards each year, the average number of greeting cards purchased per transaction is approximately 2.7, and consumers make approximately ten card purchasing trips per year.

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

The market for consumer photofinishing and digital imaging services is highly competitive and still emerging. Competitive factors include brand awareness, innovative and differentiated products and services, quality and competitive prices. The major competitors in the consumer photofinishing and digital imaging market are Kodak, Snapfish (owned by HP) and Shutterfly. In addition to these major competitors, there are numerous other companies that offer online photofinishing services. There are no significant proprietary or other barriers to entry into the digital or consumer photofinishing industry.

PRODUCTION AND DISTRIBUTION

In 2008, our channels of distribution continued to be primarily through mass retail, which is comprised of mass merchandisers, chain drug stores and supermarkets. Other major channels of distribution included card and gift retail stores, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). We also sell our products through our card and gift retail stores. As of February 29, 2008, we owned and operated 414 card and gift retail stores in the United States and Canada through our Retail Operations segment, which are primarily located in malls and strip shopping centers. From time to time, we also sell our products to independent, third-party distributors. Our AG Interactive segment provides social expressions content through the Internet and wireless platforms.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques which allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America and the United Kingdom. We also source products from domestic and foreign third party suppliers. The photofinishing products provided through our AG Interactive segment are provided by third party vendors. Additionally, information by geographic area is included in Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

Production of our products is generally on a level basis throughout the year. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that have been converted to a scan-based trading model are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 29, 2008, three of our five largest customers in 2008 conduct business with us under a scan-based trading model. The core of this business model rests with American Greetings owning the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. American Greetings and many of its competitors sell seasonal greeting cards with the right of return. Sales of non-seasonal products are generally sold without the right of return. Sales credits for non-seasonal product are issued at our discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8.

During the year, we experienced no material difficulties in obtaining raw materials from our suppliers.

INTELLECTUAL PROPERTY RIGHTS

We have a number of trademarks, service marks, trade secrets, copyrights, inventions, patents, and other intellectual property, which are used in connection with our products and services. Our designs, artwork, musical compositions, photographs and editorial verse are protected by copyright. In addition, we seek to register our trademarks in the United States and elsewhere. From time to time, we seek protection of our inventions by filing patent applications for which patents may be granted. We also obtain license agreements for the use of intellectual property owned or controlled by others. Although the licensing of intellectual property produces additional revenue, we do not believe that our operations are dependent upon any individual invention, trademark, service mark, copyright, patent or other intellectual property license. Collectively, our intellectual property is an important asset to us. As a result, we follow an aggressive policy of protecting our rights in our intellectual property and intellectual property licenses.

EMPLOYEES

At February 29, 2008, we employed approximately 8,800 full-time employees and approximately 18,500 part-time employees which, when jointly considered, equate to approximately 18,000 full-time equivalent employees. Approximately 1,700 of our hourly plant employees are unionized and covered by collective bargaining agreements. The following table sets forth by location the unions representing our domestic employees, together with the expiration date of the applicable governing collective bargaining agreement.

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

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain an allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to our estimate of its value based upon expected performance. These agreements are accounted for as deferred costs. Losses attributed to these specific events have historically not been material. The balances and movement of the valuation allowance accounts are disclosed on Schedule II of this Annual Report on Form 10-K. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, and the discussion under the “Deferred Costs” heading in the “Critical Accounting Policies” in Part II, Item 7 for further information and discussion of deferred costs.

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

AVAILABLE INFORMATION

We make available, free of charge, on or through the Investors section of our www.corporate.americangreetings.com Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of our filings with the SEC also can be obtained at the SEC’s Internet site, www.sec.gov. Information contained on our Web site shall not be deemed incorporated into, or be part of, this report.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Board’s Audit Committee, Compensation and Management Development Committee, and Nominating and Governance Committee are available on or through the Investors section of our www.corporate.americangreetings.com Web site, and will be made available, free of charge, in print upon request by any shareholder to the Secretary of American Greetings.

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

One of our key business strategies has been to gain profitable market share by revamping our core greeting card business. Although the majority of the expense associated with these efforts has now been incurred, the need to continuously update and refresh our product offerings is an ongoing, evolving process that will continue to impact net sales, earnings and cash flows over future periods. The actual amount and timing of the expenditures will depend on the success of the strategy and the schedules of our retail partners. Moreover, our long-term success will depend in part on how well we implement our strategy to revamp the greeting card business and we cannot assure you that this strategy will either increase our revenue or profitability. Even if we are able to implement, to a significant degree, this strategy, we may experience systemic, cultural and operational challenges that may prevent any significant increase in profitability or that may otherwise negatively influence our cash flow. In addition, even if our strategy is successful, our profitability may be adversely affected if consumer demand for lower priced, value cards continues to expand, thereby eroding our average selling prices. Our strategy may also have flaws and may not be successful. For example, we may not be able to anticipate or respond in a timely manner to changing customer demands and preferences for greeting cards. If we misjudge the market, we may significantly overstock unpopular products and be forced to grant significant credits or accept significant returns, which would have a negative impact on our results of operations and cash flow. Conversely, shortages of key items could materially and adversely impact our results of operations and financial condition.

We rely on a few mass-market retail customers for a significant portion of our sales.

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers and chain drug stores, accounted for approximately 37%, 36% and 34% of total revenue for fiscal years 2008, 2007 and 2006, respectively. Approximately 40% of the International Social Expression Products segment’s revenue in 2008 and 2007 was attributable to three customers. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 16% of total revenue in 2008, 2007 and 2006, respectively. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations and financial condition.

We operate in extremely competitive markets, and our business, results of operations and financial condition will suffer if we are unable to compete effectively.

We operate in highly competitive industries. There are an estimated 3,000 greeting card publishers in the United States ranging from small family-run organizations to major corporations. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products that, together, are estimated to encompass approximately 85% of the overall market. Our main competitor, Hallmark Cards, Inc., may have substantially greater financial, technical or marketing resources, a greater customer base, stronger name recognition and a lower cost of funds than we do. That competitor may also have longstanding relationships with certain large customers to which it may offer products that we do not provide, putting us at a competitive disadvantage. As a result, this competitor as well as other competitors that may be smaller than us, may be able to:

•	adapt to changes in customer requirements or consumer preferences more quickly;

•	take advantage of acquisitions and other opportunities more readily;

•	devote greater resources to the marketing and sale of its products; and

•	adopt more aggressive pricing policies.

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

With the growing trend toward retail trade consolidation, we are increasingly dependent upon a reduced number of key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail customers, such as inventory de-stocking, limitations on access to display space, scan-based trading and other conditions. Increased consolidations in the retail industry could result in other changes that could damage our business, such as a loss of customers, decreases in volume and less favorable contractual terms. In addition, as the bargaining strength of our retail customers grows, we may be required to grant greater credits, discounts, allowances and other incentive considerations to these customers. We may not be able to recover the costs of these incentives if the customer does not purchase a sufficient amount of products during the term of its agreement with us, which could materially and adversely affect our business, results of operations and financial condition.

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

A portion of our business and results of operations depends upon the appeal of our licensed character properties, which are used to create various toy and entertainment items for children. Consumer preferences, particularly among children, are continuously changing. The children’s entertainment industry experiences significant, sudden and often unpredictable shifts in demand caused by changes in the preferences of children to more “on trend” entertainment properties. In recent years, there have been trends towards shorter life cycles for individual youth entertainment products. Our ability to maintain our current market share and increase our market share in the future depends on our ability to satisfy consumer preferences by enhancing existing entertainment properties and developing new entertainment properties. If we are not able to successfully meet these challenges in a timely and cost-effective manner, demand for our collection of entertainment properties could decrease and our business, results of operations and financial condition may be materially and adversely affected. In addition, we may incur significant costs developing entertainment properties that may not generate future revenues at the levels that we anticipated, which could in turn create fluctuations in our reported results based on when those costs are expensed and could otherwise materially and adversely affect our results of operations and financial condition.

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

We have reduced the number of our retail stores from 542 as of February 28, 2005, to 414 as of February 29, 2008. If we cannot operate our retail stores in locations and formats that attract consumers and increase sales to allow us to earn a reasonable long-term return on capital, we may have to continue closing retail stores. Additional store closings may result in significant costs and associated charges to our earnings. Many of our retail stores are located in shopping malls. Sales at these stores are derived, in part, from the high volume of traffic attributable to mall “anchor” tenants (generally large department stores) and other area attractions, as well as from the continued appeal of malls as shopping destinations. Sales volume related to mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers or from other malls where we do not have stores, or from the closing of anchor department stores. In addition, a decline in the popularity of a particular mall, or a decline in the appeal of mall shopping generally among our target consumers, would adversely affect our business. Our ability to grow or profitably maintain our Retail Operations is dependent on our ability to attract consumers, which will depend in part on our ability to operate stores in desirable formats and locations with capital investment and lease costs that allow us to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. In addition, to the extent that shopping mall owners are not satisfied with the sales volume of our current retail stores, we may lose existing store locations.

We rely on foreign sources of production and face a variety of risks associated with doing business in foreign markets.

We rely to a significant extent on foreign manufacturers and suppliers for various products we distribute to customers. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. We generally do not have long-term supply contracts and some of our imports are subject to existing or potential duties, tariffs or quotas. In addition, a portion of our current operations are conducted and located abroad. The success of our sales to, and operations in, foreign markets depends on numerous factors, many of which are beyond our control, including economic conditions in the foreign countries in which we sell our products. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as:

•	political instability, civil unrest and labor shortages;

•

imposition of new legislation and customs’ regulations relating to imports that may limit the quantity and/or increase the cost of goods which may be imported into the United States from countries in a particular region;

•	lack of effective product quality control procedures by foreign manufacturers and suppliers;

•	currency and foreign exchange risks; and

•	potential delays or disruptions in transportation as well as potential border delays or disruptions.

Also, new regulatory initiatives may be implemented that have an impact on the trading status of certain countries and may include antidumping and countervailing duties or other trade-related sanctions, which could increase the cost of products purchased from suppliers in such countries.

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

Our trademarks, trade secrets, copyrights, patents and all of our other intellectual property rights are important assets. We rely on copyright, trademark, patent and trade secret laws in the United States and other jurisdictions and on confidentiality agreements with some employees and others to protect our proprietary rights. If these rights were infringed or invalidated, our business could be materially and adversely affected. In addition, our activities could infringe upon the proprietary rights of others, who could assert infringement claims against us. We could face costly litigation if we are forced to defend these claims. If we are unsuccessful in doing so, our business, results of operations and financial condition may be materially and adversely affected.

We seek to register our trademarks and file for patents or significant inventions in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. In addition, our confidentiality agreements with some employees or others may not provide adequate protection in the event of unauthorized use or disclosure of our proprietary information, or if our proprietary information otherwise becomes known, or is independently developed by competitors.

We may not realize the full benefit of the material we license from third parties if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

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

The terms of our borrowing arrangements may impose restrictions on our ability to, among other things, borrow and make investments, acquire other businesses, and make capital expenditures and distributions on our capital stock. In addition, certain of these arrangements, including our credit agreement, require us to satisfy specified financial covenants. Our ability to comply with these provisions depends, in part, on factors over which we may not have control. These restrictions could adversely affect our ability to pursue our growth strategy. If we were to breach any of our financial covenants or fail to make scheduled payments, our creditors could declare all amounts owed to them to be immediately due and payable. We may not have available funds sufficient to repay the amounts declared due and payable, and may have to sell our assets to repay those amounts. Our credit agreement is secured by substantially all of our domestic assets, including the stock of certain of our subsidiaries. If we cannot repay all amounts that we have borrowed under our credit agreement, our lenders could proceed against our assets.

Bankruptcy of key customers could give rise to an inability to pay us and increase our exposure to losses from bad debts.

Many of our largest customers are mass-market retailers. The mass-market retail channel in the U.S. has experienced significant shifts in market share among competitors in recent years, causing large retailers to experience liquidity problems and file for bankruptcy protection. There is a risk that these key customers will not pay us, or that payment may be delayed because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts and our deferred cost assets. Additionally, our business, results of operations and financial condition could be materially and adversely affected if these mass-market retailers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores they operate.

Difficulties in integrating acquisitions could adversely affect our business.

We recently acquired two photo sharing and personal publishing businesses and continue to regularly evaluate potential acquisition opportunities to support and strengthen our business. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire candidates on acceptable terms or integrate acquired businesses successfully. Future acquisitions could cause us to take on additional compliance obligations as well as incur debt, dilution, contingent liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets, which may materially and adversely affect our business, results of operations and financial condition. Furthermore, the process of integrating acquired businesses effectively involves the following risks:

•	unexpected difficulty in assimilating operations and products;

•	diverting management’s attention from other business concerns;

•	entering into markets in which we have limited or no direct experience; and

•	losing key employees of an acquired business.

We may be unsuccessful in increasing revenues or generating a profit from the recent acquisitions of PhotoWorks and Webshots in the digital services markets, which could adversely affect our results of operations.

Our recent acquisitions of two photo sharing and personal publishing businesses are designed to provide us with an entry into the online photo sharing space, a significant number of unique visitors and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books. However, the market for consumer photofinishing and digital imaging services is highly competitive and still emerging. The major competitors in our market are Kodak, Snapfish (acquired by HP in April 2005) and Shutterfly (an independent company). In addition to these major competitors, there are numerous other companies that offer online photofinishing services. Even if we establish a strong position among consumers for digital products and services, we may not be able to generate significant revenues or a profit from this market. The photography industry is also currently characterized by rapidly evolving technology and consumer demand for services and products. The introduction of digital services and products that use new technologies could render existing services and products obsolete. Our future success in this market will depend on our ability to adapt to new technologies and develop new or modify existing services, products and marketing techniques to satisfy changing consumer needs and attract new customers.

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

We are party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. In particular, approximately 1,700 of our employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

We may be subject to product liability claims and our products could be subject to voluntary or involuntary recalls and other actions.

We are subject to numerous federal and state regulations governing product safety including, but not limited to, those regulations enforced by the Consumer Product Safety Commission. A failure to comply with such regulations, or concerns about product safety may lead to a recall of selected products. We have experienced, and in the future may experience, recalls and defects or errors in products after their production and sale to customers. Such recalls and defects or errors could result in the rejection of our products by our retail customers and consumers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm our business. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. Governmental agencies could pursue us and issue civil fines and/or criminal penalties for a failure to comply with product safety regulations. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Additionally, we may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of our products, product liability claims, absence or cost of insurance and administrative costs associated with recalls could harm our reputation, increase costs or reduce sales.

Information technology infrastructure failures could significantly affect our business.

We depend heavily on our information technology (“IT”) infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such event could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.

We are refreshing our IT systems in stages in an effort to redesign and deploy new processes, organization structures and a common information system over a period of seven to ten years. Such an implementation carries substantial operations risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption. Further, we may not be successful implementing new systems or any new system may not perform as expected. This could have a material adverse effect on our business.

Acts of nature could result in an increase in the cost of raw materials; other catastrophic events, including earthquakes, could interrupt critical functions and otherwise adversely affect our business and results of operations.

Acts of nature could result in an increase in the cost of raw materials or a shortage of raw materials, which could influence the cost of goods supplied to us. Additionally, we have significant operations, including our largest manufacturing facility, near a major earthquake fault line in Arkansas. A catastrophic event, such as an earthquake, fire, tornado, or other natural or man-made disaster, could disrupt our operations and impair production or distribution of our products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our results of operations.

Members of the Weiss family and related entities, whose interests may differ from those of other shareholders, own a substantial portion of our common shares.

Our authorized capital stock consists of Class A common shares and Class B common shares. The economic rights of each class of common shares are identical, but the voting rights differ. Class A common shares are entitled to one vote per share and Class B common shares are entitled to ten votes per share. There is no public trading market for the Class B common shares, which are held by members of the extended family of American Greetings’ founder, officers and directors of American Greetings and their extended family members, family trusts, institutional investors and certain other persons. As of April 21, 2008, Morry Weiss, the Chairman of the Board of Directors, Zev Weiss, the Chief Executive Officer, Jeffrey Weiss, the President and Chief Operating Officer, and Erwin Weiss, the Senior Vice President, Enterprise Resource Planning, together with other members of the Weiss family and certain trusts and foundations established by the Weiss family beneficially owned approximately 90% in the aggregate of our outstanding Class B common shares, which, together with Class A common shares beneficially owned by them, represents approximately 43% of the voting power of our outstanding capital stock. Accordingly, these members of the Weiss family, together with the trusts and foundations established by them, would be able to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation or Code of Regulations, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with your interests. The existence of these levels of ownership concentrated in a few persons makes it less likely that any other shareholder will be able to affect our management or strategic direction. These factors may also have the effect of delaying or preventing a change in our management or voting control or its acquisition by a third party.

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

As of February 29, 2008, we own or lease approximately 10 million square feet of plant, warehouse and office space throughout the world, of which approximately 150,000 square feet is leased space. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes, as of February 29, 2008, our principal plants and materially important physical properties and identifies as of such date the respective segments that use the properties described. In addition to the following, as of February 29, 2008, our Retail Operations segment owned and operated approximately 414 card and gift retail stores throughout North America. Most of these stores operate on premises that we lease from third parties.

* —Indicates calendar year

	Approximate Square Feet Occupied		Expiration Date of Material Leases *
Location	Owned	Leased		Principal Activity
Cleveland,(1) (3) (4) (5) Ohio	1,700,000			World Headquarters: General offices of North American Greeting Card Division; Plus Mark, Inc.; Carlton Cards Retail, Inc.; AG Interactive, Inc.; and AGC, LLC; creation and design of greeting cards, gift wrap, party goods, stationery and giftware; marketing of electronic greetings

Bardstown,(1) Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards

Danville,(1) Kentucky	1,374,000			Distribution of everyday products including greeting cards

Burgaw,(1) North Carolina		59,000	2008	Manufacture of plastic molded partyware

Osceola,(1) Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products

Ripley,(1) Tennessee	165,000			Greeting card printing (lithography)

Kalamazoo,(1) Michigan	602,500			Manufacture and distribution of party goods

Forest City,(5) North Carolina	498,000			Manufacture of display fixtures and other custom display fixtures by A.G. Industries, Inc.

Greeneville,(1) Tennessee (Two Locations)	1,410,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark, Inc.

Toronto,(1) Ontario, Canada		87,000	2008	General office of Carlton Cards Limited (Canada)

Clayton,(2) Australia	208,000			General offices of John Sands companies

Dewsbury,(2) England (Two Locations)	394,000			General offices of UK Greetings Ltd. and manufacture and distribution of greeting cards and related products

	Approximate Square Feet Occupied		Expiration Date of Material Leases *
Location	Owned	Leased		Principal Activity
Corby,(2) England	85,000			Distribution of greeting cards and related products

Telford,(2) England	45,000			General offices and distribution for UK Greetings Ltd.

Mexico City,(1) Mexico	89,000			General offices of Carlton Mexico, S.A. de C.V. and distribution of greeting cards and related products

[1]	North American Social Expression Products
[2]	International Social Expression Products
[3]	Retail Operations
[4]	AG Interactive
[5]	Non-reportable

Item 3.	Legal Proceedings

We are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth our executive officers, their ages as of April 29, 2008, and their positions and offices:

Name	Age	Current Position and Office
Morry Weiss	67	Chairman
Zev Weiss	41	Chief Executive Officer
Jeffrey Weiss	44	President and Chief Operating Officer
John W. Beeder	48	Senior Vice President, Executive Sales and Marketing Officer
John S. N. Charlton	61	Senior Vice President, International and Managing Director, UK Greetings
Michael L. Goulder	48	Senior Vice President, Executive Supply Chain Officer
Thomas H. Johnston	60	Senior Vice President, Creative and Merchandising; President, Carlton Cards Retail
Catherine M. Kilbane	45	Senior Vice President, General Counsel and Secretary
William R. Mason	63	Senior Vice President, Wal-Mart Team
Brian T. McGrath	57	Senior Vice President, Human Resources
Stephen J. Smith	44	Senior Vice President and Chief Financial Officer
Erwin Weiss	59	Senior Vice President, Enterprise Resource Planning
Steven S. Willensky*	53	Senior Vice President
Joseph B. Cipollone	49	Vice President, Corporate Controller
Josef Mandelbaum	41	CEO—AG Intellectual Properties
Douglas W. Rommel	52	Vice President, Information Services

*	As previously announced, Mr. Willensky will retire from the Corporation as of April 30, 2008.

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

•

John W. Beeder held various positions with Hallmark Cards, Inc. since 1983, most recently as Senior Vice President and General Manager–Greeting Cards from 2002 to 2006. Thereafter, Mr. Beeder served as the President and Chief Operating Officer of Handleman Corporation (international music distribution company) in 2006, and the Managing Partner and Chief Operating Officer of Compact Clinicals (medical publishing company) in 2007. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in April 2008.

•

John S. N. Charlton has been Managing Director of UK Greetings Ltd. (a wholly-owned subsidiary of American Greetings which owns certain of our operating subsidiaries in the United Kingdom) since 1998, and became Senior Vice President, International in October 2000.

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

•

Brian T. McGrath has held various positions with the Corporation since joining in 1989, including most recently Vice President, Human Resources from November 1998 until July 2006, when he became Senior Vice President, Human Resources.

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

•

Steven S. Willensky was President and Chief Executive Officer of Westec Interactive, a provider of interactive security and remote monitoring systems, from 2000 until 2002. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in September 2002 and is retiring at the end of April 2008.

•

Joseph B. Cipollone has held various positions with the Corporation since joining in 1991, including most recently Executive Director, International Finance from December 1997 until becoming Vice President and Corporate Controller in April 2001.

•

Josef Mandelbaum has held various positions with the Corporation since joining in 1995, including most recently President and Chief Executive Officer of the Corporation’s subsidiary, AG Interactive, Inc. from May 2000 until becoming CEO—AG Intellectual Properties, which consists of the Corporation’s AG Interactive, outbound licensing and entertainment businesses, in February 2005.

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

(a) Market Information.    Our Class A common shares are listed on the New York Stock Exchange under the symbol AM. The high and low sales prices, as reported in the New York Stock Exchange listing, for the years ended February 29, 2008 and February 28, 2007, were as follows:

	2008		2007
	High	Low	High	Low
1st Quarter	$26.26	$22.23	$23.60	$20.55
2nd Quarter	29.10	22.12	25.03	20.65
3rd Quarter	28.49	22.65	25.07	22.32
4th Quarter	24.35	17.77	26.00	22.74

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

Shareholders.    At February 29, 2008, there were approximately 15,311 holders of Class A common shares and 138 holders of Class B common shares of record and individual participants in security position listings.

Dividends.    The following table sets forth the dividends paid by us in 2008 and 2007.

Dividends per share declared in	2008	2007
1st Quarter	$0.10	$0.08
2nd Quarter	0.10	0.08
3rd Quarter	0.10	0.08
4th Quarter	0.10	0.08

Total	$0.40	$0.32

In March 2008, we announced that the Board of Directors increased our quarterly dividend from $0.10 to $0.12 per share. Although we expect to continue paying dividends, payment of future dividends will be determined by the Board of Directors in light of appropriate business conditions. In addition, our senior secured credit facility restricts our ability to pay shareholder dividends. Our credit facility also contains certain other restrictive covenants that are customary for similar credit arrangements, including covenants relating to financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, repurchases of capital stock, acquisitions and transactions with affiliates. There are also financial covenants that require us to maintain a maximum leverage ratio (consolidated indebtedness minus unrestricted cash over consolidated EBITDA) and a minimum interest coverage ratio (consolidated EBITDA over consolidated interest expense). These restrictions are subject to customary baskets and financial covenant tests. For a further description of the limitations imposed by our senior secured credit facility, see the discussion in Part II, Item 7, under the heading “Liquidity and Capital Resources,” and Note 11 to the Consolidated Financial Statements included in Part II, Item 8.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG

AMERICAN GREETINGS CORPORATION, THE S&P 400 INDEX AND PEER GROUP INDEX

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Class A common shares with the cumulative total return of hypothetical investments in the S&P 400 Index and the Peer Group based on the respective market price of each investment at February 28, 2003, February 27, 2004, February 28, 2005, February 28, 2006, February 28, 2007 and February 29, 2008.

	2/03	2/04	2/05	2/06	2/07	2/08
American Greetings	$100	$173	$189	$163	$184	$151
S & P 400	$100	$150	$168	$197	$216	$206
Peer Group*	$100	$143	$162	$149	$170	$182

Source:	Bloomberg L.P.

*Peer Group

Blyth Inc. (BTH) Central Garden & Pet Co. (CENT) CSS Industries Inc. (CSS)	Fossil Inc. (FOSL) Jo-Ann Stores Inc. (JAS) Lancaster Colony Corp. (LANC)	McCormick & Co.-Non Vtg Shrs (MKC) Scotts Miracle-Gro Co. (The) – CL A (SMG) Tupperware Corporation (TUP)

The Peer Group Index takes into account companies selling cyclical nondurable consumer goods with the following attributes, among others, that are similar to those of American Greetings: customer demographics, sales, market capitalizations and distribution channels.

Securities Authorized for Issuance Under Equity Compensation Plans.    Please refer to the information set forth under the heading “Equity Compensation Plan Information” included in Part III, Item 12 of this Annual Report on Form 10-K.

(b) Not applicable.

(c) The following table provides information with respect to our purchases of our common shares made during the three months ended February 29, 2008.

Period	Total Number of Shares Purchased			Average Price Paid per Share			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 2007	Class A – Class B –	1,863,900 1,829	(1)	$ $	22.75 24.11	(2)	1,863,900 —	(3)	$5,852,332

January 2008	Class A – Class B –	1,494,672 —			$19.00 —	(2)	1,494,672 —	(3)	$77,453,222

February 2008	Class A – Class B –	1,300,000 12,540	(1)	$ $	20.40 21.39	(2)	1,300,000 —	(3)	$50,935,815

Total	Class A – Class B –	4,658,572 14,369	(1)				4,658,572 —	(3)

(1)	There is no public market for our Class B common shares. Pursuant to our Amended Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On April 17, 2007, American Greetings announced that its Board of Directors authorized a program to repurchase up to $100 million of its Class A common shares. There was no set expiration date for this repurchase program and these repurchases were made through a 10b5-1 program in open market or privately negotiated transactions which were intended to be in compliance with the SEC’s Rule 10b-18. This program was completed in January 2008. On January 8, 2008, American Greetings announced that its Board of Directors authorized a program to repurchase up to an additional $100 million of its Class A common shares. There is no set expiration date for this repurchase program and the repurchases reflected above were made through a 10b5-1 program in open market or privately negotiated transactions, which were intended to be in compliance with the SEC’s Rule 10b-18. The amounts repurchased in December 2007 were purchased under the repurchase program announced in April 2007. The amounts repurchased in January 2008 were purchased under both programs. The amounts repurchased in February 2008 were purchased under the repurchase program announced in January 2008.

Item 6.	Selected Financial Data

Thousands of dollars except share and per share amounts

	2008	2007	2006	2005	2004
Summary of Operations
Net sales	$1,730,784	$1,744,798	$1,875,472	$1,871,386	$1,926,470
Total revenue	1,776,451	1,794,290	1,928,136	1,935,109	1,971,350
Goodwill impairment	—	2,196	43,153	—	—
Interest expense	20,006	34,986	35,124	79,397	85,690
Income from continuing operations	83,320	39,938	89,219	67,605	99,236
(Loss) income from discontinued operations, net of tax	(317)	2,440	(4,843)	27,674	5,434
Net income	83,003	42,378	84,376	95,279	104,670
Earnings per share:
Income from continuing operations	1.54	0.69	1.35	0.99	1.49
(Loss) income from discontinued operations, net of tax	(0.01)	0.04	(0.07)	0.40	0.08
Earnings per share	1.53	0.73	1.28	1.39	1.57
Earnings per share—assuming dilution	1.52	0.71	1.16	1.25	1.40
Cash dividends declared per share	0.40	0.32	0.32	0.12	—
Fiscal year end market price per share	18.82	23.38	20.98	24.63	22.67
Average number of shares outstanding	54,236,961	57,951,952	65,965,024	68,545,432	66,509,332

Financial Position
Accounts receivable—net	$61,902	$104,000	$139,385	$179,833	$223,101
Inventories	216,671	182,618	213,109	216,255	232,520
Working capital	216,949	425,228	603,797	828,484	819,925
Total assets	1,804,428	1,778,214	2,218,962	2,524,207	2,475,535
Property, plant and equipment additions	56,623	41,716	46,177	47,179	31,526
Long-term debt	200,518	223,915	300,516	486,087	665,835
Shareholders’ equity	943,411	1,012,574	1,220,025	1,386,780	1,267,540
Shareholders’ equity per share	19.35	18.37	20.22	20.09	18.79
Net return on average shareholders’ equity from continuing operations	8.5%	3.6%	6.8%	5.1%	8.5%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements. This discussion and analysis, and other statements made in this Report, contain forward-looking statements. See “Factors That May Affect Future Results” at the end of this discussion and analysis for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

Founded in 1906, we are the world's largest publicly owned creator, manufacturer and distributor of social expression products. Headquartered in Cleveland, Ohio, we employ approximately 18,000 associates around the world and are home to one of the world's largest creative studios.

Our major domestic greeting card brands are American Greetings, Carlton Cards and Gibson and other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, DateWorks calendars and AGI In-Store (formerly AGI Schutz) display fixtures. We also create and license our intellectual properties such as the “Care Bear” and “Strawberry Shortcake” characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings and other content for the digital marketplace. As of February 29, 2008, the Retail Operations segment owned and operated 414 card and gift retail stores throughout North America.

Our international operations include wholly-owned subsidiaries in the United Kingdom (“U.K.”), Canada, Australia, New Zealand and Mexico, as well as licensees in approximately 60 other countries.

Our business exhibits seasonality, which is typical for most companies in the retail industry. Sales are higher in the second half of our fiscal year due to the concentration of major holidays during that period. Net earnings are highest during the months of September through December when sales volume provides significant operating leverage. Working capital requirements needed to finance operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as inventory is increased in preparation for the peak selling season.

Two years ago we launched an operating strategy focused on investing in growth through improving the core greeting card business (“investment in cards strategy”). As we noted in our 2006 Annual Report on Form 10-K, we estimated that we would spend at least $100 million over two years for the combination of the investment in cards strategy and scan-based trading (“SBT”) implementations. The investment in cards strategy is focused on improving the design, production, display and promotion of our cards, creating relevant and on-trend products, brought to market quickly and merchandised in a manner that enhances the shopping experience. The most significant costs associated with this strategy are incentive allowances for new fixtures and removal of product at retail (to improve productivity), as credits issued to customers exceed new product shipments. Due to the nature of these costs, generally sales incentives and credits for removed product, they are reported as reductions to net sales. In addition, there are costs to implement the strategy, including installation services, information system improvements, point of purchase materials, scrap and order filling costs, which are reported within the appropriate expense lines of the Consolidated Statement of Income.

The investment in cards strategy and SBT implementation activities have significantly reduced our sales and operating earnings over the past two years. For the year ended February 29, 2008, total revenue was reduced by approximately $6 million for actions related to our investment in cards strategy and approximately $25 million for SBT implementations, compared to approximately $38 million and $21 million, respectively, in the prior year. Other related costs to implement the strategy were approximately $3 million in the current year, compared to approximately $7 million in the prior year, none of which were individually significant. In total, actions related to our investment in cards strategy and SBT implementations reduced current year consolidated pre-tax income by approximately $34 million, compared with approximately $66 million in the prior year, for a total of $100 million in the two-year period as expected.

Through the investment in cards strategy, we have reset thousands of retailers’ stores with new products and fixtures and also placed new cards in tens-of-thousands of retailers’ stores. The goal of the strategy was to drive sales improvement and our card units and sales are beginning to track to our expectations. While this two-year initiative has been completed, many of the processes, activities and lessons learned in implementing the strategy have become embedded in our business model and methodology for bringing products to market. Going forward, our focus will be on creative content, product freshness and merchandising.

We were impacted during the year by an unexpected challenge created by the weakening of the U.S. dollar versus the Canadian dollar. Historically, most of our products have been dual priced, with both the U.S. and Canadian currency prices printed on them. With the parity of the currency exchange rates, we have encountered some challenges in the marketplace. To address these challenges, we have created a new Canadian line of single priced products. The impact on the company of this situation has been a temporary reduction in revenues due to promotional activities and a temporary increase in costs to create, manufacture and distribute the new product line.

Through our AG Interactive business, we made two acquisitions during the year, Webshots and PhotoWorks. These acquisitions will provide us with entry into the online photo sharing space, a significant number of unique visitors and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books. Our overall photo strategy is designed to bring together the strengths of both acquisitions, and then leverage the users across all of our existing websites. This integration, which is currently in process, should also enhance our online advertising model by driving consumer traffic across all our websites. In addition, we are developing products to link our websites and our retail stores.

Looking forward to fiscal 2009, we are concerned about the strength of the U.S. economy and the ensuing impact it may have on our retail partners and our consumers. Depending on how our retail partners are impacted by weakness in the economy, including consumer foot traffic at retail and potential changes to consumer discretionary purchasing patterns, we could see events such as retailer consolidation or store closures impacting our results.

We recognized net income of $83.0 million in 2008 compared to $42.4 million in 2007, on total revenue of $1.78 billion in 2008 compared to $1.79 billion in 2007.

The lower consolidated revenues were the result of reductions in all segments except the International Social Expression Products segment, partially offset by the favorable impact of foreign currency movements. Revenues in the North American Social Expression Products segment declined primarily due to the prior year divestiture of the candle product lines and lower sales of gift packaging products, partially offset by lower costs related to our investment in cards strategy. We also had lower revenues in our Retail Operations segment, despite positive year over year comparative store sales growth, due to a reduced number of stores. Our AG Interactive segment also had lower revenues driven by the reduced offerings in the mobile products group, partially offset by revenues from the photo acquisitions and increased memberships in the core online greeting card product line. The revenue improvement in the International Social Expression Products segment was primarily driven by additional distribution obtained during the year.

The improvement to pre-tax earnings was driven by a change in the mix of product sold to a richer mix (as defined by higher gross margins) of card versus non-card products, a favorable shift in business mix, the impact of continued cost savings programs, particularly in the areas of manufacturing and supply chain, and lower interest expense. Within the segments, the International Social Expression Products segment and the Retail Operations segment saw dramatic improvement over the prior year. The international improvement was driven by operations in the U.K. where expanded distribution, product mix and cost savings initiatives in manufacturing and supply chain drove favorable results. The improvement within the Retail Operations segment was due to the impact of closing underperforming stores in the prior year, same-store sales growth, improvements in product mix and cost reductions.

The prior year results included a gain of approximately $20 million as a result of retailer consolidations, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments. We received cash of approximately $60 million during the fourth quarter of 2007 as a result of this transaction. The prior year also included a pre-tax loss of approximately $16 million in connection with the sale of our candle product lines and a pre-tax charge of approximately $7 million related to the closing of 60 underperforming retail stores.

During 2008, we repurchased 6.7 million of our Class A common shares under share repurchase programs for $149.2 million compared to 11.1 million shares for $257.5 million in the prior year.

RESULTS OF OPERATIONS

Comparison of the years ended February 29, 2008 and February 28, 2007

In 2008, net income was $83.0 million, or $1.52 per diluted share, compared to net income of $42.4 million, or $0.71 per diluted share, in 2007. During the fourth quarter of 2008, it was determined that our entertainment development and production joint venture no longer met all of the criteria necessary to be classified as held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, this business unit has been reclassified into continuing operations for all periods presented. These reclassifications had no material impact on earnings or cash flows.

Our results for 2008 and 2007 are summarized below:

(Dollars in thousands)	2008	% Total Revenue	2007	% Total Revenue
Net sales	$1,730,784	97.4%	$1,744,798	97.2%
Other revenue	45,667	2.6%	49,492	2.8%

Total revenue	1,776,451	100.0%	1,794,290	100.0%
Material, labor and other production costs	780,771	43.9%	826,791	46.1%
Selling, distribution and marketing	621,478	35.0%	627,940	35.0%
Administrative and general	246,722	13.9%	253,035	14.1%
Goodwill impairment	—	0.0%	2,196	0.1%
Other operating income—net	(1,325)	(0.1%)	(5,252)	(0.3%)

Operating income	128,805	7.3%	89,580	5.0%
Interest expense	20,006	1.1%	34,986	2.0%
Interest income	(7,758)	(0.4%)	(8,135)	(0.5%)
Other non-operating income—net	(7,411)	(0.4%)	(2,682)	(0.1%)

Income from continuing operations before income tax expense	123,968	7.0%	65,411	3.6%
Income tax expense	40,648	2.3%	25,473	1.4%

Income from continuing operations	83,320	4.7%	39,938	2.2%
(Loss) income from discontinued operations, net of tax	(317)	(0.0%)	2,440	0.2%

Net income	$83,003	4.7%	$42,378	2.4%

Revenue Overview

Consolidated net sales in 2008 were $1.73 billion, a decrease of $14.0 million from the prior year. This decrease was primarily the result of lower sales in our North American Social Expression Products segment, our Retail Operations segment, AG Interactive and our fixtures business partially offset by an increase in our International Social Expression Products segment and the impact of favorable foreign currency translation.

The North American Social Expression Products segment decreased approximately $22 million. Our candle product lines, which were sold in January 2007, contributed approximately $33 million to net sales in the prior year. As a result, sales of products other than candles increased approximately $11 million. Approximately $32 million of the increase was due to lower spending on our investment in cards strategy and improvements in everyday and seasonal card sales provided approximately $27 million. These increases were partially offset by approximately $3 million of increased SBT implementations in the current year, a decline in specialty product sales, which include stationery, calendars and stickers, of approximately $12 million, a decline in gift packaging sales of approximately $19 million as well as the impact of the temporary promotional activities related to the Canadian dual-priced products of approximately $13 million.

The Retail Operations segment decreased approximately $17 million as the reduction in stores more than offset the increase in same-store sales. Net sales in our fixtures business were lower by approximately $10 million.

The reduction of approximately $7 million in AG Interactive’s net sales was due to lower sales in the mobile product group partially offset by growth in the online product group and digital photography revenue from the two acquisitions made in the second half of 2008.

These decreases were partially offset by an increase of approximately $5 million in our International Social Expression Products segment as well as favorable foreign currency of approximately $37 million.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2008	2007
Everyday greeting cards	41%	38%
Seasonal greeting cards	22%	21%
Gift packaging	15%	16%
All other products*	22%	25%

*	The “all other products” classification includes giftware, party goods, calendars, custom display fixtures, stickers, online greeting cards and other digital products in both years. Candles and balloons are included in 2007 only.

Other revenue, primarily royalty revenue, decreased $3.8 million from $49.5 million in 2007 to $45.7 million in 2008.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2008 and 2007 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2008	2007	2008	2007	2008	2007
Unit volume	9.6%	(10.6%)	7.0%	(9.6%)	8.8%	(10.3%)
Selling prices	(5.6%)	4.8%	(4.4%)	5.7%	(5.2%)	5.1%
Overall increase / (decrease)	3.5%	(6.3%)	2.3%	(4.5%)	3.1%	(5.7%)

During 2008, combined everyday and seasonal greeting card sales less returns increased 3.1% compared to the prior year, with increases in both everyday and seasonal cards.

Everyday card unit volume was up 9.6% compared to the prior year. Approximately one-third of the increase was related to SBT implementation activities. The remaining improvement was driven by increases in the North

American Social Expression Products segment where, through the investment in cards strategy, we have been focused on driving card productivity. The decrease in selling prices, down 5.6%, was the result of significant volume increases in the sales of value line cards.

Seasonal card unit volume increased 7.0% compared to the prior year. This increase was driven by improvements in the Valentine’s Day, Christmas and Easter seasons, slightly offset by a decline in the Mother’s Day season. The overall unit increase was within the North American Social Expression Products segment, with the International Social Expression Products segment flat compared to the prior year. Seasonal selling prices decreased 4.4% compared to the prior year. This decline in average selling prices was the result of significant volume increases in the sales of value line cards.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2008 were $780.8 million, a decrease from $826.8 million in 2007. As a percentage of total revenue, these costs were 43.9% in 2008 compared to 46.1% in 2007. The decrease of $46.0 million is due to favorable mix ($55 million) and volume variances ($16 million) due to lower sales volume in the current year partially offset by unfavorable spending variances ($8 million) and the impact of foreign currency translation ($17 million). The favorable product mix is due to a change to a richer mix of card versus non-card products. The mix impact was accentuated by the increase in card sales and the significant reduction of non-card sales, primarily as a result of the sale of our candle product lines in January 2007 and lower sales of gift packaging products. The increased spending is attributable to higher SBT scrap and shrink costs, which continue to increase as more customers are moved to the SBT business model, as well as higher expenses associated with our production of film-based entertainment, which is used to support our merchandise licensing strategies by increasing the awareness of our properties within the target audience.

Selling, distribution and marketing expenses were $621.5 million in 2008, decreasing from $627.9 million in the prior year. The decrease of $6.4 million is due primarily to reduced spending ($20 million) partially offset by the impact of unfavorable foreign currency translation ($14 million). The lower spending is the direct result of strategic actions taken in the prior and current periods. In the prior year, we closed 60 underperforming retail stores and exited lower margin products within the AG Interactive mobile products group. The store closures resulted in exit costs in the prior year ($7 million) and reduced store expenses ($10 million), including rent, depreciation and personnel costs, in the current year. The reduced offerings in the mobile products group drove lower current year marketing-related expenses in AG Interactive ($7 million). The current year also includes savings from supply chain cost reduction programs ($2 million). These amounts were partially offset by higher advertising and research expenses ($6 million), a portion of which is attributable to our focus on our core greeting card business.

Administrative and general expenses were $246.7 million in 2008, compared to $253.0 million in 2007. The $6.3 million decrease in expense in 2008 is due primarily to reduced spending ($10 million) partially offset by unfavorable foreign currency translation impacts ($4 million). The lower spending is the direct result of cost savings initiatives taken in the prior and current periods. The decreased spending is attributable to lower payroll and benefits-related expenses ($3 million), reduced information technology-related expenses ($2 million), less profit-sharing plan expense ($2 million), lower non-income related business taxes ($2 million), reduced consulting expenses ($2 million) and less stock-based compensation expense ($1 million). These were partially offset by higher amortization expense ($2 million) of intangible assets, primarily due to the acquisitions in 2008 and 2007.

A goodwill impairment charge of $2.2 million was recorded in 2007 representing all the goodwill of our entertainment development and production joint venture. There were no goodwill impairment charges in 2008.

Interest expense was $20.0 million in 2008, compared to $35.0 million in 2007. The decrease of $15.0 million is primarily attributable to interest savings ($11 million) associated with the reduced balances outstanding of our

6.10% notes, 7.00% convertible notes and facility borrowings. The reduced balances for our 6.10% notes and the 7.00% convertible notes are due to the financing activities undertaken in 2007. The remaining decrease in interest expense in 2008 is also attributable to the prior year refinancing activities. As a result of those activities, certain additional expenses were incurred in 2007, such as the write-off of deferred financing fees, which did not recur in 2008. Also, certain expenses were reduced in the current year due to the 2007 activities such as commitment fees, which decreased as a result of the reduced availability under the term loan facility. See Note 11 to the Consolidated Financial Statements for further information on the financing activities in 2007.

Other operating income—net was $1.3 million in 2008 compared to $5.3 million in 2007. The decrease of $4.0 million is due primarily to a gain ($20 million) related to terminations of long-term supply agreements associated with retailer consolidations partially offset by the loss ($16 million) on the sale of our candle product lines, both of which were recorded in 2007. Other non-operating income – net was $7.4 million in 2008 compared to $2.7 million in 2007. The $4.7 million increase is attributable primarily to higher foreign exchange gains in 2008 compared to 2007.

The effective tax rate for 2008 and 2007 was 32.8% and 38.9%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. The lower rate in 2008 compared to 2007 is primarily the result of the restructuring and consolidation of several foreign entities that reduced our future tax liabilities and the recognition of additional interest income on our net tax positions during the current year. See Note 16 to the Consolidated Financial Statements for further information.

Loss from discontinued operations was $0.3 million for 2008 compared to income from discontinued operations of $2.4 million in 2007. The loss in 2008 primarily relates to income tax expense on the sale of Learning Horizons in the first quarter of 2008. The 2007 amount included a gain based on the closing balance sheet adjustments for the sale of Magnivision ($3 million after tax) and a tax benefit on the South African business unit sale ($2 million) partially offset by a loss from Learning Horizons ($3 million after tax). The Learning Horizons loss included goodwill and fixed asset impairment charges ($1 million). The impairments for Learning Horizons were primarily recorded as a result of the intention to sell the business, and therefore, present the operation at its estimated fair value.

Segment Results

The Corporation’s management reviews segment results using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. For additional segment information, see Note 15 to the Consolidated Financial Statements.

North American Social Expression Products Segment

(Dollars in thousands)	2008	2007	% Change
Total revenue	$1,124,225	$1,146,555	(2.0%)
Segment earnings	175,287	161,362	8.6%

In 2008, total revenue of the North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, decreased $22.3 million, or 2.0%, from 2007. Our candle product lines, which were sold in January 2007, contributed approximately $33 million to net sales in the prior year. As a result, sales of products other than candles increased approximately $11 million. Approximately $32 million of the increase was due to lower spending on our investment in cards strategy and improvements in everyday and seasonal card sales provided approximately $27 million. These increases were partially offset by approximately $3 million of increased SBT implementations in the current year, a decline in specialty product sales, which include stationery, calendars and stickers, of approximately $12 million, a decline in gift packaging sales of approximately $19 million as well as the impact of the temporary promotional activities related to the Canadian dual-priced products of approximately $13 million.

Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $13.9 million, or 8.6%, in 2008 compared to the prior year. Approximately $32 million of the increase was due to lower spending on our investment in cards strategy and SBT conversions. Segment earnings were impacted by a favorable product mix due to a change to a richer mix of card versus non-card products, driven by improved everyday and seasonal card sales and decreased sales of non-card products, primarily as a result of the sale of our candle product lines in January 2007 and lower sales of gift packaging products. These improvements were partially offset by increases in card product costs associated with more technology cards (paper cards that include lights and/or sound), increased SBT scrap, higher creative content costs and the impact on earnings of the decrease in total revenue. Segment earnings in 2007 benefited from the gain related to terminations of long-term supply agreements associated with retailer consolidations ($20 million), but was unfavorably impacted by the loss incurred on the sale of the candle product lines ($16 million).

International Social Expression Products Segment

(Dollars in thousands)	2008	2007	% Change
Total revenue	$285,658	$279,845	2.1%
Segment earnings	22,208	9,434	135.4%

Total revenue of the International Social Expression Products segment, excluding the impact of foreign exchange, increased $5.8 million, or 2.1%, in 2008 compared to 2007. This increase was driven by additional distribution obtained during the year, primarily in the U.K.

Segment earnings, excluding the impact of foreign exchange, increased $12.8 million compared to 2007. This increase is attributable to improvements in our U.K. operations, including expanded distribution, changes in product mix and cost savings initiatives in manufacturing and supply chain. Also, the prior year earnings included severance charges ($3 million) primarily as a result of facility closures, including the manufacturing facility in Australia.

Retail Operations Segment

(Dollars in thousands)	2008	2007	% Change
Total revenue	$190,149	$207,441	(8.3%)
Segment loss	(4,482)	(16,415)	72.7%

The Retail Operations segment exhibits considerable seasonality, which is typical for most retail store operations. A significant amount of the total revenue and segment earnings occur during the fourth quarter in conjunction with the major holiday season.

Total revenue in our Retail Operations segment, excluding the impact of foreign exchange, decreased $17.3 million, or 8.3%, year over year. Total revenue at stores open one year or more was up approximately 3.6%, or approximately $7 million, from 2007 but was more than offset by the reduction in store doors. The average number of stores decreased approximately 13.0% compared to the prior year, which reduced revenues by approximately $24 million. The current year benefited from the performance of children’s gifting products, which was the driver of the same-store sales increase.

Segment loss, excluding the impact of foreign exchange, was $4.5 million in 2008 compared to $16.4 million in 2007. Approximately half of the $11.9 million improvement in earnings is due to the prior year charges associated with the closure of 60 underperforming stores during the fourth quarter. The remaining improvement is attributable to lower store and administrative expenses due to fewer doors as well as improved product mix. Gross margins increased by approximately 2 percentage points, partially due to less promotional pricing compared to the prior year.

AG Interactive Segment

(Dollars in thousands)	2008	2007	% Change
Total revenue	$78,051	$85,347	(8.6%)
Segment earnings	6,323	5,813	8.8%

Total revenue, excluding the impact of foreign exchange, decreased $7.3 million, or 8.6%, from 2007. This decrease is the result of the lower revenue in the mobile product group ($16 million) due to reduced offerings in 2008 partially offset by advertising and subscription revenue growth in the online product group ($4 million) and digital photography revenue ($5 million) in the current year associated with the two acquisitions made in the second half of the year. At the end of 2008, AG Interactive had approximately 3.8 million paid subscriptions versus 3.5 million in 2007.

Segment earnings, excluding the impact of foreign exchange, increased $0.5 million in 2008 compared to 2007. Growth in advertising and subscription revenue as well as lower expenses in the mobile product group due to the reduced offerings in that group were substantially offset by expenses incurred in the current year associated with the two digital photography acquisitions in the second half of the year.

Unallocated Items

Centrally incurred and managed costs, excluding the impact of foreign exchange and totaling $83.9 million and $106.5 million in 2008 and 2007, respectively, are not allocated back to the operating segments. The unallocated items included interest expense for centrally incurred debt of $20.0 million and $35.0 million in 2008 and 2007, respectively, and domestic profit-sharing expense of $5.2 million and $6.8 million in 2008 and 2007, respectively. Unallocated items also included stock-based compensation expense in accordance with SFAS No. 123 (revised 2004) (“SFAS 123R”) of $6.5 million and $7.6 million in 2008 and 2007, respectively. In addition, unallocated items included costs associated with corporate operations including the senior management staff, corporate finance, legal and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $52.2 million and $57.1 million in 2008 and 2007, respectively.

Comparison of the years ended February 28, 2007 and 2006

Net income was $42.4 million, or $0.71 per diluted share, in 2007 compared to net income of $84.4 million, or $1.16 per diluted share, in 2006.

Our results for 2007 and 2006 are summarized below:

(Dollars in thousands)	2007	% Total Revenue	2006	% Total Revenue
Net sales	$1,744,798	97.2%	$1,875,472	97.3%
Other revenue	49,492	2.8%	52,664	2.7%

Total revenue	1,794,290	100.0%	1,928,136	100.0%
Material, labor and other production costs	826,791	46.1%	846,958	43.9%
Selling, distribution and marketing	627,940	35.0%	631,988	32.8%
Administrative and general	253,035	14.1%	244,851	12.7%
Goodwill impairment	2,196	0.1%	43,153	2.2%
Other operating income – net	(5,252)	(0.3%)	(416)	(0.0%)

Operating income	89,580	5.0%	161,602	8.4%
Interest expense	34,986	2.0%	35,124	1.8%
Interest income	(8,135)	(0.5%)	(10,910)	(0.6%)
Other non-operating income – net	(2,682)	(0.1%)	(712)	(0.0%)

Income from continuing operations before income tax expense	65,411	3.6%	138,100	7.2%
Income tax expense	25,473	1.4%	48,881	2.6%

Income from continuing operations	39,938	2.2%	89,219	4.6%
Income (loss) from discontinued operations, net of tax	2,440	0.2%	(4,843)	(0.2%)

Net income	$42,378	2.4%	$84,376	4.4%

Revenue Overview

Consolidated net sales in 2007 were $1.74 billion, a decrease of $130.7 million from the prior year. This decrease was primarily the result of lower sales in the North American Social Expression Products segment. Lower sales in our Retail Operations segment, our International Social Expression Products segment and AG Interactive were substantially offset by an increase in our fixtures business and a favorable foreign currency translation impact.

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

Other revenue, primarily royalty revenue, decreased $3.2 million from $52.7 million in 2006 to $49.5 million in 2007.

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

Expense Overview

MLOPC for 2007 were $826.8 million, a decrease from $847.0 million in 2006. As a percentage of total revenue, these costs were 46.1% in 2007 compared to 43.9% in 2006. The $20.2 million decrease from the prior year is due to favorable volume variances ($59 million) due to the lower sales volume in the current year partially offset by unfavorable product and business mix ($12 million) and unfavorable spending ($27 million). The spending increases are attributable to higher inventory and SBT scrap costs ($15 million), increased creative content costs and royalties ($7 million) and severance charges ($3 million) primarily due to the facility closure in Australia.

Selling, distribution and marketing expenses were $627.9 million in 2007, decreasing from $632.0 million in the prior year. The decrease of $4.1 million is due primarily to reductions in order filling and freight expense ($8 million) and field sales expenses ($2 million). Also contributing to the decrease was our Retail Operations segment. The Retail Operations segment was favorably impacted by reduced store expenses ($6 million) and lower depreciation expense and fixed asset impairment charges ($4 million) due to fewer doors compared to the prior year, but did incur incremental store exit costs ($5 million) associated with the 60 stores closed in the fourth quarter of 2007. These decreases were partially offset by higher advertising expenses ($5 million) and unfavorable foreign currency translation impacts ($6 million).

Administrative and general expenses were $253.0 million in 2007, compared to $244.9 million in 2006. The $8.1 million increase in expense in 2007 is due primarily to stock-based compensation expense in the current year in accordance with SFAS 123R ($8 million). Increases in severance charges ($3 million), payroll and benefits-related expenses ($2 million), amortization of intangible assets ($1 million), postretirement benefit obligation expense ($1 million) and non-income related business taxes ($1 million) were substantially offset by reduced profit-sharing plan expense ($6 million) and bad debt expense ($3 million) due primarily to recoveries recorded in the current year. Unfavorable foreign currency translation impacts ($1 million) also contributed to the increased expense.

A goodwill impairment charge of $2.2 million was recorded in 2007 representing all the goodwill of our entertainment development and production joint venture compared to a goodwill impairment charge of $43.2 million in 2006. The charge in 2006 was recorded in the third quarter, as indicators emerged during that period that led us to conclude that an impairment test was required prior to the annual test. As a result, impairment was recorded in one reporting unit in the International Social Expression Products segment, located in Australia ($25 million), and in our Retail Operations segment ($18 million). These amounts represented all of the goodwill of these reporting units. See Note 9 to the Consolidated Financial Statements for further discussion of the facts and circumstances that led to the recording of these goodwill impairment charges.

Interest expense was $35.0 million in 2007, compared to $35.1 million in 2006. The decrease of $0.1 million is attributable to interest savings ($21 million) associated with the reduced balance outstanding of 6.10% notes and the 7.00% convertible notes, the net gain recognized on the interest rate derivative entered into and settled during 2007 ($2 million) and the prior year expenses for the retirement of $10.2 million of the 11.75% notes ($1 million). Partially offsetting these decreases are expenses including the consent payment, fees paid and the write-off of deferred financing costs related to the early retirement of the 6.10% notes ($5 million) and additional interest expense ($14 million) associated with the new 7.375% notes and the borrowings under the credit and receivable facilities during the year. Expenses associated with both the new and old credit facilities ($5 million), which included the write-off of deferred financing fees for the old facility, increased commitment fees for the new facility and the write-off of deferred financing fees for the term loan facility due to the reduction in the available borrowing, also offset the decreases.

Other operating income – net was $5.3 million in 2007 compared to $0.4 million in 2006. The increase of $4.9 million is due primarily to a gain ($20 million) related to terminations of long-term supply agreements associated with retailer consolidations offset by the loss ($16 million) on the sale of our candle product lines, both of which were recorded in 2007. Other non-operating income – net was $2.7 million in 2007 compared to $0.7 million in 2006. The $2.0 million increase is attributable primarily to a smaller loss on disposal of fixed assets in 2007 compared to 2006.

The effective tax rate for 2007 and 2006 was 38.9% and 35.4%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. See Note 16 to the Consolidated Financial Statements for causes of the differences between tax expense at the federal statutory rate and actual tax expense.

Income from discontinued operations was $2.4 million for 2007 compared to a loss from discontinued operations of $4.8 million in 2006. The 2007 amount included a gain based on the closing balance sheet adjustments for the sale of Magnivision ($3 million after tax) and a tax benefit on the South African business unit sale ($2 million) partially offset by a loss from Learning Horizons ($3 million after tax). The Learning Horizons loss included goodwill and fixed asset impairment charges ($1 million). Loss from discontinued operations for 2006 included a loss from the South African business unit ($8 million) partially offset by income from Learning Horizons ($1 million) and a tax benefit from the Magnivision sale ($2 million). The loss from the South African business unit included a goodwill impairment charge ($2 million) and a long-lived asset impairment charge ($6 million). The charges and impairments for Learning Horizons and the South African business unit were primarily recorded as a result of the intention to sell the businesses, and therefore, present the operations at their estimated fair values.

Segment Results

We review segment results using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. For additional segment information, see Note 15 to the Consolidated Financial Statements.

North American Social Expression Products Segment

(Dollars in thousands)	2007	2006	% Change
Total revenue	$1,146,555	$1,277,067	(10.2%)
Segment earnings	161,362	259,158	(37.7%)

In 2007, total revenue of the North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, decreased $130.5 million, or 10.2%, from 2006. The implementation of our investment in cards strategy and SBT conversions reduced revenue by approximately $38 million and $21 million, respectively, during the current year. The remainder of the decrease was due to significantly lower gift packaging sales as well as lower sales of party goods, everyday cards, seasonal cards and ornaments.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $97.8 million, or 37.7%, in 2007 compared to the prior year. The implementation of our investment in cards strategy and SBT conversions reduced segment earnings by approximately $66 million during the current year. The decrease in revenue also contributed to the lower segment earnings in the current year. Segment earnings in 2007 benefited from the gain related to terminations of long-term supply agreements associated with retailer consolidations ($20 million), but was unfavorably impacted by the loss incurred on the sale of the candle product lines ($16 million), increased severance charges ($3 million) and higher advertising expenses ($4 million).

International Social Expression Products Segment

(Dollars in thousands)	2007	2006	% Change
Total revenue	$279,845	$284,899	(1.8%)
Segment earnings (loss)	9,434	(11,357)	183.1%

Total revenue of the International Social Expression Products segment, excluding the impact of foreign exchange, decreased $5.1 million, or 1.8%, in 2007 compared to 2006. This decrease was due to continued weak economic conditions in the U.K., which drove down revenue in both everyday and seasonal card categories. This decrease was partially offset by a slight increase in revenue in Australia.

Segment earnings, excluding the impact of foreign exchange, increased $20.8 million compared to 2006. This overall increase is due to the goodwill impairment charge in the Australian reporting unit of approximately $25 million that occurred in 2006. Partially offsetting the favorable impact of the prior year goodwill impairment on segment earnings was the lower revenue in the current year and severance charges recorded in 2007 ($3 million). The severance charges were incurred in the current year primarily as a result of facility closures, including the manufacturing facility in Australia.

Retail Operations Segment

(Dollars in thousands)	2007	2006	% Change
Total revenue	$207,441	$221,009	(6.1%)
Segment loss	(16,415)	(32,179)	49.0%

The Retail Operations segment exhibits considerable seasonality, which is typical for most retail store operations. A significant amount of the total revenue and segment earnings occur during the fourth quarter in conjunction with the major holiday season.

Total revenue in our Retail Operations segment, excluding the impact of foreign exchange, decreased $13.6 million, or 6.1%, year over year. Total revenue at stores open one year or more was up approximately 0.7% from 2006 but was more than offset by the reduction in store doors. The average number of stores decreased approximately 7.0% compared to the prior year, which reduced total revenue by approximately $15 million.

Segment loss, excluding the impact of foreign exchange, was $16.4 million in 2007 compared to $32.2 million in 2006. The current year included charges associated with the closure of 60 underperforming stores during the fourth quarter ($7 million) and fixed asset impairment charges ($2 million). The prior year loss included charges for goodwill impairment ($18 million) and fixed asset impairment ($4 million). Also, 2006 was unfavorably impacted by certain noncapitalizable implementation costs associated with a systems infrastructure upgrade. Lower store expenses including depreciation expense due to fewer doors favorably impacted segment earnings, but was substantially offset by the impact of the decrease in revenue.

AG Interactive Segment

(Dollars in thousands)	2007	2006	% Change
Total revenue	$85,347	$89,616	(4.8%)
Segment earnings	5,813	4,237	37.2%

For 2006, AG Interactive changed its fiscal year-end from December 31 to February 28/29. As a result, 2006 included fourteen months of AG Interactive’s operations.

Total revenue, excluding the impact of foreign exchange, decreased $4.3 million, or 4.8%, from 2006. This decrease is the result of the additional two months of activity ($11 million) in 2006 and lower revenue in the mobile product group ($5 million) due to reduced offerings in 2007. This is partially offset by advertising and subscription revenue growth in the online product group due to both ongoing business operations ($8 million) and the current year acquisition of an online greeting card business ($4 million). At the end of 2007, AG Interactive had approximately 3.5 million paid subscriptions versus 2.6 million in 2006. Approximately 0.6 million of the subscription increase was due to the current year acquisition.

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

Unallocated Items

Centrally incurred and managed costs, excluding the impact of foreign exchange and totaling $106.5 million and $100.7 million in 2007 and 2006, respectively, are not allocated back to the operating segments. The unallocated items included interest expense for centrally incurred debt of $35.0 million and $35.1 million in 2007 and 2006, respectively, and domestic profit-sharing expense of $6.8 million and $12.4 million in 2007 and 2006, respectively. Unallocated items in 2007 also included stock-based compensation expense in accordance with SFAS 123R of $7.6 million. In addition, unallocated items included costs associated with corporate operations including the senior management staff, corporate finance, legal and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $57.1 million and $53.2 million in 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash flow generation remained strong in 2008 and we ended the year with a combined balance of cash and cash equivalents of $123.5 million. In the past two years, we have reduced our debt by approximately $232 million, improving our debt to total capital ratio from 28.0% in 2006 to 20.5% in 2008.

Operating Activities

During the year, cash flow from operating activities provided cash of $243.5 million compared to $264.7 million in 2007, a decrease of $21.2 million. Cash flow from operating activities for 2007 compared to 2006 resulted in a decrease of $2.6 million from $267.3 million in 2006.

Accounts receivable, net of the effect of acquisitions and dispositions, provided a source of cash of $41.8 million in 2008, compared to $42.2 million in 2007 and $33.9 million in 2006. As a percentage of the prior twelve months’ net sales, net accounts receivable was 3.6% at February 29, 2008, compared to 6.0% at February 28, 2007. This source of cash is primarily attributable to our lower level of sales and additional customers moving to the SBT business model. In general, customers on the SBT business model tend to have shorter payment terms than non-SBT customers.

Inventories, net of the effect of acquisitions and dispositions, were a use of cash of $28.5 million in 2008 compared to sources of cash of $22.2 million in 2007 and $1.5 million in 2006. The increase in inventory in 2008 from 2007 is attributable to the North American Social Expression Products segment, primarily due to the increase in technology cards and the inventory build related to the new Canadian product line. The decrease in inventory in 2007 from 2006 was primarily due to decreased inventory levels in the North American Social Expression Products and Retail Operations segments. The reduced inventory in our Retail Operations segment is due to both fewer stores as well as reduced inventory levels in those stores.

Other current assets, net of the effect of acquisitions and dispositions, were a source of cash of $28.0 million in 2008 compared to uses of cash of $36.1 million in 2007 and $13.4 million in 2006. Both the current year cash provided and the prior year cash usage are attributable to a receivable of approximately $90 million recorded as part of the termination of several long-term supply agreements in the third quarter of 2007. Approximately $60 million of this receivable was collected in the fourth quarter of 2007 and the balance was received in 2008.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. During 2008, 2007 and 2006, amortization exceeded payments by $38.5 million, $52.4 million and $56.6 million, respectively. In 2008, deferred costs – net also includes the impact of a reduction of deferred contract costs of approximately $15 million associated with the termination of a long-term supply agreement and related refund received. In 2007, deferred costs – net also included the reduction of approximately $76 million of deferred contract costs associated with retailer consolidations. None of our major customer agreements are scheduled to expire in fiscal 2009.

Accounts payable and other liabilities, net of the effect of acquisitions and dispositions, were a source of cash of $18.9 million in 2008 compared to a source of cash of $0.6 million in 2007 and a use of cash of $33.3 million in 2006. The increase in accounts payable and other liabilities in 2008 was attributable to accrued compensation and benefits and income taxes payable. The change in accounts payable and other liabilities in 2007 was primarily due to a reduction in trade payables and the profit-sharing accrual partially offset by an increase in income taxes payable. The decrease in accounts payable and other liabilities in 2006 was primarily due to a reduction in severance accruals and income taxes payable.

Investing Activities

Cash used by investing activities was $125.6 million during 2008, compared to cash provided of $177.5 million during 2007 and cash used of $50.1 million in 2006. The use of cash in the current year is primarily related to business acquisitions. During 2008, we acquired two businesses for $70.2 million. In October 2007, we acquired the online assets of the Webshots brand from CNET Networks, Inc., and in January 2008, we acquired PhotoWorks, Inc., an online photo sharing and personal publishing company. Also, the final payment of $6.1 million for the online greeting card business acquired in 2007 was made during the first quarter of 2008. These outflows were partially offset by cash inflows of $3.1 million from the sale of fixed assets and $4.3 million related to discontinued operations.

Capital expenditures totaled $56.6 million, $41.7 million and $46.2 million in 2008, 2007 and 2006, respectively. We currently expect 2009 capital expenditures to total in the range of $50 million to $70 million.

Cash flows from investing activities in 2007 also included the net proceeds from sales of short-term investments. Short-term investments decreased $208.7 million as sales of short-term investments exceeded purchases. In addition, $12.6 million was received related to discontinued operations, $6.2 million was received from the sale of the candle product lines and $4.8 million was received from the sale of fixed assets. These sources of cash were partially offset by a use of cash of $13.1 million for the acquisition of the online greeting card business and the final payment for the acquisition of Collage, which occurred in 2005.

Cash flows from investing activities in 2006 also included an outflow of $15.3 million related to the acquisition of Collage and the buyout of the remaining portion of the minority interest of AG Interactive and an inflow of $11.4 million for the proceeds from the sale of fixed assets.

Financing Activities

Financing activities used $146.9 million of cash in 2008 compared to $518.5 million in 2007 and $249.5 million in 2006. The current year amount relates primarily to our Class A common share repurchase programs. During 2008, $149.2 million was paid to repurchase 6.7 million shares under the repurchase programs. We paid $23.1 million to repurchase 0.9 million Class B common shares during 2008, in accordance with our Amended Articles of Incorporation. The majority of the Class B common shares repurchased were held by the American Greetings Retirement Profit Sharing and Savings Plan (the “Plan”) on behalf of participants investing in the Plan’s company stock fund. In connection with the Plan’s determination that the company stock fund should consist solely of Class A common shares to facilitate participant transactions, during November 2007, the Plan sold the remaining Class B common shares back to American Greetings in accordance with our Amended Articles of Incorporation. The cash outflow for repurchases was partially offset by net borrowings of $20.1 million under our credit facility.

In 2007, cash used for financing activities related primarily to our debt activities in the period. We retired $277.3 million of our 6.10% senior unsecured notes and issued $200.0 million of 7.375% senior unsecured notes. We repaid $159.1 million of our 7.00% convertible subordinated notes. We paid $8.5 million of debt issuance costs during the period for our new credit facility, the 7.375% senior unsecured notes and the exchange offer on our 7.00% convertible subordinated notes. These amounts were deferred and are being amortized over the respective periods of the instruments. Our Class A common share repurchase programs also contributed to the cash used for financing activities in 2007. During 2007, $257.5 million was paid to repurchase 11.1 million shares under the repurchase programs. We paid $0.3 million to repurchase Class B common shares during 2007, in accordance with our Amended Articles of Incorporation.

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

Our receipt of the exercise price on stock options provided $27.2 million, $6.8 million and $27.1 million in 2008, 2007 and 2006, respectively. In accordance with SFAS 123R, tax benefits associated with share-based payments are classified as financing activities in the Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous accounting guidance. Prior year amounts, which totaled approximately $5 million in 2006, were not reclassified.

We paid dividends totaling $21.8 million, $18.4 million and $21.2 million in 2008, 2007 and 2006, respectively.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $600 million at February 29, 2008. This included our $450 million senior secured credit facility and our $150 million accounts receivable securitization facility. We had $20.1 million outstanding under the revolving credit facility at February 29, 2008. In addition to these borrowings, we had, in the aggregate, $25.7 million outstanding under letters of credit, which reduces the total credit availability thereunder.

The credit agreement includes a $350 million revolving credit facility and a $100 million delay draw term loan. The obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings and each of our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our first tier foreign subsidiaries. The revolving credit facility will mature on April 4, 2011, and any outstanding term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2008, with the balance payable on April 4, 2013.

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

The credit agreement was amended on March 28, 2008 to extend the period during which we may borrow on the term loan until April 3, 2009 and change the start of the amortization period from April 4, 2008 until April 3, 2009. We are also party to an amended and restated receivables purchase agreement with available financing of up to $150 million. The agreement expires on October 23, 2009. Under the amended and restated receivables purchase agreement, American Greetings and certain of its subsidiaries sell accounts receivable to AGC Funding Corporation (“AGC Funding”), a wholly-owned, consolidated subsidiary of American Greetings, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

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

On March 28, 2008, the receivables facility was further amended to decrease the amount of available financing from $150 million to $90 million.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 29, 2008:

	Payment Due by Period as of February 29, 2008
(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$22,690	$518	$—	$—	$—	$200,000	$223,208
Operating leases	30,986	23,829	18,381	12,943	8,414	12,860	107,413
Commitments under customer agreements	68,457	25,259	24,806	426	—	—	118,948
Commitments under royalty agreements	12,844	8,871	3,659	750	375	—	26,499
Interest payments	17,273	16,477	16,290	15,572	15,500	48,006	129,118
Severance	7,726	1,499	273	150	—	—	9,648

	$159,976	$76,453	$63,409	$29,841	$24,289	$260,866	$614,834

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 29, 2008.

Our 6.10% senior notes due on August 1, 2028 may be put back to us on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008. As such, this amount is included in the 2009 column in the above table.

Although we do not anticipate that contributions will be required in 2009 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001, we may make contributions in excess of the legally required minimum contribution level. Refer to Note 12 to the Consolidated Financial Statements.

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

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain a general allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer's inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to an estimate of its future value based upon expected performance. Losses attributed to these specific events have historically not been material.

For contractual arrangements that are based upon a minimum purchase volume commitment, we periodically review the progress toward the volume commitment and estimate future sales expectations for each customer. Factors that can affect our estimate include store door openings and closings, retail industry consolidation, amendments to the agreements, consumer shopping trends, addition or deletion of participating products and product productivity. Based upon our review, we may modify the remaining amortization periods of individual agreements to reflect the changes in the estimates for the attainment of the minimum volume commitment in order to align amortization expense with the periods benefited. We do not make retroactive expense adjustments to prior fiscal years as amounts, if any, have historically not been material. The aggregate average remaining life of our contract base is 6.4 years.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the

FASB deferred the effective date of SFAS 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. SFAS 157 is still effective for the Corporation in fiscal 2009 for financial assets and liabilities. The provisions of SFAS 157 will be applied prospectively. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R provides revised guidance on the recognition and measurement of the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e. minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Under the standard, noncontrolling interests are considered equity and should be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are currently evaluating the impact that SFAS 160 will have on our consolidated financial statements upon adoption.

In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 indicates that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future postemployment benefits based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that EITF 06-4 will have on our consolidated financial statements upon adoption.

In March 2007, the FASB ratified the EITF consensus on EITF Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance.” EITF 06-10 indicates that for collateral assignment split-dollar life insurance, an employer should recognize a liability for postretirement benefits based on the substantive agreement with the employee. In addition, it provides guidance for the recognition and measurement of an asset related to a collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that EITF 06-10 will have on our consolidated financial statements upon adoption.

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

•	a weak retail environment;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers;

•	the ability to successfully implement our strategy to invest in our core greeting card business;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	the timing and impact of converting customers to a scan-based trading model;

•	escalation in the cost of providing employee health care;

•	the ability to successfully integrate acquisitions;

•	the ability to successfully implement, or achieve the desired benefits associated with any information systems refresh we may implement;

•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases;

•	the ability to comply with our debt covenants;

•	our ability to successfully complete, or achieve the desired benefits associated with, dispositions;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators, the public's acceptance of online greetings and other social expression products, and the ability to gain a leadership position in the digital photo sharing space.

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

Derivative Financial Instruments—During 2007, we entered into an interest rate derivative designed to offset the interest rate risk related to the forecasted issuance of $200 million of senior indebtedness. The interest rate derivative agreement expired during the year. We did not designate this agreement as a hedging instrument pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the change in fair value of this agreement was recognized and included in “Interest expense” in the Consolidated Statement of Income in 2007. We have no derivative financial instruments as of February 29, 2008.

Interest Rate Exposure—We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, the majority of our debt is carried at fixed interest rates. Therefore, our overall interest rate exposure risk is minimal. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 29, 2008, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense. Under the terms of our current credit agreement, we have the ability to borrow significantly more floating rate debt, which, if incurred could have a material impact on interest expense in a fluctuating interest rate environment.

Foreign Currency Exposure—Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 28%, 26% and 23% of our 2008, 2007 and 2006 total revenue from continuing operations, respectively, were generated from operations outside the United States. Operations in Australasia, Canada, Mexico, the European Union and the U.K. are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data	Page Number

Report of Independent Registered Public Accounting Firm	44

Consolidated Statement of Income—Years ended February 29, 2008, February 28, 2007 and February 28, 2006	45

Consolidated Statement of Financial Position—February 29, 2008 and February 28, 2007	46

Consolidated Statement of Cash Flows—Years ended February 29, 2008, February 28, 2007 and February 28, 2006	47

Consolidated Statement of Shareholders’ Equity—Years ended February 29, 2008, February 28, 2007 and February 28, 2006	48

Notes to Consolidated Financial Statements—Years ended February 29, 2008, February 28, 2007 and February 28, 2006	49

Supplementary Financial Data:

Quarterly Results of Operations (Unaudited)	80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 29, 2008 and February 28, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 29, 2008 and February 28, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted the provisions of (i) FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109," in fiscal 2008, (ii) SFAS No. 123(R), Share Based Payment, effective March 1, 2006; (iii) SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective February 28, 2007; and (iv) SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, applying the one-time special transition provisions, in fiscal 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Greetings Corporation’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

April 25, 2008

CONSOLIDATED STATEMENT OF INCOME

Years ended February 29, 2008, February 28, 2007 and February 28, 2006

Thousands of dollars except share and per share amounts

	2008	2007	2006
Net sales	$1,730,784	$1,744,798	$1,875,472
Other revenue	45,667	49,492	52,664

Total revenue	1,776,451	1,794,290	1,928,136

Material, labor and other production costs	780,771	826,791	846,958
Selling, distribution and marketing	621,478	627,940	631,988
Administrative and general	246,722	253,035	244,851
Goodwill impairment	—	2,196	43,153
Other operating income—net	(1,325)	(5,252)	(416)

Operating income	128,805	89,580	161,602

Interest expense	20,006	34,986	35,124
Interest income	(7,758)	(8,135)	(10,910)
Other non-operating income—net	(7,411)	(2,682)	(712)

Income from continuing operations before income tax expense	123,968	65,411	138,100
Income tax expense	40,648	25,473	48,881

Income from continuing operations	83,320	39,938	89,219

(Loss) income from discontinued operations, net of tax	(317)	2,440	(4,843)

Net income	$83,003	$42,378	$84,376

Earnings per share—basic:
Income from continuing operations	$1.54	$0.69	$1.35
(Loss) income from discontinued operations	(0.01)	0.04	(0.07)

Net income	$1.53	$0.73	$1.28

Earnings per share—assuming dilution:
Income from continuing operations	$1.53	$0.67	$1.22
(Loss) income from discontinued operations	(0.01)	0.04	(0.06)

Net income	$1.52	$0.71	$1.16

Average number of shares outstanding	54,236,961	57,951,952	65,965,024

Average number of shares outstanding—assuming dilution	54,506,048	62,362,794	79,226,384

Dividends declared per share	$0.40	$0.32	$0.32

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 29, 2008 and February 28, 2007

Thousands of dollars except share and per share amounts

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$123,500	$144,713
Trade accounts receivable, net	61,902	104,000
Inventories	216,671	182,618
Deferred and refundable income taxes	72,280	135,379
Assets of businesses held for sale	—	2,810
Prepaid expenses and other	195,017	227,496

Total current assets	669,370	797,016
GOODWILL	285,072	224,105
OTHER ASSETS	420,219	419,071
DEFERRED AND REFUNDABLE INCOME TAXES	133,762	52,869
PROPERTY, PLANT AND EQUIPMENT – NET	296,005	285,153

	$1,804,428	$1,778,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Debt due within one year	$42,790	$—
Accounts payable	123,713	118,250
Accrued liabilities	79,345	80,389
Accrued compensation and benefits	68,669	61,192
Income taxes payable	29,037	26,386
Liabilities of businesses held for sale	—	674
Other current liabilities	108,867	84,897

Total current liabilities	452,421	371,788

LONG-TERM DEBT	200,518	223,915
OTHER LIABILITIES	181,720	163,623
DEFERRED INCOME TAXES AND NONCURRENT INCOME TAXES PAYABLE	26,358	6,314

SHAREHOLDERS’ EQUITY
Common shares – par value $1 per share:
Class A – 80,522,153 shares issued less 35,198,300 treasury shares in 2008 and 79,301,976 shares issued less 28,462,579 treasury shares in 2007	45,324	50,839
Class B – 6,066,092 shares issued less 2,632,087 treasury shares in 2008 and 6,066,092 shares issued less 1,782,695 treasury shares in 2007	3,434	4,283
Capital in excess of par value	445,696	414,859
Treasury stock	(872,949)	(710,414)
Accumulated other comprehensive income (loss)	21,244	(1,013)
Retained earnings	1,300,662	1,254,020

Total shareholders’ equity	943,411	1,012,574

	$1,804,428	$1,778,214

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 29, 2008, February 28, 2007 and February 28, 2006

Thousands of dollars

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$83,003	$42,378	$84,376
Loss (income) from discontinued operations	317	(2,440)	4,843

Income from continuing operations	83,320	39,938	89,219
Adjustments to reconcile to net cash provided by operating activities:
Goodwill impairment	—	2,196	43,153
Net loss on disposal of fixed assets	961	1,726	4,355
Loss on purchase of debt	—	5,055	863
Loss on disposal of product lines	—	15,969	—
Depreciation and amortization	48,535	49,412	54,202
Deferred income taxes	(7,562)	(16,277)	23,225
Other non-cash charges	9,303	13,891	7,219
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Decrease in trade accounts receivable	41,758	42,206	33,850
(Increase) decrease in inventories	(28,456)	22,227	1,541
Decrease (increase) in other current assets	27,970	(36,082)	(13,371)
Decrease in deferred costs—net	53,438	128,752	56,610
Increase (decrease) in accounts payable and other liabilities	18,934	553	(33,257)
Other—net	(4,664)	(4,836)	(302)

Cash Provided by Operating Activities	243,537	264,730	267,307

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	692,985	1,026,280	1,733,470
Purchases of short-term investments	(692,985)	(817,540)	(1,733,470)
Property, plant and equipment additions	(56,623)	(41,716)	(46,177)
Cash payments for business acquisitions, net of cash acquired	(76,338)	(13,122)	(15,315)
Cash receipts related to discontinued operations	4,283	12,559	—
Proceeds from sale of fixed assets	3,104	4,847	11,416
Other—net	—	6,160	—

Cash (Used) Provided by Investing Activities	(125,574)	177,468	(50,076)

FINANCING ACTIVITIES:
Increase in long-term debt	—	200,000	—
Reduction of long-term debt	—	(440,588)	(10,782)
Increase in short-term debt	20,100	—	—
Sale of stock under benefit plans	27,156	6,834	27,068
Purchase of treasury shares	(172,328)	(257,817)	(244,642)
Dividends to shareholders	(21,803)	(18,418)	(21,184)
Debt issuance costs	—	(8,533)	—

Cash Used by Financing Activities	(146,875)	(518,522)	(249,540)

DISCONTINUED OPERATIONS:
Cash (used) provided by operating activities from discontinued operations	(59)	1,283	(640)
Cash provided by investing activities from discontinued operations	—	1,634	687

Cash (Used) Provided by Discontinued Operations	(59)	2,917	47

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,758	4,507	(1,924)

DECREASE IN CASH AND CASH EQUIVALENTS	(21,213)	(68,900)	(34,186)
Cash and Cash Equivalents at Beginning of Year	144,713	213,613	247,799

Cash and Cash Equivalents at End of Year	$123,500	$144,713	$213,613

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended February 29, 2008, February 28, 2007 and February 28, 2006

Thousands of dollars except per share amounts

	Common Shares		Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A	Class B
BALANCE MARCH 1, 2005	$64,867	$4,160	$368,777	$(445,618)	$29,039	$1,365,555	$1,386,780
Net income	—	—	—	—	—	84,376	84,376
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(19,657)	—	(19,657)
Minimum pension liability (net of tax of $123)	—	—	—	—	193	—	193
Unrealized gain on available-for-sale securities (net of tax of $49)	—	—	—	—	125	—	125
Other	—	—	—	—	123	—	123

Comprehensive income	—	—	—	—	—	—	65,160
Cash dividends—$0.32 per share	—	—	—	—	—	(21,184)	(21,184)
Sale of shares under benefit plans, including tax benefits	1,491	58	27,839	1,688	—	(490)	30,586
Purchase of treasury shares	(10,252)	(59)	—	(234,331)	—	—	(244,642)
Stock compensation expense	—	—	1,256	—	—	—	1,256
Stock grants and other	24	59	633	1,825	—	(472)	2,069

BALANCE FEBRUARY 28, 2006	56,130	4,218	398,505	(676,436)	9,823	1,427,785	1,220,025
Cumulative effect adjustment, adoption of SAB 108 (net of tax of $1,808)	—	—	—	—	—	3,348	3,348

Net income	—	—	—	—	—	42,378	42,378
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	30,990	—	30,990
Minimum pension liability (net of tax of $55)	—	—	—	—	150	—	150
Unrealized loss on available-for-sale securities (net of tax of $1)	—	—	—	—	(10)	—	(10)
Reclassification adjustment for amounts recognized in income (net of tax of $216)	—	—	—	—	359	—	359

Comprehensive income	—	—	—	—	—	—	73,867
Adjustment recognized upon adoption of SFAS 158 (net of tax of $32,909)	—	—	—	—	(42,325)	—	(42,325)
Cash dividends—$0.32 per share	—	—	—	—	—	(18,418)	(18,418)
Sale of shares under benefit plans, including tax benefits	351	—	6,462	—	—	—	6,813
Purchase of treasury shares	(11,149)	(12)	—	(246,656)	—	—	(257,817)
Debt conversion and settlement	5,506	—	107	210,726	—	(200,680)	15,659
Stock compensation expense	—	—	7,559	—	—	—	7,559
Stock grants and other	1	77	2,226	1,952	—	(393)	3,863

BALANCE FEBRUARY 28, 2007	50,839	4,283	414,859	(710,414)	(1,013)	1,254,020	1,012,574
Cumulative effect adjustment, adoption of FIN 48	—	—	—	—	—	(14,017)	(14,017)

Net income	—	—	—	—	—	83,003	83,003
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	18,691	—	18,691
Pension and postretirement adjustments recognized in accordance with SFAS 158 (net of tax of $7,093)	—	—	—	—	3,567	—	3,567
Unrealized loss on available-for-sale securities (net of tax of $1)	—	—	—	—	(1)	—	(1)

Comprehensive income	—	—	—	—	—	—	105,260
Cash dividends—$0.40 per share	—	—	—	—	—	(21,803)	(21,803)
Sale of shares under benefit plans, including tax benefits	1,220	2	25,533	79	—	(43)	26,791
Purchase of treasury shares	(6,736)	(928)	—	(164,664)	—	—	(172,328)
Stock compensation expense	—	—	6,547	—	—	—	6,547
Stock grants and other	1	77	(1,243)	2,050	—	(498)	387

BALANCE FEBRUARY 29, 2008	$45,324	$3,434	$445,696	$(872,949)	$21,244	$1,300,662	$943,411

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 29, 2008, February 28, 2007 and February 28, 2006

Thousands of dollars except per share amounts

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Consolidation:    The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2008 refers to the year ended February 29, 2008. For 2005, the Corporation’s subsidiary, AG Interactive, Inc. (“AG Interactive”), was consolidated on a two-month lag corresponding with its fiscal year-end of December 31. For 2006, AG Interactive changed its fiscal year-end to coincide with the Corporation’s fiscal year-end. As a result, the year ended February 28, 2006 included fourteen months of AG Interactive’s operations. The additional two months of activity generated revenues of approximately $11,000 for the year ended February 28, 2006, but had no significant impact on earnings.

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as variable interest entities in which case the investments are consolidated in accordance with Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.”

Reclassifications:    Certain amounts in the prior year financial statements have been reclassified to conform to the 2008 presentation. Previously included in “Other income—net,” royalty revenue is now reported as “Other revenue” and interest income is now included as a separate line item on the Consolidated Statement of Income. The remaining items previously included in “Other income—net” have been segregated between operating and non-operating. During the fourth quarter of 2008, it was determined that the Corporation’s entertainment development and production joint venture no longer met all of the criteria necessary to be classified as held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, this business unit has been reclassified into continuing operations for all periods presented. These reclassifications had no material impact on earnings or cash flows.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to seasonal returns, allowance for doubtful accounts, customer allowances and discounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowances, deferred costs and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Cash Equivalents:    The Corporation considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Short-term Investments:    At times, the Corporation invests in auction rate securities, which are variable-rate debt securities associated with bond offerings. While the underlying security has a long-term nominal maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity for the Corporation. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The investments are classified as available-for-sale and are recorded at cost, which approximates market value. There were no short-term investments as of February 29, 2008 or February 28, 2007.

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

Customer Allowances and Discounts:    The Corporation offers certain of its customers allowances and discounts including cooperative advertising, rebates, marketing allowances and various other allowances and discounts. These amounts are recorded as a reduction of gross accounts receivable and are recognized as reductions of net sales when earned. These amounts are earned by the customer as product is purchased from the Corporation and are recorded based on the terms of individual customer contracts. See Note 6 for further information.

Financial Instruments:    The carrying value of the Corporation's financial instruments approximate their fair market values. See Note 11 for further discussion. The Corporation had no derivative financial instruments as of February 29, 2008 or February 28, 2007.

Concentration of Credit Risks:    The Corporation sells primarily to customers in the retail trade, including those in the mass merchandise, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand and Mexico. Net sales from continuing operations to the Corporation’s five largest customers accounted for approximately 37%, 36% and 34% of total revenue in 2008, 2007 and 2006, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 16% of total revenue from continuing operations in 2008, 2007 and 2006.

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

Deferred Film Production Costs:    The Corporation is engaged in the production of film-based entertainment, which is generally exploited in the DVD, theatrical release or broadcast format. This entertainment is related to Strawberry Shortcake, Care Bears and other properties developed by the Corporation and is used to support the Corporation’s merchandise licensing strategy.

Film production costs are accounted for pursuant to American Institute of Certified Public Accountants Statement of Position 00-2 (“SOP 00-2”), “Accounting by Producers or Distributors of Films,” and are stated at the lower of cost or net realizable value based on anticipated total revenue (ultimate revenue). Film production costs are generally capitalized and amortized based on the ratio of the current period’s revenue to estimated remaining ultimate revenues. Ultimate revenues are calculated in accordance with SOP 00-2 and require estimates and the exercise of judgment. Accordingly, these estimates are periodically updated to include the actual results achieved or new information as to anticipated revenue performance of each title.

During 2008, production expense totaled $8,560 and included amounts related to changes in ultimate revenue estimates of approximately $4,035. The balance of deferred film production costs was $12,899 and $6,818 at February 29, 2008 and February 28, 2007, respectively. The Corporation expects to amortize approximately $4,000 of production costs during the next twelve months.

Inventories:    Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for certain domestic inventories, which approximate 70% and 65% of the total pre-LIFO consolidated inventories in 2008 and 2007, respectively. Foreign inventories and the remaining domestic inventories principally use the first-in, first-out (FIFO) method except for display material and factory supplies which are carried at average cost. See Note 7 for further information.

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151 (“SFAS 151”), “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS 151 also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead would be treated as a current period expense in the period incurred. This statement was effective for fiscal years beginning after July 15, 2005. The adoption of SFAS 151, effective March 1, 2006, did not significantly impact the Corporation’s consolidated financial statements.

Investment in Life Insurance:    The Corporation's investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans. The net life insurance expense, including interest expense, is included in “Administrative and general” expenses in the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $10,779, $10,938 and $10,728 in 2008, 2007 and 2006, respectively.

In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 indicates that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future postemployment benefits based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Corporation is currently evaluating the impact that EITF 06-4 will have on its consolidated financial statements upon adoption.

In March 2007, the FASB ratified the EITF consensus on EITF Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance.” EITF 06-10 indicates that for collateral assignment split-dollar life insurance, an employer should recognize a liability for postretirement benefits based on the substantive agreement with the employee. In addition, it provides guidance for the recognition and measurement of an asset related to a collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation is currently evaluating the impact that EITF 06-10 will have on its consolidated financial statements upon adoption.

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

Property and Depreciation:    Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, equipment and fixtures are computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 25 to 40 years; computer hardware and software over 3 to 7 years; machinery and equipment over 10 to 15 years; and furniture and fixtures over 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement. Property, plant and equipment are reviewed for impairment in accordance with SFAS 144. SFAS 144 also provides a single accounting model for the disposal of long-lived assets. In accordance with SFAS 144, assets held for sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. See Note 8 for further information.

Operating Leases:    Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term. The initial lease term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease. See Note 13 for further information.

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

Revenue Recognition:    Sales of seasonal product to unrelated, third party retailers are recognized at the approximate date the product is received by the customer, commonly referred to in the industry as the ship-to-arrive date (“STA”). The Corporation maintains STA data due to the large volume of seasonal product shipment activity and the lead time required to achieve customer-requested delivery dates. Seasonal cards and certain other seasonal products are generally sold with the right of return on unsold merchandise. In addition, the Corporation provides for estimated returns of seasonal cards and certain other seasonal products when those sales to unrelated, third party retailers are recognized. Accrual rates utilized for establishing estimated returns reserves have approximated actual returns experience. At Corporation-owned retail locations, sales of seasonal product are recognized upon the sales of products to the consumer.

Except for seasonal products and retailers with a scan-based trading (“SBT”) arrangement, sales are generally recognized by the Corporation upon shipment of products to unrelated, third party retailers and upon the sale of products to the consumer at Corporation-owned retail locations. Sales of these products are generally sold without the right of return. Sales credits for non-seasonal product are issued at the Corporation’s discretion for damaged, obsolete and outdated products.

For retailers with an SBT arrangement, the Corporation owns the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time the Corporation recognizes revenue, for both everyday and seasonal products. When a retailer commits to convert to an SBT arrangement, the Corporation reverses previous sales transactions. Legal ownership of the inventory at the retailer’s stores reverts back to the Corporation at the time of conversion. The timing and amount of the sales reversal depends on retailer inventory turn rates and the estimated timing of the store conversions.

Subscription revenue, primarily for AG Interactive, represents fees paid by customers for access to particular services for the term of the subscription. Subscription revenue is generally billed in advance and is recognized ratably over the subscription periods.

The Corporation has agreements for licensing the “Care Bear” and “Strawberry Shortcake” characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives quarterly payments from the agents. Royalty revenue is generally recognized upon receipt and recorded in “Other revenue” and expenses associated with the servicing of these agreements are primarily recorded as “Selling, distribution and marketing.”

Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $37,895 and $35,519 at February 29, 2008 and February 28, 2007, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

In June 2006, the FASB ratified EITF Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Corporation accounts for taxes on a net basis; therefore the adoption of EITF 06-3 did not have a material impact on the Corporation’s consolidated financial statements.

Shipping and Handling Fees:    The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing” expenses. Shipping and handling costs were $128,177, $126,880 and $133,329 in 2008, 2007 and 2006, respectively.

Advertising Expense:    Advertising costs are expensed as incurred. Advertising expense was $45,099, $43,314 and $39,516 in 2008, 2007 and 2006, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” including what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. FIN 48 requires a company to include additional qualitative and quantitative disclosures within its financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each annual period. The disclosures also include a discussion of the nature of uncertainties, factors that could cause a change and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more likely than not that the position will be sustained. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 on March 1, 2007. See Note 16.

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

Staff Accounting Bulletin No. 108:    In 2007, the Corporation determined that the reported February 28, 2006 “Trade accounts receivable, net” was understated by $5,156 ($3,348 after-tax) as a result of an accounting error in which the allowance for rebates was overstated. The Corporation assessed the error amounts considering Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” as well as SEC SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” The error was not deemed to be material to any prior period reported consolidated financial statements, but was deemed material in the current year. Accordingly, the Corporation recorded the correction of the overstatement of the allowance for rebates (correspondingly, an understatement of net income of prior periods) as an adjustment to beginning retained earnings pursuant to the special transition provision detailed in SAB No. 108.

Recent Accounting Pronouncements:    In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB deferred the effective date of SFAS 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. SFAS 157 is still effective for the Corporation in fiscal 2009 for financial assets and liabilities. The provisions of SFAS 157 will be applied prospectively. The Corporation is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R provides revised guidance on the recognition and measurement of the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e. minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Under the standard, noncontrolling interests are considered equity and should be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Corporation is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements upon adoption.

NOTE 2—ACQUISITIONS

During the second half of 2008, the Corporation acquired Webshots and PhotoWorks, Inc. (“PhotoWorks”) for $45,200 and $26,484, respectively. The financial results of these acquisitions are included in the Corporation’s consolidated results from their respective dates of acquisition. Pro forma results of operations have not been presented as the effects of these acquisitions were not deemed material.

Webshots is an online digital photography business. The $45,200 cash payment is reflected in investing activities in the Consolidated Statement of Cash Flows. Although the allocation of the purchase price has not yet been finalized, preliminary estimates of $9,300 and $41,100 were recorded for intangible assets and goodwill, respectively. Liabilities of approximately $5,000 were also assumed as part of the acquisition.

PhotoWorks is a leading online photo sharing and personal publishing company that allows consumers to use their digital images to create quality photo-personalized products like greeting cards, calendars, online photo albums and photo books. In accordance with the terms of its agreement with PhotoWorks, on December 13, 2007, the Corporation commenced a cash tender offer to acquire all outstanding common stock of PhotoWorks at a price of 59.5 cents per share. Cash paid, net of cash acquired, was $25,082 and is reflected in investing activities in the Consolidated Statement of Cash Flows. The allocation of the purchase price has not yet been finalized, but preliminary estimates were recorded for intangible assets and goodwill totaling approximately $9,000 and $15,200, respectively. A deferred tax asset of approximately $10,000 was recorded in connection with a net operating loss carryforward that was acquired in the transaction and liabilities of approximately $10,000 were also assumed as part of the acquisition.

In March 2008, the Corporation acquired a greeting card business in the United Kingdom for approximately $15,000.

During the second quarter of 2007, the Corporation acquired an online greeting card business for approximately $21,000. Approximately $15,000 was paid in the second quarter of 2007 and approximately $6,000, which was recorded in “Accrued liabilities” on the Consolidated Statement of Financial Position as of February 28, 2007,

was paid in the first quarter of 2008. Cash paid, net of cash acquired, was $11,154 in 2007 and $6,056 in 2008 and is reflected in investing activities in the Consolidated Statement of Cash Flows. In connection with this acquisition, intangible assets and goodwill of $11,200 and $12,500, respectively, were recorded. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. The pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

During the fourth quarter of 2005, the Corporation acquired 100% of the equity interests of Collage Designs Limited (“Collage”). The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material. Collage is a European manufacturer of gift wrap products. The Corporation acquired the net assets of Collage valued at approximately $300 and recorded goodwill of approximately $6,000. Approximately $2,700 was paid at the closing and $1,300 was paid in 2006. The remainder, totaling $1,968, was paid in February 2007.

During 2006, the Corporation paid approximately $14,000 to acquire the outstanding shares representing the 10% interest in AG Interactive held by minority shareholders. As a result, the Corporation recorded additional goodwill of approximately $700. As of February 28, 2006, the Corporation owns 100% of AG Interactive.

NOTE 3—OTHER INCOME AND EXPENSE

	2008	2007	2006
Gain on contract terminations	$—	$(20,004)	$—
Loss on disposal of candle product lines	—	15,969	—
Other	(1,325)	(1,217)	(416)

Other operating income—net	$(1,325)	$(5,252)	$(416)

During 2007, the $20,004 gain on contract terminations was a result of retailer consolidations, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments. Also, in 2007, the Corporation sold substantially all of the assets associated with its candle product lines and recorded a loss of $15,969. This sale reflects the Corporation’s strategy to focus its resources on businesses and product lines closely related to its core social expression business. The proceeds of $6,160 received from the sale of the candle product lines in 2007 are included in “Other—net” investing activities in the Consolidated Statement of Cash Flows.

	2008	2007	2006
Foreign exchange gain	$(7,206)	$(2,733)	$(3,292)
Rental income	(1,225)	(1,326)	(1,576)
Other	1,020	1,377	4,156

Other non-operating income—net	$(7,411)	$(2,682)	$(712)

“Other” includes, among other things, gains and losses on asset disposals and equity income.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share—assuming dilution:

	2008	2007	2006
Numerator:
Income from continuing operations	$83,320	$39,938	$89,219
Add-back—interest on convertible subordinated notes, net of tax	—	1,967	7,498

Income from continuing operations—assuming dilution	$83,320	$41,905	$96,717

Denominator (thousands):
Weighted average shares outstanding	54,237	57,952	65,965
Effect of dilutive securities:
Convertible debt	—	4,015	12,576
Stock options and other	269	396	685

Weighted average shares outstanding—assuming dilution	54,506	62,363	79,226

Income from continuing operations per share	$1.54	$0.69	$1.35

Income from continuing operations per share—assuming dilution	$1.53	$0.67	$1.22

Approximately 1.7 million, 3.2 million and 1.2 million stock options, in 2008, 2007 and 2006, respectively, were excluded from the computation of earnings per share—assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective years.

NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The balance of accumulated other comprehensive income (loss) consisted of the following components:

	February 29, 2008	February 28, 2007
Foreign currency translation adjustments	$60,607	$41,916
Pension and postretirement benefits adjustments, net of tax (See Note 12)	(39,364)	(42,931)
Unrealized investment gain, net of tax	1	2

	$21,244	$(1,013)

NOTE 6—TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	February 29, 2008	February 28, 2007
Allowance for seasonal sales returns	$59,626	$57,584
Allowance for doubtful accounts	3,778	6,350
Allowance for cooperative advertising and marketing funds	33,662	24,048
Allowance for rebates	41,435	40,053

	$138,501	$128,035

NOTE 7—INVENTORIES

	February 29, 2008	February 28, 2007
Raw materials	$17,701	$17,590
Work in process	10,516	11,315
Finished products	244,379	207,676

	272,596	236,581
Less LIFO reserve	82,085	79,145

	190,511	157,436
Display material and factory supplies	26,160	25,182

	$216,671	$182,618

There were no material LIFO liquidations in 2008, 2007 or 2006. Inventory held on location for retailers with SBT arrangements totaled approximately $32,000 and $29,000 as of February 29, 2008 and February 28, 2007, respectively.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

	February 29, 2008	February 28, 2007
Land	$16,568	$15,005
Buildings	263,682	264,935
Equipment and fixtures	693,823	664,706

	974,073	944,646
Less accumulated depreciation	678,068	659,493

	$296,005	$285,153

During 2008, the Corporation disposed of approximately $38,000 of property, plant and equipment that included accumulated depreciation of approximately $34,000 compared to disposals in 2007 of approximately $62,000 with accumulated depreciation of approximately $45,000. The disposals in 2007 included the fixed assets that were part of the candle product lines. Also, continued operating losses and negative cash flows led to testing for impairment of long-lived assets in the Retail Operations segment in accordance with SFAS 144. As a result, fixed asset impairment charges of $1,436, $1,760 and $3,956 were recorded in “Selling, distribution and marketing” on the Consolidated Statement of Income for 2008, 2007 and 2006, respectively.

Depreciation expense totaled $43,903, $47,006 and $52,828 in 2008, 2007 and 2006, respectively.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

In 2007, the required annual goodwill impairment test resulted in an impairment charge of $2,196 for the Corporation’s entertainment development and production joint venture, which is included in the non-reportable segments. This charge represented all of the goodwill of this entity. A discounted cash flow method was used for testing purposes.

In 2006, during the third quarter, indicators emerged within the Retail Operations segment and one international reporting unit in the International Social Expression Products segment that led the Corporation’s management to conclude that a SFAS 142 goodwill impairment test was required to be performed during the third quarter. A discounted cash flow method was used for testing purposes.

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

The Corporation completed the required annual impairment test of goodwill in the fourth quarter of 2008 and 2006 and based on the results of the testing, no impairment charges were recorded for continuing operations.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the years ended February 29, 2008 and February 28, 2007 by segment, is as follows:

	North American Social Expression Products	International Social Expression Products	AG Interactive	Non- Reportable Segments	Total
Balance at February 28, 2006	$48,172	$76,784	$75,725	$2,278	$202,959
Acquisition related	—	—	12,500	—	12,500
Impairment	—	—	—	(2,196)	(2,196)
Currency translation	(329)	9,257	1,914	—	10,842

Balance at February 28, 2007	47,843	86,041	90,139	82	224,105
Acquisition related	—	—	56,349	—	56,349
Currency translation	19	1,009	3,590	—	4,618

Balance at February 29, 2008	$47,862	$87,050	$150,078	$82	$285,072

At February 29, 2008 and February 28, 2007, intangible assets subject to the amortization provisions of SFAS 142, net of accumulated amortization, were $27,438 and $12,687, respectively. The Corporation does not have any indefinite-lived intangible assets.

The following table presents information about other intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	February 29, 2008			February 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,686	$(3,207)	$479	$3,540	$(3,124)	$416
Trademarks	35,735	(10,262)	25,473	16,926	(6,318)	10,608
Leasehold interest	4,824	(4,824)	—	4,427	(4,427)	—
Other	2,177	(691)	1,486	2,002	(339)	1,663

	$46,422	$(18,984)	$27,438	$26,895	$(14,208)	$12,687

Amortization expense for intangible assets totaled $4,632, $2,406 and $1,374 in 2008, 2007 and 2006, respectively. Estimated annual amortization expense for the next five years will approximate $9,455 in 2009, $6,667 in 2010, $6,042 in 2011, $3,037 in 2012 and $1,562 in 2013. The weighted average remaining amortization period is approximately 4 years.

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

A portion of the total consideration may be payable by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as "Other current liabilities" in the Consolidated Statement of Financial Position and the remaining payment commitments beyond the next twelve months are classified as "Other liabilities." The Corporation maintains an allowance for deferred costs related to supply agreements of $29,700 and $28,000 at February 29, 2008 and February 28, 2007, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Deferred costs and future payment commitments were as follows:

	February 29, 2008	February 28, 2007
Prepaid expenses and other	$119,069	$131,972
Other assets	338,003	355,115

Deferred cost assets	457,072	487,087
Other current liabilities	(68,457)	(47,692)
Other liabilities	(50,491)	(49,648)

Deferred cost liabilities	(118,948)	(97,340)

Net deferred costs	$338,124	$389,747

A summary of the changes in the carrying amount of the Corporation’s net deferred costs during the years ended February 29, 2008, February 28, 2007 and February 28, 2006 is as follows:

Balance at February 28, 2005	$574,329
Payments	105,173
Amortization	(161,783)
Currency translation and other	(2,077)

Balance at February 28, 2006	515,642
Payments	102,265
Net contract termination	(76,438)
Amortization	(154,579)
Currency translation and other	2,857

Balance at February 28, 2007	389,747
Payments	104,705
Net contract termination	(14,920)
Amortization	(143,223)
Currency translation and other	1,815

Balance at February 29, 2008	$338,124

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

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $220,406 (at a carrying value of $222,690) and $229,906 (at a carrying value of $222,690) at February 29, 2008 and February 28, 2007, respectively.

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

On March 28, 2008, the aforementioned credit agreement was further amended. The amendment extends the period during which the Corporation may borrow on the term loan until April 3, 2009 and changes the start of the amortization period from April 4, 2008 until April 3, 2009.

The Corporation is also party to an amended and restated receivables purchase agreement that had available financing of up to $150,000. The agreement expires on October 23, 2009. Under the amended and restated receivables purchase agreement, the Corporation and certain of its subsidiaries sell accounts receivable to AGC Funding Corporation (“AGC Funding”), a wholly-owned, consolidated subsidiary of the Corporation, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit. This arrangement is accounted for as a financing transaction.

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

On March 28, 2008, the amended and restated receivables purchase agreement was further amended. The amendment decreased the amount of available financing from $150,000 to $90,000. There were no balances outstanding under the amended and restated receivables purchase agreement as of February 29, 2008.

At February 29, 2008, the Corporation was in compliance with its financial covenants under the borrowing agreements described above.

As of February 29, 2008, debt due within one year was as follows:

February 29, 2008
Revolving credit facility	$20,100
6.10% senior notes, due 2028	22,690

$42,790

There was no debt due within one year as of February 28, 2007.

At February 29, 2008, the balances outstanding on the revolving credit facility bear interest at a rate of approximately 4.7%. In addition to the balances outstanding under the aforementioned agreement, the Corporation provides financing for certain transactions with some of its vendors, which includes a combination of various guarantees and letters of credit. At February 29, 2008, the Corporation had credit arrangements to support the letters of credit in the amount of $124,317 with $25,748 of credit outstanding.

Long-term debt and their related calendar year due dates were as follows:

	February 29, 2008	February 28, 2007
7.375% senior notes, due 2016	$200,000	$200,000
6.10% senior notes, due 2028	—	22,690
Other (due 2010)	518	1,225

	$200,518	$223,915

Aggregate maturities of long-term debt are as follows:

2009	$22,690
2010	518
2011	—
2012	—
2013	—
Thereafter	200,000

$223,208

Interest paid in cash on short-term and long-term debt was $18,512 in 2008, $32,410 in 2007 and $32,797 in 2006. In 2007, interest expense included $5,055 related to the early retirement of substantially all of our 6.10% senior notes including the consent payment, fees paid and the write-off of deferred financing costs. Deferred financing costs of $1,013 and $1,128 associated with the termination of the credit facility in April 2006 and the amendment of the term loan facility in February 2007, respectively, were also written off during the year. These amounts were partially offset by $2,390 for the net gain recognized on an interest rate derivative entered into and settled during 2007. In 2006, interest expense included $863 for the payment of the premium associated with the remaining 11.75% senior subordinated notes repurchased as well as the write-off of related deferred financing costs.

NOTE 12—RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $5,184, $6,751 and $12,384 for 2008, 2007 and 2006, respectively. In addition, the Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The Corporation’s matching contributions were $4,521, $4,545 and $4,296 for 2008, 2007 and 2006, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Annual expense and accumulated benefits of these foreign plans were not material to the consolidated financial statements. For the defined benefit plans, in the aggregate, the actuarially computed plan benefit obligation approximates the fair value of plan assets.

The Corporation also participates in a multi-employer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multi-employer plan, representing contributions to the plan, was $554, $753 and $988 in 2008, 2007 and 2006, respectively.

The Corporation has deferred compensation plans that provide executive officers and directors with the opportunity to defer receipt of compensation and director fees, respectively, including compensation received in the form of the Corporation's common shares. The Corporation funds these deferred compensation liabilities by making contributions to a rabbi trust. In accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” both the trust assets and the related obligation associated with deferrals of the Corporation’s common shares are recorded in equity at cost and offset each other. There was approximately 0.2 million common shares in the trust at February 29, 2008 with a cost of $3,571 compared to approximately 0.1 million common shares with a cost of $2,129 at February 28, 2007.

In 2001, the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Retirement Plan has a measurement date of February 28 or 29. No contributions were made to the plan in either 2008 or 2007. The Retirement Plan was fully funded at both February 29, 2008 and February 28, 2007.

The Corporation also has a defined benefit pension plan (the “Supplemental Executive Retirement Plan”) covering certain management employees. The Supplemental Executive Retirement Plan has a measurement date of February 28 or 29. The Supplemental Executive Retirement Plan was amended in 2005 to change the twenty-year cliff-vesting period with no minimum plan service requirements to a ten-year cliff-vesting period with a requirement that at least five years of that service must be as a plan participant. The plan was amended in 2008 to authorize the Corporation to make a one-time offer to each participant who is no longer employed by American Greetings, but is either currently receiving payments under the plan or has a deferred vested benefit under the plan to receive a lump sum cash payment in 2008 in satisfaction of all future benefit payments under the Supplemental Executive Retirement Plan. As a result, a settlement expense of $105 was recorded during the year.

The Corporation also has several defined benefit pension plans at its Canadian subsidiary. These include a defined benefit pension plan covering most Canadian salaried employees, which was closed to new participants effective January 1, 2006, but eligible members continue to accrue benefits and an hourly plan in which benefits earned have been frozen and participants no longer accrue benefits after March 1, 2000. There are also two unfunded plans, one that covers a supplemental executive retirement pension relating to an employment agreement and one that pays supplemental pensions to certain former hourly employees pursuant to a prior collective bargaining agreement. All plans have a measurement date of February 28 or 29. During 2008, the Corporation settled a portion of its obligation under one of the defined benefit pension plans at its Canadian subsidiary. For the affected participants, the plan was converted to a defined contribution plan. As a result, a settlement expense of $1,067 was recorded.

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

The following table sets forth summarized information on the defined benefit pension plans and postretirement benefits plan:

	Pension Plans		Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$162,434	$164,780	$143,803	$133,119
Service cost	987	924	3,885	3,681
Interest cost	8,919	8,668	8,229	7,733
Participant contributions	54	43	4,618	4,371
Retiree drug subsidy payments	—	—	—	212
Plan amendments	90	—	—	(211)
Actuarial (gain) loss	(7,147)	(1,232)	(12,255)	4,097
Benefit payments	(10,502)	(9,832)	(8,615)	(9,199)
Settlements	(7,280)	—	—	—
Currency exchange rate changes	5,010	(917)	—	—

Benefit obligation at end of year	152,565	162,434	139,665	143,803

Change in plan assets:
Fair value of plan assets at beginning of year	135,526	129,479	77,114	77,155
Actual return on plan assets	500	11,746	3,761	5,275
Employer contributions	3,134	4,860	(192)	(488)
Participant contributions	54	43	4,618	4,371
Benefit payments	(10,502)	(9,832)	(8,615)	(9,199)
Settlements	(7,280)	—	—	—
Currency exchange rate changes	4,591	(770)	—	—

Fair value of plan assets at end of year	126,023	135,526	76,686	77,114

Funded status at end of year	$(26,542)	$(26,908)	$(62,979)	$(66,689)

Amounts recognized in the Consolidated Statement of Financial Position consist of the following:

	Pension Plans		Postretirement Benefits
	2008	2007	2008	2007
Other assets	$7,861	$7,444	$—	$—
Accrued compensation and benefits	(2,018)	(2,002)	—	—
Other liabilities	(32,385)	(32,350)	(62,979)	(66,689)

Net amount recognized	$(26,542)	$(26,908)	$(62,979)	$(66,689)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$24,345	$24,991	$66,683	$83,644
Net prior service cost (credit)	1,296	1,465	(26,602)	(34,020)
Net transition obligation	63	59	—	—

Accumulated other comprehensive income	$25,704	$26,515	$40,081	$49,624

For the defined benefit pension plans, the estimated net loss, prior service cost and transition obligation that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $1,285, $260, and $10, respectively. For the postretirement benefit plan, the estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $4,400 and ($7,400), respectively.

The following table presents significant weighted-average assumptions to determine benefit obligations and net periodic benefit cost:

	Pension Plans		Postretirement Benefits
	2008	2007	2008	2007
Weighted average discount rate used to determine:
Benefit obligations at measurement date
US	6.50%	5.75%	6.50%	5.75%
International	5.75%	5.25%	N/A	N/A
Net periodic benefit cost
US	5.75%	5.50%	5.75%	5.50%
International	5.25%	5.25%	N/A	N/A
Expected long-term return on plan assets:
US	7.00%	7.00%	7.00%	7.00%
International	6.00%	6.00%	N/A	N/A
Rate of compensation increase:
US	Up to 6.50%	Up to 6.50%	N/A	N/A
International	3.50 – 4.00%	3.50 – 4.00%	N/A	N/A
Health care cost trend rates:
For year ending February 28 or 29	N/A	N/A	9.50%	10.00%
For year following February 28 or 29	N/A	N/A	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	6.00%	6.00%
Year the rate reaches the ultimate trend rate	N/A	N/A	2014	2014

For 2008, the net periodic pension cost for the pension plans was based on long-term asset rates of return as noted above. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

For 2008, the Corporation assumed a long-term asset rate of return of 7% to calculate the expected return for the postretirement benefit plan. In developing the 7% expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical 15-year compounded returns for such asset classes. This rate is also consistent with actual compounded returns earned by the plan over several years.

	2008	2007
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$1,105	$1,005
Accumulated postretirement benefit obligation	10,311	10,431

Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(935)	(740)
Accumulated postretirement benefit obligation	(8,883)	(8,092)

The following table presents selected pension plan information:

	2008	2007
For all pension plans:
Accumulated benefit obligation	$149,054	$158,844

For pension plans that are not fully funded:
Projected benefit obligation	37,798	37,408
Accumulated benefit obligation	34,374	34,035
Fair value of plan assets	3,395	3,056

A summary of the components of net periodic benefit cost for the pension plans is as follows:

	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$987	$924	$1,071
Interest cost	8,919	8,668	8,602
Expected return on plan assets	(8,761)	(8,524)	(8,215)
Amortization of transition obligation	6	6	95
Amortization of prior service cost	260	254	254
Amortization of actuarial loss	1,454	2,218	1,438
Settlements/curtailments	1,172	—	914

Net periodic benefit cost	4,037	3,546	$4,159

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	1,047	24,991	N/A
Prior service cost	90	1,465	N/A
Transition obligation	—	59	N/A
Amortization of prior service cost	(260)	—	N/A
Amortization of actuarial loss	(1,454)	—	N/A
Amortization of transition obligation	(6)	—	N/A
Settlement loss	(1,172)	—	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$2,282	$30,061	N/A

A summary of the components of net periodic benefit cost for the postretirement benefit plan is as follows:

	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$3,885	$3,681	$3,224
Interest cost	8,229	7,733	7,060
Expected return on plan assets	(5,097)	(5,098)	(4,804)
Amortization of prior service credit	(7,418)	(7,418)	(7,395)
Amortization of actuarial loss	6,042	7,022	6,562

Net periodic benefit cost	5,641	5,920	$4,647

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial (gain) loss	(10,919)	83,644	N/A
Prior service credit	—	(34,020)	N/A
Amortization of actuarial loss	(6,042)	—	N/A
Amortization of prior service credit	7,418	—	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$(3,902)	$55,544	N/A

At February 29, 2008 and February 28, 2007, the assets of the plans are held in trust and allocated as follows:

	Pension Plans		Postretirement Benefits
	2008	2007	2008	2007	Target Allocation
Equity securities:
US	53%	55%	35%	35%	15% – 35%
International	23%	52%	N/A	N/A	N/A
Debt securities:
US	46%	44%	60%	62%	55% – 75%
International	64%	31%	N/A	N/A	N/A
Cash and cash equivalents:
US	1%	1%	5%	3%	0% – 20%
International	13%	17%	N/A	N/A	N/A

As of February 29, 2008, the investment policy for the U.S. pension plans target an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due. The investment policy for the international pension plans target an approximately 20/60/10 distribution between equity securities, debt securities and cash and cash equivalents.

The investment policy for the postretirement benefit plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed, with debt securities averaging 2.5 years to maturity with a credit rating of ‘A’ or better. This policy is subject to review and change.

Although the Corporation does not anticipate that contributions to the Retirement Plan will be required in 2009, it may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Corporation are not expected to exceed deductible limits in accordance with Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute $1,950 to the Supplemental Executive Retirement Plan in 2009. The plan is a non-qualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

In addition, the Corporation does not anticipate contributing to the postretirement benefit plan in 2009.

The benefits expected to be paid out are as follows:

	Pension Plans	Postretirement Benefits
		Excluding Effect of Medicare Part D Subsidy	Including Effect of Medicare Part D Subsidy
2009	$10,164	$9,935	$9,020
2010	10,313	10,483	9,467
2011	10,400	11,021	9,898
2012	10,405	11,517	10,598
2013	10,575	11,713	10,700
2014 – 2018	54,769	62,467	59,264

NOTE 13—LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 are as follows:

	2008	2007	2006
Gross rentals	$47,536	$55,537	$56,258
Sublease rentals	(241)	(235)	(436)

Net rental expense	$47,295	$55,302	$55,822

At February 29, 2008, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2009	$30,986
2010	23,829
2011	18,381
2012	12,943
2013	8,414
Later years	12,860

107,413
Sublease rentals	(1,062)

Net rentals	$106,351

NOTE 14—COMMON SHARES AND STOCK OPTIONS

At February 29, 2008 and February 28, 2007, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B common shares.

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

Total stock-based compensation expense, recognized in “Administrative and general” expenses on the Consolidated Statement of Income, was $6,547 ($4,114 net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.08 and $0.08 per share, respectively, during the year ended February 29, 2008. During 2007, total stock-based compensation was $7,559 ($4,604 net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.08 and $0.07 per share, respectively.

Prior to March 1, 2006, the Corporation followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for its stock options granted to employees and directors. Because the exercise price of the Corporation’s stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense was recognized. The Corporation had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Pro forma information regarding the impact of total stock-based compensation on net income and earnings per share for prior periods is required by SFAS 123R. SFAS 123R also requires the tax benefits associated with the share-based payments to be classified as financing activities in the Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous accounting guidance.

The following illustrates the pro forma information, determined as if the Corporation had applied the fair value method of accounting for stock options, for the fiscal year ended February 28, 2006:

2006
Net income as reported	$84,376
Add: Stock-based compensation expense included in net income, net of tax	767
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	6,273

Pro forma net income	$78,870

Earnings per share:
As reported	$1.28
Pro forma	1.20
Earnings per share—assuming dilution:
As reported	$1.16
Pro forma	1.09

Under the Corporation's stock option plans, options to purchase common shares are granted to directors, officers and other key employees at the then-current market price. In general, subject to continuing service, options become exercisable commencing twelve months after date of grant in annual installments and expire over a period of not more than ten years from the date of grant. The Corporation, from time to time, makes certain grants whereby the vesting or exercise periods have the potential to be accelerated if the market value of the Corporation’s Class A common shares reaches certain specified prices. These grants are subject to the terms of the applicable option plans and agreements. There were none of these types of grants outstanding at February 29, 2008. The Corporation generally issues new shares when options to purchase Class A common shares are exercised and treasury shares when options to purchase Class B common shares are exercised.

Stock option transactions and prices are summarized as follows:

	Number of Class A Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2007	5,386,446	$21.87		$12,844
Granted	1,025,650	25.53
Exercised	(1,220,177)	26.79
Cancelled	(261,140)	29.16

Outstanding at February 29, 2008	4,930,779	$22.81	6.2	$2,629

Exercisable at February 29, 2008	3,444,192	$22.07	5.4	$2,629

	Number of Class B Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2007	633,920	$22.94		$664
Granted	193,000	25.57
Exercised	(2,400)	25.97
Cancelled	—	—

Outstanding at February 29, 2008	824,520	$23.59	7.4	—

Exercisable at February 29, 2008	447,521	$22.86	6.8	—

The fair value of the options granted is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Risk-free interest rate	4.6%	5.0%	3.5%
Dividend yield	1.25%	1.41%	0.08%
Expected stock volatility	0.25	0.24	0.33
Expected life in years	2.3	2.2	4.1

The weighted average fair value per share of options granted during 2008, 2007 and 2006 was $4.44, $3.81 and $7.69, respectively. The total intrinsic value of options exercised was $8,937, $2,192 and $14,963 in 2008, 2007 and 2006, respectively.

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

The fair value of the performance shares is the estimated present value at March 1 of each respective fiscal year using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Risk-free interest rate	4.95%	4.74%	3.20%
Dividend yield	1.38%	1.52%	0.24%
Expected stock volatility	0.25	0.24	0.24
Expected life in years	1.0	1.0	1.0

The fair value per share of the performance shares in 2008, 2007 and 2006 was $22.79, $20.73 and $24.88, respectively. Compensation costs recognized for approximately 60,000 performance shares vesting in each of 2008, 2007 and 2006 were approximately $1,400 (included in the $6,547 stock compensation expense disclosed above), $1,200 (included in the $7,559 stock compensation expense disclosed above) and $1,300, respectively. Approximately 60,000 Class B common shares were issued in both 2008 and 2007 related to the performance shares earned and vested in 2007 and 2006, respectively.

As of February 29, 2008, the Corporation had unrecognized compensation expense of approximately $2,800, before taxes, related to stock options. The unrecognized compensation expense is expected to be recognized over an average period of approximately one year.

The number of shares available for future grant at February 29, 2008 is 2,745,948 Class A common shares and 550,939 Class B common shares.

NOTE 15—BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass retailers as the primary channel. As permitted under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. Approximately 40% of the International Social Expression Products segment’s revenue in 2008 and 2007 is attributable to its top three customers.

At February 29, 2008, the Corporation owned and operated 414 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors.

AG Interactive distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The two acquisitions in 2008, which are included in this segment, provide the Corporation entry into the online photo sharing space and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books.

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

Geographical Information

	Total Revenue			Fixed Assets—Net
	2008	2007	2006	2008	2007
United States	$1,286,213	$1,336,241	$1,478,631	$244,405	$232,378
United Kingdom	260,288	228,779	221,951	30,785	35,556
Other foreign	229,950	229,270	227,554	20,815	17,219

Consolidated	$1,776,451	$1,794,290	$1,928,136	$296,005	$285,153

Product Information

	Total Revenue
	2008	2007	2006
Everyday greeting cards	$709,824	$656,906	$717,622
Seasonal greeting cards	379,603	363,793	404,227
Gift packaging	264,040	278,140	293,549
Other revenue	45,667	49,492	52,664
All other products	377,317	445,959	460,074

Consolidated	$1,776,451	$1,794,290	$1,928,136

Operating Segment Information

	Total Revenue			Segment Earnings (Loss)
	2008	2007	2006	2008	2007	2006
North American Social Expression Products	$1,178,961	$1,206,361	$1,338,113	$216,354	$204,079	$303,071
Intersegment items	(54,736)	(59,806)	(61,046)	(41,067)	(42,717)	(43,913)
Exchange rate adjustment	5,417	(254)	(4,180)	1,941	(87)	(1,787)

Net	1,129,642	1,146,301	1,272,887	177,228	161,275	257,371

International Social Expression Products	285,658	279,845	284,899	22,208	9,434	(11,357)
Exchange rate adjustment	25,668	1,885	(7,641)	2,528	259	(2,082)

Net	311,326	281,730	277,258	24,736	9,693	(13,439)

Retail Operations	190,149	207,441	221,009	(4,482)	(16,415)	(32,179)
Exchange rate adjustment	7,200	(255)	(4,693)	829	(22)	(343)

Net	197,349	207,186	216,316	(3,653)	(16,437)	(32,522)

AG Interactive	78,051	85,347	89,616	6,323	5,813	4,237
Exchange rate adjustment	664	101	(47)	132	(39)	27

Net	78,715	85,448	89,569	6,455	5,774	4,264

Non-reportable segments	59,356	73,441	68,621	3,779	11,852	23,372

Unallocated	63	184	3,485	(83,939)	(106,544)	(100,701)
Exchange rate adjustment	—	—	—	(638)	(202)	(245)

Net	63	184	3,485	(84,577)	(106,746)	(100,946)

Consolidated	$1,776,451	$1,794,290	$1,928,136	$123,968	$65,411	$138,100

	Depreciation and Amortization			Capital Expenditures
	2008	2007	2006	2008	2007	2006
North American Social Expression Products	$29,304	$31,831	$34,203	$43,371	$27,711	$36,432
Exchange rate adjustment	8	(1)	(8)	17	—	(2)

Net	29,312	31,830	34,195	43,388	27,711	36,430

International Social Expression Products	4,650	5,280	5,704	847	5,365	1,776
Exchange rate adjustment	396	21	(174)	87	22	(56)

Net	5,046	5,301	5,530	934	5,387	1,720

Retail Operations	5,425	6,353	7,607	6,151	3,435	6,097
Exchange rate adjustment	200	(7)	(131)	297	(5)	(72)

Net	5,625	6,346	7,476	6,448	3,430	6,025

AG Interactive	6,194	3,953	4,891	3,326	3,751	1,566
Exchange rate adjustment	330	19	(6)	—	6	137

Net	6,524	3,972	4,885	3,326	3,757	1,703

Non-reportable segments	1,425	1,375	1,125	2,492	1,428	241

Unallocated	603	588	991	35	3	58

	$48,535	$49,412	$54,202	$56,623	$41,716	$46,177

	Assets
	2008	2007
North American Social Expression Products	$914,628	$964,524
Exchange rate adjustment	574	(187)

Net	915,202	964,337

International Social Expression Products	243,297	257,718
Exchange rate adjustment	19,947	13,268

Net	263,244	270,986

Retail Operations	53,832	52,009
Exchange rate adjustment	3,123	(630)

Net	56,955	51,379

AG Interactive	188,615	114,570
Exchange rate adjustment	5,520	1,396

Net	194,135	115,966

Non-reportable segments	45,615	40,607

Unallocated and intersegment items	312,289	332,883
Exchange rate adjustment	16,988	2,056

Net	329,277	334,939

Consolidated	$1,804,428	$1,778,214

Termination Benefits and Facility Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The Corporation recorded severance charges of $6,288 and $10,347 in 2008 and 2007, respectively, related to certain headcount reductions and facility closures including manufacturing facilities in the North American Social Expression Products segment in 2008 and a manufacturing facility in the International Social Expression Products segment in 2007. During 2006, the Corporation recorded a severance charge of $4,443 related to the Lafayette, Tennessee plant closure and other headcount reductions. In connection with the 2005 Franklin plant closing, the North American Social Expression Products segment incurred costs of $5,345 in 2006 for the write-down of the building, the write-off of equipment disposed, moving costs and various other related expenses.

The following table summarizes these charges by segment:

	2008	2007	2006
North American Social Expression Products	$4,902	$5,486	$2,952
International Social Expression Products	71	3,199	—
Retail Operations	74	362	466
AG Interactive	22	1,020	880
Non-reportable	27	—	—
Unallocated	1,192	280	145

Total	$6,288	$10,347	$4,443

The remaining balance of the severance accrual was $9,648 and $8,389 at February 29, 2008 and February 28, 2007, respectively.

NOTE 16—INCOME TAXES

Income from continuing operations before income taxes:

	2008	2007	2006
United States	$89,409	$49,766	$149,510
Foreign	34,559	15,645	(11,410)

	$123,968	$65,411	$138,100

Income taxes (benefit) from the Corporation’s continuing operations have been provided as follows:

	2008	2007	2006
Current:
Federal	$21,849	$27,703	$13,792
Foreign	18,496	8,313	4,707
State and local	8,075	1,719	510

	48,420	37,735	19,009
Deferred	(7,772)	(12,262)	29,872

	$40,648	$25,473	$48,881

Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	February 29, 2008	February 28, 2007
Deferred tax assets:
Employee benefit and incentive plans	$44,775	$46,741
Net operating loss carryforwards	51,364	43,826
Deferred capital loss	9,071	9,256
Reserves not currently deductible	65,178	53,681
Charitable contributions carryforward	2,434	6,016
Foreign tax credit carryforward	25,101	19,945
Other	7,751	13,922

	205,674	193,387
Valuation allowance	(38,544)	(40,322)

Total deferred tax assets	167,130	153,065

Deferred tax liabilities:
Intangible assets	4,153	9,009
Property, plant and equipment	17,892	24,025
Other	2,216	1,665

Total deferred tax liabilities	24,261	34,699

Net deferred tax assets	$142,869	$118,366

Net deferred tax assets are included in the Consolidated Statement of Financial Position in the following captions:

	February 29, 2008	February 28, 2007
Deferred and refundable income taxes (current)	$70,923	$71,811
Deferred and refundable income taxes (noncurrent)	78,363	52,869
Deferred income taxes and noncurrent income taxes payable	(6,417)	(6,314)

Net deferred tax assets	$142,869	$118,366

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

The Corporation periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 29, 2008, the valuation allowance of $38,544 related principally to certain foreign and domestic net operating loss carryforwards and deferred capital losses.

Reconciliation of the Corporation’s income tax expense from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2008	2007	2006
Income tax expense at statutory rate	$43,389	$22,894	$48,335
State and local income taxes, net of federal tax benefit	3,744	(1,825)	5,757
Canada income tax audit assessment	—	5,133	—
Tax-exempt interest	(548)	(1,396)	(2,788)
Nondeductible goodwill	—	—	4,170
Research and experimental tax credits	(60)	(570)	(4,069)
Foreign differences	(1,793)	1,554	2,028
Foreign tax credit related matters	(4,977)	(3,163)	(2,447)
Mexico valuation allowance	—	2,707	—
Accruals and settlements related to federal tax audits	3,491	2,585	—
Other	(2,598)	(2,446)	(2,105)

Income tax at effective tax rate	$40,648	$25,473	$48,881

Income taxes paid from continuing operations were $40,205 in 2008, $30,375 in 2007 and $43,267 in 2006. As of February 29, 2008, the Corporation has projected income tax refunds of $56,756 related primarily to federal amended returns filed, IRS exam adjustments for 1999 through 2006 and Canadian exam adjustments for 2000 through 2002.

At February 29, 2008, the Corporation had approximately $29,845 of foreign net operating loss carryforwards, of which $15,927 has no expiration dates and $13,918 has expiration dates ranging from 2008 through 2017. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss, charitable contribution and foreign tax credit (“FTC”) carryforwards of approximately $27,616, $12,929, $2,434 and $25,101, respectively. The federal net operating loss carryforwards have expiration dates ranging from 2020 to 2027. The state net operating loss carryforwards have expiration dates ranging from 2008 to 2028. The charitable contribution carryforwards have expiration dates ranging from 2008 to 2009. The FTC carryforwards have expiration dates ranging from 2011 to 2014.

During 2007, the Corporation re-evaluated its position regarding the expected outcome of the assessments from the Canada Customs and Revenue Agency and revised the amount of expected Canadian refund and associated FTC by $5,133. Also, in 2007, during the fourth quarter, the Corporation re-evaluated its position regarding its ability to utilize the deferred tax assets of its subsidiary in Mexico. Based on the cumulative operating losses, the Corporation believes a full valuation allowance is necessary. Tax expense of $2,707 was recorded in 2007 to increase the Mexican valuation allowance in order to fully reserve against the net deferred tax assets.

Deferred taxes have not been provided on approximately $29,470 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

Effective March 1, 2007, the Corporation adopted FIN 48, including the provisions of FASB Staff Position No. FIN-48-1, “Definition of Settlement in FASB Interpretation No. 48.” In connection with the adoption of FIN 48, the Corporation recorded a decrease to retained earnings of $14,017 to recognize an increase in its liability (or decrease to its refundable) for unrecognized tax benefits, interest and penalties under the recognition and measurement criteria of FIN 48. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at March 1, 2007	$24,722
Additions based on tax positions related to the current year	1,401
Additions for tax positions of prior years	9,339
Reductions for tax positions of prior years	(7,939)

Balance at February 29, 2008	$27,523

Included in the balance of unrecognized tax benefits at February 29, 2008, is $21,003 in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 29, 2008 could decrease approximately $2,000 during 2009 due to anticipated settlements and resulting cash payments related to open years after 1999, which are currently under examination.

The Corporation recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended February 29, 2008, the Company recognized $1,061 of net interest and penalties. As of February 29, 2008, the total amount of gross accrued interest and penalties included in the Consolidated Statement of Financial Position is $6,516.

The Corporation is subject to examination by the IRS and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various foreign tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2003 to the present.

NOTE 17—DISCONTINUED OPERATIONS

Discontinued operations include the Corporation’s educational products business, its South African business unit and its nonprescription reading glasses business. Learning Horizons, Magnivision and the South African business units each meet the definition of a “component of an entity” and have been accounted for as discontinued operations under SFAS 144. Accordingly, the Corporation’s consolidated financial statements and related notes have been presented to reflect all three as discontinued operations for all periods presented. Learning Horizons and Magnivision were previously included within the Corporation’s “non-reportable segments” and the South African business unit was included within the former “Social Expression Products” segment.

The following summarizes the results of discontinued operations for the periods presented:

	2008	2007	2006
Total revenue	$299	$14,457	$28,674

Pre-tax loss from operations	(47)	(5,553)	(7,544)
Gain on sale	34	5,784	—

	(13)	231	(7,544)
Income tax expense (benefit)	304	(2,209)	(2,701)

(Loss) income from discontinued operations, net of tax	$(317)	$2,440	$(4,843)

In February 2007, the Corporation entered into an agreement to sell its educational products subsidiary, Learning Horizons. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in March 2007 and the Corporation received cash proceeds of $2,183, which is included in “Cash receipts related to discontinued operations” in the Consolidated Statement of Cash Flows. The pre-tax loss from operations in 2007 included $108 of fixed asset impairment charges in accordance with SFAS 144 and $640 of goodwill impairment charges in accordance with SFAS 142, representing all the goodwill of the reporting unit. Additional charges of $3,472 were recorded for other inventory and receivable reductions. The charges and impairments were primarily recorded as a result of the intention to sell Learning Horizons, and therefore, present the operation at its estimated fair value.

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

On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business to AAiFosterGrant, a unit of sunglasses maker Foster Grant. The sale reflected the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale of Magnivision closed in the third quarter of 2005 during which the Corporation received cash proceeds of $77,000 and recorded a pre-tax gain of $35,525. In the third quarter of 2006, a modification of the differential of the tax basis of the gain on the sale of Magnivision resulted in a $2,620 tax benefit. In the third quarter of 2007, the Corporation recorded an additional pre-tax gain of $5,100 based on the final closing balance sheet adjustments for the sale of Magnivision. Proceeds of $2,100 and $3,000 are included in “Cash receipts related to discontinued operations” in the Consolidated Statement of Cash Flows in 2008 and 2007, respectively.

“Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Consolidated Statement of Financial Position include the following:

February 28, 2007
Assets of businesses held for sale:
Current assets	$2,810

$2,810

Liabilities of businesses held for sale:
Current liabilities	$564
Noncurrent liabilities	110

$674

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Thousands of dollars except per share amounts

The business exhibits seasonality, which is typical for most companies in the retail industry. Sales are higher in the second half of the fiscal year due to the concentration of major holidays during that period. Net earnings are highest during the months of September through December when sales volume provides significant operating leverage. Working capital requirements needed to finance operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as inventory is increased in preparation for the peak selling season.

The following is a summary of the unaudited quarterly results of operations for the years ended February 29, 2008 and February 28, 2007:

	Quarter Ended
	May 25	Aug 24	Nov 23	Feb 29
Fiscal 2008
Net sales	$418,016	$365,878	$475,015	$471,875
Total revenue	419,967	377,485	485,766	493,233
Gross profit	256,888	202,826	251,686	238,613
Income from continuing operations	30,263	8,375	29,120	15,562
Loss from discontinued operations, net of tax	(213)	—	(104)	—
Net income	30,050	8,375	29,016	15,562
Earnings per share:
Continuing operations	$0.54	$0.15	$0.53	$0.31
Net income	0.54	0.15	0.53	0.31
Earnings per share—assuming dilution:
Continuing operations	0.54	0.15	0.52	0.31
Net income	0.54	0.15	0.52	0.31

Dividends declared per share	0.10	0.10	0.10	0.10

During the fourth quarter of 2008, it was determined that the Corporation’s entertainment development and production joint venture no longer met all of the criteria necessary to be classified as held for sale in accordance with SFAS 144. As a result, this business unit has been reclassified into continuing operations for all periods presented.

The fourth quarter included a pre-tax fixed asset impairment charge of $1,436 in the Retail Operations segment and a pre-tax severance charge of $4,331. The fourth quarter also included a pre-tax charge of $13,500 associated with the Canadian dual-priced products, primarily temporary promotional activities.

Quarterly earnings per share amounts do not add to the full year primarily due to share repurchases during the periods.

	Quarter Ended
	May 26	Aug 25	Nov 24	Feb 28
Fiscal 2007
Net sales	$404,182	$357,486	$510,161	$472,969
Total revenue	405,624	371,530	521,212	495,924
Gross profit	228,945	184,678	264,974	239,410
Income (loss) from continuing operations	16,088	(13,027)	46,668	(9,791)
(Loss) income from discontinued operations, net of tax	(696)	2,529	3,039	(2,432)
Net income (loss)	15,392	(10,498)	49,707	(12,223)
Earnings (loss) per share:
Continuing operations	$0.27	$(0.22)	$0.79	$(0.18)
Net income (loss)	0.26	(0.18)	0.84	(0.22)
Earnings (loss) per share—assuming dilution:
Continuing operations	0.25	(0.22)	0.78	(0.18)
Net income (loss)	0.24	(0.18)	0.83	(0.22)
Dividends declared per share	0.08	0.08	0.08	0.08

During the fourth quarter of 2008, it was determined that the Corporation’s entertainment development and production joint venture no longer met all of the criteria necessary to be classified as held for sale in accordance with SFAS 144. As a result, this business unit has been reclassified into continuing operations for all periods presented.

The first quarter included a pre-tax charge of $4,963 for the consent payment and other fees associated with the repurchase of substantially all the Corporation’s $300,000 6.10% senior notes and pre-tax income of $2,390 for the net gain recognized on the interest rate derivative entered into and settled during the first quarter. The second quarter included a tax benefit of $2,120, recorded in discontinued operations, related to the sale of the Corporation’s South African business unit. The third quarter included a pre-tax severance charge of $3,806 and a $20,004 gain as a result of retailer consolidations, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments. The Corporation also recorded a pre-tax gain of $5,100, recorded in discontinued operations, based on the final closing balance sheet adjustments for the sale of Magnivision. The fourth quarter included a pre-tax charge of $6,567 related to the closure of 60 stores in the Retail Operations segment, a pre-tax fixed asset impairment charge of $1,760 in the Retail Operations segment, a pre-tax severance charge of $6,033 and a pre-tax loss of $15,969 from the sale of the candle product lines. Within discontinued operations, the fourth quarter included a pre-tax charge of $4,220 associated with impairments at Learning Horizons, which were primarily recorded as a result of the intent to sell the business.

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

There were no disagreements with our independent registered public accounting firm on accounting or financial disclosure matters within the three year period ended February 29, 2008, or in any period subsequent to such date.

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

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of February 29, 2008.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting.

The management of American Greetings is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. American Greetings’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment under COSO’s “Internal Control-Integrated Framework,” management believes that as of February 29, 2008, American Greetings’ internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting. This attestation report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

American Greetings Corporation

We have audited American Greetings Corporation’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Greetings Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Greetings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of American Greetings Corporation as of February 29, 2008 and February 28, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2008 of American Greetings Corporation and our report dated April 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Cleveland, Ohio

April 25, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information called for by this Item 10 from the information contained in (i) our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 27, 2008 under the headings “Proposal No. 1 Election of Directors,” “Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and (ii) for information regarding executive officers, Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We hereby incorporate by reference the information called for by this Item 11 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 27, 2008 under the headings “Compensation Discussion and Analysis,” “Information Concerning Executive Officers,” “Director Compensation” and “Report of the Compensation and Management Development Committee.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information called for by this Item 12 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 27, 2008 under the heading “Security Ownership.”

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common shares that may be issued under our equity compensation plans as of February 29, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,988,300	$22.92	3,296,887
Equity compensation plans not approved by security holders	—	N/A	—

Total	5,988,300	$22.92	3,296,887

(1)

Column (a) includes 4,930,779 Class A common shares and 824,520 Class B common shares that may be issued in connection with the exercise of outstanding stock options. The amount in column (a) also includes 59,864 Class B common shares that may be issued upon the settlement of outstanding performance shares that have been awarded under the Corporation’s equity compensation plans, assuming the maximum performance or other criteria have been achieved. The amount in column (a) also includes 173,137 Class B common shares representing share equivalents that have been credited to the account of certain officers or directors who have deferred receipt of shares earned and vested under our 1997 Equity and Performance Incentive Plan or our 2007 Omnibus Incentive Compensation Plan or that were to be paid in lieu of cash directors fees under the 1995 Director Stock Plan, which will be issued under these plans upon the expiration of the deferral period.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock, performance shares and deferred compensation share equivalents.

Column (c) includes 2,745,948 Class A common shares and 550,939 Class B common shares, which shares may generally be issued under the Corporation’s equity compensation plans upon the exercise of stock options or stock appreciation rights and/or awards of deferred shares, performance shares or restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information called for by this Item 13 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 27, 2008 under the headings “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

We hereby incorporate by reference the information called for by this Item 14 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 27, 2008 under the heading “Independent Registered Public Accounting Firm.”

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

4	Instruments Defining the Rights of Security Holders, including indentures.

	(i)	Trust Indenture, dated as of July 27, 1998.

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

10	Material Contracts.

	(i)	Credit Agreement, dated April 4, 2006, among the Corporation, various lending institutions party thereto, National City Bank, as the global agent, joint lead arranger, joint bookrunner, Swing Line Lender, LC Issuer and collateral agent, UBS Securities LLC, as joint lead arranger, joint bookrunner and syndication agent, and KeyBank National Association, JPMorgan Chase Bank, N.A., and LaSalle Bank National Association, as documentation agents (the “Credit Agreement”).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 4, 2006, and is incorporated herein by reference.

	(ii)	Amendment No. 1 to Credit Agreement, dated as of July 3, 2006.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	(iii)	Amendment No. 2 to Credit Agreement, dated as of February 26, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

(iv)

Amendment No. 3 to Credit Agreement, dated as of April 16, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	(v)	Amendment No. 4 to Credit Agreement, dated as of March 28, 2008. This Exhibit is filed herewith.

	(vi)	Pledge and Security Agreement, dated as of April 4, 2006, by and among, the Corporation, each of the domestic subsidiaries of American Greetings Corporation identified therein and National City Bank, as collateral agent.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 4, 2006, and is incorporated herein by reference.

Item	Description

	(vii)	Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2006, among AGC Funding Corporation, the Corporation, as Servicer, members of the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit (“Receivables Purchase Agreement”).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated October 26, 2006, and is incorporated herein by reference.

	(viii)	First Amendment to Receivables Purchase Agreement, dated January 12, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	(ix)	Omnibus Amendment to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of February 28, 2007, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	(x)	Third Amendment to Receivables Purchase Agreement, dated March 28, 2008.

This Exhibit is filed herewith.

	*(xi)	Form of Employment Contract with Specified Officers.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

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

	*(xv)	Amendment Number Three to American Greetings Corporation Executive Deferred Compensation Plan—American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xvi)	Amendment Number Four to American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to the American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

Item	Description

	*(xvii)	Forms of Agreement for Deferred Compensation Benefits (Officer form).

This Exhibit is filed herewith.

	*(xviii)	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xix)	American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

	*(xx)	Form of Deferral Agreement under the American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit is filed herewith.

	*(xxi)	1992 Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-58582), dated February 22, 1993, and is incorporated herein by reference.

	*(xxii)	1995 Director Stock Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-61037), dated July 14, 1995, and is incorporated herein by reference.

	*(xxiii)	1996 Employee Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-08123), dated July 15, 1996, and is incorporated herein by reference.

	*(xxiv)	1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-121982), dated January 12, 2005, and is incorporated herein by reference.

	(xxv)	2007 Omnibus Incentive Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated June 22, 2007, and is incorporated herein by reference.

	*(xxvi)	CEO and Named Executive Officers Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001, and is incorporated herein by reference.

	*(xxvii)	Description of Compensation Payable to Non-Employee Directors.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 14, 2006, and is incorporated herein by reference.

	*(xxviii)	American Greetings Corporation Second Amended and Restated Supplemental Executive Retirement Plan (Effective October 31, 2007).

Item	Description

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2007, and is incorporated herein by reference.

	*(xxix)	Employment Agreement, dated as of March 1, 2001, between William R. Mason and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

	*(xxx)	Employment Agreement, dated as of October 17, 2002, between Michael Goulder and the Corporation.

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

	*(xxxiii)	Retirement Agreement, dated as of March 31, 2008, between Steven Willensky and the Corporation. This Exhibit is filed herewith.

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

Item	Description

*(xxxviii)

Executive Service Contract, dated May 8, 1998, between the Corporation and John S.N. Charlton.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, and is incorporated herein by reference.

*(xxxvix)

Employment Agreement, dated April 14, 2003, between Stephen J. Smith and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

*(xl)

Employment Agreement, dated February 4, 2000, between Josef A. Mandelbaum and AG Interactive, Inc. (fka AmericanGreetings.com, Inc.).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

*(xli)

Key Management Annual Incentive Plan (fiscal year 2008 Description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 24, 2007, and is incorporated herein by reference.

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

*(xliv)

Form of Employee Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	*(xlv)	Form of Director Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	*(xlvi)	Form of Employee Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2007, and is incorporated herein by reference.

Item	Description

	*(xlvii)	Form of Director Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 24, 2007, and is incorporated herein by reference.

*(xlviii)

Form of Restricted Shares Grant Agreement.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	*(xlvix)	Performance Share Grant Agreement, dated August 2, 2005, between the Corporation and Zev Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

*(l)

Performance Share Grant Agreement dated August 2, 2005, between the Corporation and Jeffrey Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(li)	Performance Share Grant Agreement, dated April 22, 2008, between the Corporation and Zev Weiss.

This Exhibit is filed herewith.

	*(lii)	Performance Share Grant Agreement, dated April 22, 2008, between the Corporation and Jeffrey Weiss.

This Exhibit is filed herewith.

*(liii)

Independent Contractor Agreement, dated December 14, 2005, between American Greetings and Joseph S. Hardin, Jr.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

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

AMERICAN GREETINGS CORPORATION
(Registrant)

Date: April 29, 2008	By:	/S/ CATHERINE M. KILBANE
Catherine M. Kilbane, Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/S/ MORRY WEISS Morry Weiss	Chairman of the Board; Director	) ) )
/S/ ZEV WEISS Zev Weiss	Chief Executive Officer (principal executive officer); Director	) ) )
/S/ JEFFREY WEISS Jeffrey Weiss	President and Chief Operating Officer; Director	) ) )
/S/ SCOTT S. COWEN Scott S. Cowen	Director	) ) )
/S/ JEFFREY D. DUNN Jeffrey D. Dunn	Director	) ) )
/S/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	) ) )
/S/ STEPHEN R. HARDIS Stephen R. Hardis	Director	) ) )	April 29, 2008
/S/ WILLIAM E. MACDONALD, III William E. MacDonald, III	Director	) ) )
/S/ MICHAEL J. MERRIMAN, JR. Michael J. Merriman, Jr.	Director	) ) )
/S/ CHARLES A. RATNER Charles A. Ratner	Director	) ) )
/S/ JERRY SUE THORNTON Jerry Sue Thornton	Director	) ) )
/S/ STEPHEN J. SMITH Stephen J. Smith	Senior Vice President and Chief Financial Officer (principal financial officer)	) ) )
/S/ JOSEPH B. CIPOLLONE Joseph B. Cipollone	Vice President and Corporate Controller; Chief Accounting Officer (principal accounting officer)	) ) )

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES

(In thousands of dollars)

COLUMN A	COLUMN B		COLUMN C				COLUMN D		COLUMN E
			ADDITIONS
Description	Balance at Beginning of Period		(1) Charged to Costs and Expenses		(2) Charged (Credited) to Other Accounts-Describe		Deductions- Describe		Balance at End of Period
Year ended February 29, 2008:
Deduction from asset account:
Allowance for doubtful accounts	$6,350		$(205)		$271	(B)	$2,638	(C)	$3,778

Allowance for seasonal sales returns	$57,584	(A)	$223,096		$1,539	(B)	$222,593	(D)	$59,626

Allowance for other assets	$28,000		$5,300		$—		$3,600	(E)	$29,700

Year ended February 28, 2007:
Deduction from asset account:
Allowance for doubtful accounts	$8,075		$2,905		$137	(B)	$4,767	(C)	$6,350

Allowance for seasonal sales returns	$67,159	(A)	$227,496	(A)	$1,064	(B)(A)	$238,135	(D)(A)	$57,584	(A)

Allowance for other assets	$30,600		$—		$—		$2,600	(E)	$28,000

Year ended February 28, 2006:
Deduction from asset account:
Allowance for doubtful accounts	$16,208		$2,504		$(112	)(B)	$10,525	(C)	$8,075

Allowance for seasonal sales returns	$85,369	(A)	$252,008	(A)	$(649	)(B)(A)	$269,569	(D)(A)	$67,159	(A)

Allowance for other assets	$37,500		$—		$—		$6,900	(E)	$30,600

Note A: Amount changed from prior year due to a reclassification entry.

Note B: Translation adjustment on foreign subsidiary balances.

Note C: Accounts charged off, less recoveries.

Note D: Sales returns charged to the allowance account for actual returns.

Note E: Deferred contract costs charged to the allowance account and reduction to the account.

S-1