Form 10-Q
period 2008-05-30
AMERICAN GREETINGS CORP
filed 2008-07-09
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of July 7, 2008, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common                    45,346,060

Class B Common                       3,493,732

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited) Three Months Ended
	May 30, 2008	May 25, 2007
Net sales	$425,463	$418,016
Other revenue	2,837	1,951

Total revenue	428,300	419,967

Material, labor and other production costs	193,342	161,128
Selling, distribution and marketing expenses	150,875	140,694
Administrative and general expenses	62,561	62,235
Other operating income – net	(727)	(360)

Operating income	22,249	56,270

Interest expense	4,905	4,757
Interest income	(990)	(1,499)
Other non-operating income – net	(901)	(1,543)

Income from continuing operations before income tax expense	19,235	54,555
Income tax expense	5,902	24,292

Income from continuing operations	13,333	30,263

Loss from discontinued operations, net of tax	—	(213)

Net income	$13,333	$30,050

Earnings per share – basic:
Income from continuing operations	$0.27	$0.54
Loss from discontinued operations	—	—

Net income	$0.27	$0.54

Earnings per share – assuming dilution:
Income from continuing operations	$0.27	$0.54
Loss from discontinued operations	—	—

Net income	$0.27	$0.54

Average number of shares outstanding	48,800,941	55,262,716

Average number of shares outstanding – assuming dilution	48,833,108	55,650,033

Dividends declared per share	$0.12	$0.10

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) May 30, 2008	(Note 1) February 29, 2008	(Unaudited) May 25, 2007
ASSETS

Current assets
Cash and cash equivalents	$108,192	$123,500	$132,582
Short-term investments	—	—	28,325
Trade accounts receivable, net	59,897	61,902	119,147
Inventories	212,032	216,671	192,399
Deferred and refundable income taxes	67,604	72,280	76,892
Prepaid expenses and other	186,977	195,017	215,983

Total current assets	634,702	669,370	765,328

Goodwill	300,323	285,072	225,318
Other assets	405,116	420,219	399,880
Deferred and refundable income taxes	133,118	133,762	102,060

Property, plant and equipment – at cost	983,988	974,073	947,268
Less accumulated depreciation	685,336	678,068	666,687

Property, plant and equipment – net	298,652	296,005	280,581

	$1,771,911	$1,804,428	$1,773,167

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$70,835	$42,790	$—
Accounts payable	110,394	123,713	100,955
Accrued liabilities	73,281	79,345	77,837
Accrued compensation and benefits	39,582	68,669	43,656
Income taxes payable	23,348	29,037	29,878
Other current liabilities	117,160	108,867	84,621

Total current liabilities	434,600	452,421	336,947

Long-term debt	200,541	200,518	223,800
Other liabilities	157,610	181,720	147,597
Deferred income taxes and noncurrent income taxes payable	26,986	26,358	27,184

Shareholders’ equity
Common shares – Class A	45,345	45,324	51,148
Common shares – Class B	3,495	3,434	4,340
Capital in excess of par value	446,075	445,696	424,201
Treasury stock	(871,379)	(872,949)	(712,147)
Accumulated other comprehensive income	20,746	21,244	6,030
Retained earnings	1,307,892	1,300,662	1,264,067

Total shareholders’ equity	952,174	943,411	1,037,639

	$1,771,911	$1,804,428	$1,773,167

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Three Months Ended
	May 30, 2008	May 25, 2007
OPERATING ACTIVITIES:
Net income	$13,333	$30,050
Loss from discontinued operations	—	213

Income from continuing operations	13,333	30,263
Adjustments to reconcile to net cash (used) provided by operating activities:
Net loss (gain) on disposal of fixed assets	168	(116)
Depreciation and amortization	12,785	11,995
Deferred income taxes	5,459	4,466
Other non-cash charges	1,718	1,979
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in trade accounts receivable	5,310	(14,745)
Decrease (increase) in inventories	6,463	(7,389)
Decrease in other current assets	2,001	646
Decrease in deferred costs – net	1,253	11,691
Decrease in accounts payable and other liabilities	(57,606)	(21,759)
Other – net	(2,771)	4,107

Cash (Used) Provided by Operating Activities	(11,887)	21,138

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	—	134,900
Purchases of short-term investments	—	(163,225)
Property, plant and equipment additions	(10,088)	(5,875)
Cash payments for business acquisitions, net of cash acquired	(15,625)	(6,056)
Cash receipts related to discontinued operations	—	2,344
Proceeds from sale of fixed assets	265	890

Cash Used by Investing Activities	(25,448)	(37,022)

FINANCING ACTIVITIES:
Net increase in short-term debt	28,045	—
Sale of stock under benefit plans	363	9,358
Purchase of treasury shares	(38)	(3,568)
Dividends to shareholders	(5,852)	(5,536)

Cash Provided by Financing Activities	22,518	254

DISCONTINUED OPERATIONS:
Cash used by operating activities from discontinued operations	—	(59)

Cash Used by Discontinued Operations	—	(59)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(491)	3,558

DECREASE IN CASH AND CASH EQUIVALENTS	(15,308)	(12,131)

Cash and Cash Equivalents at Beginning of Year	123,500	144,713

Cash and Cash Equivalents at End of Period	$108,192	$132,582

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended May 30, 2008 and May 25, 2007

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of American Greetings Corporation and its subsidiaries (the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2008 refers to the year ended February 29, 2008.

These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 29, 2008, from which the Consolidated Statement of Financial Position at February 29, 2008, presented herein, has been derived. During the fourth quarter of 2008, it was determined that the Corporation’s entertainment development and production joint venture no longer met all of the criteria necessary to be classified as held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, this business unit has been reclassified into continuing operations for all periods presented. In addition, certain other amounts in the prior year financial statements have also been reclassified to conform to the 2009 presentation. These reclassifications had no material impact on earnings or cash flows.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB deferred the effective date of SFAS 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. SFAS 157 is still effective for the Corporation in fiscal 2009 for financial assets and liabilities. The provisions of SFAS 157 will be applied prospectively. The Corporation adopted SFAS 157 for financial assets and liabilities on March 1, 2008. See Note 12.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS 159 on March 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

Note 4 – Other Income and Expense

	Three Months Ended
(In thousands)	May 30, 2008	May 25, 2007
Other operating income – net	$(727)	$(360)

Foreign exchange gain	$(537)	$(1,120)
Rental income	(537)	(397)
Miscellaneous	173	(26)

Other non-operating income – net	$(901)	$(1,543)

“Miscellaneous” includes, among other things, gains and losses on asset disposals.

Note 5 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended
	May 30, 2008	May 25, 2007
Numerator (in thousands):
Income from continuing operations	$13,333	$30,263

Denominator (in thousands):
Weighted average shares outstanding	48,801	55,263
Effect of dilutive securities:
Stock options and other	32	387

Weighted average shares outstanding – assuming dilution	48,833	55,650

Income from continuing operations per share	$0.27	$0.54

Income from continuing operations per share – assuming dilution	$0.27	$0.54

Approximately 5.6 million and 2.8 million stock options outstanding in the three month periods ended May 30, 2008 and May 25, 2007, respectively, were excluded from the computation of earnings per share–assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

Note 6 – Comprehensive Income

The Corporation’s total comprehensive income is as follows:

	Three Months Ended
(In thousands)	May 30, 2008	May 25, 2007
Net income	$13,333	$30,050

Other comprehensive (loss) income:
Foreign currency translation adjustment and other	(273)	7,043
Pension and other postretirement benefit plans	(225)	—

Total comprehensive income	$12,835	$37,093

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 30, 2008	February 29, 2008	May 25, 2007
Allowance for seasonal sales returns	$59,451	$59,626	$67,039
Allowance for outdated products	23,199	21,435	26,769
Allowance for doubtful accounts	4,111	3,778	5,009
Allowance for cooperative advertising and marketing funds	35,247	33,662	30,528
Allowance for rebates	57,900	41,435	47,965

	$179,908	$159,936	$177,310

Note 8 – Inventories

(In thousands)	May 30, 2008	February 29, 2008	May 25, 2007
Raw materials	$20,437	$17,701	$19,568
Work in process	12,414	10,516	14,957
Finished products	234,910	244,379	209,688

	267,761	272,596	244,213
Less LIFO reserve	83,194	82,085	80,567

	184,567	190,511	163,646
Display materials and factory supplies	27,465	26,160	28,753

	$212,032	$216,671	$192,399

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements totaled approximately $37 million, $32 million and $32 million as of May 30, 2008, February 29, 2008 and May 25, 2007, respectively.

Note 9 – Deferred Costs

Deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	May 30, 2008	February 29, 2008	May 25, 2007
Prepaid expenses and other	$110,633	$119,069	$119,741
Other assets	326,777	338,003	337,358

Deferred cost assets	437,410	457,072	457,099
Other current liabilities	(71,348)	(68,457)	(47,609)
Other liabilities	(29,182)	(50,491)	(30,681)

Deferred cost liabilities	(100,530)	(118,948)	(78,290)

Net deferred costs	$336,880	$338,124	$378,809

Note 10 – Debt

The Corporation is party to an amended and restated $450 million secured credit agreement and to an amended and restated receivables purchase agreement that had available financing of up to $150 million. The credit agreement includes a $350 million revolving credit facility and a $100 million delay draw term loan. The agreements were each amended on March 28, 2008. The amendment to the credit agreement extends the period during which the Corporation may borrow on the term loan until April 3, 2009 and changes the start of the amortization period from April 4, 2008 until April 3, 2009. The amendment to the accounts receivable facility decreases the amount of available financing from $150 million to $90 million.

Debt due within one year is as follows:

(In thousands)	May 30, 2008	February 29, 2008
Revolving credit facility	$35,000	$20,100
Accounts receivable securitization facility	13,145	—
6.10% senior notes, due 2028	22,690	22,690

	$70,835	$42,790

There was no debt due within one year as of May 25, 2007.

At May 30, 2008, the balances outstanding on the revolving credit facility and accounts receivable securitization facility bear interest at a rate of approximately 3.2% and 3.4%, respectively. In addition to the balances outstanding under the aforementioned agreements, the Corporation has, in the aggregate, $25.7 million outstanding under letters of credit, which reduces the total credit availability thereunder. The balance of the 6.10% senior notes was reclassified to current during the second quarter of 2008 as these notes may be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercise this option between July 1, 2008 and August 1, 2008.

Long-term debt and their related calendar year due dates are as follows:

(In thousands)	May 30, 2008	February 29, 2008	May 25, 2007
7.375% senior notes, due 2016	$200,000	$200,000	$200,000
6.10% senior notes, due 2028	—	—	22,690
Other (due 2010)	541	518	1,110

	$200,541	$200,518	$223,800

At May 30, 2008, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension		Postretirement Benefit
	Three Months Ended		Three Months Ended
(In thousands)	May 30, 2008	May 25, 2007	May 30, 2008	May 25, 2007
Service cost	$241	$244	$950	$1,050
Interest cost	2,304	2,265	2,200	2,150
Expected return on plan assets	(2,043)	(2,154)	(1,250)	(1,250)
Amortization of prior service cost (credit)	77	64	(1,850)	(1,850)
Amortization of actuarial loss	320	410	1,075	1,650

	$899	$829	$1,125	$1,750

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 30, 2008 was $1.1 million, compared to $3.1 million in the prior year period. The profit-sharing plan expense for the three month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end. The Corporation also matches a portion of 401(k) employee contributions. The expense recognized for the 401(k) match for the three months ended May 30, 2008 and May 25, 2007 was $1.8 million and $1.2 million, respectively.

At May 30, 2008, February 29, 2008 and May 25, 2007, the liability for postretirement benefits other than pensions was $64.9 million, $63.0 million and $68.5 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 12 – Fair Value Measurements

SFAS 157 outlines a valuation framework, which requires use of the market approach, income approach and/or cost approach when measuring fair value and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. SFAS 157 also expands disclosure requirements to include the methods and assumptions used to measure fair value.

The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.
•

Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

As of May 30, 2008, the Corporation had $6.3 million of mutual fund assets held in a rabbi trust and $6.3 million of a non-qualified deferred compensation plan liability. The fair value of the mutual fund assets was based on each fund’s quoted market value per share in an active market and was considered a Level 1 valuation. Although the Corporation is under no obligation to fund employees’ nonqualified accounts, the fair value of the related non-qualified deferred compensation liability is based on the fair value of the mutual fund assets. The fair value measurement of the deferred compensation liability was also considered a Level 1 valuation because the liability was measured by quoted prices in an active market.

Note 13 – Income Taxes

Effective March 1, 2007, the Corporation adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” including the provisions of FASB Staff Position No. FIN-48-1, “Definition of Settlement in FASB Interpretation No. 48.” In connection with the adoption of FIN 48, the Corporation recorded a decrease to retained earnings of $14.0 million to recognize an increase in its liability (or decrease to its refundable) for unrecognized tax benefits, interest and penalties under the recognition and measurement criteria of FIN 48.

Included in the balance of unrecognized tax benefits at February 29, 2008, was $21.0 million in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 29, 2008 could decrease approximately $2 million during 2009 due to anticipated settlements and resulting cash payments related to open years after 1999, which are currently under examination. As of February 29, 2008, the total amount of gross accrued interest and penalties included in the Consolidated Statement of Financial Position was $6.5 million.

The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various foreign tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2003 to the present.

There were no significant changes to any of these amounts during the first quarter of 2009.

Note 14 – Business Segment Information

	Total Revenue		Segment Earnings (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	May 30, 2008	May 25, 2007	May 30, 2008	May 25, 2007
North American Social Expression Products	$302,418	$299,944	$53,695	$88,862
Intersegment items	(14,644)	(8,503)	(11,243)	(6,522)
Exchange rate adjustment	513	(2,509)	59	(1,650)

Net	288,287	288,932	42,511	80,690

International Social Expression Products	69,873	64,417	2,862	176
Exchange rate adjustment	1,087	(668)	(57)	11

Net	70,960	63,749	2,805	187

Retail Operations	41,493	40,539	(3,407)	(2,769)
Exchange rate adjustment	490	(1,611)	(6)	(12)

Net	41,983	38,928	(3,413)	(2,781)

AG Interactive	20,527	19,899	(1,096)	3,279
Exchange rate adjustment	34	(3)	35	8

Net	20,561	19,896	(1,061)	3,287

Non-reportable segments	6,509	8,385	(1,966)	563

Unallocated	—	77	(19,633)	(27,352)
Exchange rate adjustment	—	—	(8)	(39)

Net	—	77	(19,641)	(27,391)

Consolidated total	$428,300	$419,967	$19,235	$54,555

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $7.0 million, $9.6 million and $6.8 million at May 30, 2008, February 29, 2008 and May 25, 2007, respectively, and is included in “Accrued liabilities” on the Consolidated Statement of Financial Position.

Deferred Revenue

Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $37.8 million, $37.9 million and $34.9 million at May 30, 2008, February 29, 2008 and May 25, 2007, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing business included in non-reportable segments.

Acquisitions

In March 2008, the Corporation acquired a card publisher and franchised distributor of greeting cards in the United Kingdom (“U.K.”), for approximately $16 million. Cash paid, net of cash acquired was $15.6 million and is reflected in investing activities in the Consolidated Statement of Cash Flows. Although the allocation of the purchase price has not yet been finalized, goodwill of approximately $12 million has been recorded as of May 30, 2008. The purchase agreement provides for a contingent payment of up to 2 million U.K. Pounds Sterling to be paid based on the company’s operating results over a three-year period from the date of acquisition. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

During the first quarter of 2009, a preliminary valuation of the intangible assets of PhotoWorks, Inc., which was acquired in the second half of 2008, was completed. Although the allocation of the purchase price has not yet been finalized, the value of the intangible assets acquired was reduced approximately $4 million with a corresponding increase in goodwill recorded as a result of the preliminary valuation.

Note 15 – Discontinued Operations

Discontinued operations include Learning Horizons, the Corporation’s educational products business. This subsidiary meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS 144. Accordingly, the Corporation’s consolidated financial statements and related notes have been presented to reflect Learning Horizons as a discontinued operation for all periods presented. Learning Horizons was previously included within the Corporation’s “non-reportable segments.”

In February 2007, the Corporation entered into an agreement to sell Learning Horizons. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in March 2007 and the Corporation received cash proceeds of $2.3 million, which is included in “Cash receipts related to discontinued operations” in the Consolidated Statement of Cash Flows.

The following summarizes the results of discontinued operations:

(In thousands)	Three Months Ended May 25, 2007
Total revenue	$299

Pre-tax loss from operations	$(47)
Gain on sale	195

148
Income tax expense	361

Loss from discontinued operations, net of tax	$(213)

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

Overview

During the first quarter, we continued to transition fresh new products to retail, which continues to drive sales growth in the card business. The level of activity, including production, distribution and merchandising, needed to drive these sales provided increased costs that put downward pressure on earnings. The growth in the value card line continued in the quarter, driving down the average selling price of both everyday and seasonal cards, while overall card unit sales increased compared to the prior year period. The content costs of cards also continued to increase with growth in the sale of technology cards and changes in product design that add creative embellishments to the card line.

We experienced higher consolidated total revenues and lower earnings during the first quarter of 2009, compared to the prior year quarter. The higher revenues were primarily the result of favorable foreign currency translation. Revenue improvement in the International Social Expression Products segment, primarily in the United Kingdom (“U.K.”), was substantially offset by decreased revenue in the North American Social Expression Products segment. In the card businesses, growth in card unit sales was partially offset by lower average selling prices caused by a higher mix of value line cards.

Our lower earnings were driven by several factors within our North American Social Expression Products segment, which experienced increased costs in the current quarter compared to the prior year period. These items include the rollout of the new single priced card line in Canada, increases in product content costs and increased supply chain, scrap and distribution costs.

As noted in our fiscal year 2008 Annual Report on Form 10-K, the recent parity of the currency exchange rate between the U.S. dollar and the Canadian dollar have created some challenges in the marketplace. To address these challenges, we have created a new Canadian line of products resulting in a temporary reduction in revenues and a temporary increase in costs to create, manufacture and distribute the new product. These impacts continued during the first quarter and reduced pre-tax earnings by approximately $10 million. We anticipate that the rollout of the new Canadian line will be completed during the second quarter of 2009.

As also noted in the prior year, we have experienced increases in card product costs associated with more technology cards (paper cards that include light and/or sound) and other creative content costs. These costs continue to be higher compared to the prior year first quarter, particularly in seasonal cards, as we add technology and other creative embellishments that increase consumers’ perceived value of the card product.

Increases in card shipments outpaced increases of card net sales, particularly seasonal cards, driving up supply chain, scrap and distribution costs during the first quarter compared to the prior year period. In total, these costs along with the increased card product content costs impacted pre-tax earnings by approximately $24 million compared to the prior year period.

The AG Interactive segment also contributed to the decrease in first quarter earnings, primarily related to the two acquisitions in the online photo sharing space that we made during the second half of last year. We are still developing these product lines, which historically are seasonally stronger during the second half of the year. Our overall photo strategy is designed to bring together the strength of both operations, and then leverage the user across all of our existing websites.

In March 2008, we acquired a card publisher and franchised distributor of greeting cards in the U.K. This acquisition provides us with additional distribution in an increasingly fragmented U.K. market and we anticipate leveraging supply chain synergies as we integrate this new business.

Results of Operations

Three months ended May 30, 2008 and May 25, 2007

Net income was $13.3 million, or $0.27 per share, in the first quarter compared to $30.1 million, or $0.54 per share, in the prior year first quarter (all per-share amounts assume dilution).

Our results for the three months ended May 30, 2008 and May 25, 2007 are summarized below:

(Dollars in thousands)	2008	% Total Revenue	2007	% Total Revenue
Net sales	$425,463	99.3%	$418,016	99.5%
Other revenue	2,837	0.7%	1,951	0.5%

Total revenue	428,300	100.0%	419,967	100.0%

Material, labor and other production costs	193,342	45.1%	161,128	38.4%
Selling, distribution and marketing expenses	150,875	35.2%	140,694	33.5%
Administrative and general expenses	62,561	14.6%	62,235	14.8%
Other operating income – net	(727)	(0.1)%	(360)	(0.1)%

Operating income	22,249	5.2%	56,270	13.4%

Interest expense	4,905	1.1%	4,757	1.1%
Interest income	(990)	(0.2)%	(1,499)	(0.3)%
Other non-operating income – net	(901)	(0.2)%	(1,543)	(0.4)%

Income from continuing operations before income tax expense	19,235	4.5%	54,555	13.0%
Income tax expense	5,902	1.4%	24,292	5.8%

Income from continuing operations	13,333	3.1%	30,263	7.2%

Loss from discontinued operations, net of tax	—	(0.0)%	(213)	(0.0)%

Net income	$13,333	3.1%	$30,050	7.2%

For the three months ended May 30, 2008, consolidated net sales were $425.5 million, up from $418.0 million in the prior year first quarter. This 1.8%, or $7.4 million, increase was primarily the result of higher net sales in our International Social Expression Products segment of approximately $5 million and a favorable foreign currency translation impact of approximately $7 million. These increases were partially offset by lower net sales in our North American Social Expression Products segment of approximately $4 million.

The increase in our International Social Expression Products segment’s net sales was driven by our U.K. operations where approximately half of the increase was due to the acquisition completed in the current quarter. The remaining increase was primarily the result of a comparison to a soft prior period and additional distribution in the current year at existing customers in the U.K. The prior period was unfavorably impacted by costs associated with incentive allowances for removal of product at retail, as credits issued to customers exceeded new product shipments.

Net sales of our North American Social Expression Products segment decreased approximately $4 million. The majority of the decrease is attributable to the new Canadian line of single-priced cards. The effect of implementing the new product line was a reduction of approximately $5 million in net sales. Lower sales of our gift packaging products and party goods also contributed to the decrease. These decreases were partially offset by higher sales of both everyday and seasonal cards.

Other revenue, primarily royalty revenue, increased $0.8 million from $2.0 million during the three months ended May 25, 2007 to $2.8 million for the three months ended May 30, 2008.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 30, 2008 and May 25, 2007 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2008	2007	2008	2007	2008	2007
Unit volume	11.2%	8.0%	7.1%	(1.5)%	9.7%	4.3%

Selling prices	(4.6)%	(4.7)%	(5.8)%	1.5%	(5.2)%	(2.5)%

Overall increase / (decrease)	6.0%	2.9%	0.9%	0.0%	4.0%	1.7%

During the first quarter, combined everyday and seasonal greeting card sales less returns improved 4.0%, compared to the prior year quarter, with most of the increase coming from everyday cards.

Everyday card sales less returns for the first quarter were up 6.0%, compared to the prior year quarter with improvement in both the North American Social Expression Products segment and International Social Expression Products segment. Overall, unit volume was up 11.2% and selling prices were down 4.6%. The lower selling prices were the result of a higher mix of value line cards compared to the prior year.

Seasonal card unit volume increased 7.1%, driven primarily by the Mother’s Day program. Lower selling prices of 5.8% related to a higher mix of value priced cards across most programs in the North American Social Expression Products segment compared to the prior year period.

Expense Overview

During the current quarter, we experienced increased costs. These higher costs were due to the rollout of the new single priced card line in Canada, added content to our cards, including music and lights, and increased shipments outpacing increased net sales. These activities were undertaken to drive profitable sales growth.

Material, labor and other production costs for the three months ended May 30, 2008 were $193.3 million, an increase from $161.1 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 45.1% in the current period compared to 38.4% for the three months ended May 25, 2007. The increase of $32.2 million is due to unfavorable spending and product mix of approximately $20 million and $10 million, respectively, and foreign currency translation impacts of approximately $2 million. The increased spending is primarily attributable to higher scrap and creative content costs as well as costs associated with the conversion to our new Canadian line of cards. The unfavorable product mix is attributable to a shift toward cards with more content, including music, lights and other embellishments.

Selling, distribution and marketing expenses for the three months ended May 30, 2008 were $150.9 million, increasing from $140.7 million for the comparable period in the prior year. The increase of $10.2 million is due to unfavorable foreign currency translation of approximately $3 million and higher spending of approximately $7 million. The additional spending is attributable to increases in supply chain costs, specifically freight and distribution costs, due to an increase in products shipped. Merchandiser expense and freight and distribution costs each increased approximately $4 million.

Administrative and general expenses were $62.6 million for the three months ended May 30, 2008, an increase from $62.2 million for the three months ended May 25, 2007. The increase of $0.4 million is primarily related to unfavorable foreign currency translation.

Interest expense for the three months ended May 30, 2008 was $4.9 million, up from $4.8 million for the prior year quarter. The increase of $0.1 million is attributable to increased short-term borrowings on the revolving credit facility and the accounts receivable securitization facility in the current period.

Other non-operating income – net was $0.9 million in the current year first quarter compared to $1.5 million for the three months ended May 25, 2007. The $0.6 million reduction in income is due primarily to decreased foreign exchange gains in the current period.

The effective tax rate on income from continuing operations was 30.7% and 44.5% for the three months ended May 30, 2008 and May 25, 2007, respectively. The higher effective tax rate in the prior quarter related to several discrete events during that period, primarily agreements reached with the Internal Revenue Service as it closed its audit cycle.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At May 30, 2008, we owned and operated 417 card and gift retail stores in the United States and Canada through our Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. AG Interactive also offers online photo sharing space and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books.

We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 30, 2008	May 25, 2007	% Change
Total revenue	$287,774	$291,441	(1.3)%

Segment earnings	42,452	82,340	(48.4)%

Total revenue of our North American Social Expression Products segment for the quarter ended May 30, 2008, excluding the impact of foreign exchange and intersegment items, decreased $3.7 million, or 1.3%, from the prior year period. The majority of the decrease was driven by the rollout of the new Canadian card line. The effect of implementing the new product line was a reduction of approximately $5 million in revenue. Lower sales of our gift packaging products and party goods also contributed to the decrease. These decreases were partially offset by higher sales of both everyday and seasonal cards.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $39.9 million in the current period compared to the three months ended May 25, 2007. The conversion to the new Canadian card line reduced earnings by approximately $10 million in the current three months. Also contributing to the decrease are lower margins and increased supply chain costs. The lower margins are a result of a shift in product mix toward cards with more content, including music, lights and other embellishments. The additional supply chain spending, specifically freight and distribution costs, is due to an increase in products shipped. In total, these costs along with the increased card product content costs impacted segment earnings by approximately $24 million compared to the prior year period.

International Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 30, 2008	May 25, 2007	% Change
Total revenue	$69,873	$64,417	8.5%

Segment earnings	2,862	176	1,526.1%

Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $5.5 million, or 8.5%, compared to the prior year quarter. Approximately half of the revenue improvement in the three-month period is attributable to the acquisition completed in the current period. The remaining increase was primarily the result of a comparison to a soft prior period and additional distribution in the current year at existing customers in the U.K. The prior period was unfavorably impacted by costs associated with incentive allowances for removal of product at retail, as credits issued to customers exceeded new product shipments.

Segment earnings, excluding the impact of foreign exchange, increased $2.7 million compared to the prior year three months. The increase is attributable to the higher sales volume in the current period and lower distribution and marketing expenses. The distribution and marketing expenses were higher in the prior year quarter due to the activities related to the removal of product at retail during that period.

Retail Operations Segment

	Three Months Ended
(Dollars in thousands)	May 30, 2008	May 25, 2007	% Change
Total revenue	$41,493	$40,539	2.4%

Segment loss	(3,407)	(2,769)	(23.0)%

Total revenue, excluding the impact of foreign exchange, in our Retail Operations segment increased $1.0 million, or 2.4%, for the three months ended May 30, 2008, compared to the prior year period due to favorable same-store sales. The current year period benefited from the performance of children’s gifting products, which was the driver of the same-store sales increase.

Segment earnings, excluding the impact of foreign exchange, was a loss of $3.4 million in the three months ended May 30, 2008, compared to a loss of $2.8 million during the three months ended May 25, 2007. Segment earnings were unfavorably impacted by a weakening of gross margins as a result of more promotional pricing. Gross margins decreased by approximately 1.9 percentage points.

AG Interactive Segment

	Three Months Ended
(Dollars in thousands)	May 30, 2008	May 25, 2007	% Change
Total revenue	$20,527	$19,899	3.2%

Segment (loss) earnings	(1,096)	3,279	(133.4)%

Total revenue of AG Interactive for the three months ended May 30, 2008, excluding the impact of foreign exchange, was $20.5 million compared to $19.9 million in the prior year first quarter. The current year period includes approximately $3 million of revenue from the digital photography acquisitions completed during the second half of 2008. These revenues were partially offset by lower advertising revenues in our online product group. At the end of the first quarter of 2009, AG Interactive had approximately 3.9 million online paid subscriptions versus 3.6 million at the prior year quarter end.

Segment earnings, excluding the impact of foreign exchange, was a loss of $1.1 million for the quarter ended May 30, 2008, compared to earnings of $3.3 million in the prior year period. The decrease is primarily attributable to expenses incurred in the current period associated with the digital photo product line, including marketing and technology costs. Included in these expenses is approximately $1 million of amortization expense of intangible assets.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of May 25, 2007, has been included.

Operating Activities

Operating activities used $11.9 million of cash during the three months ended May 30, 2008, compared to providing $21.1 million of cash in the prior year period.

Accounts receivable was a source of cash of $5.3 million during the three months ended May 30, 2008, compared to a use of cash of $14.7 million in the prior year first quarter. The change is attributable to an increase in allowances and discounts as well as increased collections in the U.K.

Deferred costs - net generally represents payments under agreements with retailers net of the related amortization of those payments. During the three months ended May 30, 2008, amortization exceeded payments by $1.3 million; in the three months ended May 25, 2007, amortization exceeded payments by $11.7 million. See Note 9 to the consolidated financial statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $57.6 million of cash during the three months ended May 30, 2008, compared to $21.8 million in the prior year period. The change from the prior year is due primarily to income taxes as well as the change in accrued compensation and benefits. The change in income taxes is primarily the result of the lower income level in the current year three months compared to the prior year three months.

Investing Activities

Investing activities used $25.4 million of cash during the three months ended May 30, 2008, compared to $37.0 million in the prior year period. The use of cash in the current quarter is related to cash payments for business acquisitions as well as capital expenditures of $10.1 million. During the first quarter of fiscal 2009, we purchased a card publisher and franchised distributor of greeting cards in the U.K. for $15.6 million. The use of cash in the prior quarter is related to purchases exceeding sales of short-term investments as well as cash payments for business acquisitions. The final payment of $6.1 million for the online greeting card business purchased in the second quarter of fiscal 2007 was made during the first quarter of fiscal 2008.

Financing Activities

Financing activities provided $22.5 million of cash during the three months ended May 30, 2008, compared to $0.3 million during the three months ended May 25, 2007. The current year source of cash relates primarily to short-term debt borrowings of $28.0 million and our receipt of the exercise price on stock options, which provided $0.4 million in the current period. Our receipt of the exercise price on stock options provided $9.4 million in the prior year quarter, but was almost completely offset by dividend payments and share repurchases. Our Class A common share repurchase programs were made through 10b5-1 programs. During the three months ended May 25, 2007, $3.4 million was paid to repurchase approximately 0.1 million shares under the repurchase program.

During the three months ended May 30, 2008 and May 25, 2007, we paid quarterly dividends of $0.12 and $0.10 per common share, respectively, which totaled $5.9 million and $5.5 million, respectively.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $540 million at May 30, 2008. This included our $450 million senior secured credit facility and our $90 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. We had $35.0 million outstanding under the revolving credit facility and $13.1 million outstanding under the accounts receivable securitization agreement at May 30, 2008. In addition to these borrowings, we have, in the aggregate, $25.7 million outstanding under letters of credit, which reduces the total credit availability thereunder.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section of our Annual Report on Form 10-K for the year ended February 29, 2008 for further information.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.

Critical Accounting Policies

Please refer to the discussion of our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended February 29, 2008.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment;
•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;
•	competitive terms of sale offered to customers;
•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;
•	consumer acceptance of products as priced and marketed;
•	the impact of technology on core product sales;
•	the timing and impact of converting customers to a scan-based trading model;
•	the escalation in the cost of providing employee health care;
•	the ability to successfully integrate acquisitions;
•	our ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh that we may implement;
•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases;
•	the ability to comply with our debt covenants;
•	our ability to successfully complete, or achieve the desired benefits associated with, dispositions;
•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and
•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators and the public’s acceptance of online greetings and other social expression products, and the ability to gain a leadership position in the digital photo sharing space.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 29, 2008. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 29, 2008, the end of our preceding fiscal year, to May 30, 2008, the end of our most recent fiscal quarter.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended February 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information with respect to our purchases of our common shares during the three months ended May 30, 2008.

Period	Total Number of Shares Repurchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
March 2008	Class A –	—		—	—	(2)	$50,935,815
	Class B –	890	(1)	$18.65	—
April 2008	Class A –	—		—	—	(2)	$50,935,815
	Class B –	500	(1)	$17.75	—
May 2008	Class A –	—		—	—	(2)	$50,935,815
	Class B –	670	(1)	$18.31	—
Total	Class A –	—			—	(2)
	Class B –	2,060	(1)		—
(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.
(2)	On January 8, 2008, American Greetings announced that its Board of Directors authorized a program to repurchase up to $100 million of its Class A common shares. There is no set expiration date for this repurchase program. No shares were repurchased under this program during the first quarter of fiscal 2009.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Key Management Annual Incentive Plan (fiscal year 2009 Description)

10.2	Employment Agreement, dated as of June 12, 2008, between John W. Beeder and the Corporation

(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

July 9, 2008

* (Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)