Form 10-Q
period 2008-08-29
AMERICAN GREETINGS CORP
filed 2008-10-08
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of October 6, 2008, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common             41,915,171

Class B Common                3,496,845

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 29, 2008	August 24, 2007	August 29, 2008	August 24, 2007
Net sales	$372,942	$365,878	$798,405	$783,894
Other revenue	12,893	11,607	15,730	13,558

Total revenue	385,835	377,485	814,135	797,452

Material, labor and other production costs	170,112	163,052	363,454	324,180
Selling, distribution and marketing expenses	154,387	144,586	305,262	285,280
Administrative and general expenses	57,162	56,351	119,723	118,586
Other operating income – net	(111)	(320)	(838)	(680)

Operating income	4,285	13,816	26,534	70,086

Interest expense	5,434	4,839	10,339	9,596
Interest income	(898)	(2,234)	(1,888)	(3,733)
Other non-operating income – net	(2,617)	(1,353)	(3,518)	(2,896)

Income from continuing operations before income tax expense	2,366	12,564	21,601	67,119
Income tax expense	69	4,189	5,971	28,481

Income from continuing operations	2,297	8,375	15,630	38,638

Loss from discontinued operations, net of tax	-	-	-	(213)

Net income	$ 2,297	$ 8,375	$ 15,630	$ 38,425

Earnings per share – basic:
Income from continuing operations	$ 0.05	$ 0.15	$ 0.32	$ 0.69
Loss from discontinued operations	-	-	-	-

Net income	$ 0.05	$ 0.15	$ 0.32	$ 0.69

Earnings per share – assuming dilution:
Income from continuing operations	$ 0.05	$ 0.15	$ 0.32	$ 0.69
Loss from discontinued operations	-	-	-	-

Net income	$ 0.05	$ 0.15	$ 0.32	$ 0.69

Average number of shares outstanding	47,769,594	55,766,802	48,285,267	55,514,759

Average number of shares outstanding – assuming dilution	47,807,313	56,180,165	48,328,659	55,902,189

Dividends declared per share	$ 0.12	$ 0.10	$ 0.24	$ 0.20

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	August 29, 2008	February 29, 2008	August 24, 2007
ASSETS

Current assets
Cash and cash equivalents	$ 84,040	$ 123,500	$ 192,450
Trade accounts receivable, net	62,918	61,902	71,199
Inventories	260,845	216,671	248,176
Deferred and refundable income taxes	54,149	72,280	66,399
Prepaid expenses and other	182,526	195,017	215,375

Total current assets	644,478	669,370	793,599

Goodwill	289,662	285,072	226,920
Other assets	437,633	420,219	405,283
Deferred and refundable income taxes	133,827	133,762	98,968

Property, plant and equipment – at cost	983,723	974,073	950,385
Less accumulated depreciation	682,025	678,068	672,642

Property, plant and equipment – net	301,698	296,005	277,743

	$1,807,298	$1,804,428	$1,802,513

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$ 209,645	$ 42,790	$ 22,690
Accounts payable	125,648	123,713	126,376
Accrued liabilities	66,007	79,345	70,903
Accrued compensation and benefits	39,378	68,669	50,397
Income taxes payable	7,729	29,037	1,456
Other current liabilities	113,379	108,867	97,766

Total current liabilities	561,786	452,421	369,588

Long-term debt	200,689	200,518	200,988
Other liabilities	147,906	181,720	148,721
Deferred income taxes and noncurrent income taxes payable	23,343	26,358	29,930

Shareholders’ equity
Common shares – Class A	42,208	45,324	51,497
Common shares – Class B	3,494	3,434	4,291
Capital in excess of par value	447,502	445,696	439,985
Treasury stock	(914,262)	(872,949)	(720,027)
Accumulated other comprehensive (loss) income	(9,711)	21,244	10,690
Retained earnings	1,304,343	1,300,662	1,266,850

Total shareholders’ equity	873,574	943,411	1,053,286

	$1,807,298	$1,804,428	$1,802,513

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 29, 2008	August 24, 2007
OPERATING ACTIVITIES:
Net income	$ 15,630	$ 38,425
Loss from discontinued operations	-	213

Income from continuing operations	15,630	38,638
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Net loss (gain) on disposal of fixed assets	385	(41)
Depreciation and amortization	25,324	23,930
Deferred income taxes	15,394	14,335
Other non-cash charges	3,379	3,861
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(584)	33,389
Inventories	(47,606)	(61,980)
Other current assets	(55)	(2,641)
Deferred costs – net	14,654	28,451
Accounts payable and other liabilities	(69,511)	(23,376)
Other – net	(10,684)	2,784

Total Cash Flows From Operating Activities	(53,674)	57,350

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	-	480,630
Purchases of short-term investments	-	(480,630)
Property, plant and equipment additions	(28,545)	(13,577)
Cash payments for business acquisitions, net of cash acquired	(15,625)	(6,056)
Cash receipts related to discontinued operations	-	3,419
Proceeds from sale of fixed assets	275	1,105
Other – net	(44,153)	-

Total Cash Flows From Investing Activities	(88,048)	(15,109)

FINANCING ACTIVITIES:
Reduction of long-term debt	(22,509)	-
Net increase in short-term debt	189,545	-
Sale of stock under benefit plans	434	24,250
Purchase of treasury shares	(46,137)	(11,883)
Dividends to shareholders	(11,667)	(11,115)

Total Cash Flows From Financing Activities	109,666	1,252

DISCONTINUED OPERATIONS:
Operating cash flows from discontinued operations	-	(59)

Total Cash Flows From Discontinued Operations	-	(59)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,404)	4,303

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,460)	47,737

Cash and Cash Equivalents at Beginning of Year	123,500	144,713

Cash and Cash Equivalents at End of Period	$ 84,040	$ 192,450

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended August 29, 2008 and August 24, 2007

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has previously resided. The Corporation does not expect the adoption of SFAS 162 to have a significant impact on its consolidated financial statements.

Note 4 – Other Income and Expense

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2008	August 24, 2007	August 29, 2008	August 24, 2007
Other operating income – net	$ (111)	$ (320)	$ (838)	$ (680)

Foreign exchange gain	$ (2,343)	$ (1,149)	$ (2,880)	$ (2,269)
Rental income	(275)	(278)	(812)	(675)
Miscellaneous	1	74	174	48

Other non-operating income – net	$ (2,617)	$ (1,353)	$ (3,518)	$ (2,896)

“Miscellaneous” includes, among other things, gains and losses on asset disposals.

Note 5 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended		Six Months Ended
	August 29, 2008	August 24, 2007	August 29, 2008	August 24, 2007
Numerator (in thousands):

Income from continuing operations	$ 2,297	$ 8,375	$ 15,630	$ 38,638

Denominator (in thousands):
Weighted average shares outstanding	47,770	55,767	48,285	55,515
Effect of dilutive securities:
Stock options and other	37	413	44	387

Weighted average shares outstanding – assuming dilution	47,807	56,180	48,329	55,902

Income from continuing operations per share	$ 0.05	$ 0.15	$ 0.32	$ 0.69

Income from continuing operations per share – assuming dilution	$ 0.05	$ 0.15	$ 0.32	$ 0.69

Approximately 6.2 million and 5.9 million stock options outstanding in the three and six month periods ended August 29, 2008, respectively, were excluded from the computation of earnings per share–assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods (1.2 million and 1.9 million stock options outstanding in the three and six month periods ended August 24, 2007, respectively).

Note 6 – Comprehensive (Loss) Income

The Corporation’s total comprehensive (loss) income is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2008	August 24, 2007	August 29, 2008	August 24, 2007
Net income	$ 2,297	$ 8,375	$ 15,630	$ 38,425

Other comprehensive (loss) income:
Foreign currency translation adjustment and other	(30,983)	4,661	(31,256)	11,704
Pension and other postretirement benefit plans, net of tax	19	-	(206)	-
Unrealized gain (loss) on securities, net of tax	507	(1)	507	(1)

Total comprehensive (loss) income	$ (28,160)	$ 13,035	$ (15,325)	$ 50,128

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 29, 2008	February 29, 2008	August 24, 2007
Allowance for seasonal sales returns	$ 28,335	$ 59,626	$ 32,309
Allowance for outdated products	22,753	21,435	26,610
Allowance for doubtful accounts	4,107	3,778	5,118
Allowance for cooperative advertising and marketing funds	32,176	33,662	30,017
Allowance for rebates	46,469	41,435	35,397

	$133,840	$159,936	$129,451

Note 8 – Inventories

(In thousands)	August 29, 2008	February 29, 2008	August 24, 2007
Raw materials	$ 22,559	$ 17,701	$ 21,038
Work in process	13,404	10,516	16,781
Finished products	279,991	244,379	264,006

	315,954	272,596	301,825
Less LIFO reserve	83,948	82,085	81,332

	232,006	190,511	220,493
Display materials and factory supplies	28,839	26,160	27,683

	$260,845	$216,671	$248,176

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements totaled approximately $33 million, $32 million and $25 million as of August 29, 2008, February 29, 2008 and August 24, 2007, respectively.

Note 9 – Deferred Costs

Deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	August 29, 2008	February 29, 2008	August 24, 2007
Prepaid expenses and other	$ 103,349	$ 119,069	$ 115,382
Other assets	308,616	338,003	338,932

Deferred cost assets	411,965	457,072	454,314

Other current liabilities	(63,083)	(68,457)	(62,290)
Other liabilities	(27,640)	(50,491)	(29,489)

Deferred cost liabilities	(90,723)	(118,948)	(91,779)

Net deferred costs	$ 321,242	$ 338,124	$ 362,535

Note 10 – Debt

The Corporation is party to an amended and restated $450 million secured credit agreement and to an amended and restated receivables purchase agreement that had available financing of up to $150 million. The credit agreement includes a $350 million revolving credit facility and a $100 million delay draw term loan. The agreements were each amended on March 28, 2008. The amendment to the credit agreement extends the period during which the Corporation may borrow on the term loan until April 3, 2009 and changes the start of the amortization period from April 4, 2008 until April 3, 2009. The amendment to the accounts receivable facility decreases the amount of available financing from $150 million to $90 million. The revolving credit facility will mature on April 4, 2011 and any outstanding term loans will mature on April 4, 2013. The accounts receivable facility expires on October 23, 2009.

Debt due within one year is as follows:

(In thousands)	August 29, 2008	February 29, 2008	August 24, 2007
Revolving credit facility	$ 191,200	$ 20,100	$ -
Accounts receivable securitization facility	18,445	-	-
6.10% senior notes, due 2028	-	22,690	22,690

	$ 209,645	$ 42,790	$ 22,690

At August 29, 2008, the balances outstanding on both the revolving credit facility and accounts receivable securitization facility bear interest at a rate of approximately 3.0%. In addition to the balances outstanding under the aforementioned agreements, the Corporation has, in the aggregate, $25.7 million outstanding under letters of credit, which reduces the total credit availability thereunder.

The 6.10% senior notes could be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercised this option between July 1, 2008 and August 1, 2008. During the second quarter of 2009, $22.5 million of these notes were repaid upon exercise of the put option. The balance of the 6.10% senior notes was reclassified to long-term.

Long-term debt and their related calendar year due dates are as follows:

(In thousands)	August 29, 2008	February 29, 2008	August 24, 2007
7.375% senior notes, due 2016	$ 200,000	$ 200,000	$ 200,000
6.10% senior notes, due 2028	181	-	-
Other (due 2010)	508	518	988

	$ 200,689	$ 200,518	$ 200,988

At August 29, 2008, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Six Months Ended
	August 29,	August 24,	August 29,	August 24,
(In thousands)	2008	2007	2008	2007
Service cost	$ 239	$ 245	$ 480	$ 489
Interest cost	2,296	2,255	4,600	4,520
Expected return on plan assets	(2,037)	(2,182)	(4,080)	(4,336)
Settlement	-	1,067	-	1,067
Amortization of prior service cost	77	69	154	133
Amortization of actuarial loss	320	406	640	816

	$ 895	$ 1,860	$ 1,794	$ 2,689

	Postretirement Benefit
	Three Months Ended		Six Months Ended
	August 29,	August 24,	August 29,	August 24,
(In thousands)	2008	2007	2008	2007
Service cost	$ 950	$ 1,050	$ 1,900	$ 2,100
Interest cost	2,200	2,150	4,400	4,300
Expected return on plan assets	(1,250)	(1,250)	(2,500)	(2,500)
Amortization of prior service credit	(1,850)	(1,850)	(3,700)	(3,700)
Amortization of actuarial loss	1,075	1,650	2,150	3,300

	$ 1,125	$ 1,750	$ 2,250	$ 3,500

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the six months ended August 29, 2008 was $0.5 million, compared to $3.5 million in the prior year period. The profit-sharing plan expense for the six month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end. The Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. The expenses recognized for the three and six month periods ended August 29, 2008 were $1.1 million and $2.9 million ($1.0 million and $2.2 million for the three and six month periods ended August 24, 2007), respectively.

At August 29, 2008, February 29, 2008 and August 24, 2007, the liability for postretirement benefits other than pensions was $66.8 million, $63.0 million and $70.3 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

The following table summarizes the financial assets measured at fair value on a recurring basis as of the measurement date, August 29, 2008, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of August 29, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Financial assets
Debt securities (1)	$ 44,958	$ -	$ 44,958
Deferred compensation plan assets (2)	6,781	6,781	-

Total	$ 51,739	$ 6,781	$ 44,958

(1)	All unrealized gains/losses on the debt securities are recorded as a component of accumulated other comprehensive income/loss. See Note 6.

(2)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

During the second quarter of 2009, the Corporation paid approximately $44 million to acquire, at a substantial discount, debt securities of a company that is currently seeking to restructure its balance sheet. The cash paid for this investment is included in “Other-net” investing activities on the Consolidated Statement of Cash Flows. The Corporation values these debt securities, which are classified as available-for-sale and included in “Other assets” on the Consolidated Statement of Financial Position, using Level 2 inputs, primarily the most recent transaction price.

The fair value of the mutual fund assets was considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. Although the Corporation is under no obligation to fund employees’ nonqualified accounts, the fair value of the related non-qualified deferred compensation liability is based on the fair value of the mutual fund assets.

Note 13 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income from continuing operations before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rates were 2.9% and 27.6% for the three and six months ended August 29, 2008, respectively, and 33.3% and 42.4% for the three and six months ended August 24, 2007, respectively. Since the second quarter has seasonally low income from continuing operations before income tax expense, discrete items or changes to the tax assets and reserves on the Consolidated Statement of Financial Position have a more significant impact on the Corporation’s quarterly effective tax rate.

As of August 29, 2008, the Corporation had $25.7 million in gross unrecognized tax benefits. During the second quarter of 2009, the Corporation’s unrecognized tax positions decreased approximately $2 million due primarily to settlements and related cash payments associated with certain state examinations.

Included in the balance of unrecognized tax benefits at August 29, 2008, was $21.0 million in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. It is reasonably possible that the Corporation’s unrecognized tax positions as of August 29, 2008 could decrease approximately $2 million due to anticipated settlements and resulting cash payments related to open years after 1999, which are currently under audit. As of August 29, 2008, the total amount of gross accrued interest and penalties included in the Consolidated Statement of Financial Position was $6.3 million.

The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various foreign tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2003 to the present.

Note 14 – Business Segment Information

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2008	August 24, 2007	August 29, 2008	August 24, 2007
Total Revenue:
North American Social Expression Products	$261,296	$258,141	$563,714	$558,085
Intersegment items	(14,736)	(14,582)	(29,380)	(23,085)
Exchange rate adjustment	262	(279)	775	(2,788)

Net	246,822	243,280	535,109	532,212

International Social Expression Products	63,191	64,071	133,064	128,488
Exchange rate adjustment	133	576	1,220	(92)

Net	63,324	64,647	134,284	128,396

Retail Operations	37,547	39,072	79,040	79,611
Exchange rate adjustment	117	(621)	607	(2,232)

Net	37,664	38,451	79,647	77,379

AG Interactive	20,975	17,155	41,502	37,054
Exchange rate adjustment	(3)	2	31	(1)

Net	20,972	17,157	41,533	37,053

Non-reportable segments	17,053	13,942	23,562	22,327

Unallocated	-	8	-	85

	$385,835	$377,485	$814,135	$797,452

Segment Earnings (Loss):
North American Social Expression Products	$ 34,364	$ 41,984	$ 88,059	$130,846
Intersegment items	(10,750)	(10,955)	(21,993)	(17,477)
Exchange rate adjustment	(14)	101	45	(1,549)

Net	23,600	31,130	66,111	111,820

International Social Expression Products	(2,134)	1,574	728	1,750
Exchange rate adjustment	(24)	19	(81)	30

Net	(2,158)	1,593	647	1,780

Retail Operations	(6,669)	(6,561)	(10,076)	(9,330)
Exchange rate adjustment	(7)	74	(13)	62

Net	(6,676)	(6,487)	(10,089)	(9,268)

AG Interactive	759	3,163	(337)	6,442
Exchange rate adjustment	2	6	37	14

Net	761	3,169	(300)	6,456

Non-reportable segments	2,541	1,772	575	2,335

Unallocated	(15,558)	(18,531)	(35,191)	(45,883)
Exchange rate adjustment	(144)	(82)	(152)	(121)

Net	(15,702)	(18,613)	(35,343)	(46,004)

	$ 2,366	$ 12,564	$ 21,601	$ 67,119

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $5.9 million, $9.6 million and $5.7 million at August 29, 2008, February 29, 2008 and August 24, 2007, respectively.

Deferred Revenue

Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $34.9 million, $37.9 million and $33.3 million at August 29, 2008, February 29, 2008 and August 24, 2007, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

Acquisitions

In March 2008, the Corporation acquired a card publisher and franchised distributor of greeting cards in the United Kingdom (“U.K.”) for approximately $16 million. Cash paid, net of cash acquired was $15.6 million and is reflected in investing activities in the Consolidated Statement of Cash Flows. Although the allocation of the purchase price has not yet been finalized, goodwill of approximately $12 million has been recorded. The purchase agreement provides for a contingent payment of up to 2 million U.K. Pounds Sterling to be paid based on the company’s operating results over a three-year period from the date of acquisition. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

During 2009, a valuation of the intangible assets of PhotoWorks, Inc., which was acquired in the second half of 2008, was completed and the value of the intangible assets acquired was reduced approximately $5 million with a corresponding increase in goodwill.

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

The following summarizes the results of discontinued operations:

(In thousands)	Six Months Ended August 24, 2007

Total revenue	$ 299

Pre-tax loss from operations	$ (47)
Gain on sale	195

148
Income tax expense	361

Loss from discontinued operations, net of tax	$ (213)

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

Overview

During the second quarter, we experienced many of the same quarter-over-quarter trends that impacted operating results during the first quarter, but to a lesser extent. Our focus on providing fresh products to retail continues to drive growth in the card business, primarily in the North American Social Expression Products segment. The level of activity, including production, distribution and merchandising needed to drive these sales provided increased costs that continue to put downward pressure on earnings. The growth in the value card line continued in the quarter, driving down the average selling price, particularly in seasonal cards, while overall card unit sales increased compared to the prior year period. The content costs of cards also continued to increase with growth in the sale of technology cards and changes in product design that add creative embellishments to the card line.

We experienced higher consolidated total revenues and lower earnings during the second quarter of 2009, compared to the prior year quarter. The higher revenues were primarily the result of revenue improvement in the North American Social Expression Products segment, driven by card products, and the AG Interactive segment, specifically the result of the photo product lines that were acquired during the second half of the prior year. In the card businesses, growth in card unit sales was partially offset by lower average selling prices caused by a higher mix of value line cards. These sales improvements were partially offset by lower sales from our gift packaging and party goods product lines.

Our lower earnings were driven by several factors within our North American Social Expression Products segment, which experienced increased costs in the current quarter compared to the prior year period. These items included increases in product content costs and increased supply chain, scrap and distribution costs. We experienced increases in product content costs, as also noted in the first quarter and prior year, associated with more technology cards (paper cards that include light and/or sound) and other creative content costs. These costs continue to be higher compared to the prior year second quarter as we add technology and other creative embellishments that enhance our cards. Supply chain, scrap and distribution costs were also higher during the second quarter compared to the prior year period as increases in card shipments outpaced increases of card net sales. In total, these two cost issues impacted pre-tax earnings by approximately $9 million compared to the prior year period.

In addition, lower earnings in our International Social Expression Products segment included the impact of costs associated with a long-term efficiency and cost reduction project to consolidate our brands within the United Kingdom (“U.K.”).

The AG Interactive segment also contributed to the decrease in second quarter earnings, primarily related to the two acquisitions in the online photo sharing space. We are still developing these product lines, which historically are seasonally stronger during the second half of the year, and have improved the selection of existing product categories and added several new product categories to the merchandise offerings during the quarter. Our overall photo strategy is designed to bring together the strength of both operations and then leverage the user across all of our existing websites.

Our effective tax rate was 2.9% for the three months ended August 29, 2008, compared to 33.3% in the prior year period. Since the second quarter has seasonally low income from continuing operations before income tax expense, discrete items or changes to the tax assets and reserves on the Consolidated Statement of Financial Position have a more significant impact on the quarterly effective tax rate.

Over the past several years, we have been focused on a strategy to enhance our core product lines. In continuing this strategy, during the second quarter, we purchased the majority of the distressed first-lien debt securities of another social expression company for approximately $44 million. This investment provides us, among other things, the ability to participate in discussions with the company and its other lenders as it seeks to restructure its balance sheet.

Results of Operations

Three months ended August 29, 2008 and August 24, 2007

Net income was $2.3 million, or $0.05 per share, in the second quarter compared to $8.4 million, or $0.15 per share, in the prior year second quarter (all per-share amounts assume dilution).

Our results for the three months ended August 29, 2008 and August 24, 2007 are summarized below:

(Dollars in thousands)	2008	% Total Revenue	2007	% Total Revenue
Net sales	$ 372,942	96.7%	$ 365,878	96.9%
Other revenue	12,893	3.3%	11,607	3.1%

Total revenue	385,835	100.0%	377,485	100.0%

Material, labor and other production costs	170,112	44.1%	163,052	43.2%
Selling, distribution and marketing expenses	154,387	40.0%	144,586	38.3%
Administrative and general expenses	57,162	14.8%	56,351	14.9%
Other operating income – net	(111)	(0.0%)	(320)	(0.1%)

Operating income	4,285	1.1%	13,816	3.7%

Interest expense	5,434	1.4%	4,839	1.3%
Interest income	(898)	(0.2%)	(2,234)	(0.6%)
Other non-operating income – net	(2,617)	(0.7%)	(1,353)	(0.3%)

Income from continuing operations before income tax expense	2,366	0.6%	12,564	3.3%
Income tax expense	69	0.0%	4,189	1.1%

Income from continuing operations	2,297	0.6%	8,375	2.2%

Loss from discontinued operations, net of tax	-	0.0%	-	0.0%

Net income	$ 2,297	0.6%	$ 8,375	2.2%

For the three months ended August 29, 2008, consolidated net sales were $372.9 million, up from $365.9 million in the prior year second quarter. This 1.9%, or approximately $7 million, increase was primarily the result of higher net sales in our North American Social Expression Products segment and our AG Interactive segment.

Net sales of our North American Social Expression Products segment increased approximately $3 million. The majority of the increase is attributable to increased sales of our everyday and seasonal cards. This increase was partially offset by lower sales from our gift packaging and party goods product lines.

The AG Interactive segment increased approximately $4 million during the second quarter. This increase in net sales was solely a result of the digital photography acquisitions we made in the second half of last year.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $1.3 million from $11.6 million during the three months ended August 24, 2007 to $12.9 million for the three months ended August 29, 2008. On July 20, 2008, we entered into an agreement to sell the Strawberry Shortcake and Care Bears properties and our rights in the Sushi Pack property to Cookie Jar Entertainment Inc. (“Cookie Jar”) for $195.0 million in cash. The transaction was expected to close by September 30, 2008; however, with the recent disruptions in the financial markets, the transaction has not closed. As a result, under the terms of our agreement, we now have the right to solicit offers from third parties to purchase the properties until March 31, 2009. During the period of time between September 30, 2008 and March 31, 2009, Cookie Jar may match any third party offer up to a pre-established threshold.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended August 29, 2008 and August 24, 2007 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2008	2007	2008	2007	2008	2007
Unit volume	(0.2%)	19.5%	29.7%	24.0%	4.0%	20.2%
Selling prices	(0.1%)	(9.6%)	(13.7%)	(12.8%)	(2.4%)	(10.1%)
Overall increase / (decrease)	(0.2%)	8.1%	12.0%	8.2%	1.5%	8.1%

During the second quarter, combined everyday and seasonal greeting card sales less returns improved 1.5% compared to the prior year quarter. This increase was driven by seasonal card sales, as everyday card sales were essentially flat.

Seasonal card unit volume increased 29.7%, driven primarily by summer seasonal programs. The lower selling prices of 13.7% are due to a higher mix of value priced cards across most programs in the North American Social Expression Products segment compared to the prior year period. In addition, because the second quarter has the fewest holidays, the changes in unit volume during the quarter appear large on a percentage basis.

Everyday card sales less returns for the second quarter were basically flat, down 0.2%, compared to the prior year quarter. Improvements within the North American Social Expression Products segment, where continued focus on providing fresh and relevant products to consumers continues to drive unit growth, were offset by the International Social Expression Products segment.

Expense Overview

During the current quarter, we experienced increased costs in our effort to drive profitable sales growth. These higher costs were primarily due to added content to our cards, including music, lights and other embellishments, and increased shipments outpacing increased net sales.

Material, labor and other production costs (“MLOPC”) for the three months ended August 29, 2008 were $170.1 million, an increase from $163.1 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 44.1% in the current period compared to 43.2% for the three months ended August 24, 2007. The increase of $7.0 million is due to unfavorable spending, product mix and volume variances. The unfavorable product mix, which accounted for approximately $3 million of the increase, is primarily attributable to a shift toward lower margin products including products with higher content related costs such as music, lights and other embellishments. Volume variances due to the increased sales volume in the current quarter and increased spending each accounted for approximately $2 million of the overall increase in MLOPC.

Selling, distribution and marketing expenses for the three months ended August 29, 2008 were $154.4 million, increasing from $144.6 million for the comparable period in the prior year. The increase is due to higher spending of approximately $6 million on supply chain costs, specifically freight and distribution costs, due to an increase in products shipped. Costs related to the photo acquisitions in our AG Interactive segment and the brand consolidation costs in our International Social Expression Products segment also contributed to the increase.

Administrative and general expenses were $57.2 million for the three months ended August 29, 2008, an increase from $56.4 million for the three months ended August 24, 2007. The increase of $0.8 million is primarily related to higher information technology-related expenses and higher amortization expense of intangible assets attributable to the digital photography acquisitions we completed in the second half of 2008. These increases were partially offset by lower domestic profit-sharing plan expense due to the reduced income in the current year period.

Interest expense for the three months ended August 29, 2008 was $5.4 million, up from $4.8 million for the prior year quarter. The increase of $0.6 million is attributable to increased borrowings on our revolving credit facility and the accounts receivable securitization facility in the current period.

Other non-operating income – net was $2.6 million in the current year second quarter compared to $1.4 million for the three months ended August 24, 2007. The $1.2 million increase in income is due primarily to increased foreign exchange gains in the current period.

The effective tax rate on income from continuing operations was 2.9% and 33.3% for the three months ended August 29, 2008 and August 24, 2007, respectively. The lower effective tax rate in the current quarter is due to the recognition of a tax benefit from a return to provision adjustment. Since the second quarter has seasonally low income from continuing operations before income tax expense, discrete items or changes to the tax assets and reserves on the Consolidated Statement of Financial Position, such as this return to provision adjustment, have a more significant impact on the Corporation’s quarterly effective tax rate.

Results of Operations

Six months ended August 29, 2008 and August 24, 2007

Net income was $15.6 million, or $0.32 per share, in the six months ended August 29, 2008 compared to $38.4 million, or $0.69 per share, in the prior year six months.

Our results for the six months ended August 29, 2008 and August 24, 2007 are summarized below:

(Dollars in thousands)	2008	% Total Revenue	2007	% Total Revenue
Net sales	$ 798,405	98.1%	$ 783,894	98.3%
Other revenue	15,730	1.9%	13,558	1.7%

Total revenue	814,135	100.0%	797,452	100.0%

Material, labor and other production costs	363,454	44.6%	324,180	40.7%
Selling, distribution and marketing expenses	305,262	37.5%	285,280	35.8%
Administrative and general expenses	119,723	14.7%	118,586	14.9%
Other operating income – net	(838)	(0.1%)	(680)	(0.1%)

Operating income	26,534	3.3%	70,086	8.7%

Interest expense	10,339	1.3%	9,596	1.2%
Interest income	(1,888)	(0.2%)	(3,733)	(0.5%)
Other non-operating income – net	(3,518)	(0.4%)	(2,896)	(0.4%)

Income from continuing operations before income tax expense	21,601	2.6%	67,119	8.4%
Income tax expense	5,971	0.7%	28,481	3.6%

Income from continuing operations	15,630	1.9%	38,638	4.8%
Loss from discontinued operations, net of tax	-	0.0%	(213)	(0.0%)

Net income	$ 15,630	1.9%	$ 38,425	4.8%

For the six months ended August 29, 2008, consolidated net sales were $798.4 million, up from $783.9 million in the prior year six months. This 1.9%, or $14.5 million, increase was primarily the result of higher net sales in our International Social Expression Products segment of approximately $5 million, our AG Interactive segment of approximately $4 million and a favorable foreign currency translation impact of approximately $8 million. These increases were partially offset by lower net sales in our fixtures business of approximately $2 million.

The increase in our International Social Expression Products segment’s net sales was driven by our U.K. operations where the majority of the increase was due to the acquisition completed in the first quarter of 2009.

Net sales of our AG Interactive segment increased approximately $4 million. The current year period includes approximately $7 million of revenue from the digital photography acquisitions completed during the second half of 2008. These revenues were partially offset by lower advertising revenues in our online product group.

Other revenue, primarily royalty revenue, increased $2.2 million from $13.5 million during the six months ended August 24, 2007 to $15.7 million for the six months ended August 29, 2008.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the six months ended August 29, 2008 and August 24, 2007 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2008	2007	2008	2007	2008	2007
Unit volume	5.3%	13.8%	12.3%	5.3%	7.2%	11.4%
Selling prices	(2.6%)	(7.2%)	(7.9%)	(3.6%)	(4.0%)	(6.2%)
Overall increase / (decrease)	2.6%	5.6%	3.4%	1.6%	2.8%	4.4%

During the six month period, combined everyday and seasonal greeting card sales less returns improved 2.8%, compared to the prior year quarter, with increases coming from both everyday and seasonal cards.

Everyday card sales less returns were up 2.6%, compared to the prior year six months. This improvement was in the North American Social Expression Products segment where continued focus on providing fresh and relevant products to consumers continues to drive unit growth. Overall, unit volume was up 5.3% and selling prices were down 2.6%. The lower selling prices were the result of a higher mix of value line cards compared to the prior year.

Seasonal card unit volume increased 12.3%, driven by graduation, Mother’s Day and summer seasonal programs. Lower selling prices of 7.9% related to a higher mix of value priced cards across most programs in the North American Social Expression Products segment compared to the prior year period.

Expense Overview

During the current year period, we experienced increased costs in our effort to drive profitable sales growth. These higher costs were due to the rollout of the new single priced card line in Canada, added content to our cards, including music, lights and other embellishments, and increased shipments outpacing increased net sales.

MLOPC for the six months ended August 29, 2008 were $363.5 million, an increase from $324.2 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 44.6% in the current period compared to 40.7% for the six months ended August 24, 2007. The increase of $39.3 million is due to unfavorable spending and product mix of approximately $22 million and $13 million, respectively. Volume variances due to the increased sales volume in the current year period and foreign currency translation impacts increased MLOPC approximately $4 million. The increased spending is primarily attributable to higher scrap and creative content costs as well as costs associated with the conversion to our new Canadian line of cards. The unfavorable product mix is attributable to a shift toward cards with more content, including music, lights and other embellishments.

Selling, distribution and marketing expenses for the six months ended August 29, 2008 were $305.3 million, increasing from $285.3 million for the comparable period in the prior year. The increase of $20.0 million is due to unfavorable foreign currency translation of approximately $4 million and higher spending of approximately $16 million. The additional spending is attributable to increases in supply chain costs, specifically freight and distribution costs, due to an increase in products shipped. Merchandiser expense increased approximately $7 million and freight and distribution costs each increased approximately $3 million.

Administrative and general expenses were $119.7 million for the six months ended August 29, 2008, an increase from $118.6 million for the six months ended August 24, 2007. The majority of the increase of $1.1 million is due to unfavorable foreign currency translation.

Interest expense for the six months ended August 29, 2008 was $10.3 million, up from $9.6 million for the prior year period. The increase of $0.7 million is attributable to increased borrowings on the revolving credit facility and the accounts receivable securitization facility in the current period.

Other non-operating income – net was $3.5 million in the current year six months compared to $2.9 million for the six months ended August 24, 2007. The $0.6 million increase in income is due primarily to increased foreign exchange gains in the current period.

The effective tax rate on income from continuing operations was 27.6% and 42.4% for the six months ended August 29, 2008 and August 24, 2007, respectively. The higher effective tax rate in the prior six months related to several discrete events during that period, primarily agreements reached with the Internal Revenue Service as it closed its audit cycle.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At August 29, 2008, we owned and operated 412 card and gift retail stores in the United States and Canada through our Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. AG Interactive also offers online photo sharing space and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books.

We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	29, 2008	24, 2007		29, 2008	24, 2007

Total revenue	$246,560	$243,559	1.2%	$534,334	$535,000	(0.1%)

Segment earnings	23,614	31,029	(23.9%)	66,066	113,369	(41.7%)

Total revenue of our North American Social Expression Products segment for the quarter ended August 29, 2008, excluding the impact of foreign exchange and intersegment items, increased $3.0 million, or 1.2%, from the prior year period. The majority of the increase was driven by card products as growth in unit sales was only partially offset by lower average selling prices caused by a higher mix of value line cards. This increase was partially offset by lower sales from our gift packaging and party goods product lines. Total revenue of our North American Social Expression Products segment for the six months ended August 29, 2008, excluding the impact of foreign exchange and intersegment items, decreased $0.7 million compared to the prior year period. The revenue reduction due to the rollout of the new Canadian card line and lower sales of our gift packaging products and party goods was substantially offset by higher sales of both everyday and seasonal cards.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $7.4 million in the current three months compared to the three months ended August 24, 2007. Contributing to the decrease are increased product content costs and increased supply chain costs. Increased product content costs are a result of increased cards with technology (paper cards that include light and/or sound) and other creative embellishments. Increased supply chain costs were driven by increases in card shipments, which outpaced increases of card net sales. In total, these costs along with the increased card product content costs decreased segment earnings by approximately $9 million compared to the prior year period. Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $47.3 million during the six months ended August 29, 2008 compared to the prior year period. The conversion to the new Canadian card line reduced earnings by approximately $8 million in the current six months. Also contributing to the decrease for the six-month period are the increased product content and supply chain costs as described above which impacted segment earnings by approximately $33 million compared to the prior year period.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	29, 2008	24, 2007		29, 2008	24, 2007

Total revenue	$63,191	$64,071	(1.4%)	$133,064	$128,488	3.6%

Segment (loss) earnings	(2,134)	1,574	(235.6%)	728	1,750	(58.4%)

Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, decreased $0.9 million, or 1.4%, compared to the prior year quarter. Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $4.6 million, or 3.6%, compared to the prior year six months. The majority of the revenue improvement in the six-month period is attributable to the acquisition completed in the current year.

Segment earnings, excluding the impact of foreign exchange, decreased from earnings of $1.6 million in the prior year quarter to a loss of $2.1 million in the current quarter. Segment earnings, excluding the impact of foreign exchange, decreased $1.0 million in the six months ended August 29, 2008 compared to the prior year six months. The decrease in both the three and six month periods is primarily the result of costs associated with a long-term efficiency and cost reduction project to consolidate our brands within the U.K.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	29, 2008	24, 2007		29, 2008	24, 2007

Total revenue	$37,547	$39,072	(3.9%)	$79,040	$79,611	(0.7%)

Segment loss	(6,669)	(6,561)	(1.6%)	(10,076)	(9,330)	(8.0%)

Total revenue, excluding the impact of foreign exchange, in our Retail Operations segment decreased $1.5 million, or 3.9%, for the three months ended August 29, 2008, compared to the prior year period due to unfavorable same-store sales of approximately $1 million, or 2.4%, and the reduction in store doors. For the six months ended August 29, 2008, total revenue decreased $0.6 million compared to the prior year period, as same-store sales decreased 0.7%, or approximately $0.5 million. The average number of stores was approximately 4% less than in the prior year period, which accounted for the remainder of the decrease.

Segment earnings, excluding the impact of foreign exchange, was a loss of $6.7 million in the three months ended August 29, 2008, compared to a loss of $6.6 million during the three months ended August 24, 2007. Segment earnings were unfavorably impacted by the lower sales level and lower gross margins, which decreased by approximately 0.8 percentage points. For the six months ended August 29, 2008, segment earnings was a loss of $10.1 million compared to a loss of $9.3 million in the prior year period. Earnings in the current year six months were unfavorably impacted by a weakening of gross margins as a result of more promotional pricing. Gross margins decreased by approximately 1.3 percentage points. Both the three and six month periods ended August 29, 2008 were favorably impacted by lower store expenses as a result of the reduction in store doors.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	29, 2008	24, 2007		29, 2008	24, 2007

Total revenue	$20,975	$17,155	22.3%	$41,502	$37,054	12.0%

Segment earnings (loss)	759	3,163	(76.0%)	(337)	6,442	(105.2%)

Total revenue of AG Interactive for the three months ended August 29, 2008, excluding the impact of foreign exchange, was $21.0 million compared to $17.2 million in the prior year second quarter. The increased revenue is due solely to the digital photography acquisitions completed during the second half of 2008. Total revenue of AG Interactive for the six months ended August 29, 2008, excluding the impact of foreign exchange, was $41.5 million compared to $37.1 million in the prior year six months. The current year six months include approximately $7 million of revenue from the digital photography acquisitions. These revenues were partially offset by lower advertising revenues in our online product group. At the end of the second quarter of 2009, AG Interactive had approximately 3.9 million online paid subscriptions versus 3.6 million at the prior year quarter end.

Segment earnings, excluding the impact of foreign exchange, decreased from $3.2 million during the quarter ended August 24, 2007 to $0.8 million for the quarter ended August 29, 2008. Segment earnings, excluding the impact of foreign exchange, decreased from earnings of $6.4 million in the six months ended August 24, 2007 to a loss of $0.3 million in the current year six months. The decrease in both the three and six month periods ended August 29, 2008 compared to the prior year periods is primarily attributable to expenses incurred associated with the digital photo product line, including marketing, intangible asset amortization and technology costs.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of August 24, 2007, has been included.

Operating Activities

Operating activities used $53.7 million of cash during the six months ended August 29, 2008, compared to providing $57.4 million of cash in the prior year period.

Accounts receivable was a use of cash of $0.6 million during the six months ended August 29, 2008, compared to a source of cash of $33.4 million in the prior year six months. The year-over-year change in cash flow for the six month period was caused by the historically low accounts receivable balance at February 29, 2008. So while the accounts receivable balance at August 29, 2008 and August 24, 2007 are essentially the same, the six month cash flow is considerably less in the current period. The level of accounts receivable at February 29, 2008 was driven by lower sales during the period and more customers moving to the scan-based trading (“SBT”) business model. In general, customers on the SBT business model tend to have shorter payment terms than non-SBT customers.

Inventory was a use of $47.6 million from February 29, 2008, compared to a use of $62.0 million in the prior year period. Historically, the first half is a period of inventory build, and thus a use of cash, in preparation for the fall and winter seasonal holidays. Over the past several years, this use of cash during the first half of the year has gradually declined through improved inventory management. In addition, the lower year-over-year usage of cash in the current period was impacted by the higher inventory levels at February 29, 2008. The higher inventory levels at February 29, 2008 were driven by the build of the Canadian card line and technology cards during the three months ended February 29, 2008. The sale of these inventories during the current period was a source of cash, partially offsetting the usage of cash related to the seasonal inventory build.

Deferred costs - net generally represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 29, 2008, amortization exceeded payments by $14.7 million; in the six months ended August 24, 2007, amortization exceeded payments by $28.5 million. See Note 9 to the consolidated financial statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $69.5 million of cash during the six months ended August 29, 2008, compared to $23.4 million in the prior year period. The increase in cash usage in the current year six months compared to the prior year period was attributable primarily to differences in the timing of cash payments related to normal course of business accounts payable, accrued liabilities, income taxes and compensation. For example, the timing of the year-end or quarterly period in relation to payroll periods can substantially impact the amount of accrued payroll on a year-over-year basis and thus the related cash outflow in the subsequent period. In addition, incentive-based and profit-sharing accruals at February 29, 2008 were higher than at February 28, 2007 due to our improved financial results in fiscal 2008 compared to fiscal 2007, thus the cash outflow in the first half of the current period was higher than the prior year period.

Investing Activities

Investing activities used $88.0 million of cash during the six months ended August 29, 2008, compared to $15.1 million in the prior year period. The use of cash in the current period is related to cash payments for marketable securities and business acquisitions as well as capital expenditures of $28.5 million. During 2009, we purchased a card publisher and franchised distributor of greeting cards in the U.K. for $15.6 million and we acquired, at a substantial discount, a majority of the distressed first-lien debt securities of another social expressions company that is currently seeking to restructure its balance sheet. We paid $44.2 million for this investment. We were able to purchase these debt securities at a substantial discount because this company has failed to make interest payments on certain of its other borrowings. It is possible that because of the financial difficulties that this company is experiencing, it may be unable to repay its obligations to us and we may lose some or all of our investment.

The use of cash in the prior six months is related to capital expenditures of $13.6 million as well as cash payments for business acquisitions as the final payment of $6.1 million for the online greeting card business purchased in the second quarter of fiscal 2007 was made during the first quarter of fiscal 2008. These cash outflows were partially offset by the receipt of $3.4 million upon the sale of our educational products subsidiary.

Financing Activities

Financing activities provided $109.7 million of cash during the six months ended August 29, 2008, compared to $1.3 million during the six months ended August 24, 2007. The current year source of cash relates primarily to short-term debt borrowings of $189.5 million partially offset by share repurchases and long-term debt repayments. Our receipt of the exercise price on stock options provided $24.3 million in the prior year period, but was partially offset by dividend payments and share repurchases. During the six months ended August 29, 2008, $46.1 million was paid to repurchase approximately 3.1 million shares under our repurchase program compared to $10.4 million used in the six months ended August 24, 2007 to repurchase approximately 0.4 million shares. During the second quarter of 2009, $22.5 million was paid upon exercise of the put option on our 6.10% senior notes. During the six months ended August 29, 2008 and August 24, 2007, we paid quarterly dividends of $0.12 and $0.10 per common share, respectively, which totaled $11.7 million and $11.1 million, respectively.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $540 million at August 29, 2008. This included our $450 million senior secured credit facility and our $90 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. We had $191.2 million outstanding under the revolving credit facility and $18.4 million outstanding under the accounts receivable securitization agreement at August 29, 2008. In addition to these borrowings, we have, in the aggregate, $25.7 million outstanding under letters of credit, which reduces the total credit availability thereunder.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment;
•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;
•	competitive terms of sale offered to customers;
•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;
•	consumer acceptance of products as priced and marketed;
•	the impact of technology on core product sales;
•	the timing and impact of converting customers to a scan-based trading model;
•	the escalation in the cost of providing employee health care;
•	the ability to successfully integrate acquisitions;
•	the ability to identify, complete, or achieve the desired benefits associated with productivity improvement projects;
•	whether we will be repaid our recent investment in the first-lien distressed debt securities of another social expressions company;
•	our ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh that we may implement;
•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from such repurchases;
•	the ability to comply with our debt covenants;

•	our ability to successfully complete, or achieve the desired benefits associated with, dispositions, including the sale of the Strawberry Shortcake and Care Bears properties;
•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and
•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators and the public’s acceptance of online greetings and other social expression products, and the ability to gain a leadership position in the digital photo sharing space.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission (“SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 29, 2008. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 29, 2008, the end of our preceding fiscal year, to August 29, 2008, the end of our most recent fiscal quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended
August 29, 2008.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
June 2008	Class A – - Class B – 1,000 (1)	- $18.30	- -	$50,935,815
July 2008	Class A – 1,641,445 Class B – 1,744 (1)	$13.52 (2) $12.34	1,641,445 (3) -	$28,741,524
August 2008	Class A – 1,500,000 Class B – 60 (1)	$15.85 (2) $12.90	1,500,000 (3) -	$4,959,240
Total	Class A – 3,141,445 Class B – 2,804 (1)		3,141,445 (3) -

(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.

(2)	Excludes commissions paid, if any, related to the share repurchase transactions.

(3)	On January 8, 2008, American Greetings announced that its Board of Directors authorized a program to repurchase up to $100 million of its Class A common shares. There is no set expiration date for this repurchase program and these repurchases are made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 27, 2008, at which the following proposals were put to a vote of shareholders of record as of May 1, 2008:

Proposal One – Election of Directors

The following were elected to Class I of our Board of Directors with a term expiring in 2011: Jeffrey D. Dunn, Michael J. Merriman, Jr., and Morry Weiss.

Nominee	Votes For	Votes Withheld
Jeffrey D. Dunn	72,594,713	1,720,320
Michael J. Merriman, Jr.	52,793,615	21,521,418
Morry Weiss	54,001,608	20,313,425

The following individuals were continuing Class II directors with a term expiring 2009: Joseph S. Hardin, Jr., Jerry Sue Thornton, and Jeffrey Weiss.

The following individuals were continuing Class III directors with a term expiring in 2010: Scott S. Cowen, William E. MacDonald, III, Charles A. Ratner, and Zev Weiss.

Proposal Two – Approval of Amendments to the Articles of Incorporation

Subproposal 1 and Subproposal 3 of Proposal Two to amend our Articles of Incorporation were approved and Subproposal 2 to amend our Articles of Incorporation was not approved, in each case as follows:

Subproposal 1:	The proposal to opt out of the Ohio Merger Moratorium Statute was approved by the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
71,395,790	511,861	258,814	2,129,658

Subproposal 2:	The proposal to eliminate cumulative voting in the election of directors was not approved by the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
48,063,851	23,857,522	245,091	2,129,659

Subproposal 3:	The proposal to modernize our Articles of Incorporation was approved by the shareholders as follows:

Votes For	Votes Against	Abstain
73,910,447	150,458	254,130

Proposal Three – Approval of Amendments to the Code of Regulations

Subproposals 1, 2, 3, 4 and 5 of Proposal Three to amend our Code of Regulations were approved as follows:

Subproposal 1:	The proposal to modernize our Code of Regulations was approved by the shareholders as follows:

Votes For	Votes Against	Abstain
73,558,922	503,004	253,109

Subproposal 2:	The proposal to amend the provisions regarding notice of shareholder business and director nominations was approved by the shareholders as follows:

Votes For	Votes Against	Abstain
71,180,884	2,667,138	467,010

Subproposal 3:	The proposal to provide the Board authority to fix the number of directors on the Board of Directors was approved by the shareholders as follows:

Votes For	Votes Against	Abstain
69,815,451	4,188,705	310,876

Subproposal 4:	The proposal to opt out of the Control Share Acquisition Act was approved by the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
71,062,064	797,540	306,859	2,129,660

Subproposal 5:	The proposal governing the authority for future amendments to the Code of Regulations was approved by the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
43,529,321	28,220,507	416,635	2,129,660

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
10.1	Letter Agreement and General Release between Randy Mason and American Greetings Corporation dated July 11, 2008

10.2

Amendment No. 5 to Credit Agreement, dated April 4, 2006, among American Greetings Corporation, as Borrower, certain foreign subsidiaries of the Borrower, various lending institutions party thereto, National City Bank, as the Global Agent, joint lead arranger, joint bookrunner, Swing Line Lender and LC Issuer, UBS Securities LLC, as joint lead arranger, joint bookrunner and syndication agent, and KeyBank National Association, JPMorgan Chase Bank, N.A., and LaSalle Bank National Association, as co-documentation agents

10.3

Binding Letter Agreement dated July 20, 2008, by and between American Greetings Corporation and Cookie Jar Entertainment Inc. (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC)

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
-------------------------------------
Joseph B. Cipollone Vice President, Corporate Controller, and Chief Accounting Officer *

October 8, 2008

* (Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)