Form 10-Q
period 2008-11-28
AMERICAN GREETINGS CORP
filed 2009-01-07
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 5, 2009, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	41,916,908
Class B Common	3,495,241

AMERICAN GREETINGS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 28, 2008	November 23, 2007	November 28, 2008	November 23, 2007
Net sales	$444,527	$475,015	$1,242,932	$1,258,909
Other revenue	9,557	10,751	25,287	24,309

Total revenue	454,084	485,766	1,268,219	1,283,218

Material, labor and other production costs	223,214	223,329	586,668	547,509
Selling, distribution and marketing expenses	159,819	159,420	465,081	444,700
Administrative and general expenses	50,841	60,875	170,564	179,461
Goodwill and other intangible assets impairment	242,889	—	242,889	—
Other operating income – net	(491)	(127)	(1,329)	(807)

Operating (loss) income	(222,188)	42,269	(195,654)	112,355

Interest expense	6,634	4,835	16,973	14,431
Interest income	(947)	(2,122)	(2,835)	(5,855)
Other non-operating expense (income) – net	792	(4,582)	(2,726)	(7,478)

(Loss) income from continuing operations before income tax (benefit) expense	(228,667)	44,138	(207,066)	111,257
Income tax (benefit) expense	(35,356)	15,018	(29,385)	43,499

(Loss) income from continuing operations	(193,311)	29,120	(177,681)	67,758

Loss from discontinued operations, net of tax	—	(104)	—	(317)

Net (loss) income	$(193,311)	$29,016	$(177,681)	$67,441

(Loss) earnings per share – basic:
(Loss) income from continuing operations	$(4.25)	$0.53	$(3.75)	$1.23
Loss from discontinued operations	—	—	—	(0.01)

Net (loss) income	$(4.25)	$0.53	$(3.75)	$1.22

(Loss) earnings per share – assuming dilution:
(Loss) income from continuing operations	$(4.25)	$0.52	$(3.75)	$1.22
Loss from discontinued operations	—	—	—	(0.01)

Net (loss) income	$(4.25)	$0.52	$(3.75)	$1.21

Average number of shares outstanding	45,460,385	55,022,689	47,343,640	55,350,736

Average number of shares outstanding – assuming dilution	45,460,385	55,466,351	47,343,640	55,726,990

Dividends declared per share	$0.12	$0.10	$0.36	$0.30

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	November 28, 2008	February 29, 2008	November 23, 2007
ASSETS

Current assets
Cash and cash equivalents	$55,604	$123,500	$71,117
Trade accounts receivable, net	163,463	61,902	205,709
Inventories	246,596	216,671	239,209
Deferred and refundable income taxes	62,490	72,280	76,568
Prepaid expenses and other	182,803	195,017	213,534

Total current assets	710,956	669,370	806,137

Goodwill	56,965	285,072	267,308
Other assets	408,677	420,219	391,460
Deferred and refundable income taxes	166,269	133,762	111,959

Property, plant and equipment – at cost	966,088	974,073	975,832
Less accumulated depreciation	671,180	678,068	684,213

Property, plant and equipment – net	294,908	296,005	291,619

	$1,637,775	$1,804,428	$1,868,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$247,945	$42,790	$46,490
Accounts payable	135,002	123,713	131,190
Accrued liabilities	78,607	79,345	89,818
Accrued compensation and benefits	35,184	68,669	58,969
Income taxes payable	36,686	29,037	31,255
Other current liabilities	106,436	108,867	96,896

Total current liabilities	639,860	452,421	454,618

Long-term debt	200,684	200,518	200,975
Other liabilities	148,320	181,720	151,094
Deferred income taxes and noncurrent income taxes payable	17,229	26,358	31,877

Shareholders’ equity
Common shares – Class A	41,917	45,324	49,929
Common shares – Class B	3,495	3,434	3,442
Capital in excess of par value	447,958	445,696	443,326
Treasury stock	(918,826)	(872,949)	(780,044)
Accumulated other comprehensive (loss) income	(48,334)	21,244	22,982
Retained earnings	1,105,472	1,300,662	1,290,284

Total shareholders’ equity	631,682	943,411	1,029,919

	$1,637,775	$1,804,428	$1,868,483

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 28, 2008	November 23, 2007
OPERATING ACTIVITIES:
Net (loss) income	$(177,681)	$67,441
Loss from discontinued operations	—	317

(Loss) income from continuing operations	(177,681)	67,758
Adjustments to reconcile (loss) income from continuing operations to cash flows from operating activities:
Goodwill and other intangible assets impairment	242,889	—
Net loss (gain) on disposal of fixed assets	642	(481)
Depreciation and amortization	37,732	36,016
Deferred income taxes	(32,726)	(7,994)
Other non-cash charges	8,053	5,719
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(115,268)	(99,267)
Inventories	(45,394)	(49,911)
Other current assets	10,486	18,199
Deferred costs – net	6,023	29,338
Accounts payable and other liabilities	(17,452)	38,419
Other – net	(1,468)	4,768

Total Cash Flows From Operating Activities	(84,164)	42,564

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	—	692,985
Purchases of short-term investments	—	(692,985)
Property, plant and equipment additions	(44,320)	(37,394)
Cash payments for business acquisitions, net of cash acquired	(15,625)	(51,256)
Cash receipts related to discontinued operations	—	4,283
Proceeds from sale of fixed assets	278	2,656
Other – net	(44,153)	—

Total Cash Flows From Investing Activities	(103,820)	(81,711)

FINANCING ACTIVITIES:
Reduction of long-term debt	(22,509)	—
Net increase in short-term debt	227,845	23,800
Sale of stock under benefit plans	494	26,198
Purchase of treasury shares	(51,190)	(74,572)
Dividends to shareholders	(17,116)	(16,657)

Total Cash Flows From Financing Activities	137,524	(41,231)

DISCONTINUED OPERATIONS:
Operating cash flows from discontinued operations	—	(59)

Total Cash Flows From Discontinued Operations	—	(59)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,436)	6,841

DECREASE IN CASH AND CASH EQUIVALENTS	(67,896)	(73,596)

Cash and Cash Equivalents at Beginning of Year	123,500	144,713

Cash and Cash Equivalents at End of Period	$55,604	$71,117

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended November 28, 2008 and November 23, 2007

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

During the quarter ended November 28, 2008, the Corporation incurred certain charges and recorded certain benefits that do not have comparative amounts in the prior year period. The net impact to the current quarter was additional expense of $242.7 million. The Corporation recorded an estimated goodwill and other intangible assets impairments of $232.3 million and $10.6 million, respectively, severance expense of $7.0 million associated with the elimination of approximately 275 positions as part of a cost reduction effort and fixed asset impairment charges of $3.9 million in the Retail Operations segment. Partially offsetting these charges was a reduction of variable compensation expense of $11.1 million. The fixed assets in the Retail Operations segment were tested for impairment as a result of weak performance in certain retail stores and reductions in future cash flow forecasts. The impairment charges for both the fixed assets and other intangible assets were recorded in accordance with SFAS 144. Refer to Note 9 for further information on the goodwill and other intangible assets impairment charges.

The current period net expense impacted the Consolidated Statement of Operations as follows:

(In millions)
Material, labor and other production costs	$1.5
Selling, distribution and marketing expenses	7.1
Administrative and general expenses	(8.8)
Goodwill and other intangible assets impairment	242.9

$242.7

The current period net expense impacted the Corporation’s reportable segments as follows:

(In millions)
North American Social Expression Products	$(0.1)
International Social Expression Products	81.8
Retail Operations	4.3
AG Interactive	161.2
Non-reportable	0.5
Unallocated	(5.0)

$242.7

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB deferred the effective date of SFAS 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. SFAS 157 is still effective for the Corporation in fiscal 2009 for financial assets and liabilities. The Corporation adopted SFAS 157 for financial assets and liabilities on March 1, 2008. In October 2008, the FASB issued FASB Staff Position FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. See Note 13.

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

Note 4 – Other Income and Expense

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2008	November 23, 2007	November 28, 2008	November 23, 2007
Other operating income – net	$(491)	$(127)	$(1,329)	$(807)

Foreign exchange loss (gain)	$1,207	$(4,054)	$(1,673)	$(6,323)
Rental income	(275)	(274)	(1,087)	(949)
Miscellaneous	(140)	(254)	34	(206)

Other non-operating expense (income) – net	$792	$(4,582)	$(2,726)	$(7,478)

“Miscellaneous” includes, among other things, gains and losses on fixed asset disposals.

Note 5 – (Loss) Earnings Per Share

The following table sets forth the computation of (loss) earnings per share and (loss) earnings per share – assuming dilution:

	Three Months Ended		Nine Months Ended
	November 28, 2008	November 23, 2007	November 28, 2008	November 23, 2007
Numerator (in thousands):
(Loss) income from continuing operations	$(193,311)	$29,120	$(177,681)	$67,758

Denominator (in thousands):
Weighted average shares outstanding	45,460	55,023	47,344	55,351
Effect of dilutive securities:
Stock options and other	—	443	—	376

Weighted average shares outstanding – assuming dilution	45,460	55,466	47,344	55,727

(Loss) income from continuing operations per share	$(4.25)	$0.53	$(3.75)	$1.23

(Loss) income from continuing operations per share – assuming dilution	$(4.25)	$0.52	$(3.75)	$1.22

For the three and nine month periods ended November 28, 2008, all options outstanding (totaling approximately 6.8 million) were excluded from the computation of earnings per share-assuming dilution, as the effect would have been antidilutive due to the net loss in the period. Had the Corporation reported income for the respective periods, approximately 6.5 million and 6.0 million stock options outstanding in the three and nine month periods ended November 28, 2008, respectively, would have been excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods. Approximately 1.3 million and 1.7 million stock options outstanding in the three and nine month periods ended November 23, 2007, respectively, were excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

Note 6 – Comprehensive (Loss) Income

The Corporation’s total comprehensive (loss) income is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2008	November 23, 2007	November 28, 2008	November 23, 2007
Net (loss) income	$(193,311)	$29,016	$(177,681)	$67,441

Other comprehensive (loss) income:
Foreign currency translation adjustment	(39,544)	11,614	(70,800)	23,318
Pension and other postretirement benefit plans, net of tax	288	678	82	678
Unrealized gain (loss) on securities, net of tax	633	—	1,140	(1)

Total comprehensive (loss) income	$(231,934)	$41,308	$(247,259)	$91,436

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 28, 2008	February 29, 2008	November 23, 2007
Allowance for seasonal sales returns	$68,835	$59,626	$77,717
Allowance for outdated products	11,895	21,435	23,135
Allowance for doubtful accounts	4,295	3,778	5,402
Allowance for cooperative advertising and marketing funds	29,166	33,662	35,939
Allowance for rebates	45,700	41,435	49,915

	$159,891	$159,936	$192,108

Note 8 – Inventories

(In thousands)	November 28, 2008	February 29, 2008	November 23, 2007
Raw materials	$18,010	$17,701	$16,211
Work in process	8,839	10,516	12,646
Finished products	276,928	244,379	265,013

	303,777	272,596	293,870
Less LIFO reserve	84,883	82,085	81,945

	218,894	190,511	211,925
Display materials and factory supplies	27,702	26,160	27,284

	$246,596	$216,671	$239,209

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements totaled approximately $45 million, $32 million and $36 million as of November 28, 2008, February 29, 2008 and November 23, 2007, respectively.

Note 9 – Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Corporation is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. Due to the recent deterioration in the global economic environment and resulting significant decrease in the Corporation’s market capitalization, combined with significant decreases in reported market values of comparable, unrelated companies, indicators emerged within the AG Interactive segment, which is also the reporting unit for SFAS 142 purposes, and one reporting unit located in the United Kingdom within the International Social Expression Products segment (the “UK Reporting Unit”) that led the Corporation to conclude that a SFAS 142 impairment test was required to be performed during the third quarter for goodwill in these reporting units.

Within the AG Interactive segment, there were the following three primary indicators: (1) a substantial decline in advertising revenues; (2) the e-commerce businesses not growing as anticipated; and (3) the Corporation’s belief that the segment’s current long-term cash flow forecasts may now be unattainable based on the lengthening and deepening economic deterioration.

The following three primary indicators emerged within the UK Reporting Unit: (1) the recent bankruptcy of a major customer; (2) a major customer implementing buying freezes, including on the Corporation’s everyday products; and (3) the Corporation’s belief that current long-term cash flow forecasts may now be unattainable based on the lengthening and deepening economic deterioration.

Under SFAS 142, the test for, and measurement of, impairment of goodwill consists of two steps. In the first step, the initial test for potential impairment, the Corporation compares the fair value of each reporting unit to its carrying amount. Fair values were determined using a combination of an income approach and a market based approach. Based on this evaluation, it was determined that the fair values of the AG Interactive segment and UK Reporting Unit were less than their carrying values, thus indicating potential impairment. In the second step, the measurement of the impairment, the Corporation hypothetically applies purchase accounting to the reporting units using the fair values from the first step. Due to the timing and complexity of step two, the Corporation has yet to complete this step. However, based upon preliminary calculations, the Corporation recorded estimated goodwill charges of $150.2 million, which includes all the goodwill for the AG Interactive segment and $82.1 million, which includes the majority of the goodwill for the UK Reporting Unit. The Corporation expects to finalize the goodwill impairment analysis and record any adjustments to the preliminary charges during the fourth quarter of 2009.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the nine months ended November 28, 2008, by segment, is as follows:

(In thousands)	North American Social Expression Products	International Social Expression Products	AG Interactive	Non- Reportable Segments	Total
Balance at February 29, 2008	$47,862	$87,050	$150,078	$82	$285,072
Acquisition related	—	11,570	1,449	—	13,019
Impairment	—	(82,110)	(150,208)	—	(232,318)
Currency translation	(25)	(7,464)	(1,319)	—	(8,808)

Balance at November 28, 2008	$47,837	$9,046	$—	$82	$56,965

The Corporation also tested the intangible assets of these two businesses during the third quarter in accordance with SFAS 144. Based on this testing, the Corporation recorded an impairment charge of $10.6 million in the AG Interactive segment.

At November 28, 2008, intangible assets subject to the amortization provisions of SFAS 142, net of accumulated amortization and impairment charges, were $6.6 million.

The following table presents information about other intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	November 28, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,885	$(3,278)	$607
Trademarks	29,353	(24,742)	4,611
Leasehold interest	4,824	(4,824)	—
Other	2,178	(839)	1,339

	$40,240	$(33,683)	$6,557

Amortization expense for intangible assets totaled $5.4 million for the nine months ended November 28, 2008. Estimated annual amortization expense for the next five years will approximate $2.1 million in 2010, $1.1 million in 2011, $1.0 million in 2012, $0.9 million in 2013 and $0.7 million in 2014. The weighted average remaining amortization period is approximately 3 years.

Note 10 – Deferred Costs

Deferred costs and future payment commitments are included in the following financial statement captions:

(In thousands)	November 28, 2008	February 29, 2008	November 23, 2007
Prepaid expenses and other	$119,982	$119,069	$135,017
Other assets	294,883	338,003	313,928

Deferred cost assets	414,865	457,072	448,945

Other current liabilities	(61,180)	(68,457)	(57,607)
Other liabilities	(27,391)	(50,491)	(28,652)

Deferred cost liabilities	(88,571)	(118,948)	(86,259)

Net deferred costs	$326,294	$338,124	$362,686

The Corporation maintains an allowance for deferred costs related to supply agreements of $27.7 million, $29.7 million and $24.6 million at November 28, 2008, February 29, 2008 and November 23, 2007, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Note 11 – Debt

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

On September 23, 2008, the credit agreement was further amended as follows: (1) to permit the Corporation to sell its Strawberry Shortcake, Care Bears and Sushi Pack properties; (2) to increase the permitted level of acquisitions that the Corporation may make from $200 million to $325 million; (3) to authorize the Corporation to further amend its accounts receivable facility to allow its accounts receivable subsidiary, AGC Funding Corporation, to enter into insurance and other transactions that may mitigate credit risks associated with the collection of accounts receivable; and (4) to permit the Corporation to grant certain liens to third parties engaged in connection with the production, marketing and exploitation of the Corporation’s entertainment properties.

Debt due within one year is as follows:

(In thousands)	November 28, 2008	February 29, 2008	November 23, 2007
Revolving credit facility	$224,500	$20,100	$12,800
Accounts receivable securitization facility	23,445	—	11,000
6.10% senior notes, due 2028	—	22,690	22,690

	$247,945	$42,790	$46,490

At November 28, 2008, the balances outstanding on the revolving credit facility and accounts receivable securitization facility bear interest at a rate of approximately 3.4% and 3.7%, respectively. In addition to the balances outstanding under the aforementioned agreements, the Corporation has, in the aggregate, $25.7 million outstanding under letters of credit, which reduces the total credit availability thereunder.

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

Long-term debt and their related calendar year due dates are as follows:

(In thousands)	November 28, 2008	February 29, 2008	November 23, 2007
7.375% senior notes, due 2016	$200,000	$200,000	$200,000
6.10% senior notes, due 2028	181	—	—
Other (due 2010)	503	518	975

	$200,684	$200,518	$200,975

At November 28, 2008, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 12 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2008	November 23, 2007	November 28, 2008	November 23, 2007
Service cost	$245	$251	$725	$740
Interest cost	2,286	2,249	6,886	6,769
Expected return on plan assets	(1,994)	(2,143)	(6,074)	(6,479)
Settlement	—	—	—	1,067
Amortization of prior service cost	47	67	201	200
Amortization of actuarial loss	349	411	989	1,227

	$933	$835	$2,727	$3,524

	Postretirement Benefit
	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2008	November 23, 2007	November 28, 2008	November 23, 2007
Service cost	$950	$1,050	$2,850	$3,150
Interest cost	2,200	2,150	6,600	6,450
Expected return on plan assets	(1,250)	(1,250)	(3,750)	(3,750)
Amortization of prior service credit	(1,850)	(1,850)	(5,550)	(5,550)
Amortization of actuarial loss	1,075	1,650	3,225	4,950

	$1,125	$1,750	$3,375	$5,250

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the nine month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end. In addition, the Corporation matches a portion of 401(k) employee contributions contingent upon meeting specified annual operating results goals. As of November 28, 2008, the Corporation does not expect to meet the required 2009 operating results goals necessary to make profit-sharing or 401(k) matching contributions. As a result, no expense has been recorded during the nine months ended November 28, 2008 for either profit-sharing or 401(k) matching contributions. The profit-sharing plan expense for the nine months ended November 23, 2007 was $5.1 million. The 401(k) matching contribution expenses recognized for the three and nine month periods ended November 23, 2007 was $1.0 million and $3.2 million, respectively.

At November 28, 2008, February 29, 2008 and November 23, 2007, the liability for postretirement benefits other than pensions was $70.7 million, $63.0 million and $72.7 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 13 – Fair Value Measurements

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

The following table summarizes the financial assets measured at fair value on a recurring basis as of the measurement date, November 28, 2008, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of November 28, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant unobservable inputs (Level 3)
Financial assets
Debt securities (1)	$45,965	$—	$45,965
Deferred compensation plan assets (2)	5,313	5,313	—

Total	$51,278	$5,313	$45,965

(1)	All unrealized gains/losses on the debt securities are recorded as a component of accumulated other comprehensive income/loss. Through November 28, 2008, unrealized gains of $1.8 million ($1.1 million net of tax) have been recorded. See Note 6.
(2)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

During the second quarter of 2009, the Corporation paid $44.2 million to acquire, at a substantial discount, debt securities of Recycled Paper Greetings, Inc. (“Recycled Paper”). The cash paid for this investment is included in “Other-net” investing activities on the Consolidated Statement of Cash Flows. For the second quarter, the Corporation valued these debt securities, which are classified as available-for-sale and included in “Other assets” on the Consolidated Statement of Financial Position, using Level 2 inputs, primarily the most recent transaction price. For the third quarter, the Corporation valued these securities using Level 3 inputs since there was no longer an active, observable market for these securities. The value of these securities takes into consideration many factors that management believes a market participant would consider, including the credit quality of the issuer, current offers by the parties to the issuer’s debt restructuring negotiation, the Corporation’s expected cash flow analysis and input from a broker-dealer in these types of securities. See Note 17 for further information.

The fair value of the mutual fund assets in the deferred compensation plan was considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. Although the Corporation is under no obligation to fund employees’ nonqualified accounts, the fair value of the related non-qualified deferred compensation liability is based on the fair value of the mutual fund assets.

Note 14 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income from continuing operations before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rates were 15.5% and 14.2% for the three and nine months ended November 28, 2008, respectively, and 34.0% and 39.1% for the three and nine months ended November 23, 2007, respectively. The lower effective tax rate in the current year is due primarily to the goodwill impairment charge as only a portion of the charge is deductible for tax purposes.

As of November 28, 2008, the Corporation had $24.1 million in gross unrecognized tax benefits. During the second and third quarters of 2009, the Corporation’s unrecognized tax positions decreased approximately $2.2 million and $1.6 million, respectively, due primarily to settlements and related cash payments associated with certain state examinations.

Included in the balance of unrecognized tax benefits at November 28, 2008, was $20.8 million in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. The Corporation does not anticipate any material changes in its unrecognized tax positions during the next twelve months. As of November 28, 2008, the total amount of gross accrued interest and penalties included in the Consolidated Statement of Financial Position was $3.9 million, which is a decrease from February 29, 2008 resulting primarily from interest payments related to the above mentioned settlements.

The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various foreign tax jurisdictions, including Canada, the United Kingdom (“U.K.”), Australia, France, Italy, Mexico and New Zealand for tax years 2003 to the present.

Note 15 – Business Segment Information

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2008	November 23, 2007	November 28, 2008	November 23, 2007
Total Revenue:
North American Social Expression Products	$322,853	$342,487	$886,567	$900,572
Intersegment items	(19,031)	(20,337)	(48,411)	(43,422)
Exchange rate adjustment	(2,661)	942	(1,886)	(1,846)

Net	301,161	323,092	836,270	855,304

International Social Expression Products	89,365	86,951	222,429	215,439
Exchange rate adjustment	(10,797)	2,259	(9,577)	2,167

Net	78,568	89,210	212,852	217,606

Retail Operations	39,994	41,312	119,034	120,923
Exchange rate adjustment	(1,895)	705	(1,288)	(1,527)

Net	38,099	42,017	117,746	119,396

AG Interactive	20,996	18,908	62,498	55,962
Exchange rate adjustment	(321)	2	(290)	1

Net	20,675	18,910	62,208	55,963

Non-reportable segments	15,581	12,507	39,143	34,834

Unallocated	—	30	—	115

	$454,084	$485,766	$1,268,219	$1,283,218

Segment (Loss) Earnings:
North American Social Expression Products	$48,496	$66,022	$136,555	$196,868
Intersegment items	(13,721)	(15,172)	(35,714)	(32,649)
Exchange rate adjustment	(1,222)	775	(1,177)	(774)

Net	33,553	51,625	99,664	163,445

International Social Expression Products	(80,478)	10,904	(79,750)	12,654
Exchange rate adjustment	4,883	250	4,802	280

Net	(75,595)	11,154	(74,948)	12,934

Retail Operations	(9,596)	(5,814)	(19,672)	(15,144)
Exchange rate adjustment	53	67	40	129

Net	(9,543)	(5,747)	(19,632)	(15,015)

AG Interactive	(160,907)	2,222	(161,244)	8,664
Exchange rate adjustment	93	(13)	130	1

Net	(160,814)	2,209	(161,114)	8,665

Non-reportable segments	1,614	263	2,189	2,598

Unallocated	(16,926)	(14,928)	(52,117)	(60,811)
Exchange rate adjustment	(956)	(438)	(1,108)	(559)

Net	(17,882)	(15,366)	(53,225)	(61,370)

	$(228,667)	$44,138	$(207,066)	$111,257

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, are accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

During the quarter ended November 28, 2008, the Corporation recorded severance expense of approximately $7 million related to a cost reduction effort that eliminated approximately 275 positions. The balance of the severance accrual was $10.8 million, $9.6 million and $6.9 million at November 28, 2008, February 29, 2008 and November 23, 2007, respectively.

Deferred Revenue

Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $33.3 million, $37.9 million and $32.5 million at November 28, 2008, February 29, 2008 and November 23, 2007, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

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

Note 16 – Discontinued Operations

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

In February 2007, the Corporation entered into an agreement to sell Learning Horizons. The sale reflects the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in March 2007 and the Corporation received cash proceeds of $2.2 million, which is included in “Cash receipts related to discontinued operations” in the Consolidated Statement of Cash Flows.

The following summarizes the results of discontinued operations:

(In thousands)	Three Months Ended November 23, 2007	Nine Months Ended November 23, 2007
Total revenue	$—	$299

Pre-tax loss from operations	$—	$(47)
(Loss) gain on sale	(161)	34

	(161)	(13)
Income tax (benefit) expense	(57)	304

Loss from discontinued operations, net of tax	$(104)	$(317)

Note 17 – Subsequent Events

On December 30, 2008, the Corporation announced that it had reached an agreement to acquire Recycled Paper. Recycled Paper is a Chicago-based creator and designer of humorous greeting cards with annual net sales of approximately $80 million. Recycled Paper’s humor cards are distributed primarily through mass retail partners, drug stores and specialty retail stores. The transaction is subject to various closing conditions including a Chapter 11 reorganization process being successfully completed for Recycled Paper and other closing conditions.

The agreement providing for the acquisition contemplates that the transaction will be effected pursuant to a so-called “pre-packaged” Chapter 11 reorganization. The reorganization plan is supported by Recycled Paper’s secured creditors and its trade creditors are expected to be paid in full under the plan. Consideration for the acquisition will include a combination of $54.7 million of new 7.375% notes due in 2016 and up to $18.4 million of cash in addition to the $44.2 million investment ($67.1 million of principal) previously made by the Corporation during the second quarter. See Note 13 for further information on the $44.2 million investment. In addition, the Corporation has agreed to provide up to $10 million debtor in possession (DIP) financing to Recycled Paper.

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

Overview

During the third quarter, our results were significantly impacted by the recent deterioration in the global economy. These economic factors led to lower consolidated total revenues and earnings during the third quarter of 2009 compared to the prior year quarter. The most significant items causing the decline in earnings compared to the prior year were the goodwill impairment charges in our AG Interactive segment and United Kingdom (“U.K.”) reporting unit. During the quarter, indicators emerged within these businesses that led us to conclude that an interim goodwill impairment test was required. As a result of the testing, we recorded a preliminary impairment charge to write-off substantially all of the goodwill of these business units, totaling approximately $232 million. In conjunction with this testing, we also tested intangible assets within these businesses and recorded an impairment charge of approximately $11 million in the AG Interactive segment.

Within our Retail Operations segment, weak performance in certain retail stores led to a fixed asset impairment test. As a result of that testing, we recorded an impairment charge of approximately $4 million. Based on the recent performance in this segment, we are currently analyzing our long-term strategy, which may include significant store closures in the near term.

In an effort to reduce costs, drive efficiencies throughout the Corporation and meet the continuing challenges of the economy, we eliminated approximately 275 positions throughout the organization. As a result of this action, the third quarter results included a severance charge of approximately $7 million.

As a consequence of our declining earnings, the quarter included the reversal of approximately $11 million of variable compensation expense, as we do not expect significant variable compensation payments to be made this fiscal year.

The above items are reflected in the Consolidated Statement of Operations as follows:

(In millions)
Material, labor and other production costs	$1.5
Selling, distribution and marketing expenses	7.1
Administrative and general expenses	(8.8)
Goodwill and other intangible assets impairment	242.9

$242.7

The decrease in total revenue, compared to the prior year third quarter, was approximately half due to the impact of foreign currency movements and half due to lower sales of gift packaging products and seasonal cards in the North American Social Expression Products segment. These declines were slightly offset by revenue growth in the International Social Expression Products segment and the AG Interactive segment, both due to recent acquisitions. Revenues were favorably impacted by approximately $4 million related to a scan-based trading (“SBT”) implementation completed in the quarter that had been previously estimated.

In addition to the $243 million impact of the items noted above, earnings declined due to decreased sales, an unfavorable product mix and continued increases in product content costs due to the growth in the sale of technology cards and changes in product design that add creative embellishments to the card lines. These increases in content costs along with the growth in value card sales continue to put downward pressure on our gross margins. Supply chain, scrap and distribution costs continue to be higher than the prior year period as increases in card shipments outpace increases of card net sales. The bankruptcy of a major customer in the U.K. also negatively impacted earnings by approximately $4 million during the third quarter.

Our effective tax rate was 15.5% for the three months ended November 28, 2008. The difference between the effective tax rate and the statutory rate was primarily due to the non-deductible nature of a significant portion of the goodwill impairment charge taken during the quarter.

On December 30, 2008, we announced an agreement to acquire Recycled Paper Greetings, Inc. (“Recycled Paper”). Recycled Paper is a Chicago-based creator and designer of humorous greeting cards with annual net sales of approximately $80 million. Recycled Paper’s humor cards are distributed primarily through mass retail partners, drug stores and specialty retail stores. The transaction is subject to various closing conditions including a Chapter 11 reorganization process being successfully completed for Recycled Paper and other closing conditions.

Results of Operations

Three months ended November 28, 2008 and November 23, 2007

Net loss was $193.3 million, or $4.25 per share, in the third quarter compared to net income of $29.0 million, or $0.52 per share, in the prior year third quarter (all per-share amounts assume dilution).

Our results for the three months ended November 28, 2008 and November 23, 2007 are summarized below:

(Dollars in thousands)	2008	% Total Revenue	2007	% Total Revenue
Net sales	$444,527	97.9%	$475,015	97.8%
Other revenue	9,557	2.1%	10,751	2.2%

Total revenue	454,084	100.0%	485,766	100.0%

Material, labor and other production costs	223,214	49.1%	223,329	46.0%
Selling, distribution and marketing expenses	159,819	35.2%	159,420	32.8%
Administrative and general expenses	50,841	11.2%	60,875	12.5%
Goodwill and other intangible assets impairment	242,889	53.5%	—	0.0%
Other operating income – net	(491)	(0.1)%	(127)	(0.0)%

Operating (loss) income	(222,188)	(48.9)%	42,269	8.7%

Interest expense	6,634	1.5%	4,835	1.0%
Interest income	(947)	(0.2)%	(2,122)	(0.4)%
Other non-operating expense (income) – net	792	0.2%	(4,582)	(1.0)%

(Loss) income from continuing operations before income tax (benefit) expense	(228,667)	(50.4)%	44,138	9.1%
Income tax (benefit) expense	(35,356)	(7.8)%	15,018	3.1%

(Loss) income from continuing operations	(193,311)	(42.6)%	29,120	6.0%
Loss from discontinued operations, net of tax	—	0.0%	(104)	0.0%

Net (loss) income	$(193,311)	(42.6)%	$29,016	6.0%

For the three months ended November 28, 2008, consolidated net sales were $444.5 million, down from $475.0 million in the prior year third quarter. This 6.4%, or approximately $30 million, decrease was primarily the result of lower net sales in our North American Social Expression Products segment of approximately $18 million as well as an unfavorable foreign currency translation impact of approximately $19 million. These decreases were partially offset by higher net sales of approximately $2 million in both our International Social Expression Products and AG Interactive segments. The increased sales in both of these segments are primarily attributable to recent acquisitions.

Net sales of our North American Social Expression Products segment decreased approximately $18 million. The majority of the decrease is attributable to decreased sales of our gift packaging and seasonal card product lines partially offset by an increase in everyday card sales of approximately $5 million and an increase of approximately $4 million related to the SBT implementation discussed above. Sales of our gift packaging product lines were down approximately $23 million while seasonal card sales decreased approximately $4 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $1.2 million from $10.8 million during the three months ended November 23, 2007 to $9.6 million for the three months ended November 28, 2008. On July 20, 2008, we entered into an agreement to sell the Strawberry Shortcake and Care Bears properties and our rights in the Sushi Pack property to Cookie Jar Entertainment Inc. (“Cookie Jar”) for $195.0 million in cash. The transaction was expected to close by September 30, 2008; however, with the recent disruptions in the financial markets, the transaction has not closed. As a result, under the terms of our agreement, we now have the right to solicit offers from third parties to purchase the properties until March 31, 2009. During the period of time between September 30, 2008 and March 31, 2009, Cookie Jar may match any third party offer up to a pre-established threshold.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended November 28, 2008 and November 23, 2007 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2008	2007	2008	2007	2008	2007
Unit volume	4.1%	1.7%	3.4%	4.2%	3.9%	2.3%
Selling prices	(1.6)%	(2.5)%	(6.8)%	(3.3)%	(3.0)%	(2.7)%
Overall increase / (decrease)	2.5%	(0.9)%	(3.7)%	0.8%	0.8%	(0.4)%

During the third quarter, combined everyday and seasonal greeting card sales less returns improved 0.8% compared to the prior year quarter. This increase was driven by everyday card sales, partially offset by lower seasonal card sales. Overall unit growth improved 3.9%, offset by lower selling prices as a result of the continued trend toward a higher mix of value line cards compared to the prior year. The increased volume of value priced card sales is driven by expanded distribution that we have obtained over the past year. This growth in the value priced cards more than offsets the impact of the growth in higher priced technology cards.

Seasonal card sales less returns were down 3.7%, with a 3.4% improvement in unit volume more than offset by a 6.8% decrease in selling prices. The unit volume improvement occurred in the summer seasonal and fall programs. The lower selling prices were due to a higher mix of value priced cards across most seasonal programs compared to the prior year period.

Everyday card sales less returns for the third quarter were up 2.5% compared to the prior year quarter, with unit volume improving 4.1% and selling prices declining 1.6%. The overall improvement of 2.5% was primarily due to the impact of the SBT implementation noted earlier. Net of the SBT impact, improvements within the North American Social Expression Products segment, where continued focus on providing fresh and relevant products to consumers continues to drive unit growth, were partially offset by the International Social Expression Products segment. The lower selling prices were the result of a higher mix of value line cards compared to the prior year.

Expense Overview

During the current quarter, we experienced increased costs as a result of the recent deterioration in the global economy. These higher costs were primarily due to goodwill and other long-lived asset impairment charges and severance charges associated with a workforce reduction effort.

Material, labor and other production costs (“MLOPC”) for the three months ended November 28, 2008 were $223.2 million, essentially flat with the comparable period in the prior year. As a percentage of total revenue, these costs were 49.1% in the current period compared to 46.0% for the three months ended November 23, 2007. The decrease of $0.1 million is due to favorable volume variances of approximately $4 million due to the lower sales level in the current quarter and foreign currency translation impacts of approximately $8 million substantially offset by unfavorable spending and mix of approximately $12 million. The increased spending and mix was due to higher scrap and content related costs such as music, lights and other embellishments in addition to $2 million related to the severance charges incurred as a result of cost reduction efforts.

Selling, distribution and marketing expenses for the three months ended November 28, 2008 were $159.8 million, increasing slightly from $159.4 million for the comparable period in the prior year. The increase is due to higher spending of approximately $8 million partially offset by favorable foreign currency translation of approximately $7 million. The additional spending is directly attributable to the severance charges and higher freight and distribution related costs. Severance expense of approximately $3 million was recorded in the quarter associated with the workforce reduction announced in early December 2008. Also contributing to the increased expense was the fixed asset impairment charge. Due to weak performance in certain of our retail stores, long-lived assets within our Retail Operations segment were reviewed. As a result of that review, an impairment charge of approximately $4 million was recorded.

Administrative and general expenses were $50.8 million for the three months ended November 28, 2008, a decrease from $60.9 million for the three months ended November 23, 2007. The decrease of $10.1 million is primarily related to the reversal of variable compensation expense of approximately $11 million. Based on current operating results, we do not expect to meet the 2009 operating results required to make certain variable compensation payments. Also contributing to the decrease in the current three months is lower postretirement benefit obligation expense of approximately $1 million and favorable foreign currency translation of approximately $2 million. These decreases were partially offset by approximately $2 million of severance charges associated with the workforce reduction discussed above and approximately $3 million of higher bad debt expense due in part to the recent bankruptcy of a major customer in the U.K.

A goodwill and other intangible assets impairment charge of $242.9 million was recorded in the current quarter as indicators emerged during the period that led us to conclude that an impairment test was required prior to the annual test. As a result, impairment was recorded for a reporting unit in the International Social Expression Products segment, located in the U.K., and in our AG Interactive segment. The goodwill impairment charge recorded in the U.K. was $82.1 million, which represents the majority of the goodwill for this reporting unit. The goodwill and intangible asset impairment charges for the AG Interactive segment were $160.8 million, which includes all of the goodwill for AG Interactive. The actual amount of the goodwill impairment charges will not be finalized until we have completed our testing. See Note 9 to the consolidated financial statements for further detail of these impairment charges.

Interest expense for the three months ended November 28, 2008 was $6.6 million, up from $4.8 million for the prior year quarter. The increase of $1.8 million is attributable to increased borrowings on our revolving credit facility and the accounts receivable securitization facility in the current period.

Other non-operating expense (income) – net was $0.8 million of expense in the current year third quarter compared to income of $4.6 million for the three months ended November 23, 2007. The $5.4 million decrease from income to expense is due primarily to a swing from a foreign exchange gain in the prior year quarter to a loss in the current quarter.

The effective tax rate on income from continuing operations was 15.5% and 34.0% for the three months ended November 28, 2008 and November 23, 2007, respectively. The lower effective tax rate in the current quarter is due primarily to the goodwill impairment charge as only a portion of the charge is deductible for tax purposes.

Results of Operations

Nine months ended November 28, 2008 and November 23, 2007

Net loss was $177.7 million, or $3.75 per share, in the nine months ended November 28, 2008 compared to net income of $67.4 million, or $1.21 per share, in the prior year nine months.

Our results for the nine months ended November 28, 2008 and November 23, 2007 are summarized below:

(Dollars in thousands)	2008	% Total Revenue	2007	% Total Revenue
Net sales	$1,242,932	98.0%	$1,258,909	98.1%
Other revenue	25,287	2.0%	24,309	1.9%

Total revenue	1,268,219	100.0%	1,283,218	100.0%

Material, labor and other production costs	586,668	46.3%	547,509	42.7%
Selling, distribution and marketing expenses	465,081	36.7%	444,700	34.6%
Administrative and general expenses	170,564	13.4%	179,461	14.0%
Goodwill and other intangible assets impairment	242,889	19.1%	—	0.0%
Other operating income – net	(1,329)	(0.1)%	(807)	(0.1)%

Operating (loss) income	(195,654)	(15.4)%	112,355	8.8%

Interest expense	16,973	1.3%	14,431	1.1%
Interest income	(2,835)	(0.2)%	(5,855)	(0.4)%
Other non-operating income – net	(2,726)	(0.2)%	(7,478)	(0.6)%

(Loss) income from continuing operations before income tax (benefit) expense	(207,066)	(16.3)%	111,257	8.7%
Income tax (benefit) expense	(29,385)	(2.3)%	43,499	3.4%

(Loss) income from continuing operations	(177,681)	(14.0)%	67,758	5.3%
Loss from discontinued operations, net of tax	—	0.0%	(317)	(0.0)%

Net (loss) income	$(177,681)	(14.0)%	$67,441	5.3%

For the nine months ended November 28, 2008, consolidated net sales were $1.24 billion, down from $1.26 billion in the prior year nine months. This 1.3%, or approximately $16 million, decrease was primarily the result of lower net sales in our North American Social Expression Products segment of approximately $19 million and an unfavorable foreign currency translation impact of approximately $12 million. These decreases were partially offset by higher net sales in our International Social Expression Products segment and our AG Interactive segment of approximately $7 million each.

Net sales of our North American Social Expression Products segment decreased approximately $19 million compared to the prior year nine months. The majority of the decrease is attributable to lower sales of our gift packaging and party goods product lines of approximately $29 million and $5 million, respectively. This decrease is partially offset by increased sales of everyday cards of approximately $14 million.

The increase in our International Social Expression Products segment’s net sales of approximately $7 million was driven by our U.K. operations where the increase was solely driven by the acquisition completed in the first quarter of 2009.

Net sales of our AG Interactive segment increased approximately $7 million. The current year period includes approximately $11 million of revenue from the digital photography acquisitions completed during the second half of 2008. These revenues were partially offset by lower advertising revenues in our online product group.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $1.0 million from $24.3 million during the nine months ended November 23, 2007 to $25.3 million for the nine months ended November 28, 2008.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the nine months ended November 28, 2008 and November 23, 2007 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2008	2007	2008	2007	2008	2007
Unit volume	6.0%	9.3%	9.6%	4.8%	7.0%	8.1%
Selling prices	(2.7)%	(5.5)%	(7.6)%	(3.4)%	(4.0)%	(4.9)%
Overall increase / (decrease)	3.2%	3.3%	1.2%	1.3%	2.6%	2.8%

During the nine months ended November 28, 2008, combined everyday and seasonal greeting card sales less returns improved 2.6%, compared to the prior year nine months, with increases coming from both everyday and seasonal cards. Overall unit growth improved 7.0%, offset by lower selling prices as a result of the continued trend toward a higher mix of value line cards compared to the prior year. The increased volume of value priced card sales is driven by expanded distribution that we have obtained over the past year. This growth in the value priced cards more than offsets the impact of the growth in higher priced technology cards.

Everyday card sales less returns were up 3.2%, compared to the prior year nine months. This improvement was in the North American Social Expression Products segment where continued focus on providing fresh and relevant products to consumers continues to drive unit growth. Overall, unit volume was up 6.0% and selling prices were down 2.7%. The lower selling prices were the result of a higher mix of value line cards compared to the prior year.

Seasonal card unit volume increased 9.6%, driven by improvement in most seasonal programs. Lower selling prices of 7.6% related to a higher mix of value priced cards across most programs compared to the prior year period.

Expense Overview

During the current year period, we experienced increased costs due to both the recent deterioration in the global economy and in our effort to drive profitable sales growth. These higher costs were due to the rollout of the new single priced card line in Canada, added content to our cards, including music, lights and other embellishments, and increased shipments outpacing increased net sales. The current year period also included charges for goodwill and other long-lived asset impairments and severance.

MLOPC for the nine months ended November 28, 2008 were $586.7 million, an increase from $547.5 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 46.3% in the current period compared to 42.7% for the nine months ended November 23, 2007. The increase of $39.2 million is due to unfavorable spending and product mix of approximately $46 million. Volume variances due to the decreased sales volume in the current year period and foreign currency translation impacts decreased MLOPC approximately $1 million and $6 million, respectively. The increased spending and mix is primarily attributable to severance charges, higher scrap and creative content costs, including music, lights and other embellishments, as well as costs associated with the conversion to our new Canadian line of cards.

Selling, distribution and marketing expenses for the nine months ended November 28, 2008 were $465.1 million, increasing from $444.7 million for the comparable period in the prior year. The increase of $20.4 million is due to higher spending of approximately $24 million partially offset by favorable foreign currency translation of approximately $4 million. The additional spending is attributable to severance charges of approximately $3 million and increases in supply chain costs, specifically merchandiser, freight and distribution costs, due to an increase in units shipped. Merchandiser expense increased approximately $10 million and freight and distribution costs each increased approximately $4 million. The fixed asset impairment charge in our Retail Operations segment of approximately $4 million also contributed to the increased expense in the current nine months.

Administrative and general expenses were $170.6 million for the nine months ended November 28, 2008, a decrease from $179.5 million for the nine months ended November 23, 2007. The majority of the decrease of $8.9 million is due to the reversal of variable compensation expense of approximately $11 million as well as favorable foreign currency translation of approximately $1 million. This decrease was partially offset by an increase in bad debt expense of approximately $4 million due in part to the recent bankruptcy of a major customer in the U.K.

A goodwill and other intangible assets impairment charge of $242.9 million was recorded in the third quarter as indicators emerged during the period that led us to conclude that an impairment test was required prior to the annual test. As a result, impairment was recorded for a reporting unit in the International Social Expression Products segment, located in the U.K., and in our AG Interactive segment. The goodwill impairment charge recorded in the U.K. is $82.1 million, which represents the majority of the goodwill for this reporting unit. The goodwill and intangible asset impairment charges for the AG Interactive segment were $160.8 million, which includes all of the goodwill for AG Interactive. The actual amount of the goodwill impairment charges will not be finalized until we have completed our testing. See Note 9 to the consolidated financial statements for further detail of these impairment charges.

Interest expense for the nine months ended November 28, 2008 was $17.0 million, up from $14.4 million for the prior year period. The increase of $2.6 million is attributable to increased borrowings on the revolving credit facility and the accounts receivable securitization facility in the current period.

Other non-operating income – net was $2.7 million in the current year nine months compared to $7.5 million for the nine months ended November 23, 2007. The $4.8 million decrease in income is due primarily to decreased foreign exchange gains in the current period.

The effective tax rate on income from continuing operations was 14.2% and 39.1% for the nine months ended November 28, 2008 and November 23, 2007, respectively. The lower effective tax rate in the current nine months is primarily related to the goodwill impairment, as only a portion of the charge is deductible for tax purposes. The higher effective tax rate in the prior nine months related to several discrete events during that period, primarily agreements reached with the Internal Revenue Service as it closed its audit cycle.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At November 28, 2008, we owned and operated 415 card and gift retail stores in the United States and Canada through our Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. AG Interactive also offers online photo sharing space and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books.

We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	28, 2008	23, 2007		28, 2008	23, 2007
Total revenue	$303,822	$322,150	(5.7)%	$838,156	$857,150	(2.2)%
Segment earnings	34,775	50,850	(31.6)%	100,841	164,219	(38.6)%

Total revenue of our North American Social Expression Products segment for the quarter ended November 28, 2008, excluding the impact of foreign exchange and intersegment items, decreased $18.3 million, or 5.7%, from the prior year period. The majority of the decrease is attributable to decreased sales of our gift packaging and seasonal card product lines partially offset by an increase in everyday card sales of approximately $5 million and an increase of approximately $4 million related to the SBT implementation discussed earlier. Sales of our gift packaging product lines are down approximately $23 million while seasonal card sales have decreased approximately $4 million. Total revenue of our North American Social Expression Products segment for the nine months ended November 28, 2008, excluding the impact of foreign exchange and intersegment items, decreased $19.0 million compared to the prior year period. The majority of the decrease is attributable to lower sales of our gift packaging and party goods product lines of approximately $29 million and $5 million, respectively. This decrease is partially offset by increased sales of everyday cards of approximately $14 million.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $16.1 million in the current three months compared to the three months ended November 23, 2007. The decrease was driven by a combination of lower revenues, increased product content costs and increased supply chain costs. Increased product content costs are a result of increased cards with technology (paper cards that include light and/or sound) and other creative embellishments. Increased supply chain costs were driven by increases in card shipments, which outpaced increases of card net sales. Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $63.4 million during the nine months ended November 28, 2008 compared to the prior year period. The decrease for the nine-month period was primarily due to the combination of lower revenues, increased product content and supply chain costs as described above which impacted segment earnings by approximately $54 million compared to the prior year period. Also contributing to the decrease in earnings is the conversion to the new Canadian card line, which reduced earnings by approximately $8 million in the current nine months.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	28, 2008	23, 2007		28, 2008	23, 2007
Total revenue	$89,365	$86,951	2.8%	$222,429	$215,439	3.2%
Segment (loss) earnings	(80,478)	10,904	—	(79,750)	12,654	—

Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $2.4 million, or 2.8%, and $7.0 million, or 3.2%, for the three and nine months ended November 28, 2008, respectively, compared to the respective periods in the prior year. The majority of the revenue improvement in both the three and nine month periods is attributable to the U.K. acquisition completed in the first quarter of this year. The current year three and nine months include revenue of approximately $4 million and $8 million, respectively, from the acquisition. These increases were partially offset by decreased sales in the U.K. attributable to the recent bankruptcy of a major customer and a buying freeze implemented by another major customer, including on our everyday products.

Segment earnings, excluding the impact of foreign exchange, decreased from earnings of $10.9 million in the prior year quarter to a loss of $80.5 million in the current quarter. Segment earnings, excluding the impact of foreign exchange, decreased $92.4 million in the nine months ended November 28, 2008 compared to the prior year nine months. The decrease in both the three and nine month periods is primarily the result of the goodwill impairment charge of approximately $87 million (approximately $82 million reported above plus approximately $5 million of foreign currency based on the consistent exchange rates utilized for segment reporting purposes). The remaining decrease in earnings was driven primarily by charges taken as a result of the bankruptcy of a major customer.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	28, 2008	23, 2007		28, 2008	23, 2007
Total revenue	$39,994	$41,312	(3.2)%	$119,034	$120,923	(1.6)%
Segment loss	(9,596)	(5,814)	(65.1)%	(19,672)	(15,144)	(29.9)%

Total revenue, excluding the impact of foreign exchange, in our Retail Operations segment decreased $1.3 million, or 3.2%, for the three months ended November 28, 2008, compared to the prior year period due to a 6.8% decrease in same-store sales. For the nine months ended November 28, 2008, total revenue decreased $1.9 million compared to the prior year period, as same-store sales decreased 2.8%. Also contributing to the decrease in both periods is the reduction in store doors. The average number of stores was approximately 4% less than in the prior year period.

Segment earnings, excluding the impact of foreign exchange, was a loss of $9.6 million in the three months ended November 28, 2008, compared to a loss of $5.8 million during the three months ended November 23, 2007. Segment earnings were unfavorably impacted by the lower sales level and lower gross margins, which decreased by approximately 2.9 percentage points, due to increased promotional pricing in the current quarter. For the nine months ended November 28, 2008, segment earnings was a loss of $19.7 million compared to a loss of $15.1 million in the prior year period. Earnings in the current year nine months were unfavorably impacted by a weakening of gross margins as a result of more promotional pricing. Gross margins decreased by approximately 1.9 percentage points. Also contributing to the decrease in earnings in both the three and nine month periods was the fixed asset impairment charge. Due to weak performance in certain of our retail stores, long-lived assets within our Retail Operations segment were reviewed. As a result of that review, an impairment charge of approximately $4 million was recorded. Both the three and nine month periods ended November 28, 2008 were favorably impacted by lower store expenses as a result of the reduction in store doors.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	28, 2008	23, 2007		28, 2008	23, 2007
Total revenue	$20,996	$18,908	11.0%	$62,498	$55,962	11.7%
Segment (loss) earnings	(160,907)	2,222	—	(161,244)	8,664	—

Total revenue of AG Interactive for the three months ended November 28, 2008, excluding the impact of foreign exchange, was $21.0 million compared to $18.9 million in the prior year third quarter. The increased revenue is due to the digital photography acquisitions completed during the second half of 2008 partially offset by lower advertising revenues in our online product group. Total revenue of AG Interactive for the nine months ended November 28, 2008, excluding the impact of foreign exchange, was $62.5 million compared to $56.0 million in the prior year nine months. The current year nine months include approximately $11 million of revenue from the digital photography acquisitions. These revenues were partially offset by lower advertising revenues in our online product group. At the end of the third quarter of 2009, AG Interactive had approximately 4.0 million online paid subscriptions versus 3.7 million at the prior year quarter end.

Segment earnings, excluding the impact of foreign exchange, decreased from earnings of $2.2 million during the quarter ended November 23, 2007 to a loss of $160.9 million for the quarter ended November 28, 2008. Segment earnings, excluding the impact of foreign exchange, decreased from earnings of $8.7 million in the nine months ended November 23, 2007 to a loss of $161.2 million in the current year nine months. The decrease in both the three and nine month periods ended November 28, 2008 compared to the prior year periods is primarily attributable to the goodwill and intangible asset impairments of $160.8 million. The remaining earnings decrease in both periods is due to expenses incurred associated with the digital photo product line, including marketing, intangible asset amortization and technology costs.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of November 23, 2007, has been included.

Operating Activities

Operating activities used $84.2 million of cash during the nine months ended November 28, 2008, compared to providing $42.6 million of cash in the prior year period.

Other non-cash charges were $8.1 million for the nine months ended November 28, 2008, compared to $5.7 million in the prior year period. The increase is primarily due to the fixed asset impairment charges recorded during the current period in our Retail Operations segment.

Other current assets provided $10.5 million of cash from February 29, 2008, compared to $18.2 million in the prior year nine months. The change is attributable to a receivable recorded as part of the termination of several long-term supply agreements in fiscal 2007. The majority of the receivable was collected in the fourth quarter of 2007 and the balance was received in the nine months ended November 23, 2007.

Deferred costs—net generally represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 28, 2008, amortization exceeded payments by $6.0 million; in the nine months ended November 23, 2007, amortization exceeded payments by $14.4 million. For the nine months ended November 23, 2007, deferred costs—net also included the impact of a $15 million reduction of deferred contract costs associated with the termination of a long-term supply agreement and related refund received. See Note 10 to the consolidated financial statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $17.5 million of cash during the nine months ended November 28, 2008, compared to providing $38.4 million in the prior year period. The change was attributable primarily to the reversal of variable compensation expense accruals during the current quarter as well as to differences in the timing of cash payments related to normal course of business accounts payable, accrued liabilities, income taxes and compensation. For example, the timing of the year-end or quarterly period in relation to payroll periods can substantially impact the amount of accrued payroll on a year-over-year basis and thus the related cash outflow in the subsequent period. In addition, incentive-based and profit-sharing accruals at February 29, 2008 were higher than at February 28, 2007 due to our improved financial results in fiscal 2008 compared to fiscal 2007, thus the cash outflow in the current period was higher than the prior year period.

Investing Activities

Investing activities used $103.8 million of cash during the nine months ended November 28, 2008, compared to $81.7 million in the prior year period. The use of cash in the current period is related to cash payments for marketable securities and business acquisitions as well as capital expenditures of $44.3 million. During 2009, we purchased a card publisher and franchised distributor of greeting cards in the U.K. for $15.6 million and we acquired, at a substantial discount, a majority of the distressed first-lien debt securities of Recycled Paper. We paid $44.2 million for this investment.

The use of cash in the prior nine months is related to capital expenditures of $37.4 million as well as cash payments for business acquisitions of $51.3 million. During the third quarter of fiscal 2008, we purchased the assets of Webshots, an online photo and video sharing site, for $45.2 million. Also, the final payment of $6.1 million for the online greeting card business purchased in the second quarter of fiscal 2007 was made during the first quarter of fiscal 2008. These cash outflows were partially offset by cash receipts related to discontinued operations and proceeds from the sale of fixed assets.

Financing Activities

Financing activities provided $137.5 million of cash during the nine months ended November 28, 2008, compared to using $41.2 million during the nine months ended November 23, 2007. The current year source of cash relates primarily to short-term debt borrowings of $227.8 million partially offset by share repurchases and long-term debt repayments. During the nine months ended November 28, 2008, $51.0 million was paid to repurchase approximately 3.4 million shares under our repurchase program compared to $51.8 million used in the nine months ended November 23, 2007 to repurchase approximately 2.1 million shares. We also paid $0.2 million in the current period to repurchase less than 10,000 Class B common shares, in accordance with our Amended Articles of Incorporation, compared to $22.8 million in the prior year nine months to repurchase 0.9 million Class B common shares. During the second quarter of 2009, $22.5 million was paid upon exercise of the put option on our 6.10% senior notes. During the nine months ended November 28, 2008 and November 23, 2007, we paid quarterly dividends of $0.12 and $0.10 per common share, respectively, which totaled $17.1 million and $16.7 million, respectively. In the prior year, our receipt of the exercise price on stock options provided $26.2 million and our additional short-term borrowings provided $23.8 million.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $540 million at November 28, 2008. This included our $450 million senior secured credit facility and our $90 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. We had $224.5 million outstanding under the revolving credit facility and $23.4 million outstanding under the accounts receivable securitization facility at November 28, 2008. In addition to these borrowings, we have, in the aggregate, $25.7 million outstanding under letters of credit, which reduces the total credit availability thereunder.

On September 23, 2008, the revolving credit facility was amended as follows: (1) to permit us to sell our Strawberry Shortcake, Care Bears and Sushi Pack properties; (2) to increase the permitted level of acquisitions that we may make from $200 million to $325 million; (3) to authorize further amendments to our accounts receivable facility to allow our accounts receivable subsidiary, AGC Funding Corporation, to enter into insurance and other transactions that may mitigate credit risks associated with the collection of accounts receivable; and (4) to permit us to grant certain liens to third parties engaged in connection with the production, marketing and exploitation of our entertainment properties.

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

As discussed above, on December 30, 2008, we announced that an agreement had been reached to acquire Recycled Paper. Consideration for the acquisition will include a combination of $54.7 million of new 7.375% notes due in 2016 and up to $18.4 million of cash in addition to the $44.2 million investment we previously made during the second quarter. In addition, we have agreed to provide up to $10 million debtor in possession (DIP) financing to Recycled Paper.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Please refer to the discussion of our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended February 29, 2008. As discussed in Note 9 to the consolidated financial statements, we recorded an estimated impairment charge to reduce the carrying value of our goodwill. We have not completed step two of the impairment test. As a result, an adjustment to the estimated impairment charge may be required when we finalize our analysis, which is expected to be completed during the fourth quarter of 2009.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	the ability to close the acquisition of Recycled Paper, including, if we are unable to acquire Recycled Paper, whether we will be repaid our investment in its first-lien distressed debt securities;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers;

•	if we determine additional retail store closures are necessary;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the ability to successfully integrate acquisitions, including Recycled Paper;

•	the impact of technology on core product sales;

•	the timing and impact of converting customers to a scan-based trading model;

•	the escalation in the cost of providing employee health care;

•	the ability to identify, complete, or achieve the desired benefits associated with productivity improvement projects;

•	the ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh that we may implement;

•	the ability to execute share repurchase programs or the ability to achieve the desired accretive effect from any such share repurchases;

•	the ability to comply with our debt covenants;

•	the ability to successfully complete, or achieve the desired benefits associated with, dispositions, including the sale of the Strawberry Shortcake and Care Bears properties;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators, the public’s acceptance of online greetings and other social expression products, and the ability to gain a leadership position in the digital photo sharing space.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 29, 2008. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 29, 2008, the end of our preceding fiscal year, to November 28, 2008, the end of our most recent fiscal quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended November 28, 2008.

Period	Total Number of Shares Repurchased			Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
September 2008	Class A –	294,700		$16.82	(2)	294,700	(3)	$—
	Class B –	—		—		—
October 2008	Class A –	—		—		—		$—
	Class B –	5,000	(1)	$17.49		—
November 2008	Class A –	—		—		—		$—
	Class B –	—		—		—
Total	Class A –	294,700				294,700	(3)
	Class B –	5,000	(1)			—

(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On January 8, 2008, American Greetings announced that its Board of Directors authorized a program to repurchase up to $100 million of its Class A common shares. There was no set expiration date for this repurchase program and these repurchases were made through a 10b5-1 program in open market or privately negotiated transactions which were intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. This program was completed in September 2008.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

January 7, 2009

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)