Form 10-K
period 2009-02-28
AMERICAN GREETINGS CORP
filed 2009-04-29
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     YES  ☐    NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, August 29, 2008— $692,183,813 (affiliates, for this purpose, have been deemed to be directors, executive officers and certain significant shareholders).

Number of shares outstanding as of April 27, 2009:

CLASS A COMMON—35,919,772

CLASS B COMMON—3,507,512

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

OVERVIEW

Founded in 1906, American Greetings operates predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, party goods, stationery and giftware are manufactured or sold by us in North America, including the United States, Canada and Mexico, and throughout the world, primarily in the United Kingdom, Australia and New Zealand. In addition, our subsidiary, AG Interactive, Inc., distributes social expression products, including electronic greetings, physical products incorporating consumer photos, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. Design licensing is done primarily by our subsidiary AGC, LLC, and character licensing is done primarily by our subsidiaries, Those Characters From Cleveland, Inc. and Cloudco, Inc. Our A.G. Industries, Inc. (doing business as AGI In-Store) subsidiary manufactures custom display fixtures for our products and products of others. As of February 28, 2009, we also owned and operated 341 card and gift retail stores throughout North America. On April 17, 2009, however, we sold our Retail Operations segment, including all of the card and gift store assets.

Our fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2009 refers to the year ended February 28, 2009.

PRODUCTS

American Greetings creates, manufactures and distributes social expression products including greeting cards, gift wrap, party goods, calendars and stationery as well as custom display fixtures. Our major domestic greeting card brands are American Greetings, Carlton Cards, Gibson, Tender Thoughts and Just For You. In addition, on February 24, 2009, we acquired Recycled Paper Greetings (“Recycled Paper” or “RPG”) and now offer Recycled Paper branded greeting card products. On April 17, 2009, we also acquired the Papyrus brand and now offer Papyrus branded products. Our other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, DateWorks calendars and AGI In-Store display fixtures. Electronic greetings and other digital content, services and products are available through our subsidiary, AG Interactive, Inc. Our major Internet brands are AmericanGreetings.com, BlueMountain.com, Egreetings.com, Kiwee.com, PhotoWorks.com and Webshots.com. Through its Webshots and PhotoWorks sites, our AG Interactive business also operates an online photo sharing space and provides consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, online photo albums and photo books. We also create and license our intellectual properties, such as the “Care Bears” and “Strawberry Shortcake” characters. Information concerning sales by major product classifications is included in Part II, Item 7.

BUSINESS SEGMENTS

At February 28, 2009, we operated in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

CONCENTRATION OF CREDIT RISKS

Net sales to our five largest customers, which include mass merchandisers and national drug store and supermarket chains, accounted for approximately 36%, 37% and 36% of total revenue in 2009, 2008 and 2007, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 15%, 16% and 16% of total revenue in 2009, 2008 and 2007, respectively. No other customer accounted for 10% or more of our consolidated total revenue. Approximately 55% of the North American Social Expression Products segment’s revenue in 2009, 2008 and 2007 was attributable to its top five customers. Approximately 40% of the International Social Expression Products segment’s revenue in 2009, 2008 and 2007 was attributable to its top three customers.

CONSUMERS

We believe that women purchase the majority of all greeting cards sold and that the median age of our consumers is approximately 47. We also believe that approximately 86% of American households purchase greeting cards each year, the average number of greeting cards purchased per transaction is approximately 2.7, and consumers make approximately ten card purchasing trips per year.

COMPETITION

The greeting card and gift wrap industries are intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 3,000 greeting card publishers in the United States, ranging from small family-run organizations to major corporations. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our principal competitor is Hallmark Cards, Inc. Based upon our general familiarity with the greeting card and gift wrap industry and limited information as to our competitors, we believe that we are the second-largest company in the industry and the largest publicly owned greeting card company.

The market for consumer photofinishing and digital imaging services is highly competitive and still emerging. Competitive factors include brand awareness, innovative and differentiated products and services, quality and competitive prices. The major competitors in the consumer photofinishing and digital imaging market are Kodak, Snapfish and Shutterfly. In addition to these major competitors, there are numerous other companies that offer online photofinishing services. There are no significant proprietary or other barriers to entry into the digital or consumer photofinishing industry.

PRODUCTION AND DISTRIBUTION

In 2009, our channels of distribution continued to be primarily through mass retail, which is comprised of mass merchandisers, chain drug stores and supermarkets. Other major channels of distribution included card and gift retail stores, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). As of February 28, 2009, we owned and operated 341 card and gift retail stores in the United States and Canada through the Retail Operations segment, which are primarily located in malls and strip shopping centers. Prior to the sale of our Retail Operations segment on April 17, 2009, we also sold our products through these company-owned card and gift retail stores. Following the sale, we will continue to sell products to these stores, but the stores are no longer owned by us. From time to time, we also sell our products to independent, third-party distributors. Our AG Interactive segment provides social expressions content through the Internet and wireless platforms.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques which allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America and the United Kingdom. We also source products from domestic and foreign third party suppliers. The photofinishing products provided through our AG Interactive segment are provided primarily by third party vendors. Additionally, information by geographic area is included in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

Production of our products is generally on a level basis throughout the year. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that have been converted to a scan-based trading (“SBT”) model are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 28, 2009, three of our five largest customers in 2009 conduct business with us under an SBT model. The core of this business model rests with American Greetings owning the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. American Greetings and many of its competitors sell seasonal greeting cards, other seasonal products and everyday cards at certain foreign locations with the right of return. Sales of other products are generally sold without the right of return. Sales credits for these products are issued at our discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8.

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

EMPLOYEES

At February 28, 2009, we employed approximately 9,000 full-time employees and approximately 17,600 part-time employees which, when jointly considered, equate to approximately 17,800 full-time equivalent employees. Approximately 1,600 of our hourly plant employees are unionized and covered by collective bargaining agreements. The following table sets forth by location the unions representing our domestic employees, together with the expiration date of the applicable governing collective bargaining agreement.

Union	Location	Contract Expiration Date
International Brotherhood of Teamsters	Bardstown, Kentucky;	March 20, 2011
	Kalamazoo, Michigan;	April 30, 2015
	Cleveland, Ohio	March 31, 2010
UNITE-HERE Union	Greeneville, Tennessee (Plus Mark)	October 19, 2011

Other locations with unions are the United Kingdom, Mexico and Australia. We believe that labor relations at each location where we operate have generally been satisfactory.

SUPPLY AGREEMENTS

In the normal course of business, we enter into agreements with certain customers for the supply of greeting cards and related products. We view the use of such agreements as advantageous in developing and maintaining business with our retail customers. Under these agreements, the customer typically receives from American Greetings a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from us over the stated term of the agreement or the effective time period of the agreement to meet a minimum purchase volume commitment. The agreements are negotiated individually to meet competitive situations and, therefore, while some aspects of the agreements may be similar, important contractual terms vary. The agreements may or may not specify American Greetings as the sole supplier of social expression products to the customer. In the event an agreement is not completed, in most instances, we have a claim for unearned advances under the agreement.

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain an allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to our estimate of its value based upon expected recovery. These agreements are accounted for as deferred costs. Losses attributed to these specific events have historically not been material. The balances and movement of the valuation allowance accounts are disclosed on Schedule II of this Annual Report on Form 10-K. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, and the discussion under the “Deferred Costs” heading in the “Critical Accounting Policies” in Part II, Item 7 for further information and discussion of deferred costs.

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

You should carefully consider each of the risks and uncertainties we describe below and all other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business, financial condition, cash flows or results of operations. Additional information on risk factors is included in Item 1.—Business and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our business, results of operations and financial condition may be adversely affected by volatility in the demand for our products, which may be adversely affected by factors outside of our control.

Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general economic conditions, interest rates, the availability of consumer credit, taxation, the effects of war, terrorism, fuel prices and consumer confidence in future economic conditions, all of which are beyond our control. Economic conditions have recently deteriorated significantly in the United States, and worldwide, and may remain depressed for the foreseeable future. Because consumer purchases of our products decline during periods of economic downturn, when disposable income is lower, our revenues and earnings have been adversely affected and may continue to be if the global economic downturn continues.

The growth of our greeting card business is critical to future profitability and cash flow.

One of our key business strategies has been to gain profitable market share by revamping our core greeting card business. Although the majority of the expense associated with these efforts has now been incurred, the need to continuously update and refresh our product offerings is an ongoing, evolving process that will continue to impact net sales, earnings and cash flows over future periods. The actual amount and timing of the expenditures will depend on the success of the strategy and the schedules of our retail partners. Moreover, our long-term success will depend in part on how well we implement our strategy to revamp the greeting card business and we cannot assure you that this strategy will either increase our revenue or profitability. Even if we are able to implement, to a significant degree, this strategy, we may experience systemic, cultural and operational challenges that may prevent any significant increase in profitability or that may otherwise negatively influence our cash flow. In addition, even if our strategy is successful, our profitability may be adversely affected if consumer demand for lower priced, value cards continues to expand, thereby eroding our average selling prices. Our strategy may also have flaws and may not be successful. For example, we may not be able to anticipate or respond in a timely manner to changing customer demands and preferences for greeting cards. If we misjudge the market, we may significantly overstock unpopular products and be forced to grant significant credits or accept significant returns, which would have a negative impact on our results of operations and cash flows. Conversely, shortages of key items could materially and adversely impact our results of operations and financial condition.

We rely on a few mass-market retail customers for a significant portion of our sales.

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers and chain drug stores, accounted for approximately 36%, 37% and 36% of total revenue for fiscal years 2009, 2008 and 2007, respectively. Approximately 55% of the North American Social Expression Products segment’s revenue in 2009, 2008 and 2007 was attributable to its top five customers, and approximately 40% of the International Social Expression Products segment’s revenue in 2009, 2008 and 2007 was attributable to its top three customers. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 15%, 16% and 16% of total revenue in 2009, 2008 and 2007, respectively. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations and financial condition.

We operate in extremely competitive markets, and our business, results of operations and financial condition will suffer if we are unable to compete effectively.

We operate in highly competitive industries. There are an estimated 3,000 greeting card publishers in the United States ranging from small family-run organizations to major corporations. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our main competitor, Hallmark Cards, Inc., may have substantially greater financial, technical or marketing resources, a greater customer base, stronger name recognition and a lower cost of funds than we do. That competitor may also have longstanding relationships with certain large customers to which it may offer products that we do not provide, putting us at a competitive disadvantage. As a result, this competitor as well as other competitors that may be smaller than us, may be able to:

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

Many of our largest customers are mass-market retailers. The mass-market retail channel in the U.S. has experienced significant shifts in market share among competitors in recent years. In addition, the retail industry in general has experienced significant declines due to the worldwide downturn in the economy and decreasing consumer demand. As a result, retailers have experienced liquidity problems and some have been forced to file for bankruptcy protection. There is a risk that certain of our key customers will not pay us, or that payment may be delayed because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts and may require us to write-off deferred cost assets. Additionally, our business, results of operations and financial condition could be materially and adversely affected if certain of these mass-market retailers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores they operate. For example, in the United Kingdom, the bankruptcy of a major customer and another major customer implementing buying freezes during fiscal 2009 contributed to our recording a goodwill impairment with respect to one reporting unit located in the United Kingdom within the International Social Expression Products segment.

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

The social expression industry is a seasonal business, with sales generally being higher in the second half of our fiscal year due to the concentration of major holidays during that period. Consequently, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flows and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels, since we usually order and manufacture merchandise in advance of peak selling periods and sometimes before new trends are confirmed by customer orders or consumer purchases. We must carry significant amounts of inventory, especially before the holiday season selling period. If we are not successful in selling the inventory during the holiday period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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

We seek to register our trademarks and file for patents on significant inventions in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. In addition, our confidentiality agreements with some employees or others may not provide adequate protection in the event of unauthorized use or disclosure of our proprietary information, or if our proprietary information otherwise becomes known, or is independently developed by competitors.

We may not realize the full benefit of the material we license from third parties if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

An important part of our business involves obtaining licenses to produce products based on various popular brands, character properties, designs and other licensed material owned by third parties. Such license agreements usually require that we pay an advance and/or provide a minimum royalty guarantee that may be substantial, and in some cases may be greater than what we will be able to recoup in profits from actual sales, which could result in write-offs of such amounts that would adversely affect our results of operations. In addition, we may acquire or renew licenses requiring minimum guarantee payments that may result in us paying higher effective royalties if the overall benefit of obtaining the license outweighs the risk of potentially losing, not renewing or otherwise not obtaining a valuable license. When obtaining a license, we realize there is no guarantee that a particular licensed property will make a successful greeting card or other product in the eye of the ultimate consumer. Furthermore, there can be no assurance that a successful licensed property will continue to be successful or maintain a high level of sales in the future. In the event that we are not able to acquire or maintain advantageous licenses, our business, results of operations and financial condition may be materially and adversely affected.

We are subject to a number of restrictive covenants under our borrowing arrangements, which could affect our flexibility to fund ongoing operations, uses of capital and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements.

The terms of our borrowing arrangements contain a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in such activities as borrowing and making investments, capital expenditures and distributions on our capital stock, and engaging in mergers, acquisitions and asset sales. We are also subject to customary financial covenants, including a leverage ratio and an interest coverage ratio. These covenants restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These borrowing arrangements are described in more detail in “Liquidity and Capital Resources” under Item 7 and in Note 11 to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. Compliance with some of these covenants is based on financial measures derived from our operating results. If economic conditions deteriorate, we may experience material adverse impacts to our business and operating results, such as through reduced customer demand. A decline in our business could make us unable to maintain compliance with these financial covenants, in which case, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital, including by limiting our ability to make acquisitions and dispositions, pay dividends and repurchase our stock. In addition, if we our unable to maintain compliance with our financial covenants or otherwise breach the covenants that we are subject to under our borrowing arrangements, our lenders could demand immediate payment of amounts outstanding and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all. In addition, our credit agreement is secured by substantially all of our domestic assets, including the stock of certain of our subsidiaries. If we cannot repay all amounts that we have borrowed under our credit agreement, our lenders could proceed against our assets.

Difficulties in integrating acquisitions could adversely affect our business and we may not achieve the cost savings and increased revenues anticipated as a result of these acquisitions.

We recently acquired two photo sharing and personal publishing businesses, the greeting card company Recycled Paper Greetings, and the Papyrus brand and associated wholesale division of Schurman Fine Papers (“Schurman”), which supplies Papyrus brand greetings cards primarily to leading specialty, mass, grocery and drug store channels. In addition, we continue to regularly evaluate potential acquisition opportunities to support and strengthen our business. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire candidates on acceptable terms or integrate acquired businesses successfully. Future acquisitions could cause us to take on additional compliance obligations as well as incur debt, dilution, contingent liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets, which may materially and adversely affect our business, results of operations and financial condition.

Integrating our recent acquisitions, as well as future businesses that we may acquire, involves significant challenges. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of these acquired businesses will also require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day operations. The process of integrating operations may also cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty and distraction during the integration process may also disrupt our business. Our strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of our products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control. In particular, we may not be able to realize the benefits of anticipated integration of sales forces, asset rationalization, systems integration, and more comprehensive product and service offerings.

If Schurman Fine Papers is unable to operate its retail stores successfully, it could have a material adverse effect on us.

On April 17, 2009, we sold our Retail Operations segment, including all 341 of our card and gift retail store assets, to Schurman, which will operate stores under the American Greetings, Carlton Cards and Papyrus brands. The failure of Schurman to operate the retail stores successfully could have a material adverse effect on us, our reputation and our brands, and could materially adversely affect our business, financial condition, and results of operations, because, under the terms of the transaction, we will remain subject to certain of the Retail Operations store leases on a contingent basis through our subleasing of stores to Schurman. We are also the predominant supplier of greeting cards and other social expression products to the retail stores, and we have provided credit support to Schurman, including up to $24.0 million of guarantees in favor of the lenders under Schurman’s senior revolving credit facility as described in our Current Report on Form 8-K, dated April 20, 2009. In addition, although we do not control Schurman, because Schurman is licensing the “Papyrus,” “American Greetings” and “Carlton Cards” names for the retail stores, actions taken by Schurman may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands.

We may be unsuccessful in increasing revenues or generating a profit from the recent acquisitions of PhotoWorks and Webshots in the digital services markets, which could adversely affect our results of operations.

Our recent acquisitions of two photo sharing and personal publishing businesses are designed to provide us with an entry into the online photo sharing space, a significant number of unique visitors and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books. However, the market for consumer photofinishing and digital imaging services is highly competitive and still emerging. The major competitors in our market are Kodak, Snapfish and Shutterfly. In addition to these major competitors, there are numerous other companies that offer online photofinishing services. Even if we establish a strong position among consumers for digital products and services, we may not be able to generate significant revenues or a profit from this market. The photography industry is also currently characterized by rapidly evolving technology and consumer demand for services and products. The introduction of digital services and products that use new technologies could render existing services and products obsolete. Our future success in this market will depend on our ability to adapt to new technologies and develop new or modify existing services, products and marketing techniques to satisfy changing consumer needs and attract new customers.

We may be unsuccessful in completing the divestiture of the Strawberry Shortcake and Care Bears properties.

We have entered into agreements to sell our Strawberry Shortcake and Care Bears properties for net proceeds to us of approximately $76.0 million. If this transaction fails to close, it could limit some of our financial flexibility due to the absence of additional liquidity that would have been available from the proceeds of the transaction. For information regarding the proposed divestiture of these properties, see Note 19 to the Consolidated Financial Statements included in Part II, Item 8.

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

If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and results of operations could be materially adversely affected.

We are party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. In particular, approximately 1,600 of our employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

We are subject to numerous federal and state regulations governing product safety including, but not limited to, those regulations enforced by the Consumer Product Safety Commission. A failure to comply with such regulations, or concerns about product safety, may lead to a recall of selected products. We have experienced, and in the future may experience, recalls and defects or errors in products after their production and sale to customers. Such recalls and defects or errors could result in the rejection of our products by our retail customers and consumers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm our business. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. Governmental agencies could pursue us and issue civil fines and/or criminal penalties for a failure to comply with product safety regulations. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Additionally, we may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of our products, product liability claims, absence or cost of insurance and administrative costs associated with recalls could harm our reputation, increase costs or reduce sales.

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

Our authorized capital stock consists of Class A common shares and Class B common shares. The economic rights of each class of common shares are identical, but the voting rights differ. Class A common shares are entitled to one vote per share and Class B common shares are entitled to ten votes per share. There is no public trading market for the Class B common shares, which are held by members of the extended family of American Greetings’ founder, officers and directors of American Greetings and their extended family members, family trusts, institutional investors and certain other persons. As of April 28, 2009, Morry Weiss, the Chairman of the Board of Directors, Zev Weiss, the Chief Executive Officer, Jeffrey Weiss, the President and Chief Operating Officer, and Erwin Weiss, the Senior Vice President, Enterprise Resource Planning, together with other members of the Weiss family and certain trusts and foundations established by the Weiss family beneficially owned approximately 90% in the aggregate of our outstanding Class B common shares (approximately 87%, excluding stock options that are presently exercisable or exercisable within 60 days of April 28, 2009), which, together with Class A common shares beneficially owned by them, represents approximately 50% of the voting power of our outstanding capital stock (approximately 43%, excluding stock options that are presently exercisable or exercisable within 60 days of April 28, 2009). Accordingly, these members of the Weiss family, together with the trusts and foundations established by them, would be able to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation or Code of Regulations, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with your interests. The existence of these levels of ownership concentrated in a few persons makes it less likely that any other shareholder will be able to affect our management or strategic direction. These factors may also have the effect of delaying or preventing a change in our management or voting control or our acquisition by a third party.

Our charter documents and Ohio law may inhibit a takeover, which could adversely affect the market price of our common shares.

Certain provisions of Ohio law and our charter documents, together or separately, could have the effect of making it more difficult or discouraging for a third party to acquire or attempt to acquire control of American Greetings and limit the price that certain investors might be willing to pay in the future for our common shares. For example, our charter documents establish a classified board of directors, serving staggered three-year terms, allow the removal of directors only for cause, and establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings. In addition, while shareholders do have the right to cumulative voting in the election of directors, Class B common shares have ten votes per share.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 28, 2009, we own or lease approximately 10 million square feet of plant, warehouse and office space throughout the world, of which approximately 365,000 square feet is leased space. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes, as of February 28, 2009, our principal plants and materially important physical properties and identifies as of such date the respective segments that use the properties described. In addition to the following, as of February 28, 2009, our Retail Operations segment owned and operated approximately 341 card and gift retail stores throughout North America. Most of these stores operate on premises that we lease from third parties.

* —Indicates calendar year

Location	Approximate Square Feet Occupied		Expiration Date of Material Leases *	Principal Activity
	Owned	Leased
Cleveland,(1)(3)(4)(5) Ohio	1,700,000			World Headquarters: General offices of North American Greeting Card Division; Plus Mark, Inc.; Carlton Cards Retail, Inc.; AG Interactive, Inc.; and AGC, LLC; creation and design of greeting cards, gift wrap, party goods, stationery and giftware; marketing of electronic greetings

Bardstown,(1) Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards

Danville,(1) Kentucky	1,374,000			Distribution of everyday products including greeting cards

Osceola,(1) Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products

Ripley,(1)	165,000			Greeting card printing (lithography)
Tennessee

Kalamazoo,(1)	602,500			Manufacture and distribution of party goods
Michigan

Forest City,(5) North Carolina	498,000			Manufacture of display fixtures and other custom display fixtures by A.G. Industries, Inc.

Location	Approximate Square Feet Occupied		Expiration Date of Material Leases *	Principal Activity
	Owned	Leased
Greeneville,(1) Tennessee (Two Locations)	1,410,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark, Inc.

Chicago,(1) Illinois		145,000	2018	Recycled Paper Greetings administrative office

University Park,(1) Illinois		182,000	2010	Recycled Paper Greetings warehousing and distribution

Toronto,(1) Ontario, Canada		38,000	2018	General office of Carlton Cards Limited (Canada)

Clayton,(2) Australia	208,000			General offices of John Sands companies
Dewsbury,(2) England (Two Locations)	441,500			General offices of UK Greetings Ltd. and manufacture and distribution of greeting cards and related products

Corby, England(2)	85,000			Distribution of greeting cards and related products

Telford,(2) England	55,000			General offices and distribution for UK Greetings Ltd.

Mexico City,(1) Mexico	89,000			General offices of Carlton Mexico, S.A. de C.V. and distribution of greeting cards and related products

1	North American Social Expression Products
2	International Social Expression Products
3	Retail Operations
4	AG Interactive
5	Non-reportable

Item 3.	Legal Proceedings

On March 20, 2009 a shareholder derivative complaint was filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the Electrical Workers Pension Fund, Local 103, I.B.E.W., against certain of our current and former officers and directors. The suit alleges that the named parties breached their fiduciary duties to the Corporation by, among other things, backdating stock options granted to our officers and directors, accepting backdated options and/or causing the Corporation to file false and misleading financial statements. The suit seeks an unspecified amount of damages from the named parties and modifications to our corporate governance policies. On April 16, 2009, the individual defendants removed the matter to the United States District Court for the Northern District of Ohio, Eastern Division. Management believes the allegations made in the complaint are without merit and the defendants intend to vigorously defend this action. We currently do not believe that the impact of this lawsuit, if any, will have a material adverse effect on our financial position, liquidity or results of operations. We currently believe that any liability will be covered by insurance coverage available with financially viable insurance companies, subject to self-insurance retentions and customary exclusions, conditions, coverage gaps, and policy limits, as well as insurer solvency.

In addition to the foregoing, we are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth our executive officers, their ages as of April 29, 2009, and their positions and offices:

Name	Age	Current Position and Office
Morry Weiss	68	Chairman
Zev Weiss	42	Chief Executive Officer
Jeffrey Weiss	45	President and Chief Operating Officer
John W. Beeder	49	Senior Vice President, Executive Sales and Marketing Officer
John S. N. Charlton	62	Senior Vice President, International and Managing Director, UK Greetings
Michael L. Goulder	49	Senior Vice President, Executive Supply Chain Officer
Thomas H. Johnston	61	Senior Vice President, Creative/Merchandising; President, Carlton Cards Retail
Catherine M. Kilbane	46	Senior Vice President, General Counsel and Secretary
Brian T. McGrath	58	Senior Vice President, Human Resources
Stephen J. Smith	45	Senior Vice President and Chief Financial Officer
Erwin Weiss	60	Senior Vice President, Enterprise Resource Planning
Joseph B. Cipollone	50	Vice President, Corporate Controller
Josef Mandelbaum	42	CEO—AG Intellectual Properties
Douglas W. Rommel	53	Vice President, Information Services

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

•

John W. Beeder held various positions with Hallmark Cards, Inc. since 1983, most recently as Senior Vice President and General Manager – Greeting Cards from 2002 to 2006. Thereafter, Mr. Beeder served as the President and Chief Operating Officer of Handleman Corporation (international music distribution company) in 2006, and the Managing Partner and Chief Operating Officer of Compact Clinicals (medical publishing company) in 2007. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in April 2008.

•

John S. N. Charlton was Managing Director of the Consumer Products Division of Pentland Group plc in the United Kingdom from 1988 until 1998, and Managing Director of UK Greetings Ltd. (a wholly-owned subsidiary of American Greetings) from 1998 until becoming Senior Vice President, International in October 2000.

•

Michael L. Goulder was a Vice President in the management consulting firm of Booz Allen Hamilton from October 1998 until September 2002. He became a Senior Vice President of the Corporation in November 2002 and is currently the Senior Vice President, Executive Supply Chain Officer.

•

Thomas H. Johnston was Managing Director of Gruppo, Levey & Co., an investment banking firm focused on the direct marketing and specialty retail industries, from November 2001 until May 2004, when he became Senior Vice President and President of Carlton Cards Retail. Mr. Johnston became Senior Vice President, Creative/Merchandising in December 2004.

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

•

Josef Mandelbaum has held various positions with the Corporation since joining in 1995, including most recently President and Chief Executive Officer of the Corporation’s subsidiary, AG Interactive, Inc. from May 2000 until becoming CEO – AG Intellectual Properties, which consists of the Corporation’s AG Interactive, outbound licensing and entertainment businesses, in February 2005.

•

Douglas W. Rommel has held various positions with the Corporation since joining in 1978, including most recently Executive Director of e-business within the Information Services division from July 2000 until becoming Vice President, Information Services in November 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.    Our Class A common shares are listed on the New York Stock Exchange under the symbol AM. The high and low sales prices, as reported in the New York Stock Exchange listing, for the years ended February 28, 2009 and February 29, 2008, were as follows:

	2009		2008
	High	Low	High	Low
1st Quarter	$19.99	$16.95	$26.26	$22.23
2nd Quarter	19.14	11.69	29.10	22.12
3rd Quarter	18.45	7.85	28.49	22.65
4th Quarter	13.04	3.73	24.35	17.77

There is no public market for our Class B common shares. Pursuant to our Amended and Restated Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to American Greetings for purchase at the most recent closing price for our Class A common shares. If we do not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer.

National City Bank, Cleveland, Ohio, is our registrar and transfer agent.

Shareholders.    At February 28, 2009, there were approximately 14,700 holders of Class A common shares and 156 holders of Class B common shares of record and individual participants in security position listings.

Dividends.    The following table sets forth the dividends declared by us in 2009 and 2008.

Dividends per share declared in	2009		2008
1st Quarter	$0.12		$0.10
2nd Quarter	0.12		0.10
3rd Quarter	0.12		0.10
4th Quarter	0.24	*	0.10

Total	$0.60		$0.40

Although we expect to continue paying dividends, payment of future dividends will be determined by the Board of Directors in light of appropriate business conditions. In addition, our borrowing arrangements, including our senior secured credit facility and our 7.375% Notes due 2016 restrict our ability to pay shareholder dividends. Our borrowing arrangements also contain certain other restrictive covenants that are customary for similar credit arrangements. For example, our credit facility contains covenants relating to financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, repurchases of capital stock, acquisitions and transactions with affiliates. There are also financial covenants that require us to maintain a maximum leverage ratio (consolidated indebtedness minus unrestricted cash over consolidated EBITDA) and a minimum interest coverage ratio (consolidated EBITDA over consolidated interest expense). These restrictions are subject to customary baskets and financial covenant tests. For a further description of the limitations imposed by our borrowing arrangements, see the discussion in Part II, Item 7, under the heading “Liquidity and Capital Resources,” and Note 11 to the Consolidated Financial Statements included in Part II, Item 8.

*	We generally pay dividends on a quarterly basis. During the fourth quarter of fiscal 2009, however, two dividends were declared, but only one dividend of $0.12 per share was paid in the fourth quarter. The other $0.12 per share dividend was paid in the first quarter of fiscal 2010.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG

AMERICAN GREETINGS CORPORATION, THE S&P 400 INDEX AND PEER GROUP INDEX

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the our Class A common shares with the cumulative total return of hypothetical investments in the S&P 400 Index, and the Peer Group based on the respective market price of each investment at February 27, 2004, February 28, 2005, February 28, 2006, February 28, 2007, February 29, 2008 and February 27, 2009.

	2/04	2/05	2/06	2/07	2/08	2/09
American Greetings	$100	$109	$94	$106	$87	$18
S & P 400	$100	$112	$132	$144	$137	$80
Peer Group*	$100	$113	$107	$123	$117	$81

Source:	Bloomberg L.P.

*Peer Group

Blyth Inc. (BTH)	Fossil Inc. (FOSL)	McCormick & Co.-Non Vtg Shrs (MKC)
Central Garden & Pet Co. (CENT)	Jo-Ann Stores Inc. (JAS)	Scotts Miracle-Gro Co. (The) – CL A (SMG)
CSS Industries Inc. (CSS)	Lancaster Colony Corp. (LANC)	Tupperware Brands Corp. (TUP)

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

(b) Not applicable.

(c) The following table provides information with respect to our purchases of our common shares made during the three months ended February 28, 2009.

Period	Total Number of Shares Purchased			Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 2008	Class A –	—		—		—		$—
	Class B –	500	(1)	$9.82		—

January 2009	Class A –	1,375,000		$5.14	(2)	1,375,000	(3)	$67,937,453
	Class B –	—		—		—

February 2009	Class A –	3,500,000		$4.88	(2)	3,500,000	(3)	$50,842,340
	Class B –	—		—		—

Total	Class A –	4,875,000				4,875,000	(3)
	Class B –	500	(1)			—

(1)	There is no public market for our Class B common shares. Pursuant to our Amended and Restated Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program and the repurchases reflected above were made through a 10b5-1 program in open market or privately negotiated transactions, which were intended to be in compliance with the SEC’s Rule 10b-18.

Item 6.	Selected Financial Data

Thousands of dollars except share and per share amounts

	2009	2008	2007	2006	2005
Summary of Operations
Net sales	$1,646,399	$1,730,784	$1,744,798	$1,875,472	$1,871,386
Total revenue	1,690,738	1,776,451	1,794,290	1,928,136	1,935,109
Goodwill and other intangible assets impairment	290,166	—	2,196	43,153	—
Interest expense	22,854	20,006	34,986	35,124	79,397
(Loss) income from continuing operations	(227,759)	83,320	39,938	89,219	67,605
(Loss) income from discontinued operations, net of tax	—	(317)	2,440	(4,843)	27,674
Net (loss) income	(227,759)	83,003	42,378	84,376	95,279
(Loss) earnings per share:
(Loss) income from continuing operations	(4.89)	1.54	0.69	1.35	0.99
(Loss) income from discontinued operations, net of tax	—	(0.01)	0.04	(0.07)	0.40
(Loss) earnings per share	(4.89)	1.53	0.73	1.28	1.39
(Loss) earnings per share—assuming dilution	(4.89)	1.52	0.71	1.16	1.25
Cash dividends declared per share	0.60	0.40	0.32	0.32	0.12
Fiscal year end market price per share	3.73	18.82	23.38	20.98	24.63
Average number of shares outstanding	46,543,780	54,236,961	57,951,952	65,965,024	68,545,432

Financial Position
Accounts receivable—net	$ 63,281	$ 61,902	$ 104,000	$ 139,385	$ 179,833
Inventories	203,873	216,671	182,618	213,109	216,255
Working capital	217,990	237,049	425,228	603,797	828,484
Total assets	1,433,788	1,804,428	1,778,214	2,218,962	2,524,207
Property, plant and equipment additions	55,733	56,623	41,716	46,177	47,179
Long-term debt	389,473	220,618	223,915	300,516	486,087
Shareholders’ equity	529,189	943,411	1,012,574	1,220,025	1,386,780
Shareholders’ equity per share	13.05	19.35	18.37	20.22	20.09
Net return on average shareholders’ equity from continuing operations	(30.9%)	8.5%	3.6%	6.8%	5.1%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Founded in 1906, we are the world’s largest publicly owned creator, manufacturer and distributor of social expression products. Headquartered in Cleveland, Ohio, as of February 28, 2009, we employ approximately 17,800 associates around the world and are home to one of the world’s largest creative studios.

Our major domestic greeting card brands are American Greetings, Carlton Cards, Gibson, Tender Thoughts and Just For You and other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, DateWorks calendars and AGI In-Store display fixtures. We also create and license our intellectual properties such as the Care Bears and Strawberry Shortcake characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings and other content for the digital marketplace. Our major Internet brands are AmericanGreetings.com, BlueMountain.com, Egreetings.com, Kiwee.com, PhotoWorks.com and WebShots.com. As of February 28, 2009, the Retail Operations segment owned and operated 341 card and gift retail stores throughout North America.

Our international operations include wholly-owned subsidiaries in the United Kingdom (“U.K.”), Canada, Australia, New Zealand and Mexico, as well as licensees in approximately 60 other countries.

We experienced difficult industry conditions during 2009 as the global economic slowdown increased in severity throughout the course of the year, particularly during the second half of the year, which is critical to the social expressions industry due to the concentration of major holidays during that period. These industry conditions were characterized by lower customer traffic in retail stores, less consumer spending due to economic uncertainties and a number of retailer bankruptcies. These circumstances significantly impacted our results during 2009, leading to lower revenues and earnings throughout the Corporation.

In addition, these conditions led to several significant asset impairments during the second half of 2009. Due to declining results, uncertainties regarding future forecasts and our declining stock price, we recorded goodwill, intangible asset and fixed asset impairments totaling approximately $296 million during 2009.

These difficult times also provided opportunities that we have leveraged to position ourselves for future success. Our pursuit of these opportunities have led to the following business transactions:

•	February 24, 2009 acquisition of Recycled Paper Greetings;

•

April 17, 2009 acquisition of the Papyrus trademark and wholesale business division of Schurman Fine Papers that supplies Papyrus brand greeting cards to specialty, mass, grocery and drug store channels; and

•	April 17, 2009 divestiture of our Retail Operations segment.

These actions continue the strategy of focusing on growing our core greeting card business and divesting non-core businesses. The additions of RPG and Papyrus provide us with an opportunity for new innovations and ideas. These acquisitions align with our corporate strategy to grow our business by building on our core competency of greeting cards. RPG has a history of creating humorous and alternative greeting cards with a unique style and tone to meet consumers’ needs. The Papyrus brand provides the opportunity to serve a consumer with distinct tastes, one that appreciates the Papyrus approach to design and quality. These acquisitions allow us to focus our efforts and stay true to our vision of providing relevant and compelling products to consumers.

In addition to the above transactions, in March 2009, we came to an agreement with a potential buyer for our Strawberry Shortcake and Care Bears properties. We expect to receive approximately $76 million for our rights in the properties. The tight credit markets have created difficulty in completing this transaction. There are still hurdles to finalizing the transaction, but we are moving forward with the goal of closing the transaction during fiscal 2010.

Looking forward to fiscal 2010, we expect the economy to remain challenging at least through the first half of the year. While we hope to see improvement later in the year, our strategy is to remain conservative until that time. We have taken actions to reduce costs, including significant headcount reductions during the recent fourth quarter, and are taking further actions to lower manufacturing costs, improve the efficiency of our supply chain and eliminate non-essential discretionary spending. Over the past several years we have incurred significant costs associated with our investment in cards strategy, which focused on improving the design, production, display and promotion of our cards, creating relevant and on-trend products, brought to market quickly and merchandised in a manner that enhances the shopping experience. That strategy, combined with the acquisitions, divestiture and cost savings programs described above, positions us to both withstand the current economic conditions and to be well positioned when the economy begins to improve.

We expect the divestiture of our retail stores, net of the acquisitions of RPG and the Papyrus wholesale business, to negatively impact fiscal 2010 revenues approximately 2%. We also expect that earnings will be negatively impacted in fiscal 2010 due to the transaction and transition expenses we will incur during the period relating to these transactions. Additionally, other revenue, primarily royalty revenue, may be lower in fiscal 2010 based on the anticipated sale of the Strawberry Shortcake and Care Bears properties.

We recognized a net loss of $227.8 million in 2009 compared to net income of $83.0 million in 2008, on total revenue of $1.69 billion in 2009 compared to $1.78 billion in 2008.

The lower consolidated revenues were significantly impacted by unfavorable foreign currency movements, which accounted for approximately half of the total revenue decline. In addition, revenues were lower in all segments except the AG Interactive segment and our non-reportable segments (which include the fixtures and licensing businesses). The increased revenue in the AG Interactive segment was primarily due to the digital photography acquisitions completed during the second half of 2008 partially offset by lower advertising revenues. Revenues in the North American Social Expression Products segment declined primarily due to lower sales of gift packaging products, party goods and specialty products, partially offset by the favorable impact of fewer SBT implementations compared to the prior year. Revenues were lower within the International Social Expression Products segment due to our U.K. business that was significantly impacted by the general economic downturn, with the bankruptcy of one major customer, a buying freeze by another major customer and a general decline in sales to most customers during the fourth quarter. The Retail Operations segment revenue decreased due to both fewer stores and the decrease in same-store sales, particularly during the fourth quarter.

In addition to the $296 million of impairments discussed above, earnings declined due to decreased revenue, an unfavorable product mix and continued increases in product content costs due to the growth in the sale of technology cards and changes in product design that add creative embellishments to the card lines. These increases in content costs along with the growth in value card sales put downward pressure on our gross margins. Supply chain, scrap and distribution costs were higher than the prior year as increases in card shipments outpaced increases of card unit sales.

RESULTS OF OPERATIONS

Comparison of the years ended February 28, 2009 and February 29, 2008

In 2009, net loss was $227.8 million, or $4.89 per diluted share, compared to net income of $83.0 million, or $1.52 per diluted share, in 2008.

Our results for 2009 and 2008 are summarized below:

(Dollars in thousands)	2009	% Total Revenue	2008	% Total Revenue
Net sales	$1,646,399	97.4%	$1,730,784	97.4%
Other revenue	44,339	2.6%	45,667	2.6%

Total revenue	1,690,738	100.0%	1,776,451	100.0%
Material, labor and other production costs	809,956	47.9%	780,771	43.9%
Selling, distribution and marketing expenses	618,899	36.6%	621,478	35.0%
Administrative and general expenses	226,317	13.4%	246,722	13.9%
Goodwill and other intangible assets impairment	290,166	17.2%	—	0.0%
Other operating income—net	(1,396)	(0.1%)	(1,325)	(0.1%)

Operating (loss) income	(253,204)	(15.0%)	128,805	7.3%
Interest expense	22,854	1.4%	20,006	1.1%
Interest income	(3,282)	(0.2%)	(7,758)	(0.4%)
Other non-operating expense (income)—net	2,157	0.1%	(7,411)	(0.4%)

(Loss) income from continuing operations before income tax (benefit) expense	(274,933)	(16.3%)	123,968	7.0%
Income tax (benefit) expense	(47,174)	(2.8%)	40,648	2.3%

(Loss) income from continuing operations	(227,759)	(13.5%)	83,320	4.7%
Loss from discontinued operations, net of tax	—	0.0%	(317)	(0.0%)

Net (loss) income	$(227,759)	(13.5%)	$83,003	4.7%

Revenue Overview

Consolidated net sales in 2009 were $1.65 billion, a decrease of $84.4 million from the prior year. Approximately half, or $42 million, of the decrease is attributable to unfavorable foreign currency translation impacts. The remaining decrease was the result of lower sales in our North American Social Expression Products segment, Retail Operations segment and International Social Expression Products segment partially offset by increases in our AG Interactive segment of approximately $6 million and the non-reportable segments of approximately $3 million. The increased revenue in the AG Interactive segment was primarily due to the digital photography acquisitions completed during the second half of 2008 partially offset by lower advertising revenues.

Net sales of our North American Social Expression Products segment decreased approximately $29 million. The majority of the decrease is attributable to decreased sales of our gift packaging and party goods product lines of approximately $37 million and $11 million, respectively. Also contributing to the decrease was a decline in specialty product sales, which include stationery, calendars and stickers, of approximately $7 million. These decreases were partially offset by the favorable impact of fewer SBT implementations in the current year and the favorable impact of an SBT implementation completed during the year that had previously been estimated, which together increased net sales by approximately $28 million in the current year compared to 2008.

The Retail Operations segment’s net sales decreased approximately $15 million due to the both the decrease in same-store sales of 4% and the reduction in stores.

Net sales of our International Social Expression Products segment decreased approximately $7 million. The decrease in the current year is primarily attributable to reduced sales in the U.K. due to the recent bankruptcy of a major customer; a buying freeze implemented by another major customer, including on our everyday products; and a general decline in seasonal and everyday card sales to most customers during the fourth quarter. This decrease was partially offset by an increase in sales of approximately $11 million from the U.K. acquisition completed during the first quarter of this year.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2009	2008
Everyday greeting cards	43%	41%
Seasonal greeting cards	22%	22%
Gift packaging	14%	15%
All other products*	21%	22%

*	The “all other products” classification includes, among other things, giftware, party goods, calendars, custom display fixtures, stickers, online greeting cards and other digital products.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $1.4 million from $45.7 million in 2008 to $44.3 million in 2009. We have entered into an agreement to sell our Strawberry Shortcake and Care Bears properties. We expect to receive approximately $76 million for our rights in the properties. The anticipated sale is expected to close in fiscal 2010. See Note 19 to the Consolidated Financial Statements for further information.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2009 and 2008 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2009	2008	2009	2008	2009	2008
Unit volume	1.7%	9.6%	3.4%	7.0%	2.2%	8.8%
Selling prices	(1.5%)	(5.6%)	(5.3%)	(4.4%)	(2.7%)	(5.2%)
Overall increase / (decrease)	0.2%	3.5%	(2.1%)	2.3%	(0.5%)	3.1%

During 2009, combined everyday and seasonal greeting card sales less returns decreased 0.5% compared to the prior year, with increases in unit volume more than offset by lower average selling prices.

Everyday card unit volume was up 1.7% compared to the prior year. However, net of prior year SBT implementations that reduced unit volume, everyday card unit volume was essentially flat compared to the prior year. Overall unit volume had been strong through the first three-quarters of the year, up 6.0%, but dropped significantly during the fourth quarter due to the general economic downturn and reduced inventory at retail. Selling prices were down 1.5% compared to the prior year as a result of the continued trend toward a higher mix of value line cards. The increased volume of value priced card sales is driven by expanded distribution and changes in consumer preferences. This growth in the value priced cards more than offsets the impact of the growth in higher priced technology cards.

Seasonal card unit volume increased 3.4% compared to the prior year, driven by improvement in most seasonal programs. Lower selling prices of 5.3% related to a higher mix of value priced cards across most seasonal programs compared to the prior year. The increased volume of value priced card sales is driven by expanded distribution and changes in consumer preferences.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2009 were $810.0 million, an increase from $780.8 million in 2008. As a percentage of total revenue, these costs were 47.9% in 2009 compared to 43.9% in 2008. The increase of $29.2 million is due to unfavorable mix ($17 million) and spending variances ($44 million) partially offset by favorable volume variances ($12 million) due to the lower sales volume and the impact of foreign currency translation ($20 million). The unfavorable spending variances are primarily attributable to higher scrap and shrink ($19 million) and increased expenses ($11 million) associated with our production of film-based entertainment, which is used to support our merchandise licensing strategies by increasing the awareness of our properties within the target audience. Costs ($5 million) associated with the conversion to our new Canadian line of cards and increased severance expenses ($3 million) in the current year also contributed to the unfavorable variances. The unfavorable mix is due to a shift toward cards with more content, including music, lights and other embellishments.

Selling, distribution and marketing expenses were $618.9 million in 2009, decreasing from $621.5 million in the prior year. The decrease of $2.6 million is due primarily to the impact of favorable foreign currency translation ($15 million) partially offset by increased spending ($12 million). The increased spending is the result of higher supply chain costs, specifically merchandiser and distribution costs ($15 million) due to an increase in units shipped. This increase was partially offset by lower advertising expenses ($3 million) as the prior year included additional advertising related to our investment in cards strategy. Increased fixed asset impairment charges ($4 million) in our Retail Operations segment in 2009 compared to 2008 were substantially offset by reduced store expenses ($4 million) due to the reduced store doors in our Retail Operations segment.

Administrative and general expenses were $226.3 million in 2009, compared to $246.7 million in 2008. The $20.4 million decrease in expense in 2009 is due to reduced spending ($16 million) and favorable foreign currency translation impacts ($4 million). The lower spending is primarily the result of decreased variable compensation expenses ($29 million) including management bonuses and profit-sharing contributions. The current year results did not meet the 2009 operating results required to make these variable compensation payments. This decrease was partially offset by an increase in bad debt expense ($6 million) partially due to the recent bankruptcy of a major customer in the U.K., increased amortization of intangible assets ($3 million) due to the acquisitions in both 2009 and 2008 and increased business taxes ($4 million) due primarily to revised assessment values for certain personal property.

Goodwill and other intangible assets impairment charges of $290.2 million were recorded in 2009. In the third quarter of 2009, indicators emerged during the period that led us to conclude that an impairment test was required prior to the annual test. As a result, impairment was recorded for a reporting unit in the International Social Expression Products segment, located in the U.K., and in our AG Interactive segment. The goodwill impairment charge recorded in the U.K. was $82.1 million, which represents all of the goodwill for this reporting unit. The goodwill and intangible assets impairment charge for the AG Interactive segment was $160.8 million, which includes all of the goodwill for AG Interactive. An additional impairment analysis was performed at the end of the fourth quarter of 2009 as a result of the continued significant deterioration of the global economic environment and the decline in the price of our common shares. Based on that analysis, we recorded goodwill charges of $47.9 million, which includes all the goodwill for our North American Greeting Card Division (“NAGCD”) and $0.1 million, which includes all the goodwill for our fixtures business. NAGCD is part of our North American Social Expression Products segment and the fixtures business is included in non-reportable segments. Also, in the fourth quarter, the estimated AG Interactive goodwill impairment charge recorded in the third quarter was finalized which resulted in a credit of $0.7 million being recorded due to final purchase accounting adjustments in the fourth quarter.

Interest expense was $22.9 million in 2009, compared to $20.0 million in 2008. The increase of $2.9 million is primarily attributable to increased borrowings on our revolving credit facility ($4 million) and the accounts receivable securitization facility ($1 million) in the current period. These increases were partially offset by interest savings ($1 million) associated with the reduced balance outstanding of our 6.10% notes as well as reduced fees for our credit and accounts receivable facilities. The reduction in commitment fees is primarily due to increased borrowings under the facilities.

Other non-operating expense (income) – net was expense of $2.2 million in 2009 compared to income of $7.4 million in 2008. The decrease of $9.6 million is due to a swing of approximately $8 million from a foreign exchange gain in 2008 to a loss in 2009 and to the loss of approximately $3 million on our investment in debt securities.

The effective tax rate for 2009 and 2008 was 17.2% and 32.8%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. The lower rate in 2009 reflects the nondeductible portion of the goodwill impairment described above, interest expense on settled positions and reduced charitable allowances partially offset by the favorable impact of the closure of our French subsidiary. See Note 17 to the Consolidated Financial Statements for further information.

Segment Results

We review segment results using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations. For additional segment information, see Note 16 to the Consolidated Financial Statements.

North American Social Expression Products Segment

(Dollars in thousands)	2009	2008	% Change
Total revenue	$1,101,615	$1,130,310	(2.5%)
Segment earnings	71,860	177,332	(59.5%)

In 2009, total revenue of the North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, decreased $28.7 million, or 2.5%, from 2008. The decrease is primarily attributable to lower sales of our gift packaging ($37 million) and party goods ($11 million) product lines. Also contributing to the decrease was a decline in specialty product sales ($7 million), which include stationery, calendars and stickers. Sales of our everyday and seasonal cards remained relatively flat compared to prior year sales. These decreases were partially offset by the favorable impact of fewer SBT implementations in the current year and the favorable impact of an SBT implementation completed during the year that had previously been estimated, which together increased net sales by approximately $28 million in the current year compared to 2008.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $105.5 million, or 59.5%, in 2009 compared to the prior year. Approximately half of the decrease is attributable to the goodwill impairment charge ($48 million) recorded in the fourth quarter. Also contributing to the decrease are lower margins and increased supply chain costs of approximately $12 million. The lower margins are a result of a shift in product mix toward cards with more content, including music, lights and other embellishments. The additional supply chain spending, specifically freight and distribution costs, is due to an increase in card units shipped. The remaining decrease in earnings is attributable to an increase in SBT scrap costs.

International Social Expression Products Segment

(Dollars in thousands)	2009	2008	% Change
Total revenue	$299,830	$307,959	(2.6%)
Segment (loss) earnings	(81,616)	24,223	—

Total revenue of the International Social Expression Products segment, excluding the impact of foreign exchange, decreased $8.1 million, or 2.6%, in 2009 compared to 2008. The majority of the decrease in the current year is due to lower sales in the U.K., which is attributable to the significant decreases in the sales of everyday and seasonal cards, particularly during the fourth quarter. Everyday card sales were down across the customer base and were accentuated by the third quarter bankruptcy of a major customer, a buying freeze implemented by a second major customer and lost shelf space with a third major customer. The seasonal card decline was the result of decreased sales in the Christmas and Valentine’s Day seasonal programs and year-over-year timing differences related to the Easter and Mother’s Day programs. These decreases were partially offset by an increase in revenue ($11 million) from the U.K. acquisition completed during the first quarter of this year.

Segment earnings, excluding the impact of foreign exchange, decreased $105.8 million from income of $24.2 million in 2008 to a loss of $81.6 million in 2009. This decrease is mainly attributable to the goodwill impairment charge of approximately $88 million (approximately $82 million reported above plus approximately $6 million of foreign currency based on the consistent exchange rates utilized for segment reporting purposes). The remaining decrease in earnings was a result of the lower card sales, severance charges ($5 million) associated with headcount reductions and facility reorganizations and charges related to the recent bankruptcy of a major customer in the U.K.

Retail Operations Segment

(Dollars in thousands)	2009	2008	% Change
Total revenue	$183,913	$198,271	(7.2%)
Segment loss	(19,123)	(3,772)	—

The Retail Operations segment exhibits considerable seasonality, which is typical for most retail store operations. A significant amount of the total revenue and segment earnings occur during the fourth quarter in conjunction with the major holiday seasons.

Total revenue in our Retail Operations segment, excluding the impact of foreign exchange, decreased $14.4 million, or 7.2%, year over year. Total revenue at stores open one year or more was down 4.0%, or approximately $7 million, from 2008. This sales decline occurred primarily during the final four months of the year as consumer spending decreased due to the severity of the economic downturn. Also contributing to the decrease is the reduction in store doors as the average number of stores was approximately 5% less than in the prior year period. During the fourth quarter of 2009, approximately 70 underperforming stores were closed.

Segment loss, excluding the impact of foreign exchange, was $19.1 million in 2009 compared to $3.8 million in 2008. Earnings during 2009 were unfavorably impacted by the lower sales level and a weakening of gross margins as a result of more promotional pricing. Gross margins decreased by approximately 3.6 percentage points. Also contributing to the decrease in earnings were the fixed asset impairment charges recorded during the year. Due to weak performance in certain of our stores and the anticipated store closures, long-lived assets within the segment were reviewed. As a result, impairment charges of approximately $5 million were recorded compared to fixed asset impairment charges of approximately $1 million in 2008.

AG Interactive Segment

(Dollars in thousands)	2009	2008	% Change
Total revenue	$84,254	$78,652	7.1%
Segment (loss) earnings	(161,503)	6,755	—

Total revenue, excluding the impact of foreign exchange, increased $5.6 million, or 7.1%, from 2008. This increase is primarily due to the digital photography acquisitions completed during the second half of 2008. Digital photography revenue contributed approximately $13 million to the increase. This increase was offset by reduced sales in the online product group ($7 million) as increases in subscription revenue were more than offset by reduced advertising revenue. At the end of 2009, AG Interactive had approximately 4.1 million paid subscriptions versus 3.8 million in 2008.

Segment earnings, excluding the impact of foreign exchange, decreased $168.3 million from income of $6.8 million in 2008 to a loss of $161.5 million in 2009. This decrease was a direct result of the goodwill and intangible asset impairments of $160.1 million discussed above. The remaining decrease is attributable to severance charges ($2 million) due to the headcount reductions during 2009 and expenses incurred associated with the digital photography product line, including marketing, intangible asset amortization and technology costs.

Unallocated Items

Centrally incurred and managed costs, excluding the impact of foreign exchange, totaled $76.6 million and $84.2 million in 2009 and 2008, respectively, and are not allocated back to the operating segments. The unallocated items included interest expense for centrally incurred debt of $22.9 million and $20.0 million in 2009 and 2008, respectively, and domestic profit-sharing expense of $5.2 million in 2008. We did not incur profit-sharing expense during 2009 based on the operating results in the year. Unallocated items also included stock-based compensation expense in accordance with SFAS No. 123 (revised 2004) (“SFAS 123R”) of $4.4 million and $6.5 million in 2009 and 2008, respectively. In addition, unallocated items included costs associated with corporate operations including the senior management staff, corporate finance, legal and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $49.3 million and $52.5 million in 2009 and 2008, respectively.

Comparison of the years ended February 29, 2008 and February 28, 2007

In 2008, net income was $83.0 million, or $1.52 per diluted share, compared to net income of $42.4 million, or $0.71 per diluted share, in 2007.

Our results for 2008 and 2007 are summarized below:

(Dollars in thousands)	2008	% Total Revenue	2007	% Total Revenue
Net sales	$1,730,784	97.4%	$1,744,798	97.2%
Other revenue	45,667	2.6%	49,492	2.8%

Total revenue	1,776,451	100.0%	1,794,290	100.0%
Material, labor and other production costs	780,771	43.9%	826,791	46.1%
Selling, distribution and marketing expenses	621,478	35.0%	627,940	35.0%
Administrative and general expenses	246,722	13.9%	253,035	14.1%
Goodwill impairment	—	0.0%	2,196	0.1%
Other operating income—net	(1,325)	(0.1%)	(5,252)	(0.3%)

Operating income	128,805	7.3%	89,580	5.0%
Interest expense	20,006	1.1%	34,986	2.0%
Interest income	(7,758)	(0.4%)	(8,135)	(0.5%)
Other non-operating income—net	(7,411)	(0.4%)	(2,682)	(0.1%)

Income from continuing operations before income tax expense	123,968	7.0%	65,411	3.6%
Income tax expense	40,648	2.3%	25,473	1.4%

Income from continuing operations	83,320	4.7%	39,938	2.2%
(Loss) income from discontinued operations, net of tax	(317)	(0.0%)	2,440	0.2%

Net income	$83,003	4.7%	$42,378	2.4%

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

The North American Social Expression Products segment decreased approximately $24 million. Our candle product lines, which were sold in January 2007, contributed approximately $33 million to net sales in the prior year. As a result, sales of products other than candles increased approximately $9 million. Approximately $32 million of the increase was due to lower spending on our investment in cards strategy and improvements in everyday and seasonal card sales provided approximately $27 million. These increases were partially offset by approximately $3 million of increased SBT implementations in the current year, a decline in specialty product sales, which include stationery, calendars and stickers, of approximately $12 million, a decline in gift packaging sales of approximately $19 million as well as the impact of the temporary promotional activities related to the Canadian dual-priced products of approximately $13 million.

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

These decreases were partially offset by an increase of approximately $6 million in our International Social Expression Products segment as well as favorable foreign currency of approximately $39 million.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2008	2007
Everyday greeting cards	41%	38%
Seasonal greeting cards	22%	21%
Gift packaging	15%	16%
All other products*	22%	25%

*	The “all other products” classification includes, among other things, giftware, party goods, calendars, custom display fixtures, stickers, online greeting cards and other digital products in both years. Candles and balloons are included in 2007 only.

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

Expense Overview

MLOPC for 2008 were $780.8 million, a decrease from $826.8 million in 2007. As a percentage of total revenue, these costs were 43.9% in 2008 compared to 46.1% in 2007. The decrease of $46.0 million is due to favorable mix ($55 million) and volume variances ($16 million) due to lower sales volume in the current year partially offset by unfavorable spending variances ($8 million) and the impact of foreign currency translation ($17 million). The favorable product mix is due to a change to a richer mix of card versus non-card products. The mix impact was accentuated by the increase in card sales and the significant reduction of non-card sales, primarily as a result of the sale of our candle product lines in January 2007 and lower sales of gift packaging products. The increased spending is attributable to higher SBT scrap and shrink costs, which continue to increase as more customers are moved to the SBT business model, as well as higher expenses associated with our production of film-based entertainment, which is used to support our merchandise licensing strategies by increasing the awareness of our properties within the target audience.

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

Administrative and general expenses were $246.7 million in 2008, compared to $253.0 million in 2007. The $6.3 million decrease in expense in 2008 is due primarily to reduced spending ($10 million) partially offset by unfavorable foreign currency translation impacts ($4 million). The lower spending is the direct result of cost savings initiatives taken in the prior and current periods. The decreased spending is attributable to lower payroll and benefits-related expenses ($3 million), reduced information technology-related expenses ($2 million), less profit-sharing expense ($2 million), lower business taxes ($2 million), reduced consulting expenses ($2 million) and less stock-based compensation expense ($1 million). These were partially offset by higher amortization expense ($2 million) of intangible assets, primarily due to the acquisitions in 2008 and 2007.

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

Other operating income – net was $1.3 million in 2008 compared to $5.3 million in 2007. The decrease of $4.0 million is due primarily to a gain ($20 million) related to terminations of long-term supply agreements associated with retailer consolidations partially offset by the loss ($16 million) on the sale of our candle product lines, both of which were recorded in 2007. Other non-operating income – net was $7.4 million in 2008 compared to $2.7 million in 2007. The $4.7 million increase is attributable primarily to higher foreign exchange gains in 2008 compared to 2007.

The effective tax rate for 2008 and 2007 was 32.8% and 38.9%, respectively. These rates reflect the United States statutory rate of 35% combined with the additional net impact of the various foreign, state and local income tax rates. The lower rate in 2008 compared to 2007 is primarily the result of the restructuring and consolidation of several foreign entities that reduced our future tax liabilities and the recognition of additional interest income on our net tax positions during the current year. See Note 17 to the Consolidated Financial Statements for further information.

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

North American Social Expression Products Segment

(Dollars in thousands)	2008	2007	% Change
Total revenue	$1,130,310	$1,154,240	(2.1%)
Segment earnings	177,332	164,281	7.9%

In 2008, total revenue of the North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, decreased $23.9 million, or 2.1%, from 2007. Our candle product lines, which were sold in January 2007, contributed approximately $33 million to net sales in the prior year. As a result, sales of products other than candles increased approximately $9 million. Approximately $32 million of the increase was due to lower spending on our investment in cards strategy and improvements in everyday and seasonal card sales provided approximately $27 million. These increases were partially offset by approximately $3 million of increased SBT implementations in the current year, a decline in specialty product sales, which include stationery, calendars and stickers, of approximately $12 million, a decline in gift packaging sales of approximately $19 million as well as the impact of the temporary promotional activities related to the Canadian dual-priced products of approximately $13 million.

Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $13.1 million, or 7.9%, in 2008 compared to the prior year. Approximately $32 million of the increase was due to lower spending on our investment in cards strategy and SBT conversions. Segment earnings were impacted by a favorable product mix due to a change to a richer mix of card versus non-card products, driven by improved everyday and seasonal card sales and decreased sales of non-card products, primarily as a result of the sale of our candle product lines in January 2007 and lower sales of gift packaging products. These improvements were partially offset by increases in card product costs associated with more technology cards (paper cards that include lights and/or sound), increased SBT scrap, higher creative content costs and the impact on earnings of the decrease in total revenue. Segment earnings in 2007 benefited from the gain related to terminations of long-term supply agreements associated with retailer consolidations ($20 million), but was unfavorably impacted by the loss incurred on the sale of the candle product lines ($16 million).

International Social Expression Products Segment

(Dollars in thousands)	2008	2007	% Change
Total revenue	$307,959	$302,022	2.0%
Segment earnings	24,223	10,433	132.2%

Total revenue of the International Social Expression Products segment, excluding the impact of foreign exchange, increased $5.9 million, or 2.0%, in 2008 compared to 2007. This increase was driven by additional distribution obtained during the year, primarily in the U.K.

Segment earnings, excluding the impact of foreign exchange, increased $13.8 million compared to 2007. This increase is attributable to improvements in our U.K. operations, including expanded distribution, changes in product mix and cost savings initiatives in manufacturing and supply chain. Also, the prior year earnings included severance charges ($3 million) primarily as a result of facility closures, including the manufacturing facility in Australia.

Retail Operations Segment

(Dollars in thousands)	2008	2007	% Change
Total revenue	$198,271	$215,439	(8.0%)
Segment loss	(3,772)	(16,526)	77.2%

The Retail Operations segment exhibits considerable seasonality, which is typical for most retail store operations. A significant amount of the total revenue and segment earnings occur during the fourth quarter in conjunction with the major holiday seasons.

Total revenue in our Retail Operations segment, excluding the impact of foreign exchange, decreased $17.2 million, or 8.0%, year over year. Total revenue at stores open one year or more was up approximately 3.6%, or approximately $7 million, from 2007 but was more than offset by the reduction in store doors. The average number of stores decreased approximately 13.0% compared to the prior year, which reduced revenues by approximately $24 million. The current year benefited from the performance of children’s gifting products, which was the driver of the same-store sales increase.

Segment loss, excluding the impact of foreign exchange, was $3.8 million in 2008 compared to $16.5 million in 2007. Approximately half of the $12.8 million improvement in earnings is due to the prior year charges associated with the closure of 60 underperforming stores during the fourth quarter. The remaining improvement is attributable to lower store and administrative expenses due to fewer doors as well as improved product mix. Gross margins increased by approximately 2 percentage points, partially due to less promotional pricing compared to the prior year.

AG Interactive Segment

(Dollars in thousands)	2008	2007	% Change
Total revenue	$78,652	$85,856	(8.4%)
Segment earnings	6,755	5,616	20.3%

Total revenue, excluding the impact of foreign exchange, decreased $7.2 million, or 8.4%, from 2007. This decrease is the result of the lower revenue in the mobile product group ($16 million) due to reduced offerings in 2008 partially offset by advertising and subscription revenue growth in the online product group ($4 million) and digital photography revenue ($5 million) in the current year associated with the two acquisitions made in the second half of the year. At the end of 2008, AG Interactive had approximately 3.8 million paid subscriptions versus 3.5 million in 2007.

Segment earnings, excluding the impact of foreign exchange, increased $1.1 million in 2008 compared to 2007. Growth in advertising and subscription revenue as well as lower expenses in the mobile product group due to the reduced offerings in that group were substantially offset by expenses incurred in the current year associated with the two digital photography acquisitions in the second half of the year.

Unallocated Items

Centrally incurred and managed costs, excluding the impact of foreign exchange, totaled $84.2 million and $105.0 million in 2008 and 2007, respectively, and are not allocated back to the operating segments. The unallocated items included interest expense for centrally incurred debt of $20.0 million and $35.0 million in 2008 and 2007, respectively, and domestic profit-sharing expense of $5.2 million and $6.8 million in 2008 and 2007, respectively. Unallocated items also included stock-based compensation expense in accordance with SFAS 123R of $6.5 million and $7.6 million in 2008 and 2007, respectively. In addition, unallocated items included costs associated with corporate operations including the senior management staff, corporate finance, legal and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $52.5 million and $55.6 million in 2008 and 2007, respectively.

Liquidity and Capital Resources

Operating Activities

During the year, cash flow from operating activities provided cash of $73.0 million compared to $243.5 million in 2008, a decrease of $170.5 million. Cash flow from operating activities for 2008 compared to 2007 resulted in a decrease of $21.2 million from $264.7 million in 2007.

Other non-cash charges were $13.7 million during 2009 compared to $9.3 million during 2008. The increase is primarily due to an increase of approximately $4 million in the fixed asset impairment charges recorded in the current year compared to the prior year related to our Retail Operations segment. Other non-cash charges in 2009 included $2.7 million for the loss on our investment in debt securities. This loss was substantially offset by a reduction in stock-based compensation expense.

Accounts receivable, net of the effect of acquisitions and dispositions, was a use of cash of $6.4 million in 2009 compared to a source of cash of $41.8 million in 2008 and $42.2 million in 2007. As a percentage of the prior twelve months’ net sales, net accounts receivable was 3.8% at February 28, 2009, compared to 3.6% at February 29, 2008. The current year use of cash is due to higher accounts receivable balances in the North American Social Expression Products segment as a result of less SBT implementation activity in the fourth quarter of the current year compared to the prior year period. We generally experience lower sales and accounts receivable balances in the period a customer moves to the SBT business model. The prior year source of cash was primarily attributable to additional customers moving to the SBT business model during 2008, particularly in the fourth quarter, which as noted above causes a lower accounts receivable balance in the period of implementation as sales are reversed. In addition, customers on the SBT business model generally tend to have shorter payment terms than non-SBT customers.

Inventories, net of the effect of acquisitions and dispositions, provided a source of cash of $1.0 million in 2009 compared to a use of cash of $28.5 million in 2008 and a source of cash of $22.2 million in 2007. The increase in inventory, thus a use of cash, in 2008 from 2007 is attributable to the North American Social Expression Products segment, primarily due to the increase in technology cards and the inventory build related to the new Canadian product line.

Other current assets, net of the effect of acquisitions and dispositions, were a source of cash of $18.0 million in 2009 compared to $28.0 million in 2008 and a use of cash of $36.1 million in 2007. The activity in 2009, 2008 and 2007 is attributable to a $90 million receivable recorded as part of the termination of several long-term supply agreements in fiscal 2007. Approximately $60 million of this receivable was collected in the fourth quarter of 2007 and the balance was received in 2008 and 2009.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. During 2009, 2008 and 2007, amortization exceeded payments by $27.6 million, $38.5 million and $52.4 million, respectively. In 2008, deferred costs – net also includes the impact of a reduction of deferred contract costs of approximately $15 million associated with the termination of a long-term supply agreement and related refund received. In 2007, deferred costs – net also included the reduction of approximately $76 million of deferred contract costs associated with retailer consolidations. See Note 10 to the consolidated financial statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities, net of the effect of acquisitions and dispositions, used $67.5 million of cash in 2009 compared to providing $18.9 million of cash in 2008 and $0.6 million of cash in 2007. The change was attributable primarily to lower 2009 year end accruals related to variable compensation and other normal course of business accounts payable, accrued liabilities, and income and other taxes payable. For example, variable compensation payable and income taxes payable were lower at February 28, 2009 than at February 29, 2008 due to our poor financial results in fiscal 2009 compared to fiscal 2008. The increase in accounts payable and other liabilities in 2008 was attributable to accrued compensation and benefits and income taxes payable. The change in accounts payable and other liabilities in 2007 was primarily due to a reduction in trade payables and the profit-sharing accrual partially offset by an increase in income taxes payable.

Investing Activities

Cash used by investing activities was $137.3 million during 2009 compared to $125.6 million during 2008 and cash provided of $177.5 million during 2007. The use of cash in the current year is primarily related to investments in debt securities, business acquisitions and capital expenditures. During the second quarter of 2009, we paid $44.2 million to acquire, at a substantial discount, first lien debt securities of RPG. During the fourth quarter of 2009, we acquired all of the issued and outstanding capital stock of RPG for a combination of cash, long-term debt and the contribution of the debt securities that we acquired during the second quarter of 2009. The cash paid as a result of this transaction, net of cash acquired, was $22.3 million. We also issued approximately $55 million of long-term debt (with a fair market value of approximately $28 million) and relinquished the RPG first lien debt securities (with a fair market value of approximately $41 million), which we had previously purchased for $44.2 million. See Notes 2 and 11 to the consolidated financial statements for further information.

Also, in 2009, we purchased a card publisher and franchised distributor of greeting cards in the U.K. for $15.6 million.

Capital expenditures totaled $55.7 million, $56.6 million and $41.7 million in 2009, 2008 and 2007, respectively. We currently expect 2010 capital expenditures to total in the range of $35 million to $45 million.

Cash used for investing activities in 2008 included the acquisition of two businesses for $70.2 million. In October 2007, we acquired the online assets of the Webshots brand, and in January 2008, we acquired PhotoWorks, Inc., an online photo sharing and personal publishing company. Also, the final payment of $6.1 million for the online greeting card business acquired in 2007 was made during the first quarter of 2008. These outflows were partially offset by cash inflows of $3.1 million from the sale of fixed assets and $4.3 million related to discontinued operations.

Cash flows from investing activities in 2007 also included the net proceeds from sales of short-term investments. Short-term investments decreased $208.7 million as sales of short-term investments exceeded purchases. In addition, $12.6 million was received related to discontinued operations, $6.2 million was received from the sale of the candle product lines and $4.8 million was received from the sale of fixed assets. These sources of cash were partially offset by a use of cash of $13.1 million for the acquisition of the online greeting card business and the final payment for the acquisition of Collage Designs Limited, which occurred in 2005.

Financing Activities

Financing activities provided $23.0 million of cash in 2009 compared to using $146.9 million in 2008 and $518.5 million in 2007. The current year amount relates primarily to additional long-term debt borrowings of $141.5 million partially offset by share repurchases and long-term debt repayments. During 2009, $73.8 million was paid to repurchase approximately 7.9 million shares under our Class A common share repurchase programs and $0.2 million was paid to repurchase approximately 10,000 Class B common shares, in accordance with our Amended and Restated Articles of Incorporation. During the second quarter of 2009, $22.5 million was paid upon exercise of the put option on our 6.10% senior notes.

In 2008, cash used for financing activities primarily related to our Class A common share repurchase programs. During 2008, $149.2 million was paid to repurchase 6.7 million shares under the repurchase programs. We paid $23.1 million to repurchase 0.9 million Class B common shares during 2008, in accordance with our Amended and Restated Articles of Incorporation. The majority of the Class B common shares repurchased were held by the American Greetings Retirement Profit Sharing and Savings Plan (the “Plan”) on behalf of participants investing in the Plan’s company stock fund. In connection with the Plan’s determination that the company stock fund should consist solely of Class A common shares to facilitate participant transactions, during November 2007, the Plan sold the remaining Class B common shares back to American Greetings in accordance with our Amended and Restated Articles of Incorporation. The cash outflow for repurchases was partially offset by net borrowings of $20.1 million under our credit facility.

In 2007, cash used for financing activities related primarily to our debt activities in the period. We retired $277.3 million of our 6.10% senior notes and issued $200.0 million of 7.375% senior unsecured notes. We repaid $159.1 million of our 7.00% convertible subordinated notes. We paid $8.5 million of debt issuance costs during the period for our new credit facility, the 7.375% senior unsecured notes and the exchange offer on our 7.00% convertible subordinated notes. These amounts were deferred and are being amortized over the respective periods of the instruments. Our Class A common share repurchase programs also contributed to the cash used for financing activities in 2007. During 2007, $257.5 million was paid to repurchase 11.1 million shares under the repurchase programs. We paid $0.3 million to repurchase Class B common shares during 2007, in accordance with our Amended and Restated Articles of Incorporation.

Our receipt of the exercise price on stock options provided $0.5 million, $27.2 million and $6.8 million in 2009 2008 and 2007, respectively.

We paid dividends totaling $22.6 million, $21.8 million and $18.4 million in 2009, 2008 and 2007, respectively.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $540 million at February 28, 2009. This included our $450 million senior secured credit facility and our $90 million accounts receivable securitization facility. We had $61.6 million outstanding under the revolving credit facility and $100.0 million outstanding under the term loan facility at February 28, 2009. In addition to these borrowings, we had, in the aggregate, $26.2 million outstanding under letters of credit, which reduces the total credit availability thereunder as of February 28, 2009. Additional letters of credit have been issued subsequent to year end in connection with the sale of our Retail Operations segment and the purchase of the Papyrus brand. See Note 19 to the Consolidated Financial Statements for further information.

The credit agreement includes a $350 million revolving credit facility and a $100 million delay draw term loan. The obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings and each of our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our first tier foreign subsidiaries. The revolving credit facility will mature on April 4, 2011, and any outstanding term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 3, 2009, with the balance payable on April 4, 2013.

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

We are also party to an amended and restated receivables purchase agreement with available financing of up to $90 million. The agreement expires on October 23, 2009. Under the amended and restated receivables purchase agreement, American Greetings and certain of its subsidiaries sell accounts receivable to AGC Funding Corporation (“AGC Funding”), a wholly-owned, consolidated subsidiary of American Greetings, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

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

On May 24, 2006, we issued $200 million of 7.375% senior unsecured notes, due on June 1, 2016. The proceeds from this issuance were used for the repurchase of our 6.10% senior notes due on August 1, 2028 that were tendered in the tender offer and consent solicitation that was completed on May 25, 2006.

On February 24, 2009, we issued $22 million of additional 7.375% senior unsecured notes described above (“Additional Senior Notes”) and $32.7 million of new 7.375% unsecured notes due on June 1, 2016 (“New Notes”) in conjunction with the acquisition of RPG. The original issue discount from the issuance of these notes of $26.2 million was recorded as a reduction of the underlying debt issuances and is being amortized over the life of the debt using the effective interest method. Including the original issue discount, the New Notes and the Additional Senior Notes have an effective annualized interest rate of approximately 20.3%. Except as described below, the terms of the New Notes and the Additional Senior Notes are the same.

The New Notes and the Additional Senior Notes will mature on June 1, 2016 and bear interest at a fixed rate of 7.375% per annum, commencing June 1, 2009. The New Notes and the Additional Senior Notes constitute general, unsecured obligations of the Corporation. The New Notes and the Additional Senior Notes rank equally with our other senior unsecured indebtedness and senior in right of payment to all of our obligations that are, by their terms, expressly subordinated in right of payment to the New Notes or the Additional Senior Notes, as applicable. The Additional Senior Notes are effectively subordinated to all of our secured indebtedness, including borrowings under our credit agreement, to the extent of the value of the assets securing such indebtedness. The New Notes are contractually subordinated to amounts outstanding under the credit agreement, and are effectively subordinated to any other secured indebtedness that we may issue from time to time to the extent of the value of the assets securing such indebtedness.

The New Notes and the Additional Senior Notes generally contain comparable covenants as described above for our credit agreement. The New Notes also provide that if we incur more than an additional $10 million of indebtedness (other than indebtedness under the credit agreement or certain other permitted indebtedness), such indebtedness must be (a) pari passu in right of payment to the New Notes and expressly subordinated in right of payment to the credit agreement at least to the same extent as the New Notes, or (b) expressly subordinated in right of payment to the New Notes. Alternatively, we can redeem the New Notes in whole, but not in part, at a purchase price equal to 100% of the principal amount thereof plus accrued but unpaid interest, if any, or have the subordination provisions removed from the New Notes.

The total fair value of our publicly traded debt, based on quoted market prices, was $119.0 million (at a carrying value of $228.6 million) at February 28, 2009. The carrying amount of our publicly traded debt significantly exceeded its fair value at February 28, 2009 due to the tighter U.S. credit markets.

Throughout fiscal 2010, we will continue to consider all options for capital deployment including growth options, capital expenditures, the opportunity to repurchase our own shares, or by reducing debt. To this end, in January 2009, we announced that our Board of Directors authorized the repurchase of up to $75 million of Class A common shares, that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Company deems appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. We also may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise, including strategically repurchasing our 7.375% senior unsecured notes due in 2016 at a discount to par. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 28, 2009:

	Payment Due by Period as of February 28, 2009
(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$750	$1,000	$1,000	$1,000	$157,850	$254,867	$416,467
Operating leases	24,664	18,988	13,689	9,859	6,989	18,422	92,611
Commitments under customer agreements	55,877	21,358	540	125	—	—	77,900
Commitments under royalty agreements	12,584	7,516	4,367	4,306	3,300	15,300	47,373
Interest payments	25,371	25,175	22,236	21,910	19,080	42,421	156,193
Severance	12,240	1,276	683	10	—	—	14,209

	$131,486	$75,313	$42,515	$37,210	$187,219	$331,010	$804,753

The interest payments in the above table are determined assuming the same level of debt outstanding in the future years as at February 28, 2009 for the revolving credit facility and the term loan facility at the current average interest rates for those facilities.

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 28, 2009.

Although we do not anticipate that contributions will be required in 2010 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001, we may make contributions in excess of the legally required minimum contribution level. Refer to Note 12 to the Consolidated Financial Statements. We do anticipate that contributions will be required beginning in fiscal 2011, but those amounts have not been determined as of February 28, 2009.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a customer’s inability to meet its financial obligations, a specific allowance for bad debts against amounts due is recorded to reduce the receivable to the amount we reasonably expect will be collected. In addition, we recognize allowances for bad debts based on estimates developed by using standard quantitative measures incorporating historical write-offs. The establishment of allowances requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although we consider these balances adequate and proper, changes in economic conditions in the retail markets in which we operate could have a material effect on the required allowance balances.

Sales Returns

We provide for estimated returns for products sold with the right of return, primarily seasonal cards, certain other seasonal products and everyday cards at certain foreign locations, in the same period as the related revenues are recorded. These estimates are based upon historical sales returns, the amount of current year sales and other known factors. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or its market. We regularly monitor our actual performance to estimated rates and the adjustments attributable to any changes have historically not been material.

Deferred Costs

In the normal course of our business, we enter into agreements with certain customers for the supply of greeting cards and related products. We view such agreements as advantageous in developing and maintaining business with our retail customers. The customer typically receives a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned as product is purchased from us over the stated term of the agreement or the effective time period of the agreement to meet a minimum purchase volume commitment. These agreements are negotiated individually to meet competitive situations and therefore, while some aspects of the agreements may be similar, important contractual terms may vary. In addition, the agreements may or may not specify us as the sole supplier of social expression products to the customer.

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain a general allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to an estimate of its future value based upon expected recoverability. Losses attributed to these specific events have historically not been material.

For those contractual arrangements that are based upon a minimum purchase volume commitment, we periodically review the progress toward the volume commitment and estimate future sales expectations for each customer. Factors that can affect our estimate include store door openings and closings, retail industry consolidation, amendments to the agreements, consumer shopping trends, addition or deletion of participating products and product productivity. Based upon our review, we may modify the remaining amortization periods of individual agreements to reflect the changes in the estimates for the attainment of the minimum volume commitment in order to align amortization expense with the periods benefited. We do not make retroactive expense adjustments to prior fiscal years as amounts, if any, have historically not been material. The aggregate average remaining life of our contract base is 5.9 years.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill impairment test during the fourth quarter. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units. While we may use a variety of methods to estimate fair value for impairment testing, our primary methods are discounted cash flows and a market based analysis. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB deferred the effective date of SFAS 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities on March 1, 2008. In October 2008, the FASB issued FASB Staff Position FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on March 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R provides revised guidance on the recognition and measurement of the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R to have a significant impact on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 became effective on November 15, 2008. The adoption of SFAS 162 did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP 132R-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132R-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements and concentrations of risk. FSP 132R-1 is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. The adoption of FSP 132R-1 in fiscal 2010 will have no effect on our consolidated financial position or results of operations.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the ability to successfully integrate acquisitions, including the recent acquisitions of RPG and the Papyrus brand;

•	our ability to successfully complete the proposed sale of the Strawberry Shortcake and Care Bears properties;

•	our successful transition of the Retail Operations segment to its buyer, Schurman Fine Papers, and the ability to achieve the desired benefits associated with this and other dispositions;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	competitive terms of sale offered to customers;

•	the ability to comply with our debt covenants;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	the timing and impact of converting customers to a scan-based trading model;

•	the escalation in the cost of providing employee health care;

•	the ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh that we may implement;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

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

Derivative Financial Instruments—During 2007, we entered into an interest rate derivative designed to offset the interest rate risk related to the forecasted issuance of $200 million of senior indebtedness. The interest rate derivative agreement expired during the year. We did not designate this agreement as a hedging instrument pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the change in fair value of this agreement was recognized and included in “Interest expense” in the Consolidated Statement of Operations for the year ended February 28, 2007. We have no derivative financial instruments as of February 28, 2009.

Interest Rate Exposure—We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, the majority of our debt is carried at fixed interest rates. Therefore, our overall interest rate exposure risk is minimal. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 28, 2009, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense. Under the terms of our current credit agreement, we have the ability to borrow significantly more floating rate debt, which, if incurred could have a material impact on interest expense in a fluctuating interest rate environment.

Foreign Currency Exposure—Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 27%, 28% and 26% of our 2009, 2008 and 2007 total revenue from continuing operations, respectively, were generated from operations outside the United States. Operations in Australasia, Canada, Mexico, the European Union and the U.K. are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2009 and February 29, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted the provisions of (i) FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, in fiscal 2008; (ii) SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective February 28, 2007; and (iii) SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, applying the one-time special transition provisions, in fiscal 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Greetings Corporation’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

April 28, 2009

CONSOLIDATED STATEMENT OF OPERATIONS

Years ended February 28, 2009, February 29, 2008 and February 28, 2007

Thousands of dollars except share and per share amounts

	2009	2008	2007
Net sales	$1,646,399	$1,730,784	$1,744,798
Other revenue	44,339	45,667	49,492

Total revenue	1,690,738	1,776,451	1,794,290

Material, labor and other production costs	809,956	780,771	826,791
Selling, distribution and marketing expenses	618,899	621,478	627,940
Administrative and general expenses	226,317	246,722	253,035
Goodwill and other intangible assets impairment	290,166	—	2,196
Other operating income—net	(1,396)	(1,325)	(5,252)

Operating (loss) income	(253,204)	128,805	89,580

Interest expense	22,854	20,006	34,986
Interest income	(3,282)	(7,758)	(8,135)
Other non-operating expense (income)—net	2,157	(7,411)	(2,682)

(Loss) income from continuing operations before income tax (benefit) expense	(274,933)	123,968	65,411
Income tax (benefit) expense	(47,174)	40,648	25,473

(Loss) income from continuing operations	(227,759)	83,320	39,938

(Loss) income from discontinued operations, net of tax	—	(317)	2,440

Net (loss) income	$ (227,759)	$ 83,003	$ 42,378

(Loss) earnings per share—basic:
(Loss) income from continuing operations	$ (4.89)	$ 1.54	$ 0.69
(Loss) income from discontinued operations	—	(0.01)	0.04

Net (loss) income	$ (4.89)	$ 1.53	$ 0.73

(Loss) earnings per share—assuming dilution:
(Loss) income from continuing operations	$ (4.89)	$ 1.53	$ 0.67
(Loss) income from discontinued operations	—	(0.01)	0.04

Net (loss) income	$ (4.89)	$ 1.52	$ 0.71

Average number of shares outstanding	46,543,780	54,236,961	57,951,952

Average number of shares outstanding—assuming dilution	46,543,780	54,506,048	62,362,794

Dividends declared per share	$ 0.60	$ 0.40	$ 0.32

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 2009 and February 29, 2008

Thousands of dollars except share and per share amounts

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,216	$123,500
Trade accounts receivable, net	63,281	61,902
Inventories	203,873	216,671
Deferred and refundable income taxes	71,850	72,280
Prepaid expenses and other	162,175	195,017

Total current assets	561,395	669,370
GOODWILL	26,871	285,072
OTHER ASSETS	368,958	420,219
DEFERRED AND REFUNDABLE INCOME TAXES	178,785	133,762
PROPERTY, PLANT AND EQUIPMENT – NET	297,779	296,005

	$1,433,788	$1,804,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Debt due within one year	$750	$22,690
Accounts payable	117,504	123,713
Accrued liabilities	75,673	79,345
Accrued compensation and benefits	32,198	68,669
Income taxes payable	11,743	29,037
Other current liabilities	105,537	108,867

Total current liabilities	343,405	432,321
LONG-TERM DEBT	389,473	220,618
OTHER LIABILITIES	149,820	181,720
DEFERRED INCOME TAXES AND NONCURRENT INCOME TAXES PAYABLE	21,901	26,358
SHAREHOLDERS’ EQUITY
Common shares – par value $1 per share:
Class A – 80,548,353 shares issued less 43,505,203 treasury shares in 2009 and 80,522,153 shares issued less 35,198,300 treasury shares in 2008	37,043	45,324
Class B – 6,066,092 shares issued less 2,566,875 treasury shares in 2009 and 6,066,092 shares issued less 2,632,087 treasury shares in 2008	3,499	3,434
Capital in excess of par value	449,085	445,696
Treasury stock	(938,086)	(872,949)
Accumulated other comprehensive (loss) income	(67,278)	21,244
Retained earnings	1,044,926	1,300,662

Total shareholders’ equity	529,189	943,411

	$1,433,788	$1,804,428

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28, 2009, February 29, 2008 and February 28, 2007

Thousands of dollars

	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(227,759)	$83,003	$42,378
Loss (income) from discontinued operations	—	317	(2,440)

(Loss) income from continuing operations	(227,759)	83,320	39,938
Adjustments to reconcile (loss) income from continuing operations to cash flows from operating activities:
Goodwill and other intangible assets impairment	290,166	—	2,196
Net loss on disposal of fixed assets	1,215	961	1,726
Loss on purchase of debt	—	—	5,055
Loss on disposal of product lines	—	—	15,969
Depreciation and intangible assets amortization	50,016	48,535	49,412
Deferred income taxes	(29,438)	(7,562)	(16,277)
Other non-cash charges	13,735	9,303	13,891
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(6,413)	41,758	42,206
Inventories	924	(28,456)	22,227
Other current assets	17,986	27,970	(36,082)
Deferred costs—net	27,596	53,438	128,752
Accounts payable and other liabilities	(67,542)	18,934	553
Other—net	2,554	(4,664)	(4,836)

Total Cash Flows From Operating Activities	73,040	243,537	264,730
INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	—	692,985	1,026,280
Purchases of short-term investments	—	(692,985)	(817,540)
Property, plant and equipment additions	(55,733)	(56,623)	(41,716)
Cash payments for business acquisitions, net of cash acquired	(37,882)	(76,338)	(13,122)
Cash receipts related to discontinued operations	—	4,283	12,559
Proceeds from sale of fixed assets	433	3,104	4,847
Other—net	(44,153)	—	6,160

Total Cash Flows From Investing Activities	(137,335)	(125,574)	177,468
FINANCING ACTIVITIES:
Increase in long-term debt	141,500	20,100	200,000
Reduction of long-term debt	(22,509)	—	(440,588)
Sale of stock under benefit plans	525	27,156	6,834
Purchase of treasury shares	(73,983)	(172,328)	(257,817)
Dividends to shareholders	(22,566)	(21,803)	(18,418)
Debt issuance costs	—	—	(8,533)

Total Cash Flows From Financing Activities	22,967	(146,875)	(518,522)
DISCONTINUED OPERATIONS:
Cash (used) provided by operating activities from discontinued operations	—	(59)	1,283
Cash provided by investing activities from discontinued operations	—	—	1,634

Total Cash Flows From Discontinued Operations	—	(59)	2,917
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(21,956)	7,758	4,507

DECREASE IN CASH AND CASH EQUIVALENTS	(63,284)	(21,213)	(68,900)
Cash and Cash Equivalents at Beginning of Year	123,500	144,713	213,613

Cash and Cash Equivalents at End of Year	$60,216	$123,500	$144,713

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2009, February 29, 2008 and February 28, 2007

Thousands of dollars except per share amounts

	Common Shares		Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A	Class B
BALANCE MARCH 1, 2006	$56,130	$4,218	$398,505	$(676,436)	$9,823	$1,427,785	$1,220,025
Cumulative effect adjustment, adoption of SAB 108 (net of tax of $1,808)	—	—	—	—	—	3,348	3,348
Net income	—	—	—	—	—	42,378	42,378
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	30,990	—	30,990
Minimum pension liability (net of tax of $55)	—	—	—	—	150	—	150
Unrealized loss on available-for-sale securities (net of tax of $1)	—	—	—	—	(10)	—	(10)
Reclassification adjustment for amounts recognized in income (net of tax of $216)	—	—	—	—	359	—	359

Comprehensive income	—	—	—	—	—	—	73,867
Adjustment recognized upon adoption of SFAS 158 (net of tax of $32,909)	—	—	—	—	(42,325)	—	(42,325)
Cash dividends—$0.32 per share	—	—	—	—	—	(18,418)	(18,418)
Sale of shares under benefit plans, including tax benefits	351	—	6,462	—	—	—	6,813
Purchase of treasury shares	(11,149)	(12)	—	(246,656)	—	—	(257,817)
Debt conversion and settlement	5,506	—	107	210,726	—	(200,680)	15,659
Stock compensation expense	—	—	7,559	—	—	—	7,559
Stock grants and other	1	77	2,226	1,952	—	(393)	3,863

BALANCE FEBRUARY 28, 2007	50,839	4,283	414,859	(710,414)	(1,013)	1,254,020	1,012,574
Cumulative effect adjustment, adoption of FIN 48	—	—	—	—	—	(14,017)	(14,017)
Net income	—	—	—	—	—	83,003	83,003
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	18,691	—	18,691
Pension and postretirement adjustments recognized in accordance with SFAS 158 (net of tax of $7,093)	—	—	—	—	3,567	—	3,567
Unrealized loss on available-for-sale securities (net of tax of $1)	—	—	—	—	(1)	—	(1)

Comprehensive income	—	—	—	—	—	—	105,260
Cash dividends—$0.40 per share	—	—	—	—	—	(21,803)	(21,803)
Sale of shares under benefit plans, including tax benefits	1,220	2	25,533	79	—	(43)	26,791
Purchase of treasury shares	(6,736)	(928)	—	(164,664)	—	—	(172,328)
Stock compensation expense	—	—	6,547	—	—	—	6,547
Stock grants and other	1	77	(1,243)	2,050	—	(498)	387

BALANCE FEBRUARY 29, 2008	45,324	3,434	445,696	(872,949)	21,244	1,300,662	943,411
Net loss	—	—	—	—	—	(227,759)	(227,759)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(80,845)	—	(80,845)
Pension and postretirement adjustments recognized in accordance with SFAS 158 (net of tax of $6,839)	—	—	—	—	(7,674)	—	(7,674)
Unrealized loss on available-for-sale securities (net of tax of $0)	—	—	—	—	(3)	—	(3)

Comprehensive loss	—	—	—	—	—	—	(316,281)
Cash dividends—$0.60 per share	—	—	—	—	—	(27,491)	(27,491)
Sale of shares under benefit plans, including tax benefits	26	—	384	—	—	—	410
Purchase of treasury shares	(8,311)	(10)	—	(67,158)	—	—	(75,479)
Stock compensation expense	—	—	4,369	—	—	—	4,369
Stock grants and other	4	75	(1,364)	2,021	—	(486)	250

BALANCE FEBRUARY 28, 2009	$37,043	$3,499	$449,085	$(938,086)	$(67,278)	$1,044,926	$529,189

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 28, 2009, February 29, 2008 and February 28, 2007

Thousands of dollars except per share amounts

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Consolidation:    The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (“American Greetings” or the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2009 refers to the year ended February 28, 2009.

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as variable interest entities and the Corporation is the primary beneficiary, in which case the investments are consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.”

Reclassifications:    Certain amounts in the prior year financial statements have been reclassified to conform to the 2009 presentation.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to sales returns, allowance for doubtful accounts, customer allowances and discounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowances, deferred costs and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Cash Equivalents:    The Corporation considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

Short-term Investments:    In prior years, the Corporation invested in auction rate securities, which are variable-rate debt securities associated with bond offerings. While the underlying security has a long-term nominal maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity for the Corporation. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The investments were classified as available-for-sale and were recorded at cost, which approximated market value. There were no short-term investments as of February 28, 2009 or February 29, 2008.

Allowance for Doubtful Accounts:    The Corporation evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Corporation is aware of a customer’s inability to meet its financial obligations, a specific allowance for bad debts against amounts due is recorded to reduce the receivable to the amount the Corporation reasonably expects will be collected. In addition, the Corporation recognizes allowances for bad debts based on estimates developed by using standard quantitative measures incorporating historical write-offs. See Note 6 for further information.

Customer Allowances and Discounts:    The Corporation offers certain of its customers allowances and discounts including cooperative advertising, rebates, marketing allowances and various other allowances and discounts. These amounts are recorded as reductions of gross accounts receivable and are recognized as reductions of net sales when earned. These amounts are earned by the customer as product is purchased from the Corporation and are recorded based on the terms of individual customer contracts. See Note 6 for further information.

Concentration of Credit Risks:    The Corporation sells primarily to customers in the retail trade, including those in the mass merchandise, drug store, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand and Mexico. Net sales from continuing operations to the Corporation’s five largest customers accounted for approximately 36%, 37% and 36% of total revenue in 2009, 2008 and 2007, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 15%, 16% and 16% of total revenue from continuing operations in 2009, 2008 and 2007, respectively.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral to secure their obligation to the Corporation. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss exists from a concentration of credit.

Inventories:    Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for certain domestic inventories, which approximate 75% and 70% of the total pre-LIFO consolidated inventories at February 28, 2009 and February 29, 2008, respectively. Foreign inventories and the remaining domestic inventories principally use the first-in, first-out (FIFO) method except for display material and factory supplies which are carried at average cost. The Corporation allocates fixed production overhead to inventory based on the normal capacity of the production facilities. Abnormal amounts of idle facility expense, freight, handling costs and wasted material are treated as a current period expense. See Note 7 for further information.

Deferred Costs:    In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The Corporation classifies the total contractual amount of the incentive consideration committed to the customer but not yet earned as a deferred cost asset at the inception of an agreement, or any future amendments. Deferred costs estimated to be earned by the customer and charged to operations during the next twelve months are classified as “Prepaid expenses and other” in the Consolidated Statement of Financial Position and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets.” Such costs are capitalized as assets reflecting the probable future economic benefits obtained as a result of the transactions. Future economic benefit is further defined as cash inflow to the Corporation. The Corporation, by incurring these costs, is ensuring the probability of future cash flows through sales to customers. The amortization of such deferred costs properly matches the cost of obtaining business over the periods to be benefited. The periods of amortization are continually evaluated to determine if later circumstances warrant revisions of the estimated amortization periods. The Corporation maintains a general allowance for deferred costs based on estimates developed using standard quantitative measures incorporating historical write-offs. In instances where the Corporation is aware of a particular customer’s inability to meet its performance obligation, a specific allowance is recorded to reduce the deferred cost asset to an estimate of its future value based upon expected recoverability. See Note 10 for further discussion.

Deferred Film Production Costs:    The Corporation is engaged in the production of film-based entertainment, which is generally exploited in the DVD, theatrical release or broadcast format. This entertainment is related to Strawberry Shortcake, Care Bears and other properties developed by the Corporation and is used to support the Corporation’s merchandise licensing strategy.

Film production costs are accounted for pursuant to American Institute of Certified Public Accountants Statement of Position 00-2 (“SOP 00-2”), “Accounting by Producers or Distributors of Films,” and are stated at the lower of cost or net realizable value based on anticipated total revenue (ultimate revenue). Film production costs are generally capitalized. These costs are then ratably recognized based on the ratio of the current period’s revenue to estimated remaining ultimate revenues. Ultimate revenues are calculated in accordance with SOP 00-2 and require estimates and the exercise of judgment. Accordingly, these estimates are periodically updated to include the actual results achieved or new information as to anticipated revenue performance of each title.

During 2009, production expense totaled $19,945 and included $8,856 related to changes in ultimate revenue estimates. During 2008, production expense totaled $8,560 and included amounts related to changes in ultimate revenue estimates of approximately $4,035. The balance of deferred film production costs was $10,290 and $12,899 at February 28, 2009 and February 29, 2008, respectively. The Corporation expects to recognize approximately $3,600 of production costs during the next twelve months.

Investment in Life Insurance:    The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans. The net life insurance expense, including interest expense, is included in “Administrative and general expenses” in the Consolidated Statement of Operations. The related interest expense, which approximates amounts paid, was $11,101, $10,779 and $10,938 in 2009, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets:    Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations and is not amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” This statement addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Corporation is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. While the Corporation may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. The required annual goodwill impairment test is completed during the fourth quarter. Intangible assets with defined lives are amortized over their estimated lives. See Note 9 for further discussion.

Property and Depreciation:    Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, equipment and fixtures are computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 25 to 40 years; computer hardware and software over 3 to 7 years; machinery and equipment over 3 to 15 years; and furniture and fixtures over 8 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement. Property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 also provides a single accounting model for the disposal of long-lived assets. In accordance with SFAS 144, assets held for sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. See Note 8 for further information.

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

Revenue Recognition:    Sales of seasonal product to unrelated, third party retailers are recognized at the approximate date the product is received by the customer, commonly referred to in the industry as the ship-to-arrive date (“STA”). The Corporation maintains STA data due to the large volume of seasonal product shipment activity and the lead time required to achieve customer-requested delivery dates. Seasonal cards, certain other seasonal products and everyday cards at certain foreign locations are generally sold with the right of return on unsold merchandise. In addition, the Corporation provides for estimated returns of these products when those sales to unrelated, third party retailers are recognized. These estimates are based on historical sales returns, the amount of current year sales and other known factors. Accrual rates utilized for establishing estimated returns reserves have approximated actual returns experience.

Except for products sold with a right of return and retailers with a scan-based trading (“SBT”) arrangement, sales are generally recognized by the Corporation upon shipment of products to unrelated, third party retailers and upon the sale of products to the consumer at Corporation-owned retail locations. Sales of these products are generally sold without the right of return and sales credits are issued at the Corporation’s discretion for damaged, obsolete and outdated products.

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

Subscription revenue, primarily for the AG Interactive segment, represents fees paid by customers for access to particular services for the term of the subscription. Subscription revenue is generally billed in advance and is recognized ratably over the subscription periods.

The Corporation has agreements for licensing the Care Bears and Strawberry Shortcake characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives quarterly payments from the agents. Royalty revenue is generally recognized upon receipt and recorded in “Other revenue” and expenses associated with the servicing of these agreements are primarily recorded as “Selling, distribution and marketing expenses.”

Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $37,751 and $37,895 at February 28, 2009 and February 29, 2008, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

Sales Taxes:    Sales taxes are not included in net sales as the Corporation is a conduit for collecting and remitting taxes to the appropriate taxing authorities.

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

Shipping and Handling Fees:    The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing expenses.” Shipping and handling costs were $130,271, $128,177 and $126,880 in 2009, 2008 and 2007, respectively.

Advertising Expense:    Advertising costs are expensed as incurred. Advertising expense was $30,392, $45,099 and $43,314 in 2009, 2008 and 2007, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” including what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. FIN 48 requires a company to include additional qualitative and quantitative disclosures within its financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each annual period. The disclosures also include a discussion of the nature of uncertainties, factors that could cause a change and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more likely than not that the position will be sustained. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 on March 1, 2007. See Note 17 for further discussion.

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

Recent Accounting Pronouncements:    In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB deferred the effective date of SFAS 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. The Corporation adopted SFAS 157 for financial assets and liabilities on March 1, 2008. In October 2008, the FASB issued FASB Staff Position FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. See Note 14.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 became effective on November 15, 2008. The adoption of SFAS 162 did not have a significant impact on the Corporation’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP 132R-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132R-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements and concentrations of risk. FSP 132R-1 is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. The adoption of FSP 132R-1 in fiscal 2010 will have no effect on the Corporation’s consolidated financial position or results of operations.

NOTE 2—ACQUISITIONS

During the second quarter of 2009, the Corporation paid $44,153 to acquire, at a substantial discount, the first lien debt securities of Recycled Paper Greetings, Inc. The principal amount of the securities was $67,100. The cash paid for this investment is included in “Other-net” investing activities on the Consolidated Statement of Cash Flows. This investment was written down to fair market value during the fourth quarter. A loss of $2,740 was recorded as a result.

During the fourth quarter of 2009, the Corporation acquired all of the issued and outstanding capital stock of RPG Holdings, Inc. and its subsidiary, Recycled Paper Greetings, Inc. (together “RPG”). RPG is a Chicago-based creator and designer of humorous and alternative greeting cards. RPG’s cards are distributed primarily through mass retail partners, drug stores and specialty retail stores. The acquisition was completed pursuant to a petition and pre-packaged plan of reorganization filed on January 2, 2009, by RPG under the U.S. Bankruptcy Code and an agreement dated December 30, 2008, between the Corporation and RPG.

On February 24, 2009, the Corporation acquired all of the issued and outstanding capital stock of RPG in exchange for: (a) approximately $18,000 in cash, which includes up to $3,200 of unpaid professional fees and other amounts owed by RPG that the Corporation anticipates paying upon approval of these amounts by the U.S. Bankruptcy Court; (b) the $67,100 in principal amount of first lien debt securities held by American Greetings; (c) approximately $22,000 in aggregate principal amount of American Greetings’ 7.375% senior notes due June 1, 2016, issued under American Greetings’ existing senior notes indenture; and (d) approximately $32,700 in aggregate principal amount of American Greetings’ 7.375% notes due June 1, 2016, issued under American Greetings’ new indenture. Also in connection with the acquisition, approximately $6,500 of debtor-in-possession financing (the “DIP”) owed by RPG to American Greetings under the debtor-in-possession credit agreement put in place in the fourth quarter of 2009 was extinguished. The Corporation also incurred approximately $3,500 in transaction costs associated with this acquisition.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The estimated purchase price allocation is preliminary and subject to revision as valuation work is still being conducted. The following represents the preliminary purchase price allocation:

Purchase price (in millions):
Cash paid (including transaction costs and the DIP)	$22.9
Purchase price payable (including transaction costs)	4.8
Fair market value of first lien debt securities	41.4
Fair market value of long-term debt issued	28.4
Cash acquired	(0.6)

$96.9

Allocation (in millions):
Current assets	$17.1
Property, plant and equipment	3.9
Other assets (including deferred tax assets)	18.8
Intangible assets	41.5
Goodwill	22.5
Liabilities assumed	(6.9)

$96.9

The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been completed as the acquisition closed within days of the Corporation’s year-end. Pro forma results will be completed and filed with the SEC on Form 8-K within seventy-five days of the closing of the acquisition.

In addition, the Corporation is currently in the process of reviewing the RPG operations for rationalization opportunities, particularly in the areas of supply chain, manufacturing, distribution and corporate functions. Once this review has been completed and a detailed plan of action is approved, additional liabilities may be required in the allocation of the purchase price. These actions, if any, will be accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

In March 2008, the Corporation acquired a card publisher and franchised distributor of greeting cards in the United Kingdom (“U.K.”). Cash paid, net of cash acquired was approximately $15,600 and is reflected in investing activities in the Consolidated Statement of Cash Flows. In connection with this acquisition, intangible assets and goodwill of $5,800 and $6,100, respectively, were recorded. Approximately $8,400 of current assets and fixed assets were recorded and liabilities of approximately $4,700 were assumed. The purchase agreement provides for a contingent payment of up to 2 million U.K. Pounds Sterling to be paid based on the company’s operating results over a three-year period from the date of acquisition. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

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

Webshots is an online digital photography business. The $45,200 cash payment is reflected in investing activities in the Consolidated Statement of Cash Flows. Intangible assets and goodwill of $9,300 and $41,600, respectively, were recorded. Liabilities of approximately $5,500 were also assumed as part of the acquisition.

PhotoWorks is a leading online photo sharing and personal publishing company that allows consumers to use their digital images to create high quality photo-personalized products like greeting cards, calendars, online photo albums and photo books. In accordance with the terms of its agreement with PhotoWorks, on December 13, 2007, the Corporation commenced a cash tender offer to acquire all outstanding common stock of PhotoWorks at a price of 59.5 cents per share. Cash paid, net of cash acquired, was $25,082 and is reflected in investing activities in the Consolidated Statement of Cash Flows. Intangible assets and goodwill totaling approximately $4,870 and $15,500, respectively, were recorded. A deferred tax asset of approximately $10,000 was recorded in connection with a net operating loss carryforward that was acquired in the transaction and liabilities of approximately $5,000 were also assumed as part of the acquisition.

During the second quarter of 2007, the Corporation acquired an online greeting card business for approximately $21,000. Approximately $15,000 was paid in the second quarter of 2007 and approximately $6,000 was paid in the first quarter of 2008. Cash paid, net of cash acquired, was $11,154 in 2007 and $6,056 in 2008 and is reflected in investing activities in the Consolidated Statement of Cash Flows. In connection with this acquisition, intangible assets and goodwill of $11,200 and $12,500, respectively, were recorded. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. The pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

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

The goodwill and certain intangible assets related to the acquisitions completed in 2008, 2007 and 2005 disclosed above were impaired in 2009. See Note 9 for further information.

NOTE 3—OTHER INCOME AND EXPENSE

	2009	2008	2007
Gain on contract terminations	$—	$—	$(20,004)
Loss on disposal of candle product lines	—	—	15,969
Miscellaneous	(1,396)	(1,325)	(1,217)

Other operating income—net	$(1,396)	$(1,325)	$(5,252)

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

	2009	2008	2007
Foreign exchange loss (gain)	$483	$(7,206)	$(2,733)
Rental income	(1,432)	(1,225)	(1,326)
Miscellaneous	3,106	1,020	1,377

Other non-operating expense (income)—net	$2,157	$(7,411)	$(2,682)

“Miscellaneous” includes, among other things, gains and losses on asset disposals and income/loss from debt and equity securities. In 2009, miscellaneous included a loss of $2,740 related to the Corporation’s investment in the first lien debt securities of RPG prior to the acquisition of the capital stock of RPG in February 2009. See Note 2 for further information.

NOTE 4—(LOSS) EARNINGS PER SHARE

The following table sets forth the computation of (loss) earnings per share and (loss) earnings per share-assuming dilution:

	2009	2008	2007
Numerator:
(Loss) income from continuing operations	$(227,759)	$83,320	$39,938
Add-back—interest on convertible subordinated notes, net of tax	—	—	1,967

(Loss) income from continuing operations—assuming dilution	$(227,759)	$83,320	$41,905

Denominator (thousands):
Weighted average shares outstanding	46,544	54,237	57,952
Effect of dilutive securities:
Convertible debt	—	—	4,015
Stock options and other	—	269	396

Weighted average shares outstanding—assuming dilution	46,544	54,506	62,363

(Loss) income from continuing operations per share	$(4.89)	$1.54	$0.69

(Loss) income from continuing operations per share—assuming dilution	$(4.89)	$1.53	$0.67

For 2009, all options outstanding (totaling approximately 6.7 million) were excluded from the computation of earnings per share-assuming dilution, as the effect would have been antidilutive due to the net loss in the period. Had the Corporation reported income for the year, approximately 6.0 million stock options outstanding during the period would have been excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the year. Approximately 1.7 million and 3.2 million stock options, in 2008 and 2007, respectively, were excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective years.

NOTE 5—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The balance of accumulated other comprehensive (loss) income consisted of the following components:

	February 28, 2009	February 29, 2008
Foreign currency translation adjustments	$(20,238)	$60,607
Pension and postretirement benefits adjustments, net of tax (See Note 12)	(47,038)	(39,364)
Unrealized investment (loss) gain, net of tax	(2)	1

	$(67,278)	$21,244

NOTE 6—TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	February 28, 2009	February 29, 2008
Allowance for seasonal sales returns	$47,121	$57,126
Allowance for outdated products	11,486	21,435
Allowance for doubtful accounts	5,011	3,778
Allowance for cooperative advertising and marketing funds	25,048	33,662
Allowance for rebates	45,774	43,935

	$134,440	$159,936

NOTE 7—INVENTORIES

	February 28, 2009	February 29, 2008
Raw materials	$21,425	$17,701
Work in process	7,068	10,516
Finished products	232,893	244,379

	261,386	272,596
Less LIFO reserve	86,025	82,085

	175,361	190,511
Display material and factory supplies	28,512	26,160

	$203,873	$216,671

There were no material LIFO liquidations in 2009, 2008 or 2007. Inventory held on location for retailers with SBT arrangements totaled approximately $34,000 and $32,000 as of February 28, 2009 and February 29, 2008, respectively.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

	February 28, 2009	February 29, 2008
Land	$15,048	$16,568
Buildings	243,395	263,682
Equipment and fixtures	699,637	693,823

	958,080	974,073
Less accumulated depreciation	660,301	678,068

	$297,779	$296,005

During 2009, the Corporation disposed of approximately $43,000 of property, plant and equipment that included accumulated depreciation of approximately $41,000 compared to disposals in 2008 of approximately $38,000 with accumulated depreciation of approximately $34,000. Continued operating losses and negative cash flows led to testing for impairment of long-lived assets in the Retail Operations segment in accordance with SFAS 144. As a result, fixed asset impairment charges of $5,465, $1,436 and $1,760 were recorded in “Selling, distribution and marketing expenses” on the Consolidated Statement of Operations for 2009, 2008 and 2007, respectively. The charges represent the difference between the carrying values of the assets and the future net discounted cash flows estimated to be generated by those assets.

Depreciation expense totaled $42,843, $43,903 and $47,006 in 2009, 2008 and 2007, respectively.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, the Corporation is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. Due to the recent deterioration in the global economic environment and resulting significant decrease in the Corporation’s market capitalization, combined with significant decreases in reported market values of comparable, unrelated companies, indicators emerged within the AG Interactive segment, which is also the reporting unit for SFAS 142 purposes, and one reporting unit located in the United Kingdom within the International Social Expression Products segment (the “UK Reporting Unit”) that led the Corporation to conclude that a SFAS 142 impairment test was required to be performed during the third quarter of 2009 for goodwill in these reporting units.

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

Under SFAS 142, the test for, and measurement of, impairment of goodwill consists of two steps. In the first step, the initial test for potential impairment, the Corporation compares the fair value of each reporting unit to its carrying amount. Fair values were determined using a combination of an income approach and a market based approach which were validated by a market capitalization reconciliation. Based on this evaluation, it was determined that the fair values of the AG Interactive segment and UK Reporting Unit were less than their carrying values, thus indicating potential impairment. In the second step, the measurement of the impairment, the Corporation hypothetically applies purchase accounting to the reporting units using the fair values from the first step. As a result, the Corporation recorded goodwill charges of $150,208, which includes all the goodwill for the

AG Interactive segment, and $82,110, which includes all of the goodwill for the UK Reporting Unit. The amounts recorded in the third quarter were estimates. The AG Interactive segment impairment was adjusted down by $655 in the fourth quarter due to final purchase accounting adjustments for a final impairment total of $149,553.

The required annual impairment test of goodwill was completed early in the fourth quarter of 2009 and based on the results of the testing, no additional impairment charges were recorded.

However, based on the continued significant deterioration of the global economic environment during the fourth quarter of 2009 and the closing share price of the Corporation’s Class A common shares at February 28, 2009, that resulted in the Corporation’s fair value of equity being below the carrying value of equity, an additional interim impairment analysis was performed at the end of the fourth quarter following the same steps as described above. Based on this analysis, it was determined that the fair values of the North American Greeting Card Division (“NAGCD”) and the Corporation’s fixtures business, which are both also the reporting units for SFAS 142 purposes, were less than their carrying values. As a result, the Corporation recorded goodwill impairment charges of $47,850, which includes all the goodwill for NAGCD, and $82, which includes all the goodwill for the Corporation’s fixtures business. NAGCD is included in the North American Social Expression Products segment and the fixtures business is included in non-reportable segments.

In 2008, the Corporation completed the required annual impairment test of goodwill in the fourth quarter and based on the results of the testing, no impairment charges were recorded.

In 2007, the required annual goodwill impairment test resulted in an impairment charge of $2,196 for the Corporation’s entertainment development and production joint venture, which is included in the non-reportable segments. This charge represented all of the goodwill of this entity. A discounted cash flow method was used for testing purposes.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the years ended February 28, 2009 and February 29, 2008 by segment, is as follows:

	North American Social Expression Products	International Social Expression Products	AG Interactive	Non- Reportable Segments	Total
Balance at February 28, 2007	$47,843	$86,041	$90,139	$82	$224,105
Acquisition related	—	—	56,349	—	56,349
Currency translation	19	1,009	3,590	—	4,618

Balance at February 29, 2008	47,862	87,050	150,078	82	285,072
Acquisition related	22,465	6,096	794	—	29,355
Impairment	(47,850)	(82,110)	(149,553)	(82)	(279,595)
Currency translation	(12)	(6,630)	(1,319)	—	(7,961)

Balance at February 28, 2009	$22,465	$4,406	$—	$—	$26,871

At February 28, 2009 and February 29, 2008, intangible assets, net of accumulated amortization and impairment charges, were $50,593 and $27,438, respectively. The following table presents information about these intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	February 28, 2009			February 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives	$10,000	$—	$10,000	$—	$—	$—
Patents	3,910	(3,303)	607	3,686	(3,207)	479
Trademarks	9,547	(7,949)	1,598	10,236	(5,211)	5,025
Artist relationships	15,750	—	15,750	—	—	—
Customer relationships	26,105	(9,476)	16,629	10,342	(1,534)	8,808
Leasehold interest	—	—	—	4,824	(4,824)	—
Other	15,526	(9,517)	6,009	17,334	(4,208)	13,126

	$80,838	$(30,245)	$50,593	$46,422	$(18,984)	$27,438

The majority of the increase in intangible assets relates to assets acquired in connection with the acquisition of RPG, estimated at approximately $41,500. The U.K. acquisition in 2009 also added approximately $5,800 of intangible assets. The intangible asset with an indefinite life is the RPG trade name. Other intangible assets acquired primarily include customer and artist relationships and franchise networks. The weighted average amortization period for the intangible assets acquired in 2009 is approximately 9 years. See Note 2 for further information.

In conjunction with the goodwill impairment analysis performed in the third quarter of 2009 for the AG Interactive segment and the UK Reporting Unit discussed above, intangible assets were also tested for impairment in accordance with SFAS 144. Based on this testing, the Corporation recorded an impairment charge of $10,571 in the AG Interactive segment. The impairment charge was determined using a discounted cash flows analysis and related primarily to customer relationships, developed technology and trademarks.

Amortization expense for intangible assets totaled $7,173, $4,632 and $2,406 in 2009, 2008 and 2007, respectively. Estimated annual amortization expense for the next five years will approximate $6,629 in 2010, $5,080 in 2011, $4,941 in 2012, $4,885 in 2013 and $4,420 in 2014. The weighted average remaining amortization period is approximately 8 years.

NOTE 10—DEFERRED COSTS

In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. Under these agreements, the customer typically receives from the Corporation a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from the Corporation over the stated term of the agreement or the effective time period of the agreement to meet a minimum purchase volume commitment. In the event a contract is not completed because a minimum purchase volume commitment is not met, in most instances, the Corporation has a claim for unearned advances under the agreement. The Corporation periodically reviews the progress toward the commitment and adjusts the estimated amortization period accordingly to match the costs with the revenue associated with the agreement. The agreements may or may not specify the Corporation as the sole supplier of social expression products to the customer.

A portion of the total consideration may be payable by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” in the Consolidated Statement of Financial Position and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains an allowance for deferred costs related to supply agreements of $30,897 and $29,700 at February 28, 2009 and February 29, 2008, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Deferred costs and future payment commitments were as follows:

	February 28, 2009	February 29, 2008
Prepaid expenses and other	$107,596	$119,069
Other assets	273,311	338,003

Deferred cost assets	380,907	457,072
Other current liabilities	(55,877)	(68,457)
Other liabilities	(22,023)	(50,491)

Deferred cost liabilities	(77,900)	(118,948)

Net deferred costs	$303,007	$338,124

A summary of the changes in the carrying amount of the Corporation’s net deferred costs during the years ended February 28, 2009, February 29, 2008 and February 28, 2007 is as follows:

Balance at February 28, 2006	$515,642
Payments	102,265
Net contract termination	(76,438)
Amortization	(154,579)
Currency translation and other	2,857

Balance at February 28, 2007	389,747
Payments	104,705
Net contract termination	(14,920)
Amortization	(143,223)
Currency translation and other	1,815

Balance at February 29, 2008	338,124
Payments	105,952
Amortization	(133,548)
Currency translation and other	(7,521)

Balance at February 28, 2009	$303,007

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

On May 25, 2006, the Corporation repurchased $277,310 of its 6.10% senior notes due on August 1, 2028 and recorded a charge of $5,055 for the consent payment and other fees associated with the notes repurchased, as well as for the write-off of related deferred financing costs. In conjunction with the tender, the indenture governing the 6.10% senior notes was amended to eliminate certain restrictive covenants and events of default. The balance of the 6.10% senior notes was reclassified to current during the second quarter of 2008 as these notes could be put back to the Corporation on August 1, 2008, at the option of the holders, at 100% of the principal amount provided the holders exercised this option between July 1, 2008 and August 1, 2008. During the second quarter of 2009, $22,509 of these notes were repaid upon exercise of the put option. The balance of the 6.10% senior notes was reclassified to long-term.

On February 24, 2009, the Corporation issued $22,000 of additional 7.375% senior unsecured notes described above (“Additional Senior Notes”) and $32,686 of new 7.375% unsecured notes due on June 1, 2016 (“New Notes”) in conjunction with the acquisition of RPG. The original issue discount from the issuance of these notes of $26,249 was recorded as a reduction of the underlying debt issuances and is being amortized over the life of the debt using the effective interest method. Including the original issue discount, the New Notes and the Additional Senior Notes have an effective annualized interest rate of approximately 20.3%. See Note 2 for further information on the acquisition of RPG. Except as described below, the terms of the New Notes and the Additional Senior Notes are the same.

The New Notes and the Additional Senior Notes will mature on June 1, 2016 and bear interest at a fixed rate of 7.375% per annum, commencing June 1, 2009. The New Notes and the Additional Senior Notes constitute general, unsecured obligations of the Corporation. The New Notes and the Additional Senior Notes rank equally with the Corporation’s other senior unsecured indebtedness and senior in right of payment to all of the Corporation’s obligations that are, by their terms, expressly subordinated in right of payment to the New Notes or the Additional Senior Notes, as applicable. The Additional Senior Notes are effectively subordinated to all of the Corporation’s secured indebtedness, including borrowings under its credit agreement, to the extent of the value of the assets securing such indebtedness. The New Notes are contractually subordinated to amounts outstanding under the credit agreement, and are effectively subordinated to any other secured indebtedness that the Corporation may issue from time to time to the extent of the value of the assets securing such indebtedness.

The New Notes and the Additional Senior Notes generally contain comparable covenants as described below for the Corporation’s credit agreement. The New Notes also provide that if the Corporation incurs more than an additional $10,000 of indebtedness (other than indebtedness under the credit agreement or certain other permitted indebtedness), such indebtedness must be (a) pari passu in right of payment to the New Notes and expressly subordinated in right of payment to the credit agreement at least to the same extent as the New Notes, or (b) expressly subordinated in right of payment to the New Notes. Alternatively, the Corporation can redeem the New Notes in whole, but not in part, at a purchase price equal to 100% of the principal amount thereof plus accrued but unpaid interest, if any, or have the subordination provisions removed from the New Notes.

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $118,966 (at a carrying value of $228,618) and $220,406 (at a carrying value of $222,690) at February 28, 2009 and February 29, 2008, respectively. The carrying amount of the Corporation’s publicly traded debt significantly exceeded its fair value at February 28, 2009 due to the tighter U.S. credit markets.

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

Revolving loans denominated in U.S. dollars under the new credit agreement will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate (“LIBOR”) or the alternate base rate (“ABR”), as defined in the credit agreement, in each case, plus margins adjusted according to the Corporation’s leverage ratio. Term loans will bear interest at a rate per annum based on either LIBOR plus 150 basis points or based on the ABR, as defined in the credit agreement, plus 25 basis points. The Corporation pays an annual commitment fee of 25 basis points on the undrawn portion of the revolving credit facility and 62.5 basis points on the undrawn portion of the term loan. Commencing on November 30, 2006, in accordance with the terms of the new credit agreement, the commitment fee on the revolving facility fluctuates based on the Corporation’s leverage ratio.

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

On March 28, 2008, the aforementioned credit agreement was further amended. The amendment extended the period during which the Corporation may borrow on the term loan until April 3, 2009 and changes the start of the amortization period from April 4, 2008 until April 3, 2009.

On February 23, 2009, the Corporation drew down $100,000 in principal amount under the term loan. The proceeds of the term loan will be used for general corporate purposes. The Corporation’s ability to draw down term loans expires on April 3, 2009. Accordingly, in light of current market conditions, the Corporation drew on the facility to provide it with greater financial flexibility and to enhance liquidity for the long term.

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

On September 23, 2008, the credit agreement was further amended as follows: (1) to permit the Corporation to sell its Strawberry Shortcake, Care Bears and Sushi Pack properties; (2) to increase the permitted level of acquisitions that the Corporation may make from $200,000 to $325,000; (3) to authorize the Corporation to further amend its accounts receivable facility described below to allow its wholly-owned, consolidated accounts receivable subsidiary, AGC Funding Corporation (“AGC Funding”), to enter into insurance and other transactions that may mitigate credit risks associated with the collection of accounts receivable; and (4) to permit the Corporation to grant certain liens to third parties engaged in connection with the production, marketing and exploitation of the Corporation’s entertainment properties.

The Corporation is also party to an amended and restated receivables purchase agreement that had available financing of up to $150,000. The agreement expires on October 23, 2009. Under the amended and restated receivables purchase agreement, the Corporation and certain of its subsidiaries sell accounts receivable to AGC Funding, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit. This arrangement is accounted for as a financing transaction.

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

On March 28, 2008, the amended and restated receivables purchase agreement was further amended. The amendment decreased the amount of available financing from $150,000 to $90,000. There were no balances outstanding under the amended and restated receivables purchase agreement as of February 28, 2009 or February 29, 2008.

At February 28, 2009, the Corporation was in compliance with its financial covenants under the borrowing agreements described above.

Debt due within one year was as follows:

	February 28, 2009	February 29, 2008
6.10% senior notes, due 2028	$—	$22,690
Term loan facility	750	—

	$750	$22,690

Long-term debt and their related calendar year due dates, net of unamortized discounts, were as follows:

	February 28, 2009	February 29, 2008
7.375% senior notes, due 2016	$211,440	$200,000
7.375% notes, due 2016	16,997	—
Term loan facility, due 2013	99,250	—
Revolving credit facility, due 2011	61,600	20,100
6.10% senior notes, due 2028	181	—
Other	5	518

	$389,473	$220,618

At February 28, 2009, the balances outstanding on the revolving credit facility and term loan facility bear interest at a rate of approximately 2.4% and 3.2%, respectively. In addition to the balances outstanding under the aforementioned agreement, the Corporation provides financing for certain transactions with some of its vendors, which includes a combination of various guarantees and letters of credit. At February 28, 2009, the Corporation had credit arrangements to support the letters of credit in the amount of $113,605 with $26,168 of credit outstanding.

Aggregate maturities of long-term debt are as follows:

2010	$750
2011	1,000
2012	1,000
2013	1,000
2014	157,850
Thereafter	254,867

$416,467

Interest paid in cash on short-term and long-term debt was $21,721 in 2009, $18,512 in 2008 and $32,410 in 2007. In 2007, interest expense included $5,055 related to the early retirement of substantially all of our 6.10% senior notes including the consent payment, fees paid and the write-off of deferred financing costs. Deferred financing costs of $1,013 and $1,128 associated with the termination of the credit facility in April 2006 and the amendment of the term loan facility in February 2007, respectively, were also written off during the year. These amounts were partially offset by $2,390 for the net gain recognized on an interest rate derivative entered into and settled during 2007.

NOTE 12—RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $5,184 and $6,751 for 2008 and 2007, respectively. In addition, the Corporation, at its discretion, matches a portion of 401(k) employee contributions. The Corporation’s matching contributions were $4,521 and $4,545 for 2008 and 2007, respectively. Based on the 2009 operating results, the Corporation elected not to make profit-sharing or 401(k) matching contributions for 2009.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Annual expense and accumulated benefits of these foreign plans were not material to the consolidated financial statements.

The Corporation also participates in a multi-employer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multi-employer plan, representing contributions to the plan, was $511, $554 and $753 in 2009, 2008 and 2007, respectively.

The Corporation has deferred compensation plans that provide certain officers and directors with the opportunity to defer receipt of compensation and director fees, respectively, including compensation received in the form of the Corporation’s common shares. The Corporation funds these deferred compensation liabilities by making contributions to a rabbi trust. In accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” both the trust assets and the related obligation associated with deferrals of the Corporation’s common shares are recorded in equity at cost and offset each other. There were approximately 0.3 million common shares in the trust at February 28, 2009 with a cost of $5,133 compared to approximately 0.2 million common shares with a cost of $3,571 at February 29, 2008.

In 2001, in connection with its acquisition of Gibson Greetings, Inc. (“Gibson”), the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Gibson Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Gibson Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Gibson Retirement Plan has a measurement date of February 28 or 29. No contributions were made to the plan in either 2009 or 2008. The Gibson Retirement Plan was under-funded at February 28, 2009 and fully funded at February 29, 2008.

The Corporation also has an unfunded defined benefit pension plan (the “Supplemental Executive Retirement Plan”) covering certain management employees. The Supplemental Executive Retirement Plan has a measurement date of February 28 or 29. The Supplemental Executive Retirement Plan was amended in 2005 to change the twenty-year cliff-vesting period with no minimum plan service requirements to a ten-year cliff-vesting period with a requirement that at least five years of that service must be as a plan participant. The plan was amended in 2008 to authorize the Corporation to make a one-time offer to each participant who is no longer employed by American Greetings, but is either currently receiving payments under the plan or has a deferred vested benefit under the plan to receive a lump sum cash payment in 2008 in satisfaction of all future benefit payments under the Supplemental Executive Retirement Plan. As a result, a settlement expense of $105 was recorded during 2008.

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

The following table sets forth summarized information on the defined benefit pension plans and postretirement benefits plan:

	Pension Plans		Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$152,565	$162,434	$139,665	$143,803
Service cost	954	987	3,495	3,885
Interest cost	9,128	8,919	8,682	8,229
Participant contributions	46	54	4,546	4,618
Retiree drug subsidy payments	—	—	2,898	—
Plan amendments	—	90	—	—
Actuarial gain	(6,311)	(7,147)	(31,191)	(12,255)
Benefit payments	(10,081)	(10,502)	(7,982)	(8,615)
Settlements	—	(7,280)	—	—
Currency exchange rate changes	(6,185)	5,010	—	—

Benefit obligation at end of year	140,116	152,565	120,113	139,665

Change in plan assets:
Fair value of plan assets at beginning of year	126,023	135,526	76,686	77,114
Actual return on plan assets	(26,002)	500	(11,352)	3,761
Employer contributions	1,776	3,134	—	(192)
Participant contributions	46	54	4,546	4,618
Benefit payments	(10,081)	(10,502)	(7,982)	(8,615)
Settlements	—	(7,280)	—	—
Currency exchange rate changes	(5,273)	4,591	—	—

Fair value of plan assets at end of year	86,489	126,023	61,898	76,686

Funded status at end of year	$(53,627)	$(26,542)	$(58,215)	$(62,979)

Amounts recognized in the Consolidated Statement of Financial Position consist of the following:

	Pension Plans		Postretirement Benefits
	2009	2008	2009	2008
Other assets	$623	$7,861	$—	$—
Accrued compensation and benefits	(2,076)	(2,018)	—	—
Other liabilities	(52,174)	(32,385)	(58,215)	(62,979)

Net amount recognized	$(53,627)	$(26,542)	$(58,215)	$(62,979)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$50,277	$24,345	$47,720	$66,683
Net prior service cost (credit)	1,036	1,296	(19,184)	(26,602)
Net transition obligation	43	63	—	—

Accumulated other comprehensive income	$51,356	$25,704	$28,536	$40,081

For the defined benefit pension plans, the estimated net loss, prior service cost and transition obligation that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $1,806, $258, and $5, respectively. For the postretirement benefit plan, the estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $3,000 and ($7,400), respectively.

The following table presents significant weighted-average assumptions to determine benefit obligations and net periodic benefit cost:

	Pension Plans		Postretirement Benefits
	2009	2008	2009	2008
Weighted average discount rate used to determine:
Benefit obligations at measurement date
US	6.75%	6.50%	6.75%	6.50%
International	7.50%	5.75%	N/A	N/A
Net periodic benefit cost
US	6.50%	5.75%	6.50%	5.75%
International	5.75%	5.25%	N/A	N/A
Expected long-term return on plan assets:
US	7.00%	7.00%	7.00%	7.00%
International	6.00%	6.00%	N/A	N/A
Rate of compensation increase:
US	Up to 6.50%	Up to 6.50%	N/A	N/A
International	Up to 3.50%	3.50-4.00%	N/A	N/A
Health care cost trend rates:
For year ending February 28 or 29	N/A	N/A	9.00%	9.50%
For year following February 28 or 29	N/A	N/A	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.00%	6.00%
Year the rate reaches the ultimate trend rate	N/A	N/A	2017	2014

For 2009, the net periodic pension cost for the pension plans was based on long-term asset rates of return as noted above. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

For 2009, the Corporation assumed a long-term asset rate of return of 7% to calculate the expected return for the postretirement benefit plan. In developing the 7% expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical 15-year compounded returns for such asset classes. This rate is also consistent with actual compounded returns earned by the plan over several years.

	2009	2008
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$1,429	$1,105
Accumulated postretirement benefit obligation	11,298	10,311

Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(1,155)	(935)
Accumulated postretirement benefit obligation	(9,362)	(8,883)

The following table presents selected pension plan information:

	2009	2008
For all pension plans:
Accumulated benefit obligation	$136,595	$149,054

For pension plans that are not fully funded:
Projected benefit obligation	126,386	37,798
Accumulated benefit obligation	122,923	34,374
Fair value of plan assets	72,136	3,395

A summary of the components of net periodic benefit cost for the pension plans is as follows:

	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$954	$987	$924
Interest cost	9,128	8,919	8,668
Expected return on plan assets	(8,049)	(8,761)	(8,524)
Amortization of transition obligation	6	6	6
Amortization of prior service cost	260	260	254
Amortization of actuarial loss	459	1,454	2,218
Settlements	—	1,172	—

Net periodic benefit cost	2,758	4,037	3,546

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	27,681	1,047	24,991
Prior service cost	—	90	1,465
Transition obligation	—	—	59
Amortization of prior service cost	(260)	(260)	—
Amortization of actuarial loss	(459)	(1,454)	—
Amortization of transition obligation	(6)	(6)	—
Settlements	—	(1,172)	—

Total recognized in net periodic benefit cost and other comprehensive income	$29,714	$2,282	$30,061

A summary of the components of net periodic benefit cost for the postretirement benefit plan is as follows:

	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$3,495	$3,885	$3,681
Interest cost	8,682	8,229	7,733
Expected return on plan assets	(5,100)	(5,097)	(5,098)
Amortization of prior service credit	(7,418)	(7,418)	(7,418)
Amortization of actuarial loss	4,224	6,042	7,022

Net periodic benefit cost	3,883	5,641	5,920

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial (gain) loss	(14,739)	(10,919)	83,644
Prior service credit	—	—	(34,020)
Amortization of actuarial loss	(4,224)	(6,042)	—
Amortization of prior service credit	7,418	7,418	—

Total recognized in net periodic benefit cost and other comprehensive income	$(7,662)	$(3,902)	$55,544

At February 28, 2009 and February 29, 2008, the assets of the plans are held in trust and allocated as follows:

	Pension Plans		Postretirement Benefits
	2009	2008	2009	2008	Target Allocation
Equity securities:
US	39%	53%	24%	35%	15% – 35%
International	24%	23%	N/A	N/A	N/A
Debt securities:
US	60%	46%	68%	60%	55% – 75%
International	59%	64%	N/A	N/A	N/A
Cash and cash equivalents:
US	1%	1%	8%	5%	0% – 20%
International	17%	13%	N/A	N/A	N/A

As of February 28, 2009, the investment policy for the U.S. pension plans target an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due. The investment policy for the international pension plans target an approximately 20/60/10 distribution between equity securities, debt securities and cash and cash equivalents.

The investment policy for the postretirement benefit plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed, with debt securities averaging 2.5 years to maturity with a credit rating of ‘A’ or better. This policy is subject to review and change.

Although the Corporation does not anticipate that contributions to the Gibson Retirement Plan will be required in 2010, it may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Corporation are not expected to exceed deductible limits in accordance with Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute $1,940 to the Supplemental Executive Retirement Plan in 2010. The plan is a non-qualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

In addition, the Corporation does not anticipate contributing to the postretirement benefit plan in 2010.

The benefits expected to be paid out are as follows:

	Pension Plans	Postretirement Benefits
		Excluding Effect of Medicare Part D Subsidy	Including Effect of Medicare Part D Subsidy
2010	$10,197	$6,718	$5,772
2011	10,224	7,064	6,010
2012	10,219	7,579	6,630
2013	10,351	7,791	6,741
2014	10,461	7,909	6,787
2015 – 2019	54,720	47,408	44,926

NOTE 13—LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 are as follows:

	2009	2008	2007
Gross rentals	$48,332	$47,536	$55,537
Sublease rentals	(460)	(241)	(235)

Net rental expense	$47,872	$47,295	$55,302

At February 28, 2009, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2010	$24,664
2011	18,988
2012	13,689
2013	9,859
2014	6,989
Later years	18,422

92,611
Sublease rentals	(503)

Net rentals	$92,108

NOTE 14—FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial assets measured at fair value on a recurring basis as of the measurement date, February 28, 2009, and the basis for that measurement, by level within the fair value hierarchy:

	Balance as of February 28, 2009	Quoted prices in active markets for identical assets (Level 1)
Financial assets
Active employees’ medical plan trust assets	$21,491	$21,491
Deferred compensation plan assets(1)	4,769	4,769

Total	$26,260	$26,260

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

The fair value of the investments in the active employees’ medical plan trust was considered a Level 1 valuation as it is based on the quoted market value per share of each individual security investment in an active market.

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

NOTE 15—COMMON SHARES AND STOCK OPTIONS

At February 28, 2009 and February 29, 2008, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B common shares.

Class A common shares have one vote per share and Class B common shares have ten votes per share. There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation’s Amended and Restated Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer.

Total stock-based compensation expense, recognized in “Administrative and general expenses” on the Consolidated Statement of Operations, was $4,369 ($2,738 net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.06 and $0.06 per share, respectively, during the year ended February 28, 2009. During 2008, total stock-based compensation expense was $6,547 ($4,114 net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.08 and $0.08 per share, respectively. During 2007, total stock-based compensation expense was $7,559 ($4,604 net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.08 and $0.07 per share, respectively.

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

Stock option transactions and prices are summarized as follows:

	Number of Class A Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 29, 2008	4,930,779	$22.81		$2,629
Granted	1,080,500	17.90
Exercised	(26,200)	18.40
Cancelled	(292,260)	26.19

Outstanding at February 28, 2009	5,692,819	$21.72	6.0	—

Exercisable at February 28, 2009	4,161,246	$22.25	5.3	—

	Number of Class B Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 29, 2008	824,520	$23.59		—
Granted	193,000	18.12

Outstanding at February 28, 2009	1,017,520	$22.55	6.9	—

Exercisable at February 28, 2009	641,687	$23.29	6.4	—

The fair value of the options granted is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007
Risk-free interest rate	2.5%	4.6%	5.0%
Dividend yield	2.7%	1.25%	1.41%
Expected stock volatility	0.31	0.25	0.24
Expected life in years	2.4	2.3	2.2

The weighted average fair value per share of options granted during 2009, 2008 and 2007 was $3.13, $4.44 and $3.81, respectively. The total intrinsic value of options exercised was $116, $8,937 and $2,192 in 2009, 2008 and 2007, respectively.

During 2006, approximately 180,000 performance shares were awarded to certain executive officers under the American Greetings 1997 Equity and Performance Incentive Plan. The performance shares represented the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a five-year performance period. The performance shares were in lieu of a portion of the officer’s annual cash bonus. The number of performance shares actually earned was based on the percentage of the officer’s target incentive award, if any, that the officer achieved during the performance period under the Corporation’s Key Management Annual Incentive Plan. The Corporation recognized compensation expense related to performance shares ratably over the estimated vesting period. All 180,000 performance shares were earned by the executives as of February 29, 2008.

During 2009, approximately 60,000 performance shares were awarded to certain executive officers under the American Greetings 2007 Omnibus Incentive Compensation Plan. The performance shares represent the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a two-year performance period. The number of performance shares actually earned will be based on the percentage of the officer’s target incentive award, if any, that the officer achieves during the performance period under the Corporation’s Key Management Annual Incentive Plan. The Corporation recognizes compensation expense related to performance shares ratably over the estimated vesting period. During 2009, the target incentive awards were not earned as operating targets were not reached and thus, no compensation expense related to the performance shares was recognized.

The fair value of the performance shares is the estimated present value at March 1 of each respective fiscal year using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Risk-free interest rate	4.95%	4.74%
Dividend yield	1.38%	1.52%
Expected stock volatility	0.25	0.24
Expected life in years	1.0	1.0

The fair value per share of the performance shares in 2008 and 2007 was $22.79 and $20.73, respectively. Compensation costs recognized for approximately 60,000 performance shares vesting in each of 2008 and 2007 were approximately $1,400 (included in the $6,547 stock compensation expense disclosed above) and $1,200 (included in the $7,559 stock compensation expense disclosed above), respectively. Approximately 60,000 Class B common shares were issued in each of 2009, 2008 and 2007 related to the performance shares earned and vested in 2008, 2007 and 2006, respectively.

As of February 28, 2009, the Corporation had unrecognized compensation expense of approximately $2,000, before taxes, related to stock options. The unrecognized compensation expense is expected to be recognized over an average period of approximately one year.

The number of shares available for future grant at February 28, 2009 is 1,700,736 Class A common shares and 282,363 Class B common shares.

NOTE 16—BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass retailers as the primary channel. As permitted under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. Approximately 55% of the North American Social Expression Products segment’s revenue in 2009, 2008 and 2007 is attributable to its top five customers. Approximately 40% of the International Social Expression Products segment’s revenue in 2009, 2008 and 2007 is attributable to its top three customers.

At February 28, 2009, the Corporation owned and operated 341 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores are primarily located in malls and strip shopping centers. The stores sell products purchased from the North American Social Expression Products segment as well as products purchased from other vendors.

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

Operating Segment Information

	Total Revenue			Segment (Loss) Earnings
	2009	2008	2007	2009	2008	2007
North American Social Expression Products	$1,159,162	$1,187,520	$1,216,588	$114,395	$220,285	$208,826
Intersegment items	(57,547)	(57,210)	(62,348)	(42,535)	(42,953)	(44,545)
Exchange rate adjustment	(6,167)	(668)	(7,939)	(1,909)	(104)	(3,006)

Net	1,095,448	1,129,642	1,146,301	69,951	177,228	161,275

International Social Expression Products	299,830	307,959	302,022	(81,616)	24,223	10,433
Exchange rate adjustment	(29,103)	3,367	(20,292)	3,947	513	(740)

Net	270,727	311,326	281,730	(77,669)	24,736	9,693

Retail Operations	183,913	198,271	215,439	(19,123)	(3,772)	(16,526)
Exchange rate adjustment	(5,101)	(922)	(8,253)	(108)	119	89

Net	178,812	197,349	207,186	(19,231)	(3,653)	(16,437)

AG Interactive	84,254	78,652	85,856	(161,503)	6,755	5,616
Exchange rate adjustment	(841)	63	(408)	(188)	(300)	158

Net	83,413	78,715	85,448	(161,691)	6,455	5,774

Non-reportable segments	62,338	59,356	73,441	(7,627)	3,779	11,852

Unallocated	—	63	184	(76,590)	(84,183)	(105,036)
Exchange rate adjustment	—	—	—	(2,076)	(394)	(1,710)

Net	—	63	184	(78,666)	(84,577)	(106,746)

	$1,690,738	$1,776,451	$1,794,290	$(274,933)	$123,968	$65,411

	Depreciation and Amortization			Capital Expenditures
	2009	2008	2007	2009	2008	2007
North American Social Expression Products	$28,207	$29,313	$31,841	$43,537	$43,390	$27,713
Exchange rate adjustment	(11)	(1)	(11)	(25)	(2)	(2)

Net	28,196	29,312	31,830	43,512	43,388	27,711

International Social Expression Products	6,336	4,989	5,666	1,449	914	5,746
Exchange rate adjustment	(638)	57	(365)	(116)	20	(359)

Net	5,698	5,046	5,301	1,333	934	5,387

Retail Operations	5,077	5,650	6,581	4,691	6,486	3,567
Exchange rate adjustment	(156)	(25)	(235)	(133)	(38)	(137)

Net	4,921	5,625	6,346	4,558	6,448	3,430

AG Interactive	9,328	6,496	4,047	3,918	3,326	3,757
Exchange rate adjustment	(365)	28	(75)	—	—	—

Net	8,963	6,524	3,972	3,918	3,326	3,757

Non-reportable segments	1,628	1,425	1,375	2,218	2,492	1,428

Unallocated	610	603	588	194	35	3

	$50,016	$48,535	$49,412	$55,733	$56,623	$41,716

	Assets
	2009	2008
North American Social Expression Products	$930,028	$914,835
Exchange rate adjustment	(6,769)	367

Net	923,259	915,202

International Social Expression Products	170,196	260,848
Exchange rate adjustment	(46,715)	2,396

Net	123,481	263,244

Retail Operations	38,414	55,867
Exchange rate adjustment	(3,486)	1,088

Net	34,928	56,955

AG Interactive	24,847	193,226
Exchange rate adjustment	(1,239)	909

Net	23,608	194,135

Non-reportable segments	39,281	45,615

Unallocated and intersegment items	310,461	324,539
Exchange rate adjustment	(21,230)	4,738

Net	289,231	329,277

	$1,433,788	$1,804,428

Geographical Information

	Total Revenue			Fixed Assets – Net
	2009	2008	2007	2009	2008
United States	$1,235,828	$1,286,213	$1,336,241	$260,251	$244,405
United Kingdom	222,918	260,288	228,779	22,632	30,785
Other foreign	231,992	229,950	229,270	14,896	20,815

	$1,690,738	$1,776,451	$1,794,290	$297,779	$296,005

Product Information

	Total Revenue
	2009	2008	2007
Everyday greeting cards	$704,380	$709,824	$656,906
Seasonal greeting cards	356,762	379,603	363,793
Gift packaging	240,452	264,040	278,140
Other revenue	44,339	45,667	49,492
All other products	344,805	377,317	445,959

	$1,690,738	$1,776,451	$1,794,290

Termination Benefits and Facility Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The Corporation recorded severance charges of $15,688, $6,288 and $10,347 in 2009, 2008 and 2007, respectively, related to certain headcount reductions and facility closures including manufacturing facilities in the North American Social Expression Products segment in 2008 and a manufacturing facility in the International Social Expression Products segment in 2007. The expense of $15,688 recorded in 2009 included enhanced benefits provided to certain domestic employees that were severed in connection with the headcount reductions announced in the fourth quarter of 2009. These one-time termination benefits were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table summarizes the severance charges by segment:

	2009	2008	2007
North American Social Expression Products	$6,247	$4,902	$5,486
International Social Expression Products	4,119	71	3,199
Retail Operations	1,787	74	362
AG Interactive	1,626	22	1,020
Non-reportable	1,108	27	—
Unallocated	801	1,192	280

Total	$15,688	$6,288	$10,347

The remaining balance of the severance accrual was $14,209 and $9,648 at February 28, 2009 and February 29, 2008, respectively.

NOTE 17—INCOME TAXES

(Loss) income from continuing operations before income taxes:

	2009	2008	2007
United States	$(136,523)	$89,409	$49,766
Foreign	(138,410)	34,559	15,645

	$(274,933)	$123,968	$65,411

Income tax (benefit) expense from the Corporation’s continuing operations has been provided as follows:

	2009	2008	2007
Current:
Federal	$(21,530)	$21,849	$27,703
Foreign	2,918	18,496	8,313
State and local	876	8,075	1,719

	(17,736)	48,420	37,735
Deferred	(29,438)	(7,772)	(12,262)

	$(47,174)	$40,648	$25,473

Reconciliation of the Corporation’s income tax (benefit) expense from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2009	2008	2007
Income tax expense at statutory rate	$(96,227)	$43,389	$22,894
State and local income taxes, net of federal tax benefit	(1,128)	3,744	(1,825)
Canadian income tax audit assessment	—	—	5,133
Tax-exempt interest	(6)	(548)	(1,396)
Nondeductible goodwill	61,445	—	—
Foreign items, net of foreign tax credits	(7,613)	(6,770)	(1,609)
Worthless stock deduction on foreign subsidiary	(9,460)	—	—
Charitable contribution carryforward expiration	2,434	—	—
Valuation allowance	(2,000)	(752)	2,707
Accruals and settlements	486	3,491	2,585
Other	4,895	(1,906)	(3,016)

Income tax at effective tax rate	$(47,174)	$40,648	$25,473

During 2009, of the $290,166 of goodwill and other intangible assets impairment charge, $175,558 had no tax basis, and therefore, is permanently nondeductible. As a result, the current year tax benefit was reduced by $61,445. Also, in 2009, $2,434 of a prior year net charitable contribution carryforward expired. Prior to 2009, the Corporation’s taxable income projections for 2009 supported the utilization of that carryforward in the current year. During 2009, the Corporation determined it was eligible for a worthless stock deduction related to one of its foreign subsidiaries, which resulted in the recording of a benefit of $9,460.

Income taxes paid from continuing operations were $19,555 in 2009, $40,205 in 2008 and $30,375 in 2007.

Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	February 28, 2009	February 29, 2008
Deferred tax assets:
Employee benefit and incentive plans	$63,423	$44,775
Net operating loss carryforwards	33,725	39,116
Deferred capital loss	8,291	9,071
Reserves not currently deductible	44,001	65,178
Charitable contributions carryforward	2,580	2,434
Foreign tax credit carryforward	33,682	25,101
Goodwill and other intangible assets	60,263	—
Other	5,540	7,751

	251,505	193,426
Valuation allowance	(24,807)	(26,296)

Total deferred tax assets	226,698	167,130

Deferred tax liabilities:
Goodwill and other intangible assets	—	4,153
Property, plant and equipment	22,846	17,892
Other	2,896	2,216

Total deferred tax liabilities	25,742	24,261

Net deferred tax assets	$200,956	$142,869

Net deferred tax assets are included in the Consolidated Statement of Financial Position in the following captions:

	February 28, 2009	February 29, 2008
Deferred and refundable income taxes (current)	$54,929	$70,923
Deferred and refundable income taxes (noncurrent)	147,857	78,363
Deferred income taxes and noncurrent income taxes payable	(1,830)	(6,417)

Net deferred tax assets	$200,956	$142,869

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

The Corporation periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 28, 2009, the valuation allowance of $24,807 related principally to certain foreign and domestic net operating loss carryforwards and deferred capital losses.

At February 28, 2009, the Corporation had deferred tax assets of approximately $6,869 for foreign net operating loss carryforwards, of which $3,874 has no expiration dates and $2,995 has expiration dates ranging from 2010 through 2018. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss, charitable contribution and foreign tax credit (“FTC”) carryforwards of approximately $17,075, $9,781, $2,580 and $33,682, respectively. The federal net operating loss carryforward has expiration dates ranging from 2019 to 2027. The state net operating loss carryforwards have expiration dates ranging from 2010 to 2029. The charitable contribution carryforward has an expiration date of 2014. The FTC carryforwards have expiration dates ranging from 2013 to 2020.

Deferred taxes have not been provided on approximately $65,856 of undistributed earnings of foreign subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

Effective March 1, 2007, the Corporation adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” In connection with the adoption of FIN 48, the Corporation recorded a decrease to retained earnings of $14,017 to recognize an increase in its liability (or decrease to its refundable) for unrecognized tax benefits, interest and penalties under the recognition and measurement criteria of FIN 48. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of year	$27,523	$24,722
Additions based on tax positions related to the current year	229	1,401
Reductions based on tax positions related to the current year	(408)	—
Additions for tax positions of prior years	18,744	9,339
Reductions for tax positions of prior years	(6,581)	(7,939)
Settlements	(4,747)	—

Balance at end of year	$34,760	$27,523

At February 28, 2009, the Corporation had unrecognized tax benefits of $34,760 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $23,433, compared to unrecognized tax benefits of $27,523 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $21,003 at February 29, 2008. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 28, 2009 could decrease approximately $10,000 during 2010 due to anticipated settlements and resulting cash payments related to open years after 1999, which are currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the year ended February 28, 2009, the Corporation recognized a net credit of $5,341 for interest and penalties on unrecognized tax benefits and refundable income taxes. As of February 28, 2009, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and refundable income taxes netted to a refundable of $1,538. During the year ended February 29, 2008, the Corporation recognized $1,061 of net interest expense and penalties related to unrecognized tax benefits and refundable income taxes. As of February 29, 2008, the total amount of gross accrued interest and penalties included in the Consolidated Statement of Financial Position related to unrecognized tax benefits and refundable income taxes was a payable of $6,516.

The Corporation is subject to examination by the IRS and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various foreign tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2004 to the present.

NOTE 18—DISCONTINUED OPERATIONS

Discontinued operations include the Corporation’s educational products business, its South African business unit and its nonprescription reading glasses business. Learning Horizons, Maginivision and the South African business units each meet the definition of a “component of an entity” and have been accounted for as discontinued operations under SFAS 144. Accordingly, the Corporation’s consolidated financial statements and related notes have been presented to reflect all three as discontinued operations for all periods presented. Learning Horizons and Magnivision were previously included within the Corporation’s “non-reportable segments” and the South African business unit was included within the former “Social Expression Products” segment.

The following summarizes the results of discontinued operations for the periods presented:

	2008	2007
Total revenue	$299	$14,457

Pre-tax loss from operations	(47)	(5,553)
Gain on sale	34	5,784

	(13)	231
Income tax expense (benefit)	304	(2,209)

(Loss) income from discontinued operations, net of tax	$(317)	$2,440

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

On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business. The sale reflected the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale of Magnivision closed in the third quarter of 2005. In 2007, the Corporation recorded a pre-tax gain of $5,100 based on the final closing balance sheet adjustments for the sale of Magnivision. Proceeds of $2,100 and $3,000 are included in “Cash receipts related to discontinued operations” in the Consolidated Statement of Cash Flows in 2008 and 2007, respectively.

NOTE 19—SUBSEQUENT EVENTS

Sale of Strawberry Shortcake and Care Bears Properties

On July 20, 2008, the Corporation entered into a binding letter agreement to sell the Strawberry Shortcake and Care Bears properties and the Corporation’s rights in the Sushi Pack property to Cookie Jar Entertainment Inc. (“Cookie Jar”) for $195,000 in cash. The transaction was expected to close by September 30, 2008; however, with the disruptions in the financial markets, the transaction did not close. As a result, under the terms of the agreement, the Corporation had the right to solicit offers from third parties to purchase the properties until March 31, 2009. During the period of time between September 30, 2008 and March 31, 2009, Cookie Jar could match any third party offer up to a pre-established threshold.

On March 24, 2009, the Corporation entered into a binding term sheet with MoonScoop S.A.S. (“MoonScoop”) providing for the sale to MoonScoop of the Strawberry Shortcake and Care Bears properties owned by the Corporation, as well as all rights in those properties owned by Cookie Jar and its affiliates. Under the terms of the agreement, MoonScoop agrees to pay approximately $95,000 for the properties and assume all contracts and related obligations related to the properties. The Corporation and Cookie Jar will be entitled to receive approximately $76,000 and $19,000, respectively, as consideration for their rights to the properties.

The term sheet provides that MoonScoop’s acquisition of the Strawberry Shortcake and Care Bears properties is subject to Cookie Jar’s right, pursuant to the binding letter agreement discussed above, to match the terms of the transaction set forth in the term sheet and acquire the properties. On March 30, 2009, Cookie Jar delivered notice to the Corporation that it had elected to acquire the Strawberry Shortcake and Care Bears properties pursuant to its matching right for aggregate consideration payable to the Corporation of approximately $76,000. Cookie Jar must close on the acquisition no later than April 30, 2009, unless the Corporation and Cookie Jar mutually agree on an extension. If Cookie Jar fails to close, the acquisition of the properties by MoonScoop is expected to close in June 2009. If Cookie Jar acquires the properties, MoonScoop will be entitled to a break-up fee of approximately $2,850. Closure of either the Cookie Jar or MoonScoop transaction is subject to the acquiring party obtaining financing as well as certain limited other terms and conditions.

In connection with the acquisition of the Strawberry Shortcake and Care Bears properties, both MoonScoop and Cookie Jar have agreed to grant the Corporation ten-year exclusive licensing agreements for the properties for certain categories of social expression products that are developed, manufactured and sold in connection with the Corporation’s core social expressions business.

Sale of American Greetings Retail Stores and Purchase of Papyrus Brand

On April 17, 2009, the Corporation entered into an agreement with Schurman Fine Papers and one of its subsidiaries (collectively, “Schurman”) to sell all rights, title and interest in the assets of the Corporation’s Retail Operations segment for approximately $6,000 in cash and Schurman’s assumption of certain liabilities related to the Retail Operations segment. The Corporation sold all 341 of its card and gift retail store assets to Schurman, which will operate stores under the American Greetings, Carlton Cards and Papyrus brands. Under the terms of the transaction, the Corporation anticipates remaining subject to certain of its store leases on a contingent basis by subleasing the stores to Schurman.

Pursuant to the terms of the agreement, the Corporation also purchased from Schurman its Papyrus trademark and its wholesale business division, which supplies Papyrus brand greeting cards primarily to leading specialty, mass, grocery and drug store channels, in exchange for approximately $18,000 in cash and the Corporation’s assumption of certain liabilities related to Schurman’s wholesale business. In addition, the Corporation agreed to provide Schurman limited credit support through the provision of a limited guarantee (“Liquidity Guarantee”) and a limited bridge guarantee (“Bridge Guarantee”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). The Corporation also purchased shares representing approximately 15% of the issued and outstanding equity interests in Schurman for approximately $2,000.

Pursuant to the terms of the Liquidity Guarantee, the Corporation has guaranteed the repayment of up to $12,000 of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guarantee is required to be backed by a letter of credit for the term of the Liquidity Guarantee, which is currently anticipated to end in January 2014. Pursuant to the terms of the Bridge Guarantee, the Corporation has guaranteed the repayment of up to $12,000 of Schurman’s borrowings under the Senior Credit Facility until Schurman is able to include the inventory and other assets of the Retail Operations segment in its borrowing base. The Bridge Guarantee is required to be backed by a letter of credit and generally will be reduced as Schurman is able to include such inventory and other assets in its borrowing base. The Corporation’s obligations under the Liquidity Guarantee and the Bridge Guarantee generally will not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation.

The Corporation and Schurman also entered into a loan agreement, dated as of the closing date, pursuant to which the Corporation is providing Schurman with up to $10,000 of subordinated financing (“Subordinated Credit Facility”) for an initial term of nineteen months, subject to up to three automatic one-year renewal periods (or partial-year, in the case of the last renewal), unless either party provides the appropriate written notice prior to the expiration of the applicable term. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. In addition, availability under the Subordinated Credit Facility will be limited as long as the Bridge Guarantee is in place to the difference between $10,000 and the current maximum amount of the Bridge Guarantee. Borrowings under the Subordinated Credit Facility will be subordinate to borrowings under the Senior Credit Facility. The Subordinated Credit Facility provides affirmative and negative covenants and events of default customary for such financings.

In connection with the agreement, the Corporation and Schurman have also entered into several other ancillary agreements, including an inventory supply agreement, a marketing services agreement, a transition services agreement and a trademark licensing agreement.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2009 and February 29, 2008:

	Quarter Ended
	May 30	Aug 29	Nov 28	Feb 28
Fiscal 2009
Net sales	$425,463	$372,942	$444,527	$403,467
Total revenue	428,300	385,835	454,084	422,519
Gross profit	232,121	202,830	221,313	180,179
Net income (loss)	13,333	2,297	(193,311)	(50,078)

Earnings (loss) per share	$0.27	$0.05	$(4.25)	$(1.13)
Earnings (loss) per share—assuming dilution	0.27	0.05	(4.25)	(1.13)

Dividends declared per share	0.12	0.12	0.12	0.24

The third quarter included pre-tax goodwill impairment charges of $82,110 for the UK Reporting Unit and $150,208 for the AG Interactive segment, a pre-tax other intangible assets impairment charge of $10,571, pre-tax severance expense of $7,160 and a pre-tax fixed asset impairment charge of $3,937 in the Retail Operations segment. Partially offsetting these charges was a reduction in variable compensation expense of $11,050.

The fourth quarter included a pre-tax fixed asset impairment charge of $1,528 in the Retail Operations segment and a pre-tax severance charge of $7,506. The fourth quarter also included goodwill impairment charges of $47,850 for NAGCD and $82 for the Corporation’s fixtures business. The estimated goodwill impairment charge recorded in the third quarter for the AG Interactive segment was reduced $655 in the fourth quarter. The fourth quarter also included a loss of $2,740 on the investment in first lien debt securities of RPG.

Quarterly earnings per share amounts do not add to the full year primarily due to share repurchases during the periods and the anti-dilutive impact of potentially dilutive securities in periods in which the Corporation recorded a net loss.

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

There were no disagreements with our independent registered public accounting firm on accounting or financial disclosure matters within the three year period ended February 28, 2009, or in any period subsequent to such date.

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

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of February 28, 2009.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting.

The management of American Greetings is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. American Greetings’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 28, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As permitted by the Securities and Exchange Commission, management’s February 28, 2009 assessment on internal control over financial reporting did not include an assessment of and conclusion on the effectiveness of internal control over financial reporting of Recycled Paper Greetings, which we acquired on February 24, 2009 and which is included in the Corporation’s consolidated financial statements as of February 28, 2009. The assets of Recycled Paper Greetings constituted approximately 7% of the Corporation’s total assets as of February 28, 2009. In addition, because we acquired Recycled Paper Greetings on February 24, 2009, its results of operations were not material to our consolidated financial results.

Based on management’s assessment under COSO’s “Internal Control-Integrated Framework,” management believes that as of February 28, 2009, American Greetings’ internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting. This attestation report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

American Greetings Corporation

We have audited American Greetings Corporation’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Greetings Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, the Corporation completed the acquisition of Recycled Paper Greetings, Inc. on February 24, 2009. As permitted by the Securities and Exchange Commission, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Recycled Paper Greetings, Inc., which is included in the 2009 consolidated financial statements of American Greetings Corporation and constituted approximately seven percent of total assets at February 28, 2009. In addition, as Recycled Paper Greetings, Inc. was acquired on February 24, 2009, its results of operations were not material to the consolidated results. Our audit of internal control over financial reporting of American Greetings Corporation also did not include an evaluation of the internal control over financial reporting of Recycled Paper Greetings, Inc.

In our opinion, American Greetings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of American Greetings Corporation as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2009 of American Greetings Corporation and our report dated April 28, 2009 expressed an unqualified audit opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

April 28, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information called for by this Item 10 from the information contained in (i) our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 26, 2009 under the headings “Proposal One—Election of Directors,” “Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and (ii) for information regarding executive officers, Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We hereby incorporate by reference the information called for by this Item 11 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 26, 2009 under the headings “Compensation Discussion and Analysis,” “Information Concerning Executive Officers,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information called for by this Item 12 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 26, 2009 under the heading “Security Ownership.”

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common shares that may be issued under our equity compensation plans as of February 28, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	7,019,431	$21.84	1,983,099
Equity compensation plans not approved by security holders	—	N/A	—

Total	7,019,431	$21.84	1,983,099

(1)

Column (a) includes 5,692,819 Class A common shares and 1,017,520 Class B common shares that may be issued in connection with the exercise of outstanding stock options. The amount in column (a) also includes 59,864 Class B common shares that may be issued upon the settlement of outstanding performance shares that have been awarded under the Corporation’s equity compensation plans, assuming the maximum performance or other criteria have been achieved. The amount in column (a) also includes 3,754 Class A common shares and 245,474 Class B common shares representing share equivalents that have been credited to the account of certain officers or directors who have deferred receipt of shares earned and vested under our 1997 Equity and Performance Incentive Plan or our 2007 Omnibus Incentive Compensation Plan or that were to be paid in lieu of cash directors fees under the 1995 Director Stock Plan, which will be issued under these plans upon the expiration of the deferral period.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock, performance shares and deferred compensation share equivalents.

Column (c) includes 1,700,736 Class A common shares and 282,363 Class B common shares, which shares may generally be issued under the Corporation’s equity compensation plans upon the exercise of stock options or stock appreciation rights and/or awards of deferred shares, performance shares or restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information called for by this Item 13 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 26, 2009 under the headings “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

We hereby incorporate by reference the information called for by this Item 14 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 26, 2009 under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	S-1

3.	Exhibits required by Item 601 of Regulation S-K

Item	Description
2	Plan of acquisition, reorganization, arrangement, liquidation or succession.

	(i)	Binding Letter Agreement, dated July 20, 2008, between Cookie Jar Entertainment Inc. and the Corporation.

This Exhibit is filed herewith.

	(ii)	Agreement, dated December 30, 2008, among the Corporation, Lakeshore Trading Company, RPG Holdings, Inc., and Recycled Paper Greetings, Inc.

This Exhibit is filed herewith.

	(iii)	Recycled Paper Greetings’ Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated January 2, 2009.

This Exhibit has been previously filed as an Exhibit to Amendment No. 1 to Form T-3, with respect to the Corporation’s 7 3/8% Senior Notes due 2016, filed by the Corporation with the Securities and Exchange Commission on January 7, 2009, and is incorporated herein by reference.

3	Articles of Incorporation and By-laws.

	(i)	Amended and Restated Articles of Incorporation of the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 1, 2008, and is incorporated herein by reference.

	(ii)	Amended and Restated Code of Regulations of the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 1, 2008, and is incorporated herein by reference.

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
	(iii)	Form of Trust Indenture, dated May 24, 2006, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7 3/8% Senior Notes due June 1, 2016.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated May 22, 2006, and is incorporated herein by reference.

	(iv)	Form of Global Note for the 7 3/8% Senior Notes due June 1, 2016.

This Exhibit is included in the Form of Trust Indenture between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, which has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated May 22, 2006, and is incorporated herein by reference.

Item	Description
	(v)	First Supplemental Indenture, dated February 24, 2009, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7 3/8% Senior Notes due June 1, 2016.

This Exhibit is filed herewith.

	(vi)	Trust Indenture, dated February 24, 2009, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7 3/8% Notes due June 1, 2016.

This Exhibit is filed herewith.

	(vii)	Form of Global Note for the 7 3/8% Notes due 2016.

This Exhibit is included in the Trust Indenture, dated February 24, 2009, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7 3/8% Notes due June 1, 2016, which is filed as Exhibit (vi) herewith.

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

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.

	(vi)	Amendment No. 5 to Credit Agreement, dated as of September 23, 2008.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2008, and is incorporated herein by reference.

Item	Description
	(vii)	Pledge and Security Agreement, dated as of April 4, 2006, by and among, the Corporation, each of the domestic subsidiaries of American Greetings Corporation identified therein and National City Bank, as collateral agent.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 4, 2006, and is incorporated herein by reference.

	(viii)	Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2006, among AGC Funding Corporation, the Corporation, as Servicer, members of the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit (the “Receivables Purchase Agreement”).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated October 26, 2006, and is incorporated herein by reference.

	(ix)	First Amendment to Receivables Purchase Agreement, dated January 12, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	(x)	Omnibus Amendment to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of February 28, 2007, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	(xi)	Third Amendment to Receivables Purchase Agreement, dated March 28, 2008.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.

	*(xii)	Form of Employment Contract with Specified Officers.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	*(xiii)	Amendment to Form of Employment Contract with Specified Officers.

This Exhibit is filed herewith.

	*(xiv)	American Greetings Severance Benefits Plan (Officers)—Summary Plan Description.

This Exhibit is filed herewith.

	*(xv)	Amendment to American Greetings Severance Benefits Plan (Officers).

This Exhibit is filed herewith.

	*(xvi)	American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

Item	Description
	*(xvii)	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xviii)	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xix)	Amendment Number Three to American Greetings Corporation Executive Deferred Compensation Plan—American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xx)	Amendment Number Four to American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to the American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

	*(xxi)	Forms of Agreement for Deferred Compensation Benefits (Officer form).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.

	*(xxii)	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(xxiii)	American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

	*(xxiv)	Form of Deferral Agreement under the American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.

	*(xxv)	1992 Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-58582), dated February 22, 1993, and is incorporated herein by reference.

Item	Description
	*(xxvi)	1995 Director Stock Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-61037), dated July 14, 1995, and is incorporated herein by reference.

	*(xxvii)	1996 Employee Stock Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-08123), dated July 15, 1996, and is incorporated herein by reference.

	*(xxviii)	1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-121982), dated January 12, 2005, and is incorporated herein by reference.

	*(xxix)	2007 Omnibus Incentive Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated June 22, 2007, and is incorporated herein by reference.

	*(xxx)	Description of Compensation Payable to Non-Employee Directors.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 14, 2006, and is incorporated herein by reference.

	*(xxxi)	American Greetings Corporation Second Amended and Restated Supplemental Executive Retirement Plan (Effective October 31, 2007).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2007, and is incorporated herein by reference.

	*(xxxii)	Employment Agreement, dated as of March 1, 2001, between William R. Mason and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

	*(xxxiii)	Severance Agreement, dated as of July 15, 2008, between William R. Mason and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2008, and is incorporated herein by reference.

	*(xxxiv)	Employment Agreement, dated as of October 17, 2002, between Michael Goulder and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

	*(xxxv)	Amendment to Employment Agreement, effective as of January 1, 2009, between Michael Goulder and the Corporation.

This Exhibit is filed herewith.

Item	Description
	*(xxxvi)	Employment Agreement, dated as of May 6, 2002, between Erwin Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

	*(xxxvii)	Amendment to Employment Agreement, effective as of January 1, 2009, between Erwin Weiss and the Corporation.

This Exhibit is filed herewith.

	*(xxxviii)	Employment Agreement, dated as of September 9, 2002, between Steven Willensky and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

	*(xxxix)	Retirement Agreement, dated as of March 31, 2008, between Steven Willensky and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.

	*(xl)	Employment Agreement, dated as of August 22, 2003, between Catherine M. Kilbane and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

	*(xli)	Employment Agreement, dated as of March 4, 2004, between Thomas H. Johnston and the Corporation, as amended on March 11, 2004.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	*(xlii)	Employment Agreement, dated as of June 1, 1991, between Jeffrey M. Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

	*(xliii)	Employment Agreement, dated as of May 1, 1997, between Zev Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

	*(xliv)	Executive Service Contract, dated May 8, 1998, between the Corporation and John S.N. Charlton.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, and is incorporated herein by reference.

Item	Description
	*(xlv)	Employment Agreement, dated April 14, 2003, between Stephen J. Smith and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	*(xlvi)	Employment Agreement, dated February 4, 2000, between Josef A. Mandelbaum and AG Interactive, Inc. (fka AmericanGreetings.com, Inc.).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	*(xlvii)	Amendment to Employment Agreement, effective as of January 1, 2009, between Josef Mandelbaum and AG Interactive, Inc.

This Exhibit is filed herewith.

	*(xlviii)	Executive Employment Agreement, dated as of June 12, 2008, between John W. Beeder and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2008, and is incorporated herein by reference.

	*(xlix)	Amendment to Employment Agreement, effective January 1, 2009, between John W. Beeder and the Corporation.

This Exhibit is filed herewith.

	*(l)	Key Management Annual Incentive Plan (fiscal year 2009 Description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2008, and is incorporated herein by reference.

	*(li)	Form of Employee Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	*(lii)	Form of Director Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	*(liii)	Form of Employee Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	*(liv)	Form of Director Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

Item	Description
	*(lv)	Form of Employee Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2007, and is incorporated herein by reference.

	*(lvi)	Form of Director Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 24, 2007, and is incorporated herein by reference.

	*(lvii)	Form of Restricted Shares Grant Agreement.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	*(lviii)	Performance Share Grant Agreement, dated August 2, 2005, between the Corporation and Zev Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(lix)	Performance Share Grant Agreement, dated August 2, 2005, between the Corporation and Jeffrey Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

	*(lx)	Performance Share Grant Agreement, dated April 22, 2008, between the Corporation and Zev Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.

	*(lxi)	Performance Share Grant Agreement, dated April 22, 2008, between the Corporation and Jeffrey Weiss.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.

	*(lxii)	Independent Contractor Agreement, dated December 14, 2005, between American Greetings and Joseph S. Hardin, Jr.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

	*(lxiii)	Split-Dollar Agreement, dated May 7, 2001, between American Greetings and the Morry Weiss and Judith S. Weiss 2001 Irrevocable Insurance Trust, dated March 1, 2001, Gary Weiss, Jeffrey Weiss, Zev Weiss and Elie Weiss, co-trustees.

This Exhibit is filed herewith.

Item	Description
	*(lxiv)	Agreement to Terminate Split-Dollar Agreement, dated February 16, 2009, between American Greetings and the Morry Weiss and Judith S. Weiss 2001 Irrevocable Insurance Trust dated March 1, 2001, Gary Weiss, Jeffrey Weiss, Zev Weiss and Elie Weiss, co-trustees.

This Exhibit is filed herewith.

	*(lxv)	Agreement, dated February 16, 2009, between American Greetings Corporation and Morry Weiss in connection with Termination of the Split-Dollar Agreement.

This Exhibit is filed herewith.

	*(lxvi)	Form of Performance Share Award Agreement.

This Exhibit is filed herewith

21		Subsidiaries of the Corporation.

This Exhibit is filed herewith.

23		Consent of Independent Registered Public Accounting Firm.

This Exhibit is filed herewith.

(31)a		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

(31)b		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

32		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

This Exhibit is filed herewith.

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

(b)	Exhibits listed in Item 15 (a) 3. are included herein or incorporated herein by reference.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted below.

3.	Financial Statement Schedules Included in Part IV of the report:

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

AMERICAN GREETINGS CORPORATION
(Registrant)

Date: April 29, 2009	By:	/S/ CATHERINE M. KILBANE
Catherine M. Kilbane,
Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/S/ MORRY WEISS Morry Weiss	Chairman of the Board; Director	) ) )
/S/ ZEV WEISS Zev Weiss	Chief Executive Officer (principal executive officer); Director	) ) )
/S/ JEFFREY WEISS Jeffrey Weiss	President and Chief Operating Officer; Director	) ) )
/S/ SCOTT S. COWEN Scott S. Cowen	Director	) ) )
/S/ JEFFREY D. DUNN Jeffrey D. Dunn	Director	) ) )
/S/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	) ) )	April 29, 2009
/S/ WILLIAM E. MACDONALD, III William E. MacDonald, III	Director	) ) )
/S/ MICHAEL J. MERRIMAN, JR. Michael J. Merriman, Jr.	Director	) ) )
/S/ CHARLES A. RATNER Charles A. Ratner	Director	) ) )
/S/ JERRY SUE THORNTON Jerry Sue Thornton	Director	) ) )
/S/ STEPHEN J. SMITH Stephen J. Smith	Senior Vice President and Chief Financial Officer (principal financial officer)	) )
/S/ JOSEPH B. CIPOLLONE Joseph B. Cipollone	Vice President and Corporate Controller; Chief Accounting Officer (principal accounting officer)	) ) )

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES

(In thousands of dollars)

COLUMN A	COLUMN B		COLUMN C				COLUMN D		COLUMN E
			ADDITIONS
Description	Balance at Beginning of Period		(1) Charged to Costs and Expenses		(2) Charged (Credited) to Other Accounts-Describe		Deductions- Describe		Balance at End of Period
Year ended February 28, 2009:
Deduction from asset account:
Allowance for doubtful accounts	$3,778		$4,871		$(18	)(B)(F)	$3,620	(C)	$5,011

Allowance for seasonal sales returns	$57,126	(A)	$223,095		$(3,068	)(B)(F)	$230,032	(D)	$47,121

Allowance for other assets	$29,700		$4,547		$—		$3,350	(E)	$30,897

Year ended February 29, 2008:
Deduction from asset account:
Allowance for doubtful accounts	$6,350		$(205)		$271	(B)	$2,638	(C)	$3,778

Allowance for seasonal sales returns	$57,584		$220,596	(A)	$1,539	(B)	$222,593	(D)	$57,126	(A)

Allowance for other assets	$28,000		$5,300		$—		$3,600	(E)	$29,700

Year ended February 28, 2007:
Deduction from asset account:
Allowance for doubtful accounts	$8,075		$2,905		$137	(B)	$4,767	(C)	$6,350

Allowance for seasonal sales returns	$67,159		$227,496		$1,064	(B)	$238,135	(D)	$57,584

Allowance for other assets	$30,600		$—		$—		$2,600	(E)	$28,000

Note A:	Amount changed from prior year due to a reclassification entry.
Note B:	Translation adjustment on foreign subsidiary balances.
Note C:	Accounts charged off, less recoveries.
Note D:	Sales returns charged to the allowance account for actual returns.
Note E:	Deferred contract costs charged to the allowance account and reduction to the account.
Note F:	Includes additions of $577 for the allowance for doubtful accounts and $2,348 for the allowance for seasonal sales returns due to business acquisitions during 2009.

S -1