Form 10-Q
period 2009-05-29
AMERICAN GREETINGS CORP
filed 2009-07-08
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 6, 2009, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common         35,919,772

Class B Common           3,500,297

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited) Three Months Ended
	May 29, 2009	May 30, 2008
Net sales	$409,277	$425,463
Other revenue	3,645	2,837

Total revenue	412,922	428,300

Material, labor and other production costs	167,169	193,342
Selling, distribution and marketing expenses	132,217	150,875
Administrative and general expenses	63,151	62,561
Other operating expense (income) – net	27,773	(727)

Operating income	22,612	22,249

Interest expense	6,987	4,905
Interest income	(276)	(990)
Other non-operating income – net	(1,042)	(901)

Income before income tax expense	16,943	19,235
Income tax expense	6,982	5,902

Net income	$9,961	$13,333

Earnings per share – basic	$0.25	$0.27

Earnings per share – assuming dilution	$0.25	$0.27

Average number of shares outstanding	39,608,947	48,800,941

Average number of shares outstanding – assuming dilution	39,608,947	48,833,108

Dividends declared per share	$—	$0.12

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) May 29, 2009	(Note 1) February 28, 2009	(Unaudited) May 30, 2008
ASSETS

Current assets
Cash and cash equivalents	$87,611	$60,216	$108,192
Trade accounts receivable, net	110,743	63,140	59,789
Inventories	181,425	202,601	211,125
Deferred and refundable income taxes	69,800	71,850	67,604
Assets held for sale	1,515	2,843	2,483
Prepaid expenses and other	153,374	158,610	183,865

Total current assets	604,468	559,260	633,058

Goodwill	25,921	26,871	300,323
Other assets	373,622	372,523	408,228
Deferred and refundable income taxes	168,391	178,785	133,118

Property, plant and equipment – at cost	890,173	954,448	980,376
Less accumulated depreciation	601,251	658,099	683,192

Property, plant and equipment – net	288,922	296,349	297,184

	$1,461,324	$1,433,788	$1,771,911

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$27,325	$750	$35,835
Accounts payable	85,483	117,504	110,394
Accrued liabilities	73,852	75,673	73,281
Accrued compensation and benefits	37,274	32,198	39,582
Income taxes payable	2,937	11,743	23,348
Other current liabilities	108,864	105,537	117,160

Total current liabilities	335,735	343,405	399,600

Long-term debt	409,455	389,473	235,541
Other liabilities	125,668	149,820	157,610
Deferred income taxes and noncurrent income taxes payable	30,594	21,901	26,986

Shareholders’ equity
Common shares – Class A	35,921	37,043	45,345
Common shares – Class B	3,497	3,499	3,495
Capital in excess of par value	450,059	449,085	446,075
Treasury stock	(941,063)	(938,086)	(871,379)
Accumulated other comprehensive (loss) income	(43,276)	(67,278)	20,746
Retained earnings	1,054,734	1,044,926	1,307,892

Total shareholders’ equity	559,872	529,189	952,174

	$1,461,324	$1,433,788	$1,771,911

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Three Months Ended
	May 29, 2009	May 30, 2008
OPERATING ACTIVITIES:
Net income	$9,961	$13,333
Adjustments to reconcile net income to cash flows from operating activities:
Loss on disposition of retail stores	28,333	—
Net loss on disposal of fixed assets	199	168
Depreciation and amortization	12,393	12,785
Deferred income taxes	17,158	5,459
Other non-cash charges	2,657	1,718
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(43,770)	5,186
Inventories	12,360	6,495
Other current assets	11,942	1,260
Deferred costs – net	(2,846)	1,253
Accounts payable and other liabilities	(43,494)	(57,606)
Other – net	3,836	(1,938)

Total Cash Flows From Operating Activities	8,729	(11,887)

INVESTING ACTIVITIES:
Property, plant and equipment additions	(8,909)	(10,088)
Cash payments for business acquisitions, net of cash acquired	(16,286)	(15,625)
Proceeds from sale of fixed assets	113	265

Total Cash Flows From Investing Activities	(25,082)	(25,448)

FINANCING ACTIVITIES:
Net increase in long-term debt	19,800	14,900
Net increase in short-term debt	26,325	13,145
Sale of stock under benefit plans	30	363
Purchase of treasury shares	(5,877)	(38)
Dividends to shareholders	(4,865)	(5,852)

Total Cash Flows From Financing Activities	35,413	22,518

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,335	(491)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,395	(15,308)

Cash and Cash Equivalents at Beginning of Year	60,216	123,500

Cash and Cash Equivalents at End of Period	$87,611	$108,192

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended May 29, 2009 and May 30, 2008

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

These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 28, 2009, from which the Consolidated Statement of Financial Position at February 28, 2009, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2010 presentation. These reclassifications had no material impact on earnings or cash flows.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB deferred the effective date of SFAS 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. The Corporation adopted SFAS 157 for non-financial assets and liabilities on March 1, 2009. See Note 12.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R provides revised guidance on the recognition and measurement of the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Corporation adopted this standard on March 1, 2009.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e. minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Under the standard, noncontrolling interests are considered equity and should be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Corporation adopted this standard on March 1, 2009.

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Corporation adopted this standard on March 1, 2009.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB Opinion No. 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early application permitted. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

Note 4 – Other Income and Expense

	Three Months Ended
(In thousands)	May 29, 2009	May 30, 2008
Loss on disposition of retail stores	$28,333	$—
Miscellaneous	(560)	(727)

Other operating expense (income) – net	$27,773	$(727)

In April 2009, the Corporation sold the rights, title and interest in certain of the assets of its retail store operations to Schurman Fine Papers and one of its subsidiaries (collectively, “Schurman”) and recognized a preliminary loss on disposition of $28.3 million, pending completion of valuation work. Also, in April 2009, the Corporation purchased the wholesale division of Schurman, which supplies Papyrus brand greeting cards primarily to leading specialty, mass, grocery and drug store channels. The Corporation also purchased an equity interest in Schurman. See Note 14 for further information.

	Three Months Ended
(In thousands)	May 29, 2009	May 30, 2008
Foreign exchange gain	$(579)	$(537)
Rental income	(423)	(537)
Miscellaneous	(40)	173

Other non-operating income – net	$(1,042)	$(901)

“Miscellaneous” includes, among other things, gains and losses on asset disposals and income/loss from debt and equity securities.

Note 5 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended
	May 29, 2009	May 30, 2008
Numerator (in thousands):
Net income	$9,961	$13,333

Denominator (in thousands):
Weighted average shares outstanding	39,609	48,801
Effect of dilutive securities:
Stock options and other	—	32

Weighted average shares outstanding – assuming dilution	39,609	48,833

Earnings per share	$0.25	$0.27

Earnings per share – assuming dilution	$0.25	$0.27

Approximately 7.1 million and 5.6 million stock options outstanding for the three month periods ended May 29, 2009 and May 30, 2008, respectively, were excluded from the computation of earnings per share–assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

Note 6 – Comprehensive Income

The Corporation’s total comprehensive income is as follows:

	Three Months Ended
(In thousands)	May 29, 2009	May 30, 2008
Net income	$9,961	$13,333

Other comprehensive income (loss):
Foreign currency translation adjustments	24,938	(273)
Pension and postretirement benefit adjustments, net of tax	(937)	(225)
Unrealized gain on securities, net of tax	1	—

Total comprehensive income	$33,963	$12,835

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 29, 2009	February 28, 2009	May 30, 2008
Allowance for seasonal sales returns	$41,275	$47,121	$56,251
Allowance for outdated products	16,948	11,486	23,199
Allowance for doubtful accounts	6,109	5,006	4,106
Allowance for cooperative advertising and marketing funds	31,437	25,048	35,247
Allowance for rebates	48,186	45,774	61,100

	$143,955	$134,435	$179,903

Note 8 – Inventories

(In thousands)	May 29, 2009	February 28, 2009	May 30, 2008
Raw materials	$19,912	$20,741	$20,437
Work in process	10,551	7,068	12,414
Finished products	207,799	232,305	234,003

	238,262	260,114	266,854
Less LIFO reserve	84,990	86,025	83,195

	153,272	174,089	183,659
Display materials and factory supplies	28,153	28,512	27,466

	$181,425	$202,601	$211,125

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements totaled approximately $43 million, $34 million and $37 million as of May 29, 2009, February 28, 2009 and May 30, 2008, respectively.

Note 9 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	May 29, 2009	February 28, 2009	May 30, 2008
Prepaid expenses and other	$99,888	$107,596	$110,633
Other assets	265,958	273,311	326,777

Deferred cost assets	365,846	380,907	437,410

Other current liabilities	(53,348)	(55,877)	(71,348)
Other liabilities	(2,825)	(22,023)	(29,182)

Deferred cost liabilities	(56,173)	(77,900)	(100,530)

Net deferred costs	$309,673	$303,007	$336,880

The Corporation maintains an allowance for deferred costs related to supply agreements of $22.8 million, $30.9 million and $29.6 million at May 29, 2009, February 28, 2009 and May 30, 2008, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Note 10 – Debt

The Corporation is party to an amended and restated $450 million secured credit agreement and to an amended and restated receivables purchase agreement that has available financing of up to $90 million. The credit agreement includes a $350 million revolving credit facility and a $100 million delay draw term loan, which the Corporation drew down in 2009 to provide it with greater financial flexibility and to enhance liquidity for the long-term.

Debt due within one year is as follows:

(In thousands)	May 29, 2009	February 28, 2009	May 30, 2008
Term loan facility	$1,000	$750	$—
Accounts receivable securitization facility	26,325	—	13,145
6.10% senior notes, due 2028	—	—	22,690

	$27,325	$750	$35,835

Long-term debt and their related calendar year due dates, net of unamortized discounts which totaled $25.8 million as of May 29, 2009, were as follows:

(In thousands)	May 29, 2009	February 28, 2009	May 30, 2008
7.375% senior notes, due 2016	$211,615	$211,440	$200,000
7.375% notes, due 2016	17,256	16,997	—
Term loan facility	99,000	99,250	—
Revolving credit facility, due 2011	81,400	61,600	35,000
6.10% senior notes, due 2028	181	181	—
Other	3	5	541

	$409,455	$389,473	$235,541

At May 29, 2009, the balances outstanding on the term loan facility, revolving credit facility and accounts receivable securitization facility bear interest at a rate of approximately 3.1%, 1.9% and 0.8%, respectively. In addition to the balances outstanding under the aforementioned agreements, the Corporation has, in the aggregate, $48.5 million outstanding under letters of credit, which reduces the total credit availability thereunder.

At May 29, 2009, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension		Postretirement Benefit
	Three Months Ended		Three Months Ended
(In thousands)	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008
Service cost	$190	$241	$650	$950
Interest cost	2,246	2,304	1,975	2,200
Expected return on plan assets	(1,378)	(2,043)	(1,025)	(1,250)
Amortization of prior service cost (credit)	67	77	(1,850)	(1,850)
Amortization of actuarial loss	455	320	750	1,075

	$1,580	$899	$500	$1,125

The Corporation has a profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 29, 2009 was $3.2 million, compared to $1.1 million in the prior year period. The profit-sharing plan expense for the three month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end. The Corporation, at its discretion, also matches a portion of 401(k) employee contributions. The expense recognized for the 401(k) match for the three months ended May 29, 2009 and May 30, 2008 was $1.1 million and $1.8 million, respectively.

At May 29, 2009, February 28, 2009 and May 30, 2008, the liability for postretirement benefits other than pensions was $59.8 million, $58.2 million and $64.9 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At May 29, 2009, February 28, 2009 and May 30, 2008, the long-term liability for pension benefits was $52.6 million, $52.4 million and $32.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 12 – Fair Value Measurements

SFAS 157 outlines a valuation framework, which requires use of the market approach, income approach and/or cost approach when measuring fair value and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. SFAS 157 also expands disclosure requirements to include the methods and assumptions used to measure fair value. The Corporation adopted SFAS 157 for financial assets and liabilities on March 1, 2008 and non-financial assets and liabilities on March 1, 2009.

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

The following table summarizes the financial assets, measured at fair value on a recurring basis, and non-financial assets, measured at fair value on a nonrecurring basis, as of the measurement date, May 29, 2009, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of May 29, 2009	Quoted prices in active markets for identical assets (Level 1)
Financial assets:
Active employees’ medical plan trust assets	$12,717	$12,717
Deferred compensation plan assets (1)	5,476	5,476

Total	$18,193	$18,193

Non-financial assets:
Assets held for sale	$1,515	$1,515

Total	$1,515	$1,515

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

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

Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets held for sale with a carrying value of $2.5 million were written down to fair value of $1.5 million, resulting in an impairment charge of approximately $1 million, which was included in earnings for the three months ended May 29, 2009. The fair value of the assets held for sale was considered a Level 1 valuation as it is based on current bids obtained as the Corporation actively markets the assets, which primarily include inventory and fixed assets.

Note 13 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate was 41.2% and 30.7% for the three month periods ended May 29, 2009 and May 30, 2008, respectively. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period.

At February 28, 2009, the Corporation had unrecognized tax benefits of $34.8 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $23.4 million. There were no significant changes to this amount during the first quarter of 2010. It is reasonably possible that the Corporation’s unrecognized tax positions could decrease by approximately $3 million during the next twelve months due to anticipated settlements and resulting cash payments related to a foreign subsidiary currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. As of May 29, 2009, the Corporation recognized net expense of $0.4 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of May 29, 2009, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and refundable income taxes netted to a refundable of $1.1 million.

The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various foreign tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2004 to the present.

Note 14 – Business Segment Information

	Total Revenue		Segment Earnings (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008
North American Social Expression Products	$323,884	$298,177	$77,877	$52,183
Intersegment items	(5,104)	(13,306)	(3,511)	(10,177)
Exchange rate adjustment	299	3,416	190	505

Net	319,079	288,287	74,556	42,511

International Social Expression Products	47,006	47,914	333	1,773
Exchange rate adjustment	5,756	23,046	6	1,032

Net	52,762	70,960	339	2,805

Retail Operations	11,727	38,477	(34,830)	(3,351)
Exchange rate adjustment	112	3,506	(285)	(62)

Net	11,839	41,983	(35,115)	(3,413)

AG Interactive	18,634	19,899	1,652	(1,335)
Exchange rate adjustment	211	662	62	274

Net	18,845	20,561	1,714	(1,061)

Non-reportable segments	10,397	6,509	(129)	(1,966)

Unallocated	—	—	(24,311)	(19,695)
Exchange rate adjustment	—	—	(111)	54

Net	—	—	(24,422)	(19,641)

	$412,922	$428,300	$16,943	$19,235

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

During the three months ended May 29, 2009, the Corporation recorded severance expense of approximately $4 million. Approximately $2 million of the expense related to the disposition of the stores in the Retail Operations segment. The remaining expense related to headcount reductions at several locations. The balance of the severance accrual was $12.3 million, $14.2 million and $7.0 million at May 29, 2009, February 28, 2009 and May 30, 2008, respectively, and is included in “Accrued liabilities” on the Consolidated Statement of Financial Position.

Deferred Revenue

Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $38.2 million, $37.8 million and $37.8 million at May 29, 2009, February 28, 2009 and May 30, 2008, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing business included in non-reportable segments.

Acquisitions and Dispositions

As disclosed in Note 4, on April 17, 2009, the Corporation entered into an agreement with Schurman to sell all rights, title and interest in certain of the assets of the Corporation’s Retail Operations segment for approximately $6.0 million in cash and Schurman’s assumption of certain liabilities related to the Retail Operations segment. The Corporation sold all 341 of its card and gift retail store assets to Schurman, which will operate stores under the American Greetings, Carlton Cards and Papyrus brands. Under the terms of the transaction, the Corporation anticipates remaining subject to certain of its store leases on a contingent basis by subleasing the stores to Schurman. Pursuant to the terms of the agreement, the Corporation also purchased from Schurman its Papyrus trademark and its wholesale business division, which supplies Papyrus brand greeting cards primarily to leading specialty, mass, grocery and drug store channels, in exchange for approximately $18.0 million in cash and the Corporation’s assumption of certain liabilities related to Schurman’s wholesale business. In addition, the Corporation agreed to provide Schurman limited credit support through the provision of a limited guarantee (“Liquidity Guarantee”) and a limited bridge guarantee (“Bridge Guarantee”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). The Corporation also purchased shares representing approximately 15% of the issued and outstanding equity interests in Schurman for approximately $2.0 million. The net cash paid of approximately $14.0 million related to this transaction, which has been accounted for in accordance with SFAS 141R, is included in “Cash payments for business acquisitions, net of cash acquired” in the Consolidated Statement of Cash Flows.

Pursuant to the terms of the Liquidity Guarantee, the Corporation has guaranteed the repayment of up to $12.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guarantee is required to be backed by a letter of credit for the term of the Liquidity Guarantee, which is currently anticipated to end in January 2014. Pursuant to the terms of the Bridge Guarantee, the Corporation has guaranteed the repayment of up to $12.0 million of Schurman’s borrowings under the Senior Credit Facility until Schurman is able to include the inventory and other assets of the Retail Operations segment in its borrowing base. The Bridge Guarantee is required to be backed by a letter of credit and generally will be reduced as Schurman is able to include such inventory and other assets in its borrowing base. The Corporation’s obligations under the Liquidity Guarantee and the Bridge Guarantee generally will not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation.

The Corporation and Schurman also entered into a loan agreement, dated as of the closing date, pursuant to which the Corporation is providing Schurman with up to $10.0 million of subordinated financing (“Subordinated Credit

Facility”) for an initial term of nineteen months, subject to up to three automatic one-year renewal periods (or partial-year, in the case of the last renewal), unless either party provides the appropriate written notice prior to the expiration of the applicable term. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. In addition, availability under the Subordinated Credit Facility will be limited as long as the Bridge Guarantee is in place to the difference between $10.0 million and the current maximum amount of the Bridge Guarantee. Borrowings under the Subordinated Credit Facility will be subordinate to borrowings under the Senior Credit Facility. The Subordinated Credit Facility provides affirmative and negative covenants and events of default customary for such financings.

In connection with the agreement, the Corporation and Schurman have also entered into several other ancillary agreements, including an inventory supply agreement, a marketing services agreement, a transition services agreement and a trademark licensing agreement.

Although the allocation of the purchase price has not yet been finalized, intangible assets, including trademarks, customer relationships and artist agreements, of approximately $9 million and inventory with a fair value of approximately $9 million have been recorded. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material. The Papyrus wholesale business as well as Recycled Paper Greetings (“RPG”), acquired in the fourth quarter of 2009, are included in the Corporation’s North American Social Expression Products segment.

As a result of the above transactions, approximately $68 million of the Corporation’s future minimum rental payments for noncancelable operating leases as of February 28, 2009, as previously disclosed in Note 13 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, are being paid by Schurman. These amounts relate to retail stores acquired by Schurman that are being conditionally subleased to Schurman.

The allocation of the purchase price for the RPG acquisition completed in the fourth quarter of 2009 is still preliminary and subject to revision as valuation work is still being conducted. The Corporation is continuing its process of reviewing the RPG operations for rationalization opportunities. Once this review is completed and a detailed integration plan is approved, additional liabilities may be required in the allocation of the purchase price. These actions, if any, will be accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

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

Overview

As noted in our fiscal year 2009 Annual Report on Form 10-K, during the first quarter we took the next steps in our multi-year strategy of focusing on growing our core greeting card business and divesting of non-core businesses. To that end, in the first quarter of fiscal 2010, we acquired the Papyrus trademark and wholesale business division of Schurman Fine Papers (“Schurman”) and divested our retail stores. The wholesale business division of Schurman supplies Papyrus brand greeting cards to specialty, mass, grocery and drug store channels. The acquisition of the Papyrus brand in combination with our recent acquisition of Recycled Paper Greetings (“RPG”) allows us to focus our efforts on providing relevant and compelling products to consumers and enhances our mix of product offerings. We will be working to integrate the supply chain, manufacturing, distribution and administrative functions of these acquisitions into our existing structure during the next few quarters.

For the quarter, revenues were lower and operating income was flat compared to the prior year period. The lower revenues were primarily the result of unfavorable foreign currency translation. The revenue additions related to the RPG and Papyrus acquisitions were essentially offset by lower revenues in the Retail Operations segment as a result of the divestiture of this segment. Revenue improvement in the North American Social Expression Products segment was due to net sales growth in the card products line, slightly offset by lower revenue in non-card products, primarily gift packaging and party goods products.

Operating income in the current year first quarter included a preliminary loss on the disposition of our retail stores of approximately $28 million. Operating income in the prior year period included a $10 million unfavorable impact related to revenue reductions and additional costs associated with the rollout of a new product line in Canada. Net of the above two items, current year operating income improved significantly, driven by improvement in the North American Social Expression Products segment. This improvement was due to a favorable shift in product mix, to a higher mix of card versus non-card product, the realization of cost reduction actions taken in the prior year fourth quarter and an improved balance of card unit shipments compared to card unit net sales that reduced supply chain, scrap and distribution costs during the quarter compared to the prior year period.

In our International Social Expression Products segment, first quarter revenue and earnings were both down compared to the prior year quarter. These results are the consequence of the continued difficult economic environment, particularly in the United Kingdom (“U.K.”), which is driving down everyday card sales and increasing bad debt expense. We expect that the general economic conditions in the U.K. will continue to put downward pressure on our international revenues and earnings the remainder of the fiscal year.

Results of Operations

Three months ended May 29, 2009 and May 30, 2008

Net income was $10.0 million, or $0.25 per share, in the first quarter compared to $13.3 million, or $0.27 per share, in the prior year first quarter (all per-share amounts assume dilution).

Our results for the three months ended May 29, 2009 and May 30, 2008 are summarized below:

(Dollars in thousands)	2009	% Total Revenue	2008	% Total Revenue
Net sales	$409,277	99.1%	$425,463	99.3%
Other revenue	3,645	0.9%	2,837	0.7%

Total revenue	412,922	100.0%	428,300	100.0%

Material, labor and other production costs	167,169	40.5%	193,342	45.1%
Selling, distribution and marketing expenses	132,217	32.0%	150,875	35.2%
Administrative and general expenses	63,151	15.3%	62,561	14.6%
Other operating expense (income) – net	27,773	6.7%	(727)	(0.1)%

Operating income	22,612	5.5%	22,249	5.2%

Interest expense	6,987	1.7%	4,905	1.1%
Interest income	(276)	(0.1)%	(990)	(0.2)%
Other non-operating income – net	(1,042)	(0.2)%	(901)	(0.2)%

Income before income tax expense	16,943	4.1%	19,235	4.5%
Income tax expense	6,982	1.7%	5,902	1.4%

Net income	$9,961	2.4%	$13,333	3.1%

For the three months ended May 29, 2009, consolidated net sales decreased 3.8%, or approximately $16 million, from $425.5 million in the prior year first quarter to $409.3 million in the current three months. Unfavorable foreign currency translation reduced net sales in the current period by approximately $24 million. Net of this impact, net sales increased approximately $8 million. Net sales in our North American Social Expression Products segment increased approximately $34 million, but were partially offset by lower sales in our Retail Operations segment of approximately $27 million.

Net sales of our North American Social Expression Products segment increased approximately $34 million. This increase was primarily driven by RPG and Papyrus sales of approximately $29 million, both of which were acquired in the last six months. The remaining $5 million was the result of improved card sales partially offset by lower sales from our gift-packaging and party goods product lines.

Net sales of our Retail Operations segment decreased approximately $27 million during the first quarter. Net sales were only approximately $12 million for the three months ended May 29, 2009, compared to approximately $38 million in the prior year first quarter. This decrease is primarily the result of the sale of our retail stores in April 2009.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $0.8 million during the three months ended May 29, 2009. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, we have entered into an agreement to sell our Strawberry Shortcake and Care Bears properties. See Part II, Item 1, “Legal Proceedings,” for further information.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 29, 2009 and May 30, 2008 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2009	2008	2009	2008	2009	2008
Unit volume	4.6%	11.2%	3.1%	7.1%	4.0%	9.7%
Selling prices	2.2%	(4.6)%	1.7%	(5.8)%	2.0%	(5.2)%
Overall increase / (decrease)	6.9%	6.0%	4.9%	0.9%	6.1%	4.0%

During the first quarter, combined everyday and seasonal greeting card sales less returns improved 6.1% compared to the prior year quarter, including 4.0% unit growth and 2.0% selling price improvement. These increases were primarily driven by the RPG and Papyrus acquisitions. Net of the impact of these acquisitions, combined everyday and seasonal greeting card sales less returns were down 0.6%, with decreased unit volume of 2.3% partially offset by higher selling prices of 1.8%. Selling price improvement, for both everyday and seasonal cards, was a result of the growth in higher priced technology cards as well as an increase in general price levels throughout the card product lines. These improvements in selling prices more than offset the continued shift to a higher mix of the value line cards.

Everyday card sales less returns for the first quarter were up 6.9% with improvements in both unit volume and selling prices of 4.6% and 2.2%, respectively, compared to the prior quarter. Net of the impact of the Papyrus and RPG acquisitions, overall sales less returns were down 0.2%, with a 2.2% decline in unit volume more than offsetting an increase of 2.0% in selling prices. While unit volume in our North American Social Expression Products segment remained essentially flat during the quarter, the overall decline in unit volume was driven by our International Social Expression Products segment, which continues to experience difficult economic conditions.

Seasonal card sales less returns for the three months ended May 29, 2009 were up 4.9% with improvements in both unit volume and selling prices of 3.1% and 1.7%, respectively. Net of the impact of the acquisitions, overall seasonal card sales less returns declined 1.1%, with a 2.4% decline in seasonal card unit volume that more than offset an increase in selling prices of 1.4%. The decrease in unit volume was driven primarily by the Mother’s Day program.

Expense Overview

During the current quarter, we experienced decreased costs as a result of a favorable shift in product mix, the realization of cost reduction actions taken in the fourth quarter of 2009 as well as favorable foreign currency translation impacts.

Material, labor and other production costs for the three months ended May 29, 2009 were $167.2 million, approximately $26 million less than the prior year three months. As a percentage of total revenue, these costs were 40.5% in the current period compared to 45.1% for the three months ended May 30, 2008. The $26 million decrease was due to favorable spending and product mix of approximately $12 million and $5 million, respectively, and foreign currency translation impacts of approximately $11 million. The lower spending is a result of reduced scrap as well as lower costs related to the rollout of the new Canadian line of cards, which unfavorably impacted prior year results. The favorable product mix is primarily due to a shift to higher margin card products versus non-card products. These decreases were partially offset by unfavorable volume variances of approximately $2 million due to the increased sales volume.

Selling, distribution and marketing (“SDM”) expenses for the three months ended May 29, 2009 were $132.2 million, decreasing from $150.9 million for the comparable period in the prior year. The decrease is due to lower spending of approximately $9 million and favorable foreign currency translation of approximately $10 million. Due to the sale of our retail stores in the current quarter, SDM expenses in our Retail Operations segment decreased approximately $14 million compared to the prior three months. This decrease was partially offset by higher costs in our North American Social Expression Products segment as SDM expenses associated with our recent acquisitions more than offset the reduced distribution costs attributable to the improved balance of card unit shipments compared to card unit net sales in our legacy card business and the realization of cost reduction activities in the last quarter of 2009.

Administrative and general expenses were $63.2 million for the three months ended May 29, 2009, an increase of $0.6 million compared to the prior year period. Increased spending of approximately $3 million was only partially offset by favorable foreign currency translation impacts of approximately $2 million. The increased spending is primarily related to increased domestic profit-sharing plan expense and higher bad debt expense, primarily in the U.K. where we continue to experience a difficult economic environment.

Other operating expense (income) - net was expense of $27.8 million for the three months ended May 29, 2009 compared to income of $0.7 million in the prior period. The current quarter includes a preliminary loss of approximately $28 million on the sale of our retail stores to Schurman.

Interest expense for the three months ended May 29, 2009 was $7.0 million, up from $4.9 million for the prior year quarter. The increase of $2.1 million is primarily attributable to increased borrowings as a result of the draw down of the $100 million term loan facility and the issuance of additional 7.375% notes during the fourth quarter of 2009.

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

We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

	Three Months Ended		% Change
(Dollars in thousands)	May 29, 2009	May 30, 2008
Total revenue	$318,780	$284,871	11.9%
Segment earnings	74,366	42,006	77.0%

Total revenue of our North American Social Expression Products segment for the quarter ended May 29, 2009, excluding the impact of foreign exchange and intersegment items, increased $33.9 million, or 11.9%, from the prior year period. The increase was primarily driven by the acquisitions of RPG and Papyrus, which together contributed approximately $29 million in revenues during the first quarter. The remaining $5 million was the result of improved card net sales partially offset by lower sales from our gift-packaging and party goods product lines.

Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $32.4 million in the current three months compared to the three months ended May 30, 2008. The increase was driven by the improved product mix due to a shift to higher margin card products versus non-card products, the realization of the cost reduction initiatives put in place near the end of last year and an improved balance of card unit shipments compared to card unit net sales that reduced supply chain, scrap and distribution costs during the quarter compared to the prior year period. In addition, the prior year period included an unfavorable impact of approximately $10 million related to revenue reductions and additional costs associated with the rollout of the new Canadian card line.

International Social Expression Products Segment

	Three Months Ended		% Change
(Dollars in thousands)	May 29, 2009	May 30, 2008
Total revenue	$47,006	$47,914	(1.9)%
Segment earnings	333	1,773	(81.2)%

Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, decreased $0.9 million, or 1.9% for the three months ended May 29, 2009, compared to the respective period in the prior year. The decrease in revenue for the current year three months was primarily due to the bankruptcy of a major customer in the second half of 2009 as well as the continued difficult economic environment in the U.K., which is driving down everyday card sales.

Segment earnings, excluding the impact of foreign exchange, decreased $1.4 million in the three months ended May 29, 2009 compared to the prior year three months. The earnings decrease is principally driven by the lower revenues described above as well as increased bad debt expense particularly in the U.K. as a result of the current economic conditions.

Retail Operations Segment

	Three Months Ended		% Change
(Dollars in thousands)	May 29, 2009	May 30, 2008
Total revenue	$11,727	$38,477	(69.5)%
Segment loss	(34,830)	(3,351)	—

In April 2009, we sold our retail stores to Schurman. As a result, the three months ended May 29, 2009 included operating results for the portion of the quarter that we owned the stores as well as the loss on disposition of the stores.

Total revenue, excluding the impact of foreign exchange, in our Retail Operations segment decreased $26.8 million for the three months ended May 29, 2009, compared to the prior year period due primarily to the sale of our retail stores to Schurman discussed above.

Segment earnings, excluding the impact of foreign exchange, was a loss of $34.8 million in the three months ended May 29, 2009, compared to a loss of $3.4 million during the three months ended May 30, 2008. The segment loss for the current quarter included a $28 million preliminary loss on the sale of our retail stores. The current three months also included approximately $2 million of severance expense as a result of the sale.

AG Interactive Segment

	Three Months Ended		% Change
(Dollars in thousands)	May 29, 2009	May 30, 2008
Total revenue	$18,634	$19,899	(6.4)%
Segment earnings (loss)	1,652	(1,335)	223.8%

Total revenue of AG Interactive for the three months ended May 29, 2009, excluding the impact of foreign exchange, was $18.6 million compared to $19.9 million in the prior year first quarter. This $1.3 million decrease in revenue is primarily the result of lower advertising revenue in our online product group as a result of the current market conditions. At the end of the first quarter of 2010, AG Interactive had approximately 4.0 million paid subscriptions versus 3.9 million at the prior year quarter end.

Segment earnings, excluding the impact of foreign exchange, increased from a loss of $1.3 million during the quarter ended May 30, 2008 to income of $1.7 million for the quarter ended May 29, 2009. The increase of $3.0 million is primarily attributable to less amortization expense during the first quarter as a result of the intangible asset impairments, which were recorded in the second half of 2009. The remaining increase is related to the cost reduction efforts taken during the prior year.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of May 30, 2008 has been included.

Operating Activities

Operating activities provided $8.7 million of cash during the three months ended May 29, 2009, compared to a use of cash of $11.9 million in the prior year period.

Accounts receivable used $43.8 million of cash during the three months ended May 29, 2009, compared to providing $5.2 million of cash during the prior year period. The year-over-year change was attributable to reduced scan-based trading implementation activity of approximately $17 million, the increased accounts receivable associated with acquired companies of approximately $10 million and differences in the timing of cash collections and incentive credits issued to customers.

Inventory provided $12.4 million of cash during the three months ended May 29, 2009, compared to providing $6.5 million of cash during the prior year first quarter. The increased cash flow is primarily due to improved management of everyday cards in the North American Social Expression Products segment during the current year first quarter compared to the prior year period.

Other current assets provided $11.9 million of cash from February 28, 2009, compared to $1.3 million in the prior year three months. The increase is due to an income tax refund received during the current year first quarter.

Deferred costs - net generally represents payments under agreements with retailers net of the related amortization of those payments. During the three months ended May 29, 2009, payments exceeded amortization by $2.8 million; in the three months ended May 30, 2008, amortization exceeded payments by $1.3 million.

Accounts payable and other liabilities used $43.5 million of cash during the three months ended May 29, 2009, compared to $57.6 million in the prior year period. The change was attributable primarily to lower variable compensation payments during the current quarter compared to the prior year first quarter due to our unfavorable financial results in fiscal 2009 compared to fiscal 2008.

Investing Activities

Investing activities used $25.1 million of cash during the three months ended May 29, 2009, compared to $25.4 million in the prior year period. The use of cash in the current period is related to cash payments for business acquisitions as well as capital expenditures of $8.9 million. During fiscal 2010, we acquired the Papyrus brand and its related wholesale business division from Schurman. At the same time, we sold our retail stores to Schurman and acquired an equity interest in Schurman. Cash paid, net of cash acquired, was $14.0 million. Also, in fiscal 2010, we paid $2.3 million of acquisition costs related to RPG, which we acquired in the fourth quarter of 2009.

The use of cash in the prior quarter is related to cash payments for business acquisitions as well as capital expenditures of $10.1 million. During the first quarter of fiscal 2009, we purchased a card publisher and franchised distributor of greeting cards in the U.K. for $15.6 million.

Financing Activities

Financing activities provided $35.4 million of cash during the three months ended May 29, 2009, compared to $22.5 million during the three months ended May 30, 2008. The sources of cash in both periods relate primarily to long- and short-term debt borrowings of $46.1 million in the current year quarter compared to $28.0 million in the prior year three months. The borrowings in both periods were under our credit facility and accounts receivable securitization program. Partially offsetting the source of cash from the current year borrowings are the share repurchases and cash paid for dividends. During the three months ended May 29, 2009, $5.9 million was paid to repurchase approximately 1.5 million shares under our repurchase program and $4.9 million was paid for our dividend that was previously declared in February 2009. During the three months ended May 30, 2008, we paid cash dividends of $5.9 million. Also, in the quarter ended May 30, 2008, our receipt of the exercise price on stock options provided $0.4 million of cash.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $540 million at May 29, 2009. This included our $450 million senior secured credit facility and our $90 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. We had $100.0 million outstanding under the term loan facility, $81.4 million outstanding under the revolving credit facility and $26.3 million outstanding under the accounts receivable securitization facility at May 29, 2009. In addition to these borrowings, we have, in the aggregate, $48.5 million outstanding under letters of credit, which reduces the total credit availability thereunder.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section of our Annual Report on Form 10-K for the year ended February 28, 2009 for further information.

Throughout fiscal 2010, we will continue to consider all options for capital deployment including growth options, capital expenditures, the opportunity to repurchase our own shares, or by reducing debt. To this end, in January 2009, we announced that our Board of Directors authorized the repurchase of up to $75 million of Class A common shares, that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Corporation deems appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. We also may from time to time seek to retire or purchase our debt outstanding through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise, including strategically repurchasing our 7.375% senior unsecured notes due in 2016 at a discount to par. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Please refer to the discussion of our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2009.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the ability to successfully integrate acquisitions, including the recent acquisitions of Recycled Paper Greetings and the Papyrus brand;

•	the ability to successfully complete the sale of the Strawberry Shortcake and Care Bears properties;

•	our successful transition of the Retail Operations segment to its buyer, Schurman Fine Papers, and the ability to achieve the desired benefits associated with this and other dispositions;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	competitive terms of sale offered to customers;

•	the ability to comply with our debt covenants;

•	the timing and impact of investments in retail customers or new product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	the timing and impact of converting customers to a scan-based trading model;

•	escalation in the cost of providing employee health care;

•	the ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh that we may implement;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators, the public’s acceptance of online greetings and other social expression products, and the ability to gain a leadership position in the digital photo sharing space.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission (“SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2009. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2009, the end of our preceding fiscal year, to May 29, 2009, the end of our most recent fiscal quarter.

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

As previously disclosed on its Form 8-K furnished on May 12, 2009, on May 6, 2009, American Greetings Corporation and its subsidiary, Those Characters From Cleveland, Inc. (“TCFC”), filed an action in the Cuyahoga County (Ohio) Court of Common Pleas against Cookie Jar Entertainment Inc. (“Cookie Jar”) and its affiliates, Cookie Jar Entertainment (USA) Inc. (formerly known as DIC Entertainment Corporation) (“DIC”), and Cookie Jar Entertainment Holdings (USA) Inc. (formerly known as DIC Entertainment Holdings, Inc.). In the complaint, American Greetings Corporation and TCFC seek to rescind a series of related agreements with Cookie Jar, including the July 20, 2008 Binding Letter Agreement between American Greetings Corporation and Cookie Jar relating to the sale of the Strawberry Shortcake and Care Bears properties that was entered into in connection with the settlement of a 2008 lawsuit between the parties. American Greetings Corporation also seeks a declaratory judgment that it may terminate an October 2001 License Agreement between TCFC and DIC. In the alternative, American Greetings Corporation seeks damages for Cookie Jar’s breach of the July 20, 2008 Binding Letter Agreement in an amount in excess of $100,000,000. On May 7, 2009, Cookie Jar removed the case to the United States District Court for the Northern District of Ohio.

On May 6, 2009, Cookie Jar filed an action against American Greetings Corporation, TCFC, Mike Young Productions, LLC and MoonScoop SAS (“MoonScoop”) in the Supreme Court of the State of New York, County of New York. Mike Young Productions and MoonScoop were named as defendants in the action in connection with the binding term sheet between American Greetings Corporation and MoonScoop dated March 24, 2009, providing for the sale to MoonScoop of the Strawberry Shortcake and Care Bears properties. In the complaint, Cookie Jar alleges that American Greetings Corporation and TCFC breached the July 20, 2008 Binding Letter Agreement. Cookie Jar also alleges that Mike Young Productions and MoonScoop tortiously interfered with Cookie Jar’s business relationship with American Greetings Corporation and TCFC in relation to Cookie Jar’s rights under the July 20, 2008 Binding Letter Agreement. In addition, Cookie Jar alleges fraud and civil conspiracy against all defendants related to certain representations and actions taken by the defendants in relation to the July 20, 2008 Binding Letter Agreement. In its request for relief, Cookie Jar seeks damages in excess of $25,000,000.

In addition to the foregoing, we are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended May 29, 2009.

Period	Total Number of Shares Repurchased			Average Price Paid per Share			Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
March 2009	Class A – Class B –	1,125,000 —			$3.79 —	(2)	1,125,000 —	(3)	$46,578,874
April 2009	Class A – Class B –	— 10,302	(1)	$	— 8.54		— —		$46,578,874
May 2009	Class A – Class B –	— —			— —		— —		$46,578,874
Total	Class A – Class B –	1,125,000 10,302	(1)				1,125,000 —	(3)

(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to our Amended and Restated Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program and the repurchases reflected above were made through a 10b5-1 program in open market or privately negotiated transactions, which were intended to be in compliance with the SEC’s Rule 10b-18.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated as of April 17, 2009, by and among Schurman Fine Papers, 644064 N.B. INC., Carlton Cards Retail, Inc., Carlton Cards Limited, AGC, LLC, and American Greetings Corporation

2.2	Binding Term Sheet between MoonScoop SAS (“MOONSCOOP”) and American Greetings Corporation (“AG”), dated March 24, 2009

10.1	Key Management Annual Incentive Plan (Fiscal Year 2010 Description)

10.2	Description of Non-Employee Director Compensation

(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

July 8, 2009

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)