Form 10-Q
period 2009-08-28
AMERICAN GREETINGS CORP
filed 2009-10-07
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 5, 2009, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common         35,969,142

Class B Common           3,476,920

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Net sales	$348,639	$372,942	$757,916	$798,405
Other revenue	7,711	12,893	11,356	15,730

Total revenue	356,350	385,835	769,272	814,135

Material, labor and other production costs	153,248	170,112	320,417	363,454
Selling, distribution and marketing expenses	117,531	154,387	249,748	305,262
Administrative and general expenses	48,483	57,162	111,634	119,723
Other operating (income) expense – net	(1,397)	(111)	26,376	(838)

Operating income	38,485	4,285	61,097	26,534

Interest expense	6,671	5,434	13,658	10,339
Interest income	(989)	(898)	(1,265)	(1,888)
Other non-operating income – net	(1,291)	(2,617)	(2,333)	(3,518)

Income before income tax expense	34,094	2,366	51,037	21,601

Income tax expense	10,972	69	17,954	5,971

Net income	$23,122	$2,297	$33,083	$15,630

Earnings per share – basic	$0.59	$0.05	$0.84	$0.32

Earnings per share – assuming dilution	$0.59	$0.05	$0.84	$0.32

Average number of shares outstanding	39,407,532	47,769,594	39,508,240	48,285,267

Average number of shares outstanding – assuming dilution	39,407,532	47,807,313	39,508,240	48,328,659

Dividends declared per share	$0.12	$0.12	$0.12	$0.24

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) August 28, 2009	(Note 1) February 28, 2009	(Unaudited) August 29, 2008
ASSETS

Current assets
Cash and cash equivalents	$49,903	$60,216	$84,040
Trade accounts receivable, net	78,070	63,140	62,826
Inventories	208,130	202,601	259,789
Deferred and refundable income taxes	63,665	71,850	54,149
Assets held for sale	1,423	2,843	2,604
Prepaid expenses and other	144,773	158,610	179,571

Total current assets	545,964	559,260	642,979

Goodwill	26,393	26,871	289,662
Other assets	363,480	372,523	440,589
Deferred and refundable income taxes	167,138	178,785	133,827

Property, plant and equipment – at cost	893,554	954,448	980,103
Less accumulated depreciation	607,851	658,099	679,862

Property, plant and equipment – net	285,703	296,349	300,241

	$1,388,678	$1,433,788	$1,807,298

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$1,000	$750	$18,445
Accounts payable	96,279	117,504	125,648
Accrued liabilities	67,985	75,673	66,007
Accrued compensation and benefits	50,925	32,198	39,378
Income taxes payable	2,856	11,743	7,729
Other current liabilities	94,462	105,537	113,379

Total current liabilities	313,507	343,405	370,586

Long-term debt	335,372	389,473	391,889
Other liabilities	127,066	149,820	147,906
Deferred income taxes and noncurrent income taxes payable	30,736	21,901	23,343

Shareholders’ equity
Common shares – Class A	35,923	37,043	42,208
Common shares – Class B	3,477	3,499	3,494
Capital in excess of par value	451,328	449,085	447,502
Treasury stock	(941,198)	(938,086)	(914,262)
Accumulated other comprehensive loss	(40,562)	(67,278)	(9,711)
Retained earnings	1,073,029	1,044,926	1,304,343

Total shareholders’ equity	581,997	529,189	873,574

	$1,388,678	$1,433,788	$1,807,298

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 28, 2009	August 29, 2008
OPERATING ACTIVITIES:
Net income	$33,083	$15,630
Adjustments to reconcile net income to cash flows from operating activities:
Net loss on dispositions	27,696	—
Net loss on disposal of fixed assets	9	385
Depreciation and intangible assets amortization	23,466	25,324
Deferred income taxes	26,708	15,394
Other non-cash charges	4,622	3,379
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(10,877)	(725)
Inventories	(15,022)	(47,426)
Other current assets	12,347	(952)
Deferred costs – net	11,885	14,654
Accounts payable and other liabilities	(22,190)	(69,511)
Other – net	(7,561)	(9,826)

Total Cash Flows From Operating Activities	84,166	(53,674)

INVESTING ACTIVITIES:
Property, plant and equipment additions	(15,447)	(28,545)
Cash payments for business acquisitions, net of cash acquired	(19,300)	(15,625)
Proceeds from sale of fixed assets	729	275
Other – net	3,063	(44,153)

Total Cash Flows From Investing Activities	(30,955)	(88,048)

FINANCING ACTIVITIES:
Net (decrease) increase in long-term debt	(54,750)	148,591
Net increase in short-term debt	—	18,445
Sale of stock under benefit plans	91	434
Purchase of treasury shares	(6,176)	(46,137)
Dividends to shareholders	(9,593)	(11,667)

Total Cash Flows From Financing Activities	(70,428)	109,666

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,904	(7,404)

DECREASE IN CASH AND CASH EQUIVALENTS	(10,313)	(39,460)

Cash and Cash Equivalents at Beginning of Year	60,216	123,500

Cash and Cash Equivalents at End of Period	$49,903	$84,040

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended August 28, 2009 and August 29, 2008

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

The Corporation has evaluated subsequent events occurring through October 7, 2009, the date upon which the consolidated financial statements were filed with the Securities and Exchange Commission (“SEC”).

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R provides revised guidance on the recognition and measurement of the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Corporation adopted this standard on March 1, 2009. See Note 15.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this standard on March 1, 2009 did not materially impact the Corporation’s financial statements, but will require additional year-end disclosures.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB Opinion No. 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early application permitted. The Corporation adopted this standard in the second quarter of 2010. Since this standard only requires additional disclosures, adoption of the standard did not materially impact the Corporation’s financial statements. See Note 10.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted this standard in the second quarter of 2010. The adoption of this standard did not materially impact the Corporation’s financial statements. See Note 1.

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities and requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a variable interest entity (“VIE”). SFAS 167 eliminates the quantitative approach to determining whether a company is the primary beneficiary of a variable interest entity previously required by FASB Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities.” This statement is effective for annual and interim reporting periods beginning after November 15, 2009. The Corporation is currently evaluating the impact that this standard will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. This statement is effective for interim and annual reporting periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. Since the Codification does not change existing GAAP, the Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

Note 4 – Other Income and Expense

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Loss on disposition of retail stores	$—	$—	$28,333	$—
Gain on disposition of calendar product lines	(637)	—	(637)	—
Miscellaneous	(760)	(111)	(1,320)	(838)

Other operating (income) expense – net	$(1,397)	$(111)	$26,376	$(838)

In April 2009, the Corporation sold the rights, title and interest in certain of the assets of its retail store operations to Schurman Fine Papers and one of its subsidiaries (collectively, “Schurman”) and recognized a preliminary loss on disposition of $28.3 million, pending completion of valuation work. Also, in April 2009, the Corporation purchased the wholesale division of Schurman, which supplies Papyrus brand greeting cards primarily to leading specialty, mass, grocery and drug store channels. The Corporation also purchased an equity interest in Schurman. See Note 15 for further information. In July 2009, the Corporation sold its calendar product lines and recorded a gain of $0.6 million. The proceeds of $3.1 million received from the sale of the calendar product lines are included in “Other – net” investing activities on the Consolidated Statement of Cash Flows.

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Foreign exchange gain	$(626)	$(2,343)	$(1,205)	$(2,880)
Rental income	(325)	(275)	(748)	(812)
Miscellaneous	(340)	1	(380)	174

Other non-operating income – net	$(1,291)	$(2,617)	$(2,333)	$(3,518)

“Miscellaneous” includes, among other things, gains and losses on asset disposals and income/loss from debt and equity securities.

Note 5 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share–assuming dilution:

	Three Months Ended		Six Months Ended
	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Numerator (in thousands):
Net income	$23,122	$2,297	$33,083	$15,630

Denominator (in thousands):
Weighted average shares outstanding	39,408	47,770	39,508	48,285
Effect of dilutive securities:
Stock options and other	—	37	—	44

Weighted average shares outstanding – assuming dilution	39,408	47,807	39,508	48,329

Earnings per share	$0.59	$0.05	$0.84	$0.32

Earnings per share – assuming dilution	$0.59	$0.05	$0.84	$0.32

Approximately 6.6 million and 7.4 million stock options outstanding in the three and six month periods ended August 28, 2009, respectively, were excluded from the computation of earnings per share–assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods (6.2 million and 5.9 million stock options outstanding in the three and six month periods ended August 29, 2008, respectively).

Note 6 – Comprehensive Income (Loss)

The Corporation’s total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Net income	$23,122	$2,297	$33,083	$15,630

Other comprehensive income (loss):
Foreign currency translation adjustments	3,222	(30,983)	28,160	(31,256)
Pension and postretirement benefit adjustments, net of tax	(509)	19	(1,446)	(206)
Unrealized gain on securities, net of tax	1	507	2	507

Total comprehensive income (loss)	$25,836	$(28,160)	$59,799	$(15,325)

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 28, 2009	February 28, 2009	August 29, 2008
Allowance for seasonal sales returns	$18,122	$47,121	$25,735
Allowance for outdated products	17,862	11,486	22,753
Allowance for doubtful accounts	3,703	5,006	4,104
Allowance for cooperative advertising and marketing funds	25,598	25,048	32,176
Allowance for rebates	43,958	45,774	49,069

	$109,243	$134,435	$133,837

Note 8 – Inventories

(In thousands)	August 28, 2009	February 28, 2009	August 29, 2008
Raw materials	$20,594	$20,741	$22,559
Work in process	12,702	7,068	13,404
Finished products	230,004	232,305	278,935

	263,300	260,114	314,898
Less LIFO reserve	82,424	86,025	83,948

	180,876	174,089	230,950
Display materials and factory supplies	27,254	28,512	28,839

	$208,130	$202,601	$259,789

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements totaled approximately $37 million, $34 million and $33 million as of August 28, 2009, February 28, 2009 and August 29, 2008, respectively.

Note 9 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	August 28, 2009	February 28, 2009	August 29, 2008
Prepaid expenses and other	$95,701	$107,596	$103,349
Other assets	254,495	273,311	308,616

Deferred cost assets	350,196	380,907	411,965

Other current liabilities	(53,166)	(55,877)	(63,083)
Other liabilities	(1,918)	(22,023)	(27,640)

Deferred cost liabilities	(55,084)	(77,900)	(90,723)

Net deferred costs	$295,112	$303,007	$321,242

The Corporation maintains an allowance for deferred costs related to supply agreements of $19.7 million, $30.9 million and $29.5 million at August 28, 2009, February 28, 2009 and August 29, 2008, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Note 10 – Debt

The Corporation is party to an amended and restated $450 million secured credit agreement and to an amended and restated receivables purchase agreement that had available financing of up to $90 million. The credit agreement includes a $350 million revolving credit facility and a $100 million delay draw term loan, which the Corporation drew down in 2009 to provide it with greater financial flexibility and to enhance liquidity for the long-term.

On September 23, 2009, the amended and restated receivables purchase agreement was further amended. The amendment decreased the amount of available financing under the agreement from $90 million to $80 million and allows certain receivables to be excluded from the program in connection with the exercise of rights under insurance and other products that may be obtained from time to time by the Corporation or other originators that are designed to mitigate credit risks associated with the collection of accounts receivable. The amendment also extends the maturity date to September 21, 2012; provided, however, that in addition to customary termination provisions, the receivables purchase agreement will terminate upon termination of the liquidity commitments obtained by the purchaser groups from third party liquidity providers. Such commitments may be made available to the purchaser groups for 364-day periods only, and there can be no assurances that the third party liquidity providers will renew or extend their commitments under the receivables purchase agreement. If that is the case, the receivables purchase agreement will terminate and the Corporation will not receive the benefit of the entire three year term of the agreement.

Debt due within one year is as follows:

(In thousands)	August 28, 2009	February 28, 2009	August 29, 2008
Term loan facility	$1,000	$750	$—
Accounts receivable securitization facility	—	—	18,445

	$1,000	$750	$18,445

Long-term debt and their related calendar year due dates, net of unamortized discounts which totaled $25.4 million as of August 28, 2009, were as follows:

(In thousands)	August 28, 2009	February 28, 2009	August 29, 2008
7.375% senior notes, due 2016	$211,798	$211,440	$200,000
7.375% notes, due 2016	17,530	16,997	—
Term loan facility, due 2013	98,750	99,250	—
Revolving credit facility, due 2011	7,100	61,600	191,200
6.10% senior notes, due 2028	181	181	181
Other	13	5	508

	$335,372	$389,473	$391,889

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $207.7 million (at a carrying value of $229.5 million) at August 28, 2009.

At August 28, 2009, the balances outstanding on the term loan facility and revolving credit facility bear interest at a rate of approximately 2.4% and 1.0%, respectively. In addition to the balances outstanding under the aforementioned agreements, the Corporation has, in the aggregate, $48.7 million outstanding under letters of credit, which reduces the total credit availability thereunder.

At August 28, 2009, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Service cost	$193	$239	$383	$480
Interest cost	2,322	2,296	4,568	4,600
Expected return on plan assets	(1,422)	(2,037)	(2,800)	(4,080)
Amortization of prior service cost	66	77	133	154
Amortization of actuarial loss	512	320	967	640

	$1,671	$895	$3,251	$1,794

	Postretirement Benefit
	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Service cost	$535	$950	$1,185	$1,900
Interest cost	1,705	2,200	3,680	4,400
Expected return on plan assets	(1,030)	(1,250)	(2,055)	(2,500)
Amortization of prior service credit	(1,860)	(1,850)	(3,710)	(3,700)
Amortization of actuarial loss	445	1,075	1,195	2,150

	$(205)	$1,125	$295	$2,250

The Corporation has a profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the six months ended August 28, 2009 was $5.0 million, compared to $0.5 million in the prior year period. The profit-sharing plan expense for the six month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end. The Corporation, at its discretion, also matches a portion of 401(k) employee contributions. The expenses recognized for the three and six month periods ended August 28, 2009 were $1.0 million and $2.1 million ($1.1 million and $2.9 million for the three and six month periods ended August 29, 2008), respectively.

At August 28, 2009, February 28, 2009 and August 29, 2008, the liability for postretirement benefits other than pensions was $61.0 million, $58.2 million and $66.8 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At August 28, 2009, February 28, 2009 and August 29, 2008, the long-term liability for pension benefits was $53.0 million, $52.4 million and $32.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

The following table summarizes the financial assets, measured at fair value on a recurring basis, and non-financial assets, measured at fair value on a nonrecurring basis, as of the measurement date, August 28, 2009, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of August 28, 2009	Quoted prices in active markets for identical assets (Level 1)
Financial assets:
Active employees’ medical plan trust assets	$3,959	$3,959
Deferred compensation plan assets (1)	5,798	5,798

Total	$9,757	$9,757

Non-financial assets:
Assets held for sale	$1,423	$1,423

Total	$1,423	$1,423

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

The fair value of the investments in the active employees’ medical plan trust was considered a Level 1 valuation as it is based on the quoted market value per share of each individual security investment in an active market.

The fair value of the mutual fund assets in the deferred compensation plan was considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. Although the Corporation is under no obligation to fund employees’ non-qualified accounts, the fair value of the related non-qualified deferred compensation liability is based on the fair value of the mutual fund assets.

Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets held for sale with a carrying value of $2.5 million were written down to fair value of $1.5 million during the first quarter of 2010, resulting in an impairment charge of approximately $1 million, which was included in earnings for the six months ended August 28, 2009. The fair value of the assets held for sale was considered a Level 1 valuation as it is based on current bids obtained as the Corporation actively markets the assets, which primarily include inventory and fixed assets.

Note 13 – Long-Term Leases and Commitments

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the three and six month periods ended August 28, 2009 and August 29, 2008 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Gross rentals	$9,677	$12,000	$20,496	$24,223
Sublease rentals	(5,534)	(124)	(8,363)	(247)

Net rental expense	$4,143	$11,876	$12,133	$23,976

At August 28, 2009, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
Twelve months ending August 2010	$23,138
Twelve months ending August 2011	17,296
Twelve months ending August 2012	12,427
Twelve months ending August 2013	8,904
Twelve months ending August 2014	6,578
Later periods	17,978

86,321
Sublease rentals	(62,094)

Net rentals	$24,227

The majority of the sublease rentals in the table above are being paid by Schurman. These amounts relate to retail stores acquired by Schurman that are being conditionally subleased to Schurman. See Note 15 for additional information. The failure of Schurman to operate the retail stores successfully could have a material adverse effect on the Corporation, because if Schurman is not able to comply with its obligations under the subleases, the Corporation remains contractually obligated, as primary lessee, under those leases.

Note 14 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate was 32.2% and 35.2% for the three and six months ended August 28, 2009, respectively, and 2.9% and 27.6% for the three and six months ended August 29, 2008, respectively. The magnitude of the impact that discrete items have on the Corporation’s effective tax rate is dependent on the level of income or loss in the period.

At February 28, 2009, the Corporation had unrecognized tax benefits of $34.8 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $23.4 million. There were no significant changes to this amount during fiscal 2010. It is reasonably possible that the Corporation’s unrecognized tax positions could decrease by approximately $3 million during the next twelve months due to anticipated settlements and resulting cash payments related to a foreign subsidiary currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. As of August 28, 2009, the Corporation recognized net expense of $0.5 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of August 28, 2009, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and refundable income taxes netted to a refundable of $1.1 million.

The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various foreign tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2004 to the present.

Note 15 – Business Segment Information

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2009	August 29, 2008	August 28, 2009	August 29, 2008
Total Revenue:
North American Social Expression Products	$266,934	$256,756	$590,818	$554,933
Intersegment items	—	(13,720)	(5,104)	(27,026)
Exchange rate adjustment	1,995	3,786	2,294	7,202

Net	268,929	246,822	588,008	535,109

International Social Expression Products	45,754	43,374	92,760	91,288
Exchange rate adjustment	10,986	19,950	16,742	42,996

Net	56,740	63,324	109,502	134,284

Retail Operations	—	34,586	11,727	73,063
Exchange rate adjustment	—	3,078	112	6,584

Net	—	37,664	11,839	79,647

AG Interactive	18,075	20,334	36,709	40,233
Exchange rate adjustment	422	638	633	1,300

Net	18,497	20,972	37,342	41,533

Non-reportable segments	11,964	17,053	22,361	23,562

Unallocated	220	—	220	—

	$356,350	$385,835	$769,272	$814,135

Segment Earnings (Loss):
North American Social Expression Products	$42,679	$32,248	$120,556	$84,431
Intersegment items	—	(9,973)	(3,511)	(20,150)
Exchange rate adjustment	1,092	1,325	1,282	1,830

Net	43,771	23,600	118,327	66,111

International Social Expression Products	1,887	(1,569)	2,220	204
Exchange rate adjustment	428	(589)	434	443

Net	2,315	(2,158)	2,654	647

Retail Operations	—	(6,588)	(34,830)	(9,939)
Exchange rate adjustment	—	(88)	(285)	(150)

Net	—	(6,676)	(35,115)	(10,089)

AG Interactive	1,644	456	3,296	(879)
Exchange rate adjustment	287	305	349	579

Net	1,931	761	3,645	(300)

Non-reportable segments	367	2,541	238	575

Unallocated	(14,209)	(19,415)	(38,520)	(39,110)
Exchange rate adjustment	(81)	3,713	(192)	3,767

Net	(14,290)	(15,702)	(38,712)	(35,343)

	$34,094	$2,366	$51,037	$21,601

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

During the six months ended August 28, 2009, the Corporation recorded severance expense of approximately $5 million. Approximately $2 million of the expense related to the disposition of the stores in the Retail Operations segment. The remaining expense related to headcount reductions at several locations. The balance of the severance accrual was $9.2 million, $14.2 million and $5.9 million at August 28, 2009, February 28, 2009 and August 29, 2008, respectively, and is included in “Accrued liabilities” on the Consolidated Statement of Financial Position.

Deferred Revenue

Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $35.7 million, $37.8 million and $34.9 million at August 28, 2009, February 28, 2009 and August 29, 2008, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment and the licensing business included in non-reportable segments.

Acquisitions and Dispositions

As disclosed in Note 4, on April 17, 2009, the Corporation sold all rights, title and interest in certain of the assets of the Corporation’s Retail Operations segment for approximately $6.0 million in cash and Schurman’s assumption of certain liabilities related to the Retail Operations segment. The Corporation sold all 341 of its card and gift retail store assets to Schurman, which operates stores under the American Greetings, Carlton Cards and Papyrus brands. Under the terms of the transaction, the Corporation remains subject to certain of its store leases on a contingent basis by subleasing the stores to Schurman. Pursuant to the terms of the agreement, the Corporation also purchased from Schurman its Papyrus trademark and its wholesale business division, which supplies Papyrus brand greeting cards primarily to leading specialty, mass, grocery and drug store channels, in exchange for approximately $18.0 million in cash and the Corporation’s assumption of certain liabilities related to Schurman’s wholesale business. In addition, the Corporation agreed to provide Schurman limited credit support through the provision of a limited guarantee (“Liquidity Guarantee”) and a limited bridge guarantee (“Bridge Guarantee”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). The Corporation also purchased shares representing approximately 15% of the issued and outstanding equity interests in Schurman for approximately $2.0 million. The net cash paid of approximately $14.0 million related to this transaction, which has been accounted for in accordance with SFAS 141R, is included in “Cash payments for business acquisitions, net of cash acquired” in the Consolidated Statement of Cash Flows.

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

On April 17, 2009, the Corporation and Schurman also entered into a loan agreement pursuant to which the Corporation is providing Schurman with up to $10.0 million of subordinated financing (“Subordinated Credit Facility”) for an initial term of nineteen months, subject to up to three automatic one-year renewal periods (or partial-year, in the case of the last renewal), unless either party provides the appropriate written notice prior to the expiration of the applicable term. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. In addition, availability under the Subordinated Credit Facility will be limited as long as the Bridge Guarantee is in place to the difference between $10.0 million and the current maximum amount of the Bridge Guarantee. Borrowings under the Subordinated Credit Facility will be subordinate to borrowings under the Senior Credit Facility. The Subordinated Credit Facility provides affirmative and negative covenants and events of default customary for such financings. Based on the current amount of the Bridge Guarantee, there is no availability under the Subordinated Credit Facility at August 28, 2009.

In connection with the agreement, the Corporation and Schurman have also entered into several other ancillary agreements, including an inventory supply agreement, a marketing services agreement, a transition services agreement and a trademark licensing agreement.

Schurman is a VIE as defined in FIN 46R. The Corporation’s interest in Schurman is a significant variable interest, but the Corporation is not the primary beneficiary. The Corporation performed a probability-based cash flow analysis to determine if it was the primary beneficiary. The factors that were considered in the analysis included the equity at risk, the amount of the VIE’s variability that the Corporation absorbs, guarantees of indebtedness, voting rights, power to direct the VIE and other factors. The Corporation’s maximum exposure to loss includes its investment in the equity of Schurman, its guarantee of Schurman’s indebtedness, loans from time to time outstanding under the Subordinated Credit Facility, trade accounts receivable due from Schurman and the operating leases currently subleased to Schurman. The Corporation’s investment in Schurman is included in “Other assets” on the Consolidated Statement of Financial Position.

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

Note 16 – Subsequent Event

On September 3, 2009, the Corporation made the determination to wind down the operations of Carlton México, S.A. de C.V. (“Carlton Mexico”), its subsidiary that distributes and merchandises greeting cards, gift wrap and related products for retail customers throughout Mexico. Going forward, the Corporation will continue to make products available to its customers by selling to a third party distributor who will sell to and service Carlton Mexico’s customers. The decision to transition to a distributor model was the result of a comprehensive review of alternatives designed to reduce costs while continuing to serve Carlton Mexico’s customers. The transition to a third party distributor model is expected to provide a more cost-effective method of servicing and merchandising product to retail customers in Mexico. The wind down will result in the closure of Carlton Mexico’s facility in Mexico City, Mexico, which is expected to occur during the remainder of the current fiscal year, and the elimination of approximately 170 positions.

The Corporation estimates that it will incur approximately $1 million to $2 million in employee termination costs, $5 million to $6 million in asset impairment costs and $6 million to $8 million in other associated costs, primarily currency translation adjustments, with the wind down of the Carlton Mexico operations and the exit of this facility.

The Corporation expects to recognize all of these costs during the fiscal year ending February 28, 2010 and estimates that approximately $1 million to $2 million of the estimated total costs will result in future cash expenditures.

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

Overview

We achieved significantly higher earnings for the second quarter ended August 28, 2009 compared to the prior year period. This improvement was the result of the strategic acquisitions and dispositions over the past nine months, the realization of cost savings from initiatives implemented during the prior year, an improved balance of card unit shipments compared to card unit net sales that reduced supply chain, scrap and distribution costs, and a benefit from certain corporate-owned life insurance (“COLI”) programs.

As previously disclosed, during the past nine months we acquired Recycled Paper Greetings (“RPG”) and the wholesale business division of Schurman Fine Papers (“Schurman”) that supplies Papyrus brand greeting cards to specialty, mass, grocery and drug store channels. In addition, we divested of our Retail Operations segment, which at the time of the transaction operated 341 specialty card and gift stores in the United States and Canada. For the current quarter, the impact of this change in business mix resulted in a net decrease in revenue of approximately $4 million compared to the prior year period, while driving an improvement in earnings of approximately $8 million. We expect this change in business mix to continue to drive earnings as we begin to integrate the supply chain, manufacturing, distribution and administrative functions of these acquisitions into our existing structure during the next few quarters. Based on our preliminary estimates, we expect to use approximately $20 million of cash to implement the integration plan over the next eighteen months.

For the quarter, consolidated revenues were lower compared to the prior year period, approximately half of which is due to unfavorable foreign currency translation. Adding to this decrease was lower sales of non-card products, primarily gift packaging products, in our North American Social Expression Products segment, reduced royalty revenue from our Strawberry Shortcake and Care Bears properties and continued lower advertising revenues in our AG Interactive segment, slightly offset by improved revenues in our International Social Expression Products segment.

In our International Social Expression Products segment, improved sales of gifting products along with savings realized from cost reduction activities and the anticipated recovery of customer accounts previously considered uncollectible drove earnings improvement compared to the prior year second quarter. Despite the favorable second quarter results in this segment, we expect that the general economic conditions in the United Kingdom (“U.K.”) will continue to put downward pressure on our international revenues and earnings during the remainder of the fiscal year.

Our AG Interactive segment continues to experience lower revenues compared to the prior year due primarily to lower advertising revenues. Earnings in this segment were up compared to the prior year quarter, with cost savings initiatives and lower intangible asset amortization more than offsetting the impact of lower revenues.

The current quarter included a benefit of approximately $7 million related to our COLI programs due to higher than average death benefit income reported by our third party administrators.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, we have entered into an agreement to sell our Strawberry Shortcake and Care Bears properties. See Part II, Item 1, “Legal Proceedings,” for further information.

Results of Operations

Three months ended August 28, 2009 and August 29, 2008

Net income was $23.1 million, or $0.59 per share, in the second quarter compared to net income of $2.3 million, or $0.05 per share, in the prior year second quarter (all per-share amounts assume dilution).

Our results for the three months ended August 28, 2009 and August 29, 2008 are summarized below:

(Dollars in thousands)	2009	% Total Revenue	2008	% Total Revenue
Net sales	$348,639	97.8%	$372,942	96.7%
Other revenue	7,711	2.2%	12,893	3.3%

Total revenue	356,350	100.0%	385,835	100.0%

Material, labor and other production costs	153,248	43.0%	170,112	44.1%
Selling, distribution and marketing expenses	117,531	33.0%	154,387	40.0%
Administrative and general expenses	48,483	13.6%	57,162	14.8%
Other operating income – net	(1,397)	(0.4)%	(111)	(0.0)%

Operating income	38,485	10.8%	4,285	1.1%

Interest expense	6,671	1.9%	5,434	1.4%
Interest income	(989)	(0.3)%	(898)	(0.2)%
Other non-operating income – net	(1,291)	(0.4)%	(2,617)	(0.7)%

Income before income tax expense	34,094	9.6%	2,366	0.6%
Income tax expense	10,972	3.1%	69	0.0%

Net income	$23,122	6.5%	$2,297	0.6%

For the three months ended August 28, 2009, consolidated net sales were $348.6 million, down from $372.9 million in the prior year second quarter. This 6.5%, or approximately $24 million, decrease was primarily the result of unfavorable foreign currency translation and lower sales in our Retail Operations segment of approximately $14 million and $35 million, respectively. These decreases were partially offset by an increase of approximately $24 million in our North American Social Expression Products segment. Increased net sales in our International Social Expression Products segment of approximately $3 million due to improved sales of gifting products were substantially offset by a decrease in our AG Interactive segment of approximately $2 million as a result of continued lower advertising revenues.

Net sales in our North American Social Expression Products segment increased approximately $24 million. The majority of the increase is attributable to RPG and Papyrus sales of approximately $30 million, both of which were acquired in the last nine months. These increases from RPG and Papyrus were partially offset by lower sales of our gift-packaging product lines of approximately $7 million.

The sale of our retail stores in April 2009 accounted for approximately $35 million of the reduction in net sales quarter-over-quarter. There were no sales in our Retail Operations segment during the three months ended August 28, 2009.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $5.2 million from $12.9 million during the three months ended August 29, 2008 to $7.7 million for the three months ended August 28, 2009.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended August 28, 2009 and August 29, 2008 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2009	2008	2009	2008	2009	2008
Unit volume	6.7%	(0.2)%	13.2%	29.7%	7.7%	4.0%
Selling prices	1.3%	(0.1)%	(1.3)%	(13.7)%	0.9%	(2.4)%
Overall increase / (decrease)	8.1%	(0.2)%	11.7%	12.0%	8.7%	1.5%

During the second quarter, combined everyday and seasonal greeting card sales less returns improved 8.7% compared to the prior year quarter, including 7.7% unit growth and 0.9% improvement in selling prices. These increases were driven by the RPG and Papyrus acquisitions. Net of the impact of these acquisitions, combined everyday and seasonal greeting card sales less returns were flat, with a 1% decrease in unit volume offset by a 1% improvement in selling prices.

Everyday card sales less returns for the three months ended August 28, 2009 were up 8.1% compared to the prior year quarter, with unit volume and selling prices improving 6.7% and 1.3%, respectively. Net of the impact of the Papyrus and RPG acquisitions, overall everyday card sales less returns declined 0.9%, with a decrease in unit volume of 2.1% partially offset by an increase in selling prices of 1.2%. Decreases in unit volume were driven primarily by our North American Social Expression Products segment. Selling price improvement was a result of the continued growth in higher priced technology cards, which more than offset the continued shift to a higher mix of the value line cards.

Seasonal card sales less returns improved 11.7% during the second quarter including 13.2% unit growth partially offset by a 1.3% decline in selling prices. Net of the impact of the Papyrus and RPG acquisitions, overall sales less returns improved 4.4%, with a 5.4% increase in unit volume more than offsetting a decrease in selling prices of 1.0%. The increase in unit volume was driven primarily by the timing of shipments associated with our Graduation program in the current quarter compared to the prior year quarter.

Expense Overview

During the current quarter, we experienced decreased costs as a result of exiting our retail stores, the realization of cost reduction actions taken in the fourth quarter of 2009 as well as favorable foreign currency translation impacts.

Material, labor and other production costs (“MLOPC”) for the three months ended August 28, 2009 were $153.2 million, approximately $17 million less than the prior year three months. As a percentage of total revenue, these costs were 43.0% in the current period compared to 44.1% for the three months ended August 29, 2008. The decrease is due to favorable spending of approximately $9 million, volume variances of approximately $3 million due to the lower sales in the period and foreign currency translation impacts of approximately $5 million. Decreased spending was a result of reduced scrap levels.

Selling, distribution and marketing (“SDM”) expenses for the three months ended August 28, 2009 were $117.5 million, decreasing approximately $37 million from $154.4 million during the prior year three months. The decrease is due to lower spending of approximately $30 million and favorable foreign currency translation of approximately $7 million. The elimination of the operating costs of our retail stores due to the disposition of those stores during the first quarter of 2010 accounted for approximately $26 million of the $30 million decrease as the prior year second quarter included approximately $26 million of store related expenses. The remaining $4 million of lower spending is attributable to reduced expenses in our licensing business in line with the lower royalty revenue. Decreases in supply chain costs, specifically freight and distribution costs, due to a reduction in units shipped were substantially offset by ongoing SDM expenses from our recent acquisitions.

Administrative and general expenses were $48.5 million for the three months ended August 28, 2009, a decrease from $57.2 million for the three months ended August 29, 2008. The decrease of $8.7 million is primarily related to a benefit of approximately $7 million associated with our COLI programs and favorable foreign currency translation of approximately $2 million.

Other operating income – net was $1.4 million for the three months ended August 28, 2009 compared to $0.1 million for the prior year second quarter. The current year period included a $0.6 million gain on the sale of our calendar product lines.

Interest expense for the three months ended August 28, 2009 was $6.7 million, up from $5.4 million for the prior year quarter. The increase of $1.3 million is primarily attributable to interest on the new 7.375% notes and the $100 million term loan facility that were issued and drawn down, respectively, during the fourth quarter of 2009.

Other non-operating income – net was $1.3 million in the current year second quarter compared to $2.6 million for the three months ended August 29, 2008. The $1.3 million decrease is due primarily to decreased foreign exchange gains partially offset by reduced losses on the disposal of fixed assets in the current period compared to the prior year second quarter.

The effective tax rate was 32.2% and 2.9% for the three months ended August 28, 2009 and August 29, 2008, respectively. The lower than statutory effective tax rate in the current quarter is due primarily to the COLI benefit discussed above, which is non-taxable. The low rate in the prior year quarter is due to the recognition of a tax benefit from a return to provision adjustment. The impact of this benefit was magnified by the seasonally low level of income in the period.

Results of Operations

Six months ended August 28, 2009 and August 29, 2008

Net income was $33.1 million, or $0.84 per share, in the six months ended August 28, 2009 compared to net income of $15.6 million, or $0.32 per share, in the prior year six months.

Our results for the six months ended August 28, 2009 and August 29, 2008 are summarized below:

(Dollars in thousands)	2009	% Total Revenue	2008	% Total Revenue
Net sales	$757,916	98.5%	$798,405	98.1%
Other revenue	11,356	1.5%	15,730	1.9%

Total revenue	769,272	100.0%	814,135	100.0%

Material, labor and other production costs	320,417	41.7%	363,454	44.6%
Selling, distribution and marketing expenses	249,748	32.5%	305,262	37.5%
Administrative and general expenses	111,634	14.5%	119,723	14.7%
Other operating expense (income) – net	26,376	3.4%	(838)	(0.1)%

Operating income	61,097	7.9%	26,534	3.3%

Interest expense	13,658	1.8%	10,339	1.3%
Interest income	(1,265)	(0.2)%	(1,888)	(0.2)%
Other non-operating income – net	(2,333)	(0.3)%	(3,518)	(0.4)%

Income before income tax expense	51,037	6.6%	21,601	2.6%
Income tax expense	17,954	2.3%	5,971	0.7%

Net income	$33,083	4.3%	$15,630	1.9%

For the six months ended August 28, 2009, consolidated net sales were $757.9 million, down from $798.4 million in the prior year six months. This 5.1%, or approximately $40 million, decrease was primarily the result of decreased net sales in our Retail Operations segment of approximately $61 million and an unfavorable foreign currency translation impact of approximately $38 million. These decreases were partially offset by higher net sales in our North American Social Expression Products segment of approximately $58 million. Increased net sales in our fixtures business of approximately $4 million were substantially offset by a decrease in our AG Interactive segment of approximately $3 million as a result of continued declining advertising revenues.

Approximately all of the $58 million increase in net sales in our North American Social Expression Products segment is attributable to our recent acquisitions of RPG and Papyrus. Increased card sales in our legacy business were substantially offset by lower sales in our gift packaging and party goods product lines.

Net sales of our Retail Operations segment decreased approximately $61 million due to the sale of this business in April 2009. Included in the six months ended August 28, 2009 is approximately $12 million of net sales compared to approximately $73 million in the prior year six months.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $4.3 million from $15.7 million during the six months ended August 29, 2008 to $11.4 million for the six months ended August 28, 2009.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the six months ended August 28, 2009 and August 29, 2008 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2009	2008	2009	2008	2009	2008
Unit volume	5.1%	5.3%	3.9%	12.3%	4.7%	7.2%
Selling prices	2.1%	(2.6)%	1.9%	(7.9)%	2.1%	(4.0)%
Overall increase / (decrease)	7.3%	2.6%	5.9%	3.4%	6.9%	2.8%

During the six months ended August 28, 2009, combined everyday and seasonal greeting card sales less returns improved 6.9%, compared to the prior year six months, with increases coming from both everyday and seasonal cards. Overall unit volume and selling prices improved 4.7% and 2.1%, respectively. Net of the impact of the Papyrus and RPG acquisitions, overall greeting card sales less returns declined 0.5% as a result of a decrease in unit volume of 2.5% which more than offset a selling price improvement of 2.0%.

Everyday card sales less returns were up 7.3%, compared to the prior year six months, including increases in both unit volume and selling prices of 5.1% and 2.1%, respectively. Net of the impact of the Papyrus and RPG acquisitions, overall greeting card sales less returns decreased 0.8%, with a decline in unit volume of 2.8% more than offsetting a 2.0% improvement in selling prices. Increased selling prices were driven primarily by our North American Social Expression Products segment where higher priced technology cards are continuing to improve prices despite the mix shift towards the value line cards.

Seasonal card sales less returns increased 5.9%, with improvements in unit volume of 3.9% and selling prices of 1.9%, compared to the prior year six months. Net of the impact of the Papyrus and RPG acquisitions, overall sales less returns for seasonal greeting cards were essentially flat. Improvements of 2.0% in selling prices were offset by a decline in unit volume of 1.8%. The decrease in unit volume was driven primarily by the Mother’s Day program.

Expense Overview

During the current year, we experienced decreased costs as a result of exiting our retail stores, the realization of cost reduction actions taken in the fourth quarter of 2009 as well as favorable foreign currency translation impacts. Additionally, costs were lower in the current period compared to the prior year six months as the prior period included costs associated with the rollout of the new Canadian line of cards.

MLOPC for the six months ended August 28, 2009 were $320.4 million, a decrease from $363.5 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 41.7% in the current period compared to 44.6% for the six months ended August 29, 2008. The decrease of approximately $43 million is due to favorable spending and product mix of approximately $22 million and $4 million, respectively. Favorable volume variances due to the decreased sales volume in the current year and foreign currency translation impacts decreased MLOPC approximately $1 million and $16 million, respectively. The decreased spending is primarily attributable to lower scrap costs as well as lower costs associated with the conversion to our new Canadian line of cards, which unfavorably impacted prior year results. The favorable product mix is primarily due to a shift to higher margin card products versus non-card products.

SDM expenses for the six months ended August 28, 2009 were $249.7 million, decreasing from $305.3 million for the comparable period in the prior year. The decrease of approximately $56 million is due to lower spending of approximately $39 million and favorable foreign currency translation of approximately $17 million. The elimination of the operating costs of our retail stores due to the disposition of those stores during the first quarter of 2010 accounted for approximately all of the $39 million decrease as the prior year six months included approximately $40 million of store related expenses. Lower spending on supply chain costs, specifically freight and distribution costs, due to a decrease in units shipped, as well as reduced expenses in our licensing business were substantially offset by ongoing SDM expenses from our recent acquisitions.

Administrative and general expenses were $111.6 million for the six months ended August 28, 2009, a decrease from $119.7 million for the six months ended August 29, 2008. The decrease of $8.1 million is primarily related to the COLI benefit of approximately $7 million discussed above and favorable foreign currency translation of approximately $4 million partially offset by higher domestic profit-sharing plan expense of approximately $4 million due to the increased income in the current year period.

Other operating expense (income) – net was expense of $26.4 million for the six months ended August 28, 2009 compared to income of $0.8 million in the prior period. The current six months includes a preliminary loss of $28.3 million on the sale of our retail stores to Schurman partially offset by a gain of $0.6 million on the sale of our calendar product lines.

Interest expense for the six months ended August 28, 2009 was $13.7 million, up from $10.3 million in the prior year period. The increase of $3.4 million is attributable to interest on the new 7.375% notes and the $100 million term loan facility that were issued and drawn down, respectively, during the fourth quarter of 2009.

Other non-operating income – net was $2.3 million in the current year six months compared to $3.5 million for the six months ended August 29, 2008. The $1.2 million decrease in income is due primarily to less foreign exchange gains partially offset by reduced losses on the disposal of fixed assets in the current period compared to the prior year six months.

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

We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended		% Change	Six Months Ended		% Change
	August 28, 2009	August 29, 2008		August 28, 2009	August 29, 2008
Total revenue	$266,934	$243,036	9.8%	$585,714	$527,907	11.0%
Segment earnings	42,679	22,275	91.6%	117,045	64,281	82.1%

Total revenue of our North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, increased $23.9 million and $57.8 million for the three and six months ended August 28, 2009, respectively, compared to the prior year periods. The majority of the revenue improvement in both the three and six month periods is attributable to the RPG and Papyrus acquisitions. The current year three and six months include revenue of approximately $30 million and $59 million, respectively, from the acquisitions. These increases were partially offset by decreases in our gift packaging product lines, which more than offset improved net sales of our everyday and seasonal greeting cards in our core greeting card business.

Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $20.4 million and $52.8 million in the current year three and six months, respectively, compared to the prior year periods. The increase for both periods was driven by a combination of higher revenues, improved product mix due to a shift towards higher margin card products versus non-card products and the realization of the cost reduction initiatives put in place during the fourth quarter of 2009. An improved balance of card unit shipments compared to card unit net sales reduced supply chain, scrap and distribution costs in both the three and six month periods ended August 28, 2009 compared to the prior year periods. Also contributing to the increase in earnings in the six month period are the costs related to the new Canadian card line, which unfavorably impacted the prior year’s earnings.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended		% Change	Six Months Ended		% Change
	August 28, 2009	August 29, 2008		August 28, 2009	August 29, 2008
Total revenue	$45,754	$43,374	5.5%	$92,760	$91,288	1.6%
Segment earnings (loss)	1,887	(1,569)	—	2,220	204	—

Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $2.4 million, or 5.5%, for the three months ended August 28, 2009, due primarily to increased sales of non-card products. Total revenue for the six months ended August 28, 2009 increased $1.5 million, or 1.6%, due to improved sales of non-card products partially offset by lower sales of everyday cards. The improvement in non-card product sales is primarily attributable to new product introductions and the lower everyday card sales are primarily the result of a major customer bankruptcy in the second half of the prior year.

Segment earnings, excluding the impact of foreign exchange, increased from a loss of $1.6 million in the prior year quarter to income of $1.9 million in the current quarter. This increase is primarily the result of the cost reduction initiatives implemented during 2009 in addition to the anticipated recovery of customer accounts previously considered uncollectible and the higher sales in the period. Segment earnings, excluding the impact of foreign exchange, increased $2.0 million in the six months ended August 28, 2009 compared to the prior year six months. This increase is primarily the result of the cost reduction initiatives implemented during 2009 and the higher sales.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended		% Change	Six Months Ended		% Change
	August 28, 2009	August 29, 2008		August 28, 2009	August 29, 2008
Total revenue	$—	$34,586	(100.0)%	$11,727	$73,063	(83.9)%

Segment loss	—	(6,588)	100.0%	(34,830)	(9,939)	—

In April 2009, we sold our retail store assets to Schurman. As a result, the six months ended August 28, 2009 included results for the portion of the period that we operated the stores as well as the loss on disposition.

Total revenue, excluding the impact of foreign exchange, in our Retail Operations segment decreased $61.3 million for the six months ended August 28, 2009, compared to the prior year period due to the disposition.

Segment earnings, excluding the impact of foreign exchange, was a loss of $34.8 million in the six months ended August 28, 2009, compared to a loss of $9.9 million during the six months ended August 29, 2008. The segment loss for the current year included a $28 million preliminary loss on the disposition and approximately $2 million of severance expense as a result of the sale.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended		% Change	Six Months Ended		% Change
	August 28, 2009	August 29, 2008		August 28, 2009	August 29, 2008
Total revenue	$18,075	$20,334	(11.1)%	$36,709	$40,233	(8.8)%

Segment earnings (loss)	1,644	456	—	3,296	(879)	—

Total revenue of our AG Interactive segment for the three months ended August 28, 2009, excluding the impact of foreign exchange, was $18.1 million compared to $20.3 million in the prior year second quarter. Total revenue of our AG Interactive segment for the six months ended August 28, 2009, excluding the impact of foreign exchange, was $36.7 million compared to $40.2 million in the prior year six months. The decreased revenue in both periods is due primarily to lower advertising revenues in our online product group as market conditions continue to be challenging. At the end of the second quarter of both 2010 and 2009, AG Interactive had approximately 3.9 million online paid subscriptions.

Segment earnings, excluding the impact of foreign exchange, increased $1.2 million during the quarter ended August 28, 2009 compared to the prior year quarter. Segment earnings, excluding the impact of foreign exchange, increased $4.2 million in the six months ended August 28, 2009 from a loss of $0.9 million in the prior year six months to earnings of $3.3 million in the current year six months. The increase in both the three and six month periods ended August 28, 2009 compared to the prior year periods is primarily attributable to the cost reduction efforts taken towards the end of the prior fiscal year as well as less intangible asset amortization as a result of the impairment of intangible assets recorded in this segment during the prior year.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of August 29, 2008, has been included.

Operating Activities

Operating activities provided $84.2 million of cash during the six months ended August 28, 2009, compared to using $53.7 million in the prior year period.

Accounts receivable used $10.9 million of cash during the six months ended August 28, 2009, compared to $0.7 million of cash during the prior year period. Approximately $7 million of increased accounts receivable was due to the recent acquisitions. The remaining use of cash related to differences in the timing of cash collections and incentive credits issued to customers.

Inventory used $15.0 million of cash during the six months ended August 28, 2009, compared to $47.4 million in the prior year six months. Historically, the first half of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the fall and winter seasonal holidays. Over the past several years, this use of cash during the first half of the year has gradually declined though improved inventory management and the decline of the seasonal gift packaging product line. These trends continued in the current year. In addition, significant improvement in the management of everyday product has reduced these inventories in the current year period, a source of cash, which substantially offsets the seasonal inventory build.

Other current assets provided $12.3 million of cash from February 28, 2009, compared to a use of $1.0 million in the prior year six months. The current year cash generation is attributable to the use of trust assets to fund active medical claim expenses.

Deferred costs—net generally represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 28, 2009, amortization exceeded payments by $11.9 million; in the six months ended August 29, 2008, amortization exceeded payments by $14.7 million. See Note 9 to the consolidated financial statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $22.2 million of cash during the six months ended August 28, 2009, compared to $69.5 million in the prior year period. The change was attributable primarily to lower variable compensation payments during the current six months compared to the prior year six months due to our unfavorable financial results in fiscal 2009 compared to fiscal 2008. The current year six months also included an income tax refund received in the first quarter of 2010.

Investing Activities

Investing activities used $31.0 million of cash during the six months ended August 28, 2009, compared to $88.0 million in the prior year period. The use of cash in the current period is related to cash payments for business acquisitions as well as capital expenditures of $15.4 million. During fiscal 2010, we acquired the Papyrus brand and its related wholesale business division from Schurman. At the same time, we sold the assets of our Retail Operations segment to Schurman and acquired an equity interest in Schurman. Cash paid, net of cash acquired, was $14.0 million. Also, in fiscal 2010, we paid $5.3 million of acquisition costs related to RPG, which we acquired in the fourth quarter of 2009. Partially offsetting these uses of cash were proceeds of $3.1 million from the sale of our calendar product lines and $0.7 million from the sale of fixed assets.

The use of cash in the prior six months is related to cash payments for marketable securities and business acquisitions as well as capital expenditures of $28.5 million. During 2009, we purchased a card publisher and franchised distributor of greeting cards in the U.K. for $15.6 million and we acquired a majority of the debt securities of RPG for which we paid $44.2 million.

Financing Activities

Financing activities used $70.4 million of cash during the six months ended August 28, 2009, compared to providing $109.7 million during the six months ended August 29, 2008. The current year use of cash relates primarily to decreases in long-term debt borrowings of $54.8 million as well as share repurchases and dividend payments. During the six months ended August 28, 2009, $5.8 million was paid to repurchase approximately 1.5 million Class A common shares under our repurchase program. In addition, $0.4 million was paid to repurchase approximately 35,000 Class B common shares in accordance with our Amended and Restated Articles of Incorporation. We paid $9.6 million for dividends, which were declared in February 2009 and June 2009.

During 2009, cash provided by financing activities related primarily to increases in long-term and short-term debt borrowings of $148.6 million and $18.4 million, respectively. These sources of cash were partially offset by share repurchases and dividend payments to shareholders. During the six months ended August 29, 2008, $46.1 million was paid to repurchase approximately 3.1 million Class A common shares. We also paid quarterly dividends of $0.12 per common share, which totaled $11.7 million.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $440 million at August 28, 2009. This included our $350 million senior secured revolving credit facility and our $90 million accounts receivable securitization facility. At August 28, 2009, there were no borrowings under the accounts receivable facility, but $7.1 million outstanding under the revolving credit facility. In addition to these borrowings, we have, in the aggregate, $48.7 million outstanding under letters of credit, which reduces the total credit availability thereunder. The unused sources under both facilities, therefore, total approximately $384 million, but the total availability under the accounts receivable securitization facility is limited based on our eligible receivables outstanding. On September 23, 2009, the amended and restated receivables purchase agreement was further amended to decrease the available financing under the agreement from $90 million to $80 million. The amendment also extends the maturity date. See Note 10 to the consolidated financial statements for further information.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section of our Annual Report on Form 10-K for the year ended February 28, 2009 for further information.

Throughout fiscal 2010, we will continue to consider all options for capital deployment including growth options, capital expenditures, the opportunity to repurchase our own shares, or reducing our debt. To this end, in January 2009, we announced that our Board of Directors authorized the repurchase of up to $75 million of Class A common shares, that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Corporation deems appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. We also may from time to time seek to retire or purchase our debt outstanding through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise, including strategically repurchasing our 7.375% senior unsecured notes due in 2016 at a discount to par. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Please refer to the discussion of our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2009.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	our ability to successfully integrate acquisitions, including the recent acquisitions of Recycled Paper Greetings and the Papyrus brand;

•	our ability to successfully complete the sale of the Strawberry Shortcake and Care Bears properties;

•	our successful transition of the Retail Operations segment to its buyer, Schurman Fine Papers, and the ability to achieve the desired benefits associated with this and other dispositions;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	competitive terms of sale offered to customers;

•	the ability to comply with our debt covenants;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	the timing and impact of converting customers to a scan-based trading model;

•	escalation in the cost of providing employee health care;

•	our ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh that we may implement;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators, the ability to adapt to rapidly changing social media, and the ability to gain a leadership position in the digital photo sharing space.

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

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2009. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2009, the end of our preceding fiscal year, to August 28, 2009, the end of our most recent fiscal quarter.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed in our Form 10-Q for the quarter ended May 29, 2009, on May 6, 2009, American Greetings Corporation and its subsidiary, Those Characters From Cleveland, Inc. (“TCFC”), filed an action in the Cuyahoga County (Ohio) Court of Common Pleas against Cookie Jar Entertainment Inc. (“Cookie Jar”) and its affiliates, Cookie Jar Entertainment (USA) Inc. (formerly known as DIC Entertainment Corporation) (“DIC”), and Cookie Jar Entertainment Holdings (USA) Inc. (formerly known as DIC Entertainment Holdings, Inc.). In the complaint, American Greetings Corporation and TCFC seek to rescind a series of related agreements with Cookie Jar, including the July 20, 2008 Binding Letter Agreement between American Greetings Corporation and Cookie Jar (the “July 20, 2008 Binding Letter Agreement”) relating to the sale of the Strawberry Shortcake and Care Bears properties (the “Properties”) that was entered into in connection with the settlement of a 2008 lawsuit between the parties. American Greetings Corporation also seeks a declaratory judgment that it may terminate an October 2001 License Agreement between TCFC and DIC. In the alternative, American Greetings Corporation seeks damages for Cookie Jar’s breach of the July 20, 2008 Binding Letter Agreement in an amount in excess of $100,000,000. On May 7, 2009, Cookie Jar removed the case to the United States District Court for the Northern District of Ohio.

On May 6, 2009, Cookie Jar filed an action against American Greetings Corporation, TCFC, Mike Young Productions, LLC and MoonScoop SAS (“MoonScoop”) in the Supreme Court of the State of New York, County of New York. Mike Young Productions and MoonScoop were named as defendants in the action in connection with the binding term sheet between American Greetings Corporation and MoonScoop dated March 24, 2009 (the “MoonScoop Binding Agreement”), providing for the sale to MoonScoop of the Properties. In the complaint, Cookie Jar alleges that American Greetings Corporation and TCFC breached the July 20, 2008 Binding Letter Agreement. Cookie Jar also alleges that Mike Young Productions and MoonScoop tortiously interfered with Cookie

Jar’s business relationship with American Greetings Corporation and TCFC in relation to Cookie Jar’s rights under the July 20, 2008 Binding Letter Agreement. In addition, Cookie Jar alleges fraud and civil conspiracy against all defendants related to certain representations and actions taken by the defendants in relation to the July 20, 2008 Binding Letter Agreement. In its request for relief, Cookie Jar seeks damages in excess of $25,000,000.

On August 11, 2009, MoonScoop filed an action against American Greetings Corporation in the United States District Court for the Northern District of Ohio, alleging breach of contract and promissory estoppel relating to the MoonScoop Binding Agreement. The MoonScoop Binding Agreement specifically provided that MoonScoop’s right to acquire the Properties was subject to Cookie Jar’s superior right, pursuant to the July 20, 2008 Binding Letter Agreement, to match the terms of the transaction set forth in the MoonScoop Binding Agreement. On March 30, 2009, Cookie Jar delivered a notice to American Greetings that it had elected to match the MoonScoop Binding Agreement and acquire the Properties. Although Cookie Jar matched the MoonScoop Binding Agreement, Cookie Jar failed to consummate the acquisition. MoonScoop now seeks a declaratory judgment that MoonScoop has the right to acquire the Properties and to require American Greetings Corporation to sell the Properties or, in the alternative, requests an unspecified amount of damages.

In addition to the foregoing, we are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended August 28, 2009.

Period	Total Number of Shares Repurchased			Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
June 2009	Class A – Class B –	— 15,302	(3) (1)	$	— 9.62	— —	$46,578,874
July 2009	Class A – Class B –	— 500	(3) (1)	$	— 13.38	— —	$46,578,874
August 2009	Class A – Class B –	— 9,226	(3) (1) (2)	$	— 15.77	— —	$46,578,874
Total	Class A – Class B –	— 25,028	(3) (1) (2)			— —

(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.

(2)	Repurchases include Class B common shares that were tendered by employees to satisfy tax withholding obligations in connection with Class B common shares that were distributed from the employees’ accounts in the Corporation’s Executive Deferred Compensation Plan.
(3)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program. No repurchases were made in the current quarter under this program.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 26, 2009, at which the following proposals were put to a vote of shareholders of record as of May 1, 2009:

Proposal One – Election of Directors

The following were elected to Class II of our Board of Directors with a term expiring in 2012: Charles A. Ratner, Jerry Sue Thornton and Jeffrey Weiss.

Nominee	Votes For	Votes Withheld
Charles A. Ratner	44,051,606	20,909,991
Jerry Sue Thornton	63,547,471	1,414,126
Jeffrey Weiss	63,656,503	1,305,094

The following individuals are continuing Class III directors with a term expiring in 2010: Scott S. Cowen, William E. MacDonald, III and Zev Weiss.

The following individuals are continuing Class I directors with a term expiring 2011: Jeffrey D. Dunn, Michael J. Merriman and Morry Weiss.

Proposal Two – Approval of Amendment to the Company’s 2007 Omnibus Incentive Compensation Plan

The proposal to amend the Corporation’s 2007 Omnibus Incentive Compensation Plan was approved by the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
40,178,086	23,116,973	106,222	1,560,316

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

October 7, 2009

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)