Form 10-Q
period 2009-11-27
AMERICAN GREETINGS CORP
filed 2010-01-06
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 4, 2010, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common        36,256,457

Class B Common          3,232,238

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 27, 2009	November 28, 2008	November 27, 2009	November 28, 2008
Net sales	$431,512	$444,527	$1,189,428	$1,242,932
Other revenue	8,654	9,557	20,010	25,287

Total revenue	440,166	454,084	1,209,438	1,268,219

Material, labor and other production costs	204,997	223,214	525,414	586,668
Selling, distribution and marketing expenses	124,167	159,819	373,915	465,081
Administrative and general expenses	69,233	50,841	180,867	170,564
Goodwill and other intangible assets impairment	—	242,889	—	242,889
Other operating (income) expense – net	(575)	(491)	25,801	(1,329)

Operating income (loss)	42,344	(222,188)	103,441	(195,654)

Interest expense	6,331	6,634	19,989	16,973
Interest income	(299)	(947)	(1,564)	(2,835)
Other non-operating (income) expense – net	(1,827)	792	(4,160)	(2,726)

Income (loss) before income tax expense (benefit)	38,139	(228,667)	89,176	(207,066)

Income tax expense (benefit)	8,444	(35,356)	26,398	(29,385)

Net income (loss)	$29,695	$(193,311)	$62,778	$(177,681)

Earnings (loss) per share – basic	$0.75	$(4.25)	$1.59	$(3.75)

Earnings (loss) per share – assuming dilution	$0.75	$(4.25)	$1.59	$(3.75)

Average number of shares outstanding	39,391,399	45,460,385	39,469,293	47,343,640

Average number of shares outstanding – assuming dilution	39,755,233	45,460,385	39,495,247	47,343,640

Dividends declared per share	$0.12	$0.12	$0.24	$0.36

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) November 27, 2009	(Note 1) February 28, 2009	(Unaudited) November 28, 2008
ASSETS

Current assets
Cash and cash equivalents	$50,563	$60,216	$55,604
Trade accounts receivable, net	193,317	63,140	163,049
Inventories	176,161	202,601	244,918
Deferred and refundable income taxes	64,374	71,850	62,490
Assets held for sale	7,800	8,918	9,810
Prepaid expenses and other	147,631	158,610	179,898

Total current assets	639,846	565,335	715,769

Goodwill	38,177	26,871	56,965
Other assets	345,438	372,524	411,582
Deferred and refundable income taxes	169,566	178,785	166,269

Property, plant and equipment – at cost	882,546	944,489	951,905
Less accumulated depreciation	610,609	654,216	664,715

Property, plant and equipment – net	271,937	290,273	287,190

	$1,464,964	$1,433,788	$1,637,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$1,000	$750	$23,445
Accounts payable	86,835	117,504	135,002
Accrued liabilities	75,822	75,673	78,607
Accrued compensation and benefits	74,770	32,198	35,184
Income taxes payable	10,479	11,743	36,686
Other current liabilities	87,221	105,537	106,436

Total current liabilities	336,127	343,405	415,360

Long-term debt	355,974	389,473	425,184
Other liabilities	129,517	149,820	148,320
Deferred income taxes and noncurrent income taxes payable	31,935	21,901	17,229

Shareholders’ equity
Common shares – Class A	36,111	37,043	41,917
Common shares – Class B	3,232	3,499	3,495
Capital in excess of par value	456,478	449,085	447,958
Treasury stock	(946,569)	(938,086)	(918,826)
Accumulated other comprehensive loss	(35,824)	(67,278)	(48,334)
Retained earnings	1,097,983	1,044,926	1,105,472

Total shareholders’ equity	611,411	529,189	631,682

	$1,464,964	$1,433,788	$1,637,775

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 27, 2009	November 28, 2008
OPERATING ACTIVITIES:
Net income (loss)	$62,778	$(177,681)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Goodwill and other intangible assets impairment	—	242,889
Net loss on dispositions	27,671	—
Net loss on disposal of fixed assets	163	642
Depreciation and intangible assets amortization	34,121	37,732
Deferred income taxes	20,133	(32,726)
Other non-cash charges	7,096	8,053
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(124,205)	(115,086)
Inventories	17,703	(44,591)
Other current assets	16,948	9,538
Deferred costs – net	1,904	6,023
Accounts payable and other liabilities	7,309	(17,452)
Other – net	2,579	(1,505)

Total Cash Flows From Operating Activities	74,200	(84,164)

INVESTING ACTIVITIES:
Property, plant and equipment additions	(21,368)	(44,320)
Cash payments for business acquisitions, net of cash acquired	(19,300)	(15,625)
Proceeds from sale of fixed assets	886	278
Other – net	4,713	(44,153)

Total Cash Flows From Investing Activities	(35,069)	(103,820)

FINANCING ACTIVITIES:
Net (decrease) increase in long-term debt	(34,600)	181,891
Net increase in short-term debt	—	23,445
Sale of stock under benefit plans	3,683	494
Purchase of treasury shares	(11,826)	(51,190)
Dividends to shareholders	(14,327)	(17,116)

Total Cash Flows From Financing Activities	(57,070)	137,524

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,286	(17,436)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,653)	(67,896)

Cash and Cash Equivalents at Beginning of Year	60,216	123,500

Cash and Cash Equivalents at End of Period	$50,563	$55,604

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended November 27, 2009 and November 28, 2008

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

During the quarter ended November 27, 2009, the Corporation recorded charges totaling $5.9 million in connection with the wind down of the operations of Carlton México, S.A. de C.V. (“Carlton Mexico”). These charges include asset impairments, primarily inventory, accounts receivable and other current assets, and severance charges. See Note 16 for further information. There were no comparative amounts recorded in the prior year period.

During the quarter ended November 28, 2008, the Corporation recorded certain charges that do not have comparative amounts in the current year period. The impact to the prior quarter was additional expense of $246.8 million. The Corporation recorded estimated goodwill and other intangible assets impairments of $232.3 million and $10.6 million, respectively, in the International Social Expression Products and AG Interactive segments and fixed asset impairment charges of $3.9 million in the Retail Operations segment. The impairment charges for both the fixed assets and other intangible assets were recorded in accordance with Accounting Standards Codification (“ASC”) Topic 360 (“ASC 360”), “Property, Plant and Equipment.”

The Corporation has evaluated subsequent events occurring through January 6, 2010, the date upon which the consolidated financial statements were filed with the Securities and Exchange Commission (“SEC”).

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued ASC Topic 820, “Fair Value Measurements and Disclosures,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB deferred the effective date of ASC Topic 820 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. The Corporation adopted the guidance for non-financial assets and liabilities on March 1, 2009. See Note 13.

In December 2007, the FASB issued an update to ASC Topic 805 (“ASC 805”), “Business Combinations.” This update provides revised guidance on the recognition and measurement of the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. This update also expands required disclosures surrounding the nature and financial effects of business combinations. This update is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Corporation adopted this update on March 1, 2009. See Note 16.

In December 2007, the FASB issued ASC Topic 810 (“ASC 810”), “Consolidation,” which establishes accounting and reporting standards for noncontrolling interests (i.e. minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Under the standard, noncontrolling interests are considered equity and should be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. This guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Corporation adopted this standard on March 1, 2009. The adoption of this standard does not materially impact the Corporation’s financial statements.

In April 2008, the FASB issued an update to ASC Topic 350 (“ASC 350”), “Intangibles—Goodwill and Other.” This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of this updated guidance is to improve the consistency between the useful life of a recognized intangible asset under the original guidance within ASC 350 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles (“GAAP”). This update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this updated standard on March 1, 2009 did not materially impact the Corporation’s financial statements, but will require additional year-end disclosures.

In April 2009, the FASB issued an update to ASC Topic 825, “Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This update is effective for interim and annual periods ending after June 15, 2009, with early application permitted. The Corporation adopted this updated standard in the second quarter of 2010. Since this guidance only requires additional disclosures, adoption of the standard did not materially impact the Corporation’s financial statements. See Note 11.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events.” ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted this standard in the second quarter of 2010. The adoption of this standard did not materially impact the Corporation’s financial statements. See Note 1.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles,” which establishes the FASB ASC as the authoritative source of GAAP recognized by the FASB to be applied by nongovernmental entities. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. Since the ASC does not change existing GAAP, the Corporation’s adoption of this standard during the third quarter of 2010 did not have a material effect on its financial statements.

In June 2009, the FASB issued a new standard pertaining to the consolidation of a variable interest entity (“VIE”) that improves financial reporting by enterprises involved with VIEs and requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. This standard also eliminates the quantitative approach to determining whether a company is the primary beneficiary of a VIE previously required by FASB guidance. This statement is effective for the Corporation for all interim and annual periods after February 28, 2010. The Corporation is currently evaluating the impact that this standard will have on its financial statements, particularly the Corporation’s interest in

Schurman Fine Papers (“Schurman”), which, as described in Note 16, is a VIE as defined in ASC 810. Although the Corporation’s interest in Schurman is a significant variable interest, as described in Note 16, under the standard existing prior to the issuance of the new guidance on VIEs, it was determined that the Corporation is not the primary beneficiary of Schurman and as such, Schurman does not need to be consolidated into the Corporation’s results. If under the new standard it is determined that the Corporation has a controlling financial interest in Schurman, the Corporation will be required to consolidate Schurman’s operations into its results. The initial determination must be made in the Corporation’s first quarter of fiscal 2011 and such determination must be reevaluated in all interim and annual periods going forward. If the Corporation is required to consolidate Schurman, it could materially affect the Corporation’s results of operations and financial position as the Corporation would be required to include Schurman’s income or losses and assets and liabilities into the Corporation’s financial statements.

Note 4 – Other Income and Expense

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2009	November 28, 2008	November 27, 2009	November 28, 2008
Loss on disposition of retail stores	$—	$—	$28,333	$—
Loss (gain) on disposition of calendar product lines	90	—	(547)	—
Gain on disposition of candy product lines	(115)	—	(115)	—
Miscellaneous	(550)	(491)	(1,870)	(1,329)

Other operating (income) expense – net	$(575)	$(491)	$25,801	$(1,329)

In April 2009, the Corporation sold the rights, title and interest in certain of the assets of its retail store operations to Schurman and recognized a loss on disposition of $28.3 million. Also, in April 2009, the Corporation purchased the wholesale division of Schurman, which supplies Papyrus brand greeting cards primarily to leading specialty, mass, grocery and drug store channels. The Corporation also purchased an equity interest in Schurman. See Note 16 for further information. In July 2009, the Corporation sold its calendar product lines and recorded a gain of $0.5 million. In October 2009, the Corporation sold its candy product lines and recorded a gain of $0.1 million. Proceeds received from the sales of the calendar and candy product lines of $3.1 million and $1.6 million, respectively, are included in “Other-net” investing activities on the Consolidated Statement of Cash Flows.

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2009	November 28, 2008	November 27, 2009	November 28, 2008
Foreign exchange (gain) loss	$(1,485)	$1,207	$(2,690)	$(1,673)
Rental income	(207)	(275)	(955)	(1,087)
Miscellaneous	(135)	(140)	(515)	34

Other non-operating (income) expense – net	$(1,827)	$792	$(4,160)	$(2,726)

“Miscellaneous” includes, among other things, gains and losses on asset disposals and income/loss from debt and equity securities.

Note 5 – Earnings (Loss) Per Share

The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share-assuming dilution:

	Three Months Ended		Nine Months Ended
	November 27, 2009	November 28, 2008	November 27, 2009	November 28, 2008
Numerator (in thousands):
Net income (loss)	$29,695	$(193,311)	$62,778	$(177,681)

Denominator (in thousands):
Weighted average shares outstanding	39,391	45,460	39,469	47,344
Effect of dilutive securities:
Stock options and other	364	—	26	—

Weighted average shares outstanding – assuming dilution	39,755	45,460	39,495	47,344

Earnings (loss) per share	$0.75	$(4.25)	$1.59	$(3.75)

Earnings (loss) per share – assuming dilution	$0.75	$(4.25)	$1.59	$(3.75)

Approximately 4.1 million and 6.1 million stock options outstanding in the three and nine month periods ended November 27, 2009, respectively, were excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods. For the three and nine month periods ended November 28, 2008, all options outstanding (totaling approximately 6.8 million) were excluded from the computation of earnings per share-assuming dilution, as the effect would have been antidilutive due to the net loss in the period. Had the Corporation reported income for the respective periods, approximately 6.5 million and 6.0 million stock options outstanding in the three and nine month periods ended November 28, 2008, respectively, would have been excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

Note 6 – Comprehensive Income (Loss)

The Corporation’s total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2009	November 28, 2008	November 27, 2009	November 28, 2008
Net income (loss)	$29,695	$(193,311)	$62,778	$(177,681)

Other comprehensive income (loss):
Foreign currency translation adjustments	5,279	(39,544)	33,439	(70,800)
Pension and postretirement benefit adjustments, net of tax	(541)	288	(1,987)	82
Unrealized gain on securities, net of tax	—	633	2	1,140

Total comprehensive income (loss)	$34,433	$(231,934)	$94,232	$(247,259)

Note 7 – Trade Accounts Receivable, Net

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 27, 2009	February 28, 2009	November 28, 2008
Allowance for seasonal sales returns	$51,845	$47,121	$64,435
Allowance for outdated products	13,969	11,486	11,895
Allowance for doubtful accounts	3,690	5,006	4,280
Allowance for cooperative advertising and marketing funds	26,777	25,048	29,166
Allowance for rebates	49,081	45,774	50,100

	$145,362	$134,435	$159,876

Note 8 – Inventories

(In thousands)	November 27, 2009	February 28, 2009	November 28, 2008
Raw materials	$17,181	$20,741	$17,419
Work in process	7,403	7,068	8,839
Finished products	204,422	232,305	275,841

	229,006	260,114	302,099
Less LIFO reserve	79,506	86,025	84,883

	149,500	174,089	217,216
Display materials and factory supplies	26,661	28,512	27,702

	$176,161	$202,601	$244,918

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements totaled approximately $48 million, $34 million and $45 million as of November 27, 2009, February 28, 2009 and November 28, 2008, respectively.

Note 9 – Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of the Corporation’s goodwill during the nine months ended November 27, 2009, by segment, is as follows:

(In thousands)	North American Social Expression Products	International Social Expression Products	Total
Balance at February 28, 2009	$22,465	$4,406	$26,871
Acquisition related	10,709	—	10,709
Currency translation and other	—	597	597

Balance at November 27, 2009	$33,174	$5,003	$38,177

See Note 16 for further information on the increase in goodwill due to acquisitions.

At November 27, 2009, intangible assets subject to the amortization provisions of ASC 350, net of accumulated amortization and impairment charges, were $47.2 million.

The following table presents information about other intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	November 27, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives	$6,200	$—	$6,200
Patents	4,140	(3,386)	754
Trademarks	10,022	(8,398)	1,624
Artist relationships	19,180	(1,199)	17,981
Customer relationships	24,872	(10,405)	14,467
Other	18,424	(12,201)	6,223

	$82,838	$(35,589)	$47,249

A summary of the changes in the carrying amount of the Corporation’s other intangible assets during the nine months ended November 27, 2009, is as follows:

(In thousands)
Balance at February 28, 2009	$50,593
Purchase accounting adjustment related to Recycled Paper Greetings (“RPG”) acquisition	(5,110)
Intangible assets acquired in the transaction with Schurman	4,670
Amortization expense	(4,276)
Other additions	522
Currency translation	850

Balance at November 27, 2009	$47,249

The intangible assets with indefinite lives are the RPG and Papyrus trade names, estimated at approximately $5.2 million and $1.0 million, respectively. The intangible assets acquired in the transaction with Schurman primarily include the trade name and customer and vendor relationships. The weighted average amortization period for the intangible assets acquired in 2009 and 2010 is approximately 14 years. See Note 16 for further information.

Amortization expense for intangible assets totaled $4.3 million for the nine months ended November 27, 2009. Estimated annual amortization expense for the next five years will approximate $4.5 million in 2011, $4.3 million in 2012, $4.2 million in 2013, $3.6 million in 2014 and $2.9 million in 2015. The weighted average remaining amortization period is approximately 12 years.

Note 10 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	November 27, 2009	February 28, 2009	November 28, 2008
Prepaid expenses and other	$112,154	$107,596	$119,982
Other assets	245,578	273,311	294,883

Deferred cost assets	357,732	380,907	414,865

Other current liabilities	(50,252)	(55,877)	(61,180)
Other liabilities	(1,800)	(22,023)	(27,391)

Deferred cost liabilities	(52,052)	(77,900)	(88,571)

Net deferred costs	$305,680	$303,007	$326,294

The Corporation maintains an allowance for deferred costs related to supply agreements of $16.3 million, $30.9 million and $27.7 million at November 27, 2009, February 28, 2009 and November 28, 2008, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

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

On September 23, 2009, the amended and restated receivables purchase agreement was further amended. The amendment decreased the amount of available financing under the agreement from $90 million to $80 million and allows certain receivables to be excluded from the program in connection with the exercise of rights under insurance and other products that may be obtained from time to time by the Corporation or other originators that are designed to mitigate credit risks associated with the collection of accounts receivable. The amendment also extended the maturity date to September 21, 2012; provided, however, that in addition to customary termination provisions, the receivables purchase agreement will terminate upon termination of the liquidity commitments obtained by the purchaser groups from third party liquidity providers. Such commitments may be made available to the purchaser groups for 364-day periods only (initial 364-day period began on September 23, 2009), and there can be no assurances that the third party liquidity providers will renew or extend their commitments under the receivables purchase agreement. If that is the case, the receivables purchase agreement will terminate and the Corporation will not receive the benefit of the entire three-year term of the agreement.

Debt due within one year is as follows:

(In thousands)	November 27, 2009	February 28, 2009	November 28, 2008
Term loan facility	$1,000	$750	$—
Accounts receivable securitization facility	—	—	23,445

	$1,000	$750	$23,445

Long-term debt and their related calendar year due dates, net of unamortized discounts which totaled $24.9 million as of November 27, 2009, were as follows:

(In thousands)	November 27, 2009	February 28, 2009	November 28, 2008
7.375% senior notes, due 2016	$211,982	$211,440	$200,000
7.375% notes, due 2016	17,802	16,997	—
Term loan facility, due 2013	98,500	99,250	—
Revolving credit facility, due 2011	27,500	61,600	224,500
6.10% senior notes, due 2028	181	181	181
Other	9	5	503

	$355,974	$389,473	$425,184

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $220.8 million (at a carrying value of $230.0 million) at November 27, 2009.

At November 27, 2009, the balances outstanding on the term loan facility and revolving credit facility bear interest at a rate of approximately 1.8% and 0.9%, respectively. In addition to the balances outstanding under the aforementioned agreements, the Corporation has, in the aggregate, $48.7 million outstanding under letters of credit, which reduces the total credit availability thereunder.

At November 27, 2009, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 12 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2009	November 28, 2008	November 27, 2009	November 28, 2008
Service cost	$193	$245	$576	$725
Interest cost	2,304	2,286	6,872	6,886
Expected return on plan assets	(1,416)	(1,994)	(4,216)	(6,074)
Amortization of prior service cost	67	47	200	201
Amortization of actuarial loss	487	349	1,454	989

	$1,635	$933	$4,886	$2,727

	Postretirement Benefit
	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2009	November 28, 2008	November 27, 2009	November 28, 2008
Service cost	$593	$950	$1,778	$2,850
Interest cost	1,840	2,200	5,520	6,600
Expected return on plan assets	(1,028)	(1,250)	(3,083)	(3,750)
Amortization of prior service credit	(1,855)	(1,850)	(5,565)	(5,550)
Amortization of actuarial loss	598	1,075	1,793	3,225

	$148	$1,125	$443	$3,375

The Corporation has a profit-sharing plan with a 401(k) provision covering many of its United States employees. The profit-sharing plan expense for the nine month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end. In addition, the Corporation, at its discretion, matches a portion of 401(k) employee contributions. The profit-sharing plan expense for the nine months ended November 27, 2009 was $6.9 million. The matching contribution expenses recognized for the three and nine month periods ended November 27, 2009 were $1.2 million and $3.3 million, respectively. As of November 28, 2008, no expense was recorded as the Corporation did not expect to make profit-sharing or 401(k) matching contributions based on the 2009 operating results.

At November 27, 2009, February 28, 2009 and November 28, 2008, the liability for postretirement benefits other than pensions was $62.4 million, $58.2 million and $70.7 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At November 27, 2009, February 28, 2009 and November 28, 2008, the long-term liability for pension benefits was $53.5 million, $52.4 million and $32.2 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 13 – Fair Value Measurements

The Corporation adopted the applicable accounting guidance for fair value measurement for financial assets and liabilities on March 1, 2008 and for non-financial assets and liabilities on March 1, 2009. This guidance outlines a valuation framework, which requires use of the market approach, income approach and/or cost approach when measuring fair value and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. It also expands disclosure requirements to include the methods and assumptions used to measure fair value.

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

The following table summarizes the financial assets, measured at fair value on a recurring basis, as of the measurement date, November 27, 2009, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of November 27, 2009	Quoted prices in active markets for identical assets (Level 1)
Financial assets:
Active employees’ medical plan trust assets	$4,175	$4,175
Deferred compensation plan assets (1)	6,225	6,225

Total	$10,400	$10,400

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

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

Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. In accordance with ASC 360, assets held for sale related to the Corporation’s candy product lines with a carrying value of $2.5 million were written down to fair value of $1.5 million during the first quarter of 2010, resulting in an impairment charge of approximately $1 million, which is included in earnings for the nine months ended November 27, 2009. The sale of the candy product lines closed in the third quarter of 2010. See Note 4 for further information. The fair value of these assets held for sale was considered a Level 1 valuation as it was based on current bids obtained while the Corporation was actively marketing the assets, which primarily included inventory and fixed assets.

Note 14 – Long-Term Leases and Commitments

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the three and nine month periods ended November 27, 2009 and November 28, 2008 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2009	November 28, 2008	November 27, 2009	November 28, 2008
Gross rentals	$13,783	$11,392	$34,279	$35,615
Sublease rentals	(9,293)	(87)	(17,656)	(334)

Net rental expense	$4,490	$11,305	$16,623	$35,281

At November 27, 2009, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
Twelve months ending November 2010	$22,417
Twelve months ending November 2011	16,763
Twelve months ending November 2012	12,527
Twelve months ending November 2013	8,859
Twelve months ending November 2014	6,430
Later periods	16,442

83,438
Sublease rentals	(58,217)

Net rentals	$25,221

The majority of the sublease rentals in the table above are being paid by Schurman. These amounts relate to retail stores acquired by Schurman that are being conditionally subleased to Schurman. See Note 16 for additional information. The failure of Schurman to operate the retail stores successfully could have a material adverse effect on the Corporation, because if Schurman is not able to comply with its obligations under the subleases, the Corporation remains contractually obligated, as primary lessee, under those leases.

Note 15 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income (loss) before income tax expense (benefit) for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate was 22.1% and 29.6% for the three and nine months ended November 27, 2009, respectively, and 15.5% and 14.2% for the three and nine months ended November 28, 2008, respectively. The magnitude of the impact that discrete items have on the Corporation’s effective tax rate is dependent on the level of income in the period. The lower than statutory rate in the current periods is due primarily to the impact of the wind down of the Mexican operations (see Note 16) and the favorable settlement of audits in certain foreign jurisdictions. The lower rate in the prior year periods is primarily attributable to the goodwill impairment charge and its impact on the pretax loss in those periods as only a portion of the charge is deductible for tax purposes.

At November 27, 2009, the Corporation had unrecognized tax benefits of $39.5 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $24.3 million. During the third quarter of 2010, the Corporation’s unrecognized tax positions increased approximately $5 million due primarily to issues currently under audit by foreign taxing jurisdictions. It is reasonably possible that the Corporation’s unrecognized tax positions could decrease by approximately $6 million during the next twelve months due to anticipated settlements and resulting cash payments related to a foreign subsidiary currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. As of November 27, 2009, the Corporation recognized net expense of $0.5 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of November 27, 2009, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and refundable income taxes netted to a refundable of $1.0 million.

The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various foreign tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2004 to the present.

Note 16 – Business Segment Information

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2009	November 28, 2008	November 27, 2009	November 28, 2008
Total Revenue:
North American Social Expression Products	$329,953	$317,363	$920,771	$872,296
Intersegment items	—	(17,454)	(5,104)	(44,480)
Exchange rate adjustment	2,677	1,252	4,971	8,454

Net	332,630	301,161	920,638	836,270

International Social Expression Products	62,066	61,316	154,826	152,604
Exchange rate adjustment	14,642	17,252	31,384	60,248

Net	76,708	78,568	186,210	212,852

Retail Operations	—	36,766	11,727	109,829
Exchange rate adjustment	—	1,333	112	7,917

Net	—	38,099	11,839	117,746

AG Interactive	19,070	20,332	55,779	60,565
Exchange rate adjustment	407	343	1,040	1,643

Net	19,477	20,675	56,819	62,208

Non-reportable segments	11,185	15,581	33,546	39,143

Unallocated	166	—	386	—

	$440,166	$454,084	$1,209,438	$1,268,219

Segment Earnings (Loss):
North American Social Expression Products	$46,204	$46,114	$166,760	$130,545
Intersegment items	—	(12,554)	(3,511)	(32,704)
Exchange rate adjustment	1,717	(7)	2,999	1,823

Net	47,921	33,553	166,248	99,664

International Social Expression Products	7,765	(54,365)	9,985	(54,161)
Exchange rate adjustment	1,793	(21,230)	2,227	(20,787)

Net	9,558	(75,595)	12,212	(74,948)

Retail Operations	—	(9,624)	(34,830)	(19,563)
Exchange rate adjustment	—	81	(285)	(69)

Net	—	(9,543)	(35,115)	(19,632)

AG Interactive	1,254	(153,985)	4,550	(154,864)
Exchange rate adjustment	317	(6,829)	666	(6,250)

Net	1,571	(160,814)	5,216	(161,114)

Non-reportable segments	1,634	1,614	1,872	2,189

Unallocated	(22,522)	(19,895)	(61,042)	(59,005)
Exchange rate adjustment	(23)	2,013	(215)	5,780

Net	(22,545)	(17,882)	(61,257)	(53,225)

	$38,139	$(228,667)	$89,176	$(207,066)

Termination Benefits and Facility Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

On September 3, 2009, the Corporation made the determination to wind down the operations of Carlton Mexico, its subsidiary that distributes and merchandises greeting cards, gift wrap and related products for retail customers throughout Mexico. Going forward, the Corporation will continue to make products available to its customers by selling to a third party distributor who will sell to and service Carlton Mexico’s customers. The wind down will result in the closure of Carlton Mexico’s facility in Mexico City, Mexico, which is expected to occur during the remainder of the current fiscal year, and the elimination of approximately 170 positions.

In connection with the closure of this facility, the North American Social Expression Products segment recorded charges of approximately $6 million in asset impairments, primarily inventory, accounts receivable and other current assets, and severance charges during the three months ended November 27, 2009. The Corporation estimates that it will recognize an additional $6 million to $8 million in other related expenses, primarily currency translation adjustments, during the fourth quarter of fiscal 2010 and estimates that approximately $1 million to $2 million of the estimated total costs will result in cash expenditures.

The land and buildings at this facility and a manufacturing facility within the International Social Expression Products segment have been reclassified to “Assets held for sale” on the Consolidated Statement of Financial Position for all periods presented as both locations met the criteria to be classified as held for sale during the current quarter. Bids from third parties for the purchase of the land and buildings at both facilities exceed the current book values of these assets. Therefore, no adjustments to the carrying values were recorded in the current quarter.

During the nine months ended November 27, 2009, the Corporation recorded net severance expense of approximately $5 million. Approximately $1 million related to the wind down of the Corporation’s Mexican operations as discussed above. The remaining expense related to headcount reductions at several locations and the disposition of the stores in the Retail Operations segment. The balance of the severance accrual was $10.5 million, $14.2 million and $10.8 million at November 27, 2009, February 28, 2009 and November 28, 2008, respectively, and is included in “Accrued liabilities” on the Consolidated Statement of Financial Position.

Deferred Revenue

Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $33.9 million, $37.8 million and $33.3 million at November 27, 2009, February 28, 2009 and November 28, 2008, respectively. The amounts relate primarily to the Corporation’s AG Interactive segment due primarily to subscription revenue in that segment and the licensing business included in non-reportable segments due primarily to royalty advances received.

Acquisitions and Dispositions

As disclosed in Note 4, on April 17, 2009, the Corporation sold all rights, title and interest in certain of the assets of the Corporation’s Retail Operations segment for approximately $6.0 million in cash and Schurman’s assumption of certain liabilities related to the Retail Operations segment. The Corporation sold all 341 of its card and gift retail store assets to Schurman, which operates stores under the American Greetings, Carlton Cards and Papyrus brands. Under the terms of the transaction, the Corporation remains subject to certain of its store leases on a contingent basis by subleasing the stores to Schurman. Pursuant to the terms of the agreement, the Corporation also purchased from Schurman its Papyrus trademark and its wholesale business division, which supplies Papyrus brand greeting cards primarily to leading specialty, mass, grocery and drug store channels, in exchange for approximately $18.1 million in cash and the Corporation’s assumption of certain liabilities related to Schurman’s wholesale business. In addition, the Corporation agreed to provide Schurman limited credit support through the provision of a limited guarantee (“Liquidity Guarantee”) and a limited bridge guarantee (“Bridge Guarantee”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). The Corporation also purchased shares representing approximately 15% of the issued and outstanding equity interests in Schurman for approximately $1.9 million. The net cash paid of approximately $14.0 million related to this transaction, which has been accounted for in accordance with ASC 805, is included in “Cash payments for business acquisitions, net of cash acquired” in the Consolidated Statement of Cash Flows.

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

On April 17, 2009, the Corporation and Schurman also entered into a loan agreement pursuant to which the Corporation is providing Schurman with up to $10.0 million of subordinated financing (“Subordinated Credit Facility”) for an initial term of nineteen months, subject to up to three automatic one-year renewal periods (or partial-year, in the case of the last renewal), unless either party provides the appropriate written notice prior to the expiration of the applicable term. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. In addition, availability under the Subordinated Credit Facility will be limited as long as the Bridge Guarantee is in place to the difference between $10.0 million and the current maximum amount of the Bridge Guarantee. Borrowings under the Subordinated Credit Facility will be subordinate to borrowings under the Senior Credit Facility. The Subordinated Credit Facility provides affirmative and negative covenants and events of default customary for such financings. Based on the current amount of the Bridge Guarantee, there is no availability under the Subordinated Credit Facility at November 27, 2009.

In connection with the agreement, the Corporation and Schurman have also entered into several other ancillary agreements, including an inventory supply agreement, a marketing services agreement, a transition services agreement and a trademark licensing agreement.

Schurman is a VIE as defined in ASC 810. The Corporation’s interest in Schurman is a significant variable interest, but the Corporation is not the primary beneficiary. The Corporation performed a probability-based cash flow analysis to determine if it was the primary beneficiary. The factors that were considered in the analysis included the equity at risk, the amount of the VIE’s variability that the Corporation absorbs, guarantees of indebtedness, voting rights, power to direct the VIE and other factors. The Corporation’s maximum exposure to loss includes its investment in the equity of Schurman, its guarantee of Schurman’s indebtedness, loans from time to time outstanding under the Subordinated Credit Facility, trade accounts receivable due from Schurman and the operating leases currently subleased to Schurman. The Corporation’s investment in Schurman is included in “Other assets” on the Consolidated Statement of Financial Position.

Although the allocation of the purchase price has not yet been finalized, intangible assets, including trade name, customer relationships and vendor relationships, of approximately $5 million and inventory with a fair value of approximately $9 million have been recorded. Goodwill of approximately $5 million has also been recorded. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material. The Papyrus wholesale business as well as RPG, acquired in the fourth quarter of 2009, are included in the Corporation’s North American Social Expression Products segment.

The purchase accounting for the RPG acquisition has been completed during the third quarter. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of the acquisition. The following represents the updated purchase price allocation:

Purchase price (in millions):
Cash paid in fiscal 2009	$22.9
Cash paid in fiscal 2010	5.3
Fair market value of first lien debt securities	41.4
Fair market value of long-term debt issued	28.4
Cash acquired	(0.6)

$97.4

Allocation (in millions):
Current assets	$17.6
Property, plant and equipment	1.5
Other assets (including deferred tax assets)	24.2
Intangible assets	36.4
Goodwill	28.2
Liabilities assumed	(10.5)

$97.4

Included in the liabilities assumed in the table above is $4.3 million of accrued severance based on an approved detailed integration plan including the shutdown of RPG’s manufacturing and distribution facility as well as the elimination of certain redundant back office operations.

The first lien debt securities in the table above were acquired by the Corporation during the second quarter of 2009 for $44.2 million. The cash paid for this investment is included in “Other-net” investing activities for the nine months ended November 28, 2008, on the Consolidated Statement of Cash Flows.

Note 17 – Subsequent Event

On December 21, 2009, the Corporation entered into a strategic alliance with Amscan, Inc. (“Amscan”), a leading designer, manufacturer and distributor of party goods and accessories. Under this relationship, much of which will not be effective until March 2010, the Corporation sold certain assets, equipment and processes of the DesignWare party goods product lines for a purchase price of approximately $25 million. The sale will ultimately result in the closure of the Corporation’s Kalamazoo, Michigan facility.

The Corporation expects to incur non-cash asset impairment costs of approximately $10 million to $15 million and facility related cash closure costs, primarily severance. The Corporation expects to incur approximately $1.5 million of severance costs associated with the separation of non-union employees as a result of the Kalamazoo facility closing. The Corporation is unable to estimate at this time the employee termination costs, if any, associated with the separation of the bargaining unit employees at the facility. Manufacturing in the Kalamazoo facility will begin to phase out in early March and is expected to be completed on or before the end of April 2010. The timing of when the distribution activities at Kalamazoo will end is still under review and a plan is expected to be established by the end of February 2010.

In connection with the transaction, the Corporation also entered into various other agreements with Amscan and/or its affiliates, including a supply and distribution agreement and a licensing agreement. As a result of entering into the supply and distribution agreement and agreeing that Amscan will no longer be required to purchase party goods from the Corporation, the Corporation also received a warrant to purchase approximately 2% of the common stock of AAH Holdings Corporation, Amscan’s ultimate parent corporation.

Through this relationship, each company will sell both DesignWare and Amscan branded party goods. The Corporation will purchase its party goods products from Amscan and will continue to distribute party goods to various channels, including to its mass, drug, grocery and specialty retail customers. Amscan will have exclusive rights to manufacture and distribute party goods into various channels, including the party store channel.

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

Overview

Operating results in the third quarter showed significant improvement over the prior year primarily as a result of prior year impairment charges, the impact of the divestiture of our retail stores which occurred earlier this year and improvements in margins due to operating efficiencies. While total revenues were down approximately 3.1% to prior, the reduction is largely the result of the divestiture of the retail stores as the core greeting card product lines showed continued growth, driven by our recent acquisitions. Operating income of $42.3 million improved on the prior year by $264.5 million. Cash flow from operating activities in the current nine months has improved approximately $158 million compared to the prior year nine months.

Total revenues in the third quarter were down approximately $14 million to prior. The reduction is primarily the result of approximately $37 million of Retail Operations segment revenues in the prior year that were lost due to the divestiture and $3 million due to lower foreign currency rates, partially offset by improvements in our core greeting card revenues primarily driven by the recent acquisitions of Recycled Paper Greetings (“RPG”) and the wholesale business division of Schurman Fine Papers (“Schurman”) that supplies Papyrus brand cards to specialty, mass, grocery and drug store channels. Greeting card sales less returns were up approximately 2.6% to prior driven entirely by growth in pieces sold.

Operating income in the third quarter exceeded prior year by $264.5 million. The operating loss in the prior year included approximately $243 million of goodwill and intangible asset impairments in our International Social Expression Products and AG Interactive segments, approximately $5 million of operating losses and approximately $4 million of fixed asset impairments both in our Retail Operations segment and approximately $7 million of severance costs. Also, in the prior year period, the operating loss included a reduction of $11 million of variable compensation costs as it became apparent that we would not achieve the 2009 targets necessary to make variable compensation payouts. In the current third quarter our results include approximately $6 million of asset impairment and severance charges associated with the wind down of our Mexican operations. In addition, the current period operating income includes approximately $8 million of variable compensation expense, primarily associated with anticipated achievement at previously established compensation target levels that were approved under the Key Management Annual Incentive Plan, as well as anticipated profit-sharing and 401(k) matching contributions under our Retirement Profit Sharing and Savings Plan. The current period operating income also includes an additional expense of approximately $12 million, primarily relating to anticipated achievement at above target levels under our Key Management Annual Incentive Plan and our performance share award program, as it is probable, based on our current quarter operating results, that we will exceed target levels for the year. The remaining approximately $43 million of improvement is the result of margin growth due to improved product mix, operating efficiencies, lower raw material costs and reduced overhead.

The effective tax rate in the third quarter was 22.1%. This rate is substantially below the statutory rate primarily as a result of favorable impacts of the wind down of our Mexican operations and settlements with taxing authorities in foreign jurisdictions. In the prior year, the effective tax rate of 15.5% against an operating loss largely reflected the non-deductible nature of certain goodwill impairments.

In the current year, cash flow from operating activities improved approximately $158 million from the prior year nine months. Higher net income, combined with improved inventory management, has directly contributed to the improved cash flow generation.

Results of Operations

Three months ended November 27, 2009 and November 28, 2008

Net income was $29.7 million, or $0.75 per share, in the third quarter compared to a net loss of $193.3 million, or $4.25 per share, in the prior year third quarter (all per-share amounts assume dilution).

Our results for the three months ended November 27, 2009 and November 28, 2008 are summarized below:

(Dollars in thousands)	2009	% Total Revenue	2008	% Total Revenue
Net sales	$431,512	98.0%	$444,527	97.9%
Other revenue	8,654	2.0%	9,557	2.1%

Total revenue	440,166	100.0%	454,084	100.0%

Material, labor and other production costs	204,997	46.6%	223,214	49.1%
Selling, distribution and marketing expenses	124,167	28.2%	159,819	35.2%
Administrative and general expenses	69,233	15.7%	50,841	11.2%
Goodwill and other intangible assets impairment	—	0.0%	242,889	53.5%
Other operating income – net	(575)	(0.1%)	(491)	(0.1%)

Operating income (loss)	42,344	9.6%	(222,188)	(48.9%)

Interest expense	6,331	1.4%	6,634	1.5%
Interest income	(299)	(0.1%)	(947)	(0.2%)
Other non-operating (income) expense – net	(1,827)	(0.4%)	792	0.2%

Income (loss) before income tax expense (benefit)	38,139	8.7%	(228,667)	(50.4%)
Income tax expense (benefit)	8,444	1.9%	(35,356)	(7.8%)

Net income (loss)	$29,695	6.8%	$(193,311)	(42.6%)

For the three months ended November 27, 2009, consolidated net sales were $431.5 million, down from $444.5 million in the prior year third quarter. This 2.9%, or approximately $13 million, decrease was primarily the result of lower net sales in our Retail Operations segment of approximately $37 million as well as an unfavorable foreign currency translation impact of approximately $3 million. Also contributing to the decrease was our fixtures business, included in non-reportable segments, with lower net sales of approximately $3 million. These decreases were partially offset by higher net sales of approximately $30 million in our North American Social Expression Products segment.

Net sales of our North American Social Expression Products segment increased approximately $30 million. Greeting cards improved approximately $36 million, due primarily to the acquisitions of RPG and Papyrus. This increase was slightly offset by lower sales of calendars of approximately $3 million due to the disposition of those product lines as well as lower sales of approximately $3 million in Mexico as we began shutting down our operations in the current quarter there and are moving to a third party distribution business model going forward.

The sale of our retail stores in April 2009 accounted for approximately $37 million of the reduction in net sales quarter-over-quarter. There were no sales in our Retail Operations segment during the three months ended November 27, 2009.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $0.9 million from $9.6 million during the three months ended November 28, 2008 to $8.7 million for the three months ended November 27, 2009.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended November 27, 2009 and November 28, 2008 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2009	2008	2009	2008	2009	2008
Unit volume	5.6%	4.1%	(5.0%)	3.4%	2.8%	3.9%
Selling prices	(0.9%)	(1.6%)	1.8%	(6.8%)	(0.2%)	(3.0%)
Overall increase / (decrease)	4.6%	2.5%	(3.3%)	(3.7%)	2.6%	0.8%

During the third quarter, combined everyday and seasonal greeting card sales less returns improved 2.6% compared to the prior year quarter, including 2.8% unit growth offset by a 0.2% decrease in selling prices. The overall increase was driven by the RPG and Papyrus acquisitions.

Everyday card sales less returns for the current year three months were up 4.6% compared to the prior year quarter, with improvements in unit volume of 5.6% partially offset by decreases in selling prices of 0.9%. The increase in unit volume was primarily the result of the RPG and Papyrus acquisitions. Lower selling prices were a result of the continued shift to a higher mix of the value line cards, which more than offset the growth in higher priced technology and Papyrus cards.

Seasonal card sales less returns were down 3.3% during the three months ended November 27, 2009 including 5.0% lower unit volume partially offset by a 1.8% improvement in selling prices. The lower volume was primarily within the Christmas program, driven by the impact of actions taken to improve product yield.

Expense Overview

During the current quarter, we experienced decreased costs as a result of exiting our retail stores and the continued realization of benefits associated with cost reduction actions taken in the fourth quarter of 2009. Additionally, the prior year three months included goodwill and other long-lived asset impairment charges and severance charges associated with a workforce reduction effort.

Material, labor and other production costs (“MLOPC”) for the three months ended November 27, 2009 were $205.0 million, down $18.2 million from $223.2 million in the prior year three months. As a percentage of total revenue, these costs were 46.6% in the current period compared to 49.1% for the three months ended November 28, 2008. The decrease in MLOPC is due to favorable spending of approximately $8 million, a favorable volume variance of approximately $3 million due to the lower sales volumes and a favorable mix variance of approximately $4 million due to a general mix shift to higher margin products in the current quarter. The reduced spending was primarily the result of lower supply chain and raw material costs compared to the prior year period partially offset by approximately $4 million recorded as a result of the wind down of our Mexican operations. Foreign currency translation also had a favorable impact of approximately $3 million.

Selling, distribution and marketing (“SDM”) expenses for the three months ended November 27, 2009 were $124.2 million, decreasing from $159.8 million for the comparable period in the prior year. The elimination of the operating costs of our retail stores due to the disposition of those stores during the first quarter of 2010 accounted for approximately $29 million of the decreased spending. Lower expenses of approximately $3 million in our licensing business due to reduced agency fees in line with the lower royalty revenue in the period and overhead reductions also contributed to the favorable variance in the current quarter. The remaining $4 million of reduced spending is attributable to savings associated with the prior year cost reduction initiatives as well as lower supply chain costs, specifically freight and distribution costs, due to a reduction in units shipped compared to the prior year period.

Administrative and general expenses were $69.2 million for the three months ended November 27, 2009, an increase from $50.8 million for the three months ended November 28, 2008. The increase of $18.4 million is primarily related to an increase in variable compensation expense in the current quarter compared to the prior year three months. Included in the prior year three months was a reversal of variable compensation expense of $11 million as it became apparent that targets would not be achieved in fiscal 2009. The current year quarter includes variable compensation expense, including profit-sharing, 401(k) match and bonus, of approximately $8 million based on previously established 2010 compensation targets as well as additional expense of approximately $12 million as it is probable, based on our current quarter operating results, that we will exceed those targets for the year. These increases were partially offset by lower severance and bad debt expenses in the current quarter compared to the prior year three months as well as savings associated with prior year cost reduction initiatives.

During the three months ended November 28, 2008, a goodwill and other intangible assets impairment charge of $242.9 million was recorded as indicators emerged during that period that led us to conclude that an impairment test was required prior to the annual test. As a result, an impairment charge was recorded for a reporting unit in the International Social Expression Products segment, located in the United Kingdom (“U.K.”), and in our AG Interactive segment. The goodwill impairment charge recorded in the U.K. was $82.1 million, which represents the majority of the goodwill for this reporting unit. The goodwill and intangible asset impairment charges for the AG Interactive segment were $160.8 million, which included all of the goodwill for AG Interactive.

Interest expense for the three months ended November 27, 2009 was $6.3 million, down from $6.6 million for the prior year quarter. The decrease of $0.3 million is attributable to decreased borrowings on our revolving credit facility partially offset by increased borrowings on the new 7.375% notes and the $100 million term loan facility that were issued and drawn down, respectively, during the fourth quarter of 2009.

Other non-operating (income) expense – net was income of $1.8 million in the current year third quarter compared to expense of $0.8 million for the three months ended November 28, 2008. The $2.6 million increase from expense to income is due primarily to a swing from a foreign exchange loss in the prior year quarter to a gain in the current quarter.

The effective tax rate was 22.1% and 15.5% for the three months ended November 27, 2009 and November 28, 2008, respectively. The lower than statutory effective tax rate in the current quarter is primarily a result of favorable impacts of the wind down of our Mexican operations and settlements with taxing authorities in foreign jurisdictions. The lower effective tax rate in the prior quarter is due primarily to the goodwill impairment charge and its impact on the pretax loss in that period as only a portion of the charge was deductible for tax purposes.

Results of Operations

Nine months ended November 27, 2009 and November 28, 2008

Net income was $62.8 million, or $1.59 per share, in the nine months ended November 27, 2009 compared to a net loss of $177.7 million, or $3.75 per share, in the prior year nine months.

Our results for the nine months ended November 27, 2009 and November 28, 2008 are summarized below:

(Dollars in thousands)	2009	% Total Revenue	2008	% Total Revenue
Net sales	$1,189,428	98.3%	$1,242,932	98.0%
Other revenue	20,010	1.7%	25,287	2.0%

Total revenue	1,209,438	100.0%	1,268,219	100.0%

Material, labor and other production costs	525,414	43.4%	586,668	46.3%
Selling, distribution and marketing expenses	373,915	30.9%	465,081	36.7%
Administrative and general expenses	180,867	15.0%	170,564	13.4%
Goodwill and other intangible assets impairment	—	0.0%	242,889	19.1%
Other operating expense (income) – net	25,801	2.1%	(1,329)	(0.1%)

Operating income (loss)	103,441	8.6%	(195,654)	(15.4%)

Interest expense	19,989	1.6%	16,973	1.3%
Interest income	(1,564)	(0.1%)	(2,835)	(0.2%)
Other non-operating income – net	(4,160)	(0.3%)	(2,726)	(0.2%)

Income (loss) before income tax expense (benefit)	89,176	7.4%	(207,066)	(16.3%)
Income tax expense (benefit)	26,398	2.2%	(29,385)	(2.3%)

Net income (loss)	$62,778	5.2%	$(177,681)	(14.0%)

For the nine months ended November 27, 2009, consolidated net sales were $1.19 billion, down from $1.24 billion in the prior year nine months. This 4.3%, or approximately $54 million, decrease was primarily the result of lower net sales in our Retail Operations segment of approximately $98 million, unfavorable foreign currency translation of approximately $41 million and a decrease in our AG Interactive segment of approximately $5 million. These decreases were partially offset by higher net sales in our North American Social Expression Products segment of approximately $88 million and increased net sales in our International Social Expression Products segment of approximately $2 million due to improved sales of gifting and other non-card products.

Net sales of our North American Social Expression Products segment increased approximately $88 million compared to the prior year nine months. Greeting cards improved approximately $112 million, due primarily to the acquisitions of RPG and Papyrus. This increase was partially offset by lower accessories sales of approximately $21 million, including gift packaging, calendars and party goods, as well as lower sales of approximately $3 million in Mexico as we began winding down our operations there in the current quarter.

Net sales of our Retail Operations segment decreased approximately $98 million due to the sale of this business in April 2009. Approximately $12 million of sales is included in the nine months ended November 27, 2009 compared to approximately $110 million of sales in the prior year nine months.

Net sales of our AG Interactive segment decreased approximately $5 million compared to the nine months ended November 28, 2008. The decrease is due primarily to lower e-commerce revenue in our digital photography product group and lower advertising revenue in our online product group, as market conditions continue to be challenging, partially offset by increased subscription revenue in our online product group.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $5.3 million from $25.3 million during the nine months ended November 28, 2008 to $20.0 million in the nine months ended November 27, 2009.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the nine months ended November 27, 2009 and November 28, 2008 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2009	2008	2009	2008	2009	2008
Unit volume	5.2%	6.0%	1.1%	9.6%	4.1%	7.0%
Selling prices	1.1%	(2.7%)	2.2%	(7.6%)	1.4%	(4.0%)
Overall increase / (decrease)	6.4%	3.2%	3.3%	1.2%	5.5%	2.6%

During the nine months ended November 27, 2009, combined everyday and seasonal greeting card sales less returns improved 5.5%, compared to the prior year nine months, with increases coming from both everyday and seasonal cards. Overall unit volume and selling prices improved 4.1% and 1.4%, respectively. The overall increase was driven by the RPG and Papyrus acquisitions.

Everyday card sales less returns were up 6.4%, compared to the prior year nine months, as a result of increases in both unit volume and selling prices of 5.2% and 1.1%, respectively. The increase in unit volume was primarily the result of the RPG and Papyrus acquisitions. Increased selling prices were driven primarily by our North American Social Expression Products segment where higher priced technology and Papyrus cards are continuing to improve prices despite the mix shift towards the value line cards.

Seasonal card sales less returns increased 3.3%, with improvements in both unit volume of 1.1% and selling prices of 2.2%, compared to the prior year nine months. The unit volume improvement was due to strong Easter and Father’s Day seasons as well as the acquisitions of RPG and Papyrus, partially offset by lower unit volume in the Christmas program due to the impact of actions taken to improve product yield.

Expense Overview

During the current year period, we experienced decreased costs as a result of exiting our retail stores, the continued realization of benefits associated with cost reduction actions taken in the fourth quarter of 2009 and favorable foreign currency translation impacts. Additionally, the prior year nine months included goodwill and other long-lived asset impairment charges and severance charges associated with a workforce reduction effort.

MLOPC for the nine months ended November 27, 2009 were $525.4 million, a decrease from $586.7 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 43.4% in the current period compared to 46.3% for the nine months ended November 28, 2008. The decrease of $61.3 million is due to favorable spending and product mix of approximately $30 million and $9 million, respectively, primarily attributable to improved yield from lower supply chain and scrap costs and a mix shift towards higher margin products. Volume variances due to the decreased sales volume in the current year period and foreign currency translation impacts decreased MLOPC approximately $3 million and $19 million, respectively. These decreases were partially offset by approximately $4 million recorded as a result of the wind down of our Mexican operations. The prior year nine months included approximately $5 million of costs associated with the conversion to our new Canadian line of cards.

Selling, distribution and marketing expenses for the nine months ended November 27, 2009 were $373.9 million, decreasing from $465.1 million for the comparable period in the prior year. The decrease of $91.2 million is due to lower spending of approximately $73 million and favorable foreign currency translation of approximately $18 million. The elimination of the operating costs of our retail stores due to the disposition of those stores during the first quarter of 2010 accounted for approximately all of the $73 million decrease as the prior year nine months included approximately $69 million of store related expenses and fixed asset impairment charges. Reduced spending on supply chain costs, specifically freight and distribution costs, due to a decrease in units shipped, as well as less expenses in our licensing business were substantially offset by ongoing SDM expenses from our recent RPG and Papyrus acquisitions. The lower expenses in our licensing business are attributable to overhead reductions and less agency fees in line with the decrease in royalty revenue in the period.

Administrative and general expenses were $180.9 million for the nine months ended November 27, 2009, an increase from $170.6 million for the nine months ended November 28, 2008. The $10.3 million increase is driven by variable compensation expense, including bonus, profit-sharing and 401(k) match, which is approximately $32 million higher in the current year period. The prior year nine months included a marginal amount of variable compensation expense as it became apparent that we would not achieve targets for fiscal 2009. The current year nine months includes variable compensation expense based on previously established 2010 compensation targets as well as an additional expense of approximately $12 million as it is probable, based on our current quarter operating results, that we will exceed those targets for the year. This increase was partly offset by a corporate-owned life insurance benefit of approximately $10 million due to higher than average death benefit income reported by our third party administrators, favorable foreign currency translation of approximately $5 million, lower bad debt expense of approximately $3 million and savings from prior year cost reduction initiatives.

During the prior year period, a goodwill and other intangible assets impairment charge of $242.9 million was recorded as indicators emerged during that period that led us to conclude that an impairment test was required prior to the annual test. As a result, an impairment charge was recorded for a reporting unit in the International Social Expression Products segment, located in the U.K., and in our AG Interactive segment. The goodwill impairment charge recorded in the U.K. was $82.1 million, which represents the majority of the goodwill for this reporting unit. The goodwill and intangible asset impairment charges for the AG Interactive segment were $160.8 million, which included all of the goodwill for AG Interactive.

Interest expense for the nine months ended November 27, 2009 was $20.0 million, up from $17.0 million for the prior year period. The increase of $3.0 million is attributable to increased borrowings on the new 7.375% notes and the $100 million term loan facility that were issued and drawn down, respectively, during the fourth quarter of 2009. These increases were partially offset by decreased borrowings on our revolving credit facility.

Other non-operating income – net was $4.2 million in the current year nine months compared to $2.7 million for the nine months ended November 28, 2008. The $1.5 million increase in income is due primarily to increased foreign exchange gains in the current period.

The effective tax rate was 29.6% and 14.2% for the nine months ended November 27, 2009 and November 28, 2008, respectively. The lower than statutory rate in the current nine months is primarily a result of favorable impacts of the wind down of our Mexican operations and settlements with taxing authorities in foreign jurisdictions. The lower effective tax rate in the prior year nine months is primarily related to the goodwill impairment and its impact on the pretax loss in that period as only a portion of the charge was deductible for tax purposes.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification Topic 280, “Segment Reporting,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. The AG Interactive segment distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The AG Interactive segment also offers online photo sharing space and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books.

We review segment results using consistent exchange rates between periods to eliminate the impact of foreign currency fluctuations.

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	27, 2009	28, 2008		27, 2009	28, 2008
Total revenue	$329,953	$299,909	10.0%	$915,667	$827,816	10.6%
Segment earnings	46,204	33,560	37.7%	163,249	97,841	66.9%

Total revenue of our North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, increased $30.0 million and $87.9 million for the three and nine months ended November 27, 2009, respectively, compared to the three and nine months ended November 28, 2008. The majority of the revenue improvement for both the three and nine month periods is attributable to higher sales of greetings cards, primarily the result of the RPG and Papyrus acquisitions. Both the three and nine month periods include the impact of lower revenue from our Mexican operations of approximately $3 million as we move to a third party distribution business model. In the nine month period, the increased net sales of greeting cards were partially offset by lower sales in our gift packaging, calendar and party goods product lines.

Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $12.6 million and $65.4 million in the current three and nine months, respectively, compared to the prior year periods. The increase was driven by a combination of higher revenues, improved product mix due to a shift towards higher margin card products versus non-card products, lower raw material costs and the continued realization of the overhead cost reduction initiatives put in place during the fourth quarter of 2009. An improved balance of card unit shipments compared to card unit net sales reduced supply chain, scrap and distribution costs. Also contributing to the increase in earnings is the conversion to the new Canadian card line, which unfavorably impacted the prior year’s earnings for the nine months ended November 28, 2008. Partially offsetting these improvements were higher variable compensation costs in both the three and nine month periods compared to the prior year periods.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	27, 2009	28, 2008		27, 2009	28, 2008
Total revenue	$62,066	$61,316	1.2%	$154,826	$152,604	1.5%
Segment earnings (loss)	7,765	(54,365)	114.3%	9,985	(54,161)	118.4%

Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $0.8 million, or 1.2%, and $2.2 million, or 1.5%, for the three and nine months ended November 27, 2009, respectively, compared to the three and nine months ended November 28, 2008. The revenue improvement in both the three and nine month periods is primarily attributable to improved sales of non-card products as a result of new product introductions partially offset by lower everyday card sales as a result of certain retail customer bankruptcies in the previous twelve months.

Segment earnings, excluding the impact of foreign exchange, increased from a loss of $54.4 million in the prior year quarter to income of $7.8 million in the current quarter. Segment earnings, excluding the impact of foreign exchange, increased $64.1 million from a loss of $54.2 million in the nine months ended November 28, 2008 to earnings of $10.0 million during the current year nine months. The increase in both the three and nine month periods is primarily the result of the goodwill impairment charge of approximately $59 million (approximately $82 million reported above less approximately $23 million of foreign currency based on the consistent exchange rates utilized for segment reporting purposes) that was recorded during the three months ending November 28, 2008. The remaining increase is attributable to the cost reduction initiatives implemented during 2009, higher sales in the current year periods and charges taken in the prior year quarter as a result of the bankruptcy of a major customer.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	27, 2009	28, 2008		27, 2009	28, 2008
Total revenue	$—	$36,766	(100.0%)	$11,727	$109,829	(89.3%)
Segment loss	—	(9,624)	100.0%	(34,830)	(19,563)	(78.0%)

In April 2009, we sold our retail store assets to Schurman. As a result, the nine months ended November 27, 2009 included results for the portion of the period that we operated the stores as well as the loss on disposition.

Total revenue, excluding the impact of foreign exchange, in our Retail Operations segment decreased $98.1 million for the nine months ended November 27, 2009, compared to the prior year period due to the disposition.

Segment earnings, excluding the impact of foreign exchange, was a loss of $34.8 million in the nine months ended November 27, 2009, compared to a loss of $19.6 million during the nine months ended November 28, 2008. The segment loss for the current year included a $28 million loss on the disposition and approximately $1 million of severance expense as a result of the disposition of the stores.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	27, 2009	28, 2008		27, 2009	28, 2008
Total revenue	$19,070	$20,332	(6.2%)	$55,779	$60,565	(7.9%)
Segment earnings (loss)	1,254	(153,985)	100.8%	4,550	(154,864)	102.9%

Total revenue of our AG Interactive segment for the three months ended November 27, 2009, excluding the impact of foreign exchange, was $19.1 million compared to $20.3 million in the prior year third quarter. Total revenue of our AG Interactive segment for the nine months ended November 27, 2009, excluding the impact of foreign exchange, was $55.8 million compared to $60.6 million in the prior year nine months. The decreased revenue in both periods is due primarily to lower e-commerce revenue in our digital photography product group and lower advertising revenue in our online product group, as market conditions continue to be challenging, partially offset by increased subscription revenue in our online product group. At the end of the third quarter of 2010, AG Interactive had approximately 3.9 million online paid subscriptions versus 4.0 million at the prior year quarter end.

Segment earnings, excluding the impact of foreign exchange, increased from a loss of $154.0 million during the quarter ended November 28, 2008 to earnings of $1.3 million in the three months ended November 27, 2009. Segment earnings, excluding the impact of foreign exchange, was $4.6 million in the nine months ended November 27, 2009 compared to a loss of $154.9 million during the prior year nine months. The increase in both the three and nine month periods ended November 27, 2009 compared to the prior year periods is primarily attributable to the goodwill and intangible asset impairments of approximately $154 million (approximately $161 million reported above less approximately $7 million of foreign currency based on the consistent exchange rates utilized for segment reporting purposes). Also contributing to the increases in both periods are the cost reduction efforts taken towards the end of the prior fiscal year and less intangible asset amortization expense as a result of the intangible asset impairment recorded during the prior year period. Partially offsetting these increases were the lower revenues in the current year three and nine month periods as well as additional marketing expenses in the current period.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of November 28, 2008, has been included.

Operating Activities

Operating activities provided $74.2 million of cash during the nine months ended November 27, 2009, compared to using $84.2 million of cash in the prior year period.

Other non-cash charges were $7.1 million for the nine months ended November 27, 2009, compared to $8.1 million in the prior year period. The current year period included $1.0 million of fixed asset impairment charges recorded to properly reflect the candy product lines at their estimated fair value based on the anticipated sale of those product lines. The current nine months also included $1.3 million of discount amortization associated with the notes issued in February 2009 in connection with the RPG acquisition. The prior year period included $3.9 million of fixed asset impairment charges in our Retail Operations segment.

Inventory provided $17.7 million of cash for the nine months ended November 27, 2009, compared to using $44.6 million during the nine months ended November 28, 2008. Historically, the first three-quarters of our fiscal year is a period of inventory build, and thus a use of cash, in preparation of the winter seasonal holidays. During the current year, this use of cash declined substantially through improved inventory planning and management as well as the continued decline in demand of the seasonal gift packaging product line. In addition, significant improvement in the management of everyday product, primarily in our North American Social Expression Products segment, has reduced these inventories in the current year period, thus providing a source of cash. The divestiture of the Retail Operations segment also contributed to the improved cash flow as the prior nine month period included a period of inventory build, primarily seasonal gifting items, in preparation of the winter seasonal holidays.

Other current assets provided $16.9 million of cash from February 28, 2009, compared to $9.5 million in the prior year nine months. The current year cash generation is attributable to the use of trust assets to fund active medical claim expenses. The prior year cash inflow is attributable to a receivable recorded as part of the termination of several long-term supply agreements in fiscal 2007. The majority of the receivable was collected in the fourth quarter of 2007 and the balance was received in the nine months ended November 28, 2008.

Deferred costs—net generally represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 27, 2009, amortization exceeded payments by $1.9 million; in the nine months ended November 28, 2008, amortization exceeded payments by $6.0 million. See Note 10 to the consolidated financial statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities provided $7.3 million of cash during the nine months ended November 27, 2009 compared to using $17.5 million in the prior year period. The change was attributable primarily to the difference in variable compensation payments and accruals in the nine months ended November 27, 2009 compared to the nine months ended November 28, 2008. In the prior year period, the nine months included the payment of variable compensation from the year ended February 29, 2008, plus a minimal accrual at November 28, 2008 due to the expectation that 2009 targets would not be met, thus a large use of cash in the prior year period. In the current year, the nine months include minimal cash payments related to the year end February 28, 2009, as targets were not met, plus larger than normal accruals at November 27, 2009 as it is probable, based on our current quarter operating results, that we will exceed our previously established compensation targets for the year, thus a large source of cash.

Investing Activities

Investing activities used $35.1 million of cash during the nine months ended November 27, 2009, compared to $103.8 million in the prior year period. The use of cash in the current period is related to cash payments for business acquisitions as well as capital expenditures of $21.4 million. During fiscal 2010, we acquired the Papyrus brand and its related wholesale business division from Schurman. At the same time, we sold the assets of our Retail Operations segment to Schurman and acquired an equity interest in Schurman. Cash paid, net of cash acquired, was $14.0 million. Also, in fiscal 2010, we paid $5.3 million of acquisition costs related to RPG, which we acquired in the fourth quarter of 2009. Partially offsetting these uses of cash were proceeds of $4.7 million from the sale of our calendar and candy product lines and $0.9 million from the sale of fixed assets.

The use of cash in the prior nine months is related to cash payments for marketable securities and business acquisitions as well as capital expenditures of $44.3 million. During 2009, we purchased a card publisher and franchised distributor of greeting cards in the U.K. for $15.6 million and we acquired a majority of the debt securities of RPG for which we paid $44.2 million.

Financing Activities

Financing activities used $57.1 million of cash during the nine months ended November 27, 2009, compared to providing $137.5 million during the nine months ended November 28, 2008. The current year use of cash relates primarily to net repayments of long-term debt borrowings of $34.6 million as well as share repurchases and dividend payments. During the nine months ended November 27, 2009, $5.8 million was paid to repurchase approximately 1.5 million Class A common shares under our repurchase program. In addition to the repurchases under the Class A common share repurchase program, $6.0 million was paid to repurchase approximately 0.3 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. We paid $14.3 million for dividends, which were declared in February 2009, June 2009 and September 2009.

During 2009, cash provided by financing activities related primarily to increases in long-term and short-term debt borrowings of $181.9 million and $23.4 million, respectively, partially offset by share repurchases and dividend payments to shareholders. During the nine months ended November 28, 2008, $51.0 million was paid to repurchase approximately 3.4 million shares under our repurchase program and $0.2 million was paid to repurchase less than 10,000 Class B common shares in accordance with our Amended and Restated Articles of Incorporation. We also paid quarterly dividends of $0.12 per common share, which totaled $17.1 million.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $430 million at November 27, 2009. This included our $350 million senior secured revolving credit facility and our $80 million accounts receivable securitization facility. At November 27, 2009, there were no borrowings under the accounts receivable facility, but $27.5 million outstanding under the revolving credit facility. In addition to these borrowings, we have, in the aggregate, $48.7 million outstanding under letters of credit, which reduces the total credit availability thereunder. The unused sources under both facilities, therefore, total approximately $354 million, but the total availability under the accounts receivable securitization facility is limited based on our eligible receivables outstanding.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	our ability to achieve both the desired benefits from the strategic alliance with Amscan as well as ensuring a seamless transition for affected retail customers and consumers;

•	our ability to successfully integrate acquisitions, including the recent acquisitions of RPG and the Papyrus brand;

•	our ability to successfully complete the sale of the Strawberry Shortcake and Care Bears properties;

•	our successful transition of the Retail Operations segment to its buyer, Schurman Fine Papers, and the ability to achieve the desired benefits associated with this and other dispositions;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	competitive terms of sale offered to customers;

•	the ability to comply with our debt covenants;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	the timing and impact of converting customers to a scan-based trading model;

•	escalation in the cost of providing employee health care;

•	our ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh that we may implement;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	the impact of recent accounting pronouncements;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators, the ability to adapt to rapidly changing social media and the ability to gain a leadership position in the digital photo sharing space.

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

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2009. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2009, the end of our preceding fiscal year, to November 27, 2009, the end of our most recent fiscal quarter.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended February 28, 2009, on March 20, 2009 a shareholder derivative complaint was filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the Electrical Workers Pension Fund, Local 103, I.B.E.W., against certain of our current and former officers and directors. The suit alleges that the named parties breached their fiduciary duties to American Greetings Corporation by, among other things, backdating stock options granted to our officers and directors, accepting backdated options and/or causing American Greetings Corporation to file false and misleading financial statements. The suit seeks an unspecified amount of damages from the named parties and modifications to our corporate governance policies. On April 16, 2009, the individual defendants removed the matter to the United States District Court for the Northern District of Ohio, Eastern Division. The plaintiff has filed a motion to remand the case to state court. Oral arguments on the plaintiff’s motion to remand are expected to be held in mid to late January 2010. Management continues to believe the allegations made in the complaint are without merit and continues to vigorously defend this action. We currently do not believe that the impact of this lawsuit, if any, will have a material adverse effect on our financial position, liquidity or results of operations. We currently believe that any liability will be covered by insurance coverage available with financially viable insurance companies, subject to self-insurance retentions and customary exclusions, conditions, coverage gaps, and policy limits, as well as insurer solvency.

As previously disclosed in our Quarterly Reports on Forms 10-Q for the first and second quarters of fiscal 2010, American Greetings Corporation and its subsidiary, Those Characters From Cleveland, Inc. (“TCFC”), are parties to three separate proceedings involving Cookie Jar Entertainment Inc. (“Cookie Jar”), Cookie Jar Entertainment (USA) Inc. (formerly known as DIC Entertainment Corporation), Cookie Jar Entertainment Holdings (USA) Inc. (formerly known as DIC Entertainment Holdings, Inc.), Mike Young Productions, LLC, and MoonScoop SAS, involving our Strawberry Shortcake and Care Bears properties. On November 3, 2009, in the case pending in the United States District Court for the Northern District of Ohio that was brought by American Greetings Corporation and TCFC against Cookie Jar and its affiliates, the Court denied Cookie Jar’s motions to dismiss and a motion to transfer venue. On November 18, 2009, in the case pending in the Supreme Court of the State of New York, County of New York that was brought against American Greetings Corporation and TCFC by Cookie Jar, the court granted American Greetings Corporation’s motion to stay the action, and on December 10, 2009, Cookie Jar filed a notice of appeal to the Supreme Court of the State of New York, Appellate Division. We believe that the allegations in the lawsuits against American Greetings Corporation and TCFC are without merit and intend to defend the actions vigorously.

On August 6, 2008, RPG Investment Holdings, LLC (“RPGI”), the former indirect parent company of RPG, sued American Greetings Corporation in the United States District Court for the Northern District of Illinois. The complaint alleges breach of contract and tortious interference with contractual and beneficial relations, based on a confidentiality agreement entered into between American Greetings Corporation and RPGI in May 2008, and American Greetings Corporation’s subsequent purchase of certain debt of RPG held by the third parties, and it seeks injunctive relief (which has been denied) and damages, which are unspecified in the complaint. The complaint was subsequently amended to add as plaintiffs both RPG and RPG Holdings, Inc. (“RPGH”), which was then a wholly owned subsidiary of RPGI and the direct parent of RPG; later, following American Greetings Corporation’s acquisition of RPG and RPGH through a prepackaged bankruptcy plan of reorganization, both RPG and RPGH dismissed their claims with prejudice, once again leaving RPGI as the sole plaintiff in the action. American Greetings Corporation has responded to the amended complaint denying all liability. Discovery is currently ongoing and no trial date has been set. We believe the allegations made by RPGI are without merit and intend to defend the action vigorously.

In addition to the foregoing, we are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of such other litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our financial position, liquidity or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended November 27, 2009.

Period	Total Number of Shares Repurchased			Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
September 2009	Class A – Class B –	— 242	(2) (1)	$	— 14.81	— —	$46,578,874
October 2009	Class A – Class B –	— 245,593	(2) (1)	$	— 22.97	— —	$46,578,874
November 2009	Class A – Class B –	— 204	(2) (1)	$	— 21.87	— —	$46,578,874
Total	Class A – Class B –	— 246,039	(2) (1)			— —

(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.
(2)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program. No repurchases were made in the current quarter under this program.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

January 6, 2010

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)