Form 10-K
period 2010-02-28
AMERICAN GREETINGS CORP
filed 2010-04-29
CIK 5133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-13859
American Greetings Corporation
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0065325 (I.R.S. Employer Identification No.)
One American Road, Cleveland, Ohio (Address of principal executive offices)	44144 (Zip Code)

Registrant’s telephone number, including area code: (216) 252-7300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Shares, Par Value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Shares, Par Value $1.00
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☑

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, August 28, 2009— $507,015,359 (affiliates, for this purpose, have been deemed to be directors, executive officers and certain significant shareholders).

Number of shares outstanding as of April 27, 2010:
CLASS A COMMON— 36,270,550
CLASS B COMMON— 3,256,893
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

Our fiscal year ends on February 28 or 29.  References to a particular year refer to the fiscal year ending in February of that year. For example, 2010 refers to the year ended February 28, 2010.

PRODUCTS

American Greetings creates, manufactures and/or distributes social expression products including greeting cards, gift wrap, party goods, and stationery as well as custom display fixtures. Our major domestic greeting card brands are American Greetings, Recycled Paper, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You. Our other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, and AGI In-Store display fixtures. Electronic greetings and other digital content, services and products are available through our subsidiary, AG Interactive, Inc. Our major Internet brands are AmericanGreetings.com, BlueMountain.com, Egreetings.com, Kiwee.com, PhotoWorks.com and Webshots.com. Through its Webshots and PhotoWorks sites, our AG Interactive business also operates an online photo sharing space and provides consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, online photo albums and photo books. We also create and license our intellectual properties, such as the “Care Bears” and “Strawberry Shortcake” characters. Information concerning sales by major product classifications is included in Part II, Item 7.

BUSINESS SEGMENTS

At February 28, 2010, we operated in four business segments: North American Social Expression Products, International Social Expression Products, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

CONCENTRATION OF CREDIT RISKS

Net sales to our five largest customers, which include mass merchandisers and national drug store and supermarket chains, accounted for approximately 39%, 36% and 37% of total revenue in 2010, 2009 and 2008, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14%, 15% and 16% of total revenue in 2010, 2009 and 2008, respectively. Net sales to Target Corporation accounted for approximately 13% of total revenue in 2010, but less than 10% of total revenue in 2009 and 2008. No other customer accounted for 10% or more of our consolidated total revenue. Approximately 54% of the North American Social Expression Products segment’s revenue in 2010, 2009 and 2008 was attributable to its top five customers. Approximately 42% of the International Social Expression Products segment’s revenue in 2010, 2009 and 2008 was attributable to its top three customers.

CONSUMERS

We believe that women purchase the majority of all greeting cards sold and that the median age of our consumers is approximately 47. We also believe that approximately 84% of American households purchase greeting cards each year, the average number of greeting card occasions for which cards are purchased each year is approximately seven, and consumers purchase approximately 15 greeting cards per year.

COMPETITION

The greeting card and gift wrap industries are intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 3,000 greeting card publishers in the United States, ranging from small family-run organizations to major corporations. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our principal competitor is Hallmark Cards, Inc. Based upon our general familiarity with the greeting card and gift wrap industries and limited information as to our competitors, we believe that we are the second-largest company in the industry and the largest publicly owned greeting card company.

The digital photography products and services industries are intensely competitive and still emerging. Webshots and PhotoWorks, our photo sharing and personal publishing businesses, face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Shutterfly, Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, Vista Print, and others;

•	Internet portals and search engines such as Yahoo!, AOL, and Google that offer broad-reaching digital photography and related products and services to their large user bases;

•	Social media companies that host images such as MySpace, Facebook and Hi5; and

•	Specialized companies in the photo book and stationery business such as Hallmark, Shutterfly, Tiny Prints, Minted, Picaboo and Blurb.

We believe the primary competitive factors in attracting and retaining customers are brand recognition and trust; quality; innovative and breadth of products and services; ease of use; and price. We believe that we compete favorably with respect to many of these factors, particularly on the basis of product quality and innovation.

PRODUCTION AND DISTRIBUTION

In 2010, our channels of distribution continued to be primarily through mass retail, which is comprised of mass merchandisers, discount retailers, chain drug stores and supermarkets. Other major channels of distribution included card and gift retail stores, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). From time to time, we also sell our products to independent, third-party distributors. Our AG Interactive segment provides social expression content through the Internet and wireless platforms.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques which allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America and the United Kingdom. We also source products from domestic and foreign third party suppliers. Beginning on or about March 2010, we discontinued manufacturing party goods and now purchase most of our party goods from a third party vendor. The photofinishing products provided through our AG Interactive segment are provided primarily by third party vendors. Additionally, information by geographic area is included in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

Production of our products is generally on a level basis throughout the year, with the exception of gift wrap for which production generally peaks in advance of the Christmas season. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that are on a scan-based trading (“SBT”) model are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 28, 2010, three of our five largest customers in 2010 conduct business with us under an SBT model. The core of this business model rests with American Greetings owning the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. American Greetings and many of its competitors sell seasonal greeting cards, other seasonal products and everyday cards at certain foreign locations with the right of return. Sales of other products are generally sold without the right of return. Sales credits for these products are issued at our discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8.

During the year, we experienced no material difficulties in obtaining raw materials from our suppliers.

INTELLECTUAL PROPERTY RIGHTS

We have a number of trademarks, service marks, trade secrets, copyrights, inventions, patents, and other intellectual property, which are used in connection with our products and services. Our designs, artwork, musical compositions, photographs and editorial verse are protected by copyright. In addition, we seek to register our trademarks in the United States and elsewhere. We routinely seek protection of our inventions by filing patent applications for which patents may be granted. We also obtain license agreements for the use of intellectual property owned or controlled by others. Although the licensing of intellectual property produces additional revenue, we do not believe that our operations are dependent upon any individual invention, trademark, service mark, copyright, patent or other intellectual property license. Collectively, our intellectual property is an important asset to us. As a result, we follow an aggressive policy of protecting our rights in our intellectual property and intellectual property licenses.

EMPLOYEES

At February 28, 2010, we employed approximately 8,000 full-time employees and approximately 18,000 part-time employees which, when jointly considered, equate to approximately 17,000 full-time equivalent employees. Approximately 1,300 of our U.S. hourly plant employees are unionized and covered by collective bargaining agreements. The following table sets forth by location the unions representing our domestic employees, together with the expiration date of the applicable governing collective bargaining agreement.

Union	Location	Contract Expiration Date

International Brotherhood of Teamsters	Bardstown, Kentucky;	March 20, 2011
	Kalamazoo, Michigan;	April 30, 2010*
	Cleveland, Ohio	March 31, 2013
UNITE-HERE Union	Greeneville, Tennessee (Plus Mark)	October 19, 2011

*	In connection with our sale of certain assets, equipment and processes used in the manufacture and distribution of party goods, we are in the process of winding down and closing our Kalamazoo, Michigan facility.

Other locations with unions are the United Kingdom and Australia. We believe that labor relations at each location where we operate have generally been satisfactory.

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

ENVIRONMENTAL AND GOVERNMENTAL REGULATIONS

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

The legal environment of the Internet is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the Internet in general, and how they will relate to our business in particular, is unclear in many cases. Accordingly, we often cannot be certain how existing laws will apply in the online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, net neutrality, quality of products and services and intellectual property ownership and infringement. In particular, legal issues relating to the liability of providers of online services for activities of their users are currently unsettled both within the United States and abroad.

Numerous laws have been adopted at the national and state level in the United States that could have an impact on our business. These laws include the following:

•	The CAN-SPAM Act of 2003 and similar laws adopted by a number of states. These laws are intended to regulate unsolicited commercial e-mails, create criminal penalties for unmarked sexually-oriented material and e-mails containing fraudulent headers and control other abusive online marketing practices.

•	The Communications Decency Act, which gives statutory protection to online service providers who distribute third-party content.

•	The Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, which are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	Statutes adopted in the State of California require online services to report certain breaches of the security of personal data, and to report to California consumers when their personal data might be disclosed to direct marketers.

To resolve some of the remaining legal uncertainty, we expect new U.S. and foreign laws and regulations to be adopted over time that will be directly or indirectly applicable to the Internet and to our activities. Any existing or new legislation applicable to us could expose us to government investigations or audits, prosecution for violations of applicable laws and/or substantial liability, including penalties, damages, significant attorneys’ fees, expenses necessary to comply with such laws and regulations or the need to modify our business practices.

We post on our websites our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of federal and state legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, such as required use of disclaimers, if adopted, could harm our business through a decrease in user registrations and revenues.

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

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Board’s Audit Committee, Compensation and Management Development Committee, and Nominating and Governance Committee are available on or through the Investors section of our www.corporate.americangreetings.com Web site.

Item 1A.	Risk Factors

You should carefully consider each of the risks and uncertainties we describe below and all other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business, financial condition, cash flows or results of operations. Additional information on risk factors is included in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There are factors outside of our control that may decrease the demand for our products and services, which may adversely affect our performance.

Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, weather, fuel prices and consumer confidence in future economic conditions, all of which are beyond our control. Beginning in fiscal 2009, economic conditions deteriorated significantly in the United States, and worldwide, and may remain depressed for the foreseeable future. During periods of economic decline, when discretionary income is lower, consumers or potential consumers could delay, reduce or forego their purchases of our products and services, which reduces our sales. In addition, during such periods, advertising revenue in our AG Interactive businesses decline, as advertisers reduce their advertising budgets. A prolonged economic downturn or slow economic recovery may also lead to restructuring actions and associated expenses.

Providing new and compelling products is critical to our future profitability and cash flow.

One of our key business strategies has been to gain profitable market share by providing relevant, compelling and a superior product offering. As a result, the need to continuously update and refresh our product offerings is an ongoing, evolving process requiring expenditures and investments that will continue to impact net sales, earnings and cash flows over future periods. At times, the amount and timing of such expenditures and investments depends on the success of a product offering as well as the schedules of our retail partners. We cannot assure you that this strategy will either increase our revenue or profitability. In addition, even if our strategy is successful, our profitability may be adversely affected if consumer demand for lower priced, value cards continues to expand, thereby eroding our average selling prices. Our strategy may also have flaws and may not be successful. For example, we may not be able to anticipate or respond in a timely manner to changing customer demands and preferences for greeting cards. If we misjudge the market, we may significantly sell or overstock unpopular products and be forced to grant significant credits, accept significant returns or write-off a significant amount of inventory, which would have a negative impact on our results of operations and cash flow. Conversely, shortages of popular items could materially and adversely impact our results of operations and financial condition.

We rely on a few customers for a significant portion of our sales.

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers and chain drug stores, accounted for approximately 39%, 36% and 37% of total revenue for fiscal years 2010, 2009 and 2008, respectively. Approximately 54% of the North American Social Expression Products segment’s revenue in 2010, 2009 and 2008 was attributable to its top five customers, and approximately 42% of the International Social Expression Products segment’s revenue in 2010, 2009 and 2008 was attributable to its top three customers. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14%, 15% and 16% of total revenue in 2010, 2009 and 2008, respectively, and net sales to Target Corporation accounted for approximately 13% of total revenue in 2010. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations, cash flows, and financial condition.

Difficulties in integrating acquisitions could adversely affect our business and we may not achieve the cost savings and increased revenues anticipated as a result of these acquisitions.

In calendar year 2009, we acquired the greeting card company Recycled Paper Greetings, Inc. (now known as Papyrus-Recycled Greetings, Inc.), and the Papyrus brand and associated wholesale division of Schurman Fine Papers (“Schurman”), which supplies Papyrus brand greeting cards primarily to leading specialty, mass, grocery and drug store channels. In addition, we continue to regularly evaluate potential acquisition opportunities to support and strengthen our business. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire candidates on acceptable terms or integrate acquired businesses successfully. Future acquisitions could cause us to take on additional compliance obligations as well as experience dilution and incur debt, contingent liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets, which may materially and adversely affect our business, results of operations and financial condition.

Integrating our recent acquisitions, as well as future businesses that we may acquire, involves significant challenges. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of these acquired businesses has and will continue to require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day operations. The process of integrating operations may also cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty and distraction during the integration process may also disrupt our business. Our strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of our products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control. In particular, we may not be able to realize the benefits of anticipated integration of sales forces, asset rationalization, systems integration, and more comprehensive product and service offerings.

If Schurman Fine Papers is unable to operate its retail stores successfully, it could have a material adverse effect on us.

On April 17, 2009, we sold our Retail Operations segment, including all 341 of our card and gift retail store assets, to Schurman, which now operates stores under the American Greetings, Carlton Cards and Papyrus brands. Although we do not control Schurman, because Schurman is licensing the “Papyrus,” “American Greetings” and “Carlton Cards” names for its retail stores, actions taken by Schurman may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands. In addition, the failure of Schurman to operate its retail stores profitably could have a material adverse effect on us, our reputation and our brands, and could materially and adversely affect our business, financial condition, and results of operations, because, under the terms of the transaction:

•	we remain subject to certain of the Retail Operations store leases on a contingent basis through our subleasing of stores to Schurman (as described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, as of February 28, 2010, Schurman’s aggregate commitments to us under these subleases was approximately $51 million);

•	we are the predominant supplier of greetings cards and other social expression products to the retail stores operated by Schurman; and

•	we have provided credit support to Schurman, including up to $24.0 million of guarantees in favor of the lenders under Schurman’s senior revolving credit facility as described in Note 2 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

As a result, if Schurman is unable to operate its retail stores profitably, we may incur significant costs if (1) Schurman is unable to pay for product that it has purchased from us, (2) Schurman is unable to pay rent and other amounts due with respect to the retail store leases that we have subleased to it, or (3) we become obligated under our guarantees of its indebtedness. Accordingly, we may decide in the future to provide Schurman with additional financial or operational support to assist Schurman successfully operate its stores. Providing such support, however, could result in it being determined that we have a “controlling financial interest” in Schurman under the Financial Accounting Standards Board’s standards pertaining to the consolidation of a variable interest entity. For information regarding the consolidation of variable interest entities, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8. If it is determined that we have a controlling financial interest in Schurman, we will be required to consolidate Schurman’s operations into our results, which could materially affect our reported results of operations and financial position as we would be required to include a portion of Schurman’s income or losses and assets and liabilities into our financial statements.

Our business, results of operations and financial condition may be adversely affected by retail consolidations.

With the growing trend toward retail trade consolidation, we are increasingly dependent upon a reduced number of key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail customers, such as inventory de-stocking, limitations on access to display space, scan-based trading and other conditions. Increased consolidations in the retail industry could result in other changes that could damage our business, such as a loss of customers, decreases in volume, less favorable contractual terms and the growth of discount chains. In addition, as the bargaining strength of our retail customers grows, we may be required to grant greater credits, discounts, allowances and other incentive considerations to these customers. We may not be able to recover the costs of these incentives if the customer does not purchase a sufficient amount of products during the term of its agreement with us, which could materially and adversely affect our business, results of operations and financial condition.

Bankruptcy of key customers could give rise to an inability to pay us and increase our exposure to losses from bad debts.

Many of our largest customers are mass-market retailers. The mass-market retail channel has experienced significant shifts in market share among competitors in recent years. In addition, the retail industry in general has experienced significant declines due to the worldwide downturn in the economy and decreasing consumer demand. As a result, retailers have experienced liquidity problems and some have been forced to file for bankruptcy protection. There is a risk that certain of our key customers will not pay us, or that payment may be delayed because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts and may require us to write-off deferred cost assets. Additionally, our business, results of operations and financial condition could be materially and adversely affected if certain of these mass-market retailers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores they operate.

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

Additionally, as a large, multinational corporation, we are subject to a host of governmental regulations throughout the world, including antitrust and tax requirements, anti-boycott regulations, import/export customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to criminal or monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

We have foreign currency translation and transaction risks that may materially and adversely affect our operating results.

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating income (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended February 28, 2010, foreign currency translation unfavorably affected revenues by $30.7 million and favorably affected segment operating income by $3.5 million compared to the year ended February 28, 2009. Certain transactions, particularly in foreign locations, are denominated in other than that location’s local currency. Changes in the exchange rates between the two currencies from the original transaction date to the settlement date will result in a currency transaction gain or loss that directly impacts our reported earnings. For the year ended February 28, 2010, the impact of currency movements on these transactions favorably affected operating income by $4.7 million. The volatility of currency exchange rates may materially and adversely affect our operating results.

The greeting card and gift wrap industries are extremely competitive, and our business, results of operations and financial condition will suffer if we are unable to compete effectively.

We operate in highly competitive industries. There are an estimated 3,000 greeting card publishers in the United States ranging from small, family-run organizations to major corporations. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our main competitor, Hallmark Cards, Inc., may have substantially greater financial, technical or marketing resources, a greater customer base, stronger name recognition and a lower cost of funds than we do. This competitor may also have longstanding relationships with certain large customers to which it may offer products that we do not provide, putting us at a competitive disadvantage. As a result, this competitor as well as other competitors that may be smaller than us, may be able to:

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

We face intense competition from a range of competitors in the digital photography products and services industries and may be unsuccessful in competing against current and future competitors.

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings and as new participants enter the market or as industry consolidation further develops. Competition may result in pricing pressures, reduced profit margins or our inability to gain market share, any of which could substantially harm our business and results of operations. Webshots and PhotoWorks, our photo sharing and personal publishing businesses, face intense competition from a wide range of companies, including the following:

•	Online digital photography services companies such as Shutterfly, Kodak EasyShare Gallery (formerly known as Ofoto), Snapfish, which is a service of Hewlett-Packard, Vista Print, and others;

•	Internet portals and search engines such as Yahoo!, AOL and Google that offer broad-reaching digital photography and related products and services to their large user bases;

•	Social media companies that host images such as MySpace, Facebook and Hi5; and

•	Specialized companies in the photo book and stationery business such as Hallmark, Shutterfly, Tiny Prints, Minted, Picaboo and Blurb.

Many of our competitors have significantly longer operating histories, larger and broader customer bases, greater brand and name recognition and greater financial, research and development, and distribution resources. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships with traditional and online competitors. Well-funded competitors, particularly new entrants, may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the digital photography products and services industries may develop new products, technologies, or capabilities that could render obsolete or less competitive many of our products, services and content. In addition, because many of these existing and future products, technologies and capabilities are protected by intellectual property laws, from time to time, third parties may assert patent, copyright, trademark and other intellectual property rights claims against us. We may incur significant costs to defend these claims and we may not be able to create successful or cost-effective alternatives, or otherwise obtain rights to similar product, technologies or capability on a reasonable or timely basis. As a result, we may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

We are subject to a number of restrictive covenants under our borrowing arrangements, which could affect our flexibility to fund ongoing operations, uses of capital and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements.

The terms of our borrowing arrangements contain a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in such activities as borrowing and making investments, capital expenditures and distributions on our capital stock, and engaging in mergers, acquisitions and asset sales. We are also subject to customary financial covenants, including a leverage ratio and an interest coverage ratio. These covenants restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These borrowing arrangements are described in more detail in “Liquidity and Capital Resources” under Item 7 and in Note 11 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. During fiscal 2011 we anticipate refinancing indebtedness under our senior credit facility, at which time, certain of these covenants may change and, in some instance, become more restrictive than those that are currently in place. Compliance with some of these covenants is based on financial measures derived from our operating results. If economic conditions deteriorate, we may experience material adverse impacts to our business and operating results, such as through reduced customer demand and inflation. A decline in our business could make us unable to maintain compliance with these financial covenants, in which case we may be restricted in how we manage our business and deploy capital, including by limiting our ability to make acquisitions and dispositions, pay dividends and repurchase our stock. In addition, if we are unable to maintain compliance with our financial covenants or otherwise breach the covenants that we are subject to under our borrowing arrangements, our lenders could demand immediate payment of amounts outstanding and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all. In addition, our credit agreement is secured by substantially all of our domestic assets, including the stock of certain of our subsidiaries. If we cannot repay all amounts that we have borrowed under our credit agreement, our lenders could proceed against our assets.

We may be unsuccessful in completing the divestiture of the Strawberry Shortcake and Care Bears properties.

We have entered into agreements to sell our Strawberry Shortcake and Care Bears properties. These transactions have failed to close as scheduled, and have resulted in three separate legal proceedings involving us and our subsidiary, Those Characters From Cleveland, Inc. For more information regarding the legal proceedings, see “Item 3. Legal Proceedings.” If we are unable to sell these properties, it could limit some of our financial flexibility due to the absence of additional liquidity that would have been available from the proceeds of the transaction. For information regarding the proposed divestiture of these properties, see Note 2 to the Consolidated Financial Statements included in Part II, Item 8.

Pending litigation could have a material, adverse effect on our business, financial condition, liquidity, results of operations, and cash flows.

As described in “Item 3. Legal Proceedings,” we are engaged in several lawsuits which may require significant management time and attention and legal expense, and may result in an unfavorable outcome, which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, and cash flows. Current estimates of loss regarding pending litigation are based on information that is then available to us and may not reflect any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage, or could be excluded under the terms of an existing insurance policy.

We may not realize the full benefit of the material we license from third parties if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

An important part of our business involves obtaining licenses to produce products based on various popular brands, celebrities, character properties, design and other licensed material owned by third parties. Such license agreements usually require that we pay an advance and/or provide a minimum royalty guarantee that may be substantial, and in some cases may be greater than what we will be able to recoup in profits from actual sales, which could result in write-offs of such amounts that would adversely affect our results of operations. In addition, we may acquire or renew licenses requiring minimum guarantee payments that may result in us paying higher effective royalties, if the overall benefit of obtaining the license outweighs the risk of potentially losing, not renewing or otherwise not obtaining a valuable license. When obtaining a license, we realize there is no guarantee that a particular licensed property will make a successful greeting card or other product in the eye of the ultimate consumer. Furthermore, there can be no assurance that a successful licensed property will continue to be successful or maintain a high level of sales in the future. In the event that we are not able to acquire or maintain advantageous licenses, our business, results of operations and financial condition may be materially and adversely affected.

Our inability to protect or defend our intellectual property rights could reduce the value of our products and brands.

We believe that our trademarks, copyrights, trade secrets, patents and other intellectual property rights are important to our brands, success and competitive position. We rely on trademark, copyright, trade secrets, and patent laws in the United States and similar laws in other jurisdictions and on confidentiality and other types of agreements with some employees, vendors, consultants and others to protect our intellectual property rights. Despite these measures, if we are unable to successfully file for, register or otherwise enforce our rights or if these rights are infringed, invalidated, challenged, circumvented, or misappropriated, our business could be materially and adversely affected. Also, we are, and may in the future be, subject to intellectual property rights claims in the United States or foreign countries, which could limit our ability to use certain intellectual property, products or brands in the future. Defending any such claims, even claims without merit, could be time-consuming, result in costly settlements, litigation or restrictions on our business and damage our reputation.

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

Increases in raw material and energy costs may materially raise our costs and materially impact our profitability.

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

We are party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. In particular, approximately 1,300 of our U.S. employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

Employee benefit costs constitute a significant element of our annual expenses, and funding these costs could adversely affect our financial condition.

Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly postretirement costs under defined benefit pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect our financial results, financial condition or cash flows. In addition, at this point, we are unable to determine the impact that newly enacted federal healthcare legislation could have on our employer-sponsored medical plans. Declines in global capital markets may cause reductions in the value of our pension plan assets. Such circumstances could have an adverse effect on future pension expense and funding requirements. Further information regarding our retirement benefits is presented in Note 12 to the Consolidated Financial Statements included in Part II, Item 8.

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

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party websites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our AG Interactive business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act is intended to impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

Information technology infrastructure failures could significantly affect our business.

We depend heavily on our information technology (“IT”) infrastructure in order to achieve our business objectives. Portions of our IT infrastructure are old and difficult to maintain. We could experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems. In addition, our IT systems could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. The disruptions caused by any such events could impede our ability to record or process orders, manufacture and ship in a timely manner, properly store consumer images, or otherwise carry on our business in the ordinary course. Any such event could cause us to lose customers or revenue, damage our reputation, and could require us to incur significant expense to eliminate these problems and address related security concerns.

We are refreshing our IT systems in stages in an effort to redesign and deploy new processes, organization structures and a common information system over a number of years. Such an implementation carries substantial operations risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption. Further, we may not be successful implementing new systems or any new system may not perform as expected. This could have a material adverse effect on our business.

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

Our authorized capital stock consists of Class A common shares and Class B common shares. The economic rights of each class of common shares are identical, but the voting rights differ. Class A common shares are entitled to one vote per share and Class B common shares are entitled to ten votes per share. There is no public trading market for the Class B common shares, which are held by members of the extended family of American Greetings’ founder, officers and directors of American Greetings and their extended family members, family trusts, institutional investors and certain other persons. As of April 26, 2010, Morry Weiss, the Chairman of the Board of Directors, Zev Weiss, the Chief Executive Officer, Jeffrey Weiss, the President and Chief Operating Officer, and Erwin Weiss, the Senior Vice President, Enterprise Resource Planning, together with other members of the Weiss family and certain trusts and foundations established by the Weiss family beneficially owned approximately 93% in the aggregate of our outstanding Class B common shares (approximately 91%, excluding stock options that are presently exercisable or exercisable within 60 days of April 26, 2010), which, together with Class A common shares beneficially owned by them, represents approximately 51% of the voting power of our outstanding capital stock (approximately 44%, excluding stock options that are presently exercisable or exercisable within 60 days of April 26, 2010). Accordingly, these members of the Weiss family, together with the trusts and foundations established by them, would be able to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation or Code of Regulations, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with your interests. The existence of these levels of ownership concentrated in a few persons makes it less likely that any other shareholder will be able to affect our management or strategic direction. These factors may also have the effect of delaying or preventing a change in our management or voting control or its acquisition by a third party.

Our charter documents and Ohio law may inhibit a takeover and limit our growth opportunities, which could adversely affect the market price of our common shares.

Certain provisions of Ohio law and our charter documents, together or separately, could have the effect of discouraging, or making it more difficult for, a third party to acquire or attempt to acquire control of American Greetings and limit the price that certain investors might be willing to pay in the future for our common shares. For example, our charter documents establish a classified board of directors, serving staggered three-year terms, allow the removal of directors only for cause, and establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings. In addition, while shareholders have the right to cumulative voting in the election of directors, Class B common shares have ten votes per share which limits the ability of holders of Class A common shares to elect a director by exercising cumulative voting rights.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 28, 2010, we own or lease approximately 10 million square feet of plant, warehouse and office space throughout the world, of which approximately 267,500 square feet is leased space. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes, as of February 28, 2010, our principal plants and materially important physical properties and identifies as of such date the respective segments that use the properties described. In addition to the following, although we sold our Retail Operations segment in April 2009, we remain subject to certain of the Retail Operations store leases on a contingent basis through our subleasing of stores to Schurman Fine Papers, which operates these retail stores throughout North America. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8.

* — Indicates calendar year

			Expiration
	Approximate Square Feet		Date of
	Occupied		Material
Location	Owned	Leased	Leases*	Principal Activity

Cleveland, (1)(3)(4) Ohio	1,700,000			World Headquarters: General offices of North American Greeting Card Division; Plus Mark, Inc.; AG Interactive, Inc.; and AGC, LLC; creation and design of greeting cards, gift wrap, party goods, stationery and giftware; marketing of electronic greetings
Bardstown,(1) Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards
Danville,(1) Kentucky	1,374,000			Distribution of everyday products including greeting cards
Osceola,(1) Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products
Ripley,(1) Tennessee	165,000			Greeting card printing (lithography)
Kalamazoo, (1)(5) Michigan	602,500			Manufacture and distribution of party goods
Forest City,(4) North Carolina	498,000			Manufacture of display fixtures and other custom display fixtures by A.G. Industries, Inc.
Greeneville,(1) Tennessee (Two Locations)	1,410,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark, Inc.
Chicago,(1) Illinois		45,000	2018	Administrative office for Recycled Paper Greetings, Inc. (now known as Papyrus-Recycled Greetings, Inc.)
University Park,(1) Illinois		184,500	2010	Warehousing and distribution for Recycled Paper Greetings, Inc. (now known as Papyrus-Recycled Greetings, Inc.)
Mississauga,(1) Ontario, Canada		38,000	2018	General office of Carlton Cards Limited (Canada)
Clayton,(2) Australia	208,000			General offices of John Sands companies
Dewsbury,(2) England (Two Locations)	441,500			General offices of UK Greetings Ltd. and manufacture and distribution of greeting cards and related products
Corby, England (2)	85,000			Distribution of greeting cards and related products

[1]	North American Social Expression Products

[2]	International Social Expression Products

[3]	AG Interactive

[4]	Non-reportable

[5]	In connection with our sale of certain assets, equipment and processes used in the manufacture and distribution of party goods, we are in the process of winding down and closing our Kalamazoo, Michigan facility.

Item 3.	Legal Proceedings

Cookie Jar/MoonScoop Litigation. On May 6, 2009, American Greetings Corporation and its subsidiary, Those Characters From Cleveland, Inc. (“TCFC”), filed an action in the Cuyahoga County (Ohio) Court of Common Pleas against Cookie Jar Entertainment Inc. (“Cookie Jar”) and its affiliates, Cookie Jar Entertainment (USA) Inc. (formerly known as DIC Entertainment Corporation) (“DIC”), and Cookie Jar Entertainment Holdings (USA) Inc. (formerly known as DIC Entertainment Holdings, Inc.). In the complaint, American Greetings Corporation and TCFC seek to rescind a series of related agreements with Cookie Jar, including the July 20, 2008 Binding Letter Agreement between American Greetings Corporation and Cookie Jar (the “July 20, 2008 Binding Letter Agreement”) relating to the sale of the Strawberry Shortcake and Care Bears properties (the “Properties”) that was entered into in connection with the settlement of a 2008 lawsuit between the parties. American Greetings Corporation also seeks a declaratory judgment that it may terminate an October 2001 License Agreement between TCFC and DIC. In the alternative, American Greetings Corporation seeks an order requiring Cookie Jar to specifically perform its obligations under the July 20, 2008 Binding Letter Agreement and purchase the Properties or, in the alternative, pay damages for Cookie Jar’s breach of the July 20, 2008 Binding Letter Agreement in an amount in excess of $100,000,000. On May 7, 2009, Cookie Jar removed the case to the United States District Court for the Northern District of Ohio, where it remains. The parties have filed motions for summary judgment on various claims. Trial is currently scheduled for May 24, 2010.

On May 6, 2009, Cookie Jar filed an action against American Greetings Corporation, TCFC, Mike Young Productions, LLC (“Mike Young Productions”) and MoonScoop SAS (“MoonScoop”) in the Supreme Court of the State of New York, County of New York. Mike Young Productions and MoonScoop were named as defendants in the action in connection with the binding term sheet between American Greetings Corporation and MoonScoop dated March 24, 2009 (the “MoonScoop Binding Agreement”), providing for the sale to MoonScoop of the Properties. In the complaint, Cookie Jar alleges that American Greetings Corporation and TCFC breached the July 20, 2008 Binding Letter Agreement. Cookie Jar also alleges that Mike Young Productions and MoonScoop tortiously interfered with Cookie Jar’s business relationship with American Greetings Corporation and TCFC in relation to Cookie Jar’s rights under the July 20, 2008 Binding Letter Agreement. In addition, Cookie Jar alleges fraud and civil conspiracy against all defendants related to certain representations and actions taken by the defendants in relation to the July 20, 2008 Binding Letter Agreement. In its request for relief, Cookie Jar seeks damages in excess of $25,000,000. On American Greetings Corporation and TCFC’s motion, the Court stayed the lawsuit to allow disposition of the Ohio lawsuits. On December 10, 2009, Cookie Jar appealed the decision, which is currently still pending.

On August 11, 2009, MoonScoop filed an action against American Greetings Corporation in the United States District Court for the Northern District of Ohio, alleging breach of contract and promissory estoppel relating to the MoonScoop Binding Agreement. American Greetings Corporation filed a third-party complaint against Cookie Jar seeking a declaration that Cookie Jar relinquish its license rights in the Properties, an order requiring Cookie Jar to specifically perform its obligations to relinquish its license rights in the Properties and transfer them to MoonScoop, and for damages for its actions. Cookie Jar then filed a counterclaim against American Greetings Corporation and TCFC, alleging breach of contract, fraud and civil conspiracy. Cookie Jar seeks a declaration of the parties’ rights under the MoonScoop Binding Agreement and an unspecified amount of damages. Cookie Jar also asserted a cross-claim against MoonScoop alleging fraud, civil conspiracy, tortious interference, and aiding and abetting fraud. Cookie Jar seeks an unspecified amount of damages from MoonScoop. MoonScoop seeks a declaratory judgment that MoonScoop has the right to acquire the Properties and to require American Greetings Corporation to sell the Properties or, in the alternative, requests an unspecified amount of damages. MoonScoop also demands that American Greetings Corporation indemnify it against Cookie Jar’s claims. On MoonScoop’s request, the court agreed to consolidate this lawsuit with the first Ohio lawsuit (described above) for all pretrial purposes. The parties filed motions for summary judgment on various claims. On April 27, 2010, the court granted American Greetings Corporation’s motion for summary judgment on MoonScoop’s breach of contract and promissory estoppel claims, dismissing these claims with prejudice. As a result, American Greetings Corporation is not obligated to sell the Properties to MoonScoop under the MoonScoop Binding Agreement. On the same day, the court also ruled that American Greetings Corporation must indemnify MoonScoop against Cookie Jar’s claims in this lawsuit.

We believe that the allegations in the lawsuits against American Greetings Corporation and TCFC are without merit and intend to continue to defend the actions vigorously. We currently do not believe that the impact of the lawsuits against American Greetings Corporation and TCFC, if any, will have a material adverse effect on our financial position, liquidity or results of operations.

Electrical Workers Pension Fund, Local 103, I.B.E.W. Litigation. On March 20, 2009, a shareholder derivative complaint was filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the Electrical Workers Pension Fund, Local 103, I.B.E.W., against certain of our current and former officers and directors (the “Individual Defendants”) and names American Greetings Corporation as a nominal defendant. The suit alleges that the Individual Defendants breached their fiduciary duties to American Greetings Corporation by, among other things, backdating stock options granted to our officers and directors, accepting backdated options and/or causing American Greetings Corporation to file false and misleading financial statements. The suit seeks an unspecified amount of damages from the Individual Defendants and modifications to our corporate governance policies. On April 16, 2009, the Individual Defendants removed the matter to the United States District Court for the Northern District of Ohio, Eastern Division. On February 17, 2010, the case was remanded to state court. The defendants then moved to transfer the matter to the commercial docket, but their motion and subsequent appeal were denied. On April 2, 2010, the defendants filed a writ of mandamus to the Supreme Court of Ohio, seeking to have the matter heard by the commercial docket. Management continues to believe the allegations made in the complaint are without merit and continues to vigorously defend this action. We currently do not believe that the impact of this lawsuit, if any, will have a material adverse effect on our financial position, liquidity or results of operations. We currently believe that any liability will be covered by insurance coverage available with financially viable insurance companies, subject to self-insurance retentions and customary exclusions, conditions, coverage gaps, and policy limits, as well as insurer solvency.

RPG Investment Holdings, LLC Litigation. On August 6, 2008, RPG Investment Holdings, LLC (“RPGI”), the former indirect parent company of Recycled Paper Greetings, Inc., now known as Papyrus-Recycled Greetings, Inc. (“RPG”), sued American Greetings Corporation in the United States District Court for the Northern District of Illinois. The complaint alleges breach of contract and tortious interference with contractual and beneficial relations, based on a confidentiality agreement entered into between American Greetings Corporation and RPGI in May 2008, and American Greetings Corporation’s subsequent purchase of certain debt of RPG held by third parties. It seeks injunctive relief (which has been denied) and damages, which are unspecified in the complaint. The complaint was subsequently amended to add as plaintiffs both RPG and RPG Holdings, Inc. (“RPGH”), which was then a wholly owned subsidiary of RPGI and the direct parent of RPG; later, following American Greetings Corporation’s acquisition of RPG and RPGH through a prepackaged bankruptcy plan of reorganization, both RPG and RPGH dismissed their claims with prejudice, once again leaving RPGI as the sole plaintiff in the action. On February 24, 2010, the parties settled the matter with American Greetings Corporation paying $24 million to RPGI. On March 3, 2010, the court entered an order dismissing all claims with prejudice.

In addition to the foregoing, we are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the other litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

Item 4.	Reserved

Executive Officers of the Registrant

The following table sets forth our executive officers, their ages as of April 29, 2010, and their positions and offices:

Name	Age	Current Position and Office

Morry Weiss	69	Chairman
Zev Weiss	43	Chief Executive Officer
Jeffrey Weiss	46	President and Chief Operating Officer
John W. Beeder	50	Senior Vice President, Executive Sales and Marketing Officer
Michael L. Goulder	50	Senior Vice President, Executive Supply Chain Officer
Thomas H. Johnston	62	Senior Vice President, Creative/Merchandising
Catherine M. Kilbane	47	Senior Vice President, General Counsel and Secretary
Josef Mandelbaum	43	CEO—AG Intellectual Properties
Brian T. McGrath	59	Senior Vice President, Human Resources
Douglas W. Rommel	54	Senior Vice President, Chief Information Officer
Stephen J. Smith	46	Senior Vice President and Chief Financial Officer
Robert C. Swellie	58	Senior Vice President, Wal-Mart Team; President Carlton Cards Limited (Canada)
Erwin Weiss	61	Senior Vice President, Enterprise Resource Planning
Joseph B. Cipollone	51	Vice President, Corporate Controller

Morry Weiss and Erwin Weiss are brothers. Jeffrey Weiss and Zev Weiss are the sons of Morry Weiss. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time; provided, however, that the removal of an executive officer would be subject to the terms of their respective employment agreements, if any.

•	Morry Weiss has held various positions with the Corporation since joining in 1961, including most recently Chief Executive Officer of the Corporation from October 1987 until June 2003. Mr. Morry Weiss has been Chairman since February 1992.

•	Zev Weiss has held various positions with the Corporation since joining in 1992, including most recently Executive Vice President from December 2001 until June 2003 when he was named Chief Executive Officer.

•	Jeffrey Weiss has held various positions with the Corporation since joining in 1988, including most recently Executive Vice President, North American Greeting Card Division of the Corporation from March 2000 until June 2003 when he was named President and Chief Operating Officer.

•	John W. Beeder held various positions with Hallmark Cards, Inc. since 1983, most recently as Senior Vice President and General Manager — Greeting Cards from 2002 to 2006. Thereafter, Mr. Beeder served as the President and Chief Operating Officer of Handleman Corporation (international music distribution company) in 2006, and the Managing Partner and Chief Operating Officer of Compact Clinicals (medical publishing company) in 2007. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in April 2008.

•	Michael L. Goulder was a Vice President in the management consulting firm of Booz Allen Hamilton from October 1998 until September 2002. He became a Senior Vice President of the Corporation in November 2002 and is currently the Senior Vice President, Executive Supply Chain Officer.

•	Thomas H. Johnston was Managing Director of Gruppo, Levey & Co., an investment banking firm focused on the direct marketing and specialty retail industries, from November 2001 until May 2004, when he became Senior Vice President and President of Carlton Cards Retail, a position he held until

May 2009, shortly after the sale of the Corporation’s Retail Operations segment in April 2009. Mr. Johnston became Senior Vice President, Creative/Merchandising in December 2004.

•	Catherine M. Kilbane was a partner with the law firm of Baker & Hostetler LLP until becoming Senior Vice President, General Counsel and Secretary in October 2003.

•	Josef Mandelbaum has held various positions with the Corporation since joining in 1995, including most recently President and Chief Executive Officer of the Corporation’s subsidiary, AG Interactive, Inc. from May 2000 until becoming CEO — AG Intellectual Properties, which consists of the Corporation’s AG Interactive, outbound licensing and entertainment businesses, in February 2005.

•	Brian T. McGrath has held various positions with the Corporation since joining in 1989, including most recently Vice President, Human Resources from November 1998 until July 2006, when he became Senior Vice President, Human Resources.

•	Douglas W. Rommel has held various positions with the Corporation since joining in 1978, including most recently Vice President, Information Services from November 2001 until March 2010, when he became Senior Vice President, Chief Information Officer.

•	Stephen J. Smith was Vice President and Treasurer of General Cable Corporation, a wire and cable company, from 1999 until 2002. He became Vice President, Treasurer and Investor Relations of the Corporation in April 2003, and became Senior Vice President and Chief Financial Officer in November 2006.

•	Robert C. Swellie, has held various positions with the Corporation since joining in 1977, including most recently as Group Vice President, Key Accounts, until becoming Senior Vice President, Wal-Mart Team in October, 2008. He is also President, Carlton Cards Limited (Canada), a position he has held since 2005.

•	Erwin Weiss has held various positions with the Corporation since joining in 1977, including most recently Senior Vice President, Program Realization from June 2001 to June 2003, and Senior Vice President, Specialty Business from June 2003 until becoming Senior Vice President, Enterprise Resource Planning in February 2007.

•	Joseph B. Cipollone has held various positions with the Corporation since joining in 1991, including most recently Executive Director, International Finance from December 1997 until becoming Vice President and Corporate Controller in April 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.  Our Class A common shares are listed on the New York Stock Exchange under the symbol AM. The high and low sales prices, as reported in the New York Stock Exchange listing, for the years ended February 28, 2010 and 2009, were as follows:

	2010		2009
	High	Low	High	Low

1st Quarter	$8.85	$3.24	$19.99	$16.95
2nd Quarter	16.13	6.33	19.14	11.69
3rd Quarter	24.10	13.20	18.45	7.85
4th Quarter	25.58	17.05	13.04	3.73

There is no public market for our Class B common shares. Pursuant to our Amended and Restated Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to American Greetings for purchase at the most recent closing price for our Class A common shares. If we do not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. It is the Corporation’s general policy to repurchase Class B common shares, in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party.

Wells Fargo, St. Paul, Minnesota, is our registrar and transfer agent.

Shareholders.  At February 28, 2010, there were approximately 15,020 holders of Class A common shares and 140 holders of Class B common shares of record and individual participants in security position listings.

Dividends.  The following table sets forth the dividends declared by us in 2010 and 2009.

Dividends per share declared in	2010		2009

1st Quarter	$	*	$0.12
2nd Quarter		0.12	0.12
3rd Quarter		0.12	0.12
4th Quarter		0.12	0.24	*

Total		$0.36	$0.60

On March 4, 2010, we raised our quarterly dividend by 2 cents per share from 12 cents to 14 cents per share. Although we expect to continue paying dividends, payment of future dividends will be determined by the Board of Directors in light of appropriate business conditions. In addition, our borrowing arrangements, including our senior secured credit facility and our 7.375% Notes due 2016 restrict our ability to pay shareholder dividends. Our borrowing arrangements also contain certain other restrictive covenants that are customary for similar credit arrangements. For example, our credit facility contains covenants relating to financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, repurchases of capital stock, acquisitions and transactions with affiliates. There are also financial covenants that require us to maintain a maximum leverage ratio (consolidated indebtedness minus unrestricted cash over consolidated EBITDA) and a minimum interest coverage ratio (consolidated EBITDA over consolidated interest expense). These restrictions are subject to customary baskets and financial covenant tests. For a further description of the limitations imposed by our borrowing arrangements, see the discussion in Part II, Item 7, under the heading “Liquidity and Capital Resources,” and Note 11 to the Consolidated Financial Statements included in Part II, Item 8.

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG
AMERICAN GREETINGS CORPORATION, THE S&P 400 INDEX AND PEER GROUP INDEX

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the our Class A common shares with the cumulative total return of hypothetical investments in the S&P 400 Index, and the Peer Group based on the respective market price of each investment at February 28, 2005, February 28, 2006, February 28, 2007, February 29, 2008, February 27, 2009 and February 26, 2010, the last trading day of our fiscal year over the past five years.

	2/05	2/06	2/07	2/08	2/09	2/10
American Greetings	$100	$86	$97	$80	$17	$89
S & P 400	$100	$117	$129	$123	$71	$119
Peer Group*	$100	$94	$109	$104	$72	$124

Source: Bloomberg L.P.

*Peer Group
Blyth Inc. (BTH)	Fossil Inc. (FOSL)	McCormick & Co.-Non Vtg Shrs (MKC)
Central Garden & Pet Co. (CENT)	Jo-Ann Stores Inc. (JAS)	Scotts Miracle-Gro Co. (The) - CL A (SMG)
CSS Industries Inc. (CSS)	Lancaster Colony Corp. (LANC)	Tupperware Brands Corp. (TUP)

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

(b) Not applicable.

(c) The following table provides information with respect to our purchases of our common shares made during the three months ended February 28, 2010.

						Maximum
					Total	Number
					Number of Shares	(or Approximate
					Purchased as	Dollar Value) of Shares
				Average	Part of Publicly	that May Yet Be
	Total Number of			Price Paid	Announced Plans or	Purchased Under
Period	Shares Purchased			per Share	Programs(2)	the Plans or Programs

December 2009	Class A -	-	(2)	-	-	$46,578,874
	Class B -	-		-	-
January 2010	Class A -	-	(2)	-	-	$46,578,874
	Class B -	1,107	(1)	$20.49	-
February 2010	Class A -	-	(2)	-	-	$46,578,874
	Class B -	9,217	(1)	$19.07	-
Total	Class A -	-	(2)		-
	Class B -	10,324	(1)		-

(1)	There is no public market for our Class B common shares. Pursuant to our Amended and Restated Articles of Incorporation, all of the Class B common shares were repurchased by American Greetings for cash pursuant to its right of first refusal. It is the Corporation’s general policy to repurchase Class B common shares, in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party.

(2)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program. No repurchases were made in the current quarter under this program.

Item 6.	Selected Financial Data

Thousands of dollars except share and per share amounts

	2010(1)	2009	2008	2007(2)	2006

Summary of Operations
Net sales	$1,598,292	$1,646,399	$1,730,784	$1,744,798	$1,875,472
Total revenue	1,635,858	1,690,738	1,776,451	1,794,290	1,928,136
Goodwill and other intangible assets impairment	-	290,166	-	2,196	43,153
Interest expense	26,311	22,854	20,006	34,986	35,124
Income (loss) from continuing operations	81,574	(227,759)	83,320	39,938	89,219
(Loss) income from discontinued operations, net of tax	-	-	(317)	2,440	(4,843)
Net income (loss)	81,574	(227,759)	83,003	42,378	84,376
Earnings (loss) per share:
Income (loss) from continuing operations	2.07	(4.89)	1.54	0.69	1.35
(Loss) income from discontinued operations, net of tax	-	-	(0.01)	0.04	(0.07)
Earnings (loss) per share	2.07	(4.89)	1.53	0.73	1.28
Earnings (loss) per share — assuming dilution	2.03	(4.89)	1.52	0.71	1.16
Cash dividends declared per share	0.36	0.60	0.40	0.32	0.32
Fiscal year end market price per share	19.07	3.73	18.82	23.38	20.98
Average number of shares outstanding	39,467,811	46,543,780	54,236,961	57,951,952	65,965,024

Financial Position
Net sales	$1,598,292	$1,646,399	$1,730,784	$1,744,798	$1,875,472
Inventories	163,956	194,945	207,629	174,426	205,057
Working capital	305,381	227,915	242,860	431,128	586,803
Total assets	1,529,651	1,448,049	1,809,133	1,784,748	2,229,789
Property, plant and equipment additions	26,550	55,733	56,623	41,716	46,177
Long-term debt	328,723	389,473	220,618	223,915	300,516
Shareholders’ equity(3)	636,064	529,189	943,411	1,012,574	1,220,025
Shareholders’ equity per share	16.11	13.05	19.35	18.37	20.22
Net return on average shareholders’ equity
Shareholders’ equity per share	16.11	13.05	19.35	18.37	20.22
from continuing operations	14.0%	(30.9%)	8.5%	3.6%	6.8%

(1)	During 2010, the Corporation incurred a loss of $29.3 million on the disposition of the Retail Operations segment. The Corporation also recorded a gain of $34.2 million related to the Party Goods Transaction and a charge of approximately $15.8 million for asset impairments and severance associated with a facility closure. In 2010, the Corporation recognized a cost of $18.2 million in connection with shutdown of its distribution operations in Mexico. See Note 2 and 3 to the Corporation’s 2010 financial statements.

(2)	During 2007, as a result of retailer consolidation, wherein, multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments, a gain of $20.0 million was recorded. Also, in 2007, the Corporation sold substantially all of the assets associated with its candle product lines and recorded a loss of approximately $16.0 million.

(3)	The Corporation adopted new guidance on accounting for convertible debt instruments in 2010. This guidance requires an issuer of certain convertible instruments that may be settled in cash or other asset on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The impact on Shareholders’ equity of retrospectively applying this guidance related to the Corporation’s 7.00% convertible subordinated notes issued in 2002 and settled in 2007 would have been $35 million for both 2006 and 2007. The convertible subordinated notes were not outstanding in the three years ended February 28, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Founded in 1906, we are the world’s largest publicly owned creator, manufacturer and distributor of social expression products. Headquartered in Cleveland, Ohio, as of February 28, 2010, we employ approximately 17,000 associates around the world and are home to one of the world’s largest creative studios.

Our major domestic greeting card brands are American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You. Our other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, and AGI In-Store display fixtures. We also create and license our intellectual properties such as the Care Bears and Strawberry Shortcake characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings and other content for the digital marketplace. Our major Internet and wireless brands are AmericanGreetings.com, BlueMountain.com, Egreetings.com, Kiwee.com, PhotoWorks.com and WebShots.com.

Our international operations include wholly-owned subsidiaries in the United Kingdom (“U.K.”), Canada, Australia and New Zealand as well as licensees in approximately 60 other countries. During 2010, we shutdown our subsidiary in Mexico and now supply the Mexican market through a third party distributor.

We achieved significantly improved operating income in 2010 compared to the prior year. This improvement was partially driven by several major actions taken during the past year as we capitalized on market opportunities to leverage ourselves for future success. The following transactions and activities have occurred in the past thirteen months:

•	February 24, 2009 acquisition of RPG;

•	April 17, 2009 acquisition of the Papyrus trademark and wholesale business division of Schurman that supplies Papyrus brand greeting cards to specialty, mass merchandise, grocery and drug store channels;

•	April 17, 2009 divestiture of our Retail Operations segment;

•	September 3, 2009 execution of a distribution agreement with a distributor in Mexico and determination to shutdown our operations in Mexico; and

•	December 21, 2009 transaction (the “Party Goods Transaction”) with Amscan, Inc., a leading designer, manufacturer and distributor of party goods.

The acquisitions of RPG and Papyrus align with our corporate strategy of growing our main greeting card business by building on our core competencies of greeting cards. In addition, the change in business mix resulting from our divestiture of company-owned retail stores, which had historically generated an operating loss, to the RPG and Papyrus wholesale greeting card business, which were accretive to operating income, drove a portion of our operating income improvement compared to the prior year.

The decision to close our distribution facility in Mexico and transition to a third party distributor model was the result of a comprehensive review of alternatives designed to reduce costs. At the same time, we recognize the importance of the Mexican market and this solution allows us to provide continuity of service to this market with a lower cost structure. In addition, the transition to a third party distributor model is expected to provide a more cost-effective method of servicing and merchandising product to retail customers in Mexico while focusing our resources on designing relevant Spanish language products.

We expect that the Party Goods Transaction will enable us to reduce our cost structure within the party goods product lines by discontinuing the manufacture of party goods. We intend to leverage our existing distribution strengths and continue to supply party goods to various channels, including mass merchandisers, drug, grocery and specialty retail partners. As a result of the Party Goods Transaction, we expect that we will be able to offer a broader assortment of licensed and non-licensed party goods products to our retail partners. However, we expect total sales of party goods products to be reduced as a result of this transaction. In conjunction with this transaction, we announced the closure of the party goods manufacturing and distribution facility in Kalamazoo, Michigan. Distribution of party goods will be moved to our other distribution facilities.

The transactions and activities discussed above generated significant gains, losses and expenses during 2010 as detailed below:

	Party Goods	Mexico	Retail
	Transaction	Shut Down	Disposition	Total

Net sales	$-	$0.7	$-	$0.7
Material, labor and other production costs	15.6	4.4	1.0	21.0
Selling, distribution and marketing expenses	0.2	1.0	-	1.2
Administrative and general expenses	-	0.6	-	0.6
Other operating (income) expense - net	(34.2)	11.5	28.2	5.5

	$(18.4)	$18.2	$29.2	$29.0

The impact of the Party Goods Transaction includes a $34.2 million gain on the transaction and approximately $15.8 million of asset impairments and severance charges associated with the facility closure. We recorded $18.2 million associated with the shut down of the distribution facility in Mexico, including $11.3 million related to the cumulative foreign currency translation adjustment of equity that was written off upon liquidation and $6.9 million of severance, asset impairments and other closing expenses. We generated a loss on the disposition of the Retail Operations segment of $29.2 million.

In addition to the operating income improvements from the above strategic actions, also contributing to our improved operating results were the benefits we realized during the year from our continued focus on the efficiency of our operations, including tightened control of overhead costs and reductions in supply chain, scrap, and distribution costs due to an improved balance of card unit shipments with card unit net sales. During 2010, we also realized the benefits associated with the elimination of approximately 275 positions during the prior year fourth quarter.

We recognized net income of $81.6 million in 2010 compared to a net loss of $227.8 million in 2009, on total revenue of $1.64 billion in 2010 compared to $1.69 billion in 2009.

Foreign currency movements and the change in business mix were the primary drivers of the lower consolidated revenues of approximately $55 million. Partially offsetting these decreases was a reduction of certain deferred cost reserves of approximately $14 million. This lower reserve balance is the result of improvements in the historical trends and a reduced average term. See “Critical Accounting Policies” for additional information. Unfavorable foreign currency movements, due to a strengthening of the U.S. dollar, accounted for slightly more than half of the total revenue decline, at approximately $31 million. In addition, the revenue loss from the Retail Operations segment divestiture was only partially offset by the revenue additions associated with the RPG and Papyrus acquisitions, for a net decrease of approximately $29 million.

Operating income for 2010 was $139.1 million compared to an operating loss of $253.2 million in 2009. In addition to the improvements and charges discussed above, 2010 operating income included a benefit related to certain company-owned life insurance programs, a charge related to the settlement of a legal claim and significantly more variable compensation expense than during 2009 due to the considerably higher level of net income. For a description of the legal claim and the settlement thereof, see Part I, “Item 3. Legal Proceedings.”

The prior year operating loss included goodwill, intangible and fixed assets impairments totaling approximately $296 million, caused primarily by the global economic slowdown and our declining stock price during the prior year fourth quarter.

Our improvement was broad based as all reporting segments experienced higher operating income in 2010 compared to 2009. The North American Social Expression Products and the International Social Expression Products segments both reported higher revenues, with everyday cards driving the improvement in the North American Social Expression Products segment and non-card product, as a result of new product introductions, causing growth in the International Social Expression Products segment. The AG Interactive segment reported lower revenues compared to the prior year primarily due to lower advertising revenue within our online product group, as market conditions for on-line advertising remained soft throughout the year.

RESULTS OF OPERATIONS

Comparison of the years ended February 28, 2010 and 2009

In 2010, net income was $81.6 million, or $2.03 per diluted share, compared to a net loss of $227.8 million, or $4.89 per diluted share, in 2009.

Our results for 2010 and 2009 are summarized below:

		% Total		% Total
(Dollars in thousands)	2010	Revenue	2009	Revenue

Net sales	$1,598,292	97.7%	$1,646,399	97.4%
Other revenue	37,566	2.3%	44,339	2.6%

Total revenue	1,635,858	100.0%	1,690,738	100.0%
Material, labor and other production costs	713,075	43.6%	809,956	47.9%
Selling, distribution and marketing expenses	507,960	31.0%	618,899	36.6%
Administrative and general expenses	276,031	16.9%	226,317	13.4%
Goodwill and other intangible assets impairment	-	0.0%	290,166	17.2%
Other operating income — net	(310)	(0.0%)	(1,396)	(0.1%)

Operating income (loss)	139,102	8.5%	(253,204)	(15.0%)
Interest expense	26,311	1.6%	22,854	1.4%
Interest income	(1,676)	(0.1%)	(3,282)	(0.2%)
Other non-operating (income) expense — net	(6,487)	(0.4%)	2,157	0.1%

Income (loss) before income tax expense (benefit)	120,954	7.4%	(274,933)	(16.3%)
Income tax expense (benefit)	39,380	2.4%	(47,174)	(2.8%)

Net income (loss)	$81,574	5.0%	$(227,759)	(13.5%)

Revenue Overview

Consolidated net sales in 2010 were $1.60 billion, compared to $1.65 billion in the prior year. This 2.9%, or approximately $48 million, decrease was primarily the result of lower net sales in our Retail Operations segment of approximately $158 million, unfavorable foreign currency translation of approximately $31 million and a decrease in net sales in our AG Interactive segment of approximately $3 million. These decreases were partially offset by higher net sales in our North American Social Expression Products segment of approximately $140 million and increased net sales in our International Social Expression Products segment of approximately $4 million due to improved sales of gifting and other non-card products.

Net sales of our North American Social Expression Products segment increased approximately $140 million compared to the prior year. Greeting cards improved approximately $169 million, due to the acquisitions of RPG and Papyrus, which added approximately $129 million, as well as growth in our legacy greeting card business of approximately $26 million and the impact of lower deferred cost reserves of approximately

$14 million. This increase was partially offset by lower accessories sales of approximately $24 million, including gift packaging, calendars and party goods, as well as lower sales of approximately $5 million in Mexico as we began winding down our operations there in the third quarter of 2010.

Net sales of our Retail Operations segment decreased approximately $158 million due to the sale of this business in April 2009. Approximately $12 million of sales is included in 2010 compared to approximately $170 million of sales in the prior year.

Net sales of our AG Interactive segment decreased approximately $3 million compared to 2009. The decrease is due primarily to lower e-commerce revenue in our digital photography product group and lower advertising revenue in our online product group, as market conditions continue to be challenging, partially offset by increased subscription revenue in our online product group.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2010	2009

Everyday greeting cards	48%	43%
Seasonal greeting cards	23%	22%
Gift packaging	14%	14%
All other products*	15%	21%

* The “all other products” classification includes, among other things, giftware, party goods, calendars, custom display fixtures, stickers, online greeting cards and other digital products.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $6.7 million from $44.3 million during 2009 to $37.6 million in 2010.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2010 and 2009 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2010	2009	2010	2009	2010	2009

Unit volume	7.2%	1.7%	6.7%	3.4%	7.0%	2.2%
Selling prices	1.4%	(1.5%)	(1.6%)	(5.3%)	0.4%	(2.7%)
Overall increase / (decrease)	8.7%	0.2%	5.0%	(2.1%)	7.5%	(0.5%)

During 2010, combined everyday and seasonal greeting card sales less returns improved 7.5%, compared to the prior year, with increases coming from both everyday and seasonal cards. The overall increase was driven by the RPG and Papyrus acquisitions.

Everyday card sales less returns were up 8.7%, compared to the prior year, as a result of increases in both unit volume and selling prices of 7.2% and 1.4%, respectively. The increase in unit volume was the result of the RPG and Papyrus acquisitions. Increased selling prices were driven primarily by our North American Social Expression Products segment where higher priced technology and Papyrus cards are continuing to improve average prices despite the growing volume of value line cards.

Seasonal card sales less returns increased 5.0% compared to the prior year as a result of increases in unit volume of 6.7%. This increase in unit volume was driven by the acquisitions of RPG and Papyrus as well as improvements in the Easter, Christmas and Father’s Day seasonal programs. The decrease in selling prices of 1.6% related primarily to the continued mix shift towards value priced cards across most seasonal programs and a more balanced offering of technology cards.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2010 were $713.1 million, a decrease from $810.0 million in 2009. As a percentage of total revenue, these costs were 43.6% in 2010 compared to 47.9% in 2009. The decrease of $96.9 million is driven by our continued focus on the efficiency of our operations, including tightened control of costs, reductions in supply chain, scrap, and distribution costs due to an improved balance of card unit shipments with card unit net sales, a favorable change in the product mix, and a favorable foreign currency translation impact of approximately $16 million. The favorable product mix of approximately $27 million is primarily due to a sales shift towards lower cost card products versus non-card products. This shift to a higher mix of greeting cards was due to the acquisition of RPG and Papyrus as well as increased net sales within our legacy greeting card business, as well as lower sales of gift packaging, calendars and party goods products. The disposition of the Retail Operations segment, which sold many non-card gifting products, also contributed to the favorable mix. The lower costs are also attributable to decreased scrap and shrink ($23 million) and the LIFO liquidation ($13 million) that we experienced during the year as a result of improved inventory management. The remaining decrease of approximately $17 million is attributable to lower product input costs, realization of other cost savings initiatives put in place during the fourth quarter of 2009 and a favorable volume variance. The prior year included costs ($5 million) associated with the conversion to our new Canadian line of cards and expenses ($16 million) associated with our production of film-based entertainment, both of which did not recur in 2010. Partially offsetting these decreases were current year impairment and severance charges related to the closure of the Kalamazoo, Michigan facility ($16 million) and inventory charges associated with the wind down of our Mexico distribution facility ($4 million).

Selling, distribution and marketing expenses (“SDM”) were $508.0 million in 2010, decreasing from $618.9 million in the prior year. The decrease of $110.9 million is due to lower spending ($97 million) and favorable foreign currency translation ($14 million). The decreased spending is a result of the elimination of the costs to operate our retail stores ($98 million) due to the disposition of those stores during the first quarter of 2010, reduced supply chain costs ($36 million), specifically freight and distribution costs, due to a decrease in units shipped, as well as less expenses in our licensing business ($11 million). The lower expenses in our licensing business are attributable to the benefits from prior year overhead reductions and less agency fees in line with the decrease in royalty revenue in 2010. These favorable variances were substantially offset by ongoing SDM expenses ($48 million) from our recent RPG and Papyrus acquisitions.

Administrative and general expenses were $276.0 million in 2010, an increase from $226.3 million in 2009. The $49.7 million increase is due to increased spending ($53 million) offset by favorable foreign currency translation impacts ($3 million). The increase in spending is primarily driven by variable compensation expense ($47 million) which includes bonus, profit-sharing contributions, and 401(k) matching contributions and the settlement of a legal claim ($24 million). The prior year included a nominal amount of variable compensation expenses, as we did not meet the 2009 operating results required to make these variable compensation payments. These increases were partially offset by a corporate-owned life insurance benefit ($10 million) due to higher than average death benefit income reported by our third party administrators, lower bad debt expense ($4 million) and savings from prior year cost reduction initiatives.

During the prior year, goodwill and other intangible assets impairment charges of $290.2 million were recorded. In the third quarter of 2009, indicators emerged during the period that led us to conclude that an impairment test was required prior to the annual test. As a result, impairment was recorded for a reporting unit in the International Social Expression Products segment, located in the U.K., and in our AG Interactive segment. The goodwill impairment charge recorded in the U.K. was $82.1 million, which represented all of the goodwill for this reporting unit. The goodwill and intangible assets impairment charge for the AG Interactive segment was $160.1 million, which included all of the goodwill for AG Interactive. An additional impairment analysis was performed at the end of the fourth quarter of 2009 as a result of the continued significant deterioration of the global economic environment and the decline in the price of our common shares. Based on that analysis, we recorded goodwill charges of $47.9 million, which included all the goodwill for our North American Greeting Card Division (“NAGCD”). NAGCD is part of our North American Social Expression Products segment.

Interest expense was $26.3 million in 2010, compared to $22.9 million in 2009. The increase of $3.4 million is attributable to increased borrowings on the new 7.375% notes and the $100 million term loan facility that were issued and drawn down, respectively, during the fourth quarter of 2009. These increases were partially offset by decreased borrowings on our revolving credit facility.

Other operating income — net was $0.3 million in 2010 compared to $1.4 million in 2009. The current year includes a loss of approximately $28 million on the sale of our retail stores to Schurman and a net loss of approximately $8.6 million on the recognition of cumulative foreign currency translation adjustments related to the shutdown of our distribution facility in Mexico and the liquidation of an operation in France. These losses were partially offset by a gain of approximately $34 million associated with the Party Goods Transaction.

Other non-operating (income) expense — net was income of $6.5 million during 2010 compared to expense of $2.2 million in 2009. The $8.7 million increase in income is due primarily to a swing from foreign exchange loss in the prior year to a gain in the current year.

The effective tax rate was 32.6% and 17.2% during 2010 and 2009, respectively. The lower than statutory rate in the current year is primarily a result of the favorable effect of the wind down of our operations in Mexico, settlements with taxing authorities in foreign jurisdictions and the benefit of certain tax free proceeds from company-owned life insurance. The lower effective tax rate in the prior year is primarily related to the goodwill impairment and its impact on the pretax loss in that period as only a portion of the charge was deductible for tax purposes.

Segment Results

We review segment results, including the evaluation of management performance, using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations from operating performance. The 2010 segment results below are presented using our planned foreign exchange rates, which were set at the beginning of the year. In addition, 2009 segment results have been recast to reflect the 2010 foreign exchange rates for a consistent presentation. Refer to Note 16, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “Income (loss) from continuing operations before income tax expense (benefit).”

North American Social Expression Products Segment

(Dollars in thousands)	2010	2009	% Change

Total revenue	$1,226,746	$1,086,940	12.9%
Segment earnings	232,794	67,107	246.9%

Total revenue of our North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, increased $139.8 million during 2010 compared to 2009. The majority of the revenue improvement is attributable to higher sales of greetings cards, from both the acquisition of RPG and Papyrus, which added approximately $129 million, as well as growth in our legacy greeting card business, which increased by approximately $26 million and the impact of lower deferred cost reserves of approximately $14 million. The increased revenue from greeting cards was partially offset by lower sales in our gift packaging, calendar and party goods product lines of approximately $24 million. Additionally, the current year includes the impact of lower revenue from our operations in Mexico of approximately $5 million as we moved to a third party distribution business model during the third quarter.

Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $165.7 million in the current year compared to 2009. Higher net sales combined with improvements in product mix, lower input costs and other cost savings initiatives provided benefits of approximately $35 million. An improved balance of card unit shipments compared to card unit net sales reduced supply chain, scrap and distribution costs by approximately $63 million. The gain on the sale of certain assets, equipment and processes of the DesignWare party goods product lines in conjunction with the Party Goods Transaction resulted in a gain of approximately $34 million. Segment earnings were also favorably impacted by a reduction of certain deferred cost reserves of approximately $14 million. The LIFO liquidation resulting from better inventory management of approximately $13 million and approximately $7 million in savings recognized from reductions in non-income tax expenses positively impacted earnings. Also contributing to the current year favorability was the prior year goodwill impairment charge of $48 million, which unfavorably impacted the 2009 earnings. Partially offsetting these improvements were the impairment and severance charges of approximately $16 million recorded in connection with closing of the Kalamazoo, Michigan facility, increased variable compensation expense of approximately $17 million and approximately $18 million associated with the shut down of the distribution facility in Mexico.

International Social Expression Products Segment

(Dollars in thousands)	2010	2009	% Change

Total revenue	$209,974	$205,687	2.1%
Segment earnings (loss)	13,778	(60,206)	-

Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $4.3 million, or 2.1% during 2010, compared to the prior year. The revenue improvement is primarily attributable to improved sales of non-card products as a result of new product introductions.

Segment earnings, excluding the impact of foreign exchange, increased $74.0 million from a loss of $60.2 million in 2009 to earnings of $13.8 million during the current year. The increase is primarily the result of the goodwill impairment charge of approximately $59 million (approximately $82 million reported above less approximately $23 million of foreign currency based on the consistent exchange rates utilized for segment reporting purposes) that was recorded during the third quarter of 2009. The remaining increase is attributable to the cost reduction initiatives implemented during 2009, higher sales in the current year, customer sales mix and charges taken in the prior year as a result of the bankruptcy of a major customer.

Retail Operations Segment

(Dollars in thousands)	2010	2009	% Change

Total revenue	$11,727	$170,066	(93.1%)
Segment loss	(34,830)	(19,727)	(76.6%)

In April 2009, we sold our retail store assets to Schurman. As a result, 2010 included results for the portion of the period that we operated the stores as well as the loss on disposition.

Total revenue, excluding the impact of foreign exchange, in our Retail Operations segment decreased $158.3 million for 2010, compared to the prior year period due to the disposition.

Segment earnings, excluding the impact of foreign exchange, was a loss of $34.8 million in 2010, compared to a loss of $19.7 million during 2009. The segment loss for the current year included a $28 million loss on the disposition and approximately $1 million of severance expense as a result of the disposition of the stores.

AG Interactive Segment

(Dollars in thousands)	2010	2009	% Change

Total revenue	$78,955	$81,615	(3.3%)
Segment earnings (loss)	10,586	(156,325)	-

Total revenue of our AG Interactive segment for 2010, excluding the impact of foreign exchange, was $79.0 million compared to $81.6 million in the prior year. The lower revenue is due primarily to lower e-commerce revenue in our digital photography product group and lower advertising revenue in our online product group, as market conditions continue to be challenging, partially offset by increased subscription revenue in our online product group. At the end of 2010, AG Interactive had approximately 3.9 million online paid subscriptions versus 4.1 million at the prior year-end.

Segment earnings, excluding the impact of foreign exchange, were $10.6 million in 2010 compared to a loss of $156.3 million during the prior year. The increase of $166.9 million compared to the prior year is primarily attributable to the goodwill and intangible asset impairments of approximately $153 million (approximately $160 million reported above less approximately $7 million of foreign currency based on the consistent exchange rates utilized for segment reporting purposes). The current year includes a benefit of approximately $3 million related to the currency translation adjustment of equity that was recognized in conjunction with the liquidation of an operation in France. Also contributing to the improvement in the current year are benefits of cost reduction efforts taken towards the end of the prior fiscal year and less intangible asset amortization expense as a result of the intangible asset impairment recorded during the prior year.

Unallocated Items

Centrally incurred and managed costs, excluding the impact of foreign exchange, totaled $116.1 million and $84.0 million in 2010 and 2009, respectively, and are not allocated back to the operating segments. The unallocated items included interest expense for centrally incurred debt of $26.3 million and $22.9 million in 2010 and 2009, respectively, and domestic profit-sharing expense of $9.3 million in 2010. We did not incur profit-sharing expense during 2009 based on the operating results in the year. Unallocated items also included stock-based compensation expense in accordance with ASC Topic 718 (“ASC 718”), “Stock Compensation” of $5.8 million and $4.4 million in 2010 and 2009, respectively. In 2010, unallocated items included the negotiated settlement of a lawsuit totaling $24.0 million, all of which was paid as of February 28, 2010. In addition, unallocated items included costs associated with corporate operations including the senior management staff, corporate finance, legal and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $50.7 million and $56.7 million in 2010 and 2009, respectively.

Comparison of the years ended February 28, 2009 and February 29, 2008

In 2009, net loss was $227.8 million, or $4.89 per diluted share, compared to net income of $83.0 million, or $1.52 per diluted share, in 2008.

Our results for 2009 and 2008 are summarized below:

		% Total		% Total
(Dollars in thousands)	2009	Revenue	2008	Revenue

Net sales	$1,646,399	97.4%	$1,730,784	97.4%
Other revenue	44,339	2.6%	45,667	2.6%

Total revenue	1,690,738	100.0%	1,776,451	100.0%
Material, labor and other production costs	809,956	47.9%	780,771	43.9%
Selling, distribution and marketing expenses	618,899	36.6%	621,478	35.0%
Administrative and general expenses	226,317	13.4%	246,722	13.9%
Goodwill and other intangible assets impairment	290,166	17.2%	-	0.0%
Other operating income — net	(1,396)	(0.1%)	(1,325)	(0.1%)

Operating (loss) income	(253,204)	(15.0%)	128,805	7.3%
Interest expense	22,854	1.4%	20,006	1.1%
Interest income	(3,282)	(0.2%)	(7,758)	(0.4%)
Other non-operating expense (income) — net	2,157	0.1%	(7,411)	(0.4%)

(Loss) income from continuing operations
before income tax (benefit) expense	(274,933)	(16.3%)	123,968	7.0%
Income tax (benefit) expense	(47,174)	(2.8%)	40,648	2.3%

(Loss) income from continuing operations	(227,759)	(13.5%)	83,320	4.7%
Loss from discontinued operations, net of tax	-	0.0%	(317)	(0.0%)

Net (loss) income	$(227,759)	(13.5%)	$83,003	4.7%

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

Net sales of our North American Social Expression Products segment decreased approximately $31 million. The majority of the decrease is attributable to decreased sales of our gift packaging and party goods product lines of approximately $37 million and $11 million, respectively. Also contributing to the decrease was a decline in specialty product sales, which include stationery, calendars and stickers, of approximately $7 million. These decreases were partially offset by the favorable impact of fewer SBT implementations during the year and the favorable impact of an SBT implementation completed during the year that had previously been estimated, which together increased net sales by approximately $28 million in 2009 compared to 2008.

The Retail Operations segment’s net sales decreased approximately $14 million due to both the decrease in same-store sales of 4% and the reduction in stores.

Net sales of our International Social Expression Products segment decreased approximately $5 million. The decrease during the year is primarily attributable to reduced sales in the U.K. due to the recent bankruptcy of a major customer; a buying freeze implemented by another major customer, including on our everyday products; and a general decline in seasonal and everyday card sales to most customers during the fourth quarter. This decrease was partially offset by an increase in sales of approximately $11 million from the U.K. acquisition completed during the first quarter of 2009.

The contribution of each major product category as a percentage of net sales for 2009 and 2008 was as follows:

	2009	2008

Everyday greeting cards	43%	41%
Seasonal greeting cards	22%	22%
Gift packaging	14%	15%
All other products*	21%	22%

* The “all other products” classification includes, among other things, giftware, party goods, calendars, custom display fixtures, stickers, online greeting cards and other digital products.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $1.4 million from $45.7 million in 2008 to $44.3 million in 2009. We entered into agreements to sell our Strawberry Shortcake and Care Bears properties for net proceeds to us of approximately $76.0 million. The transactions failed to close and have resulted in three separate legal proceedings involving us and our subsidiary, TCFC. See Note 2 to the Consolidated Financial Statements as well as Part I, “Item 3. Legal Proceedings” for further information.

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

Expense Overview

MLOPC for 2009 were $810.0 million, an increase from $780.8 million in 2008. As a percentage of total revenue, these costs were 47.9% in 2009 compared to 43.9% in 2008. The increase of $29.2 million is due to unfavorable mix ($17 million) and spending variances ($44 million) partially offset by favorable volume variances ($12 million) due to the lower sales volume and the impact of foreign currency translation ($20 million). The unfavorable spending variances are primarily attributable to higher scrap and shrink ($19 million) and increased expenses ($11 million) associated with our production of film-based entertainment, which is used to support our merchandise licensing strategies by increasing the awareness of our properties within the target audience. Costs ($5 million) associated with the conversion to our new Canadian line of cards and increased severance expenses ($3 million) during the year also contributed to the unfavorable variances. The unfavorable mix is due to a shift toward cards with more content, including music, lights and other embellishments.

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

Administrative and general expenses were $226.3 million in 2009, compared to $246.7 million in 2008. The $20.4 million decrease in expense in 2009 is due to reduced spending ($16 million) and favorable foreign currency translation impacts ($4 million). The lower spending is primarily the result of decreased variable compensation expenses ($29 million) including management bonuses and profit-sharing contributions. The operating results during the year did not meet the 2009 operating results required to make these variable compensation payments. This decrease was partially offset by an increase in bad debt expense ($6 million) partially due to the recent bankruptcy of a major customer in the U.K., increased amortization of intangible assets ($3 million) due to the acquisitions in both 2009 and 2008 and increased business taxes ($4 million) due primarily to revised assessment values for certain personal property.

Goodwill and other intangible assets impairment charges of $290.2 million were recorded in 2009. In the third quarter of 2009, indicators emerged during the period that led us to conclude that an impairment test was required prior to the annual test. As a result, impairment was recorded for a reporting unit in the International Social Expression Products segment, located in the U.K., and in our AG Interactive segment. The goodwill impairment charge recorded in the U.K. was $82.1 million, which represents all of the goodwill for this reporting unit. The goodwill and intangible assets impairment charge for the AG Interactive segment was $160.8 million, which includes all of the goodwill for AG Interactive. An additional impairment analysis was performed at the end of the fourth quarter of 2009 as a result of the continued significant deterioration of the global economic environment and the decline in the price of our common shares. Based on that analysis, we recorded goodwill impairment charges of $47.9 million, which includes all the goodwill for our NAGCD and $0.1 million, which includes all the goodwill for our fixtures business. NAGCD is part of our North American Social Expression Products segment and the fixtures business is included in non-reportable segments. Also, in the fourth quarter, the estimated AG Interactive goodwill impairment charge recorded in the third quarter was finalized which resulted in a credit of $0.7 million being recorded due to final purchase accounting adjustments in the fourth quarter.

Interest expense was $22.9 million in 2009, compared to $20.0 million in 2008. The increase of $2.9 million is primarily attributable to increased borrowings on our revolving credit facility ($4 million) and the accounts receivable securitization facility ($1 million) in the period. These increases were partially offset by interest savings ($1 million) associated with the reduced balance outstanding of our 6.10% notes as well as reduced fees for our credit and accounts receivable facilities. The reduction in commitment fees is primarily due to increased borrowings under the facilities.

Other non-operating expense (income) — net was expense of $2.2 million in 2009 compared to income of $7.4 million in 2008. The decrease of $9.6 million is due to a swing of approximately $8 million from a foreign exchange gain in 2008 to a loss in 2009 and to the loss of approximately $3 million on our investment in debt securities.

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

Segment Results

We review segment results, including the evaluation of management performance, using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations from operating performance. The segment results of prior years have been recast to reflect the 2010 foreign exchange rates for a consistent presentation. Refer to Note 16, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “Income (loss) from continuing operations before income tax expense (benefit).”

North American Social Expression Products Segment

(Dollars in thousands)	2009	2008	% Change

Total revenue	$1,086,940	$1,118,342	(2.8%)
Segment earnings	67,107	173,955	(61.4%)

In 2009, total revenue of the North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, decreased $31.4 million, or 2.8%, from 2008. The decrease is primarily attributable to lower sales of our gift packaging ($37 million) and party goods ($11 million) product lines. Also contributing to the decrease was a decline in specialty product sales ($7 million), which include stationery, calendars and stickers. Sales of our everyday and seasonal cards remained relatively flat compared to prior year sales. These decreases were partially offset by the favorable impact of fewer SBT implementations during the year and the favorable impact of an SBT implementation completed during the year that had previously been estimated, which together increased net sales by approximately $28 million in 2009 compared to 2008.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $106.8 million, or 61.4%, in 2009 compared to the prior year. Approximately half of the decrease is attributable to the goodwill impairment charge ($48 million) recorded in the fourth quarter. Also contributing to the decrease are lower margins and increased supply chain costs of approximately $12 million. The lower margins are a result of a shift in product mix toward cards with more content, including music, lights and other embellishments. The additional supply chain spending, specifically freight and distribution costs, is due to an increase in card units shipped. The remaining decrease in earnings is attributable to an increase in SBT scrap costs.

International Social Expression Products Segment

(Dollars in thousands)	2009	2008	% Change

Total revenue	$205,687	$211,191	(2.6%)
Segment (loss) earnings	(60,206)	15,979	-

Total revenue of the International Social Expression Products segment, excluding the impact of foreign exchange, decreased $5.5 million, or 2.6%, in 2009 compared to 2008. The majority of the decrease is due to lower sales in the U.K., which is attributable to the significant decreases in the sales of everyday and seasonal cards, particularly during the fourth quarter. Everyday card sales were down across the customer base and were accentuated by the bankruptcy of a major customer in the third quarter of 2009, a buying freeze implemented by a second major customer and lost shelf space with a third major customer. The seasonal card decline was the result of decreased sales in the Christmas and Valentine’s Day seasonal programs and year-over-year timing differences related to the Easter and Mother’s Day programs. These decreases were partially offset by an increase in revenue ($11 million) from the U.K. acquisition completed during the first quarter of 2009.

Segment earnings, excluding the impact of foreign exchange, decreased $76.2 million from income of $16.0 million in 2008 to a loss of $60.2 million in 2009. This decrease is mainly attributable to the goodwill impairment charge of approximately $59 million (approximately $82 million reported above less approximately $23 million of foreign currency based on the consistent exchange rates utilized for segment reporting purposes). The remaining decrease in earnings was a result of the lower card sales, severance charges ($5 million) associated with headcount reductions and facility reorganizations and charges related to the recent bankruptcy of a major customer in the U.K.

Retail Operations Segment

(Dollars in thousands)	2009	2008	% Change

Total revenue	$170,066	$184,099	(7.6%)
Segment loss	(19,727)	(5,011)	-

The Retail Operations segment exhibits considerable seasonality, which is typical for most retail store operations. A significant amount of the total revenue and segment earnings occur during the fourth quarter in conjunction with the major holiday seasons.

Total revenue in our Retail Operations segment, excluding the impact of foreign exchange, decreased $14.0 million, or 7.6%, year over year. Total revenue at stores open one year or more was down 4.0%, or approximately $7 million, from 2008. This sales decline occurred primarily during the final four months of the year as consumer spending decreased due to the severity of the economic downturn. Also contributing to the decrease is the reduction in store doors as the average number of stores was approximately 5% less than in the prior year period. During the fourth quarter of 2009, approximately 70 underperforming stores were closed.

Segment loss, excluding the impact of foreign exchange, was $19.7 million in 2009 compared to $5.0 million in 2008. Earnings during 2009 were unfavorably impacted by the lower sales level and a weakening of gross margins as a result of more promotional pricing. Gross margins decreased by approximately 3.6 percentage points. Also contributing to the decrease in earnings were the fixed asset impairment charges recorded during the year. Due to weak performance in certain of our stores and the anticipated store closures, long-lived assets within the segment were reviewed. As a result, impairment charges of approximately $5 million were recorded compared to fixed asset impairment charges of approximately $1 million in 2008.

AG Interactive Segment

(Dollars in thousands)	2009	2008	% Change

Total revenue	$81,615	$75,637	7.9%
Segment (loss) earnings	(156,325)	5,974	-

Total revenue, excluding the impact of foreign exchange, increased $6.0 million, or 7.9%, from 2008. This increase is primarily due to the digital photography acquisitions completed during the second half of 2008. Digital photography revenue contributed approximately $13 million to the increase. This increase was offset by reduced sales in the online product group ($7 million) as increases in subscription revenue were more than offset by reduced advertising revenue. At the end of 2009, AG Interactive had approximately 4.1 million paid subscriptions versus 3.8 million in 2008.

Segment earnings, excluding the impact of foreign exchange, decreased $162.3 million from income of $6.0 million in 2008 to a loss of $156.3 million in 2009. This decrease was a direct result of the goodwill and intangible asset impairments of $160.1 million discussed above. The remaining decrease is attributable to severance charges ($2 million) due to the headcount reductions during 2009 and expenses incurred associated with the digital photography product line, including marketing, intangible asset amortization and technology costs.

Unallocated Items

Centrally incurred and managed costs, excluding the impact of foreign exchange, totaled $84.0 million and $83.0 million in 2009 and 2008, respectively, and are not allocated back to the operating segments. The unallocated items included interest expense for centrally incurred debt of $22.9 million and $20.0 million in 2009 and 2008, respectively, and domestic profit-sharing expense of $5.2 million in 2008. We did not incur profit-sharing expense during 2009 based on the operating results in the year. Unallocated items also included stock-based compensation expense in accordance with ASC 718 of $4.4 million and $6.5 million in 2009 and 2008, respectively. In addition, unallocated items included costs associated with corporate operations including the senior management staff, corporate finance, legal and human resource functions, as well as insurance programs and other strategic costs. These costs totaled $56.7 million and $51.3 million in 2009 and 2008, respectively.

Liquidity and Capital Resources

Operating Activities

During the year, cash flow from operating activities provided cash of $197.5 million compared to $73.0 million in 2009, an increase of $124.5 million. Cash flow from operating activities for 2009 compared to 2008 resulted in a decrease of $170.5 million from $243.5 million in 2008.

Other non-cash charges were $18.3 million during 2010 compared to $8.3 million in 2009. The increase is primarily due to an approximately $8.6 million loss on foreign currency translation adjustments that were reclassified to earnings upon liquidation of our distribution operation in Mexico and an operation in France. Other non-cash charges in 2010 also included $5.8 million of stock-based compensation expense.

Accounts receivable, net of the effect of acquisitions and dispositions, was a use of cash of $56.1 million in 2010 compared to $6.5 million in 2009 and a source of cash of $41.7 million in 2008. As a percentage of the prior twelve months’ net sales, net accounts receivable was 8.5% at February 28, 2010, compared to 4.7% at February 28, 2009. The current year use of cash is due to higher accounts receivable balances in the North American Social Expression Products segment of approximately $49 million and the International Social Expression Products segment of approximately $8 million. Within the North American Social Expression Products segment, approximately half of the increase is due to a combination of higher fourth quarter sales and the acquisition of RPG and Papyrus. The remaining amount in the North American Social Expression Products segment and the amount in the International Social Expression Products segment is related to the timing of collections from certain customers compared to the prior year period.

Inventories, net of the effect of acquisitions and dispositions, provided a source of cash of $14.9 million in 2010, compared to $2.9 million in 2009 and a use of cash of $28.9 million in 2008. The decrease in inventory, thus a source of cash, in 2010 from 2009 is attributable to the North American Social Expression Products segment, which lowered inventory levels for all product categories. The increase in inventory, thus a use of cash, in 2008 from 2007 is attributable to the North American Social Expression Products segment, primarily due to the increase in technology cards and the inventory build related to the new Canadian product line.

Other current assets, net of the effect of acquisitions and dispositions, were a source of cash of $17.0 million during 2010, compared to $17.6 million in 2009 and $26.3 million in 2008. The current year cash generation is attributable to the use of trust assets to fund active medical claim expenses. The activity in 2009 and 2008 is primarily attributable to a $90 million receivable recorded as part of the termination of several long-term supply agreements in fiscal 2007. Approximately $60 million of this receivable was collected in the fourth quarter of 2007 and the balance was received in 2008 and 2009.

Deferred costs — net generally represents payments under agreements with retailers net of the related amortization of those payments. During 2010, 2009 and 2008, amortization exceeded payments by $18.4 million, $27.6 million and $38.5 million, respectively. In 2008, deferred costs — net also included the impact of a reduction of deferred contract costs of approximately $15 million associated with the termination of a long-term supply agreement and related refund received. See Note 10 to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities, net of the effect of acquisitions and dispositions, provided $14.2 million of cash in 2010 compared to using $67.5 million of cash in 2009 and providing $18.9 million of cash in 2008. The change was attributable primarily to the difference in variable compensation payments and accruals in the year ended February 28, 2010 compared to the year ended February 28, 2009. The prior year period included the payment of variable compensation from the year ended February 29, 2008, plus a nominal accrual at February 28, 2009 due to the expectation that 2009 compensation performance targets would not be met, thus a large use of cash in the prior year period. The current year includes nominal cash payments related to the year end February 28, 2009, as such targets were not met, plus larger than normal accruals at February 28, 2010, since we exceeded our previously established compensation performance targets for the year, thus a large source of cash.

Investing Activities

Cash used by investing activities was $40.0 million during 2010 compared to $137.3 million during 2009 and $125.6 million during 2008. The use of cash in the current year is primarily related to cash payments for business acquisitions and capital expenditures. During fiscal 2010, we acquired the Papyrus brand and its related wholesale business division from Schurman. At the same time, we sold the assets of our Retail Operations segment to Schurman and acquired an equity interest in Schurman. Cash paid, net of cash acquired, was $14.0 million. Also, in fiscal 2010, we paid $5.3 million of acquisition costs related to RPG, which we acquired in the fourth quarter of 2009. Partially offsetting these uses of cash were proceeds of $4.7 million from the sale of our calendar and candy product lines and $1.1 million from the sale of fixed assets.

Capital expenditures totaled $26.6 million, $55.7 million and $56.6 million in 2010, 2009 and 2008, respectively. We currently expect 2011 capital expenditures to total in the range of $35 million to $45 million.

The use of cash during 2009 was primarily related to investments in debt securities, business acquisitions and capital expenditures. During the second quarter of 2009, we paid $44.2 million to acquire, at a substantial discount, first lien debt securities of RPG. During the fourth quarter of 2009, we acquired all of the issued and outstanding capital stock of RPG for a combination of cash, long-term debt and the contribution of the debt securities that we acquired during the second quarter of 2009. The cash paid as a result of this transaction, net of cash acquired, was $22.3 million. We also issued approximately $55 million of long-term debt (with a fair market value of approximately $28 million) and relinquished the RPG first lien debt securities (with a fair market value of approximately $41 million), which we had previously purchased for $44.2 million.

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

Financing Activities

Financing activities used $86.5 million of cash in 2010 compared to providing $23.0 million of cash in 2009 and using $146.9 million in 2008. The current year amount relates primarily to net repayments of long-term debt borrowings of $62.4 million as well as share repurchases and dividend payments. During 2010, $5.8 million was paid to repurchase approximately 1.5 million Class A common shares under our repurchase program. In addition to the repurchases under the Class A common share repurchase program, $6.0 million was paid to repurchase approximately 0.3 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. We paid $19.0 million for dividends, which were declared in February 2009, June 2009, September 2009 and December 2009. We paid dividends totaling $22.6 million and $21.8 million in 2009 and 2008, respectively.

In 2009, the cash provided by financing activities related primarily to additional long-term debt borrowings of $141.5 million partially offset by share repurchases and long-term debt repayments. During 2009, $73.8 million was paid to repurchase approximately 7.9 million shares under our Class A common share repurchase programs and $0.2 million was paid to repurchase approximately 10,000 Class B common shares, in accordance with our Amended and Restated Articles of Incorporation. During the second quarter of 2009, $22.5 million was paid upon exercise of the put option on our 6.10% senior notes.

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

Our receipt of the exercise price on stock options provided $6.7 million, $0.5 million and $27.2 million in 2010, 2009 and 2008, respectively.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $530 million at February 28, 2010. This included our $450 million senior secured credit facility and our $80 million accounts receivable securitization facility. We had $99.3 million outstanding under the term loan facility and no borrowing outstanding under the revolving credit facility at February 28, 2010. In addition to these borrowings, we had, in the aggregate, $46.2 million outstanding under letters of credit, which reduces the total credit availability thereunder as of February 28, 2010.

The credit agreement includes a $350 million revolving credit facility and a $100 million term loan. The obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings and each of our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our first tier foreign subsidiaries. The revolving credit facility will mature on April 4, 2011, and any outstanding term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 3, 2009, with the balance payable on April 4, 2013.

Although our revolving credit facility does not mature until April 4, 2011 and the term loan does not mature until April 2013, during fiscal 2011 we anticipate refinancing this indebtedness. Depending on market conditions at the time of the refinancing, our interest and other costs with respect to these borrowing arrangements may increase, and our covenants may change, as compared to the interest and costs we pay, and the covenants to which we are subject, under the current revolving credit facility and term loan.

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

We are also party to an amended and restated receivables purchase agreement with available financing of up to $80 million. Under the amended and restated receivables purchase agreement, American Greetings and certain of its subsidiaries sell accounts receivable to AGC Funding Corporation (“AGC Funding”), a wholly-owned, consolidated subsidiary of American Greetings Corporation, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

On September 23, 2009, the amended and restated receivables purchase agreement was further amended. The amendment decreased the amount of available financing under the agreement from $90 million to $80 million and allows certain receivables to be excluded from the program in connection with the exercise of rights under insurance and other products that may be obtained from time to time by American Greetings Corporation or other originators that are designed to mitigate credit risks associated with the collection of accounts receivable. The amendment also extended the maturity date to September 21, 2012; provided, however, that in addition to customary termination provisions, the receivables purchase agreement will terminate upon termination of the liquidity commitments obtained by the purchaser groups from third party liquidity providers. Such commitments may be made available to the purchaser groups for 364-day periods only (initial 364-day period began on September 23, 2009), and there can be no assurances that the third party liquidity providers will renew or extend their commitments under the receivables purchase agreement. If that is the case, the receivables purchase agreement will terminate and we will not receive the benefit of the entire three-year term of the agreement.

There were no balances outstanding under the amended and restated receivables purchase agreement as of February 28, 2010 or 2009.

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

At February 28, 2010, we were in compliance with our financial covenants under the borrowing agreements described above.

The total fair value of our publicly traded debt, based on quoted market prices, was $224.7 million (at a carrying value of $230.5 million) and $119.0 million (at a carrying value of $228.6 million) at February 28, 2010 and 2009, respectively. The carrying amount of our publicly traded debt significantly exceeded its fair value at February 28, 2009 due to the tighter U.S. credit markets. The total fair value of our non-publicly traded debt, term loan and revolving credit facility, based on comparable publicly traded debt prices, was $99.3 million (at a carrying value of $99.3 million) and $129.3 million (at a carrying value of $161.6 million) at February 28, 2010 and 2009, respectively.

We will continue to consider all options for capital deployment including growth options, capital expenditures, the opportunity to repurchase our own shares, or by reducing debt. To this end, in January 2009, we announced that our Board of Directors authorized the repurchase of up to $75 million of Class A common shares, that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. We also may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise, including strategically repurchasing our 7.375% senior unsecured notes due in 2016 at a discount to par. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of the business results in peak working capital requirements that may be financed through short-term borrowings.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 28, 2010:

	Payment Due by Period as of February 28, 2010
(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$1,000	$1,000	$1,000	$96,250	$-	$254,867	$354,117
Operating leases(1)	20,993	15,459	11,431	7,778	5,680	14,863	76,204
Commitments under customer agreements	53,701	27,303	24,500	-	-	-	105,504
Commitments under royalty agreements	11,732	9,854	10,623	3,400	3,400	11,427	50,436
Interest payments	21,789	21,056	20,759	18,934	18,794	23,627	124,959
Severance	12,797	1,229	4	-	-	-	14,030
Commitments under purchase agreements	4,500	4,500	4,500	4,500	4,500	-	22,500

	$126,512	$80,401	$72,817	$130,862	$32,374	$304,784	$747,750

(1)	Approximately $51 million of the operating lease commitments in the table above relate to retail stores acquired by Schurman that are being conditionally subleased to Schurman. The failure of Schurman to operate the retail stores successfully could have a material adverse effect on the Corporation, because if Schurman is not able to comply with its obligations under the subleases, the Corporation remains contractually obligated, as primary lessee, under those leases.

The interest payments in the above table are determined assuming the same level of debt outstanding in the future years as at February 28, 2010 for the revolving credit facility and the term loan facility at the current average interest rates for those facilities.

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 28, 2010.

Although we do not anticipate that contributions will be required in 2011 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001, we may make contributions in excess of the legally required minimum contribution level. Refer to Note 12 to the

Consolidated Financial Statements. We do anticipate that contributions will be required beginning in fiscal 2014, but those amounts have not been determined as of February 28, 2010.

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

Deferred Costs

In the normal course of our business, we enter into agreements with certain customers for the supply of greeting cards and related products. We view such agreements as advantageous in developing and maintaining business with our retail customers. The customer typically receives a combination of cash payments, credits, discounts, allowances and other incentives to be earned as product is purchased from us over the stated term of the agreement or the effective time period of the agreement to meet a minimum purchase volume commitment. These agreements are negotiated individually to meet competitive situations and therefore, while some aspects of the agreements may be similar, important contractual terms may vary. In addition, the agreements may or may not specify us as the sole supplier of social expression products to the customer.

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

For those contractual arrangements that are based upon a minimum purchase volume commitment, we periodically review the progress toward the volume commitment and estimate future sales expectations for each customer. Factors that can affect our estimate include store door openings and closings, retail industry consolidation, amendments to the agreements, consumer shopping trends, addition or deletion of participating products and product productivity. Based upon our review, we may modify the remaining amortization periods of individual agreements to reflect the changes in the estimates for the attainment of the minimum volume commitment in order to align amortization expense with the periods benefited. We do not make retroactive expense adjustments to prior fiscal years as amounts, if any, have historically not been material. The aggregate average remaining life of our contract base is 5.6 years.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with ASC Topic 350 (“ASC 350”), “Intangibles — Goodwill and Other,” goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill impairment test during the fourth quarter. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units. While we may use a variety of methods to estimate fair value for impairment testing, our primary methods are discounted cash flows and a market based analysis. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

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

New Accounting Pronouncements

In September 2006, the FASB issued ASC Topic 820 (“ASC 820”), “Fair Value Measurements and Disclosures,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB deferred the effective date of ASC 820 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. We adopted the standard for non-financial assets and liabilities on March 1, 2009.

In December 2007, the FASB issued an update to ASC Topic 805, “Business Combinations.” This update provides revised guidance on the recognition and measurement of the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. This update also expands required disclosures surrounding the nature and financial effects of business combinations. This update is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We adopted this update on March 1, 2009.

In December 2007, the FASB issued ASC Topic 810 (“ASC 810”), “Consolidation,” which establishes accounting and reporting standards for noncontrolling interests (i.e. minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Under the standard, noncontrolling interests are considered equity and should be clearly identified, presented and disclosed on the consolidated statement of financial position within equity, but separate from the parent’s equity. This guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We adopted this standard on March 1, 2009. The adoption of this standard does not materially impact our financial statements.

In April 2008, the FASB issued an update to ASC Topic 350 (“ASC 350”), “Intangibles-Goodwill and Other.” This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of this updated guidance is to improve the consistency between the useful life of a recognized intangible asset under the original guidance within ASC 350 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles (“GAAP”). This update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this updated standard on March 1, 2009 did not materially impact our financial statements.

In December 2008, the FASB issued an update to ASC Topic 715 (“ASC 715”), “Compensation-Retirement Benefits.” This update provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements and concentrations of risk. ASC 715 is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. We adopted this standard during 2010.

In April 2009, the FASB issued an update to ASC Topic 825, “Financial Instruments,” to require disclosures about fair value of financial instruments in both interim and annual financial statements. This update is effective for interim and annual periods ending after June 15, 2009, with early application permitted. We adopted this updated standard in the second quarter of 2010. Since this guidance only requires additional disclosures, adoption of the standard did not materially impact our financial statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events.” ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this standard in the second quarter of 2010. In February 2010, the FASB issued Accounting Standards Update 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is a filer with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. All of the amendments in ASU 2010-09 that are applicable to us are effective upon issuance. Our adoption of this update during the fourth quarter of 2010 did not have a material effect on our financial statements.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles,” which establishes the FASB ASC as the authoritative source of GAAP recognized by the FASB to be applied by nongovernmental entities. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. Since the

ASC does not change existing GAAP, our adoption of this standard during the third quarter of 2010 did not have a material effect on our financial statements.

In June 2009, the FASB issued a new standard pertaining to the consolidation of a variable interest entity (“VIE”) that improves financial reporting by enterprises involved with VIEs and requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. This standard also eliminates the quantitative approach to determining whether a company is the primary beneficiary of a VIE previously required by FASB guidance. This statement is effective for all interim and annual periods beginning after February 28, 2010. We are currently evaluating the impact that this standard will have on our financial statements, particularly our interest in Schurman, which, is a VIE as defined in ASC 810. Although our interest in Schurman is a significant variable interest, under the standard existing prior to the issuance of the new guidance on VIEs, it was determined that we are not the primary beneficiary of Schurman and as such, Schurman does not need to be consolidated into our results. If, under the new standard, it is determined that we have a controlling financial interest in Schurman, we will be required to consolidate Schurman’s operations into our results. The initial determination must be made in our first quarter of 2011 and such determination must be reevaluated in all interim and annual periods going forward. If we are required to consolidate Schurman, it could materially affect our results of operations and financial position as we would be required to include a portion of Schurman’s income or losses and assets and liabilities into our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, we do not expect that the adoption of this update will have a material effect on our financial statements.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the ability to achieve both the desired benefits from the Party Goods Transaction as well as ensuring a seamless transition for affected retail customers and consumers;

•	the ability to successfully integrate acquisitions, including the recent acquisitions of RPG and Papyrus;

•	our ability to successfully complete the sale of the Strawberry Shortcake and Care Bears properties;

•	our successful transition of the Retail Operations segment to its buyer, Schurman Fine Papers, and Schurman’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	competitive terms of sale offered to customers;

•	our ability to comply with our debt covenants and to refinance our debt on acceptable terms as the debt instruments mature;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	the timing and impact of converting customers to a scan-based trading model;

•	escalation in the cost of providing employee health care;

•	the ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh we may implement;

•	our ability to achieve the desired accretive effect from any share repurchase programs;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling, and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators, and the ability to adapt to rapidly changing social media and the digital photo sharing space.

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

Derivative Financial Instruments – We had no derivative financial instruments as of February 28, 2010.

Interest Rate Exposure – We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, the majority of our debt is carried at fixed interest rates. Therefore, our overall interest rate exposure risk is minimal. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 28, 2010, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense. Under the terms of our current credit agreement, we have the ability to borrow significantly more floating rate debt, which, if incurred could have a material impact on interest expense in a fluctuating interest rate environment.

Foreign Currency Exposure – Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 23%, 27% and 28% of our 2010, 2009 and 2008 total revenue from continuing operations, respectively, were generated from operations outside the United States. Operations in Australia, New Zealand, Canada, Mexico, the European Union and the U.K. are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2010 and February 28, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2010 and February 28, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2010 the Corporation changed its method of accounting for business combinations and, in 2008, the Corporation changed its method of accounting for uncertain tax positions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Greetings Corporation’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 29, 2010

CONSOLIDATED STATEMENT OF OPERATIONS
Years ended February 28, 2010, February 28, 2009 and February 29, 2008

Thousands of dollars except share and per share amounts

	2010	2009	2008

Net sales	$1,598,292	$1,646,399	$1,730,784
Other revenue	37,566	44,339	45,667

Total revenue	1,635,858	1,690,738	1,776,451
Material, labor and other production costs	713,075	809,956	780,771
Selling, distribution and marketing expenses	507,960	618,899	621,478
Administrative and general expenses	276,031	226,317	246,722
Goodwill and other intangible assets impairment	–	290,166	–
Other operating income – net	(310)	(1,396)	(1,325)

Operating income (loss)	139,102	(253,204)	128,805
Interest expense	26,311	22,854	20,006
Interest income	(1,676)	(3,282)	(7,758)
Other non-operating (income) expense- net	(6,487)	2,157	(7,411)

Income (loss) from continuing operations before income tax expense (benefit)	120,954	(274,933)	123,968
Income tax expense (benefit)	39,380	(47,174)	40,648

Income (loss) from continuing operations	81,574	(227,759)	83,320
Loss from discontinued operations, net of tax	–	–	(317)

Net income (loss)	$81,574	$(227,759)	$83,003

Earnings (loss) per share – basic:
Income (loss) from continuing operations	$2.07	$(4.89)	$1.54
Loss from discontinued operations	–	–	(0.01)

Net income (loss)	$2.07	$(4.89)	$1.53

Earnings (loss) per share – assuming dilution:
Income (loss) from continuing operations	$2.03	$(4.89)	$1.53
Loss from discontinued operations	–	–	(0.01)

Net income (loss)	$2.03	$(4.89)	$1.52

Average number of shares outstanding	39,467,811	46,543,780	54,236,961

Average number of shares outstanding – assuming dilution	40,159,651	46,543,780	54,506,048

Dividends declared per share	$0.36	$0.60	$0.40

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
February 28, 2010 and 2009

Thousands of dollars except share and per share amounts

	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,949	$60,216
Trade accounts receivable, net	135,758	77,703
Inventories	163,956	194,945
Deferred and refundable income taxes	78,433	67,267
Assets of businesses held for sale	13,280	23,627
Prepaid expenses and other	148,048	162,125

Total current assets	677,424	585,883
GOODWILL	31,106	26,871
OTHER ASSETS	428,160	376,665
DEFERRED AND REFUNDABLE INCOME TAXES	148,210	183,066
PROPERTY, PLANT AND EQUIPMENT – NET	244,751	275,564

	$1,529,651	$1,448,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Debt due within one year	$1,000	$750
Accounts payable	95,434	117,504
Accrued liabilities	79,478	90,236
Accrued compensation and benefits	85,092	32,198
Income taxes payable	13,901	11,743
Other current liabilities	97,138	105,537

Total current liabilities	372,043	357,968
LONG-TERM DEBT	328,723	389,473
OTHER LIABILITIES	164,642	149,820
DEFERRED INCOME TAXES AND NONCURRENT INCOME TAXES PAYABLE	28,179	21,599
SHAREHOLDERS’ EQUITY
Common shares – par value $1 per share:
Class A – 80,884,505 shares issued less 44,627,298 treasury shares in 2010 and 80,548,353 shares issued less 43,505,203 treasury shares in 2009	36,257	37,043
Class B – 6,066,092 shares issued less 2,843,069 treasury shares in 2010 and 6,066,092 shares issued less 2,566,875 treasury shares in 2009	3,223	3,499
Capital in excess of par value	461,076	449,085
Treasury stock	(946,724)	(938,086)
Accumulated other comprehensive loss	(29,815)	(67,278)
Retained earnings	1,112,047	1,044,926

Total shareholders’ equity	636,064	529,189

	$1,529,651	$1,448,049

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended February 28, 2010, February 28, 2009 and February 29, 2008

Thousands of dollars

	2010	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$81,574	$(227,759)	$83,003
Loss from discontinued operations	–	–	317

Income (loss) from continuing operations	81,574	(227,759)	83,320
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities:
Goodwill and other intangible assets impairment	–	290,166	–
Net gain on dispositions	(6,507)	–	–
Net loss on disposal of fixed assets	59	1,215	961
Depreciation and intangible assets amortization	45,165	50,016	48,535
Deferred income taxes	25,268	(29,438)	(7,562)
Fixed assets impairment	13,005	5,465	1,436
Other non-cash charges	18,289	8,270	7,867
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(56,105)	(6,504)	41,698
Inventories	14,923	2,877	(28,926)
Other current assets	16,962	17,585	26,342
Deferred costs – net	18,405	27,596	53,438
Accounts payable and other liabilities	14,193	(67,542)	18,934
Other – net	12,259	1,093	(2,506)

Total Cash Flows From Operating Activities	197,490	73,040	243,537
INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	–	–	692,985
Purchases of short-term investments	–	–	(692,985)
Property, plant and equipment additions	(26,550)	(55,733)	(56,623)
Cash payments for business acquisitions, net of cash acquired	(19,300)	(37,882)	(76,338)
Cash receipts related to discontinued operations	–	–	4,283
Proceeds from sale of fixed assets	1,124	433	3,104
Other – net	4,713	(44,153)	–

Total Cash Flows From Investing Activities	(40,013)	(137,335)	(125,574)
FINANCING ACTIVITIES:
Net (decrease) increase in long-term debt	(62,350)	118,991	20,100
Sale of stock under benefit plans	6,705	525	27,156
Purchase of treasury shares	(11,848)	(73,983)	(172,328)
Dividends to shareholders	(19,049)	(22,566)	(21,803)

Total Cash Flows From Financing Activities	(86,542)	22,967	(146,875)
DISCONTINUED OPERATIONS:
Cash used by operating activities from discontinued operations	–	–	(59)

Total Cash Flows From Discontinued Operations	–	–	(59)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,798	(21,956)	7,758

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,733	(63,284)	(21,213)
Cash and Cash Equivalents at Beginning of Year	60,216	123,500	144,713

Cash and Cash Equivalents at End of Year	$137,949	$60,216	$123,500

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years ended February 28, 2010, February 28, 2009 and February 29, 2008
Thousands of dollars except per share amounts

					Accumulated
			Capital in		Other
	Common Shares		Excess of	Treasury	Comprehensive	Retained
	Class A	Class B	Par Value	Stock	Income (Loss)	Earnings	Total

BALANCE MARCH 1, 2007	$50,839	$4,283	$414,859	$(710,414)	$(1,013)	$1,254,020	$1,012,574
Cumulative effect adjustment, adoption of ASC Topic 740	–	–	–	–	–	(14,017)	(14,017)
Net income	–	–	–	–	–	83,003	83,003
Other comprehensive income (loss):
Foreign currency translation adjustment	–	–	–	–	18,691	–	18,691
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $7,093)	–	–	–	–	3,567	–	3,567
Unrealized loss on available-for-sale securities (net of tax of $1)	–	–	–	–	(1)	–	(1)

Comprehensive income							105,260
Cash dividends – $0.40 per share	–	–	–	–	–	(21,803)	(21,803)
Sale of shares under benefit plans, including tax benefits	1,220	2	25,533	79	–	(43)	26,791
Purchase of treasury shares	(6,736)	(928)	–	(164,664)	–	–	(172,328)
Stock compensation expense	–	–	6,547	–	–	–	6,547
Stock grants and other	1	77	(1,243)	2,050	–	(498)	387

BALANCE FEBRUARY 29, 2008	45,324	3,434	445,696	(872,949)	21,244	1,300,662	943,411
Net loss	–	–	–	–	–	(227,759)	(227,759)
Other comprehensive loss:
Foreign currency translation adjustment	–	–	–	–	(80,845)	–	(80,845)
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $6,839)	–	–	–	–	(7,674)	–	(7,674)
Unrealized loss on available-for-sale securities (net of tax of $0)	–	–	–	–	(3)	–	(3)

Comprehensive loss							(316,281)
Cash dividends – $0.60 per share	–	–	–	–	–	(27,491)	(27,491)
Sale of shares under benefit plans, including tax benefits	26	–	384	–	–	–	410
Purchase of treasury shares	(8,311)	(10)	–	(67,158)	–	–	(75,479)
Stock compensation expense	–	–	4,369	–	–	–	4,369
Stock grants and other	4	75	(1,364)	2,021	–	(486)	250

BALANCE FEBRUARY 28, 2009	37,043	3,499	449,085	(938,086)	(67,278)	1,044,926	529,189
Net income	–	–	–	–	–	81,574	81,574
Other comprehensive income:
Foreign currency translation adjustment	–	–	–	–	22,467	–	22,467
Reclassification of currency translation adjustment for amounts recognized in income (net of tax of $0)	–	–	–	–	8,627	–	8,627
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $5,837)	–	–	–	–	6,366	–	6,366
Unrealized gain on available-for-sale securities (net of tax of $0)	–	–	–	–	3	–	3

Comprehensive income							119,037
Cash dividends – $0.36 per share	–	–	–	–	–	(14,124)	(14,124)
Sale of shares under benefit plans, including tax benefits	336	–	6,172	–	–	–	6,508
Purchase of treasury shares	(1,125)	(292)	–	(9,111)	–	–	(10,528)
Stock compensation expense	–	–	5,819	–	–	–	5,819
Stock grants and other	3	16	–	473	–	(329)	163

BALANCE FEBRUARY 28, 2010	$36,257	$3,223	$461,076	$(946,724)	$(29,815)	$1,112,047	$636,064

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 28, 2010, February 28, 2009 and February 29, 2008

Thousands of dollars except per share amounts

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (“American Greetings” or the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2010 refers to the year ended February 28, 2010.

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as variable interest entities and the Corporation is the primary beneficiary, in which case the investments are consolidated in accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.”

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the 2010 presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to sales returns, allowance for doubtful accounts, customer allowances and discounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowances, deferred costs and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect the results of operations and the financial position in future periods.

Cash Equivalents: The Corporation considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

Short-term Investments: In prior years, the Corporation invested in auction rate securities, which are variable-rate debt securities associated with bond offerings. While the underlying security had a long-term nominal maturity, the interest rate was reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity for the Corporation. The securities traded at par and were callable at par on any interest payment date at the option of the issuer. Interest was paid at the end of each auction period. The investments were classified as available-for-sale and were recorded at cost, which approximated market value. Cash flows from the sale and purchase of short-term investments were included in investing activities on the Consolidated Statement of Cash Flows. There were no short-term investments as of February 28, 2010 and 2009.

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

Customer Allowances and Discounts: The Corporation offers certain of its customers allowances and discounts including cooperative advertising, rebates, marketing allowances and various other allowances and discounts. These amounts are recorded as reductions of gross accounts receivable or included in accrued liabilities and are recognized as reductions of net sales when earned. These amounts are earned by the customer as product is purchased from the Corporation and are recorded based on the terms of individual customer contracts. See Note 6 for further information.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandise, drug store, discount retailer, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand and Mexico. Net sales from continuing operations to the Corporation’s five largest customers accounted for approximately 39%, 36% and 37% of total revenue in 2010, 2009 and 2008, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14%, 15% and 16% of total revenue from continuing operations in 2010, 2009 and 2008, respectively. Net sales to Target Corporation accounted for approximately 13% of total revenue from continuing operations in 2010 and less than 10% in 2009 and 2008, respectively.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral to secure their obligation to the Corporation. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss exists from a concentration of credit.

Inventories: Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (“LIFO”) cost method is used for certain domestic inventories, which approximate 80% and 75% of the total pre-LIFO consolidated inventories at February 28, 2010 and 2009, respectively. International inventories and the remaining domestic inventories principally use the first-in, first-out (“FIFO”) method except for display material and factory supplies which are carried at average cost. The Corporation allocates fixed production overhead to inventory based on the normal capacity of the production facilities. Abnormal amounts of idle facility expense, freight, handling costs and wasted material are treated as a current period expense. See Note 7 for further information.

Deferred Costs: In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The Corporation classifies the total contractual amount of the incentive consideration committed to the customer but not yet earned as a deferred cost asset at the inception of an agreement, or any future amendments. Deferred costs estimated to be earned by the customer and charged to operations during the next twelve months are classified as “Prepaid expenses and other” on the Consolidated Statement of Financial Position and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets.” Such costs are capitalized as assets reflecting the probable future economic benefits obtained as a result of the transactions. Future economic benefit is further defined as cash inflow to the Corporation. The Corporation, by incurring these costs, is ensuring the probability of future cash flows through sales to customers. The amortization of such deferred costs properly matches the cost of obtaining business over the periods to be benefited. The periods of amortization are continually evaluated to determine if later circumstances warrant revisions of the estimated amortization periods. The Corporation maintains an allowance for deferred costs based on estimates developed using standard quantitative measures incorporating historical write-offs. In instances where the Corporation is aware of a particular customer’s inability to meet its performance obligation, a specific allowance is recorded to reduce the deferred cost asset to an estimate of its future value based upon expected recoverability. See Note 10 for further discussion.

Deferred Film Production Costs: The Corporation is engaged in the production of film-based entertainment, which is generally exploited in the DVD, theatrical release or broadcast format. This entertainment is related to Strawberry Shortcake, Care Bears and other properties developed by the Corporation and is used to support the Corporation’s merchandise licensing strategy.

Film production costs are accounted for pursuant to ASC Topic 926 (“ASC 926”), “Entertainment – Films,” and are stated at the lower of cost or net realizable value based on anticipated total revenue (ultimate revenue). Film production costs are generally capitalized. These costs are then recognized ratably based on the ratio of the current period’s revenue to estimated remaining ultimate revenues. Ultimate revenues are calculated in accordance with ASC 926 and require estimates and the exercise of judgment. Accordingly, these estimates are periodically updated to include the actual results achieved or new information as to anticipated revenue performance of each title.

During 2010, production expense totaled $4,360 with no significant amounts related to changes in ultimate revenue estimates. During 2009, production expense totaled $19,945 and included amounts related to changes in ultimate revenue estimates of approximately $8,856. The balance of deferred film production costs was $11,479 and $10,290 at February 28, 2010 and 2009, respectively, and are included in “Other assets” on the Consolidated Statement of Financial Position. The Corporation expects to recognize amortization of approximately $3,900 of production costs during the next twelve months.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans and related interest payable on the Consolidated Statement of Financial Position. The net balance was $18,330 and $16,070 as of February 28, 2010 and 2009, respectively. The net life insurance expense, including interest expense, is included in “Administrative and general expenses” on the Consolidated Statement of Operations. The related interest expense, which approximates amounts paid, was $12,207, $11,101 and $10,779 in 2010, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations and is not amortized in accordance with ASC Topic 350 (“ASC 350”), “Intangibles – Goodwill and Other.” This topic addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Corporation is required to evaluate the carrying value of its goodwill and indefinite-lived intangible assets for potential impairment on an annual basis or more frequently if indicators arise. While the Corporation may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. The required annual impairment tests are completed during the fourth quarter. Intangible assets with defined lives are amortized over their estimated lives. See Note 9 for further discussion.

Property and Depreciation: Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, equipment and fixtures are computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 10 to 40 years; computer hardware and software over 3 to 7 years; machinery and equipment over 3 to 15 years; and furniture and fixtures over 8 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement. Property, plant and equipment are reviewed for impairment in accordance with ASC Topic 360 (“ASC 360”), “Property, Plant and Equipment.” ASC 360 also provides a single accounting model for the disposal of long-lived assets. In accordance with ASC 360, assets held for sale are stated at the lower of their fair values less cost to sell or carrying amounts and depreciation is no longer recognized. See Note 8 for further information.

Operating Leases: Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term. The initial lease term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease. The Corporation records lease rent expense net of any related sublease income. See Note 13 for further information.

Pension and Other Postretirement Benefits: The Corporation has several defined benefit pension plans and a defined benefit health care plan that provides postretirement medical benefits to full-time United States employees who meet certain requirements. In accordance with ASC Topic 715 (“ASC 715”), “Compensation-Retirement Benefits,” the Corporation recognizes the plans’ funded status in its statement of financial position, measures the plans’ assets and obligations as of the end of its fiscal year and recognizes the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. See Note 12 for further information.

Revenue Recognition: Sales of seasonal products are recognized when title and the risk of loss have been transferred to the customer. Seasonal cards, certain other seasonal products and everyday cards at certain international locations are generally sold with the right of return on unsold merchandise. The Corporation provides for estimated returns of these products when those sales are recognized. These estimates are based on historical sales returns, the amount of current year sales and other known factors. Accrual rates utilized for establishing estimated returns reserves have approximated actual returns experience.

Except for products sold with a right of return and retailers with a scan-based trading (“SBT”) arrangement, sales are recognized when title and risk of loss have been transferred to the customer. Prior to April 17, 2009, sales at the Corporation owned retail locations were recognized upon the sale of product to the consumer. Sales of these products are generally sold without the right of return and sales credits are issued at the Corporation’s discretion for damaged, obsolete and outdated products.

For retailers with an SBT arrangement, the Corporation owns the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time the Corporation recognizes revenue for both everyday and seasonal products. When a retailer commits to convert to an SBT arrangement, the Corporation reverses previous sales transactions based on retailer inventory turn rates and the estimated timing of the store conversions. Legal ownership of the inventory at the retailer’s stores reverts back to the Corporation at the time of the conversion and the amount of sales reversal is finalized based on the actual inventory at the time of conversion.

Subscription revenue, primarily for the AG Interactive segment, represents fees paid by customers for access to particular services for the term of the subscription. Subscription revenue is generally billed in advance and is recognized ratably over the subscription periods.

The Corporation has agreements for licensing the Care Bears and Strawberry Shortcake characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives quarterly payments from the agents. Royalty revenue is generally recognized upon receipt and recorded in “Other revenue” and expenses associated with the servicing of these agreements are primarily recorded as “Selling, distribution and marketing expenses.”

Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $40,156 and $37,751 at February 28, 2010 and 2009, respectively. The amounts relate primarily to subscription revenue in the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

Sales Taxes: Sales taxes are not included in net sales as the Corporation is a conduit for collecting and remitting taxes to the appropriate taxing authorities.

Translation of Foreign Currencies: Asset and liability accounts are translated into United States dollars using exchange rates in effect at the date of the Consolidated Statement of Financial Position; revenue and expense accounts are translated at average exchange rates during the related period. Translation adjustments are reflected as a component of shareholders’ equity within other comprehensive income. Upon sale, or upon complete or substantially complete liquidation of an investment in a foreign entity, that component of shareholders’ equity is reclassified as part of the gain or loss on sale or liquidation of the investment. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in other non-operating expense (income) as incurred.

Shipping and Handling Fees: The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing expenses.” Shipping and handling costs were $119,989, $130,271 and $128,177 in 2010, 2009 and 2008, respectively.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $16,985, $19,784 and $24,896 in 2010, 2009 and 2008, respectively.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued an update to ASC Topic 740 (“ASC 740”), “Income Taxes.” The guidance clarifies the accounting for uncertain tax positions recognized in a company’s financial statements, including what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. The update requires a company to include additional qualitative and quantitative disclosures within its financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each annual period. The disclosures also include a discussion of the nature of uncertainties, factors that could cause a change and an estimated range of reasonably possible changes in tax uncertainties. ASC 740 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more likely than not that the position will be sustained. The cumulative effect of adopting this update is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. The Corporation adopted the updated guidance on March 1, 2007. See Note 17 for further discussion.

Recent Accounting Pronouncements: In September 2006, the FASB issued ASC Topic 820 (“ASC 820”), “Fair Value Measurements and Disclosures,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB deferred the effective date of ASC 820 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. The Corporation adopted the standard for non-financial assets and liabilities on March 1, 2009. See Note 14 for further information.

In December 2007, the FASB issued an update to ASC Topic 805 (“ASC 805”), “Business Combinations.” This update provides revised guidance on the recognition and measurement of the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. This update also expands required disclosures surrounding the nature and financial effects of business combinations. This update is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Corporation adopted this update on March 1, 2009. See Note 2 for further information.

In December 2007, the FASB issued ASC Topic 810 (“ASC 810”), “Consolidation,” which establishes accounting and reporting standards for noncontrolling interests (i.e. minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Under the standard, noncontrolling interests are considered equity and should be clearly identified, presented and disclosed on the consolidated statement of financial position within equity, but separate from the parent’s equity. This guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Corporation adopted this standard on March 1, 2009. The adoption of this standard does not materially impact the Corporation’s financial statements.

In April 2008, the FASB issued an update to ASC 350. This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of this updated guidance is to improve the consistency between the useful life of a recognized intangible asset under the original guidance within ASC 350 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles (“GAAP”). This update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this updated standard on March 1, 2009 did not materially impact the Corporation’s financial statements. See Note 9 for further information.

In December 2008, the FASB issued an update to ASC 715. This update provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements and concentrations of risk. ASC 715 is effective for fiscal years ending after December 15, 2009, with early application permitted. The Corporation adopted this standard during 2010. See Note 12 for further information.

In April 2009, the FASB issued an update to ASC Topic 825, “Financial Instruments,” to require disclosures about fair value of financial instruments in both interim and annual financial statements. This update is effective for interim and annual periods ending after June 15, 2009, with early application permitted. The Corporation adopted this updated standard in the second quarter of 2010. Since this guidance only requires additional disclosures, adoption of the standard did not materially impact the Corporation’s financial statements. See Note 11 for further information.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events.” ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted this standard in the second quarter of 2010. In February 2010, the FASB issued Accounting Standards Update 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is a filer with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. All of the amendments in ASU 2010-09 that are applicable to the Corporation are effective upon issuance. The Corporation’s adoption of this update during the fourth quarter of 2010 did not have a material effect on its financial statements.

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

In June 2009, the FASB issued a new standard pertaining to the consolidation of a variable interest entity (“VIE”) that improves financial reporting by enterprises involved with VIEs and requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. This standard also eliminates the quantitative approach to determining whether a company is the primary beneficiary of a VIE previously required by FASB guidance. This statement is effective for the Corporation for all interim and annual periods beginning after February 28, 2010. The Corporation is currently evaluating the impact that this standard will have on its financial statements, particularly the Corporation’s interest in Schurman Fine Papers (“Schurman”), which, as described in Note 2, is a VIE as defined in ASC 810. Although the Corporation’s interest in Schurman is a significant variable interest, as described in Note 2, under the standard existing prior to the issuance of the new guidance on VIEs, it was determined that the Corporation is not the primary beneficiary of Schurman and as such, Schurman does not need to be consolidated into the Corporation’s results. If, under the new standard, it is determined that the Corporation has a controlling financial interest in Schurman, the Corporation will be required to consolidate Schurman’s operations into its results. The initial determination must be made in the Corporation’s first quarter of 2011 and such determination must be reevaluated in all interim and annual periods going forward. If the Corporation is required to consolidate Schurman, it could materially affect the Corporation’s results of operations and financial position as the Corporation would be required to include a portion of Schurman’s income or losses and assets and liabilities into the Corporation’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. ASU 2010-6 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Corporation does not expect that the adoption of this update will have a material effect on its financial statements. See Note 14 for further information.

NOTE 2 –	ACQUISITIONS AND DISPOSITIONS

Papyrus Brand & Wholesale Business Acquisition / Retail Operations Disposition

Continuing the strategy of focusing on growing its core greeting card business, on April 17, 2009, the Corporation sold all rights, title and interest in certain of the assets of the Corporation’s Retail Operations segment to Schurman for $6,000 in cash and Schurman’s assumption of certain liabilities related to the Retail Operations segment. The Corporation sold all 341 of its card and gift retail store assets to Schurman, which operates stores under the American Greetings, Carlton Cards and Papyrus brands. Under the terms of the transaction, the Corporation remains subject to certain of its store leases on a contingent basis by subleasing the stores to Schurman. See Note 13 for further information. Pursuant to the terms of the agreement, the Corporation also purchased from Schurman its Papyrus trademark and its wholesale business division, which supplies Papyrus brand greeting cards primarily to leading specialty, mass merchandise, grocery and drug store channels, in exchange for $18,065 in cash and the Corporation’s assumption of certain liabilities related to Schurman’s wholesale business. In addition, the Corporation agreed to provide Schurman limited credit support through the provision of a limited guarantee (“Liquidity Guarantee”) and a limited bridge guarantee (“Bridge Guarantee”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). The Corporation also purchased shares representing approximately 15% of the issued and outstanding equity interests in Schurman for $1,935, which is included in “Other assets” on the Consolidated Statement of Financial Position. The net cash paid of $14,000 related to this transaction, which has been accounted for in accordance with ASC 805, is included in “Cash payments for business acquisitions, net of cash acquired” on the Consolidated Statement of Cash Flows.

Pursuant to the terms of the Liquidity Guarantee, the Corporation has guaranteed the repayment of up to $12,000 of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guarantee is required to be backed by a letter of credit for the term of the Liquidity Guarantee, which is currently anticipated to end in January 2014. Pursuant to the terms of the Bridge Guarantee, the Corporation has guaranteed the repayment of up to $12,000 of Schurman’s borrowings under the Senior Credit Facility until Schurman is able to include the inventory and other assets of the acquired retail stores in its borrowing base. The Bridge Guarantee is required to be backed by a letter of credit. Although the Bridge Guarantee may be reduced as Schurman is able to include such inventory and other assets in its borrowing base, the Corporation does not currently anticipate requiring such reduction. The Corporation’s obligations under the Liquidity Guarantee and the Bridge Guarantee generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of February 28, 2010 requiring the use of the guarantees.

On April 17, 2009, the Corporation and Schurman also entered into a loan agreement pursuant to which the Corporation is providing Schurman with up to $10,000 of subordinated financing (“Subordinated Credit Facility”) for an initial term of nineteen months, subject to up to three automatic one-year renewal periods (or partial-year, in the case of the last renewal), unless either party provides the appropriate written notice prior to the expiration of the applicable term. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. In addition, availability under the Subordinated Credit Facility is limited as long as the Bridge Guarantee is in place to the difference between $10,000 and the current maximum amount of the

Bridge Guarantee. Borrowings under the Subordinated Credit Facility will be subordinate to borrowings under the Senior Credit Facility. The Subordinated Credit Facility provides affirmative and negative covenants and events of default customary for such financings. Based on the current amount of the Bridge Guarantee, there is no availability under the Subordinated Credit Facility at February 28, 2010.

Schurman is a VIE as defined in ASC 810. The Corporation’s interest in Schurman is a significant variable interest, but the Corporation is not the primary beneficiary. The Corporation performed a probability-based cash flow analysis to determine if it was the primary beneficiary. The factors that were considered in the analysis included the equity at risk, the amount of the VIE’s variability that the Corporation absorbs, guarantees of indebtedness, voting rights, power to direct the VIE and other factors. The Corporation’s maximum exposure to loss includes its investment in the equity of Schurman, its guarantee of Schurman’s indebtedness, loans outstanding under the Subordinated Credit Facility, trade accounts receivable due from Schurman and the operating leases currently subleased to Schurman.

The purchase accounting for this acquisition was completed during the fourth quarter of 2010. The fair value of the consideration given has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition. The following represents the final purchase price allocation:

Purchase price (in millions):
Cash paid	$20.0
Fair value of Retail Operations	6.0
Cash acquired	(6.0)

$20.0

Allocation (in millions):
Current assets	$9.9
Property, plant and equipment	0.1
Other assets	5.4
Intangible assets	4.7
Goodwill	0.8
Liabilities assumed	(0.9)

$20.0

The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

Recycled Paper Greetings Acquisition

During the second quarter of 2009, the Corporation paid $44,153 to acquire, at a substantial discount, the first lien debt securities of Recycled Paper Greetings, Inc., now known as Papyrus-Recycled Greetings, Inc. The principal amount of the securities was $67,100. The cash paid for this investment is included in “Other-net” investing activities on the Consolidated Statement of Cash Flows. This investment was written down to fair market value during the fourth quarter of 2009. A loss of $2,740 was recorded as a result.

During the fourth quarter of 2009, the Corporation acquired all of the issued and outstanding capital stock of RPG Holdings, Inc. and its subsidiary, Recycled Paper Greetings, Inc. (together “RPG”). RPG is a Chicago-based creator and designer of humorous and alternative greeting cards. RPG’s cards are distributed primarily through mass merchandise retailers, drug stores and specialty retail stores. The acquisition was completed pursuant to a petition and pre-packaged plan of reorganization filed on January 2, 2009, by RPG under the U.S. Bankruptcy Code and an agreement dated December 30, 2008, between the Corporation and RPG.

On February 24, 2009, the Corporation acquired all of the issued and outstanding capital stock of RPG in exchange for: (a) approximately $17,700 in cash, which includes $4,500 of U.S. Bankruptcy Court approved professional fees and other amounts owed by RPG that were paid by the Corporation; (b) the $67,100 in principal amount of first lien debt securities held by American Greetings; (c) approximately $22,000 in aggregate principal amount of American Greetings’ 7.375% senior notes due June 1, 2016, issued under American Greetings’ existing senior notes indenture; and (d) approximately $32,700 in aggregate principal amount of American Greetings’ 7.375% notes due June 1, 2016, issued under American Greetings’ new indenture. Also in connection with the acquisition, approximately $6,500 of debtor-in-possession financing (the “DIP”) owed by RPG to American Greetings under the debtor-in-possession credit agreement put in place in the fourth quarter of 2009 was extinguished. The Corporation also incurred approximately $4,000 in transaction costs associated with this acquisition.

The purchase accounting for the RPG acquisition was completed during the third quarter of 2010. The fair value of the consideration given has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of the acquisition. The following represents the final purchase price allocation:

Purchase price (in millions):
Cash paid in 2009	$22.9
Cash paid in 2010	5.3
Fair market value of first lien debt securities	41.4
Fair market value of long-term debt issued	28.4
Cash acquired	(0.6)

$97.4

Allocation (in millions):
Current assets	$17.6
Property, plant and equipment	1.5
Other assets (including deferred tax assets)	24.2
Intangible assets	36.4
Goodwill	28.2
Liabilities assumed	(10.5)

$97.4

Included in the liabilities assumed in the table above is $4,258 of accrued severance based on a management-approved detailed integration plan including the shutdown of RPG’s manufacturing and distribution facility as well as the elimination of certain redundant back office operations.

At the date of acquisition, there were two components of tax-deductible goodwill specifically related to the operations of RPG. The first component of tax-deductible goodwill of approximately $28,170 is related to goodwill for financial reporting purposes, and this asset will generate deferred income taxes in the future as the asset is amortized for income tax purposes. The second component of tax-deductible goodwill of approximately $89,806 is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with ASC 740, the tax benefits associated with this excess will be applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes in the future, if and when such tax benefits are realized for income tax purposes. See Note 9 for additional information.

Card Connection Acquisition

In March 2008, the Corporation acquired a card publisher and franchised distributor of greeting cards in the United Kingdom (“U.K.”). Cash paid, net of cash acquired, was approximately $15,600 and is reflected in investing activities on the Consolidated Statement of Cash Flows. In connection with this acquisition, intangible assets and goodwill of $5,800 and $6,100, respectively, were recorded. Approximately $8,400 of current assets and fixed assets were recorded and liabilities of approximately $4,700 were assumed. The purchase agreement provided for a contingent payment of up to 2 million U.K. Pounds Sterling to be paid based on the company’s operating results over an accumulated three-year period from the date of acquisition. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

Webshots and Photoworks

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

The Corporation acquired Webshots, an online digital photography business, on October 25, 2007. The $45,200 cash payment is reflected in investing activities on the Consolidated Statement of Cash Flows. Intangible assets and goodwill of $9,300 and $41,600, respectively, were recorded. Liabilities of approximately $5,500 were also assumed as part of the acquisition.

PhotoWorks is an online photo sharing and personal publishing company that allows consumers to use their digital images to create high quality photo-personalized products such as greeting cards, calendars, online photo albums and photo books. The Corporation acquired PhotoWorks on December 13, 2007. Cash paid, net of cash acquired, was $25,082 and is reflected in investing activities on the Consolidated Statement of Cash Flows. Intangible assets and goodwill totaling $4,870 and $15,500, respectively, were recorded. A net deferred tax asset of approximately $10,000 was recorded in connection with a net operating loss carryforward that was acquired in the transaction and liabilities of approximately $5,000 were also assumed as part of the acquisition.

Online Greeting Card Business Acquisition

During the second quarter of 2007, the Corporation acquired an online greeting card business for approximately $21,000. Approximately $15,000 was paid in the second quarter of 2007 and approximately $6,000 was paid in the first quarter of 2008. Cash paid, net of cash acquired, was $11,154 in 2007 and $6,056 in 2008 and is reflected in investing activities on the Consolidated Statement of Cash Flows. In connection with this acquisition, intangible assets and goodwill of $11,200 and $12,500, respectively, were recorded. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. The pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

All the goodwill and certain intangible assets related to the acquisitions in the AG Interactive segment completed in 2008 and 2007 disclosed above were impaired in 2009. See Note 9 for further information.

Carlton Mexico Shutdown

On September 3, 2009, the Corporation made the determination to wind down the operations of Carlton México, S.A. de C.V. (“Carlton Mexico”), its subsidiary that distributes and merchandises greeting cards, gift wrap and related products for retail customers throughout Mexico. Going forward, the Corporation will continue to make products available to its Mexican customers by selling to a third party distributor. The wind down resulted in the closure of Carlton Mexico’s facility in Mexico City, Mexico, and the elimination of approximately 170 positions.

In connection with the closure of this facility, the North American Social Expression Products segment recorded charges of $6,935, including asset impairments, severance charges and other shut-down costs. Additionally, in accordance with ASC 830, “Foreign Currency Matters,” the Corporation recognized foreign currency translation adjustments totaling $11,300 in “Other operating income – net” on the Consolidated Statement of Operations. This amount represents foreign currency adjustments attributable to Carlton Mexico that, prior to the liquidation, had been accumulated in the foreign currency translation adjustment component of equity.

Party Goods Transaction

On December 21, 2009, the Corporation entered into an Asset Purchase Agreement under which it sold certain assets, equipment and processes used in the manufacture and distribution of party goods to Amscan Holdings, Inc. (“Amscan”) for a purchase price of $24,880 (the “Party Goods Transaction”). Amscan is a leading designer, manufacturer and distributor of party goods, and owns or franchises party good stores throughout the United States. Amscan and certain of its subsidiaries have historically purchased party goods, greeting cards and other social expression products from the Corporation. Under the terms of the Party Goods Transaction, the Corporation will no longer manufacture party goods, but will purchase party goods from Amscan. As a result of the Party Goods Transaction, on December 22, 2009, the Corporation announced that it will wind down and close its party goods manufacturing and distribution facility in Kalamazoo, Michigan (“Kalamazoo facility”). The phase-out of manufacturing at the Kalamazoo facility commenced in early March 2010 and is anticipated to be complete by the end of May 2010. The distribution activities at Kalamazoo are expected to end by December 2010.

In connection with the Party Goods Transaction, the Corporation also entered into various other agreements with Amscan and/or its affiliates, including a supply and distribution agreement dated December 21, 2009, with a purchase commitment of $22,500 equally spread over five years. As a result of entering into the supply and distribution agreement and agreeing that Amscan will no longer be required to purchase party goods from the Corporation, the Corporation also received a warrant valued at $16,274 to purchase 740.74 shares of the common stock of AAH Holdings Corporation, Amscan’s ultimate parent corporation.

Through this relationship, each company will sell both DesignWare and Amscan branded party goods. The Corporation will purchase its party goods products from Amscan and will continue to distribute party goods to various channels, including to its mass merchandise, drug, grocery and specialty retail customers. Amscan will have exclusive rights to manufacture and distribute party goods into various channels, including the party store channel.

During the fourth quarter of 2010, the Corporation recorded a gain on the Party Goods Transaction of $34,178, which is included in “Other operating income – net” on the Consolidated Statement of Operations. See Note 3 for further information. In addition, the Corporation recorded $13,005 of asset impairment charges related to the Kalamazoo facility closure and incurred $2,798 in employee termination costs.

The above transactions and activities generated significant gains, losses and expenses during 2010 and are reflected on the Consolidated Statement of Operations as follows:

	Party Goods	Mexico	Retail
(In millions)	Transaction	Shutdown	Disposition	Total

Net sales	$–	$0.7	$–	$0.7
Material, labor and other production costs	15.6	4.4	1.0	21.0
Selling, distribution and marketing expenses	0.2	1.0	–	1.2
Administrative and general expenses	–	0.6	–	0.6
Other operating (income) expense – net	(34.2)	11.5	28.2	5.5

	$(18.4)	$18.2	$29.2	$29.0

These gains, losses and expenses are reflected in the Corporation’s reportable segments as follows:

(In millions)

North American Social Expression Products	$(0.2)
Retail Operations	29.2

$29.0

Sale of Strawberry Shortcake and Care Bears Properties

On July 20, 2008, the Corporation entered into a binding letter agreement (the “July 20, 2008 Binding Letter Agreement”) to sell the Strawberry Shortcake and Care Bears properties and the Corporation’s rights in the Sushi Pack property to Cookie Jar Entertainment Inc. (“Cookie Jar”) for $195,000 in cash. This transaction did not close on September 30, 2008 as contemplated. As a result, under the terms of the July 20, 2008 Binding Letter Agreement, the Corporation had the right to solicit offers from third parties to purchase the properties until March 31, 2009. During the period of time between September 30, 2008 and March 31, 2009, Cookie Jar could match any third party offer up to a pre-established threshold.

On March 24, 2009, the Corporation entered into a binding term sheet (the “MoonScoop Binding Agreement”) with MoonScoop S.A.S. (“MoonScoop”) providing for the sale to MoonScoop of the Strawberry Shortcake and Care Bears properties owned by the Corporation, as well as all rights in those properties owned by Cookie Jar and its affiliates. Under the terms of the MoonScoop Binding Agreement, MoonScoop agreed to pay approximately $95,000 for the properties and assume all contracts and related obligations related to the properties. If closed, the MoonScoop Binding Agreement contemplates that the Corporation and Cookie Jar will be entitled to receive approximately $76,000 and $19,000, respectively, as consideration for their rights to the properties.

The MoonScoop Binding Agreement provided that MoonScoop’s acquisition of the Strawberry Shortcake and Care Bears properties was subject to Cookie Jar’s right, pursuant to the July 20, 2008 Binding Letter Agreement discussed above, to match the terms of the transaction set forth in the MoonScoop Binding Agreement and acquire the properties. On March 30, 2009, Cookie Jar delivered notice to the Corporation that it had elected to acquire the Strawberry Shortcake and Care Bears properties pursuant to its matching right for aggregate consideration payable to the Corporation of approximately $76,000. Cookie Jar failed to close on the acquisition as required. MoonScoop also failed to close on the transaction as contemplated by the MoonScoop Binding Agreement. The failure of the transactions to close has resulted in three separate legal proceedings involving the Corporation and its subsidiary, TCFC. For more information regarding the legal proceedings, see “Item 3. Legal Proceeding” included in Part I of this Annual Report on Form 10-K. As the transactions discussed above have failed to close, the Corporation has not recognized any aspects of the proposed transactions in the Corporation’s Consolidated Financial Statements.

NOTE 3 –	OTHER INCOME AND EXPENSE

	2010	2009	2008

Loss on disposition of retail stores	$28,333	$–	$–
Gain on disposition of calendar product lines	(547)	–	–
Gain on disposition of candy product lines	(115)	–	–
Gain on disposition of party goods product lines	(34,178)	–	–
Loss on recognition of foreign currency translation adjustments	8,627	–	–
Miscellaneous	(2,430)	(1,396)	(1,325)

Other operating income – net	$(310)	$(1,396)	$(1,325)

In April 2009, the Corporation sold the rights, title and interest in certain of the assets of its retail store operations to Schurman and recognized a loss on disposition of $28,333. See Note 2 for further information.

The Corporation sold its calendar product lines in July 2009 and its candy product lines in October 2009, which resulted in gains totaling $547 and $115, respectively. Proceeds received from the sales of the calendar and candy product lines of $3,063 and $1,650, respectively, are included in “Other-net” investing activities on the Consolidated Statement of Cash Flows.

Pursuant to the Party Goods Transaction, in December 2010, the Corporation sold certain assets, equipment and processes of the DesignWare party goods product lines and recorded a gain of $34,178. The cash proceeds of $24,880, which was held in escrow at February 28, 2010, are recorded as a receivable and included in “Prepaid expenses and other” on the Consolidated Statement of Financial Position. A warrant valued at

$16,274 was recorded in “Other assets” on the Consolidated Statement of Financial Position. See Note 2 for further information.

During the fourth quarter of 2010, it was determined that the wind down of Carlton Mexico was substantially complete. In accordance with ASC 830, the currency translation adjustments have been removed from the foreign currency translation adjustment component of equity and recognized as a loss of $11,300. The Corporation also recorded a loss totaling $601 and a gain of $3,274 for foreign currency translation adjustments realized in relation to two other entities determined to be liquidated in accordance with ASC 830.

	2010	2009	2008

Foreign exchange (gain) loss	$(4,746)	$483	$(7,206)
Rental income	(1,194)	(1,432)	(1,225)
Miscellaneous	(547)	3,106	1,020

Other non-operating (income) expense – net	$(6,487)	$2,157	$(7,411)

“Miscellaneous” includes, among other things, gains and losses on asset disposals and income/loss from debt and equity securities. In 2009, miscellaneous included a loss of $2,740 related to the Corporation’s investment in the first lien debt securities of RPG prior to the acquisition of the capital stock of RPG in February 2009. See Note 2 for further information.

NOTE 4 –	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share-assuming dilution:

	2010	2009	2008

Numerator (thousands):
Income (loss) from continuing operations	$81,574	$(227,759)	$83,320

Denominator (thousands):
Weighted average shares outstanding	39,468	46,544	54,237
Effect of dilutive securities:
Stock options and other	692	-	269

Weighted average shares outstanding – assuming dilution	40,160	46,544	54,506

Income (loss) from continuing operations per share	$2.07	$(4.89)	$1.54

Income (loss) from continuing operations per share – assuming dilution	$2.03	$(4.89)	$1.53

Approximately 5.7 million and 1.7 million stock options, in 2010 and 2008, respectively, were excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective years. For 2009, all options outstanding (totaling approximately 6.7 million) were excluded from the computation of earnings per share-assuming dilution, as the effect would have been antidilutive due to the net loss in the period. Had the Corporation reported income for the year, approximately 6.0 million stock options outstanding during the period would have been excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the year.

NOTE 5 –	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of accumulated other comprehensive loss consisted of the following components:

	February 28, 2010	February 28, 2009

Foreign currency translation adjustments	$10,856	$(20,238)
Pension and postretirement benefits adjustments, net of tax (See Note 12)	(40,672)	(47,038)
Unrealized investment gain (loss), net of tax	1	(2)

	$(29,815)	$(67,278)

NOTE 6 –	CUSTOMER ALLOWANCES AND DISCOUNTS

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	February 28, 2010	February 28, 2009

Allowance for seasonal sales returns	$36,443	$47,121
Allowance for outdated products	10,438	11,486
Allowance for doubtful accounts	2,963	5,006
Allowance for cooperative advertising and marketing funds	24,061	25,048
Allowance for rebates	29,338	31,211

	$103,243	$119,872

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $15,326 and $14,563 as of February 28, 2010 and 2009, respectively.

NOTE 7 –	INVENTORIES

	February 28, 2010	February 28, 2009

Raw materials	$18,609	$20,741
Work in process	6,622	7,068
Finished products	194,283	232,305

	219,514	260,114
Less LIFO reserve	75,491	86,025

	144,023	174,089
Display material and factory supplies	19,933	20,856

	$163,956	$194,945

During 2010, inventory quantities declined resulting in the liquidation of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidation on material, labor and other production costs was approximately $13,000. There were no material LIFO liquidations in 2009 and 2008. Inventory held on location for retailers with SBT arrangements, which is included in finished products, totaled approximately $38,000 and $34,000 as of February 28, 2010 and 2009, respectively.

NOTE 8 –	PROPERTY, PLANT AND EQUIPMENT

	February 28, 2010	February 28, 2009

Land	$10,147	$9,977
Buildings	178,977	214,242
Equipment and fixtures	651,572	698,394

	840,696	922,613
Less accumulated depreciation	595,945	647,049

	$244,751	$275,564

During 2010, including the fixed assets that were part of the Retail Operations segment and the DesignWare party goods product lines, the Corporation disposed of approximately $118,000 of property, plant and equipment that included accumulated depreciation of approximately $102,000 compared to disposals in 2009 of approximately $43,000 with accumulated depreciation of approximately $41,000.

During the fourth quarter of 2010, primarily due to the sale of the DesignWare party goods product lines, impairment charges of $12,206 were recorded in “Material, labor and other production costs” on the Consolidated Statement of Operations. Continued operating losses and negative cash flows during 2009 and 2008 led to testing for impairment of long-lived assets in the Retail Operations segment in accordance with ASC 360. As a result, fixed asset impairment charges of $5,465 and $1,436 were recorded in “Selling, distribution and marketing expenses” on the Consolidated Statement of Operations for 2009 and 2008, respectively. The charges represent the difference between the carrying values of the assets and the future net discounted cash flows estimated to be generated by those assets.

Depreciation expense totaled $39,640, $42,843 and $43,903 in 2010, 2009 and 2008, respectively.

NOTE 9 –	GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350, the Corporation is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. During the third quarter of 2009, indicators emerged within the AG Interactive segment and one reporting unit located in the United Kingdom within the International Social Expression Products segment (the “UK Reporting Unit”) that led the Corporation’s management to conclude that a goodwill impairment test was required to be performed during the third quarter.

Within the AG Interactive segment, there were three primary indicators: (1) a substantial decline in advertising revenues; (2) the e-commerce businesses not growing as anticipated; and (3) the Corporation’s belief that the segment’s current long-term cash flow forecasts may be unattainable based on the lengthening and deepening economic deterioration.

The following three primary indicators emerged within the UK Reporting Unit: (1) the recent bankruptcy of a major customer; (2) a major customer implementing buying freezes, including on the Corporation’s everyday products; and (3) the Corporation’s belief that current long-term cash flow forecasts may be unattainable based on the lengthening and deepening economic deterioration.

Under ASC 350, the test for, and measurement of, impairment of goodwill consists of two steps. In the first step, the initial test for potential impairment, the Corporation compares the fair value of each reporting unit to its carrying amount. Fair values were determined using a combination of an income approach and a market based approach which were validated by a market capitalization reconciliation. Based on this evaluation, it was determined that the fair values of the AG Interactive segment and UK Reporting Unit were less than their carrying values, thus indicating potential impairment. In the second step, the measurement of the impairment, the Corporation hypothetically applies purchase accounting to the reporting units using the fair values from the first step. As a result, the Corporation recorded goodwill charges of $150,208, which included all the goodwill for the AG Interactive segment, and $82,110, which included all of the goodwill for the UK Reporting Unit. The amounts recorded in the third quarter were estimates. The AG Interactive segment impairment was adjusted down by $655 in the fourth quarter due to final purchase accounting adjustments for a final impairment total of $149,553.

The required annual impairment test of goodwill was completed as of the beginning of the fourth quarter of 2009 and based on the results of the testing, no additional impairment charges were recorded.

However, based on the continued significant deterioration of the global economic environment during the fourth quarter of 2009 and the closing share price of the Corporation’s Class A common shares at February 28, 2009, that resulted in the Corporation’s fair value of equity being below the carrying value of equity, an additional interim impairment analysis was performed at the end of the fourth quarter following the same steps as described above. Based on this analysis, it was determined that the fair values of the North American Greeting Card Division (“NAGCD”) and the Corporation’s fixtures business, which are both also the reporting units for ASC 350 purposes, were less than their carrying values. As a result, the Corporation recorded goodwill impairment charges of $47,850, which included all the goodwill for NAGCD, and $82, which included all the goodwill for the Corporation’s fixtures business. NAGCD is included in the North American Social Expression Products segment and the fixtures business is included in non-reportable segments.

The Corporation completed the required annual impairment test of goodwill in the fourth quarter of 2010 and based on the results of the testing, no impairment charges were recorded for continuing operations.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the years ended February 28, 2010 and 2009 by segment, is as follows:

		International
	North American	Social		Non-
	Social Expression	Expression	AG	Reportable
	Products	Products	Interactive	Segments	Total

Balance at February 29, 2008	$47,862	$87,050	$150,078	$82	$285,072
Acquisition related	22,465	6,096	794	-	29,355
Impairment	(47,850)	(82,110)	(149,553)	(82)	(279,595)
Currency translation	(12)	(6,630)	(1,319)	-	(7,961)

Balance at February 28, 2009	22,465	4,406	-	-	26,871
Acquisition related	6,510	-	-	-	6,510
Adjustment related to income taxes	(2,501)	-	-	-	(2,501)
Currency translation	-	226	-	-	226

Balance at February 28, 2010	$26,474	$4,632	$-	$-	$31,106

The above adjustment related to income taxes for 2010 is a $2,501 reduction related to second component goodwill, as defined by ASC 740, which results in a reduction of goodwill for financial reporting purposes when amortized for tax purposes. See Note 2 for further discussion.

At February 28, 2010 and 2009, intangible assets, net of accumulated amortization and impairment charges, were $45,828 and $50,593, respectively. The following table presents information about these intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	February 28, 2010			February 28, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets with indefinite lives	$6,200	$-	$6,200	$10,000	$-	$10,000
Patents	4,194	(3,417)	777	3,910	(3,303)	607
Trademarks	10,071	(8,496)	1,575	9,547	(7,949)	1,598
Artist relationships	19,180	(1,598)	17,582	15,750	-	15,750
Customer relationships	24,669	(10,544)	14,125	26,105	(9,476)	16,629
Other	17,633	(12,064)	5,569	15,526	(9,517)	6,009

	$81,947	$(36,119)	$45,828	$80,838	$(30,245)	$50,593

A summary of the changes in the carrying amount of the Corporation’s other intangible assets during 2010, is as follows:

Balance at February 28, 2009	$50,593
Purchase accounting adjustment related to RPG acquisition	(5,110)
Intangible assets acquired in the transaction with Schurman	4,670
Amortization expense	(5,533)
Other additions	715
Currency translation	493

Balance at February 28, 2010	$45,828

The intangible assets with indefinite lives are the RPG and Papyrus trade names, valued at $5,200 and $1,000, respectively. The intangible assets acquired in the transaction with Schurman primarily include the Papyrus trade name and customer and vendor relationships. The weighted average amortization period for the intangible assets acquired in 2009 and 2010 is approximately 13 years. See Note 2 for further information.

The Corporation completed the required annual impairment test of indefinite-lived intangible assets in the fourth quarter of 2010 and based on the results of the testing, no impairment charges were recorded for continuing operations.

In conjunction with the goodwill impairment analysis performed in the third quarter of 2009 for the AG Interactive segment and the UK Reporting Unit discussed above, intangible assets were also tested for impairment in accordance with ASC 360. Based on this testing, the Corporation recorded an impairment charge of $10,571 in the AG Interactive segment. The impairment charge was determined using a discounted cash flows analysis and related primarily to customer relationships, developed technology and trademarks.

Amortization expense for intangible assets totaled $5,533, $7,173 and $4,632 in 2010, 2009 and 2008, respectively. Estimated annual amortization expense for the next five years will approximate $4,481 in 2011, $4,314 in 2012, $4,255 in 2013, $3,672 in 2014 and $2,939 in 2015. The weighted average remaining amortization period is approximately 12 years.

NOTE 10 –	DEFERRED COSTS

In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. Under these agreements, the customer typically receives from the Corporation a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from the Corporation over the stated term of the agreement or the effective time period of the agreement to meet a minimum purchase volume commitment. In the event an agreement is not completed because a minimum purchase volume commitment is not met, in most instances, the Corporation has a claim for unearned advances under the agreement. The Corporation periodically reviews the progress toward the commitment and adjusts the effective time period accordingly to match the costs with the revenue associated with the agreement. The agreements may or may not specify the Corporation as the sole supplier of social expression products to the customer.

A portion of the total consideration may not be paid by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” on the Consolidated Statement of Financial Position and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains an allowance for deferred costs related to supply agreements of $12,400 and $30,897 at February 28, 2010 and 2009, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Deferred costs and future payment commitments were as follows:

	February 28, 2010	February 28, 2009

Prepaid expenses and other	$82,914	$107,596
Other assets	310,555	273,311

Deferred cost assets	393,469	380,907
Other current liabilities	(53,701)	(55,877)
Other liabilities	(51,803)	(22,023)

Deferred cost liabilities	(105,504)	(77,900)

Net deferred costs	$287,965	$303,007

A summary of the changes in the carrying amount of the Corporation’s net deferred costs during the years ended February 28, 2010, February 28, 2009 and February 29, 2008 is as follows:

Balance at February 28, 2007	$389,747
Payments	104,705
Net contract termination	(14,920)
Amortization	(143,223)
Currency translation and other	1,815

Balance at February 29, 2008	338,124
Payments	105,952
Amortization	(133,548)
Currency translation and other	(7,521)

Balance at February 28, 2009	303,007
Payments	84,345
Amortization	(102,750)
Currency translation and other	3,363

Balance at February 28, 2010	$287,965

NOTE 11 –	LONG AND SHORT-TERM DEBT

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

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $224,709 (at a carrying value of $230,468) and $118,966 (at a carrying value of $228,618) at February 28, 2010 and 2009, respectively. The carrying amount of the Corporation’s publicly traded debt significantly exceeded its fair value at February 28, 2009 due to the tighter U.S. credit markets.

On April 4, 2006, the Corporation entered into a new $650,000 secured credit agreement. The new credit agreement included a $350,000 revolving credit facility and a $300,000 delay draw term loan. The Corporation could request one or more term loans until April 4, 2007. In connection with the execution of this new agreement, the Corporation’s amended and restated credit agreement dated May 11, 2004 was terminated and deferred financing fees of $1,013 were written off. The obligations under the new credit agreement are guaranteed by the Corporation’s material domestic subsidiaries and are secured by substantially all of the personal property of American Greetings Corporation and each of its material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of the Corporation’s domestic subsidiaries and 65% of the capital stock of the Corporation’s first tier international subsidiaries. The revolving credit facility will mature on April 4, 2011 and any outstanding term loans will mature on April 4, 2013. Each term loan will amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2007, with the balance payable on April 4, 2013.

Revolving loans denominated in U.S. dollars under the new credit agreement will bear interest at a rate per annum based on the then applicable London Inter-Bank Offer Rate (“LIBOR”) or the alternate base rate (“ABR”), as defined in the credit agreement, in each case, plus margins adjusted according to the Corporation’s leverage ratio. Term loans will bear interest at a rate per annum based on either LIBOR plus 150 basis points or based on the ABR, as defined in the credit agreement, plus 25 basis points. Initially, the Corporation paid an annual commitment fee of 62.5 basis points on the undrawn portion of the term loan. The commitment fee on the revolving facility fluctuates based on the Corporation’s leverage ratio.

On February 26, 2007, the credit agreement dated April 4, 2006 was amended. The amendment decreased the size of the term loan facility to $100,000 and extended the period during which the Corporation may borrow on the term loan until April 4, 2008. In connection with the reduction of the term loan facility, deferred financing fees of $1,128 were written off. Further, it extended the commitment fee on the term loan through April 4, 2008 and increased the fee to 75 basis points on the undrawn portion of the loan. In connection with this amendment, the start of the amortization period was also changed from April 4, 2007 to April 4, 2008.

On March 28, 2008, the aforementioned credit agreement was further amended. The amendment extended the period during which the Corporation may borrow on the term loan until April 3, 2009 and changed the start of the amortization period from April 4, 2008 until April 3, 2009.

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

On February 23, 2009, the Corporation drew down $100,000 in principal amount under the term loan to provide it with greater financial flexibility and to enhance liquidity for the long term.

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

The Corporation is also party to an amended and restated receivables purchase agreement that had available financing of up to $150,000. The agreement was set to expire on October 23, 2009. Under the amended and restated receivables purchase agreement, the Corporation and certain of its subsidiaries sell accounts receivable to AGC Funding, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit. This arrangement is accounted for as a financing transaction.

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

On September 23, 2009, the amended and restated receivables purchase agreement was further amended. The amendment decreased the amount of available financing under the agreement from $90,000 to $80,000 and allows certain receivables to be excluded from the program in connection with the exercise of rights under insurance and other products that may be obtained from time to time by the Corporation or other originators that are designed to mitigate credit risks associated with the collection of accounts receivable. The amendment also extended the maturity date to September 21, 2012; provided, however, that in addition to customary termination provisions, the receivables purchase agreement will terminate upon termination of the liquidity commitments obtained by the purchaser groups from third party liquidity providers. Such commitments may be made available to the purchaser groups for 364-day periods only (initial 364-day period began on September 23, 2009), and there can be no assurances that the third party liquidity providers will renew or extend their commitments under the receivables purchase agreement. If that is the case, the receivables purchase agreement will terminate and the Corporation will not receive the benefit of the entire three-year term of the agreement.

There were no balances outstanding under the amended and restated receivables purchase agreement as of February 28, 2010 or 2009.

At February 28, 2010, the Corporation was in compliance with its financial covenants under the borrowing agreements described above.

The total fair value of the Corporation’s non-publicly traded debt, term loan and revolving credit facility, based on comparable publicly traded debt prices, was $99,250 (at a carrying value of $99,250) and $129,280 (at a carrying value of $161,600) at February 28, 2010 and 2009, respectively.

Debt due within one year is $1,000 and $750 at February 28, 2010 and 2009, respectively.

Long-term debt and their related calendar year due dates, net of unamortized discounts, were as follows:

	February 28, 2010	February 28, 2009

7.375% senior notes, due 2016	$212,184	$211,440
7.375% notes, due 2016	18,103	16,997
Term loan facility, due 2013	98,250	99,250
Revolving credit facility, due 2011	-	61,600
6.10% senior notes, due 2028	181	181
Other	5	5

	$328,723	$389,473

At February 28, 2010, the balance outstanding on the term loan facility bears interest at a rate of approximately 1.8%. In addition to the balances outstanding under the aforementioned agreement, the Corporation provides financing for certain transactions with some of its vendors, which includes a combination of various guarantees and letters of credit. At February 28, 2010, the Corporation had credit arrangements to support the letters of credit in the amount of $115,057 with $46,222 of credit outstanding.

Aggregate maturities of long-term debt are as follows:

2011	$1,000
2012	1,000
2013	1,000
2014	96,250
2015	-
Thereafter	254,867

$354,117

Interest paid in cash on short-term and long-term debt was $23,294 in 2010, $21,721 in 2009 and $18,512 in 2008.

NOTE 12 –	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The Corporation has a non-contributory profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $9,338 and $5,184 for 2010 and 2008, respectively. In addition, the Corporation, at its discretion, matches a portion of 401(k) employee contributions. The Corporation’s matching contributions were $4,787 and $4,521 for 2010 and 2008, respectively. Based on the 2009 operating results, the Corporation elected not to make profit-sharing or 401(k) matching contributions for 2009.

The Corporation also participates in a multi-employer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multi-employer plan, representing contributions to the plan, was $417, $511 and $554 in 2010, 2009 and 2008, respectively.

The Corporation has nonqualified deferred compensation plans that provide certain officers and directors with the opportunity to defer receipt of compensation and director fees, respectively, including compensation received in the form of the Corporation’s common shares. The Corporation funds these deferred compensation liabilities by making contributions to a rabbi trust. In accordance with ASC Topic 710-10-25, “Compensation – Recognition – Deferred Compensation – Rabbi Trust,” both the trust assets and the related obligation associated with deferrals of the Corporation’s common shares are recorded in equity at cost and offset each other. There were approximately 0.2 million common shares in the trust at February 28, 2010 with a cost of $2,856 compared to approximately 0.3 million common shares with a cost of $5,133 at February 28, 2009.

In 2001, in connection with its acquisition of Gibson Greetings, Inc. (“Gibson”), the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Gibson Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Gibson Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Gibson Retirement Plan has a measurement date of February 28 or 29. No contributions were made to the plan in either 2010 or 2009. The Gibson Retirement Plan was under-funded at February 28, 2010 and 2009.

The Corporation also has an unfunded nonqualified defined benefit pension plan (the “Supplemental Executive Retirement Plan”) covering certain management employees. The Supplemental Executive Retirement Plan has a measurement date of February 28 or 29. The Supplemental Executive Retirement Plan was amended in 2005 to change the twenty-year cliff-vesting period with no minimum plan service requirements to a ten-year cliff-vesting period with a requirement that at least five years of that service must be as a plan participant. The plan was amended in 2008 to authorize the Corporation to make a one-time offer to each participant who is no longer employed by American Greetings, but is either currently receiving payments under the plan or has a deferred vested benefit under the plan to receive a lump sum cash payment in 2008 in satisfaction of all future benefit payments under the Supplemental Executive Retirement Plan. As a result, a settlement expense of $105 was recorded during 2008.

The Corporation also has several defined benefit pension plans at its Canadian subsidiary. These include a defined benefit pension plan covering most Canadian salaried employees, which was closed to new participants effective January 1, 2006, but eligible members continue to accrue benefits and an hourly plan in which benefits earned have been frozen and participants no longer accrue benefits after March 1, 2000. There are also two unfunded plans, one that covers a supplemental executive retirement pension relating to an employment agreement and one that pays supplemental pensions to certain former hourly employees pursuant to a prior collective bargaining agreement. All plans have a measurement date of February 28 or 29. During 2008, the Corporation settled a portion of its obligation under one of the defined benefit pension plans at its Canadian subsidiary. For the affected participants, the plan was converted to a defined contribution plan. As a result, a settlement expense of $1,067 was recorded. Additionally, during 2010, the Corporation settled a portion of its obligation under the Canadian hourly plan. The Corporation made a contribution to the plan, which was used to purchase annuities for the affected participants. As a result, a settlement expense of $126 was recorded.

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

The following table sets forth summarized information on the defined benefit pension plans and postretirement benefits plan:

	Pension Plans		Postretirement Benefits
	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$140,116	$152,565	$120,113	$139,665
Service cost	730	954	2,365	3,495
Interest cost	9,279	9,128	7,359	8,682
Participant contributions	32	46	4,591	4,546
Retiree drug subsidy payments	-	-	-	2,898
Plan amendments	53	-	-	-
Actuarial loss (gain)	22,034	(6,311)	(14,649)	(31,191)
Benefit payments	(10,080)	(10,081)	(8,858)	(7,982)
Settlements	(3,512)	-	-	-
Currency exchange rate changes	4,193	(6,185)	-	-

Benefit obligation at end of year	162,845	140,116	110,921	120,113
Change in plan assets:
Fair value of plan assets at beginning of year	86,489	126,023	61,898	76,686
Actual return on plan assets	21,691	(26,002)	11,180	(11,352)
Employer contributions	4,001	1,776	(1,883)	-
Participant contributions	32	46	4,591	4,546
Benefit payments	(10,080)	(10,081)	(8,858)	(7,982)
Settlements	(3,512)	-	-	-
Currency exchange rate changes	3,471	(5,273)	-	-

Fair value of plan assets at end of year	102,092	86,489	66,928	61,898

Funded status at end of year	$(60,753)	$(53,627)	$(43,993)	$(58,215)

Amounts recognized on the Consolidated Statement of Financial Position consist of the following:

	Pension Plans		Postretirement Benefits
	2010	2009	2010	2009

Other assets	$-	$623	$-	$-
Accrued compensation and benefits	(2,335)	(2,076)	-	-
Other liabilities	(58,418)	(52,174)	(43,993)	(58,215)

Net amount recognized	$(60,753)	$(53,627)	$(43,993)	$(58,215)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$55,275	$50,277	$23,611	$47,720
Net prior service cost (credit)	828	1,036	(11,766)	(19,184)
Net transition obligation	46	43	-	-

Accumulated other comprehensive income	$56,149	$51,356	$11,845	$28,536

For the defined benefit pension plans, the estimated net loss, prior service cost and transition obligation that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $2,094, $170 and $5, respectively. For the postretirement benefit plan, the estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $1,000 and ($7,400), respectively.

The following table presents significant weighted-average assumptions to determine benefit obligations and net periodic benefit cost:

	Pension Plans		Postretirement Benefits
	2010	2009	2010	2009

Weighted average discount rate used to determine:
Benefit obligations at measurement date
US	5.50-5.75%	6.75%	5.75%	6.75%
International	5.50%	7.50%	N/A	N/A
Net periodic benefit cost
US	6.75%	6.50%	6.75%	6.50%
International	7.50%	5.75%	N/A	N/A
Expected long-term return on plan assets:
US	7.00%	7.00%	7.00%	7.00%
International	6.00%	6.00%	N/A	N/A
Rate of compensation increase:
US	Up to 6.50%	Up to 6.50%	N/A	N/A
International	Up to 3.50%	Up to 3.50%	N/A	N/A
Health care cost trend rates:
For year ending February 28 or 29	N/A	N/A	9.00%	9.00%
For year following February 28 or 29	N/A	N/A	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year the rate reaches the ultimate trend rate	N/A	N/A	2017	2017

For 2010, the net periodic pension cost for the pension plans was based on long-term asset rates of return as noted above. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

For 2010, the Corporation assumed a long-term asset rate of return of 7% to calculate the expected return for the postretirement benefit plan. In developing the 7% expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical 15-year compounded returns for such asset classes. This rate is also consistent with actual compounded returns earned by the plan over several years.

	2010	2009

Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$1,036	$1,429
Accumulated postretirement benefit obligation	10,262	11,298
Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(841)	(1,155)
Accumulated postretirement benefit obligation	(8,373)	(9,362)

The following table presents selected pension plan information:

	2010	2009

For all pension plans:
Accumulated benefit obligation	$158,351	$136,595
For pension plans that are not fully funded:
Projected benefit obligation	162,845	126,386
Accumulated benefit obligation	158,351	122,923
Fair value of plan assets	102,092	72,136

A summary of the components of net periodic benefit cost for the pension plans is as follows:

	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$730	$954	$987
Interest cost	9,279	9,128	8,919
Expected return on plan assets	(5,637)	(8,049)	(8,761)
Amortization of transition obligation	6	6	6
Amortization of prior service cost	261	260	260
Amortization of actuarial loss	1,942	459	1,454
Settlements	126	-	1,172

Net periodic benefit cost	6,707	2,758	4,037
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	6,069	27,681	1,047
Prior service cost	53	-	90
Amortization of prior service cost	(261)	(260)	(260)
Amortization of actuarial loss	(1,942)	(459)	(1,454)
Amortization of transition obligation	(6)	(6)	(6)
Settlements	(126)	-	(1,172)

Total recognized in net periodic benefit cost and other comprehensive income	$10,494	$29,714	$2,282

A summary of the components of net periodic benefit cost for the postretirement benefit plan is as follows:

	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$2,365	$3,495	$3,885
Interest cost	7,359	8,682	8,229
Expected return on plan assets	(4,107)	(5,100)	(5,097)
Amortization of prior service credit	(7,418)	(7,418)	(7,418)
Amortization of actuarial loss	2,386	4,224	6,042

Net periodic benefit cost	585	3,883	5,641
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial gain	(21,723)	(14,739)	(10,919)
Amortization of actuarial loss	(2,386)	(4,224)	(6,042)
Amortization of prior service credit	7,418	7,418	7,418

Total recognized in net periodic benefit cost and other comprehensive income	$(16,106)	$(7,662)	$(3,902)

At February 28, 2010 and 2009, the assets of the plans are held in trust and allocated as follows:

	Pension Plans		Postretirement Benefits
	2010	2009	2010	2009	Target Allocation

Equity securities:
US	46%	39%	37%	24%	15% - 35%
International	31%	24%	N/A	N/A	N/A
Debt securities:
US	53%	60%	59%	68%	55% - 75%
International	67%	59%	N/A	N/A	N/A
Cash and cash equivalents:
US	1%	1%	4%	8%	0% - 20%
International	2%	17%	N/A	N/A	N/A

As of February 28, 2010, the investment policy for the U.S. pension plans targets an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due. The investment policy for the international pension plans targets an approximately 30/60/10 distribution between equity securities, debt securities and cash and cash equivalents.

The investment policy for the postretirement benefit plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed, with debt securities averaging 2.5 years to maturity with a credit rating of ‘A’ or better. This policy is subject to review and change.

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2010:

		Quoted prices in
		active markets for	Significant other
	Fair value at	identical assets	observable inputs
	February 28, 2010	(Level 1)	(Level 2)

U.S. plans:
Short-term investments	$683	$683	$-
Equity securities	38,079	-	38,079
Fixed-income funds	43,073	-	43,073
International plans:
Short-term investments	241	241	-
Equity securities	6,487	-	6,487
Fixed-income funds	13,529	-	13,529

Total:	$102,092	$924	$101,168

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2010:

		Quoted prices in
		active markets for	Significant other
	Fair value at	identical assets	observable inputs
	February 28, 2010	(Level 1)	(Level 2)

Short-term investments	$2,565	$2,565	$-
Common stock	25,035	25,035	-
Fixed-income funds	39,328	-	39,328

Total:	$66,928	$27,600	$39,328

Short-term investments:  Short-term investments are valued at the closing price on the active market based on exchange rate to the United States dollar.

Equity securities:  The fair value of common / collective trust funds are determined based on the quoted prices of the underlying investments. Common stock is valued at the closing price reported on the active market on which the individual securities are traded.

Debt securities:  The fair value of common / collective trust funds are determined based on the quoted prices of the underlying investments. Fixed income funds, which primarily consist of corporate and government bonds, are valued using evaluated prices, such as dealer quotes, available trade information, spreads, bids and offers, prepayment speeds, U.S. Treasury curves and interest rate movements, provided by a pricing vendor.

Although the Corporation does not anticipate that contributions to the Gibson Retirement Plan will be required in 2011, it may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Corporation are not expected to exceed deductible limits in accordance with Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute $2,184 to the Supplemental Executive Retirement Plan in 2011. The plan is a nonqualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

In addition, the Corporation does not anticipate contributing to the postretirement benefit plan in 2011.

The benefits expected to be paid out are as follows:

		Postretirement Benefits
	Pension	Excluding Effect of	Including Effect of
	Plans	Medicare Part D Subsidy	Medicare Part D Subsidy

2011	$10,571	$6,720	$5,725
2012	10,577	7,011	6,094
2013	10,647	7,192	6,172
2014	10,705	7,306	6,211
2015	10,862	7,577	6,394
2016 – 2020	56,262	41,033	39,454

NOTE 13 –	LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 25 years. Rental expense under operating leases for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 is as follows:

	2010	2009	2008

Gross rentals	$47,473	$48,332	$47,536
Sublease rentals	(24,891)	(460)	(241)

Net rental expense	$22,582	$47,872	$47,295

At February 28, 2010, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2011	$20,993
2012	15,459
2013	11,431
2014	7,778
2015	5,680
Later years	14,863

76,204
Sublease rentals	(51,207)

Net rentals	$24,997

The majority of the sublease rentals in the table above are being paid by Schurman. These amounts relate to retail stores acquired by Schurman that are being conditionally subleased to Schurman. See Note 2 for additional information. The failure of Schurman to operate the retail stores successfully could have a material adverse effect on the Corporation, because if Schurman is not able to comply with its obligations under the subleases, the Corporation remains contractually obligated, as primary lessee, under those leases.

NOTE 14 –	FAIR VALUE MEASUREMENTS

ASC 820 outlines a valuation framework, which requires use of the market approach, income approach and/or cost approach when measuring fair value and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 also expands disclosure requirements to include the methods and assumptions used to measure fair value.

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

The following table summarizes the financial assets measured at fair value on a recurring basis as of the measurement date, February 28, 2010, and the basis for that measurement, by level within the fair value hierarchy:

		Quoted prices	Quoted prices
		in active	in active
	Balance	markets for	markets for	Significant
	as of	identical assets	similar assets	unobservable
	February	and liabilities	and liabilities	inputs
	28, 2010	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Active employees’ medical plan trust assets	$4,087	$4,087	$-	$-
Deferred compensation plan assets(1)	4,785	4,785	-	-
Warrant – Amscan	16,274	-	-	16,274

Total	$25,146	$8,872	$-	$16,274

Non-financial assets:
Assets held for sale	$5,557	$-	$5,557	$-

Total	$5,557	$-	$5,557	$-

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

The fair value of the investments in the active employees’ medical plan trust was considered a Level 1 valuation as it is based on the quoted market value per share of each individual security investment in an active market.

The deferred compensation plan is comprised of mutual fund assets and the Corporation’s common shares. The fair value of the mutual fund assets was considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. The fair value of the Corporation’s common shares was considered a Level 1 valuation as it is based on the quoted market value per share of the Class A common shares in an active market. Although the Corporation is under no obligation to fund employees’ nonqualified accounts, the fair value of the related non-qualified deferred compensation liability is based on the fair value of the mutual fund assets and the Corporation’s common shares.

Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. In accordance with ASC 360, during the fourth quarter of 2010, assets held for sale relating to the Corporation’s DesignWare party goods product lines with a carrying value of $13,936 were written down to fair value of $5,875, less cost to sell of $318, or $5,557. This resulted in an impairment charge of $8,379, which was recorded in “Material, labor and other production costs” on the Consolidated Statement of Operations. The assets held for sale included land and buildings related to the Kalamazoo facility within the North American Social Expression Products segment. The fair value of these assets held for sale was considered a Level 2 valuation as it was based on observable selling prices for similar assets that were sold within the past eighteen months. During the first quarter of 2010, assets held for sale related to the Corporation’s candy product lines with a carrying value of $2,570 were written down to fair value of $1,610, resulting in an impairment charge of $960. These assets were included within the Retail Operations segment and the related impairment charge was recorded in “Material, labor and other production costs” on the Consolidated Statement of Operations. The assets held for sale primarily included inventory, land, building and equipment. The sale of the candy product lines closed in the third quarter of 2010. In addition, the land and buildings associated with Carlton Mexico’s facility within the North American Social Expression Products segment and a manufacturing facility within the International Social Expression Products segment have been reclassified to “Assets held for sale” on the Consolidated Statement of Financial Position for all periods presented as both locations met the criteria to be classified as held for sale during 2010. Bids from third parties for the purchase of the land and buildings at both facilities exceed the current book values of these assets. Therefore, no adjustments to the carrying values were recorded in 2010. The assets included in “Assets held for sale” are expected to sell within one year.

In connection with the Party Goods Transaction, on December 21, 2009, the Corporation received a warrant to purchase 740.74 shares of the common stock of AAH Holdings Corporation, Amscan’s ultimate parent corporation. These shares were valued at $16,274, or $21.97 per share. The fair value of the warrant was considered a Level 3 valuation as it was estimated using various Black-Scholes option-pricing models. Model inputs included the current price of the underlying stock, the exercise price for the warrant, the remaining term of the warrant, expected dividends, risk free rate of return and the expected volatility. Consideration was also given to the marketability of the warrant.

NOTE 15 –	COMMON SHARES AND STOCK OPTIONS

At February 28, 2010 and 2009, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B common shares.

Class A common shares have one vote per share and Class B common shares have ten votes per share. There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation’s Amended and Restated Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. While it is the Corporation’s general policy to repurchase Class B common shares whenever they are offered by a holder, if the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer, other than to a permitted transferee.

Total stock-based compensation expense, recognized in “Administrative and general expenses” on the Consolidated Statement of Operations, was $5,819 ($3,648 net of tax), which reduced both earnings per share and earnings per share – assuming dilution by $0.09 per share during the year ended February 28, 2010. During 2009, total stock-based compensation expense was $4,369 ($2,738 net of tax), which reduced both earnings per share and earnings per share – assuming dilution by $0.06 per share. During 2008, total stock-based compensation expense was $6,547 ($4,114 net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.08 per share.

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

Stock option transactions and prices are summarized as follows:

			Weighted-Average
	Number of	Weighted-	Remaining	Aggregate
	Class A	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)

Outstanding at February 28, 2009	5,692,819	$21.72		-
Granted	1,104,450	8.51
Exercised	(335,937)	23.28
Cancelled	(1,156,200)	22.58

Outstanding at February 28, 2010	5,305,132	$19.00	6.2	14,190

Exercisable at February 28, 2010	3,776,073	$22.07	6.0	2,340

			Weighted-Average
	Number of	Weighted-	Remaining	Aggregate
	Class B	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)

Outstanding at February 28, 2009	1,017,520	$22.55		-
Granted	193,000	7.73

Outstanding at February 28, 2010	1,210,520	$20.19	6.4	2,372

Exercisable at February 28, 2010	835,270	$23.01	5.9	65

The fair value of the options granted is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008

Risk-free interest rate	1.3%	2.5%	4.6%
Dividend yield	6.0%	2.7%	1.25%
Expected stock volatility	0.71	0.31	0.25
Expected life in years	2.4	2.4	2.3

The weighted average fair value per share of options granted during 2010, 2009 and 2008 was $2.83, $3.13 and $4.44, respectively. The total intrinsic value of options exercised was $1,985, $116 and $8,937 in 2010, 2009 and 2008, respectively.

During 2006, approximately 180,000 performance shares were awarded to certain executive officers under the American Greetings 1997 Equity and Performance Incentive Plan. The performance shares represented the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a five-year performance period. The performance shares were in lieu of a portion of the officer’s annual cash bonus. The number of performance shares actually earned was based on the percentage of the officer’s target incentive award, if any, that the officer achieved during the performance period under the Corporation’s Key Management Annual Incentive Plan. The Corporation recognized compensation expense related to performance shares ratably over the estimated period during which the shares could be earned. All 180,000 performance shares were earned by the executives as of February 29, 2008.

During 2009, approximately 60,000 performance shares were awarded to certain executive officers under the American Greetings 2007 Omnibus Incentive Compensation Plan (the “Plan”). The performance shares represent the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a performance period of up to two years. The number of performance shares actually earned will be based on the percentage of the officer’s target incentive award, if any, that the officer achieves during the performance period under the Corporation’s Key Management Annual Incentive Plan. The Corporation recognizes compensation expense related to performance shares ratably over the estimated period during which the shares could be earned. During 2009, the target incentive awards were not earned as operating targets were not reached and thus, no compensation expense related to the performance shares was recognized. During 2010, the management objectives were met and the executives earned all 60,000 performance shares.

The fair value of the performance shares is the estimated present value at the dates specified below of each respective fiscal year using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008

Risk-free interest rate	0.67%	1.74%	4.95%
Dividend yield	14.81%	2.55%	1.38%
Expected stock volatility	0.99	0.37	0.25
Expected life in years	1.0	1.0	1.0

The fair value per share of the performance shares in 2010, 2009 and 2008 was $2.80, $18.38 and $22.79, respectively. Compensation costs recognized for approximately 60,000 performance shares vesting in 2010 and 2008 were approximately $167 (included in the $5,819 stock compensation expense disclosed above) and $1,400 (included in the $6,547 stock compensation expense disclosed above), respectively. Approximately 60,000 Class B common shares were issued in each of 2009, 2008 and 2007 related to the performance shares earned and vested in 2008, 2007 and 2006, respectively.

In 2010, the shareholders approved an amendment to the Plan reserving an additional 1,600,000 Class A common shares and 400,000 Class B common shares for issuance under the Plan. As a result, 1,410,000 performance shares were awarded to certain of the Corporation’s employees, including executive officers under the Plan. The performance shares represent the right to receive Class A common shares or Class B common shares, at no cost to the employee, upon achievement of management objectives over up to three annual performance periods and the satisfaction of a service-based vesting period. The number of performance shares actually credited to a participant will be based on achieving a corporate consolidated earnings before interest and taxes (“EBIT”) goal at the end of each of the three annual performance periods. Each of the three annual performance periods are subject to the same EBIT goals, which had been established as of the date of grant. At the end of each performance period, providing that the performance objectives are met, the shares are then subject to a vesting requirement of two years of continuing service. The Corporation recognizes compensation expense related to performance shares ratably over the estimated combined performance and vesting period. During 2010, the required performance objectives for the first year performance period were satisfied and approximately 700,000 performance shares were credited to participants.

The fair value of the performance shares is the estimated present value during 2010 using the Black-Scholes option-pricing model with the following assumptions:

2010

Risk-free interest rate	1.54%
Dividend yield	4.48%
Expected stock volatility	0.78
Expected life in years	2.3

The fair value per share of the performance shares in 2010 was $9.67. Compensation costs recognized for the approximately 700,000 performance shares credited based on the Corporation’s EBIT in 2010 was approximately $2,186 (included in the $5,819 stock compensation expense disclosed above). There have been no shares issued during 2010 as part of this performance share program.

As of February 28, 2010, the Corporation had unrecognized compensation expense of approximately $1,903 and $11,242, before taxes, related to stock options and performance shares, respectively. The unrecognized compensation expense is expected to be recognized over an average period of approximately two years.

The number of shares available for future grant at February 28, 2010 is 1,091,891 Class A common shares and 285,864 Class B common shares.

NOTE 16 –	BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandise retailers as the primary channel. As permitted under ASC Topic 280, “Segment Reporting,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. Approximately 54% of the North American Social Expression Products segment’s revenue in 2010, 2009 and 2008 is attributable to its top five customers. Approximately 42% of the International Social Expression Products segment’s revenue in 2010, 2009 and 2008 is attributable to its top three customers.

At February 28, 2009, the Corporation owned and operated 341 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores were primarily located in malls and strip shopping centers. The stores sold products purchased from the North American Social Expression Products segment as well as products purchased from other vendors. During the first quarter of 2010, the Corporation sold all of its card and gift retail store assets to Schurman, which operates stores under the American Greetings, Carlton Cards and Papyrus brands. See Note 2 for further information.

AG Interactive distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The two acquisitions in 2008, which are included in this segment, provide the Corporation entry into the online photo sharing space and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books. See Note 2 for further information.

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

Prior to the sale of the Retail Operations segment, intersegment sales from the North American Social Expression Products segment to the Retail Operations segment were recorded at estimated arm’s-length prices. Intersegment sales and profits were eliminated in consolidation. All inventories resulting from intersegment sales were carried at cost. Accordingly, the Retail Operations segment recorded full profit upon its sales to consumers.

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

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense on centrally-incurred debt, domestic profit-sharing expense, settlement charges and stock-based compensation expense. In addition, the costs associated with corporate operations including the senior management, corporate finance, legal and human resource functions, among other costs, are included in the unallocated items. In 2010, unallocated items included the negotiated settlement of a lawsuit totaling $24,000, all of which was paid as of February 28, 2010.

Operating Segment Information

	Total Revenue			Segment Earnings (Loss)
	2010	2009	2008	2010	2009	2008

North American Social Expression Products	$1,231,850	$1,139,745	$1,171,235	$236,305	$106,006	$213,617
Intersegment items	(5,104)	(52,805)	(52,893)	(3,511)	(38,899)	(39,662)
Exchange rate adjustment	8,433	8,508	11,300	3,620	2,844	3,273

Net	1,235,179	1,095,448	1,129,642	236,414	69,951	177,228
International Social Expression Products	209,974	205,687	211,191	13,778	(60,206)	15,979
Exchange rate adjustment	44,058	65,040	100,135	3,068	(17,463)	8,757

Net	254,032	270,727	311,326	16,846	(77,669)	24,736
Retail Operations	11,727	170,066	184,099	(34,830)	(19,727)	(5,011)
Exchange rate adjustment	112	8,746	13,250	(285)	496	1,358

Net	11,839	178,812	197,349	(35,115)	(19,231)	(3,653)
AG Interactive	78,955	81,615	75,637	10,586	(156,325)	5,974
Exchange rate adjustment	1,491	1,798	3,078	833	(5,366)	481

Net	80,446	83,413	78,715	11,419	(161,691)	6,455
Non-reportable segments	53,975	62,338	59,356	7,634	(7,627)	3,779
Unallocated	387	-	63	(116,103)	(83,966)	(83,071)
Exchange rate adjustment	-	-	-	(141)	5,300	(1,506)

Net	387	-	63	(116,244)	(78,666)	(84,577)

	$1,635,858	$1,690,738	$1,776,451	$120,954	$(274,933)	$123,968

	Depreciation and Amortization			Capital Expenditures
	2010	2009	2008	2010	2009	2008

North American Social Expression Products	$32,507	$28,179	$29,289	$22,144	$43,470	$43,346
Exchange rate adjustment	8	17	23	8	42	42

Net	32,515	28,196	29,312	22,152	43,512	43,388
International Social Expression Products	3,907	4,359	3,455	1,086	1,026	663
Exchange rate adjustment	752	1,339	1,591	207	307	271

Net	4,659	5,698	5,046	1,293	1,333	934
Retail Operations	395	4,653	5,257	29	4,330	5,901
Exchange rate adjustment	18	268	368	(2)	228	547

Net	413	4,921	5,625	27	4,558	6,448
AG Interactive	4,932	8,274	5,026	2,615	3,910	3,326
Exchange rate adjustment	190	689	1,498	(4)	8	-

Net	5,122	8,963	6,524	2,611	3,918	3,326
Non-reportable segments	1,820	1,628	1,425	260	2,218	2,492
Unallocated	636	610	603	207	194	35

	$45,165	$50,016	$48,535	$26,550	$55,733	$56,623

	Assets
	2010	2009

North American Social Expression Products	$961,112	$924,824
Exchange rate adjustment	2,218	(3,163)

Net	963,330	921,661
International Social Expression Products	117,874	112,836
Exchange rate adjustment	19,006	6,021

Net	136,880	118,857
Retail Operations	1,738	32,728
Exchange rate adjustment	-	(643)

Net	1,738	32,085
AG Interactive	19,988	23,432
Exchange rate adjustment	287	176

Net	20,275	23,608
Non-reportable segments	39,026	39,281
Unallocated and intersegment items	351,425	312,631
Exchange rate adjustment	16,977	(74)

Net	368,402	312,557

	$1,529,651	$1,448,049

Geographical Information

	Total Revenue			Fixed Assets - Net
	2010	2009	2008	2010	2009

United States	$1,266,876	$1,235,828	$1,286,213	$220,626	$244,111
United Kingdom	209,059	222,918	260,288	21,909	22,632
Other international	159,923	231,992	229,950	2,216	8,821

	$1,635,858	$1,690,738	$1,776,451	$244,751	$275,564

Product Information

	Total Revenue
	2010	2009	2008

Everyday greeting cards	$764,199	$704,380	$709,824
Seasonal greeting cards	368,781	356,762	379,603
Gift packaging	221,167	240,452	264,040
Other revenue	37,566	44,339	45,667
All other products	244,145	344,805	377,317

	$1,635,858	$1,690,738	$1,776,451

The “All other products” classification includes, among other things, giftware, party goods, calendars, custom display fixtures, stickers, online greeting cards and other digital products.

Termination Benefits and Facility Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The Corporation recorded severance charges of $10,814, $15,688 and $6,288 in 2010, 2009 and 2008, respectively, related to headcount reductions and facility closures at several locations. During 2010, severance charges totaling $1,397 and $2,798 have been recorded in the North American Social Expressions segment related to the planned facility closures in Mexico City, Mexico and Kalamazoo, Michigan, respectively. See Note 2 for further information. The expense of $15,688 recorded in 2009 included enhanced benefits provided to certain domestic employees that were severed in connection with the headcount reductions announced in the fourth quarter of 2009. These one-time termination benefits were accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations.”

The following table summarizes the severance charges by segment:

	2010	2009	2008

North American Social Expression Products	$8,517	$6,247	$4,902
International Social Expression Products	263	4,119	71
Retail Operations	618	1,787	74
AG Interactive	802	1,626	22
Non-reportable	232	1,108	27
Unallocated	382	801	1,192

Total	$10,814	$15,688	$6,288

The remaining balance of the severance accrual was $14,030 and $14,209 at February 28, 2010 and 2009, respectively, and is included in “Accrued liabilities” on the Consolidated Statement of Financial Position.

NOTE 17 –	INCOME TAXES

Income (loss) from continuing operations before income taxes:

	2010	2009	2008

United States	$129,115	$(136,523)	$89,409
International	(8,161)	(138,410)	34,559

	$120,954	$(274,933)	$123,968

Income tax expense (benefit) from the Corporation’s continuing operations has been provided as follows:

	2010	2009	2008

Current:
Federal	$7,730	$(21,530)	$21,849
International	2,079	2,918	18,496
State and local	4,303	876	8,075

	14,112	(17,736)	48,420
Deferred	25,268	(29,438)	(7,772)

	$39,380	$(47,174)	$40,648

Reconciliation of the Corporation’s income tax expense (benefit) from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2010	2009	2008

Income tax expense (benefit) at statutory rate	$42,334	$(96,227)	$43,389
State and local income taxes, net of federal tax benefit	1,431	(1,128)	3,744
Corporate-owned life insurance	(4,688)	(633)	(395)
Nondeductible goodwill	-	61,445	-
International items, net of foreign tax credits	(2,490)	(7,613)	(6,770)
Worthless stock deduction on international subsidiary	(6,043)	(9,460)	-
Charitable contributions carryforward expiration	-	2,434	-
Exchange loss of international liquidation	2,562	-	-
Valuation allowance	302	(2,000)	(752)
Accruals and settlements	6,313	486	3,491
Other	(341)	5,522	(2,059)

Income tax at effective tax rate	$39,380	$(47,174)	$40,648

During 2010, the Corporation determined it was eligible for a worthless stock deduction related to one of its international subsidiaries, which resulted in the recording of a benefit of $6,043.

During 2009, of the $290,166 of goodwill and other intangible assets impairment charge, $175,558 had no tax basis, and therefore, is permanently nondeductible. As a result, the prior year tax benefit was reduced by $61,445. Also, in 2009, $2,434 of a prior year net charitable contribution carryforward expired. Prior to 2009, the Corporation’s taxable income projections for 2009 supported the utilization of that carryforward in 2009. During 2009, the Corporation determined it was eligible for a worthless stock deduction related to one of its international subsidiaries, which resulted in the recording of a benefit of $9,460.

Income taxes paid from continuing operations were $12,881 in 2010, $19,555 in 2009 and $40,205 in 2008.

Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	February 28, 2010	February 28, 2009

Deferred tax assets:
Employee benefit and incentive plans	$59,859	$63,423
Net operating loss carryforwards	41,221	33,725
Deferred capital loss	8,379	8,291
Reserves not currently deductible	32,993	44,001
Charitable contributions carryforward	2,094	2,580
Foreign tax credit carryforward	35,948	33,682
Goodwill and other intangible assets	58,104	60,263
Other	2,085	5,540

	240,683	251,505
Valuation allowance	(25,109)	(24,807)

Total deferred tax assets	215,574	226,698
Deferred tax liabilities:
Property, plant and equipment	20,647	22,846
Other	1,057	2,896

Total deferred tax liabilities	21,704	25,742

Net deferred tax assets	$193,870	$200,956

Net deferred tax assets are included on the Consolidated Statement of Financial Position in the following captions:

	February 28, 2010	February 28, 2009

Deferred and refundable income taxes (current)	$51,929	$54,929
Deferred and refundable income taxes (noncurrent)	143,770	147,857
Deferred income taxes and noncurrent income taxes payable	(1,829)	(1,830)

Net deferred tax assets	$193,870	$200,956

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

The Corporation periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 28, 2010, the valuation allowance of $25,109 related principally to certain international and domestic net operating loss carryforwards and deferred capital losses.

At February 28, 2010, the Corporation had deferred tax assets of approximately $14,886 for international net operating loss carryforwards, of which $4,519 has no expiration dates and $10,367 has expiration dates ranging from 2011 through 2019. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss, charitable contribution and foreign tax credit (“FTC”) carryforwards of approximately $16,153, $10,182, $2,094 and $35,948, respectively. The federal net operating loss carryforward has expiration dates ranging from 2019 to 2027. The state net operating loss carryforwards have expiration dates ranging from 2011 to 2030. The charitable contribution carryforward has an expiration date of 2014. The FTC carryforwards have expiration dates ranging from 2014 to 2020.

Deferred taxes have not been provided on approximately $65,486 of undistributed earnings of international subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

At February 28, 2010, the Corporation had unrecognized tax benefits of $45,661 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $33,765, compared to unrecognized tax benefits of $34,760 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $23,433 at February 28, 2009. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 28, 2010 could decrease approximately $12,619 during 2011 due to anticipated settlements and resulting cash payments related to open years after 1999, which are currently under examination.

The following chart reconciles the Company’s total gross unrecognized tax benefits for the years ended February 28, 2010 and 2009:

	2010	2009	2008

Balance at beginning of year	$34,760	$27,523	$24,722
Additions based on tax positions related to the current year	12,673	229	1,401
Reductions based on tax positions related to the current year	-	(408)	-
Additions for tax positions of prior years	4,656	18,744	9,339
Reductions for tax positions of prior years	(6,345)	(6,581)	(7,939)
Settlements	(83)	(4,747)	-

Balance at end of year	$45,661	$34,760	$27,523

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the year ended February 28, 2010, the Corporation recognized $812 for interest and penalties on unrecognized tax benefits and refundable income taxes. As of February 28, 2010, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and refundable income taxes was $1,042. During the year ended February 28, 2009, the Corporation recognized a net credit of $5,341 for interest expense and penalties related to unrecognized tax benefits and refundable income taxes. As of February 28, 2009, the total amount of gross accrued interest and penalties included on the Consolidated Statement of Financial Position related to unrecognized tax benefits and refundable income taxes netted to a refundable of $1,538.

The Corporation is subject to examination by the IRS and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2005 to the present.

NOTE 18 –	DISCONTINUED OPERATIONS

Discontinued operations include the Corporation’s educational products business, Learning Horizons, and its nonprescription reading glasses business, Magnivision Learning Horizons and Magnivision business units each meet the definition of a “component of an entity” and have been accounted for as discontinued operations under ASC 360. Accordingly, the Corporation’s consolidated financial statements and related notes have been presented to reflect them as discontinued operations for all periods presented. Learning Horizons and Magnivision were previously included within the Corporation’s “non-reportable segments.”

The following summarizes the results of discontinued operations for the periods presented:

2008

Total revenue	$299
Pre-tax loss from operations	(47)
Gain on sale	34

(13)
Income tax expense	304

Loss from discontinued operations, net of tax	$(317)

In February 2007, the Corporation entered into an agreement to sell its educational products subsidiary, Learning Horizons. The sale reflected the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale closed in March 2007 and the Corporation received cash proceeds of $2,183, which is included in “Cash receipts related to discontinued operations” on the Consolidated Statement of Cash Flows. The pre-tax loss from operations in 2007 included $108 of fixed asset impairment charges in accordance with ASC 360 and $640 of goodwill impairment charges in accordance with ASC 350, representing all the goodwill of the reporting unit. Additional charges of $3,472 were recorded for other inventory and receivable reductions. The charges and impairments were primarily recorded as a result of the intention to sell Learning Horizons, and therefore, present the operation at its estimated fair value.

On July 30, 2004, the Corporation announced it had signed a letter of agreement to sell its Magnivision nonprescription reading glasses business. The sale reflected the Corporation’s strategy to focus its resources on business units closely related to its core social expression business. The sale of Magnivision closed in the third quarter of 2005. In 2007, the Corporation recorded a pre-tax gain of $5,100 based on the final closing balance sheet adjustments for the sale of Magnivision. Proceeds of $2,100 are included in “Cash receipts related to discontinued operations” on the Consolidated Statement of Cash Flows in 2008.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2010 and 2009:

	Quarter Ended
Fiscal 2010	May 29	Aug 28	Nov 27	Feb 28

Net sales	$409,277	$348,639	$431,512	$408,864
Total revenue	412,922	356,350	440,166	426,420
Gross profit	242,108	195,391	226,515	221,203
Net income	9,961	23,122	29,695	18,796
Earnings per share	$0.25	$0.59	$0.75	$0.48
Earnings per share — assuming dilution	0.25	0.59	0.75	0.46
Dividends declared per share	-	0.12	0.12	0.12

The first quarter of 2010 included a pre-tax loss on disposition of $28,333 in the Retail Operations segment. A pre-tax benefit of $6,993 was recorded during the second quarter due to higher than average death benefit income reported by our third party administrators, in relation to our corporate-owned life insurance programs. During the third quarter of 2010, the shut down of Carlton Mexico operations within the North American Social Expression Products segment resulted in pre-tax charges totaling $5,901.

The fourth quarter included a pre-tax asset impairment charge totaling $13,005, a pre-tax gain of $34,178 related to the Party Goods Transaction, and a pre-tax severance charge of $6,555 in the North American Social Expression Products segment. Currency translation reclassification adjustments for amounts recognized in income were also recorded in the fourth quarter within the North American Social Expression Products segment and AG Interactive segment totaling pre-tax charge of $11,300 and pre-tax benefit of $3,274, respectively. The fourth quarter also included a pre-tax charge of $19,000 in relation to a legal settlement.

Quarterly earnings per share amounts do not add to the full year primarily due to share repurchases during the periods.

	Quarter Ended
Fiscal 2009	May 30	Aug 29	Nov 28	Feb 28

Net sales	$425,463	$372,942	$444,527	$403,467
Total revenue	428,300	385,835	454,084	422,519
Gross profit	232,121	202,830	221,313	180,179
Net income (loss)	13,333	2,297	(193,311)	(50,078)
Earnings (loss) per share	$0.27	$0.05	$(4.25)	$(1.13)
Earnings (loss) per share — assuming dilution	0.27	0.05	(4.25)	(1.13)
Dividends declared per share	0.12	0.12	0.12	0.24

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

There were no disagreements with our independent registered public accounting firm on accounting or financial disclosure matters within the three year period ended February 28, 2010, or in any period subsequent to such date.

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

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of February 28, 2010.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting.

The management of American Greetings is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. American Greetings’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 28, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment under COSO’s “Internal Control-Integrated Framework,” management believes that as of February 28, 2010, American Greetings’ internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting. This attestation report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of American Greetings Corporation

We have audited American Greetings Corporation’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Greetings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, American Greetings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of American Greetings Corporation as of February 28, 2010 and February 28, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2010 of American Greetings Corporation and our report dated April 29, 2010 expressed an unqualified audit opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 29, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We hereby incorporate by reference the information called for by this Item 10 from the information contained in (i) our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 11, 2010 under the headings “Proposal One — Election of Directors,” “Security Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and (ii) for information regarding executive officers, Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We hereby incorporate by reference the information called for by this Item 11 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 11, 2010 under the headings “Compensation Discussion and Analysis,” “Information Concerning Executive Officers,” “Director Compensation,” “Risks Related to Compensation Policies and Practices,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information called for by this Item 12 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 11, 2010 under the heading “Security Ownership.”

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common shares that may be issued under our equity compensation plans as of February 28, 2010.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options,	securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	8,124,115	$19.22	1,377,755
Equity compensation plans not approved by security holders	-	N/A	-

Total	8,124,115	$19.22	1,377,755

(1)	Column (a) includes 5,305,132 Class A common shares and 1,210,520 Class B common shares that may be issued in connection with the exercise of outstanding stock options. The amount in column (a) also includes 1,214,000 Class A common shares and 247,864 Class B common shares that may be issued upon the settlement of outstanding performance shares that have been awarded under the Corporation’s equity compensation plans, assuming the maximum performance or other criteria have been achieved. The amount in column (a) also includes 6,659 Class A common shares and 139,940 Class B common shares representing share equivalents that have been credited to the account of certain officers or directors who have deferred receipt of shares earned and vested under our 1997 Equity and Performance Incentive Plan or our 2007 Omnibus Incentive Compensation Plan or that were to be paid in lieu of cash directors fees under the 1995 Director Stock Plan, which will be issued under these plans upon the expiration of the deferral period.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock, performance shares and deferred compensation share equivalents.

Column (c) includes 1,091,891 Class A common shares and 285,864 Class B common shares, which shares may generally be issued under the Corporation’s equity compensation plans upon the exercise of stock options or stock appreciation rights and/or awards of deferred shares, performance shares or restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information called for by this Item 13 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 11, 2010 under the headings “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

We hereby incorporate by reference the information called for by this Item 14 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 11, 2010 under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	49
	Consolidated Statement of Operations — Years ended February 28, 2010, February 28, 2009 and February 29, 2008	50
	Consolidated Statement of Financial Position— February 28, 2010 and 2009	51
	Consolidated Statement of Cash Flows — Years ended February 28, 2010, February 28, 2009 and February 29, 2008	52
	Consolidated Statement of Shareholders’ Equity — Years ended February 28, 2010, February 28, 2009 and February 29, 2008	53
	Notes to Consolidated Financial Statements — Years ended February 28, 2010, February 28, 2009 and February 29, 2008	54
	Quarterly Results of Operations (Unaudited)	94
2.	Financial Statement Schedules
	Schedule II — Valuation and Qualifying Accounts	S-1
3.	Exhibits required by Item 601 of Regulation S-K

Item		Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession.
	2.1	Binding Letter Agreement, dated July 20, 2008, between Cookie Jar Entertainment Inc. and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

Item		Description

	2.2	Agreement, dated December 30, 2008, among the Corporation, Lakeshore Trading Company, RPG Holdings, Inc., and Recycled Paper Greetings, Inc. (now known as Papyrus-Recycled Greetings, Inc.)
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	2.3	Recycled Paper Greetings’ (now known as Papyrus-Recycled Greetings, Inc.) Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated January 2, 2009.
This Exhibit has been previously filed as an Exhibit to Amendment No. 1 to Form T-3, with respect to the Corporation’s 7 3/8% Senior Notes due 2016, filed by the Corporation with the Securities and Exchange Commission on January 7, 2009, and is incorporated herein by reference.
	2.4	Purchase and Sale Agreement, dated as of April 17, 2009, by and among Schurman Fine Papers, 644064 N.B. INC., Carlton Cards Retail, Inc., Carlton Cards Limited, AGC, LLC, and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2009.
	2.5	Binding Term Sheet between MoonScoop SAS and the Corporation, dated March 24, 2009.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2009.
	2.6	Asset Purchase Agreement by and among the Corporation and Amscan Holdings, Inc., dated December 21, 2009.
This Exhibit is filed herewith.
3	Articles of Incorporation and By-laws.
	3.1	Amended and Restated Articles of Incorporation of the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 1, 2008, and is incorporated herein by reference.
	3.2	Amended and Restated Code of Regulations of the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 1, 2008, and is incorporated herein by reference.
4	Instruments defining the rights of security holders, including indentures.
	4.1	Trust Indenture, dated as of July 27, 1998.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999, and is incorporated herein by reference.
	4.2	First Supplemental Indenture, dated May 25, 2006, to the Indenture dated July 27, 1998, with respect to the Corporation’s 6.10% Senior Notes due April 1, 2028, between the Corporation, as issuer, and JP Morgan Trust Company, National Association, as Trustee.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated May 26, 2006, and is incorporated herein by reference.
	4.3	Form of Trust Indenture, dated May 24, 2006, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7 3/8% Senior Notes due June 1, 2016.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated May 22, 2006, and is incorporated herein by reference.
	4.4	Form of Global Note for the 7 3/8% Senior Notes due June 1, 2016.

Item		Description

This Exhibit is included in the Form of Trust Indenture between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, which has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated May 22, 2006, and is incorporated herein by reference.
	4.5	First Supplemental Indenture, dated February 24, 2009, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7 3/8% Senior Notes due June 1, 2016.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	4.6	Trust Indenture, dated February 24, 2009, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7 3/8% Notes due June 1, 2016.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	4.7	Form of Global Note for the 7 3/8% Notes due June 1, 2016.
This Exhibit is included in the Trust Indenture, dated February 24, 2009, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7 3/8% Notes due June 1, 2016, which has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
10	Material Contracts
	10.1	Credit Agreement, dated April 4, 2006, among the Corporation, various lending institutions party thereto, National City Bank, as the global agent, joint lead arranger, joint bookrunner, Swing Line Lender, LC Issuer and collateral agent, UBS Securities LLC, as joint lead arranger, joint bookrunner and syndication agent, and KeyBank National Association, JPMorgan Chase Bank, N.A., and LaSalle Bank National Association, as documentation agents (the “Credit Agreement”).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 4, 2006, and is incorporated herein by reference.
	10.2	Amendment No. 1 to Credit Agreement, dated as of July 3, 2006.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	10.3	Amendment No. 2 to Credit Agreement, dated as of February 26, 2007.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	10.4	Amendment No. 3 to Credit Agreement, dated as of April 16, 2007.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	10.5	Amendment No. 4 to Credit Agreement, dated as of March 28, 2008.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.
	10.6	Amendment No. 5 to Credit Agreement, dated as of September 23, 2008.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2008, and is incorporated herein by reference.

Item		Description

	10.7	Pledge and Security Agreement, dated as of April 4, 2006, by and among, the Corporation, each of the domestic subsidiaries of American Greetings Corporation identified therein and National City Bank, as collateral agent.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 4, 2006, and is incorporated herein by reference.
	10.8	Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2006, among AGC Funding Corporation, the Corporation, as Servicer, members of the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit (the “Receivables Purchase Agreement”).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated October 26, 2006, and is incorporated herein by reference.
	10.9	First Amendment to Receivables Purchase Agreement, dated January 12, 2007.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	10.10	Omnibus Amendment to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of February 28, 2007, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	10.11	Third Amendment to Receivables Purchase Agreement, dated March 28, 2008.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.
	10.12	Fourth Amendment to Receivables Purchase Agreement, dated as of September 23, 2009.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated September 24, 2009, and is incorporated herein by reference.
	*10.13	Form of Employment Contract with Specified Officers.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	*10.14	Amendment to Form of Employment Contract with Specified Officers.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.15	American Greetings Severance Benefits Plan (Officers) — Summary Plan Description.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.16	Amendment to American Greetings Severance Benefits Plan (Officers).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.17	American Greetings Corporation Executive Deferred Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.

Item		Description

	*10.18	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.
	*10.19	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.
	*10.20	Amendment Number Three to American Greetings Corporation Executive Deferred Compensation Plan — American Greetings Corporation Executive Third Party Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.
	*10.21	Amendment Number Four to American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to the American Greetings Corporation Executive Third Party Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.
	*10.22	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.
	*10.23	American Greetings Corporation Outside Directors’ Deferred Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.
	*10.24	1992 Stock Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-58582), dated February 22, 1993, and is incorporated herein by reference.
	*10.25	1995 Director Stock Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-61037), dated July 14, 1995, and is incorporated herein by reference.
	*10.26	1996 Employee Stock Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-08123), dated July 15, 1996, and is incorporated herein by reference.
	*10.27	1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-121982), dated January 12, 2005, and is incorporated herein by reference.
	*10.28	American Greetings Corporation 2007 Omnibus Incentive Compensation Plan, as Amended April 27, 2009.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated June 26, 2009, and is incorporated herein by reference.
	*10.29	Description of Compensation Payable to Non-Employee Directors.

Item		Description

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2009, and is incorporated herein by reference.
	*10.30	American Greetings Corporation Second Amended and Restated Supplemental Executive Retirement Plan (Effective October 31, 2007).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2007, and is incorporated herein by reference.
	*10.31	Severance Agreement, dated as of July 15, 2008, between William R. Mason and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2008, and is incorporated herein by reference.
	*10.32	Employment Agreement, dated as of October 17, 2002, between Michael Goulder and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.
	*10.33	Amendment to Employment Agreement, effective as of January 1, 2009, between Michael Goulder and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.34	Employment Agreement, dated as of May 6, 2002, between Erwin Weiss and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.
	*10.35	Amendment to Employment Agreement, effective as of January 1, 2009, between Erwin Weiss and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.36	Employment Agreement, dated as of August 22, 2003, between Catherine M. Kilbane and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.
	*10.37	Employment Agreement, dated as of March 4, 2004, between Thomas H. Johnston and the Corporation, as amended on March 11, 2004.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.
	*10.38	Employment Agreement, dated as of June 1, 1991, between Jeffrey M. Weiss and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.
	*10.39	Employment Agreement, dated as of May 1, 1997, between Zev Weiss and the Corporation.

Item		Description

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.
	*10.40	Employment Agreement, dated April 14, 2003, between Stephen J. Smith and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	*10.41	Employment Agreement, dated February 4, 2000, between Josef A. Mandelbaum and AG Interactive, Inc. (fka AmericanGreetings.com, Inc.).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	*10.42	Amendment to Employment Agreement, effective as of January 1, 2009, between Josef Mandelbaum and AG Interactive, Inc.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.43	Executive Employment Agreement, dated as of June 12, 2008, between John W. Beeder and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2008, and is incorporated herein by reference.
	*10.44	Amendment to Employment Agreement, effective January 1, 2009, between John W. Beeder and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.45	Key Management Annual Incentive Plan (fiscal year 2009 Description).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2008, and is incorporated herein by reference.
	*10.46	Key Management Annual Incentive Plan (fiscal year 2010 Description)
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2009, and is incorporated herein by reference.
	*10.47	Form of Employee Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.
	*10.48	Form of Employee Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by refrence.
	*10.49	Form of Director Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

Item		Description

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.
	*10.50	Form of Director Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	*10.51	Form of Employee Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2007, and is incorporated herein by reference.
	*10.52	Form of Director Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 24, 2007, and is incorporated herein by reference.
	*10.53	Form of Restricted Shares Grant Agreement.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.
	*10.54	Performance Share Grant Agreement, dated April 22, 2008, between the Corporation and Zev Weiss.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.
	*10.55	Performance Share Grant Agreement, dated April 22, 2008, between the Corporation and Jeffrey Weiss.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.
	*10.56	Split-Dollar Agreement, dated May 7, 2001, between American Greetings and the Morry Weiss and Judith S. Weiss 2001 Irrevocable Insurance Trust, dated March 1, 2001, Gary Weiss, Jeffrey Weiss, Zev Weiss and Elie Weiss, co-trustees.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.57	Agreement to Terminate Split-Dollar Agreement, dated February 16, 2009, between American Greetings and the Morry Weiss and Judith S. Weiss 2001 Irrevocable Insurance Trust, dated March 1, 2001, Gary Weiss, Jeffrey Weiss, Zev Weiss and Elie Weiss, co-trustees.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.58	Agreement between American Greetings Corporation and Morry Weiss in connection with Termination of the Split-Dollar Agreement, dated February 16, 2009.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.59	Form of Performance Share Award Agreement.

Item		Description

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.60	Form of Restricted Stock Unit Agreement.
This Exhibit is filed herewith.
21		Subsidiaries of the Corporation.
This Exhibit is filed herewith.
23		Consent of Independent Registered Public Accounting Firm.
This Exhibit is filed herewith.
(31)a		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
This Exhibit is filed herewith.
(31)b		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
This Exhibit is filed herewith.
32		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
This Exhibit is filed herewith.

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

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

AMERICAN GREETINGS CORPORATION (Registrant)

Date: April 29, 2010	By: /s/ Catherine M. Kilbane Catherine M. Kilbane, Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/s/ Morry Weiss Morry Weiss	Chairman of the Board; Director	) ).

/s/ Zev Weiss Zev Weiss	Chief Executive Officer (principal executive officer); Director	) ) )

/s/ Jeffrey Weiss Jeffrey Weiss	President and Chief Operating Officer; Director	) ) )

/s/ Scott S. Cowen Scott S. Cowen	Director	) ) )

/s/ Jeffrey D. Dunn Jeffrey D. Dunn	Director	) ) )

/s/ William E. MacDonald, III William E. MacDonald, III	Director	) ) )	April 29, 2010

/s/ Michael J. Merriman, Jr. Michael J. Merriman, Jr.	Director	) ) )

/s/ Charles A. Ratner Charles A. Ratner	Director	) ) )

/s/ Jerry Sue Thornton Jerry Sue Thornton	Director	) ) )

/s/ Stephen J. Smith Stephen J. Smith	Senior Vice President and Chief Financial Officer (principal financial officer)	) ) )

/s/ Joseph B. Cipollone Joseph B. Cipollone	Vice President and Corporate Controller; Chief Accounting Officer (principal accounting officer)	) ) )

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
(In thousands of dollars)

COLUMN A	COLUMN B		COLUMN C				COLUMN D		COLUMN E
			ADDITIONS
			(1)		(2)
	Balance		Charged to		Charged (Credited)				Balance
	at Beginning		Costs		to Other		Deductions-		at End
Description	of Period		and Expenses		Accounts-Describe		Describe		of Period

Year ended February 28, 2010:
Deduction from asset account:
Allowance for doubtful accounts	$5,006	(A)	$478		$264	(B)	$2,785	(C)	$2,963

Allowance for seasonal sales returns	$47,121		$179,109		$1,854	(B)	$191,641	(D)	$36,443

Allowance for other assets	$30,897		$(8,683)		$-		$9,814	(E)	$12,400

Year ended February 28, 2009:
Deduction from asset account:
Allowance for doubtful accounts	$3,768	(A)	$4,869	(A)	$(18	)(B)(F)	$3,613	(C)(A)	$5,006	(A)

Allowance for seasonal sales returns	$57,126		$223,095		$(3,068	)(B)(F)	$230,032	(D)	$47,121

Allowance for other assets	$29,700		$4,547		$-		$3,350	(E)	$30,897

Year ended February 29, 2008:
Deduction from asset account:
Allowance for doubtful accounts	$6,337	(A)	$(268	)(A)	$271	(B)	$2,572	(C)(A)	$3,768	(A)

Allowance for seasonal sales returns	$57,584		$220,596		$1,539	(B)	$222,593	(D)	$57,126

Allowance for other assets	$28,000		$5,300		$-		$3,600	(E)	$29,700

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

S-1