Form 10-Q
period 2010-05-28
AMERICAN GREETINGS CORP
filed 2010-07-07
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 2, 2010, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	37,092,043
Class B Common	2,925,689

AMERICAN GREETINGS CORPORATION
INDEX

Page
Number
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	26

SIGNATURES	27

EXHIBITS
EX-2.1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.A
EX-31.B
EX-32

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended
	May 28, 2010	May 29, 2009
Net sales	$392,105	$409,277
Other revenue	4,203	3,645

Total revenue	396,308	412,922

Material, labor and other production costs	158,013	167,169
Selling, distribution and marketing expenses	117,551	132,217
Administrative and general expenses	66,032	63,151
Other operating (income) expense — net	(594)	27,773

Operating income	55,306	22,612

Interest expense	6,202	6,987
Interest income	(213)	(276)
Other non-operating income — net	(1,700)	(1,042)

Income before income tax expense	51,017	16,943
Income tax expense	20,178	6,982

Net income	$30,839	$9,961

Earnings per share — basic	$0.78	$0.25

Earnings per share — assuming dilution	$0.75	$0.25

Average number of shares outstanding	39,638,568	39,608,947

Average number of shares outstanding — assuming dilution	40,849,429	39,608,947

Dividends declared per share	$0.14	$—
See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	May 28, 2010	February 28, 2010	May 29, 2009
ASSETS

Current assets
Cash and cash equivalents	$186,775	$137,949	$87,611
Trade accounts receivable, net	110,085	135,758	120,964
Inventories	157,913	163,956	172,977
Deferred and refundable income taxes	74,951	78,433	65,217
Assets of businesses held for sale	12,936	13,280	23,328
Prepaid expenses and other	118,047	148,048	157,471

Total current assets	660,707	677,424	627,568

Goodwill	30,238	31,106	25,921
Other assets	413,236	428,160	377,973
Deferred and refundable income taxes	150,207	148,210	172,672

Property, plant and equipment — at cost	839,928	840,696	856,723
Less accumulated depreciation	600,087	595,945	589,614

Property, plant and equipment — net	239,841	244,751	267,109

	$1,494,229	$1,529,651	$1,471,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$99,000	$1,000	$27,325
Accounts payable	80,205	95,434	85,483
Accrued liabilities	75,572	79,478	84,074
Accrued compensation and benefits	35,472	85,092	37,274
Income taxes payable	25,390	13,901	2,937
Other current liabilities	93,405	97,138	108,863

Total current liabilities	409,044	372,043	345,956

Long-term debt	230,973	328,723	409,455
Other liabilities	163,969	164,642	125,668
Deferred income taxes and noncurrent income taxes payable	30,548	28,179	30,292

Shareholders’ equity
Common shares — Class A	37,064	36,257	35,921
Common shares — Class B	2,926	3,223	3,497
Capital in excess of par value	478,676	461,076	450,059
Treasury stock	(951,830)	(946,724)	(941,063)
Accumulated other comprehensive loss	(40,257)	(29,815)	(43,276)
Retained earnings	1,133,116	1,112,047	1,054,734

Total shareholders’ equity	659,695	636,064	559,872

	$1,494,229	$1,529,651	$1,471,243

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 28, 2010	May 29, 2009
OPERATING ACTIVITIES:
Net income	$30,839	$9,961
Adjustments to reconcile net income to cash flows from operating activities:
Loss on disposition of retail stores	—	28,333
Net (gain) loss on disposal of fixed assets	(151)	199
Depreciation and amortization	10,294	12,393
Deferred income taxes	(535)	17,158
Other non-cash charges	3,385	2,657
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	19,576	(43,770)
Inventories	4,483	11,926
Other current assets	(2,878)	(1,243)
Income taxes	15,830	(849)
Deferred costs — net	13,802	(2,846)
Accounts payable and other liabilities	(66,362)	(29,548)
Other — net	4,256	4,358

Total Cash Flows From Operating Activities	32,539	8,729

INVESTING ACTIVITIES:
Property, plant and equipment additions	(5,965)	(8,909)
Cash payments for business acquisitions, net of cash acquired	—	(16,286)
Proceeds from sale of fixed assets	555	113
Proceeds from escrow related to party goods transaction	24,523	—

Total Cash Flows From Investing Activities	19,113	(25,082)

FINANCING ACTIVITIES:
Net (decrease) increase in long-term debt	(250)	19,800
Net increase in short-term debt	—	26,325
Sale of stock under benefit plans	19,087	30
Purchase of treasury shares	(12,979)	(5,877)
Dividends to shareholders	(5,525)	(4,865)

Total Cash Flows From Financing Activities	333	35,413

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,159)	8,335

INCREASE IN CASH AND CASH EQUIVALENTS	48,826	27,395

Cash and Cash Equivalents at Beginning of Year	137,949	60,216

Cash and Cash Equivalents at End of Period	$186,775	$87,611

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended May 28, 2010 and May 29, 2009
Note 1 — Basis of Presentation
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
These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 28, 2010, from which the Consolidated Statement of Financial Position at February 28, 2010, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2011 presentation. These reclassifications had no material impact on financial position, earnings or cash flows.
The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over the operation and financial policies are accounted for using the equity method except when they qualify as variable interest entities (“VIE”) and the Corporation is the primary beneficiary, in which case, the investments are consolidated. Investments that do not meet the above criteria are accounted for under the cost method.
The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in Accounting Standards Codification (“ASC”) topic 810, (“ASC 810”) “Consolidation.” Schurman owns and operates approximately 440 specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed its significant variable interest in Schurman and determined that it is not the primary beneficiary, as the Corporation does not have the power to direct the activities that most significantly impact the VIE’s economic success. As such, Schurman is not consolidated into the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman includes:
•	the investment in the equity of Schurman of $1.9 million;

•	the limited guarantee of Schurman’s indebtedness of $12 million and the limited bridge guarantee of Schurman’s indebtedness of $12 million, see Note 10 for further information;

•	normal course of business trade accounts receivable due from Schurman, the balance of which fluctuates throughout the year due to the seasonal nature of the business;

•	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $46.3 million and $50.9 million as of May 28, 2010 and February 28, 2010, respectively.
The Corporation has also made available to Schurman a $10 million subordinated financing arrangement; however, so long as the Corporation’s Bridge Guarantee described in Note 10 exceeds $10 million, Schurman cannot borrow under this arrangement. If the Bridge Guarantee is less than $10 million, the availability under the subordinated financing arrangement is limited to the difference between $10 million and the maximum amount of the Bridge Guarantee. Because the Bridge Guarantee remains at $12 million, there were no loans outstanding, or available, as of May 28, 2010.
In addition to the investment in the equity of Schurman, the Corporation holds an investment in a privately held company, in the form of common stock warrants. These two investments, totaling approximately $18.2 million, are accounted for under the cost method. The Corporation is not aware of any events or changes in circumstances that had occurred during the first quarter of 2011 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of these investments.
Note 2 — Seasonal Nature of Business
A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.
Note 3 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17 (“ASU 2009-17”), (Consolidations Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 requires an ongoing reassessment of determining whether a variable interest entity gives a company a controlling financial interest in a VIE. It also requires an entity to qualitatively, rather than quantitatively, determine whether a company is the primary beneficiary of a VIE previously required by FASB guidance. Under the new standard, the primary beneficiary of a VIE is a party that has controlling financial interest in the VIE and has both the power to direct the activities that most significantly impact the VIE’s economic success and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. The Corporation adopted ASU 2009-17 as of March 1, 2010. The Corporation’s adoption of this standard during the first quarter of 2011 did not have a material effect on its financial statements. See Note 1 for further information.
In January 2010, the FASB issued ASU No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to ASC Topic 820, (“ASC 820”), “Fair Value Measurements and Disclosures,” that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation, and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Corporation’s adoption of this standard during the first quarter of 2011 did not have a material effect on its financial statements. See Note 12 for further information.
Note 4 — Other Income and Expense

	Three Months Ended
(In thousands)	May 28, 2010	May 29, 2009
Loss on disposition of retail stores	$—	$28,333
Miscellaneous	(594)	(560)

Other operating (income) expense — net	$(594)	$27,773

In April 2009, the Corporation sold the rights, title and interest in certain of the assets of its retail store operations to Schurman, and recognized a loss on disposition of $28.3 million.

	Three Months Ended
(In thousands)	May 28, 2010	May 29, 2009
Foreign exchange gain	$(1,053)	$(579)
Rental income	(526)	(423)
Miscellaneous	(121)	(40)

Other non-operating income — net	$(1,700)	$(1,042)

“Miscellaneous” includes, among other things, gains and losses on asset disposals and income/loss from equity securities.

Note 5 — Earnings Per Share
The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended
	May 28, 2010	May 29, 2009
Numerator (in thousands):
Net income	$30,839	$9,961

Denominator (in thousands):
Weighted average shares outstanding	39,639	39,609
Effect of dilutive securities:
Stock options and other	1,210	—

Weighted average shares outstanding — assuming dilution	40,849	39,609

Earnings per share	$0.78	$0.25

Earnings per share — assuming dilution	$0.75	$0.25

Approximately 3.2 million and 7.1 million stock options outstanding for the three month periods ended May 28, 2010 and May 29, 2009, respectively, were excluded from the computation of earnings per share—assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.
The Corporation issued 0.8 million and 0.2 million of Class A common shares and Class B treasury shares, respectively, upon exercise of employee stock options during the three months ended May 28, 2010. There were no stock option exercises during the three months ended May 29, 2009.
Note 6 — Comprehensive Income
The Corporation’s total comprehensive income is as follows:

	Three Months Ended
(In thousands)	May 28, 2010	May 29, 2009
Net income	$30,839	$9,961

Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,998)	24,938
Pension and postretirement benefit adjustments, net of tax	(1,445)	(937)
Unrealized gain on securities, net of tax	1	1

Total comprehensive income	$20,397	$33,963

Note 7 — Customer Allowances and Discounts
Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 28, 2010	February 28, 2010	May 29, 2009
Allowance for seasonal sales returns	$38,019	$36,443	$41,275
Allowance for outdated products	8,118	10,438	16,948
Allowance for doubtful accounts	3,188	2,963	6,109
Allowance for cooperative advertising and marketing funds	26,248	24,061	31,437
Allowance for rebates	24,318	29,338	37,965

	$99,891	$103,243	$133,734

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $11.3 million, $15.3 million and $10.2 million as of May 28, 2010, February 28, 2010 and May 29, 2009, respectively.
Note 8 — Inventories

(In thousands)	May 28, 2010	February 28, 2010	May 29, 2009
Raw materials	$19,287	$18,609	$19,912
Work in process	9,701	6,622	10,551
Finished products	185,097	194,283	207,799

	214,085	219,514	238,262
Less LIFO reserve	75,834	75,491	84,990

	138,251	144,023	153,272
Display materials and factory supplies	19,662	19,933	19,705

	$157,913	$163,956	$172,977

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.
Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $40.8 million, $37.5 million and $43.1 million as of May 28, 2010, February 28, 2010 and May 29, 2009, respectively.
Note 9 — Deferred Costs
Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	May 28, 2010	February 28, 2010	May 29, 2009
Prepaid expenses and other	$75,198	$82,914	$99,888
Other assets	298,371	310,555	265,958

Deferred cost assets	373,569	393,469	365,846

Other current liabilities	(52,980)	(53,701)	(53,348)
Other liabilities	(47,298)	(51,803)	(2,825)

Deferred cost liabilities	(100,278)	(105,504)	(56,173)

Net deferred costs	$273,291	$287,965	$309,673

The Corporation maintains an allowance for deferred costs related to supply agreements of $12.2 million, $12.4 million and $22.8 million at May 28, 2010, February 28, 2010 and May 29, 2009, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.
Note 10 — Debt
As of May 28, 2010, the Corporation was party to an amended and restated $450 million secured credit agreement (the “Original Credit Agreement”) and to an amended and restated receivables purchase agreement that had available financing of up to $80 million. The Original Credit Agreement includes a $350 million revolving credit facility and a $100 million delay draw term loan, which the Corporation drew down in 2009 to provide it with greater financial flexibility and to enhance liquidity for the long-term.

On June 11, 2010, the Corporation further amended and restated the Original Credit Agreement. In connection with the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), the Corporation repaid the full $99 million outstanding under the term loan using cash on hand. Because the term loan obligation was reasonably expected to be retired using currently available assets, the entire balance of the term loan was classified as short-term at May 28, 2010. See Note 15 for further information.
Debt due within one year is as follows:

(In thousands)	May 28, 2010	February 28, 2010	May 29, 2009
Term loan facility	$99,000	$1,000	$1,000
Accounts receivable securitization facility	—	—	26,325

	$99,000	$1,000	$27,325

Long-term debt and their related calendar year due dates, net of unamortized discounts which totaled $23.9 million and $25.8 million as of May 28, 2010 and May 29, 2009, respectively, were as follows:

(In thousands)	May 28, 2010	February 28, 2010	May 29, 2009
7.375% senior notes, due 2016	$212,386	$212,184	$211,615
7.375% notes, due 2016	18,404	18,103	17,256
Term loan facility	—	98,250	99,000
Revolving credit facility, due 2011	—	—	81,400
6.10% senior notes, due 2028	181	181	181
Other	2	5	3

	$230,973	$328,723	$409,455

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $238.5 million (at a carrying value of $231.0 million) and $224.7 million (at a carrying value of $230.5 million) at May 28, 2010 and February 28, 2010, respectively.
The total fair value of the Corporation’s non-publicly traded debt, term loan and revolving credit facility, based on comparable privately traded debt prices, was $99 million (at a carrying value of $99 million) and $99.3 million (at a carrying value of $99.3 million) at May 28, 2010 and February 28, 2010, respectively.
At May 28, 2010, the balance outstanding on the term loan facility bore interest at a rate of approximately 1.9%. In addition, the Corporation had, in the aggregate, $46.2 million outstanding under letters of credit, which reduces the total credit availability thereunder.
At May 28, 2010, the Corporation was in compliance with the financial covenants under its borrowing agreements.
Guarantees
In April 2009, the Corporation sold certain of the assets of its Retail Operations segment to Schurman and purchased from Schurman its Papyrus trademark and its Papyrus wholesale business division. As part of the transaction, the Corporation agreed to provide Schurman limited credit support through the provision of a limited guarantee (“Liquidity Guarantee”) and a limited bridge guarantee (“Bridge Guarantee”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”).
Pursuant to the terms of the Liquidity Guarantee, the Corporation has guaranteed the repayment of up to $12 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guarantee is required to be backed by a letter of credit for the term of the Liquidity Guarantee, which is currently anticipated to end in January 2014. Pursuant to the terms of the Bridge Guarantee, the Corporation has guaranteed the repayment of up to $12 million of Schurman’s borrowings under the Senior Credit Facility until Schurman is able to include the inventory and other assets of the acquired retail stores in its borrowing base. The Bridge Guarantee is required to be backed by a letter of credit. The letters of credit required to back both guarantees are included within the $46.2 million outstanding letters of credit mentioned above. The Bridge Guarantee is scheduled to expire in January 2014; however, upon the Corporation’s request, the Bridge Guarantee may be reduced as Schurman is able to include such inventory and other assets in its borrowing base. The Corporation does not currently anticipate requesting such reduction. The Corporation’s obligations under the Liquidity Guarantee and the Bridge Guarantee generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of May 28, 2010 requiring the use of the guarantees.
Note 11 — Retirement Benefits
The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension		Postretirement Benefit
	Three Months Ended		Three Months Ended
(In thousands)	May 28, 2010	May 29, 2009	May 28, 2010	May 29, 2009
Service cost	$251	$190	$575	$650
Interest cost	2,213	2,246	1,550	1,975
Expected return on plan assets	(1,660)	(1,378)	(1,125)	(1,025)
Amortization of prior service cost (credit)	44	67	(1,850)	(1,850)
Amortization of actuarial loss	526	455	250	750

	$1,374	$1,580	$(600)	$500

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 28, 2010 was $3.5 million, compared to $3.2 million in the prior year period. The profit-sharing plan expense for the three month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end. The Corporation also matches a portion of 401(k) employee contributions. The expense recognized for the 401(k) match was $1.1 million for each of the three months ended May 28, 2010 and May 29, 2009.
At May 28, 2010, February 28, 2010 and May 29, 2009, the liability for postretirement benefits other than pensions was $46.8 million, $44.0 million and $59.8 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At May 28, 2010, February 28, 2010 and May 29, 2009, the long-term liability for pension benefits was $58.7 million, $58.6 million and $52.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.
Note 12 — Fair Value Measurements
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
The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:
•	Level 1 — Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Valuation is based upon unobservable inputs that are significant to the fair value measurement.
The following table presents information about those assets and liabilities measured at fair value as of the measurement date, May 28, 2010, and the basis for that measurement, by level within the fair value hierarchy:

		Quoted prices	Quoted prices
		in active	in active
	Balance	markets for	markets for	Significant
	as of	identical assets	similar assets	unobservable
	May 28,	and liabilities	and liabilities	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$4,025	$4,025	$—	$—
Deferred compensation plan assets (1)	5,963	5,963	—	—

Total	$9,988	$9,988	$—	$—

Assets measured on a non-recurring basis:
Assets held for sale	$5,557	$—	$5,557	$—

Total	$5,557	$—	$5,557	$—

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.
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
The Corporation has assets held for sale, certain of which are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. Land and buildings related to the Corporation’s DesignWare party goods product lines was classified as held for sale during the fourth quarter of 2010. In accordance with ASC Topic 360, “Property, Plant and Equipment,” assets held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. The fair value of these assets held for sale was considered a Level 2 valuation as it was based on observable selling prices for similar assets that were sold within the past eighteen months.
Note 13 — Income Taxes
The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 39.6% and 41.2% for the three month periods ended May 28, 2010 and May 29, 2009, respectively. The Corporation recognized the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage under the Medicare Part D Program due to the recently enacted U.S. Patient Protection and Affordable Care Act during the first quarter of 2011, which increased the Corporation’s income tax expense by $1.6 million.
At February 28, 2010, the Corporation had unrecognized tax benefits of $45.7 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $33.8 million. There were no significant changes to this amount during the first quarter of 2011. It is reasonably possible that the Corporation’s unrecognized tax positions could decrease approximately $12.6 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1999, which are currently under examination.
The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. As of May 28, 2010, the Corporation recognized net expense of $0.1 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of May 28, 2010, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $1.2 million.
The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2005 to the present.
Note 14 — Business Segment Information

	Total Revenue		Segment Earnings (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	May 28, 2010	May 29, 2009	May 28, 2010	May 29, 2009
North American Social Expression Products	$304,168	$323,813	$68,107	$77,986
Intersegment items	—	(5,104)	—	(3,511)
Exchange rate adjustment	4,141	370	1,942	81

Net	308,309	319,079	70,049	74,556

International Social Expression Products	57,801	56,051	2,834	513
Exchange rate adjustment	(228)	(3,289)	—	(174)

Net	57,573	52,762	2,834	339

Retail Operations	—	11,727	—	(34,830)
Exchange rate adjustment	—	112	—	(285)

Net	—	11,839	—	(35,115)

AG Interactive	18,666	18,949	2,474	1,796
Exchange rate adjustment	(112)	(104)	(102)	(82)

Net	18,554	18,845	2,372	1,714

Non-reportable segments	11,872	10,397	2,152	(129)

Unallocated	—	—	(26,399)	(24,852)
Exchange rate adjustment	—	—	9	430

Net	—	—	(26,390)	(24,422)

	$396,308	$412,922	$51,017	$16,943

Termination Benefits
Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.
The balance of the severance accrual was $11.6 million, $14.0 million and $12.3 million at May 28, 2010, February 28, 2010 and May 29, 2009, respectively, and is included in “Accrued liabilities” on the Consolidated Statement of Financial Position.
Deferred Revenue
Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $39.1 million, $40.2 million and $38.2 million at May 28, 2010, February 28, 2010 and May 29, 2009, respectively. The amounts relate primarily to subscription revenue in the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.
Note 15 — Subsequent Event
On June 11, 2010, the Corporation amended and restated its Original Credit Agreement by entering into an Amended and Restated Credit Agreement among various lending institutions. Pursuant to the terms of the Amended and Restated Credit Agreement, the Corporation may continue to borrow, repay and re-borrow up to $350 million under the revolving credit facility, with the ability to increase the size of the facility to up to $400 million, subject to customary conditions. The Amended and Restated Credit Agreement also continues to provide for a $25 million sub-limit for the issuance of swing line loans and a $100 million sub-limit for the issuance of letters of credit.
The obligations under the Amended and Restated Credit Agreement continue to be guaranteed by the Corporation’s material domestic subsidiaries and continue to be secured by substantially all of the personal property of the Corporation and each of its material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of the Corporation’s domestic subsidiaries and 65% of the capital stock of the Corporation’s first tier international subsidiaries. The revolving loans under the Original Credit Agreement were scheduled to mature on April 4, 2011 and the term loan was scheduled to mature on April 4, 2013. The Amended and Restated Credit Agreement, including revolving loans thereunder, will mature on June 11, 2015. In connection with the Amended and Restated Credit Agreement, the term loan was terminated and the Corporation repaid the full $99 million outstanding under the term loan using cash on hand. The proceeds of the borrowings under the Amended and Restated Credit Agreement may be used to provide working capital and for other general corporate purposes.
Revolving loans that are denominated in U.S. dollars will bear interest at either the U.S. base rate or the London Inter-Bank Offer Rate (“LIBOR”), at the Corporation’s election, plus a margin determined according to the Corporation’s leverage ratio. Swing line loans will bear interest at a quoted rate agreed upon by the Corporation and the swing line lender. In addition to interest, the Corporation is required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate is initially 0.50% per annum and is subject to adjustment thereafter based on the Corporation’s leverage ratio.
The Amended and Restated Credit Agreement contains certain restrictive covenants that are customary for similar credit arrangements, including covenants relating to limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions and transactions with affiliates. There are also financial performance covenants that require the Corporation to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Amended and Restated Credit Agreement also requires the Corporation to make certain mandatory prepayments of outstanding indebtedness using the net cash proceeds received from certain dispositions, events of loss and additional indebtedness that the Corporation incurs.

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
Overview
We reported diluted earnings per share of $0.75 for the first quarter ended May 28, 2010. These results reflect the benefits of changes in our portfolio of businesses during the past eighteen months, as well as the shares we repurchased over the past several years. During the past quarter, we have made significant progress in integrating the acquired businesses into our existing operating structure. We anticipate that this progress will enable us to realize the synergies we expected when we acquired these businesses, however, in the current period, these synergies are offset by the costs of integration.
For the quarter, revenues were lower and operating income increased compared to the prior year period. The lower revenues were primarily the result of decreased revenue in the North American Social Expression Products segment and the divestiture of the Retail Operations segment midway through the prior year first quarter, partially offset by favorable foreign currency translation and higher non-card product sales in the International Social Expression Products segment. The revenue decrease in the North American Social Expression Products segment was primary due to lower sales of party goods and seasonal cards. As expected, the lower party goods sales were the result of the transaction announced during the prior year fourth quarter.
The operating income improvement was primarily due to both the operating loss prior to disposition and the loss on the disposition related to the Retail Operations segment included in the prior year results. Considering the impact of the prior year Retail Operations segment losses, current year operating income was down slightly compared to the prior year period.
Subsequent to quarter end, on June 11, 2010, we amended and restated our secured credit facility. As a result of this transaction, the maturity of the $350 million revolving credit facility was extended to June 11, 2015 and we repaid the remaining balance of our term loan, totaling $99 million, using currently available cash balances. See Note 15 “Subsequent Events” to the Consolidated Financial Statements for further information.

Results of Operations
Three months ended May 28, 2010 and May 29, 2009
Net income was $30.8 million, or $0.75 per share, in the first quarter compared to $10.0 million, or $0.25 per share, in the prior year first quarter (all per-share amounts assume dilution).
Our results for the three months ended May 28, 2010 and May 29, 2009 are summarized below:

(Dollars in thousands)	2010	% Total Revenue	2009	% Total Revenue
Net sales	$392,105	98.9%	$409,277	99.1%
Other revenue	4,203	1.1%	3,645	0.9%

Total revenue	396,308	100.0%	412,922	100.0%

Material, labor and other production costs	158,013	39.9%	167,169	40.5%
Selling, distribution and marketing expenses	117,551	29.6%	132,217	32.0%
Administrative and general expenses	66,032	16.7%	63,151	15.3%
Other operating (income) expense — net	(594)	(0.2%)	27,773	6.7%

Operating income	55,306	14.0%	22,612	5.5%

Interest expense	6,202	1.6%	6,987	1.7%
Interest income	(213)	(0.1%)	(276)	(0.1%)
Other non-operating income — net	(1,700)	(0.4%)	(1,042)	(0.2%)

Income before income tax expense	51,017	12.9%	16,943	4.1%
Income tax expense	20,178	5.1%	6,982	1.7%

Net income	$30,839	7.8%	$9,961	2.4%

For the three months ended May 28, 2010, consolidated net sales decreased 4.2%, or approximately $17 million, from $409.3 million in the prior year first quarter to $392.1 million in the current three months. This decrease was primarily the result of lower net sales in our North American Social Expression Products segment and our Retail Operations segment (sold in April 2009) of approximately $14 million and $12 million, respectively. These decreases were partially offset by increased net sales in our International Social Expression Products segment and the favorable impact of foreign currency translation of approximately $7 million.
Net sales of our North American Social Expression Products segment decreased approximately $14 million. Lower net sales of our party goods product lines of approximately $7 million, primarily due to the transaction announced during the prior year fourth quarter, as well as lower net sales of seasonal greeting cards of approximately $7 million, were the main drivers of this decrease.
The sale of our retail stores in April 2009 accounted for approximately $12 million of the reduction in net sales quarter-over-quarter. There were no net sales in our Retail Operations segment during the three months ended May 28, 2010.
The increase in our International Social Expression Products segment’s net sales was driven by our United Kingdom (“U.K.”) operations where sales of non-card products are continuing to improve as a result of new product introductions in the prior year.
Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $0.6 million during the three months ended May 28, 2010.

Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 28, 2010 and May 29, 2009 are summarized below:

	(Decrease) Increase From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2010	2009	2010	2009	2010	2009
Unit volume	(1.7%)	4.6%	(6.0%)	3.1%	(3.3%)	4.0%
Selling prices	1.7%	2.2%	4.0%	1.7%	2.5%	2.0%
Overall (decrease) / increase	(0.1%)	6.9%	(2.3%)	4.9%	(0.9%)	6.1%
During the first quarter, combined everyday and seasonal greeting card sales less returns decreased 0.9% compared to the prior year quarter, including a 3.3% decline in unit volume partially offset by a 2.5% selling price improvement. The North American Social Expression Products segment and the International Social Expression Products segment experienced similar overall percentage decreases. The increase in selling prices, for both everyday and seasonal cards, was impacted by the prior year acquisitions, with changes in pricing levels and mix driving the improvement. These improvements in selling prices more than offset the continued shift to a higher mix of value line cards.
Compared to the prior year quarter, everyday card sales less returns for the first quarter remained essentially flat with the improvement in selling prices of 1.7% offsetting a decrease in unit volume of 1.7%. The unit decrease was consistent across our two Social Expression Products segments.
Compared to the prior year quarter, seasonal card sales less returns declined 2.3% with a decrease in unit volume of 6.0% partially offset by improved selling prices of 4.0%. The decrease in unit volume was spread among all our first quarter seasonal programs, including Mother’s Day, Graduation, Father’s Day and Easter programs.
Expense Overview
Material, labor and other production costs for the three months ended May 28, 2010 were $158.0 million, approximately $9 million less than the prior year three months. As a percentage of total revenue, these costs were 39.9% in the current period compared to 40.5% for the three months ended May 29, 2009. Approximately $4 million of the decrease was the result of the divestiture of the retail store operations. The remaining approximately $5 million improvement was attributable to a combination of lower inventory scrap expense, product related display and point-of-sales material costs, and product content costs. In addition, a favorable volume variance of approximately $2 million, as a result of the lower net sales discussed above, was offset by unfavorable foreign currency translation impacts of approximately $2 million.
Selling, distribution and marketing (“SDM”) expenses for the three months ended May 28, 2010 were $117.6 million, decreasing from $132.2 million for the comparable period in the prior year. Most of the $15 million decrease was driven by the divestiture of our retail store operations, which reduced SDM by approximately $12 million compared to the prior year period. The remaining improvement was attributable to reduced spending on supply chain costs of approximately $5 million, specifically freight and distribution costs, and lower field sales and merchandiser costs. These improvements were partially offset by the impact of unfavorable foreign currency translation of approximately $2 million.
Administrative and general expenses were $66.0 million for the three months ended May 28, 2010, compared to $63.2 million for the prior year period. The increase of approximately $3 million was due to increased spending of approximately $2 million and unfavorable foreign currency translation impacts of approximately $1 million. The increase in spending was attributable to variable compensation expense, including bonus, profit-sharing and stock compensation expense of approximately $3 million and integration costs associated with our recent acquisitions of Recycled Paper Greetings (“RPG”) and the Papyrus brand and its related wholesale business (“Papyrus”) from Schurman Fine Papers (“Schurman”) of approximately $3 million. These increases were partially offset by the reduction of costs associated with the divestiture of our retail store operations of approximately $2 million and a decrease in bad debt expense, primarily in the U.K., of approximately $2 million.
Other operating (income) expense — net was income of $0.6 million for the three months ended May 28, 2010 compared to expense of $27.8 million in the prior year three months. The prior year period included a loss of approximately $28 million due to the sale of our retail stores.
Interest expense for the three months ended May 28, 2010 was $6.2 million, down from $7.0 million for the prior year quarter. The decrease of $0.8 million was primarily attributable to decreased borrowings on our revolving credit facilities.
Our effective tax rate was 39.6% and 41.2% for the three months ended May 28, 2010 and May 29, 2009. We recognized the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage under the Medicare Part D program, due to the recently enacted U.S. Patient Protection and Affordable Care Act during the first quarter of 2011, which increased income tax expense by $1.6 million.
Segment Information
Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification Topic 280, “Segment Reporting,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. The AG Interactive segment distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The AG Interactive segment also offers online photo sharing and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books.
We review segment results, including the evaluation of management performance, using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations from operating performance. The 2011 segment results below are presented using our planned foreign exchange rates, which were set at the beginning of the year. For a consistent presentation, 2010 segment results have been recast to reflect the 2011 foreign exchange rates. Refer to Note 14, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “Income before income tax expense.”
North American Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 28, 2010	May 29, 2009	% Change
Total revenue	$304,168	$318,709	(4.6%)
Segment earnings	68,107	74,475	(8.6%)
Total revenue of our North American Social Expression Products segment for the quarter ended May 28, 2010, excluding the impact of foreign exchange and intersegment items, decreased $14.5 million, or 4.6%, from the prior year period. Lower net sales of our party goods product lines of approximately $7 million, due to the transaction announced during the prior year fourth quarter, as well as lower net sales of seasonal greeting cards of approximately $7 million were the main drivers of this decrease.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $6.4 million in the current three months compared to the three months ended May 29, 2009. The decrease was primarily driven by the impact of lower net sales volume as well as incremental costs associated with the integration of RPG and Papyrus.
International Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 28, 2010	May 29, 2009	% Change
Total revenue	$57,801	$56,051	3.1%
Segment earnings	2,834	513	452.4%
Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $1.8 million, or 3.1% for the three months ended May 28, 2010, compared to the respective period in the prior year. The increase in revenue for the current year three months was primarily due to improved sales of non-card products as a result of new product introductions in the prior year.
Segment earnings, excluding the impact of foreign exchange, increased $2.3 million in the three months ended May 28, 2010 compared to the prior year three months. The earnings increase was principally driven by the higher revenues described above, cost savings within the supply chain as well as decreased bad debt expense particularly in the U.K. where the three months ended May 29, 2009 included higher bad debt expenses as a result of the prior year economic conditions.
Retail Operations Segment

	Three Months Ended
(Dollars in thousands)	May 28, 2010	May 29, 2009	% Change
Total revenue	$—	$11,727	(100.0%)
Segment loss	—	(34,830)	100.0%
In April 2009, we sold our retail stores to Schurman. As a result, there was no activity in the Retail Operations segment during the three months ended May 28, 2010. The prior year results included the loss on disposition of the segment of approximately $28 million.
AG Interactive Segment

	Three Months Ended
(Dollars in thousands)	May 28, 2010	May 29, 2009	%Change
Total revenue	$18,666	$18,949	(1.5%)
Segment earnings	2,474	1,796	37.8%
Total revenue of AG Interactive for the three months ended May 28, 2010, excluding the impact of foreign exchange, was $18.7 million compared to $18.9 million in the prior year first quarter. This $0.2 million decrease in revenue is due primarily to lower e-commerce revenue in our digital photography product group and lower subscription revenue in our online product group, partially offset by increased advertising revenue in our online product group. At the end of the first quarter of 2011, AG Interactive had approximately 3.9 million online paid subscriptions versus 4.0 million at the prior year quarter end.
Segment earnings, excluding the impact of foreign exchange, increased from $1.8 million during the quarter ended May 29, 2009 to $2.5 million for the quarter ended May 28, 2010. The increase of $0.7 million was primarily attributable to less amortization expense during the first quarter as a result of intangible assets becoming fully amortized during the prior year.

Liquidity and Capital Resources
The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of May 29, 2009 has been included.
Operating Activities
Operating activities provided $32.5 million of cash during the three months ended May 28, 2010, compared to $8.7 million in the prior year period.
Accounts receivable provided $19.6 million of cash during the three months ended May 28, 2010, compared to using $43.8 million of cash during the prior year period. The cash inflow in the current year was the result of a higher accounts receivable balance at February 28, 2010 as compared to February 28, 2009. As disclosed with our results for the year ended February 28, 2010, the increased balance was partially due to higher sales in the fourth quarter and the timing of collections from certain customers compared to the prior year. These amounts were collected during the current quarter, bringing the accounts receivable balance back to a more normalized level, thus providing a cash inflow for the quarter. The usage in the quarter ended May 29, 2009 was attributable to reduced scan-based trading implementation activity compared to the quarter ended February 28, 2009, increased accounts receivable associated with the acquisitions of RPG and Papyrus, and differences in the timing of cash collections and incentive credits issued to customers.
Inventory provided $4.5 million of cash during the three months ended May 28, 2010, compared to $11.9 million of cash during the prior year first quarter. The continued cash inflow was due to ongoing improvements in the management of inventory in the North American Social Expression Products segment.
Deferred costs — net generally represents payments under agreements with retailers net of the related amortization of those payments. During the three months ended May 28, 2010, amortization exceeded payments by $13.8 million whereas in the three months ended May 29, 2009, payments exceeded amortization by $2.8 million.
Accounts payable and other liabilities used $66.4 million of cash during the three months ended May 28, 2010, compared to $29.5 million in the prior year period. The change was attributable primarily to higher variable compensation payments during the current quarter compared to the prior year first quarter due to our favorable financial results in fiscal 2010 compared to fiscal 2009.
Investing Activities
Investing activities provided $19.1 million of cash during the three months ended May 28, 2010, compared to using $25.1 million in the prior year period. The source of cash in the current three months was primarily related to $24.5 million received for the sale of certain assets, equipment and processes of the DesignWare party goods product lines in conjunction with the transaction completed in the prior year fourth quarter. This cash was held in escrow at February 28, 2010. Partially offsetting this source of cash were cash payments for capital expenditures of $6.0 million.
The use of cash in the prior quarter was related to cash payments for business acquisitions as well as capital expenditures of $8.9 million. During fiscal 2010, we acquired Papyrus from Schurman as well as an equity interest and sold our retail stores to Schurman. Cash paid, net of cash acquired, was $14.0 million. Also, in fiscal 2010, we paid $2.3 million of acquisition costs related to RPG, which we acquired in the fourth quarter of 2009.
Financing Activities
Financing activities provided $0.3 million of cash during the three months ended May 28, 2010, compared to $35.4 million during the three months ended May 29, 2009. In the current period, receipt of the exercise price on stock options provided $19.1 million of cash, while the repurchase of approximately 0.5 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation and the payment of dividends used $13.0 million and $5.5 million of cash, respectively.
The source of cash in the prior quarter was related primarily to long and short-term debt borrowings of $46.1 million. The borrowings were under our credit facility and accounts receivable securitization program. Partially offsetting the source of cash from the borrowings were the share repurchases and cash paid for dividends. During the three months ended May 29, 2009, $5.9 million was paid to repurchase approximately 1.5 million shares under our repurchase program and we paid cash dividends of $4.9 million.
Credit Sources
Substantial credit sources are available to us. In total, we had available sources of approximately $530 million at May 28, 2010. This included our $450 million senior secured credit facility (the “Original Credit Agreement”) and our $80 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At May 28, 2010, we had $99.0 million outstanding under the term loan facility, and no borrowings outstanding under the accounts receivable securitization facility or the revolving credit facility. In addition, we had, in the aggregate, $46.2 million outstanding under letters of credit, which reduces the total credit availability thereunder.
Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section of our Annual Report on Form 10-K for the year ended February 28, 2010 for further information.
On June 11, 2010, we amended and restated our Original Credit Agreement by entering into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) among various lending institutions. Pursuant to the terms of the Amended and Restated Credit Agreement, we may continue to borrow, repay and re-borrow up to $350 million under the revolving credit facility, with the ability to increase the size of the facility to up to $400 million, subject to customary conditions. The Amended and Restated Credit Agreement also continues to provide for a $25 million sub-limit for the issuance of swing line loans and a $100 million sub-limit for the issuance of letters of credit.
The obligations under the Amended and Restated Credit Agreement continue to be guaranteed by our material domestic subsidiaries and continue to be secured by substantially all of our personal property and each of our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our first tier international subsidiaries. The revolving loans under the Original Credit Agreement were scheduled to mature on April 4, 2011 and the term loan was scheduled to mature on April 4, 2013. The Amended and Restated Credit Agreement, including revolving loans thereunder, will mature on June 11, 2015. In connection with the Amended and Restated Credit Agreement, the term loan was terminated and we repaid the full $99 million outstanding under the term loan using cash on hand. The proceeds of the borrowings under the Amended and Restated Credit Agreement may be used to provide working capital and for other general corporate purposes.
Revolving loans that are denominated in U.S. dollars will bear interest at either the U.S. base rate or the London Inter-Bank Offer Rate (“LIBOR”), at our election, plus a margin determined according to our leverage ratio. Swing line loans will bear interest at a quoted rate agreed upon by us and the swing line lender. In addition to interest, we are required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate is initially 0.50% per annum and is subject to adjustment thereafter based on our leverage ratio.
The Amended and Restated Credit Agreement contains certain restrictive covenants that are customary for similar credit arrangements, including covenants relating to limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions and transactions with affiliates. There are also financial performance covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Amended and Restated Credit Agreement also requires us to make certain mandatory prepayments of outstanding indebtedness using the net cash proceeds received from certain dispositions, events of loss and additional indebtedness that we incur.

Throughout fiscal 2011, we will continue to consider all options for capital deployment including growth options, capital expenditures, the opportunity to repurchase our own shares, by reducing debt or, as appropriate, preserving cash. Consistent with this ongoing objective, as announced in January 2009, our Board of Directors has authorized the repurchase of up to $75 million of Class A common shares ($46.6 million remaining at May 28, 2010), that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Corporation deems appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. We also may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise, including strategically repurchasing our 7.375% senior unsecured notes due in 2016 at a discount to par. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Please refer to the discussion of our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2010.
Factors That May Affect Future Results
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:
•	a weak retail environment and general economic conditions;

•	the ability to achieve both the desired benefits from the party goods transaction as well as ensuring a seamless transition for affected retail customers and consumers;

•	our successful transition of the Retail Operations segment to its buyer, Schurman, and Schurman’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	the ability to successfully integrate both RPG and Papyrus;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	competitive terms of sale offered to customers;

•	the ability to comply with our debt covenants;

•	the timing and impact of investments in retail customers or new product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	the timing and impact of converting customers to a scan-based trading model;

•	escalation in the cost of providing employee health care;

•	the ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh that we may implement;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.
Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators, and the ability to adapt to rapidly changing social media and the digital photo sharing space.
The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2010. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2010, the end of our preceding fiscal year, to May 28, 2010, the end of our most recent fiscal quarter.
Item 4. Controls and Procedures
American Greetings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Electrical Workers Pension Fund, Local 103, I.B.E.W. Litigation. As previously disclosed, on March 20, 2009, a shareholder derivative complaint was filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the Electrical Workers Pension Fund, Local 103, I.B.E.W., against certain of our current and former officers and directors (the “Individual Defendants”) and names American Greetings Corporation as a nominal defendant. The suit alleges that the Individual Defendants breached their fiduciary duties to American Greetings Corporation by, among other things, backdating stock options granted to our officers and directors, accepting backdated options and causing American Greetings Corporation to file false and misleading financial statements. The suit seeks an unspecified amount of damages from the Individual Defendants and modifications to our corporate governance policies. On April 16, 2009, the Individual Defendants removed the matter to the United States District Court for the Northern District of Ohio, Eastern Division. On February 17, 2010, the case was remanded to state court. The defendants then moved to transfer the matter to the commercial docket, but their motion and subsequent appeal were denied. On April 2, 2010, the defendants filed a writ of mandamus to the Supreme Court of Ohio, seeking to have the matter heard by the commercial docket. On June 23, 2010, the Ohio Supreme Court granted the defendants an “alternative writ,” which stays the underlying proceedings until a final determination by the Ohio Supreme Court is made. Management continues to believe the allegations made in the complaint are without merit and continues to vigorously defend this action. We currently do not believe that the impact of this lawsuit, if any, will have a material adverse effect on our financial position, liquidity or results of operations. We currently believe that any liability will be covered by insurance coverage available with financially viable insurance companies, subject to self-insurance retentions and customary exclusions, conditions, coverage gaps, and policy limits, as well as insurer solvency.
Cookie Jar/MoonScoop Litigation. As previously disclosed, on May 6, 2009, American Greetings Corporation and its subsidiary, Those Characters From Cleveland, Inc. (“TCFC”), filed an action in the Cuyahoga County (Ohio) Court of Common Pleas against Cookie Jar Entertainment Inc. (“Cookie Jar”) and its affiliates, Cookie Jar Entertainment (USA) Inc. (formerly known as DIC Entertainment Corporation) (“DIC”), and Cookie Jar Entertainment Holdings (USA) Inc. (formerly known as DIC Entertainment Holdings, Inc.) relating to the July 20, 2008 Binding Letter Agreement between American Greetings Corporation and Cookie Jar (the “Cookie Jar Agreement”) for the sale of the Strawberry Shortcake and Care Bears properties (the “Properties”). On May 7, 2009, Cookie Jar removed the case to the United States District Court for the Northern District of Ohio. Simultaneously, Cookie Jar filed an action against American Greetings Corporation, TCFC, Mike Young Productions, LLC (“Mike Young Productions”) and MoonScoop SAS (“MoonScoop”) in the Supreme Court of the State of New York, County of New York. Mike Young Productions and MoonScoop were named as defendants in the action in connection with the binding term sheet between American Greetings Corporation and MoonScoop dated March 24, 2009 (the “MoonScoop Binding Agreement”), providing for the sale to MoonScoop of the Properties.
On May 7, 2010, the legal proceedings involving American Greetings Corporation, TCFC, Cookie Jar and DIC were settled. As part of the settlement, on May 7, 2010, the Cookie Jar Agreement was amended to, among other things, terminate American Greetings Corporation’s obligation to sell to Cookie Jar, and Cookie Jar’s obligation to purchase, the Properties. As part of the settlement, Cookie Jar Entertainment (USA) Inc. will continue to represent the Strawberry Shortcake property on behalf of American Greetings Corporation, and will become an international agent for the Care Bears property. On May 19, 2010, the Northern District of Ohio court granted the parties’ joint motion to dismiss all claims and counterclaims without prejudice.
On August 11, 2009, MoonScoop filed an action against American Greetings Corporation and TCFC in the United States District Court for the Northern District of Ohio, alleging breach of contract and promissory estoppel relating to the MoonScoop Binding Agreement. On MoonScoop’s request, the court agreed to consolidate this lawsuit with the first Ohio lawsuit (described above) for all pretrial purposes. The parties filed motions for summary judgment on various claims. On April 27, 2010, the court granted American Greetings Corporation’s motion for summary judgment on MoonScoop’s breach of contract and promissory estoppel claims, dismissing these claims with prejudice. As a result, American Greetings Corporation is not obligated to sell the Properties to MoonScoop under the MoonScoop Binding Agreement. On the same day, the court also ruled that American Greetings Corporation must indemnify MoonScoop against Cookie Jar’s claims in this lawsuit. On May 21, 2010, MoonScoop appealed the court’s summary judgment ruling. On June 4, 2010, American Greetings Corporation and TCFC appealed the court’s ruling that it must indemnify MoonScoop against the cross claims asserted against it. We believe that the allegations in the lawsuit against American Greetings Corporation and TCFC are without merit and intend to continue to defend the actions vigorously. We currently do not believe that the impact of the lawsuit against American Greetings Corporation and TCFC, if any, will have a material adverse effect on our financial position, liquidity or results of operations.
In addition to the foregoing, we are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the other litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended May 28, 2010.

					Maximum Number of
					Shares (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) that May Yet
	Total Number of		Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Repurchased		per Share	Announced Plans	the Plans
March 2010	Class A –	- (2)	—	—	$46,578,874
	Class B – 16,007	(1)	$19.00	—
April 2010	Class A –	- (2)	—	—	$46,578,874
	Class B – 34,758	(1)	$25.01	—
May 2010	Class A –	- (2)	—	—	$46,578,874
	Class B – 458,945	(1)	$25.18	—
Total	Class A –	- (2)		—
	Class B – 509,710	(1)		—

(1)	There is no public market for the Class B common shares of the Corporation. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. It is the Corporation’s general policy to repurchase Class B common shares, in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.

(2)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program. No repurchases were made in the current quarter under this program.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
2.1	Settlement Agreement, dated as of May 7, 2010, by and among American Greetings Corporation, Those Characters from Cleveland, Inc., Cookie Jar Entertainment, Inc., Cookie Jar Entertainment (USA), Inc. and Cookie Jar Entertainment Holdings (USA) Inc., amending that certain Binding Letter Agreement, dated July 20, 2008, between Cookie Jar Entertainment Inc. and American Greetings Corporation (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC).

10.1	Amended and Restated Credit Agreement, dated as of June 11, 2010, among American Greetings Corporation, various lending institutions party thereto, PNC Bank, National Association, as the Global Administrative Agent, as the Swing Line Lender, a LC Issuer and the Collateral Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, KeyBank National Association and The Bank of Nova Scotia as Co-documentation Agents, and PNC Capital Markets LLC, as the Lead Arranger and Sole Bookrunner.

10.2	Amended and Restated Pledge and Security Agreement, dated as of June 11, 2010, by and among, American Greetings Corporation, each of the domestic subsidiaries of American Greetings Corporation identified therein and PNC Bank, National Association, as collateral agent.

10.3	Amended and Restated Guaranty of Payment of Debt, dated as of June 11, 2010 by and among each of the domestic subsidiaries of American Greetings Corporation identified therein, and PNC Bank, National Association as global administrative agent.

10.4	Key Management Annual Incentive Plan (Fiscal Year 2011 Description).

10.5	Description of Non-Employee Director Compensation.

(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION
By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

July 7, 2010

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)