Form 10-Q
period 2010-08-27
AMERICAN GREETINGS CORP
filed 2010-10-06
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of October 4, 2010, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common 37,169,179

Class B Common 2,905,437

AMERICAN GREETINGS CORPORATION
INDEX

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

SIGNATURES	31

EXHIBITS
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of dollars except share and per share amounts)

		(Unaudited)
	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
	2010	2009	2010	2009
Net sales	$333,339	$348,639	$725,444	$757,916
Other revenue	9,480	7,711	13,683	11,356

Total revenue	342,819	356,350	739,127	769,272

Material, labor and other production costs	145,713	153,248	303,726	320,417
Selling, distribution and marketing expenses	112,318	117,531	229,869	249,748
Administrative and general expenses	62,193	48,483	128,225	111,634
Other operating (income) expense — net	(936)	(1,397)	(1,530)	26,376

Operating income	23,531	38,485	78,837	61,097

Interest expense	6,718	6,671	12,920	13,658
Interest income	(197)	(989)	(410)	(1,265)
Other non-operating income — net	(3)	(1,291)	(1,703)	(2,333)

Income before income tax expense	17,013	34,094	68,030	51,037
Income tax expense	8,481	10,972	28,659	17,954

Net income	$8,532	$23,122	$39,371	$33,083

Earnings per share — basic	$0.21	$0.59	$0.99	$0.84

Earnings per share — assuming dilution	$0.21	$0.59	$0.96	$0.84

Average number of shares outstanding	40,026,649	39,407,532	39,832,609	39,508,240

Average number of shares outstanding — assuming dilution	40,875,329	39,407,532	40,861,761	39,508,240

Dividends declared per share	$0.14	$0.12	$0.28	$0.12
See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	August 27, 2010	February 28, 2010	August 28, 2009
ASSETS

Current assets
Cash and cash equivalents	$133,834	$137,949	$49,903
Trade accounts receivable, net	89,408	135,758	92,167
Inventories	189,366	163,956	199,941
Deferred and refundable income taxes	61,742	78,433	59,082
Assets held for sale	11,868	13,280	23,188
Prepaid expenses and other	113,112	148,048	148,868

Total current assets	599,330	677,424	573,149

Goodwill	29,929	31,106	26,393
Other assets	413,809	428,160	367,574
Deferred and refundable income taxes	153,775	148,210	171,419

Property, plant and equipment — at cost	850,025	840,696	859,695
Less accumulated depreciation	609,901	595,945	595,757

Property, plant and equipment — net	240,124	244,751	263,938

	$1,436,967	$1,529,651	$1,402,473

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$—	$1,000	$1,000
Accounts payable	88,668	95,434	96,279
Accrued liabilities	74,129	79,478	82,082
Accrued compensation and benefits	48,287	85,092	50,925
Income taxes payable	23,052	13,901	2,856
Other current liabilities	89,111	97,138	94,462

Total current liabilities	323,247	372,043	327,604

Long-term debt	231,525	328,723	335,372
Other liabilities	174,372	164,642	127,066
Deferred income taxes and noncurrent income taxes payable	32,194	28,179	30,434

Shareholders’ equity
Common shares — Class A	37,137	36,257	35,923
Common shares — Class B	2,923	3,223	3,477
Capital in excess of par value	482,035	461,076	451,328
Treasury stock	(951,682)	(946,724)	(941,198)
Accumulated other comprehensive loss	(30,815)	(29,815)	(40,562)
Retained earnings	1,136,031	1,112,047	1,073,029

Total shareholders’ equity	675,629	636,064	581,997

	$1,436,967	$1,529,651	$1,402,473

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 27, 2010	August 28, 2009
OPERATING ACTIVITIES:
Net income	$39,371	$33,083
Adjustments to reconcile net income to cash flows from operating activities:
Net (gain) loss on dispositions	(254)	27,696
Net (gain) loss on disposal of fixed assets	(1,268)	9
Depreciation and intangible assets amortization	20,463	23,466
Deferred income taxes	10,618	26,708
Other non-cash charges	8,210	4,622
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	44,279	(10,877)
Inventories	(24,908)	(15,714)
Other current assets	(2,169)	12,801
Income taxes	15,125	(2,376)
Deferred costs — net	27,905	11,885
Accounts payable and other liabilities	(54,639)	(20,439)
Other — net	5,814	(6,698)

Total Cash Flows From Operating Activities	88,547	84,166

INVESTING ACTIVITIES:
Property, plant and equipment additions	(14,128)	(15,447)
Cash payments for business acquisitions, net of cash acquired	—	(19,300)
Proceeds from sale of fixed assets	2,997	729
Proceeds from escrow related to party goods transaction	25,151	—
Other — net	—	3,063

Total Cash Flows From Investing Activities	14,020	(30,955)

FINANCING ACTIVITIES:
Net decrease in long-term debt	(98,250)	(54,750)
Net decrease in short-term debt	(1,000)	—
Sale of stock under benefit plans	19,025	91
Purchase of treasury shares	(13,052)	(6,176)
Dividends to shareholders	(11,127)	(9,593)
Debt issuance costs	(2,917)	—

Total Cash Flows From Financing Activities	(107,321)	(70,428)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	639	6,904

DECREASE IN CASH AND CASH EQUIVALENTS	(4,115)	(10,313)

Cash and Cash Equivalents at Beginning of Year	137,949	60,216

Cash and Cash Equivalents at End of Period	$133,834	$49,903

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended August 27, 2010 and August 28, 2009
Note 1 — Basis of Presentation
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
The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in Accounting Standards Codification (“ASC”) topic 810, (“ASC 810”) “Consolidation.” Schurman owns and operates approximately 450 specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, that third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct these activities. As such, Schurman is not consolidated into the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman includes:
▪	the investment in the equity of Schurman of $1.9 million;

▪	the limited guarantee of Schurman’s indebtedness of $12 million and the limited bridge guarantee of Schurman’s indebtedness of $12 million, see Note 10 for further information;

▪	normal course of business trade accounts receivable due from Schurman, the balance of which fluctuates throughout the year due to the seasonal nature of the business;

▪	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $43.3 million and $50.9 million as of August 27, 2010 and February 28, 2010, respectively.
The Corporation has also made available to Schurman a $10 million subordinated financing arrangement; however, so long as the Corporation’s Bridge Guarantee described in Note 10 exceeds $10 million, Schurman cannot borrow under this arrangement. If the Bridge Guarantee is less than $10 million, the availability under the subordinated financing arrangement is limited to the difference between $10 million and the maximum amount of the Bridge Guarantee. Because the Bridge Guarantee remains at $12 million, there were no loans outstanding, or available, as of August 27, 2010.

In addition to the investment in the equity of Schurman, the Corporation holds an investment in a privately held company, in the form of common stock warrants. These two investments, totaling approximately $18.2 million, are accounted for under the cost method. The Corporation is not aware of any events or changes in circumstances that had occurred during the six months ended August 27, 2010 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of these investments.
Note 2 — Seasonal Nature of Business
A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.
Note 3 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17 (“ASU 2009-17”), (Consolidations Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 requires an ongoing reassessment of determining whether a variable interest entity gives a company a controlling financial interest in a VIE. It also requires an entity to qualitatively, rather than quantitatively, determine whether a company is the primary beneficiary of a VIE previously required by FASB guidance. Under the new standard, the primary beneficiary of a VIE is a party that has controlling financial interest in the VIE and has both the power to direct the activities that most significantly impact the VIE’s economic success and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. The Corporation adopted ASU 2009-17 as of March 1, 2010. The Corporation’s adoption of this standard did not have a material effect on its financial statements. See Note 1 for further information.
In January 2010, the FASB issued ASU No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures,” that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation, and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Corporation’s adoption of this standard did not have a material effect on its financial statements. See Note 12 for further information.
Note 4 — Other Income and Expense

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
(In thousands)	2010	2009	2010	2009
Loss on disposition of retail stores	$—	$—	$—	$28,333
Gain on disposition of calendar product lines	—	(637)	—	(637)
Miscellaneous	(936)	(760)	(1,530)	(1,320)

Other operating (income) expense — net	$(936)	$(1,397)	$(1,530)	$26,376

In April 2009, the Corporation sold the rights, title and interest in certain of the assets of its retail store operations to Schurman, and recognized a loss on disposition of $28.3 million. In July 2009, the Corporation sold its calendar product lines and recorded a gain of $0.6 million. The proceeds of $3.1 million received from the sale of the calendar product lines were included in “Other — net” investing activities on the Consolidated Statement of Cash Flows.

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
(In thousands)	2010	2009	2010	2009
Foreign exchange loss (gain)	$1,441	$(626)	$388	$(1,205)
Rental income	(235)	(325)	(761)	(748)
Miscellaneous	(1,209)	(340)	(1,330)	(380)

Other non-operating income — net	$(3)	$(1,291)	$(1,703)	$(2,333)

“Miscellaneous” includes, among other things, gains and losses on asset disposals and income/loss from equity securities.
In August 2010, the Corporation sold the land and building associated with its Mexican operations that were previously included in “Assets of businesses held for sale” on the Consolidated Statement of Financial Position and recorded a gain of approximately $1.0 million. The cash proceeds of $2.0 million received from the sale of the Mexican assets are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.
Note 5 — Earnings Per Share
The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
	2010	2009	2010	2009
Numerator (in thousands):
Net income	$8,532	$23,122	$39,371	$33,083

Denominator (in thousands):
Weighted average shares outstanding	40,027	39,408	39,833	39,508
Effect of dilutive securities:
Stock options and other	848	—	1,029	—

Weighted average shares outstanding — assuming dilution	40,875	39,408	40,862	39,508

Earnings per share	$0.21	$0.59	$0.99	$0.84

Earnings per share — assuming dilution	$0.21	$0.59	$0.96	$0.84

Approximately 3.7 million and 3.2 million stock options outstanding in the three and six month periods ended August 27, 2010, respectively, were excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods (6.6 million and 7.4 million stock options outstanding in the three and six month periods ended August 28, 2009, respectively).
The Corporation issued approximately 0.1 million Class A common shares upon exercise of employee stock options during the three months ended August 27, 2010. The Corporation issued approximately 0.9 million and 0.2 million Class A and Class B common shares, respectively, upon exercise of employee stock options during the six months ended August 27, 2010. There were an insignificant number of employee stock options exercised during the prior year three months and six months ended August 28, 2009.

Note 6 — Comprehensive Income
The Corporation’s total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
(In thousands)	2010	2009	2010	2009
Net income	$8,532	$23,122	$39,371	$33,083

Other comprehensive income (loss):
Foreign currency translation adjustments	10,082	3,222	1,084	28,160
Pension and postretirement benefit adjustments, net of tax	(639)	(509)	(2,084)	(1,446)
Unrealized (loss) gain on securities, net of tax	(1)	1	—	2

Total comprehensive income	$17,974	$25,836	$38,371	$59,799

Note 7 — Trade Allowances and Discounts
Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 27, 2010	February 28, 2010	August 28, 2009
Allowance for seasonal sales returns	$21,450	$36,443	$18,122
Allowance for outdated products	10,249	10,438	17,862
Allowance for doubtful accounts	3,336	2,963	3,703
Allowance for cooperative advertising and marketing funds	25,259	24,061	25,598
Allowance for rebates	20,573	29,338	29,861

	$80,867	$103,243	$95,146

Certain trade allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $12.8 million, $15.3 million and $14.1 million as of August 27, 2010, February 28, 2010 and August 28, 2009, respectively.
Note 8 — Inventories

(In thousands)	August 27, 2010	February 28, 2010	August 28, 2009
Raw materials	$17,651	$18,609	$20,594
Work in process	10,982	6,622	12,702
Finished products	219,265	194,283	230,004

	247,898	219,514	263,300
Less LIFO reserve	75,781	75,491	82,424

	172,117	144,023	180,876
Display materials and factory supplies	17,249	19,933	19,065

	$189,366	$163,956	$199,941

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $36.7 million, $37.5 million and $36.5 million as of August 27, 2010, February 28, 2010 and August 28, 2009, respectively.
Note 9 — Deferred Costs
Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	August 27, 2010	February 28, 2010	August 28, 2009
Prepaid expenses and other	$73,624	$82,914	$95,701
Other assets	295,902	310,555	254,495

Deferred cost assets	369,526	393,469	350,196

Other current liabilities	(53,802)	(53,701)	(53,166)
Other liabilities	(55,405)	(51,803)	(1,918)

Deferred cost liabilities	(109,207)	(105,504)	(55,084)

Net deferred costs	$260,319	$287,965	$295,112

The Corporation maintains an allowance for deferred costs related to supply agreements of $11.6 million, $12.4 million and $19.7 million at August 27, 2010, February 28, 2010 and August 28, 2009, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.
Note 10 — Debt
The Corporation was party to an amended and restated $450 million secured credit agreement (the “Original Credit Agreement”) and to an amended and restated receivables purchase agreement that had available financing of up to $80 million. The Original Credit Agreement included a $350 million revolving credit facility and a $100 million delay draw term loan, which the Corporation drew down in 2009 to provide it with greater financial flexibility and to enhance liquidity for the long-term.
On June 11, 2010, the Corporation further amended and restated its Original Credit Agreement by entering into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) among various lending institutions. Pursuant to the terms of the Amended and Restated Credit Agreement, the Corporation may continue to borrow, repay and re-borrow up to $350 million under the revolving credit facility, with the ability to increase the size of the facility to up to $400 million, subject to customary conditions. The Amended and Restated Credit Agreement also continues to provide for a $25 million sub-limit for the issuance of swing line loans and a $100 million sub-limit for the issuance of letters of credit.
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
The amended and restated receivables purchase agreement has a maturity date of September 21, 2012, however, the agreement will terminate upon termination of the liquidity commitments obtained by the purchaser groups from third party liquidity providers. Such commitments may be made available to the purchaser groups for 364-day periods only (initial 364-day period began on September 23, 2009), and there can be no assurances that the third party liquidity providers will renew or extend their commitments under the receivables purchase agreement. If that is the case, the receivables purchase agreement will terminate and the Corporation will not receive the benefit of the entire three-year term of the agreement. On September 22, 2010, the liquidity commitments were renewed for an additional 364-day period.
There was no debt due within one year as of August 27, 2010. Debt due within one year as of February 28, 2010 and August 28, 2009 was $1.0 million.
Long-term debt and their related calendar year due dates, net of unamortized discounts which totaled $23.3 million and $25.4 million as of August 27, 2010 and August 28, 2009, respectively, were as follows:

(In thousands)	August 27, 2010	February 28, 2010	August 28, 2009
7.375% senior notes, due 2016	$212,609	$212,184	$211,798
7.375% notes, due 2016	18,735	18,103	17,530
Term loan facility	—	98,250	98,750
Revolving credit facility, due 2015	—	—	7,100
6.10% senior notes, due 2028	181	181	181
Other	—	5	13

	$231,525	$328,723	$335,372

The total fair value of the Corporation’s publicly traded debt, which includes the 7.375% senior notes, 7.375% notes and 6.10% senior notes, based on quoted market prices, was $231.3 million (at a carrying value of $231.5 million), $224.7 million (at a carrying value of $230.5 million) and $207.7 million (at a carrying value of $229.5 million) at August 27, 2010, February 28, 2010 and August 28, 2009, respectively.
As of August 27, 2010, there were no balances outstanding under the Corporation’s revolving credit facility or receivables purchase agreement, which is not publicly traded debt. The total fair value of the Corporation’s non-publicly traded debt, based on comparable privately traded debt prices, was $99.3 million (at a carrying value of $99.3 million) at February 28, 2010.
In addition, the Corporation had, in the aggregate, $45.9 million outstanding under letters of credit, which reduces the total credit availability under the revolving credit facility.
At August 27, 2010, the Corporation was in compliance with the financial covenants under its borrowing agreements.
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

Pursuant to the terms of the Liquidity Guarantee, the Corporation has guaranteed the repayment of up to $12 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guarantee is required to be backed by a letter of credit for the term of the Liquidity Guarantee, which is currently anticipated to end in January 2014. Pursuant to the terms of the Bridge Guarantee, the Corporation has guaranteed the repayment of up to $12 million of Schurman’s borrowings under the Senior Credit Facility until Schurman is able to include the inventory and other assets of the acquired retail stores in its borrowing base. The Bridge Guarantee is required to be backed by a letter of credit. The letters of credit required to back both guarantees are included within the $45.9 million outstanding letters of credit mentioned above. The Bridge Guarantee is scheduled to expire in January 2014; however, upon the Corporation’s request, the Bridge Guarantee may be reduced as Schurman is able to include such inventory and other assets in its borrowing base. The Corporation does not currently anticipate requesting such reduction. The Corporation’s obligations under the Liquidity Guarantee and the Bridge Guarantee generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of August 27, 2010 requiring the use of the guarantees.
Note 11 — Retirement Benefits
The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
(In thousands)	2010	2009	2010	2009
Service cost	$250	$193	$501	$383
Interest cost	2,206	2,322	4,418	4,568
Expected return on plan assets	(1,654)	(1,422)	(3,314)	(2,800)
Amortization of prior service cost	44	66	88	133
Amortization of actuarial loss	524	512	1,050	967

	$1,370	$1,671	$2,743	$3,251

	Postretirement Benefit
	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
(In thousands)	2010	2009	2010	2009
Service cost	$575	$535	$1,150	$1,185
Interest cost	1,550	1,705	3,100	3,680
Expected return on plan assets	(1,125)	(1,030)	(2,250)	(2,055)
Amortization of prior service credit	(1,850)	(1,860)	(3,700)	(3,710)
Amortization of actuarial loss	250	445	500	1,195

	$(600)	$(205)	$(1,200)	$295

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the six months ended August 27, 2010 was $4.5 million, compared to $5.0 million in the prior year period. The profit-sharing plan expense for the six month periods are estimates as actual contributions to the profit-sharing plan are made after fiscal year-end. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and six month periods ended August 27, 2010 were $1.0 million and $2.1 million ($1.0 million and $2.1 million for the three and six month periods ended August 28, 2009), respectively.

At August 27, 2010, February 28, 2010 and August 28, 2009, the liability for postretirement benefits other than pensions was $49.2 million, $44.0 million and $61.0 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At August 27, 2010, February 28, 2010 and August 28, 2009, the long-term liability for pension benefits was $58.9 million, $58.6 million and $53.0 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.
Note 12 — Fair Value Measurements
The following table presents information about those assets and liabilities measured at fair value as of the measurement date, August 27, 2010, and the basis for that measurement, by level within the fair value hierarchy:

		Quoted	Quoted
		prices in	prices in
		active	active
		markets for	markets for
	Balance as	identical	similar	Significant
	of	assets and	assets and	unobservable
	August 27,	liabilities	liabilities	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$4,118	$4,118	$—	$—
Deferred compensation plan assets (1)	5,662	5,662	—	—

Total	$9,780	$9,780	$—	$—

Assets measured on a non-recurring basis:
Assets held for sale	$5,557	$—	$5,557	$—

Total	$5,557	$—	$5,557	$—

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.
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
The Corporation has assets held for sale, certain of which are measured at fair value on a non-recurring basis and are subject to fair value adjustments only in certain circumstances. Land and buildings related to the Corporation’s DesignWare party goods product lines was classified as held for sale during the fourth quarter of 2010. In accordance with ASC Topic 360, “Property, Plant and Equipment,” assets held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. The fair value of these assets held for sale was considered a Level 2 valuation as it was based on observable selling prices for similar assets that were sold within the past eighteen months.
Note 13 — Income Taxes
The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 49.9% and 42.1% for the three and six months ended August 27, 2010, respectively, and 32.2% and 35.2% for the three and six months ended August 28, 2009, respectively. The higher than statutory rate in the current periods is due primarily to the impact of unfavorable settlements of audits in a foreign jurisdiction, the release of insurance reserves that generated taxable income and the recognition of the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage due to the recently enacted U.S. Patient Protection and Affordable Care Act.
At August 27, 2010, the Corporation had unrecognized tax benefits of $47.2 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $34.3 million. During the second quarter of 2011, the Corporation’s unrecognized tax benefits increased approximately $1.8 million due primarily to issues currently under audit by foreign taxing jurisdictions and prior state tax positions. It is reasonably possible that the Corporation’s unrecognized tax benefits could decrease by approximately $12.7 million during 2011 due to anticipated settlements and resulting cash payments related to open years after 1999, which are currently under examination.
The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. As of August 27, 2010, the Corporation recognized net expense of $0.2 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of August 27, 2010, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes, was a net payable of $2.0 million.
The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2005 to the present.
Note 14 — Business Segment Information

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
(In thousands)	2010	2009	2010	2009
Total Revenue:
North American Social Expression Products	$248,723	$266,886	$552,891	$590,699
Intersegment items	—	—	—	(5,104)
Exchange rate adjustment	3,435	2,043	7,576	2,413

Net	252,158	268,929	560,467	588,008

International Social Expression Products	54,962	54,590	112,763	110,641
Exchange rate adjustment	(226)	2,150	(454)	(1,139)

Net	54,736	56,740	112,309	109,502

Retail Operations	—	—	—	11,727
Exchange rate adjustment	—	—	—	112

Net	—	—	—	11,839

AG Interactive	18,260	18,401	36,926	37,350
Exchange rate adjustment	(93)	96	(205)	(8)

Net	18,167	18,497	36,721	37,342

Non-reportable segments	17,758	11,964	29,630	22,361

Unallocated	—	220	—	220

	$342,819	$356,350	$739,127	$769,272

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
(In thousands)	2010	2009	2010	2009
Segment Earnings (Loss):
North American Social Expression Products	$33,613	$42,780	$101,720	$120,766
Intersegment items	—	—	—	(3,511)
Exchange rate adjustment	1,501	991	3,443	1,072

Net	35,114	43,771	105,163	118,327

International Social Expression Products	1,361	2,310	4,195	2,823
Exchange rate adjustment	(36)	5	(36)	(169)

Net	1,325	2,315	4,159	2,654

Retail Operations	—	—	—	(34,830)
Exchange rate adjustment	—	—	—	(285)

Net	—	—	—	(35,115)

AG Interactive	2,945	1,903	5,419	3,699
Exchange rate adjustment	(59)	28	(161)	(54)

Net	2,886	1,931	5,258	3,645

Non-reportable segments	3,317	367	5,469	238

Unallocated	(25,764)	(14,191)	(52,163)	(39,043)
Exchange rate adjustment	135	(99)	144	331

Net	(25,629)	(14,290)	(52,019)	(38,712)

	$17,013	$34,094	$68,030	$51,037

Termination Benefits
Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.
During the six months ended August 27, 2010, the Corporation recorded severance expense of approximately $3 million. Approximately $2 million of the expense is included in the North American Social Expression Products segment and the remaining $1 million is included in the AG Interactive segment. The balance of the severance accrual was $9.0 million, $14.0 million and $9.2 million at August 27, 2010, February 28, 2010 and August 28, 2009, respectively, and is included in “Accrued liabilities” on the Consolidated Statement of Financial Position.
Deferred Revenue
Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $34.0 million, $40.2 million and $35.7 million at August 27, 2010, February 28, 2010 and August 28, 2009, respectively. The amounts relate primarily to subscription revenue in the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.
Contingent Payment
In March 2008, the Corporation acquired a card publisher and franchised distributor of greeting cards in the United Kingdom. The purchase agreement provided for a contingent payment of up to 2 million Pounds Sterling to be paid based on the company’s operating results over an accumulated three-year period from the date of acquisition. The right to receive the contingent payment has been terminated with no additional payment from the Corporation.

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
Overview
Our revenues and expenses for the second quarter ended August 27, 2010, compared to the prior year period, were significantly affected by our prior year party goods transaction as well as the continued Papyrus Recycled Greetings (“PRG”) integration. To date, we have completed a large part of the integration work and expect to substantially complete the integration effort by the end of this fiscal year. The integration costs are tracking as expected, and to date, we have incurred approximately 75% of the projected total integration costs of $20 million.
For the quarter, total revenue decreased approximately $14 million, or 4%, compared to the prior year period. Approximately 75% of the revenue decline was driven by lower sales of party goods, which, as expected, was the result of the party goods transaction announced during the prior year fourth quarter. The remaining decrease of 25%, or $4 million, was primarily in the North American Social Expression Products segment, partially offset by increased sales in the fixtures business and higher royalties from our intellectual properties business. The revenue decrease in the North American Social Expression Products segment was primarily due to lower sales of party goods noted above, along with lower revenues from gift packaging and other non-card products. Revenues in our International Social Expressions Products segment and AG Interactive segment were flat compared to the prior year quarter.
Operating income was down approximately $15 million, compared to the prior year. Approximately 80% of the decrease was due to a combination of the current year PRG integration costs and the prior year benefit of approximately $7 million related to our corporate-owned life insurance (“COLI”) programs (resulting from higher than average death benefit income reported by our third party administrators). The remaining decrease was primarily driven by lower sales volume (predominantly party goods) and increased variable compensation costs.
During the quarter, we amended and restated our secured credit facility. As a result of this transaction, the maturity of the $350 million revolving credit facility was extended to June 11, 2015 and we repaid the remaining balance of our term loan, totaling $99 million, using available cash balances. See Note 10 “Debt” to the Consolidated Financial Statements for further information.
As we near the completion of the PRG integration project, we will redirect our internal resources to our information technology systems refresh project. This project is focused on modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. We are in the early stages of this project and currently expect the project will be executed in a series of waves over a period of five to seven years. We are currently working to estimate the incremental costs to execute this project.

Results of Operations
Three months ended August 27, 2010 and August 28, 2009
Net income was $8.5 million, or $0.21 per share, in the second quarter compared to net income of $23.1 million, or $0.59 per share, in the prior year second quarter (all per-share amounts assume dilution).
Our results for the three months ended August 27, 2010 and August 28, 2009 are summarized below:

		% Total		% Total
(Dollars in thousands)	2010	Revenue	2009	Revenue
Net sales	$333,339	97.2%	$348,639	97.8%
Other revenue	9,480	2.8%	7,711	2.2%

Total revenue	342,819	100.0%	356,350	100.0%

Material, labor and other production costs	145,713	42.5%	153,248	43.0%
Selling, distribution and marketing expenses	112,318	32.8%	117,531	33.0%
Administrative and general expenses	62,193	18.1%	48,483	13.6%
Other operating income — net	(936)	(0.3%)	(1,397)	(0.4%)

Operating income	23,531	6.9%	38,485	10.8%

Interest expense	6,718	2.0%	6,671	1.9%
Interest income	(197)	(0.1%)	(989)	(0.3%)
Other non-operating income — net	(3)	(0.0%)	(1,291)	(0.4%)

Income before income tax expense	17,013	5.0%	34,094	9.6%
Income tax expense	8,481	2.5%	10,972	3.1%

Net income	$8,532	2.5%	$23,122	6.5%

For the three months ended August 27, 2010, consolidated net sales were $333.3 million, down from $348.6 million in the prior year second quarter. This 4.4%, or approximately $15 million, decrease was primarily the result of lower sales in our North American Social Expression Products segment. These decreases were partially offset by an increase in our fixtures business, included in non-reportable segments, of approximately $4 million.
Net sales in our North American Social Expression Products segment decreased approximately $18 million. This decrease is attributable to lower sales of party goods of approximately $10 million, everyday cards of approximately $5 million, and gift packaging and other non-card products of approximately $8 million. Net sales of party goods decreased due to the transaction completed in the prior year fourth quarter. Partially offsetting these decreases was an improvement in seasonal card net sales of approximately $5 million.
Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $1.8 million from $7.7 million during the three months ended August 28, 2009 to $9.5 million for the three months ended August 27, 2010.

Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the three months ended August 27, 2010 and August 28, 2009 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2010	2009	2010	2009	2010	2009
Unit volume	(1.9%)	6.7%	14.2%	13.2%	0.7%	7.7%
Selling prices	(2.1%)	1.3%	(6.2%)	(1.3%)	(2.8%)	0.9%
Overall increase / (decrease)	(4.0%)	8.1%	7.1%	11.7%	(2.1%)	8.7%
During the second quarter, combined everyday and seasonal greeting card sales less returns decreased 2.1% compared to the prior year quarter, including a 2.8% decline in selling prices which more than offset a 0.7% increase in unit volume. Decreases of everyday card sales less returns in both our North American Social Expression Products and International Social Expressions Products segments more than offset improvement in seasonal card sales less returns in our North American Social Expression Products segment.
Everyday card sales less returns for the three months ended August 27, 2010 were down 4.0% compared to the prior year quarter, with decreases in both unit volume and selling prices of 1.9% and 2.1%, respectively. The decrease in selling prices was driven by the continued shift to a higher mix of value line cards, which more than offset the pricing and mix benefits related to the prior year acquisitions.
Seasonal card sales less returns improved 7.1% during the second quarter including 14.2% unit growth partially offset by a 6.2% decline in selling prices. The increase in unit volume during the current year quarter was primarily driven by our Father’s Day and Graduation programs. The decrease in selling prices was driven by the shift to a higher mix of value line cards in the period.
Expense Overview
Material, labor and other production costs (“MLOPC”) for the three months ended August 27, 2010 were $145.7 million, approximately $8 million less than the prior year three months. As a percentage of total revenue, these costs were 42.5% in the current period compared to 43.0% for the three months ended August 28, 2009. The decrease is due to favorable volume variances of approximately $4 million and improved product mix of approximately $3 million. The favorable volume variances and product mix improvements were primarily the result of the party goods transaction in the prior year fourth quarter. In addition, lower scrap expense in the quarter was offset by higher product content costs.
Selling, distribution and marketing (“SDM”) expenses for the three months ended August 27, 2010 were $112.3 million, decreasing approximately $5 million from $117.5 million during the prior year three months. This improvement is attributable to lower supply chain costs due to a reduction in units shipped, specifically freight and distribution costs, field sales and merchandiser expenses of approximately $7 million. Partially offsetting these improvements were higher marketing and product management costs of approximately $2 million.
Administrative and general expenses were $62.2 million for the three months ended August 27, 2010, an increase from $48.5 million for the three months ended August 28, 2009. The increase of approximately $14 million is primarily driven by continued integration costs associated with our prior year acquisitions of Recycled Paper Greetings and the Papyrus trademark and wholesale division of Schurman Fine Papers (“Schurman”) of approximately $5 million as well as increases in variable compensation expenses, primarily stock compensation expense, of approximately $2 million. In addition, we recognized a prior year benefit of approximately $7 million associated with our COLI programs.
Other operating income — net was $0.9 million for the three months ended August 27, 2010 compared to $1.4 million for the prior year second quarter. The prior year period included a $0.6 million gain on the sale of our calendar product lines.

The effective tax rate was 49.9% and 32.2% for the three months ended August 27, 2010 and August 28, 2009, respectively. The higher than statutory rate in the current period is due primarily to the impact of unfavorable settlements of audits in a foreign jurisdiction and the release of insurance reserves that generated taxable income. The lower than statutory effective tax rate in the prior year quarter is due primarily to the COLI benefit, which was non-taxable.
Results of Operations
Six months ended August 27, 2010 and August 28, 2009
Net income was $39.4 million, or $0.96 per share, in the six months ended August 27, 2010 compared to net income of $33.1 million, or $0.84 per share, in the prior year six months.
Our results for the six months ended August 27, 2010 and August 28, 2009 are summarized below:

		% Total		% Total
(Dollars in thousands)	2010	Revenue	2009	Revenue
Net sales	$725,444	98.1%	$757,916	98.5%
Other revenue	13,683	1.9%	11,356	1.5%

Total revenue	739,127	100.0%	769,272	100.0%

Material, labor and other production costs	303,726	41.1%	320,417	41.7%
Selling, distribution and marketing expenses	229,869	31.1%	249,748	32.5%
Administrative and general expenses	128,225	17.3%	111,634	14.5%
Other operating (income) expense — net	(1,530)	(0.2)%	26,376	3.4%

Operating income	78,837	10.7%	61,097	7.9%

Interest expense	12,920	1.7%	13,658	1.8%
Interest income	(410)	(0.0%)	(1,265)	(0.2%)
Other non-operating income — net	(1,703)	(0.2%)	(2,333)	(0.3%)

Income before income tax expense	68,030	9.2%	51,037	6.6%
Income tax expense	28,659	3.9%	17,954	2.3%

Net income	$39,371	5.3%	$33,083	4.3%

For the six months ended August 27, 2010, consolidated net sales were $725.4 million, down from $757.9 million in the prior year six months. This 4.3%, or approximately $33 million, decrease was primarily the result of decreased net sales in our North American Social Expression Products segment and our Retail Operations segment of approximately $33 million and $12 million, respectively. These decreases were partially offset by higher net sales in our fixtures business and in our International Social Expression Products segment of approximately $7 million. Foreign currency translation also favorably impacted net sales by approximately $5 million.
Net sales in our North American Social Expression Products segment decreased approximately $33 million. This decrease is attributable to lower sales of party goods of approximately $18 million, combined everyday and seasonal cards of approximately $5 million, and gift packaging and other non-card products of approximately $10 million. Net sales of party goods decreased due to the transaction completed in the prior year fourth quarter.
Net sales of our Retail Operations segment decreased approximately $12 million due to the sale of our retail store assets in April 2009. There were no net sales in our Retail Operation segment during the six months ended August 27, 2010.
The increase in our International Social Expression Products segment’s net sales of approximately $2 million was driven primarily by our United Kingdom (“U.K.”) operations where sales of gifting and other non-card products are continuing to improve as a result of new product introductions in the prior year.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $2.3 million from $11.4 million during the six months ended August 28, 2009 to $13.7 million for the six months ended August 27, 2010.
Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the six months ended August 27, 2010 and August 28, 2009 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2010	2009	2010	2009	2010	2009
Unit volume	(1.7%)	5.1%	0.2%	3.9%	(1.2%)	4.7%
Selling prices	(0.3%)	2.1%	0.0%	1.9%	(0.2%)	2.1%
Overall increase / (decrease)	(2.0%)	7.3%	0.1%	5.9%	(1.4%)	6.9%
During the six months ended August 27, 2010, combined everyday and seasonal greeting card sales less returns declined 1.4%, compared to the prior year six months, driven by a decrease in everyday card sales less returns of 2.0%.
Everyday card sales less returns were down 2.0%, compared to the prior year six months, including decreases in both unit volume and selling prices of 1.7% and 0.3%, respectively. Unit volume declined in both the North American Social Expression Products and International Social Expression Products segments. The decrease in selling prices was driven by the continued shift to a higher mix of value line cards, which more than offset the pricing and mix benefits related to the prior year acquisitions.
Seasonal card sales less returns increased 0.1%, with selling prices remaining flat and unit volume improving 0.2% compared to the prior year six months.
Expense Overview
MLOPC for the six months ended August 27, 2010 were $303.7 million, a decrease from $320.4 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 41.1% in the current period compared to 41.7% for the six months ended August 28, 2009. Approximately $4 million of the decrease was the result of the divestiture of the retail store operations. The remaining approximately $13 million decrease was due to favorable volume variances of approximately $6 million and reduced spending of approximately $6 million. The favorable volume variances were the result of the lower sales volume in the current year, which was driven primarily by the party goods transaction in the prior year fourth quarter. The $6 million of lower spending was attributable to a combination of lower inventory scrap expense, lower product related display and point-of-sale material costs and lower product content costs.
SDM expenses for the six months ended August 27, 2010 were $229.9 million, decreasing from $249.7 million for the comparable period in the prior year. The decrease of approximately $20 million is due to lower spending. The elimination of the operating costs of our retail stores due to the disposition of those stores during the prior year accounted for approximately $12 million of this decrease. Lower supply chain costs of approximately $12 million was the result of lower freight and distribution costs, and field sales and merchandiser expenses resulting from a reduction in units shipped. These reductions were partially offset by higher marketing and product management costs of approximately $4 million.
Administrative and general expenses were $128.2 million for the six months ended August 27, 2010, an increase from $111.6 million for the six months ended August 28, 2009. The increase of approximately $17 million is primarily related to higher variable compensation expense of approximately $5 million and the continued integration costs associated with our recent acquisitions of Recycled Paper Greetings and the Papyrus trademark and wholesale division of Schurman of approximately $9 million. In addition, the prior year included a COLI benefit of approximately $7 million, which was not included in the current year six months. These increases were partially offset by the reduction of costs associated with the divestiture of our retail store operations as well as a decrease in expenses related to our post retirement benefit plan of approximately $2 million each.
Other operating (income) expense — net was income of $1.5 million for the six months ended August 27, 2010 compared to expense of $26.4 million in the prior period. The prior year six months included a loss of $28.3 million on the sale of our retail stores to Schurman and a gain of $0.6 million on the sale of our calendar product lines.
Interest expense for the six months ended August 27, 2010 was $12.9 million, down from $13.7 million in the prior year period. The decrease of $0.8 million is attributable to interest savings resulting from the $99 million repayment of our term loan, previously outstanding under our senior secured credit facility, as well as reduced borrowings under this facility in the current year.
The effective tax rate was 42.1% and 35.2% for the six months ended August 27, 2010 and August 28, 2009, respectively. The higher than statutory rate in the current period is due primarily to the impact of unfavorable settlements of audits in a foreign jurisdiction, the release of insurance reserves that generated taxable income as well as the recognition of the deferred tax effects of the reduced deductibility of postretirement prescription drug coverage due to the recently enacted U.S. Patient Protection and Affordable Care Act. The lower than statutory effective tax rate in the prior year quarter is due primarily to the COLI benefit, which was non-taxable.
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
North American Social Expression Products Segment

(Dollars in	Three Months Ended August		%	Six Months Ended August		%
thousands)	27, 2010	28, 2009	Change	27, 2010	28, 2009	Change
Total revenue	$248,723	$266,886	(6.8%)	$552,891	$585,595	(5.6%)
Segment earnings	33,613	42,780	(21.4%)	101,720	117,255	(13.2%)
Total revenue of our North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, decreased $18.2 million and $32.7 million for the three and six months ended

August 27, 2010, respectively, compared to the prior year periods. The decrease in both periods was primarily driven by a decrease in party goods, which decreased $10.2 million and $17.5 million for the current year three and six months, respectively, primarily due to the transaction announced during the prior year fourth quarter. In addition, the three month period included lower net sales of everyday cards of $5.1 million and gift packaging and other non-card products of approximately $7.6 million. Partially offsetting these decreases was an improvement in seasonal card net sales of $4.7 million. For the six month period, combined everyday and seasonal card net sales declined $5.4 million and gift packaging and other non-card products decreased by $9.8 million.
Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $9.2 million and $15.5 million in the current year three and six months, respectively, compared to the prior year periods. The decrease for both periods was driven by a combination of lower revenues, lower inventory scrap expense and decreased supply chain costs. The supply chain costs decreased due to a reduction in units shipped, which resulted in lower freight and distribution costs, and field sales and merchandiser expenses. Partially offsetting these favorable supply chain variances were higher marketing and product management costs as well as incremental costs associated with the integration of PRG.
International Social Expression Products Segment

(Dollars in	Three Months Ended August		%	Six Months Ended August		%
thousands)	27, 2010	28, 2009	Change	27, 2010	28, 2009	Change
Total revenue	$54,962	$54,590	0.7%	$112,763	$110,641	1.9%
Segment earnings	1,361	2,310	(41.1%)	4,195	2,823	48.6%
Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $0.4 million and $2.1 million for the three and six months ended August 27, 2010, respectively, compared to the prior year periods. The increase in both periods was driven by increased sales of seasonal cards and non-card products as a result of new product introductions in the prior year.
Segment earnings, excluding the impact of foreign exchange, decreased $0.9 million, or 41.1%, from the prior year quarter to $1.4 million in the current quarter. The decrease is primarily the result of a recovery of customer accounts previously considered uncollectible in the prior year, partially offset by savings realized as a result of prior year cost reduction initiatives. Segment earnings, excluding the impact of foreign exchange, increased $1.4 million in the six months ended August 27, 2010 compared to the prior year six months. This increase was due to the impact of higher sales, reduced inventory scrap expense, and savings realized as a result of prior year cost reduction initiatives, partially offset by higher product costs.
Retail Operations Segment

(Dollars in	Three Months Ended August		%	Six Months Ended August		%
thousands)	27, 2010	28, 2009	Change	27, 2010	28, 2009	Change
Total revenue	$—	$—	—	$—	$11,727	(100%)
Segment loss	—	—	—	—	(34,830)	100%
In April 2009, we sold our retail store assets to Schurman. As a result, there was no activity in the Retail Operations segment during the six months ended August 27, 2010. The prior year results included the loss on disposition of the segment of approximately $28 million.

AG Interactive Segment

(Dollars in	Three Months Ended August		%	Six Months Ended August		%
thousands)	27, 2010	28, 2009	Change	27, 2010	28, 2009	Change
Total revenue	$18,260	$18,401	(0.8%)	$36,926	$37,350	(1.1%)
Segment earnings	2,945	1,903	54.8%	5,419	3,699	46.5%
Total revenue of our AG Interactive segment for the three months ended August 27, 2010, excluding the impact of foreign exchange, was $18.3 million compared to $18.4 million in the prior year second quarter. Total revenue of our AG Interactive segment for the six months ended August 27, 2010, excluding the impact of foreign exchange, was $36.9 million compared to $37.4 million in the prior year six months. While revenues were relatively flat in both periods, there has been a shift in the mix of revenue sources. We have experienced lower e-commerce revenues in our digital photography product group and lower subscription revenue in our online product group, which was substantially offset by higher advertising and search revenue. At the end of the second quarter of 2011, AG Interactive had approximately 3.7 million online paid subscriptions versus 3.9 million at the prior year second quarter end.
Segment earnings, excluding the impact of foreign exchange, increased $1.0 million during the quarter ended August 27, 2010 compared to the prior year quarter. Segment earnings, excluding the impact of foreign exchange, increased $1.7 million in the six months ended August 27, 2010. The increase in both the three and six month periods ended August 27, 2010 compared to the prior year periods was primarily driven by a decrease in overhead expenses and technology costs within our digital photography product group.
Liquidity and Capital Resources
The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of August 28, 2009, has been included.
Operating Activities
Operating activities provided $88.5 million of cash during the six months ended August 27, 2010, compared to $84.2 million in the prior year period.
Accounts receivable provided $44.3 million of cash during the six months ended August 27, 2010, compared to using $10.9 million of cash during the prior year period. The cash inflow in the current year was the result of a higher accounts receivable balance at February 28, 2010 as compared to February 28, 2009. As disclosed with our results for the year ended February 28, 2010, the increased balance was partially due to higher sales in the fourth quarter and the timing of collections from certain customers compared to the prior year. These amounts were collected during the six months, bringing the accounts receivable balance back to a level more consistent with prior periods, thus providing a cash inflow for the period. The usage in the six months ended August 28, 2009 was attributable to acquisitions during that period and differences in the timing of cash collections and incentive credits issued to customers.
Inventory used $24.9 million of cash during the six months ended August 27, 2010, compared to $15.7 million in the prior year six months. Historically, the first half of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the fall and winter seasonal holidays. Over the past several years, this use of cash during the first half of the year has gradually declined though improved inventory management and the shrinking of the seasonal gift packaging product line. These trends continued in the current year, with our current inventory at August 27, 2010 totaling approximately $10 million less than the prior year balance. The higher cash usage in the current year compared to the prior year is a result of an inventory balance at February 28, 2010 that had been managed to a significantly lower level than the balance at February 28, 2009.

Other current assets used $2.2 million of cash from February 28, 2010, compared to providing $12.8 million in the prior year six months. The prior year cash generation is attributable to the use of trust assets to fund active medical claim expenses.
Deferred costs — net generally represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 27, 2010, amortization exceeded payments by $27.9 million; in the six months ended August 28, 2009, amortization exceeded payments by $11.9 million. See Note 9 to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.
Accounts payable and other liabilities used $54.6 million of cash during the six months ended August 27, 2010, compared to $20.4 million in the prior year period. The change was primarily attributable to higher variable compensation payments during the current six months compared to the prior year period due to our favorable financial results in fiscal 2010 compared to fiscal 2009.
Investing Activities
Investing activities provided $14.0 million of cash during the six months ended August 27, 2010, compared to using $31.0 million in the prior year period. The source of cash in the current six months was primarily related to $25.2 million received for the sale of certain assets, equipment and processes of the DesignWare party goods product lines in conjunction with the transaction completed in the prior year fourth quarter. This cash was held in escrow at February 28, 2010. In addition, approximately $2 million relates to the sale of the land and buildings associated with the closure of our Mexico facility during the current period. Partially offsetting these sources of cash in the current period were cash payments for capital expenditures of $14.1 million.
The use of cash in the prior year is related to cash payments for business acquisitions as well as capital expenditures of $15.4 million. In the prior year six months, we acquired the Papyrus brand and its related wholesale business division from Schurman. At the same time, we sold the assets of our Retail Operations segment to Schurman and acquired an equity interest in Schurman. Cash paid, net of cash acquired, was $14.0 million. Also in the prior year period, we paid $5.3 million of acquisition costs related to Recycled Paper Greetings, which we acquired in the fourth quarter of 2009. Partially offsetting these uses of cash were proceeds of $3.1 million from the sale of our calendar product lines and $0.7 million from the sale of fixed assets.
Financing Activities
Financing activities used $107.3 million of cash during the current year six months, compared to $70.4 million during the prior year. The current year use of cash relates primarily to the repayment of the term loan in the amount of $99.0 million as well as share repurchases and dividend payments. We paid $13.1 million to repurchase approximately 0.5 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation and we paid cash dividends of $11.1 million. Partially offsetting these uses of cash was our receipt of the exercise price on stock options, which provided $19.0 million of cash during the current year six months.
The prior year use of cash relates primarily to decreases in long-term debt borrowings of $54.8 million as well as share repurchases and dividend payments. During the six months ended August 28, 2009, $5.8 million was paid to repurchase approximately 1.5 million Class A common shares under our repurchase program. In addition, $0.4 million was paid to repurchase approximately 35,000 Class B common shares in accordance with our Amended and Restated Articles of Incorporation. We paid $9.6 million for dividends, which were declared in February 2009 and June 2009.
Credit Sources
Substantial credit sources are available to us. In total, we had available sources of approximately $430 million at August 27, 2010. This included our $350 million senior secured credit facility and our $80 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At August 27, 2010, we had no borrowings outstanding under the accounts receivable securitization facility or the revolving credit facility. In addition, we had, in the aggregate, $45.9 million outstanding under letters of credit issued under our revolving credit facility, which reduces the total credit availability thereunder.
Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section of our Annual Report on Form 10-K for the year ended February 28, 2010 for further information.
On June 11, 2010, we amended and restated our senior secured credit facility by entering into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) among various lending institutions. Pursuant to the terms of the Amended and Restated Credit Agreement, we may continue to borrow, repay and re-borrow up to $350 million under the revolving credit facility, with the ability to increase the size of the facility to up to $400 million, subject to customary conditions. The Amended and Restated Credit Agreement also continues to provide for a $25 million sub-limit for the issuance of swing line loans and a $100 million sub-limit for the issuance of letters of credit.
The obligations under the Amended and Restated Credit Agreement continue to be guaranteed by our material domestic subsidiaries and continue to be secured by substantially all of our personal property and our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our first tier international subsidiaries. The Amended and Restated Credit Agreement, including revolving loans thereunder, will mature on June 11, 2015. In connection with the Amended and Restated Credit Agreement, the term loan under the original credit facility was terminated and we repaid the full $99 million outstanding under the term loan using cash on hand. The proceeds of the borrowings under the Amended and Restated Credit Agreement may be used to provide working capital and for other general corporate purposes.
Revolving loans that are denominated in U.S. dollars will bear interest at either the U.S. base rate or the London Inter-Bank Offer Rate, at our election, plus a margin determined according to our leverage ratio. Swing line loans will bear interest at a quoted rate agreed upon by us and the swing line lender. In addition to interest, we are required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate is initially 0.50% per annum and is subject to adjustment thereafter based on our leverage ratio.
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
We are also party to an amended and restated receivables purchase agreement. The agreement has available financing of up to $80 million. The maturity date of the agreement is September 21, 2012, however, the agreement will terminate upon termination of the liquidity commitments obtained by the purchaser groups from third party liquidity providers. Such commitments may be made available to the purchaser groups for 364-day periods only (initial 364-day period began on September 23, 2009), and there can be no assurances that the third party liquidity providers will renew or extend their commitments under the receivables purchase agreement. If that is the case, the receivables purchase agreement will terminate and we will not receive the benefit of the entire three-year term of the agreement. On September 22, 2010, the liquidity commitments were renewed for an additional 364-day period.
Throughout fiscal 2011, we will continue to consider all options for capital deployment including growth options, capital expenditures, the opportunity to repurchase our own shares, reducing debt or, as appropriate, preserving cash. Consistent with this ongoing objective, as announced in January 2009, our Board of Directors has authorized the repurchase of up to $75 million of Class A common shares ($46.6 million remaining at August 27, 2010), that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. We also may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise, including strategically repurchasing our 7.375% senior unsecured notes due in 2016. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Over the next five to seven years we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Because we are in the early stages of this project, currently we cannot reasonably estimate amounts that we will spend on this project, but amounts could be material in a given fiscal year and over the life of the project. In addition, as described in Notes 1 and 5 to the Consolidated Financial Statements included in Part I of this report, in connection with our sale of certain of the assets of our Retail Operations segment to Schurman, we remain subject to a number of Schurman’s retail store leases on a contingent basis through our subleases, and have provided Schurman credit support, including $24 million of guarantees of amounts that may from time to time be owed by Schurman to the lenders under its senior revolving credit facility. As a result, we may decide to provide Schurman with additional financial support, either through credit arrangements, operational support or otherwise. The form and amount of any such support are not presently determinable, however, such amounts could be material.
Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.
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
Factors That May Affect Future Results
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:
•	a weak retail environment and general economic conditions;

•	the ability to achieve both the desired benefits from the party goods transaction as well as ensuring a seamless transition for affected retail customers and consumers;

•	our successful transition of the Retail Operations segment to its buyer, Schurman, and Schurman’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	our ability to successfully integrate both Recycled Paper Greetings and Papyrus;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	competitive terms of sale offered to customers;

•	our ability to successfully implement, or achieve the desired benefits associated with, the information systems refresh projects;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	the timing and impact of converting customers to a scan-based trading model;

•	escalation in the cost of providing employee health care;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	the ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For further information, refer to our Annual Report on Form 10-K for the fiscal year ended February 28, 2010. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2010, the end of our preceding fiscal year, to August 27, 2010, the end of our most recent fiscal quarter.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Electrical Workers Pension Fund, Local 103, I.B.E.W. Litigation. As previously disclosed, on March 20, 2009, a shareholder derivative complaint was filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the Electrical Workers Pension Fund, Local 103, I.B.E.W., against certain of our current and former officers and directors (the “Individual Defendants”) and names American Greetings Corporation as a nominal defendant. The suit alleges that the Individual Defendants breached their fiduciary duties to American Greetings Corporation by, among other things, backdating stock options granted to our officers and directors, accepting backdated options and causing American Greetings Corporation to file false and misleading financial statements. The suit seeks an unspecified amount of damages from the Individual Defendants and modifications to our corporate governance policies. On April 16, 2009, the Individual Defendants removed the matter to the United States District Court for the Northern District of Ohio, Eastern Division. On February 17, 2010, the case was remanded to state court. The defendants then moved to transfer the matter to the commercial docket, but their motion and subsequent appeal were denied. On April 2, 2010, the defendants filed a writ of mandamus to the Supreme Court of Ohio, seeking to have the matter heard by the commercial docket. On June 23, 2010, the Ohio Supreme Court granted the defendants an “alternative writ,” which stays the underlying proceedings until a final determination by the Supreme Court is made. Management continues to believe the allegations made in the complaint are without merit and continues to vigorously defend this action. We currently do not believe that the impact of this lawsuit, if any, will have a material adverse effect on our financial position, liquidity or results of operations. We currently believe that any liability will be covered by insurance coverage available with financially viable insurance companies, subject to self-insurance retentions and customary exclusions, conditions, coverage gaps, and policy limits, as well as insurer solvency.
Cookie Jar/MoonScoop Litigation. As previously disclosed, on May 6, 2009, American Greetings Corporation and its subsidiary, Those Characters From Cleveland, Inc. (“TCFC”), filed an action in the Court of Common Pleas of Cuyahoga County (Ohio) against Cookie Jar Entertainment Inc. (“Cookie Jar”) and its affiliates, Cookie Jar Entertainment (USA) Inc. (formerly known as DIC Entertainment Corporation) (“DIC”), and Cookie Jar Entertainment Holdings (USA) Inc. (formerly known as DIC Entertainment Holdings, Inc.) relating to the July 20, 2008 Binding Letter Agreement between American Greetings Corporation and Cookie Jar (the “July 20, 2008 Binding Letter Agreement”) for the sale of the Strawberry Shortcake and Care Bears properties (the “Properties”). On May 7, 2009, Cookie Jar removed the case to the United States District Court for the Northern District of Ohio. Simultaneously, Cookie Jar filed an action against American Greetings Corporation, TCFC, Mike Young Productions, LLC (“Mike Young Productions”) and MoonScoop SAS (“MoonScoop”) in the Supreme Court of the State of New York, County of New York. Mike Young Productions and MoonScoop were named as defendants in the action in connection with the binding term sheet between American Greetings Corporation and MoonScoop dated March 24, 2009 (the “MoonScoop Binding Agreement”), providing for the sale to MoonScoop of the Properties.
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
On August 11, 2009, MoonScoop filed an action against American Greetings Corporation and TCFC in the United States District Court for the Northern District of Ohio, alleging breach of contract and promissory estoppel relating to the MoonScoop Binding Agreement. On MoonScoop’s request, the court agreed to consolidate this lawsuit with the Ohio lawsuit (described above) for all pretrial purposes. The parties filed motions for summary judgment on various claims. On April 27, 2010, the court granted American Greetings Corporation’s motion for summary judgment on MoonScoop’s breach of contract and promissory estoppel claims, dismissing these claims with prejudice. On the same day, the court also ruled that American Greetings Corporation must indemnify MoonScoop against Cookie Jar’s claims in this lawsuit. On May 21, 2010, MoonScoop appealed the court’s summary judgment ruling. On June 4, 2010, American Greetings Corporation and TCFC appealed the court’s ruling that they must indemnify MoonScoop against the cross claims asserted against it. We believe that MoonScoop’s allegations in its lawsuit against American Greetings Corporation and TCFC are without merit and intend to continue to defend the action vigorously. We currently do not believe that the impact of MoonScoop’s lawsuit against American Greetings Corporation and TCFC, if any, will have a material adverse effect on our financial position, liquidity or results of operations.
In addition to the foregoing, we are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the other litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended August 27, 2010.

						Maximum Number of
						Shares (or
					Total Number of	Approximate Dollar
				Average	Shares Purchased as	Value) that May Yet Be
	Total Number of Shares			Price Paid	Part of Publicly	Purchased Under the
Period	Repurchased			per Share	Announced Plans	Plans
June 2010	Class A —	—	(1)	—	—	$46,578,874
	Class B —	—	(2)	—	—
July 2010	Class A —	—	(1)	—	—	$46,578,874
	Class B —	9	(2)	$18.76	—
August 2010	Class A —	—	(1)	—	—	$46,578,874
	Class B —	3,812	(2)	$19.23	—
Total	Class A —	—	(1)		—
	Class B —	3,821	(2)		—

(1)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program. No repurchases were made in the current quarter under this program.

(2)	There is no public market for the Class B common shares of the Corporation. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of American Greetings Corporation for the quarter ended August 27, 2010, filed on October 6, 2010, formatted in (Extensible Business Reporting Language) XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Financial Position, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to the Consolidated Financial Statements tagged as blocks of text.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION
By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President, Corporate Controller, and Chief Accounting Officer *

October 6, 2010

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)