Form 10-Q
period 2010-11-26
AMERICAN GREETINGS CORP
filed 2011-01-05
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of December 31, 2010, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	37,237,576
Class B Common	2,905,076

AMERICAN GREETINGS CORPORATION
INDEX

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

SIGNATURES	31

EXHIBITS
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
	2010	2009	2010	2009
Net sales	$421,990	$431,512	$1,147,434	$1,189,428
Other revenue	8,148	8,654	21,831	20,010

Total revenue	430,138	440,166	1,169,265	1,209,438

Material, labor and other production costs	199,177	204,997	502,903	525,414
Selling, distribution and marketing expenses	117,314	124,167	347,183	373,915
Administrative and general expenses	58,725	69,233	186,950	180,867
Other operating (income) expense — net	(1,048)	(575)	(2,578)	25,801

Operating income	55,970	42,344	134,807	103,441

Interest expense	6,221	6,331	19,141	19,989
Interest income	(176)	(299)	(586)	(1,564)
Other non-operating income — net	(1,618)	(1,827)	(3,321)	(4,160)

Income before income tax expense	51,543	38,139	119,573	89,176

Income tax expense	19,380	8,444	48,039	26,398

Net income	$32,163	$29,695	$71,534	$62,778

Earnings per share — basic	$0.80	$0.75	$1.79	$1.59

Earnings per share — assuming dilution	$0.78	$0.75	$1.75	$1.59

Average number of shares outstanding	40,071,916	39,391,399	39,912,378	39,469,293

Average number of shares outstanding — assuming dilution	40,985,909	39,755,233	40,911,964	39,495,247

Dividends declared per share	$0.14	$0.12	$0.42	$0.24
See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	November 26,	February 28,	November 27,
	2010	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$93,899	$137,949	$50,563
Trade accounts receivable, net	206,286	135,758	208,964
Inventories	181,511	163,956	168,103
Deferred and refundable income taxes	70,847	78,433	59,791
Assets held for sale	12,325	13,280	21,931
Prepaid expenses and other	127,598	148,048	151,842

Total current assets	692,466	677,424	661,194

Goodwill	31,686	31,106	38,177
Other assets	403,815	428,160	349,284
Deferred and refundable income taxes	146,767	148,210	173,847

Property, plant and equipment — at cost	851,636	840,696	860,670
Less accumulated depreciation	614,894	595,945	602,863

Property, plant and equipment — net	236,742	244,751	257,807

	$1,511,476	$1,529,651	$1,480,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$—	$1,000	$1,000
Accounts payable	97,899	95,434	86,835
Accrued liabilities	80,744	79,478	91,469
Accrued compensation and benefits	59,128	85,092	74,770
Income taxes payable	39,593	13,901	10,479
Other current liabilities	86,419	97,138	87,221

Total current liabilities	363,783	372,043	351,774

Long-term debt	232,078	328,723	355,974
Other liabilities	173,017	164,642	129,517
Deferred income taxes and noncurrent income taxes payable	32,824	28,179	31,633

Shareholders’ equity
Common shares — Class A	37,199	36,257	36,111
Common shares — Class B	2,905	3,223	3,232
Capital in excess of par value	486,399	461,076	456,478
Treasury stock	(952,183)	(946,724)	(946,569)
Accumulated other comprehensive loss	(27,114)	(29,815)	(35,824)
Retained earnings	1,162,568	1,112,047	1,097,983

Total shareholders’ equity	709,774	636,064	611,411

	$1,511,476	$1,529,651	$1,480,309

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 26,	November 27,
	2010	2009
OPERATING ACTIVITIES:
Net income	$71,534	$62,778
Adjustments to reconcile net income to cash flows from operating activities:
Net (gain) loss on dispositions	(254)	27,671
Net (gain) loss on disposal of fixed assets	(1,599)	163
Depreciation and intangible assets amortization	30,336	34,121
Deferred income taxes	3,957	20,133
Other non-cash charges	12,351	7,096
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(71,336)	(124,205)
Inventories	(16,461)	16,651
Other current assets	(694)	16,927
Income taxes	36,187	17,711
Deferred costs — net	19,365	1,904
Accounts payable and other liabilities	(31,541)	(10,636)
Other — net	5,896	3,886

Total Cash Flows From Operating Activities	57,741	74,200

INVESTING ACTIVITIES:
Property, plant and equipment additions	(19,660)	(21,368)
Cash payments for business acquisitions, net of cash acquired	—	(19,300)
Proceeds from sale of fixed assets	3,835	886
Proceeds from escrow related to party goods transaction	25,151	—
Other — net	—	4,713

Total Cash Flows From Investing Activities	9,326	(35,069)

FINANCING ACTIVITIES:
Net decrease in long-term debt	(98,250)	(34,600)
Net decrease in short-term debt	(1,000)	—
Sale of stock under benefit plans	19,831	3,683
Purchase of treasury shares	(13,439)	(11,826)
Dividends to shareholders	(16,737)	(14,327)
Debt issuance costs	(3,178)	—

Total Cash Flows From Financing Activities	(112,773)	(57,070)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,656	8,286

DECREASE IN CASH AND CASH EQUIVALENTS	(44,050)	(9,653)

Cash and Cash Equivalents at Beginning of Year	137,949	60,216

Cash and Cash Equivalents at End of Period	$93,899	$50,563

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended November 26, 2010 and November 27, 2009
Note 1 — Basis of Presentation
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
The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in Accounting Standards Codification (“ASC”) topic 810, (“ASC 810”) “Consolidation.” Schurman owns and operates approximately 430 specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, that third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct these activities. As such, Schurman is not consolidated into the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman includes:
▪	the investment in the equity of Schurman of $1.9 million;

▪	the limited guarantee of Schurman’s indebtedness of $12 million and the limited bridge guarantee of Schurman’s indebtedness of $12 million, see Note 10 for further information;

▪	normal course of business trade accounts receivable due from Schurman, the balance of which fluctuates throughout the year due to the seasonal nature of the business;

▪	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $40.3 million and $50.9 million as of November 26, 2010 and February 28, 2010, respectively.
The Corporation has also made available to Schurman a $10 million subordinated financing arrangement; however, so long as the Corporation’s Bridge Guarantee described in Note 10 exceeds $10 million, Schurman cannot borrow under this arrangement. If the Bridge Guarantee is less than $10 million, the availability under the subordinated financing arrangement is limited to the difference between $10 million and the maximum amount of the Bridge Guarantee. Because the Bridge Guarantee remains at $12 million, there were no loans outstanding, or available, as of November 26, 2010.

In addition to the investment in the equity of Schurman, the Corporation holds an investment in a privately held company in the form of common stock warrants. These two investments, totaling approximately $18.2 million, are accounted for under the cost method. The Corporation is not aware of any events or changes in circumstances that had occurred during the nine months ended November 26, 2010 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of these investments.
Note 2 — Seasonal Nature of Business
A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.
Note 3 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17 (“ASU 2009-17”), (Consolidations Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 requires an ongoing reassessment of determining whether a variable interest entity gives a company a controlling financial interest in a VIE. It also requires an entity to qualitatively, rather than quantitatively, determine whether a company is the primary beneficiary of a VIE previously required by FASB guidance. Under the new standard, the primary beneficiary of a VIE is a party that has the controlling financial interest in the VIE and has both the power to direct the activities that most significantly impact the VIE’s economic success and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. The Corporation adopted ASU 2009-17 as of March 1, 2010. The Corporation’s adoption of this standard did not have a material effect on its financial statements. See Note 1 for further information.
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
Note 4 — Other Income and Expense

	Three Months Ended		Nine Months Ended
	November	November	November	November
(In thousands)	26, 2010	27, 2009	26, 2010	27, 2009
Loss on disposition of retail stores	$—	$—	$—	$28,333
Loss (gain) on disposition of calendar product lines	—	90	—	(547)
Gain on disposition of candy product lines	—	(115)	—	(115)
Miscellaneous	(1,048)	(550)	(2,578)	(1,870)

Other operating (income) expense — net	$(1,048)	$(575)	$(2,578)	$25,801

In April 2009, the Corporation sold the rights, title and interest in certain of the assets of its retail store operations to Schurman, and recognized a loss on disposition of $28.3 million. In July 2009, the Corporation sold its calendar product lines and recorded a gain of $0.5 million. In October 2009, the Corporation sold its candy product lines and recorded a gain of $0.1 million. Proceeds received from the sales of the calendar and candy product lines of $3.1 million and $1.6 million, respectively, were included in “Other — net” investing activities on the Consolidated Statement of Cash Flows.

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
(In thousands)	2010	2009	2010	2009
Foreign exchange gain	$(908)	$(1,485)	$(520)	$(2,690)
Rental income	(235)	(207)	(996)	(955)
(Gain) loss on asset disposal	(331)	154	(1,599)	163
Miscellaneous	(144)	(289)	(206)	(678)

Other non-operating income — net	$(1,618)	$(1,827)	$(3,321)	$(4,160)

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
“Miscellaneous” includes, among other things, income/loss from equity securities.
Note 5 — Earnings Per Share
The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
	2010	2009	2010	2009
Numerator (in thousands):
Net income	$32,163	$29,695	$71,534	$62,778

Denominator (in thousands):
Weighted average shares outstanding	40,072	39,391	39,912	39,469
Effect of dilutive securities:
Stock options and other	914	364	1,000	26

Weighted average shares outstanding — assuming dilution	40,986	39,755	40,912	39,495

Earnings per share	$0.80	$0.75	$1.79	$1.59

Earnings per share — assuming dilution	$0.78	$0.75	$1.75	$1.59

Approximately 4.0 million and 3.2 million stock options outstanding in the three and nine month periods ended November 26, 2010, respectively, were excluded from the computation of earnings per share—assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods (4.1 million and 6.1 million stock options outstanding in the three and nine month periods ended November 27, 2009, respectively).
The Corporation issued approximately 0.1 million Class A common shares upon exercise of employee stock options during the three months ended November 26, 2010. The Corporation issued approximately 0.9 million and 0.2 million Class A and Class B common shares, respectively, upon exercise of employee stock options during the nine months ended November 26, 2010. The Corporation issued approximately 0.2 million Class A common shares upon exercise of employee stock options during the three and nine month periods ended November 27, 2009. There were an insignificant number of Class B common shares issued upon exercise of employee stock options during the prior year three months and nine months ended November 27, 2009.

Note 6 — Comprehensive Income
The Corporation’s total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
(In thousands)	2010	2009	2010	2009
Net income	$32,163	$29,695	$71,534	$62,778

Other comprehensive income (loss):
Foreign currency translation adjustments	4,523	5,279	5,607	33,439
Pension and postretirement benefit adjustments, net of tax	(823)	(541)	(2,907)	(1,987)
Unrealized gain on securities, net of tax	1	—	1	2

Total comprehensive income	$35,864	$34,433	$74,235	$94,232

Note 7 — Trade Allowances and Discounts
Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 26, 2010	February 28, 2010	November 27, 2009
Allowance for seasonal sales returns	$47,252	$36,443	$51,845
Allowance for outdated products	10,349	10,438	13,969
Allowance for doubtful accounts	4,379	2,963	3,690
Allowance for cooperative advertising and marketing funds	26,425	24,061	26,777
Allowance for rebates	26,920	29,338	33,434

	$115,325	$103,243	$129,715

Certain trade allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $12.8 million, $15.3 million and $15.6 million as of November 26, 2010, February 28, 2010 and November 27, 2009, respectively.
Note 8 — Inventories

(In thousands)	November 26, 2010	February 28, 2010	November 27, 2009
Raw materials	$16,885	$18,609	$17,181
Work in process	7,842	6,622	7,403
Finished products	215,361	194,283	204,422

	240,088	219,514	229,006
Less LIFO reserve	75,818	75,491	79,506

	164,270	144,023	149,500
Display materials and factory supplies	17,241	19,933	18,603

	$181,511	$163,956	$168,103

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $48.7 million, $37.5 million and $48.1 million as of November 26, 2010, February 28, 2010 and November 27, 2009, respectively.
Note 9 — Deferred Costs
Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	November 26, 2010	February 28, 2010	November 27, 2009
Prepaid expenses and other	$89,250	$82,914	$112,154
Other assets	284,908	310,555	245,578

Deferred cost assets	374,158	393,469	357,732

Other current liabilities	(54,048)	(53,701)	(50,252)
Other liabilities	(50,900)	(51,803)	(1,800)

Deferred cost liabilities	(104,948)	(105,504)	(52,052)

Net deferred costs	$269,210	$287,965	$305,680

The Corporation maintains an allowance for deferred costs related to supply agreements of $11.1 million, $12.4 million and $16.3 million at November 26, 2010, February 28, 2010 and November 27, 2009, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.
Note 10 — Debt
The Corporation was party to an amended and restated $450 million secured credit agreement (the “Original Credit Agreement”). The Original Credit Agreement included a $350 million revolving credit facility and a $100 million delay draw term loan, which the Corporation drew down in 2009 to provide it with greater financial flexibility and to enhance liquidity for the long-term.
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
The Corporation is also party to an amended and restated receivables purchase agreement that has available financing of up to $80 million. The amended and restated receivables purchase agreement has a maturity date of September 21, 2012, however, the agreement will terminate upon termination of the liquidity commitments obtained by the purchaser groups from third party liquidity providers. Such commitments may be made available to the purchaser groups for 364-day periods only (initial 364-day period began on September 23, 2009), and there can be no assurances that the third party liquidity providers will renew or extend their commitments under the receivables purchase agreement. If that is the case, the receivables purchase agreement will terminate and the Corporation will not receive the benefit of the entire three-year term of the agreement. On September 22, 2010, the liquidity commitments were renewed for an additional 364-day period.
There was no debt due within one year as of November 26, 2010. Debt due within one year as of February 28, 2010 and November 27, 2009 was $1.0 million.
Long-term debt and their related calendar year due dates, net of unamortized discounts which totaled $22.8 million and $24.9 million as of November 26, 2010 and November 27, 2009, respectively, were as follows:

(In thousands)	November 26, 2010	February 28, 2010	November 27, 2009
7.375% senior notes, due 2016	$212,832	$212,184	$211,982
7.375% notes, due 2016	19,065	18,103	17,802
Term loan facility	—	98,250	98,500
Revolving credit facility, due 2015	—	—	27,500
6.10% senior notes, due 2028	181	181	181
Other	—	5	9

	$232,078	$328,723	$355,974

The total fair value of the Corporation’s publicly traded debt, which includes the 7.375% senior notes, 7.375% notes and 6.10% senior notes, based on quoted market prices, was $237.4 million (at a carrying value of $232.1 million), $224.7 million (at a carrying value of $230.5 million) and $220.8 million (at a carrying value of $230.0 million) at November 26, 2010, February 28, 2010 and November 27, 2009, respectively.
As of November 26, 2010, there were no balances outstanding under the Corporation’s revolving credit facility or receivables purchase agreement, neither of which is publicly traded debt. The total fair value of the Corporation’s non-publicly traded debt, based on comparable privately traded debt prices, was $99.3 million (at a carrying value of $99.3 million) at February 28, 2010.
In addition, the Corporation had, in the aggregate, $45.9 million outstanding under letters of credit, which reduces the total credit availability for the Corporation.
At November 26, 2010, the Corporation was in compliance with the financial covenants under its borrowing agreements.
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

Pursuant to the terms of the Liquidity Guarantee, the Corporation has guaranteed the repayment of up to $12 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guarantee is required to be backed by a letter of credit for the term of the Liquidity Guarantee, which is currently anticipated to end in January 2014. Pursuant to the terms of the Bridge Guarantee, the Corporation has guaranteed the repayment of up to $12 million of Schurman’s borrowings under the Senior Credit Facility until Schurman is able to include the inventory and other assets of the acquired retail stores in its borrowing base. The Bridge Guarantee is required to be backed by a letter of credit. The letters of credit required to back both guarantees are included within the $45.9 million outstanding letters of credit mentioned above. The Bridge Guarantee is scheduled to expire in January 2014; however, upon the Corporation’s request, the Bridge Guarantee may be reduced as Schurman is able to include such inventory and other assets in its borrowing base. The Corporation does not currently anticipate requesting such reduction. The Corporation’s obligations under the Liquidity Guarantee and the Bridge Guarantee generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of November 26, 2010 requiring the use of the guarantees.
Note 11 — Retirement Benefits
The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
(In thousands)	2010	2009	2010	2009
Service cost	$214	$193	$715	$576
Interest cost	2,216	2,304	6,634	6,872
Expected return on plan assets	(1,660)	(1,416)	(4,973)	(4,216)
Amortization of prior service cost	50	67	138	200
Amortization of actuarial loss	529	487	1,579	1,454

	$1,349	$1,635	$4,093	$4,886

	Postretirement Benefit
	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
(In thousands)	2010	2009	2010	2009
Service cost	$575	$593	$1,725	$1,778
Interest cost	1,550	1,840	4,650	5,520
Expected return on plan assets	(1,125)	(1,028)	(3,375)	(3,083)
Amortization of prior service credit	(1,850)	(1,855)	(5,550)	(5,565)
Amortization of actuarial loss	250	598	750	1,793

	$(600)	$148	$(1,800)	$443

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the nine months ended November 26, 2010 was $7.4 million, compared to $6.9 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and nine month periods ended November 26, 2010 were $1.0 million and $3.1 million ($1.2 million and $3.3 million for the three and nine month periods ended November 27, 2009), respectively. The profit-sharing plan and 401(k) matching expenses for the nine month periods are estimates as actual contributions are determined after fiscal year-end.
At November 26, 2010, February 28, 2010 and November 27, 2009, the liability for postretirement benefits other than pensions was $51.3 million, $44.0 million and $62.4 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At November 26, 2010, February 28, 2010 and November 27,

2009, the long-term liability for pension benefits was $59.3 million, $58.6 million and $53.5 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.
Note 12 — Fair Value Measurements
The following table presents information about those assets and liabilities measured at fair value as of the measurement date, November 26, 2010, and the basis for that measurement, by level within the fair value hierarchy:

		Quoted	Quoted
		prices in	prices in
		active	active
		markets for	markets for
	Balance as	identical	similar	Significant
	of	assets and	assets and	unobservable
	November	liabilities	liabilities	inputs
	26, 2010	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$4,261	$4,261	$—	$—
Deferred compensation plan assets (1)	6,382	6,382	—	—

Total	$10,643	$10,643	$—	$—

Assets measured on a non-recurring basis:
Assets held for sale	$5,557	$—	$5,557	$—

Total	$5,557	$—	$5,557	$—

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.
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
Note 13 — Income Taxes
The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 37.6% and 40.2% for the three and nine months ended November 26, 2010, respectively, and 22.1% and 29.6% for the three and nine months ended November 27, 2009, respectively. The higher than statutory rate for the nine months ended November 26, 2010 is due primarily to the impact of unfavorable settlements of audits in foreign jurisdictions, the release of insurance reserves that generated taxable income and the recognition of the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage due to the recently enacted U.S. Patient Protection and Affordable Care Act.
At November 26, 2010, the Corporation had unrecognized tax benefits of $44.6 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $34.1 million. During the third quarter of 2011, the Corporation’s unrecognized tax benefits decreased approximately $2.5 million due primarily to cash payments for the settlement of foreign audits. It is reasonably possible that the Corporation’s unrecognized tax benefits could decrease by approximately $9.6 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1999, which are currently under examination.
The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. As of November 26, 2010, the Corporation recognized net expense of $0.6 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of November 26, 2010, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes, was a net payable of $0.2 million.
The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2005 to the present.
Note 14 — Business Segment Information

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
(In thousands)	2010	2009	2010	2009
Total Revenue:
North American Social Expression Products	$312,773	$329,869	$865,664	$920,568
Intersegment items	—	—	—	(5,104)
Exchange rate adjustment	4,748	2,761	12,324	5,174

Net	317,521	332,630	877,988	920,638

International Social Expression Products	77,601	73,972	190,364	184,613
Exchange rate adjustment	2,502	2,736	2,048	1,597

Net	80,103	76,708	192,412	186,210

Retail Operations	—	—	—	11,727
Exchange rate adjustment	—	—	—	112

Net	—	—	—	11,839

AG Interactive	19,234	19,393	56,160	56,743
Exchange rate adjustment	(1)	84	(206)	76

Net	19,233	19,477	55,954	56,819

Non-reportable segments	13,281	11,185	42,911	33,546

Unallocated	—	166	—	386

	$430,138	$440,166	$1,169,265	$1,209,438

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
(In thousands)	2010	2009	2010	2009
Segment Earnings (Loss):
North American Social Expression Products	$54,277	$46,675	$155,997	$167,441
Intersegment items	—	—	—	(3,511)
Exchange rate adjustment	2,218	1,246	5,661	2,318

Net	56,495	47,921	161,658	166,248

International Social Expression Products	10,001	9,404	14,196	12,227
Exchange rate adjustment	(19)	154	(55)	(15)

Net	9,982	9,558	14,141	12,212

Retail Operations	—	—	—	(34,830)
Exchange rate adjustment	—	—	—	(285)

Net	—	—	—	(35,115)

AG Interactive	5,134	1,510	10,553	5,209
Exchange rate adjustment	1	61	(160)	7

Net	5,135	1,571	10,393	5,216

Non-reportable segments	1,438	1,634	6,907	1,872

Unallocated	(21,761)	(22,507)	(73,924)	(61,550)
Exchange rate adjustment	254	(38)	398	293

Net	(21,507)	(22,545)	(73,526)	(61,257)

	$51,543	$38,139	$119,573	$89,176

Termination Benefits
Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.
During the nine months ended November 26, 2010, the Corporation recorded severance expense of approximately $3 million. Approximately $2 million of the expense is included in the North American Social Expression Products segment and the remaining $1 million is included in the AG Interactive segment.
The balance of the severance accrual was $6.2 million, $14.0 million and $10.5 million at November 26, 2010, February 28, 2010 and November 27, 2009, respectively, and is included in “Accrued liabilities” on the Consolidated Statement of Financial Position.
Deferred Revenue
Deferred revenue, included in “Other current liabilities” on the Consolidated Statement of Financial Position, totaled $31.4 million, $40.2 million and $33.9 million at November 26, 2010, February 28, 2010 and November 27, 2009, respectively. The amounts relate primarily to subscription revenue in the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.
Note 15 — Subsequent Event
On December 2, 2010, the Corporation received a cash distribution of approximately $7 million related to its investment in the warrants of AAH Holdings Corporation.

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
Overview
For the third quarter ended November 26, 2010, total revenue decreased approximately $10 million, or 2%, compared to the prior year period. Approximately 85% of the revenue decline was driven by lower sales of party goods, which, as expected, was the result of the party goods transaction completed in the prior year fourth quarter. The remaining 15% of the revenue decline was primarily the net impact of lower sales from gift packaging and other non-card products in the North American Social Expression Products segment, substantially offset by increased sales in the International Social Expression Products segment and higher sales in the fixtures business. The revenue improvement in our International Social Expression Products segment was primarily the result of higher sales of holiday boxed cards and products we distribute on behalf of third parties. Revenues in our AG Interactive segment and licensing business were virtually flat compared to the prior year quarter.
Operating income increased approximately $14 million, compared to the prior year. The prior year quarter included a charge of approximately $6 million associated with the shutdown of our distribution facility in Mexico and approximately $12 million of incremental variable compensation expense related to the then anticipated achievement at above target levels under our Key Management Annual Incentive Plan and our performance share award program. Compared to prior year, the current year included the unfavorable impact of lower revenues and higher product content costs, partially offset by lower field sales and distribution costs associated with the integration of our acquisitions of Recycled Paper Greetings (“RPG”) and the Papyrus trademark and wholesale division of Schurman Fine Papers (“Schurman”), and lower shipment volume.
Over the past several years, many consumers have been gradually shifting to value shopping resulting in a shift to a higher mix of value line cards, which lowers the average selling price of our greeting cards. We have experienced this lower average selling price trend within both the mass merchandiser and dollar store channels of distribution. We believe that this trend to a higher mix of value line cards will accelerate due to certain changes to agreements with existing retail customers in the value channel that are occurring during our fourth quarter. While we anticipate these changes will cause continued downward pressure on average selling price, we also believe that they will result in expanded distribution, card unit growth and incremental revenue gains during the coming years. We expect to incur some incremental costs associated with this expanded distribution, including upfront costs (a portion of which will be incurred in the fourth quarter) prior to any incremental revenue generated. Such costs will include, but are not limited to, fixture costs, field sales expenses and retailer allowances, as well as costs associated with implementing a new scan-based trading arrangement in one of these retailers. In total, we estimate that the foregoing factors may impact operating income during our fourth quarter ending February 28, 2011 by approximately $7 million to $11 million.

Results of Operations
Three months ended November 26, 2010 and November 27, 2009
Net income was $32.2 million, or $0.78 per share, in the third quarter compared to net income of $29.7 million, or $0.75 per share, in the prior year third quarter (all per-share amounts assume dilution).
Our results for the three months ended November 26, 2010 and November 27, 2009 are summarized below:

		% Total		% Total
(Dollars in thousands)	2010	Revenue	2009	Revenue
Net sales	$421,990	98.1%	$431,512	98.0%
Other revenue	8,148	1.9%	8,654	2.0%

Total revenue	430,138	100.0%	440,166	100.0%

Material, labor and other production costs	199,177	46.3%	204,997	46.6%
Selling, distribution and marketing expenses	117,314	27.3%	124,167	28.2%
Administrative and general expenses	58,725	13.6%	69,233	15.7%
Other operating income — net	(1,048)	(0.2%)	(575)	(0.1%)

Operating income	55,970	13.0%	42,344	9.6%

Interest expense	6,221	1.4%	6,331	1.4%
Interest income	(176)	(0.0%)	(299)	(0.1%)
Other non-operating income — net	(1,618)	(0.4%)	(1,827)	(0.4%)

Income before income tax expense	51,543	12.0%	38,139	8.7%
Income tax expense	19,380	4.5%	8,444	1.9%

Net income	$32,163	7.5%	$29,695	6.8%

For the three months ended November 26, 2010, consolidated net sales were $422.0 million, down from $431.5 million in the prior year third quarter. This 2.2%, or approximately $10 million, decrease was primarily the result of lower sales in our North American Social Expression Products segment of approximately $17 million. This decrease was partially offset by increases in our International Social Expression Products segment of approximately $4 million and in our fixtures business, included in non-reportable segments, of approximately $2 million.
The decline in net sales of approximately $17 million in our North American Social Expression Products segment is attributable to lower sales of party goods of approximately $9 million due to the transaction completed in the prior year fourth quarter in which we sold certain assets, equipment and processes of the DesignWare party goods product lines, and decreased sales of gift packaging and other non-card products of approximately $10 million. Partially offsetting these decreases was an improvement in seasonal card net sales of approximately $2 million.
During the three months ended November 26, 2010, sales in our International Social Expression Products segment increased approximately $4 million. This improvement was primarily driven by an increase in boxed cards associated with our Christmas program and sales of products we distribute on behalf of third parties.
Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $0.6 million from $8.7 million during the three months ended November 27, 2009 to $8.1 million for the three months ended November 26, 2010.

Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the three months ended November 26, 2010 and November 27, 2009 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2010	2009	2010	2009	2010	2009
Unit volume	0.4%	5.6%	(5.2%)	(5.0%)	(1.0%)	2.8%
Selling prices	(0.6%)	(0.9%)	6.8%	1.8%	1.2%	(0.2%)
Overall increase / (decrease)	(0.2%)	4.6%	1.2%	(3.3%)	0.2%	2.6%
During the third quarter, combined everyday and seasonal greeting card sales less returns improved 0.2% compared to the prior year quarter, including a 1.2% increase in selling prices which more than offset a 1.0% decline in unit volume. The overall increase was driven by our North American Social Expression Products segment, where improvements in seasonal card sales less returns more than offset decreases of everyday card sales less returns.
Everyday card sales less returns for the three months ended November 26, 2010 were down 0.2% compared to the prior year quarter, with increases in unit volume of 0.4% partially offsetting decreases in selling prices of 0.6%. The decrease in selling prices is primarily the result of the continued shift towards our value line cards, a trend that is likely to continue.
Seasonal card sales less returns improved 1.2% during the third quarter including 6.8% selling price improvement partially offset by a 5.2% decline in unit volume. The decrease in unit volume during the current year quarter was primarily driven by our Fall and Christmas programs.
Expense Overview
Material, labor and other production costs (“MLOPC”) for the three months ended November 26, 2010 were $199.2 million, approximately $6 million less than the prior year three months. As a percentage of total revenue, these costs were 46.3% in the current period compared to 46.6% for the three months ended November 27, 2009. Approximately $6 million of the decrease was attributable to cost savings as a result of the wind down of our Mexican operations during the third quarter of the prior year. Favorable volume variances, primarily driven by the party goods transaction in the prior year fourth quarter, were offset by increased product content costs.
Selling, distribution and marketing (“SDM”) expenses for the three months ended November 26, 2010 were $117.3 million, decreasing approximately $7 million from $124.2 million during the prior year three months. Approximately $2 million of the decrease was attributable to the elimination of costs as a result of the wind down of our Mexican operations during the third quarter of the prior year. Supply chain costs decreased approximately $5 million due to Papyrus Recycled Greetings (“PRG”) integration savings and a reduction in units shipped, specifically field sales and service operations, and distribution costs.
Administrative and general expenses were $58.7 million for the three months ended November 26, 2010, compared to $69.2 million for the prior year three months. The decrease of approximately $11 million is primarily the result of reduced variable compensation expense, including bonus and profit-sharing expense of approximately $10 million. The prior year included additional variable compensation expense as it was probable, based on the operating results as of November 27, 2009, that we were going to exceed previously established compensation targets. This situation did not occur in the current year three months.
The effective tax rate was 37.6% and 22.1% for the three months ended November 26, 2010 and November 27, 2009, respectively. The lower than statutory effective tax rate in the prior year third quarter was primarily a result of favorable impacts of the wind down of our Mexican operations and settlements with taxing authorities in foreign jurisdictions.

Results of Operations
Nine months ended November 26, 2010 and November 27, 2009
Net income was $71.5 million, or $1.75 per share, in the nine months ended November 26, 2010 compared to net income of $62.8 million, or $1.59 per share, in the prior year nine months.
Our results for the nine months ended November 26, 2010 and November 27, 2009 are summarized below:

		% Total		% Total
(Dollars in thousands)	2010	Revenue	2009	Revenue
Net sales	$1,147,434	98.1%	$1,189,428	98.3%
Other revenue	21,831	1.9%	20,010	1.7%

Total revenue	1,169,265	100.0%	1,209,438	100.0%

Material, labor and other production costs	502,903	43.0%	525,414	43.4%
Selling, distribution and marketing expenses	347,183	29.7%	373,915	30.9%
Administrative and general expenses	186,950	16.0%	180,867	15.0%
Other operating (income) expense — net	(2,578)	(0.2)%	25,801	2.1%

Operating income	134,807	11.5%	103,441	8.6%

Interest expense	19,141	1.6%	19,989	1.6%
Interest income	(586)	0.0%	(1,564)	(0.1%)
Other non-operating income — net	(3,321)	(0.3%)	(4,160)	(0.3%)

Income before income tax expense	119,573	10.2%	89,176	7.4%
Income tax expense	48,039	4.1%	26,398	2.2%

Net income	$71,534	6.1%	$62,778	5.2%

For the nine months ended November 26, 2010, consolidated net sales were $1.15 billion, down from $1.19 billion in the prior year nine months. This 3.5%, or approximately $42 million, decline was primarily the result of decreased net sales in our North American Social Expression Products segment and our Retail Operations segment of approximately $50 million and $12 million, respectively. These decreases were partially offset by higher net sales in our fixtures business and in our International Social Expression Products segment of approximately $7 million and $6 million, respectively. Foreign currency translation also favorably impacted net sales by approximately $7 million.
Net sales in our North American Social Expression Products segment decreased approximately $50 million. This decrease is attributable to lower sales of party goods of approximately $26 million, gift packaging and other non-card products of approximately $20 million, and everyday cards of approximately $5 million. Net sales of party goods decreased due to the transaction completed in the prior year fourth quarter.
Net sales in our Retail Operations segment decreased approximately $12 million due to the sale of our retail store assets in April 2009. There were no net sales in our Retail Operation segment during the nine months ended November 26, 2010.
The increase in our International Social Expression Products segment’s net sales of approximately $6 million was driven by our United Kingdom (“U.K.”) operations where boxed cards associated with our Christmas program and sales of products we distribute on behalf of third parties, have been favorable.
Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $1.8 million from $20.0 million during the nine months ended November 27, 2009 to $21.8 million for the nine months ended November 26, 2010.

Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the nine months ended November 26, 2010 and November 27, 2009 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2010	2009	2010	2009	2010	2009
Unit volume	(0.8%)	5.2%	(1.2%)	1.1%	(0.9%)	4.1%
Selling prices	(0.6%)	1.1%	1.6%	2.2%	0.0%	1.4%
Overall increase / (decrease)	(1.4%)	6.4%	0.3%	3.3%	(0.9%)	5.5%
During the nine months ended November 26, 2010, combined everyday and seasonal greeting card sales less returns declined 0.9%, compared to the prior year nine months, driven by a decrease in everyday card sales less returns of 1.4%. The overall decrease was driven by our North American Social Expression Products segment, where decreases of everyday card sales less returns continues to more than offset improvements in seasonal card sales less returns.
Everyday card sales less returns were down 1.4%, compared to the prior year nine months, including decreases in both unit volume and selling prices of 0.8% and 0.6%, respectively. A decline in selling prices across our two Social Expression Products segments was driven by the continued shift to a higher mix of value line cards, which more than offset the pricing and mix benefits related to the prior year acquisitions. In addition, both of our Social Expression Products segments contributed to the decreased unit volume during the current year quarter.
Seasonal card sales less returns increased 0.3%, with improved selling prices of 1.6% offsetting a decline in unit volume of 1.2% compared to the prior year nine months. The selling price improvement was driven primarily by our prior year acquisitions.
Expense Overview
MLOPC for the nine months ended November 26, 2010 were $502.9 million, a decrease of approximately $23 million from $525.4 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 43.0% in the current period compared to 43.4% for the nine months ended November 27, 2009. Approximately $5 million and $8 million of the decrease was due to the elimination of operating costs as a result of the divestiture of the retail store operations and the wind down of our Mexican operations in the prior year, respectively. The remaining approximately $10 million decrease was due to favorable volume variances as a result of a combination of the party goods transaction in the prior year fourth quarter and lower net sales of our gift packaging products. In addition, lower inventory scrap expense in the quarter was offset by higher product content costs.
SDM expenses for the nine months ended November 26, 2010 were $347.2 million, decreasing from $373.9 million for the comparable period in the prior year. The decrease of almost $27 million is due to lower spending of approximately $29 million and unfavorable foreign currency translation of approximately $2 million. The elimination of operating costs due to the disposition of our retail stores and the wind down of our Mexican operations, which both occurred in the prior year, accounted for approximately $12 million and $4 million, respectively, of the decrease in the current year nine months. Lower supply chain costs, specifically field sales and service operations costs of approximately $13 million, and freight and distribution costs of approximately $4 million were the result of PRG integration savings and a reduction in units shipped during the current year nine months. These reductions were partially offset by higher marketing and product management costs of approximately $4 million.
Administrative and general expenses were $187.0 million for the nine months ended November 26, 2010, an increase from $180.9 million for the nine months ended November 27, 2009. The increase of approximately $6 million is primarily related to continued PRG integration costs of approximately $8 million, and increased stock compensation expense of approximately $6 million. In addition, the prior year included a benefit of approximately $8 million related to corporate owned life insurance, which did not recur in the current year nine months. These increases were partially offset by reduced variable compensation expenses of approximately $10 million, the elimination of costs associated with our retail store operations of approximately $2 million, and lower expenses related to our post retirement benefit plan of approximately $3 million.
Other operating (income) expense — net was income of $2.6 million for the nine months ended November 26, 2010 compared to expense of $25.8 million in the prior period. The prior year nine months included a loss of $28.3 million on the sale of our retail stores to Schurman and a gain of $0.5 million on the sale of our calendar product lines.
Interest expense for the nine months ended November 26, 2010 was $19.1 million, down from $20.0 million in the prior year period. The decrease of $0.9 million is primarily attributable to interest savings resulting from the $99.3 million repayment of our term loan, previously outstanding under our senior secured credit facility.
The effective tax rate was 40.2% and 29.6% for the nine months ended November 26, 2010 and November 27, 2009, respectively. The higher than statutory rate in the current nine months is due primarily to the impact of unfavorable settlements of audits in a foreign jurisdiction, the release of insurance reserves that generated taxable income as well as the recognition of the deferred tax effects of the reduced deductibility of postretirement prescription drug coverage due to the recently enacted U.S. Patient Protection and Affordable Care Act. The lower than statutory rate in the prior year nine months is primarily a result of favorable impacts of the wind down of our Mexican operations and settlements with taxing authorities in foreign jurisdictions.
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
North American Social Expression Products Segment

	Three Months Ended November		%	Nine Months Ended November		%
(Dollars in thousands)	26, 2010	27, 2009	Change	26, 2010	27, 2009	Change
Total revenue	$312,773	$329,869	(5.2%)	$865,664	$915,464	(5.4%)
Segment earnings	54,277	46,675	16.3%	155,997	163,930	(4.8%)

Total revenue of our North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, decreased $17.1 million and $49.8 million for the three and nine months ended November 26, 2010, respectively, compared to the prior year periods. The main driver of this decline in both periods was the lower sales of party goods, which decreased approximately $9 million and $26 million for the current year three and nine months, respectively, primarily due to the transaction completed in the prior year fourth quarter. Also contributing to the decline was a decrease in gift packaging and other non-card products during the three and nine month periods of approximately $10 million and $20 million, respectively. Our seasonal card sales improved by over $2 million during the current year three months while everyday card sales declined almost $5 million during the nine months ended November 26, 2010.
Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $7.6 million in the current year three months compared to the prior year period. The increase is primarily driven by the elimination of operating costs due to the wind down of our Mexican operations during the prior year third quarter. The remaining increase in earnings was a result of a combination of lower variable compensation costs, and reduced supply chain costs driven by both PRG integration savings and a reduction in units shipped, specifically field sales and service operations, and distribution costs, partially offset by the gross margin impact of lower sales due to the party goods transaction in the prior year fourth quarter. During the nine months ended November 26, 2010, segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $7.9 million. This decrease was primarily driven by the gross margin impact of lower sales volume due to the party goods transaction in the prior year fourth quarter and lower sales of gift packaging and other non-card products compared to the prior year nine months. In addition, continued integration costs associated with our recent acquisitions of RPG and the Papyrus trademark and wholesale division of Schurman had an unfavorable impact on earnings. Partially offsetting these unfavorable items were reduced supply chain costs, specifically field sales and service operations as a result of savings achieved through PRG integration efforts and a reduction in units shipped, reduced variable compensation costs and the elimination of operating costs due to the wind down of our Mexican operations during the prior year third quarter.
International Social Expression Products Segment

	Three Months Ended November		%	Nine Months Ended November		%
(Dollars in thousands)	26, 2010	27, 2009	Change	26, 2010	27, 2009	Change
Total revenue	$77,601	$73,972	4.9%	$190,364	$184,613	3.1%
Segment earnings	10,001	9,404	6.3%	14,196	12,227	16.1%
Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $3.6 million and $5.8 million for the three and nine months ended November 26, 2010, respectively, compared to the prior year periods. The increase in both periods was primarily driven by an increase in boxed cards associated with our Christmas program and sales of products we distribute on behalf of third parties.
Segment earnings, excluding the impact of foreign exchange, increased $0.6 million, or 6.3%, from the prior year quarter to $10.0 million in the current quarter. The increase in the current year three months was driven by a combination of higher sales and lower inventory scrap expense partially offset by higher product costs. Segment earnings, excluding the impact of foreign exchange, increased $2.0 million in the nine months ended November 26, 2010 compared to the prior year nine months. This increase was attributable to higher sales, reduced inventory scrap expense, and savings realized as a result of prior year cost reduction initiatives, partially offset by higher product costs.
Retail Operations Segment

	Three Months Ended November		%	Nine Months Ended November		%
(Dollars in thousands)	26, 2010	27, 2009	Change	26, 2010	27, 2009	Change
Total revenue	$—	$—	—	$—	$11,727	(100%)
Segment loss	—	—	—	—	(34,830)	100%

In April 2009, we sold our retail store assets to Schurman. As a result, there was no activity in the Retail Operations segment during the nine months ended November 26, 2010. The prior year results included the loss on disposition of the segment of approximately $28 million.
AG Interactive Segment

	Three Months Ended November		%	Nine Months Ended November		%
(Dollars in thousands)	26, 2010	27, 2009	Change	26, 2010	27, 2009	Change
Total revenue	$19,234	$19,393	(0.8%)	$56,160	$56,743	(1.0%)
Segment earnings	5,134	1,510	240.0%	10,553	5,209	102.6%
Total revenue of our AG Interactive segment for the three months ended November 26, 2010, excluding the impact of foreign exchange, was $19.2 million compared to $19.4 million in the prior year third quarter. Total revenue of our AG Interactive segment for the nine months ended November 26, 2010, excluding the impact of foreign exchange, was $56.2 million compared to $56.7 million in the prior year nine months. While revenues were relatively flat in both periods, there has been a shift in the mix of revenue sources. During the three months ended November 26, 2010, decreased subscription revenue in our online product group and search revenue was offset by higher revenue from new product introductions. For the nine months ended November 26, 2010, we experienced lower subscription revenue in our online product group and e-commerce revenue in our digital photography product group compared to prior year periods, which were substantially offset by higher revenue from advertising and new product introductions. At the end of the third quarter of 2011, AG Interactive had approximately 3.8 million online paid subscriptions versus 3.9 million at the prior year third quarter end.
Segment earnings, excluding the impact of foreign exchange, increased $3.6 million during the quarter ended November 26, 2010 compared to the prior year quarter. Segment earnings, excluding the impact of foreign exchange, increased $5.3 million in the nine months ended November 26, 2010. The increase in both the three and nine month periods ended November 26, 2010 compared to the prior year periods was driven by the continued decrease in overhead expenses and technology costs. In addition, marketing expenses were down in the current year quarter compared to the prior year quarter.
Liquidity and Capital Resources
The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of November 27, 2009, has been included.
Operating Activities
Operating activities provided $57.7 million of cash during the nine months ended November 26, 2010, compared to $74.2 million in the prior year period.
Accounts receivable used $71.3 million of cash during the nine months ended November 26, 2010, compared to $124.2 million of cash during the prior year period. The improvement in cash flow in the current year was the result of a higher accounts receivable balance at February 28, 2010 as compared to February 28, 2009. As disclosed with our results for the year ended February 28, 2010, the increased balance was partially due to higher sales in the fourth quarter and the timing of collections from certain customers compared to the prior year. These amounts were collected during the nine months ended November 26, 2010, bringing the accounts receivable balance back to a level more consistent with prior periods, thus resulting in less cash usage for the period.
Inventory used $16.5 million of cash from February 28, 2010, compared to providing $16.7 million in the prior year nine months. Historically, the first nine months of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the winter seasonal holidays. Continued efforts to improve inventory planning and management have resulted in less cash usage during the nine months ended November 26, 2010 than in our historically typical nine-month period. The prior year nine months period was an anomaly to historical trends, with inventory providing a source of cash. During the prior year, everyday inventory declined substantially through improved inventory planning and management efforts as well as the continued decline in demand of the seasonal gift packaging product line.
Other current assets used $0.7 million of cash during the nine months ended November 26, 2010, compared to providing $16.9 million in the prior year nine months. The prior year cash generation is attributable to the use of trust assets to fund active medical claim expenses.
Deferred costs — net generally represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 26, 2010, amortization exceeded payments by $19.4 million; in the nine months ended November 27, 2009, amortization exceeded payments by $1.9 million. See Note 9 to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.
Accounts payable and other liabilities used $31.5 million of cash during the nine months ended November 26, 2010, compared to $10.6 million in the prior year period. The change was attributable primarily to the difference in variable compensation payments in the nine months ended November 26, 2010 compared to the nine months ended November 27, 2009. The current year nine months includes the payment of variable compensation from the year ended February 28, 2010 where we exceeded our established compensation targets, thus a large use of cash in the current year period. In the prior year, the nine months included minimal cash payments related to the year ended February 28, 2009, as compensation targets were not met.
Investing Activities
Investing activities provided $9.3 million of cash during the nine months ended November 26, 2010, compared to using $35.1 million in the prior year period. The source of cash in the current nine months was primarily related to $25.2 million received for the sale of certain assets, equipment and processes of the DesignWare party goods product lines in conjunction with the transaction completed in the prior year fourth quarter. This cash was held in escrow at February 28, 2010. In addition, we received approximately $2 million related to the sale of the land and buildings associated with the closure of our Mexico facility during the current period. Partially offsetting these sources of cash in the current period were cash payments for capital expenditures of $19.7 million.
The use of cash in the prior period is related to cash payments for business acquisitions as well as capital expenditures of $21.4 million. During fiscal 2010, we acquired the Papyrus brand and its related wholesale business division from Schurman. At the same time, we sold the assets of our Retail Operations segment to Schurman and acquired an equity interest in Schurman. Cash paid, net of cash acquired, was $14.0 million. Also, in fiscal 2010, we paid $5.3 million of acquisition costs related to RPG, which we acquired in the fourth quarter of 2009. Partially offsetting these uses of cash were proceeds of $4.7 million from the sale of our calendar and candy product lines.
Financing Activities
Financing activities used $112.8 million of cash during the current year nine months, compared to $57.1 million during the prior year. The current year use of cash relates primarily to the repayment of the term loan in the amount of $99.3 million as well as share repurchases and dividend payments. During the nine months ended November 26, 2010, we paid $13.4 million to repurchase approximately 0.5 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation and we paid cash dividends of $16.7 million. Partially offsetting these uses of cash was our receipt of the exercise price on stock options, which provided $19.8 million of cash during the current year nine months.
The prior year use of cash relates primarily to net repayments of long-term debt borrowings of $34.6 million as well as share repurchases and dividend payments. During the nine months ended November 27, 2009, $5.8 million was paid to repurchase approximately 1.5 million Class A common shares under our repurchase program. In addition to the repurchases under the Class A common share repurchase program, $6.0 million was paid to repurchase approximately 0.3 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. We paid $14.3 million for dividends, which were declared in February 2009, June 2009 and September 2009.
Credit Sources
Substantial credit sources are available to us. In total, we had available sources of approximately $430 million at November 26, 2010. This included our $350 million senior secured credit facility and our $80 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At November 26, 2010, we had no borrowings outstanding under the accounts receivable securitization facility or the revolving credit facility. At November 26, 2010, we had, in the aggregate, $45.9 million outstanding under letters of credit, which reduces the total credit availability under these facilities.
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
At November 26, 2010, we were in compliance with our financial covenants under the borrowing agreements described above.
Throughout fiscal 2011, we will continue to consider all options for capital deployment including growth options, capital expenditures, the opportunity to repurchase our own shares, reducing debt or, as appropriate, preserving cash. Consistent with this ongoing objective, as announced in January 2009, our Board of Directors has authorized the repurchase of up to $75 million of Class A common shares ($46.6 million remaining at November 26, 2010), that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. We also may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise, including strategically repurchasing our 7.375% senior unsecured notes due in 2016. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Over the next five to seven years we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Because we are in the early stages of this project, currently we cannot reasonably estimate amounts that we will spend on this project, but amounts could be material in a given fiscal year and over the life of the project. In addition, as described in Notes 1 and 10 to the Consolidated Financial Statements included in Part I of this report, in connection with our sale of certain of the assets of our Retail Operations segment to Schurman, we remain subject to a number of Schurman’s retail store leases on a contingent basis through our subleases, and have provided Schurman credit support, including $24 million of guarantees of amounts that may from time to time be owed by Schurman to the lenders under its senior revolving credit facility. As a result, we may decide to provide Schurman with additional financial support, either through credit arrangements, operational support or otherwise. The form and amount of any such support are not presently determinable, however, such amounts could be material.
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
•	a weak retail environment and general economic conditions;

•	competitive terms of sale offered to customers;

•	our successful transition of the Retail Operations segment to its buyer, Schurman, and Schurman’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	the timing and impact of converting customers to a scan-based trading model;

•	our ability to successfully integrate both Recycled Paper Greetings and Papyrus;

•	the ability to achieve both the desired benefits from the party goods transaction as well as ensuring a seamless transition for affected retail customers and consumers;

•	our ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh we may implement;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology on core product sales;

•	escalation in the cost of providing employee health care;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	the ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For further information, refer to our Annual Report on Form 10-K for the fiscal year ended February 28, 2010. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2010, the end of our preceding fiscal year, to November 26, 2010, the end of our most recent fiscal quarter.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Electrical Workers Pension Fund, Local 103, I.B.E.W. Litigation. As previously disclosed, on March 20, 2009, a shareholder derivative complaint was filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the Electrical Workers Pension Fund, Local 103, I.B.E.W., against certain of our current and former officers and directors (the “Individual Defendants”) and names American Greetings Corporation as a nominal defendant. The suit alleges that the Individual Defendants breached their fiduciary duties to American Greetings Corporation by, among other things, backdating stock options granted to our officers and directors, accepting backdated options and causing American Greetings Corporation to file false and misleading financial statements. The suit seeks an unspecified amount of damages from the Individual Defendants and modifications to our corporate governance policies. On April 16, 2009, the Individual Defendants removed the matter to the United States District Court for the Northern District of Ohio, Eastern Division. On February 17, 2010, the case was remanded to state court. The defendants then moved to transfer the matter to the commercial docket, but their motion and subsequent appeal were denied. On April 2, 2010, the defendants filed a writ of mandamus to the Supreme Court of Ohio, seeking to have the matter heard by the commercial docket. On December 1, 2010, the Supreme Court of Ohio denied the writ, thereby requiring the case to be heard by the non-commercial, civil court in the Cuyahoga County Court of Common Pleas. Management continues to believe the allegations made in the complaint are without merit and continues to vigorously defend this action. We currently do not believe that the impact of this lawsuit, if any, will have a material adverse effect on our financial position, liquidity or results of operations. We currently believe that any liability will be covered by insurance coverage available with financially viable insurance companies, subject to self-insurance retentions and customary exclusions, conditions, coverage gaps, and policy limits, as well as insurer solvency.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended November 26, 2010.

						Maximum Number of
						Shares (or
					Total Number of	Approximate Dollar
				Average	Shares Purchased as	Value) that May Yet Be
	Total Number of Shares			Price Paid	Part of Publicly	Purchased Under the
Period	Repurchased			per Share	Announced Plans	Plans

September 2010	Class A —	—	(1)	—	—	$46,578,874
	Class B —	18,437	(2)	$20.66	—

October 2010	Class A —	—	(1)	—	—	$46,578,874
	Class B —	—	(2)	—	—

November 2010	Class A —	—	(1)	—	—	$46,578,874
	Class B —	324	(2)	$19.09	—

Total	Class A —	—	(1)		—
	Class B —	18,761	(2)		—

(1)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program. No repurchases were made in the current quarter under this program.

(2)	There is no public market for the Class B common shares of the Corporation. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. It is the Corporation’s general policy to repurchase Class B common shares, in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
(31) a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31) b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of American Greetings Corporation for the quarter ended November 26, 2010, filed on January 5, 2011, formatted in (Extensible Business Reporting Language) XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Financial Position, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to the Consolidated Financial Statements tagged as blocks of text.

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
Vice President and Chief Accounting Officer *

January 5, 2011

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)