Form 10-K
period 2011-02-28
AMERICAN GREETINGS CORP
filed 2011-04-29
CIK 5133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☑

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, August 27, 2010 — $729,061,401 (affiliates, for this purpose, have been deemed to be directors, executive officers and certain significant shareholders).

Number of shares outstanding as of April 27, 2011:
CLASS A COMMON— 37,482,554
CLASS B COMMON— 2,937,927
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the American Greetings Corporation Definitive Proxy Statement for the Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

AMERICAN GREETINGS CORPORATION
INDEX

		Page
		Number

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Reserved	18

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91
Item 9A.	Controls and Procedures	91
Item 9B.	Other Information	93

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	93
Item 11.	Executive Compensation	93
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93
Item 13.	Certain Relationships and Related Transactions, and Director Independence	94
Item 14.	Principal Accounting Fees and Services	94

PART IV
Item 15.	Exhibits, Financial Statement Schedules	94
SIGNATURES		103
EX-10.9
EX-10.10
EX-10.11
EX-10.21
EX-10.30
EX-10.32
EX-10.57
EX-10.58
EX-21
EX-23
EX-31.1
EX-31.2
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

OVERVIEW

Founded in 1906, American Greetings operates predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. Greeting cards, gift wrap, party goods, stationery and giftware are manufactured or sold by us in North America, including the United States, Canada and Mexico, and throughout the world, primarily in the United Kingdom, Australia and New Zealand. In addition, our subsidiary, AG Interactive, Inc., distributes social expression products, including electronic greetings, physical greeting cards incorporating consumer photos, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. Design licensing is done primarily by our subsidiary AGC, LLC, and character licensing is done primarily by our subsidiaries, Those Characters From Cleveland, Inc. and Cloudco, Inc. Our A.G. Industries, Inc. (doing business as AGI In-Store) subsidiary manufactures custom display fixtures for our products and products of others.

Our fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2011 refers to the year ended February 28, 2011.

PRODUCTS

American Greetings creates, manufactures and/or distributes social expression products including greeting cards, gift wrap, party goods, giftware and stationery as well as custom display fixtures. Our major domestic greeting card brands are American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You. Our other domestic products include AGI In-Store display fixtures, as well as other paper product offerings such as Designware party goods and Plus Mark gift wrap and boxed cards. Electronic greetings and other digital content, services and products are available through our subsidiary, AG Interactive, Inc. Our major Internet brands are AmericanGreetings.com, BlueMountain.com, Egreetings.com, Kiwee.com, Cardstore.com and Webshots.com. Through its Webshots site, our AG Interactive business also operates an online photo sharing space and through its Cardstore.com site, our AG Interactive business provides consumers the ability to purchase physical greeting cards, including custom cards that incorporate their own photos and sentiments. Until April 2011, we also operated PhotoWorks.com through which we provided customers the ability to use their own photos to create a variety of physical products in addition to greeting cards, including calendars, on-line photo albums and photo books. As we considered our strategy around these photo-personalized physical products, we decided to de-emphasize photo prints and other miscellaneous photo-personalized physical products. As a result we wound down our PhotoWorks website. We also create and license our intellectual properties, such as the “Care Bears” and “Strawberry Shortcake” characters. Information concerning sales by major product classifications is included in Part II, Item 7.

BUSINESS SEGMENTS

At February 28, 2011, we operated in four business segments: North American Social Expression Products, International Social Expression Products, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

CONCENTRATION OF CREDIT RISKS

Net sales to our five largest customers, which include mass merchandisers and national drug store chains, accounted for approximately 42%, 39% and 36% of total revenue in 2011, 2010 and 2009, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 15%, 14% and 15% of total revenue in 2011, 2010 and 2009, respectively. Net sales to Target Corporation accounted for approximately 14% and 13% of total revenue in 2011 and 2010, respectively, but less than 10% of total revenue in 2009. No other customer accounted for 10% or more of our consolidated total revenue. Approximately 54%, 51% and 54% of the North American Social Expression Products segment’s revenue in 2011, 2010 and 2009, respectively, was attributable to its top five customers. Approximately 44%, 45% and 39% of the International Social Expression Products segment’s revenue in 2011, 2010 and 2009, respectively, was attributable to its top three customers.

CONSUMERS

We believe that women purchase the majority of all greeting cards sold and that the median age of our consumers is approximately 46. We also believe that approximately 85% of American households purchase greeting cards each year, the average number of greeting card occasions for which cards are purchased each year is approximately seven, and consumers purchase approximately 15 greeting cards per year.

COMPETITION

The greeting card and gift wrap industries are intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 3,000 greeting card publishers in the United States, ranging from small family-run organizations to major corporations. With the expansion of the Internet as a distribution channel for greeting cards, together with the growing use of technology by consumers to create personalized greetings cards with digital photographs and other personalized content, we are also seeing increased competition from greeting card publishers as well as a wide range of personal publishing businesses distributing greeting cards and other social expression products directly to the individual consumer through the Internet. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our principal competitor is Hallmark Cards, Inc. Based upon our general familiarity with the greeting card and gift wrap industries and limited information as to our competitors, we believe that we are the second-largest company in the industry and the largest publicly owned greeting card company.

PRODUCTION AND DISTRIBUTION

In 2011, our channels of distribution continued to be primarily through mass retail, which is comprised of mass merchandisers, discount retailers, chain drug stores and supermarkets. Other major channels of distribution included card and gift retail stores, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). From time to time, we also sell our products to independent, third-party distributors. Our AG Interactive segment provides social expression content, including electronic and physical greeting cards, through the Internet and wireless platforms.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques which allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America and the United Kingdom. We also source products from domestic and foreign third party suppliers. Beginning on or about March 2010, we discontinued manufacturing party goods and now purchase our party goods from a third party vendor. The physical products provided through our AG Interactive segment are provided primarily by third party vendors. Additionally, information by geographic area is included in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

Production of our products is generally on a level basis throughout the year, with the exception of gift wrap for which production generally peaks in advance of the Christmas season. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that are on a scan-based trading (“SBT”) model are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 28, 2011, three of our five largest customers in 2011 conduct business with us under an SBT model. The core of this business model rests with American Greetings owning the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. American Greetings and many of its competitors sell seasonal greeting cards and other seasonal products with the right of return. Sales of other products are generally sold without the right of return. Sales credits for these products are issued at our discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8.

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

EMPLOYEES

At February 28, 2011, we employed approximately 7,400 full-time employees and approximately 17,400 part-time employees which, when jointly considered, equate to approximately 16,100 full-time equivalent employees. Approximately 1,200 of our employees are unionized and covered by collective bargaining agreements.

The following table sets forth by location the unions representing our employees, together with the expiration date, if any, of the applicable governing collective bargaining agreement. We believe that labor relations at each location in which we operate have generally been satisfactory.

Union	Location	Contract Expiration Date

AMICUS GPMS	Leeds, England	N/A
Australian Municipal, Administrative, Clerical & Services Union	South Victoria, Australia	February 28, 2014
International Brotherhood of Teamsters	Bardstown, Kentucky	March 23, 2014
International Brotherhood of Teamsters	Cleveland, Ohio	March 31, 2013
Workers United	Greeneville, Tennessee	October 19, 2011

SUPPLY AGREEMENTS

In the normal course of business, we enter into agreements with certain customers for the supply of greeting cards and related products. We view the use of such agreements as advantageous in developing and maintaining business with our retail customers. Under these agreements, the customer may receive from American Greetings a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from us over the stated term of the agreement or the minimum purchase volume commitment. The agreements are negotiated individually to meet competitive situations and, therefore, while some aspects of the agreements may be similar, important contractual terms vary. The agreements may or may not specify American Greetings as the sole supplier of social expression products to the customer. In the event an agreement is not completed, in most instances, we have a claim for unearned advances under the agreement.

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

We post on our websites our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of federal and state legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, such as required use of disclaimers or explicit opt-in mechanisms, if adopted, could harm our business through a decrease in user registrations and revenues.

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

Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, weather, fuel prices and consumer confidence in future economic conditions, all of which are beyond our control. Beginning in fiscal 2009, economic conditions deteriorated significantly in the United States, and worldwide, and, while the economy has improved, unemployment remains at historically high levels. During periods of economic decline, when discretionary income is lower, consumers or potential consumers could delay, reduce or forego their purchases of our products and services, which reduces our sales. In addition, during such periods, advertising revenue in our AG Interactive businesses decline, as advertisers reduce their advertising budgets. A prolonged economic downturn or slow economic recovery may also lead to restructuring actions and associated expenses.

Providing new and compelling products is critical to our future profitability and cash flow.

One of our key business strategies has been to gain profitable market share through product leadership, providing relevant, compelling and a superior product offering. As a result, the need to continuously update and refresh our product offerings is an ongoing, evolving process requiring expenditures and investments that will continue to impact net sales, earnings and cash flows over future periods. At times, the amount and timing of such expenditures and investments depends on the success of a product offering as well as the schedules of our retail partners. We cannot assure you that this strategy will either increase our revenue or profitability. In addition, even if our strategy is successful, our profitability may be adversely affected if consumer demand for lower priced, value cards continues to expand, thereby eroding our average selling prices. Our strategy may also have flaws and may not be successful. For example, we may not be able to anticipate or respond in a timely manner to changing customer demands and preferences for greeting cards. If we misjudge the market, we may significantly sell or overstock unpopular products and be forced to grant significant credits, accept significant returns or write-off a significant amount of inventory, which would have a negative impact on our results of operations and cash flow. Conversely, shortages of popular items could materially and adversely impact our results of operations and financial condition.

We rely on a few customers for a significant portion of our sales.

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers and chain drug stores, accounted for approximately 42%, 39% and 36% of total revenue for fiscal years 2011, 2010 and 2009, respectively. Approximately 54%, 51% and 54% of the North American Social Expression Products segment’s revenue in 2011, 2010 and 2009, respectively, was attributable to its top five customers, and approximately 44%, 45% and 39% of the International Social Expression Products segment’s revenue in 2011, 2010 and 2009, respectively, was attributable to its top three customers. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 15%, 14% and 15% of total revenue in 2011, 2010 and 2009, respectively, and net sales to Target Corporation accounted for approximately 14% and 13% of total revenue in 2011 and 2010, respectively. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations, cash flows, and financial condition.

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

Integrating future businesses that we may acquire involves significant challenges. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of these acquired businesses has and will continue to require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day operations. The process of integrating operations may also cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty and distraction during the integration process may also disrupt our business. Our strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of our products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control. In particular, we may not be able to realize the benefits of anticipated integration of sales forces, asset rationalization, systems integration, and more comprehensive product and service offerings.

If Schurman Fine Papers is unable to operate its retail stores successfully, it could have a material adverse effect on us.

On April 17, 2009, we sold our Retail Operations segment, including all 341 of our card and gift retail store assets, to Schurman Fine Papers (“Schurman”), which now operates stores under the American Greetings, Carlton Cards and Papyrus brands. Although we do not control Schurman, because Schurman is licensing the “Papyrus,” “American Greetings” and “Carlton Cards” names from us for its retail stores, actions taken by Schurman may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands. In addition, the failure of Schurman to operate its retail stores profitably could have a material adverse effect on us, our reputation and our brands, and could materially and adversely affect our business, financial condition, and results of operations, because, under the terms of the transaction:

•	we remain subject to certain of the Retail Operations store leases on a contingent basis through our subleasing of stores to Schurman (as described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, as of February 28, 2011, Schurman’s aggregate commitments to us under these subleases was approximately $36 million);

•	we are the predominant supplier of greetings cards and other social expression products to the retail stores operated by Schurman; and

•	we have provided credit support to Schurman, including a guaranty of up to $12 million in favor of the lenders under Schurman’s senior revolving credit facility, and up to $10 million of subordinated financing under a loan agreement with Schurman, each as described in Note 2 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

As a result, if Schurman is unable to operate its retail stores profitably, we may incur significant costs if (1) Schurman is unable to pay for product that it has purchased from us, (2) Schurman is unable to pay rent and other amounts due with respect to the retail store leases that we have subleased to it, (3) we become obligated under our guaranty of its indebtedness, or (4) Schurman is unable to repay amounts that it may borrow from us from time to time under our loan agreement with Schurman. Accordingly, we may decide in the future to provide Schurman with additional financial or operational support to assist Schurman successfully operate its stores. Providing such support, however, could result in it being determined that we have a “controlling financial interest” in Schurman under the Financial Accounting Standards Board’s standards pertaining to the consolidation of a variable interest entity. For information regarding the consolidation of variable interest entities, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8. If it is determined that we have a controlling financial interest in Schurman, we will be required to consolidate Schurman’s operations into our results, which could materially affect our reported results of operations and financial position as we would be required to include a portion of Schurman’s income or losses and assets and liabilities into our financial statements.

Our business, results of operations and financial condition may be adversely affected by retail consolidations.

With continued retail trade consolidations, we are increasingly dependent upon a reduced number of key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail customers, such as inventory de-stocking, limitations on access to display space, scan-based trading and other conditions. Increased consolidations in the retail industry could result in other changes that could damage our business, such as a loss of customers, decreases in volume, less favorable contractual terms and the growth of discount chains. In addition, as the bargaining strength of our retail customers grows, we may be required to grant greater credits, discounts, allowances and other incentive considerations to these customers. We may not be able to recover the costs of these incentives if the customer does not purchase a sufficient amount of products during the term of its agreement with us, which could materially and adversely affect our business, results of operations and financial condition.

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

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating income (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended February 28, 2011, foreign currency translation favorably affected revenues by $10.0 million and favorably affected segment operating income by $5.0 million compared to the year ended February 28, 2010. Certain transactions, particularly in foreign locations, are denominated in other than that location’s local currency. Changes in the exchange rates between the two currencies from the original transaction date to the settlement date will result in a currency transaction gain or loss that directly impacts our reported earnings. For the year ended February 28, 2011, the impact of currency movements on these transactions unfavorably affected operating income by $0.2 million. The volatility of currency exchange rates may materially and adversely affect our results of operations.

The greeting card and gift wrap industries are extremely competitive, and our business, results of operations and financial condition will suffer if we are unable to compete effectively.

We operate in highly competitive industries. There are an estimated 3,000 greeting card publishers in the United States ranging from small, family-run organizations to major corporations. With the expansion of the Internet as a distribution channel for greeting cards, together with the growing use of technology by consumers to create personalized greetings cards with digital photographs and other personalized content, we are also seeing increased competition from greeting card publishers as well as a wide range of personal publishing businesses distributing greeting cards and other social expression products directly to the individual consumer through the Internet. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our main competitor, Hallmark Cards, Inc., may have substantially greater financial, technical or marketing resources, a greater customer base, stronger name recognition and a lower cost of funds than we do. This competitor may also have longstanding relationships with certain large customers to which it may offer products that we do not provide, putting us at a competitive disadvantage. As a result, this competitor as well as other competitors that may be smaller than us, may be able to:

•	adapt to changes in customer requirements or consumer preferences more quickly;

•	take advantage of acquisitions and other opportunities more readily;

•	devote greater resources to the marketing and sale of its products, including sales directly to consumers through the Internet; and

•	adopt more aggressive pricing policies.

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

As described in “Item 3. Legal Proceedings,” from time to time we are engaged in lawsuits which may require significant management time and attention and legal expense, and may result in an unfavorable outcome, which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, and cash flows. Current estimates of loss regarding pending litigation are based on information that is then available to us and may not reflect any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage, or could be excluded under the terms of an existing insurance policy.

The amount of various taxes we pay is subject to ongoing compliance requirements and audits by federal, state and foreign tax authorities.

Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts, and circumstances existing at that time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate and/or our financial results.

We have deferred tax assets that we may not be able to use under certain circumstances.

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate and would have an adverse effect on our future operating results. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.

We may not be able to acquire or maintain advantageous content licenses from third parties to produce products.

To provide an assortment of relevant, compelling and superior product offerings, an important part of our business involves obtaining licenses to produce products based on various popular brands, celebrities, character properties, designs, content, and other material owned by third parties. In the event that we are not able to acquire or maintain advantageous licenses, we may not be able to meet changing customer demands and preferences for greetings cards and our other products, which could materially and adversely affect our business, results of operations and financial condition.

We may not realize the full benefit of the material we license from third parties if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

The agreements under which we license popular brands, celebrities, character properties, design, content and other material owned by third parties usually require that we pay an advance and/or provide a minimum royalty guarantee that may be substantial. In some cases, these advances or minimums may be greater than what we will be able to recoup in profits from actual sales, which could result in write-offs of such amounts that would adversely affect our results of operations. In addition, we may acquire or renew licenses requiring minimum guarantee payments that may result in us paying higher effective royalties, if the overall benefit of obtaining the license outweighs the risk of potentially losing, not renewing or otherwise not obtaining a valuable license. When obtaining a license, we realize there is no guarantee that a particular licensed property will make a successful greeting card or other product in the eye of the ultimate consumer. Furthermore, there can be no assurance that a successful licensed property will continue to be successful or maintain a high level of sales in the future.

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

A portion of our business and results of operations depends upon the appeal of our licensed character properties, which are used to create various toy and entertainment items for children. Consumer preferences, particularly among children, are continuously changing. The children’s entertainment industry experiences significant, sudden and often unpredictable shifts in demand caused by changes in the preferences of children to more “on trend” entertainment properties. Moreover, the life cycle for individual youth entertainment products tends to be short. Therefore, our ability to maintain our current market share and increase our market share in the future depends on our ability to satisfy consumer preferences by enhancing existing entertainment properties and developing new entertainment properties. If we are not able to successfully meet these challenges in a timely and cost-effective manner, demand for our collection of entertainment properties could decrease and our business, results of operations and financial condition may be materially and adversely affected. In addition, we may incur significant costs developing entertainment properties that may not generate future revenues at the levels that we anticipated, which could in turn create fluctuations in our reported results based on when those costs are expensed and could otherwise materially and adversely affect our results of operations and financial condition.

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

We are party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. In particular, approximately 1,200 of our employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

Employee benefit costs constitute a significant element of our annual expenses, and funding these costs could adversely affect our financial condition.

Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly postretirement costs under defined benefit pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect our financial results, financial condition or cash flows. In addition, the newly enacted federal healthcare legislation is expected to increase our employer-sponsored medical plan costs, some of which increases could be significant. Declines in global capital markets may cause reductions in the value of our pension plan assets. Such circumstances could have an adverse effect on future pension expense and funding requirements. Further information regarding our retirement benefits is presented in Note 12 to the Consolidated Financial Statements included in Part II, Item 8.

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

We are subject to numerous federal, state, provincial and foreign laws and regulations governing product safety including, but not limited to, those regulations enforced by the Consumer Product Safety Commission. A failure to comply with such laws and regulations, or concerns about product safety may lead to a recall of selected products. We have experienced, and in the future may experience, recalls and defects or errors in products after their production and sale to customers. Such recalls and defects or errors could result in the rejection of our products by our retail customers and consumers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm our business. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. Governmental agencies could pursue us and issue civil fines and/or criminal penalties for a failure to comply with product safety regulations. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Additionally, we may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of our products, product liability claims, absence or cost of insurance and administrative costs associated with recalls could harm our reputation, increase costs or reduce sales.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party websites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our AG Interactive business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act is intended to impose additional restrictions on the ability of online service providers to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

Over the next five to seven years, we expect to allocate resources, including capital, to refresh our IT systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Such an implementation is expensive and carries substantial operational risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption. Further, we may not be successful implementing new systems or any new system may not perform as expected. This could have a material adverse effect on our business.

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

Our authorized capital stock consists of Class A common shares and Class B common shares. The economic rights of each class of common shares are identical, but the voting rights differ. Class A common shares are entitled to one vote per share and Class B common shares are entitled to ten votes per share. There is no public trading market for the Class B common shares, which are held by members of the extended family of

American Greetings’ founder, officers and directors of American Greetings and their extended family members, family trusts, institutional investors and certain other persons. As of April 27, 2011, Morry Weiss, the Chairman of the Board of Directors, Zev Weiss, the Chief Executive Officer, Jeffrey Weiss, the President and Chief Operating Officer, and Erwin Weiss, the Senior Vice President, Enterprise Resource Planning, together with other members of the Weiss family and certain trusts and foundations established by the Weiss family beneficially owned approximately 93% in the aggregate of our outstanding Class B common shares (approximately 91%, excluding restricted stock units that vest, and stock options that are presently exercisable or exercisable, within 60 days of April 27, 2011), which, together with Class A common shares beneficially owned by them, represents approximately 48% of the voting power of our outstanding capital stock (approximately 40%, excluding restricted stock units that vest, and stock options that are presently exercisable or exercisable, within 60 days of April 27, 2011). Accordingly, these members of the Weiss family, together with the trusts and foundations established by them, would be able to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation or Code of Regulations, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with your interests. The existence of these levels of ownership concentrated in a few persons makes it less likely that any other shareholder will be able to affect our management or strategic direction. These factors may also have the effect of delaying or preventing a change in our management or voting control or its acquisition by a third party.

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

As of February 28, 2011, we owned or leased approximately 9.5 million square feet of plant, warehouse and office space throughout the world, of which approximately 470,000 square feet is leased space. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes, as of February 28, 2011, our principal plants and materially important physical properties and identifies as of such date the respective segments that use the properties described. In addition to the following, although we sold our Retail Operations segment in April 2009, we remain subject to certain of the Retail Operations store leases on a contingent basis through our subleasing of stores to Schurman Fine Papers, which operates these retail stores throughout North America. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8.

* — Indicates calendar year

	Approximate Square		Expiration
	Feet		Date of
	Occupied		Material
Location	Owned	Leased	Leases*	Principal Activity

Cleveland, (1)(3)(4) Ohio	1,700,000			World Headquarters: General offices of North American Greeting Card Division; Plus Mark LLC; AG Interactive, Inc.; and AGC, LLC; creation and design of greeting cards, gift wrap, party goods, stationery and giftware; marketing of electronic greetings
Bardstown, (1) Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards
Danville, (1) Kentucky	1,374,000			Distribution of everyday products including greeting cards
Osceola, (1) Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products
Ripley, (1) Tennessee	165,000			Greeting card printing (lithography)
Kalamazoo, (1)(5) Michigan	602,500			Formerly manufacture and distribution of party goods
Forest City, (4) North Carolina	498,000			General offices of A.G. Industries, Inc.; manufacture of display fixtures and other custom display fixtures by A.G. Industries, Inc.
Forest City, (4) North Carolina		140,000	2012	Warehousing for A.G. Industries, Inc.
Greeneville, (1) Tennessee	1,044,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark LLC.
Chicago, (1) Illinois		45,000	2018	Administrative offices of Papyrus-Recycled Greetings, Inc.
Fairfield, (1) California		34,000	2014	General offices of Papyrus-Recycled Greetings, Inc.
Mississauga, (1) Ontario, Canada		38,000	2018	General offices of Carlton Cards Limited (Canada)
Clayton, (2) Australia		208,000	2011	General offices of John Sands companies
Dewsbury, (2) England (Two Locations)	441,500			General offices of UK Greetings Ltd. and manufacture and distribution of greeting cards and related products
Gibson House (2) Telford, England	55,000			General offices of UK Greetings Ltd.
Corby, England (2)	85,000			Distribution of greeting cards and related products

[1]	North American Social Expression Products

[2]	International Social Expression Products

[3]	AG Interactive

[4]	Non-reportable

[5]	In connection with our sale of certain assets, equipment and processes used in the manufacture and distribution of party goods, during fiscal 2011, this facility was wound-down and is currently an asset held for sale. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8.

Item 3.	Legal Proceedings

Electrical Workers Pension Fund, Local 103, I.B.E.W. Litigation. As previously disclosed, on March 20, 2009, a shareholder derivative complaint was filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the Electrical Workers Pension Fund, Local 103, I.B.E.W., against certain of our current and former officers and directors (the “Individual Defendants”) and names American Greetings Corporation as a nominal defendant. The suit alleges that the Individual Defendants breached their fiduciary duties to American Greetings Corporation by, among other things, backdating stock options granted to our officers and directors, accepting backdated options and causing American Greetings Corporation to file false and misleading financial statements. The suit seeks an unspecified amount of damages from the Individual Defendants and modifications to our corporate governance policies. The parties recently participated in mediation and have reached an agreement in principle on the general terms of settlement, which contemplates a payment to plaintiff’s counsel as well as certain modifications to our corporate governance policies, none of which we believe are material. Upon finalizing the terms of the settlement, the settlement will be subject to preliminary and final approval of the Court of Common Pleas of Cuyahoga County, Ohio.

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

On May 7, 2010, the legal proceedings involving American Greetings Corporation, TCFC, Cookie Jar and DIC were settled, without a payment to any of the parties. As part of the settlement, on May 7, 2010, the Cookie Jar Agreement was amended to, among other things, terminate American Greetings Corporation’s obligation to sell to Cookie Jar, and Cookie Jar’s obligation to purchase, the Properties. As part of the settlement, Cookie Jar Entertainment (USA) Inc. will continue to represent the Strawberry Shortcake property on behalf of American Greetings Corporation, and will become an international agent for the Care Bears property. On May 19, 2010, the Northern District of Ohio court granted the parties’ joint motion to dismiss all claims and counterclaims without prejudice.

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

Item 4.	Reserved

Executive Officers of the Registrant

The following table sets forth our executive officers, their ages as of April 29, 2011, and their positions and offices:

Name	Age	Current Position and Office

Morry Weiss	70	Chairman
Zev Weiss	44	Chief Executive Officer
Jeffrey Weiss	47	President and Chief Operating Officer
John W. Beeder	51	Senior Vice President, Executive Sales and Marketing Officer
Michael L. Goulder	51	Senior Vice President, Executive Supply Chain Officer
Thomas H. Johnston	63	Senior Vice President, Creative/Merchandising
Catherine M. Kilbane	48	Senior Vice President, General Counsel and Secretary
Brian T. McGrath	60	Senior Vice President, Human Resources
Douglas W. Rommel	55	Senior Vice President, Chief Information Officer
Stephen J. Smith	47	Senior Vice President and Chief Financial Officer
Erwin Weiss	62	Senior Vice President, Enterprise Resource Planning
Joseph B. Cipollone	52	Vice President, Chief Accounting Officer

•	Morry Weiss and Erwin Weiss are brothers. Jeffrey Weiss and Zev Weiss are the sons of Morry Weiss. The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time; provided, however, that the removal of an executive officer would be subject to the terms of their respective employment agreements, if any.

•	Morry Weiss has held various positions with the Corporation since joining in 1961, including most recently Chief Executive Officer of the Corporation from October 1987 until June 2003. Mr. Morry Weiss has been Chairman since February 1992.

•	Zev Weiss has held various positions with the Corporation since joining in 1992, including most recently Executive Vice President from December 2001 until June 2003 when he was named Chief Executive Officer.

•	Jeffrey Weiss has held various positions with the Corporation since joining in 1988, including most recently Executive Vice President, North American Greeting Card Division of the Corporation from March 2000 until June 2003 when he was named President and Chief Operating Officer.

•	John W. Beeder held various positions with Hallmark Cards, Inc. from 1983 to 2006, most recently as Senior Vice President and General Manager — Greeting Cards from 2002 to 2006. Thereafter, Mr. Beeder served as the President and Chief Operating Officer of Handleman Corporation (international music distribution company) in 2006, and the Managing Partner and Chief Operating Officer of Compact Clinicals (medical publishing company) in 2007. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in April 2008.

•	Michael L. Goulder was a Vice President in the management consulting firm of Booz Allen Hamilton from October 1998 until September 2002. He became a Senior Vice President of the Corporation in November 2002 and is currently the Senior Vice President, Executive Supply Chain Officer.

•	Thomas H. Johnston was Managing Director of Gruppo, Levey & Co., an investment banking firm focused on the direct marketing and specialty retail industries, from November 2001 until May 2004,

when he became Senior Vice President and President of Carlton Cards Retail, a position he held until May 2009, shortly after the sale of the Corporation’s Retail Operations segment in April 2009. Mr. Johnston became Senior Vice President, Creative/Merchandising in December 2004.

•	Catherine M. Kilbane was a partner with the law firm of Baker & Hostetler LLP until becoming Senior Vice President, General Counsel and Secretary in October 2003.

•	Brian T. McGrath has held various positions with the Corporation since joining in 1989, including most recently Vice President, Human Resources from November 1998 until July 2006, when he became Senior Vice President, Human Resources.

•	Douglas W. Rommel has held various positions with the Corporation since joining in 1978, including most recently Vice President, Information Services from November 2001 until March 2010, when he became Senior Vice President, Chief Information Officer.

•	Stephen J. Smith was Vice President and Treasurer of General Cable Corporation, a wire and cable company, from 1999 until 2002. He became Vice President, Treasurer and Investor Relations of the Corporation in April 2003, and became Senior Vice President and Chief Financial Officer in November 2006.

•	Erwin Weiss has held various positions with the Corporation since joining in 1977, including most recently Senior Vice President, Program Realization from June 2001 to June 2003, and Senior Vice President, Specialty Business from June 2003 until becoming Senior Vice President, Enterprise Resource Planning in February 2007.

•	Joseph B. Cipollone has held various positions with the Corporation since joining in 1991, including most recently Executive Director, International Finance from December 1997 until becoming Vice President and Corporate Controller in April 2001 and Vice President and Chief Accounting Officer in October 2010.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.  Our Class A common shares are listed on the New York Stock Exchange under the symbol AM. The high and low sales prices, as reported in the New York Stock Exchange listing, for the years ended February 28, 2011 and 2010, were as follows:

	2011		2010
	High	Low	High	Low

1st Quarter	$26.21	$19.09	$8.85	$3.24
2nd Quarter	23.36	17.89	16.13	6.33
3rd Quarter	21.64	18.02	24.10	13.20
4th Quarter	23.89	19.86	25.58	17.05

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

Shareholders. At February 28, 2011, there were approximately 11,300 holders of Class A common shares and 132 holders of Class B common shares of record and individual participants in security position listings.

Dividends.  The following table sets forth the dividends declared by us in 2011 and 2010.

Dividends per share declared in	2011	2010

1st Quarter	$0.14	$	*
2nd Quarter	0.14		0.12
3rd Quarter	0.14		0.12
4th Quarter	0.14		0.12

Total	$0.56		$0.36

On March 21, 2011, we raised our quarterly dividend by 1 cent, from 14 cents per share to 15 cents per share. Although we expect to continue paying dividends, payment of future dividends will be determined by the Board of Directors in light of appropriate business conditions. In addition, our borrowing arrangements, including our senior secured credit facility and our 7.375% Notes due 2016 restrict our ability to pay shareholder dividends. Our borrowing arrangements also contain certain other restrictive covenants that are customary for similar credit arrangements. For example, our credit facility contains covenants relating to financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, repurchases of capital stock, acquisitions and transactions with affiliates. There are also financial covenants that require us to maintain a maximum leverage ratio (consolidated indebtedness minus unrestricted cash over consolidated EBITDA) and a minimum interest coverage ratio (consolidated EBITDA over consolidated interest expense). These restrictions are subject to customary baskets and financial covenant tests. For a further description of the limitations imposed by our borrowing arrangements, see the discussion in Part II, Item 7, under the heading “Liquidity and Capital Resources,” and Note 11 to the Consolidated Financial Statements included in Part II, Item 8.

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG
AMERICAN GREETINGS CORPORATION, THE S&P 400 INDEX AND PEER GROUP INDEX

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Class A common shares with the cumulative total return of hypothetical investments in the S&P 400 Index, and the Peer Group described below based on the respective market price of each investment at February 28, 2006, February 28, 2007, February 29, 2008, February 27, 2009, February 26, 2010 and February 28, 2011, the last trading days of our fiscal years over the past five years.

	2/06	2/07	2/08	2/09	2/10	2/11
American Greetings	$100	$113	$93	$19	$103	$120
S & P 400	$100	$110	$104	$61	$101	$134
Peer Group*	$100	$116	$110	$76	$132	$183

Source: Bloomberg L.P.

*Peer Group
Blyth Inc. (BTH)	Fossil Inc. (FOSL)	McCormick & Co.-Non Vtg Shrs (MKC)
Central Garden & Pet Co. (CENT)	Jo-Ann Stores Inc. (JAS)	Scotts Miracle-Gro Co. (The) - CL A (SMG)
CSS Industries Inc. (CSS)	Lancaster Colony Corp. (LANC)	Tupperware Brands Corp. (TUP)

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

(b) Not applicable.

(c) The following table provides information with respect to our purchases of our common shares made during the three months ended February 28, 2011.

						Maximum
					Total	Number
					Number of Shares	(or Approximate
					Purchased as	Dollar Value) of Shares
				Average	Part of Publicly	that May Yet Be
	Total Number of			Price Paid	Announced Plans or	Purchased Under
Period	Shares Purchased			per Share	Programs	the Plans or Programs

December 2010	Class A -	-		-	-	$46,578,874	(2)
	Class B -	-		-	-
January 2011	Class A -	-		-	-	$46,578,874	(2)
	Class B -	3,701	(1)	$22.12	-
February 2011	Class A -	-		-	-	$46,578,874	(2)
	Class B -	-		-	-
Total	Class A -	-		-	-
	Class B -	3,701	(1)	-	-

(1)	There is no public market for our Class B common shares. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. It is the Corporation’s general policy to repurchase Class B common shares, in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.

(2)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program. No repurchases were made in the current quarter under this program.

Item 6.	Selected Financial Data

Thousands of dollars except share and per share amounts

	2011	2010(1)	2009	2008	2007(2)

Summary of Operations
Net sales	$1,560,213	$1,598,292	$1,646,399	$1,730,784	$1,744,798
Total revenue	1,592,568	1,635,858	1,690,738	1,776,451	1,794,290
Goodwill and other intangible asset impairments	-	-	290,166	-	2,196
Interest expense	25,389	26,311	22,854	20,006	34,986
Income (loss) from continuing operations	87,018	81,574	(227,759)	83,320	39,938
(Loss) income from discontinued operations, net of tax	-	-	-	(317)	2,440
Net income (loss)	87,018	81,574	(227,759)	83,003	42,378
Earnings (loss) per share:
Income (loss) from continuing operations	2.18	2.07	(4.89)	1.54	0.69
(Loss) income from discontinued operations, net of tax	-	-	-	(0.01)	0.04
Earnings (loss) per share	2.18	2.07	(4.89)	1.53	0.73
Earnings (loss) per share — assuming dilution	2.11	2.03	(4.89)	1.52	0.71
Cash dividends declared per share	0.56	0.36	0.60	0.40	0.32
Fiscal year end market price per share	21.65	19.07	3.73	18.82	23.38
Average number of shares outstanding	39,982,784	39,467,811	46,543,780	54,236,961	57,951,952

Financial Position
Inventories	179,730	163,956	194,945	207,629	174,426
Working capital	358,379	310,704	229,817	245,654	434,041
Total assets	1,532,402	1,529,651	1,448,049	1,809,133	1,784,748
Property, plant and equipment additions	36,346	26,550	55,733	56,623	41,716
Long-term debt	232,688	328,723	389,473	220,618	223,915
Shareholders’ equity(3)	748,911	636,064	529,189	943,411	1,012,574
Shareholders’ equity per share	18.53	16.11	13.05	19.35	18.37
Net return on average shareholders’ equity from continuing operations	12.6%	14.0%	(30.9)%	8.5%	3.6%

(1)	During 2010, the Corporation incurred a loss of $29.3 million on the disposition of the Retail Operations segment. The Corporation also recorded a gain of $34.2 million related to the party goods transaction and a charge of approximately $15.8 million for asset impairments and severance associated with a facility closure. Also in 2010, the Corporation recognized a cost of $18.2 million in connection with the shutdown of its distribution operations in Mexico. See Notes 2 and 3 to the Corporation’s 2011 financial statements.

(2)	During 2007, as a result of retailer consolidation, wherein multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments, a gain of $20.0 million was recorded. Also, in 2007, the Corporation sold substantially all of the assets associated with its candle product lines and recorded a loss of approximately $16.0 million.

(3)	The Corporation adopted accounting guidance for convertible debt instruments in 2010. This guidance requires an issuer of certain convertible instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The impact on shareholders’ equity of retrospectively applying this guidance related to the Corporation’s 7.00% convertible subordinated notes issued in 2002 and settled in 2007 would have been $35 million for 2007. The convertible subordinated notes were not outstanding in the four years ended February 28, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Founded in 1906, we are the world’s largest publicly owned creator, manufacturer and distributor of social expression products. Headquartered in Cleveland, Ohio, as of February 28, 2011, we employ approximately 16,100 associates around the world and are home to one of the world’s largest creative studios.

Our major domestic greeting card brands are American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You. Our other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, and AGI In-Store display fixtures. We also create and license our intellectual properties such as the Care Bears and Strawberry Shortcake characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings and other content for the digital marketplace. Our major Internet and wireless brands are AmericanGreetings.com, BlueMountain.com, Egreetings.com, Kiwee.com, Cardstore.com and WebShots.com.

Our international operations include wholly-owned subsidiaries in the United Kingdom (“U.K.”), Canada, Australia and New Zealand as well as licensees in approximately 70 other countries. During 2010, we shut down our subsidiary in Mexico and now supply the Mexican market through a third party distributor.

During 2011, our sales and operating results continued to be impacted by the strategic actions taken over the past couple of years related to our strategy of product leadership and focusing our resources on growing our core competencies within greeting cards. These actions, all of which occurred prior to 2011, included the acquisition of Recycled Paper Greetings (“RPG”), the acquisition of the Papyrus trademark and wholesale division of Schurman Fine Papers (“Schurman”), and the change in our operating model in Mexico and the party goods transaction with Amscan. In addition, we divested our Retail Operations segment, shut down our Mexican operations and closed our party goods operation in Michigan. The integration and shutdown activities associated with these strategic changes to our portfolio of businesses are now substantially complete and we are beginning to realize the associated cost savings and synergies. To further this strategy on an international dimension, in March 2011 we acquired Watermark, a greeting card company in the United Kingdom. The acquisition of Watermark adds another unique style and tone to our greeting card brand portfolio.

Total revenue for 2011 was $1.59 billion, down $43 million from the prior year. The decreased revenue was primarily driven by lower sales of party goods as a result of the prior year transaction and the divestiture of the Retail Operations segment. All other revenue factors offset each other, with favorable foreign exchange impacts, higher sales in the fixtures business and improved seasonal card sales offset by lower royalty revenue, lower sales of both everyday cards and other accessory products, and the impact of a scan-based trading implementation.

Operating income for 2011 was $174.7 million compared to $139.1 million in 2010. A significant amount of the year-over-year variance of $35.6 million was the result of the strategic actions described above and other charges that reduced the prior year’s operating income.

Operating income in 2010 included the following items:

Loss on divestiture of our Retail Operations segment	$(29.2)
Changes to distribution model in Mexico	(18.2)
Settlement of a lawsuit	(24.0)
Severance expense	(9.4)
Net benefit related to party goods transaction	21.2
LIFO liquidation	13.0
Income associated with certain corporate-owned life insurance programs	7.0
Gain on liquidation of operation in France	3.3

Total 2010 impact	$(36.3)

Operating income in 2011 was unfavorably impacted by integration costs of approximately $10 million, severance costs of approximately $7 million and lower revenues. Favorably impacting the current year were cost savings and synergies from the integrations, improvements driven by a higher mix of card versus non-card products and lower manufacturing and distribution costs driven by efficiency and cost reduction initiatives.

Our operating income for the year, and during the fourth quarter in particular, was impacted by changes to certain customer agreements in the value channel that are expected to provide expanded distribution. As discussed in our Form 10-Q for the third quarter ended November 26, 2010, we expected to incur incremental costs of approximately $7 million to $11 million during the fourth quarter, prior to generating the incremental revenue that is expected through this expanded distribution. During the fourth quarter, these costs totaled approximately $9 million, including fixture costs, field sales expenses and retailer allowances, as well as approximately $5 million associated with the implementation of a new SBT arrangement in one of those retailers.

Our effective tax rate for 2011 was 44.2%. The higher than statutory tax rate was primarily driven by the effective settlement of ten years of domestic tax audits which increased our estimated tax assessment and associated interest reserves by approximately $7 million. In addition, tax expense was impacted by the unfavorable settlements of audits in a foreign jurisdiction, the release of insurance reserves that generated taxable income, as well as the recognition of the deferred tax effects of the reduced deductibility of postretirement prescription drug coverage due to the recently enacted U.S. Patient Protection and Affordable Care Act.

RESULTS OF OPERATIONS

Comparison of the years ended February 28, 2011 and 2010

In 2011, net income was $87.0 million, or $2.11 per diluted share, compared to $81.6 million, or $2.03 per diluted share, in 2010.

Our results for 2011 and 2010 are summarized below:

		% Total		% Total
(Dollars in thousands)	2011	Revenue	2010	Revenue

Net sales	$1,560,213	98.0%	$1,598,292	97.7%
Other revenue	32,355	2.0%	37,566	2.3%

Total revenue	1,592,568	100.0%	1,635,858	100.0%
Material, labor and other production costs	682,368	42.8%	713,075	43.6%
Selling, distribution and marketing expenses	478,227	30.0%	507,960	31.0%
Administrative and general expenses	260,476	16.4%	276,031	16.9%
Other operating income — net	(3,205)	(0.2)%	(310)	(0.0)%

Operating income	174,702	11.0%	139,102	8.5%
Interest expense	25,389	1.6%	26,311	1.6%
Interest income	(853)	(0.0)%	(1,676)	(0.1)%
Other non-operating income — net	(5,841)	(0.4)%	(6,487)	(0.4)%

Income before income tax expense	156,007	9.8%	120,954	7.4%
Income tax expense	68,989	4.3%	39,380	2.4%

Net income	$87,018	5.5%	$81,574	5.0%

Revenue Overview

During 2011, consolidated net sales were $1.56 billion, down from $1.60 billion in the prior year. This 2.4%, or approximately $38 million, decline was primarily the result of decreased net sales in our North American Social Expression Products segment and our Retail Operations segment of approximately $53 million and $12 million, respectively. These decreases were partially offset by higher net sales in our fixtures business and in our International Social Expression Products segment of approximately $11 million and $7 million, respectively. Foreign currency translation also favorably impacted net sales by approximately $10 million.

Net sales in our North American Social Expression Products segment decreased approximately $53 million. This decrease is attributable to lower sales of party goods of approximately $31 million, gift packaging and other non-card products of approximately $13 million, and everyday cards of approximately $8 million. Net sales of party goods decreased due to the transaction completed in the prior year fourth quarter. SBT implementations unfavorably impacted net sales by approximately $6 million. These decreases were partially offset by improved seasonal card sales of approximately $5 million.

Net sales in our Retail Operations segment decreased approximately $12 million due to the sale of our retail store assets in April 2009. There were no net sales in our Retail Operations segment during the twelve months ended February 28, 2011.

The increase in our International Social Expression Products segment’s net sales of approximately $7 million was driven by our U.K. operations where boxed cards associated with our Christmas program and favorable overall card sales.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2011	2010

Everyday greeting cards	48%	48%
Seasonal greeting cards	24%	23%
Gift packaging	14%	14%
All other products*	14%	15%

*	The “all other products” classification includes, among other things, giftware, party goods, stationery, custom display fixtures, stickers, online greeting cards and other digital products.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $5.2 million from $37.6 million during 2010 to $32.4 million in 2011.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2011 and 2010 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2011	2010	2011	2010	2011	2010

Unit volume	(2.2)%	7.2%	(1.8)%	6.7%	(2.1)%	7.0%
Selling prices	1.0%	1.4%	2.3%	(1.6)%	1.4%	0.4%
Overall increase / (decrease)	(1.2)%	8.7%	0.4%	5.0%	(0.7)%	7.5%

During 2011, combined everyday and seasonal greeting card sales less returns declined 0.7%, compared to the prior year, driven by a decrease in everyday card sales less returns of 1.2%. The overall decrease was driven by our North American Social Expression Products segment, where increases in our seasonal card sales less returns are more than offset by decreases of everyday card sales less returns.

Everyday card sales less returns were down 1.2%, compared to the prior year, as a result of decreases in unit volume of 2.2% more than offsetting increases in selling prices of 1.0%. The selling price improvement was largely driven by our prior year acquisitions, which more than offset the impact of the continued shift to a higher mix of value line cards.

Seasonal card sales less returns increased 0.4%, with improved selling prices of 2.3% partially offset by a decline in unit volume of 1.8%. The increase in selling prices was primarily a result of our prior year acquisitions within our North American Social Expression Products segment, which more than offset the impact of the continued shift to a higher mix of value line cards. Based on current trends in the market, we expect the general shift to a higher mix of value line cards will continue in the foreseeable future for both everyday and seasonal cards.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2011 were $682.4 million, a decrease of approximately $31 million from $713.1 million during 2010. As a percentage of total revenue, these costs were 42.8% in the current year compared to 43.6% in 2010. About 70% of the lower expense was due to the elimination of operating costs as a result of the divestiture of the retail store operations ($5 million), the wind down of our Mexican operations ($8 million) and the shutdown of party goods operations ($8 million). In addition, inventory levels increased during the current year fourth quarter related to the anticipated expanded distribution in the dollar channel, causing an overall increase in inventory levels compared to the prior year. As a result, an additional amount of certain production and product related costs were absorbed into ending inventory, providing a benefit to MLOPC expense. During the prior year, inventory decreased during the year, causing less absorption of these production and product related costs, increasing MLOPC expense in the prior year. The net impact of these changing inventory levels and related absorption rates was a net year-over-year

MLOPC reduction of approximately $16 million. Partially offsetting these favorable items was an increase in product content costs ($6 million) and increased scrap and shrink expenses ($5 million). The prior year included impairment and severance charges related to the closure of the Kalamazoo, Michigan facility ($16 million) and the benefit of a favorable LIFO liquidation ($13 million) adjustment.

Selling, distribution and marketing expenses (“SDM”) for 2011 were $478.2 million, decreasing $29.8 million from $508.0 million in the prior year. The decrease in the current year was partially due to the elimination of operating costs due to the disposition of our retail stores ($13 million) and the wind down of our Mexican operations ($4 million), which both occurred in the prior year. Lower supply chain costs, specifically field sales and service operations costs ($18 million) and freight and distribution costs ($5 million) were the result of RPG and the Papyrus trademark and wholesale division of Schurman (collectively, “Papyrus-Recycled Greetings” or “PRG”) integration savings and a reduction in units shipped during the current year. These reductions were partially offset by increases in merchandiser expense ($3 million) and marketing, product management and product innovation costs ($4 million). Foreign currency translation ($3 million) was also unfavorable compared to the prior year.

Administrative and general expenses were $260.5 million in 2011, a decrease from $276.0 million during 2010. The decrease of $15.5 million in the current year is largely due to a prior year legal claim settlement ($24 million). Reductions in expense related to our pension and postretirement benefit plans ($6 million), as well as variable compensation expense ($7 million) also contributed to the decreased expense during the current year. Partially offsetting these favorable variances was increased stock compensation expense ($7 million) and continued PRG integration costs ($6 million). In addition, the prior year included a benefit related to corporate-owned life insurance ($7 million), which did not recur in the current year.

Other operating (income) expense — net was $3.2 million during the current year compared to $0.3 million in the prior year. The prior year included a loss on the sale of our retail stores to Schurman ($28 million) and a gain as a result of the party goods transaction ($34 million). The prior year also included a net loss on the recognition of cumulative foreign currency translation adjustments ($9 million) related to the shutdown of our distribution facility in Mexico and the liquidation of an operation in France.

Interest expense was $25.4 million during the current year, down from $26.3 million in 2010. The decrease of $0.9 million is primarily attributable to interest savings resulting from the $99.3 million repayment of our term loan, previously outstanding under our senior secured credit facility, as well as reduced borrowings under this facility in the current year.

Other non-operating income was $5.8 million during 2011 compared to $6.5 million during 2010. The decrease in the current year is primarily due to a swing from foreign exchange gain in the prior year to a loss in the current year, partially offset by $3.5 million of gains on the disposal of assets, primarily land and buildings in Mexico and Australia.

The effective tax rate was 44.2% and 32.6% during 2011 and 2010, respectively. The higher than statutory tax rate in 2011 was primarily driven by the effective settlement of ten years of domestic tax audits which increased our estimated tax assessment and associated interest reserves by approximately $7 million. The impact of unfavorable settlements of audits in a foreign jurisdiction, the release of insurance reserves that generated taxable income, as well as the recognition of the deferred tax effects of the reduced deductibility of postretirement prescription drug coverage due to the recently enacted U.S. Patient Protection and Affordable Care Act also contributed to the higher than statutory rate in 2011. The lower than statutory rate during 2010 is primarily a result of favorable impacts of the wind down of our Mexican operations, settlements with taxing authorities in foreign jurisdictions, and the benefit of certain tax free proceeds from corporate-owned life insurance.

Segment Results

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC280”), “Segment Reporting,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. The AG Interactive segment distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices.

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

North American Social Expression Products Segment

(Dollars in thousands)	2011	2010	% Change

Total revenue	$1,173,599	$1,226,520	(4.3)%
Segment earnings	210,154	232,614	(9.7)%

Total revenue of our North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, decreased $52.9 million compared to 2010. Decreased sales of party goods due to the transaction completed in the prior year fourth quarter reduced total revenue by approximately $31 million during 2011. Also contributing to the decline was a decrease in gift packaging and other non-card products of approximately $13 million and a decrease in everyday card sales of approximately $8 million. SBT implementations unfavorably impacted net sales by approximately $6 million. These decreases were partially offset by improved seasonal card sales of approximately $5 million.

Segment earnings, excluding the impact of foreign exchange and intersegment items, decreased $22.5 million in 2011 compared to the prior year. This decrease was primarily driven by the gross margin impact of lower sales volume of approximately $32 million due to the party goods transaction in the prior year fourth quarter and lower sales of gift packaging and other non-card products compared to the prior year. In addition, the prior year included a gain of approximately $34 million as a result of the party goods transaction, and a favorable LIFO liquidation adjustment of approximately $13 million, both of which did not recur in the current year. Incremental integration costs of approximately $6 million associated with our PRG acquisition, and increases in marketing, product management and product innovation costs of approximately $8 million also had an unfavorable impact on earnings. Partially offsetting these unfavorable items were reduced supply chain costs, specifically field sales and service operations, of approximately $18 million as a result of savings achieved through PRG integration efforts and a reduction in units shipped. In addition, inventory levels increased during the current year fourth quarter related to the anticipated expanded distribution in the dollar channel, causing an overall increase in inventory levels compared to the prior year. As a result, an additional amount of certain production and product related costs were absorbed into ending inventory, providing a benefit to MLOPC expense. During the prior year, inventory decreased during the year, causing less absorption of these production and product related costs, increasing MLOPC expense in the prior year. The net impact of these changing inventory levels and related absorption rates was a net year-over-year MLOPC reduction of approximately $16 million. The prior year included impairment and severance charges related to the closure of the Kalamazoo, Michigan facility of approximately $16 million, which did not recur in 2011. The elimination of operating costs due to the wind down of our Mexican operations during the prior year third quarter also favorably impacted segment earnings by approximately $22 million.

International Social Expression Products Segment

(Dollars in thousands)	2011	2010	% Change

Total revenue	$256,507	$250,026	2.6%
Segment earnings	19,536	16,693	17.0%

Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $6.5 million, or 2.6%, compared to the prior year. The increase in the current year was primarily driven by an increase in boxed cards associated with our Christmas program and favorable overall card sales.

Segment earnings, excluding the impact of foreign exchange, increased $2.8 million, or 17.0%, from the prior year to $19.5 million in the current year. This increase was attributable to higher sales, a gain on the sale of a building, reduced inventory scrap expense and reduced freight and distribution expense, partially offset by higher product costs and bad debt expense.

Retail Operations Segment

(Dollars in thousands)	2011	2010	% Change

Total revenue	$-	$11,727	(100)%
Segment loss	-	(34,830)	100%

In April 2009, we sold our retail store assets to Schurman. As a result, there was no activity in the Retail Operations segment during 2011. The prior year results included the loss on disposition of the segment of approximately $28 million.

AG Interactive Segment

(Dollars in thousands)	2011	2010	% Change

Total revenue	$78,407	$80,320	(2.4)%
Segment earnings	14,103	11,319	24.6%

Total revenue of our AG Interactive segment, excluding the impact of foreign exchange, was $78.4 million compared to $80.3 million in the prior year. During the current year, we experienced lower e-commerce revenue in our digital photography product group of approximately $1.9 million. Higher revenue from advertising and new product introductions was offset by lower subscription revenue in our online product group. At February 28, 2011, AG Interactive had approximately 3.8 million online paid subscriptions versus 3.9 million at February 28, 2010.

Segment earnings, excluding the impact of foreign exchange, increased $2.8 million during 2011 compared to the prior year. The increase in 2011 compared to the prior year was driven by the continued decrease in overhead expenses and technology costs that is being driven by ongoing efficiency and cost reduction initiatives. In addition, marketing expenses were down in the current year compared to the prior year. The prior year included a benefit of approximately $3 million related to the currency translation adjustment of equity that was recognized in conjunction with the liquidation of an operation in France.

Unallocated Items

Centrally incurred and managed costs, excluding the impact of foreign exchange, totaled $106.3 million and $116.5 million in 2011 and 2010, respectively, and are not allocated back to the operating segments. The unallocated items included interest expense for centrally incurred debt of $25.4 million and $26.3 million in 2011 and 2010, respectively, and domestic profit-sharing expense of $9.8 million and $9.3 million in 2011 and 2010, respectively. Unallocated items also included stock-based compensation expense of $13.0 million and $5.8 million in 2011 and 2010, respectively. In 2010, unallocated items included the settlement of a lawsuit totaling $24.0 million. In addition, unallocated items included costs associated with corporate operations including the senior management, corporate finance, legal and human resource functions, as well as insurance programs. These costs totaled $58.1 million and $51.1 million in 2011 and 2010, respectively.

Comparison of the years ended February 28, 2010 and 2009

In 2010, net income was $81.6 million, or $2.03 per diluted share, compared to a net loss of $227.8 million, or $4.89 per diluted share, in 2009.

Our results for 2010 and 2009 are summarized below:

		% Total		% Total
(Dollars in thousands)	2010	Revenue	2009	Revenue

Net sales	$1,598,292	97.7%	$1,646,399	97.4%
Other revenue	37,566	2.3%	44,339	2.6%

Total revenue	1,635,858	100.0%	1,690,738	100.0%
Material, labor and other production costs	713,075	43.6%	809,956	47.9%
Selling, distribution and marketing expenses	507,960	31.0%	618,899	36.6%
Administrative and general expenses	276,031	16.9%	226,317	13.4%
Goodwill and other intangible assets impairment	-	0.0%	290,166	17.2%
Other operating income — net	(310)	(0.0)%	(1,396)	(0.1)%

Operating income (loss)	139,102	8.5%	(253,204)	(15.0)%
Interest expense	26,311	1.6%	22,854	1.4%
Interest income	(1,676)	(0.1)%	(3,282)	(0.2)%
Other non-operating (income) expense — net	(6,487)	(0.4)%	2,157	0.1%

Income (loss) before income tax expense (benefit)	120,954	7.4%	(274,933)	(16.3)%
Income tax expense (benefit)	39,380	2.4%	(47,174)	(2.8)%

Net income (loss)	$81,574	5.0%	$(227,759)	(13.5)%

Revenue Overview

Consolidated net sales in 2010 were $1.60 billion, compared to $1.65 billion in the prior year. This 2.9%, or approximately $48 million, decrease was primarily the result of lower net sales in our Retail Operations segment of approximately $158 million, unfavorable foreign currency translation of approximately $32 million and a decrease in net sales in our AG Interactive segment of approximately $3 million. These decreases were partially offset by higher net sales in our North American Social Expression Products segment of approximately $140 million and increased net sales in our International Social Expression Products segment of approximately $4 million due to improved sales of gifting and other non-card products.

Net sales of our North American Social Expression Products segment increased approximately $140 million compared to the prior year. Greeting cards improved approximately $169 million, due to the acquisition of PRG, which added approximately $129 million, as well as growth in our legacy greeting card business of approximately $26 million and the impact of lower deferred cost reserves of approximately $14 million. This increase was partially offset by lower accessories sales of approximately $24 million, including gift packaging, calendars and party goods, as well as lower sales of approximately $5 million in Mexico as we began winding down our operations there in the third quarter of 2010.

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

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2010	2009

Everyday greeting cards	48%	43%
Seasonal greeting cards	23%	22%
Gift packaging	14%	14%
All other products*	15%	21%

*	The “all other products” classification includes, among other things, giftware, party goods, stationery, custom display fixtures, stickers, online greeting cards and other digital products.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $6.7 million from $44.3 million during 2009 to $37.6 million in 2010.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2010 and 2009 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2010	2009	2010	2009	2010	2009

Unit volume	7.2%	1.7%	6.7%	3.4%	7.0%	2.2%
Selling prices	1.4%	(1.5)%	(1.6)%	(5.3)%	0.4%	(2.7)%
Overall increase / (decrease)	8.7%	0.2%	5.0%	(2.1)%	7.5%	(0.5%)

During 2010, combined everyday and seasonal greeting card sales less returns improved 7.5%, compared to the prior year, with increases coming from both everyday and seasonal cards. The overall increase was driven by the PRG acquisition.

Everyday card sales less returns were up 8.7%, compared to the prior year, as a result of increases in both unit volume and selling prices of 7.2% and 1.4%, respectively. The increase in unit volume was the result of the PRG acquisition. Increased selling prices were driven primarily by our North American Social Expression Products segment where higher priced technology and Papyrus cards are continuing to improve average prices despite the growing volume of value line cards.

Seasonal card sales less returns increased 5.0% compared to the prior year as a result of increases in unit volume of 6.7%. This increase in unit volume was driven by the acquisition of PRG as well as improvements in the Easter, Christmas and Father’s Day seasonal programs. The decrease in selling prices of 1.6% related primarily to the continued mix shift towards value priced cards across most seasonal programs and a more balanced offering of technology cards.

Expense Overview

MLOPC Expenses for 2010 were $713.1 million, a decrease from $810.0 million in 2009. As a percentage of total revenue, these costs were 43.6% in 2010 compared to 47.9% in 2009. The decrease of $96.9 million is driven by our continued focus on the efficiency of our operations, including tightened control of costs, reductions in supply chain, scrap, and distribution costs due to an improved balance of card unit shipments with card unit net sales, a favorable change in the product mix, and a favorable foreign currency translation impact of approximately $16 million. The favorable product mix of approximately $27 million is primarily due to a sales shift towards lower cost card products versus non-card products. This shift to a higher mix of greeting cards was due to the acquisition of PRG as well as increased net sales within our legacy greeting card business, as well as lower sales of gift packaging, calendars and party goods products. The disposition of the Retail Operations segment, which sold many non-card gifting products, also contributed to the favorable mix. The lower costs are also attributable to decreased scrap and shrink ($23 million) and the LIFO liquidation ($13 million) that we experienced during 2010 as a result of improved inventory management. The remaining decrease of approximately $17 million is attributable to lower product input costs, realization of other cost savings initiatives put in place during the fourth quarter of 2009 and a favorable volume variance. Included in 2009 were costs ($5 million) associated with the conversion to our new Canadian line of cards and expenses ($16 million) associated with our production of film-based entertainment, both of which did not recur in 2010. Partially offsetting these decreases were impairment and severance charges related to the closure of the Kalamazoo, Michigan facility ($16 million) and inventory charges associated with the wind down of our Mexico distribution facility ($4 million) during 2010.

SDM expenses were $508.0 million in 2010, decreasing from $618.9 million in 2009. The decrease of $110.9 million is due to lower spending ($97 million) and favorable foreign currency translation ($14 million). The decreased spending is a result of the elimination of the costs to operate our retail stores ($98 million) due to the disposition of those stores during the first quarter of 2010, reduced supply chain costs ($36 million), specifically freight and distribution costs, due to a decrease in units shipped, as well as less expenses in our licensing business ($11 million). The lower expenses in our licensing business are attributable to the benefits from 2009 overhead reductions and less agency fees in line with the decrease in royalty revenue in 2010. These favorable variances were substantially offset by ongoing SDM expenses ($48 million) from our PRG acquisition.

Administrative and general expenses were $276.0 million in 2010, an increase from $226.3 million in 2009. The $49.7 million increase is due to increased spending ($53 million) offset by favorable foreign currency translation impacts ($3 million). The increase in spending is primarily driven by variable compensation expense ($47 million) which includes bonus, profit-sharing contributions, and 401(k) matching contributions and the settlement of a legal claim ($24 million). The fiscal year 2009 included a nominal amount of variable compensation expenses, as we did not meet the 2009 operating results required to make these variable compensation payments. These increases were partially offset by a corporate-owned life insurance benefit ($10 million) due to higher than average death benefit income reported by our third party administrators, lower bad debt expense ($4 million) and savings from prior year cost reduction initiatives.

During 2009, goodwill and other intangible assets impairment charges of $290.2 million were recorded. In the third quarter of 2009, indicators emerged during the period that led us to conclude that an impairment test was required prior to the annual test. As a result, impairment was recorded for a reporting unit in the International Social Expression Products segment, located in the U.K., and in our AG Interactive segment. The goodwill impairment charge recorded in the U.K. was $82.1 million, which represented all of the goodwill for this reporting unit. The goodwill and intangible assets impairment charge for the AG Interactive segment was $160.1 million, which included all of the goodwill for AG Interactive. An additional impairment analysis was performed at the end of the fourth quarter of 2009 as a result of the continued significant deterioration of the global economic environment and the decline in the price of our common shares. Based on that analysis, we recorded goodwill charges of $47.9 million, which included all the goodwill for our North American Greeting Card Division (“NAGCD”). NAGCD is part of our North American Social Expression Products segment.

Interest expense was $26.3 million in 2010, compared to $22.9 million in 2009. The increase of $3.4 million is attributable to increased borrowings on the new 7.375% notes and the $100 million term loan facility that were issued and drawn down, respectively, during the fourth quarter of 2009. These increases were partially offset by decreased borrowings on our revolving credit facility.

Other operating income — net was $0.3 million in 2010 compared to $1.4 million in 2009. 2010 includes a loss of approximately $28 million on the sale of our retail stores to Schurman and a net loss of approximately $8.6 million on the recognition of cumulative foreign currency translation adjustments related to the shutdown of our distribution facility in Mexico and the liquidation of an operation in France. These losses were partially offset by a gain of approximately $34 million associated with the party goods transaction.

Other non-operating (income) expense — net was income of $6.5 million during 2010 compared to expense of $2.2 million in 2009. The $8.7 million increase in income is due primarily to a swing from foreign exchange loss in 2009 to a gain in 2010.

The effective tax rate was 32.6% and 17.2% during 2010 and 2009, respectively. The lower than statutory rate in 2010 is primarily a result of the favorable effect of the wind down of our operations in Mexico, settlements with taxing authorities in foreign jurisdictions and the benefit of certain tax free proceeds from corporate-owned life insurance. The lower effective tax rate in 2009 is primarily related to the goodwill impairment and its impact on the pretax loss in that period as only a portion of the charge was deductible for tax purposes.

Segment Results

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under ASC 280 certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. The AG Interactive segment distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The AG Interactive segment also offers online photo sharing and a platform to provide consumers the ability to use their own photos to create unique, high quality physical products, including greeting cards, calendars, photo albums and photo books.

We review segment results, including the evaluation of management performance, using consistent exchange rates between years to eliminate the impact of foreign currency fluctuations from operating performance. The segment results of prior years have been recast to reflect the 2011 foreign exchange rates for a consistent presentation. Refer to Note 16, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “Income (loss) before income tax expense (benefit).”

North American Social Expression Products Segment

(Dollars in thousands)	2010	2009	% Change

Total revenue	$1,226,520	$1,086,398	12.9%
Segment earnings	232,614	67,412	245.1%

Total revenue of our North American Social Expression Products segment, excluding the impact of foreign exchange and intersegment items, increased $140.1 million during 2010 compared to 2009. The majority of the revenue improvement is attributable to higher sales of greetings cards, from the acquisition of PRG, which added approximately $129 million, as well as growth in our legacy greeting card business, which increased by approximately $26 million and the impact of lower deferred cost reserves of approximately $14 million. The increased revenue from greeting cards was partially offset by lower sales in our gift packaging, calendar and party goods product lines of approximately $24 million. Additionally, fiscal 2010 included the impact of lower revenue from our operations in Mexico of approximately $5 million as we moved to a third party distribution business model during the third quarter.

Segment earnings, excluding the impact of foreign exchange and intersegment items, increased $165.2 million in the current year compared to 2009. Higher net sales combined with improvements in product mix, lower input costs and other cost savings initiatives provided benefits of approximately $35 million. An improved balance of card unit shipments compared to card unit net sales reduced supply chain, scrap and distribution costs by approximately $63 million. The gain on the sale of certain assets, equipment and processes of the DesignWare party goods product lines in conjunction with the party goods transaction resulted in a gain of approximately $34 million. Segment earnings were also favorably impacted by a reduction of certain deferred cost reserves of approximately $14 million. The LIFO liquidation resulting from better inventory management of approximately $13 million and approximately $7 million in savings recognized from reductions in non-income tax expenses positively impacted earnings. Also contributing to the current year favorability was the prior year goodwill impairment charge of $48 million, which unfavorably impacted the 2009 earnings. Partially offsetting these improvements were the impairment and severance charges of approximately $16 million recorded in connection with the closing of the Kalamazoo, Michigan facility, increased variable compensation expense of approximately $17 million and approximately $18 million associated with the shutdown of the distribution facility in Mexico.

International Social Expression Products Segment

(Dollars in thousands)	2010	2009	% Change

Total revenue	$250,026	$245,331	1.9%
Segment earnings (loss)	16,693	(68,545)	-

Total revenue of our International Social Expression Products segment, excluding the impact of foreign exchange, increased $4.7 million, or 1.9% during 2010, compared to the prior year. The revenue improvement is primarily attributable to improved sales of non-card products as a result of new product introductions.

Segment earnings, excluding the impact of foreign exchange, increased $85.2 million from a loss of $68.5 million in 2009 to earnings of $16.7 million during the current year. The increase is primarily the result of the goodwill impairment charge of approximately $59 million (approximately $82 million reported above less approximately $23 million of foreign currency based on the consistent exchange rates utilized for segment reporting purposes) that was recorded during the third quarter of 2009. The remaining increase is attributable to the cost reduction initiatives implemented during 2009, higher sales in 2010, customer sales mix and charges taken in the prior year as a result of the bankruptcy of a major customer.

Retail Operations Segment

(Dollars in thousands)	2010	2009	% Change

Total revenue	$11,727	$170,066	(93.1)%
Segment loss	(34,830)	(19,727)	(76.6)%

In April 2009, we sold our retail store assets to Schurman. As a result, 2010 included results for the portion of the period that we operated the stores as well as the loss on disposition.

Total revenue, excluding the impact of foreign exchange, in our Retail Operations segment decreased $158.3 million for 2010, compared to the prior year period due to the disposition.

Segment earnings, excluding the impact of foreign exchange, was a loss of $34.8 million in 2010, compared to a loss of $19.7 million during 2009. The segment loss in 2010 included a $28 million loss on the disposition and approximately $1 million of severance expense as a result of the disposition of the stores.

AG Interactive Segment

(Dollars in thousands)	2010	2009	% Change

Total revenue	$80,320	$82,623	(2.8)%
Segment earnings (loss)	11,319	(159,670)	-

Total revenue of our AG Interactive segment for 2010, excluding the impact of foreign exchange, was $80.3 million compared to $82.6 million in the prior year. The lower revenue is due primarily to lower e-commerce revenue in our digital photography product group and lower advertising revenue in our online product group, as market conditions continue to be challenging, partially offset by increased subscription revenue in our online product group. At the end of 2010, AG Interactive had approximately 3.9 million online paid subscriptions versus 4.1 million at the prior year-end.

Segment earnings, excluding the impact of foreign exchange, were $11.3 million in 2010 compared to a loss of $159.7 million during the prior year. The increase of $171.0 million compared to the prior year is primarily attributable to the goodwill and intangible asset impairments of approximately $153 million (approximately $160 million reported above less approximately $7 million of foreign currency based on the consistent exchange rates utilized for segment reporting purposes). Fiscal 2010 included a benefit of approximately $3 million related to the currency translation adjustment of equity that was recognized in conjunction with the liquidation of an operation in France. Also contributing to the improvement in 2010 were benefits of cost reduction efforts taken towards the end of the prior fiscal year and less intangible asset amortization expense as a result of the intangible asset impairment recorded during the prior year.

Unallocated Items

Centrally incurred and managed costs, excluding the impact of foreign exchange, totaled $116.5 million and $80.2 million in 2010 and 2009, respectively, and are not allocated back to the operating segments. The unallocated items included interest expense for centrally incurred debt of $26.3 million and $22.9 million in 2010 and 2009, respectively, and domestic profit-sharing expense of $9.3 million in 2010. We did not incur profit-sharing expense during 2009 based on the operating results in the year. Unallocated items also included stock-based compensation expense of $5.8 million and $4.4 million in 2010 and 2009, respectively. In 2010, unallocated items included the settlement of a lawsuit totaling $24.0 million, all of which was paid as of February 28, 2010. In addition, unallocated items included costs associated with corporate operations including the senior management, corporate finance, legal and human resource functions, as well as insurance programs. These costs totaled $51.1 million and $52.9 million in 2010 and 2009, respectively.

Liquidity and Capital Resources

Operating Activities

During the year, cash flow from operating activities provided cash of $179.8 million compared to $197.5 million in 2010, a decrease of $17.7 million. Cash flow from operating activities for 2010 compared to 2009 resulted in an increase of $124.5 million from $73.0 million in 2009.

Other non-cash charges were $3.7 million during 2011 compared to $12.4 million in 2010 and $3.8 million in 2009. The decrease from prior year is primarily due to an $8.6 million loss on foreign currency translation adjustments that were reclassified to earnings upon liquidation of our operations in Mexico and France.

Accounts receivable was a source of cash of $15.3 million in 2011 compared to a use of cash of $56.1 million in 2010 and a use of cash of $6.5 million in 2009. As a percentage of the prior twelve months’ net sales, net accounts receivable was 7.7% at February 28, 2011 compared to 8.5% at February 28, 2010. The improvement in cash flow in the current year was the result of a higher accounts receivable balance at February 28, 2010 as compared to February 28, 2009. As disclosed with our results for the year ended February 28, 2010, the increased balance was partially due to higher sales in the fourth quarter and the timing of collections from certain customers compared to the prior year. These amounts were collected during the twelve months ended February 28, 2011, thus resulting in a source of cash.

Inventories were a use of cash of $13.1 million in 2011 compared to sources of cash of $14.9 million in 2010 and $2.9 million in 2009. The use of cash in 2011 is primarily due to an inventory build during the fourth quarter related to expanded distribution expected within the dollar channel during the upcoming year. The source of cash in 2010 is attributable to the North American Social Expression Products segment, which lowered inventory levels for all product categories.

Other current assets were a use of cash of $1.9 million during 2011, compared to sources of cash of $16.9 million during 2010 and $17.3 million in 2009. The decrease in the current year is primarily due to a large cash generation in 2010, which was attributable to the use of trust assets to fund active medical claim expenses. The activity in 2009 is primarily attributable to a $90 million receivable recorded as part of the termination of several long-term supply agreements in fiscal 2007. Approximately $60 million of this receivable was collected in the fourth quarter of 2007 and the balance was received in 2008 and 2009.

Deferred costs — net generally represents payments under agreements with retailers net of the related amortization of those payments. During 2011, 2010 and 2009, amortization exceeded payments by $14.3 million, $18.4 million and $27.6 million, respectively.

Accounts payable and other liabilities used $31.0 million of cash in 2011 compared to $0.6 million of cash in 2010 and $68.2 million of cash in 2009. The change was largely attributable to the difference in variable compensation payments in the year ended February 28, 2011 compared to the year ended February 28, 2010. The current year includes the payment of variable compensation from the year ended February 28, 2010 where we exceeded our established compensation targets, thus a large use of cash in the current year period. The prior year included minimal compensation payments related to the Corporation’s performance in the year ended February 28, 2009, as compensations targets were not met.

Investing Activities

Cash provided by investing activities was $8.2 million during 2011 compared to cash used by investing activities of $40.0 million during 2010 and $137.3 million during 2009. The source of cash during 2011 included $25.2 million received for the sale of certain assets, equipment and processes of the DesignWare party goods product lines, which occurred in the prior year fourth quarter. This cash was held in escrow at February 28, 2010. The current year also included a $5.7 million return of capital related to our investment in AAH Holdings Corporation, the parent company of Amscan. In addition, we received approximately $12 million related to the sale of the land and buildings associated with the closure of our Mexico facility and a manufacturing facility within the International Expressions Product segment during the current year.

Capital expenditures totaled $36.3 million, $26.6 million and $55.7 million in 2011, 2010 and 2009, respectively. We currently expect 2012 capital expenditures to total in the range of $45 million to $50 million.

The use of cash during 2010 was primarily related to cash payments for business acquisitions and capital expenditures. During fiscal 2010, we acquired the Papyrus brand and its related wholesale business division from Schurman. At the same time, we sold the assets of our Retail Operations segment to Schurman and acquired an equity interest in Schurman. Cash paid, net of cash acquired, was $14.0 million. Also, in fiscal 2010, we paid $5.3 million of acquisition costs related to RPG, which we acquired in the fourth quarter of 2009. Partially offsetting these uses of cash were proceeds of $4.7 million from the sale of our calendar and candy product lines and $1.1 million from the sale of fixed assets.

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

Financing Activities

Financing activities used $117.2 million of cash during 2011 compared to using $86.5 million of cash in 2010 and providing $23.0 million of cash in 2009. The use of cash in the current year relates primarily to the repayment of the term loan under our senior secured credit facility in the amount of $99.3 million as well as share repurchases and dividend payments. During 2011, we paid $13.5 million to repurchase approximately 0.5 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation and paid dividends of $22.4 million.

In 2010, the cash used related primarily to net repayments of long-term debt borrowings of $62.4 million as well as share repurchases and dividend payments. During 2010, $5.8 million was paid to repurchase approximately 1.5 million Class A common shares under our repurchase program and $6.0 million was paid to repurchase approximately 0.3 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. We paid dividends totaling $19.0 million during 2010.

In 2009, the cash provided by financing activities related primarily to additional long-term debt borrowings of $141.5 million partially offset by share repurchases and long-term debt repayments. During 2009, $73.8 million was paid to repurchase approximately 7.9 million shares under our Class A common share repurchase programs and $0.2 million was paid to repurchase approximately 10,000 Class B common shares in accordance with our Amended and Restated Articles of Incorporation. During the second quarter of 2009, $22.5 million was paid upon exercise of the put option on our 6.10% senior notes. We paid dividends totaling $22.6 million during 2009.

Our receipt of the exercise price on stock options provided $16.6 million, $6.6 million and $0.5 million in 2011, 2010 and 2009, respectively.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $430 million at February 28, 2011. This included our $350 million senior secured credit facility and our $80 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At February 28, 2011, we had no borrowings outstanding under the accounts receivable securitization facility or the revolving credit facility. We had, in the aggregate, $44.7 million outstanding under letters of credit, which reduces the total credit availability thereunder as of February 28, 2011.

On June 11, 2010, we amended and restated our senior secured credit facility by entering into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). Pursuant to the terms of the Amended and Restated Credit Agreement, we may continue to borrow, repay and re-borrow up to $350 million under the revolving credit facility, with the ability to increase the size of the facility to up to $400 million, subject to customary conditions. The Amended and Restated Credit Agreement also continues to provide for a $25 million sub-limit for the issuance of swing line loans and a $100 million sub-limit for the issuance of letters of credit.

The obligations under the Amended and Restated Credit Agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our personal property and our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our material first tier international subsidiaries. The Amended and Restated Credit Agreement, including revolving loans thereunder, will mature on June 11, 2015. In connection with the Amended and Restated Credit Agreement, the term loan under the original credit facility was terminated and we repaid the full $99 million outstanding under the term loan using cash on hand. The proceeds of the borrowings under the Amended and Restated Credit Agreement may be used to provide working capital and for other general corporate purposes.

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

The interest rate under the accounts receivable securitization facility is based on (i) commercial paper interest rates, (ii) LIBOR rates plus an applicable margin or (iii) a rate that is the higher of the prime rate as announced by the applicable purchaser financial institution or the federal funds rate plus 0.50%. AGC Funding pays an annual commitment fee of 60 basis points on the unfunded portion of the accounts receivable securitization facility, together with customary administrative fees on outstanding letters of credit that have been issued and on outstanding amounts funded under the facility.

The amended and restated receivables purchase agreement contains representations, warranties, covenants and indemnities customary for facilities of this type, including our obligation to maintain the same consolidated leverage ratio as it is required to maintain under its secured credit facility.

On May 24, 2006, we issued $200 million of 7.375% senior unsecured notes, due on June 1, 2016 (the “Original Senior Notes”). The proceeds from this issuance were used for the repurchase of our 6.10% senior notes due on August 1, 2028 that were tendered in the tender offer and consent solicitation that was completed on May 25, 2006.

On February 24, 2009, we issued $22 million of additional 7.375% senior unsecured notes described above (“Additional Senior Notes”) and $32.7 million of new 7.375% unsecured notes due on June 1, 2016 (“New Notes”, together with the Original Senior Notes, and the Additional Senior Notes, the “Notes”) in conjunction with the acquisition of RPG. The original issue discount from the issuance of these notes of $26.2 million was recorded as a reduction of the underlying debt issuances and is being amortized over the life of the debt using the effective interest method. Including the original issue discount, the New Notes and the Additional Senior Notes have an effective annualized interest rate of approximately 20.3%. Except as described below, the terms of the New Notes and the Additional Senior Notes are the same.

The Notes will mature on June 1, 2016 and bear interest at a fixed rate of 7.375% per annum, commencing June 1, 2009. The Notes constitute general, unsecured obligations of the Corporation. The Notes rank equally with our other senior unsecured indebtedness and senior in right of payment to all of our obligations that are, by their terms, expressly subordinated in right of payment to the Notes, as applicable. The Original Senior Notes and the Additional Senior Notes are effectively subordinated to all of our secured indebtedness, including borrowings under our credit agreement, to the extent of the value of the assets securing such indebtedness. The New Notes are contractually subordinated to amounts outstanding under the credit agreement, and are effectively subordinated to any other secured indebtedness that we may issue from time to time to the extent of the value of the assets securing such indebtedness.

The Notes generally contain comparable covenants as described above for our credit agreement. The New Notes, however, also provide that if we incur more than an additional $10 million of indebtedness (other than indebtedness under the credit agreement or certain other permitted indebtedness), such indebtedness must be (a) pari passu in right of payment to the New Notes and expressly subordinated in right of payment to the credit agreement at least to the same extent as the New Notes, or (b) expressly subordinated in right of payment to the New Notes. Alternatively, we can redeem the New Notes in whole, but not in part, at a purchase price equal to 100% of the principal amount thereof plus accrued but unpaid interest, if any, or have the subordination provisions removed from the New Notes.

At February 28, 2011, we were in compliance with our financial covenants under the borrowing agreements described above.

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $237.5 (at a carrying value of $232.7) and $224.7 (at a carrying value of $230.5) at February 28, 2011 and 2010, respectively. As of February 28, 2011, there were no balances outstanding under our revolving credit facility or receivables purchase agreements. The total fair value of our non-publicly traded debt, term loan and revolving credit facility, based on comparable publicly traded debt prices, was $99.3 million (at a carrying value of $99.3 million) at February 28, 2010.

Throughout fiscal 2012, we will continue to consider all options for capital deployment including growth options, capital expenditures, the opportunity to repurchase our own shares, reducing debt or, as appropriate, preserving cash. Consistent with this ongoing objective, in March 2011 we announced that in fiscal 2012 we expect that we will begin to invest in the development of a world headquarters in the Northeast Ohio area. While the state of Ohio has committed to a number of tax credits, loans and other incentives to encourage us to remain in Ohio, we expect to spend tens of millions of dollars of our own funds on the project, the majority of which are expected to be incurred after fiscal 2012. In addition, as announced in January 2009, our Board of Directors has authorized the repurchase of up to $75 million of Class A common shares ($46.6 million remaining at February 28, 2011), that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. We also may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise, including strategically repurchasing our 7.375% senior unsecured notes due in 2016. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Over the next five to seven years we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Due to the long-term nature of this project, together with the fact that we are in the early stages of this project, currently we cannot reasonably estimate amounts that we will spend over the life of this project; however, amounts could be material in any given fiscal year and over the life of the project. During fiscal 2012, we currently estimate that we will spend $13 million plus or minus 25%, including both expense and capital, on these system projects. In addition, as described in Notes 1 and 11 to the Consolidated Financial Statements included in Part I of this report, in connection with our sale of certain of the assets of our Retail Operations segment to Schurman, we remain subject to a number of Schurman’s retail store leases on a contingent basis through our subleases, and have provided Schurman credit support, including a $12 million guaranty of amounts that may from time to time be owed by Schurman to the lenders under its senior revolving credit facility, as well as the ability to borrow from us up to $10 million under a loan agreement we have with Schurman.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 28, 2011:

	Payment Due by Period as of February 28, 2011
(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total

Long-term debt	$-	$-	$-	$-	$-	$254,867	$254,867
Operating leases (1)	16,195	11,599	8,075	6,143	4,831	10,525	57,368
Commitments under customer agreements	64,116	38,334	31,234	6,733	-	-	140,417
Commitments under royalty agreements	9,181	10,208	3,510	3,400	9,472	2,300	38,071
Interest payments	21,139	20,921	20,649	20,649	19,320	4,833	107,511
Severance	6,423	1,159	420	-	-	-	8,002
Commitments under purchase agreements	4,500	4,500	4,500	4,500	-	-	18,000

	$121,554	$86,721	$68,388	$41,425	$33,623	$272,525	$624,236

(1)	Approximately $36.1 million of the operating lease commitments in the table above relate to retail stores acquired by Schurman that are being subleased to Schurman. The failure of Schurman to operate the retail stores successfully could have a material adverse effect on the Corporation, because if Schurman is not able to comply with its obligations under the subleases, the Corporation remains contractually obligated, as primary lessee, under those leases.

The interest payments in the above table are determined assuming the same level of debt outstanding in the future years as at February 28, 2011 for the revolving credit facility at the current average interest rates for those facilities.

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 28, 2011.

Although we do not anticipate that contributions will be required in 2012 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001, we may make contributions in excess of the legally required minimum contribution level. Refer to Note 12 to the Consolidated Financial Statements. We do anticipate that contributions will be required beginning in fiscal 2014, but those amounts have not been determined as of February 28, 2011.

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

Sales Returns

We provide for estimated returns for products sold with the right of return, primarily seasonal cards and certain other seasonal products, in the same period as the related revenues are recorded. These estimates are based upon historical sales returns, the amount of current year sales and other known factors. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or its market. We regularly monitor our actual performance to estimated rates and the adjustments attributable to any changes have historically not been material.

Deferred Costs

In the normal course of our business, we enter into agreements with certain customers for the supply of greeting cards and related products. We view such agreements as advantageous in developing and maintaining business with our retail customers. The customer may receive a combination of cash payments, credits, discounts, allowances and other incentives to be earned as product is purchased from us over the stated term of the agreement or minimum purchase volume commitment. These agreements are negotiated individually to meet competitive situations and therefore, while some aspects of the agreements may be similar, important contractual terms may vary. In addition, the agreements may or may not specify us as the sole supplier of social expression products to the customer.

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain an allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to an estimate of its future value based upon expected recoverability. Losses attributed to these specific events have historically not been material. The aggregate average remaining life of our contract base is 6.7 years.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17 (“ASU 2009-17”), (Consolidations Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“VIE”).” ASU 2009-17 requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. It also requires an entity to qualitatively, rather than quantitatively, determine whether a company is the primary beneficiary of a VIE. Under the new standard, the primary beneficiary of a VIE is a party that has the controlling financial interest in the VIE and has both the power to direct the activities that most significantly impact the VIE’s economic success and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. Our adoption of this standard on March 1, 2010 did not have a material effect on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures,” that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation, and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements, which becomes effective for interim and annual periods beginning after December 15, 2010. On March 1, 2010, we adopted this standard, except for the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward. Our adoption of this standard did not have a material effect on our financial statements. Also, we do not expect that the adoption of the enhanced disclosures for Level 3 fair value measurements will have a material effect on our financial statements.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	competitive terms of sale offered to customers;

•	Schurman’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	the timing and impact of converting customers to a scan-based trading model;

•	our ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh we may implement;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology, including social media, on core product sales;

•	escalation in the cost of providing employee health care;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	the ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

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

Derivative Financial Instruments – We had no derivative financial instruments as of February 28, 2011.

Interest Rate Exposure – We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, the majority of our debt is carried at fixed interest rates. Therefore, our overall interest rate exposure risk is minimal. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 28, 2011, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense. Under the terms of our current credit agreement, we have the ability to borrow significantly more floating rate debt, which, if incurred could have a material impact on interest expense in a fluctuating interest rate environment.

Foreign Currency Exposure – Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 24%, 23% and 27% of our 2011, 2010 and 2009 total revenue from continuing operations, respectively, were generated from operations outside the United States. Operations in Australia, New Zealand, Canada, Mexico, the European Union and the U.K. are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2011 and February 28, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2011 and February 28, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2010 the Corporation changed its method of accounting for business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Greetings Corporation’s internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 29, 2011

CONSOLIDATED STATEMENT OF OPERATIONS
Years ended February 28, 2011, 2010 and 2009

Thousands of dollars except share and per share amounts

	2011	2010	2009

Net sales	$1,560,213	$1,598,292	$1,646,399
Other revenue	32,355	37,566	44,339

Total revenue	1,592,568	1,635,858	1,690,738
Material, labor and other production costs	682,368	713,075	809,956
Selling, distribution and marketing expenses	478,227	507,960	618,899
Administrative and general expenses	260,476	276,031	226,317
Goodwill and other intangible asset impairments	–	–	290,166
Other operating income – net	(3,205)	(310)	(1,396)

Operating income (loss)	174,702	139,102	(253,204)
Interest expense	25,389	26,311	22,854
Interest income	(853)	(1,676)	(3,282)
Other non-operating (income) expense- net	(5,841)	(6,487)	2,157

Income (loss) before income tax expense (benefit)	156,007	120,954	(274,933)
Income tax expense (benefit)	68,989	39,380	(47,174)

Net income (loss)	$87,018	$81,574	$(227,759)

Earnings (loss) per share – basic	$2.18	$2.07	$(4.89)

Earnings (loss) per share – assuming dilution	$2.11	$2.03	$(4.89)

Average number of shares outstanding	39,982,784	39,467,811	46,543,780

Average number of shares outstanding – assuming dilution	41,244,903	40,159,651	46,543,780

Dividends declared per share	$0.56	$0.36	$0.60

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
February 28, 2011 and 2010

Thousands of dollars except share and per share amounts

	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,838	$137,949
Trade accounts receivable, net	119,779	135,758
Inventories	179,730	163,956
Deferred and refundable income taxes	50,051	78,433
Assets held for sale	7,154	15,147
Prepaid expenses and other	128,372	148,048

Total current assets	700,924	679,291
GOODWILL	28,903	31,106
OTHER ASSETS	436,137	428,161
DEFERRED AND REFUNDABLE INCOME TAXES	124,789	148,210
PROPERTY, PLANT AND EQUIPMENT – NET	241,649	242,883

	$1,532,402	$1,529,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Debt due within one year	$—	$1,000
Accounts payable	87,105	95,434
Accrued liabilities	69,824	78,245
Accrued compensation and benefits	72,379	85,092
Income taxes payable	10,951	13,901
Other current liabilities	102,286	94,915

Total current liabilities	342,545	368,587
LONG-TERM DEBT	232,688	328,723
OTHER LIABILITIES	176,522	168,098
DEFERRED INCOME TAXES AND NONCURRENT
INCOME TAXES PAYABLE	31,736	28,179
SHAREHOLDERS’ EQUITY
Common shares – par value $1 per share:
Class A – 82,181,659 shares issued less 44,711,736 treasury shares in 2011 and – 80,884,505 shares issued less 44,627,298 treasury shares in 2010	37,470	36,257
Class B – 6,066,092 shares issued less 3,128,841 treasury shares in 2011 and 6,066,092 shares issued less 2,843,069 treasury shares in 2010	2,937	3,223
Capital in excess of par value	492,048	461,076
Treasury stock	(952,206)	(946,724)
Accumulated other comprehensive loss	(2,346)	(29,815)
Retained earnings	1,171,008	1,112,047

Total shareholders’ equity	748,911	636,064

	$1,532,402	$1,529,651

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended February 28, 2011, 2010 and 2009

Thousands of dollars

	2011	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$87,018	$81,574	$(227,759)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Goodwill and other intangible asset impairments	–	–	290,166
Stock-based compensation	13,017	5,870	4,506
Net gain on dispositions	(254)	(6,507)	–
Net (gain) loss on disposal of fixed assets	(3,463)	59	1,215
Depreciation and intangible assets amortization	41,048	45,165	50,016
Deferred income taxes	28,642	25,268	(29,438)
Fixed asset impairments	119	13,005	5,465
Other non-cash charges	3,663	12,419	3,764
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	15,296	(56,105)	(6,504)
Inventories	(13,097)	14,923	2,877
Other current assets	(1,922)	16,936	17,309
Income taxes	19,947	18,863	(5,934)
Deferred costs – net	14,262	18,405	27,596
Accounts payable and other liabilities	(31,015)	(633)	(68,154)
Other – net	6,538	8,248	7,915

Total Cash Flows From Operating Activities	179,799	197,490	73,040
INVESTING ACTIVITIES:
Property, plant and equipment additions	(36,346)	(26,550)	(55,733)
Cash payments for business acquisitions, net of cash acquired	(500)	(19,300)	(37,882)
Proceeds from sale of fixed assets	14,242	1,124	433
Proceeds from escrow related to party goods transaction	25,151	–	–
Other – net	5,663	4,713	(44,153)

Total Cash Flows From Investing Activities	8,210	(40,013)	(137,335)
FINANCING ACTIVITIES:
Net (decrease) increase in long-term debt	(98,250)	(62,350)	118,991
Net decrease in short-term debt	(1,000)	–	–
Sale of stock under benefit plans	16,620	6,557	525
Excess tax benefit from share-based payment awards	4,512	148	–
Purchase of treasury shares	(13,521)	(11,848)	(73,983)
Dividends to shareholders	(22,354)	(19,049)	(22,566)
Debt issuance costs	(3,199)	–	–

Total Cash Flows From Financing Activities	(117,192)	(86,542)	22,967
EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,072	6,798	(21,956)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,889	77,733	(63,284)
Cash and Cash Equivalents at Beginning of Year	137,949	60,216	123,500

Cash and Cash Equivalents at End of Year	$215,838	$137,949	$60,216

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years ended February 28, 2011, 2010 and 2009
Thousands of dollars except per share amounts

					Accumulated
			Capital in		Other
	Common Shares		Excess of	Treasury	Comprehensive	Retained
	Class A	Class B	Par Value	Stock	Income (Loss)	Earnings	Total

BALANCE MARCH 1, 2008	$45,324	$3,434	$445,696	$(872,949)	$21,244	$1,300,662	$943,411
Net loss	–	–	–	–	–	(227,759)	(227,759)
Other comprehensive loss:
Foreign currency translation adjustment	–	–	–	–	(80,845)	–	(80,845)
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $6,839)	–	–	–	–	(7,674)	–	(7,674)
Unrealized loss on available-for-sale securities (net of tax of $0)	–	–	–	–	(3)	–	(3)

Comprehensive loss							(316,281)
Cash dividends – $0.60 per share	–	–	–	–	–	(27,491)	(27,491)
Sale of shares under benefit plans, including tax benefits	26	–	384	–	–	–	410
Purchase of treasury shares	(8,311)	(10)	–	(67,158)	–	–	(75,479)
Stock compensation expense	–	–	4,369	–	–	–	4,369
Stock grants and other	4	75	(1,364)	2,021	–	(486)	250

BALANCE FEBRUARY 28, 2009	37,043	3,499	449,085	(938,086)	(67,278)	1,044,926	529,189
Net income	–	–	–	–	–	81,574	81,574
Other comprehensive income:
Foreign currency translation adjustment	–	–	–	–	22,467	–	22,467
Reclassification of currency translation adjustment for amounts recognized in income (net of tax of $0)	–	–	–	–	8,627	–	8,627
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $5,837)	–	–	–	–	6,366	–	6,366
Unrealized gain on available-for-sale securities (net of tax of $0)	–	–	–	–	3	–	3

Comprehensive income							119,037
Cash dividends – $0.36 per share	–	–	–	–	–	(14,124)	(14,124)
Sale of shares under benefit plans, including tax benefits	336	–	6,172	–	–	–	6,508
Purchase of treasury shares	(1,125)	(292)	–	(9,111)	–	–	(10,528)
Stock compensation expense	–	–	5,819	–	–	–	5,819
Stock grants and other	3	16	–	473	–	(329)	163

BALANCE FEBRUARY 28, 2010	36,257	3,223	461,076	(946,724)	(29,815)	1,112,047	636,064
Net income	–	–	–	–	–	87,018	87,018
Other comprehensive income:
Foreign currency translation adjustment	–	–	–	–	15,165	–	15,165
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $8,083)	–	–	–	–	12,303	–	12,303
Unrealized gain on available-for-sale securities (net of tax of $0)	–	–	–	–	1	–	1

Comprehensive income							114,487
Cash dividends – $0.56 per share	–	–	–	–	–	(22,354)	(22,354)
Sale of shares under benefit plans, including tax benefits	1,213	257	17,951	7,366	–	(5,652)	21,135
Purchase of treasury shares	–	(547)	–	(12,974)	–	–	(13,521)
Stock compensation expense	–	–	13,017	–	–	–	13,017
Stock grants and other	–	4	4	126	–	(51)	83

BALANCE FEBRUARY 28, 2011	$37,470	$2,937	$492,048	$(952,206)	$(2,346)	$1,171,008	$748,911

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 28, 2011, 2010 and 2009

Thousands of dollars except per share amounts

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (“American Greetings” or the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2011 refers to the year ended February 28, 2011.

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as variable interest entities (“VIE”) and the Corporation is the primary beneficiary, in which case the investments are consolidated in accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” Investments that do not meet the above criteria are accounted for under the cost method.

The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in ASC Topic 810, “Consolidation.” Schurman owns and operates approximately 430 specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of February 28, 2011 includes:

•	the investment in the equity of Schurman of $1,935;

•	the Liquidity Guaranty of Schurman’s indebtedness of $12,000 and the Bridge Guaranty of Schurman’s indebtedness of $12,000, see Note 11 for further information;

•	normal course of business trade accounts receivable due from Schurman, the balance of which fluctuates throughout the year due to the seasonal nature of the business;

•	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $35,985 and $50,854 as of February 28, 2011 and 2010, respectively.

The Corporation and Schurman are also party to a Subordinated Credit Facility that provides Schurman with up to $10,000 of subordinated financing for an initial term of nineteen months, subject to up to three automatic one-year renewal periods (or partial-year, in the case of the last renewal), unless either party provides the appropriate written notice prior to the expiration of the applicable term. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. Borrowings under the Subordinated Credit Facility are subordinate to borrowings under the Senior Credit Facility, and the Subordinated Credit Facility includes affirmative and negative covenants and events of default customary for such financings. In addition, availability under the Subordinated Credit Facility is limited as long as the Bridge Guaranty is in place to the difference between $10,000 and the current maximum amount of the Bridge Guaranty. Because the Bridge Guaranty remained at $12,000 as of February 28, 2011, there were no loans outstanding, or available under the Subordinated Credit Facility, as of February 28, 2011.

In accordance with its terms, on April 1, 2011, the Bridge Guaranty was terminated. As a result of the termination of the Bridge Guaranty, beginning on April 2, 2011, Schurman may now borrow up to $10,000 under the Subordinated Credit Facility. Because the Liquidity Guaranty described above remains in place but Schurman is now able to borrow under the Subordinated Credit Facility, the Corporation’s net exposure under guaranties and available financing to Schurman decreased by $2,000 due to the termination of the Bridge Guaranty.

In addition to the investment in the equity of Schurman, the Corporation holds an investment in the common stock of AAH Holdings Corporation (“AAH”). These two investments, totaling $12,546, are accounted for under the cost method. The Corporation is not aware of any events or changes in circumstances that had occurred during 2011 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of these investments. See Note 2 for further information.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the 2011 presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to sales returns, allowance for doubtful accounts, customer allowances and discounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowances, deferred costs and various other allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect the results of operations and the financial position in future periods.

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

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, including those in the mass merchandise, drug store, discount retailer, supermarket and other channels of distribution. These customers are located throughout the United States, Canada, the United Kingdom, Australia, New Zealand and Mexico. Net sales to the Corporation’s five largest customers accounted for approximately 42%, 39% and 36% of total revenue in 2011, 2010 and 2009, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 15%, 14% and 15% of total revenue in 2011, 2010 and 2009, respectively. Net sales to Target Corporation accounted for approximately 14% and 13% of total revenue in 2011 and 2010, respectively, and less than 10% in 2009.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral to secure their obligation to the Corporation. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss exists from a concentration of credit.

Inventories: Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (“LIFO”) cost method is used for certain domestic inventories, which approximate 80% of the total pre-LIFO consolidated inventories at February 28, 2011 and 2010, respectively. International inventories and the remaining domestic inventories principally use the first-in, first-out (“FIFO”) method except for display material and factory supplies which are carried at average cost. The Corporation allocates fixed production overhead to inventory based on the normal capacity of the production facilities. Abnormal amounts of idle facility expense, freight, handling costs and wasted material are treated as a current period expense. See Note 7 for further information.

Deferred Costs: In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The Corporation classifies the total contractual amount of the incentive consideration committed to the customer but not yet earned as a deferred cost asset at the inception of an agreement, or any future amendments. Deferred costs estimated to be earned by the customer and charged to operations during the next twelve months are classified as “Prepaid expenses and other” on the Consolidated Statement of Financial Position and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets.” Such costs are capitalized as assets reflecting the probable future economic benefits obtained as a result of the transactions. Future economic benefit is further defined as cash inflow to the Corporation. The Corporation, by incurring these costs, is ensuring the probability of future cash flows through sales to customers. The amortization of such deferred costs over the stated term of the agreement or the minimum purchase volume commitment properly matches the cost of obtaining business over the periods to be benefited. The Corporation maintains an allowance for deferred costs based on estimates developed using standard quantitative measures incorporating historical write-offs. In instances where the Corporation is aware of a particular customer’s inability to meet its performance obligation, a specific allowance is recorded to reduce the deferred cost asset to an estimate of its future value based upon expected recoverability. See Note 10 for further discussion.

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

Production expense totaled $4,736 and $4,360 in 2011 and 2010, respectively, with no significant amounts related to changes in ultimate revenue estimates. These production costs are included in “Material, labor and other production costs” on the Consolidated Statement of Operations. Amortization of production costs totaling $3,380, $2,209 and $10,513 in 2011, 2010 and 2009, respectively, are included in “Other – net” on the Consolidated Statement of Cash Flows. The balance of deferred film production costs was $9,246 and $11,479 at February 28, 2011 and 2010, respectively, and are included in “Other assets” on the Consolidated Statement of Financial Position. The Corporation expects to recognize amortization of approximately $2,000 of production costs during the next twelve months.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans and related interest payable on the Consolidated Statement of Financial Position. The net balance was $21,760 and $18,330 as of February 28, 2011 and 2010, respectively. The net life insurance expense, including interest expense, is included in “Administrative and general expenses” on the Consolidated Statement of Operations. The related interest expense, which approximates amounts paid, was $12,122, $12,207 and $11,101 in 2011, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations and is not amortized in accordance with ASC Topic 350 (“ASC 350”), “Intangibles – Goodwill and Other.” This topic addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Corporation is required to evaluate the carrying value of its goodwill and indefinite-lived intangible assets for potential impairment on an annual basis or more frequently if indicators arise.

While the Corporation may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. The required annual impairment tests are completed during the fourth quarter. Intangible assets with defined lives are amortized over their estimated lives. See Note 9 for further discussion.

Property and Depreciation: Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, equipment and fixtures are computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 40 years; computer hardware and software over 3 to 7 years; machinery and equipment over 3 to 15 years; and furniture and fixtures over 8 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement. Property, plant and equipment are reviewed for impairment in accordance with ASC Topic 360 (“ASC 360”), “Property, Plant and Equipment.” ASC 360 also provides a single accounting model for the disposal of long-lived assets. In accordance with ASC 360, assets held for sale are stated at the lower of their fair values less cost to sell or carrying amounts and depreciation is no longer recognized. See Note 8 for further information.

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

Revenue Recognition: Sales are recognized when title and the risk of loss have been transferred to the customer.

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

Products sold without a right of return may be subject to sales credit issued at the Corporation’s discretion for damaged, obsolete and outdated products. The Corporation maintains an estimated reserve for these sales credits based on historical information.

For retailers with a scan-based trading (“SBT”) arrangement, the Corporation owns the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time the Corporation recognizes revenue for both everyday and seasonal products. When a SBT arrangement with a retailer is finalized, the Corporation reverses previous sales transactions based on retailer inventory turn rates and the estimated timing of the store conversions. Legal ownership of the inventory at the retailer’s stores reverts back to the Corporation at the time of the conversion and the amount of sales reversal is finalized based on the actual inventory at the time of conversion.

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

The Corporation has agreements for licensing the Care Bears and Strawberry Shortcake characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives quarterly payments from the agents. Royalty revenue is generally recognized upon receipt and recorded in “Other revenue.” Expenses associated with the servicing of these agreements are summarized as follows:

	2011	2010	2009

Material, labor and other production costs	$11,806	$9,410	$24,615
Selling, distribution and marketing expenses	14,046	17,970	29,146
Administrative and general expenses	1,697	2,050	2,421

	$27,549	$29,430	$56,182

Deferred revenue, included in “Other current liabilities” and “Other liabilities” on the Consolidated Statement of Financial Position, totaled $39,396 and $40,156 at February 28, 2011 and 2010, respectively. The amounts relate primarily to subscription revenue in the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

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

Shipping and Handling Fees: The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing expenses.” Shipping and handling costs were $119,391, $119,989 and $130,271 in 2011, 2010 and 2009, respectively.

Advertising Expenses: Advertising costs are expensed as incurred. Advertising expenses were $17,434, $16,985 and $19,784 in 2011, 2010 and 2009, respectively.

Income Taxes: Income tax expense includes both current and deferred taxes. Current tax expense represents the amount of income taxes paid or payable (or refundable) for the year, including interest and penalties. Deferred income taxes, net of appropriate valuation allowances, are recognized for the estimated future tax effects attributable to tax carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts realized for income tax purposes. The effect of a change to the deferred tax assets or liabilities as a result of new tax law, including tax rate changes, is recognized in the period that the tax law is enacted. Valuation allowances are recorded against deferred tax assets when it is more likely than not that such assets will not be realized. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. See Note 17 for further discussion.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17 (“ASU 2009-17”), (Consolidations Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. It also requires an entity to qualitatively, rather than quantitatively, determine whether a company is the primary beneficiary of a VIE. Under the new standard, the primary beneficiary of a VIE is a party that has the controlling financial interest in the VIE and has both the power to direct the activities that most significantly impact the VIE’s economic success and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. The Corporation’s adoption of this standard on March 1, 2010 did not have a material effect on its financial statements. See Note 2 for further information.

In January 2010, the FASB issued ASU No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures,” that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation, and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements, which becomes effective for interim and annual periods beginning after December 15, 2010. On March 1, 2010, the Corporation adopted this standard, except for the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward, which becomes effective in 2012. The Corporation’s adoption of this standard did not have a material effect on its financial statements. Also, the Corporation does not expect that the adoption of the enhanced disclosures for Level 3 fair value measurements will have a material effect on its financial statements. See Note 14 for further information.

NOTE 2 –	ACQUISITIONS AND DISPOSITIONS

Papyrus Brand & Wholesale Business Acquisition / Retail Operations Disposition

Continuing the strategy of focusing on growing its core greeting card business, on April 17, 2009, the Corporation sold all rights, title and interest in certain of the assets of the Corporation’s Retail Operations segment to Schurman for $6,000 in cash and Schurman’s assumption of certain liabilities related to the Retail Operations segment. The Corporation sold all 341 of its card and gift retail store assets to Schurman, which operates stores under the American Greetings, Carlton Cards and Papyrus brands. Under the terms of the transaction, the Corporation remains subject to certain of its store leases on a contingent basis by subleasing the stores to Schurman. See Note 13 for further information. Pursuant to the terms of the agreement, the Corporation also purchased from Schurman its Papyrus trademark and its wholesale business division, which supplies Papyrus brand greeting cards primarily to leading specialty, mass merchandise, grocery and drug store channels, in exchange for $18,065 in cash and the Corporation’s assumption of certain liabilities related to Schurman’s wholesale business. In addition, the Corporation agreed to provide Schurman limited credit support through the provision of a limited guaranty (“Liquidity Guaranty”) and a limited bridge guaranty (“Bridge Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). See Note 11 for further information. The Corporation also purchased shares representing approximately 15% of the issued and outstanding equity interests in Schurman for $1,935, which is included in “Other assets” on the Consolidated Statement of Financial Position. The net cash paid of $14,000 related to this transaction, which has been accounted for in accordance with ASC 805, is included in “Cash payments for business acquisitions, net of cash acquired” on the Consolidated Statement of Cash Flows.

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

Card Connection Acquisition

In March 2008, the Corporation acquired a card publisher and franchised distributor of greeting cards in the United Kingdom (“U.K.”). Cash paid, net of cash acquired, was approximately $15,600 and is reflected in investing activities on the Consolidated Statement of Cash Flows. In connection with this acquisition, intangible assets and goodwill of $5,800 and $6,100, respectively, were recorded. Approximately $8,400 of current assets and fixed assets were recorded and liabilities of approximately $4,700 were assumed. The purchase agreement provided for a contingent payment of up to 2 million U.K. Pounds Sterling to be paid based on the company’s operating results over an accumulated three-year period from the date of acquisition. The right to receive the contingent payment has subsequently been terminated with no additional payment required by the Corporation. The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material.

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

In connection with the closure of this facility, the North American Social Expression Products segment recorded charges of $6,935, including asset impairments, severance charges and other shut-down costs. Additionally, during 2010, in accordance with ASC 830, “Foreign Currency Matters,” the Corporation recognized foreign currency translation adjustments totaling $11,300 in “Other operating income – net” on the Consolidated Statement of Operations. This amount represents foreign currency adjustments attributable to Carlton Mexico that, prior to the liquidation, had been accumulated in the foreign currency translation adjustment component of equity.

Party Goods Transaction

On December 21, 2009, the Corporation entered into an Asset Purchase Agreement under which it sold certain assets, equipment and processes used in the manufacture and distribution of party goods to Amscan Holdings, Inc. (“Amscan”) for a purchase price of $24,880 (the “Party Goods Transaction”). Amscan is a leading designer, manufacturer and distributor of party goods, and owns or franchises party good stores throughout the United States. Amscan and certain of its subsidiaries have historically purchased party goods, greeting cards and other social expression products from the Corporation. Under the terms of the Party Goods Transaction, the Corporation will no longer manufacture party goods, but will purchase party goods from Amscan. As a result of the Party Goods Transaction, on December 22, 2009, the Corporation announced its intention to wind down and close its party goods manufacturing and distribution facility in Kalamazoo, Michigan (“Kalamazoo facility”). The phase-out of manufacturing at the Kalamazoo facility, which commenced in early March 2010, was completed by May 2010 and the distribution activities at the Kalamazoo facility concluded as of December 2010.

In connection with the Party Goods Transaction, the Corporation also entered into various other agreements with Amscan and/or its affiliates, including a supply and distribution agreement dated December 21, 2009, with a purchase commitment of $22,500 equally spread over five years. During 2011, the Corporation purchased party goods of $6,435 under this agreement. As a result of entering into the supply and distribution agreement and agreeing that Amscan will no longer be required to purchase party goods from the Corporation, the Corporation also received a warrant valued at $16,274 to purchase 740.74 shares of the common stock of AAH, Amscan’s ultimate parent corporation at one cent per share. On December 2, 2010, the Corporation received a cash distribution from AAH totaling $6,963, which was in part a return of capital that reduced the investment by $5,663 to $10,611. On February 10, 2011, the Corporation exercised the warrant and now owns 740.74 shares of AAH. The investment in AAH is included in “Other assets” on the Consolidated Statement of Financial Position.

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

During 2010, the above transactions and activities generated significant gains, losses and expenses and are reflected on the Consolidated Statement of Operations as follows:

	Party Goods	Mexico	Retail
(In millions)	Transaction	Shutdown	Disposition	Total

Net sales	$–	$0.7	$–	$0.7
Material, labor and other production costs	15.6	4.4	1.0	21.0
Selling, distribution and marketing expenses	0.2	1.0	–	1.2
Administrative and general expenses	–	0.6	–	0.6
Other operating (income) expense – net	(34.2)	11.5	28.2	5.5

	$(18.4)	$18.2	$29.2	$29.0

These gains, losses and expenses are reflected in the Corporation’s reportable segments as follows:

(In millions)

North American Social Expression Products	$(0.2)
Retail Operations	29.2

$29.0

NOTE 3 –	OTHER INCOME AND EXPENSE

	2011	2010	2009

Loss on disposition of retail stores	$–	$28,333	$–
Gain on disposition of calendar product lines	–	(547)	–
Gain on disposition of candy product lines	–	(115)	–
Gain on disposition of party goods product lines	(254)	(34,178)	–
Loss on recognition of foreign currency translation adjustments	–	8,627	–
Miscellaneous	(2,951)	(2,430)	(1,396)

Other operating income – net	$(3,205)	$(310)	$(1,396)

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

Pursuant to the Party Goods Transaction, in December 2009, the Corporation sold certain assets, equipment and processes of the party goods product lines and recorded a gain of $34,178. An additional gain of $254 was recorded in 2011 as amounts previously estimated were finalized. Cash proceeds of $24,880, which were held in escrow and recorded as a receivable at February 28, 2010, were received in 2011 and are included in “Proceeds from escrow related to party goods transaction” on the Consolidated Statement of Cash Flows. See Note 2 for further information.

During the fourth quarter of 2010, it was determined that the wind down of Carlton Mexico was substantially complete. In accordance with ASC 830, the currency translation adjustments were removed from the foreign currency translation adjustment component of equity and a loss was recognized totaling $11,300. The Corporation also recorded a loss totaling $601 and a gain of $3,274 for foreign currency translation adjustments realized in relation to two other entities determined to be liquidated in accordance with ASC 830.

	2011	2010	2009

Foreign exchange loss (gain)	$224	$(4,746)	$483
Rental income	(1,232)	(1,194)	(1,432)
(Gain) loss on asset disposal	(3,463)	59	1,215
Miscellaneous	(1,370)	(606)	1,891

Other non-operating (income) expense – net	$(5,841)	$(6,487)	$2,157

The Corporation sold the land and building associated with its Mexican operation within the North American Social Expression Products segment in August 2010 and a manufacturing facility within the International Social Expression Products segment in January 2011, and recorded gains upon disposal of approximately $1,000 and $2,819, respectively. Both assets were previously included in “Assets held for sale” at net book values on the Consolidated Statement of Financial Position as of February 28, 2010. The cash proceeds received from the sale of the Mexican assets and the manufacturing facility of $2,000 and $9,952, respectively, are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

“Miscellaneous” includes, among other things, income/loss from debt and equity securities. In 2011, miscellaneous included $1,300 of dividend income related to the Corporation’s investment in AAH. In 2009, miscellaneous included a loss of $2,740 related to the Corporation’s investment in the first lien debt securities of RPG prior to the acquisition of the capital stock of RPG in February 2009. See Note 2 for further information.

NOTE 4 –	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share-assuming dilution:

	2011	2010	2009

Numerator (thousands):
Net income (loss)	$87,018	$81,574	$(227,759)

Denominator (thousands):
Weighted average shares outstanding	39,983	39,468	46,544
Effect of dilutive securities:
Stock options and other	1,262	692	–

Weighted average shares outstanding – assuming dilution	41,245	40,160	46,544

Earnings (loss) per share	$2.18	$2.07	$(4.89)

Earnings (loss) per share — assuming dilution	$2.11	$2.03	$(4.89)

Approximately 3.1 million and 5.7 million stock options, in 2011 and 2010, respectively, were excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective years. For 2009, all options outstanding (totaling approximately 6.7 million) were excluded from the computation of earnings per share-assuming dilution, as the effect would have been antidilutive due to the net loss in the period. Had the Corporation reported income for the year, approximately 6.0 million stock options outstanding during the period would have been excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the year.

NOTE 5 –	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The balance of accumulated other comprehensive income consisted of the following components:

	February 28, 2011	February 28, 2010

Foreign currency translation adjustments	$26,021	$10,856
Pension and postretirement benefits adjustments, net of tax (See Note 12)	(28,369)	(40,672)
Unrealized investment gain, net of tax	2	1

	$(2,346)	$(29,815)

NOTE 6 –	CUSTOMER ALLOWANCES AND DISCOUNTS

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	February 28, 2011	February 28, 2010

Allowance for seasonal sales returns	$34,058	$36,443
Allowance for outdated products	8,264	10,438
Allowance for doubtful accounts	5,374	2,963
Allowance for cooperative advertising and marketing funds	25,631	24,061
Allowance for rebates	24,920	29,338

	$98,247	$103,243

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $11,913 and $15,326 as of February 28, 2011 and 2010, respectively.

NOTE 7 –	INVENTORIES

	February 28, 2011	February 28, 2010

Raw materials	$21,248	$18,609
Work in process	6,476	6,622
Finished products	212,056	194,283

	239,780	219,514
Less LIFO reserve	78,358	75,491

	161,422	144,023
Display material and factory supplies	18,308	19,933

	$179,730	$163,956

There were no material LIFO liquidations in 2011 and 2009. During 2010, inventory quantities declined resulting in the liquidation of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidation on material, labor and other production costs was approximately $13,000. Inventory held on location for retailers with SBT arrangements, which is included in finished products, totaled approximately $42,000 and $38,000 as of February 28, 2011 and 2010, respectively.

NOTE 8 –	PROPERTY, PLANT AND EQUIPMENT

	February 28, 2011	February 28, 2010

Land	$10,552	$10,147
Buildings	176,879	175,086
Equipment and fixtures	662,121	651,012

	849,552	836,245
Less accumulated depreciation	607,903	593,362

	$241,649	$242,883

During 2011, the Corporation disposed of approximately $27,000 of property, plant and equipment that included accumulated depreciation of approximately $24,000. During 2010, the Corporation disposed of approximately $118,000 with accumulated depreciation of approximately $102,000, including the fixed assets that were part of the Retail Operations segment and the party goods product lines, which were sold during 2010.

During the fourth quarter of 2010, primarily due to the sale of the party goods product lines, impairment charges of $12,206 were recorded in “Material, labor and other production costs” on the Consolidated Statement of Operations.

Depreciation expense totaled $36,465, $39,640 and $42,843 in 2011, 2010 and 2009, respectively.

NOTE 9 –	GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350, the Corporation is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. During 2011 and 2010, the Corporation completed the required annual impairment test of goodwill in the fourth quarter and based on the results of the testing, no impairment charges were recorded.

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

A summary of the changes in the carrying amount of the Corporation’s goodwill during the years ended February 28, 2011 and 2010 by segment, is as follows:

		International
	North American	Social
	Social Expression	Expression
	Products	Products	Total

Balance at February 28, 2009	$22,465	$4,406	$26,871
Acquisition related	6,510	–	6,510
Adjustment related to income taxes	(2,501)	–	(2,501)
Currency translation	–	226	226

Balance at February 28, 2010	26,474	4,632	31,106
Adjustment related to income taxes	(2,509)	–	(2,509)
Currency translation	–	306	306

Balance at February 28, 2011	$23,965	$4,938	$28,903

The above adjustment related to income taxes for 2011 is a $2,509 reduction related to second component goodwill, as defined by ASC 740, which results in a reduction of goodwill for financial reporting purposes when amortized for tax purposes. See Note 2 for further discussion.

At February 28, 2011 and 2010, intangible assets, net of accumulated amortization, were $43,049 and $45,828, respectively. The following table presents information about these intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	February 28, 2011			February 28, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets with indefinite useful lives:
Tradenames	$6,200	$–	$6,200	$6,200	$–	$6,200

Subtotal	6,200	–	6,200	6,200	–	6,200
Intangible assets with finite useful lives:
Patents	4,616	(3,558)	1,058	4,194	(3,417)	777
Trademarks	10,901	(9,097)	1,804	10,071	(8,496)	1,575
Artist relationships	19,230	(3,201)	16,029	19,180	(1,598)	17,582
Customer relationships	24,886	(11,672)	13,214	24,669	(10,544)	14,125
Other	18,586	(13,842)	4,744	17,633	(12,064)	5,569

Subtotal	78,219	(41,370)	36,849	75,747	(36,119)	39,628

Total	$84,419	$(41,370)	$43,049	$81,947	$(36,119)	$45,828

The Corporation completed the required annual impairment test of indefinite-lived intangible assets in the fourth quarter of 2011 and 2010 and based on the results of the testing, no impairment charges were recorded for continuing operations.

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

Amortization expense for intangible assets totaled $4,583, $5,533 and $7,173 in 2011, 2010 and 2009, respectively. Estimated annual amortization expense for the next five years will approximate $4,748 in 2012, $4,681 in 2013, $4,007 in 2014, $3,121 in 2015 and $2,845 in 2016.

NOTE 10 –	DEFERRED COSTS

In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. Under these agreements, the customer may receive from the Corporation a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from the Corporation over the stated term of the agreement or the minimum purchase volume commitment. In the event an agreement is not completed because a minimum purchase volume commitment is not met, in most instances, the Corporation has a claim for unearned advances under the agreement. The agreements may or may not specify the Corporation as the sole supplier of social expression products to the customer.

A portion of the total consideration may not be paid by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” on the Consolidated Statement of Financial Position and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains an allowance for deferred costs related to supply agreements of $10,700 and $12,400 at February 28, 2011 and 2010, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Deferred costs and future payment commitments were as follows:

	February 28, 2011	February 28, 2010

Prepaid expenses and other	$88,352	$82,914
Other assets	327,311	310,555

Deferred cost assets	415,663	393,469
Other current liabilities	(64,116)	(53,701)
Other liabilities	(76,301)	(51,803)

Deferred cost liabilities	(140,417)	(105,504)

Net deferred costs	$275,246	$287,965

A summary of the changes in the carrying amount of the Corporation’s net deferred costs during the years ended February 28, 2011, 2010 and 2009 is as follows:

Balance at February 29, 2008	$338,124
Payments	105,952
Amortization	(133,548)
Currency translation and other	(7,521)

Balance at February 28, 2009	303,007
Payments	84,345
Amortization	(102,750)
Currency translation and other	3,363

Balance at February 28, 2010	287,965
Payments	83,919
Amortization	(98,181)
Currency translation and other	1,543

Balance at February 28, 2011	$275,246

NOTE 11 –	LONG AND SHORT-TERM DEBT

7.375% Notes

On May 24, 2006, the Corporation issued $200,000 of 7.375% senior unsecured notes, due on June 1, 2016 (the “Original Senior Notes”). The proceeds from this issuance were used to repurchase a portion of the Corporation’s 6.10% senior notes, due on August 1, 2028, of which $277,310 were tendered in the Corporation’s tender offer and consent solicitation, that was completed on May 25, 2006.

On February 24, 2009, the Corporation issued $22,000 of additional 7.375% senior unsecured notes described above (“Additional Senior Notes”) and $32,686 of new 7.375% unsecured notes due on June 1, 2016 (“New Notes”, together with the Original Senior Notes, and the Additional Senior Notes, the “Notes”) in conjunction with the acquisition of RPG. The original issue discount from the issuance of these notes of $26,249 was recorded as a reduction of the underlying debt issuances and is being amortized over the life of the debt using the effective interest method. Including the original issue discount, the New Notes and the Additional Senior Notes have an effective annualized interest rate of approximately 20.3%. See Note 2 for further information on the acquisition of RPG. Except as described below, the terms of the New Notes and the Additional Senior Notes are the same.

The Notes will mature on June 1, 2016 and bear interest at a fixed rate of 7.375% per annum, commencing June 1, 2009. The Notes constitute general, unsecured obligations of the Corporation. The Notes rank equally with the Corporation’s other senior unsecured indebtedness and senior in right of payment to all of the Corporation’s obligations that are, by their terms, expressly subordinated in right of payment to the Notes, as applicable. The Original Senior Notes and the Additional Senior Notes are effectively subordinated to all of the Corporation’s secured indebtedness, including borrowings under its revolving credit facility described below, to the extent of the value of the assets securing such indebtedness. The New Notes are contractually subordinated to amounts outstanding under the credit agreement, and are effectively subordinated to any other secured indebtedness that the Corporation may issue from time to time to the extent of the value of the assets securing such indebtedness.

The Notes generally contain comparable covenants as described below for the Corporation’s credit agreement. The New Notes, however, also provide that if the Corporation incurs more than an additional $10,000 of indebtedness (other than indebtedness under the revolving credit facility described below or certain other permitted indebtedness), such indebtedness must be (a) pari passu in right of payment to the New Notes and expressly subordinated in right of payment to the credit agreement at least to the same extent as the New Notes, or (b) expressly subordinated in right of payment to the New Notes. Alternatively, the Corporation can redeem the New Notes in whole, but not in part, at a purchase price equal to 100% of the principal amount thereof plus accrued but unpaid interest, if any, or have the subordination provisions removed from the New Notes.

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $237,453 (at a carrying value of $232,688) and $224,709 (at a carrying value of $230,468) at February 28, 2011 and 2010, respectively.

Credit Facility

On April 4, 2006, the Corporation entered into a $650,000 secured credit agreement (the “Original Credit Agreement”). The credit agreement included a $350,000 revolving credit facility and a $300,000 delay draw term loan. The Corporation could request one or more term loans until April 4, 2007. The revolving credit facility was scheduled to mature on April 4, 2011 and any outstanding term loans were scheduled to mature on April 4, 2013. Each term loan was to amortize in equal quarterly installments equal to 0.25% of the amount of such term loan, beginning on April 4, 2007, with the balance payable on April 4, 2013.

On February 26, 2007, the credit agreement dated April 4, 2006 was amended. The amendment decreased the size of the term loan facility to $100,000 and extended the period during which the Corporation may borrow on the term loan.

On February 23, 2009, the Corporation drew down $100,000 in principal amount under the term loan.

On June 11, 2010, the Corporation further amended and restated its Original Credit Agreement by entering into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). Pursuant to the terms of the Amended and Restated Credit Agreement, the Corporation may continue to borrow, repay and re-borrow up to $350,000 under the revolving credit facility, with the ability to increase the size of the facility to up to $400,000, subject to customary conditions. The Amended and Restated Credit Agreement also continues to provide for a $25,000 sub-limit for the issuance of swing line loans and a $100,000 sub-limit for the issuance of letters of credit. The proceeds of the borrowings under the Amended and Restated Credit Agreement may be used to provide working capital and for other general corporate purposes.

The obligations under the Amended and Restated Credit Agreement are guaranteed by the Corporation’s material domestic subsidiaries and are secured by substantially all of the personal property of the Corporation and each of its material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of the Corporation’s domestic subsidiaries and 65% of the capital stock of the Corporation’s material first tier international subsidiaries. The Amended and Restated Credit Agreement, including revolving loans thereunder, will mature on June 11, 2015. In connection with the Amended and Restated Credit Agreement, the term loan was terminated and the Corporation repaid the full $99,000 outstanding under the term loan using cash on hand.

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

Receivables Purchase Agreement

The Corporation is also party to an amended and restated receivables purchase agreement that originally had available financing of up to $150,000. The agreement was set to expire on October 23, 2009. Under the amended and restated receivables purchase agreement, the Corporation and certain of its subsidiaries sell accounts receivable to AGC Funding, which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit. This arrangement is accounted for as a financing transaction.

On March 28, 2008, the amended and restated receivables purchase agreement was amended to decrease the amount of available financing from $150,000 to $90,000.

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

The interest rate under the accounts receivable securitization facility is based on (i) commercial paper interest rates, (ii) LIBOR rates plus an applicable margin or (iii) a rate that is the higher of the prime rate as announced by the applicable purchaser financial institution or the federal funds rate plus 0.50%. AGC Funding pays an annual commitment fee of 60 basis points on the unfunded portion of the accounts receivable securitization facility, together with customary administrative fees on outstanding letters of credit that have been issued and on outstanding amounts funded under the facility.

The amended and restated receivables purchase agreement contains representations, warranties, covenants and indemnities customary for facilities of this type, including the obligation of the Corporation to maintain the same consolidated leverage ratio as it is required to maintain under its secured credit facility.

There were no balances outstanding under the amended and restated receivables purchase agreement as of February 28, 2011 or 2010.

At February 28, 2011, the Corporation was in compliance with its financial covenants under the borrowing agreements described above.

As of February 28, 2011, there were no balances outstanding under the Corporation’s revolving credit facility or receivables purchase agreement, neither of which is publicly traded debt. The total fair value of the Corporation’s non-publicly traded debt, term loan and revolving credit facility, based on comparable publicly traded debt prices, was $99,250 (at a carrying value of $99,250) at February 28, 2010.

There was no debt due within one year as of February 28, 2011. Debt due within one year as of February 28, 2010 was $1,000.

Long-term debt and their related calendar year due dates, net of unamortized discounts, were as follows:

	February 28, 2011	February 28, 2010

7.375% senior notes, due 2016	$213,077	$212,184
7.375% notes, due 2016	19,430	18,103
Term loan facility	-	98,250
6.10% senior notes, due 2028	181	181
Other	-	5

	$232,688	$328,723

The Corporation also provides financing for certain transactions with some of its vendors, which includes a combination of various guaranties and letters of credit. At February 28, 2011, the Corporation had credit arrangements to support the letters of credit in the amount of $134,014 with $44,730 of credit outstanding.

Aggregate maturities of long-term debt, by fiscal year, are as follows:

2012	$-
2013	-
2014	-
2015	-
2016	-
Thereafter	254,867

$254,867

Interest paid in cash on short-term and long-term debt was $21,637 in 2011, $23,294 in 2010 and $21,721 in 2009.

Guaranties

In April 2009, the Corporation sold certain of the assets of its Retail Operations segment to Schurman and purchased from Schurman its Papyrus trademark and its Papyrus wholesale business division. As part of the transaction, the Corporation agreed to provide Schurman limited credit support through the provision of a Liquidity Guaranty and a Bridge Guaranty in favor of the lenders under Schurman’s Senior Credit Facility.

Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $12,000 of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in January 2014. Pursuant to the terms of the Bridge Guaranty, the Corporation has guaranteed the repayment of up to $12,000 of Schurman’s borrowings under the Senior Credit Facility until Schurman is able to include the inventory and other assets of the acquired retail stores in its borrowing base. The Bridge Guaranty is required to be backed by a letter of credit. The letters of credit required to back both guaranties are included within the $44,730 outstanding letters of credit mentioned above. The Bridge Guaranty is scheduled to expire in January 2014; however, upon the Corporation’s request, the Bridge Guaranty may be reduced as Schurman is able to include such inventory and other assets in its borrowing base. Pursuant to such a request, on April 1, 2011, the Bridge Guaranty was terminated and the associated letter of credit was released. See Note 1 for further information. The Corporation’s obligations under the Liquidity Guaranty and the Bridge Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of February 28, 2011 requiring the use of the guaranties.

NOTE 12 –	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The Corporation has a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $9,759 and $9,338 for 2011 and 2010, respectively. In addition, the Corporation matches a portion of 401(k) employee contributions. The Corporation’s matching contributions were $4,875 and $4,787 for 2011 and 2010, respectively. Based on the 2009 operating results, the Corporation elected not to make profit-sharing or 401(k) matching contributions for 2009.

The Corporation also participates in a multi-employer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multi-employer plan, representing contributions to the plan, was $467, $417 and $511 in 2011, 2010 and 2009, respectively.

The Corporation has nonqualified deferred compensation plans that provide certain officers and directors with the opportunity to defer receipt of compensation and director fees, respectively, including compensation received in the form of the Corporation’s common shares. The Corporation funds these deferred compensation liabilities by making contributions to a rabbi trust. In accordance with ASC Topic 710-10-25, “Compensation – Recognition – Deferred Compensation – Rabbi Trust,” both the trust assets and the related obligation associated with deferrals of the Corporation’s common shares are recorded in equity at cost and offset each other. There were approximately 0.2 million common shares in the trust at February 28, 2011 with a cost of $3,368 compared to approximately 0.2 million common shares with a cost of $2,856 at February 28, 2010.

In 2001, in connection with its acquisition of Gibson Greetings, Inc. (“Gibson”), the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Gibson Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Gibson Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Gibson Retirement Plan has a measurement date of February 28 or 29. No contributions were made to the plan in either 2011 or 2010. The Gibson Retirement Plan was under-funded at February 28, 2011 and 2010.

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

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time United States employees who meet certain age, service and other requirements. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The Corporation maintains a trust for the payment of retiree health care benefits. This trust is funded at the discretion of management. The plan has a measurement date of February 28 or 29. The Corporation made changes to its postretirement health care plan in the current year by reducing the employer subsidy by the Corporation for certain groups as well as removing the death coverage for the spouses of active employees and removing the disability coverage for disabled employees unless the employee was already eligible for retiree medical coverage at the time of death or disability, respectively.

The following table sets forth summarized information on the defined benefit pension plans and postretirement benefits plan:

	Pension Plans		Postretirement Benefits
	2011	2010	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$162,845	$140,116	$110,921	$120,113
Service cost	957	730	2,290	2,365
Interest cost	8,757	9,279	6,014	7,359
Participant contributions	28	32	4,165	4,591
Retiree drug subsidy payments	-	-	1,670	-
Plan amendments	198	53	(7,263)	-
Actuarial loss (gain)	5,825	22,034	(18,639)	(14,649)
Benefit payments	(10,567)	(10,080)	(8,123)	(8,858)
Settlements	52	(3,512)	-	-
Currency exchange rate changes	2,065	4,193	-	-

Benefit obligation at end of year	170,160	162,845	91,035	110,921
Change in plan assets:
Fair value of plan assets at beginning of year	102,092	86,489	66,928	61,898
Actual return on plan assets	11,311	21,691	7,130	11,180
Employer contributions	3,187	4,001	(3,165)	(1,883)
Participant contributions	28	32	4,165	4,591
Benefit payments	(10,567)	(10,080)	(8,123)	(8,858)
Settlements	52	(3,512)	-	-
Currency exchange rate changes	1,778	3,471	-	-

Fair value of plan assets at end of year	107,881	102,092	66,935	66,928

Funded status at end of year	$(62,279)	$(60,753)	$(24,100)	$(43,993)

Amounts recognized on the Consolidated Statement of Financial Position consist of the following:

	Pension Plans		Postretirement Benefits
	2011	2010	2011	2010

Accrued compensation and benefits	$(2,347)	$(2,335)	$-	$-
Other liabilities	(59,932)	(58,418)	(24,101)	(43,993)

Net amount recognized	$(62,279)	$(60,753)	$(24,101)	$(43,993)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$56,938	$55,275	$1,268	$23,611
Net prior service cost (credit)	847	828	(11,316)	(11,766)
Net transition obligation	43	46	-	-

Accumulated other comprehensive income	$57,828	$56,149	$(10,048)	$11,845

For the defined benefit pension plans, the estimated net loss, prior service cost and transition obligation that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $2,392, $180 and $6, respectively. For the postretirement benefit plan, the estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $0 and ($2,500), respectively.

The following table presents significant weighted-average assumptions to determine benefit obligations and net periodic benefit cost:

	Pension Plans		Postretirement Benefits
	2011	2010	2011	2010

Weighted average discount rate used to determine:
Benefit obligations at measurement date
US	5.25%	5.50-5.75%	5.50%	5.75%
International	5.15%	5.50%	N/A	N/A
Net periodic benefit cost
US	5.50-5.75%	6.75%	5.75%	6.75%
International	5.50%	7.50%	N/A	N/A
Expected long-term return on plan assets:
US	7.00%	7.00%	7.00%	7.00%
International	5.50%	6.00%	N/A	N/A
Rate of compensation increase:
US	Up to 6.50%	Up to 6.50%	N/A	N/A
International	Up to 3.00%	Up to 3.50%	N/A	N/A
Health care cost trend rates:
For year ending February 28 or 29	N/A	N/A	8.50%	9.00%
For year following February 28 or 29	N/A	N/A	10.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year the rate reaches the ultimate trend rate	N/A	N/A	2021	2017

For 2011, the net periodic pension cost for the pension plans was based on long-term asset rates of return as noted above. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

For 2011, the Corporation assumed a long-term asset rate of return of 7% to calculate the expected return for the postretirement benefit plan. In developing the 7% expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical compounded returns for such asset classes.

	2011	2010

Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$915	$1,036
Accumulated postretirement benefit obligation	7,571	10,262
Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(739)	(841)
Accumulated postretirement benefit obligation	(6,030)	(8,373)

The following table presents selected pension plan information:

	2011	2010

For all pension plans:
Accumulated benefit obligation	$164,823	$158,351
For pension plans that are not fully funded:
Projected benefit obligation	170,160	162,845
Accumulated benefit obligation	164,823	158,351
Fair value of plan assets	107,881	102,092

A summary of the components of net periodic benefit cost for the pension plans is as follows:

	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$957	$730	$954
Interest cost	8,757	9,279	9,128
Expected return on plan assets	(6,588)	(5,637)	(8,049)
Amortization of transition obligation	6	6	6
Amortization of prior service cost	178	261	260
Amortization of actuarial loss	133	1,942	459
Settlements	(3)	126	-

Net periodic benefit cost	3,440	6,707	2,758
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	1,175	6,069	27,681
Prior service cost	198	53	-
Amortization of prior service cost	(178)	(261)	(260)
Amortization of actuarial loss	(133)	(1,942)	(459)
Amortization of transition obligation	(6)	(6)	(6)
Settlements	3	(126)	-

Total recognized in net periodic benefit cost and other comprehensive income	$4,499	$10,494	$29,714

A summary of the components of net periodic benefit cost for the postretirement benefit plan is as follows:

	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$2,290	$2,365	$3,495
Interest cost	6,014	7,359	8,682
Expected return on plan assets	(4,503)	(4,107)	(5,100)
Amortization of prior service credit	(7,712)	(7,418)	(7,418)
Amortization of actuarial loss	1,078	2,386	4,224

Net periodic benefit cost	(2,833)	585	3,883
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial gain	(21,265)	(21,723)	(14,739)
Prior service credit added during the year	(7,263)	-	-
Amortization of actuarial loss	(1,078)	(2,386)	(4,224)
Amortization of prior service credit	7,712	7,418	7,418

Total recognized in net periodic benefit cost and other comprehensive income	$(24,727)	$(16,106)	$(7,662)

At February 28, 2011 and 2010, the assets of the plans are held in trust and allocated as follows:

	Pension Plans		Postretirement Benefits
	2011	2010	2011	2010	Target Allocation

Equity securities:
US	51%	46%	43%	37%	15% - 35%
International	31%	31%	N/A	N/A	N/A
Debt securities:
US	48%	53%	54%	59%	55% - 75%
International	67%	67%	N/A	N/A	N/A
Cash and cash equivalents:
US	1%	1%	3%	4%	0% - 20%
International	2%	2%	N/A	N/A	N/A

As of February 28, 2011, the investment policy for the U.S. pension plans targets an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due. The investment policy for the international pension plans targets an approximately 30/60/10 distribution between equity securities, debt securities and cash and cash equivalents.

The investment policy for the postretirement benefit plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed, with debt securities averaging 2.5 years to maturity with a credit rating of ‘A’ or better. This policy is subject to review and change.

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2011:

		Quoted prices in
		active markets for	Significant other
	Fair value at	identical assets	observable inputs
	February 28, 2011	(Level 1)	(Level 2)

U.S. plans:
Short-term investments	$689	$689	$-
Equity securities	42,776	-	42,776
Fixed-income funds	40,717	-	40,717
International plans:
Short-term investments	639	639	-
Equity securities	7,191	-	7,191
Fixed-income funds	15,869	-	15,869

Total:	$107,881	$1,328	$106,553

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2010:

		Quoted prices in
		active markets for	Significant other
	Fair value at	identical assets	observable inputs
	February 28, 2010	(Level 1)	(Level 2)

U.S. plans:
Short-term investments	$683	$683	$-
Equity securities	38,079	-	38,079
Fixed-income funds	43,073	-	43,073
International plans:
Short-term investments	241	241	-
Equity securities	6,487	-	6,487
Fixed-income funds	13,529	-	13,529

Total:	$102,092	$924	$101,168

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2011:

		Quoted prices in
		active markets for	Significant other
	Fair value at	identical assets	observable inputs
	February 28, 2011	(Level 1)	(Level 2)

Short-term investments	$1,176	$1,176	$-
Equity securities	29,229	29,229	-
Fixed-income funds	36,530	-	36,530

Total:	$66,935	$30,405	$36,530

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2010:

		Quoted prices in
		active markets for	Significant other
	Fair value at	identical assets	observable inputs
	February 28, 2010	(Level 1)	(Level 2)

Short-term investments	$2,565	$2,565	$-
Equity securities	25,035	25,035	-
Fixed-income funds	39,328	-	39,328

Total:	$66,928	$27,600	$39,328

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

Fixed-income funds:  The fair value of common / collective trust funds are determined based on the quoted prices of the underlying investments. Fixed income funds, which primarily consist of corporate and government bonds, are valued using evaluated prices, such as dealer quotes, available trade information, spreads, bids and offers, prepayment speeds, U.S. Treasury curves and interest rate movements, provided by a pricing vendor.

Although the Corporation does not anticipate that contributions to the Gibson Retirement Plan will be required in 2012, it may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Corporation are not expected to exceed deductible limits in accordance with Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute $2,196 to the Supplemental Executive Retirement Plan in 2012. The plan is a nonqualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

In addition, the Corporation does not anticipate contributing to the postretirement benefit plan in 2012.

The benefits expected to be paid out are as follows:

		Postretirement Benefits
	Pension	Excluding Effect of	Including Effect of
	Plans	Medicare Part D Subsidy	Medicare Part D Subsidy

2012	$11,131	$5,289	$4,529
2013	11,334	5,609	4,792
2014	11,392	5,826	4,874
2015	11,317	6,085	5,030
2016	11,784	6,305	6,059
2017 – 2021	57,969	33,717	32,433

NOTE 13 –	LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are generally less than 10 years. Rental expense under operating leases for the years ended February 28, 2011, 2010 and 2009 is as follows:

	2011	2010	2009

Gross rentals	$33,452	$47,473	$48,332
Sublease rentals	(16,387)	(24,891)	(460)

Net rental expense	$17,065	$22,582	$47,872

At February 28, 2011, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2012	$16,195
2013	11,599
2014	8,075
2015	6,143
2016	4,831
Later years	10,525

57,368
Sublease rentals	(36,052)

Net rentals	$21,316

The majority of the sublease rentals in the table above are being paid by Schurman. These amounts relate to retail stores acquired by Schurman that are being subleased to Schurman. See Note 2 for additional information. The failure of Schurman to operate the retail stores successfully could have a material adverse effect on the Corporation, because if Schurman is not able to comply with its obligations under the subleases, the Corporation remains contractually obligated, as primary lessee, under those leases.

NOTE 14 –	FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

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

The following table summarizes the financial assets measured at fair value as of the measurement date, February 28, 2011, and the basis for that measurement, by level within the fair value hierarchy:

		Quoted prices	Quoted prices
		in active	in active
	Balance	markets for	markets for	Significant
	as of	identical assets	similar assets	unobservable
	February 28,	and liabilities	and liabilities	inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,223	$3,223	$-	$-
Deferred compensation plan assets(1)	6,871	6,871	-	-

Total	$10,094	$10,094	$-	$-

Assets measured on a non-recurring basis:
Assets held for sale	$5,282	$-	$5,282	$-

Total	$5,282	$-	$5,282	$-

The following table summarizes the financial assets measured at fair value as of the measurement date, February 28, 2010, and the basis for that measurement, by level within the fair value hierarchy:

		Quoted prices	Quoted prices
		in active	in active
	Balance	markets for	markets for	Significant
	as of	identical assets	similar assets	unobservable
	February 28,	and liabilities	and liabilities	inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$4,087	$4,087	$-	$-
Deferred compensation plan assets(1)	4,785	4,785	-	-

Total	$8,872	$8,872	$-	$-

Assets measured on a non-recurring basis:
Assets held for sale	$5,557	$-	$5,557	$-

Total	$5,557	$-	$5,557	$-

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

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

Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. In accordance with ASC 360, during the fourth quarter of 2010, assets held for sale relating to the Corporation’s party goods product lines with a carrying value of $13,936 were written down to fair value of $5,875, less cost to sell of $318, or $5,557. This resulted in an impairment charge of $8,379, which was recorded in “Material, labor and other production costs” on the Consolidated Statement of Operations. The assets held for sale included land and buildings related to the Kalamazoo facility within the North American Social Expression Products segment. During the fourth quarter of 2011, these assets were subsequently re-measured, at fair value less cost to sell, and an additional impairment charge of $275 was recorded. The fair value of the assets held for sale was considered a Level 2 valuation as it was based on observable selling prices for similar assets that were sold within the past twelve to eighteen months. In addition, land, buildings and certain equipment associated with a distribution facility in the International Social Expression Products segment have been reclassified to “Assets held for sale” on the Consolidated Statement of Financial Position, for all periods presented, as the location met the criteria to be classified as such during 2011. Bids from third parties for the purchase of these assets exceed current book value, therefore no adjustments to the carrying values were required in 2011. The assets included in “Assets held for sale” are expected to sell within one year.

NOTE 15 –	COMMON SHARES AND STOCK BASED COMPENSATION

At February 28, 2011 and 2010, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B common shares.

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

Total stock-based compensation expense, recognized in “Administrative and general expenses” on the Consolidated Statement of Operations, was $13,017 ($10,204 net of tax), which reduced earnings per share and earnings per share – assuming dilution by $0.26 and $0.25 per share, respectively, during the year ended February 28, 2011. During 2010, total stock-based compensation expense was $5,819 ($3,648 net of tax), which reduced both earnings per share and earnings per share – assuming dilution by $0.09 per share. During 2009, total stock-based compensation expense was $4,369 ($2,738 net of tax), which reduced both earnings per share and earnings per share – assuming dilution by $0.06 per share.

Under the Corporation’s stock option plans, options to purchase common shares are granted to directors, officers and other key employees at the then-current market price. In general, subject to continuing service, options become exercisable commencing twelve months after the date of grant in annual installments and expire over a period of not more than ten years from the date of grant. The Corporation generally issues new shares when options to purchase Class A common shares are exercised and treasury shares when options to purchase Class B common shares are exercised.

Stock option transactions and prices are summarized as follows:

			Weighted-Average
	Number of	Weighted-	Remaining	Aggregate Intrinsic
	Class A	Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in thousands)

Outstanding at February 28, 2010	5,305,132	$19.00
Granted	587,394	24.52
Exercised	(1,010,493)	23.92
Cancelled	(348,102)	21.70

Outstanding at February 28, 2011	4,533,931	$16.01	6.0	$14,260

Exercisable at February 28, 2011	3,557,127	$20.96	5.5	$8,291

			Weighted-Average
	Number of	Weighted-	Remaining	Aggregate
	Class B	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)

Outstanding at February 28, 2010	1,210,520	$20.19
Granted	118,375	24.69
Exercised	(162,500)	24.91

Outstanding at February 28, 2011	1,166,395	$19.96	5.7	$2,578

Exercisable at February 28, 2011	865,187	$22.96	5.2	$639

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009

Risk-free interest rate	1.4%	1.3%	2.5%
Dividend yield	2.3%	6.0%	2.7%
Expected stock volatility	0.81	0.71	0.31
Expected life in years	2.3	2.4	2.4

The weighted average fair value per share of options granted during 2011, 2010 and 2009 was $10.43, $2.83 and $3.13, respectively. The total intrinsic value of options exercised was $9,377, $1,985 and $116 in 2011, 2010 and 2009, respectively.

During 2009, approximately 60,000 performance shares were awarded to certain executive officers under the American Greetings 2007 Omnibus Incentive Compensation Plan (the “Plan”). The performance shares represent the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a performance period of up to two years. The number of performance shares actually earned is based on the percentage of the officer’s target incentive award, if any, that the officer achieves during the performance period under the Corporation’s Key Management Annual Incentive Plan. The Corporation recognizes compensation expense related to performance shares ratably over the estimated period during which the shares could be earned. During 2009, the target incentive awards were not earned as operating targets were not reached and thus, no compensation expense related to the performance shares was recognized. During 2010, the management objectives were met and the executives earned all 59,864 performance shares.

In 2010, the shareholders approved an amendment to the Plan reserving an additional 1,600,000 Class A common shares and 400,000 Class B common shares for issuance under the Plan. In connection with this amendment, in April 2009, performance shares were awarded to certain of the Corporation’s employees, including executive officers under the Plan. The performance shares represent the right to receive Class A common shares or Class B common shares, at no cost to the employee, upon achievement of management objectives over up to three annual performance periods and the satisfaction of a service-based vesting period.

The number of performance shares actually credited to a participant is based on achieving a corporate consolidated earnings before interest and taxes (“EBIT”) goal at the end of each of the three annual performance periods. Each of the three annual performance periods are subject to the same EBIT goals, which were established as of the date of grant. At the end of each performance period, provided that the performance objectives are met, the shares are then subject to a vesting requirement of two years of continuing service. The Corporation recognizes compensation expense related to performance shares ratably over the estimated combined performance and vesting period. During 2010, the required performance objectives for the first year performance period were satisfied and 709,000 performance shares were credited to participants. During 2011, the required performance objectives for the second year performance period were satisfied and 742,000 performance shares were credited to participants.

The following table summarizes the activity related to performance shares during 2011:

	Number of	Weighted-Average
	Class A	Remaining	Aggregate
	Performance	Contractual	Intrinsic Value
	Shares	Term (in years)	(in thousands)

Unvested at February 28, 2010	615,000
Credited	648,000
Vested	(286,483)
Forfeited	(227,017)

Unvested at February 28, 2011	749,500	1.3	$16,227

	Number of
	Class B
	Performance
	Shares

Unvested at February 28, 2010	153,864
Credited	94,000
Vested	(106,864)
Forfeited	-

Unvested at February 28, 2011	141,000	1.3	$3,053

The fair value of the performance shares is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010

Risk-free interest rate	1.62%	1.54%
Dividend yield	4.38%	4.48%
Expected stock volatility	0.76	0.78
Expected life in years	2.5	2.3

The fair value per share of the performance shares in 2011 and 2010 was $10.20 and $9.67, respectively.

During 2011, the Company awarded restricted share units to officers and other key employees. The restricted share units represent the right to receive Class A common shares or Class B common shares, at no cost to the employee, upon the satisfaction of a two-year continuous service-based vesting period. The Corporation recognizes compensation expense related to restricted share units ratably over the vesting period.

The following table summarizes the activity related to restricted stock units during 2011:

	Number of	Weighted-Average
	Class A	Remaining	Aggregate
	Restricted Stock	Contractual Term	Intrinsic Value
	Units	(in years)	(in thousands)

Unvested at February 28, 2010	-
Granted	124,920
Vested	-
Forfeited	(13,921)

Unvested at February 28, 2011	110,999	0.7	$2,403

	Number of
	Class B
	Restricted Stock
	Units

Unvested at February 28, 2010	-
Granted	29,675
Vested	-
Forfeited	-

Unvested at February 28, 2011	29,675	1.1	$642

The fair value of the restricted stock units is estimated using the Black-Scholes option-pricing model with the following assumptions:

2011

Risk-free interest rate	1.09%
Dividend yield	2.3%
Expected stock volatility	0.90
Expected life in years	1.6

The fair value per share of the restricted share units in 2011 was $23.65 at the date of the grant.

The risk-free interest rate was based upon the U.S. Treasury yield curve at the time of the grant. Dividend yield was estimated using the Corporation’s annual dividend in the year when the award was granted. Historical information was the primary basis for the estimates of expected stock volatility and expected life of the award.

As of February 28, 2011, the Corporation had unrecognized compensation expense of approximately $3,157, $4,659, and $1,326 before taxes, related to stock options, performance shares and restricted stock units, respectively.

The unrecognized compensation expense is expected to be recognized over an average period of approximately one year. Cash received from stock options exercised for the years ended February 28, 2011, 2010 and 2009, was $18,842, $5,834, and $366, respectively. The actual tax benefit realized from the exercise of share-based payment arrangements totaled $6,510, $762, and $45 for the years ended February 28, 2011, 2010 and 2009, respectively.

The number of shares available for future grant at February 28, 2011 is 924,164 Class A common shares and 134,054 Class B common shares.

NOTE 16 –	BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandise retailers as the primary channel. As permitted under ASC Topic 280, “Segment Reporting,” certain operating divisions have been aggregated into both the North American Social Expression Products and International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. Approximately 54%, 51% and 54% of the North American Social Expression Products segment’s revenue in 2011, 2010 and 2009, respectively, is attributable to its top five customers. Approximately 44%, 45% and 39% of the International Social Expression Products segment’s revenue in 2011, 2010 and 2009, respectively, is attributable to its top three customers.

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

The reporting and evaluation of segment assets include net accounts receivable, inventory on a FIFO basis, display materials and factory supplies, prepaid expenses, other assets and net property, plant and equipment. Unallocated and intersegment items include primarily cash, taxes and LIFO.

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

Operating Segment Information

	Total Revenue			Segment Earnings (Loss)
	2011	2010	2009	2011	2010	2009

North American Social Expression Products	$1,173,599	$1,231,624	$1,139,203	$210,154	$236,125	$106,311
Intersegment items	–	(5,104)	(52,805)	–	(3,511)	(38,899)
Exchange rate adjustment	17,884	8,659	9,050	8,170	3,800	2,539

Net	1,191,483	1,235,179	1,095,448	218,324	236,414	69,951
International Social Expression Products	256,507	250,026	245,331	19,536	16,693	(68,545)
Exchange rate adjustment	5,205	4,006	25,396	36	153	(9,124)

Net	261,712	254,032	270,727	19,572	16,846	(77,669)
Retail Operations	–	11,727	170,066	–	(34,830)	(19,727)
Exchange rate adjustment	–	112	8,746	–	(285)	496

Net	–	11,839	178,812	–	(35,115)	(19,231)
AG Interactive	78,407	80,320	82,623	14,103	11,319	(159,670)
Exchange rate adjustment	(201)	126	790	(112)	100	(2,021)

Net	78,206	80,446	83,413	13,991	11,419	(161,691)
Non-reportable segments	61,167	53,975	62,338	9,477	7,634	(7,627)
Unallocated	–	387	–	(106,259)	(116,476)	(80,193)
Exchange rate adjustment	–	–	–	902	232	1,527

Net	–	387	–	(105,357)	(116,244)	(78,666)

	$1,592,568	$1,635,858	$1,690,738	$156,007	$120,954	$(274,933)

	Depreciation and Amortization			Capital Expenditures
	2011	2010	2009	2011	2010	2009

North American Social Expression Products	$30,045	$32,504	$28,174	$28,880	$22,144	$43,460
Exchange rate adjustment	20	11	22	-	8	52

Net	30,065	32,515	28,196	28,880	22,152	43,512
International Social Expression Products	4,409	4,585	5,120	3,495	1,273	1,226
Exchange rate adjustment	22	74	578	7	20	107

Net	4,431	4,659	5,698	3,502	1,293	1,333
Retail Operations	-	395	4,653	-	29	4,330
Exchange rate adjustment	-	18	268	-	(2)	228

Net	-	413	4,921	-	27	4,558
AG Interactive	4,150	5,105	8,633	2,762	2,610	3,916
Exchange rate adjustment	(7)	17	330	-	1	2

Net	4,143	5,122	8,963	2,762	2,611	3,918
Non-reportable segments	1,701	1,820	1,628	1,130	260	2,218
Unallocated	708	636	610	72	207	194

	$41,048	$45,165	$50,016	$36,346	$26,550	$55,733

	Assets
	2011	2010

North American Social Expression Products	$956,169	$961,057
Exchange rate adjustment	4,876	2,273

Net	961,045	963,330
International Social Expression Products	117,928	136,551
Exchange rate adjustment	6,934	(1,539)

Net	124,862	135,012
Retail Operations	2,080	1,738
Exchange rate adjustment	-	-

Net	2,080	1,738
AG Interactive	17,983	20,352
Exchange rate adjustment	56	(77)

Net	18,039	20,275
Non-reportable segments	39,204	39,026
Unallocated and intersegment items	371,971	363,353
Exchange rate adjustment	15,201	6,917

Net	387,172	370,270

	$1,532,402	$1,529,651

Geographical Information

	Total Revenue			Fixed Assets - Net
	2011	2010	2009	2011	2010

United States	$1,205,915	$1,266,876	$1,235,828	$218,354	$220,626
United Kingdom	216,309	209,059	222,918	21,099	20,041
Other international	170,344	159,923	231,992	2,196	2,216

	$1,592,568	$1,635,858	$1,690,738	$241,649	$242,883

Product Information

	Total Revenue
	2011	2010	2009

Everyday greeting cards	$753,027	$764,199	$704,380
Seasonal greeting cards	377,282	368,781	356,762
Gift packaging	222,541	221,167	240,452
Other revenue	32,355	37,566	44,339
All other products	207,363	244,145	344,805

	$1,592,568	$1,635,858	$1,690,738

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

The Corporation recorded severance charges of $6,944, $10,814 and $15,688 in 2011, 2010 and 2009, respectively, related to headcount reductions and facility closures at several locations. During 2010, severance charges totaling $1,397 and $2,798 were recorded in the North American Social Expression Products segment related to the planned facility closures in Mexico City, Mexico and Kalamazoo, Michigan, respectively. See Note 2 for further information. The expense of $15,688 recorded in 2009 included enhanced benefits provided to certain domestic employees that were severed in connection with the headcount reductions announced in the fourth quarter of 2009. These one-time termination benefits were accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations.”

The following table summarizes the severance charges by segment:

	2011	2010	2009

North American Social Expression Products	$4,737	$8,517	$6,247
International Social Expression Products	773	263	4,119
Retail Operations	-	618	1,787
AG Interactive	900	802	1,626
Non-reportable	37	232	1,108
Unallocated	497	382	801

Total	$6,944	$10,814	$15,688

The remaining balance of the severance accrual was $8,002 and $14,030 at February 28, 2011 and 2010, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

NOTE 17 –	INCOME TAXES

Income (loss) from continuing operations before income taxes:

	2011	2010	2009

United States	$135,859	$129,115	$(136,523)
International	20,148	(8,161)	(138,410)

	$156,007	$120,954	$(274,933)

Income tax expense (benefit) from the Corporation’s continuing operations has been provided as follows:

	2011	2010	2009

Current:
Federal	$23,263	$7,730	$(21,530)
International	8,980	2,079	2,918
State and local	8,104	4,303	876

	40,347	14,112	(17,736)
Deferred	28,642	25,268	(29,438)

	$68,989	$39,380	$(47,174)

Reconciliation of the Corporation’s income tax expense (benefit) from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2011	2010	2009

Income tax expense (benefit) at statutory rate	$54,602	$42,334	$(96,227)
State and local income taxes, net of federal tax benefit	5,568	1,431	(1,128)
Corporate-owned life insurance	(1,909)	(4,688)	(633)
Nondeductible goodwill	-	-	61,445
International items, net of foreign tax credits	697	(2,490)	(7,613)
Worthless stock deduction on international subsidiary	(53)	(6,043)	(9,460)
Charitable contributions carryforward expiration	-	-	2,434
Exchange loss of international liquidation	-	2,562	-
Valuation allowance	(1,067)	302	(2,000)
Accruals and settlements	8,866	6,313	486
Other	2,285	(341)	5,522

Income tax at effective tax rate	$68,989	$39,380	$(47,174)

During 2011, estimated accruals and settlements increased because the Corporation received new information associated with anticipated settlements related to open years which are currently under examination.

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

Income taxes paid from continuing operations were $23,519 in 2011, $12,881 in 2010 and $19,555 in 2009.

Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	February 28, 2011	February 28, 2010

Deferred tax assets:
Employee benefit and incentive plans	$54,186	$59,859
Net operating loss carryforwards	29,850	37,722
Deferred capital loss	8,490	8,379
Deferred revenue	13,327	9,539
Net reserves not currently deductible	22,689	26,079
Charitable contributions carryforward	1,271	2,094
Foreign tax credit carryforward	26,638	35,948
Goodwill and other intangible assets	50,371	58,104
Other	9,242	2,959

	216,064	240,683
Valuation allowance	(24,042)	(25,109)

Total deferred tax assets	192,022	215,574
Deferred tax liabilities:
Property, plant and equipment	18,132	20,647
Other	6,340	1,057

Total deferred tax liabilities	24,472	21,704

Net deferred tax assets	$167,550	$193,870

Net deferred tax assets are included on the Consolidated Statement of Financial Position in the following captions:

	February 28, 2011	February 28, 2010

Deferred and refundable income taxes (current)	$46,628	$51,929
Deferred and refundable income taxes (noncurrent)	121,806	143,770
Deferred income taxes and noncurrent income taxes payable	(884)	(1,829)

Net deferred tax assets	$167,550	$193,870

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

The Corporation periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 28, 2011, the valuation allowance of $24,042 related principally to certain international and domestic net operating loss carryforwards and deferred capital losses.

At February 28, 2011, the Corporation had deferred tax assets of approximately $8,961 for international net operating loss carryforwards, of which $4,710 has no expiration dates and $4,251 has expiration dates ranging from 2014 through 2020. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss, charitable contribution and foreign tax credit (“FTC”) carryforwards of approximately $15,231, $8,612, $1,271 and $26,638, respectively. The federal net operating loss carryforwards have expiration dates ranging from 2019 to 2027. The state net operating loss carryforwards have expiration dates ranging from 2012 to 2031. The charitable contribution carryforward has an expiration date of 2014. The FTC carryforwards have expiration dates ranging from 2015 to 2020.

Deferred taxes have not been provided on approximately $81,256 of undistributed earnings of international subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

At February 28, 2011, the Corporation had unrecognized tax benefits of $43,323 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $32,811, compared to unrecognized tax benefits of $45,661 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $33,765 at February 28, 2010. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 28, 2011 could decrease approximately $9,498 during 2012 due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.

The following chart reconciles the Company’s total gross unrecognized tax benefits for the years ended February 28, 2011, 2010 and 2009:

	2011	2010	2009

Balance at beginning of year	$45,661	$34,760	$27,523
Additions based on tax positions related to the current year	2,177	12,673	229
Reductions based on tax positions related to the current year	-	-	(408)
Additions for tax positions of prior years	1,239	4,656	18,744
Reductions for tax positions of prior years	(2,405)	(6,345)	(6,581)
Settlements	(2,972)	(83)	(4,747)
Statute lapse	(377)	-	-

Balance at end of year	$43,323	$45,661	$34,760

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and income taxes as a component of income tax expense. During the year ended February 28, 2011, the Corporation recognized a net expense of $16,621 for interest and penalties on unrecognized tax benefits and income taxes. As of February 28, 2011, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $16,312. During the year ended February 28, 2010, the Corporation recognized a net benefit of $812 for interest expense and penalties related to unrecognized tax benefits and refundable income taxes. As of February 28, 2010, the total amount of gross accrued interest and penalties included on the Consolidated Statement of Financial Position related to unrecognized tax benefits and refundable income taxes netted to a refundable of $1,042.

The Corporation is subject to examination by the IRS and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2006 to the present.

NOTE 18 –	SUBSEQUENT EVENTS

Continuing the strategy of focusing on growing its core greeting card business, on March 1, 2011, the Corporation’s European subsidiary, UK Greetings Ltd., acquired Watermark Publishing Limited and its wholly owned subsidiary Watermark Packaging Limited (“Watermark”). Watermark is a privately held company located in Corby, England, and is considered a leader in the United Kingdom in the innovation and design of greeting cards. Under the terms of the transaction, the Corporation acquired 100% of the equity interests of Watermark in exchange of approximately $17,069 in cash, which was held in an escrow account as of February 28, 2011.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2011 and 2010:

	Quarter Ended
Fiscal 2011	May 28	Aug 27	Nov 26	Feb 28

Net sales	$392,105	$333,339	$421,990	$412,779
Total revenue	396,308	342,819	430,138	423,303
Gross profit	234,092	187,626	222,813	233,314
Net income	30,839	8,532	32,163	15,484
Earnings per share	$0.78	$0.21	$0.80	$0.39
Earnings per share — assuming dilution	0.75	0.21	0.78	0.37
Dividends declared per share	0.14	0.14	0.14	0.14

The fourth quarter of 2011 included a pretax charge of $5,503 related to scan-based trading implementations in the North American Social Expression Products segment.

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

The fourth quarter of 2010 included a pre-tax asset impairment charge totaling $13,005, a pre-tax gain of $34,178 related to the Party Goods Transaction, and a pre-tax severance charge of $6,555 in the North American Social Expression Products segment. Currency translation reclassification adjustments for amounts recognized in income were also recorded in the fourth quarter within the North American Social Expression Products segment and AG Interactive segment totaling pre-tax charge of $11,300 and pre-tax benefit of $3,274, respectively. The fourth quarter also included a pre-tax charge of $19,000 in relation to a legal settlement.

Quarterly earnings per share amounts do not add to the full year primarily due to share repurchases during the periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent registered public accounting firm on accounting or financial disclosure matters within the three year period ended February 28, 2011, or in any period subsequent to such date.

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

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of February 28, 2011.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting.

The management of American Greetings is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. American Greetings’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 28, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment under COSO’s “Internal Control-Integrated Framework,” management believes that as of February 28, 2011, American Greetings’ internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting. This attestation report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
American Greetings Corporation

We have audited American Greetings Corporation’s internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Greetings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, American Greetings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 28, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of American Greetings Corporation as of February 28, 2011 and February 28, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2011 of American Greetings Corporation and our report dated April 29, 2011 expressed an unqualified audit opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 29, 2011

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We hereby incorporate by reference the information called for by this Item 10 from the information contained in (i) our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 24, 2011 under the headings “Proposal One – Election of Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and (ii) for information regarding executive officers, Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We hereby incorporate by reference the information called for by this Item 11 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 24, 2011 under the headings “Compensation Discussion and Analysis,” “Fiscal 2011 Information Concerning Executive Officers,” “Director Compensation,” “Risks Related to Compensation Policies and Practices,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information called for by this Item 12 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 24, 2011 under the heading “Security Ownership.”

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common shares that may be issued under our equity compensation plans as of February 28, 2011.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options,	securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	6,902,178	$16.82	1,129,006
Equity compensation plans not approved by security holders	-	N/A	-

Total	6,902,178	$16.82	1,129,006

(1)	Column (a) includes 4,533,931 Class A common shares and 1,166,395 Class B common shares that may be issued in connection with the exercise of outstanding stock options. The amount in column (a) also includes 749,500 Class A common shares and 141,000 Class B common shares that may be issued upon the settlement of outstanding performance shares that have been awarded under the Corporation’s equity compensation plans, assuming the maximum performance or other criteria have been achieved. In addition, the amount in column (a) includes 110,999 Class A common shares and 29,675 Class B common shares related to restricted stock units that may be issued upon the satisfaction of service-based vesting period. The amount in column (a) also includes 30,115 Class A common shares and 140,563 Class B common shares representing share equivalents that have been credited to the account of certain officers or directors who have deferred receipt of shares earned and vested under our 1997 Equity and Performance Incentive Plan or our 2007 Omnibus Incentive Compensation Plan or that were to be paid in lieu of cash directors fees under the 1995 Director Stock Plan, which will be issued under these plans upon the expiration of the deferral period.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock units, performance shares and deferred compensation share equivalents.

Column (c) includes 924,164 Class A common shares and 134,054 Class B common shares, which shares may generally be issued under the Corporation’s equity compensation plans upon the exercise of stock options or stock appreciation rights and/or vesting of awards of deferred shares, performance shares or restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information called for by this Item 13 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 24, 2011 under the headings “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

We hereby incorporate by reference the information called for by this Item 14 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 24, 2011 under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	46
	Consolidated Statement of Operations — Years ended February 28, 2011, 2010 and 2009	47
	Consolidated Statement of Financial Position — February 28, 2011 and 2010	48
	Consolidated Statement of Cash Flows — Years ended February 28, 2011, 2010 and 2009	49
	Consolidated Statement of Shareholders’ Equity — Years ended February 28, 2011, 2010 and 2009	50
	Notes to Consolidated Financial Statements — Years ended February 28, 2011, 2010 and 2009	51
	Quarterly Results of Operations (Unaudited)	90

2.	Financial Statement Schedules
	Schedule II – Valuation and Qualifying Accounts	S-1

3.	Exhibits required by Item 601 of Regulation S-K

Item		Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession.

	2.1	Binding Letter Agreement, dated July 20, 2008, between Cookie Jar Entertainment Inc. and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

Item		Description

	2.2	Settlement Agreement, dated as of May 7, 2010, by and among the Corporation, Those Characters From Cleveland, Inc., Cookie Jar Entertainment, Inc., Cookie Jar Entertainment (USA), Inc. and Cookie Jar Entertainment Holdings (USA) Inc., amending that certain Binding Letter Agreement, dated July 20, 2008, between Cookie Jar Entertainment Inc. and the Corporation (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 2010, and is incorporated herein by reference.
	2.3	Binding Term Sheet between MoonScoop SAS and the Corporation, dated March 24, 2009.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2009.
	2.4	Asset Purchase Agreement by and among the Corporation and Amscan Holdings, Inc., dated December 21, 2009.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010, and is incorporated herein by reference.
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
10	Material Contracts
	10.1	Amended and Restated Credit Agreement, dated as of June 11, 2010, among the Corporation, various lending institutions party thereto, PNC Bank, National Association, as the Global Administrative Agent, as the Swing Line Lender, a LC Issuer and the Collateral Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, KeyBank National Association and The Bank of Nova Scotia as Co-Documentation Agents, and PNC Capital Markets LLC, as the Lead Arranger and Sole Bookrunner.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2010, and is incorporated herein by reference.
	10.2	Amended and Restated Pledge and Security Agreement, dated as of June 11, 2010, by and among the Corporation, each of the domestic subsidiaries of the Corporation identified therein and PNC Bank, National Association, as Collateral Agent.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2010, and is incorporated herein by reference.
	10.3	Amended and restated Guaranty of Payment of Debt, dated as of June 11, 2010, by and among each of the domestic subsidiaries of the Corporation identified therein, and PNC Bank, National Association as global administrative agent.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2010, and is incorporated herein by reference.
	10.4	Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2006, among AGC Funding Corporation, the Corporation, as Servicer, members of the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit (the “Receivables Purchase Agreement”).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated October 26, 2006, and is incorporated herein by reference.
	10.5	First Amendment to Receivables Purchase Agreement, dated January 12, 2007.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	10.6	Omnibus Amendment to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of February 28, 2007, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

Item		Description

	10.7	Third Amendment to Receivables Purchase Agreement, dated March 28, 2008.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.
10.8
Fourth Amendment to Receivables Purchase Agreement, dated as of September 23, 2009.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated September 24, 2009, and is incorporated herein by reference.

	10.9	Omnibus Amendment and Consent to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of March 1, 2011, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as Issuer of Letters of Credit.
This Exhibit is filed herewith.
	10.10	Loan Agreement by and between Schurman Fine Papers, d/b/a Papyrus, as Borrower, and the Corporation, as Lender, dated as of April 17, 2009. This Exhibit is filed herewith.
	10.11	Limited Guaranty, issued by the Corporation to Wells Fargo Retail Finance, LLC, dated April 17, 2009. This Exhibit is filed herewith.
*10.12
Form of Employment Contract with Specified Officers.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

*10.13
Amendment to Form of Employment Contract with Specified Officers.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

	*10.14	American Greetings Severance Benefits Plan (Officers) – Summary Plan Description. This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.15	Amendment to American Greetings Severance Benefits Plan (Officers).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.16	American Greetings Corporation Executive Deferred Compensation Plan. This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.
	*10.17	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.
	*10.18	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.
	*10.19	Amendment Number Three to American Greetings Corporation Executive Deferred Compensation Plan – American Greetings Corporation Executive Third Party Option Plan.

Item		Description

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, and is incorporated herein by reference.
	*10.20	Amendment Number Four to American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to the American Greetings Corporation Executive Third Party Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.
	*10.21	Amendment Number Five to American Greetings Corporation Executive Deferred Compensation Plan.
This Exhibit is filed herewith.
	*10.22	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.
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
	*10.29	Description of Compensation Payable to Non-Employee Directors (Fiscal 2010; 2011).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2009, and is incorporated herein by reference.
	*10.30	Description of Compensation Payable to Non-Employee Directors (Fiscal 2011; 2012).
This Exhibit is filed herewith.
	*10.31	American Greetings Corporation Second Amended and Restated Supplemental Executive Retirement Plan (Effective October 31, 2007).

Item		Description

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2007, and is incorporated herein by reference.
	*10.32	Severance Agreement, dated as of February 28, 2011, between Robert Swellie and the Corporation.
This Exhibit is filed herewith.
	*10.33	Employment Agreement, dated as of October 17, 2002, between Michael Goulder and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.
	*10.34	Amendment to Employment Agreement, effective as of January 1, 2009, between Michael Goulder and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.35	Employment Agreement, dated as of May 6, 2002, between Erwin Weiss and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.
	*10.36	Amendment to Employment Agreement, effective as of January 1, 2009, between Erwin Weiss and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.37	Employment Agreement, dated as of August 22, 2003, between Catherine M. Kilbane and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.
	*10.38	Employment Agreement, dated as of March 4, 2004, between Thomas H. Johnston and the Corporation, as amended on March 11, 2004.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.
	*10.39	Employment Agreement, dated as of June 1, 1991, between Jeffrey M. Weiss and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.
	*10.40	Employment Agreement, dated as of May 1, 1997, between Zev Weiss and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.
	*10.41	Employment Agreement, dated April 14, 2003, between Stephen J. Smith and the Corporation.

Item		Description

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	*10.42	Executive Employment Agreement, dated as of June 12, 2008, between John W. Beeder and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2008, and is incorporated herein by reference.
	*10.43	Amendment to Employment Agreement, effective January 1, 2009, between John W. Beeder and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.44	Key Management Annual Incentive Plan (fiscal year 2010 Description).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2009, and is incorporated herein by reference.
	*10.45	Key Management Annual Incentive Plan (fiscal year 2011 Description).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2010, and is incorporated herein by reference.
	*10.46	Form of Employee Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.
	*10.47	Form of Employee Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	*10.48	Form of Director Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.
	*10.49	Form of Director Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	*10.50	Form of Employee Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2007, and is incorporated herein by reference.
	*10.51	Form of Director Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.

Item		Description

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 24, 2007, and is incorporated herein by reference.
	*10.52	Form of Restricted Shares Grant Agreement.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.
	*10.53	Split-Dollar Agreement, dated May 7, 2001, between American Greetings and the Morry Weiss and Judith S. Weiss 2001 Irrevocable Insurance Trust, dated March 1, 2001, Gary Weiss, Jeffrey Weiss, Zev Weiss and Elie Weiss, co-trustees.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.54	Agreement to Terminate Split-Dollar Agreement, dated February 16, 2009, between American Greetings and the Morry Weiss and Judith S. Weiss 2001 Irrevocable Insurance Trust, dated March 1, 2001, Gary Weiss, Jeffrey Weiss, Zev Weiss and Elie Weiss, co-trustees.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.55	Agreement between American Greetings Corporation and Morry Weiss in connection with Termination of the Split-Dollar Agreement, dated February 16, 2009.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.56	Form of Performance Share Award Agreement.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.57	Form of Employee Restricted Stock Unit Agreement.
This Exhibit is filed herewith.
	*10.58	Form of Director Restricted Stock Unit Agreement.
This Exhibit is filed herewith.
21		Subsidiaries of the Corporation.
This Exhibit is filed herewith..
23		Consent of Independent Registered Public Accounting Firm.
This Exhibit is filed herewith..
(31)a		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
This Exhibit is filed herewith..
(31)b		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
This Exhibit is filed herewith..
32		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
This Exhibit is filed herewith.

Item	Description

101	The following materials from the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the years ended February 28, 2011, 2010 and 2009, (ii) Consolidated Statement of Financial Position at February 28, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the years ended February 28, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements for the year ended February 28, 2011.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Schedule II – Valuation and Qualifying Accounts

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

AMERICAN GREETINGS CORPORATION (Registrant).

Date: April 29, 2011	By: /s/ Catherine M. Kilbane Catherine M. Kilbane, Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/s/ Morry Weiss Morry Weiss	Chairman of the Board; Director	) ) ).

/s/ Zev Weiss Zev Weiss	Chief Executive Officer (principal executive officer); Director	) ) ).

/s/ Jeffrey Weiss Jeffrey Weiss	President and Chief Operating Officer; Director	) ) ).

/s/ Scott S. Cowen Scott S. Cowen	Director	) ) ).

/s/ Jeffrey D. Dunn Jeffrey D. Dunn	Director	) ) )	April 29, 2011

/s/ William E. MacDonald, III William E. MacDonald, III	Director	) ) ).

/s/ Michael J. Merriman, Jr. Michael J. Merriman, Jr.	Director	) ) ).

/s/ Charles A. Ratner Charles A. Ratner	Director	) ) ).

/s/ Jerry Sue Thornton Jerry Sue Thornton	Director	) ) ).

/s/ Stephen J. Smith Stephen J. Smith	Senior Vice President and Chief Financial Officer (principal financial officer)	) ) ).

/s/ Joseph B. Cipollone Joseph B. Cipollone	Vice President and Chief Accounting Officer (principal accounting officer)	) ) )

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES
(In thousands of dollars)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		ADDITIONS
		(1)	(2)
	Balance	Charged to	Charged (Credited)				Balance
	at Beginning	Costs	to Other		Deductions-		at End
Description	of Period	and Expenses	Accounts-Describe		Describe		of Period

Year ended February 28, 2011:
Deduction from asset account:
Allowance for doubtful accounts	$2,963	$3,834	$(47	)(A)	$1,376	(B)	$5,374

Allowance for seasonal sales returns	$36,443	$164,389	$896	(A)	$167,670	(C)	$34,058

Allowance for other assets	$12,400	$(455)	$-		$1,245	(D)	$10,700 .

Year ended February 28, 2010:.
Deduction from asset account:
Allowance for doubtful accounts	$5,006	$478	$264	(A)	$2,785	(B)	$2,963

Allowance for seasonal sales returns	$47,121	$179,109	$1,854	(A)	$191,641	(C)	$36,443

Allowance for other assets	$30,897	$(3,786)	$-		$14,711	(D)	$12,400 .

Year ended February 28, 2009:.
Deduction from asset account:
Allowance for doubtful accounts	$3,768	$4,869	$(18	)(A) (E)	$3,613	(B)	$5,006

Allowance for seasonal sales returns	$57,126	$223,095	$(3,068	)(A) (E)	$230,032	(C)	$47,121

Allowance for other assets	$29,700	$4,547	$-		$3,350	(D)	$30,897

Note A:  Translation adjustment on foreign subsidiary balances.
Note B:  Accounts charged off, less recoveries.
Note C:  Sales returns charged to the allowance account for actual returns.
Note D:  Deferred contract costs charged to the allowance account.

Note E:	Includes additions of $577 for the allowance for doubtful accounts and $2,348 for the allowance for seasonal sales returns due to business acquisitions during 2009.

S-1