Form 10-Q
period 2011-05-27
AMERICAN GREETINGS CORP
filed 2011-07-06
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2011

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 1, 2011, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	37,867,369
Class B Common	2,802,513

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

EXHIBITS
EX-10.1
EX-10.2
EX-31.A
EX-31.B
EX-32
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended
	May 27, 2011	May 28, 2010
Net sales	$396,776	$392,105
Other revenue	5,573	4,203

Total revenue	402,349	396,308

Material, labor and other production costs	157,929	158,013
Selling, distribution and marketing expenses	123,292	117,551
Administrative and general expenses	65,298	66,032
Other operating income — net	(923)	(594)

Operating income	56,753	55,306

Interest expense	6,124	6,202
Interest income	(321)	(213)
Other non-operating expense (income) — net	160	(1,700)

Income before income tax expense	50,790	51,017
Income tax expense	18,197	20,178

Net income	$32,593	$30,839

Earnings per share — basic	$0.80	$0.78

Earnings per share — assuming dilution	$0.78	$0.75

Average number of shares outstanding	40,500,357	39,638,568

Average number of shares outstanding — assuming dilution	41,799,366	40,849,429

Dividends declared per share	$0.15	$0.14
See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	May 27, 2011	February 28, 2011	May 28, 2010
ASSETS

Current assets
Cash and cash equivalents	$211,139	$215,838	$186,775
Trade accounts receivable, net	137,213	119,779	110,085
Inventories	203,346	179,730	157,913
Deferred and refundable income taxes	46,686	50,051	74,951
Assets held for sale	7,180	7,154	14,680
Prepaid expenses and other	117,315	128,372	118,046

Total current assets	722,879	700,924	662,450

Goodwill	29,701	28,903	30,238
Other assets	431,472	436,137	413,237
Deferred and refundable income taxes	127,731	124,789	150,207

Property, plant and equipment — at cost	859,189	849,552	835,707
Less accumulated depreciation	616,706	607,903	597,610

Property, plant and equipment — net	242,483	241,649	238,097

	$1,554,266	$1,532,402	$1,494,229

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$—	$—	$99,000
Accounts payable	98,641	87,105	80,205
Accrued liabilities	65,527	59,841	61,425
Accrued compensation and benefits	35,163	72,379	35,472
Income taxes payable	18,752	10,951	25,390
Other current liabilities	100,107	102,286	91,878

Total current liabilities	318,190	332,562	393,370

Long-term debt	233,298	232,688	230,973
Other liabilities	186,484	186,505	179,643
Deferred income taxes and noncurrent income taxes payable	32,132	31,736	30,548

Shareholders’ equity
Common shares — Class A	37,942	37,470	37,064
Common shares — Class B	2,803	2,937	2,926
Capital in excess of par value	502,131	492,048	478,676
Treasury stock	(951,643)	(952,206)	(951,830)
Accumulated other comprehensive income (loss)	2,121	(2,346)	(40,257)
Retained earnings	1,190,808	1,171,008	1,133,116

Total shareholders’ equity	784,162	748,911	659,695

	$1,554,266	$1,532,402	$1,494,229

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 27, 2011	May 28, 2010
OPERATING ACTIVITIES:
Net income	$32,593	$30,839
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	2,662	2,650
Net loss (gain) on disposal of fixed assets	86	(151)
Depreciation and amortization	9,929	10,294
Deferred income taxes	1,147	(535)
Other non-cash charges	872	735
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(12,389)	19,576
Inventories	(18,750)	4,483
Other current assets	2,442	(2,878)
Income taxes	7,596	15,830
Deferred costs — net	13,099	13,802
Accounts payable and other liabilities	(27,922)	(66,362)
Other — net	597	4,256

Total Cash Flows From Operating Activities	11,962	32,539

INVESTING ACTIVITIES:
Property, plant and equipment additions	(8,891)	(5,965)
Cash payments for business acquisitions, net of cash acquired	(5,992)	—
Proceeds from sale of fixed assets	24	555
Proceeds from escrow related to party goods transaction	—	24,523

Total Cash Flows From Investing Activities	(14,859)	19,113

FINANCING ACTIVITIES:
Net decrease in long-term debt	—	(250)
Sale of stock under benefit plans	12,000	19,087
Purchase of treasury shares	(9,942)	(12,979)
Dividends to shareholders	(6,062)	(5,525)

Total Cash Flows From Financing Activities	(4,004)	333

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,202	(3,159)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,699)	48,826
Cash and Cash Equivalents at Beginning of Year	215,838	137,949

Cash and Cash Equivalents at End of Period	$211,139	$186,775

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended May 27, 2011 and May 28, 2010
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
These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 28, 2011, from which the Consolidated Statement of Financial Position at February 28, 2011, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2012 presentation. These reclassifications had no material impact on financial position, earnings or cash flows.
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
The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in Accounting Standards Codification (“ASC”) topic 810, (“ASC 810”) “Consolidation.” Schurman owns and operates approximately 430 specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of May 27, 2011 includes:
•	the investment in the equity of Schurman of $1.9 million;

•	the Liquidity Guaranty of Schurman’s indebtedness of $12 million;

•	normal course of business trade accounts receivable due from Schurman of $12.3 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business;

•	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $32.0 million, $36.0 million and $46.3 million as of May 27, 2011, February 28, 2011 and May 28, 2010, respectively;

•	the subordinated credit facility (the “Subordinated Credit Facility”) that provides Schurman with up to $10 million of subordinated financing.
The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $12 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in January 2014. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of May 27, 2011 requiring the use of the guaranty.
The Subordinated Credit Facility that the Corporation provides to Schurman has an initial term of nineteen months, subject to up to three automatic one-year renewal periods (or partial-year, in the case of the last renewal), unless either party provides the appropriate written notice prior to the expiration of the applicable term. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. Borrowings under the Subordinated Credit Facility are subordinate to borrowings under the Senior Credit Facility, and the Subordinated Credit Facility includes affirmative and negative non-financial covenants and events of default customary for such financings. As of May 27, 2011, Schurman had not borrowed under the Subordinated Credit Facility.
The April 2009 transaction with Schurman also included a $12 million limited Bridge Guaranty in favor of the lenders under the Senior Credit Facility, which remained in effect until Schurman was able to include inventory and other assets of the retail stores it acquired from the Corporation in its borrowing base. As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, on April 1, 2011, the Bridge Guaranty was terminated.
In addition to the investment in the equity of Schurman, as previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, the Corporation holds an investment in the common stock of AAH Holdings Corporation, Amscan’s ultimate parent Corporation. These two investments, totaling approximately $12.5 million, are accounted for under the cost method. The Corporation is not aware of any events or changes in circumstances that had occurred during the first quarter of 2012 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of these investments.
Note 2 — Seasonal Nature of Business
A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.
Note 3 — Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures,” that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation, and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements, which become effective for interim and annual periods beginning after December 15, 2010. The Corporation’s adoption of this standard did not have a material effect on its financial statements.
In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3)

quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.
Note 4 — Other Income and Expense

	Three Months Ended
(In thousands)	May 27, 2011	May 28, 2010
Foreign exchange loss (gain)	$717	$(1,053)
Rental income	(471)	(526)
Loss (gain) on asset disposal	86	(151)
Miscellaneous	(172)	30

Other non-operating expense (income) — net	$160	$(1,700)

“Miscellaneous” includes, among other things, income/loss from equity securities.
Note 5 — Earnings Per Share
The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended
	May 27, 2011	May 28, 2010
Numerator (in thousands):
Net income	$32,593	$30,839

Denominator (in thousands):
Weighted average shares outstanding	40,500	39,639
Effect of dilutive securities:
Stock options and awards	1,299	1,210

Weighted average shares outstanding — assuming dilution	41,799	40,849

Earnings per share	$0.80	$0.78

Earnings per share — assuming dilution	$0.78	$0.75

Approximately 2.2 million and 3.2 million stock options outstanding for the three month periods ended May 27, 2011 and May 28, 2010, respectively, were excluded from the computation of earnings per share—assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.
The Corporation issued 0.5 million and 0.3 million Class A common shares and Class B treasury shares, respectively, upon exercise of employee stock options and vesting of equity awards during the three months ended May 27, 2011. The Corporation issued 0.8 million and 0.2 million Class A common shares and Class B treasury shares, respectively, upon exercise of employee stock options and vesting of equity awards during the three months ended May 28, 2010.

Note 6 — Comprehensive Income
The Corporation’s total comprehensive income is as follows:

	Three Months Ended
(In thousands)	May 27, 2011	May 28, 2010
Net income	$32,593	$30,839

Other comprehensive income (loss):
Foreign currency translation adjustments	4,482	(8,998)
Pension and postretirement benefit adjustments, net of tax	(16)	(1,445)
Unrealized gain on securities, net of tax	1	1

Total comprehensive income	$37,060	$20,397

Note 7 — Customer Allowances and Discounts
Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 27, 2011	February 28, 2011	May 28, 2010
Allowance for seasonal sales returns	$36,098	$34,058	$38,019
Allowance for outdated products	8,207	8,264	8,118
Allowance for doubtful accounts	5,932	5,374	3,188
Allowance for cooperative advertising and marketing funds	29,432	25,631	26,248
Allowance for rebates	31,862	24,920	24,318

	$111,531	$98,247	$99,891

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $13.5 million, $11.9 million and $11.3 million as of May 27, 2011, February 28, 2011 and May 28, 2010, respectively.
Note 8 — Inventories

(In thousands)	May 27, 2011	February 28, 2011	May 28, 2010
Raw materials	$24,539	$21,248	$19,287
Work in process	13,091	6,476	9,701
Finished products	225,886	212,056	185,097

	263,516	239,780	214,085
Less LIFO reserve	79,465	78,358	75,834

	184,051	161,422	138,251
Display materials and factory supplies	19,295	18,308	19,662

	$203,346	$179,730	$157,913

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.
Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $51.4 million, $42.1 million and $40.8 million as of May 27, 2011, February 28, 2011 and May 28, 2010, respectively.

Note 9 — Deferred Costs
Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	May 27, 2011	February 28, 2011	May 28, 2010
Prepaid expenses and other	$78,366	$88,352	$75,198
Other assets	319,536	327,311	298,371

Deferred cost assets	397,902	415,663	373,569

Other current liabilities	(62,998)	(64,116)	(52,980)
Other liabilities	(72,523)	(76,301)	(47,298)

Deferred cost liabilities	(135,521)	(140,417)	(100,278)

Net deferred costs	$262,381	$275,246	$273,291

The Corporation maintains an allowance for deferred costs related to supply agreements of $10.4 million, $10.7 million and $12.2 million at May 27, 2011, February 28, 2011 and May 28, 2010, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.
Note 10 — Debt
As of May 27, 2011, the Corporation was party to an amended and restated $350 million secured credit agreement and to an amended and restated receivables purchase agreement that has available financing of up to $80 million. There were no balances outstanding under the Corporation’s credit facility or receivables purchase agreement at May 27, 2011 and February 28, 2011. The Corporation had, in the aggregate, $31.8 million outstanding under letters of credit under these borrowing agreements, which reduces the total credit available to the Corporation thereunder.
There was no debt due within one year as of May 27, 2011 and February 28, 2011. Debt due within one year as of May 28, 2010 was $99 million.
Long-term debt and their related calendar year due dates, net of unamortized discounts which totaled $21.6 million, $22.2 million and $23.9 million as of May 27, 2011, February 28, 2011 and May 28, 2010, respectively, were as follows:

(In thousands)	May 27, 2011	February 28, 2011	May 28, 2010
7.375% senior notes, due 2016	$213,323	$213,077	$212,386
7.375% notes, due 2016	19,794	19,430	18,404
6.10% senior notes, due 2028	181	181	181
Other	—	—	2

	$233,298	$232,688	$230,973

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $240.8 million (at a carrying value of $233.3 million), $237.5 million (at a carrying value of $232.7 million) and $238.5 million (at a carrying value of $231.0 million) at May 27, 2011, February 28, 2011 and May 28, 2010, respectively.
The total fair value of the Corporation’s non-publicly traded debt, term loan and revolving credit facility, based on comparable privately traded debt prices, was $99 million (at a carrying value of $99 million) at May 28, 2010.
At May 27, 2011, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 11 — Retirement Benefits
The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension		Postretirement Benefit
	Three Months Ended		Three Months Ended
(In thousands)	May 27, 2011	May 28, 2010	May 27, 2011	May 28, 2010
Service cost	$204	$251	$363	$575
Interest cost	2,146	2,213	1,210	1,550
Expected return on plan assets	(1,672)	(1,660)	(1,098)	(1,125)
Amortization of prior service cost (credit)	59	44	(638)	(1,850)
Amortization of actuarial loss	569	526	—	250

	$1,306	$1,374	$(163)	$(600)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 27, 2011 was $3.7 million, compared to $3.5 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expense recognized for the 401(k) match was $1.4 million and $1.1 million for the three months ended May 27, 2011 and May 28, 2010, respectively. The profit-sharing plan and 401(k) matching expenses for the three month periods are estimates as actual contributions are determined after fiscal year-end.
At May 27, 2011, February 28, 2011 and May 28, 2010, the liability for postretirement benefits other than pensions was $25.6 million, $24.1 million and $46.8 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At May 27, 2011, February 28, 2011 and May 28, 2010, the long-term liability for pension benefits was $59.9 million, $60.1 million and $58.7 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.
Note 12 — Fair Value Measurements
Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:
•	Level 1 — Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Valuation is based upon unobservable inputs that are significant to the fair value measurement.
The following table shows the Corporation’s assets and liabilities measured at fair value as of May 27, 2011:

	May 27, 2011	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,277	$3,277	$—	$—
Deferred compensation plan assets (1)	8,688	8,688	—	—

Total	$11,965	$11,965	$—	$—

Assets measured on a nonrecurring basis:
Assets held for sale	$5,282	$—	$5,282	$—

Total	$5,282	$—	$5,282	$—

The following table shows the Corporation’s assets and liabilities measured at fair value as of February 28, 2011:

	February 28, 2011	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,223	$3,223	$—	$—
Deferred compensation plan assets (1)	6,871	6,871	—	—

Total	$10,094	$10,094	$—	$—

Assets measured on a nonrecurring basis:
Assets held for sale	$5,282	$—	$5,282	$—

Total	$5,282	$—	$5,282	$—

The following table shows the Corporation’s assets and liabilities measured at fair value as of May 28, 2010:

	May 28, 2010	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$4,025	$4,025	$—	$—
Deferred compensation plan assets (1)	5,963	5,963	—	—

Total	$9,988	$9,988	$—	$—

Assets measured on a nonrecurring basis:
Assets held for sale	$5,557	$—	$5,557	$—

Total	$5,557	$—	$5,557	$—

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.
The fair value of the investments in the active employees’ medical plan trust was considered a Level 1 valuation as it is based on the quoted market value per share of each individual security investment in an active market.
The deferred compensation plan includes mutual fund assets. Assets held in mutual funds were recorded at fair value, which was considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. Although the Corporation is under no obligation to fund employees’ nonqualified accounts, the fair value of the related non-qualified deferred compensation liability is based on the fair value of the mutual fund.
Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. During the fourth quarter of 2010, assets held for sale relating to the Corporation’s party goods product lines, including land and buildings, were written down to fair value of $5.9 million, less cost to sell of $0.3 million, or $5.6 million. During the fourth quarter of 2011, these assets were subsequently re-measured and an additional impairment charge of $0.3 million was recorded. Re-assessment in the current period indicated no change to the fair value of these assets. The fair value of the assets held for sale was considered a Level 2 valuation as it was based on observable selling prices for similar assets that were sold within the past twelve to eighteen months. In addition, land, buildings and certain equipment associated with a distribution facility in the International Social Expression Products segment have been reclassified to “Assets held for sale” on the Consolidated Statement of Financial Position, for all periods presented, as these assets met the criteria to be classified as such during 2011. Bids from third parties for the purchase of these assets exceed current book value, therefore no adjustments to the carrying values were required. The assets included in “Assets held for sale” are expected to sell within one year.

Note 13 — Income Taxes
The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 35.8% and 39.6% for the three month periods ended May 27, 2011 and May 28, 2010, respectively. During the prior year quarter, the Corporation recognized the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage due to the enacted U.S. Patient Protection and Affordable Care Act, which increased the Corporation’s income tax expense by $1.6 million.
At February 28, 2011, the Corporation had unrecognized tax benefits of $43.3 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $32.8 million. There were no significant changes to this amount during the first quarter of 2012. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 28, 2011 could decrease approximately $9.5 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.
The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the first quarter of 2012, the Corporation recognized net expense of $0.5 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of May 27, 2011, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $16.9 million.
The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2006 to the present.
Note 14 — Business Segment Information
The Corporation has North American Social Expression Products, International Social Expression Products, AG Interactive and non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandise retailers as the primary channel. AG Interactive distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The Corporation’s non-reportable operating segments primarily include licensing activities and the design, manufacture and sale of display fixtures.
During the current quarter, certain items that were previously considered corporate expenses are now included in the calculation of segment earnings for the North American Social Expression Products segment. This change is the result of modifications to organizational structures, and is intended to better align the segment financial results with the responsibilities of segment management and the way management evaluates the Company’s operations. In addition, segment results are now reported using actual foreign exchange rates for the periods presented. Previously, segment results were reported at constant exchange rates to eliminate the impact of foreign currency fluctuations. Prior year segment results have been presented to be consistent with the current methodologies.

	Total Revenue		Segment Earnings (Loss)
	Three Months Ended		Three Months Ended
(In thousands)	May 27, 2011	May 28, 2010	May 27, 2011	May 28, 2010
North American Social Expression Products	$303,228	$308,309	$59,618	$64,063
International Social Expression Products	70,205	57,573	3,303	2,834
AG Interactive	16,717	18,554	2,312	2,372
Non-reportable segments	12,199	11,872	4,606	2,152
Unallocated	—	—	(19,049)	(20,404)

	$402,349	$396,308	$50,790	$51,017

For the three months ended May 27, 2011, “Unallocated” includes interest expense for centrally incurred debt, domestic profit-sharing expense and stock-based compensation expense of $6.1 million, $3.7 million and $2.7 million, respectively. For the three months ended May 28, 2010, these amounts totaled $6.2 million, $3.5 million and $2.6 million, respectively. “Unallocated” also includes costs associated with corporate operations including senior management, corporate finance, legal and insurance programs. These costs totaled $6.5 million and $8.1 million for the three months ended May 27, 2011 and May 28, 2010, respectively.
Termination Benefits
Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.
The balance of the severance accrual was $5.8 million, $8.0 million and $11.6 million at May 27, 2011, February 28, 2011 and May 28, 2010, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.
Expenses associated with Royalty Revenue
The Corporation has agreements for licensing the Care Bears and Strawberry Shortcake characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation, which is recorded in “Other revenue.” These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Expenses associated with the servicing of these agreements, primarily relating to the licensing activities included in non-reportable segments, are summarized as follows:

	Three Months Ended
(In thousands)	May 27, 2011	May 28, 2010
Material, labor and other production costs	$2,426	$2,065
Selling, distribution and marketing expenses	1,345	1,429
Administrative and general expenses	389	433

	$4,160	$3,927

Deferred Revenue
Deferred revenue, included in “Other current liabilities” and “Other liabilities” on the Consolidated Statement of Financial Position, totaled $38.0 million, $39.4 million and $39.1 million at May 27, 2011, February 28, 2011 and May 28, 2010, respectively. The amounts relate primarily to subscription revenue in the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.
Acquisitions
Continuing the strategy of focusing on growing its core greeting card business, on March 1, 2011, the Corporation’s European subsidiary, UK Greetings Ltd., acquired Watermark Publishing Limited and its wholly owned subsidiary Watermark Packaging Limited (“Watermark”). Watermark is a privately held company located in Corby, England, and is considered a leader in the United Kingdom in the innovation and design of greeting cards. Under the terms of the transaction, the Corporation acquired 100% of the equity interests of Watermark for approximately $17.1 million in cash. Cash paid for Watermark, net of cash acquired was approximately $6.0 million and is reflected in investing activities in the Consolidated Statement of Cash Flows.
The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The estimated purchase price allocation is preliminary and subject to revision as valuation work is still being conducted. The following represents the preliminary purchase price allocation:

Purchase price (in millions):
Cash paid	$17.1
Cash acquired	(11.1)

$6.0

Allocation (in millions):
Current assets	$8.7
Property, plant and equipment	0.4
Intangible assets	2.7
Goodwill	1.4
Liabilities assumed	(7.2)

$6.0

The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material. The Watermark business is included in the Corporation’s International Social Expression Products segment.
Note 15 — Subsequent Event
On June 9, 2011, the Corporation sold certain minor character properties in exchange for cash proceeds of $4.5 million. As a result, the Corporation expects to record a gain of approximately $4.5 million during the second quarter ending August 26, 2011.

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
Overview
We reported diluted earnings per share of $0.78 for the first quarter, on an increase to revenues of 1.5%, and an increase to operating income of 2.6%, compared to the prior year period. The higher revenues were driven by higher net sales of greeting cards and favorable foreign currency translation. The increase in greeting card net sales was driven by the International Social Expression Products segment, which benefited from both the Watermark acquisition (see below) and additional distribution with existing customers. Partially offsetting these favorable items were lower revenues from party goods, gift packaging products, on-line advertising and other ancillary products. Revenues in the current period also included the unfavorable impact of scan-based trading (“SBT”) implementations, which were primarily related to the expanded distribution in the value channel which was previously disclosed in the fourth quarter of fiscal 2011.
Compared to the prior year first quarter, operating income was favorably impacted by a change in product mix, due to a shift toward higher margin card product versus non-card products and cost savings related to the Papyrus Recycled Paper Greetings (“PRG”) integration and other cost savings initiatives. Operating income was unfavorably impacted by costs associated with the rollout of additional distribution in both North American Social Expression Products segment and International Social Expression Products segment, as well as costs associated with our systems refresh project.
On March 1, 2011, our European subsidiary, UK Greetings Ltd., acquired Watermark Publishing Limited (“Watermark”). Watermark is considered a leader in the innovation and design of greeting cards in the United Kingdom. This acquisition is another step in continuing our strategy of focusing on growing our core greeting card business. For the quarter, Watermark added approximately $7 million to net sales, but had no impact on earnings due to the seasonal nature of this business.

Results of Operations
Three months ended May 27, 2011 and May 28, 2010
Net income was $32.6 million, or $0.78 per share, in the first quarter compared to $30.8 million, or $0.75 per share, in the prior year first quarter (all per-share amounts assume dilution).
Our results for the three months ended May 27, 2011 and May 28, 2010 are summarized below:

(Dollars in thousands)	2011	%Total Revenue	2010	%Total Revenue
Net sales	$396,776	98.6%	$392,105	98.9%
Other revenue	5,573	1.4%	4,203	1.1%

Total revenue	402,349	100.0%	396,308	100.0%

Material, labor and other production costs	157,929	39.3%	158,013	39.9%
Selling, distribution and marketing expenses	123,292	30.6%	117,551	29.6%
Administrative and general expenses	65,298	16.2%	66,032	16.7%
Other operating income — net	(923)	(0.2%)	(594)	(0.2%)

Operating income	56,753	14.1%	55,306	14.0%

Interest expense	6,124	1.5%	6,202	1.6%
Interest income	(321)	(0.1%)	(213)	(0.1%)
Other non-operating expense (income) — net	160	0.1%	(1,700)	(0.4%)

Income before income tax expense	50,790	12.6%	51,017	12.9%
Income tax expense	18,197	4.5%	20,178	5.1%

Net income	$32,593	8.1%	$30,839	7.8%

For the three months ended May 27, 2011, consolidated net sales increased 1.2%, or approximately $5 million, from $392.1 million in the prior year first quarter to $396.8 million in the current three months. The increase was primarily due to the impact of approximately $8 million of favorable foreign currency translation and an approximate $9 million increase in net sales of greeting cards, particularly everyday cards in the International Social Expression Products segment. The increase in International Social Expression Products segment was driven by the Watermark acquisition and additional distribution with existing customers. Partially offsetting these increases were lower net sales of combined gift packaging products and party goods of approximately $4 million, decreased sales of other ancillary products of approximately $4 million and the impact of SBT implementations that unfavorably impacted net sales by approximately $2 million. In addition, net sales in the AG Interactive segment declined by approximately $2 million due to lower advertising revenue and the impact of winding down the Photoworks website.
Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $1.4 million during the three months ended May 27, 2011.

Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 27, 2011 and May 28, 2010 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2011	2010	2011	2010	2011	2010
Unit volume	2.6%	(1.7%)	(1.3%)	(6.0%)	1.2%	(3.3%)
Selling prices	(0.9%)	1.7%	2.1%	4.0%	0.2%	2.5%
Overall increase / (decrease)	1.7%	(0.1%)	0.8%	(2.3%)	1.4%	(0.9%)
During the first quarter, combined everyday and seasonal greeting card sales less returns increased 1.4% compared to the prior year quarter, including improvements in both unit volume and selling prices of 1.2% and 0.2%, respectively. The overall increase was driven by unit growth in our International Social Expression Products segment and price improvements in our North American Social Expression Products segment.
Everyday card sales less returns for the first quarter increased 1.7% with improvements in unit volume of 2.6%. The unit volume increase resulted from the Watermark acquisition and additional distribution with existing customers within our International Social Expression Products Segment, while the selling price decline is a result of the continued shift to a higher mix of our value line cards. Partially offsetting the strong unit performance are decreases in selling prices of 0.9%.
Compared to the prior year quarter, seasonal card sales less returns increased 0.8% with an increase in selling prices of 2.1% offsetting a decline in until volume of 1.3%. The decrease in unit volume was primarily driven by our performances of Father’s Day and Graduation programs.
Expense Overview
Material, labor and other production costs for the three months ended May 27, 2011 were $157.9 million, which was essentially flat compared to the prior year three months. As a percentage of total revenue, these costs were 39.3% in the current period compared to 39.9% for the three months ended May 28, 2010. Lower expenses as a result of continued cost savings initiatives provided an improvement of approximately $2 million. In addition, favorable volume variances of approximately $1 million and mix variances, primarily due to a shift towards higher margin card products versus non-card products, of approximately $2 million also provided a benefit in the current year quarter. These improvements were offset by unfavorable foreign currency translation impacts of approximately $3 million and increased product related in-store display materials and product content costs of $1 million each.
Selling, distribution and marketing (“SDM”) expenses for the three months ended May 27, 2011 were $123.3 million, increasing from $117.6 million for the comparable period in the prior year. The increase was driven by a combination of increased expenses and unfavorable foreign currency translation of approximately $3 million each. Increased supply chain costs of approximately $4 million, specifically merchandiser, freight, and distribution costs, were primarily the result of additional store setup activities. These increases were partially offset by decreased selling expenses of approximately $1 million due to PRG integration and other cost savings programs.
Administrative and general expenses were $65.3 million for the three months ended May 27, 2011, compared to $66.0 million for the prior year period. Driving the slight overall improvement was approximately $3 million of PRG integration costs in the prior year which did not recur and savings of approximately $2 million achieved through the completion of the PRG integration. These decreases were partially offset by increases in bad debt expense and costs associated with our technology systems refresh project of approximately $2 million each.
Our effective tax rate was 35.8% and 39.6% for the three months ended May 27, 2011 and May 28, 2010, respectively. The higher tax rate in the prior year first quarter was due to the recognition of the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage under the Medicare Part D program, resulting from the U.S. Patient Protection and Affordable Care Act, which increased income tax expense by $1.6 million.
Segment Information
Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification Topic 280, “Segment Reporting,” certain operating divisions have been aggregated into International Social Expression Products segments. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. The AG Interactive segment distributes social expression products, including electronic greetings, personalized printable greeting cards and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices.
Segment results are currently reported using actual foreign exchange rates for the periods presented. Previously, segment results were reported at constant exchange rates to eliminate the impact of foreign currency fluctuations. Prior year segment results have been presented to be consistent with the current methodologies. Refer to Note 14, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “Income before income tax expense.”
North American Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 27, 2011	May 28, 2010	% Change
Total revenue	$303,228	$308,309	(1.6%)
Segment earnings	59,618	64,063	(6.9%)
Total revenue of our North American Social Expression Products segment for the quarter ended May 27, 2011, decreased $5.1 million, or 1.6%, from the same period in the prior year. The decrease was primarily due to lower net sales of gift packaging and party goods of approximately $5 million and SBT implementations that unfavorably impacted revenue by approximately $2 million. Foreign currency translation favorably impacted total revenue by approximately $2 million.
Segment earnings decreased $4.4 million in the current three months compared to the three months ended May 28, 2010. The decrease was driven by the impact of lower sales of approximately $2 million, the impact of SBT implementations of approximately $2 million, and increased bad debt expense and costs associated with our technology systems refresh project of approximately $2 million each. Higher supply chain costs of approximately $4 million, specifically merchandiser, freight, and distribution costs, primarily the result of additional store set up activities, also contributed to the decrease in earnings. These unfavorable variances were partially offset by the benefits of PRG integration and other cost savings initiatives of approximately $4 million. In addition, the prior year included PRG integration costs of approximately $3 million which did not recur in the current period.
International Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 27, 2011	May 28, 2010	% Change
Total revenue	$70,205	$57,573	21.9%
Segment earnings	3,303	2,834	16.6%
Total revenue of our International Social Expression Products segment increased $12.6 million, or 21.9% for the three months ended May 27, 2011, compared to the same period in the prior year. The increase was primarily due to the Watermark acquisition during the current quarter, which increased total revenue by approximately $7 million, as well as favorable foreign currency translation impacts of approximately $6 million. Sales of greeting cards also improved, but were offset by a decrease in sales of non-card products.
Segment earnings increased $0.5 million, or 16.6%, in the three months ended May 27, 2011 compared to the same period in the prior year. Approximately half of the improvement was due to a change in product mix resulting from a shift towards higher margin card products versus lower margin non-card products, and half due to favorable foreign currency translation. As expected, based on the historically seasonal nature of Watermark, this business was essentially break-even for the first quarter.
AG Interactive Segment

	Three Months Ended
(Dollars in thousands)	May 27, 2011	May 28, 2010	% Change
Total revenue	$16,717	$18,554	(9.9%)
Segment earnings	2,312	2,372	(2.5%)
Total revenue of AG Interactive for the three months ended May 27, 2011 was $16.7 million compared to $18.6 million in the prior year first quarter. This decrease in revenue was driven primarily by lower advertising revenue and the impact of winding down the Photoworks website. At the end of the first quarter of 2012, AG Interactive had approximately 3.8 million online paid subscriptions versus 3.9 million at the end of the first quarter in the prior year.
Segment earnings decreased $0.1 million during 2012 compared to the prior year first quarter. The impact of lower revenues was offset by reduced product management and marketing costs, although a portion of such costs may occur later in the year.
Liquidity and Capital Resources
The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of May 28, 2010 has been included.
Operating Activities
Operating activities provided $12.0 million of cash during the three months ended May 27, 2011, compared to $32.5 million in the prior year period.
Accounts receivable used $12.4 million of cash during the three months ended May 27, 2011, compared to providing $19.6 million of cash during the same period in the prior year. The cash usage in the current year first quarter was attributable to the timing of cash collections both prior to, and during, the quarter. Strong cash collections during the prior year fourth quarter lead to a relatively lower accounts receivable balance at the beginning of the current year first quarter, while slower receipt of customer payment near the end of the first quarter lead to a growth in the accounts receivable balance, and thus a use of cash during the current year first quarter. The cash inflow in the prior year first quarter was primarily the result of a higher accounts receivable balance at the beginning of the prior year first quarter, which was the result of strong sales during the fourth quarter ended February 28, 2010. The subsequent collection of these amounts during the prior year first quarter resulted in a source of cash during that period.
Inventory used $18.8 million of cash during the three months ended May 27, 2011, compared to providing $4.5 million of cash during the prior year first quarter. The use of cash in the current year quarter is primarily due to the inventory build of cards and fixtures associated with expanded distribution within the value channel. The source of cash in the prior year was due to the North American Social Expression Products segment, which lowered inventory levels for all product categories.

Deferred costs — net generally represents payments under agreements with retailers, net of the related amortization of those payments. Amortization exceeded payments by $13.1 million and $13.8 million during the three months ended May 27, 2011 and May 28, 2010, respectively.
Accounts payable and other liabilities used $27.9 million of cash during the three months ended May 27, 2011, compared to $66.4 million in the prior year first quarter. The year-over-year change in cash usage was attributable to both a growth in accounts payable and lower variable compensation payments during the current year first quarter compared to the prior year first quarter. The growth in accounts payable during the current year first quarter was primarily due to the increased inventory associated with the expanded distribution in the value channel and year-over-year timing of payments. The prior year first quarter included the payment of variable compensation from the year ended February 28, 2010, which were higher than for the year ended February 28, 2011, thus resulting in a larger use of cash in the prior year first quarter.
Investing Activities
Investing activities used $14.9 million of cash during the three months ended May 27, 2011, compared to providing $19.1 million of cash during the three months ended May 28, 2010. The use of cash in the current period related to cash payments for business acquisitions as well as capital expenditures of $8.9 million. During the current year first quarter, cash paid for the Watermark acquisition, net of cash acquired, was $6.0 million.
The source of cash in the prior year first three months was primarily related to $24.5 million received from the sale of certain assets, equipment and processes of the DesignWare party goods product lines. Partially offsetting this source of cash were cash payments for capital expenditures of $6.0 million.
Financing Activities
Financing activities used $4.0 million of cash during the three months ended May 27, 2011, compared to providing $0.3 million during the three months ended May 28, 2010. During the current year first quarter, the receipt of the exercise price on stock options provided $12.0 million of cash. This source of cash was more than offset by cash used for share repurchases of $9.9 million and cash paid for dividends of approximately $6.1 million. During the three months ended May 27, 2011, $0.4 million was paid to repurchase approximately 0.1 million Class A common shares under our repurchase program and $9.5 million was paid to repurchase approximately 0.4 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation.
In the first quarter of fiscal 2011, receipt of the exercise price on stock options provided $19.1 million of cash, while the repurchase of approximately 0.5 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation and the payment of dividends used $13.0 million and $5.5 million of cash, respectively.
Credit Sources
Substantial credit sources are available to us. In total, we had available sources of up to $430 million at May 27, 2011, which included our $350 million senior secured credit facility and our $80 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At May 27, 2011, we had no borrowings outstanding under the accounts receivable securitization facility or the revolving credit facility. At May 27, 2011, we had, in the aggregate, $31.8 million outstanding under letters of credit, which reduces the total credit availability under these facilities.
Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section of our Annual Report on Form 10-K for the year ended February 28, 2011 for further information.
At May 27, 2011, we were in compliance with our financial covenants under the borrowing agreements described above.

Throughout fiscal 2012, we will continue to consider all options for capital deployment including growth options, capital expenditures, the system refresh project, our world headquarters project, the opportunity to repurchase our own shares, reducing debt and, as appropriate, preserving cash. Consistent with this ongoing objective, in March 2011 we announced that in fiscal 2012 we expect that we will begin to invest in the development of a world headquarters in the Northeast Ohio area. Since we are currently in the early stages of this project and have not yet completed the architectural design for the world headquarters building, we cannot reasonable estimate the amount that we will spend over the life of this project; however, amounts could be material in future fiscal years and over the life of the project. While the state of Ohio has committed to a number of tax credits, loans and other incentives to encourage us to remain in Ohio, we expect to spend tens of millions of dollars of our own funds on the project, the majority of which are expected to be incurred after fiscal 2012. In addition, as announced in January 2009, our Board of Directors has authorized the repurchase of up to $75 million of Class A common shares ($45.7 million remaining at May 27, 2011), that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. We also may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges through open market purchases, privately negotiated transactions, refinancings, or otherwise, including strategically repurchasing our 7.375% senior unsecured notes due in 2016. Such repurchases, refinancings or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Please refer to the discussion of our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2011.
Factors That May Affect Future Results
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:
•	a weak retail environment and general economic conditions;

•	competitive terms of sale offered to customers;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the timing and impact of investments in new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	the timing and impact of converting customers to a scan-based trading model;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	our ability to successfully implement, or achieve the desired benefits associated with, any information systems refresh we may implement;

•	Schurman Fine Paper’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology, including social media, on core product sales;

•	escalation in the cost of providing employee health care;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	the ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.
Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators, and the ability to adapt to rapidly changing social media and the digital photo sharing space.
The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2011. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2011, the end of our preceding fiscal year, to May 27, 2011, the end of our most recent fiscal quarter.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Electrical Workers Pension Fund, Local 103, I.B.E.W. Litigation. As previously disclosed, on March 20, 2009, a shareholder derivative complaint was filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the Electrical Workers Pension Fund, Local 103, I.B.E.W., against certain of our current and former officers and directors (the “Individual Defendants”) and names American Greetings Corporation as a nominal defendant. The suit alleges that the Individual Defendants breached their fiduciary duties to American Greetings Corporation and seeks an unspecified amount of damages from the Individual Defendants and modifications to our corporate governance policies. The parties recently participated in mediation and reached a settlement, which includes an immaterial payment to plaintiff’s counsel as well as certain modifications to our corporate governance policies. The plaintiff filed the Stipulation of Settlement with the Court of Common Pleas of Cuyahoga County, Ohio, on June 29, 2011 and on June 30, 2011, the Court granted preliminary approval of the Settlement, as well as approved the Notice of Proposed Settlement of Shareholder Derivative Action, which is attached to this Quarterly Report as Exhibit 99.1. After the notice period expires, the Court will hold a final hearing to issue final approval of the Settlement.
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
On August 11, 2009, MoonScoop filed an action against American Greetings Corporation and TCFC in the United States District Court for the Northern District of Ohio, alleging breach of contract and promissory estoppel relating to the MoonScoop Binding Agreement. On MoonScoop’s request, the court agreed to consolidate this lawsuit with the first Ohio lawsuit (described above) for all pretrial purposes. The parties filed motions for summary judgment on various claims. On April 27, 2010, the court granted American Greetings Corporation’s motion for summary judgment on MoonScoop’s breach of contract and promissory estoppel claims, dismissing these claims with prejudice. On the same day, the court also ruled that American Greetings Corporation must indemnify MoonScoop against Cookie Jar’s claims in this lawsuit. On May 21, 2010, MoonScoop appealed the court’s summary judgment ruling to the United States Court of Appeals for the Sixth Circuit. On June 4, 2010, American Greetings Corporation and TCFC appealed to the United States Court of Appeals for the Sixth Circuit the court’s ruling that it must indemnify MoonScoop against the cross claims asserted against it. The appeal has been briefed, and the parties are waiting for the Court of Appeals to calendar the oral argument. We believe that the allegations in the lawsuit against American Greetings Corporation and TCFC are without merit and intend to continue to defend the actions vigorously. We currently do not believe that the impact of the lawsuit against American Greetings Corporation and TCFC, if any, will have a material adverse effect on our financial position, liquidity or results of operations.
In addition to the foregoing, we are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the other litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended May 27, 2011.

								Maximum Number of
								Shares (or
						Total Number of		Approximate
				Average		Shares Purchased as		Dollar Value) that May
	Total Number of Shares			Price Paid		Part of Publicly		Yet Be Purchased
Period	Repurchased			per Share		Announced Plans		Under the Plans
March 2011	Class A —	—		—		—		$46,578,874
	Class B —	200	(1)	$23.08		—
April 2011	Class A —	—		—		—		$46,578,874
	Class B —	—	(1)	—		—
May 2011	Class A —	40,000		$22.94	(2)	40,000	(3)	$45,661,289
	Class B —	386,690	(1)	$24.52		—
Total	Class A —	40,000				40,000	(3)
	Class B —	386,890	(1)			—

(1)	There is no public market for our Class B common shares. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. It is the Corporation’s general policy to repurchase Class B common shares, in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.

(2)	Excludes commissions paid, if any, related to the share repurchase transactions.

(3)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program and these repurchases are made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
10.1	Key Management Annual Incentive Plan (Fiscal Year 2012 Description).

10.2	American Greetings Corporation 2007 Omnibus Incentive Compensation Plan (as Amended Effective May 1, 2011).

31 (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Notice of Proposed Settlement of Shareholder Derivative Action.

101	The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended May 27, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the quarters ended May 27, 2011 and May 28, 2010, (ii) Consolidated Statement of Financial Position at May 27, 2011, February 28, 2011 and May 28, 2010, (iii) Consolidated Statement of Cash Flows for the quarters ended May 27, 2011 and May 28, 2010, and (iv) Notes to the Consolidated Financial Statements for the quarter ended May 27, 2011 tagged as blocks of text.

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

July 6, 2011

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)