Form 10-Q
period 2011-08-26
AMERICAN GREETINGS CORP
filed 2011-10-05
CIK 5133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of October 3, 2011, the number of shares outstanding of each of the issuer’s classes of common stock was:
Class A Common       37,116,563
Class B Common       2,781,131

AMERICAN GREETINGS CORPORATION
INDEX

Page
Number
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	29
SIGNATURES	30
EXHIBITS
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands of dollars except share and per share amounts)

		(Unaudited)
	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2011	2010	2011	2010
Net sales	$359,741	$333,339	$756,517	$725,444
Other revenue	9,052	9,480	14,625	13,683

Total revenue	368,793	342,819	771,142	739,127

Material, labor and other production costs	158,198	145,713	316,127	303,726
Selling, distribution and marketing expenses	125,089	112,318	248,381	229,869
Administrative and general expenses	60,926	62,193	126,224	128,225
Other operating income — net	(5,122)	(936)	(6,045)	(1,530)

Operating income	29,702	23,531	86,455	78,837

Interest expense	5,763	6,718	11,887	12,920
Interest income	(310)	(197)	(631)	(410)
Other non-operating income — net	(704)	(3)	(544)	(1,703)

Income before income tax expense	24,953	17,013	75,743	68,030
Income tax expense	10,477	8,481	28,674	28,659

Net income	$14,476	$8,532	$47,069	$39,371

Earnings per share — basic	$0.36	$0.21	$1.16	$0.99

Earnings per share — assuming dilution	$0.35	$0.21	$1.12	$0.96

Average number of shares outstanding	40,696,961	40,026,649	40,598,659	39,832,609

Average number of shares outstanding — assuming dilution	41,688,787	40,875,329	41,842,760	40,861,761
Dividends declared per share	$0.15	$0.14	$0.30	$0.28
See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	August 26, 2011	February 28, 2011	August 27, 2010
ASSETS

Current assets
Cash and cash equivalents	$209,326	$215,838	$133,834
Trade accounts receivable, net	111,691	119,779	89,408
Inventories	248,805	179,730	189,366
Deferred and refundable income taxes	45,029	50,051	61,742
Assets held for sale	5,282	7,154	13,711
Prepaid expenses and other	110,598	128,372	113,112

Total current assets	730,731	700,924	601,173

Goodwill	29,044	28,903	29,929
Other assets	430,344	436,137	413,808
Deferred and refundable income taxes	129,594	124,789	153,775

Property, plant and equipment — at cost	872,455	849,552	845,497
Less accumulated depreciation	620,875	607,903	607,215

Property, plant and equipment — net	251,580	241,649	238,282

	$1,571,293	$1,532,402	$1,436,967

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$118,162	$87,105	$88,668
Accrued liabilities	56,056	58,841	59,283
Accrued compensation and benefits	47,916	72,379	48,287
Income taxes payable	15,812	10,951	23,052
Other current liabilities	97,602	102,286	87,872

Total current liabilities	335,548	331,562	307,162

Long-term debt	233,970	232,688	231,525
Other liabilities	184,259	187,505	190,457
Deferred income taxes and noncurrent income taxes payable	32,740	31,736	32,194

Shareholders’ equity
Common shares — Class A	37,561	37,470	37,137
Common shares — Class B	2,781	2,937	2,923
Capital in excess of par value	507,256	492,048	482,035
Treasury stock	(962,747)	(952,206)	(951,682)
Accumulated other comprehensive income (loss)	764	(2,346)	(30,815)
Retained earnings	1,199,161	1,171,008	1,136,031

Total shareholders’ equity	784,776	748,911	675,629

	$1,571,293	$1,532,402	$1,436,967

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 26, 2011	August 27, 2010
OPERATING ACTIVITIES:
Net income	$47,069	$39,371
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	5,362	6,261
Net gain on dispositions	(4,500)	(254)
Net gain on disposal of fixed assets	(484)	(1,268)
Depreciation and intangible assets amortization	19,986	20,463
Deferred income taxes	4,039	10,618
Other non-cash charges	1,814	1,949
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	12,829	44,279
Inventories	(64,515)	(24,908)
Other current assets	4,258	(2,169)
Income taxes	2,785	15,125
Deferred costs — net	16,400	27,905
Accounts payable and other liabilities	(8,751)	(54,639)
Other — net	(63)	5,814

Total Cash Flows From Operating Activities	36,229	88,547

INVESTING ACTIVITIES:
Property, plant and equipment additions	(26,951)	(14,128)
Cash payments for business acquisitions, net of cash acquired	(5,992)	—
Proceeds from sale of fixed assets	2,567	2,997
Proceeds from escrow related to party goods transaction	—	25,151
Proceeds from sale of intellectual properties	4,500	—

Total Cash Flows From Investing Activities	(25,876)	14,020

FINANCING ACTIVITIES:
Net decrease in long-term debt	—	(98,250)
Net decrease in short-term debt	—	(1,000)
Sale of stock under benefit plans	12,222	16,540
Excess tax benefits from share-based payment awards	2,370	2,485
Purchase of treasury shares	(20,791)	(13,052)
Dividends to shareholders	(12,176)	(11,127)
Debt issuance costs	—	(2,917)

Total Cash Flows From Financing Activities	(18,375)	(107,321)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,510	639

DECREASE IN CASH AND CASH EQUIVALENTS	(6,512)	(4,115)

Cash and Cash Equivalents at Beginning of Year	215,838	137,949

Cash and Cash Equivalents at End of Period	$209,326	$133,834

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended August 26, 2011 and August 27, 2010
Note 1 — Basis of Presentation
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
The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in Accounting Standards Codification (“ASC”) topic 810, (“ASC 810”) “Consolidation.” Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of August 26, 2011 includes:
•	the investment in the equity of Schurman of $1.9 million;
•	the Liquidity Guaranty of Schurman’s indebtedness of $12 million;
•	normal course of business trade accounts receivable due from Schurman of $12.6 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business;
•	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $28.5 million, $36.0 million and $43.3 million as of August 26, 2011, February 28, 2011 and August 27, 2010, respectively;
•	the subordinated credit facility (the “Subordinated Credit Facility”) that provides Schurman with up to $10 million of subordinated financing.
The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $12 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in January 2014. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of August 26, 2011 requiring the use of the guaranty.
The Subordinated Credit Facility that the Corporation provides to Schurman had an initial term of nineteen months expiring on November 17, 2010, however, unless either party provides the appropriate written notice prior to the expiration of the applicable term, the facility automatically renews for periods of one year, except in the case of the last renewal, in which case the facility can only renew for the partial year ending on the facility’s expiration date of June 25, 2013. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. Borrowings under the Subordinated Credit Facility are subordinate to borrowings under the Senior Credit Facility, and the Subordinated Credit Facility includes affirmative and negative non-financial covenants and events of default customary for such financings. As of August 26, 2011, the facility was in its first annual renewal and Schurman had not borrowed under the Subordinated Credit Facility.
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
In addition to the investment in the equity of Schurman, as previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, the Corporation holds an investment in the common stock of AAH Holdings Corporation, Amscan’s ultimate parent corporation. These two investments, totaling approximately $12.5 million, are accounted for under the cost method. The Corporation is not aware of any events or changes in circumstances that had occurred during the six months ended August 26, 2011 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of these investments.
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
In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity, and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2011. The Corporation does not expect the adoption of this standard will have a material impact on its results of operations and financial condition, but it will affect how the Corporation presents its other comprehensive income.
Note 4 — Acquisitions
Continuing the strategy of focusing on growing its core greeting card business, on March 1, 2011, the Corporation’s European subsidiary, UK Greetings Ltd., acquired Watermark Publishing Limited and its wholly owned subsidiary Watermark Packaging Limited (“Watermark”). Watermark is a privately held company located in Corby, England, and is considered a leader in the United Kingdom in the innovation and design of greeting cards. Under the terms of the transaction, the Corporation acquired 100% of the equity interests of Watermark for approximately $17.1 million in cash. Cash paid for Watermark, net of cash acquired, was approximately $6.0 million and is reflected in investing activities in the Consolidated Statement of Cash Flows.
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

Note 5 — Expenses Associated with Royalty Revenue
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

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2011	August 27, 2010	August 26, 2011	August 27, 2010
Material, labor and other production costs	$2,566	$3,083	$4,992	$5,148
Selling, distribution and marketing expenses	3,379	4,295	4,724	5,724
Administrative and general expenses	472	422	861	855

	$6,417	$7,800	$10,577	$11,727

Note 6 — Other Income and Expense

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2011	August 27, 2010	August 26, 2011	August 27, 2010
Gain on sale of intellectual properties	$(4,500)	$—	$(4,500)	$—
Miscellaneous	(622)	(936)	(1,545)	(1,530)

Other operating income — net	$(5,122)	$(936)	$(6,045)	$(1,530)

In June 2011, the Corporation sold certain minor character properties and recognized a gain of $4.5 million. The proceeds of $4.5 million were included in “Proceeds from sale of intellectual properties” on the Consolidated Statement of Cash Flows.

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2011	August 27, 2010	August 26, 2011	August 27, 2010
Foreign exchange loss	$152	$1,441	$869	$388
Rental income	(268)	(235)	(739)	(761)
Gain on asset disposal	(570)	(1,117)	(484)	(1,268)
Miscellaneous	(18)	(92)	(190)	(62)

Other non-operating income — net	$(704)	$(3)	$(544)	$(1,703)

“Miscellaneous” includes, among other things, income/loss from equity securities.
In June 2011, the Corporation sold the land, building and certain equipment associated with a distribution facility in the International Social Expression Products segment that were previously included in “Assets held for sale” on the Consolidated Statement of Financial Position and recorded a gain of approximately $0.5 million. The cash proceeds of approximately $2.4 million received from the sale of the assets are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.
In August 2010, the Corporation sold the land and building associated with its Mexican operations that were previously included in “Assets held for sale” on the Consolidated Statement of Financial Position and recorded a gain of approximately $1.0 million. The cash proceeds of $2.0 million received from the sale of the Mexican assets are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

Note 7 — Earnings Per Share
The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2011	2010	2011	2010
Numerator (in thousands):
Net income	$14,476	$8,532	$47,069	$39,371

Denominator (in thousands):
Weighted average shares outstanding	40,697	40,027	40,599	39,833
Effect of dilutive securities:
Stock options and awards	992	848	1,244	1,029

Weighted average shares outstanding — assuming dilution	41,689	40,875	41,843	40,862

Earnings per share	$0.36	$0.21	$1.16	$0.99

Earnings per share — assuming dilution	$0.35	$0.21	$1.12	$0.96

Certain stock options were excluded from the computation of earnings per share—assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. The stock options excluded from the computation of earnings per share-assuming dilution were approximately 2.5 million and 2.2 million in the three and six month periods ended August 26, 2011, respectively (3.7 million and 3.2 million in the three and six month periods ended August 27, 2010, respectively).
The Corporation issued approximately 0.2 million Class A common shares upon exercise of employee stock options and vesting of equity awards during the three months ended August 26, 2011 (0.1 million Class A common shares in the three months ended August 27, 2010). The Corporation issued approximately 0.7 million and 0.3 million Class A and Class B common shares, respectively, upon exercise of employee stock options and vesting of equity awards during the six months ended August 26, 2011 (0.9 million and 0.2 million Class A and Class B common shares, respectively, in the six months ended August 27, 2010).
Note 8 — Comprehensive Income
The Corporation’s total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
(In thousands)	2011	2010	2011	2010
Net income	$14,476	$8,532	$47,069	$39,371

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,444)	10,082	3,038	1,084
Pension and postretirement benefit adjustments, net of tax	87	(639)	71	(2,084)
Unrealized (loss) gain on securities, net of tax	—	(1)	1	—

Total comprehensive income	$13,119	$17,974	$50,179	$38,371

Note 9 — Customer Allowances and Discounts
Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 26, 2011	February 28, 2011	August 27, 2010
Allowance for seasonal sales returns	$25,015	$34,058	$21,450
Allowance for outdated products	13,405	8,264	10,249
Allowance for doubtful accounts	7,579	5,374	3,336
Allowance for cooperative advertising and marketing funds	31,477	25,631	25,259
Allowance for rebates	29,537	24,920	20,573

	$107,013	$98,247	$80,867

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $13.1 million, $11.9 million and $12.8 million as of August 26, 2011, February 28, 2011 and August 27, 2010, respectively.
Note 10 — Inventories

(In thousands)	August 26, 2011	February 28, 2011	August 27, 2010
Raw materials	$23,906	$21,248	$17,651
Work in process	12,875	6,476	10,982
Finished products	272,948	212,056	219,265

	309,729	239,780	247,898
Less LIFO reserve	80,356	78,358	75,781

	229,373	161,422	172,117
Display materials and factory supplies	19,432	18,308	17,249

	$248,805	$179,730	$189,366

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.
Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $51.3 million, $42.1 million and $36.7 million as of August 26, 2011, February 28, 2011 and August 27, 2010, respectively.
Note 11 — Deferred Costs
Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	August 26, 2011	February 28, 2011	August 27, 2010
Prepaid expenses and other	$75,016	$88,352	$73,624
Other assets	316,099	327,311	295,902

Deferred cost assets	391,115	415,663	369,526

Other current liabilities	(63,846)	(64,116)	(53,802)
Other liabilities	(68,323)	(76,301)	(55,405)

Deferred cost liabilities	(132,169)	(140,417)	(109,207)

Net deferred costs	$258,946	$275,246	$260,319

The Corporation maintains an allowance for deferred costs related to supply agreements of $10.3 million, $10.7 million and $11.6 million at August 26, 2011, February 28, 2011 and August 27, 2010, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.
Note 12 — Deferred Revenue
Deferred revenue, included in “Other current liabilities” and “Other liabilities” on the Consolidated Statement of Financial Position, totaled $33.6 million, $39.4 million and $34.0 million at August 26, 2011, February 28, 2011 and August 27, 2010, respectively. The amounts relate primarily to subscription revenue in the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.
Note 13 — Debt
As of August 26, 2011, the Corporation was party to an amended and restated $350 million secured credit agreement and to an amended and restated receivables purchase agreement that has available financing of up to $80 million. On September 21, 2011, the amended and restated receivables purchase agreement was further amended to decrease the amount of available financing under the agreement from $80 million to $70 million. Also, on September 21, 2011, the liquidity commitments under the receivables purchase agreement were renewed for an additional 364-day period. There were no balances outstanding under the Corporation’s credit facility or receivables purchase agreement at August 26, 2011, February 28, 2011 and August 27, 2010. The Corporation had, in the aggregate, $31.8 million outstanding under letters of credit under these borrowing agreements, which reduces the total credit available to the Corporation thereunder.
There was no debt due within one year as of August 26, 2011, February 28, 2011 and August 27, 2010.
Long-term debt and their related calendar year due dates, net of unamortized discounts which totaled $20.9 million, $22.2 million and $23.3 million as of August 26, 2011, February 28, 2011 and August 27, 2010, respectively, were as follows:

(In thousands)	August 26, 2011	February 28, 2011	August 27, 2010
7.375% senior notes, due 2016	$213,593	$213,077	$212,609
7.375% notes, due 2016	20,196	19,430	18,735
6.10% senior notes, due 2028	181	181	181

	$233,970	$232,688	$231,525

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $237.8 million (at a carrying value of $234.0 million), $237.5 million (at a carrying value of $232.7 million) and $231.3 million (at a carrying value of $231.5 million) at August 26, 2011, February 28, 2011 and August 27, 2010, respectively.
At August 26, 2011, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 14 — Retirement Benefits
The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
(In thousands)	2011	2010	2011	2010
Service cost	$211	$250	$415	$501
Interest cost	2,145	2,206	4,291	4,418
Expected return on plan assets	(1,671)	(1,654)	(3,343)	(3,314)
Amortization of prior service cost	64	44	123	88
Amortization of actuarial loss	558	524	1,127	1,050

	$1,307	$1,370	$2,613	$2,743

	Postretirement Benefit
	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
(In thousands)	2011	2010	2011	2010
Service cost	$362	$575	$725	$1,150
Interest cost	1,210	1,550	2,420	3,100
Expected return on plan assets	(1,097)	(1,125)	(2,195)	(2,250)
Amortization of prior service credit	(637)	(1,850)	(1,275)	(3,700)
Amortization of actuarial loss	—	250	—	500

	$(162)	$(600)	$(325)	$(1,200)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the six months ended August 26, 2011 was $5.2 million, compared to $4.5 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and six month periods ended August 26, 2011 were $1.2 million and $2.6 million ($1.0 million and $2.1 million for the three and six month periods ended August 27, 2010), respectively. The profit-sharing plan and 401(k) matching expenses for the six month periods are estimates as actual contributions are determined after fiscal year-end.
At August 26, 2011, February 28, 2011 and August 27, 2010, the liability for postretirement benefits other than pensions was $27.9 million, $24.1 million and $49.2 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At August 26, 2011, February 28, 2011 and August 27, 2010, the long-term liability for pension benefits was $60.0 million, $60.1 million and $58.9 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.
Note 15 — Fair Value Measurements
Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:
•	Level 1 — Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table shows the Corporation’s assets and liabilities measured at fair value as of August 26, 2011:

	August 26, 2011	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,296	$3,296	$—	$—
Deferred compensation plan assets (1)	8,251	8,251	—	—

Total	$11,547	$11,547	$—	$—

Assets measured on a nonrecurring basis:
Assets held for sale	$5,282	$—	$5,282	$—

Total	$5,282	$—	$5,282	$—

The following table shows the Corporation’s assets and liabilities measured at fair value as of February 28, 2011:

	February 28, 2011	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,223	$3,223	$—	$—
Deferred compensation plan assets (1)	6,871	6,871	—	—

Total	$10,094	$10,094	$—	$—

Assets measured on a nonrecurring basis:
Assets held for sale	$5,282	$—	$5,282	$—

Total	$5,282	$—	$5,282	$—

The following table shows the Corporation’s assets and liabilities measured at fair value as of August 27, 2010:

	August 27, 2010	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$4,118	$4,118	$—	$—
Deferred compensation plan assets (1)	5,662	5,662	—	—

Total	$9,780	$9,780	$—	$—

Assets measured on a nonrecurring basis:
Assets held for sale	$5,557	$—	$5,557	$—

Total	$5,557	$—	$5,557	$—

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.
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
Note 16 — Income Taxes
The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 42.0% and 37.9% for the three and six months ended August 26, 2011, respectively, and 49.9% and 42.1% for the three and six months ended August 27, 2010, respectively. The higher than statutory rate in the current period is due to an increase in estimated accruals and settlements associated with anticipated settlements related to open years which are currently under Internal Revenue Service examination. In the prior year, the higher than statutory rate was due primarily to the impact of unfavorable settlements of audits in foreign jurisdictions, the release of insurance reserves that generated taxable income and the recognition of the deferred tax effects of the reduced deductibility of the postretirements prescription drug coverage due to the enacted U.S. Patient Protection and Affordability Care Act.
At February 28, 2011, the Corporation had unrecognized tax benefits of $43.3 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $32.8 million. There were no significant changes to this amount during the six months ended August 26, 2011. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 28, 2011 could decrease approximately $9.5 million during 2012 due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.
The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the six months ended August 26, 2011, the Corporation recognized net expense of $3.1 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of August 26, 2011, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $20.0 million.
The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2006 to the present.
Note 17 — Business Segment Information
The Corporation has North American Social Expression Products, International Social Expression Products, AG Interactive and non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandise retailers as the primary channel. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The Corporation’s non-reportable operating segments primarily include licensing activities and the design, manufacture and sale of display fixtures.
During the current year, certain items that were previously considered corporate expenses are now included in the calculation of segment earnings for the North American Social Expression Products segment. This change is the result of modifications to organizational structures, and is intended to better align the segment financial results with the responsibilities of segment management and the way management evaluates the Corporation’s operations. In addition, segment results are now reported using actual foreign exchange rates for the periods presented. Previously, segment results were reported at constant exchange rates to eliminate the impact of foreign currency fluctuations. Prior year segment results have been presented to be consistent with the current methodologies.

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2011	August 27, 2010	August 26, 2011	August 27, 2010
Total Revenue:
North American Social Expression Products	$262,944	$252,158	$566,280	$560,467

International Social Expression Products	75,891	54,736	146,096	112,309

AG Interactive	16,177	18,167	32,786	36,721

Non-reportable segments	13,781	17,758	25,980	29,630

	$368,793	$342,819	$771,142	$739,127

Segment Earnings (Loss):
North American Social Expression Products	$25,699	$28,627	$84,993	$92,690

International Social Expression Products	2,468	1,325	5,771	4,159

AG Interactive	4,597	2,886	7,233	5,258

Non-reportable segments	10,493	3,317	15,099	5,469

Unallocated
Interest expense	(5,748)	(6,700)	(11,855)	(12,888)
Profit sharing expense	(1,543)	(921)	(5,230)	(4,451)
Stock-based compensation expense	(2,700)	(3,611)	(5,362)	(6,261)
Corporate overhead expense	(8,313)	(7,910)	(14,906)	(15,946)

	(18,304)	(19,142)	(37,353)	(39,546)

	$24,953	$17,013	$75,743	$68,030

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal and insurance programs.
Termination Benefits
Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.
The balance of the severance accrual was $4.2 million, $8.0 million and $9.0 million at August 26, 2011, February 28, 2011 and August 27, 2010, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

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
Overview
We reported diluted earnings per share of $0.35 for the second quarter, on an increase to revenues of $26.0 million, or 7.6%, and an increase to operating income of $6.2 million, or 26.2%, compared to the prior year period. The higher revenues were driven by higher net sales of greeting cards and the impact of favorable foreign currency translation. The increase in greeting card net sales was driven by additional distribution with existing customers in the International Social Expression Products segment and North American Social Expression Products segment, as well as the acquisition of Watermark Publishing Limited (“Watermark”) during the current year first quarter. Partially offsetting these favorable items were lower revenues from our fixtures business and on-line advertising.
Operating income in the current year quarter benefited from a $4.5 million gain on the sale of certain minor characters in our intellectual property portfolio. In addition, the prior year second quarter included approximately $5 million of expenses related to the integration of Papyrus-Recycled Greetings, Inc. (“PRG”) that did not recur in the current year period. Compared to the prior year quarter, operating income was favorably impacted by the increased revenue, but unfavorably impacted by costs associated with the rollout of additional distribution in both our North American Social Expression Products segment and our International Social Expression Products segment.
Results of Operations
Three months ended August 26, 2011 and August 27, 2010
Net income was $14.5 million, or $0.35 per share, in the second quarter compared to net income of $8.5 million, or $0.21 per share, in the prior year second quarter (all per-share amounts assume dilution).
Our results for the three months ended August 26, 2011 and August 27, 2010 are summarized below:

		%Total		%Total
(Dollars in thousands)	2011	Revenue	2010	Revenue
Net sales	$359,741	97.5%	$333,339	97.2%
Other revenue	9,052	2.5%	9,480	2.8%

Total revenue	368,793	100.0%	342,819	100.0%

Material, labor and other production costs	158,198	42.9%	145,713	42.5%
Selling, distribution and marketing expenses	125,089	33.9%	112,318	32.8%
Administrative and general expenses	60,926	16.5%	62,193	18.1%
Other operating income — net	(5,122)	(1.4%)	(936)	(0.3%)

Operating income	29,702	8.1%	23,531	6.9%

Interest expense	5,763	1.6%	6,718	2.0%
Interest income	(310)	(0.0%)	(197)	(0.1%)
Other non-operating income — net	(704)	(0.2%)	(3)	(0.0%)

Income before income tax expense	24,953	6.7%	17,013	5.0%
Income tax expense	10,477	2.8%	8,481	2.5%

Net income	$14,476	3.9%	$8,532	2.5%

For the three months ended August 26, 2011, consolidated net sales were $359.7 million, an increase of $26.4 million, or 7.9%, from $333.3 million in the prior year second quarter. The increase was primarily due to an approximate $25 million increase in net sales of greeting cards, particularly everyday cards in both our International Social Expression Products segment and our North American Social Expression Products segment, and the impact of approximately $9 million of favorable foreign currency translation. The increase in card sales was driven by additional distribution with existing customers within both of our segments. Also, the Watermark acquisition favorably impacted net sales by approximately $7 million in our International Social Expression Products segment. Partially offsetting these increases were decreased sales in our fixtures business of approximately $4 million, lower net sales in our AG Interactive segment of approximately $2 million due to lower advertising revenue and the impact of winding down the Photoworks website, and decreased sales of other ancillary products of approximately $2 million.
Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the three months ended August 26, 2011 and August 27, 2010 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2011	2010	2011	2010	2011	2010
Unit volume	10.1%	(1.9%)	24.6%	14.2%	12.7%	0.7%
Selling prices	(3.0%)	(2.1%)	(10.4%)	(6.2%)	(4.5%)	(2.8%)
Overall increase / (decrease)	6.8%	(4.0%)	11.6%	7.1%	7.7%	(2.1%)
During the second quarter, combined everyday and seasonal greeting card sales less returns increased 7.7% compared to the prior year quarter, including an increase in unit volume of 12.7% which was partially offset by a decrease in selling prices of 4.5%. The overall increase was driven by unit growth in both our North American Social Expression Products segment and International Social Expression Products segment.
Everyday card sales less returns for the second quarter increased 6.8% with improvements in unit volume of 10.1%. Both of our greeting card segments contributed to the unit volume increases during the second quarter as a result of additional distribution with existing customers. The unit volume improvements within our International Social Expression Products segment were also driven by the Watermark acquisition. Partially offsetting the strong unit performance are decreases in selling prices of 3.0% as a result of the continued shift to a higher mix of our value line cards.
Seasonal card sales less returns improved 11.6% during the second quarter including 24.6% unit growth partially offset by a 10.4% decline in selling prices. The increase in unit volume during the current year quarter was primarily driven by our Fall, Father’s Day and Graduation programs. In addition, since the second quarter has the fewest holidays, the change in unit volume during the quarter appears large on a percentage basis. The decrease in selling prices was driven by the continued shift to a higher mix of value line cards in the period.
Expense Overview
Material, labor and other production costs (“MLOPC”) for the three months ended August 26, 2011 were $158.2 million, compared to $145.7 million in the prior year three months. As a percentage of total revenue, these costs were 42.9% in the current period compared to 42.5% for the three months ended August 27, 2010. The approximate $13 million increase in expense was driven by the impact of higher sales volume of approximately $4 million, increased inventory scrap expense of approximately $3 million, and higher product related display costs of approximately $2.0 million. Also, foreign currency translation unfavorably impacted MLOPC by approximately $4 million.

Selling, distribution and marketing (“SDM”) expenses for the three months ended August 26, 2011 were $125.1 million, increasing approximately $13 million from the prior year second quarter. The increase was driven by a combination of increased supply chain expenses and unfavorable foreign currency translation of approximately $10 million and $3 million, respectively. The increased supply chain costs of approximately $10 million, specifically merchandiser, field sales, freight, and distribution costs, were primarily the result of both higher sales volume and initial store setup activities.
Administrative and general expenses were $60.9 million for the three months ended August 26, 2011, a decrease of $1.3 million from $62.2 million for the three months ended August 27, 2010. Driving the slight overall improvement was approximately $5 million of PRG integration costs in the prior year which did not recur and savings of approximately $1 million achieved through the completion of the PRG integration. These benefits were partially offset by increases in bad debt expense, additional operating costs as a result of the Watermark acquisition, and unfavorable foreign currency translation impacts.
Other operating income — net was $5.1 million for the three months ended August 26, 2011 compared to $0.9 million for the prior year second quarter. The current year period included a $4.5 million gain on the sale of certain minor characters in our intellectual property portfolio.
The effective tax rate was 42.0% and 49.9% for the three months ended August 26, 2011 and August 27, 2010, respectively. The higher than statutory rate in the current period is due to an increase in estimated accruals and settlements associated with anticipated settlements related to open years which are currently under Internal Revenue Service examination. The higher than statutory rate in the prior year period was due primarily to the impact of unfavorable settlements of audits in a foreign jurisdiction and the release of insurance reserves that generated taxable income.
Results of Operations
Six months ended August 26, 2011 and August 27, 2010
Net income was $47.1 million, or $1.12 per share, in the six months ended August 26, 2011 compared to net income of $39.4 million, or $0.96 per share, in the prior year six months.
Our results for the six months ended August 26, 2011 and August 27, 2010 are summarized below:

		%Total		%Total
(Dollars in thousands)	2011	Revenue	2010	Revenue
Net sales	$756,517	98.1%	$725,444	98.1%
Other revenue	14,625	1.9%	13,683	1.9%

Total revenue	771,142	100.0%	739,127	100.0%

Material, labor and other production costs	316,127	41.0%	303,726	41.1%
Selling, distribution and marketing expenses	248,381	32.2%	229,869	31.1%
Administrative and general expenses	126,224	16.4%	128,225	17.3%
Other operating income — net	(6,045)	(0.8%)	(1,530)	(0.2)%

Operating income	86,455	11.2%	78,837	10.7%

Interest expense	11,887	1.6%	12,920	1.7%
Interest income	(631)	(0.1%)	(410)	(0.0%)
Other non-operating income — net	(544)	(0.1%)	(1,703)	(0.2%)

Income before income tax expense	75,743	9.8%	68,030	9.2%
Income tax expense	28,674	3.7%	28,659	3.9%

Net income	$47,069	6.1%	$39,371	5.3%

For the six months ended August 26, 2011, consolidated net sales were $756.5 million, up from $725.4 million in the prior year six months. This 4.3%, or $31.1 million, increase was primarily due to an approximate $34 million increase in net sales of greeting cards, particularly everyday cards in both our International Social Expression Products segment and our North American Social Expression Products segment, and the impact of approximately $17 million of favorable foreign currency translation. The increase in card sales was driven by additional distribution with existing customers within both our segments. Also, the Watermark acquisition favorably impacted net sales by approximately $14 million in our International Social Expression Products segment. Partially offsetting these increases were decreased sales in our fixtures business of approximately $5 million, lower net sales of combined gift packaging products and party goods of approximately $4 million, and lower sales of other ancillary products of approximately $5 million. Net sales in our AG Interactive segment declined by approximately $4 million due to lower advertising revenue and the impact of winding down the Photoworks website. In addition, scan-based trading (“SBT”) implementations unfavorably impacted net sales by approximately $2 million.
Wholesale Unit and Pricing Analysis for Greeting Cards
Unit and pricing comparatives (on a sales less returns basis) for the six months ended August 26, 2011 and August 27, 2010 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2011	2010	2011	2010	2011	2010
Unit volume	6.4%	(1.7%)	5.2%	0.2%	6.1%	(1.2%)
Selling prices	(1.9%)	(0.3%)	(1.3%)	0.0%	(1.7%)	(0.2%)
Overall increase / (decrease)	4.4%	(2.0%)	3.8%	0.1%	4.2%	(1.4%)
During the six months ended August 26, 2011, combined everyday and seasonal greeting card sales less returns increased 4.2% compared to the prior year six months, driven by an increase in unit volume from both our everyday and seasonal cards of 6.1%.
Everyday card sales less returns were up 4.4% compared to the prior year six months, as a result of improved unit volume of 6.4% partially offset by a decline in selling prices of 1.9%. Both of our greeting card segments contributed to the unit volume increases during the current year six months as a result of additional distribution with existing customers. The unit volume improvements within our International Social Expression Products segment were also driven by the Watermark acquisition. The selling price decline is a result of the continued shift to a higher mix of our value line cards.
Seasonal card sales less returns increased 3.8%, with unit volume improving 5.2% and selling prices declining 1.3%. The increase in unit volume was due to our Fall, Graduation and Easter programs. The decrease in selling prices was driven by the continued shift to a higher mix of value line cards in the period.
Expense Overview
MLOPC for the six months ended August 26, 2011 were $316.1 million, an increase of $12.4 million from $303.7 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 41.0% in the current period compared to 41.1% for the six months ended August 27, 2010. The main drivers of this increase were unfavorable foreign currency translation impacts of approximately $7 million and the impact of higher sales volume of approximately $3 million. The remaining increased expense of $2 million was due to higher product related display costs and inventory scrap expenses, which were partially offset by the benefits of our ongoing cost savings initiatives.
SDM expenses for the six months ended August 26, 2011 were $248.4 million, increasing from $229.9 million for the comparable period in the prior year. The increase of approximately $19 million was driven by a combination of increased expenses and unfavorable foreign currency translation of approximately $13 million and $6 million, respectively. The increased supply chain costs of approximately $13 million, specifically merchandiser, freight, and distribution costs, were primarily the result of higher sales volume and initial store setup activities. Also contributing to the increase was higher marketing and product management expenses of approximately $1 million.
Administrative and general expenses were $126.2 million for the six months ended August 26, 2011, a decrease from $128.2 million for the six months ended August 27, 2010. The decrease of approximately $2 million is primarily related to approximately $9 million of PRG integration costs in the prior year which did not recur and savings of approximately $2 million achieved through the completion of the PRG integration. These benefits were substantially offset by increases in bad debt expense of approximately $3 million, additional operating costs as a result of the Watermark acquisition of approximately $3 million, and unfavorable foreign currency translation impacts of $2 million.
Other operating income — net was $6.0 million for the six months ended August 26, 2011 compared to $1.5 million in the prior period. The current year six months included a gain of $4.5 million on the sale of certain minor characters in our intellectual property portfolio.
The effective tax rate was 37.9% and 42.1% for the six months ended August 26, 2011 and August 27, 2010, respectively. The higher than statutory rate in the prior period was due primarily to the impact of unfavorable settlements of audits in a foreign jurisdiction, the release of insurance reserves that generated taxable income as well as the recognition of the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage under the Medicare Part D program.
Segment Information
Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification Topic 280, “Segment Reporting,” certain operating divisions have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices.
Segment results are currently reported using actual foreign exchange rates for the periods presented. In the prior year, segment results were reported at constant exchange rates to eliminate the impact of foreign currency fluctuations. Prior year segment results have been presented to be consistent with the current methodologies. Refer to Note 17, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “Income before income tax expense.”
North American Social Expression Products Segment

	Three Months Ended August		%	Six Months Ended August		%
(Dollars in thousands)	26, 2011	27, 2010	Change	26, 2011	27, 2010	Change
Total revenue	$262,944	$252,158	4.3%	$566,280	$560,467	1.0%

Segment earnings	25,699	28,627	(10.2%)	84,993	92,690	(8.3%)
Total revenue of our North American Social Expression Products segment increased $10.8 million and $5.8 million for the three and six months ended August 26, 2011, respectively, compared to the prior year periods. The increase in both periods was primarily driven by approximately $10 million of higher sales of greeting cards, primarily everyday cards, for each of the three and six month periods. Partially offsetting these improvements were decreases in gift packaging and party goods of approximately $2 million and $7 million for the current year three and six months, respectively. In addition, the six month period included unfavorable impacts of SBT implementations of approximately $2 million. Foreign currency translation favorably impacted total revenue by approximately $2 million and $4 million for the three and six months ended August 26, 2011, respectively.
Segment earnings decreased $2.9 million in the current year three months compared to the prior year quarter. The decrease was driven by higher supply chain costs of approximately $7 million and increased inventory scrap expense of approximately $3 million. The higher supply chain costs were primarily due to both the increased sales volume and continued store set up activities, which resulted in higher merchandiser, field sales, freight, and distribution costs. Increased expenses associated with product related displays of approximately $2 million, bad debt of approximately $2 million, and marketing and product management of approximately $1 million also contributed to the decreased earnings for the quarter. Partially offsetting these unfavorable variances was the favorable impact of higher sales of approximately $7 million, prior year PRG integration costs of approximately $5 million which did not recur in the current period, as well as the benefits of PRG integration and other cost savings initiatives of approximately $1 million.
Segment earnings decreased $7.7 million in the current year six months compared to the prior year period. The decrease was driven by the higher supply chain costs of approximately $8 million primarily due to the increase in sales volume and continued store set up activities, which resulted in higher merchandiser, freight and distribution costs. Increased expenses, specifically product related display costs of approximately $3 million, bad debt expense of approximately $3 million, marketing and product management costs of approximately $2 million, and inventory scrap expense of approximately $1 million also contributed to the decrease in earnings. Partially offsetting these unfavorable variances were prior year PRG integration costs of approximately $9 million which did not recur in the current period. In addition, the benefits of PRG integration and other cost savings initiatives favorably impacted earnings by approximately $2 million.
International Social Expression Products Segment

	Three Months Ended August		%	Six Months Ended August		%
(Dollars in thousands)	26, 2011	27, 2010	Change	26, 2011	27, 2010	Change
Total revenue	$75,891	$54,736	38.6%	$146,096	$112,309	30.1%

Segment earnings	2,468	1,325	86.3%	5,771	4,159	38.8%
Total revenue of our International Social Expression Products segment increased $21.2 million and $33.8 million for the three and six months ended August 26, 2011, respectively, compared to the prior year periods. These increases were primarily due to the Watermark acquisition during the current year which increased total revenue by approximately $7 million and $14 million for the three and six months ended August 26, 2011, respectively. Additional distribution with existing customers also contributed to the increase in revenue. Foreign currency translation favorably impacted revenue by approximately $6 million and $12 million for the three and six months ended August 26, 2011, respectively. These increases were partially offset by a decrease in sales of non-card products.
Segment earnings increased $1.1 million and $1.6 million in the three and six months ended August 26, 2011, respectively, compared to the prior year periods. For both the three and six month periods, the improvement was largely due to the impact of higher sales, partially offset by increased supply chain costs, specifically merchandiser, freight, and distribution costs.
AG Interactive Segment

	Three Months Ended August		%	Six Months Ended August		%
(Dollars in thousands)	26, 2011	27, 2010	Change	26, 2011	27, 2010	Change
Total revenue	$16,177	$18,167	(11.0%)	$32,786	$36,721	(10.7%)

Segment earnings	4,597	2,886	59.3%	7,233	5,258	37.6%

Total revenue of our AG Interactive segment for the three months ended August 26, 2011 was $16.2 million compared to $18.2 million in the prior year second quarter. Total revenue of our AG Interactive segment for the six months ended August 26, 2011 was $32.8 million compared to $36.8 million in the prior year six months. These decreases in revenue were driven primarily by lower advertising revenue and the continued impact of winding down the Photoworks website during the first quarter of 2012. At the end of the second quarter of 2012 and 2011, AG Interactive had approximately 3.7 million online paid subscriptions.
Segment earnings increased $1.7 million and $2.0 million in the three and six months ended August 26, 2011, respectively, compared to the prior year periods. Reduced product management and marketing costs and lower expenses resulting from cost saving initiatives were partially offset by the impact of lower revenues.
Liquidity and Capital Resources
The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of August 27, 2010, has been included.
Operating Activities
Operating activities provided $36.2 million of cash during the six months ended August 26, 2011, compared to $88.5 million in the prior year period.
Accounts receivable provided $12.8 million of cash during the six months ended August 26, 2011, compared to $44.3 million of cash during the prior year period. Strong cash collections during the prior year fourth quarter lead to a relatively lower accounts receivable balance at the beginning of the current year, while higher sales in the current year and variance in year-over-year timing of receipt of customer payments lead to a growth in the accounts receivable balance, and thus provided less cash during the current year compared to prior year. The higher cash inflow in the prior year was primarily the result of a higher accounts receivable balance at the beginning of the prior year, which was the result of strong sales during the fourth quarter ended February 28, 2010. The subsequent collection of these amounts during the first half of the prior year resulted in a higher amount of cash provided during that period.
Inventory used $64.5 million of cash during the six months ended August 26, 2011, compared to $24.9 million in the prior year six months. Historically, the first half of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the fall and winter seasonal holidays. The higher use of cash in the current year is primarily due to the inventory build of cards associated with expanded distribution with existing customers as well as inventory increases across product categories, a portion of which was needed to bring inventory to a more normalized level.
Deferred costs — net generally represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 26, 2011, amortization exceeded payments by $16.4 million; in the six months ended August 27, 2010, amortization exceeded payments by $27.9 million. See Note 11 to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.
Accounts payable and other liabilities used $8.8 million of cash during the six months ended August 26, 2011, compared to $54.6 million in the prior year period. The year-over-year change in cash usage was attributable to both a growth in accounts payable and lower variable compensation payments during the current year compared to the prior year. The growth in accounts payable during the current year was primarily due to the increased inventory associated with the expanded distribution in the value channel and year-over-year timing of payments. The prior year six months included variable compensation payments from the year ended February 28, 2010, which were higher than for the year ended February 28, 2011, thus resulting in a larger use of cash in the prior year.

Investing Activities
Investing activities used $25.9 million of cash during the six months ended August 26, 2011, compared to providing $14.0 million in the prior year period. The use of cash in the current six months was primarily related to cash payments for business acquisitions as well as capital expenditures of $27 million. The increase in capital expenditures from the prior year period related primarily to machinery and equipment purchased for our card producing facilities, and assets acquired in connection with our new world headquarters and systems refresh projects. During the current year, cash paid for the Watermark acquisition, net of cash acquired, was $6.0 million. Partially offsetting these uses of cash in the current period were cash receipts of $4.5 million from the sale of certain minor characters in our intellectual property portfolio and $2.4 million from the sale of the land, building and certain equipment associated with a distribution facility in our International Social Expression Products segment during the current period.
The source of cash in the prior year was primarily related to $25.2 million received from the sale of certain assets, equipment and processes of the DesignWare party goods product lines, as well as approximately $2 million related to the sale of the land and buildings associated with the closure of the Mexico facility. Partially offsetting these sources of cash were cash payments for capital expenditures of $14.1 million.
Financing Activities
Financing activities used $18.4 million of cash during the current year six months, compared to $107.3 million during the prior year. The current year use of cash relates primarily to share repurchases and dividend payments. We paid $10.8 million to repurchase approximately 0.5 million Class A common shares under our repurchase program and $10.0 million to purchase approximately 0.4 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. In addition, we paid cash dividends of $12.2 million. Partially offsetting these uses of cash was our receipt of the exercise price on stock options and excess tax benefits from share-based payment awards, which provided $14.6 million of cash during the current year six months.
The prior year use of cash relates primarily to the repayment of the term loan in the amount of $99.0 million as well as share repurchases and dividend payments. During the six months ended August 27, 2010, $13.1 million was paid to repurchase approximately 0.5 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation and we paid cash dividends of $11.1 million. Partially offsetting these uses of cash was our receipt of the exercise price on stock options and excess tax benefits from share-based payment awards, which provided $19.0 million of cash during the prior year six months.
Credit Sources
Substantial credit sources are available to us. In total, we had available sources of up to $430 million at August 26, 2011, which included our $350 million senior secured credit facility and our $80 million accounts receivable securitization facility. On September 21, 2011, the amended and restated receivables purchase agreement was further amended to decrease the amount of available financing under the agreement from $80 million to $70 million. Also, on September 21, 2011, the liquidity commitments under the accounts receivable securitization facility were renewed for an additional 364-day period. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At August 26, 2011, we had no borrowings outstanding under the accounts receivable securitization facility or the revolving credit facility. At August 26, 2011, we had, in the aggregate, $31.8 million outstanding under letters of credit, which reduces the total credit availability under these facilities.
For further information, please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 28, 2011.
At August 26, 2011, we were in compliance with our financial covenants under the borrowing agreements described above.

Throughout fiscal 2012, we will continue to consider all options for capital deployment including growth options, acquisitions and other investments in third parties, capital expenditures, the system refresh project, our new world headquarters project, the opportunity to repurchase our own shares, reducing debt and, as appropriate, preserving cash. Consistent with this ongoing objective, in March 2011 we announced that in fiscal 2012 we expect that we will begin to invest in the development of a world headquarters in the Northeast Ohio area. The state of Ohio has committed certain tax credits, loans, and other incentives totaling up to $93.5 million to assist us in the development of a new headquarters in Ohio. We are required to make certain investments and meet other criteria to receive these incentives over time. We are currently in the early stages of the project and have not yet completed the architectural design for the new building. However, based on preliminary estimates, it is anticipated that the costs associated with a new world headquarters building will be between approximately $150 million and $200 million over the next three to four years, with the majority of the spending occurring after the current fiscal year. In addition, as announced in January 2009, our Board of Directors has authorized the repurchase of up to $75 million of Class A common shares ($34.5 million remaining at August 26, 2011), that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. We also may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, through open market purchases, privately negotiated transactions, refinancings, redemptions, or otherwise, including strategically repurchasing our 7.375% senior unsecured notes due in 2016. Such repurchases, refinancings, redemptions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Over the next five to seven years we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Due to its long-term nature, together with the fact that we are in the early planning stages, currently we cannot reasonably estimate amounts that we will spend over the life of this project; although, amounts could be material in any given fiscal year and over the life of the project. In our first quarter 2012 Quarterly Report on Form 10-Q, we estimated that during fiscal 2012 we will spend $13 million plus or minus 25%, including both expense and capital, on these system projects. However, there is still uncertainty about the ultimate timing and amount of the expenditures. While we still have many decisions to make, it is reasonable to expect that we may spend more than this range this fiscal year to support the project, although, if incurred, we expect the majority of it would be capital expense.
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
•	a weak retail environment and general economic conditions;

•	competitive terms of sale offered to customers;

•	retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies as well as new product introductions and achieving the desired benefits from those investments;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a scan-based trading model;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	Schurman Fine Papers’ ability to successfully operate its retail operations and satisfy its obligations to us;

•	The ultimate design of, and building and other construction costs associated with, any new world headquarters building that we build;

•	consumer acceptance of products as priced and marketed;

•	the impact of technology, including social media, on core product sales;

•	escalation in the cost of providing employee health care;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	the ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2011. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2011, the end of our preceding fiscal year, to August 26, 2011, the end of our most recent fiscal quarter.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Electrical Workers Pension Fund, Local 103, I.B.E.W. Litigation. As previously disclosed, on March 20, 2009, a shareholder derivative complaint was filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the Electrical Workers Pension Fund, Local 103, I.B.E.W., against certain of our current and former officers and directors (the “Individual Defendants”) and names American Greetings Corporation as a nominal defendant. The suit alleged that the Individual Defendants breached their fiduciary duties to American Greetings Corporation and sought an unspecified amount of damages from the Individual Defendants and modifications to our corporate governance policies. As previously disclosed, the parties agreed to settle the matter, with an immaterial payment to be made to plaintiff’s counsel and certain modifications to our corporate governance policies. The plaintiff filed the Stipulation of Settlement with the Court of Common Pleas of Cuyahoga County, Ohio, on June 29, 2011 and on June 30, 2011, the Court granted preliminary approval of the Settlement. On September 16, 2011, the Court held a hearing on final approval of the Settlement and on September 20, 2011, the Court issued final approval of the Settlement Agreement and dismissed the case with prejudice.
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
On August 11, 2009, MoonScoop filed an action against American Greetings Corporation and TCFC in the United States District Court for the Northern District of Ohio, alleging breach of contract and promissory estoppel relating to the MoonScoop Binding Agreement. On MoonScoop’s request, the court agreed to consolidate this lawsuit with the first Ohio lawsuit (described above) for all pretrial purposes. The parties filed motions for summary judgment on various claims. On April 27, 2010, the court granted American Greetings Corporation’s motion for summary judgment on MoonScoop’s breach of contract and promissory estoppel claims, dismissing these claims with prejudice. On the same day, the court also ruled that American Greetings Corporation must indemnify MoonScoop against Cookie Jar’s claims in this lawsuit. On May 21, 2010, MoonScoop appealed the court’s summary judgment ruling to the United States Court of Appeals for the Sixth Circuit. On June 4, 2010, American Greetings Corporation and TCFC appealed to the United States Court of Appeals for the Sixth Circuit the court’s ruling that it must indemnify MoonScoop against the cross claims asserted against it. The appeal has been briefed and oral arguments were held on October 4, 2011. We believe that the allegations in the lawsuit against American Greetings Corporation and TCFC are without merit and intend to continue to defend the actions vigorously. We currently do not believe that the impact of the lawsuit against American Greetings Corporation and TCFC, if any, will have a material adverse effect on our financial position, liquidity or results of operations.
In addition to the foregoing, we are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the other litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended August 26, 2011.

								Maximum Number of
								Shares (or
						Total Number of		Approximate Dollar
						Shares Purchased as		Value) that May Yet
	Total Number of Shares			Average Price Paid		Part of Publicly		Be Purchased Under
Period	Repurchased			per Share		Announced Plans		the Plans
June 2011	Class A —	80,000		$22.84	(2)	80,000	(3)	$43,834,190
	Class B —	—		—		—
July 2011	Class A —	30,000		$22.99	(2)	30,000	(3)	$43,144,607
	Class B —	21,862	(1)	$23.85		—
August 2011	Class A —	434,435		$19.86	(2)	434,435	(3)	$34,515,706
	Class B —	—		—		—
Total	Class A —	544,435				544,435	(3)
	Class B —	21,862	(1)			—

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

(2)	Excludes commissions paid, if any, related to the share repurchase transactions.

(3)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program and these repurchases are made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
31 (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended August 26, 2011, formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Statement of Operations for the quarters ended August 26, 2011 and August 27, 2010, (ii) Consolidated Statement of Financial Position at August 26, 2011, February 28, 2011 and August 27, 2010, (iii) Consolidated Statement of Cash Flows for the quarters ended August 26, 2011 and August 27, 2010, and (iv) Notes to the Consolidated Financial Statements for the quarter ended August 26, 2011 tagged in summary and detail.

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

October 5, 2011

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)