Form 10-K/A
period 2011-02-28
AMERICAN GREETINGS CORP
filed 2011-11-14
CIK 5133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (this “Form 10-K/A”) of American Greetings Corporation (the “Corporation”). The Consolidated Financial Statements of the Corporation previously reported on Form 10-K for the fiscal year ended February 28, 2011, have been amended and restated in order to reflect certain adjustments to the Corporation’s financial statements for each of the fiscal years ended February 28, 2011, 2010 and 2009, with respect to the impact of an understatement of a deferred tax asset that occurred in the fiscal year ended February 29, 2004. The impact of the restatement is more fully described in Note 1A to the Consolidated Financial Statements contained in this Amendment No. 1. The restatements to the affected financial statements were non-cash in nature. All referenced amounts in this Form 10-K/A for prior periods and prior-period comparisons reflect the balances and amounts on a restated basis, as applicable.

This Form 10-K/A amends and restates in their entirety Items 6, 8 and 9A of Part II and Item 15 of Part IV of the original Form 10-K filed with the SEC on April 29, 2011, and no other information included in the original Form 10-K is amended hereby. This Amendment No. 1 continues to speak as of the date of the filing of the original Form 10-K, and the Corporation has not updated the disclosures contained herein to reflect any events that occurred at a later date.

Item 6.	Selected Financial Data

Thousands of dollars except share and per share amounts (Restated)

	2011	2010(1)	2009	2008	2007(2)
Summary of Operations
Net sales	$1,560,213	$1,598,292	$1,646,399	$1,730,784	$1,744,798
Total revenue	1,592,568	1,635,858	1,690,738	1,776,451	1,794,290
Goodwill and other intangible asset impairments	-	-	290,166	-	2,196
Interest expense	25,389	26,311	22,854	20,006	34,986
Income (loss) from continuing operations	87,018	81,574	(227,759)	83,320	39,938
(Loss) income from discontinued operations, net of tax	-	-	-	(317)	2,440
Net income (loss)	87,018	81,574	(227,759)	83,003	42,378
Earnings (loss) per share:
Income (loss) from continuing operations	2.18	2.07	(4.89)	1.54	0.69
(Loss) income from discontinued operations, net of tax	-	-	-	(0.01)	0.04
Earnings (loss) per share	2.18	2.07	(4.89)	1.53	0.73
Earnings (loss) per share — assuming dilution	2.11	2.03	(4.89)	1.52	0.71
Cash dividends declared per share	0.56	0.36	0.60	0.40	0.32
Fiscal year end market price per share	21.65	19.07	3.73	18.82	23.38
Average number of shares outstanding	39,982,784	39,467,811	46,543,780	54,236,961	57,951,952

Financial Position
Inventories	179,730	163,956	194,945	207,629	174,426
Working capital	373,226	325,551	244,663	260,500	448,888
Total assets	1,547,249	1,544,498	1,462,895	1,823,979	1,799,595
Property, plant and equipment additions	36,346	26,550	55,733	56,623	41,716
Long-term debt	232,688	328,723	389,473	220,618	223,915
Shareholders’ equity(3)	763,758	650,911	544,035	958,257	1,027,421
Shareholders’ equity per share	18.90	16.49	13.42	19.65	18.64
Net return on average shareholders’ equity from continuing operations	12.3%	13.7%	(30.3)%	8.4%	3.5%

(1)	During 2010, the Corporation incurred a loss of $29.3 million on the disposition of the Retail Operations segment. The Corporation also recorded a gain of $34.2 million related to the party goods transaction and a charge of approximately $15.8 million for asset impairments and severance associated with a facility closure. Also in 2010, the Corporation recognized a cost of $18.2 million in connection with the shutdown of its distribution operations in Mexico. See Notes 2 and 3 to the Corporation’s 2011 financial statements.

(2)	During 2007, as a result of retailer consolidation, wherein multiple long-term supply agreements were terminated and a new agreement was negotiated with a new legal entity with substantially different terms and sales commitments, a gain of $20.0 million was recorded. Also, in 2007, the Corporation sold substantially all of the assets associated with its candle product lines and recorded a loss of approximately $16.0 million.

(3)	The Corporation adopted accounting guidance for convertible debt instruments in 2010. This guidance requires an issuer of certain convertible instruments that may be settled in cash or other assets on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The impact on shareholders’ equity of retrospectively applying this guidance related to the Corporation’s 7.00% convertible subordinated notes issued in 2002 and settled in 2007 would have been $35 million for 2007. The convertible subordinated notes were not outstanding in the four years ended February 28, 2011.

Item 8.	Financial Statements and Supplementary Data

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

As discussed in Note 1A to the consolidated financial statements each of the three years in the period ended February 28, 2011 have been restated to correct for an error in accounting for income taxes.

As discussed in Note 1 to the consolidated financial statements, in 2010 the Corporation changed its method of accounting for business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Greetings Corporation’s internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2011, except for the effects of the material weakness described in the sixth paragraph as to which the date is November 14, 2011, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

April 29, 2011, except for Note 1A, as to which the date is November 14, 2011.

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

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 2011 and 2010

Thousands of dollars except share and per share amounts

	2011	2010
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,838	$137,949
Trade accounts receivable, net	119,779	135,758
Inventories	179,730	163,956
Deferred and refundable income taxes	64,898	93,280
Assets held for sale	7,154	15,147
Prepaid expenses and other	128,372	148,048

Total current assets	715,771	694,138
GOODWILL	28,903	31,106
OTHER ASSETS	436,137	428,161
DEFERRED AND REFUNDABLE INCOME TAXES	124,789	148,210
PROPERTY, PLANT AND EQUIPMENT – NET	241,649	242,883

	$1,547,249	$1,544,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Debt due within one year	$–	$1,000
Accounts payable	87,105	95,434
Accrued liabilities	69,824	78,245
Accrued compensation and benefits	72,379	85,092
Income taxes payable	10,951	13,901
Other current liabilities	102,286	94,915

Total current liabilities	342,545	368,587
LONG-TERM DEBT	232,688	328,723
OTHER LIABILITIES	176,522	168,098
DEFERRED INCOME TAXES AND NONCURRENT INCOME TAXES PAYABLE	31,736	28,179
SHAREHOLDERS’ EQUITY
Common shares – par value $1 per share:
Class A – 82,181,659 shares issued less 44,711,736 treasury shares in 2011 and – 80,884,505 shares issued less 44,627,298 treasury shares in 2010	37,470	36,257
Class B – 6,066,092 shares issued less 3,128,841 treasury shares in 2011 and 6,066,092 shares issued less 2,843,069 treasury shares in 2010	2,937	3,223
Capital in excess of par value	492,048	461,076
Treasury stock	(952,206)	(946,724)
Accumulated other comprehensive loss	(2,346)	(29,815)
Retained earnings	1,185,855	1,126,894

Total shareholders’ equity	763,758	650,911

	$1,547,249	$1,544,498

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

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2011, 2010 and 2009

Thousands of dollars except per share amounts

	Common Shares		Capital in Excess of	Treasury	Accumulated Other Comprehensive	Retained
	Class A	Class B	Par Value	Stock	Income (Loss)	Earnings	Total
BALANCE MARCH 1, 2008 (Restated)	$45,324	$3,434	$445,696	$(872,949)	$21,244	$1,315,508	$958,257
Net loss	–	–	–	–	–	(227,759)	(227,759)
Other comprehensive loss:
Foreign currency translation adjustment	–	–	–	–	(80,845)	–	(80,845)
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $6,839)	–	–	–	–	(7,674)	–	(7,674)
Unrealized loss on available-for-sale securities (net of tax of $0)	–	–	–	–	(3)	–	(3)

Comprehensive loss							(316,281)
Cash dividends – $0.60 per share	–	–	–	–	–	(27,491)	(27,491)
Sale of shares under benefit plans, including tax benefits	26	–	384	–	–	–	410
Purchase of treasury shares	(8,311)	(10)	–	(67,158)	–	–	(75,479)
Stock compensation expense	–	–	4,369	–	–	–	4,369
Stock grants and other	4	75	(1,364)	2,021	–	(486)	250

BALANCE FEBRUARY 28, 2009 (Restated)	37,043	3,499	449,085	(938,086)	(67,278)	1,059,772	544,035
Net income	–	–	–	–	–	81,574	81,574
Other comprehensive income:
Foreign currency translation adjustment	–	–	–	–	22,467	–	22,467
Reclassification of currency translation adjustment for amounts recognized in income (net of tax of $0)	–	–	–	–	8,627	–	8,627
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $5,837)	–	–	–	–	6,366	–	6,366
Unrealized gain on available-for-sale securities (net of tax of $0)	–	–	–	–	3	–	3

Comprehensive income							119,037
Cash dividends – $0.36 per share	–	–	–	–	–	(14,124)	(14,124)
Sale of shares under benefit plans, including tax benefits	336	–	6,172	–	–	–	6,508
Purchase of treasury shares	(1,125)	(292)	–	(9,111)	–	–	(10,528)
Stock compensation expense	–	–	5,819	–	–	–	5,819
Stock grants and other	3	16	–	473	–	(328)	164

BALANCE FEBRUARY 28, 2010 (Restated)	36,257	3,223	461,076	(946,724)	(29,815)	1,126,894	650,911
Net income	–	–	–	–	–	87,018	87,018
Other comprehensive income:
Foreign currency translation adjustment	–	–	–	–	15,165	–	15,165
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $8,083)	–	–	–	–	12,303	–	12,303
Unrealized gain on available-for-sale securities (net of tax of $0)	–	–	–	–	1	–	1

Comprehensive income							114,487
Cash dividends – $0.56 per share	–	–	–	–	–	(22,354)	(22,354)
Sale of shares under benefit plans, including tax benefits	1,213	257	17,951	7,366	–	(5,652)	21,135
Purchase of treasury shares	–	(547)	–	(12,974)	–	–	(13,521)
Stock compensation expense	–	–	13,017	–	–	–	13,017
Stock grants and other	–	4	4	126	–	(51)	83

BALANCE FEBRUARY 28, 2011 (Restated)	$37,470	$2,937	$492,048	$(952,206)	$(2,346)	$1,185,855	$763,758

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

NOTE 1A – RESTATEMENT

The Corporation is restating its previously issued consolidated financial statements for the fiscal years ended February 28, 2011, 2010 and 2009 to correct an error in its accounting for income taxes that arose in the fiscal year ended February 29, 2004.

The Corporation identified an understatement of a deferred tax asset in connection with a review of certain calculations used in determining the tax basis of its inventory. During this review, it was discovered that the deferred tax asset related to this matter as reflected on the Corporation’s consolidated statement of financial position did not appropriately reflect certain differences between the basis of the Corporation’s inventory used for financial reporting purposes and the basis of the Corporation’s inventory used for tax purposes. The amount of the understatement of the deferred tax asset was $14.8 million. The Corporation determined that the difference occurred as a result of an adjustment to the deferred tax asset in the fiscal year ended February 29, 2004, which resulted in the understatement of net income, deferred and refundable income taxes, current assets, total assets and total shareholders’ equity by $14.8 million for the fiscal year ended February 29, 2004. The effect of the restatement had no impact on reported cash flows or any results of operations in the subsequent periods.

To correct the understatement of the deferred tax asset described above, the Corporation has recorded an increase in a deferred tax asset of $14.8 million with a corresponding increase to retained earnings as of March 1, 2008. The correction of the error also has the effect of increasing current assets, total assets, retained earnings and total shareholders’ equity. Accordingly, the restatement corrects the following line items in the Corporation’s consolidated financial statements as reported:

Date	As Previously Reported	As Restated
	(Thousands of dollars)
As of February 28, 2011
Deferred and refundable income taxes	$50,051	$64,898
Total current assets	700,924	715,771
Total assets	1,532,402	1,547,249
Retained earnings	1,171,008	1,185,855
Total shareholders’ equity	748,911	763,758
As of February 28, 2010
Deferred and refundable income taxes	$78,433	$93,280
Total current assets	679,291	694,138
Total assets	1,529,651	1,544,498
Retained earnings	1,112,047	1,126,894
Total shareholders’ equity	636,064	650,911
As of February 28, 2009
Retained earnings	$1,044,926	$1,059,772
Total shareholders’ equity	529,189	544,035
As of March 1, 2008
Retained earnings	$1,300,662	$1,315,508
Total shareholders’ equity	943,411	958,257

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

During 2010, the above transactions and activities generated significant gains, losses and expenses and are reflected on the Consolidated Statement of Operations as follows:

(In millions)	Party Goods Transaction	Mexico Shutdown	Retail Disposition	Total
Net sales	$–	$0.7	$–	$0.7
Material, labor and other production costs	15.6	4.4	1.0	21.0
Selling, distribution and marketing expenses	0.2	1.0	–	1.2
Administrative and general expenses	–	0.6	–	0.6
Other operating (income) expense – net	(34.2)	11.5	28.2	5.5

	$(18.4)	$18.2	$29.2	$29.0

These gains, losses and expenses are reflected in the Corporation’s reportable segments as follows:

(In millions)
North American Social Expression Products	$(0.2)
Retail Operations	29.2

$29.0

NOTE 3 – OTHER INCOME AND EXPENSE

	2011	2010	2009
Loss on disposition of retail stores	$–	$28,333	$–
Gain on disposition of calendar product lines	–	(547)	–
Gain on disposition of candy product lines	–	(115)	–
Gain on disposition of party goods product lines	(254)	(34,178)	–
Loss on recognition of foreign currency translation adjustments	–	8,627	–
Miscellaneous	(2,951)	(2,430)	(1,396)

Other operating income – net	$(3,205)	$(310)	$(1,396)

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

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2011:

	Fair value at February 28, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$689	$689	$-
Equity securities	42,776	-	42,776
Fixed-income funds	40,717	-	40,717
International plans:
Short-term investments	639	639	-
Equity securities	7,191	-	7,191
Fixed-income funds	15,869	-	15,869

Total:	$107,881	$1,328	$106,553

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2010:

	Fair value at February 28, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$683	$683	$-
Equity securities	38,079	-	38,079
Fixed-income funds	43,073	-	43,073
International plans:
Short-term investments	241	241	-
Equity securities	6,487	-	6,487
Fixed-income funds	13,529	-	13,529

Total:	$102,092	$924	$101,168

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2011:

	Fair value at February 28, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$1,176	$1,176	$-
Equity securities	29,229	29,229	-
Fixed-income funds	36,530	-	36,530

Total:	$66,935	$30,405	$36,530

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2010:

	Fair value at February 28, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$2,565	$2,565	$-
Equity securities	25,035	25,035	-
Fixed-income funds	39,328	-	39,328

Total:	$66,928	$27,600	$39,328

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

The following table summarizes the financial assets measured at fair value as of the measurement date, February 28, 2011, and the basis for that measurement, by level within the fair value hierarchy:

	Balance as of February 28, 2011	Quoted prices in active markets for identical assets and liabilities (Level 1)	Quoted prices in active markets for similar assets and liabilities (Level 2)	Significant unobservable inputs (Level 3)
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,223	$3,223	$-	$-
Deferred compensation plan assets(1)	6,871	6,871	-	-

Total	$10,094	$10,094	$-	$-

Assets measured on a non-recurring basis:
Assets held for sale	$5,282	$-	$5,282	$-

Total	$5,282	$-	$5,282	$-

The following table summarizes the financial assets measured at fair value as of the measurement date, February 28, 2010, and the basis for that measurement, by level within the fair value hierarchy:

	Balance as of February 28, 2010	Quoted prices in active markets for identical assets and liabilities (Level 1)	Quoted prices in active markets for similar assets and liabilities (Level 2)	Significant unobservable inputs (Level 3)
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$4,087	$4,087	$-	$-
Deferred compensation plan assets(1)	4,785	4,785	-	-

Total	$8,872	$8,872	$-	$-

Assets measured on a non-recurring basis:
Assets held for sale	$5,557	$-	$5,557	$-

Total	$5,557	$-	$5,557	$-

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

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

The following table summarizes the activity related to performance shares during 2011:

	Number of Class A Performance Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 28, 2010	615,000
Credited	648,000
Vested	(286,483)
Forfeited	(227,017)

Unvested at February 28, 2011	749,500	1.3	$16,227

	Number of Class B Performance Shares
Unvested at February 28, 2010	153,864
Credited	94,000
Vested	(106,864)
Forfeited	-

Unvested at February 28, 2011	141,000	1.3	$3,053

The fair value of the performance shares is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Risk-free interest rate	1.62%	1.54%
Dividend yield	4.38%	4.48%
Expected stock volatility	0.76	0.78
Expected life in years	2.5	2.3

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

The following table summarizes the activity related to restricted stock units during 2011:

	Number of Class A Restricted Stock Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 28, 2010	-
Granted	124,920
Vested	-
Forfeited	(13,921)

Unvested at February 28, 2011	110,999	0.7	$2,403

	Number of Class B Restricted Stock Units
Unvested at February 28, 2010	-
Granted	29,675
Vested	-
Forfeited	-

Unvested at February 28, 2011	29,675	1.1	$642

The fair value of the restricted stock units is estimated using the Black-Scholes option-pricing model with the following assumptions:

2011
Risk-free interest rate	1.09%
Dividend yield	2.3%
Expected stock volatility	0.90
Expected life in years	1.6

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

Operating Segment Information

	Total Revenue			Segment Earnings (Loss)
	2011	2010	2009	2011	2010	2009
North American Social Expression Products	$1,173,599	$1,231,624	$1,139,203	$210,154	$236,125	$106,311
Intersegment items	–	(5,104)	(52,805)	–	(3,511)	(38,899)
Exchange rate adjustment	17,884	8,659	9,050	8,170	3,800	2,539

Net	1,191,483	1,235,179	1,095,448	218,324	236,414	69,951
International Social Expression Products	256,507	250,026	245,331	19,536	16,693	(68,545)
Exchange rate adjustment	5,205	4,006	25,396	36	153	(9,124)

Net	261,712	254,032	270,727	19,572	16,846	(77,669)
Retail Operations	–	11,727	170,066	–	(34,830)	(19,727)
Exchange rate adjustment	–	112	8,746	–	(285)	496

Net	–	11,839	178,812	–	(35,115)	(19,231)
AG Interactive	78,407	80,320	82,623	14,103	11,319	(159,670)
Exchange rate adjustment	(201)	126	790	(112)	100	(2,021)

Net	78,206	80,446	83,413	13,991	11,419	(161,691)
Non-reportable segments	61,167	53,975	62,338	9,477	7,634	(7,627)
Unallocated	–	387	–	(106,259)	(116,476)	(80,193)
Exchange rate adjustment	–	–	–	902	232	1,527

Net	–	387	–	(105,357)	(116,244)	(78,666)

	$1,592,568	$1,635,858	$1,690,738	$156,007	$120,954	$(274,933)

	Depreciation and Amortization			Capital Expenditures
	2011	2010	2009	2011	2010	2009
North American Social Expression Products	$30,045	$32,504	$28,174	$28,880	$22,144	$43,460
Exchange rate adjustment	20	11	22	–	8	52

Net	30,065	32,515	28,196	28,880	22,152	43,512
International Social Expression Products	4,409	4,585	5,120	3,495	1,273	1,226
Exchange rate adjustment	22	74	578	7	20	107

Net	4,431	4,659	5,698	3,502	1,293	1,333
Retail Operations	–	395	4,653	–	29	4,330
Exchange rate adjustment	–	18	268	–	(2)	228

Net	–	413	4,921	–	27	4,558
AG Interactive	4,150	5,105	8,633	2,762	2,610	3,916
Exchange rate adjustment	(7)	17	330	–	1	2

Net	4,143	5,122	8,963	2,762	2,611	3,918
Non-reportable segments	1,701	1,820	1,628	1,130	260	2,218
Unallocated	708	636	610	72	207	194

	$41,048	$45,165	$50,016	$36,346	$26,550	$55,733

	Assets
	2011	2010
	(Restated)
North American Social Expression Products	$956,169	$961,057
Exchange rate adjustment	4,876	2,273

Net	961,045	963,330
International Social Expression Products	117,928	136,551
Exchange rate adjustment	6,934	(1,539)

Net	124,862	135,012
Retail Operations	2,080	1,738
Exchange rate adjustment	-	-

Net	2,080	1,738
AG Interactive	17,983	20,352
Exchange rate adjustment	56	(77)

Net	18,039	20,275
Non-reportable segments	39,204	39,026
Unallocated and intersegment items	386,818	378,200
Exchange rate adjustment	15,201	6,917

Net	402,019	385,117

	$1,547,249	$1,544,498

Geographical Information

	Total Revenue			Fixed Assets - Net
	2011	2010	2009	2011	2010
United States	$1,205,915	$1,266,876	$1,235,828	$218,354	$220,626
United Kingdom	216,309	209,059	222,918	21,099	20,041
Other international	170,344	159,923	231,992	2,196	2,216

	$1,592,568	$1,635,858	$1,690,738	$241,649	$242,883

Product Information

	Total Revenue
	2011	2010	2009
Everyday greeting cards	$753,027	$764,199	$704,380
Seasonal greeting cards	377,282	368,781	356,762
Gift packaging	222,541	221,167	240,452
Other revenue	32,355	37,566	44,339
All other products	207,363	244,145	344,805

	$1,592,568	$1,635,858	$1,690,738

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

Income taxes paid from continuing operations were $23,519 in 2011, $12,881 in 2010 and $19,555 in 2009.

Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	February 28, 2011	February 28, 2010
	(Restated)
Deferred tax assets:
Employee benefit and incentive plans	$54,186	$59,859
Net operating loss carryforwards	29,850	37,722
Deferred capital loss	8,490	8,379
Deferred revenue	13,327	9,539
Net reserves not currently deductible	39,989	39,364
Charitable contributions carryforward	1,271	2,094
Foreign tax credit carryforward	26,638	35,948
Goodwill and other intangible assets	50,371	58,104
Inventory costing	-	1,562
Other	9,242	2,959

	233,364	255,530
Valuation allowance	(24,042)	(25,109)

Total deferred tax assets	209,322	230,421
Deferred tax liabilities:
Property, plant and equipment	18,132	20,647
Inventory costing	2,453	-
Other	6,340	1,057

Total deferred tax liabilities	26,925	21,704

Net deferred tax assets	$182,397	$208,717

Net deferred tax assets are included on the Consolidated Statement of Financial Position in the following captions:

	February 28, 2011	February 28, 2010
	(Restated)
Deferred and refundable income taxes (current)	$61,475	$66,776
Deferred and refundable income taxes (noncurrent)	121,806	143,770
Deferred income taxes and noncurrent income taxes payable	(884)	(1,829)

Net deferred tax assets	$182,397	$208,717

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

Quarterly earnings per share amounts do not add to the full year primarily due to share repurchases during the periods.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended February 28, 2011, American Greetings carried out a variety of procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.

Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings had concluded that the Corporation’s disclosure controls and procedures were effective as of February 28, 2011. Subsequently, during the third quarter of the fiscal year ending February 29, 2012, we identified a deficiency in controls relating to the accounting for income taxes resulting in the understatement of a deferred tax asset related to inventory. We have concluded that such deficiency represented a material weakness in internal control over financial reporting. As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of February 28, 2011, the last day of the period covered by this Report.

Report of Management on Internal Control Over Financial Reporting

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

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended February 28, 2011, American Greetings’ management had assessed the effectiveness of the Corporation’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management had concluded that as of February 28, 2011, our internal control over financial reporting was effective based on those criteria. Subsequently, during the third quarter of the fiscal year ending February 29, 2012, we identified a material weakness in our internal control over financial reporting as of February 28, 2011 relating to accounting for income taxes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness resulted in an error in our accounting for income taxes and contributed to our restatement of previously issued financial statements more fully described in Note 1A to the Consolidated Financial Statements. Based on our assessment, management has now concluded that, as of February 28, 2011, our internal control over the accounting for income taxes was not effective due to the identification of a material weakness.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K/A and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Planned Remediation Efforts to Address Material Weakness

In order to remediate this material weakness discussed above and further strengthen the overall controls surrounding the Corporation’s accounting for income taxes, we have taken or will take the following steps to improve the overall processes and controls in its tax function:

•	place a senior accounting professional in a leadership position within the tax department and hire additional tax professionals to spread workloads and facilitate additional levels of review;
•

review the tax department to ensure that the areas of responsibilities are properly matched to the staff competencies and that the lines of communication, processes, procedures and controls effective; and

•	enhance the documentation of all related deferred tax items.

However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We intend that the remediation of the material weakness related to controls over the accounting for income taxes will be completed as of February 29, 2012. However, we cannot make any assurances that we will successfully remediate this material weakness within the anticipated timeframe and thus reduce to remote the likelihood that material misstatements concerning accounting for income taxes will not be prevented or detected in a timely manner.

Changes in Internal Control Over Financial Reporting

As previously reported, except for the material weakness described above, management did not identify any change in internal control over financial reporting occurring during the fourth quarter that materially affected, or was reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

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

In our report dated April 29, 2011, we expressed an unqualified opinion that American Greetings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 28, 2011 based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for income taxes existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of February 28, 2011. As a result, management has revised its assessment, as presented in Item 9A, “Report of Management on Internal Control Over Financial Reporting”, to conclude that the Company’s internal control over financial reporting was not effective as of February 28, 2011. Accordingly, our present opinion on the effectiveness of the Corporation’s internal control over financial reporting as of February 28, 2011, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Corporation’s accounting for income taxes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of the Corporation as of February 28, 2011 and February 28, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2011. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended February 28, 2011, and this report does not affect our report dated April 29, 2011, except for Note 1A, as to which the date is November 14, 2011, on these consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, American Greetings Corporation has not maintained effective internal control over financial reporting as of February 28, 2011, based on the COSO criteria.

/s/ Ernst & Young LLP

April 29, 2011, except for the effects of the material weakness described in the sixth paragraph as to which the date is November 14, 2011

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

Item		Description

4	Instruments defining the rights of security holders, including indentures.

	4.1	Trust Indenture, dated as of July 27, 1998.

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

	4.7	Form of Global Note for the 73/8% Notes due June 1, 2016.

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

Item		Description

	10.2	Amended and Restated Pledge and Security Agreement, dated as of June 11, 2010, by and among the Corporation, each of the domestic subsidiaries of the Corporation identified therein and PNC Bank, National Association, as Collateral Agent.

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

	10.8	Fourth Amendment to Receivables Purchase Agreement, dated as of September 23, 2009. This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated September 24, 2009, and is incorporated herein by reference.

	†10.9	Omnibus Amendment and Consent to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of March 1, 2011, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as Issuer of Letters of Credit.

	†10.10	Loan Agreement by and between Schurman Fine Papers, d/b/a Papyrus, as Borrower, and the Corporation, as Lender, dated as of April 17, 2009.

	†10.11	Limited Guaranty, issued by the Corporation to Wells Fargo Retail Finance, LLC, dated April 17, 2009.

	*10.12	Form of Employment Contract with Specified Officers.

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

	†*10.21	Amendment Number Five to American Greetings Corporation Executive Deferred Compensation Plan.

	*10.22	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.

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

	†*10.30	Description of Compensation Payable to Non-Employee Directors (Fiscal 2011; 2012).

	*10.31	American Greetings Corporation Second Amended and Restated Supplemental Executive Retirement Plan (Effective October 31, 2007).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2007, and is incorporated herein by reference.

	†*10.32	Severance Agreement, dated as of February 28, 2011, between Robert Swellie and the Corporation.

	*10.33	Employment Agreement, dated as of October 17, 2002, between Michael Goulder and the Corporation.

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

Item		Description

	*10.46	Form of Employee Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

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

	†*10.57	Form of Employee Restricted Stock Unit Agreement.

	†*10.58	Form of Director Restricted Stock Unit Agreement.

†21		Subsidiaries of the Corporation.

23		Consent of Independent Registered Public Accounting Firm.

This Exhibit is filed herewith.

(31)a		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

(31)b		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

32		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

This Exhibit is filed herewith.

101		The following materials from the Corporation’s Annual Report on Form 10-K/A for the year ended February 28, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the years ended February 28, 2011, 2010 and 2009, (ii) Consolidated Statement of Financial Position at February 28, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the years ended February 28, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements for the year ended February 28, 2011.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K/A shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

†	Previously filed as an exhibit to the Corporation’s original Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed on April 29, 2011.

(b)	Exhibits listed in Item 15 (a) 3. are included herein or incorporated herein by reference.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted below.

3.	Financial Statement Schedules included in Part IV of the report:

Schedule II – Valuation and Qualifying Accounts (Previously filed with the Corporation’s original Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed on April 29, 2011).

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

AMERICAN GREETINGS CORPORATION (Registrant).

Date: November 14, 2011	By:	/s/ Stephen J. Smith
Stephen J. Smith, Senior Vice President
and Chief Financial Officer