Form 10-Q/A
period 2011-05-27
AMERICAN GREETINGS CORP
filed 2011-11-14
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the fiscal quarter ended May 27, 2011 of American Greetings Corporation (the “Corporation”). The Unaudited Consolidated Financial Statements of the Corporation previously reported on Form 10-Q for the fiscal quarter ended May 27, 2011 have been amended and restated in order to reflect certain adjustments to the Corporation’s consolidated financial statements as of May 27, 2011, February 28, 2011 and May 28, 2010, relating to the impact of an understatement of a deferred tax asset that occurred in the fiscal year ended February 29, 2004. The impact of the restatement is more fully described in Note 1a to the Unaudited Consolidated Financial Statements contained in this Amendment No. 1. Please refer also to Note 1A to the Consolidated Financial Statements contained in the Company’s Amended Annual Report on Form 10-K/A filed with the SEC on November 14, 2011 for additional discussion on the nature of the restatement adjustments. The restatements to the affected financial statements were non-cash in nature. All referenced amounts in this Form 10-Q/A for prior periods and prior-period comparisons reflect the balances and amounts on a restated basis, as applicable.

This Form 10-Q/A amends and restates in their entireties Items 1 and 4 of Part I and Item 6 of Part II of the Corporation’s original Quarterly Report on Form 10-Q filed with the SEC on July 6, 2011, and no other information included in that report is amended hereby. This Amendment No. 1 continues to speak as of the date of the filing of that original Quarterly Report on Form 10-Q, and the Corporation has not updated the disclosures contained herein to reflect any events that occurred at a later date.

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

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) May 27, 2011	(Note 1) February 28, 2011	(Unaudited) May 28, 2010
	(Restated)	(Restated)	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$211,139	$215,838	$186,775
Trade accounts receivable, net	137,213	119,779	110,085
Inventories	203,346	179,730	157,913
Deferred and refundable income taxes	61,533	64,898	89,798
Assets held for sale	7,180	7,154	14,680
Prepaid expenses and other	117,314	128,372	118,046

Total current assets	737,725	715,771	677,297

Goodwill	29,701	28,903	30,238
Other assets	431,473	436,137	413,237
Deferred and refundable income taxes	127,731	124,789	150,207

Property, plant and equipment — at cost	859,189	849,552	835,707
Less accumulated depreciation	616,706	607,903	597,610

Property, plant and equipment — net	242,483	241,649	238,097

	$1,569,113	$1,547,249	$1,509,076

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Debt due within one year	$—	$—	$99,000
Accounts payable	98,641	87,105	80,205
Accrued liabilities	65,527	59,841	61,425
Accrued compensation and benefits	35,163	72,379	35,472
Income taxes payable	18,752	10,951	25,390
Other current liabilities	100,107	102,286	91,878

Total current liabilities	318,190	332,562	393,370

Long-term debt	233,298	232,688	230,973
Other liabilities	186,484	186,505	179,643
Deferred income taxes and noncurrent income taxes payable	32,132	31,736	30,548

Shareholders’ equity
Common shares — Class A	37,942	37,470	37,064
Common shares — Class B	2,803	2,937	2,926
Capital in excess of par value	502,131	492,048	478,676
Treasury stock	(951,643)	(952,206)	(951,830)
Accumulated other comprehensive income (loss)	2,121	(2,346)	(40,257)
Retained earnings	1,205,655	1,185,855	1,147,963

Total shareholders’ equity	799,009	763,758	674,542

	$1,569,113	$1,547,249	$1,509,076

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

Note 1a — Restatement

On November 14, 2011, the Corporation amended its Annual Report on Form 10-K for the fiscal year ended February 28, 2011. The Corporation is also restating herein its previously issued consolidated financial statements for the three months ended May 27, 2011 to correct an error in its accounting for income taxes.

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

To correct the understatement of the deferred tax asset described above, the Corporation has recorded an increase in a deferred tax asset of $14.8 million with a corresponding increase to retained earnings as of March 1, 2008. The correction of the error also has the effect of increasing current assets, total assets and total shareholders’ equity. Accordingly, the restatement corrects the following line items in the Corporation’s consolidated financial statements as reported in this Form 10-Q/A:

Date	As Previously Reported	As Restated
	(Thousands of dollars)
As of May 27, 2011
Deferred and refundable income taxes	$46,686	$61,533
Total current assets	722,879	737,725
Total assets	1,554,266	1,569,113
Retained earnings	1,190,808	1,205,655
Total shareholders’ equity	784,162	799,009

As of February 28, 2011
Deferred and refundable income taxes	$50,051	$64,898
Total current assets	700,924	715,771
Total assets	1,532,402	1,547,249
Retained earnings	1,171,008	1,185,855
Total shareholders’ equity	748,911	763,758

As of May 28, 2010
Deferred and refundable income taxes	$74,951	$89,798
Total current assets	662,450	677,297
Total assets	1,494,229	1,509,076
Retained earnings	1,133,116	1,147,963
Total shareholders’ equity	659,695	674,542

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

Item 4. Controls and Procedures

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

Prior to the filing of our original Quarterly Report on Form 10-Q for the quarter ended May 27, 2011, American Greetings carried out a variety of procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.

Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings had concluded that the Corporation’s disclosure controls and procedures were effective as of May 27, 2011. Subsequently, during the third quarter of the fiscal year ending February 29, 2012, we identified a deficiency in controls relating to the accounting for income taxes resulting in the understatement of a deferred tax asset related to inventory. We have concluded that such deficiency represented a material weakness in internal control over financial reporting. As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of May 27, 2011, the last day of the period covered by this Report.

This material weakness resulted in an error in our accounting for income taxes and contributed to our restatement of previously issued financial statements more fully described in Note 1a to the Unaudited Consolidated Financial Statements included herein. Based on our assessment, management has now concluded that, as of May 27, 2011, our internal control over the accounting for income taxes was not effective due to the identification of a material weakness.

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

•

review the tax department to ensure that the areas of responsibilities are properly matched to the staff competencies and that the lines of communication, processes, procedures and controls are effective; and

•	enhance the documentation of all deferred tax items.

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

Changes in Internal Control Over Financial Reporting

As previously reported, except for the material weakness describe above, management did not identify any change in internal control over financial reporting occurring during the first quarter that materially affected, or was reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

†10.1	Key Management Annual Incentive Plan (Fiscal Year 2012 Description).

†10.2	American Greetings Corporation 2007 Omnibus Incentive Compensation Plan (as Amended Effective May 1, 2011).

31 (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†99.1	Notice of Proposed Settlement of Shareholder Derivative Action.

101	The following materials from the Corporation’s quarterly report on Form 10-Q/A for the quarter ended May 27, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the quarters ended May 27, 2011 and May 28, 2010, (ii) Consolidated Statement of Financial Position at May 27, 2011, February 28, 2011 and May 28, 2010, (iii) Consolidated Statement of Cash Flows for the quarters ended May 27, 2011 and May 28, 2010, and (iv) Notes to the Consolidated Financial Statements for the quarter ended May 27, 2011 tagged as blocks of text.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

†	Previously filed as an exhibit to the Corporation’s original Quarterly Report on Form 10-Q for the quarter ended May 27, 2011, as filed on July 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Joseph B. Cipollone
Joseph B. Cipollone
Vice President and Chief Accounting Officer *

November 14, 2011

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)