Form 10-Q/A
period 2011-08-26
AMERICAN GREETINGS CORP
filed 2011-11-14
CIK 5133

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

This Amendment No. 1 (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2011 of American Greetings Corporation (the “Corporation”). The Unaudited Consolidated Financial Statements of the Corporation previously reported on Form 10-Q for the fiscal quarter ended August 26, 2011 have been amended and restated in order to reflect certain adjustments to the Corporation’s consolidated financial statements as of August 26, 2011, February 28, 2011 and August 27, 2010, relating to the impact of an understatement of a deferred tax asset that occurred in the fiscal year ended February 29, 2004. The impact of the restatement is more fully described in Note 1a to the Unaudited Consolidated Financial Statements contained in this Amendment No. 1. Please refer also to Note 1A to the Consolidated Financial Statements contained in the Corporation’s Amended Annual Report on Form 10-K/A filed with the SEC on November 14, 2011 for additional discussion on the nature of the restatement adjustments. The restatements to the affected financial statements were non-cash in nature. All referenced amounts in this Form 10-Q/A for prior periods and prior-period comparisons reflect the balances and amounts on a restated basis, as applicable.

This Form 10-Q/A amends and restates in their entireties Items 1 and 4 of Part I and Item 6 of Part II of the Corporation’s original Quarterly Report on Form 10-Q, filed with the SEC on October 5, 2011, and no other information included in that report is amended hereby. This Amendment No. 1 continues to speak as of the date of the filing of that original Quarterly Report on Form 10-Q, and the Corporation has not updated the disclosures contained herein to reflect any events that occurred at a later date.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 26, 2011	August 27, 2010	August 26, 2011	August 27, 2010
Net sales	$359,741	$333,339	$756,517	$725,444
Other revenue	9,052	9,480	14,625	13,683

Total revenue	368,793	342,819	771,142	739,127

Material, labor and other production costs	158,198	145,713	316,127	303,726
Selling, distribution and marketing expenses	125,089	112,318	248,381	229,869
Administrative and general expenses	60,926	62,193	126,224	128,225
Other operating income — net	(5,122)	(936)	(6,045)	(1,530)

Operating income	29,702	23,531	86,455	78,837

Interest expense	5,763	6,718	11,887	12,920
Interest income	(310)	(197)	(631)	(410)
Other non-operating income — net	(704)	(3)	(544)	(1,703)

Income before income tax expense	24,953	17,013	75,743	68,030
Income tax expense	10,477	8,481	28,674	28,659

Net income	$14,476	$8,532	$47,069	$39,371

Earnings per share — basic	$0.36	$0.21	$1.16	$0.99

Earnings per share — assuming dilution	$0.35	$0.21	$1.12	$0.96

Average number of shares outstanding	40,696,961	40,026,649	40,598,659	39,832,609

Average number of shares outstanding — assuming dilution	41,688,787	40,875,329	41,842,760	40,861,761
Dividends declared per share	$0.15	$0.14	$0.30	$0.28

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) August 26, 2011	(Note 1) February 28, 2011	(Unaudited) August 27, 2010
	(Restated)	(Restated)	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$209,326	$215,838	$133,834
Trade accounts receivable, net	111,691	119,779	89,408
Inventories	248,805	179,730	189,366
Deferred and refundable income taxes	59,876	64,898	76,589
Assets held for sale	5,282	7,154	13,711
Prepaid expenses and other	110,598	128,372	113,111

Total current assets	745,578	715,771	616,019

Goodwill	29,044	28,903	29,929
Other assets	430,343	436,137	413,809
Deferred and refundable income taxes	129,594	124,789	153,775

Property, plant and equipment — at cost	872,455	849,552	845,497
Less accumulated depreciation	620,875	607,903	607,215

Property, plant and equipment — net	251,580	241,649	238,282

	$1,586,139	$1,547,249	$1,451,814

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$118,162	$87,105	$88,668
Accrued liabilities	56,056	58,841	59,283
Accrued compensation and benefits	47,916	72,379	48,287
Income taxes payable	15,812	10,951	23,052
Other current liabilities	97,602	102,286	87,872

Total current liabilities	335,548	331,562	307,162

Long-term debt	233,970	232,688	231,525
Other liabilities	184,258	187,505	190,458
Deferred income taxes and noncurrent income taxes payable	32,740	31,736	32,194

Shareholders’ equity
Common shares — Class A	37,561	37,470	37,137
Common shares — Class B	2,781	2,937	2,923
Capital in excess of par value	507,256	492,048	482,035
Treasury stock	(962,747)	(952,206)	(951,682)
Accumulated other comprehensive income (loss)	764	(2,346)	(30,815)
Retained earnings	1,214,008	1,185,855	1,150,877

Total shareholders’ equity	799,623	763,758	690,475

	$1,586,139	$1,547,249	$1,451,814

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

Note 1a — Restatement

On November 14, 2011, the Corporation amended its Annual Report on Form 10-K for the fiscal year ended February 28, 2011. The Corporation is also restating herein its previously issued consolidated financial statements for the three months ended August 26, 2011 to correct an error in its accounting for income taxes.

The Corporation identified an understatement of a deferred tax asset in connection with a review of certain calculations used in determining the tax basis of its inventory. During this review, it was discovered that the deferred tax asset related to this matter as reflected on the Corporation’s consolidated statement of financial position did not appropriately reflect certain differences between the basis of the Corporation’s inventory used for financial reporting purposes and the basis of the Corporation’s inventory used for tax purposes. The amount of the understatement of the deferred tax asset was $14.8 million. The Corporation determined that the difference occurred as a result of an adjustment to the deferred tax asset in the fiscal year ended February 29, 2004, which resulted in the understatement of net income, deferred and refundable income taxes, current assets, total assets and total shareholders’ equity by $14.8 million for the fiscal year ended February 29, 2004. The effect of restatement had no impact on reported cash flows or any results of operations in the subsequent periods.

To correct the understatement of the deferred tax asset described above, the Corporation has recorded an increase in a deferred tax asset of $14.8 million with a corresponding increase to retained earning as of March 1, 2008. The correction of the error also has the effect of increasing current assets, total assets and total shareholders’ equity. Accordingly, the restatement corrects the following line items in the Corporation’s consolidated financial statements as reported in this Form 10-Q/A:

Date	As Previously Reported	As Restated
	(Thousands of dollars)
As of August 26, 2011
Deferred and refundable income taxes	$45,029	$59,876
Total current assets	730,731	745,578
Total assets	1,571,293	1,586,139
Retained earnings	1,199,161	1,214,008
Total shareholders’ equity	784,776	799,623

As of February 28, 2011
Deferred and refundable income taxes	$50,051	$64,898
Total current assets	700,924	715,771
Total assets	1,532,402	1,547,249
Retained earnings	1,171,008	1,185,855
Total shareholders’ equity	748,911	763,758

As of August 27, 2010
Deferred and refundable income taxes	$61,742	$76,589
Total current assets	601,173	616,019
Total assets	1,436,967	1,451,814
Retained earnings	1,136,031	1,150,877
Total shareholders’ equity	675,629	690,475

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

Note 7 — Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share — assuming dilution:

	Three Months Ended		Six Months Ended
	August 26, 2011	August 27, 2010	August 26, 2011	August 27, 2010
Numerator (in thousands):
Net income	$14,476	$8,532	$47,069	$39,371

Denominator (in thousands):
Weighted average shares outstanding	40,697	40,027	40,599	39,833
Effect of dilutive securities:
Stock options and awards	992	848	1,244	1,029

Weighted average shares outstanding — assuming dilution	41,689	40,875	41,843	40,862

Earnings per share	$0.36	$0.21	$1.16	$0.99

Earnings per share — assuming dilution	$0.35	$0.21	$1.12	$0.96

Certain stock options were excluded from the computation of earnings per share — assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. The stock options excluded from the computation of earnings per share-assuming dilution were approximately 2.5 million and 2.2 million in the three and six month periods ended August 26, 2011, respectively (3.7 million and 3.2 million in the three and six month periods ended August 27, 2010, respectively).

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

Prior to the filing of our original Quarterly Report on Form 10-Q for the quarter ended August 26, 2011, American Greetings carried out a variety of procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.

Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings had concluded that the Corporation’s disclosure controls and procedures were effective as of August 26, 2011. Subsequently, during the third quarter of the fiscal year ending February 29, 2012, we identified a deficiency in controls relating to the accounting for income taxes resulting in the understatement of a deferred tax asset related to inventory. We have concluded that such deficiency represented a material weakness in internal control over financial reporting. As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of August 26, 2011, the last day of the period covered by this Report.

This material weakness resulted in an error in our accounting for income taxes and contributed to our restatement of previously issued financial statements more fully described in Note 1a to the Unaudited Consolidated Financial Statements included herein. Based on our assessment, management has now concluded that, as of August 26, 2011, our internal control over the accounting for income taxes was not effective due to the identification of a material weakness.

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

Changes in Internal Control Over Financial Reporting

As previously reported, except for the material weakness described above, management did not identify any change in internal control over financial reporting occurring during the second quarter that materially affected, or was reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

101

The following materials from the Corporation’s quarterly report on Form 10-Q/A for the quarter ended August 26, 2011, formatted in XBRL (Extensible Business Reporting Language):

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