Form 10-Q
period 2011-11-25
AMERICAN GREETINGS CORP
filed 2012-01-04
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 30, 2011, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	35,538,325
Class B Common	2,778,384

AMERICAN GREETINGS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 25, 2011	November 26, 2010	November 25, 2011	November 26, 2010
Net sales	$457,143	$421,990	$1,213,660	$1,147,434
Other revenue	6,472	8,148	21,097	21,831

Total revenue	463,615	430,138	1,234,757	1,169,265

Material, labor and other production costs	230,572	199,177	546,699	502,903
Selling, distribution and marketing expenses	140,110	117,314	388,491	347,183
Administrative and general expenses	60,510	58,725	186,734	186,950
Other operating income – net	(813)	(1,048)	(6,858)	(2,578)

Operating income	33,236	55,970	119,691	134,807

Interest expense	5,821	6,221	17,708	19,141
Interest income	(207)	(176)	(838)	(586)
Other non-operating income – net	(2,078)	(1,618)	(2,622)	(3,321)

Income before income tax expense	29,700	51,543	105,443	119,573

Income tax expense	9,454	19,380	38,128	48,039

Net income	$20,246	$32,163	$67,315	$71,534

Earnings per share – basic	$0.51	$0.80	$1.67	$1.79

Earnings per share – assuming dilution	$0.50	$0.78	$1.63	$1.75

Average number of shares outstanding	39,480,798	40,071,916	40,226,039	39,912,378

Average number of shares outstanding – assuming dilution	40,436,865	40,985,909	41,381,157	40,911,964

Dividends declared per share	$0.15	$0.14	$0.45	$0.42

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited) Restated
	November 25, 2011	February 28, 2011	November 26, 2010
ASSETS

Current assets
Cash and cash equivalents	$85,661	$215,838	$93,899
Trade accounts receivable, net	235,318	119,779	206,286
Inventories	214,412	179,730	181,511
Deferred and refundable income taxes	57,400	64,898	85,694
Assets held for sale	—	7,154	14,148
Prepaid expenses and other	127,376	128,372	127,597

Total current assets	720,167	715,771	709,135

Goodwill	27,713	28,903	31,686
Other assets	422,765	436,137	403,815
Deferred and refundable income taxes	128,595	124,789	146,767

Property, plant and equipment – at cost	882,709	849,552	847,085
Less accumulated depreciation	624,669	607,903	612,166

Property, plant and equipment – net	258,040	241,649	234,919

	$1,557,280	$1,547,249	$1,526,322

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$108,254	$87,105	$97,899
Accrued liabilities	67,596	58,841	66,797
Accrued compensation and benefits	58,411	72,379	59,128
Income taxes payable	26,626	10,951	39,593
Other current liabilities	90,440	102,286	85,156

Total current liabilities	351,327	331,562	348,573

Long-term debt	234,642	232,688	232,078
Other liabilities	182,565	187,505	188,226
Deferred income taxes and noncurrent income taxes payable	21,769	31,736	32,824

Shareholders’ equity
Common shares – Class A	35,562	37,470	37,199
Common shares – Class B	2,778	2,937	2,905
Capital in excess of par value	509,999	492,048	486,399
Treasury stock	(995,338)	(952,206)	(952,183)
Accumulated other comprehensive loss	(14,293)	(2,346)	(27,114)
Retained earnings	1,228,269	1,185,855	1,177,415

Total shareholders’ equity	766,977	763,758	724,621

	$1,557,280	$1,547,249	$1,526,322

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Nine Months Ended
	November 25, 2011	November 26, 2010
OPERATING ACTIVITIES:
Net income	$67,315	$71,534
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	8,038	9,735
Net gain on dispositions	(4,500)	(254)
Net gain on disposal of fixed assets	(807)	(1,599)
Depreciation and intangible assets amortization	29,719	30,336
Deferred income taxes	6,412	3,957
Other non-cash charges	2,747	2,616
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(117,419)	(71,336)
Inventories	(30,939)	(16,461)
Other current assets	5,993	(694)
Income taxes	3,362	36,187
Deferred costs – net	(3,838)	19,365
Accounts payable and other liabilities	3,528	(31,541)
Other – net	(1,576)	5,896

Total Cash Flows From Operating Activities	(31,965)	57,741

INVESTING ACTIVITIES:
Property, plant and equipment additions	(43,531)	(19,660)
Cash payments for business acquisitions, net of cash acquired	(5,899)	—
Proceeds from sale of fixed assets	9,046	3,835
Proceeds from escrow related to party goods transaction	—	25,151
Proceeds from sale of intellectual properties	4,500	—

Total Cash Flows From Investing Activities	(35,884)	9,326

FINANCING ACTIVITIES:
Net decrease in long-term debt	—	(98,250)
Net decrease in short-term debt	—	(1,000)
Sale of stock under benefit plans	12,293	17,173
Excess tax benefits from share-based payment awards	2,380	2,658
Purchase of treasury shares	(55,304)	(13,439)
Dividends to shareholders	(18,146)	(16,737)
Debt issuance costs	—	(3,178)

Total Cash Flows From Financing Activities	(58,777)	(112,773)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,551)	1,656

DECREASE IN CASH AND CASH EQUIVALENTS	(130,177)	(44,050)
Cash and Cash Equivalents at Beginning of Year	215,838	137,949

Cash and Cash Equivalents at End of Period	$85,661	$93,899

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended November 25, 2011 and November 26, 2010

Note1—Basis of Presentation

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

These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K/A for the year ended February 28, 2011, from which the Consolidated Statement of Financial Position at February 28, 2011, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2012 presentation. These reclassifications had no material impact on financial position, earnings or cash flows.

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

The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in Accounting Standards Codification (“ASC”) topic 810, (“ASC 810”) “Consolidation.” Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of November 25, 2011 includes:

•	the investment in the equity of Schurman of $1.9 million;

•	the Liquidity Guaranty of Schurman’s indebtedness of $12 million;

•	normal course of business trade accounts receivable due from Schurman of $19.0 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business;

•

the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $24.9 million, $36.0 million and $40.3 million as of November 25, 2011, February 28, 2011 and November 26, 2010, respectively; and

•	the subordinated credit facility (the “Subordinated Credit Facility”) that provides Schurman with up to $10 million of subordinated financing.

The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $12 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in January 2014. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of November 25, 2011 requiring the use of the guaranty.

The Subordinated Credit Facility that the Corporation provides to Schurman had an initial term of nineteen months expiring on November 17, 2010, however, unless either party provides the appropriate written notice prior to the expiration of the applicable term, the facility automatically renews for periods of one year, except in the case of the last renewal, in which case the facility can only renew for the partial year ending on the facility’s expiration date of June 25, 2013. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. Borrowings under the Subordinated Credit Facility are subordinate to borrowings under the Senior Credit Facility, and the Subordinated Credit Facility includes affirmative and negative non-financial covenants and events of default customary for such financings. As of November 25, 2011, the facility was in its second annual renewal and Schurman had not borrowed under the Subordinated Credit Facility.

The April 2009 transaction with Schurman also included a $12 million limited Bridge Guaranty in favor of the lenders under the Senior Credit Facility, which remained in effect until Schurman was able to include inventory and other assets of the retail stores it acquired from the Corporation in its borrowing base. As previously disclosed in the Corporation’s Annual Report on Form 10-K/A for the year ended February 28, 2011, on April 1, 2011, the Bridge Guaranty was terminated.

In addition to the investment in the equity of Schurman, as previously disclosed in the Corporation’s Annual Report on Form 10-K/A for the year ended February 28, 2011, the Corporation holds an investment in the common stock of AAH Holdings Corporation, the ultimate parent corporation of Amscan Inc. These two investments, totaling approximately $12.5 million, are accounted for under the cost method. The Corporation is not aware of any events or changes in circumstances that had occurred during the nine months ended November 25, 2011 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of these investments.

Note 1a—Restatement

On November 14, 2011, the Corporation amended its Annual Report on Form 10-K for the fiscal year ended February 28, 2011. The Corporation is also restating herein its previously issued consolidated financial statements as of November 26, 2010 to correct an error in its accounting for income taxes.

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

To correct the understatement of the deferred tax asset described above, the Corporation has recorded an increase in a deferred tax asset of $14.8 million with a corresponding increase to retained earnings as of March 1, 2008. The correction of the error also has the effect of increasing current assets, total assets and total shareholders’ equity. Accordingly, the restatement corrects the following line items in the Corporation’s consolidated financial statements as reported for the period ended November 26, 2010:

	November 26, 2010
(In thousands)	As Previously Reported (1)	As Restated
Deferred and refundable income taxes	$70,847	$85,694
Total current assets	694,289	709,135
Total assets	1,511,476	1,526,322
Retained earnings	1,162,568	1,177,415
Total shareholders’ equity	709,774	724,621

(1)	Includes certain reclassifications to conform to the current period presentation.

Note 2—Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3—Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment.” ASU 2011-08 gives entities the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Only if an entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of a reporting entity is less than its carrying amount, would it be required to then perform the first step of the two-step quantitative impairment test. Otherwise, the two-step quantitative impairment testing is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

Note 4—Acquisitions

Continuing the strategy of focusing on growing its core greeting card business, on March 1, 2011, the Corporation’s European subsidiary, UK Greetings Ltd., acquired Watermark Publishing Limited and its wholly owned subsidiary Watermark Packaging Limited (“Watermark”). Watermark is a privately held company located in Corby, England, and is considered a leader in the United Kingdom in the innovation and design of greeting cards. Under the terms of the transaction, the Corporation acquired 100% of the equity interests of Watermark for approximately $17.1 million in cash. Cash paid for Watermark, net of cash acquired, was approximately $5.9 million and is reflected in investing activities on the Consolidated Statement of Cash Flows.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The estimated purchase price allocation is preliminary and subject to revision as valuation work is still being conducted. The following represents the preliminary purchase price allocation:

$111.111
Purchase price (in millions):
Cash paid	$17.1
Cash acquired	(11.2)

$5.9

Allocation (in millions):
Current assets	$11.4
Property, plant and equipment	0.4
Intangible assets	1.5
Goodwill	1.0
Liabilities assumed	(8.4)

$5.9

The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material. The Watermark business is included in the Corporation’s International Social Expression Products segment.

Note 5—Royalty Revenue and Related Expenses

The Corporation has agreements for licensing the Care Bears and Strawberry Shortcake characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation, which is recorded in “Other revenue.” These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Revenues and expenses associated with the servicing of these agreements, primarily relating to the licensing activities included in non-reportable segments, are summarized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2011	November 26, 2010	November 25, 2011	November 26, 2010
Royalty revenue	$6,401	$8,058	$20,785	$21,624

Royalty expenses
Material, labor and other production costs	$2,789	$2,784	$7,781	$7,932
Selling, distribution and marketing expenses	2,621	3,507	7,345	9,231
Administrative and general expenses	431	445	1,292	1,300

	$5,841	$6,736	$16,418	$18,463

Note 6—Other Income and Expense

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2011	November 26, 2010	November 25, 2011	November 26, 2010
Gain on sale of intellectual properties	$—	$—	$(4,500)	$—
Miscellaneous	(813)	(1,048)	(2,358)	(2,578)

Other operating income – net	$(813)	$(1,048)	$(6,858)	$(2,578)

In June 2011, the Corporation sold certain minor character properties and recognized a gain of $4.5 million. The proceeds of $4.5 million were included in “Proceeds from sale of intellectual properties” on the Consolidated Statement of Cash Flows.

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2011	November 26, 2010	November 25, 2011	November 26, 2010
Foreign exchange gain	$(1,500)	$(908)	$(631)	$(520)
Rental income	(238)	(235)	(977)	(996)
Gain on asset disposal	(323)	(331)	(807)	(1,599)
Miscellaneous	(17)	(144)	(207)	(206)

Other non-operating income – net	$(2,078)	$(1,618)	$(2,622)	$(3,321)

“Miscellaneous” includes, among other things, income/loss from equity securities.

In October 2011, the Corporation sold the land and buildings relating to its party goods product lines in the North American Social Expression Products segment that were previously included in “Assets held for sale” on the Consolidated Statement of Financial Position and recorded a gain of approximately $0.4 million. The cash proceeds of approximately $6.0 million received from the sale of the assets are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

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

Note 7—Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share—assuming dilution:

	Three Months Ended		Nine Months Ended
	November 25, 2011	November 26, 2010	November 25, 2011	November 26, 2010
Numerator (in thousands):
Net income	$20,246	$32,163	$67,315	$71,534

Denominator (in thousands):
Weighted average shares outstanding	39,481	40,072	40,226	39,912
Effect of dilutive securities:
Stock options and awards	956	914	1,155	1,000

Weighted average shares outstanding – assuming dilution	40,437	40,986	41,381	40,912

Earnings per share	$0.51	$0.80	$1.67	$1.79

Earnings per share – assuming dilution	$0.50	$0.78	$1.63	$1.75

Certain stock options were excluded from the computation of earnings per share–assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. The stock options excluded from the computation of earnings per share-assuming dilution were approximately 3.7 million and 2.4 million in the three and nine month periods ended November 25, 2011, respectively (4.0 million and 3.2 million in the three and nine month periods ended November 26, 2010, respectively).

During the three months ended November 26, 2010, the Corporation issued approximately 0.1 million Class A common shares upon exercise of employee stock options and vesting of equity awards. The Corporation issued approximately 0.7 million and 0.3 million Class A and Class B common shares, respectively, upon exercise of employee stock options and vesting of equity awards during the nine months ended November 25, 2011 (0.9 million and 0.2 million Class A and Class B common shares, respectively, in the nine months ended November 26, 2010).

Note 8—Comprehensive Income

The Corporation’s total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2011	November 26, 2010	November 25, 2011	November 26, 2010
Net income	$20,246	$32,163	$67,315	$71,534

Other comprehensive (loss) income:
Foreign currency translation adjustments	(15,593)	4,523	(12,555)	5,607
Pension and postretirement benefit adjustments, net of tax	536	(823)	607	(2,907)
Unrealized gain on securities, net of tax	—	1	1	1

Total comprehensive income	$5,189	$35,864	$55,368	$74,235

Note 9—Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 25, 2011	February 28, 2011	November 26, 2010
Allowance for seasonal sales returns	$47,496	$34,058	$47,252
Allowance for outdated products	9,937	8,264	10,349
Allowance for doubtful accounts	7,031	5,374	4,379
Allowance for cooperative advertising and marketing funds	29,710	25,631	26,425
Allowance for rebates	28,465	24,920	26,920

	$122,639	$98,247	$115,325

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $13.3 million, $11.9 million and $12.8 million as of November 25, 2011, February 28, 2011 and November 26, 2010, respectively.

Note 10—Inventories

(In thousands)	November 25, 2011	February 28, 2011	November 26, 2010
Raw materials	$16,912	$21,248	$16,885
Work in process	8,294	6,476	7,842
Finished products	251,213	212,056	215,361

	276,419	239,780	240,088
Less LIFO reserve	81,515	78,358	75,818

	194,904	161,422	164,270
Display materials and factory supplies	19,508	18,308	17,241

	$214,412	$179,730	$181,511

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $61.5 million, $42.1 million and $48.7 million as of November 25, 2011, February 28, 2011 and November 26, 2010, respectively.

Note 11—Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	November 25, 2011	February 28, 2011	November 26, 2010
Prepaid expenses and other	$93,553	$88,352	$89,250
Other assets	307,611	327,311	284,908

Deferred cost assets	401,164	415,663	374,158

Other current liabilities	(58,950)	(64,116)	(54,048)
Other liabilities	(64,154)	(76,301)	(50,900)

Deferred cost liabilities	(123,104)	(140,417)	(104,948)

Net deferred costs	$278,060	$275,246	$269,210

The Corporation maintains an allowance for deferred costs related to supply agreements of $10.0 million, $10.7 million and $11.1 million at November 25, 2011, February 28, 2011 and November 26, 2010, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Note 12—Deferred Revenue

Deferred revenue, included in “Other current liabilities” and “Other liabilities” on the Consolidated Statement of Financial Position, totaled $31.1 million, $39.4 million and $31.4 million at November 25, 2011, February 28, 2011 and November 26, 2010, respectively. The amounts relate primarily to subscription revenue in the Corporation’s AG Interactive segment and the licensing activities included in non-reportable segments.

Note 13—Debt

As of November 25, 2011, the Corporation was party to an amended and restated $350 million secured credit agreement and to an amended and restated receivables purchase agreement with available financing of up to $70 million. During the current quarter, on September 21, 2011, the amended and restated receivable purchase agreement was amended to decrease the amount of available financing under the agreement from $80 million to $70 million. Also, on September 21, 2011, the liquidity commitments under the receivables purchase agreement were renewed for an additional 364-day period. There were no balances outstanding under either the Corporation’s credit facility or receivables purchase agreement at November 25, 2011, February 28, 2011 and November 26, 2010. As of November 25, 2011, the Corporation had, in the aggregate, $31.8 million outstanding under letters of credit under these borrowing agreements, which reduces the total credit available to the Corporation thereunder.

There was no debt due within one year as of November 25, 2011, February 28, 2011 and November 26, 2010.

Long-term debt and their related calendar year due dates, net of unamortized discounts which totaled $20.2 million, $22.2 million and $22.8 million as of November 25, 2011, February 28, 2011 and November 26, 2010, respectively, were as follows:

(In thousands)	November 25, 2011	February 28, 2011	November 26, 2010
7.375% senior notes, due 2016	$213,864	$213,077	$212,832
7.375% notes, due 2016	20,597	19,430	19,065
6.10% senior notes, due 2028	181	181	181

	$234,642	$232,688	$232,078

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $243.6 million (at a carrying value of $234.6 million), $237.5 million (at a carrying value of $232.7 million) and $237.4 million (at a carrying value of $232.1 million) at November 25, 2011, February 28, 2011 and November 26, 2010, respectively.

At November 25, 2011, the Corporation was in compliance with the financial covenants under its borrowing agreements.

See Note 18, “Subsequent Event” for additional information.

Note 14—Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
(In thousands)	2011	2010	2011	2010
Service cost	$206	$214	$621	$715
Interest cost	2,127	2,216	6,418	6,634
Expected return on plan assets	(1,655)	(1,660)	(4,998)	(4,973)
Amortization of prior service cost	61	50	184	138
Amortization of actuarial loss	557	529	1,684	1,579

	$1,296	$1,349	$3,909	$4,093

	Postretirement Benefit
	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
(In thousands)	2011	2010	2011	2010
Service cost	$363	$575	$1,088	$1,725
Interest cost	1,210	1,550	3,630	4,650
Expected return on plan assets	(1,098)	(1,125)	(3,293)	(3,375)
Amortization of prior service credit	(638)	(1,850)	(1,913)	(5,550)
Amortization of actuarial loss	—	250	—	750

	$(163)	$(600)	$(488)	$(1,800)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the nine months ended November 25, 2011 was $6.3 million, compared to $7.4 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and nine month periods ended November 25, 2011 were $1.9 million and $4.5 million ($1.0 million and $3.1 million for the three and nine month periods ended November 26, 2010), respectively. The profit-sharing plan and 401(k) matching expenses for the nine month periods are estimates as actual contributions are determined after fiscal year-end.

At November 25, 2011, February 28, 2011 and November 26, 2010, the liability for postretirement benefits other than pensions was $29.9 million, $24.1 million and $51.3 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At November 25, 2011, February 28, 2011 and November 26, 2010, the long-term liability for pension benefits was $59.8 million, $60.1 million and $59.3 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 15—Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The following table represents the Corporation’s assets and liabilities measured at fair value as of November 25, 2011:

	November 25, 2011	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,312	$3,312	$—	$—
Deferred compensation plan assets (1)	8,719	8,719	—	—

Total	$12,031	$12,031	$—	$—

The following table represents the Corporation’s assets and liabilities measured at fair value as of February 28, 2011:

	February 28, 2011	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,223	$3,223	$—	$—
Deferred compensation plan assets (1)	6,871	6,871	—	—

Total	$10,094	$10,094	$—	$—

Assets measured on a nonrecurring basis:
Assets held for sale	$5,282	$—	$5,282	$—

Total	$5,282	$—	$5,282	$—

The following table represents the Corporation’s assets and liabilities measured at fair value as of November 26, 2010:

	November 26, 2010	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$4,261	$4,261	$—	$—
Deferred compensation plan assets (1)	6,382	6,382	—	—

Total	$10,643	$10,643	$—	$—

Assets measured on a nonrecurring basis:
Assets held for sale	$5,557	$—	$5,557	$—

Total	$5,557	$—	$5,557	$—

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

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

Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. During the fourth quarter of 2010, assets held for sale relating to the Corporation’s party goods product lines, including land and buildings, were written down to fair value of $5.9 million, less cost to sell of $0.3 million, or $5.6 million. During the fourth quarter of 2011, these assets were subsequently re-measured and an additional impairment charge of $0.3 million was recorded. The fair value of the assets held for sale was considered a Level 2 valuation as it was based on observable selling prices for similar assets that were sold within the past twelve to eighteen months. These assets relating to the party good product lines were sold in the third quarter of 2012.

Note 16—Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of pre-tax income in the period. The effective tax rate was 31.8% and 36.2% for the three and nine months ended November 25, 2011, respectively, and 37.6% and 40.2% for the three and nine months ended November 26, 2010, respectively. In the prior year, the higher than statutory rate for the nine months ended November 26, 2010 was due primarily to the impact of unfavorable settlements of audits in foreign jurisdictions, the release of insurance reserves that generated taxable income and the recognition of the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage due to the enacted U.S. Patient Protection and Affordability Care Act.

At November 25, 2011, the Corporation had unrecognized tax benefits of $32.2 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $21.4 million. During the third quarter of 2012, the Corporation’s unrecognized tax benefits decreased approximately $11.1 million primarily due to a cash payment from the settlement of an Internal Revenue Service exam for fiscal years 1996 through 2005 and the effective settlement of certain other unrecognized tax benefits. It is reasonably possible that the Corporation’s unrecognized tax positions as of November 25, 2011 could decrease approximately $13.9 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the nine months ended November 25, 2011, the Corporation recognized net expense of $4.0 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of November 25, 2011, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $8.5 million.

The Corporation is subject to examination by the Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, France, Italy, Mexico and New Zealand for tax years 2006 to the present.

Note 17—Business Segment Information

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

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2011	November 26, 2010	November 25, 2011	November 26, 2010
Total Revenue:
North American Social Expression Products	$331,913	$317,521	$898,193	$877,988

International Social Expression Products	103,352	80,103	249,448	192,412

AG Interactive	16,878	19,233	49,664	55,954

Non-reportable segments	11,472	13,281	37,452	42,911
	$463,615	$430,138	$1,234,757	$1,169,265

Segment Earnings (Loss):
North American Social Expression Products	$28,016	$51,098	$113,009	$143,788

International Social Expression Products	9,537	9,982	15,308	14,141

AG Interactive	3,737	5,135	10,970	10,393

Non-reportable segments	2,368	1,438	17,467	6,907

Unallocated
Interest expense	(5,853)	(6,190)	(17,708)	(19,078)
Profit sharing expense	(1,078)	(2,978)	(6,308)	(7,429)
Stock-based compensation expense	(2,676)	(3,474)	(8,038)	(9,735)
Corporate overhead expense	(4,351)	(3,468)	(19,257)	(19,414)

	(13,958)	(16,110)	(51,311)	(55,656)

	$29,700	$51,543	$105,443	$119,573

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $3.8 million, $8.0 million and $6.2 million at November 25, 2011, February 28, 2011 and November 26, 2010, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 18—Subsequent Event

On November 30, 2011, the Corporation closed a public offering of $225.0 million aggregate principal amount of 7.375% Senior Notes due 2021. The net proceeds from this offering were used to finance the cash tender offers for the Corporation’s outstanding 7.375% Senior Notes due 2016 (the “2016 Senior Notes”) and its outstanding 7.375% Notes due 2016 (the “2016 Notes” and, collectively with the 2016 Senior Notes, the “Notes”), which were commenced on November 15, 2011, where, subsequent to the end of the third quarter, the Corporation purchased $180.4 million and $24.5 million aggregate principal amount of 2016 Senior Notes and 2016 Notes, respectively, representing approximately 81% and 75% of the aggregate principal amount of the outstanding 2016 Senior Notes and 2016 Notes, respectively. On December 15, 2011, the Corporation redeemed the remaining $49.8 million of the Notes that were not repurchased pursuant to the tender offers. In connection with these transactions, the Corporation incurred consent payments, tender fees, and legal, advisory and other transaction costs of approximately $14 million. The Corporation is awaiting information necessary for it to determine the accounting treatment of those costs along with the accounting treatment of the remaining approximately $22 million of unamortized discount and issue costs related to the Notes. Depending on the results of that determination, these amounts, or some portion thereof, will either be charged to expense during the fourth quarter ended February 29, 2012, or amortized over the term of the new Senior Notes due 2021.

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

Overview

We reported diluted earnings per share of $0.50 for the third quarter, on a 7.8 % increase in revenues of $33.5 million, and a 40.6 % decrease to operating income of $22.7 million, compared to the prior year period. Our higher revenues were driven by increased net sales of greeting cards and seasonal gift packaging products. The increase in our greeting card net sales was driven by additional distribution with existing customers in our International Social Expression Products segment and North American Social Expression Products segment, as well as the acquisition of Watermark Publishing Limited (“Watermark”), which we purchased during the first quarter of the current fiscal year. We believe that the additional distribution with existing customers was achieved as a result of our product leadership efforts, which have focused on providing fresh and relevant products, along with strong in-store execution. We expect to continue to allocate resources to these efforts with the goal of continued revenue growth. To this end, for the month of December 2011, we are encouraged by positive trends that we are seeing from preliminary point of sale (“POS”) data that we are receiving from some of our North American customers related to Christmas seasonal cards. Based on the preliminary POS data that we have received from customers representing approximately 70% of our North American greeting cards sales for Christmas as measured against prior year Christmas sales, we believe that our North American Christmas greeting card sales are trending favorably versus the prior Christmas season at about a 9% increase, including new distribution. While we are cautiously optimistic given this early information, these estimates of sales performance are based on preliminary POS data provided by our customers, which are not subject to accounting controls and are therefore subject to change based on our actual results for the 2011 Christmas seasonal card program.

Our operating income performance in the current year quarter was driven primarily by a change in product mix, higher supply chain costs, and increased marketing expenses. The revenue growth in the quarter added only about $2 million of gross margin, with the gross margin percentage declining 340 basis points over the prior year period. This gross margin percentage decrease was due to a shift in product mix to a higher proportion of lower margin value line cards and seasonal gift packaging products. As we have stated, over the past several years, many consumers have been gradually shifting to value shopping which has resulted in this shift to a higher proportion of value line cards that lowers the average selling price of our greeting cards and has an unfavorable impact on our gross margin percentage. While we expect this trend to continue, the mix change in the current quarter compared to the prior year quarter was accelerated as a result of our expanded distribution in the value channel, which has now been substantially implemented. While we expect the value card trend to put continued downward pressure on our historical gross margin percentage, we are unable to predict our future gross margin percentage due to continuing changes in the general business and ongoing changes with customers that occur in the ordinary course of business which could either improve or further erode our gross margins. Current quarter operating income also declined compared to the prior year quarter due to higher supply chain costs of approximately $9 million, including merchandiser, freight and other distribution cost that were the result of higher unit sales volume, approximately $2 million of which related to the incremental roll-out costs associated with expanded distribution in the value channel. During the nine months ended November 25, 2011, we incurred approximately $12 million of these incremental roll-out costs associated with this expanded distribution in the value channel. We believe that we can mitigate some of the impact this trend may have on our operating margin percentage with a goal of returning to operating margin percentage levels around 10% by continuing to focus on efficiency and cost reduction within all areas of the Corporation. As such, we continue to focus on supply chain efficiencies to improve the way we develop, manufacture, distribute and service our products. We also intend to focus resources on streamlining our back office processes in order to reduce our general and administrative expenses.

Operating income was also impacted by the approximately $10 million incremental marketing expenses that we incurred in the quarter in support of our product leadership strategy, primarily related to promotional efforts around our recently developed site Cardstore.com, which allows consumers to purchase paper greeting cards on the internet and then have the physical cards delivered directly to the recipient. As we seek to develop this new channel of distribution, we expect to incur additional marketing expenses associated with this effort; however, the timing and the amount of this spending is difficult to estimate. Although we currently expect to spend an approximately $6 million on incremental marketing during the fourth quarter of fiscal 2012, which amount includes marketing efforts around Cardstore.com and other initiatives, we are in the process of testing various marketing efforts. In fiscal 2013, we expect that we will continue to incur additional expenses and make additional investments to help us extend our leadership position and better position us for future growth, including incurring additional marketing expenses to support our efforts around Cardstore.com and other initiatives. The timing and amount of marketing expenses associated with these efforts in any given period will depend on the response from consumers to each program.

On our statement of financial position, accounts receivable and inventory increased approximately $29 million and $33 million, respectively, compared to the prior year third quarter. These increases were primarily driven by the additional distribution and resulting revenues noted above. If we are successful in continuing to drive sales growth, we expect our working capital needs, particularly accounts receivable and inventory, to also grow. Capital expenditures for the nine months ended November 25, 2011 increased approximately $24 million from the prior year nine month period. This increase was primarily related to our information systems refresh, machinery and equipment purchased for our card producing facilities, and an asset acquired in connection with our world headquarters project. We expect that capital expenditures will remain higher than our historical trend as we execute on the information systems and world headquarters projects over the terms of these multi-year projects.

Subsequent to November 25, 2011, we closed a public offering of $225 million aggregate principal amount of 7.375% Senior Notes due 2021. We used the net proceeds from the offering along with cash on hand to retire our existing $254.7 million aggregate principal amount of 7.375% long term debt due 2016. The net result of this transaction was to reduce the principal amount of long term debt by approximately $30 million, improve the overall terms and conditions, and extend the maturity an additional five years at the same coupon rate. In connection with these transactions, we incurred consent payments, tender fees, and legal, advisory and other transaction costs of approximately $14 million. We are awaiting information necessary for us to determine the accounting treatment of those costs along with the accounting treatment of the remaining approximately $22 million of unamortized discount and issue costs related to a portion of the 7.375% long term debt due 2016 that was retired. Depending on the results of that determination, these amounts, or some portion thereof, will either be charged to expense during the fourth quarter ended February 29, 2012, or amortized over the term of the new Senior Notes due 2021.

Results of Operations

Three months ended November 25, 2011 and November 26, 2010

Net income was $20.2 million, or $0.50 per share, in the third quarter compared to net income of $32.2 million, or $0.78 per share, in the prior year third quarter (all per-share amounts assume dilution).

Our results for the three months ended November 25, 2011 and November 26, 2010 are summarized below:

(Dollars in thousands)	2011	% Total Revenue	2010	% Total Revenue
Net sales	$457,143	98.6%	$421,990	98.1%
Other revenue	6,472	1.4%	8,148	1.9%

Total revenue	463,615	100.0%	430,138	100.0%

Material, labor and other production costs	230,572	49.7%	199,177	46.3%
Selling, distribution and marketing expenses	140,110	30.2%	117,314	27.3%
Administrative and general expenses	60,510	13.1%	58,725	13.6%
Other operating income – net	(813)	(0.2)%	(1,048)	(0.2)%

Operating income	33,236	7.2%	55,970	13.0%

Interest expense	5,821	1.3%	6,221	1.4%
Interest income	(207)	(0.0)%	(176)	(0.0)%
Other non-operating income – net	(2,078)	(0.5)%	(1,618)	(0.4)%

Income before income tax expense	29,700	6.4%	51,543	12.0%
Income tax expense	9,454	2.0%	19,380	4.5%

Net income	$20,246	4.4%	$32,163	7.5%

For the three months ended November 25, 2011, consolidated net sales were $457.1 million, an increase of $35.1 million, or 8.3%, from $422.0 million in the prior year third quarter. The improvement was primarily due to an increase in net sales of greeting cards of approximately $23 million driven by the Watermark acquisition in our International Social Expression Products segment and additional distribution with existing customers in both of our North American Social Expression Products segment and International Social Expression Products segment. In addition, the current quarter also included higher giftwrap sales of approximately $16 million mainly in our North American Social Expression Products segment, and the impact of approximately $4 million of favorable foreign currency translation. Partially offsetting these increases were lower net sales in our AG Interactive segment of approximately $2 million due to lower advertising revenue and the impact of winding down the Photoworks website, and decreased sales of other ancillary products of approximately $5 million. In addition, scan-based trading (“SBT”) implementations unfavorably impacted net sales by approximately $1 million.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended November 25, 2011 and November 26, 2010 are summarized below:

	$000,000,	$000,000,	$000,000,	$000,000,	$000,000,	$000,000,
	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2011	2010	2011	2010	2011	2010
Unit volume	7.7%	0.4%	(9.8)%	(5.2)%	3.6%	(1.0)%
Selling prices	(2.0)%	(0.6)%	8.7%	6.8%	0.1%	1.2%
Overall increase / (decrease)	5.5%	(0.2)%	(2.0)%	1.2%	3.7%	0.2%

During the third quarter, combined everyday and seasonal greeting card sales less returns increased 3.7% compared to the prior year quarter, primarily driven by unit growth in both our North American Social Expression Products segment and International Social Expression Products segment.

Everyday card sales less returns for the third quarter increased 5.5% with improvements in unit volume of 7.7% offsetting a decline in selling prices of 2.0%, compared to the prior year quarter. Both of our greeting card segments contributed to the unit volume increases during the third quarter as a result of additional distribution with existing customers. The unit volume improvements within our International Social Expression Products segment were also driven by the Watermark acquisition. Partially offsetting the strong unit performance are decreases in selling prices in both of our greeting card segments as a result of the continued shift to a higher proportion of our lower margin cards driven in part by our expanded distribution for existing customers.

Seasonal card sales less returns were down 2.0%, compared to the prior year quarter, including a 9.8% decline in unit volume which more than offset an 8.7% increase in selling prices. These decreases in unit volume and improvement in selling prices during the current year quarter were primarily driven by our Fall and Christmas programs in our North American Social Expression Products segment. The decrease in unit volume for our Fall program is due to timing of shipments between the second and third quarters in the current fiscal year.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended November 25, 2011 were $230.6 million, compared to $199.2 million in the prior year three months, an increase of approximately $31 million. As a percentage of total revenue, these costs were 49.7% in the current period compared to 46.3% for the three months ended November 26, 2010, an increase of 340 basis points or about $16 million. Approximately 80 percent of the basis point increase was primarily due to a change in sales mix, shifting toward a higher proportion of lower margin value line cards and seasonal gift packaging products, with the remaining 20 percent of the basis point increase attributable to increased inventory scrap expense and higher product content costs. The remaining approximately $15 million increase was the result of higher unit sales volume.

Selling, distribution and marketing (“SDM”) expenses for the three months ended November 25, 2011 were $140.1 million, increasing approximately $23 million from the prior year third quarter. The increase was primarily attributable to increased marketing expenses of approximately $10 million and higher supply chain costs of approximately $9 million, including merchandiser, freight, and other distribution costs, as a result of higher sales volume. Approximately $2 million of the higher supply chain costs were incremental roll-out costs associated with expanded distribution in the value channel. Foreign currency translation also unfavorably impacted SDM by approximately $1 million.

Administrative and general expenses were $60.5 million for the three months ended November 25, 2011. The slight increase of $1.8 million from $58.7 million for the three months ended November 26, 2010 was driven by the additional operating costs associated with the Watermark acquisition.

Results of Operations

Nine months ended November 25, 2011 and November 26, 2010

Net income was $67.3 million, or $1.63 per share, in the nine months ended November 25, 2011 compared to net income of $71.5 million, or $1.75 per share, in the prior year nine months.

Our results for the nine months ended November 25, 2011 and November 26, 2010 are summarized below:

	$000,000,0	$000,000,0	$000,000,0	$000,000,0
(Dollars in thousands)	2011	% Total Revenue	2010	% Total Revenue
Net sales	$1,213,660	98.3%	$1,147,434	98.1%
Other revenue	21,097	1.7%	21,831	1.9%

Total revenue	1,234,757	100.0%	1,169,265	100.0%

Material, labor and other production costs	546,699	44.3%	502,903	43.0%
Selling, distribution and marketing expenses	388,491	31.5%	347,183	29.7%
Administrative and general expenses	186,734	15.1%	186,950	16.0%
Other operating income – net	(6,858)	(0.6)%	(2,578)	(0.2)%

Operating income	119,691	9.7%	134,807	11.5%

Interest expense	17,708	1.4%	19,141	1.6%
Interest income	(838)	(0.1)%	(586)	0.0%
Other non-operating income – net	(2,622)	(0.2)%	(3,321)	(0.3)%

Income before income tax expense	105,443	8.6%	119,573	10.2%
Income tax expense	38,128	3.1%	48,039	4.1%

Net income	$67,315	5.5%	$71,534	6.1%

For the nine months ended November 25, 2011, consolidated net sales were $1.21 billion, up from $1.15 billion in the prior year nine months. This 5.8%, or $66.2 million, improvement was primarily due to an increase in net sales of greeting cards of approximately $58 million driven by the Watermark acquisition in our International Social Expression Products segment and additional distribution with existing customers in both our North American Social Expression Products segment and International Social Expression Products segment. The nine month period also included higher giftwrap sales of approximately $14 million and the impact of approximately $21 million of favorable foreign currency translation. Partially offsetting these increases were decreased sales in our AG Interactive segment of approximately $6 million due to lower advertising revenue and the impact of winding down the Photoworks website, lower net sales in our fixtures business of approximately $5 million, and lower sales of other ancillary products such as party goods, ornaments and gift products of approximately $12 million. In addition, SBT implementations unfavorably impacted net sales by approximately $4 million over the nine month period.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the nine months ended November 25, 2011 and November 26, 2010 are summarized below:

	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0
	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2011	2010	2011	2010	2011	2010
Unit volume	6.8%	(0.8)%	1.0%	(1.2)%	5.3%	(0.9)%
Selling prices	(1.9)%	(0.6)%	1.2%	1.6%	(1.1)%	0.0%
Overall increase / (decrease)	4.7%	(1.4)%	2.3%	0.3%	4.1%	(0.9)%

During the nine months ended November 25, 2011, combined everyday and seasonal greeting card sales less returns increased 4.1% compared to the prior year nine months, with 5.3% improvement in unit volume partially offset by a 1.1% decline in selling prices. The overall increase was primarily driven by an increase in unit volume from our everyday cards in both our North American Social Expression Products segment and International Social Expression Products segment.

Everyday card sales less returns were up 4.7% compared to the prior year nine months, as a result of improved unit volume of 6.8% partially offset by a decline in selling prices of 1.9%. Both of our greeting card segments contributed to the unit volume increases during the current year nine months as a result of additional distribution with existing customers. The unit volume improvements within our International Social Expression Products segment were also driven by the Watermark acquisition. The selling price decline is a result of the continued shift to a higher proportion of our lower margin cards in both of our greeting card segments driven in part by our expanded distribution with existing customers.

Seasonal card sales less returns increased 2.3%, including an increase in both unit volume and selling prices of 1.0% and 1.2%, respectively. The improvement in unit volume was within our International Social Expression Products segment. The increase in selling prices was primarily attributable to our Fall and Christmas programs.

Expense Overview

MLOPC for the nine months ended November 25, 2011 were $546.7 million, an increase of $43.8 million from $502.9 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 44.3% in the current period compared to 43.0% for the nine months ended November 26, 2010, an increase of 130 basis points or about $16 million. Approximately 70 percent of the basis point increase was primarily due to a change in sales mix, shifting toward a higher proportion of lower margin value line cards and seasonal gift packaging products, with the remaining 30 percent of the basis point increase attributable to a combination of higher inventory scrap expense, increased product related in-store display materials, and higher product content costs, which were partially offset by the benefits of our ongoing cost savings initiatives. The remaining approximately $28 million increase was attributable to higher unit sales volume.

SDM expenses for the nine months ended November 25, 2011 were $388.5 million, increasing from $347.2 million for the comparable period in the prior year. The increase of approximately $41 million was driven by a combination of increased expenses and unfavorable foreign currency translation of approximately $34 million and $7 million, respectively. Increased supply chain costs of approximately $21 million, including merchandiser, freight, and other distribution costs, were primarily the result of higher sales volume and initial store setup activities. Approximately $11 million of the higher supply chain costs were incremental roll-out costs associated with expanded distribution in the value channel. Also contributing to the increase was higher marketing expenses of approximately $11 million.

Administrative and general expenses were $186.7 million for the nine months ended November 25, 2011, a decrease from $187.0 million for the nine months ended November 26, 2010. The slight improvement was primarily related to approximately $9 million of Papyrus-Recycled Greetings (“PRG”) integration costs in the prior year which did not recur in the current year and savings of approximately $2 million achieved through the completion of the PRG integration. These benefits were substantially offset by additional operating costs of approximately $5 million associated with the Watermark acquisition, increased bad debt expense of approximately $3 million, and unfavorable foreign currency translation impacts of approximately $2 million.

Other operating income – net was $6.9 million for the nine months ended November 25, 2011 compared to $2.6 million in the prior period. The current year nine months included a gain of $4.5 million on the sale of certain minor characters in our intellectual property portfolio.

The effective tax rate was 36.2% and 40.2% for the nine months ended November 25, 2011 and November 26, 2010, respectively. In the prior year, the higher than statutory rate for the nine months ended November 26, 2010 was due primarily to the impact of unfavorable settlements of audits in foreign jurisdictions, the release of insurance reserves that generated taxable income and the recognition of the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage due to the enacted U.S. Patient Protection and Affordability Care Act.

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

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	25, 2011	26, 2010		25, 2011	26, 2010
Total revenue	$331,913	$317,521	4.5%	$898,193	$877,988	2.3%
Segment earnings	28,016	51,098	(45.2)%	113,009	143,788	(21.4)%

Total revenue of our North American Social Expression Products segment increased $14.4 million and $20.2 million for the three and nine months ended November 25, 2011, respectively, compared to the prior year periods. The increase in both periods was primarily driven by higher sales in everyday greeting cards and seasonal gift packaging products. Everyday card sales increased approximately $4 million and $12 million, while gift packaging products increased approximately $11 million and $6 million, for the three and nine month periods ended November 25, 2011, respectively. The nine month period also included favorable impacts of foreign currency translation of approximately $4 million as well as increased sales in seasonal cards of approximately $2 million. Partially offsetting these improvements were unfavorable SBT implementation impacts of approximately $1 million and $4 million for the three and nine month periods ended November 25, 2011, respectively.

Segment earnings decreased $23.1 million in the current year three months ended November 25, 2011 compared to the prior year three months ended November 26, 2010. The decrease was primarily driven by increased marketing expenses of approximately $11 million and higher supply chain costs of approximately $5 million. In addition, gross margin dollars were flat despite higher sales volume, due to unfavorable product mix as a result of a shift to a higher proportion of lower margin value line cards and seasonal gift packaging products. The higher supply chain costs were primarily due to increased sales volume, which resulted in higher merchandiser, freight, and other distribution costs. Approximately $2 million of the higher supply chain costs were incremental roll-out costs associated with expanded distribution in the value channel. Higher inventory scrap expense and product content costs also contributed to the decreased earnings for the current quarter.

Segment earnings decreased $30.8 million in the current year nine months ended November 25, 2011 compared to the prior year nine months ended November 26, 2010. The decrease was driven by higher supply chain costs of approximately $13 million primarily due to increased sales volume and store set up activities, which resulted in higher merchandiser, freight and other distribution costs. Approximately $11 million of the higher supply chain costs were incremental roll-out costs associated with expanded distribution in the value channel. Increased marketing expenses of approximately $12 million, product related display costs and bad debt expense of approximately $3 million each, and other expenses of approximately $7 million including inventory scrap and marketing research, also contributed to the decrease in earnings. In addition, SBT implementations unfavorably impacted earnings by approximately $4 million including approximately $1 million related to expanded distribution in the value channel. Gross margin dollars were only slightly higher despite higher sales volume, due to unfavorable product mix as a result of a shift to a higher proportion of lower margin value line cards and seasonal gift packaging products. The current nine months benefited from prior year PRG integration costs of approximately $9 million which did not recur and savings of approximately $2 million achieved through the completion of the PRG integration.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	25, 2011	26, 2010		25, 2011	26, 2010
Total revenue	$103,352	$80,103	29.0%	$249,448	$192,412	29.6%
Segment earnings	9,537	9,982	(4.5)%	15,308	14,141	8.3%

Total revenue of our International Social Expression Products segment increased $23.2 million and $57.0 million for the three and nine months ended November 25, 2011, respectively, compared to the prior year periods. These increases were primarily due to the Watermark acquisition during the current year, which resulted in total revenue increasing by approximately $15 million and $29 million for the three and nine months ended November 25, 2011, respectively. Additional distribution with existing customers also contributed to the increase in revenue. Foreign currency translation favorably impacted revenue by approximately $3 million and $15 million for the three and nine months ended November 25, 2011, respectively.

Segment earnings were down slightly in the current year third quarter compared to the prior year third quarter with the increased supply chain costs, including merchandiser, freight, and other distribution costs, offsetting the earnings associated with higher sales. Segment earnings increased $1.2 million in the nine months ended November 25, 2011 compared to the prior year nine months. The improvement was driven by the impact of higher sales, which was partially offset by increased supply chain costs, including merchandiser, freight, and other distribution costs. In both the three and nine months ended November 25, 2011, gross margin dollars were up due to higher sales volume, partially offset by unfavorable product mix as a result of a shift to a higher proportion of lower margin cards.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	25, 2011	26, 2010		25, 2011	26, 2010
Total revenue	$16,878	$19,233	(12.2)%	$49,664	$55,954	(11.2)%
Segment earnings	3,737	5,135	(27.2)%	10,970	10,393	5.6%

Total revenue of our AG Interactive segment decreased $2.4 million and $6.3 million for the three and nine months ended November 25, 2011, respectively. These decreases in revenue were driven primarily by lower advertising revenue and the continued impact of winding down the Photoworks website during the first quarter of the current fiscal year. AG Interactive had approximately 3.7 million online paid subscriptions at the end of the current year third quarter versus 3.8 million at the prior year third quarter end.

Segment earnings decreased $1.4 million during the current year third quarter compared to the prior year third quarter. The impact of declined sales and higher technology costs more than offset the reduced product management and marketing costs and lower expenses resulting from cost savings initiatives. Segment earnings increased slightly in the nine months ended November 25, 2011 compared to the prior year period. Decreased product management and marketing costs and lower expenses due to cost savings initiatives were substantially offset by the impact of lower sales and increased technology costs.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of November 26, 2010, has been included.

Operating Activities

Operating activities used $32.0 million of cash during the nine months ended November 25, 2011, compared to cash provided of $57.7 million in the prior year period.

Accounts receivable used $117.4 million of cash during the nine months ended November 25, 2011, compared to $71.3 million of cash during the prior year period. Strong cash collections during the prior year fourth quarter led to a relatively lower accounts receivable balance at the beginning of the current year, while higher sales in the current year together with variances in year-over-year timing of receipt of customer payments lead to a growth in the accounts receivable balance, and therefore used more cash during the current year compared to prior year. The less cash usage in the prior year was primarily the result of a higher accounts receivable balance at the beginning of the then prior year, which was the result of strong sales during the fourth quarter ended February 28, 2010. The subsequent collection of these amounts during the prior year resulted in a lower cash usage during that period.

Inventory used $30.9 million of cash during the nine months ended November 25, 2011, compared to $16.5 million in the prior year nine months. Historically, the first nine months of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the winter seasonal holidays. The higher use of cash in the current year period is primarily due to the inventory build of cards associated with expanded distribution with existing customers.

Deferred costs—net generally represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 25, 2011, payments exceeded amortization by $3.8 million; in the nine months ended November 26, 2010, amortization exceeded payments by $19.4 million. See Note 11 to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities provided $3.5 million of cash during the nine months ended November 25, 2011, compared to usage of $31.5 million of cash in the prior year period. The year-over-year change was attributable to a growth in accounts payable, as well as lower variable compensation payments during the current year compared to the prior year. The growth in accounts payable during the current year was primarily due to the increased inventory associated with the expanded distribution in the value channel and year-over-year timing of payments. The prior year period included variable compensation payments for the year ended February 28, 2010, which were higher than for the year ended February 28, 2011, thus resulting in a larger use of cash in the prior year.

Investing Activities

Investing activities used $35.9 million of cash during the nine months ended November 25, 2011, compared to providing $9.3 million of cash in the prior year period. The use of cash in the current nine months was primarily related to cash payments for business acquisitions as well as capital expenditures of $43.5 million. The increase in capital expenditures compared to the prior year period related primarily to machinery and equipment purchased for our card producing facilities, and assets acquired in connection with our new world headquarters and systems refresh projects. During the current year, cash paid for the Watermark acquisition, net of cash acquired, was $5.9 million. Partially offsetting these uses of cash in the current period were cash receipts of $6.0 million from the sale of the land and building relating to our DesignWare party goods product lines in our North American Social Expression Products segment, $4.5 million from the sale of certain minor characters in our intellectual property portfolio, and $2.4 million from the sale of the land, building and certain equipment associated with a distribution facility in our International Social Expression Products segment.

The source of cash in the prior year was primarily related to $25.2 million received from the sale of certain assets, equipment and processes of the DesignWare party goods product lines, as well as approximately $2 million related to the sale of the land and buildings associated with the closure of our Mexico facility. Partially offsetting these sources of cash in the prior year were cash payments for capital expenditures of $19.7 million.

Financing Activities

Financing activities used $58.8 million of cash during the current year nine months, compared to $112.8 million during the prior year nine months. The current year use of cash relates primarily to share repurchases and dividend payments. We paid $45.2 million to repurchase approximately 2.5 million Class A common shares under our repurchase program and $10.1 million to purchase approximately 0.4 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. In addition, we paid cash dividends of $18.1 million. Partially offsetting these uses of cash was our receipt of the exercise price on stock options and excess tax benefits from share-based payment awards, which provided $14.7 million of cash during the current year nine months.

The prior year’s use of cash relates primarily to the repayment of the term loan in the amount of $99.3 million as well as share repurchases and dividend payments. During the nine months ended November 26, 2010, $13.4 million was paid to repurchase approximately 0.5 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. We also paid cash dividends of $16.7 million. Partially offsetting these uses of cash was our receipt of the exercise price on stock options and excess tax benefits from share-based payment awards, which provided $19.8 million of cash during the prior year nine months.

Credit Sources

Substantial credit sources are available to us under both our senior secured credit facility and our accounts receivable securitization facility. As of November 25, 2011, we had total available sources of up to $420 million, which included our $350 million senior secured credit facility and our $70 million accounts receivable securitization facility. On September 21, 2011, our accounts receivable facility was amended to decrease the amount of available financing from $80 million to $70 million and to renew the liquidity commitments thereunder for an additional 364-day period. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. In addition, we are in the process of amending our senior secured credit facility to increase the amount available thereunder to $400 million and to extend the term of the facility from June 11, 2015 to a date that is five years from the date of the amendment. We also expect that the amendment will reduce the applicable commitment fees paid on unused portions of the credit facility, reduce the applicable margin charged on loans, and provide us additional flexibility on certain of the covenants. We expect that the amendment will be effective before February 29, 2012, although there can be no assurances that we will be able to effect the amendment on such terms or at all.

At November 25, 2011, we had no borrowings outstanding under either the accounts receivable securitization facility or the revolving credit facility. At November 25, 2011, we had, in the aggregate, $31.8 million outstanding under letters of credit, which reduces the total credit availability under these facilities.

For further information, please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 28, 2011.

At November 25, 2011, we were in compliance with our financial covenants under the borrowing agreements described above.

Throughout fiscal 2012 and thereafter, we will continue to consider all options for capital deployment including growth options, acquisitions and other investments in third parties, expanding customer relationships, expenditures or investments related to our current product leadership initiatives or other future strategic initiatives, capital expenditures, the system refresh project, our new world headquarters project, the opportunity to repurchase our own shares, and, as appropriate, preserving cash. Consistent with this ongoing objective, on November 30, 2011, we closed a public offering of $225.0 million aggregate principal amount of 7.375% Senior Notes due 2021. The net proceeds from this offering were used to finance the cash tender offers for our outstanding 7.375% Senior Notes due 2016 (the “2016 Senior Notes”) and our outstanding 7.375% Notes due 2016 (the “2016 Notes” and, collectively with the 2016 Senior Notes, the “Notes”), which were commenced on November 15, 2011, where, subsequent to the end of the third quarter, we purchased $180.4 million and $24.5 million aggregate principal amount of 2016 Senior Notes and 2016 Notes, respectively, representing approximately 81% and 75% of the aggregate principal amount of the outstanding 2016 Senior Notes and 2016 Notes, respectively. On December 15, 2011, we redeemed the remaining $49.8 million of the Notes that were not repurchased pursuant to the tender offers. In connection with these transactions, we incurred consent payments, tender fees, and legal, advisory and other transaction costs of approximately $14 million. We are awaiting information necessary for us to determine the accounting treatment of those costs along with the accounting treatment of the remaining approximately $22 million of unamortized discount and issue costs related to the Notes. Depending on the results of that determination, these amounts, or some portion thereof, will either be charged to expense during the fourth quarter ended February 29, 2012, or amortized over the term of the new Senior Notes due 2021. In addition, during the quarter ended November 25, 2011, we repurchased $34.5 million of our Class A common shares, representing the remaining amount authorized under the $75 million stock repurchase authorized by our Board of Directors in January 2009. As announced on January 4, 2012, our Board of Directors authorized the repurchase of up to $75 million of Class A common shares that may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program.

During March 2011, we also announced that in fiscal 2012 we expect that we will begin to invest in the development of a world headquarters in the Northeast Ohio area. The state of Ohio has committed certain tax credits, loans, and other incentives totaling up to $93.5 million to assist us in the development of a new headquarters in Ohio. We are required to make certain investments and meet other criteria to receive these incentives over time. We are currently in the early stages of the project and have not yet completed the architectural design for the new building. However, based on preliminary estimates, it is anticipated that the costs associated with a new world headquarters building will be between approximately $150 million and $200 million over the next three to four years, with the majority of the spending occurring after the current fiscal year.

As we have stated, our objective is to continue to expand our position as a leading creator, manufacturer and distributor of social expressions products. As such, we have and expect to continue to focus our resources on our core greeting card business, developing new, and growing existing, business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. To the extent we are successful in expanding distribution and revenue in connection with these efforts, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material. In addition, over the next five to seven years we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Due to its long-term nature, together with the fact that we are in the early planning stages, it is difficult to estimate amounts that we will spend over the life of this project; although, amounts could be material in any given fiscal year and over the life of the project. During the nine months ended November 25, 2011, we spent approximately $15 million, including both expense and capital, on these systems projects and for the full year we expect to spend approximately $28 million, including both expense and capital, on these systems projects. In addition, over the next five to seven years, we currently expect to spend at least an aggregate of $150 million on these systems and projects, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, helping us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the life of the project, or that we will achieve the associated efficiencies or any cost savings.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•

the timing and impact of expenses incurred and investments made to support new retail or product strategies, including increased marketing expenses, as well as new product introductions and achieving the desired benefits from those investments;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a scan-based trading model;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	Schurman Fine Papers’ ability to successfully operate its retail operations and satisfy its obligations to us;

•

consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of new and expanded advertising and marketing efforts, such as our on-line efforts through Cardstore.com;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	the ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, U.K. Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2011. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2011, the end of our preceding fiscal year, to November 25, 2011, the end of our most recent fiscal quarter.

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

American Greetings carries out a variety of procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.

Based upon the procedures performed during the current fiscal quarter, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of end of period covered by this Report because of the material weakness described below, which has not been remediated as of such date.

As discussed in our Current Report on Form 8-K filed on November 8, 2011, we identified a deficiency in controls relating to the accounting for income taxes resulting in the understatement of a deferred tax asset related to inventory. We have concluded that such deficiency represented a material weakness in internal control over financial reporting. This material weakness resulted in an error in our accounting for income taxes and contributed to our restatement of previously issued financial statements more fully described in Note 1a to the Unaudited Consolidated Financial Statements included herein.

Planned Remediation Efforts to Address Material Weakness

In order to remediate the material weakness discussed above and further strengthen the overall controls surrounding the Corporation’s accounting for income taxes, we have taken or will take the following steps to improve the overall processes and controls in its tax function:

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

Changes in Internal Control over Financial Reporting

As previously reported, except for the material weakness described above, management did not identify any change in internal control over financial reporting occurring during the most recent fiscal quarter that materially affected, or was reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

The information presented below updates and supplements the risk factors contained in our Annual Report on Form 10-K for the year ended February 28, 2011. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties, which we do not presently consider material or of which we are not currently aware, may also have an adverse impact on us.

We identified a material weakness related to our internal control over the accounting for income taxes that, if not satisfactorily remediated, could result in material misstatements in our consolidated financial statements in future periods.

On November 7, 2011, management and the Audit Committee of the Board of Directors concluded that our financial statements for the three years ended February 28, 2011, and for each of the quarters ended May 27, 2011 and August 26, 2011, must be restated to reflect the impact of an understatement of a deferred tax asset that occurred in the fiscal year ended February 29, 2004. In addition, management concluded that this error arose from a material weakness related to the internal control over the accounting for income taxes.

Specifically, we did not maintain processes, procedures and controls adequate to ensure accurate tax accounting with respect to the tax basis of our inventory, resulting in an understatement of a deferred tax asset in the fiscal year ended February 29, 2004, which resulted in the understatement of net income, deferred and refundable income taxes, current assets, total assets and total shareholders’ equity by $14.8 million for the fiscal year ended February 29, 2004. Although the understatement had no impact on reported cash flows or any results of operations for subsequent periods, the material weakness necessitated the restatement of our consolidated statements of financial position and the affected balance sheet items and data that were included in our previously filed Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as well as in our Quarterly Reports on Form 10-Q for the first and second quarters of the fiscal year ending February 29, 2012. If not remediated, this material weakness would result in material misstatements in our consolidated financial statements in future periods.

As a result of the material weakness, we commenced remediation efforts which will include: placing a senior accounting professional in a leadership position within the tax department and hiring additional tax professionals in order to spread workloads and facilitate additional levels of review; reviewing the tax department to ensure that the areas of responsibilities are properly matched to the staff competencies and that the lines of communication, processes, procedures and controls are effective; and enhancing the documentation of all deferred tax items.

We cannot make any assurances that we will successfully remediate this material weakness and thus reduce to remote the likelihood that material misstatements concerning accounting for income taxes will not be prevented or detected in a timely manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended November 25, 2011.

Period	Total Number of Shares Repurchased			Average Price Paid per Share			Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
September 2011	Class A – Class B –	470,000 —			$19.93 —	(2)	470,000 —	(3)	$25,149,813
October 2011	Class A – Class B –	650,000 164	(1)	$ $	17.00 17.51	(2)	650,000 —	(3)	$14,099,231
November 2011	Class A – Class B –	884,983 3,220	(1)	$ $	15.93 15.65	(2)	884,983 —	(3)	$—
Total	Class A – Class B –	2,004,983 3,384	(1)				2,004,983 —	(3)

(1)	There is no public market for our Class B common shares. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. It is the Corporation’s general policy to repurchase Class B common shares, in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.

(2)	Excludes commissions paid, if any, related to the share repurchase transactions.

(3)	On January 13, 2009, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There is no set expiration date for this repurchase program and these repurchases were made through a 10b5-1 program in open market or privately negotiated transactions which are intended to be in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
10.1	Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated September 21, 2011 among AGC Funding Corporation, American Greetings Corporation, PNC Bank, National Association and Market Street Funding LLC.

31 (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended November 25, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the quarters ended November 25, 2011 and November 26, 2010, (ii) Consolidated Statement of Financial Position at November 25, 2011, February 28, 2011 and November 26, 2010, (iii) Consolidated Statement of Cash Flows for the quarters ended November 25, 2011 and November 26, 2010, and (iv) Notes to the Consolidated Financial Statements for the quarter ended November 25, 2011.

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

January 4, 2012

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the Chief Accounting Officer of the Registrant.)