Form 10-K/A
period 2011-02-28
AMERICAN GREETINGS CORP
filed 2012-01-27
CIK 5133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

On April 29, 2011, American Greetings Corporation (the “Corporation”) filed its Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (the “Original Form 10-K”). On November 14, 2011, the Corporation filed Amendment No. 1 to the Original Form 10-K (“Amendment No. 1”) to amend and restate in their entirety Items 6, 8 and 9A of Part II and Item 15 of Part IV of the Original Form 10-K. In connection with this filing, however, the Corporation’s auditors, Ernst & Young LLP (“E&Y”), inadvertently omitted from its Report of Independent Registered Public Accounting Firm that was included in Item 8 of Part II of Amendment No. 1, the city and state in which the report was issued. Therefore, the Corporation is filing this Amendment No. 2 to its Annual Report on Form 10-K (“Amendment No. 2”) solely to amend the report of E&Y included in Item 8 of Amendment No. 1 to include the city and state in which the report was issued. Amendment No. 2 does not update or otherwise change any of the other information included in Item 8 of Amendment No. 1. Accordingly, this Amendment No. 2 amends and restates in their entirety Item 8 of Part II and Item 15 of Part IV of Amendment No. 1, and no other information included in the Original Form 10-K or Amendment No. 1 is amended hereby. This Amendment No. 2 continues to speak as of the date of the filing of the Original Form 10-K, and the Corporation has not updated the disclosures contained herein to reflect any events that occurred at a later date.

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

Cleveland, Ohio

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

	†*10.57	Form of Employee Restricted Stock Unit Agreement.

	†*10.58	Form of Director Restricted Stock Unit Agreement.

†21		Subsidiaries of the Corporation.

23		Consent of Independent Registered Public Accounting Firm.

This Exhibit is filed herewith.

(31)a		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

(31)b		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

32		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

This Exhibit is filed herewith.

††101		The following materials from the Corporation’s Annual Report on Form 10-K/A for the year ended February 28, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the years ended February 28, 2011, 2010 and 2009, (ii) Consolidated Statement of Financial Position at February 28, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the years ended February 28, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements for the year ended February 28, 2011.

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

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

†	Previously filed as an exhibit to the Corporation’s original Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed on April 29, 2011.

††	Previously furnished as an exhibit to the Corporation’s Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed on November 14, 2011.

(b)	Exhibits listed in Item 15 (a) 3. are included herein or incorporated herein by reference.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted below.

3.	Financial Statement Schedules included in Part IV of the report:

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

AMERICAN GREETINGS CORPORATION (Registrant).

Date: January 27, 2012	By:	/s/ Stephen J. Smith
Stephen J. Smith, Senior Vice President
and Chief Financial Officer