Form 10-K
period 2012-02-29
AMERICAN GREETINGS CORP
filed 2012-04-30
CIK 5133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Class B Common Shares, Par Value $1.00

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐      NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐      NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒      NO  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒      NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     YES  ☐      NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, August 26, 2011— $753,614,140 (affiliates, for this purpose, have been deemed to be directors, executive officers and certain significant shareholders).

Number of shares outstanding as of April 26, 2012:

CLASS A COMMON— 32,307,484

CLASS B COMMON— 2,842,748

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

OVERVIEW

Founded in 1906, American Greetings operates predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. We manufacture or sell greeting cards, gift packaging, party goods, stationery and giftware in North America, primarily in the United States and Canada, and throughout the world, primarily in the United Kingdom, Australia and New Zealand. In addition, our subsidiary, AG Interactive, Inc., distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. We also engage in design and character licensing and manufacture custom display fixtures for our products and products of others.

Our fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2012 refers to the year ended February 29, 2012.

PRODUCTS

American Greetings creates, manufactures and/or distributes social expression products including greeting cards, gift packaging, party goods, giftware and stationery as well as custom display fixtures. Our major domestic greeting card brands are American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You. Our other domestic products include AGI In-Store display fixtures, as well as other paper product offerings such as Designware party goods and Plus Mark gift wrap and boxed cards. Electronic greetings and other digital content, services and products are available through our subsidiary, AG Interactive, Inc. Our major Internet brands are AmericanGreetings.com, BlueMountain.com, Egreetings.com and Cardstore.com. We also create and license our intellectual properties, such as the “Care Bears” and “Strawberry Shortcake” characters. Information concerning sales by major product classifications is included in Part II, Item 7 of this Annual Report.

BUSINESS SEGMENTS

At February 29, 2012, we operated in four business segments: North American Social Expression Products, International Social Expression Products, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

CONCENTRATION OF CREDIT RISKS

Net sales to our five largest customers, which include mass merchandisers as well as card and gift shops, accounted for approximately 42% of total revenue in 2012 and 2011 and 39% of total revenue in 2010. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14%, 15% and 14% of total revenue in 2012, 2011 and 2010, respectively. Net sales to Target Corporation accounted for approximately 14% of total revenue in 2012 and 2011 and 13% of total revenue in 2010. No other customer accounted for 10% or more of our consolidated total revenue. Approximately 55%, 54% and 51% of the North American Social Expression Products segment’s revenue in 2012, 2011 and 2010, respectively, was attributable to its top five customers. Approximately 48%, 44% and 45% of the International Social Expression Products segment’s revenue in 2012, 2011 and 2010, respectively, was attributable to its top three customers.

CONSUMERS

We believe that over 80% of American adults purchase greeting cards each year for multiple occasions including birthdays, holidays, weddings, anniversaries and others. We also believe that women purchase the majority of all greeting cards sold and that the average age of our consumer is in the mid to late forties.

COMPETITION

The greeting card and gift packaging industries are intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are an estimated 3,000 greeting card publishers in the United States, ranging from small family-run organizations to major corporations. With the expansion of the Internet as a distribution channel for greeting cards, together with the growing use of technology by consumers to create personalized greetings cards with digital photographs and other personalized content, we are also seeing increased competition from greeting card publishers as well as a wide range of personal publishing, mobile and electronic media businesses distributing greeting cards and other social expression products directly to the individual consumer through the Internet. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our principal competitor is Hallmark Cards, Inc. Based upon our general familiarity with the greeting card and gift packaging industries and limited information as to our competitors, we believe that we are one of the two largest greeting card companies in the industry and that we are the largest publicly traded greeting card company.

PRODUCTION AND DISTRIBUTION

In 2012, our channels of distribution continued to be primarily through mass merchandising, which is comprised of three distinct channels: mass merchandisers (including discount retailers); chain drug stores; and supermarkets. In addition, we sell our products through a variety of other distribution channels, including card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). We also sell greeting cards through our Cardstore.com Web site, which provides consumers the ability to purchase physical greeting cards, including custom cards that incorporate their own photos and sentiments, as well as to have us send the unique greeting card that they select directly to the recipient. From time to time, we also sell our products to independent, third-party distributors. Our AG Interactive segment provides social expression content, including electronic greeting cards, through the Internet and mobile platforms.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques which allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America and the United Kingdom. We also source products from domestic and foreign third party suppliers. Additionally, information by geographic area is included in Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Production of our products is generally on a level basis throughout the year, with the exception of gift packaging for which production generally peaks in advance of the Christmas season. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that are on a scan-based trading (“SBT”) model are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 29, 2012, three of our five largest customers in

2012 conduct business with us under an SBT model. The core of this business model rests with American Greetings owning the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. American Greetings and many of its competitors sell seasonal greeting cards and other seasonal products with the right of return. Sales of other products are generally sold without the right of return. Sales credits for these products are issued at our discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

EMPLOYEES

At February 29, 2012, we employed approximately 8,200 full-time employees and approximately 19,300 part-time employees which, when jointly considered, equate to approximately 17,900 full-time equivalent employees. Approximately 1,100 of our employees are unionized and covered by collective bargaining agreements.

The following table sets forth by location the unions representing our employees, together with the expiration date, if any, of the applicable governing collective bargaining agreement. We believe that labor relations at each location in which we operate have generally been satisfactory.

Union	Location	Contract Expiration Date
Unite the Union (Dewsbury)	Leeds, England	N/A
Unite the Union (Corby)	Derby, England	N/A
Australian Municipal, Administrative, Clerical & Services Union	South Victoria, Australia	February 28, 2014
International Brotherhood of Teamsters	Bardstown, Kentucky	March 23, 2014
International Brotherhood of Teamsters	Cleveland, Ohio	March 31, 2013
Workers United	Greeneville, Tennessee	October 19, 2014

SUPPLY AGREEMENTS

In the normal course of business, we enter into agreements with certain customers for the supply of greeting cards and related products. We view the use of such agreements as advantageous in developing and maintaining business with our retail customers. Under these agreements, the customer may receive a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from us over the stated term of the agreement or the minimum purchase volume commitment. The agreements are negotiated individually to meet competitive situations and, therefore, while some aspects of the agreements may be similar, important contractual terms may vary. The agreements may or may not specify American Greetings as the sole supplier of social expression products to the customer. In the event an agreement is not completed, in most instances, we have a claim for unearned advances under the agreement.

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain an allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to our estimate of its value based upon expected recovery. These agreements are accounted for as deferred costs. Losses attributed to these specific events have historically not been material. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, and the discussion under the “Deferred Costs” heading in the “Critical Accounting Policies” in Part II, Item 7 of this Annual Report for further information and discussion of deferred costs.

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

•

Statutes adopted in various states including California and Massachusetts require online services to report certain breaches of the security of personal data, and to report to consumers when their personal data might be disclosed to direct marketers.

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

We post on our Web sites our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of federal and state legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, such as required use of disclaimers or explicit opt-in mechanisms, if adopted, could harm our business through a decrease in user registrations and revenues.

AVAILABLE INFORMATION

We make available, free of charge, on or through the Investors section of our www.corporate.americangreetings.com Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such filings are available to the public from the SEC’s Web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington D.C. located at 100 F Street, N.E., Washington D.C. 20549. You may also obtain copies of any document filed by us at prescribed rates by writing to the Public Reference Section of the SEC at that address. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also inspect the information that we file at the offices of the New York Stock Exchange Inc., 20 Broad Street, New York, New York 10005. Information contained on our Web site shall not be deemed incorporated into, or be part of, this report.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Board’s Audit Committee, Compensation and Management Development Committee, and Nominating and Corporate Governance Committee are available on or through the Investors section of our www.corporate.americangreetings.com Web site.

Item 1A.	Risk Factors

You should carefully consider each of the risks and uncertainties we describe below and all other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business, financial condition, cash flows or results of operations. Additional information on risk factors is included in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

One of our key business strategies has been to gain profitable market share through product leadership, providing relevant, compelling and superior product offerings. As a result, the need to continuously update and refresh our product offerings is an ongoing, evolving process requiring expenditures and investments that will continue to impact net sales, earnings and cash flows over future periods. At times, the amount and timing of such expenditures and investments depends on the success of a product offering as well as the schedules of our retail partners. We cannot assure you that this strategy will increase either our revenue or profitability. For example, we may not be able to anticipate or respond in a timely manner to changing customer demands and preferences for greeting cards or shifts in consumer shopping behavior. If we misjudge the market, we may significantly sell or overstock unpopular products and be forced to grant significant credits, accept significant returns or write-off a significant amount of inventory, which would have a negative impact on our results of operations and cash flow. Conversely, shortages of popular items could materially and adversely impact our results of operations and financial condition.

We may experience volatility in our earnings as a result of expenses and investments we may make over the next several years.

We have and expect to continue to focus our resources on our core greeting card business, developing new, and growing existing business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. For example, during fiscal 2012, we spent approximately $15 million on incremental marketing expenses in support of our product leadership strategy, primarily related to promotional efforts around our recently developed site Cardstore.com, which allows consumers to purchase paper greeting cards on the Internet and then have the physical cards delivered directly to the recipient. In fiscal 2013, we expect that we will continue to incur additional expenses and make additional investments to help us extend our leadership position and better position us for future growth, including incurring additional expenses to support our efforts in digital channels of distribution. The timing and the amount of this spending are difficult to estimate, but amounts may be material. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our market leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material. We also expect to begin investing in the development of a new World Headquarters. Although we are currently in the early stages of the project, based on preliminary estimates, it is estimated that the gross costs associated with a new world headquarters building will be between approximately $150 million and $200 million over the next two to three years. Over roughly the next five or six years, we also expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any given fiscal year. In addition, over the life of the project of roughly the next five or six years, we currently expect to spend at least an aggregate of $150 million to refresh our information technology systems, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, helping us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the life of the project, or that we will achieve the associated efficiencies or any cost savings.

Consumers shifting to value shopping may negatively impact our profitability.

Over the past several years, consumer shopping patterns have continued to evolve and that shift is impacting us. As consumers have been gradually shifting to value shopping, this shift is resulting in a change in our product mix to a higher proportion of value line cards that lowers the average price sold of our greeting cards and has an unfavorable impact on our gross margin percentage. We expect this trend to continue, which will put continued downward pressure on our historical gross margin percentage. Although we believe that we can mitigate some of the impact this trend may have on our operating margin percentage by continuing to focus on efficiency and cost reduction within all areas of the Corporation, we cannot assure you that we will be successful or that our gross margin percentage will not decrease further.

We rely on a few customers for a significant portion of our sales.

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers as well as card and gift shops, accounted for approximately 42% of total revenue for 2012 and 2011 and 39% of total revenue for 2010. Approximately 55%, 54% and 51% of the North American Social Expression Products segment’s revenue in 2012, 2011 and 2010, respectively, was attributable to its top five customers, and approximately 48%, 44% and 45% of the International Social Expression Products segment’s revenue in 2012, 2011 and 2010, respectively, was attributable to its top three customers. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14%, 15% and 14% of total revenue in 2012, 2011 and 2010, respectively, and net sales to Target Corporation accounted for approximately 14% of total revenue in 2012 and 2011 and 13% of total revenue in 2010. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

On April 17, 2009, we sold our Retail Operations segment, including all 341 of our card and gift retail store assets, to Schurman Fine Papers (“Schurman”), which now operates stores under a number of brands, including the American Greetings, Carlton Cards and Papyrus brands. Although we do not control Schurman, because Schurman is licensing the “Papyrus,” “American Greetings” and “Carlton Cards” names from us for its retail stores, actions taken by Schurman may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands. In addition, the failure of Schurman to operate its retail stores profitably could have a material adverse effect on us, our reputation and our brands, and could materially and adversely affect our business, financial condition and results of operations, because, under the terms of the transaction:

•

we remain subject to certain of the Retail Operations store leases on a contingent basis through our subleasing of stores to Schurman (as described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, as of February 29, 2012, Schurman’s aggregate commitments to us under these subleases was approximately $22 million);

•	we are the predominant supplier of greeting cards and other social expression products to the retail stores operated by Schurman; and

•

we have provided credit support to Schurman, including a guaranty of up to $12 million in favor of the lenders under Schurman’s senior revolving credit facility, and up to $10 million of subordinated financing under a loan agreement with Schurman, each as described in Notes 1 and 2 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

As a result, if Schurman is unable to operate its retail stores profitably, we may incur significant costs if (1) Schurman is unable to pay for product that it has purchased from us, (2) Schurman is unable to pay rent and other amounts due with respect to the retail store leases that we have subleased to it, (3) we become obligated under our guaranty of its indebtedness, or (4) Schurman is unable to repay amounts that it may borrow from us from time to time under our loan agreement with Schurman. Accordingly, we may decide in the future to provide Schurman with additional financial or operational support to assist Schurman in successfully operating its stores. Providing such support, however, could result in it being determined that we have a “controlling financial interest” in Schurman under the Financial Accounting Standards Board’s standards pertaining to the consolidation of a variable interest entity. For information regarding the consolidation of variable interest entities, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. If it is determined that we have a controlling financial interest in Schurman, we will be required to consolidate Schurman’s operations into our results, which could materially affect our reported results of operations and financial position as we would be required to include a portion of Schurman’s income or losses and assets and liabilities into our financial statements.

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

Many of our largest customers are mass merchandiser retailers. The mass merchandiser retail channel has experienced significant shifts in market share among competitors in recent years. In addition, the worldwide downturn in the economy and decreasing consumer demand over the past several years has put pressure on the retail industry in general, as well as specialty retailers specifically, including certain of the card and gift shops that we supply. As a result, retailers have experienced liquidity problems and some have been forced to file for bankruptcy protection. There is a risk that certain of our key customers will not pay us, will seek additional credit from us, or that payment may be delayed because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts and may require us to write-off deferred cost assets. Additionally, our business, results of operations and financial condition could be materially and adversely affected if certain of our larger retail customers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores they operate.

We rely on foreign sources of production and face a variety of risks associated with doing business in foreign markets.

We rely on foreign manufacturers and suppliers for various products we distribute to customers. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. We generally do not have long-term supply contracts and some of our imports are subject to existing or potential duties, tariffs or quotas. In addition, a portion of our current operations are conducted and located abroad. The success of our sales to, and operations in, foreign markets depends on numerous factors, many of which are beyond our control, including economic conditions in the foreign countries in which we sell our products. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as:

•	political instability, civil unrest and labor shortages;

•

imposition of new legislation and customs regulations relating to imports that may limit the quantity and/or increase the cost of goods which may be imported into the United States from countries in a particular region;

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

Additionally, as a large, multinational corporation, we are subject to a host of governmental regulations throughout the world, including antitrust and tax requirements, anti-boycott regulations, import/export customs regulations and other international trade regulations, the UK Bribery Act, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to criminal or monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

We have foreign currency translation and transaction risks that may materially and adversely affect our operating results.

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating income (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended February 29, 2012, foreign currency translation favorably affected revenues by $22.2 million and favorably affected income from continuing operations before income taxes by $4.1 million compared to the year ended February 28, 2011. Certain transactions, particularly in foreign locations, are denominated in other than that location’s local currency. Changes in the exchange rates between the two currencies from the original transaction date to the settlement date will result in a currency transaction gain or loss that directly impacts our reported earnings. For the year ended February 29, 2012, the impact of currency movements on these transactions unfavorably affected operating income by $1.3 million. The volatility of currency exchange rates may materially and adversely affect our results of operations.

The greeting card and gift packaging industries are extremely competitive, and our business, results of operations and financial condition will suffer if we are unable to compete effectively.

We operate in highly competitive industries. There are an estimated 3,000 greeting card publishers in the United States ranging from small, family-run organizations to major corporations. With the expansion of the Internet as a distribution channel for greeting cards, together with the growing use of technology by consumers to create personalized greeting cards with digital photographs and other personalized content, we are also seeing increased competition from greeting card publishers as well as a wide range of personal publishing, mobile and electronic media businesses distributing greeting cards and other social expression products directly to the individual consumer through the Internet. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our main competitor, Hallmark Cards, Inc., as well as other companies with which we may compete, may have substantially greater financial, technical or marketing resources, a greater customer base, stronger name recognition and a lower cost of funds than we do. Certain of these competitors may also have longstanding relationships with certain large customers to which they may offer products that we do not provide, putting us at a competitive disadvantage. As a result, our competitors may be able to:

•	adapt to changes in customer requirements or consumer preferences more quickly;

•	take advantage of acquisitions and other opportunities more readily;

•	devote greater resources to the marketing and sale of their products, including sales directly to consumers through the Internet; and

•	adopt more aggressive pricing policies.

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

We are subject to a number of restrictive covenants under our borrowing arrangements, which could affect our flexibility to fund ongoing operations, uses of capital and strategic initiatives, and, if we are unable to maintain compliance with such covenants, it could lead to significant challenges in meeting our liquidity requirements.

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

Pending litigation could have a material, adverse effect on our business, financial condition, liquidity, results of operations and cash flows.

As described in “Item 3. Legal Proceedings” of this Annual Report, from time to time we are engaged in lawsuits which may require significant management time and attention and legal expense, and may result in an unfavorable outcome, which could have a material, adverse effect on our business, financial condition, liquidity, results of operations and cash flows. Current estimates of loss regarding pending litigation are based on information that is then available to us and may not reflect any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage or could be excluded under the terms of an existing insurance policy.

The amount of various taxes we pay is subject to ongoing compliance requirements and audits by federal, state and foreign tax authorities.

Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts and circumstances existing at the time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate and/or our financial results.

We have deferred tax assets that we may not be able to use under certain circumstances.

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate and would have an adverse effect on our future operating results. In addition, changes in statutory tax rates may change our deferred tax asset or liability balances, with either favorable or unfavorable impacts on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.

We may not be able to acquire or maintain advantageous content licenses from third parties to produce products.

To provide an assortment of relevant, compelling and superior product offerings, an important part of our business involves obtaining licenses to produce products based on various popular brands, celebrities, character properties, designs, content and other material owned by third parties. In the event that we are not able to acquire or maintain advantageous licenses, we may not be able to meet changing customer demands and preferences for greeting cards and our other products, which could materially and adversely affect our business, results of operations and financial condition.

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

We believe that our trademarks, copyrights, trade secrets, patents and other intellectual property rights are important to our brands, success and competitive position. We rely on trademark, copyright, trade secrets and patent laws in the United States and similar laws in other jurisdictions and on confidentiality and other types of agreements with some employees, vendors, consultants and others to protect our intellectual property rights. Despite these measures, if we are unable to successfully file for, register or otherwise enforce our rights or if these rights are infringed, invalidated, challenged, circumvented or misappropriated, our business could be materially and adversely affected. Also, we are, and may in the future be, subject to intellectual property rights claims in the United States or foreign countries, which could limit our ability to use certain intellectual property, products or brands in the future. Defending any such claims, even claims without merit, could be time-consuming, result in costly settlements, litigation or restrictions on our business and could damage our reputation.

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

Our success and continued growth depend largely on the efforts and abilities of our current senior management team as well as upon a number of key members of our creative staff, who have been instrumental in our success thus far, and upon our ability to attract and retain other highly capable and creative individuals. The loss of some of our senior executives or key members of our creative staff, or an inability to attract or retain other key individuals, could materially and adversely affect us. We seek to compensate our key executives, as well as other employees, through competitive salaries, stock ownership, bonus plans or other incentives, but we can make no assurance that these programs will enable us to retain key employees or hire new employees.

If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike, or other work stoppage, our business and results of operations could be materially adversely affected.

We are party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. In particular, approximately 1,100 of our employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

Employee benefit costs constitute a significant element of our annual expenses and funding these costs could adversely affect our financial condition.

Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly postretirement costs under defined benefit pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect our results of operations, financial condition or cash flows. In addition, the newly enacted federal healthcare legislation is expected to increase our employer-sponsored medical plan costs, some of which increases could be significant. Declines in global capital markets may cause reductions in the value of our pension plan assets. Such circumstances could have an adverse effect on future pension expense and funding requirements. Further information regarding our retirement benefits is presented in Note 12 to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report.

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

We are subject to numerous federal, state, provincial and foreign laws and regulations governing product safety including, but not limited to, those regulations enforced by the Consumer Product Safety Commission. A failure to comply with such laws and regulations, or concerns about product safety may lead to a recall of selected products. We have experienced, and in the future may experience, recalls and defects or errors in products after their production and sale to customers. Such recalls and defects or errors could result in the rejection of our products by our retail customers and consumers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm our business. Individuals could sustain injuries from our products and we may be subject to claims or lawsuits resulting from such injuries. Governmental agencies could pursue us and issue civil fines and/or criminal penalties for a failure to comply with product safety regulations. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Additionally, we may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of our products, product liability claims, absence or cost of insurance and administrative costs associated with recalls could harm our reputation, increase costs or reduce sales.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party websites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our online business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act is intended to impose additional restrictions on the ability of online service providers to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

Information technology infrastructure failures could significantly affect our business.

We depend heavily on our information technology infrastructure in order to achieve our business objectives. Portions of our information technology infrastructure are old and difficult to maintain. We could experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important information technology application, or an intentional disruption of our information technology systems. In addition, our information technology systems could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. The disruptions caused by any such events could impede our ability to record or process orders, manufacture and ship in a timely manner, properly store consumer images, or otherwise carry on our business in the ordinary course. Any such event could cause us to lose customers or revenue, damage our reputation, and could require us to incur significant expense to eliminate these problems and address related security concerns.

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Such an implementation is expensive and carries substantial operational risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption. Further, we may not be successful implementing new systems or any new system may not perform as expected. This could have a material adverse effect on our business.

We could experience cost over-runs and disruptions to our operations in connection with the construction and relocation to a new world headquarters.

We anticipate investing in the development of a new world headquarters in Northeastern Ohio over the next two to three years. Based on preliminary estimates, we anticipate that the gross costs associated with the new world headquarters building, before any tax credits, loans or other incentives that we may receive, will be between approximately $150 million and $200 million. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, together with the fact that we are in the preliminary stages of the project, the costs associated with this project may be higher than $200 million and it may take us longer than expected to complete the project. In addition, the process of moving our world headquarters is inherently complex and not part of our day to day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business.

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

Members of the Weiss family and related entities, whose interests may differ from those of other shareholders, own a substantial portion of the voting power of our common shares.

Our authorized capital stock consists of Class A common shares and Class B common shares. The economic rights of each class of common shares are identical, but the voting rights differ. Class A common shares are entitled to one vote per share and Class B common shares are entitled to ten votes per share. There is no public trading market for the Class B common shares, which are held by members of the extended family of American Greetings’ founder, officers and directors of American Greetings and their extended family members, family trusts and certain other persons. As of April 27, 2012, Morry Weiss, the Chairman of the Board of Directors, Zev Weiss, the Chief Executive Officer, Jeffrey Weiss, the President and Chief Operating Officer, and Erwin Weiss, a Senior Vice President, together with other members of the Weiss family and certain trusts and foundations established by the Weiss family beneficially owned approximately 94% in the aggregate of our outstanding Class B common shares (approximately 92%, excluding restricted stock units that vest, and stock options that are presently exercisable or exercisable, within 60 days of April 27, 2012), which, together with Class A common shares beneficially owned by them, represents approximately 51% of the voting power of our outstanding capital stock (approximately 43%, excluding restricted stock units that vest, and stock options that are presently exercisable or exercisable, within 60 days of April 27, 2012). Accordingly, these members of the Weiss family, together with the trusts and foundations established by them, would be able to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation or Code of Regulations, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with your interests. The existence of these levels of ownership concentrated in a few persons makes it less likely that any other shareholder will be able to affect our management or strategic direction. These factors may also have the effect of delaying or preventing a change in our management or voting control or its acquisition by a third party.

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

As of February 29, 2012, we owned or leased approximately 8.6 million square feet of plant, warehouse and office space throughout the world, of which approximately 287,000 square feet is leased space. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes, as of February 29, 2012, our principal plants and materially important physical properties and identifies as of such date the respective segments that use the properties described. In addition to the following, although we sold our Retail Operations segment in April 2009, we remain subject to certain of the Retail Operations store leases on a contingent basis through our subleasing of stores to Schurman Fine Papers, which operates these retail stores throughout North America. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

* — Indicates calendar year

	Approximate Square Feet Occupied		Expiration Date of Material Leases*
Location	Owned	Leased		Principal Activity
Cleveland, (1) (3) (4) Ohio	1,700,000			World Headquarters: General offices of North American Greeting Card Division; Plus Mark LLC; AG Interactive, Inc.; AGC, LLC; Those Characters From Cleveland, Inc.; and Cloudco, Inc.; creation and design of greeting cards, gift packaging, party goods, stationery and giftware; marketing of electronic greetings; design licensing; character licensing
Bardstown, (1) Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards
Danville, (1) Kentucky	1,374,000			Distribution of everyday products including greeting cards
Osceola, (1) Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products
Ripley, (1) Tennessee	165,000			Greeting card printing (lithography)
Forest City, (4) North Carolina	498,000			General offices of A.G. Industries, Inc.; manufacture of display fixtures and other custom display fixtures by A.G. Industries, Inc.
Forest City, (4) North Carolina		140,000	2014	Warehousing for A.G. Industries, Inc.
Greeneville, (1) Tennessee	1,044,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark LLC.
Chicago, (1) Illinois		45,000	2018	Administrative offices of Papyrus-Recycled Greetings, Inc.
Fairfield, (1) California		34,000	2014	General offices of Papyrus-Recycled Greetings, Inc.
Mississauga, (1) Ontario, Canada		38,000	2018	General offices of Carlton Cards Limited (Canada)
Mulgrave, (2) Australia		30,000	2021	General offices of John Sands companies
Dewsbury, (2) England (Two Locations)	430,000			General offices of UK Greetings Ltd. and manufacture and distribution of greeting cards and related products
Corby, England (2)	136,000			Distribution of greeting cards and related products

[1]	North American Social Expression Products

[2]	International Social Expression Products

[3]	AG Interactive

[4]	Non-reportable

Item 3.	Legal Proceedings

Baker/Collier Litigation. American Greetings Corporation is a defendant in two putative class action lawsuits involving corporate-owned life insurance policies (the “Insurance Policies”): one filed in the Northern District of Ohio on January 11, 2012 by Theresa Baker as the personal representative of the estate of Richard Charles Wolfe (the “Baker Litigation”); and the other filed in the Northern District of Oklahoma on October 1, 2010 by Keith Collier as the personal representative of the estate of Ruthie Collier (the “Collier Litigation”).

In the Baker Litigation, the plaintiff claims that American Greetings Corporation (1) misappropriated its employees’ names and identities to benefit itself; (2) breached its fiduciary duty by using its employees’ identities and personal information to benefit itself; (3) unjustly enriched itself through the receipt of corporate-owned life insurance policy benefits, interest and investment returns; and (4) improperly received insurance policy benefits for the insurable interest in Mr. Wolfe’s life. The plaintiff seeks damages in the amount of all pecuniary benefits associated with the subject Insurance Policies, including investment returns, interest and life insurance policy benefits that American Greetings Corporation received from the deaths of the former employees whose estates form the putative class. The plaintiff also seeks punitive damages, pre- and post-judgment interest, costs and attorney’s fees.

In the Collier litigation, the plaintiff claims that American Greetings Corporation did not have an insurable interest when it obtained the subject Insurance Policies and wrongfully received the benefits from those policies. The plaintiff seeks damages in the amount of policy benefits received by American Greetings Corporation from the subject Insurance Policies, as well as attorney’s fees and costs and interest. On April 2, 2012, Plaintiff filed its First Amended Complaint, adding misappropriation of employee information and breach of fiduciary duty claims as well as seeking punitive damages.

Class certification has not been decided in either of these cases. We believe the plaintiffs’ allegations in these lawsuits are without merit and intend to continue to defend the actions vigorously. We currently do not believe that the impact of the lawsuit, if any, will have a material adverse effect on our financial position, liquidity or results of operations.

Cookie Jar/MoonScoop Litigation. As previously disclosed, on May 6, 2009, American Greetings Corporation and its subsidiary, Those Characters From Cleveland, Inc. (“TCFC”), filed an action in the Cuyahoga County (Ohio) Court of Common Pleas against Cookie Jar Entertainment Inc. (“Cookie Jar”) and its affiliates, Cookie Jar Entertainment (USA) Inc. (formerly known as DIC Entertainment Corporation) (“DIC”) and Cookie Jar Entertainment Holdings (USA) Inc. (formerly known as DIC Entertainment Holdings, Inc.) relating to the July 20, 2008 Binding Letter Agreement between American Greetings Corporation and Cookie Jar (the “Cookie Jar Agreement”) for the sale of the Strawberry Shortcake and Care Bears properties (the “Properties”). On May 7, 2009, Cookie Jar removed the case to the United States District Court for the Northern District of Ohio. Simultaneously, Cookie Jar filed an action against American Greetings Corporation, TCFC, Mike Young Productions, LLC (“Mike Young Productions”) and MoonScoop SAS (“MoonScoop”) in the Supreme Court of the State of New York, County of New York. Mike Young Productions and MoonScoop were named as defendants in the action in connection with the binding term sheet between American Greetings Corporation and MoonScoop dated March 24, 2009 (the “MoonScoop Binding Agreement”), providing for the sale to MoonScoop of the Properties.

On May 7, 2010, the legal proceedings involving American Greetings Corporation, TCFC, Cookie Jar and DIC were settled, without a payment to any of the parties. As part of the settlement, on May 7, 2010, the Cookie Jar Agreement was amended to, among other things, terminate American Greetings Corporation’s obligation to sell to Cookie Jar, and Cookie Jar’s obligation to purchase, the Properties. As part of the settlement, Cookie Jar Entertainment (USA) Inc. will continue to represent the Strawberry Shortcake property on behalf of American Greetings Corporation and will become an international agent for the Care Bears property. On May 19, 2010, the Northern District of Ohio court granted the parties’ joint motion to dismiss all claims and counterclaims without prejudice.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth our executive officers, their ages as of April 30, 2012, and their positions and offices:

Name	Age	Current Position and Office
Morry Weiss	71	Chairman of the Board
Zev Weiss	45	Chief Executive Officer
Jeffrey Weiss	48	President and Chief Operating Officer
John W. Beeder	52	Senior Vice President, Executive Sales and Marketing Officer
Michael L. Goulder	52	Senior Vice President, Executive Supply Chain Officer
Thomas H. Johnston	64	Senior Vice President, Creative/Merchandising
Catherine M. Kilbane	49	Senior Vice President, General Counsel and Secretary
Brian T. McGrath	61	Senior Vice President, Human Resources
Douglas W. Rommel	56	Senior Vice President, Chief Information Officer
Stephen J. Smith	48	Senior Vice President and Chief Financial Officer
Erwin Weiss	63	Senior Vice President
Joseph B. Cipollone	53	Vice President, Chief Accounting Officer

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

•

John W. Beeder held various positions with Hallmark Cards, Inc. from 1983 to 2006, most recently as Senior Vice President and General Manager–Greeting Cards from 2002 to 2006. Thereafter, Mr. Beeder served as the President and Chief Operating Officer of Handleman Corporation (international music distribution company) in 2006 and the Managing Partner and Chief Operating Officer of Compact Clinicals (medical publishing company) in 2007. He became Senior Vice President, Executive Sales and Marketing Officer of the Corporation in April 2008.

•

Michael L. Goulder was a Vice President in the management consulting firm of Booz Allen Hamilton from October 1998 until October 2002. He became a Senior Vice President of the Corporation in November 2002 and is currently the Senior Vice President, Executive Supply Chain Officer.

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

•

Erwin Weiss has held various positions with the Corporation since joining in 1977, including serving in various senior vice president roles since 1991, including most recently Senior Vice President, Program Realization from June 2001 to June 2003, and Senior Vice President, Specialty Business from June 2003 and Senior Vice President, Enterprise Resource Planning from February 2007 until February 2012.

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

(a) Market Information.    Our Class A common shares are listed on the New York Stock Exchange under the symbol AM. The high and low sales prices, as reported in the New York Stock Exchange listing, for the years ended February 29, 2012 and Febraury 28, 2011, were as follows:

	2012		2011
	High	Low	High	Low
1st Quarter	$24.75	$21.11	$26.21	$19.09
2nd Quarter	24.84	17.81	23.36	17.89
3rd Quarter	21.68	15.20	21.64	18.02
4th Quarter	17.85	12.47	23.89	19.86

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

Shareholders.    At February 29, 2012, there were approximately 13,000 holders of Class A common shares and 127 holders of Class B common shares of record and individual participants in security position listings.

Dividends.    The following table sets forth the dividends declared by us in 2012 and 2011.

Dividends per share declared in	2012	2011
1st Quarter	$0.15	$0.14
2nd Quarter	0.15	0.14
3rd Quarter	0.15	0.14
4th Quarter	0.15	0.14

Total	$0.60	$0.56

On March 21, 2011, we raised our quarterly dividend by 1 cent, from 14 cents per share to 15 cents per share. Although we expect to continue paying dividends, payment of future dividends will be determined by the Board of Directors in light of appropriate business conditions. In addition, our borrowing arrangements, including our senior secured credit facility and our 7.375% Senior Notes due 2021 restrict our ability to pay shareholder dividends. Our borrowing arrangements also contain certain other restrictive covenants that are customary for similar credit arrangements. For example, our credit facility contains covenants relating to financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance. In addition, our credit facility includes covenants that limit our ability to incur additional debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make certain investments, enter into transactions with affiliates, grant or permit liens, sell assets, enter in sale and leaseback transactions, and consolidate, merge or sell all or substantially all of our assets. There are also financial covenants that require us to maintain a maximum leverage ratio (consolidated indebtedness minus unrestricted cash over consolidated EBITDA) and a minimum interest coverage ratio (consolidated EBITDA over consolidated interest expense). These restrictions are subject to customary baskets and financial covenant tests. For a further description of the limitations imposed by our borrowing arrangements, see the discussion in Part II, Item 7, under the heading “Liquidity and Capital Resources” of this Annual Report, and Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG

AMERICAN GREETINGS CORPORATION, THE S&P 400 INDEX, THE S&P 400 CONSUMER DISCRETIONARY SECTOR INDEX AND PEER GROUP INDEX

The stock performance graph below shows how an initial investment of $100 in our Class A common shares would have compared over a five-year period with an equal investment in (1) the S&P 400 Index, (2) the S&P 400 Consumer Discretionary Sector Index and (3) an industry peer group index that consists of the companies described below (referred to as the “Old Peer Group”). Due to Jo-Ann Stores Inc., one of the companies that was included in the Old Peer Group for fiscal 2011, becoming a privately held company, and in an effort to include a broader range of companies that includes industry sectors in which we operate, instead of comparing our stock performance to an individually selected group of peer companies, we will use a published industry index. Accordingly, for the fiscal year ended February 29, 2012, we are replacing the Old Peer Group with the S&P 400 Consumer Discretionary sector index.

Source: Research Data Group

*Old Peer Group

Blyth Inc. (BTH)	Fossil Inc. (FOSL)	Scotts Miracle-Gro Co. (The) -CL A (SMG)
Central Garden & Pet Co. (CENT)	Lancaster Colony Corp. (LANC)	Tupperware Brands Corp. (TUP)
CSS Industries Inc. (CSS)	McCormick & Co.-Non Vtg Shrs (MKC)

The Old Peer Group Index takes into account companies selling cyclical nondurable consumer goods with the following attributes, among others, that are similar to those of American Greetings: customer demographics, sales, market capitalizations and distribution channels.

Securities Authorized for Issuance Under Equity Compensation Plans. Please refer to the information set forth under the heading “Equity Compensation Plan Information” included in Item 12 of this Annual Report on

Form 10-K.

(b) Not applicable.

(c) The following table provides information with respect to our purchases of our common shares made during the three months ended February 29, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 2011	Class A -	-	-		-
	Class B -	-	-		-
January 2012	Class A -	825,000	$13.90	(2)	825,000	(3)	$63,532,017	(2)
	Class B -	180 (1)	$13.78		-
February 2012	Class A -	1,099,808	$15.00	(2)	1,099,808	(3)	$47,038,021	(2)
	Class B -	-	-		-

Total	Class A -	1,924,808	-		1,924,808	(3)
	Class B -	180 (1)	-		-

(1)	There is no public market for our Class B common shares. Pursuant to our Amended and Restated Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. It is the Corporation’s general policy to repurchase Class B common shares, in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.

(2)	On January 4, 2012, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. Under this program, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Corporation deems appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program.

Item 6.	Selected Financial Data

Thousands of dollars except share and per share amounts

	2012(1)	2011	2010(2)	2009	2008
Summary of Operations
Net sales	$1,663,281	$1,565,539	$1,603,285	$1,646,399	$1,730,784
Total revenue	1,695,144	1,597,894	1,640,851	1,690,738	1,776,451
Goodwill impairment	27,154	-	-	290,166	-
Interest expense	53,073	25,389	26,311	22,854	20,006
Income (loss) from continuing operations	57,198	87,018	81,574	(227,759)	83,320
Loss from discontinued operations, net of tax	-	-	-	-	(317)
Net income (loss)	57,198	87,018	81,574	(227,759)	83,003
Earnings (loss) per share:
Income (loss) from continuing operations	1.44	2.18	2.07	(4.89)	1.54
Loss from discontinued operations, net of tax	-	-	-	-	(0.01)
Earnings (loss) per share	1.44	2.18	2.07	(4.89)	1.53
Earnings (loss) per share — assuming dilution	1.42	2.11	2.03	(4.89)	1.52
Cash dividends declared per share	0.60	0.56	0.36	0.60	0.40
Fiscal year end market price per share	15.00	21.65	19.07	3.73	18.82
Average number of shares outstanding	39,624,694	39,982,784	39,467,811	46,543,780	54,236,961

Financial Position
Inventories	208,945	179,730	163,956	194,945	207,629
Working capital	335,878	384,209	335,353	244,663	260,500
Total assets	1,549,464	1,547,249	1,544,498	1,462,895	1,823,979
Property, plant and equipment additions	70,943	36,346	26,550	55,733	56,623
Long-term debt	225,181	232,688	328,723	389,473	220,618
Shareholders’ equity	727,458	763,758	650,911	544,035	958,257
Shareholders’ equity per share	19.74	18.90	16.49	13.42	19.65
Net return on average shareholders’ equity from continuing operations	7.7%	12.3%	13.7%	(30.3%)	8.4%

(1)	During 2012, the Corporation recorded a loss of $30.8 million, which is included in “Interest expense,” related to the extinguishment of its 7.375% senior notes and 7.375% notes due 2016. See Note 11 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

(2)	During 2010, the Corporation incurred a loss of $29.3 million on the disposition of the Retail Operations segment. The Corporation also recorded a gain of $34.2 million related to the party goods transaction and a charge of approximately $15.8 million for asset impairments and severance associated with a facility closure. Also in 2010, the Corporation recognized a cost of $18.2 million in connection with the shutdown of its distribution operations in Mexico. See Notes 2 and 3 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Founded in 1906, we are the world’s largest publicly owned creator, manufacturer and distributor of social expression products. Headquartered in Cleveland, Ohio, as of February 29, 2012, we employed approximately 27,500 associates around the world and are home to one of the world’s largest creative studios.

Our major domestic greeting card brands are American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You. Our other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, and AGI In-Store display fixtures. We also create and license our intellectual properties such as the Care Bears and Strawberry Shortcake characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings and other content for the digital marketplace. Our major Internet and wireless brands are AmericanGreetings.com, BlueMountain.com, Egreetings.com, and Cardstore.com.

Our international operations include wholly-owned subsidiaries in the United Kingdom (“U.K.”), Canada, Australia and New Zealand as well as licensees in approximately 60 other countries.

During 2012, our total revenue, operating results and cash flows were impacted by the multiple strategic actions we executed during the year to support both our short-term and long-term business goals, including:

•	continuing to drive product leadership initiatives;

•	driving growth in our product leadership, primarily our new Web site, Cardstore.com, through increased marketing spending;

•	deploying additional capital to fund our multi-year systems refresh project intended to drive efficiencies in our business and add new capabilities;

•	expanding our international footprint through the acquisition of Watermark Publishing Limited (“Watermark”) in the U.K.;

•	supporting the expanded relationships and distribution with our retail partners through additional investment and rollout activities; and

•	strengthening our balance sheet by refinancing our debt.

Although these strategic actions, along with the continued instability in the global economy, have brought volatility to our earnings and make it more difficult to predict future earnings levels and patterns, we believe that these actions will help us grow our business over the long term. Moreover, to mitigate the impact that some of these activities may have on our earnings, we will seek to continue to improve efficiencies and streamline our back office processes in order to reduce our general and administrative expenses.

Total revenue for 2012 was $1.70 billion, up $97 million from the prior year. Our higher revenues were driven by increased net sales of greeting cards and seasonal gift packaging products, as well as the impact of foreign currency translation. The increase in our greeting card net sales was driven by additional distribution with existing customers in both our International Social Expression Products and our North American Social Expression Products segments, as well as the acquisition of Watermark. The Watermark acquisition in the first quarter of the current fiscal year added approximately $43 million of revenue and another unique product brand to our strong portfolio of greeting cards. We believe that the additional distribution with existing customers was achieved as a result of our product leadership efforts, which have focused on providing fresh and relevant products, along with strong in-store execution. We expect to continue to allocate resources to these efforts with the goal of continued revenue and earnings growth.

Operating income for 2012 was $149.6 million, down $25.1 million from the prior year. The primary driver of the decline in operating income was an impairment of goodwill. In connection with the preparation of the fiscal 2012 financial statements, we determined that the decrease in our market capitalization, which was driven by a decline in our stock price during the fourth quarter, was an indicator of potential goodwill impairment, requiring us to complete an impairment test. As a result of the testing, we recorded a non-cash goodwill impairment of $27.2 million during the fourth quarter.

Beyond the impact of the goodwill impairment, the current year operating income performance was impacted by a change in product mix, higher supply chain costs and increased marketing expenses. Our revenue growth in the year added about $38 million of gross margin. Although this equates to a gross margin percentage decline of approximately 100 basis points over the prior year period, it represents a significant improvement from the quarter-over-quarter 340 basis point gross margin percentage decline that we reported for our third quarter ended November 25, 2011. Our gross margin percentage slipped only 40 basis points in the fourth quarter compared to the prior year period. Our declining gross margin percentage was due to a shift in product mix to a higher proportion of lower margin value cards and seasonal gift packaging products. As we have stated, over the past several years, consumer shopping patterns have continued to evolve and these changing patterns are impacting our business. As consumers have been gradually shifting to value shopping, this shift is resulting in a change in our product mix to a higher proportion of value cards which in turn lowers the average price sold of our greeting cards and has an unfavorable impact on our gross margin percentage. While we expect this trend to continue, the mix change in the current year compared to the prior year was accelerated as a result of our expanded distribution in the value channel, which has now been substantially implemented. While we expect the value card trend to put continued downward pressure on our historical gross margin percentage, we are unable to accurately predict our future gross margin percentage due to continuing changes in the general business, influences from the broader macroeconomic environment and ongoing changes with customers that occur in the ordinary course of business which could either improve or further erode our gross margins.

Current year operating income also declined compared to the prior year due to higher supply chain costs of approximately $28 million, including merchandiser, freight and other distribution costs that were the result of higher unit sales volume. Approximately $11 million of the higher supply chain costs were related to the rollout costs associated with expanded distribution in the value channel. During 2012, total incremental rollout costs associated with the expanded distribution in the value channel was approximately $12 million, including the $11 million of supply chain costs and approximately $1 million related to SBT implementations. The prior year included approximately $5 million of combined supply chain and SBT implementation costs associated with the roll-out of the expanded distribution in the value channel.

Operating income in 2012 was also adversely impacted by approximately $15 million of incremental marketing expenses that we incurred in the year in support of our product leadership strategy, primarily related to promotional efforts around our recently developed Web site Cardstore.com, which allows consumers to purchase paper greeting cards on the Internet and then have the physical cards delivered directly to the recipient. As we seek to develop this and other digital channels of distribution, during the first half of 2013 we expect that we will continue to incur additional expenses and make additional investments to support these efforts in amounts and at a pace that is similar to our spending on these efforts during the second half of 2012. We will likely continue this spending during the second half of 2013; however, the timing and amount will depend on consumer response. Also in 2013, we expect that we will continue to incur additional expenses and make additional investments to help us extend our leadership position and better position us for future growth. The timing and amount of expenses associated with these efforts in any given period will also depend on the response from consumers to each program.

Some of the investments, business activities and trends discussed above are putting downward pressure on our operating income. As such, we will continue to focus on supply chain efficiencies to improve the way we manufacture, distribute and service our products. We also intend to focus resources on streamlining our back office processes in order to reduce our general and administrative expenses. However, over the next few years, we will need to balance these efforts with the efforts necessary to maintain our leadership position in the greeting card market. By continuing to focus on efficiency and cost reduction within all areas of the Company, our goal is to maintain annual operating margins around 10%. However, our operating margin in any given period may vary depending on the near term impacts of future investments we may make, such as, expenses associated with our world headquarters project, information systems refresh effort and Cardstore.com distribution model.

With respect to our statement of financial position in 2012, inventory increased approximately $29 million compared to the prior year. This increase was primarily driven by the additional distribution with existing customers along with our acquisition of Watermark described above. If we are successful in continuing to drive sales growth, we expect our working capital needs, particularly accounts receivable and inventory, to also grow. Capital expenditures during the year increased approximately $35 million from the prior period. This increase was primarily related to our information systems refresh, machinery and equipment purchased for our card producing facilities, and assets acquired in connection with our world headquarters project. We expect that capital expenditures will remain higher than our historical trend as we execute our multi-year information systems refresh and world headquarters projects.

During the fourth quarter of 2012, we closed a public offering of $225 million aggregate principal amount of 7.375% Senior Notes due 2021. We used the net proceeds from the offering along with cash on hand to retire our existing $254.7 million aggregate principal amount of 7.375% long term debt due 2016. The net result of these transactions was to reduce the principal amount of our long term debt by approximately $30 million, improve the overall terms and conditions of our borrowings and extend the maturity of the notes by an additional five years at the same interest rate. In connection with these transactions, we recorded a loss on extinguishment of debt of approximately $31 million, including the write-off of the remaining original issue discount and deferred issuance costs of approximately $22 million and approximately $9 million we paid in tender fees, call premiums and other transaction costs, all associated with the retired debt.

Also during the fourth quarter, we amended our credit facility to extend the expiration date from June 11, 2015 to January 18, 2017 and increase the maximum principal amount that can be borrowed, on a revolving basis, from $350 million to $400 million, with the ability to further increase such maximum principal amount from $400 million to $450 million, subject to customary conditions.

RESULTS OF OPERATIONS

Comparison of the years ended February 29, 2012 and February 28, 2011

In 2012, net income was $57.2 million, or $1.42 per diluted share, compared to $87.0 million, or $2.11 per diluted share, in 2011.

Our results for 2012 and 2011 are summarized below:

(Dollars in thousands)	2012	% Total Revenue	2011	% Total Revenue
Net sales	$1,663,281	98.1%	$1,565,539	98.0%
Other revenue	31,863	1.9%	32,355	2.0%

Total revenue	1,695,144	100.0%	1,597,894	100.0%

Material, labor and other production costs	741,645	43.8%	682,368	42.7%
Selling, distribution and marketing expenses	533,827	31.5%	483,553	30.3%
Administrative and general expenses	250,691	14.8%	260,476	16.3%
Goodwill impairment	27,154	1.6%	-	0.0%
Other operating income – net	(7,738)	(0.5%)	(3,205)	(0.2%)

Operating income	149,565	8.8%	174,702	10.9%

Interest expense	53,073	3.1%	25,389	1.6%
Interest income	(982)	(0.1%)	(853)	(0.0%)
Other non-operating income – net	(341)	(0.0%)	(5,841)	(0.4%)

Income before income tax expense	97,815	5.8%	156,007	9.7%
Income tax expense	40,617	2.4%	68,989	4.3%

Net income	$57,198	3.4%	$87,018	5.4%

Revenue Overview

During 2012, consolidated net sales were $1.66 billion, up from $1.57 billion in the prior year. This 6.2%, or $97.7 million, improvement was primarily due to an increase in net sales of greeting cards of approximately $93 million driven by the Watermark acquisition in our International Social Expression Products segment, as well as additional distribution with existing customers in both our North American Social Expression Products segment and our International Social Expression Products segment. The current year also included higher gift packaging product sales of approximately $16 million and the impact of approximately $22 million of favorable foreign currency translation. Partially offsetting these increases were decreased sales in our AG Interactive segment of approximately $10 million due to lower advertising revenue and the impact of winding down the Photoworks website, lower net sales in our fixtures business of approximately $10 million, and decreased sales of other ancillary products such as party goods and ornaments of approximately $13 million.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2012	2011
Everyday greeting cards	50%	48%
Seasonal greeting cards	25%	24%
Gift packaging	14%	14%
All other products*	11%	14%

*	The “all other products” classification includes, among other things, giftware, party goods, ornaments, calendars, custom display fixtures, stickers, online greeting cards and other digital products.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $0.5 million from $32.4 million during 2011 to $31.9 million in 2012.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2012 and 2011 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2012	2011	2012	2011	2012	2011
Unit volume	9.5%	(2.2%)	6.4%	(1.8%)	8.5%	(2.1%)
Selling prices	(3.6%)	1.0%	(0.8%)	2.3%	(2.8%)	1.4%
Overall increase / (decrease)	5.5%	(1.2%)	5.5%	0.4%	5.5%	(0.7%)

During 2012, combined everyday and seasonal greeting card sales less returns increased 5.5%, compared to the prior year, with an 8.5% improvement in unit volume, which was partially offset by a 2.8% decline in selling prices. The overall increase was primarily driven by an increase in unit volume from our everyday and seasonal greeting cards in both our North American Social Expression Products and our International Social Expression Products segments.

Everyday card sales less returns were up 5.5%, compared to the prior year, as a result of improved unit volume of 9.5% partially offset by a decline in selling prices of 3.6%. Both of our greeting card segments contributed to the unit volume increases during the current year as a result of additional distribution with existing customers. The unit volume improvements within our International Social Expression Products segment were also driven by the Watermark acquisition. The selling price decline was a result of the continued shift to a higher proportion of our value cards in both of our greeting card segments, driven primarily by our expanded distribution with existing customers and the continued shift in consumer behavior toward value shopping.

Seasonal card sales less returns increased 5.5%, with an increase in unit volume of 6.4%, slightly offset by a decrease in selling prices of 0.8%. The improvement in unit volume was driven by both our greeting card segments across nearly all seasonal programs as a result of additional distribution with existing customers. The unit volume improvements within our International Social Expression Products segment were also driven by the Watermark acquisition. The decrease in selling prices was attributable to the continued shift to a higher proportion of our value cards; however, the impact of that trend was partially offset by the impact of seasonal price increases across most seasonal programs.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2012 were $741.6 million, an increase of approximately $59 million from $682.4 million in the prior year. As a percentage of total revenue, these costs were 43.8% in the current period compared to 42.7% in 2011, an increase of approximately 100 basis points or about $17 million. Approximately 70 percent of the basis point increase was primarily due to a change in sales mix, shifting toward a higher proportion of lower margin value cards and seasonal gift packaging products, with the remaining 30 percent of the basis point increase attributable to a combination of higher product content costs, increased product related in-store display materials and higher inventory scrap expense, which were partially offset by the benefits of our ongoing cost savings initiatives. The remaining approximately $42 million increase was attributable to higher unit sales volume.

Selling, distribution and marketing expenses (“SDM”) for 2012 were $533.8 million, increasing from $483.6 million in the prior year. The increase of $50.2 million in the current year was driven by a combination of increased expenses and unfavorable foreign currency translation of approximately $43 million and $7 million, respectively. Increased supply chain costs of approximately $28 million, including merchandiser, freight and other distribution costs, were primarily the result of higher sales volume and initial store setup activities. Approximately $11 million of the higher supply chain costs were incremental rollout costs associated with expanded distribution in the value channel. Also contributing to the increase was higher marketing expenses of approximately $15 million compared to the prior year primarily relating to Cardstore.com.

Administrative and general expenses were $250.7 million in 2012, a decrease from $260.5 million in the prior year. The improvement of approximately $10 million was primarily related to approximately $10 million of Papyrus-Recycled Greetings (“PRG”) integration costs in the prior year that did not recur in the current year and an approximate $10 million reduction in variable compensation expense in the current year. These benefits were partially offset by additional operating costs of approximately $7 million associated with the Watermark acquisition and unfavorable foreign currency translation impacts of approximately $3 million.

Goodwill impairment charges of $27.2 million were recorded in 2012. During the fourth quarter of 2012, our market capitalization significantly declined as a result of decreases in our stock price. In connection with the preparation of our annual financial statements, we concluded that the decline in the stock price and market capitalization were indicators of potential impairment which required the performance of an impairment analysis. Based on this analysis, it was determined that the fair values of our North American Social Expression Products segment, which is also the reporting unit, and our reporting unit located in the U.K. (“UK Reporting Unit”) within the International Social Expression Products segment, were less than their carrying values. As a result, we recorded non-cash goodwill impairment charges of $21.3 million and $5.9 million, which include all of the goodwill for the North American Social Expression Products segment and the UK Reporting Unit, respectively.

Other operating income – net was $7.7 million during the current year compared to $3.2 million in the prior year. The current year included a gain of $4.5 million from the sale of certain minor characters in our intellectual property portfolio.

Interest expense was $53.1 million during the current year, up from $25.4 million in 2011. The increase of $27.7 million was primarily attributable to the debt refinancing that occurred during the fourth quarter of 2012. In conjunction with the issuance of new 7.375% senior notes due 2021, we retired our 7.375% senior notes due 2016 and our 7.375% notes due 2016. As a result, we recorded $21.7 million for the write-off of the unamortized discount and deferred financing costs associated with the retired debt and a charge of $9.1 million for the consent payment, tender fees, call premiums and other fees associated with the refinancing.

Other non-operating income was $0.3 million during 2012 compared to $5.8 million during 2011. The 2011 results included a gain of $3.5 million related to the sale of land and buildings in Mexico and Australia and $1.3 million of dividend income related to our investment in AAH Holding Corporation, which is the ultimate parent corporation of Amscan Holdings, Inc. (“Amscan”).

The effective tax rate was 41.5% and 44.2% during 2012 and 2011, respectively. The higher than statutory tax rate in 2012 was primarily due to the goodwill impairment charge for the UK Reporting Unit, which is nondeductible. The higher than statutory tax rate in 2011 was primarily driven by the effective settlement of ten years of domestic tax audits, which increased our estimated tax assessment and associated interest reserves by approximately $7 million. Also contributing to the higher than statutory tax rate in 2011 were the impact of unfavorable settlements of audits in a foreign jurisdiction, the release of insurance reserves that generated taxable income, and the recognition of the deferred tax effects of the reduced deductibility of postretirement prescription drug coverage due to the U.S. Patient Protection and Affordable Care Act.

Segment Results

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass merchandising as the primary channel. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating segments have similar economic characteristics, products, production processes, types of customers and distribution methods. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices.

Segment results are reported using actual foreign exchange rates for the periods presented. In the prior year, segment results were reported at constant exchange rates to eliminate the impact of foreign currency fluctuations. In addition, during the current year, certain items that were previously considered corporate expenses are now included in the calculation of segment earnings for the North American Social Expression Products segment. This change is the result of modifications to organizational structures, and is intended to better align the segment financial results with the responsibilities of segment management and the way management evaluates our operations. Prior year segment results have been presented to be consistent with the current methodologies. Refer to Note 16, “Business Segment Information,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	2012	2011	% Change
Total revenue	$1,228,548	$1,196,809	2.7%
Segment earnings	149,655	194,199	(22.9%)

Total revenue of our North American Social Expression Products segment increased $31.7 million compared to the prior year. The increase was primarily driven by higher sales in everyday greeting cards of $19 million, seasonal greetings cards of $9 million and gift packaging products of $10 million. The current year also included the favorable impact of foreign currency translation of approximately $4 million. Partially offsetting these increases was lower sales of other ancillary products such as party goods and ornaments of approximately $10 million.

Segment earnings decreased $44.5 million in 2012 compared to the prior year. Approximately half of the decrease is attributable to the goodwill impairment charge of approximately $21 million recorded in the fourth quarter. The remaining decrease was driven by higher supply chain costs of approximately $16 million primarily due to increased sales volume and store setup activities, which resulted in higher merchandiser, freight and other distribution costs. Approximately $11 million of the higher supply chain costs were incremental rollout costs associated with expanded distribution in the value channel. Increased marketing expenses of approximately $15 million, higher bad debt expense of approximately $4 million and incremental product related display costs of approximately $3 million also contributed to the decrease in earnings. Gross margin dollars improved slightly due to higher sales volume, partially offset by unfavorable product mix as a result of a shift to a higher proportion of lower margin value cards and seasonal gift packaging products. The current year benefited from prior year PRG integration costs of approximately $10 million which did not recur this year and an approximate $5 million benefit achieved through our ongoing cost savings initiatives.

International Social Expression Products Segment

(Dollars in thousands)	2012	2011	% Change
Total revenue	$347,866	$261,712	32.9%
Segment earnings	20,276	19,572	3.6%

Total revenue of our International Social Expression Products segment increased $86.2 million compared to the prior year. The increase was primarily due to the Watermark acquisition during the current year, which resulted in total revenue increasing by approximately $43 million. Additional distribution with existing customers also contributed to the increase in revenue. Foreign currency translation favorably impacted revenue by approximately $16 million.

Segment earnings were $20.3 million in the current year compared to $19.6 million during the prior year twelve months. As a percentage of total revenue, segment earnings were 5.8% in 2012 and 7.5% in 2011. Contributing to the decline in segment earnings as a percentage of total revenue was a goodwill impairment charge of $5.9 million during the fourth quarter of 2012. In addition, the gross margin percentage in 2012 declined 250 basis points compared to the prior year. This decline in gross margin percentage was primarily due to an unfavorable product mix as a result of a shift to a higher proportion of lower margin cards. This gross margin basis point deterioration was offset by proportionally lower selling expenses and lower bad debt expense of approximately $2 million compared to the prior year.

AG Interactive Segment

(Dollars in thousands)	2012	2011	% Change
Total revenue	$68,514	$78,206	(12.4%)
Segment earnings	13,942	13,991	(0.4%)

Total revenue of our AG Interactive segment decreased $9.7 million compared to the prior year. The decrease in revenue was driven primarily by lower advertising revenue and the impact of winding down the Photoworks Web site during the first quarter of the current year. AG Interactive had approximately 3.8 million online paid subscriptions at February 29, 2012 and February 28, 2011, respectively.

Segment earnings were about flat compared to the prior year. The impact of lower sales and higher technology costs essentially offset the decreased product management and marketing costs and lower expenses due to cost savings initiatives.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally incurred debt, domestic profit sharing expense, and stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs. In 2012, unallocated item included a loss on extinguishment of debt of approximately $31 million.

(Dollars in thousands)	2012	2011
Interest expense	$(53,073)	$(25,304)
Profit sharing expense	(9,401)	(9,759)
Stock-based compensation expense	(10,982)	(13,017)
Corporate overhead expense	(29,636)	(33,152)

Total Unallocated Loss	(103,092)	(81,232)

Comparison of the years ended February 28, 2011 and 2010

In 2011, net income was $87.0 million, or $2.11 per diluted share, compared to $81.6 million, or $2.03 per diluted share, in 2010.

Our results for 2011 and 2010 are summarized below:

(Dollars in thousands)	2011	% Total Revenue	2010	% Total Revenue
Net sales	$1,565,539	98.0%	$1,603,285	97.7%
Other revenue	32,355	2.0%	37,566	2.3%

Total revenue	1,597,894	100.0%	1,640,851	100.0%

Material, labor and other production costs	682,368	42.7%	713,075	43.5%
Selling, distribution and marketing expenses	483,553	30.3%	512,954	31.3%
Administrative and general expenses	260,476	16.3%	276,031	16.8%
Other operating income – net	(3,205)	(0.2%)	(310)	(0.1%)

Operating income	174,702	10.9%	139,101	8.5%

Interest expense	25,389	1.6%	26,311	1.6%
Interest income	(853)	(0.0%)	(1,676)	(0.1%)
Other non-operating income – net	(5,841)	(0.4%)	(6,488)	(0.4%)

Income before income tax expense	156,007	9.7%	120,954	7.4%
Income tax expense	68,989	4.3%	39,380	2.4%

Net income	$87,018	5.4%	$81,574	5.0%

Revenue Overview

During 2011, consolidated net sales were $1.57 billion, down from $1.60 billion in 2010. This 2.4%, or approximately $38 million, decline was primarily the result of decreased net sales in our North American Social Expression Products segment and our Retail Operations segment of approximately $53 million and $12 million, respectively. These decreases were partially offset by higher net sales in our fixtures business and in our International Social Expression Products segment of approximately $11 million and $7 million, respectively. Foreign currency translation also favorably impacted net sales by approximately $10 million.

Net sales in our North American Social Expression Products segment decreased approximately $53 million. This decrease is attributable to lower sales of party goods of approximately $31 million, gift packaging and other non-card products of approximately $13 million and everyday cards of approximately $8 million. Net sales of party goods decreased due to the party goods transaction with Amscan completed in the fourth quarter of 2010. SBT implementations unfavorably impacted net sales by approximately $6 million. These decreases were partially offset by improved seasonal card sales of approximately $5 million.

Net sales in our Retail Operations segment decreased approximately $12 million due to the sale of our retail store assets in April 2009. There were no net sales in our Retail Operations segment during the twelve months ended February 28, 2011.

The increase in our International Social Expression Products segment’s net sales of approximately $7 million was driven by an increase in boxed cards associated with our Christmas program and favorable overall card sales within our U.K. operations.

The contribution of each major product category as a percentage of net sales for the fiscal years 2011 and 2010 was as follows:

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

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2011 and 2010 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2011	2010	2011	2010	2011	2010
Unit volume	(2.2%)	7.2%	(1.8%)	6.7%	(2.1%)	7.0%
Selling prices	1.0%	1.4%	2.3%	(1.6%)	1.4%	0.4%
Overall increase / (decrease)	(1.2%)	8.7%	0.4%	5.0%	(0.7%)	7.5%

During 2011, combined everyday and seasonal greeting card sales less returns declined 0.7%, compared to 2010, driven by a decrease in everyday card sales less returns of 1.2%. The overall decrease was driven by our North American Social Expression Products segment, where increases in our seasonal card sales less returns were more than offset by decreases of everyday card sales less returns.

Everyday card sales less returns were down 1.2% in 2011, compared to 2010, as a result of decreases in unit volume of 2.2% more than offsetting increases in selling prices of 1.0%. The selling price improvement was largely driven by our prior year acquisitions, which more than offset the impact of the continued shift to a higher mix of value cards.

Seasonal card sales less returns increased 0.4%, with improved selling prices of 2.3% partially offset by a decline in unit volume of 1.8%. The increase in selling prices was primarily a result of our 2010 acquisitions within our North American Social Expression Products segment, which more than offset the impact of the continued shift to a higher mix of value cards.

Expense Overview

MLOPC for 2011 were $682.4 million, a decrease of approximately $31 million from $713.1 million during 2010. As a percentage of total revenue, these costs were 42.7% in 2011 compared to 43.5% in 2010. About 70% of the lower expense was due to the elimination of operating costs as a result of the divestiture of the retail store operations ($5 million), the wind down of our Mexican operations ($8 million) and the shutdown of our party goods operations ($8 million). In addition, inventory levels increased during the fourth quarter of 2011 related to the anticipated expanded distribution in the dollar channel, causing an overall increase in inventory levels compared to the prior year. As a result, an additional amount of certain production and product related costs were absorbed into ending inventory, providing a benefit to MLOPC. During 2010, inventory decreased during the year, causing less absorption of these production and product related costs, increasing MLOPC in 2010. The net impact of these changing inventory levels and related absorption rates was a net year-over-year MLOPC reduction of approximately $16 million. Partially offsetting these favorable items was an increase in product content costs ($6 million) and increased scrap and shrink expenses ($5 million). In 2010, MLOPC also included impairment and severance charges related to the closure of the Kalamazoo, Michigan facility ($16 million) and the benefit of a favorable LIFO liquidation adjustment ($13 million).

SDM expenses for 2011 were $483.6 million, decreasing $29.4 million from $513.0 million in 2010. The decrease was partially due to the elimination of operating costs due to the disposition of our retail stores ($13 million) and the wind down of our Mexican operations ($4 million), which both occurred in 2010. Lower supply chain costs, specifically field sales and service operations costs ($18 million) and freight and distribution costs ($5 million) were the result of PRG integration savings and a reduction in units shipped during 2011. These reductions were partially offset by increases in merchandiser expense ($3 million) and marketing, product management and product innovation costs ($4 million). Foreign currency translation ($3 million) was also unfavorable compared to 2010.

Administrative and general expenses were $260.5 million in 2011, a decrease from $276.0 million during 2010. The decrease of $15.5 million is largely due to the settlement of a lawsuit in 2010 ($24 million). Reductions in expense related to our pension and postretirement benefit plans ($6 million), as well as variable compensation expense ($7 million), also contributed to the decreased expense during 2011. Partially offsetting these favorable variances was increased stock compensation expense ($7 million) and continued PRG integration costs ($6 million). In addition, fiscal year 2010 included a benefit related to corporate-owned life insurance ($7 million), which did not recur in 2011.

Other operating income — net was $3.2 million during 2011 compared to $0.3 million in 2010. The 2010 results included a loss on the sale of our retail stores to Schurman ($28 million) and a gain as a result of the party goods transaction ($34 million). In addition, 2010 included a net loss on the recognition of cumulative foreign currency translation adjustments ($9 million) related to the shutdown of our distribution facility in Mexico and the liquidation of an operation in France.

Interest expense was $25.4 million during 2011, down from $26.3 million in 2010. The decrease of $0.9 million was primarily attributable to interest savings resulting from the $99.3 million repayment of the term loan that was previously outstanding under our senior secured credit facility, as well as reduced borrowings under this facility in 2011.

Other non-operating income — net was $5.8 million during 2011 compared to $6.5 million during 2010. The decrease was primarily due to a swing from foreign exchange gain in 2010 to a loss in 2011, partially offset by $3.5 million of gains on the disposal of assets, primarily land and buildings in Mexico and Australia.

The effective tax rate was 44.2% and 32.6% during 2011 and 2010, respectively. The higher than statutory tax rate in 2011 was primarily driven by the effective settlement of ten years of domestic tax audits which increased our estimated tax assessment and associated interest reserves by approximately $7 million. The impact of unfavorable settlements of audits in a foreign jurisdiction, the release of insurance reserves that generated taxable income, as well as the recognition of the deferred tax effects of the reduced deductibility of postretirement prescription drug coverage due to U.S. Patient Protection and Affordable Care Act also contributed to the higher than statutory rate in 2011. The lower than statutory rate during 2010 was primarily a result of the favorable effect of the wind down of our Mexican operations, settlements with taxing authorities in foreign jurisdictions and the benefit of certain tax free proceeds from corporate-owned life insurance.

Segment Results

Prior to 2012, segment results were reported at constant exchange rates to eliminate the impact of foreign currency fluctuations. In 2012, we changed this methodology and segment results are now reported using actual foreign exchange rates. In addition, during 2012, certain items that were previously considered corporate expenses are now included in the calculation of segment earnings for the North American Social Expression Products segment. This change is the result of modifications to organizational structures and is intended to better align the segment financial results with the responsibilities of segment management and the way management evaluates our operations. Prior year segment results have been presented to be consistent with the current methodologies. Refer to Note 16, “Business Segment Information,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	2011	2010	% Change
Total revenue	$1,196,809	$1,240,172	(3.5%)
Segment earnings	194,199	213,779	(9.2%)

Total revenue of our North American Social Expression Products segment decreased approximately $43 million compared to 2010. Decreased sales of party goods due to the party goods transaction with Amscan completed in the fourth quarter of 2010 reduced total revenue by approximately $31 million during 2011. Also contributing to the decline was a decrease in gift packaging and other non-card products of approximately $13 million and a decrease in everyday card sales of approximately $8 million. SBT implementations unfavorably impacted net sales by approximately $6 million. These decreases were partially offset by the favorable impact of foreign currency translation of approximately $9 million and improved seasonal card sales of approximately $5 million.

Segment earnings decreased $19.6 million in 2011 compared to 2010. This decrease was primarily driven by the gross margin impact of lower sales volume of approximately $32 million due to the party goods transaction with Amscan in the fourth quarter of 2010 and lower sales of gift packaging and other non-card products compared to 2010. In addition, 2010 included a gain of approximately $34 million as a result of this party goods transaction, and a favorable LIFO liquidation adjustment of approximately $13 million, both of which did not recur in 2011. Incremental integration costs of approximately $6 million associated with our PRG acquisition and increases in marketing, product management and product innovation costs of approximately $8 million also had an unfavorable impact on earnings. Partially offsetting these unfavorable items were reduced supply chain costs, specifically field sales and service operations, of approximately $18 million resulting from savings achieved through the PRG integration efforts and a reduction in units shipped. In addition, inventory levels increased during the fourth quarter of 2011 related to the anticipated expanded distribution in the dollar channel, causing an overall increase in inventory levels compared to 2010. As a result, an additional amount of certain production and product related costs were absorbed into ending inventory, providing a benefit to MLOPC. Inventory decreased during 2010, causing less absorption of these production and product related costs, increasing MLOPC in 2010. The net impact of these changing inventory levels and related absorption rates was a net year-over-year MLOPC reduction of approximately $16 million. Fiscal year 2010 included impairment and severance charges related to the closure of the Kalamazoo, Michigan facility of approximately $16 million, which did not recur in 2011. The elimination of operating costs due to the wind down of our Mexican operations during the third quarter of 2010 also favorably impacted segment earnings by approximately $22 million.

International Social Expression Products Segment

(Dollars in thousands)	2011	2010	% Change
Total revenue	$261,712	$254,032	3.0%
Segment earnings	19,572	16,846	16.2%

Total revenue of our International Social Expression Products segment increased $7.7 million, or 3.0%, compared to 2010. The increase in 2011 was primarily driven by an increase in boxed cards associated with our Christmas program and favorable overall card sales.

Segment earnings increased $2.7 million, or 16.2%, from $16.8 million in 2010 to $19.5 million in 2011. This increase was attributable to higher sales, a gain on the sale of a building, reduced inventory scrap expense and reduced freight and distribution expense, partially offset by higher product costs and bad debt expense.

Retail Operations Segment

(Dollars in thousands)	2011	2010	% Change
Total revenue	$–	$11,839	(100.0%)
Segment loss	–	(35,115)	100.0%

In April 2009, we sold our retail store assets to Schurman. As a result, there was no activity in the Retail Operations segment during 2011. The 2010 results included the loss on disposition of the segment of approximately $28 million.

AG Interactive Segment

(Dollars in thousands)	2011	2010	% Change
Total revenue	$78,206	$80,446	(2.8%)
Segment earnings	13,991	11,419	22.5%

Total revenue of our AG Interactive segment decreased $2.2 million compared to 2010. During 2011, we experienced lower e-commerce revenue in our digital photography product group of approximately $1.9 million. Higher revenue from advertising and new product introductions was offset by lower subscription revenue in our online product group. At February 28, 2011, AG Interactive had approximately 3.8 million online paid subscriptions versus 3.9 million at February 28, 2010.

Segment earnings increased $2.6 million during 2011 compared to 2010. The increase was driven by the continued decrease in overhead expenses and technology costs that was being driven by ongoing efficiency and cost reduction initiatives. In addition, marketing expenses were down in 2011 compared to 2010. The 2010 results included a benefit of approximately $3 million related to the currency translation adjustment of equity that was recognized in conjunction with the liquidation of an operation in France.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items included interest expense for centrally incurred debt, domestic profit sharing expense, and stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs. In 2010, unallocated items included the settlement of a lawsuit totaling $24.0 million.

(Dollars in thousands)	2011	2010
Interest expense	$(25,304)	$(26,246)
Profit sharing expense	(9,759)	(9,338)
Stock-based compensation expense	(13,017)	(5,819)
Corporate overhead expense	(33,152)	(52,206)

Total Unallocated Loss	(81,232)	(93,609)

Liquidity and Capital Resources

Operating Activities

During the year, cash flow from operating activities provided cash of $116.5 million compared to $179.8 million in 2011, a decrease of $63.3 million. Cash flow from operating activities for 2011 compared to 2010 resulted in a decrease of $17.7 million from $197.5 million in 2010.

Accounts receivable, net of the effect of acquisitions and dispositions, was a source of cash of $9.3 million in 2012 compared to a source of cash of $15.3 million in 2011 and a use of cash of $56.1 million in 2010. As a percentage of the prior twelve months’ net sales, net accounts receivable was 6.8% at February 29, 2012 compared to 7.7% at February 28, 2011. Despite higher sales in 2012, the year-over-year fluctuation is primarily due to the timing of collections from, or credits issued to, certain customers as well the implementation of the SBT model with certain retailers which generally accelerates the collection of accounts receivable due to shorter payment terms. The use of cash in 2010 was primarily due to increased sales during the fourth quarter, the acquisitions of Recycled Paper Greetings (“RPG”) and Papyrus, and the timing of collections from certain customers.

Inventories, net of the effect of acquisitions and dispositions, were a use of cash of $23.3 million in 2012 compared to a use of cash of $13.1 million in 2011 and a source of cash of $14.9 million in 2010. The use of cash in 2012 and 2011 was primarily due to the inventory build of cards associated with expanded distribution. The source of cash in 2010 was attributable to the North American Social Expression Products segment, which lowered inventory levels for all product categories.

Other current assets, net of the effect of acquisitions and dispositions, were a source of cash of $6.4 million during 2012, compared to a use of cash of $1.9 million in 2011 and a source of cash of $16.9 million in 2010. The source of cash in 2012 compared to the use of cash in 2011 was primarily due to the use of trust assets to pay medical claim expenses as we terminated the active employees’ medical trust fund as of February 29, 2012. The large cash generation in 2010 was primarily attributable to the use of trust assets to fund active medical claim expenses.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. During 2012, payments exceeded amortization by $31.3 million. During 2011 and 2010, amortization exceeded payments by $14.3 million and $18.4 million, respectively.

Accounts payable and other liabilities, net of the effect of acquisitions and dispositions, used $13.6 million of cash in 2012, compared to uses of $31.0 million of cash in 2011 and $0.6 million in 2010. The changes from year to year were largely attributable to the difference in variable compensation payments during each year. The current year included the payment of variable compensation for the year ended February 28, 2011 and the prior year included the payment of variable compensation for the year ended February 28, 2010, where in both years ended February 28, 2011 and 2010, we exceeded our established compensation targets, which resulted in a large use of cash in 2012 and 2011. In 2010, there were minimal variable compensation payments related to our performance in the year ended February 28, 2009, as compensations targets were not met.

Other non-cash charges were $3.0 million during 2012 compared to $3.7 million in 2011 and $12.4 million in 2010. Other non-cash charges primarily included amortization of debt issuance and discount costs. In 2010, other non-cash charges also included an $8.6 million loss on foreign currency translation adjustments that were reclassified to earnings upon liquidation of our operations in Mexico and France.

Investing Activities

Investing activities used $63.0 million of cash in 2012 compared to $8.2 million cash provided in 2011 and $40.0 million cash used in 2010. The use of cash in the current year was primarily related to cash payments for capital expenditures of $70.9 million as well as business acquisitions of $5.9 million. The increase in capital expenditures compared to the prior year period related primarily to assets acquired in connection with our systems refresh project and our new world headquarters, as well as machinery and equipment purchased for our card producing facilities. During the current year, cash paid for the Watermark acquisition, net of cash acquired, was $5.9 million. Partially offsetting these uses of cash in the current year were cash receipts of $6.0 million from the sale of the land and building related to our DesignWare party goods product lines in our North American Social Expression Products segment, $4.5 million from the sale of certain minor characters in our intellectual property portfolio and approximately $2.4 million from the sale of the land, building and certain equipment associated with a distribution facility in our International Social Expression Products segment.

The source of cash during 2011 included $25.2 million received for the sale of certain assets, equipment and processes of the DesignWare party goods product lines, which occurred in the fourth quarter of 2010. 2011 also included a $5.7 million return of capital related to our investment in AAH Holdings Corporation. In addition, we received approximately $12 million related to the sale of the land and buildings associated with the closure of our Mexician facility and a manufacturing facility within the International Expression Products segment during 2011. Partially offsetting these sources of cash in 2011 were cash payments for capital expenditures of $36.3 million.

The use of cash during 2010 was primarily related to cash payments for business acquisitions of $19.3 million and capital expenditures of $26.6 million. During 2010, we acquired the Papyrus brand and its related wholesale business division from Schurman. At the same time, we sold the assets of our Retail Operations segment to Schurman and acquired an equity interest in Schurman. Cash paid, net of cash acquired was $14.0 million. Also, in 2010, we paid $5.3 million of costs related to the acquisition of RPG, which we acquired in the fourth quarter of 2009. Partially offsetting these uses of cash were proceeds of $4.7 million from the sale of our calendar and candy product lines and $1.1 million from the sale of fixed assets.

Financing Activities

Financing activities used $136.9 million of cash during 2012 compared to $117.2 million in 2011 and $86.5 million in 2010. The current year use of cash primarily related to the tender offers and redemption of our 7.375% Senior Notes due 2016 of $222.0 million, our 7.375% Notes due 2016 of $32.7 million and a charge of $9.1 million for the consent payments, tender fees, call premium and other fees associated with these transactions in the fourth quarter. Share repurchases and dividend payments also contributed to the use of the cash. We paid $72.4 million to repurchase approximately 4.4 million Class A common shares under our repurchase program and $10.1 million to purchase approximately 0.4 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. Repurchases of $2.2 million for approximately 0.1 million Class A common shares initiated at the end of 2012 were not included in the above repurchases amount in the Consolidated Statement of Cash Flows because the cash settlement for these transactions did not occur until 2013. However, this $2.2 million was included in the shares repurchase amount within our Consolidated Statement of Shareholders’ Equity under Part II, Item 8 of this Annual Report. In addition, we paid cash dividends of $23.9 million during 2012. Partially offsetting these uses of cash was a cash receipt of $225.0 million from the issuance of the 7.375% Senior Notes due 2021 in the current year fourth quarter. Refer to Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information. Also our receipt of the exercise price on stock options and excess tax benefits from share-based payment awards provided $13.6 million of cash during the current year.

The use of cash in 2011 related primarily to the repayment of the term loan under our senior secured credit facility in the amount of $99.3 million as well as share repurchases and dividend payments. During 2011, we paid $13.5 million to repurchase approximately 0.5 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation and paid dividends of $22.4 million. Partially offsetting these uses of cash was our receipt of the exercise price on stock options and excess tax benefits from share-based payment awards, which provided $21.1 million of cash during 2011.

In 2010, the cash used related primarily to net repayments of long-term debt borrowings of $62.4 million as well as share repurchases and dividend payments. During 2010, $5.8 million was paid to repurchase approximately 1.5 million Class A common shares under our repurchase program and $6.0 million was paid to repurchase approximately 0.3 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. We paid dividends totaling $19.0 million during 2010. Partially offsetting these uses of cash was our receipt of the exercise price on stock options and excess tax benefits from share-based payment awards, which provided $6.7 million of cash during 2010.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $470 million at February 29, 2012, which included our $400 million senior secured credit facility and our $70 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At February 29, 2012, we had no borrowings outstanding under the accounts receivable securitization facility or the revolving credit facility. We had, in the aggregate, $31.8 million outstanding under letters of credit, which reduced the total credit availability thereunder as of February 29, 2012.

Credit Facilities

We are a party to a $400 million credit agreement (the “Credit Agreement”), under which there were no borrowings outstanding as of February 29, 2012; however, we had $19.2 million of letters of credit outstanding as of February 29, 2012, which reduced the total credit availability thereunder.

Under the original terms of the Credit Agreement, we were permitted to borrow, on a revolving basis, up to $350 million (with an ability to increase this amount by $50 million to $400 million) during a five year term from June 11, 2010 ending on June 11, 2015. On January 18, 2012, we amended our Credit Agreement, to, among other things, extend the expiration date of the Credit Agreement from June 11, 2015, to January 18, 2017, and increase the maximum principal amount that can be borrowed, on a revolving basis, from $350 million to $400 million, with the continued ability to further increase such maximum principal amount from $400 million to $450 million, subject to customary conditions.

The amendment also:

•

decreased the applicable margin paid on U.S. dollar loans bearing interest based on the London Inter-Bank Offer Rate (“LIBOR”) and Canadian dollar loans bearing interest based on the Canadian Dollar Offer Rate, from a range of 2.25% to 3.50% per year to a range of 1.25% to 2.25%;

•

decreased the applicable margin paid on U.S. dollar loans bearing interest based on the U.S. base rate and the Canadian base rate from a range of 1.25% to 2.50% per year to a range of 0.25% to 1.25%; and

•	reduced commitment fees paid on the unused portion of the revolving credit facility from a range of 0.375% to 0.500% per annum to a range of 0.250% to 0.400%.

The obligations under our Credit Agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our personal property and each of our material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of our domestic subsidiaries and 65% of the capital stock of our first tier international subsidiaries.

The Credit Agreement also contains certain restrictive covenants that are customary for similar credit arrangements. For example, the Credit Agreement contains covenants relating to financial reporting and notification, compliance with laws, preserving existence, maintenance of books and records, how we may use proceeds from borrowings, and maintenance of properties and insurance. In addition, the Credit Agreement includes covenants that limit our ability to incur additional debt; declare or pay dividends; make distributions on or repurchase or redeem capital stock; make certain investments; enter into transactions with affiliates; grant or permit liens; sell assets; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of our assets. There are also financial performance covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement also requires us to make certain mandatory prepayments of outstanding indebtedness using the net cash proceeds received from certain dispositions, events of loss and additional indebtedness that we may incur from time to time. These restrictions are subject to customary baskets.

Accounts Receivable Facility

We are also a party to an accounts receivable facility that provides funding of up to $70 million, under which there were no borrowings outstanding as of February 29, 2012; however, outstanding letters of credit issued under the accounts receivable program totaled $12.6 million, which reduced the total credit availability thereunder. Until the facility was amended on September 21, 2011, our accounts receivable facility provided funding of up to $80 million.

Under the terms of the accounts receivable facility, we and certain of our subsidiaries sell accounts receivable to AGC Funding Corporation (our wholly-owned, consolidated subsidiary), which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides us funding similar to a revolving credit facility.

The interest rate under the accounts receivable securitization facility is based on (i) commercial paper interest rates, (ii) LIBOR rates plus an applicable margin or (iii) a rate that is the higher of the prime rate as announced by the applicable purchaser financial institution or the federal funds rate plus 0.50%. We pay an annual commitment fee that ranges from 30 to 40 basis points on the unfunded portion of the accounts receivable securitization facility, based on the level of utilization, together with customary administrative fees on letters of credit that have been issued and on outstanding amounts funded under the facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

The accounts receivable facility contains representations, warranties, covenants and indemnities customary for facilities of this type, including our obligation to maintain the same consolidated leverage ratio as is required to be maintained under our Credit Agreement.

7.375% Senior Notes Due 2021

On November 30, 2011, we closed a public offering of $225 million aggregate principal amount of 7.375% Senior Notes due 2021 (the “2021 Senior Notes”). The net proceeds from this offering were used to finance the cash tender offers for all the existing 7.375% senior notes and notes due 2016 which include the original $200.0 million of 7.375% senior unsecured notes issued on May 24, 2006 (the “Original Senior Notes”), the additional $22.0 million of 7.375% senior unsecured notes issued on February 24, 2009 (the “Additional Senior Notes,” together with the Original Senior Notes, the “2016 Senior Notes”) and the $32.7 million of 7.375% unsecured notes issued on February 24, 2009 (the “2016 Notes,” together with the 2016 Senior Notes, the “Notes”). The cash tenders were commenced on November 15, 2011, where, in the fourth quarter, we purchased $180.4 million and $24.5 million aggregate principal amount of 2016 Senior Notes and 2016 Notes, respectively, representing approximately 81% and 75% of the aggregate principal amount of the outstanding 2016 Senior Notes and 2016 Notes, respectively. On December 15, 2011, we redeemed the remaining $49.8 million of the Notes that were not repurchased pursuant to the tender offers. In connection with these transactions, we wrote off the remaining unamortized discount and deferred financing costs related to the Notes, totaling $21.7 million, as well as recorded a charge of $9.1 million for the consent payments, tender fees, call premium and other fees incurred in connection with these transactions.

The 2021 Senior Notes will mature on December 1, 2021 and bear interest at a fixed rate of 7.375% per year. The 2021 Senior Notes constitute our general unsecured senior obligations. The 2021 Senior Notes rank senior in right of payment to all our future obligations that are, by their terms, expressly subordinated in right of payment to the 2021 Senior Notes and pari passu in right of payment with all our existing and future unsecured obligations that are not so subordinated. The 2021 Senior Notes are effectively subordinated to our secured indebtedness, including borrowings under our revolving credit facility described above, to the extent of the value of the assets securing such indebtedness. The 2021 Senior Notes also contain certain restrictive covenants that are customary for similar credit arrangements, including covenants that limit our ability to incur additional debt; declare or pay dividends; make distributions on or repurchase or redeem capital stock; make certain investments; enter into transactions with affiliates; grant or permit liens; sell assets; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of our assets. These restrictions are subject to customary baskets and financial covenant tests.

The total fair value of our publicly traded debt, based on quoted market prices, was $239.6 million (at a carrying value of $225.2 million) and $237.5 million (at a carrying value of $232.7 million) at February 29, 2012 and February 28, 2011, respectively.

Throughout fiscal 2013 and thereafter, we will continue to consider all options for capital deployment including growth options, acquisitions and other investments in third parties, expanding customer relationships, expenditures or investments related to our current product leadership initiatives or other future strategic initiatives, capital expenditures, the information technology systems refresh, our new world headquarters project, the opportunity to repurchase our own shares, and, as appropriate, preserving cash.

As we have stated, our objective is to continue to expand our position as a leading creator, manufacturer and distributor of social expression products. As such, we have and expect to continue to focus our resources on our core greeting card business, developing new, and growing existing, business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. For example, during fiscal 2012, we spent approximately $15 million on incremental marketing expenses in support of our product leadership strategy, primarily related to promotional efforts around our recently developed Web site Cardstore.com, which allows consumers to purchase paper greeting cards on the Internet and then have the physical cards delivered directly to the recipient. As we seek to develop this and other digital channels of distribution, during the first half of fiscal 2013 we expect that we will continue to incur additional expenses and make additional investments to support these efforts in amounts and at a pace that is similar to our spending on these efforts during the second half of 2012. We will likely continue this spending during the second half of 2013; however, the timing and amount will depend on consumer response. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material.

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any given fiscal year and over the life of the project. During 2012, we spent approximately $25 million, including capital of approximately $19 million and expense of approximately $6 million, on these information technology systems. In addition, over roughly the next five or six years, we currently expect to spend at least an aggregate of $150 million on these information technology systems, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the life of the project, or that we will achieve the associated efficiencies or any cost savings.

During March 2011, we also announced that in fiscal 2012 we expect that we will begin to invest in the development of a world headquarters in the Northeast Ohio area. The state of Ohio has committed certain tax credits, loans and other incentives totaling up to $93.5 million to assist us in the development of a new headquarters in Ohio. We are required to make certain investments and meet other criteria to receive these incentives over time. We are currently in the early stages of the project and have not yet completed the architectural design for the new building. However, based on preliminary estimates, it is anticipated that the gross costs associated with a new world headquarters building, before any tax credit, loans or other incentives that we may receive, will be between approximately $150 million and $200 million over the next two to three years.

During 2012, we repurchased $46.6 million of our Class A common shares, representing the remaining amount authorized under the $75 million stock repurchase authorized by our Board of Directors in January 2009. Also, during 2012, we repurchased $28.0 million of our Class A common shares under the $75 million stock repurchase program announced on January 4, 2012. Under this program, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 29, 2012:

	Payment Due by Period as of February 29, 2012
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$-	$-	$-	$-	$-	$225,181	$225,181
Operating leases (1)	13,796	10,056	7,482	5,868	5,519	9,410	52,131
Commitments under customer agreements	45,891	47,407	47,865	42,088	-	-	183,251
Commitments under royalty agreements	11,652	5,598	3,721	9,583	1,200	1,100	32,854
Interest payments	17,861	17,702	17,702	17,702	17,702	83,096	171,765
Severance	5,506	1,255	-	-	-	-	6,761
Commitments under purchase agreements	4,500	4,500	4,500	-	-	-	13,500

	$99,206	$86,518	$81,270	$75,241	$24,421	$318,787	$685,443

(1)	Approximately $22.1 million of the operating lease commitments in the table above relate to retail stores acquired by Schurman that are being subleased to Schurman. The failure of Schurman to operate the retail stores successfully could have a material adverse effect on us because if Schurman is not able to comply with its obligations under the subleases, we remain contractually obligated, as primary lessee, under those leases.

The interest payments in the above table are determined assuming the same level of debt outstanding in the future years as was outstanding at February 29, 2012 under our credit agreement and accounts receivable facility at the current average interest rates for those facilities.

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 29, 2012. Also, we have provided credit support to Schurman including a guaranty of up to $12 million in favor of the lenders under Schurman’s senior revolving credit facility, and up to $10 million of subordinated financing under a loan agreement with Schurman, each as described in Notes 1 and 2 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report, which are not included in the table as no amounts have been drawn and therefore we cannot determine the amount of usage in the future.

Although we do not anticipate that contributions will be required in 2013 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001, we may make contributions in excess of the legally required minimum contribution level. Refer to Note 12 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. We do anticipate that contributions will be required beginning in fiscal 2014, but those amounts have not been determined as of February 29, 2012.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Refer to Note 1 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. The following paragraphs include a discussion of the critical areas that required a higher degree of judgment or are considered complex.

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

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain an allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to an estimate of its future value based upon expected recoverability. Losses attributed to these specific events have historically not been material. The aggregate average remaining life of our contract base is 6.6 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with ASC Topic 350 (“ASC 350”), “Intangibles—Goodwill and Other,” goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill impairment test during the fourth quarter. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units. While we may use a variety of methods to estimate fair value for impairment testing, our primary methods are discounted cash flows and a market based analysis. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures,” that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation, and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements of Level 3 fair value measurements, which become effective for interim and annual periods beginning after December 15, 2010. Our adoption of this standard did not have a material effect on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, ASU 2011-05 requires presentation of reclassification adjustments for each component of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In January 2012, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the effective date of the requirements made in ASU 2011-05 pertaining to presentation of reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-12 reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in the notes to the financial statements. The other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of these standards will have a material impact on our results of operations or financial condition, but it will affect how we present our other comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment.” ASU 2011-08 gives entities the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Only if an entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of a reporting entity is less than its carrying amount, would it be required to then perform the first step of the two-step quantitative impairment test. Otherwise, the two-step quantitative impairment testing is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In September 2011, the FASB issued ASU No. 2011-09 (“ASU 2011-09”), “Disclosures about an Employer’s Participation in a Multiemployer Plan.” ASU 2011-09 requires an employer who participates in multiemployer pension plans to provide additional disclosures to help financial statement users to better understand the plans in which an employer participates, the level of the employer’s participation in those plans and the financial health of those plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011, with early adoption permitted. Since ASU 2011-09 does not change the existing recognition and measurement guidance for an employer’s participation in a multiemployer plan, our adoption of this standard during the fourth quarter of 2012 did not impact our financial statements.

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

Derivative Financial Instruments – We had no derivative financial instruments as of February 29, 2012.

Interest Rate Exposure – We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, the majority of our debt is carried at fixed interest rates. Therefore, our overall interest rate exposure risk is minimal. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 29, 2012, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense. Under the terms of our current Credit Agreement, we have the ability to borrow significantly more floating rate debt, which, if incurred could have a material impact on interest expense in a fluctuating interest rate environment.

Foreign Currency Exposure – Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 28%, 24% and 23% of our 2012, 2011 and 2010 total revenue from continuing operations, respectively, were generated from operations outside the United States. Operations in Australia, New Zealand, Canada, the European Union and the U.K. are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates. However, for the period ended February 29, 2012, a hypothetical 10% weakening of the U.S. dollar would not materially affect our income before income tax expense.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 29, 2012 and February 28, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Greetings Corporation’s internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

April 30, 2012

CONSOLIDATED STATEMENT OF OPERATIONS

Years ended February 29, 2012, February 28, 2011 and February 28, 2010

Thousands of dollars except share and per share amounts

	2012	2011	2010
Net sales	$1,663,281	$1,565,539	$1,603,285
Other revenue	31,863	32,355	37,566

Total revenue	1,695,144	1,597,894	1,640,851
Material, labor and other production costs	741,645	682,368	713,075
Selling, distribution and marketing expenses	533,827	483,553	512,954
Administrative and general expenses	250,691	260,476	276,031
Goodwill impairment	27,154	—	—
Other operating income – net	(7,738)	(3,205)	(310)

Operating income	149,565	174,702	139,101
Interest expense	53,073	25,389	26,311
Interest income	(982)	(853)	(1,676)
Other non-operating income – net	(341)	(5,841)	(6,488)

Income before income tax expense	97,815	156,007	120,954
Income tax expense	40,617	68,989	39,380

Net income	$57,198	$87,018	$81,574

Earnings per share – basic	$1.44	$2.18	$2.07

Earnings per share – assuming dilution	$1.42	$2.11	$2.03

Average number of shares outstanding	39,624,694	39,982,784	39,467,811

Average number of shares outstanding – assuming dilution	40,288,189	41,244,903	40,159,651

Dividends declared per share	$0.60	$0.56	$0.36

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 29, 2012 and February 28, 2011

Thousands of dollars except share and per share amounts

	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,438	$215,838
Trade accounts receivable, net	113,840	119,779
Inventories	208,945	179,730
Deferred and refundable income taxes	58,118	64,898
Assets held for sale	—	7,154
Prepaid expenses and other	127,618	128,372

Total current assets	640,959	715,771
GOODWILL	—	28,903
OTHER ASSETS	509,680	436,137
DEFERRED AND REFUNDABLE INCOME TAXES	121,228	124,789
PROPERTY, PLANT AND EQUIPMENT – NET	277,597	241,649

	$1,549,464	$1,547,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$86,166	$87,105
Accrued liabilities	58,657	58,841
Accrued compensation and benefits	68,317	72,379
Income taxes payable	7,409	10,951
Deferred revenue	35,519	37,108
Other current liabilities	49,013	65,178

Total current liabilities	305,081	331,562
LONG-TERM DEBT	225,181	232,688
OTHER LIABILITIES	269,367	187,505
DEFERRED INCOME TAXES AND NONCURRENT
INCOME TAXES PAYABLE	22,377	31,736
SHAREHOLDERS’ EQUITY
Common shares – par value $1 per share:
Class A – 83,405,116 shares issued less 49,393,801 treasury shares in 2012 and 82,181,659 shares issued less 44,711,736 treasury shares in 2011	34,011	37,470
Class B – 6,066,092 shares issued less 3,223,683 treasury shares in 2012 and 6,066,092 shares issued less 3,128,841 treasury shares in 2011	2,842	2,937
Capital in excess of par value	513,163	492,048
Treasury stock	(1,020,838)	(952,206)
Accumulated other comprehensive loss	(11,830)	(2,346)
Retained earnings	1,210,110	1,185,855

Total shareholders’ equity	727,458	763,758

	$1,549,464	$1,547,249

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 29, 2012, February 28, 2011 and February 28, 2010

Thousands of dollars

	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$57,198	$87,018	$81,574
Adjustments to reconcile net income to cash flows from operating activities:
Goodwill impairment	27,154	–	–
Stock-based compensation	10,982	13,017	5,870
Net gain on dispositions	(4,500)	(254)	(6,507)
Net (gain) loss on disposal of fixed assets	(461)	(3,463)	59
Loss on extinguishment of debt	30,812	–	–
Depreciation and intangible assets amortization	39,225	41,048	45,165
Deferred income taxes	15,391	28,642	25,268
Fixed asset impairments	–	119	13,005
Other non-cash charges	3,034	3,663	12,419
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	9,271	15,296	(56,105)
Inventories	(23,321)	(13,097)	14,923
Other current assets	6,392	(1,922)	16,936
Income taxes	(11,411)	19,947	18,863
Deferred costs – net	(31,254)	14,262	18,405
Accounts payable and other liabilities	(13,560)	(31,015)	(633)
Other – net	1,586	6,538	8,248

Total Cash Flows From Operating Activities	116,538	179,799	197,490
INVESTING ACTIVITIES:
Property, plant and equipment additions	(70,943)	(36,346)	(26,550)
Cash payments for business acquisitions, net of cash acquired	(5,899)	(500)	(19,300)
Proceeds from sale of fixed assets	9,310	14,242	1,124
Proceeds from escrow related to party goods transaction	–	25,151	–
Proceeds from sale of intellectual properties	4,500	–	–
Other – net	–	5,663	4,713

Total Cash Flows From Investing Activities	(63,032)	8,210	(40,013)
FINANCING ACTIVITIES:
Increase in long-term debt	225,000	–	–
Payments associated with reduction of long-term debt	(263,787)	(98,250)	(62,350)
Decrease in short-term debt	–	(1,000)	–
Sale of stock under benefit plans	10,153	16,620	6,557
Excess tax benefits from share-based payment awards	3,468	4,512	148
Purchase of treasury shares	(82,459)	(13,521)	(11,848)
Dividends to shareholders	(23,893)	(22,354)	(19,049)
Debt issuance costs	(5,391)	(3,199)	–

Total Cash Flows From Financing Activities	(136,909)	(117,192)	(86,542)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3	7,072	6,798

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(83,400)	77,889	77,733
Cash and Cash Equivalents at Beginning of Year	215,838	137,949	60,216

Cash and Cash Equivalents at End of Year	$132,438	$215,838	$137,949

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended February 29, 2012, February 28, 2011 and February 28, 2010

Thousands of dollars except per share amounts

	Common Shares		Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Class A	Class B
BALANCE MARCH 1, 2009	$37,043	$3,499	$449,085	$(938,086)	$(67,278)	$1,059,772	$544,035
Net income	–	–	–	–	–	81,574	81,574
Other comprehensive income:
Foreign currency translation adjustment	–	–	–	–	22,467	–	22,467
Reclassification of currency translation adjustment for amounts recognized in income (net of tax of $0)	–	–	–	–	8,627	–	8,627
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $5,837)	–	–	–	–	6,366	–	6,366
Unrealized gain on available-for-sale securities (net of tax of $0)	–	–	–	–	3	–	3

Comprehensive income							119,037
Cash dividends – $0.36 per share	–	–	–	–	–	(14,124)	(14,124)
Sale of shares under benefit plans, including tax benefits	336	–	6,172	–	–	–	6,508
Purchase of treasury shares	(1,125)	(292)	–	(9,111)	–	–	(10,528)
Stock compensation expense	–	–	5,819	–	–	–	5,819
Stock grants and other	3	16	–	473	–	(328)	164

BALANCE FEBRUARY 28, 2010	36,257	3,223	461,076	(946,724)	(29,815)	1,126,894	650,911
Net income	–	–	–	–	–	87,018	87,018
Other comprehensive income:
Foreign currency translation adjustment	–	–	–	–	15,165	–	15,165
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $8,083)	–	–	–	–	12,303	–	12,303
Unrealized gain on available-for-sale securities (net of tax of $0)	–	–	–	–	1	–	1

Comprehensive income							114,487
Cash dividends – $0.56 per share	–	–	–	–	–	(22,354)	(22,354)
Sale of shares under benefit plans, including tax benefits	1,213	257	17,951	7,366	–	(5,652)	21,135
Purchase of treasury shares	–	(547)	–	(12,974)	–	–	(13,521)
Stock compensation expense	–	–	13,017	–	–	–	13,017
Stock grants and other	–	4	4	126	–	(51)	83

BALANCE FEBRUARY 28, 2011	37,470	2,937	492,048	(952,206)	(2,346)	1,185,855	763,758
Net income	–	–	–	–	–	57,198	57,198
Other comprehensive income:
Foreign currency translation adjustment	–	–	–	–	(5,006)	–	(5,006)
Reclassification of currency translation adjustment for amounts recognized in income (net of tax of $0)	–	–	–	–	2,594	–	2,594
Pension and postretirement adjustments recognized in accordance with ASC 715 (net of tax of $4,457)	–	–	–	–	(7,074)	–	(7,074)
Unrealized gain on available-for-sale securities (net of tax of $0)	–	–	–	–	2	–	2

Comprehensive income							47,714
Cash dividends – $0.60 per share	–	–	–	–	–	(23,908)	(23,908)
Sale of shares under benefit plans, including tax benefits	1,054	314	10,117	11,042	–	(8,978)	13,549
Purchase of treasury shares	(4,514)	(412)	–	(79,782)	–	–	(84,708)
Stock compensation expense	–	–	10,982	–	–	–	10,982
Stock grants and other	1	3	16	108	–	(57)	71

BALANCE FEBRUARY 29, 2012	$34,011	$2,842	$513,163	$(1,020,838)	$(11,830)	$1,210,110	$727,458

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 29, 2012, February 28, 2011 and February 28, 2010

Thousands of dollars except per share amounts

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (“American Greetings” or the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2012 refers to the year ended February 29, 2012.

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as variable interest entities (“VIE”) and the Corporation is the primary beneficiary, in which case the investments are consolidated in accordance with Accounting Standards Codification (“ASC”) Topic 810 (“ASC 810”), “Consolidation.” Investments that do not meet the above criteria are accounted for under the cost method.

The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of February 29, 2012 includes:

•	the investment in the equity of Schurman of $1,935;

•	the limited guaranty (“Liquidity Guaranty”) of Schurman’s indebtedness of $12,000;

•	normal course of business trade accounts receivable due from Schurman of $13,406, the balance of which fluctuates throughout the year due to the seasonal nature of the business;

•

the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $22,143 and $35,985 as of February 29, 2012 and February 28, 2011, respectively; and

•	the subordinated credit facility (the “Subordinated Credit Facility”) that provides Schurman with up to $10,000 of subordinated financing.

The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $12,000 of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in January 2014. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of February 29, 2012 requiring the use of the Liquidity Guaranty.

The Subordinated Credit Facility that the Corporation provides to Schurman had an initial term of nineteen months expiring on November 17, 2010, however, unless either party provides the appropriate written notice prior to the expiration of the applicable term, the facility automatically renews for periods of one year, except in the case of the last renewal, in which case the facility can only renew for the partial year ending on the facility’s expiration date of June 25, 2013. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. Borrowings under the Subordinated Credit Facility are subordinate to borrowings under Schurman’s Senior Credit Facility and the Subordinated Credit Facility includes affirmative and negative non-financial covenants and events of default customary for such financings. As of February 29, 2012, the facility was in its second annual renewal and Schurman had not borrowed under the Subordinated Credit Facility.

The April 2009 transaction with Schurman also included a $12,000 bridge guaranty (“Bridge Guaranty”) in favor of the lenders under the Senior Credit Facility, which remained in effect until Schurman was able to include inventory and other assets of the retail stores it acquired from the Corporation in its borrowing base. On April 1, 2011, the Bridge Guaranty was terminated.

In addition to the investment in the equity of Schurman, the Corporation holds an investment in the common stock of AAH Holdings Corporation (“AAH”). These two investments, totaling $12,546, are accounted for under the cost method. The Corporation is not aware of any events or changes in circumstances that had occurred during 2012 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of these investments. See Note 2 for further information.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the 2012 presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to sales returns, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowances, deferred costs and various other allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect the results of operations and the financial position in future periods.

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

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, primarily those in mass merchandising, which is comprised of three distinct channels: mass merchandisers (including discount retailers), chain drug stores and supermarkets. In addition, the Corporation sells its products through a variety of other distribution channels, including card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). The Corporation also sells greeting cards through its Cardstore.com Web site, and, from time to time, the Corporation sells its products to independent, third-party distributors. These customers are located throughout the United States, Canada, the United Kingdom, Australia and New Zealand. Net sales to the Corporation’s five largest customers accounted for approximately 42% of total revenue in 2012 and 2011 and 39% of total revenue in 2010. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14%, 15% and 14% of total revenue in 2012, 2011 and 2010, respectively. Net sales to Target Corporation accounted for approximately 14% of total revenue in 2012 and 2011 and 13% of total revenue in 2010.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral to secure their obligation to the Corporation. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss exists from a concentration of credit.

Inventories: Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (“LIFO”) cost method is used for certain domestic inventories, which approximate 80% of the total pre-LIFO consolidated inventories at February 29, 2012 and February 28, 2011, respectively. International inventories and the remaining domestic inventories principally use the first-in, first-out (“FIFO”) method except for display material and factory supplies which are carried at average cost. The Corporation allocates fixed production overhead to inventory based on the normal capacity of the production facilities. Abnormal amounts of idle facility expense, freight, handling costs and wasted material are treated as a current period expense. See Note 7 for further information.

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

Film production costs are accounted for pursuant to ASC Topic 926 (“ASC 926”), “Entertainment – Films,” and are stated at the lower of cost or net realizable value based on anticipated total revenue (“ultimate revenue”). Film production costs are generally capitalized. These costs are then recognized ratably based on the ratio of the current period’s revenue to estimated remaining ultimate revenues. Ultimate revenues are calculated in accordance with ASC 926 and require estimates and the exercise of judgment. Accordingly, these estimates are periodically updated to include the actual results achieved or new information as to anticipated revenue performance of each title.

Production expense totaled $5,985, $4,736 and $4,360 in 2012, 2011 and 2010, respectively, with no significant amounts related to changes in ultimate revenue estimates during these periods. These production costs are included in “Material, labor and other production costs” on the Consolidated Statement of Operations. Amortization of production costs totaling $3,646, $3,380 and $2,209 in 2012, 2011 and 2010, respectively, are included in “Other—net” within “Operating Activities” on the Consolidated Statement of Cash Flows. The balance of deferred film production costs was $8,405 and $9,246 at February 29, 2012 and February 28, 2011, respectively, and is included in “Other assets” on the Consolidated Statement of Financial Position. The Corporation expects to recognize amortization of approximately $2,700 of production costs during the next twelve months.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans and related interest payable on the Consolidated Statement of Financial Position. The net balance was $23,849 and $21,760 as of February 29, 2012 and February 28, 2011, respectively. The net life insurance expense, including interest expense, is included in “Administrative and general expenses” on the Consolidated Statement of Operations. The related interest expense, which approximates amounts paid, was $11,209, $12,122 and $12,207 in 2012, 2011 and 2010, respectively.

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

Property and Depreciation: Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, equipment and fixtures are computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 40 years; computer hardware and software over 3 to 10 years; machinery and equipment over 3 to 15 years; and furniture and fixtures over 8 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement. Property, plant and equipment are reviewed for impairment in accordance with ASC Topic 360 (“ASC 360”), “Property, Plant, and Equipment.” ASC 360 also provides a single accounting model for the disposal of long-lived assets. In accordance with ASC 360, assets held for sale are stated at the lower of their fair values less cost to sell or carrying amounts and depreciation is no longer recognized. See Notes 8 and 14 for further information.

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

Revenue Recognition: Sales are recognized when title and the risk of loss have been transferred to the customer, which generally occurs upon delivery.

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

The Corporation has agreements for licensing the Care Bears and Strawberry Shortcake characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives quarterly payments from the agents. Royalty revenue is generally recognized upon receipt and recorded in “Other revenue.” Revenues and expenses associated with the servicing of these agreements are summarized as follows:

	2012	2011	2010
Royalty revenue	$31,360	$32,016	$37,531

Royalty expenses:
Material, labor and other production costs	13,516	11,806	9,410
Selling, distribution and marketing expenses	11,368	14,046	17,970
Administrative and general expenses	1,748	1,697	2,050

	$26,632	$27,549	$29,430

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

Shipping and Handling Fees: The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing expenses.” Shipping and handling costs were $134,204, $119,391 and $119,989 in 2012, 2011 and 2010, respectively.

Advertising Expenses: Advertising costs are expensed as incurred. Advertising expenses were $25,718, $12,079 and $12,559 in 2012, 2011 and 2010, respectively.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures,” that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. ASU 2010-06 also provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation, and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements of Level 3 fair value measurements, which become effective for interim and annual periods beginning after December 15, 2010. The Corporation’s adoption of this standard did not have a material effect on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, ASU 2011-05 requires presentation of reclassification adjustments for each component of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In January 2012, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the effective date of the requirements made in ASU 2011-05 pertaining to presentation of reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-12 reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in the notes to the financial statements. The other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011. The Corporation does not expect that the adoption of these standards will have a material impact on its results of operations or financial condition, but it will affect how the Corporation presents its other comprehensive income.

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

In September 2011, the FASB issued ASU No. 2011-09 (“ASU 2011-09”), “Disclosures about an Employer’s Participation in a Multiemployer Plan.” ASU 2011-09 requires an employer who participates in multiemployer pension plans to provide additional disclosures to help financial statement users to better understand the plans in which an employer participates, the level of the employer’s participation in those plans and the financial health of those plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011, with early adoption permitted. Since ASU 2011-09 does not change the existing recognition and measurement guidance for an employer’s participation in a multiemployer plan, the Corporation’s adoption of this standard during the fourth quarter of 2012 did not impact its financial statements.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

Watermark Acquisition

Continuing the strategy of focusing on growing its core greeting card business, on March 1, 2011, the Corporation’s European subsidiary, UK Greetings Ltd., acquired Watermark Publishing Limited and its wholly-owned subsidiary Watermark Packaging Limited (“Watermark”). Watermark was a privately held company located in Corby, England, and is considered a leader in the United Kingdom in the innovation and design of greeting cards. Under the terms of the transaction, the Corporation acquired 100% of the equity interests of Watermark for approximately $17,069 in cash. Cash paid for Watermark, net of cash acquired, was approximately $5,899 and is reflected in investing activities on the Consolidated Statement of Cash Flows.

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

Papyrus Brand & Wholesale Business Acquisition / Retail Operations Disposition

On April 17, 2009, the Corporation sold all rights, title and interest in certain of the assets of the Corporation’s Retail Operations segment to Schurman for $6,000 in cash and Schurman’s assumption of certain liabilities related to the Retail Operations segment. The Corporation sold all 341 of its card and gift retail store assets to Schurman, which operates stores under a variety of brands, including the American Greetings, Carlton Cards and Papyrus brands. Under the terms of the transaction, the Corporation remains subject to certain of its store leases on a contingent basis by subleasing the stores to Schurman. See Note 13 for further information. Pursuant to the terms of the agreement, the Corporation also purchased from Schurman its Papyrus trademark and its wholesale business division, which supplies Papyrus brand greeting cards primarily to leading specialty, mass merchandise, grocery and drug store channels, in exchange for $18,065 in cash and the Corporation’s assumption of certain liabilities related to Schurman’s wholesale business. In addition, the Corporation agreed to provide Schurman limited credit support through the provision of the Liquidity Guaranty and the Bridge Guaranty in favor of the lenders under Schurman’s Senior Credit Facility. The Corporation also purchased shares representing approximately 15% of the issued and outstanding equity interests in Schurman for $1,935, which is included in “Other assets” on the Consolidated Statement of Financial Position. The net cash paid of $14,000 related to this transaction, which has been accounted for in accordance with ASC Topic 805, “Business Combinations,” is included in “Cash payments for business acquisitions, net of cash acquired” on the Consolidated Statement of Cash Flows.

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

Carlton Mexico Shutdown

On September 3, 2009, the Corporation made the determination to wind down the operations of Carlton México, S.A. de C.V. (“Carlton Mexico”), its subsidiary that distributed and merchandised greeting cards, gift wrap and related products for retail customers throughout Mexico. The wind down resulted in the closure of Carlton Mexico’s facility in Mexico City, Mexico, and the elimination of approximately 170 positions.

In connection with the closure of this facility, the North American Social Expression Products segment recorded charges of $6,935, including asset impairments, severance charges and other shutdown costs. Additionally, during 2010, in accordance with ASC Topic 830 (“ASC 830”), “Foreign Currency Matters,” the Corporation recognized foreign currency translation adjustments totaling $11,300 in “Other operating income – net” on the Consolidated Statement of Operations. This amount represents foreign currency adjustments attributable to Carlton Mexico that, prior to the liquidation, had been accumulated in the foreign currency translation adjustment component of equity.

Party Goods Transaction

On December 21, 2009, the Corporation entered into an asset purchase agreement under which it sold certain assets, equipment and processes used in the manufacture and distribution of party goods in the North American Social Expression Products segment to Amscan Holdings, Inc. (“Amscan”) for a purchase price of $24,880 (the “Party Goods Transaction”). Amscan is a leading designer, manufacturer and distributor of party goods and owns or franchises party good stores throughout the United States. Amscan and certain of its subsidiaries have historically purchased party goods, greeting cards and other social expression products from the Corporation. Under the terms of the Party Goods Transaction, the Corporation agreed that it would no longer manufacture party goods, but agreed to purchase party goods from Amscan. As a result of the Party Goods Transaction, on December 22, 2009, the Corporation announced its intention to wind down and close its party goods manufacturing and distribution facility in Kalamazoo, Michigan (“Kalamazoo facility”). The phase-out of manufacturing at the Kalamazoo facility, which commenced in early March 2010, was completed by May 2010 and the distribution activities at the Kalamazoo facility concluded as of December 2010. The facility was sold in October 2011. See Note 3 for further information.

In connection with the Party Goods Transaction, the Corporation also entered into various other agreements with Amscan and/or its affiliates, including a supply and distribution agreement dated December 21, 2009, with a purchase commitment of $22,500 equally spread over five years. The Corporation purchased party goods of $5,531 and $6,435 during 2012 and 2011, respectively, under this agreement. As a result of entering into the supply and distribution agreement and agreeing that Amscan will no longer be required to purchase party goods from the Corporation, the Corporation also received a warrant valued at $16,274 to purchase 740.74 shares of the common stock of AAH, Amscan’s ultimate parent corporation at one cent per share. On December 2, 2010, the Corporation received a cash distribution from AAH with respect to its warrant totaling $6,963, which was in part a return of capital that reduced the investment by $5,663 from $16,274 to $10,611. On February 10, 2011, the Corporation exercised the warrant and now owns 740.74 shares of AAH. The investment in AAH is included in “Other assets” on the Consolidated Statement of Financial Position.

Through this relationship, each company sells both Designware and Amscan branded party goods. The Corporation purchases its party goods products from Amscan and continues to distribute party goods to various channels, including to its mass merchandise, drug, grocery and specialty retail customers. In this relationship, Amscan has exclusive rights to manufacture and distribute party goods into various channels, including the party store channel.

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

During 2010, the above transactions and activities generated significant gains, losses and expenses and are reflected on the Consolidated Statement of Operations as follows:

(In millions)	Party Goods Transaction	Mexico Shutdown	Retail Disposition	Total
Net sales	$–	$0.7	$–	$0.7
Material, labor and other production costs	15.6	4.4	1.0	21.0
Selling, distribution and marketing expenses	0.2	1.0	–	1.2
Administrative and general expenses	–	0.6	–	0.6
Other operating (income) expense – net	(34.2)	11.5	28.2	5.5

	$(18.4)	$18.2	$29.2	$29.0

These gains, losses and expenses are reflected in the Corporation’s reportable segments as follows:

(In millions)
North American Social Expression Products	$(0.2)
Retail Operations	29.2

$29.0

NOTE 3 – OTHER INCOME AND EXPENSE

	2012	2011	2010
Gain on sale of intellectual properties	$(4,500)	$–	$–
Loss on disposition of retail stores	–	–	28,333
Gain on disposition of calendar product lines	–	–	(547)
Gain on disposition of candy product lines	–	–	(115)
Gain on disposition of party goods product lines	–	(254)	(34,178)
Loss on recognition of foreign currency translation adjustments	–	–	8,627
Miscellaneous	(3,238)	(2,951)	(2,430)

Other operating income – net	$(7,738)	$(3,205)	$(310)

In June 2011, the Corporation sold certain minor character properties and recognized a gain of $4,500. The proceeds of $4,500 are included in “Proceeds from sale of intellectual properties” on the Consolidated Statement of Cash Flows.

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

	2012	2011	2010
Foreign exchange loss (gain)	$1,314	$224	$(4,746)
Rental income	(1,217)	(1,232)	(1,194)
(Gain) loss on asset disposal	(461)	(3,463)	59
Miscellaneous	23	(1,370)	(607)

Other non-operating income – net	$(341)	$(5,841)	$(6,488)

In October 2011, the Corporation sold the land and buildings relating to its party goods product lines in the North American Social Expression Products segment that were previously included in “Assets held for sale” on the Consolidated Statement of Financial Position and recorded a gain of approximately $393. The cash proceeds of $6,000 received from the sale of the assets are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

In June 2011, the Corporation sold the land, building and certain equipment associated with a distribution facility in the International Social Expression Products segment that were previously included in “Assets held for sale” on the Consolidated Statement of Financial Position and recorded a gain of approximately $500. The cash proceeds of approximately $2,400 received from the sale of the assets are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

The Corporation sold the land and building associated with its Mexican operations within the North American Social Expression Products segment in August 2010 and a manufacturing facility within the International Social Expression Products segment in January 2011, and recorded gains upon disposal of approximately $1,000 and $2,819, respectively. Both assets were previously included in “Assets held for sale” at net book values on the Consolidated Statement of Financial Position as of February 28, 2011 and 2010. The cash proceeds received from the sale of the Mexican assets and the manufacturing facility of $2,000 and $9,952, respectively, are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

“Miscellaneous” includes, among other things, income/loss from equity securities. In 2011, miscellaneous included $1,300 of dividend income related to the Corporation’s investment in AAH.

NOTE 4 – EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share-assuming dilution:

	2012	2011	2010
Numerator (thousands):
Net income	$57,198	$87,018	$81,574

Denominator (thousands):
Weighted average shares outstanding	39,625	39,983	39,468
Effect of dilutive securities:
Share-based payment awards	663	1,262	692

Weighted average shares outstanding – assuming dilution	40,288	41,245	40,160

Earnings per share	$1.44	$2.18	$2.07

Earnings per share – assuming dilution	$1.42	$2.11	$2.03

Approximately 2.5 million, 3.1 million and 5.7 million stock options in 2012, 2011 and 2010, respectively, were excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective years.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The balance of accumulated other comprehensive income (loss) consisted of the following components:

	February 29, 2012	February 28, 2011
Foreign currency translation adjustments	$23,609	$26,021
Pension and postretirement benefits adjustments, net of tax (See Note 12)	(35,443)	(28,369)
Unrealized investment gain, net of tax	4	2

	$(11,830)	$(2,346)

NOTE 6 – CUSTOMER ALLOWANCES AND DISCOUNTS

In the normal course of business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The agreements are negotiated individually to meet competitive situations and, therefore, while some aspects of the agreements may be similar, important contractual terms may vary. Under these agreements, the customer may receive allowances and discounts including rebates, marketing allowances and various other allowances and discounts. These amounts are recorded as reductions of gross accounts receivable or included in accrued liabilities and are recognized as reductions of net sales when earned. These amounts are earned by the customer as product is purchased from the Corporation and are recorded based on the terms of individual customer contracts.

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	February 29, 2012	February 28, 2011
Allowance for seasonal sales returns	$34,285	$34,058
Allowance for outdated products	10,976	8,264
Allowance for doubtful accounts	4,480	5,374
Allowance for marketing funds	26,679	25,631
Allowance for rebates	27,648	24,920

	$104,068	$98,247

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $13,698 and $11,913 as of February 29, 2012 and February 28, 2011, respectively.

NOTE 7 – INVENTORIES

	February 29, 2012	February 28, 2011
Raw materials	$17,565	$21,248
Work in process	9,452	6,476
Finished products	242,767	212,056

	269,784	239,780
Less LIFO reserve	81,077	78,358

	188,707	161,422
Display material and factory supplies	20,238	18,308

	$208,945	$179,730

There were no material LIFO liquidations in 2012 and 2011. During 2010, inventory quantities declined resulting in the liquidation of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidation on material, labor and other production costs was approximately $13,000. Inventory held on location for retailers with SBT arrangements, which is included in finished products, totaled approximately $52,000 and $42,000 as of February 29, 2012 and February 28, 2011, respectively.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

	February 29, 2012	February 28, 2011
Land	$17,727	$10,552
Buildings	186,205	176,879
Capitalized software	240,424	221,564
Equipment and fixtures	456,423	440,557

	900,779	849,552
Less accumulated depreciation	623,182	607,903

	$277,597	$241,649

During 2012, the Corporation disposed of approximately $19,000 of property, plant and equipment that included accumulated depreciation of approximately $18,000. During 2011, the Corporation disposed of approximately $27,000 of property, plant and equipment with accumulated depreciation of approximately $24,000.

During the fourth quarter of 2010, primarily due to the sale of the party goods product lines, impairment charges of $12,206 were recorded in “Material, labor and other production costs” on the Consolidated Statement of Operations.

Depreciation expense totaled $34,210, $36,465 and $39,640 in 2012, 2011 and 2010, respectively.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350, the Corporation is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. During the fourth quarter of 2012, the Corporation’s market capitalization significantly declined as a result of decreases in its stock price. In connection with the preparation of its annual financial statements, the Corporation concluded the decline in the stock price and market capitalization were indicators of potential impairment which required the performance of an impairment analysis. Based on this analysis, it was determined that the fair values of the North American Social Expression Products segment, which is also the reporting unit, and the Corporation’s reporting unit located in the United Kingdom (the “UK Reporting Unit”) within the International Social Expression Products segment, were less than their carrying values. As a result, the Corporation recorded goodwill impairment charges of $21,254 and $5,900, which include all of the goodwill for the North American Social Expression Products segment and the UK Reporting Unit, respectively.

During 2011, the Corporation completed the required annual impairment test of goodwill as of the end of the third quarter and based on the results of the testing, no impairment charges were recorded.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the years ended February 29, 2012 and February 28, 2011 by segment is as follows:

	North American Social Expression Products	International Social Expression Products	Total
Balance at February 28, 2010	$26,474	$4,632	$31,106
Adjustment related to income taxes	(2,509)	–	(2,509)
Currency translation	–	306	306

Balance at February 28, 2011	23,965	4,938	28,903
Adjustment related to income taxes	(2,711)	–	(2,711)
Acquisition	–	1,036	1,036
Impairment	(21,254)	(5,900)	(27,154)
Currency translation	–	(74)	(74)

Balance at February 29, 2012	$–	$–	$–

The above adjustment related to income taxes totaling $2,711 and $2,509 for 2012 and 2011, respectively, is a reduction related to second component goodwill, which results in a reduction of goodwill for financial reporting purposes when amortized for tax purposes. At the date of the acquisition of Recycled Paper Greetings, Inc. (“RPG”) during 2009, there were two components of tax-deductible goodwill specifically related to the operations of RPG. The first component of tax-deductible goodwill of approximately $28,170 is related to goodwill for financial reporting purposes, and this asset will generate deferred income taxes in the future as the asset is amortized for income tax purposes. The second component of tax-deductible goodwill of approximately $89,806 is the amount of tax deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with ASC Topic 740, “Income Taxes,” the tax benefits associated with this excess can be applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes in the future, if and when such tax benefits are realized for income tax purposes.

At February 29, 2012 and February 28, 2011, intangible assets, net of accumulated amortization, were $40,279 and $43,049, respectively. The following table presents information about these intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	February 29, 2012			February 28, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite useful lives:
Tradenames	$6,200	$–	$6,200	$6,200	$–	$6,200

Subtotal	6,200	–	6,200	6,200	–	6,200
Intangible assets with finite useful lives:
Patents	4,953	(3,730)	1,223	4,616	(3,558)	1,058
Trademarks	11,702	(9,789)	1,913	10,901	(9,097)	1,804
Artist relationships	19,230	(4,824)	14,406	19,230	(3,201)	16,029
Customer relationships	25,262	(12,671)	12,591	24,886	(11,672)	13,214
Other	19,074	(15,128)	3,946	18,586	(13,842)	4,744

Subtotal	80,221	(46,142)	34,079	78,219	(41,370)	36,849

Total	$86,421	$(46,142)	$40,279	$84,419	$(41,370)	$43,049

The Corporation completed the required annual impairment test of indefinite-lived intangible assets in the fourth quarter of 2012 and 2011 and based on the results of the testing, no impairment charges were recorded.

Amortization expense for intangible assets totaled $5,015, $4,583 and $5,533 in 2012, 2011 and 2010, respectively. Estimated annual amortization expense for the next five years will approximate $4,999 in 2013, $4,335 in 2014, $3,462 in 2015, $3,186 in 2016 and $2,695 in 2017.

NOTE 10 – DEFERRED COSTS

In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The agreements are negotiated individually to meet competitive situations and, therefore, while some aspects of the agreements may be similar, important contractual terms may vary. Under these agreements, the customer may receive a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from the Corporation over the stated term of the agreement or the minimum purchase volume commitment. In the event an agreement is not completed, in most instances, the Corporation has a claim for unearned advances under the agreement. The agreements may or may not specify the Corporation as the sole supplier of social expression products to the customer.

A portion of the total consideration may not be paid by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” on the Consolidated Statement of Financial Position and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains an allowance for deferred costs related to supply agreements of $10,000 and $10,700 at February 29, 2012 and February 28, 2011, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Deferred costs and future payment commitments were as follows:

	February 29, 2012	February 28, 2011
Prepaid expenses and other	$94,071	$88,352
Other assets	395,397	327,311

Deferred cost assets	489,468	415,663
Other current liabilities	(45,891)	(64,116)
Other liabilities	(137,360)	(76,301)

Deferred cost liabilities	(183,251)	(140,417)

Net deferred costs	$306,217	$275,246

A summary of the changes in the carrying amount of the Corporation’s net deferred costs during the years ended February 29, 2012, February 28, 2011 and February 28, 2010 is as follows:

Balance at February 28, 2009	$303,007
Payments	84,345
Amortization	(102,750)
Currency translation	3,363

Balance at February 28, 2010	287,965
Payments	83,919
Amortization	(98,181)
Currency translation	1,543

Balance at February 28, 2011	275,246
Payments	134,247
Amortization	(102,993)
Currency translation	(283)

Balance at February 29, 2012	$306,217

NOTE 11 – DEBT

There was no debt due within one year as of February 29, 2012 and February 28, 2011.

Long-term debt and their related calendar year due dates, net of unamortized discounts which totaled $0 and $22,179 as of February 29, 2012 and February 28, 2011, respectively, were as follows:

	February 29, 2012	February 28, 2011
7.375% senior notes, due 2021	$225,000	$-
7.375% senior notes, due 2016	-	213,077
7.375% notes, due 2016	-	19,430
6.10% senior notes, due 2028	181	181

	$225,181	$232,688

The Corporation also provides financing for certain transactions with some of its vendors, which includes a combination of various guaranties and letters of credit. At February 29, 2012, the Corporation had credit arrangements to support the letters of credit in the amount of $121,828 with $31,791 of credit outstanding.

Aggregate maturities of long-term debt, by fiscal year, are as follows:

2013	$-
2014	-
2015	-
2016	-
2017	-
Thereafter	225,181

$225,181

7.375% Senior Notes Due 2021

On November 30, 2011, the Corporation closed a public offering of $225,000 aggregate principal amount of 7.375% Senior Notes due 2021 (the “2021 Senior Notes”). The net proceeds from this offering were used to finance or redeem the cash tender offers for all the existing 7.375% senior notes and notes due 2016 which include the original $200,000 of 7.375% senior unsecured notes issued on May 24, 2006 (the “Original Senior Notes”), the additional $22,000 of 7.375% senior unsecured notes issued on February 24, 2009 (the “Additional Senior Notes,” together with the Original Senior Notes, the “2016 Senior Notes”) and the $32,686 of 7.375% unsecured notes issued on February 24, 2009 (the “2016 Notes,” together with the 2016 Senior Notes, the “Notes”). The cash tenders were commenced on November 15, 2011, where, in the fourth quarter, the Corporation purchased $180,358 and $24,514 aggregate principal amount of 2016 Senior Notes and 2016 Notes, respectively, representing approximately 81% and 75% of the aggregate principal amount of the outstanding 2016 Senior Notes and 2016 Notes, respectively. On December 15, 2011, the Corporation redeemed the remaining $49,814 of the Notes that were not repurchased pursuant to the tender offers. In connection with these transactions, the Corporation wrote off the remaining unamortized discount and deferred financing costs related to the Notes, totaling $21,711, as well as recorded a charge of $9,101 for the consent payments, tender fees, call premium and other fees. Both amounts totaling $30,812 are included in “Interest expense” on the Consolidated Statement of Operations.

The 2021 Senior Notes will mature on December 1, 2021 and bear interest at a fixed rate of 7.375% per year. The 2021 Senior Notes constitute general unsecured senior obligations of the Corporation. The 2021 Senior Notes rank senior in right of payment to all future obligations of the Corporation that are, by their terms, expressly subordinated in right of payment to the 2021 Senior Notes and pari passu in right of payment with all existing and future unsecured obligations of the Corporation that are not so subordinated. The 2021 Senior Notes are effectively subordinated to secured indebtedness of the Corporation, including borrowings under its revolving credit facility described below, to the extent of the value of the assets securing such indebtedness. The 2021 Senior Notes also contain certain restrictive covenants that are customary for similar credit arrangements, including covenants that limit the Corporation’s ability to incur additional debt; declare or pay dividends; make distributions on or repurchase or redeem capital stock; make certain investments; enter into transactions with affiliates; grant or permit liens; sell assets; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of the Corporation’s assets. These restrictions are subject to customary baskets and financial covenant tests.

The total fair value of the Corporation’s publicly traded debt, based on quoted market prices, was $239,562 (at a carrying value of $225,181) and $237,453 (at a carrying value of $232,688) at February 29, 2012 and February 28, 2011, respectively.

Credit Facility

The Corporation is a party to a $400,000 credit agreement (the “Credit Agreement”), under which there were no borrowings outstanding as of February 29, 2012 and February 28, 2011; however, the Corporation had $19,240 of letters of credit outstanding as of February 29, 2012, which reduced the total credit availability thereunder.

Under the original terms of the Credit Agreement, the Corporation was permitted to borrow, on a revolving basis, up to $350,000 (with an ability to increase this amount by $50,000 to $400,000) during a five year term from June 11, 2010 ending on June 11, 2015. On January 18, 2012, the Corporation amended its Credit Agreement, to, among other things, extend the expiration date of the Credit Agreement from June 11, 2015 to January 18, 2017, and increase the maximum principal amount that can be borrowed, on a revolving basis, from $350,000 to $400,000, with the continued ability to further increase such maximum principal amount from $400,000 to $450,000, subject to customary conditions.

The amendment also:

•

decreased the applicable margin paid on U.S. dollar loans bearing interest based on the London Inter-Bank Offer Rate (“LIBOR”) and Canadian dollar loans bearing interest based on the Canadian Dollar Offer Rate, from a range of 2.25% to 3.50% per year to a range of 1.25% to 2.25%;

•

decreased the applicable margin paid on U.S. dollar loans bearing interest based on the U.S. base rate and the Canadian base rate from a range of 1.25% to 2.50% per year to a range of 0.25% to 1.25%; and

•	reduced commitment fees paid on the unused portion of the revolving credit facility from a range of 0.375% to 0.500% per annum to a range of 0.250% to 0.400%.

The obligations under the Credit Agreement are guaranteed by the Corporation’s material domestic subsidiaries and are secured by substantially all of the personal property of the Corporation and each of its material domestic subsidiaries, including a pledge of all of the capital stock in substantially all of the Corporation’s domestic subsidiaries and 65% of the capital stock of the Corporation’s first tier international subsidiaries.

The Credit Agreement also contains certain restrictive covenants that are customary for similar credit arrangements. For example, the Credit Agreement contains covenants relating to financial reporting and notification, compliance with laws, preserving existence, maintenance of books and records, how the Corporation may use proceeds from borrowings, and maintenance of properties and insurance. In addition, the Credit Agreement includes covenants that limit the Corporation’s ability to incur additional debt; declare or pay dividends; make distributions on or repurchase or redeem capital stock; make certain investments; enter into transactions with affiliates; grant or permit liens; sell assets; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of the Corporation’s assets. There are also financial performance covenants that require the Corporation to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement also requires the Corporation to make certain mandatory prepayments of outstanding indebtedness using the net cash proceeds received from certain dispositions, events of loss and additional indebtedness that the Corporation may incur from time to time. These restrictions are subject to customary baskets.

Accounts Receivable Facility

The Corporation is also a party to an accounts receivable facility that provides funding of up to $70,000, under which there were no borrowings outstanding as of February 29, 2012 and February 28, 2011; however, outstanding letters of credit issued under the accounts receivable program totaled $12,551 as of February 29, 2012, which reduced the total credit availability thereunder. Until the facility was amended on September 21, 2011, the account receivable facility provided funding of up to $80 million.

Under the terms of the accounts receivable facility, the Corporation and certain of its subsidiaries sell accounts receivable to AGC Funding Corporation (a wholly-owned, consolidated subsidiary of the Corporation), which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility.

The interest rate under the accounts receivable securitization facility is based on (i) commercial paper interest rates, (ii) LIBOR rates plus an applicable margin or (iii) a rate that is the higher of the prime rate as announced by the applicable purchaser financial institution or the federal funds rate plus 0.50%. AGC Funding pays an annual commitment fee that ranges from 30 to 40 basis points on the unfunded portion of the accounts receivable securitization facility, based on the level of utilization, together with customary administrative fees on letters of credit that have been issued and on outstanding amounts funded under the facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

The accounts receivable facility contains representations, warranties, covenants and indemnities customary for facilities of this type, including the obligation of the Corporation to maintain the same consolidated leverage ratio as it is required to maintain under its Credit Agreement.

At February 29, 2012, the Corporation was in compliance with its financial covenants under the borrowing agreements described above.

Interest paid in cash on short-term and long-term debt was $34,946 in 2012, $21,637 in 2011 and $23,294 in 2010.

NOTE 12 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The Corporation has a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $9,401, $9,759 and $9,338 for 2012, 2011 and 2010, respectively. In addition, the Corporation matches a portion of 401(k) employee contributions. The Corporation’s matching contributions were $5,976, $4,875 and $4,787 for 2012, 2011 and 2010, respectively.

The Corporation also has a defined contribution plan for its European subsidiary which covers the employees in the United Kingdom. Under this plan, the employees contribute to the plan and the Corporation matches a portion of the employee contributions. The Corporation’s matching contributions were $2,012, $1,226 and $1,745 for 2012, 2011 and 2010, respectively.

The Corporation also participates in a multiemployer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multiemployer plan, representing contributions to the plan, was $513, $467 and $417 in 2012, 2011 and 2010, respectively.

The Corporation has nonqualified deferred compensation plans that provide certain officers and directors with the opportunity to defer receipt of compensation and director fees, respectively, including compensation received in the form of the Corporation’s common shares. The Corporation generally funds these deferred compensation liabilities by making contributions to a rabbi trust. On December 8, 2011, the Corporation froze the deferred compensation plans. Accordingly, participants are no longer permitted to make new deferral elections, although deferral elections previously made will continue to be honored and amounts already deferred may be re-deferred in accordance with deferred compensation plans. In accordance with ASC Topic 710-10-25, “Compensation – Recognition – Deferred Compensation – Rabbi Trusts,” both the trust assets and the related obligation associated with deferrals of the Corporation’s common shares are recorded in equity at cost and offset each other. There were approximately 0.2 million common shares in the trust at February 29, 2012 with a cost of $2,772 compared to approximately 0.2 million common shares with a cost of $3,368 at February 28, 2011.

In 2001, in connection with its acquisition of Gibson Greetings, Inc. (“Gibson”), the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Gibson Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Gibson Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Gibson Retirement Plan has a measurement date of February 28 or 29. No contributions were made to the plan in either 2012 or 2011. The Gibson Retirement Plan was underfunded at February 29, 2012 and February 28, 2011.

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

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time United States employees who meet certain age, service and other requirements. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The Corporation maintains a trust for the payment of retiree health care benefits. This trust is funded at the discretion of management. The plan has a measurement date of February 28 or 29. The Corporation made changes to its postretirement health care plan in 2011 by reducing the employer subsidy by the Corporation for certain groups as well as removing the death coverage for the spouses of active employees and removing the disability coverage for disabled employees unless the employee was already eligible for retiree medical coverage at the time of death or disability, respectively.

The following table sets forth summarized information on the defined benefit pension plans and postretirement benefits plan:

	Pension Plans		Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$170,160	$162,845	$91,035	$110,921
Service cost	1,106	957	726	2,290
Interest cost	8,353	8,757	3,929	6,014
Participant contributions	29	28	4,585	4,165
Retiree drug subsidy payments	-	-	1,072	1,670
Plan amendments	924	198	-	(7,263)
Actuarial loss (gain)	15,310	5,825	(10,726)	(18,639)
Benefit payments	(11,036)	(10,567)	(8,277)	(8,123)
Settlements	-	52	-	-
Currency exchange rate changes	(502)	2,065	-	-

Benefit obligation at end of year	184,344	170,160	82,344	91,035
Change in plan assets:
Fair value of plan assets at beginning of year	107,881	102,092	66,935	66,928
Actual return on plan assets	7,172	11,311	(1,301)	7,130
Employer contributions	2,736	3,187	(4,379)	(3,165)
Participant contributions	29	28	4,585	4,165
Benefit payments	(11,036)	(10,567)	(8,277)	(8,123)
Settlements	-	52	-	-
Currency exchange rate changes	(441)	1,778	-	-

Fair value of plan assets at end of year	106,341	107,881	57,563	66,935

Funded status at end of year	$(78,003)	$(62,279)	$(24,781)	$(24,100)

Amounts recognized on the Consolidated Statement of Financial Position consist of the following:

	Pension Plans		Postretirement Benefits
	2012	2011	2012	2011
Accrued compensation and benefits	$(2,257)	$(2,347)	$-	$-
Other liabilities	(75,746)	(59,932)	(24,781)	(24,101)

Net amount recognized	$(78,003)	$(62,279)	$(24,781)	$(24,101)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss (gain)	$69,632	$56,938	$(3,081)	$1,268
Net prior service cost (credit)	1,531	847	(8,855)	(11,316)
Net transition obligation	37	43	-	-

Accumulated other comprehensive loss (income)	$71,200	$57,828	$(11,936)	$(10,048)

For the defined benefit pension plans, the estimated net loss, prior service cost and transition obligation that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $3,256, $240 and $6, respectively. For the postretirement benefit plan, the estimated net gain and prior service credit that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are approximately $0 and ($2,750), respectively.

The following table presents significant weighted-average assumptions to determine benefit obligations and net periodic benefit cost:

	Pension Plans		Postretirement Benefits
	2012	2011	2012	2011
Weighted average discount rate used to determine:
Benefit obligations at measurement date
U.S.	4.00-4.25%	5.25%	4.00%	5.50%
International	4.45%	5.15%	N/A	N/A
Net periodic benefit cost
U.S.	5.25%	5.50-5.75%	5.50%	5.75%
International	5.15%	5.50%	N/A	N/A
Expected long-term return on plan assets:
U.S.	7.00%	7.00%	7.00%	7.00%
International	5.50%	5.50%	N/A	N/A
Rate of compensation increase:
U.S.	6.50%	6.50%	N/A	N/A
International	3.00%	3.00%	N/A	N/A
Health care cost trend rates:
For year following February 28 or 29	N/A	N/A	9.50%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year the rate reaches the ultimate trend rate	N/A	N/A	2021	2021

For 2012, the net periodic pension cost for the pension plans was based on long-term asset rates of return as noted above. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

For 2012, the Corporation assumed a long-term asset rate of return of 7% to calculate the expected return for the postretirement benefit plan. In developing the 7% expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical compounded returns for such asset classes.

	$177,489	$177,489
	2012	2011
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$210	$915
Accumulated postretirement benefit obligation	3,854	7,571

Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(184)	(739)
Accumulated postretirement benefit obligation	(3,332)	(6,030)

The following table presents selected pension plan information:

	2012	2011
For all pension plans:
Accumulated benefit obligation	$177,489	$164,823

For pension plans that are not fully funded:
Projected benefit obligation	184,041	170,160
Accumulated benefit obligation	177,186	164,823
Fair value of plan assets	106,038	107,881

A summary of the components of net periodic benefit cost for the pension plans is as follows:

	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$1,106	$957	$730
Interest cost	8,353	8,757	9,279
Expected return on plan assets	(6,858)	(6,588)	(5,637)
Amortization of transition obligation	6	6	6
Amortization of prior service cost	240	178	261
Amortization of actuarial loss	2,126	133	1,942
Settlements	-	(3)	126

Net periodic benefit cost	4,973	3,440	6,707
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	14,996	1,175	6,069
Prior service cost	924	198	53
Amortization of prior service cost	(240)	(178)	(261)
Amortization of actuarial loss	(2,126)	(133)	(1,942)
Amortization of transition obligation	(6)	(6)	(6)
Settlements	-	3	(126)

Total recognized in other comprehensive income	13,548	1,059	3,787

Total recognized in net periodic benefit cost and other comprehensive income	$18,521	$4,499	$10,494

A summary of the components of net periodic benefit cost for the postretirement benefit plan is as follows:

	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$726	$2,290	$2,365
Interest cost	3,929	6,014	7,359
Expected return on plan assets	(4,310)	(4,503)	(4,107)
Amortization of prior service credit	(2,461)	(7,712)	(7,418)
Amortization of actuarial (gain) loss	(766)	1,078	2,386

Net periodic benefit cost	(2,882)	(2,833)	585
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial gain	(5,115)	(21,265)	(21,723)
Prior service credit added during the year	-	(7,263)	-
Amortization of actuarial loss (gain)	766	(1,078)	(2,386)
Amortization of prior service credit	2,461	7,712	7,418

Total recognized in other comprehensive income	(1,888)	(21,894)	(16,691)

Total recognized in net periodic benefit cost and other comprehensive income	$(4,770)	$(24,727)	$(16,106)

At February 29, 2012 and February 28, 2011, the assets of the plans are held in trust and allocated as follows:

	Pension Plans		Postretirement Benefits
	2012	2011	2012	2011	Target Allocation
Equity securities:
U.S.	51%	51%	30%	43%	15%-30%
International	31%	31%	N/A	N/A	N/A
Debt securities:
U.S.	48%	48%	69%	54%	65%-85%
International	64%	67%	N/A	N/A	N/A
Cash and cash equivalents:
U.S.	1%	1%	1%	3%	0%-15%
International	5%	2%	N/A	N/A	N/A

As of February 29, 2012, the investment policy for the U.S. pension plans targets an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due. The investment policy for the international pension plans targets an approximately 30/65/5 distribution between equity securities, debt securities and cash and cash equivalents.

The investment policy for the postretirement benefit plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed, with debt securities averaging approximately 2.5 years to maturity with a credit rating of ‘A’ or better. This policy is subject to review and change.

The following table summarizes the fair value of the defined benefit pension plan assets at February 29, 2012:

	Fair value at February 29, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$710	$-	$710
Equity securities (collective funds)	41,322	-	41,322
Fixed-income funds	39,510	-	39,510
International plans:
Short-term investments	1,163	-	1,163
Equity securities (collective funds)	7,753	-	7,753
Fixed-income funds	15,883	-	15,883

Total:	$106,341	$-	$106,341

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2011:

	Fair value at February 28, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$689	$-	$689
Equity securities (collective funds)	42,776	-	42,776
Fixed-income funds	40,717	-	40,717
International plans:
Short-term investments	639	-	639
Equity securities (collective funds)	7,191	-	7,191
Fixed-income funds	15,869	-	15,869

Total:	$107,881	$-	$107,881

The following table summarizes the fair value of the postretirement benefit plan assets at February 29, 2012:

	Fair value at February 29, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$849	$-	$849
Equity securities (common stocks)	17,245	17,245	-
Fixed-income funds	39,469	-	39,469

Total:	$57,563	$17,245	$40,318

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2011:

	Fair value at February 28, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$1,176	$-	$1,176
Equity securities (common stocks)	29,229	29,229	-
Fixed-income funds	36,530	-	36,530

Total:	$66,935	$29,229	$37,706

Short-term investments:    Short-term investments, which are primarily money market funds, are valued based on exit prices or net asset values. These investments are generally classified as Level 2 since the valuations use observable inputs.

Equity securities:    The fair value of collective funds is valued at the closing net asset value or at the executed exchange trade prices. Pricing for these securities is typically provided by a recognized pricing service. Generally, these collective fund investments are classified as Level 2 because the valuations are based on observable inputs. Common stock is valued at the closing price reported on the active market on which the individual securities are traded. The investment in common stocks is classified as Level 1 because a quoted price in an active market is available.

Fixed-income funds:    Fixed income funds primarily consist of U.S. and foreign-issued corporate notes and bonds, convertible bonds, asset-backed securities, government agency obligations, government obligations, municipal bonds and interest-bearing commercial paper. The fair value of these securities is valued using evaluated prices provided by a recognized pricing service. Because the evaluated prices are based on observable inputs, such as dealer quotes, available trade information, spread, bids and offers, prepayment speeds, U.S. Treasury curves and interest rate movements, securities in this category are classified as Level 2.

Although the Corporation does not anticipate that contributions to the Gibson Retirement Plan will be required in 2013, it may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Corporation are not expected to exceed deductible limits in accordance with Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute $2,111 to the Supplemental Executive Retirement Plan in 2013. The plan is a nonqualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

In addition, the Corporation expects to contribute $200 to the postretirement benefit plan in 2013.

The benefits expected to be paid out are as follows:

	Pension Plans	Postretirement Benefits
		Excluding Effect of Medicare Part D Subsidy	Including Effect of Medicare Part D Subsidy
2013	$11,024	$5,325	$4,610
2014	11,230	5,370	4,703
2015	11,315	5,454	4,730
2016	11,161	5,547	4,754
2017	11,496	5,584	5,390
2018 – 2022	57,264	27,996	27,046

NOTE 13 – LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are approximately 10 years. Rental expense under operating leases for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 is as follows:

	2012	2011	2010
Gross rentals	$30,641	$33,452	$47,473
Sublease rentals	(11,332)	(16,387)	(24,891)

Net rental expense	$19,309	$17,065	$22,582

At February 29, 2012, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2013	$13,796
2014	10,056
2015	7,482
2016	5,868
2017	5,519
Later years	9,410

52,131
Sublease rentals	(22,143)

Net rentals	$29,988

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

NOTE 14 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The following table summarizes the financial assets measured at fair value as of the measurement date, February 29, 2012, and the basis for that measurement, by level within the fair value hierarchy:

	Balance as of February 29, 2012	Quoted prices in active markets for identical assets and liabilities (Level 1)	Quoted prices in active markets for similar assets and liabilities (Level 2)	Significant unobservable inputs (Level 3)
Assets measured on a recurring basis:
Deferred compensation plan assets(1)	$9,198	$9,198	$-	$-

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

As of February 29, 2012, the active employees’ medical plan trust was terminated. During the prior year, the fair value of the investments in the active employees’ medical plan trust was considered a Level 1 valuation as it was based on the quoted market value per share of each individual security investment in an active market.

The deferred compensation plan includes mutual fund assets. Assets held in mutual funds were recorded at fair value, which was considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. Although the Corporation is under no obligation to fund employees’ nonqualified accounts, the fair value of the related nonqualified deferred compensation liability is based on the fair value of the mutual fund assets.

Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. During the fourth quarter of 2010, assets held for sale relating to the Corporation’s party goods product lines were written down to fair value of $5,875, less cost to sell of $318, or $5,557. This resulted in an impairment charge of $8,379, which was recorded in “Material, labor and other production costs” on the Consolidated Statement of Operations. The assets held for sale included land and buildings related to the Kalamazoo facility within the North American Social Expression Products segment. During the fourth quarter of 2011, these assets were subsequently re-measured, at fair value less cost to sell, and an additional impairment charge of $275 was recorded. The fair value of the assets held for sale was considered a Level 2 valuation as it was based on observable selling prices for similar assets that were sold within the past twelve to eighteen months. These assets related to the party good product lines were sold in the third quarter of 2012.

NOTE 15 – COMMON SHARES AND STOCK BASED COMPENSATION

At February 29, 2012 and February 28, 2011, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B common shares.

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

Under the Corporation’s stock option plans, when options to purchase common shares are granted to directors, officers or other key employees, they are granted at the then-current market price. In general, subject to continuing service, options become exercisable commencing twelve months after the date of grant in annual installments and expire over a period of not more than ten years from the date of grant. The Corporation generally issues new shares when options to purchase Class A common shares are exercised and treasury shares when options to purchase Class B common shares are exercised. There were no stock options granted during 2012.

Stock option transactions and prices are summarized as follows:

	Number of Class A Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2011	4,526,821	$20.12	6.0	$14,278
Granted	-	-
Exercised	(682,297)	23.25
Expired	(32,391)	20.67
Forfeited	(214,706)	24.72

Outstanding at February 29, 2012	3,597,427	$20.96	5.2	$3,375

Exercisable at February 29, 2012	3,339,219	$20.69	5.2	$3,375

	Number of Class B Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2011	1,166,395	$19.96	5.7	$2,578
Granted	-	-
Exercised	(245,250)	24.60
Expired	(63,564)	22.26
Forfeited	-	-

Outstanding at February 29, 2012	857,581	$23.06	4.7	$420

Exercisable at February 29, 2012	722,415	$24.11	4.5	$-

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Risk-free interest rate	1.4%	1.3%
Dividend yield	2.3%	6.0%
Expected stock volatility	0.81	0.71
Expected life in years	2.3	2.4

The weighted average fair value per share of options granted during 2011 and 2010 was $10.43 and $2.83, respectively.

During 2009, performance shares of 59,864 were awarded to certain executive officers under the American Greetings 2007 Omnibus Incentive Compensation Plan (the “Plan”). The performance shares represent the right to receive Class B common shares, at no cost to the officer, upon achievement of management objectives over a performance period of up to two years. The number of performance shares actually earned was based on the percentage of the officer’s target incentive award, if any, that the officer achieved during the performance period under the Corporation’s Key Management Annual Incentive Plan. The Corporation recognizes compensation expense related to performance shares ratably over the estimated period during which the shares could be earned. During 2009, the target incentive awards were not earned as operating targets were not reached and thus, no compensation expense related to the performance shares was recognized. During 2010, the management objectives were met and the executives earned all 59,864 performance shares and related compensation expense was recorded.

In 2010, the shareholders approved an amendment to the Plan reserving an additional 1,600,000 Class A common shares and 400,000 Class B common shares for issuance under the Plan. In connection with this amendment, in April 2009, performance shares were awarded under the Plan to certain of the Corporation’s employees, including executive officers of the Corporation. The performance shares represent the right to receive Class A common shares or Class B common shares, at no cost to the employee, upon achievement of management objectives over two annual performance periods and the satisfaction of a service-based vesting period; however, if the management objectives were not achieved in either of the first two annual performance periods, the program provided that the recipient was eligible to earn all or a portion of any such shares upon satisfaction of the management objectives over a third annual performance period. The number of performance shares actually credited to a participant was based on achieving a corporate consolidated earnings before interest and taxes (“EBIT”) goal at the end of each of the annual performance periods. Each of the annual performance periods had the same EBIT goals, which were established as of the date of grant. At the end of each performance period, provided that the performance objectives were met, shares credited to the participant became subject to a vesting requirement of two years of continuing service. The Corporation recognizes compensation expense related to performance shares ratably over the estimated combined performance and vesting period. During 2010, the required performance objectives for the first year performance period were satisfied and 709,000 performance shares were credited to participants. During 2011, the required performance objectives for the second year performance period were satisfied and 746,000 performance shares were credited to participants. As the management objectives for each of the first two performance periods were satisfied, there was no performance period for 2012.

The following table summarizes the activity related to performance shares during 2012:

	Number of Class A Performance Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 28, 2011	751,500	1.3	$16,270
Credited	-
Vested	(482,500)
Forfeited	(20,000)

Unvested at February 29, 2012	249,000	1.0	$3,735

	Number of Class B Performance Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 28, 2011	141,000	1.3	$3,053
Credited	-
Vested	(94,000)
Forfeited	-

Unvested at February 29, 2012	47,000	1.0	$705

The fair value of the performance shares was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Risk-free interest rate	1.62%	1.54%
Dividend yield	4.38%	4.48%
Expected stock volatility	0.76	0.78
Expected life in years	2.5	2.3

The fair value per share of the performance shares in 2011 and 2010 was $10.20 and $9.67, respectively.

During 2012 and 2011, the Corporation awarded restricted share units to officers and other key employees. The restricted share units represent the right to receive Class A common shares or Class B common shares, at no cost to the employee, upon the satisfaction of a two or three year continuous service-based vesting period. The Corporation recognizes compensation expense related to restricted share units ratably over the vesting period.

The following table summarizes the activity related to restricted stock units during 2012:

	Number of Class A Restricted Stock Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 28, 2011	110,749	0.7	$2,398
Granted	248,416
Vested	(50,803)
Forfeited	(16,867)

Unvested at February 29, 2012	291,495	0.6	$4,372

	Number of Class B Restricted Stock Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 28, 2011	29,675	1.1	$642
Granted	54,870
Vested	(10,276)
Forfeited	—

Unvested at February 29, 2012	74,269	1.0	$1,114

The fair value of the restricted stock units is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011
Risk-free interest rate	0.67%	1.09%
Dividend yield	2.6%	2.3%
Expected stock volatility	0.59	0.90
Expected life in years	1.6	1.6

The fair value per share of the restricted share units in 2012 and 2011 was $22.64 and $23.65, respectively.

The risk-free interest rate was based upon the U.S. Treasury yield curve at the time of the grant. Dividend yield was estimated using the Corporation’s annual dividend in the year when the award was granted. Historical information was the primary basis for the estimates of expected stock volatility and expected life of the award.

Total stock-based compensation expense, recognized in “Administrative and general expenses” on the Consolidated Statement of Operations, was $10,982, $13,017 and $5,819 in 2012, 2011 and 2010, respectively. As of February 29, 2012, the Corporation had unrecognized compensation expense of approximately $508, $996, and $2,901 before taxes, related to stock options, performance shares and restricted stock units, respectively. The unrecognized compensation expense is expected to be recognized over an average period of approximately one year. Cash received from stock options exercised for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, was $13,310, $18,842, and $5,834, respectively. The total intrinsic value from the exercise of share-based payment awards was $17,117, $16,666 and $1,985 in 2012, 2011 and 2010, respectively. The actual tax benefit realized from the exercise of share-based payment awards totaled $6,705, $6,510 and $762 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

The number of shares available for future grant at February 29, 2012 is 963,234 Class A common shares and 139,920 Class B common shares.

NOTE 16 – BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. As permitted under ASC Topic 280, “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating segments have similar economic characteristics, products, production processes, types of customers and distribution methods. Approximately 55%, 54% and 51% of the North American Social Expression Products segment’s revenue in 2012, 2011 and 2010, respectively, is attributable to its top five customers. Approximately 48%, 44% and 45% of the International Social Expression Products segment’s revenue in 2012, 2011 and 2010, respectively, is attributable to its top three customers.

At February 28, 2009, the Corporation owned and operated 341 card and gift retail stores in the United States and Canada through its Retail Operations segment. The stores were primarily located in malls and strip shopping centers. The stores sold products purchased from the North American Social Expression Products segment as well as products purchased from other vendors. During the first quarter of 2010, the Corporation sold all of its card and gift retail store assets to Schurman, which operates stores under a variety of brands including the American Greetings, Carlton Cards and Papyrus brands. See Note 2 for further information.

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

During the current year, certain items that were previously considered corporate expenses are now included in the calculation of segment earnings for the North American Social Expression Products segment. This change is the result of modifications to organizational structures and is intended to better align the segment financial results with the responsibilities of segment management and the way management evaluates the Corporation’s operations. In addition, segment results are now reported using actual foreign exchange rates for the periods presented. Previously, segment results were reported at constant exchange rates to eliminate the impact of foreign currency fluctuations. Prior year segment results have been presented to be consistent with the current methodologies.

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense on centrally-incurred debt, domestic profit sharing expense, settlement charges and stock-based compensation expense. In addition, the costs associated with corporate operations including the senior management, corporate finance, legal and insurance programs, among other costs, are included in the unallocated items. In 2010, unallocated items included the negotiated settlement of a lawsuit totaling $24,000.

Operating Segment Information

	Total Revenue
	2012	2011	2010
North American Social Expression Products	$1,228,548	$1,196,809	$1,245,211
Intersegment items	–	–	(5,039)

Net	1,228,548	1,196,809	1,240,172
International Social Expression Products	347,866	261,712	254,032
Retail Operations	–	–	11,839
AG Interactive	68,514	78,206	80,446
Non-reportable segments	50,216	61,167	53,975
Unallocated	–	–	387

	$1,695,144	$1,597,894	$1,640,851

	Segment Earnings (Loss) Before Tax
	2012	2011	2010
North American Social Expression Products	$149,655	$194,199	$217,244
Intersegment items	-	-	(3,465)

Net	149,655	194,199	213,779
International Social Expression Products	20,276	19,572	16,846
Retail Operations	-	-	(35,115)
AG Interactive	13,942	13,991	11,419
Non-reportable segments	17,034	9,477	7,634
Unallocated:
Interest expense	(53,073)	(25,304)	(26,246)
Profit sharing expense	(9,401)	(9,759)	(9,338)
Stock-based compensation expense	(10,982)	(13,017)	(5,819)
Corporate overhead expense	(29,636)	(33,152)	(52,206)

	(103,092)	(81,232)	(93,609)

	$97,815	$156,007	$120,954

	Depreciation and Intangible Assets Amortization			Capital Expenditures
	2012	2011	2010	2012	2011	2010
North American Social Expression Products	$29,382	$30,065	$32,515	$49,452	$28,880	$22,152
International Social Expression Products	4,771	4,431	4,659	5,561	3,502	1,293
Retail Operations	-	-	413	-	-	27
AG Interactive	2,622	4,143	5,122	1,949	2,762	2,611
Non-reportable segments	1,661	1,701	1,820	2,223	1,130	260
Unallocated	789	708	636	11,758	72	207

	$39,225	$41,048	$45,165	$70,943	$36,346	$26,550

	Assets
	2012	2011
North American Social Expression Products	$1,032,326	$961,045
International Social Expression Products	155,530	124,862
AG Interactive	10,799	18,039
Non-reportable segments	36,251	39,204
Unallocated and intersegment items	314,558	404,099

	$1,549,464	$1,547,249

Geographical Information

	Total Revenue			Fixed Assets - Net
	2012	2011	2010	2012	2011
United States	$1,214,715	$1,207,072	$1,267,837	$252,945	$218,354
United Kingdom	296,472	216,309	209,059	21,136	21,099
Other international	183,957	174,513	163,955	3,516	2,196

	$1,695,144	$1,597,894	$1,640,851	$277,597	$241,649

Product Information

	Total Revenue
	2012	2011	2010
Everyday greeting cards	$832,454	$755,799	$767,062
Seasonal greeting cards	411,605	377,831	369,325
Gift packaging	241,641	223,093	221,489
Other revenue	31,863	32,355	37,566
All other products	177,581	208,816	245,409

	$1,695,144	$1,597,894	$1,640,851

The “All other products” classification includes, among other things, giftware, party goods, ornaments, calendars, custom display fixtures, stickers, online greeting cards and other digital products.

Termination Benefits and Facility Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The Corporation recorded severance charges of $5,247, $6,944 and $10,814 in 2012, 2011 and 2010, respectively, related to headcount reductions and facility closures at several locations. During 2010, severance charges totaling $1,397 and $2,798 were recorded in the North American Social Expression Products segment related to the planned facility closures in Mexico City, Mexico and Kalamazoo, Michigan, respectively. See Note 2 for further information.

The following table summarizes the severance charges by segment:

	2012	2011	2010
North American Social Expression Products	$4,610	$4,737	$8,517
International Social Expression Products	162	773	263
Retail Operations	-	-	618
AG Interactive	381	900	802
Non-reportable	94	37	232
Unallocated	-	497	382

Total	$5,247	$6,944	$10,814

The remaining balance of the severance accrual was $6,761 and $8,002 at February 29, 2012 and February 28, 2011, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

NOTE 17 – INCOME TAXES

Income (loss) from continuing operations before income taxes:

	2012	2011	2010
United States	$73,811	$135,859	$129,115
International	24,004	20,148	(8,161)

	$97,815	$156,007	$120,954

Income tax expense from the Corporation’s continuing operations has been provided as follows:

	2012	2011	2010
Current:
Federal	$6,793	$23,263	$7,730
International	8,767	8,980	2,079
State and local	9,666	8,104	4,303

	25,226	40,347	14,112
Deferred	15,391	28,642	25,268

	$40,617	$68,989	$39,380

Reconciliation of the Corporation’s income tax expense from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2012	2011	2010
Income tax expense at statutory rate	$34,235	$54,602	$42,334
State and local income taxes, net of federal tax benefit	3,870	5,568	1,431
Corporate-owned life insurance	(726)	(1,909)	(4,688)
International items, net of foreign tax credits	135	697	(2,490)
Worthless stock deduction on international subsidiary	-	(53)	(6,043)
Exchange loss of international liquidation	-	-	2,562
Accruals and settlements	4,031	8,866	6,313
Other	(928)	1,218	(39)

Income tax at effective tax rate	$40,617	$68,989	$39,380

During 2012, of the $27,154 goodwill impairment charge, $5,900 had no tax basis, and therefore, is permanently nondeductible. The effect of this is included in the “International items, net of foreign tax credits” line above.

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

Income taxes paid from continuing operations were $30,420 in 2012, $23,519 in 2011 and $12,881 in 2010.

Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	February 29, 2012	February 28, 2011
Deferred tax assets:
Employee benefit and incentive plans	$62,205	$54,186
Goodwill and other intangible assets	56,720	50,371
Net operating loss carryforwards	26,260	29,850
Foreign tax credit carryforward	25,957	26,638
Reserves not currently deductible	27,631	31,923
Accrued expenses deductible as paid	9,778	10,082
Deferred revenue	6,501	13,327
Deferred capital loss	8,215	8,490
Charitable contributions carryforward	367	1,271
Inventory costing	2,194	-
Other (each less than 5 percent of total assets)	12,514	7,812

	238,342	233,950
Valuation allowance	(20,670)	(24,042)

Total deferred tax assets	217,672	209,908
Deferred tax liabilities:
Property, plant and equipment	37,640	21,654
Inventory costing	-	2,453
Other	2,440	3,404

Total deferred tax liabilities	40,080	27,511

Net deferred tax assets	$177,592	$182,397

Net deferred tax assets are included on the Consolidated Statement of Financial Position in the following captions:

	February 29, 2012	February 28, 2011
Deferred and refundable income taxes (current)	$57,450	$61,475
Deferred and refundable income taxes (noncurrent)	121,056	121,806
Deferred income taxes and noncurrent income taxes payable	(914)	(884)

Net deferred tax assets	$177,592	$182,397

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

The Corporation periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 29, 2012, the valuation allowance of $20,670 related principally to certain international and domestic net operating loss carryforwards and deferred capital losses.

At February 29, 2012, the Corporation had deferred tax assets of approximately $5,952 for international net operating loss carryforwards, of which $4,387 has no expiration dates and $1,565 has expiration dates ranging from 2028 through 2032. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss, charitable contribution and foreign tax credit (“FTC”) carryforwards of approximately $14,310, $5,998, $367 and $25,957, respectively. The federal net operating loss carryforwards have expiration dates ranging from 2020 to 2028. The state net operating loss carryforwards have expiration dates ranging from 2013 to 2032. The charitable contribution carryforward has an expiration date of 2015. The FTC carryforwards have expiration dates ranging from 2015 to 2019.

Deferred taxes have not been provided on approximately $76,119 of undistributed earnings of international subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

At February 29, 2012, the Corporation had unrecognized tax benefits of $30,360 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $19,160, compared to unrecognized tax benefits of $43,323 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $32,811 at February 28, 2011. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 29, 2012 could decrease approximately $11,187 during 2013 due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.

The following chart reconciles the Corporation’s total gross unrecognized tax benefits for the years ended February 29, 2012, February 28, 2011 and February 28, 2010:

	2012	2011	2010
Balance at beginning of year	$43,323	$45,661	$34,760
Additions based on tax positions related to current year	270	2,177	12,673
Additions for tax positions of prior years	5,404	1,239	4,656
Reductions for tax positions of prior years	(8,959)	(2,405)	(6,345)
Settlements	(9,444)	(2,972)	(83)
Statute lapse	(234)	(377)	-

Balance at end of year	$30,360	$43,323	$45,661

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and income taxes as a component of income tax expense. During the year ended February 29, 2012, the Corporation recognized a net expense of $6,530 for interest and penalties on unrecognized tax benefits and income taxes. As of February 29, 2012, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $8,558. During the year ended February 28, 2011, the Corporation recognized a net expense of $16,621 for interest and penalties related to unrecognized tax benefits and refundable income taxes. As of February 28, 2011, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $16,312.

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 29, 2012 and February 28, 2011:

	Quarter Ended
Fiscal 2012	May 27	Aug 26	Nov 25	Feb 29
Net sales	$398,124	$361,141	$458,535	$445,481
Total revenue	403,696	370,194	465,007	456,247
Gross profit	240,195	202,943	227,963	250,535
Net income (loss)	32,593	14,476	20,246	(10,117)
Earnings (loss) per share	$0.80	$0.36	$0.51	$(0.27)
Earnings (loss) per share — assuming dilution	0.78	0.35	0.50	(0.27)
Dividends declared per share	0.15	0.15	0.15	0.15

The fourth quarter included a pretax loss of $30,812 related to the extinguishment of the Corporation’s 7.375% senior notes and 7.375% notes due 2016. The fourth quarter also included pretax goodwill impairment charges of $21,254 for the North American Social Expression Products segment and $5,900 for the UK Reporting Unit.

Quarterly earnings per share amounts do not add to the full year primarily due to share repurchases during the periods and the anti-dilutive impact of potentially dilutive securities in periods in which the Corporation recorded a net loss.

	Quarter Ended
Fiscal 2011	May 28	Aug 27	Nov 26	Feb 28
Net sales	$393,460	$334,691	$423,323	$414,065
Total revenue	397,663	344,172	431,470	424,589
Gross profit	235,447	188,978	224,146	234,600
Net income	30,839	8,532	32,163	15,484
Earnings per share	$0.78	$0.21	$0.80	$0.39
Earnings per share — assuming dilution	0.75	0.21	0.78	0.37
Dividends declared per share	0.14	0.14	0.14	0.14

The fourth quarter of 2011 included a pretax charge of $5,503 related to scan-based trading implementations in the North American Social Expression Products segment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent registered public accounting firm on accounting or financial disclosure matters within the three year period ended February 29, 2012, or in any period subsequent to such date.

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

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of February 29, 2012.

Changes in Internal Control Over Financial Reporting.

As previously reported, including most recently under “Item 4 — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended November 25, 2011, management concluded that our internal control over financial reporting was previously not effective based on the material weakness that arose out of a deficiency in controls with respect to accounting for income taxes that resulted in the understatement of a deferred tax asset related to inventory. Management has remediated this material weakness since the filing of that report. Specifically, during the quarter ended February 29, 2012, we implemented the following changes in processes and controls within our tax function, which management believes sufficiently support its conclusion that it has completed its remediation efforts of the previously reported material weakness in internal control over financial reporting:

•	we placed a senior accounting professional in a leadership position within the tax department and have retained tax professionals to facilitate additional levels of review;

•	we have conducted a review of the tax department to ensure that the lines of communication, processes, procedures and controls are effective; and

•	we have enhanced the documentation of all deferred tax items.

Based on management’s assessment, the controls over the accounting for income taxes and deferred tax assets are deemed to be operating effectively as of February 29, 2012.

Report of Management on Internal Control Over Financial Reporting.

The management of American Greetings is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. American Greetings’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate. American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 29, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment under COSO’s “Internal Control-Integrated Framework,” management believes that as of February 29, 2012, American Greetings’ internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting. This attestation report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

American Greetings Corporation

We have audited American Greetings Corporation’s internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Greetings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, American Greetings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of American Greetings Corporation as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2012 of American Greetings Corporation and our report dated April 30, 2012 expressed an unqualified audit opinion thereon.

/s/    Ernst & Young LLP

Cleveland, Ohio

April 30, 2012

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We hereby incorporate by reference the information called for by this Item 10 from the information contained in (i) our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 15, 2012 under the headings “Proposal One – Election of Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and (ii) for information regarding executive officers, Part I of this Annual Report.

Item 11.	Executive Compensation

We hereby incorporate by reference the information called for by this Item 11 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 15, 2012 under the headings “Compensation Discussion and Analysis,” “Fiscal 2012 Information Concerning Executive Officers,” “Director Compensation,” “Risks Related to Compensation Policies and Practices” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information called for by this Item 12 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 15, 2012 under the heading “Security Ownership.”

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common shares that may be issued under our equity compensation plans as of February 29, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	5,270,588	$21.37	1,103,154
Equity compensation plans not approved by security holders	-	N/A	-

Total	5,270,588	$21.37	1,103,154

(1)	Column (a) includes the following:

•	3,597,427 Class A common shares and 857,581 Class B common shares that may be issued in connection with the exercise of outstanding stock options;

•	249,000 Class A common shares and 47,000 Class B common shares that may be issued upon the satisfaction of the remaining service-based vesting period with respect to outstanding performance shares;

•	291,495 Class A common shares and 74,269 Class B common shares that may be issued upon the satisfaction of the service-based vesting period with respect to outstanding restricted stock units; and

•

80,707 Class A common shares and 73,109 Class B common shares representing share equivalents that have been credited to the account of certain officers or directors who have deferred receipt of shares earned and vested under our 1997 Equity and Performance Incentive Plan or our 2007 Omnibus Incentive Compensation Plan or that were to be paid in lieu of cash directors fees under the 1995 Director Stock Plan, which will be issued under these plans upon the expiration of the deferral period.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock units, performance shares and deferred compensation share equivalents.

Column (c) includes 963,234 Class A common shares and 139,920 Class B common shares, which shares may generally be issued under the Corporation’s equity compensation plans upon the exercise of stock options or stock appreciation rights and/or vesting of awards of deferred shares, performance shares or restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information called for by this Item 13 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 15, 2012 under the headings “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

We hereby incorporate by reference the information called for by this Item 14 from the information contained in our Proxy Statement in connection with our Annual Meeting of Shareholders to be held on June 15, 2012 under the heading “Independent Registered Public Accounting Firm.”

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
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2009, and is incorporated herein by reference.
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
	4.3	Indenture, dated November 30, 2011, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee.
This Exhibit is filed herewith.
	4.4	First Supplemental Indenture, dated November 30, 2011, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7.375% Senior Notes due 2021.
This Exhibit is filed herewith.
	4.5	Form of Global Note for the 7.375% Senior Notes due 2021.
This Exhibit is included in the First Supplemental Indenture, dated November 30, 2011, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7.375% Senior Notes due 2021, which is filed herewith.

Item		Description
10	Material Contracts
	10.1	Amended and Restated Credit Agreement, dated as of June 11, 2010 (the “Credit Agreement”), among the Corporation, various lending institutions party thereto, PNC Bank, National Association, as the Global Administrative Agent, as the Swing Line Lender, a LC Issuer and the Collateral Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, KeyBank National Association and The Bank of Nova Scotia as Co-Documentation Agents, and PNC Capital Markets LLC, as the Lead Arranger and Sole Bookrunner.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 2010, and is incorporated herein by reference.
	10.2	Amended and Restated Pledge and Security Agreement, dated as of June 11, 2010 (the “Pledge Agreement”), by and among the Corporation, each of the domestic subsidiaries of the Corporation identified therein and PNC Bank, National Association, as Collateral Agent.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 2010, and is incorporated herein by reference.
	10.3	Amended and Restated Guaranty of Payment of Debt, dated as of June 11, 2010, by and among each of the domestic subsidiaries of the Corporation identified therein, and PNC Bank, National Association, as global administrative agent.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 2010, and is incorporated herein by reference.
	10.4	First Amendment to Credit Agreement, dated as of January 18, 2012.
This Exhibit is filed herewith.
	10.5	First Amendment to Pledge and Security Agreement, dated as of January 18, 2012.
This Exhibit is filed herewith.
	10.6	Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2006, among AGC Funding Corporation, the Corporation, as Servicer, members of the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit (the “Receivables Purchase Agreement”).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated October 26, 2006, and is incorporated herein by reference.
	10.7	First Amendment to Receivables Purchase Agreement, dated January 12, 2007.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	10.8	Omnibus Amendment to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of February 28, 2007, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	10.9	Third Amendment to Receivables Purchase Agreement, dated March 28, 2008.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.

Item	Description
10.10

Fourth Amendment to Receivables Purchase Agreement, dated as of September 23, 2009.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated September 24, 2009, and is incorporated herein by reference.

10.11

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

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

10.12	Sixth Amendment to Receivables Purchase Agreement, dated September 21, 2011.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2011, and is incorporated herein by reference.
10.13

Loan Agreement by and between Schurman Fine Papers, d/b/a Papyrus, as Borrower, and the Corporation, as Lender, dated as of April 17, 2009.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

10.14

Limited Guaranty, issued by the Corporation to Wells Fargo Retail Finance, LLC, dated April 17, 2009.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

*10.15	Form of Employment Contract with Specified Officers. This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
*10.16

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

*10.18	Amendment to American Greetings Severance Benefits Plan (Officers).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
*10.19

American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.20	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.
*10.21	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan.

Item	Description
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.
*10.22	Amendment Three to American Greetings Corporation Executive Deferred Compensation Plan – American Greetings Corporation Executive Third Party Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.
*10.23	Amendment Number Four to American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to American Greetings Corporation Executive Third Party Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.
*10.24

Amendment Number Five to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

*10.25	Amendment Number Six to American Greetings Corporation Executive Deferred Compensation Plan.
This Exhibit is filed herewith.
*10.26	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.
*10.27	American Greetings Corporation Outside Directors’ Deferred Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.
*10.28	Amendment Number One to American Greetings Corporation Outside Directors’ Deferred Compensation Plan.
This Exhibit is filed herewith.
*10.29	1992 Stock Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-58582), dated February 22, 1993, and is incorporated herein by reference.
*10.30	1995 Director Stock Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-61037), dated July 14, 1995, and is incorporated herein by reference.
*10.31	1996 Employee Stock Option Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-08123), dated July 15, 1996, and is incorporated herein by reference.
*10.32	1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-121982), dated January 12, 2005, and is incorporated herein by reference.

Item	Description
*10.33	American Greetings Corporation 2007 Omnibus Incentive Compensation Plan, as Amended May 1, 2011.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 27, 2011, and is incorporated herein by reference.
*10.34	Description of Compensation Payable to Non-Employee Directors.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.
*10.35	American Greetings Corporation Second Amended and Restated Supplemental Executive Retirement Plan (Effective October 31, 2007).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2007, and is incorporated herein by reference.
*10.36	Severance Agreement, dated as of February 28, 2011, between Robert Swellie and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and is incorporated herein by reference.
*10.37	Employment Agreement, dated as of October 17, 2002, between Michael Goulder and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.
*10.38	Amendment to Employment Agreement, effective as of January 1, 2009, between Michael Goulder and the Corporation.
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

*10.40	Amendment to Employment Agreement, effective as of January 1, 2009, between Erwin Weiss and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
*10.41

Employment Agreement, dated as of August 22, 2003, between Catherine M. Kilbane and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

*10.42

Employment Agreement, dated as of March 4, 2004, between Thomas H. Johnston and the Corporation, as amended on March 11, 2004.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

Item	Description
*10.43

Employment Agreement, dated as of June 1, 1991, between Jeffrey M. Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

*10.44

Employment Agreement, dated as of May 1, 1997, between Zev Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

*10.45

Employment Agreement, dated April 14, 2003, between Stephen J. Smith and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

*10.46

Executive Employment Agreement, dated as of June 12, 2008, between John W. Beeder and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 30, 2008, and is incorporated herein by reference.

*10.47	Amendment to Employment Agreement, effective January 1, 2009, between John W. Beeder and the Corporation.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
*10.48

Key Management Annual Incentive Plan (fiscal year 2011 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 2010, and is incorporated herein by reference.

*10.49

Key Management Annual Incentive Plan (fiscal year 2012 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 27, 2011, and is incorporated herein by reference.

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

Item		Description
	*10.53	Form of Director Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.
	*10.54	Form of Employee Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 25, 2007, and is incorporated herein by reference.
	*10.55	Form of Director Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 24, 2007, and is incorporated herein by reference.
*10.56

Form of Restricted Shares Grant Agreement.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

	*10.57	Form of Performance Share Award Agreement.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.
	*10.58	Form of Employee Restricted Stock Unit Agreement (for grants prior to April 30, 2012).
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.
	*10.59	Form of Employee Restricted Stock Unit Agreement (for grants on or after April 30, 2012).
This Exhibit is filed herewith.
	*10.60	Form of Director Restricted Stock Unit Agreement.
This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and is incorporated herein by reference.
21		Subsidiaries of the Corporation
This Exhibit is filed herewith.
23		Consent of Independent Registered Public Accounting Firm.
This Exhibit is filed herewith.
31(a)		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
This Exhibit is filed herewith.
31(b)		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
This Exhibit is filed herewith.
32		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
This Exhibit is filed herewith.

Item	Description
101

The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, (ii) Consolidated Statement of Financial Position at February 29, 2012 and February 28, 2011, (iii) Consolidated Statement of Cash Flows for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, (iv) Consolidated Statement of Shareholders’ Equity for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, and (v) Notes to Consolidated Financial Statements for the year ended February 29, 2012.

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

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

(b)	Exhibits listed in Item 15 (a) 3, are included herein or incorporated herein by reference.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted below.

3.	Financial Statement Schedules included in Part IV of the report:

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

AMERICAN GREETINGS CORPORATION
(Registrant)
Date: April 30, 2012	By:	/s/ Catherine M. Kilbane
Catherine M. Kilbane, Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/s/ Morry Weiss Morry Weiss	Chairman of the Board; Director	) )
)

/s/ Zev Weiss Zev Weiss	Chief Executive Officer (principal executive officer); Director	) )
)

/s/ Jeffrey Weiss Jeffrey Weiss	President and Chief Operating Officer; Director	) )
)

/s/ Scott S. Cowen Scott S. Cowen	Director	) )
)

/s/ Jeffrey D. Dunn Jeffrey D. Dunn	Director	) )	April 30, 2012
)

/s/ William E. MacDonald, III William E. MacDonald, III	Director	) )
)

/s/ Michael J. Merriman, Jr. Michael J. Merriman, Jr.	Director	) )
)

/s/ Charles A. Ratner Charles A. Ratner	Director	) )
)

/s/ Jerry Sue Thornton Jerry Sue Thornton	Director	) )
)

/s/ Stephen J. Smith Stephen J. Smith	Senior Vice President and Chief Financial Officer (principal financial officer)	) ) )

/s/ Joseph B. Cipollone Joseph B. Cipollone	Vice President and Chief Accounting Officer (principal accounting officer)	) ) )

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES

(In thousands of dollars)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged (Credited) to Other Accounts-Describe		Deductions- Describe		Balance at End of Period
Year ended February 29, 2012:
Deduction from asset account:
Allowance for doubtful accounts	$5,374	$4,776	$64	(A)	$5,734	(B)	$4,480

Allowance for seasonal sales returns	$34,058	$152,786	$(159	)(A)	$152,400	(C)	$34,285

Allowance for other assets	$10,700	$603	$-		$1,303	(D)	$10,000

Year ended February 28, 2011:
Deduction from asset account:
Allowance for doubtful accounts	$2,963	$3,834	$(47	)(A)	$1,376	(B)	$5,374

Allowance for seasonal sales returns	$36,443	$164,389	$896	(A)	$167,670	(C)	$34,058

Allowance for other assets	$12,400	$(455)	$-		$1,245	(D)	$10,700

Year ended February 28, 2010:
Deduction from asset account:
Allowance for doubtful accounts	$5,006	$478	$264	(A)	$2,785	(B)	$2,963

Allowance for seasonal sales returns	$47,121	$179,109	$1,854	(A)	$191,641	(C)	$36,443

Allowance for other assets	$30,897	$(3,786)	$-		$14,711	(D)	$12,400

Note A:	Translation adjustment on foreign subsidiary balances.
Note B:	Accounts charged off, less recoveries.
Note C:	Sales returns charged to the allowance account for actual returns.
Note D:	Deferred contract costs charged to the allowance account.

S-1