Form 10-Q
period 2012-05-25
AMERICAN GREETINGS CORP
filed 2012-07-05
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 2, 2012, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	30,946,627
Class B Common	2,858,712

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited) Three Months Ended
	May 25, 2012	May 27, 2011
Net sales	$389,253	$398,124
Other revenue	3,853	5,572

Total revenue	393,106	403,696
Material, labor and other production costs	163,864	157,929
Selling, distribution and marketing expenses	127,163	124,640
Administrative and general expenses	80,168	65,298
Other operating expense (income) – net	1,574	(923)

Operating income	20,337	56,752
Interest expense	4,376	6,124
Interest income	(138)	(321)
Other non-operating expense – net	5,679	159

Income before income tax expense	10,420	50,790
Income tax expense	3,170	18,197

Net income	$7,250	$32,593

Earnings per share – basic	$0.20	$0.80

Earnings per share – assuming dilution	$0.20	$0.78

Average number of shares outstanding	35,505,749	40,500,357
Average number of shares outstanding – assuming dilution	36,154,078	41,799,366
Dividends declared per share	$0.15	$0.15

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Thousands of dollars)

	(Unaudited) Three Months Ended
	May 25, 2012	May 27, 2011
Net income	$7,250	$32,593
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8,400)	4,482
Pension and postretirement benefit adjustments	475	(16)
Unrealized gain on securities	—	1

Other comprehensive (loss) income, net of tax	(7,925)	4,467

Comprehensive (loss) income	$(675)	$37,060

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) May 25, 2012	(Note 1) February 29, 2012	(Unaudited) May 27, 2011
ASSETS
Current assets
Cash and cash equivalents	$60,180	$132,438	$211,139
Trade accounts receivable, net	97,657	113,840	137,213
Inventories	214,588	208,945	203,346
Deferred and refundable income taxes	63,910	58,118	61,533
Assets held for sale	—	—	7,180
Prepaid expenses and other	110,482	123,419	113,744

Total current assets	546,817	636,760	734,155
Goodwill	—	—	29,701
Other assets	530,452	503,700	427,714
Deferred and refundable income taxes	118,385	121,228	127,731
Property, plant and equipment – at cost	933,328	924,512	880,496
Less accumulated depreciation	640,511	636,736	630,684

Property, plant and equipment – net	292,817	287,776	249,812

	$1,488,471	$1,549,464	$1,569,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$99,872	$86,166	$98,641
Accrued liabilities	62,610	58,657	64,527
Accrued compensation and benefits	40,582	68,317	35,163
Income taxes payable	11,007	7,409	18,752
Deferred revenue	34,351	35,519	35,802
Other current liabilities	48,395	49,013	64,305

Total current liabilities	296,817	305,081	317,190
Long-term debt	225,181	225,181	233,298
Other liabilities	265,294	269,367	187,484
Deferred income taxes and noncurrent income taxes payable	21,745	22,377	32,132
Shareholders’ equity
Common shares – Class A	31,336	34,011	37,942
Common shares – Class B	2,860	2,842	2,803
Capital in excess of par value	513,917	513,163	502,131
Treasury stock	(1,060,244)	(1,020,838)	(951,643)
Accumulated other comprehensive (loss) income	(19,755)	(11,830)	2,121
Retained earnings	1,211,320	1,210,110	1,205,655

Total shareholders’ equity	679,434	727,458	799,009

	$1,488,471	$1,549,464	$1,569,113

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Three Months Ended
	May 25, 2012	May 27, 2011
OPERATING ACTIVITIES:
Net income	$7,250	$32,593
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	1,869	2,662
Net loss on disposal of fixed assets	156	86
Depreciation and intangible assets amortization	11,469	10,988
Provision for doubtful accounts	16,886	558
Deferred income taxes	(3,913)	1,147
Other non-cash charges	8,085	872
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(2,176)	(12,947)
Inventories	(7,161)	(18,750)
Other current assets	4,093	2,378
Income taxes	3,445	7,596
Deferred costs – net	19,560	13,099
Accounts payable and other liabilities	(12,830)	(27,922)
Other – net	3,165	536

Total Cash Flows From Operating Activities	49,898	12,896
INVESTING ACTIVITIES:
Property, plant and equipment additions	(16,432)	(9,825)
Cash payments for business acquisitions, net of cash acquired	—	(5,992)
Proceeds from sale of fixed assets	19	24
Purchase of Clinton Cards debt	(56,560)	—

Total Cash Flows From Investing Activities	(72,973)	(15,793)
FINANCING ACTIVITIES:
Issuance or exercise of share-based payment awards	(728)	10,061
Tax (deficiency) benefit from share-based payment awards	(421)	1,939
Purchase of treasury shares	(40,542)	(9,942)
Dividends to shareholders	(5,369)	(6,062)

Total Cash Flows From Financing Activities	(47,060)	(4,004)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,123)	2,202

DECREASE IN CASH AND CASH EQUIVALENTS	(72,258)	(4,699)
Cash and Cash Equivalents at Beginning of Year	132,438	215,838

Cash and Cash Equivalents at End of Period	$60,180	$211,139

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended May 25, 2012 and May 27, 2011

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

These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 29, 2012, from which the Consolidated Statement of Financial Position at February 29, 2012, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no material impact on financial position, earnings or cash flows.

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over the operation and financial policies are accounted for using the equity method except when they qualify as variable interest entities (“VIE”) and the Corporation is the primary beneficiary, in which case, the investments are consolidated in accordance with Accounting Standards Codification (“ASC”) Topic 810 (“ASC 810”), “Consolidation.” Investments that do not meet the above criteria are accounted for under the cost method.

The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of May 25, 2012 includes:

•	the investment in the equity of Schurman of $1.9 million;

•	the limited guaranty (“Liquidity Guaranty”) of Schurman’s indebtedness of $12 million;

•	normal course of business trade accounts receivable due from Schurman of $15.8 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business;

•

the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $19.0 million, $22.1 million and $32.0 million as of May 25, 2012, February 29, 2012 and May 27, 2011, respectively; and

•	the subordinated credit facility (the “Subordinated Credit Facility”) that provides Schurman with up to $10 million of subordinated financing.

The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $12 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in January 2014. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of May 25, 2012 requiring the use of the guaranty.

The Subordinated Credit Facility that the Corporation provides to Schurman had an initial term of nineteen months expiring on November 17, 2010, however, unless either party provides the appropriate written notice prior to the expiration of the applicable term, the facility automatically renews for periods of one year, except in the case of the last renewal, in which case the facility can only renew for the partial year ending on the facility’s expiration date of June 25, 2013. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. Borrowings under the Subordinated Credit Facility are subordinate to borrowings under Schurman’s Senior Credit Facility and the Subordinated Credit Facility includes affirmative and negative non-financial covenants and events of default customary for such financings. As of May 25, 2012, Schurman had not borrowed under the Subordinated Credit Facility.

In addition to the investment in the equity of Schurman, the Corporation holds an investment in the common stock of Party City Holdings, Inc. (formerly known as AAH Holdings Corporation). These two investments, totaling $12.5 million are accounted for under the cost method. The Corporation is not aware of any events or changes in circumstances that had occurred during the first quarter of 2013 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of these investments.

During the quarter ended May 25, 2012, the Corporation recorded certain charges associated with activities and transactions related to Clinton Cards PLC (“Clinton Cards”) that do not have comparative amounts in the prior year period. The impact to the current quarter was additional charges of $31.0 million. These activities and transactions include the purchase of $56.6 million of the senior secured debt of Clinton Cards, Clinton Cards being placed into administration (a procedure similar to Chapter 11 bankruptcy in the United States), and the Corporation’s subsequent purchase of approximately 400 Clinton Cards’ stores. See Note 15 for further information. These charges are reflected on the Consolidated Statement of Operations as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$4.0	$—	$—	$—	$4.0
Administrative and general expenses	—	17.2	2.0	—	19.2
Other non-operating expense	—	—	—	7.8	7.8

	$4.0	$17.2	$2.0	$7.8	$31.0

These charges are reflected in the Corporation’s reportable segments as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
International Social Expression Products	$4.0	$17.2	$—	$—	$21.2
Unallocated	—	—	2.0	7.8	9.8

	$4.0	$17.2	$2.0	$7.8	$31.0

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Corporation adopted this standard on March 1, 2012. The adoption of this standard did not have a material effect on the Corporation’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, ASU 2011-05 requires presentation of reclassification adjustments for each component of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In January 2012, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the effective date of the requirements made in ASU 2011-05 pertaining to presentation of reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-12 reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in the notes to the financial statements. The other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011. Effective March 1, 2012, the Corporation adopted the two consecutive statements approach for the presentation of components of net income and other comprehensive income and a total for comprehensive income. The Corporation’s Consolidated Financial Statements include the Consolidated Statement of Comprehensive (Loss) Income as a result of adopting this standard.

In September 2011, the FASB issued ASU No. 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment.” ASU 2011-08 gives entities the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Only if an entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of a reporting entity is less than its carrying amount, would it be required to then perform the first step of the two-step quantitative impairment test. Otherwise, the two-step quantitative impairment testing is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this standard did not have a material effect on the Corporation’s financial statements.

Note 4 – Royalty Revenue and Related Expenses

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

	Three Months Ended
(In thousands)	May 25, 2012	May 27, 2011
Royalty revenue	$3,729	$5,419
Royalty expenses
Material, labor and other production costs	$2,328	$2,426
Selling, distribution and marketing expenses	656	1,345
Administrative and general expenses	422	389

	$3,406	$4,160

In addition to the expenses disclosed above, the Corporation incurred charges of $2.1 million associated with our licensing business. See Note 5 for further information.

Note 5 – Other Income and Expense

During the three months ended May 25, 2012, the Corporation recorded expenses totaling $2.1 million related to the termination of certain agency agreements associated with our licensing business, which is included in “Other operating expense (income) – net” on the Consolidated Statement of Income.

	Three Months Ended
(In thousands)	May 25, 2012	May 27, 2011
Foreign exchange (gain) loss	$(1,456)	$717
Rental income	(636)	(471)
Loss on asset disposal	156	86
Miscellaneous	7,615	(173)

Other non-operating expense – net	$5,679	$159

“Miscellaneous” includes, among other things, income/loss from debt and equity securities. In the three months ended May 25, 2012, the Corporation recorded a loss of $7.8 million related to the senior secured debt of Clinton Cards that the Corporation acquired during the current quarter. See Note 15 for further information.

Note 6 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share—assuming dilution:

	Three Months Ended
	May 25, 2012	May 27, 2011
Numerator (in thousands):
Net income	$7,250	$32,593

Denominator (in thousands):
Weighted average shares outstanding	35,506	40,500
Effect of dilutive securities:
Share-based payment awards	648	1,299

Weighted average shares outstanding – assuming dilution	36,154	41,799

Earnings per share	$0.20	$0.80

Earnings per share – assuming dilution	$0.20	$0.78

Approximately 3.7 million and 2.2 million stock options outstanding for the three month periods ended May 25, 2012 and May 27, 2011, respectively, were excluded from the computation of earnings per share–assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

The Corporation issued 0.1 million Class A common shares upon exercise of employee stock options and vesting of equity awards during the three months ended May 25, 2012. The Corporation issued 0.5 million and 0.3 million Class A common shares and Class B treasury shares, respectively, upon exercise of employee stock options and vesting of equity awards during the three months ended May 27, 2011.

Note 7 – Customer Allowances and Discounts

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 25, 2012	February 29, 2012	May 27, 2011
Allowance for seasonal sales returns	$36,719	$34,285	$36,098
Allowance for outdated products	15,355	10,976	8,207
Allowance for doubtful accounts	21,366	4,480	5,932
Allowance for marketing funds	28,987	26,679	29,432
Allowance for rebates	33,106	27,648	31,862

	$135,533	$104,068	$111,531

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $12.5 million, $13.7 million and $13.5 million as of May 25, 2012, February 29, 2012 and May 27, 2011, respectively.

During the three months ended May 25, 2012, the Corporation recorded an additional allowance for doubtful accounts of approximately $17 million related to its unsecured accounts receivable exposure to Clinton Cards. See Note 15 for further information.

Note 8 – Inventories

(In thousands)	May 25, 2012	February 29, 2012	May 27, 2011
Raw materials	$18,290	$17,565	$24,539
Work in process	13,070	9,452	13,091
Finished products	243,951	242,767	225,886

	275,311	269,784	263,516
Less LIFO reserve	82,192	81,077	79,465

	193,119	188,707	184,051
Display materials and factory supplies	21,469	20,238	19,295

	$214,588	$208,945	$203,346

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $59.0 million, $52.0 million and $51.4 million as of May 25, 2012, February 29, 2012 and May 27, 2011, respectively.

Note 9 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	May 25, 2012	February 29, 2012	May 27, 2011
Prepaid expenses and other	$85,622	$94,071	$78,366
Other assets	378,091	395,397	319,536

Deferred cost assets	463,713	489,468	397,902
Other current liabilities	(45,625)	(45,891)	(62,998)
Other liabilities	(131,883)	(137,360)	(72,523)

Deferred cost liabilities	(177,508)	(183,251)	(135,521)

Net deferred costs	$286,205	$306,217	$262,381

The Corporation maintains an allowance for deferred costs related to supply agreements of $9.2 million, $10.0 million and $10.4 million at May 25, 2012, February 29, 2012 and May 27, 2011, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Note 10 – Debt

As of May 25, 2012, the Corporation was a party to a $400 million credit agreement and to an accounts receivable facility that provides funding of up to $70 million. There were no balances outstanding under the Corporation’s credit agreement or accounts receivable facility at May 25, 2012, February 29, 2012 and May 27, 2011, respectively. The Corporation had, in the aggregate, $30.6 million outstanding under letters of credit under these borrowing agreements, which reduces the total credit available to the Corporation thereunder.

There was no debt due within one year as of May 25, 2012, February 29, 2012 and May 27, 2011, respectively.

Long-term debt and their related calendar year due dates, net of unamortized discounts, which were zero as of May 25, 2012 and February 29, 2012, respectively, and $21.6 million as of May 27, 2011, were as follows:

(In thousands)	May 25, 2012	February 29, 2012	May 27, 2011
7.375% senior notes, due 2021	$225,000	$225,000	$—
7.375% senior notes, due 2016	—	—	213,323
7.375% notes, due 2016	—	—	19,794
6.10% senior notes, due 2028	181	181	181

	$225,181	$225,181	$233,298

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $229.1 million (at a carrying value of $225.2 million), $239.6 million (at a carrying value of $225.2 million) and $240.8 million (at a carrying value of $233.3 million) at May 25, 2012, February 29, 2012 and May 27, 2011, respectively.

At May 25, 2012, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension		Postretirement Benefit
	Three Months Ended		Three Months Ended
(In thousands)	May 25, 2012	May 27, 2011	May 25, 2012	May 27, 2011
Service cost	$334	$204	$213	$363
Interest cost	1,844	2,146	800	1,210
Expected return on plan assets	(1,613)	(1,672)	(840)	(1,098)
Amortization of prior service cost (credit)	61	59	(519)	(638)
Amortization of actuarial loss	816	569	—	—

	$1,442	$1,306	$(346)	$(163)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 25, 2012 was $3.0 million, compared to $3.7 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expense recognized for the 401(k) match was $1.3 million and $1.4 million for the three months ended May 25, 2012 and May 27, 2011, respectively. The profit-sharing plan and 401(k) matching expenses for the three month periods are estimates as actual contributions are determined after fiscal year-end.

At May 25, 2012, February 29, 2012 and May 27, 2011, the liability for postretirement benefits other than pensions was $26.2 million, $24.8 million and $25.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At May 25, 2012, February 29, 2012 and May 27, 2011, the long-term liability for pension benefits was $75.6 million, $75.7 million and $59.9 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets measured at fair value as of May 25, 2012:

	May 25, 2012	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets (1)	$9,505	$9,505	$—	$—

The following table summarizes the financial assets measured at fair value as of February 29, 2012:

	February 29, 2012	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets (1)	$9,198	$9,198	$—	$—

The following table summarizes the financial assets measured at fair value as of May 27, 2011:

	May 27, 2011	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,277	$3,277	$—	$—
Deferred compensation plan assets (1)	8,688	8,688	—	—

Total	$11,965	$11,965	$—	$—

Assets measured on a nonrecurring basis:
Assets held for sale	$5,282	$—	$5,282	$—

Total	$5,282	$—	$5,282	$—

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

As of February 29, 2012, the active employees’ medical plan trust was terminated. During the prior year, the fair value of the investments in the active employees’ medical plan trust was considered a Level 1 valuation as it was based on the quoted market value per share of each individual security investment in an active market.

The deferred compensation plan includes mutual fund assets. Assets held in mutual funds were recorded at fair value, which was considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. The fair value of the related non-qualified deferred compensation liability is based on the fair value of the mutual fund and the Corporation is under no obligation to fund employees’ nonqualified accounts.

Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. During the fourth quarter of 2010, assets held for sale relating to the Corporation’s party goods product lines, including land and buildings, were written down to fair value of $5.9 million, less cost to sell of $0.3 million, or $5.6 million. During the fourth quarter of 2011, these assets were subsequently re-measured and an additional impairment charge of $0.3 million was recorded. The fair value of the assets held for sale was considered a Level 2 valuation as it was based on observable selling prices for similar assets that were sold within the past twelve to eighteen months. These assets related to the party goods product lines were sold in the third quarter of 2012.

Note 13 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 30.4% and 35.8% for the three month periods ended May 25, 2012 and May 27, 2011, respectively. The lower than statutory rate for the three months ended May 25, 2012 was due primarily to the release of reserves upon lapse of the applicable statutes.

At May 25, 2012, the Corporation had unrecognized tax benefits of $29.6 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $18.6 million. During the first quarter of 2013, the Corporation’s unrecognized tax benefits decreased approximately $1 million primarily due to the release of reserves upon lapse of the applicable statutes. It is reasonably possible that the Corporation’s unrecognized tax positions as of May 25, 2012 could decrease approximately $11 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the first quarter of 2013, the Corporation recognized net expense of less than $0.1 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of May 25, 2012, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $8.4 million.

The Corporation is subject to examination by the U.S. Internal Revenue Service and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom (“UK”), Australia, Italy, Mexico and New Zealand for tax years 2006 to the present.

Note 14 – Business Segment Information

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

(In thousands)	Three Months Ended
Total Revenue:	May 25, 2012	May 27, 2011
North American Social Expression Products	$308,559	$304,684
International Social Expression Products	62,680	70,205
AG Interactive	15,496	16,608
Non-reportable segments	6,371	12,199

	$393,106	$403,696

(In thousands)	Three Months Ended
Segment Earnings (Loss) Before Tax:	May 25, 2012	May 27, 2011
North American Social Expression Products	$56,218	$59,294
International Social Expression Products	(22,557)	3,303
AG Interactive	3,773	2,636
Non-reportable segments	(58)	4,606
Unallocated
Interest expense	(4,376)	(6,108)
Profit sharing expense	(2,980)	(3,687)
Stock-based compensation expense	(1,869)	(2,662)
Corporate overhead expense	(17,731)	(6,592)

	(26,956)	(19,049)

	$10,420	$50,790

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

Refer to Note 1 for segment information related to certain charges associated with activities and transactions in connection with Clinton Cards that do not have comparative amounts in the prior year.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $5.0 million, $6.8 million and $5.8 million at May 25, 2012, February 29, 2012 and May 27, 2011, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 15 – Subsequent Event

During the current quarter, the Corporation acquired all of the outstanding senior secured debt of Clinton Cards for $56.6 million (£35 million) through Lakeshore Lending Limited (“Lakeshore”), a wholly owned subsidiary of the Corporation organized under the laws of the UK. Subsequently, on May 9, 2012, Clinton Cards was placed into administration, a procedure similar to Chapter 11 bankruptcy in the United States. Prior to entering into administration, Clinton Cards had approximately 750 stores and annual revenues of approximately $600 million across its two primary retail brands, Clinton Cards and Birthdays. The legacy Clinton Cards business has been an important customer to the Corporation’s international business for approximately forty years and was one of the Corporation’s largest customers. The Corporation took this action in an effort to protect its interests and work more closely with all involved parties.

As part of the administration process, the administrators (“Administrators”) of Clinton Cards and certain of its subsidiaries (the “Sellers”) conducted an auction of the certain assets of the business of the Sellers that they believed constituted a viable ongoing business. Lakeshore bid $37.2 million (£23 million) for certain of these remaining assets. The bid took the form of a “credit bid,” where the Corporation uses a portion of the outstanding senior secured debt owed to Lakeshore by Clinton Cards to pay the purchase price for the assets. The bid was accepted by the Administrators and on June 6, 2012, through its wholly owned subsidiaries, UK Greetings Limited and Lakeshore, the Corporation entered into an agreement with the Sellers and the Administrators for the purchase of certain assets and the related business of the Sellers.

Under the terms of the agreement, it is expected that the Corporation will acquire approximately 400 stores from the Sellers, together with related inventory and overhead, as well as the Clinton Cards and related brands. The asset acquisition is expected to result in a net increase in the Corporation’s annual revenues of approximately $265 million, although the final number will depend on the ultimate number of stores acquired, which is subject to further negotiations with landlords at each respective location. The landlords must generally consent to the assignment of the leases for such stores on terms that are acceptable to the Corporation. If the Corporation cannot negotiate acceptable lease assignments, or if the applicable landlord withholds consent to the assignment of its store lease, then the Corporation may close the store and the Sellers will be responsible for any further obligations under the store lease. The stores and assets not acquired by the Corporation remain part of the administration process. It is anticipated that these remaining assets not purchased by the Corporation will be liquidated and proceeds will be used to repay the creditors of the Sellers, including the Corporation. The Corporation will seek to recover the $19.4 million (£12 million) remaining senior secured debt claim held by it through the liquidation process. However, based on the estimated recovery information provided by the Administrators, the Corporation recorded a loss of $7.8 million relating to the senior secured debt it acquired in the current year first quarter. The liquidation process and the negotiations with landlords for stores included in the aforementioned acquisition, is expected to take approximately six to twelve months.

Separate from the acquired senior secured debt, the Corporation had unsecured accounts receivable exposure to Clinton Cards. Based on the expected recovery shortfall on the senior secured debt noted above, a majority of the unsecured accounts receivable is not expected to be collected. Accordingly, the Corporation recorded bad debt expense of $17.2 million relating to the unsecured accounts receivable during the three months ended May 25, 2012. In addition, with the May 2012 announcement by the Administrators that all of Clinton Cards’ Birthdays branded retail stores would be liquidated, the Corporation recorded an impairment charge of $4.0 million for the deferred costs related to the Birthdays stores.

The Corporation expects that the new retail operations will be reported as a separate reportable segment in the current year second quarter.

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

Overview

Our first quarter operating results were significantly impacted by certain charges associated with activities and transactions related to Clinton Cards PLC (“Clinton Cards”). Clinton Cards, one of the largest specialty retailers of greeting cards in the United Kingdom (“UK”), had been an important customer to our international business for approximately forty years and was one of our largest customers. The Clinton Cards business had been struggling and in an effort to protect our interest and work more closely with all involved parties, on May 9, 2012, we acquired all of Clinton Cards’ outstanding senior secured debt for $56.6 million. Clinton Cards was subsequently placed into administration, a procedure similar to Chapter 11 bankruptcy in the United States. As part of the administration process, an auction of the assets of the Clinton Cards business was conducted. We participated in the auction process and bid $37.2 million for certain of the assets. The bid took the form of a “credit bid,” where we used a portion of the outstanding senior secured debt owed to us by Clinton Cards to pay the purchase price for the assets.

Subsequent to the end of our first quarter, our bid was accepted on June 6, 2012, and we acquired approximately 400 stores, together with the related inventory and overhead, as well as the Clinton Cards and related brands. The final number of stores acquired will depend on negotiations with landlords at each respective location, who must generally consent to the assignment of the leases for such stores on terms that are acceptable to us. If we cannot negotiate acceptable lease assignments or if the applicable landlord withholds consent to the assignment of its store lease, then we may close the store and the store lease will be placed back into the administrative process. It is anticipated that the remaining assets not purchased by us will be liquidated and proceeds will be used to repay the creditors of Clinton Cards, including us as both the only senior secured lender and the largest unsecured lender. We will seek to recover our $19.4 million remaining senior secured debt claim through the liquidation process. However, based on the estimated recovery information provided by the administrators, we recorded a loss of $7.8 million relating to the senior secured debt we acquired in the first quarter. Both the liquidation process and the negotiations with landlords are expected to take approximately six to twelve months.

Separate from the acquired senior secured debt, we had unsecured accounts receivable exposure to Clinton Cards. Based on the expected recovery shortfall on the senior secured debt noted above, a majority of the unsecured accounts receivable is not expected to be collected. Accordingly, we recorded bad debt expense of $17.2 million relating to the unsecured accounts receivable during the three months ended May 25, 2012. In addition, with the May 2012 announcement by the administrators that all of Clinton Cards’ Birthdays branded retail stores would be liquidated, we recorded an impairment charge of $4.0 million for the deferred costs related to the supply agreement associated with the Birthdays stores. We also incurred $2.0 million of legal and advisory fees related to the Clinton Cards situation during the first quarter.

The table below summarizes the charges described above and their impact on our Consolidated Statement of Income during the first quarter:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$4.0	$—	$—	$—	$4.0
Administrative and general expenses	—	17.2	2.0	—	19.2
Other non-operating expense	—	—	—	7.8	7.8

	$4.0	$17.2	$2.0	$7.8	$31.0

Total revenue in the first quarter decreased approximately $11 million, or 2.6% compared to the prior year period. The lower revenue was primarily due to the impairment of deferred costs related to the supply agreement associated with the Birthdays stores, lower sales in our fixtures business and the unfavorable impact of foreign exchange movements. Total revenue was favorably impacted by higher sales of greeting cards compared to the prior year quarter.

First quarter operating income was $20.3 million compared to $56.8 million in the prior year. Beyond the impact of the Clinton Cards charges, of which $23.2 million impacted operating income, the current quarter operating income performance was impacted by additional marketing expenses incurred to support our product leadership initiative, the impact of lower sales to Clinton Cards as their business struggled, and an approximately $2 million charge related to the termination of certain agency agreements associated with our intellectual property licensing business.

Results of Operations

Three months ended May 25, 2012 and May 27, 2011

Net income was $7.3 million, or $0.20 per share, in the first quarter compared to $32.6 million, or $0.78 per share, in the prior year first quarter (all per-share amounts assume dilution).

Our results for the three months ended May 25, 2012 and May 27, 2011 are summarized below:

(Dollars in thousands)	2012	% Total Revenue	2011	% Total Revenue
Net sales	$389,253	99.0%	$398,124	98.6%
Other revenue	3,853	1.0%	5,572	1.4%

Total revenue	393,106	100.0%	403,696	100.0%
Material, labor and other production costs	163,864	41.7%	157,929	39.1%
Selling, distribution and marketing expenses	127,163	32.3%	124,640	30.9%
Administrative and general expenses	80,168	20.4%	65,298	16.2%
Other operating expense (income) – net	1,574	0.4%	(923)	(0.2%)

Operating income	20,337	5.2%	56,752	14.0%
Interest expense	4,376	1.1%	6,124	1.5%
Interest income	(138)	(0.0%)	(321)	(0.1%)
Other non-operating expense – net	5,679	1.5%	159	0.0%

Income before income tax expense	10,420	2.6%	50,790	12.6%
Income tax expense	3,170	0.8%	18,197	4.5%

Net income	$7,250	1.8%	$32,593	8.1%

For the three months ended May 25, 2012, consolidated net sales decreased 2.2%, or approximately $9 million, from $398.1 million in the prior year first quarter to $389.3 million in the current three months. This decrease was primarily due to lower net sales in our fixtures business of approximately $4 million and a $4 million impairment of deferred costs related to the supply agreement associated with Clinton Cards’ Birthdays stores. The current quarter also included reduced gift packaging product sales of approximately $1 million and decreased sales in our AG Interactive segment of approximately $1 million. Foreign currency translation unfavorably impacted net sales by approximately $3 million. Partially offsetting these decreases were improvements in greeting card sales of approximately $3 million. In addition, scan-based trading (“SBT”) implementations favorably impacted net sales by approximately $1 million, compared to the prior year first quarter.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $1.7 million during the three months ended May 25, 2012.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 25, 2012 and May 27, 2011 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2012	2011	2012	2011	2012	2011
Unit volume	2.5%	2.6%	1.8%	(1.3%)	2.2%	1.2%
Selling prices	(3.1%)	(0.9%)	3.7%	2.1%	(0.6%)	0.2%
Overall increase / (decrease)	(0.7%)	1.7%	5.6%	0.8%	1.6%	1.4%

During the first quarter, combined everyday and seasonal greeting card sales less returns increased 1.6% compared to the prior year quarter, including improvements in unit volume of 2.2% being partially offset by decreases in selling prices of 0.6%. The overall increase was driven by unit growth from both our everyday and seasonal greeting cards in our International Social Expression Products segment and unit improvement from seasonal greeting cards in our North American Social Expression Products segment.

Everyday card sales less returns for the first quarter was down 0.7%, compared to the prior year quarter, with an increase in unit volume of 2.5% more than offset by a decrease in selling prices of 3.1%. The unit volume improved as a result of additional distribution with existing customers within our International Social Expression Products segment. The selling price decline was a result of the continued shift to a higher proportion of our value cards sold in both of our greeting card segments driven primarily by our expanded distribution with existing customers and the continued shift in consumer behavior toward value shopping. The selling price decline within our International Social Expression Products segment was also driven by reduced sales to a larger customer that primarily purchases higher priced cards.

Compared to the prior year quarter, seasonal card sales less returns increased 5.6% with an increase in both unit volume and selling prices of 1.8% and 3.7%, respectively. The improvement in unit volume was a result of additional distribution with existing customers in both of our greeting card segments. Within our North American Social Expression Products segment, the unit volume improvement was driven primarily by our Mother’s Day and Graduation programs. The increase in selling prices was attributable to Mother’s Day, Father’s Day and Graduation programs within our North American Social Expression Products segment.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended May 25, 2012 were $163.9 million, an increase of approximately $6 million from $157.9 million in the prior year first quarter. As a percentage of total revenue, these costs were 41.7% in the current period compared to 39.1% for the three months ended May 27, 2011, an increase of approximately 260 basis points or about $10 million. Approximately 80 percent of the basis point increase was primarily due to a change in sales mix, shifting toward a higher proportion of lower margin value cards and reduced sales to a larger customer that primarily purchases higher priced cards. The remaining 20 percent of the basis point increase was attributable to increased product display materials. These increases in MLOPC were partially offset by a decrease of approximately $4 million attributable to lower non-card product sales volume.

Selling, distribution and marketing (“SDM”) expenses for the three months ended May 25, 2012 were $127.2 million, increasing approximately $3 million from $124.6 million for the comparable period in the prior year. The increase was primarily driven by higher marketing expenses of approximately $4 million relating to Cardstore.com. Partially offsetting this increase was lower costs in our field service organization of approximately $2 million primarily related to prior year store setup activities for the value channel, which did not recur in the current period.

Administrative and general expenses were $80.2 million for the three months ended May 25, 2012, an increase of approximately $15 million from $65.3 million in the prior year period. This increase was driven primarily by higher bad debt expense, where approximately $17 million was recorded in the UK relating to increased unsecured accounts receivable exposure as a result of Clinton Cards being placed into administration in the current quarter. This increase was partially offset by lower bad debt expense within our North American Social Expressions Products segment and decreased costs associated with our information technology systems refresh project of approximately $2 million each.

Other operating expense (income) – net was $1.6 million of expense during the current year quarter compared to $0.9 million of income in the prior year. The current year included an expense of $2.1 million related to the termination of certain agency agreements associated with our licensing business.

Other non-operating expense was $5.7 million for the three months ended May 25, 2012 compared to $0.2 million for the three months ended May 27, 2011. The current year quarter included a loss of $7.8 million related to the senior secured debt of Clinton Cards that we acquired on May 8, 2012.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and our International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass merchandising as the primary channel. As permitted under Accounting Standards Codification Topic 280, “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating segments have similar economic characteristics, products, production processes, types of customers and distribution methods. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 14, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 25, 2012	May 27, 2011	% Change
Total revenue	$308,559	$304,684	1.3%
Segment earnings	56,218	59,294	(5.2%)

Total revenue of our North American Social Expression Products segment for the quarter ended May 25, 2012, increased $3.9 million, or 1.3%, compared to the prior year period. The increase was primarily driven by higher sales of greetings cards of approximately $3 million and increased sales of other ancillary products such as party goods of approximately $1 million. Compared to the prior year period, the current year quarter was favorably impacted by SBT implementations of approximately $2 million as there were less SBT implementation activities. Partially offsetting these increases were lower sales of gift packaging products and the impact of unfavorable foreign currency translation, which combined totaled approximately $2 million.

Segment earnings decreased $3.1 million in the current three months compared to the three months ended May 27, 2011. The decrease was driven by increased marketing expenses of approximately $4 million related to Cardstore.com and incremental product display costs of approximately $3 million. Also, gross margin declined by approximately $2 million due to higher sales volume being more than offset by unfavorable product mix as a result of a shift to a higher proportion of lower margin value cards. These unfavorable variances were partially offset by lower costs associated with our technology systems refresh project, decreased bad debt expense and favorable impact of SBT implementation of approximately $2 million each. Also, costs in our field service organization decreased approximately $1 million primarily related to prior year store setup activities for the value channel, which did not recur in the current period.

International Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 25, 2012	May 27, 2011	% Change
Total revenue	$62,680	$70,205	(10.7%)
Segment earnings	(22,557)	3,303	(782.9%)

Total revenue of our International Social Expression Products segment decreased $7.5 million, or 10.7% for the three months ended May 25, 2011, compared to the same period in the prior year. The decrease was primarily driven by a $4 million impairment of deferred costs related to the supply agreement associated with Clinton Cards’ Birthdays stores as all of the Birthdays stores are expected to be closed. Also, declined sales in non-card products, unfavorable foreign currency translation impacts and unfavorable SBT implementation impacted the lower revenue in the current quarter by approximately $1 million each.

Segment earnings decreased $25.9 million in the three months ended May 25, 2012 compared to the same period in the prior year. The decline in earnings was primarily driven by Clinton Cards being placed into administration, including approximately $17 million of bad debt expense and an approximate $4 million impairment of deferred costs related to the supply agreement associated with Clinton Cards’ Birthdays stores. In addition, compared to the prior year period, the gross margin percentage during the first quarter of 2013 declined 540 basis points, or $3 million, due to an unfavorable product mix as a result of a shift to a higher proportion of lower margin cards and reduced sales to a larger customer that primarily purchases higher priced cards.

AG Interactive Segment

	Three Months Ended
(Dollars in thousands)	May 25, 2012	May 27, 2011	% Change
Total revenue	$15,496	$16,608	(6.7%)
Segment earnings	3,773	2,636	43.1%

Total revenue of AG Interactive decreased $1.1 million compared to the prior year quarter. This decrease in revenue was driven primarily by lower advertising revenue and the impact of winding down the Photoworks website in the prior year first quarter. AG Interactive had approximately 3.8 million online paid subscriptions at the end of the first quarter of 2013 and 2012.

Segment earnings increased $1.1 million compared to the prior year quarter. The earnings impact of lower sales was more than offset by decreased marketing and product management costs and lower technology costs.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally incurred debt, domestic profit sharing expense, and stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs. In the current year quarter, unallocated items included a loss of $7.8 million related to the senior secured debt of Clinton Cards that we acquired and legal and advisory fees of $2.0 million related to Clinton Cards transaction.

	Three Months Ended
(Dollars in thousands)	May 25, 2012	May 27, 2011
Interest expense	$(4,376)	$(6,108)
Profit sharing expense	(2,980)	(3,687)
Stock-based compensation expense	(1,869)	(2,662)
Corporate overhead expense	(17,731)	(6,592)

Total Unallocated	$(26,956)	$(19,049)

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of May 27, 2011 has been included.

Operating Activities

Operating activities provided $49.9 million of cash during the three months ended May 25, 2012, compared to $12.9 million in the prior year period.

Accounts receivable used $2.2 million of cash during the three months ended May 25, 2012, compared to $12.9 million of cash during the same period in the prior year. The cash inflow in the current year quarter was primarily due to the timing of collections from, or credits issued to, certain customers as well the implementation of the SBT model with certain retailers which generally accelerates the collection of accounts receivable due to shorter payment terms. The use of cash in the prior year first quarter was attributable to the timing of cash collections both prior to, and during, that quarter. Strong cash collections during the fourth quarter ended February 28, 2011 lead to a relatively lower accounts receivable balance at the beginning of the first quarter of 2012 while slower receipt of customer payment near the end of the prior year first quarter lead to a growth in the accounts receivable balance, and thus resulting in a use of cash during the prior year first quarter.

Inventory used $7.2 million of cash during the three months ended May 25, 2012, compared to using $18.8 million of cash during the prior year first quarter. The use of cash in the prior year quarter was primarily due to the inventory build of cards and fixtures associated with expanded distribution within the value channel.

Deferred costs—net generally represents payments under agreements with retailers, net of the related amortization of those payments. During the three months ended May 25, 2012, amortization plus the $4.0 million impairment of the deferred costs related to the supply agreement associated with the Clinton Cards’ Birthdays stores exceeded payments by $19.6 million. During the prior year first quarter, amortization exceeded payments by $13.1 million.

Accounts payable and other liabilities used $12.8 million of cash during the three months ended May 25, 2012, compared to using $27.9 million in the prior year first quarter. The year-over-year change in cash usage was attributable to both a growth in accounts payable, primarily due to timing of payments, and lower variable compensation payments during the current year first quarter compared to the prior year first quarter. Prior year first quarter included the payment of variable compensation from the year ended February 28, 2011, which was higher than for the year ended February 29, 2012, thus resulting in a larger use of cash in the prior year first quarter.

Investing Activities

Investing activities used $73.0 million of cash during the three months ended May 25, 2012, compared to $15.8 million of cash during the three months ended May 27, 2011. During the current year first quarter we paid $56.6 million of cash to acquire all of the outstanding senior secured debt of Clinton Cards. In addition, cash paid for capital expenditures was $16.4 million.

The use of cash in the prior year first three months was primarily related to cash payments for business acquisitions as well as capital expenditures of $9.8 million. During the prior year first quarter, cash paid for the Watermark acquisition, net of cash acquired, was $6.0 million.

Financing Activities

Financing activities used $47.1 million of cash during the three months ended May 25, 2012, compared to using $4.0 million during the three months ended May 27, 2011. During the current year first quarter, this use of cash was primarily related to share repurchases and cash paid for dividends of approximately $5.4 million. During the three months ended May 25, 2012, $40.5 million was paid to repurchase 2.7 million Class A common shares under our repurchase program in accordance with our Amended and Restated Articles of Incorporation. Repurchases of $2.1 million for approximately 0.1 million Class A common shares were not included in the above repurchases amount in the Consolidated Statement of Cash Flows because the cash settlement for these transactions occurred subsequent to May 25,2012 . However, this $2.1 million was included in “Shareholders’ equity” on our Consolidated Statement of Financial Position under Part I, Item 1 of this Quarterly Report.

In the first quarter of fiscal 2012, the receipt of the exercise price on stock options and excess tax benefits from share-based payment awards provided $10.1 million and $1.9 million of cash, respectively. This source of cash was more than offset by cash used for share repurchases of $9.9 million and cash paid for dividends of approximately $6.1 million. During the prior year first quarter, $0.4 million was paid to repurchase approximately 0.1 million Class A common shares under our repurchase program and $9.5 million was paid to repurchase approximately 0.4 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $470 million at May 25, 2012, which included our $400 million senior secured credit facility and our $70 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At May 25, 2012, we had no borrowings outstanding under the accounts receivable securitization facility or the revolving credit facility. We had, in the aggregate, $30.6 million outstanding under letters of credit, which reduced the total credit availability thereunder as of May 25, 2012.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 29, 2012 for further information.

At May 25, 2012, we were in compliance with our financial covenants under the borrowing agreements described above.

Capital Deployment and Investments

Throughout fiscal 2013 and thereafter, we will continue to consider all options for capital deployment including growth options, acquisitions and other investments in third parties, expanding customer relationships, expenditures or investments related to our current product leadership initiatives or other future strategic initiatives, capital expenditures including amounts to refresh the Clinton Cards’ stores acquired in June 2012, the information technology systems refresh, our new world headquarters project, the opportunity to repurchase our own shares, and, as appropriate, preserving cash.

As we have stated, our objective is to continue to expand our position as a leading creator, manufacturer and distributor of social expression products. As such, we have and expect to continue to focus our resources on our core greeting card business, developing new, and growing existing, business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. For example, during fiscal 2012, we spent approximately $15 million on incremental marketing expenses in support of our product leadership strategy, primarily related to promotional efforts around our recently developed Web site Cardstore.com, which allows consumers to purchase paper greeting cards on the Internet and then have the physical cards delivered directly to the recipient. During the first quarter of fiscal 2013, we spent approximately $4 million on such marketing expenses. As we seek to develop this and other channels of distribution, during the second quarter of fiscal 2013 we expect that we will continue to incur additional expenses and make additional investments to support these efforts in amounts and at a pace that is similar to our spending on these efforts during the second half of 2012. We will likely continue this spending during the second half of 2013; however, the timing and amount will depend on consumer response. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material.

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any given fiscal year and over the life of the project. During 2012, we spent approximately $25 million, including capital of approximately $19 million and expense of approximately $6 million, on these information technology systems. During the three months ended May 25, 2012, we spent approximately $9 million on these information technology systems, including capital of approximately $7 million and expense of approximately $2 million. In addition, over roughly the next five or six years, we currently expect to spend at least an aggregate of $150 million on these information technology systems, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the life of the project, or that we will achieve the associated efficiencies or any cost savings.

During fiscal 2012, we announced that we expect that we will begin to invest in the development of a world headquarters in the Northeast Ohio area. The state of Ohio has committed certain tax credits, loans and other incentives totaling up to $93.5 million to assist us in the development of a new headquarters in Ohio. We are required to make certain investments and meet other criteria to receive these incentives over time. We are currently in the preconstruction stages of the project and have not yet completed the architectural design for the new building. However, based on preliminary estimates, it is anticipated that the gross costs associated with a new world headquarters building, before any tax credit, loans or other incentives that we may receive, will be between approximately $150 million and $200 million over the next two to three years.

During the first quarter of fiscal 2013, we repurchased $42.6 million of our Class A common shares under the $75 million stock repurchase program announced on January 4, 2012. Under this program, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program.

As disclosed in Note 1 to the Consolidated Financial Statements, we hold a minority investment in AAH Holding Corporation, now known as Party City Holdings, Inc. (“Party City”). On June 4, 2012, Party City announced that it entered into a definitive agreement to sell a majority stake of the company in a recapitalization transaction valued at $2.69 billion. In the event this transaction closes, we expect that the value of this investment will increase. However, at this time we are unable to quantify any such increase and there can be no assurance that the transaction will close.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Please refer to the discussion of our Critical Accounting Policies under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 29, 2012.

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

•

the ability to successfully integrate Clinton Cards and achieve the anticipated revenue and operating profits, together with the outcome of negotiations with landlords and the ultimate number of stores acquired;

•	the ability of the administrators to generate sufficient proceeds from the liquidation of the remaining Clinton Cards business to repay the remaining secured debt owed to us;

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

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to achieve the desired accretive effect from any share repurchase programs;

•	the ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising, subscriptions as revenue generators, and the ability to adapt to rapidly changing social media and the digital photo sharing space.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 29, 2012. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 29, 2012, the end of our preceding fiscal year, to May 25, 2012, the end of our most recent fiscal quarter.

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

In the Baker Litigation, the plaintiff claims that American Greetings Corporation (1) misappropriated its employees’ names and identities to benefit itself; (2) breached its fiduciary duty by using its employees’ identities and personal information to benefit itself; (3) unjustly enriched itself through the receipt of corporate-owned life insurance policy benefits, interest and investment returns; and (4) improperly received insurance policy benefits for the insurable interest in Mr. Wolfe’s life. The plaintiff seeks damages in the amount of all pecuniary benefits associated with the subject Insurance Policies, including investment returns, interest and life insurance policy benefits that American Greetings Corporation received from the deaths of the former employees whose estates form the putative class. The plaintiff also seeks punitive damages, pre- and post-judgment interest, costs and attorney’s fees. American Greetings Corporation filed a Motion to Dismiss on April 30, 2012, which is pending with the court.

In the Collier Litigation, the plaintiff claims that American Greetings Corporation did not have an insurable interest when it obtained the subject Insurance Policies and wrongfully received the benefits from those policies. The plaintiff seeks damages in the amount of policy benefits received by American Greetings Corporation from the subject Insurance Policies, as well as attorney’s fees and costs and interest. On April 2, 2012, Plaintiff filed its First Amended Complaint, adding misappropriation of employee information and breach of fiduciary duty claims as well as seeking punitive damages. On April 20, 2012, American Greetings Corporation moved to transfer the Collier Litigation to the Northern District of Ohio, where the Baker Litigation is pending. On June 19, 2012, the magistrate issued his Report and Recommendation that American Greetings’ Motion to Transfer the case to the Northern District of Ohio be granted.

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

In addition to the foregoing, we are involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including, but not limited to, employment, commercial disputes and other contractual matters. We, however, do not believe that any of the other litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

Item 1A. Risk Factors.

The information presented below updates and supplements the risk factors contained in our Annual Report on Form 10-K for the year ended February 29, 2012. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties, which we do not presently consider material or of which we are not currently aware, may also have an adverse impact on us.

The size of, and lease terms for stores in, our retail store portfolio cannot be determined at this time.

As described in Note 15 of our Notes to Consolidated Financial Statements included in Item 1 of Part I to this Quarterly Report on Form 10-Q, in connection with our acquisition of assets from Clinton Cards and certain of its subsidiaries, we anticipate acquiring approximately 400 retail stores together with related inventory and overhead, as well as the Clinton Cards and related brands. The total number of stores that we acquire, however, depends on our ability to negotiate acceptable lease terms with the applicable landlords and to obtain consents from the applicable landlords where necessary. If we cannot negotiate lease assignments that are acceptable or if landlords’ consents are withheld, the applicable stores will be closed and the Clinton Cards estate will be responsible for any further obligations under the leases. Our purchase price for the agreed upon assets of Clinton Cards, however, will remain unchanged, without reduction for the loss of any retail space where the lease was not acceptably renegotiated. The profitability of the portfolio of stores acquired will be heavily dependent on our ability to negotiate acceptable lease terms in the majority of those stores, including but not limited to, rent reductions. We cannot guarantee that preferred store sites will be available to us or that the terms for the leases at those preferred sites will be acceptable to us.

We may not be successful in operating a direct retail business in a foreign country.

We face a number of challenges to successfully expanding into the operations of a retail business in a foreign country. For example, we have no recent experience operating retail stores, particularly outside of North America. Although we have engaged a team of advisors to run the Clinton Cards stores that has extensive specialty retail channel experience, the team consists of employees of Schurman Fine Papers (“Schurman”), which has limited operating experience in the UK. In addition, although we have a minority ownership interest in Schurman, and Schurman continues to be an important customer, this arrangement may be temporary, in which case we would need to put in place a long-term management team to run the Clinton Cards stores. There are also many factors outside of our control that could adversely affect our ability to operate the Clinton Cards retail stores profitably, including factors that may affect the consumer spending on our products, such as negative consumer perception resulting from a US company owning the Clinton Stores, recessionary economic conditions in the UK, availability of consumer credit, taxation, weather, fuel prices and consumer confidence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended May 25, 2012.

Period	Total Number of Shares Repurchased			Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
March 2012	Class A –	890,000		$15.60	(2)	890,000		$33,156,329
	Class B –	408	(1)	$15.19		—
April 2012	Class A –	950,000		$15.07	(2)	950,000		$18,840,624
	Class B –	—	(1)	—		—
May 2012	Class A –	970,000		$14.87	(2)	970,000	(3)	$4,416,736
	Class B –	—	(1)	—		—
Total	Class A –	2,810,000				2,810,000	(3)
	Class B –	408	(1)			—

(1)	There is no public market for our Class B common shares. Pursuant to our Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. It is the Corporation’s general policy to repurchase Class B common shares, in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On January 4, 2012, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. Under this program, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Corporation deems appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Executive Annual Incentive Plan (Fiscal Year 2013 Description).

10.2	Form of Performance Share Award Agreement (for Fiscal 2013 Awards).

31 (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the quarters ended May 25, 2012 and May 27, 2011, (ii) Consolidated Statement of Comprehensive (Loss) Income for the quarters ended May 25, 2012 and May 27, 2011, (iii) Consolidated Statement of Financial Position at May 25, 2012, February 29, 2012 and May 27, 2011, (iv) Consolidated Statement of Cash Flows for the quarters ended May 25, 2012 and May 27, 2011, and (v) Notes to the Consolidated Financial Statements for the quarter ended May 25, 2012.

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

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and
Chief Accounting Officer *

July 5, 2012

* (Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)