Form 10-Q
period 2012-08-24
AMERICAN GREETINGS CORP
filed 2012-10-03
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

As of October 1, 2012, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	28,755,110
Class B Common	2,859,536

AMERICAN GREETINGS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Net sales	$386,518	$361,141	$775,771	$759,265
Other revenue	7,318	9,053	11,171	14,625

Total revenue	393,836	370,194	786,942	773,890

Material, labor and other production costs	176,732	158,198	340,596	316,127
Selling, distribution and marketing expenses	148,995	126,489	276,158	251,129
Administrative and general expenses	70,870	60,926	151,038	126,224
Other operating (income) expense – net	(778)	(5,122)	796	(6,045)

Operating (loss) income	(1,983)	29,703	18,354	86,455

Interest expense	4,434	5,763	8,810	11,887
Interest income	(94)	(310)	(232)	(631)
Other non-operating (income) expense – net	(252)	(703)	5,427	(544)

(Loss) income before income tax (benefit) expense	(6,071)	24,953	4,349	75,743
Income tax (benefit) expense	(1,817)	10,477	1,353	28,674

Net (loss) income	$(4,254)	$14,476	$2,996	$47,069

(Loss) earnings per share – basic	$(0.13)	$0.36	$0.09	$1.16

(Loss) earnings per share – assuming dilution	$(0.13)	$0.35	$0.08	$1.12

Average number of shares outstanding	33,753,382	40,696,961	34,629,565	40,598,659

Average number of shares outstanding – assuming dilution	33,753,382	41,688,787	35,328,913	41,842,760
Dividends declared per share	$0.15	$0.15	$0.30	$0.30

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Net (loss) income	$(4,254)	$14,476	$2,996	$47,069

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,629	(1,444)	(2,771)	3,038
Pension and postretirement benefit adjustments	23	87	498	71
Unrealized (loss) gain on securities	(1)	—	(1)	1

Other comprehensive income (loss), net of tax	5,651	(1,357)	(2,274)	3,110

Comprehensive income	$1,397	$13,119	$722	$50,179

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	August 24, 2012	February 29, 2012	August 26, 2011
ASSETS

Current assets
Cash and cash equivalents	$61,743	$132,438	$209,326
Trade accounts receivable, net	97,564	113,840	111,691
Inventories	275,978	208,945	248,805
Deferred and refundable income taxes	78,713	58,118	59,876
Assets held for sale	—	—	5,282
Prepaid expenses and other	134,114	123,419	106,775

Total current assets	648,112	636,760	741,755

Goodwill	—	—	29,044
Other assets	472,613	503,700	425,423
Deferred and refundable income taxes	120,103	121,228	129,594

Property, plant and equipment – at cost	968,956	924,512	895,045
Less accumulated depreciation	637,382	636,736	634,722

Property, plant and equipment – net	331,574	287,776	260,323

	$1,572,402	$1,549,464	$1,586,139

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$135,247	$86,166	$118,162
Accrued liabilities	66,336	58,657	56,056
Accrued compensation and benefits	55,122	68,317	47,916
Income taxes payable	14,476	7,409	15,812
Deferred revenue	30,517	35,519	31,884
Other current liabilities	46,837	49,013	65,718

Total current liabilities	348,535	305,081	335,548

Long-term debt	280,181	225,181	233,970
Other liabilities	262,923	269,367	184,258
Deferred income taxes and noncurrent income taxes payable	22,008	22,377	32,740

Shareholders’ equity
Common shares – Class A	29,887	34,011	37,561
Common shares – Class B	2,860	2,842	2,781
Capital in excess of par value	517,019	513,163	507,256
Treasury stock	(1,078,922)	(1,020,838)	(962,747)
Accumulated other comprehensive (loss) income	(14,104)	(11,830)	764
Retained earnings	1,202,015	1,210,110	1,214,008

Total shareholders’ equity	658,755	727,458	799,623

	$1,572,402	$1,549,464	$1,586,139

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Six Months Ended
	August 24, 2012	August 26, 2011
OPERATING ACTIVITIES:
Net income	$2,996	$47,069
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	4,841	5,362
Gain on dispositions	—	(4,500)
Net loss (gain) on disposal of fixed assets	154	(484)
Depreciation and intangible assets amortization	23,310	22,158
Provision for doubtful accounts	17,567	4,620
Impairment of Clinton Cards debt	10,043	—
Deferred income taxes	(2,379)	4,039
Gain on sale of Party City investment	(3,152)	—
Other non-cash charges	619	1,814
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(1,684)	8,209
Inventories	(51,668)	(64,515)
Other current assets	(12,188)	4,457
Income taxes	(9,532)	2,785
Deferred costs – net	40,598	16,400
Accounts payable and other liabilities	35,854	(8,751)
Other – net	(6,499)	1,049

Total Cash Flows From Operating Activities	48,880	39,712

INVESTING ACTIVITIES:
Property, plant and equipment additions	(46,058)	(30,434)
Cash payments for business acquisitions, net of cash acquired	621	(5,992)
Proceeds from sale of fixed assets	488	2,567
Proceeds from sale of intellectual properties	—	4,500
Purchase of Clinton Cards debt	(56,560)	—

Total Cash Flows From Investing Activities	(101,509)	(29,359)

FINANCING ACTIVITIES:
Increase in long-term debt	55,000	—
Issuance or exercise of share-based payment awards	(591)	12,222
Tax (deficiency) benefit from share-based payment awards	(413)	2,370
Purchase of treasury shares	(60,700)	(20,791)
Dividends to shareholders	(10,440)	(12,176)

Total Cash Flows From Financing Activities	(17,144)	(18,375)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(922)	1,510

DECREASE IN CASH AND CASH EQUIVALENTS	(70,695)	(6,512)

Cash and Cash Equivalents at Beginning of Year	132,438	215,838

Cash and Cash Equivalents at End of Period	$61,743	$209,326

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended August 24, 2012 and August 26, 2011

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

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2012 refers to the year ended February 29, 2012. The Corporation’s subsidiary, AG Retail Cards Limited, which operates the recently acquired retail stores in the United Kingdom (also referred to herein as “UK”), is consolidated on a one-month lag corresponding with its fiscal year-end of February 2 for 2013. See Note 4 for further information.

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

The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of August 24, 2012 includes:

•	the investment in the equity of Schurman of $1.9 million;

•	the limited guaranty (“Liquidity Guaranty”) of Schurman’s indebtedness of $12.0 million;

•	normal course of business trade accounts receivable due from Schurman of $20.5 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business;

•

the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $17.7 million, $22.1 million and $28.5 million as of August 24, 2012, February 29, 2012 and August 26, 2011, respectively; and

•	the subordinated credit facility (the “Subordinated Credit Facility”) that provides Schurman with up to $10.0 million of subordinated financing.

The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $12.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in January 2014. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of August 24, 2012 requiring the use of the guaranty.

The Subordinated Credit Facility that the Corporation provides to Schurman had an initial term of nineteen months expiring on November 17, 2010, however, unless either party provides the appropriate written notice prior to the expiration of the applicable term, the facility automatically renews for periods of one year, except in the case of the last renewal, in which case the facility can only renew for the partial year ending on the facility’s expiration date of June 25, 2013. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. Borrowings under the Subordinated Credit Facility are subordinate to borrowings under Schurman’s Senior Credit Facility and the Subordinated Credit Facility includes affirmative and negative non-financial covenants and events of default customary for such financings. As of August 24, 2012, Schurman had not borrowed under the Subordinated Credit Facility.

In addition to the investment in the equity of Schurman, the Corporation held a small investment in the common stock of Party City Holdings, Inc. (“Party City”), formerly known as AAH Holdings Corporation. On June 4, 2012, Party City announced that it entered into a definitive agreement (the “Merger Agreement”) to sell a majority stake of the company in a recapitalization transaction valued at $2.69 billion. On July 27, 2012, this transaction closed and Party City merged with and into PC Merger Sub, Inc., a wholly-owned subsidiary of PC Topco Holdings, Inc. (“Holdings”). Contemporaneously with the closing, on July 27, 2012, the Corporation exchanged 617.3 shares of its Party City common stock for 1,200 shares of common stock of the new company, Holdings, and sold its remaining 123.44 shares of Party City common stock for $4.9 million, recording a gain of $3.2 million. The cash proceeds were received in September 2012. The terms of the Merger Agreement include certain provisions contemplating the adjustment of the purchase price paid in the transaction under certain circumstances. As a result, approximately $1 million of the cash consideration payable to the Corporation in exchange for its shares of Party City common stock is being withheld in escrow until resolution of any such purchase price adjustment. Depending on the resolution of any purchase price adjustment, the Corporation may recognize an additional gain of up to approximately $1 million. See Note 6 for further information. The investment in Schurman and the investment in Holdings totaled $10.7 million as of August 24, 2012, and are accounted for under the cost method.

During the six months ended August 24, 2012, the Corporation recorded certain charges associated with activities and transactions related to Clinton Cards PLC (“Clinton Cards”) that do not have comparative amounts in the prior year period. See Note 4 for further information.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Corporation adopted this standard on March 1, 2012. The adoption of this standard did not have a material effect on the Corporation’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, ASU 2011-05 requires presentation of reclassification adjustments for each component of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In January 2012, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the effective date of the requirements made in ASU 2011-05 pertaining to presentation of reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-12 reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in the notes to the financial statements. The other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011. Effective March 1, 2012, the Corporation adopted the two consecutive statements approach for the presentation of components of net income and other comprehensive income and a total for comprehensive income. The Corporation’s Consolidated Financial Statements include the Consolidated Statement of Comprehensive Income as a result of adopting this standard.

In July 2012, the FASB issued ASU No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

Note 4 – Acquisition

During the first quarter of 2013, the Corporation acquired all of the outstanding senior secured debt of Clinton Cards for $56.6 million (£35 million) through Lakeshore Lending Limited (“Lakeshore”), a wholly-owned subsidiary of the Corporation organized under the laws of the United Kingdom. Subsequently, on May 9, 2012, Clinton Cards was placed into administration, a procedure similar to Chapter 11 bankruptcy in the United States. Prior to entering into administration, Clinton Cards had approximately 750 stores and annual revenues of approximately $600 million across its two primary retail brands, Clinton Cards and Birthdays. The legacy Clinton Cards business has been an important customer to the Corporation’s international business for approximately forty years and was one of the Corporation’s largest customers.

As part of the administration process, the administrators (“Administrators”) of Clinton Cards and certain of its subsidiaries (the “Sellers”) conducted an auction of certain assets of the business of the Sellers that they believed constituted a viable ongoing business. Lakeshore bid $37.2 million (£23 million) for certain of these remaining assets. The bid took the form of a “credit bid,” where the Corporation used a portion of the outstanding senior secured debt owed to Lakeshore by Clinton Cards to pay the purchase price for the assets. The bid was accepted by the Administrators and on June 6, 2012, through its wholly-owned subsidiaries, UK Greetings Limited and Lakeshore, the Corporation entered into an agreement with the Sellers and the Administrators for the purchase of certain assets and the related business of the Sellers.

Under the terms of the agreement, the Corporation expects to acquire approximately 400 stores from the Sellers, together with related inventory and overhead, as well as the Clinton Cards and related brands. The Corporation will operate the acquired stores through a subsidiary of Lakeshore, AG Retail Cards Limited. The asset acquisition is expected to result in a net increase in the Corporation’s annual revenues of approximately $265 million, although the final number will depend on the ultimate number of stores acquired, which is subject to further negotiations with landlords at each respective location. The landlords must generally consent to the assignment of the leases for such stores on terms that are acceptable to the Corporation. If the Corporation cannot negotiate acceptable lease assignments, or if the applicable landlord withholds consent to the assignment of its store lease, then the Corporation may close the store and the Sellers will be responsible for any further obligations under the store lease. Based on current negotiations, assuming that the remaining landlords consent to terms proposed by the Corporation, as of August 24, 2012, we anticipate the estimated future minimum rental payments for noncancelable operating leases related to acquired stores will be approximately $360 million.

The stores and assets not acquired by the Corporation remain part of the administration process. It is anticipated that these remaining assets not purchased by the Corporation will be liquidated and proceeds will be used to repay the creditors of the Sellers, including the Corporation. The Corporation will seek to recover the $19.4 million (£12 million) remaining senior secured debt claim held by it through the liquidation process. However, based on the estimated recovery information provided by the Administrators, the Corporation recorded an aggregate charge of $10.0 million, $7.8 million in the first quarter and $2.2 million in the second quarter, relating to the senior secured debt it acquired in the current year’s first fiscal quarter. The remaining balance of the secured senior debt, totaling approximately $9 million is included in “Prepaid expenses and other” on the Consolidated Statement of Financial Position. The liquidation process and the negotiations with landlords for stores included in the aforementioned acquisition, is expected to take approximately six to twelve months from the closing of the transaction on June 6, 2012.

Separate from the acquired senior secured debt, the Corporation had unsecured accounts receivable exposure to Clinton Cards. Based on the expected recovery shortfall on the senior secured debt described above, a majority of the unsecured accounts receivable is not expected to be collected. Accordingly, the Corporation recorded bad debt expense of $17.2 million relating to the unsecured accounts receivable. In addition, with the May 2012 announcement by the Administrators that all of Clinton Cards’ Birthdays branded retail stores would be liquidated, the Corporation recorded an impairment charge of $4.0 million for the deferred costs related to the Birthdays stores.

The charges incurred in the six months ended August 24, 2012 associated with the aforementioned acquisition that do not have comparative amounts in the prior year six month period are reflected on the Consolidated Statement of Operations as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$4.0	$—	$—	$—	$4.0
Administrative and general expenses	—	17.2	6.0	—	23.2
Other non-operating (income) expense	—	—	—	10.0	10.0

	$4.0	$17.2	$6.0	$10.0	$37.2

These charges are reflected in the Corporation’s reportable segments as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
International Social Expression Products	$4.0	$17.2	$—	$—	$21.2
Unallocated	—	—	6.0	10.0	16.0

	$4.0	$17.2	$6.0	$10.0	$37.2

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The estimated purchase price allocation is preliminary and subject to revision as valuation work is still being conducted. The following represents the preliminary purchase price allocation:

Purchase price (in millions):
Credit bid	$37.2
Effective settlement of pre-existing supply agreement with the legacy Clinton Cards business	6.2
Cash acquired	(0.6)

$42.8

Allocation (in millions):
Inventory	$16.2
Property, plant and equipment	20.0
Intangible assets	7.1
Current liabilities assumed	(0.5)

$42.8

The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material. The acquired business is included in the Corporation’s Retail Operations segment.

Note 5 – Royalty Revenue and Related Expenses

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

	Three Months Ended		Six Months Ended
(In thousands)	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Royalty revenue	$7,133	$8,964	$10,862	$14,383

Royalty expenses
Material, labor and other production costs	$2,673	$2,566	$5,001	$4,992
Selling, distribution and marketing expenses	2,723	3,379	3,379	4,724
Administrative and general expenses	441	472	863	861

	$5,837	$6,417	$9,243	$10,577

In addition to the expenses disclosed above, the Corporation incurred charges of $2.1 million associated with its licensing business, which is included in “Other operating (income) expense – net” on the Consolidated Statement of Operations. See Note 6 for further information.

Note 6 – Other Income and Expense

	Three Months Ended		Six Months Ended
(In thousands)	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Gain on sale of intellectual properties	$—	$(4,500)	$—	$(4,500)
Termination of certain agency agreements	—	—	2,125	—
Miscellaneous	(778)	(622)	(1,329)	(1,545)

Other operating (income) expense – net	$(778)	$(5,122)	$796	$(6,045)

In May 2012, the Corporation recorded expenses totaling $2.1 million related to the termination of certain agency agreements associated with its licensing business.

In June 2011, the Corporation sold certain minor character properties and recognized a gain of $4.5 million. The proceeds of $4.5 million were included in “Proceeds from sale of intellectual properties” on the Consolidated Statement of Cash Flows.

	Three Months Ended		Six Months Ended
(In thousands)	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Gain on sale of Party City investment	$(3,152)	$—	$(3,152)	$—
Loss on Clinton Cards debt	2,249	—	10,043	—
Foreign exchange loss (gain)	1,060	152	(396)	869
Rental income	(410)	(268)	(1,046)	(739)
(Gain) loss on asset disposal	(2)	(570)	154	(484)
Miscellaneous	3	(17)	(176)	(190)

Other non-operating (income) expense – net	$(252)	$(703)	$5,427	$(544)

“Miscellaneous” includes, among other things, income/loss from debt and equity securities.

In August 2012, the Corporation recorded a gain totaling $3.2 million associated with the sale of a portion of its investment in Party City. See Note 1 for further information.

The Corporation recorded a loss of $7.8 million and $2.2 million in the three months ended May 25, 2012 and August 24, 2012, respectively, related to the senior secured debt of Clinton Cards that the Corporation acquired during the first quarter. See Note 4 for further information.

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

Note 7 – (Loss) Earnings Per Share

The following table sets forth the computation of (loss) earnings per share and (loss) earnings per share—assuming dilution:

	Three Months Ended		Six Months Ended
	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Numerator (in thousands):
Net (loss) income	$(4,254)	$14,476	$2,996	$47,069

Denominator (in thousands):
Weighted average shares outstanding	33,753	40,697	34,630	40,599
Effect of dilutive securities:
Stock options and awards	—	992	699	1,244

Weighted average shares outstanding – assuming dilution	33,753	41,689	35,329	41,843

(Loss) earnings per share	$(0.13)	$0.36	$0.09	$1.16

(Loss) earnings per share – assuming dilution	$(0.13)	$0.35	$0.08	$1.12

Certain stock options were excluded from the computation of earnings per share-assuming dilution, as the effect would have been antidilutive due to the net loss in the period. The stock options excluded from the computation of earnings per share-assuming dilution were approximately 3.7 million in both the three and six month periods ended August 24, 2012 (2.5 million and 2.2 million in the three and six month periods ended August 26, 2011, respectively) because the options’ exercise prices were greater than the average price of the common shares.

There were an insignificant number of Class A common shares issued upon exercise of employee stock options and vesting of equity awards during the three months ended August 24, 2012 (0.2 million Class A common shares during the three months ended August 26, 2011). The Corporation issued approximately 0.2 million Class A common shares and an insignificant number of Class B common shares upon exercise of employee stock options and vesting of equity awards during the six months ended August 24, 2012 (0.7 million and 0.3 million Class A and Class B common shares, respectively, during the six months ended August 26, 2011).

Note 8 – Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 24, 2012	February 29, 2012	August 26, 2011
Allowance for seasonal sales returns	$24,127	$34,285	$25,015
Allowance for outdated products	11,785	10,976	13,405
Allowance for doubtful accounts	21,474	4,480	7,579
Allowance for marketing funds	29,459	26,679	31,477
Allowance for rebates	28,024	27,648	29,537

	$114,869	$104,068	$107,013

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $11.4 million, $13.7 million and $13.1 million as of August 24, 2012, February 29, 2012 and August 26, 2011, respectively.

During the first quarter of 2013, the Corporation recorded an additional allowance for doubtful accounts of approximately $17 million related to its unsecured accounts receivable exposure to Clinton Cards. See Note 4 for further information.

Note 9 – Inventories

(In thousands)	August 24, 2012	February 29, 2012	August 26, 2011
Raw materials	$23,256	$17,565	$23,906
Work in process	13,116	9,452	12,875
Finished products	301,634	242,767	272,948

	338,006	269,784	309,729
Less LIFO reserve	82,939	81,077	80,356

	255,067	188,707	229,373
Display materials and factory supplies	20,911	20,238	19,432

	$275,978	$208,945	$248,805

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $58.6 million, $52.0 million and $51.3 million as of August 24, 2012, February 29, 2012 and August 26, 2011, respectively.

Note 10 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	August 24, 2012	February 29, 2012	August 26, 2011
Prepaid expenses and other	$79,145	$94,071	$75,016
Other assets	358,337	395,397	316,099

Deferred cost assets	437,482	489,468	391,115

Other current liabilities	(44,126)	(45,891)	(63,846)
Other liabilities	(127,857)	(137,360)	(68,323)

Deferred cost liabilities	(171,983)	(183,251)	(132,169)

Net deferred costs	$265,499	$306,217	$258,946

The Corporation maintains an allowance for deferred costs related to supply agreements of $8.4 million, $10.0 million and $10.3 million at August 24, 2012, February 29, 2012 and August 26, 2011, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Note 11 – Debt

As of August 24, 2012, the Corporation had a $400 million revolving credit facility, which expires in June 2015, and an accounts receivable facility that provides funding of up to $70 million. On September 21, 2012, the accounts receivable facility was amended to decrease the amount of available financing thereunder from $70 million to $50 million. Also, on September 21, 2012, the liquidity commitments under the accounts receivable facility were renewed for an additional year and the facility’s term was extended an additional three years from September 21, 2012 to October 1, 2015. As of August 24, 2012, there was $55.0 million outstanding under the Corporation’s revolving credit facility, bearing interest at a rate of approximately 1.5%. There were no balances outstanding under the Corporation’s accounts receivable facility at August 24, 2012. The Corporation had, in the aggregate, $30.6 million outstanding under letters of credit under these borrowing agreements, which reduces the total credit available to the Corporation thereunder.

There were no balances outstanding under the Corporation’s revolving credit facility or accounts receivable facility at February 29, 2012 and August 26, 2011, respectively.

Long-term debt and their related calendar year due dates, net of unamortized discounts, which were zero as of August 24, 2012 and February 29, 2012, respectively, and $20.9 million as of August 26, 2011, were as follows:

(In thousands)	August 24, 2012	February 29, 2012	August 26, 2011
7.375% senior notes, due 2021	$225,000	$225,000	$—
Revolving credit facility, due 2015	55,000	—	—
7.375% senior notes, due 2016	—	—	213,593
7.375% notes, due 2016	—	—	20,196
6.10% senior notes, due 2028	181	181	181

	$280,181	$225,181	$233,970

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $247.1 million (at a carrying value of $225.2 million), $239.6 million (at a carrying value of $225.2 million) and $237.8 million (at a carrying value of $234.0 million) at August 24, 2012, February 29, 2012 and August 26, 2011, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $55.0 million (at a carrying value of $55.0 million) at August 24, 2012.

At August 24, 2012, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 12 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Six Months Ended
	August 24,	August 26,	August 24,	August 26,
(In thousands)	2012	2011	2012	2011
Service cost	$333	$211	$667	$415
Interest cost	1,839	2,145	3,683	4,291
Expected return on plan assets	(1,609)	(1,671)	(3,222)	(3,343)
Amortization of prior service cost	62	64	123	123
Amortization of actuarial loss	815	558	1,631	1,127

	$1,440	$1,307	$2,882	$2,613

	Postretirement Benefit
	Three Months Ended		Six Months Ended
	August 24,	August 26,	August 24,	August 26,
(In thousands)	2012	2011	2012	2011
Service cost	$212	$362	$425	$725
Interest cost	800	1,210	1,600	2,420
Expected return on plan assets	(840)	(1,097)	(1,680)	(2,195)
Amortization of prior service credit	(519)	(637)	(1,038)	(1,275)

	$(347)	$(162)	$(693)	$(325)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the six months ended August 24, 2012 was $3.4 million, compared to $5.2 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and six month periods ended August 24, 2012 were $1.3 million and $2.6 million ($1.2 million and $2.6 million for the three and six month periods ended August 26, 2011), respectively. The profit-sharing plan and 401(k) matching expenses for the six month periods are estimates as actual contributions are determined after fiscal year-end.

At August 24, 2012, February 29, 2012 and August 26, 2011, the liability for postretirement benefits other than pensions was $27.7 million, $24.8 million and $27.9 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At August 24, 2012, February 29, 2012 and August 26, 2011, the long-term liability for pension benefits was $75.6 million, $75.7 million and $60.0 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets measured at fair value as of August 24, 2012:

	August 24, 2012	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets (1)	$10,016	$10,016	$—	$—

The following table summarizes the financial assets measured at fair value as of February 29, 2012:

	February 29, 2012	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets (1)	$9,198	$9,198	$—	$—

The following table summarizes the financial assets measured at fair value as of August 26, 2011:

	August 26, 2011	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,296	$3,296	$—	$—
Deferred compensation plan assets (1)	8,251	8,251	—	—

Total	$11,547	$11,547	$—	$—

Assets measured on a nonrecurring basis:
Assets held for sale	$5,282	$—	$5,282	$—

Total	$5,282	$—	$5,282	$—

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

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

Note 14 - Contingency

The Corporation is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business, including but not limited to, employment, commercial disputes and other contractual matters, some of which are described below. These matters are inherently subject to many uncertainties regarding the possibility of a loss to the Corporation. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur, confirming the incurrence of a liability or reduction of a liability. In accordance with ASC Topic 450, “Contingencies,” the Corporation accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. Due to this uncertainty, the actual amount of any loss may ultimately prove to be larger or smaller than the amounts reflected in the Corporation’s Consolidated Financial Statements. Some of these proceedings are at preliminary stages and some of these cases seek an indeterminate amount of damages.

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

In the Baker Litigation, the plaintiff claims that American Greetings Corporation (1) misappropriated its employees’ names and identities to benefit itself; (2) breached its fiduciary duty by using its employees’ identities and personal information to benefit itself; (3) unjustly enriched itself through the receipt of corporate-owned life insurance policy benefits, interest and investment returns; and (4) improperly received insurance policy benefits for the insurable interest in Mr. Wolfe’s life. The plaintiff seeks damages in the amount of all pecuniary benefits associated with the subject Insurance Policies, including investment returns, interest and life insurance policy benefits that American Greetings Corporation received from the deaths of the former employees whose estates form the putative class. The plaintiff also seeks punitive damages, pre- and post-judgment interest, costs and attorney’s fees. On April 30, 2012, American Greetings Corporation filed a Motion to Dismiss the Plaintiff’s Complaint. Shortly thereafter, the plaintiff filed a Motion for Class Certification. The court stayed the plaintiff’s Motion for Class Certification until the Motion to Dismiss was decided.

In the Collier Litigation, the plaintiff claims that American Greetings Corporation did not have an insurable interest when it obtained the subject Insurance Policies and wrongfully received the benefits from those policies. The plaintiff seeks damages in the amount of policy benefits received by American Greetings Corporation from the subject Insurance Policies, as well as attorney’s fees and costs and interest. On April 2, 2012, the Plaintiff filed its First Amended Complaint, adding misappropriation of employee information and breach of fiduciary duty claims as well as seeking punitive damages. On April 20, 2012, American Greetings Corporation filed a Motion to Transfer the case to the Ohio federal court. On July 6, 2012, the court granted the Corporation’s Motion to Transfer and transferred the case to the Northern District of Ohio, where the Baker Litigation is pending.

On September 19, 2012, the Ohio federal court ordered the Baker plaintiff to file an amended complaint and then denied American Greetings’ Motion to Dismiss the Baker Litigation as moot and without prejudice. On October 1, 2012, the plaintiff filed an Amended Complaint. As requested by the court, the parties will file a joint proposed scheduling order, setting the Collier and Baker Litigations on parallel tracks. The same law firm represents the individual plaintiffs in the Collier and Baker matters.

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

On May 7, 2010, the legal proceedings involving American Greetings Corporation, TCFC, Cookie Jar and DIC were settled, without a payment to any of the parties. As part of the settlement, on May 7, 2010, the Cookie Jar Agreement was amended to, among other things, terminate American Greetings Corporation’s obligation to sell to Cookie Jar, and Cookie Jar’s obligation to purchase, the Properties. As part of the settlement, Cookie Jar Entertainment (USA) Inc. continued to represent the Strawberry Shortcake property on behalf of American Greetings Corporation and become an international agent for the Care Bears property. On May 19, 2010, the Northern District of Ohio court granted the parties’ joint motion to dismiss all claims and counterclaims without prejudice.

On August 11, 2009, MoonScoop filed an action against American Greetings Corporation and TCFC in the United States District Court for the Northern District of Ohio, alleging breach of contract and promissory estoppel relating to the MoonScoop Binding Agreement. On MoonScoop’s request, the court agreed to consolidate this lawsuit with the first Ohio lawsuit (described above) for all pretrial purposes. The parties filed motions for summary judgment on various claims. On April 27, 2010, the court granted American Greetings Corporation’s and TCFC’s motion for summary judgment on MoonScoop’s breach of contract and promissory estoppel claims, dismissing these claims with prejudice. On the same day, the court also ruled that American Greetings Corporation must indemnify MoonScoop against Cookie Jar’s claims in this lawsuit. On May 21, 2010, MoonScoop appealed the court’s summary judgment ruling to the United States Court of Appeals for the Sixth Circuit. On June 4, 2010, American Greetings Corporation and TCFC appealed to the United States Court of Appeals for the Sixth Circuit the court’s ruling that it must indemnify MoonScoop against the cross claims asserted against it.

On July 16, 2012, the U.S. Sixth Circuit Court of Appeals issued a split decision, with the majority reversing the Northern District of Ohio’s order that had granted American Greetings Corporation’s summary judgment on MoonScoop’s principal claims. The case has been remanded to the district court for further proceedings. The Court of Appeals also affirmed the district court’s finding on summary judgment in favor of MoonScoop on its indemnity claim, involving MoonScoop’s attorney fees for defending against Cookie Jar’s third-party claims (which have been dismissed). As a result, the Corporation has reimbursed MoonScoop for the $161,309 in attorney fees that it incurred. The district court set trial for November 12, 2012.

Management is unable to estimate a range of reasonably possible losses for these cases in which the damages have not been specified and (i) the proceedings are in the early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of the pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Corporation’s financial condition, though the outcomes could be material to the Corporation’s operating results for any particular period, depending, in part, upon the operating results for such period.

Note 15 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against (loss) income before income tax (benefit) expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 29.9% and 31.1% for the three and six months ended August 24, 2012, respectively, and 42.0% and 37.9% for the three and six months ended August 26, 2011, respectively. The lower than statutory rate for the current period was due primarily to the release of reserves upon lapse of the applicable statutes. The higher than statutory rate in the prior period is due to an increase in estimated accruals and settlements associated with anticipated settlements related to open years which were under examination by the Internal Revenue Service.

At August 24, 2012, the Corporation had unrecognized tax benefits of $27.4 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $17.2 million. During 2013, the Corporation’s unrecognized tax benefits decreased approximately $1 million due to the release of reserves upon lapse of the applicable statutes and approximately $1 million due to payments to various U.S. state and local jurisdictions to settle certain open years which were under examination. It is reasonably possible that the Corporation’s unrecognized tax positions as of August 24, 2012 could decrease approximately $9 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the six months ended August 24, 2012, the Corporation recognized net expense of $1.0 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of August 24, 2012, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $8.9 million.

The Corporation is subject to examination by the Internal Revenue Service for tax years 2006 to the present and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2006 to the present.

Note 16 – Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandise retailers as the primary channel. At August 24, 2012, the Corporation operated approximately 400 card and gift retail stores in the United Kingdom through its Retail Operations segment. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The Corporation’s non-reportable operating segments primarily include licensing activities and the design, manufacture and sale of display fixtures.

	Three Months Ended		Six Months Ended
(In thousands)	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Total Revenue:

North American Social Expression Products	$265,856	$264,345	$574,415	$569,028

International Social Expression Products	74,834	75,891	137,514	146,096
Intersegment items	(13,542)	—	(13,542)	—

Net	61,292	75,891	123,972	146,096

Retail Operations	39,884	—	39,884	—

AG Interactive	15,777	16,177	31,273	32,786

Non-reportable segments	11,027	13,781	17,398	25,980

	$393,836	$370,194	$786,942	$773,890

Segment (Loss) Earnings:

North American Social Expression Products	$20,440	$25,699	$76,658	$84,993

International Social Expression Products	289	2,468	(22,268)	5,771
Intersegment items	(7,402)	—	(7,402)	—

Net	(7,113)	2,468	(29,670)	5,771

Retail Operations	(5,106)	—	(5,106)	—

AG Interactive	4,609	4,597	8,382	7,233

Non-reportable segments	2,300	10,493	2,242	15,099

Unallocated
Interest expense	(4,434)	(5,748)	(8,810)	(11,855)
Profit-sharing plan expense	(449)	(1,543)	(3,429)	(5,230)
Stock-based compensation expense	(2,972)	(2,700)	(4,841)	(5,362)
Corporate overhead expense	(13,346)	(8,313)	(31,077)	(14,906)

	(21,201)	(18,304)	(48,157)	(37,353)

	$(6,071)	$24,953	$4,349	$75,743

Consolidated operating results include the operating results of the Retail Operations segment from the acquisition date of June 6, 2012 until July 28, 2012, the end of the segment’s second fiscal quarter.

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal and insurance programs.

See Note 4 for segment information related to certain charges associated with activities and transactions in connection with Clinton Cards that do not have comparative amounts in the prior year.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $4.5 million, $6.8 million and $4.2 million at August 24, 2012, February 29, 2012 and August 26, 2011, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 17 – Subsequent Events

On September 26, 2012, the Corporation announced that its Board of Directors received a non-binding proposal from Zev Weiss, its Chief Executive Officer, and Jeffrey Weiss, its President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of the outstanding Class A and Class B common shares of American Greetings not currently owned by them for $17.18 per share. The Corporation’s Board of Directors has formed a special committee of independent directors to consider the proposal.

On September 27, 2012, a shareholder filed a purported class action and shareholder derivative lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio entitled, Dolores Carter v. Zev Weiss, et al., against American Greetings Corporation and all of the members of the Corporation’s Board of Directors alleging that the Directors breached their fiduciary duties to the Corporation and its shareholders. The plaintiff seeks to have the court declare that the Directors breached their fiduciary duties, rescind any implementation of the non-binding proposal, and payment for attorneys’ fees and expenses.

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

Overview

Acquisition

Our operating results for the three and six months ended August 24, 2012 were significantly affected by certain activities and transactions related to Clinton Cards PLC (“Clinton Cards”). Clinton Cards, one of the largest specialty retailers of greeting cards in the United Kingdom (also referred to herein as “UK”), had been an important customer to our international business for approximately forty years and was one of our largest customers. The Clinton Cards business had been struggling and in an effort to protect our interests and work more closely with all involved parties, on May 9, 2012, we acquired all of Clinton Cards’ outstanding senior secured debt for $56.6 million. Clinton Cards was subsequently placed into administration, a procedure similar to Chapter 11 bankruptcy in the United States. As part of the administration process, an auction of the assets of the Clinton Cards business was conducted. We participated in the auction process and bid $37.2 million for certain of the assets. The bid took the form of a “credit bid,” where we used a portion of the outstanding senior secured debt owed to us by Clinton Cards to pay the purchase price for the assets.

Our bid was accepted on June 6, 2012, and we acquired approximately 400 stores, together with the related inventory and overhead, as well as the Clinton Cards and related brands. We anticipate operating the acquired stores under the “Clintons” brand. The final number of stores acquired will depend on negotiations with landlords at each respective location, who must generally consent to the assignment of the leases for such stores on terms that are acceptable to us. If we cannot negotiate acceptable lease assignments or if the applicable landlord withholds consent to the assignment of its store lease, then we may close the store and the store lease will be placed back into the administration process. Based on current negotiations, assuming that the remaining landlords consent to terms proposed by us, as of August 24, 2012, we anticipate the estimated future minimum rental payments for noncancelable operating leases related to acquired stores will be approximately $360 million. It is anticipated that the remaining assets not purchased by us will be liquidated and proceeds will be used to repay the creditors of Clinton Cards, including us as both the only senior secured lender and the largest unsecured lender. We will seek to recover our $19.4 million remaining senior secured debt claim through the liquidation process. However, based on the estimated recovery information provided by the administrators, we recorded an aggregate charge of $10.0 million in the first half of fiscal 2013, including $2.2 million in the second quarter, relating to the senior secured debt we acquired in the first quarter. Both the liquidation process and the negotiations with landlords are expected to take approximately six to twelve months from the closing of the transaction, June 6, 2012.

Separate from the acquired senior secured debt, prior to the acquisition, we had unsecured accounts receivable exposure to Clinton Cards. Based on the expected recovery shortfall on the senior secured debt noted above, a majority of the unsecured accounts receivable is not expected to be collected. Accordingly, we recorded bad debt expense of $17.2 million relating to the unsecured accounts receivable in the first quarter. In addition, with the May 2012 announcement by the administrators that all of Clinton Cards’ Birthdays branded retail stores would be liquidated during the first quarter of fiscal 2013, we recorded an impairment charge of approximately $4.0 million for the deferred costs related to our supply agreement associated with the Birthdays stores. We have also incurred approximately $6.0 million of transaction costs related to the Clinton Cards acquisition, of which approximately $4.0 million was incurred during the second quarter.

The table below summarizes the charges described above and their impact on our Consolidated Statement of Operations during the quarter ended August 24, 2012:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$—	$—	$—	$—	$—
Administrative and general expenses	—	—	4.0	—	4.0
Other non-operating (income) expense	—	—	—	2.2	2.2

	$—	$—	$4.0	$2.2	$6.2

The table below summarizes the charges described above and their impact on our Consolidated Statement of Operations during the six months ended August 24, 2012:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$4.0	$—	$—	$—	$4.0
Administrative and general expenses	—	17.2	6.0	—	23.2
Other non-operating (income) expense	—	—	—	10.0	10.0

	$4.0	$17.2	$6.0	$10.0	$37.2

In addition to the charges summarized in the tables above, our results were also affected by the operating results of our new Retail Operations segment and the intersegment sales eliminations between the International Social Expression Products segment and the Retail Operations segment. Since the Retail Operations segment is consolidated on a one-month lag corresponding with its fiscal year-end of February 2 for 2013, the operating results of this segment include only two months of activity in the current quarter. The impact of the acquisition of the retail stores on consolidated revenue was a net increase of approximately $26 million. The net increase was comprised of approximately $40 million of net sales from the new Retail Operations segment, reduced by approximately $14 million for the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. For comparison purposes, the sales being eliminated in the current period would have been third-party sales in the prior year.

For the second quarter, in addition to the $6.2 million of charges discussed above, the Clinton Cards acquisition adversely impacted pre-tax income by an additional $12.5 million, including the operating loss in the Retail Operations segment of $5.1 million and the impact of eliminating intersegment profit associated with the elimination of sales from the International Social Expression Products segment to the Retail Operations segment of $7.4 million. Therefore, the Clinton Cards acquisition adversely impacted our second quarter pre-tax income by approximately $18.7 million. For the six-month period, the Clinton Cards acquisition adversely impacted our pre-tax income by approximately $49.7 million, including the $37.2 million in the table above and the $12.5 million of operating loss resulting from the Retail Operations segment and intersegment profit on sales elimination.

Second Quarter Results

Total revenue in the second quarter increased approximately $24 million, or 6.4% compared to the prior year period. As discussed above, the net impact of the Clinton Cards acquisition added approximately $26 million in total revenue. In addition, greeting card sales through our wholesale divisions improved approximately $8 million compared to the prior year second quarter. Partially offsetting these increases were the unfavorable effects of scan-based trading (“SBT”) implementations, unfavorable foreign currency translation, and lower sales of gift packaging products and fixtures.

The second quarter operating loss was $2.0 million compared to operating income of $29.7 million in the prior year, a decrease of $31.7 million. Beyond the impact of the Clinton Cards acquisition, which negatively impacted operating income by $16.5 million, the current quarter operating income performance was impacted by additional marketing expenses incurred to support our product leadership initiative, increased expenses related to our systems refresh project, the unfavorable impact of SBT implementations and lower earnings within our fixtures and our licensing businesses. In addition, the prior year quarter included a gain of approximately $5 million from the sale of certain minor character properties.

Below operating income, pre-tax income during the quarter also includes a gain of $3.2 million associated with the sale of a portion of our small investment in the common stock of Party City Holdings Inc. (“Party City”). This gain was partially offset by a $2.2 million impairment charge related to the senior secured debt of Clinton Cards that was acquired during the first quarter.

Results of Operations

Three months ended August 24, 2012 and August 26, 2011

Net loss was $4.3 million, or $0.13 per share, in the second quarter compared to net income of $14.5 million, or $0.35 per share, in the prior year second quarter (all per-share amounts assume dilution).

Our results for the three months ended August 24, 2012 and August 26, 2011 are summarized below:

(Dollars in thousands)	2012	% Total Revenue	2011	% Total Revenue
Net sales	$386,518	98.1%	$361,141	97.6%
Other revenue	7,318	1.9%	9,053	2.4%

Total revenue	393,836	100.0%	370,194	100.0%
Material, labor and other production costs	176,732	44.9%	158,198	42.7%
Selling, distribution and marketing expenses	148,995	37.8%	126,489	34.2%
Administrative and general expenses	70,870	18.0%	60,926	16.5%
Other operating income – net	(778)	(0.2%)	(5,122)	(1.4%)

Operating (loss) income	(1,983)	(0.5%)	29,703	8.0%
Interest expense	4,434	1.1%	5,763	1.6%
Interest income	(94)	(0.0%)	(310)	(0.1%)
Other non-operating income – net	(252)	(0.1%)	(703)	(0.2%)

(Loss) income before income tax (benefit) expense	(6,071)	(1.5%)	24,953	6.7%
Income tax (benefit) expense	(1,817)	(0.5%)	10,477	2.8%

Net (loss) income	$(4,254)	(1.0%)	$14,476	3.9%

For the three months ended August 24, 2012, consolidated net sales were $386.5 million, an increase of $25.4 million, or 7.0%, from $361.1 million in the prior year second quarter. The increase was primarily related to the purchase of retail stores from Clinton Cards, which caused a net increase in net sales of approximately $26 million during the current quarter compared to the prior year period. The net increase was comprised of approximately $40 million of net sales from the new Retail Operations segment, reduced by approximately $14 million of intersegment sales eliminated from the International Social Expression Products segment to the Retail Operations segment. For comparison purposes, the sales being eliminated in the current period would have been third-party sales in the same period in the prior year. In addition, greeting card sales through our wholesale divisions improved approximately $8 million. These increases were partially offset by the unfavorable impact of SBT implementations and foreign currency translation of approximately $4 million each. Also, sales in our fixtures business and sales of gift packaging products each decreased by approximately $1 million compared to the prior year second quarter.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $1.7 million during the three months ended August 24, 2012.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended August 24, 2012 and August 26, 2011 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2012	2011	2012	2011	2012	2011
Unit volume	0.6%	10.1%	17.6%	24.6%	3.5%	12.7%
Selling prices	0.9%	(3.0%)	(9.4%)	(10.4%)	(1.0%)	(4.5%)
Overall increase / (decrease)	1.5%	6.8%	6.5%	11.6%	2.4%	7.7%

During the second quarter, combined everyday and seasonal greeting card sales less returns increased 2.4% compared to the prior year quarter, including an increase in unit volume of 3.5% which was partially offset by a decrease in selling prices of 1.0%. The overall increase was driven by unit growth from both our everyday and seasonal greeting cards in our International Social Expression Products segment and unit improvement from seasonal greeting cards in our North American Social Expression Products segment.

Everyday card sales less returns for the second quarter increased 1.5% with improvements in unit volume and selling prices of 0.6% and 0.9%, respectively. The unit volume improved as a result of additional distribution to existing customers within our International Social Expression Products segment. The selling price improvement was driven by our North American Social Expression Products segment.

Seasonal card sales less returns improved 6.5% during the second quarter, including 17.6% unit growth partially offset by a 9.4% decline in selling prices. Since the second quarter has the fewest holidays, the change in unit volume during the quarter appears large on a percentage basis. The increase in unit volume during the current year quarter was primarily driven by our Father’s Day and Graduation programs in our North American Social Expression Products segment and our Father’s Day program in our International Social Expression Products segment. The decrease in selling prices was driven by the continued shift in mix to a higher proportion of value cards in the period.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended August 24, 2012 were $176.7 million, compared to $158.2 million in the prior year three months, an increase of $18.5 million. About half of the increase is directly related to the new retail operations we purchased from Clinton Cards, causing a net increase in MLOPC of approximately $9 million during the current quarter compared to the prior year second quarter. This net increase was comprised of approximately $15 million for cost of goods sold through the new Retail Operations segment, reduced by approximately $6 million for the cost of goods related to the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. The remaining increase was primarily the result of a combination of higher product costs and a change in sales mix, shifting toward a higher proportion of value cards while maintaining relative sales levels. Also contributing to the higher expense was approximately $1 million related to higher product display materials.

Selling, distribution and marketing (“SDM”) expenses for the three months ended August 24, 2012 were $149.0 million, increasing approximately $23 million from the prior year second quarter. The increase was driven by approximately $25 million of expenses within our new Retail Operations segment. In addition, marketing expenses primarily related to Cardstore.com increased approximately $4 million. Partially offsetting these increases were lower supply chain costs of approximately $4 million, specifically field service, merchandiser and distribution costs, primarily related to prior year store setup activities for the value channel, which did not recur in the current period. In addition, product management expenses decreased approximately $2 million during the current year three months.

Administrative and general expenses were $70.9 million for the three months ended August 24, 2012, an increase of approximately $10 million from $60.9 million for the three months ended August 26, 2011. Approximately $4 million of the increase was due to expenses within our new Retail Operations segment. Transaction costs related to the retail store acquisition of Clinton Cards of approximately $4 million were also incurred during the current year. In addition, costs incurred in connection with our information technology systems refresh project increased by approximately $3 million. The favorable impact from reduced bad debt expense within our North American Social Expression Products segment was offset by increased legal related expenses.

Other operating income – net was $0.8 million for the three months ended August 24, 2012 compared to $5.1 million for the prior year second quarter. The prior year included a gain of $4.5 million on the sale of certain minor characters in our intellectual property portfolio.

Other non-operating income – net was $0.3 million for the current year three months ended August 24, 2012 compared to $0.7 million for the three months ended August 26, 2011. The current year three months ended August 24, 2012 included a $3.2 million gain associated with the sale of a portion of our investment in Party City. This gain was partially offset by a $2.2 million impairment charge related to the senior secured debt of Clinton Cards that was acquired during the first quarter.

The Corporation’s effective tax rate was 29.9% and 42.0% for the three months ended August 24, 2012 and August 26, 2011, respectively. The higher than statutory tax rate in the prior period was due to an increase in estimated accruals and settlements associated with anticipated settlements related to open years that were currently under examination by the Internal Revenue Service.

Results of Operations

Six months ended August 24, 2012 and August 26, 2011

Net income was $3.0 million, or $0.08 per share, in the six months ended August 24, 2012 compared to $47.1 million, or $1.12 per share, in the prior year six months.

Our results for the six months ended August 24, 2012 and August 26, 2011 are summarized below:

(Dollars in thousands)	2012	% Total Revenue	2011	% Total Revenue
Net sales	$775,771	98.6%	$759,265	98.1%
Other revenue	11,171	1.4%	14,625	1.9%

Total revenue	786,942	100.0%	773,890	100.0%
Material, labor and other production costs	340,596	43.3%	316,127	40.8%
Selling, distribution and marketing expenses	276,158	35.1%	251,129	32.5%
Administrative and general expenses	151,038	19.2%	126,224	16.3%
Other operating expense (income) – net	796	0.1%	(6,045)	(0.8%)

Operating income	18,354	2.3%	86,455	11.2%
Interest expense	8,810	1.1%	11,887	1.5%
Interest income	(232)	(0.0%)	(631)	(0.1%)
Other non-operating expense (income) – net	5,427	0.7%	(544)	(0.0%)

Income before income tax expense	4,349	0.5%	75,743	9.8%
Income tax expense	1,353	0.1%	28,674	3.7%

Net income	$2,996	0.4%	$47,069	6.1%

For the six months ended August 24, 2012, consolidated net sales were $775.8 million, up from $759.3 million in the prior year six months. This 2.2%, or $16.5 million, increase was primarily related to the purchase of retail stores from Clinton Cards which caused a net increase in net sales of approximately $26 million during the current six months compared to the prior year period. The net increase was comprised of approximately $40 million of net sales from the new Retail Operations segment, reduced by approximately $14 million for the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. For comparison purposes, the sales being eliminated in the current period would have been third-party sales in the prior year. In addition, greeting card sales through our wholesale divisions improved approximately $12 million. Partially offsetting these increases were lower net sales in our fixtures business of approximately $5 million and a $4 million impairment of deferred costs related to the supply agreement associated with Clinton Cards’ Birthdays stores. Foreign currency translation and SBT implementations unfavorably impacted net sales by approximately $6 million and $3 million, respectively. The current year also included reduced gift packaging and other ancillary product sales of approximately $4 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $3.5 million in the six months ended August 24, 2012 compared to the same period in the prior year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the six months ended August 24, 2012 and August 26, 2011 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2012	2011	2012	2011	2012	2011
Unit volume	1.5%	6.4%	6.5%	5.2%	2.8%	6.1%
Selling prices	(1.0%)	(1.9%)	(0.6%)	(1.3%)	(0.8%)	(1.7%)
Overall increase / (decrease)	0.4%	4.4%	5.9%	3.8%	2.0%	4.2%

During the six months ended August 24, 2012, combined everyday and seasonal greeting card sales less returns increased 2.0% compared to the prior year six months, driven by an increase in unit volume from both our everyday and seasonal cards of 2.8%.

Everyday card sales less returns were up 0.4% compared to the prior year six months, as a result of improved unit volume of 1.5% partially offset by a decline in selling prices of 1.0%. The unit volume improved as a result of additional distribution to existing customers. The selling price decline is a result of the continued shift in mix to a higher proportion of our value line cards.

Seasonal card sales less returns increased 5.9%, with unit volume improving 6.5% and selling prices declining 0.6%. The increase in unit volume compared to the prior year six months was primarily driven by our Mother’s Day, Father’s Day and Graduation programs in our North American Social Expression Products segment and our Father’s Day program in our International Social Expression Products segment. The decrease in selling prices was driven by the continued shift in mix to a higher proportion of value line cards.

Expense Overview

MLOPC for the six months ended August 24, 2012 were $340.6 million, an increase of $24.5 million from $316.1 million for the comparable period in the prior year. The increase is directly related to the new retail operations purchased from Clinton Cards, which caused a net increase in MLOPC of approximately $9 million compared to the prior year period. This net increase was comprised of approximately $15 million for cost of goods sold through the new Retail Operations segment, reduced by approximately $6 million for the cost of goods related to the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. Approximately $15 million of the remaining increase was attributable primarily to a combination of higher product costs and a change in sales mix, shifting toward a higher proportion of value cards while maintaining relative sales levels. Also contributing to the increase was approximately $3 million related to higher product display material costs and approximately $1 million of higher scrap expense. Partially offsetting these increases was the impact of cost savings initiatives and favorable foreign currency translation of approximately $2 million each.

SDM expenses for the six months ended August 24, 2012 were $276.2 million, increasing from $251.1 million for the comparable period in the prior year. The increase was driven by approximately $25 million of expenses within our new Retail Operations segment. In addition, marketing expenses primarily related to Cardstore.com increased approximately $9 million. Partially offsetting these increases were lower costs in our field service and merchandiser organization of approximately $4 million, primarily related to prior year store setup activities for the value channel, which did not recur in the current period. Freight and distribution costs and product management expenses decreased approximately $2 million and $3 million, respectively, during the six months ended August 24, 2012.

Administrative and general expenses were $151.0 million for the six months ended August 24, 2012, increasing from $126.2 million for the six months ended August 26, 2011. The increase of $25 million was driven primarily by higher bad debt expense related to approximately $17 million recorded in the UK relating to increased unsecured accounts receivable exposure as a result of Clinton Cards being placed into administration during the current year. Transaction costs related to the purchase of the senior secured debt and the retail store acquisition of Clinton Cards of approximately $6 million were recorded during the current year. In addition, costs incurred in connection with our information technology systems refresh project increased approximately $2 million. The favorable impact from reduced bad debt expense within our North American Social Expression Products segment was offset by increased legal related expenses.

Other operating expense (income) – net was $0.8 million of expense for the six months ended August 24, 2012 compared to $6.0 million of income in the prior period. The current year six months included an expense of $2.1 million related to the termination of certain agency agreements associated with our licensing business. The prior year six months included a gain of $4.5 million on the sale of certain minor characters in our intellectual property portfolio.

Other non-operating expense (income) – net was $5.4 million of expense for the six months ended August 24, 2012 compared to $0.5 million of income for the prior period. The current year included an impairment charge of $10.0 million related to the senior secured debt of Clinton Cards that was acquired during the first quarter. This was partially offset by a gain of $3.2 million associated with the sale of a portion of our investment in Party City.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification Topic 280, “Segment Reporting,” certain operating divisions have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At August 24, 2012, we operated approximately 400 card and gift retail stores in the UK through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 16, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “(Loss) income before income tax (benefit) expense.”

North American Social Expression Products Segment

	Three Months Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	August 24, 2012	August 26, 2011		August 24, 2012	August 26, 2011
Total revenue	$265,856	$264,345	0.6%	$574,415	$569,028	0.9%
Segment earnings	20,440	25,699	(20.5%)	76,658	84,993	(9.8%)

Total revenue of our North American Social Expression Products segment for the three and six months ended August 24, 2012, increased $1.5 million and $5.4 million, respectively, compared to the prior year periods. The increase during the current quarter was primarily driven by higher sales of greetings cards of approximately $4 million. The improvement in total revenue for the current quarter was partially offset by the unfavorable impact of SBT implementation activities and foreign currency translation impacts of $2 million and $1 million, respectively. The increase in total revenue for the six months ended August 24, 2012 was driven by higher sales of greeting cards of approximately $7 million. Partially offsetting this improvement was the unfavorable impact of foreign currency translation of approximately $2 million.

Segment earnings decreased $5.3 million in the current three months compared to the three months ended August 26, 2011. The decrease was driven by increased marketing expenses primarily related to Cardstore.com of approximately $3 million. Higher product costs and a change in sales mix, shifting toward a higher proportion of lower margin value cards unfavorably impacted earnings by approximately $4 million. Costs associated with our information technology systems refresh project increased approximately $3 million during the current quarter. These unfavorable variances were partially offset by decreased bad debt expense of approximately $2 million and decreased supply chain costs, specifically field sales, merchandiser and distribution expenses of approximately $4 million primarily related to prior year store setup activities for the value channel, which did not recur in the current period.

Segment earnings decreased $8.3 million in the current six months compared to the prior year period. The decrease was driven by increased marketing expenses primarily related to Cardstore.com of approximately $9 million and incremental product display costs of approximately $4 million. Also contributing to this decrease were higher product costs and a change in sales mix, shifting toward a higher proportion of lower margin value cards of approximately $8 million. These unfavorable variances were partially offset by decreased bad debt expense and other cost savings initiatives of approximately $4 million and $2 million, respectively. In addition, supply chain costs specifically field sales, merchandiser and distribution expenses, decreased approximately $6 million primarily related to prior year store setup activities for the value channel, which did not recur in the current period.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended		% Change	Six Months Ended		% Change
	August 24, 2012	August 26, 2011		August 24, 2012	August 26, 2011
Total revenue	$61,292	$75,891	(19.2%)	$123,972	$146,096	(15.1%)
Segment (loss) earnings	(7,113)	2,468	—	(29,670)	5,771	—

Total revenue of our International Social Expression Products segment decreased $14.6 million and $22.1 million for the three and six months ended August 24, 2012, respectively, compared to the prior year periods. These decreases were primarily driven by the elimination of intersegment sales to the Retail Operations segment of $13.5 million for both the three and six months ended August 24, 2012. For comparison purposes, the sales being eliminated would have been third-party sales in the prior year. The remaining decreases of approximately $1 million and $9 million for the current year three and six months, respectively, were driven by a combination of unfavorable SBT implementation impacts, foreign currency translation impacts and lower sales of gift packaging products of approximately $4 million and $8 million for the three and six months ended August 24, 2012, respectively. Partially offsetting these unfavorable impacts were increases in net sales of greeting cards of approximately $3 million for each of the current year three and six months. The current year six month period also included a $4 million impairment of deferred costs related to the supply agreement associated with Clinton Cards’ Birthdays stores as all of the Birthdays stores were expected to be closed.

Segment earnings decreased $9.6 million and $35.4 million in the three and six months ended August 24, 2012, respectively, compared to the prior year periods. The decrease was partially driven by the elimination of intersegment earnings generated from sales to the Retail Operations segment of approximately $7 million for both the three and six months ended August 24, 2012. For comparison purposes, the sales and profits being eliminated in the current periods would have been third-party sales in the prior year. The current year six-month period also included approximately $17 million of bad debt expense due to Clinton Cards being placed into administration and an approximate $4 million impairment of deferred costs related to the supply agreement associated with Clinton Cards’ Birthdays stores. The remaining decreases in the three and six months ended August 24, 2012 were due to an unfavorable product mix as a result of a shift to a higher proportion of lower margin cards.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended		% Change	Six Months Ended		% Change
	August 24, 2012	August 26, 2011		August 24, 2012	August 26, 2011
Total revenue	$39,884	$—	—	$39,884	$—	—
Segment loss	(5,106)	—	—	(5,106)	—	—

On June 6, 2012, we acquired approximately 400 retail stores in the UK. We expect to operate the acquired stores under the “Clintons” brand. The retail operations are consolidated on a one-month lag corresponding with a fiscal year-end of February 2 for fiscal 2013. As such, the operating results of the Retail Operations segment for the three and six month periods ended August 24, 2012 include only 2 months of activity, beginning June 6, 2012, the date of acquisition.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended		% Change	Six Months Ended		% Change
	August 24, 2012	August 26, 2011		August 24, 2012	August 26, 2011
Total revenue	$15,777	$16,177	(2.5%)	$31,273	$32,786	(4.6%)
Segment earnings	4,609	4,597	0.3%	8,382	7,233	15.9%

Total revenue of our AG Interactive segment for the three months ended August 24, 2012 was $15.8 million compared to $16.2 million in the prior year second quarter. Total revenue of our AG Interactive segment for the six months ended August 24, 2012 was $31.3 million compared to $32.8 million in the prior year six months. These decreases in revenue were driven primarily by lower advertising revenue and the continued impact of winding down the Photoworks website during the first quarter of 2012. At the end of the second quarter of fiscal 2013 and 2012, AG Interactive had approximately 3.7 million of on-line paid subscriptions.

Segment earnings remained essentially flat for the three months ended August 24, 2012 and increased approximately $1 million during the six months ended August 24, 2012 compared to the prior year periods. Reduced product management and marketing costs and lower expenses resulting from cost savings initiatives were partially offset by the impact of lower revenues.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally incurred debt, domestic profit-sharing expense and stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs. During the three and six months ended August 24, 2012, unallocated items included charges of $2.2 million and $10.0 million, respectively, related to the impairment of the senior secured debt of Clinton Cards and transaction costs of $4.0 million and $6.0 million, respectively, related to the acquisition of the secured debt and retail stores of Clinton Cards.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Interest expense	$(4,434)	$(5,748)	$(8,810)	$(11,855)
Profit-sharing plan expense	(449)	(1,543)	(3,429)	(5,230)
Stock-based compensation expense	(2,972)	(2,700)	(4,841)	(5,362)
Corporate overhead expense	(13,346)	(8,313)	(31,077)	(14,906)

Total Unallocated	$(21,201)	$(18,304)	$(48,157)	$(37,353)

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of August 26, 2011, has been included.

Operating Activities

Operating activities provided $48.9 million of cash during the six months ended August 24, 2012, compared to $39.7 million in the prior year period.

Accounts receivable used $1.7 million of cash during the six months ended August 24, 2012, compared to providing $8.2 million of cash during the prior year period. The year-over-year change in cash flow of approximately $10 million occurred within our North American Social Expression Products segment where the timing of collections from, or credits issued to, certain customers occurred in a different pattern in the current year period compared to the prior year period.

Inventory used $51.7 million of cash during the six months ended August 24, 2012, compared to $64.5 million in the prior year six months. Historically, the first half of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the fall and winter seasonal holidays. The higher use of cash in the prior year was primarily due to the inventory build of cards associated with expanded distribution with existing customers as well as inventory increases across product categories, a portion of which was needed to bring inventory to a more normalized level.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 24, 2012, amortization exceeded payments by $40.6 million. During the six months ended August 26, 2011, amortization exceeded payments by $16.4 million. See Note 10 to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities provided $35.9 million of cash during the six months ended August 24, 2012, compared to using $8.8 million in the prior year period. The year-over-year change in cash was attributable to growth in accounts payable. About one-half of the cash flow variance is related to the operations of our new Retail Operations segment. The remaining year-over-year variance is the result of changes in the timing of payments and increased accounts payable related to our information technology systems refresh project and other strategic projects.

Investing Activities

Investing activities used $101.5 million of cash during the six months ended August 24, 2012, compared to $29.4 million in the prior year period. During the current year first quarter we paid $56.6 million of cash to acquire all of the outstanding senior secured debt of Clinton Cards. In addition, cash paid for capital expenditures was $46.1 million. The increase in capital expenditures compared to the prior year six-month period related primarily to assets acquired in connection with our information technology systems refresh and our new world headquarters projects as well as machinery and equipment purchased for our card producing facilities.

During the prior year six-month period, cash paid for the acquisition of Watermark Publishing Limited, net of cash acquired, was $6.0 million. Partially offsetting these uses of cash were cash receipts of $4.5 million from the sale of certain minor characters in our intellectual property portfolio and $2.4 million from the sale of the land, building and certain equipment associated with a distribution facility in our International Social Expression Products segment during the prior year six-month period. Cash paid for capital expenditures was $30.4 million.

Financing Activities

Financing activities used $17.1 million of cash during the current year six months, compared to $18.4 million during the prior year. The current year use of cash relates to share repurchases and dividend payments. We paid $60.7 million to repurchase approximately 4.1 million Class A common shares under our repurchase program. In addition, we paid cash dividends of $10.4 million. Partially offsetting these uses of cash were our borrowings under our credit agreement, which provided $55.0 million of cash during the current year six months.

The prior year use of cash relates primarily to share repurchases and dividend payments. We paid $10.8 million to repurchase approximately 0.5 million Class A common shares under our repurchase program and $10.0 million to purchase approximately 0.4 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. In addition, we paid cash dividends of $12.2 million. Partially offsetting these uses of cash was our receipt of the exercise price on stock options and excess tax benefits from share-based payment awards, which provided $14.6 million of cash during the prior year six months.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $470 million at August 24, 2012, which included our $400 million senior secured revolving credit facility and our $70 million accounts receivable securitization facility. On September 21, 2012, the accounts receivable securitization facility was amended to decrease the amount of available financing thereunder from $70 million to $50 million. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At August 24, 2012, we had $55.0 million of borrowings outstanding under our credit facility and we had no borrowings outstanding under the accounts receivable securitization facility. We had, in the aggregate, $30.6 million outstanding under letters of credit, which reduced the total credit availability thereunder as of August 24, 2012.

For further information, please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 29, 2012.

At August 24, 2012, we were in compliance with our financial covenants under the borrowing agreements described above.

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

As we have stated, our objective is to continue to expand our position as a leading creator, manufacturer and distributor of social expression products. As such, we have focused and expect to continue to focus our resources on our core greeting card business, developing new, and growing existing, business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. For example, during the full year of fiscal 2012, we spent approximately $15 million on incremental marketing expenses in support of our product leadership strategy, primarily related to promotional efforts around our recently developed Web site Cardstore.com, which allows consumers to purchase paper greeting cards on the Internet and then have the physical cards delivered directly to the recipient. During the first six months of fiscal 2013, such incremental marketing expenses increased approximately $9 million compared to the prior year six months. As we seek to develop this and other channels of distribution, we expect that we will continue to incur additional expenses and make additional investments to support these efforts. We will likely continue this spending during the second half of fiscal 2013; however, the timing and amount will depend on consumer response. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material.

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any given fiscal year and over the life of the project. During the full year of fiscal 2012, we spent approximately $25 million, including capital of approximately $19 million and expense of approximately $6 million, on these information technology systems. During the six months ended August 24, 2012, we spent approximately $23 million on these information technology systems, including capital of approximately $19 million and expense of approximately $4 million compared to approximately $2 million of capital and $2 million of expense in the first six months of fiscal 2012. In addition, over roughly the next five or six years, we currently expect to spend at least an aggregate of $150 million on these information technology systems, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will achieve the associated efficiencies or any cost savings.

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

During the second quarter of fiscal 2013, we repurchased the remaining $4.4 million of our Class A common shares under the $75 million stock repurchase program announced on January 4, 2012 and $15.7 million of our Class A common shares under the $75 million stock repurchase program announced on July 24, 2012. Under these programs, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. The program we announced in January 2012 has been completed and there is no expiration date for the program that was announced in July 2012; however, purchases under this stock repurchase program have been suspended due to the proposal referred to in Note 17, “Subsequent Events,” to the Consolidated Financial Statements.

In connection with our acquisition of Clinton Cards, we expect to acquire approximately 400 retail stores. Based on current negotiations with the landlords of these stores, we anticipate that the estimated future minimum rental payments for noncancelable operating leases will be approximately $360 million. Refer to Note 4, “Acquisition,” to the Consolidated Financial Statements for further information.

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

Risks pertaining specifically to AG Interactive include the viability of on-line advertising, subscriptions as revenue generators, and the ability to adapt to rapidly changing social media and the digital photo sharing space.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and included in Part II, Item 1A of our Quarterly Reports on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 29, 2012. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 29, 2012, the end of our preceding fiscal year, to August 24, 2012, the end of our most recent fiscal quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Non-Binding Proposal. On September 26, 2012, we announced that our Board of Directors had received a non-binding proposal dated September 25, 2012 from Zev Weiss, our Chief Executive Officer, and Jeffrey Weiss, our President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties, to acquire all of our outstanding Class A and Class B common shares not currently owned by them for $17.18 per share. On September 27, 2012, a shareholder filed a purported class action and shareholder derivative lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio entitled, Dolores Carter v. Zev Weiss, et al., against American Greetings Corporation and all of the members of our Board of Directors alleging that the Directors breached their fiduciary duties to us and our shareholders. The plaintiff seeks to have the court declare that the Directors breached their fiduciary duties, rescind any implementation of the non-binding proposal, and payment for attorneys’ fees and expenses.

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

In the Baker Litigation, the plaintiff claims that American Greetings Corporation (1) misappropriated its employees’ names and identities to benefit itself; (2) breached its fiduciary duty by using its employees’ identities and personal information to benefit itself; (3) unjustly enriched itself through the receipt of corporate-owned life insurance policy benefits, interest and investment returns; and (4) improperly received insurance policy benefits for the insurable interest in Mr. Wolfe’s life. The plaintiff seeks damages in the amount of all pecuniary benefits associated with the subject Insurance Policies, including investment returns, interest and life insurance policy benefits that American Greetings Corporation received from the deaths of the former employees whose estates form the putative class. The plaintiff also seeks punitive damages, pre- and post-judgment interest, costs and attorney’s fees. On April 30, 2012, American Greetings Corporation filed a Motion to Dismiss the Complaint. Shortly thereafter, the plaintiff filed a Motion for Class Certification. The court stayed the plaintiff’s Motion for Class Certification until the Motion to Dismiss was decided.

In the Collier Litigation, the plaintiff claims that American Greetings Corporation did not have an insurable interest when it obtained the subject Insurance Policies and wrongfully received the benefits from those policies. The plaintiff seeks damages in the amount of policy benefits received by American Greetings Corporation from the subject Insurance Policies, as well as attorney’s fees and costs and interest. On April 2, 2012, plaintiff filed its First Amended Complaint, adding misappropriation of employee information and breach of fiduciary duty claims as well as seeking punitive damages. On April 20, 2012, American Greetings Corporation moved to transfer the Collier Litigation to the Northern District of Ohio. On July 6, 2012, the court granted American Greetings Corporation’s Motion to Transfer and transferred the case to the Northern District of Ohio, where the Baker Litigation is pending.

On September 19, 2012, the Ohio federal court ordered the Baker plaintiff to file an amended complaint and then denied American Greetings’ Motion to Dismiss the Baker Litigation as moot and without prejudice. On October 1, 2012, the plaintiff filed an Amended Complaint. As requested by the court, the parties will file a joint proposed scheduling order, setting the Collier and Baker Litigations on parallel tracks. The same law firm represents the individual plaintiffs in the Collier and Baker matters.

Class certification has not been decided in either of these cases. We believe the plaintiffs’ allegations in these lawsuits are without merit and intend to continue to defend the actions vigorously. We currently do not believe that the impact of the lawsuit, if any, will have a material adverse effect on our financial position, liquidity or results of operations, although the impact could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

On August 11, 2009, MoonScoop filed an action against American Greetings Corporation and TCFC in the United States District Court for the Northern District of Ohio, alleging breach of contract and promissory estoppel relating to the MoonScoop Binding Agreement. On MoonScoop’s request, the court agreed to consolidate this lawsuit with the first Ohio lawsuit (described above) for all pretrial purposes. The parties filed Motions for Summary Judgment on various claims. On April 27, 2010, the court granted American Greetings Corporation’s Motion for Summary Judgment on MoonScoop’s breach of contract and promissory estoppel claims, dismissing these claims with prejudice. On the same day, the court also ruled that American Greetings Corporation must indemnify MoonScoop against Cookie Jar’s claims in this lawsuit. On May 21, 2010, MoonScoop appealed the court’s summary judgment ruling to the United States Court of Appeals for the Sixth Circuit. On June 4, 2010, American Greetings Corporation and TCFC appealed to the United States Court of Appeals for the Sixth Circuit the court’s ruling that it must indemnify MoonScoop against the cross claims asserted against it. On July 16, 2012, the U.S. Sixth Circuit Court of Appeals issued a split decision, with the majority reversing the Northern District of Ohio court’s order that had granted American Greetings Corporation’s Motion for Summary Judgment on MoonScoop’s principal claims. The case has been remanded to the District Court for further proceedings. The Court of Appeals also affirmed the District Court’s finding on summary judgment in favor of MoonScoop on its indemnity claim, involving MoonScoop’s attorney fees for defending against Cookie Jar’s third-party claims (which have been dismissed). As a result, the Corporation has reimbursed MoonScoop for the $161,309 in attorney fees that it incurred. The District Court held a status conference on August 30, 2012 and set trial for November 12, 2012.

We believe that the allegations in the lawsuit against American Greetings Corporation and TCFC are without merit and intend to continue to defend the actions vigorously. We currently do not believe that the impact of the lawsuit against American Greetings Corporation and TCFC, if any, will have a material adverse effect on our financial position, liquidity or results of operations, although the impact could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

Item 1A. Risk Factors

The information presented below updates and supplements the risk factors contained in our Annual Report on Form 10-K for the year ended February 29, 2012 and the Quarterly Report on Form 10-Q for the quarter ended May 25, 2012. The risks described herein and in such reports are not the only risks facing our Corporation. Additional risks and uncertainties, which we do not presently consider material or of which we are not currently aware, may also have an adverse impact on us.

There are risks and uncertainties as a result of the non-binding proposal by members of the Weiss family and related entities to acquire the Corporation.

On September 26, 2012, we announced that our Board of Directors received a non-binding proposal dated September 25, 2012 from Zev Weiss, our Chief Executive Officer, and Jeffrey Weiss, our President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties, to acquire all of our outstanding Class A and Class B common shares not currently owned by them for $17.18 per share.

Our Board of Directors has formed a special committee of independent directors to consider the proposal. Since the announcement of the non-binding proposal, a shareholder has filed a purported class action in an Ohio state court against the American Greetings Corporation and all of the members of our Board of Directors alleging that the Directors breached their fiduciary duties to us and our shareholders and seeking to rescind any implementation of the proposal (refer to Part II, Item 1. Legal Proceedings). Shareholders and others considering trading in our securities are cautioned that we have only recently received the proposal and that no decision has been made with respect to the Corporation’s response to the proposal. In addition, there can be no assurance that any definitive, binding offer will be made, that any agreement will be executed or that the transaction contemplated in the proposal or any other transaction will be approved or consummated. Until such time as the Corporation enters into or declares that it will not enter into a definitive agreement with respect to the transaction contemplated in the proposal or any alternative transaction, the price of our common shares may change to reflect market assumptions as to whether any transaction is likely to occur. In addition, we are likely to incur significant costs, expenses and fees for professional services and other costs in connection with the proposal, and many of these fees and costs will be payable by us regardless of whether any transaction is consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended August 24, 2012.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans

June 2012	Class A – 315,431 Class B – 1,245(1)	$14.00(2) $14.22	315,431(3) —	—

July 2012	Class A – — Class B – —	— —	— —	$75,000,000(4)

August 2012	Class A – 1,150,000 Class B – 4(1)	$13.64(2) $12.69	1,150,000(4) —	$59,316,032(4)

Total	Class A – 1,465,431 Class B – 1,249 (1)		1,465,431 (4) —

(1)	There is no public market for our Class B common shares. Pursuant to our Amended and Restated Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. It is the Corporation’s general policy to repurchase Class B common shares, in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party. All of the shares were repurchased by American Greetings for cash pursuant to this right of first refusal.
(2)	Excludes commissions paid, if any, related to the share repurchase transactions.
(3)	On January 4, 2012, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. Under this program, the share repurchases could be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Corporation deemed appropriate, and subject to applicable legal requirements and other factors. The program was completed in June 2012.
(4)	On July 24, 2012, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. Under this program, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Corporation deems appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program; however, purchases under this program have been suspended due to the proposal referred to in Note 17, “Subsequent Events,” to the Consolidated Financial Statements.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended August 24, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the quarters ended August 24, 2012, and August 26, 2011, (ii) Consolidated Statement of Comprehensive Income for the quarters ended August 24, 2012, and August 26, 2011, (iii) Consolidated Statement of Financial Position at August 24, 2012, February 29, 2012 and August 26, 2011, (iv) Consolidated Statement of Cash Flows for the six months ended August 24, 2012, and August 26, 2011, and (v) Notes to the Consolidated Financial Statements for the quarter ended August 24, 2012.

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

October 3, 2012

*    (Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)