Form 10-Q
period 2012-11-23
AMERICAN GREETINGS CORP
filed 2013-01-02
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of December 27, 2012, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common	28,780,998
Class B Common	2,856,813

AMERICAN GREETINGS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Net sales	$499,368	$458,535	$1,275,139	$1,217,800
Other revenue	7,446	6,472	18,617	21,097

Total revenue	506,814	465,007	1,293,756	1,238,897

Material, labor and other production costs	244,071	230,572	584,667	546,699
Selling, distribution and marketing expenses	190,041	141,501	466,199	392,630
Administrative and general expenses	74,483	60,510	225,521	186,734
Other operating income – net	(2,217)	(813)	(1,421)	(6,858)

Operating income	436	33,237	18,790	119,692

Interest expense	4,504	5,821	13,314	17,708
Interest income	(65)	(207)	(297)	(838)
Other non-operating (income) expense – net	(1,904)	(2,077)	3,523	(2,621)

(Loss) income before income tax (benefit) expense	(2,099)	29,700	2,250	105,443
Income tax (benefit) expense	(1,290)	9,454	63	38,128

Net (loss) income	$(809)	$20,246	$2,187	$67,315

(Loss) earnings per share – basic	$(0.03)	$0.51	$0.06	$1.67

(Loss) earnings per share – assuming dilution	$(0.03)	$0.50	$0.06	$1.63

Average number of shares outstanding	31,877,088	39,480,798	33,712,073	40,226,039

Average number of shares outstanding – assuming dilution	31,877,088	40,436,865	34,478,737	41,381,157

Dividends declared per share	$0.15	$0.15	$0.45	$0.45

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Net (loss) income	$(809)	$20,246	$2,187	$67,315

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,680	(15,592)	(91)	(12,554)
Pension and postretirement benefit adjustments	145	536	643	607
Unrealized loss on securities	—	(1)	(1)	—

Other comprehensive income (loss), net of tax	2,825	(15,057)	551	(11,947)

Comprehensive income	$2,016	$5,189	$2,738	$55,368

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	November 23, 2012	February 29, 2012	November 25, 2011
ASSETS

Current assets
Cash and cash equivalents	$63,291	$132,438	$85,661
Trade accounts receivable, net	197,844	113,840	235,318
Inventories	264,330	208,945	214,412
Deferred and refundable income taxes	80,502	58,118	57,400
Prepaid expenses and other	155,543	123,419	123,481

Total current assets	761,510	636,760	716,272

Goodwill	—	—	27,713
Other assets	460,647	503,700	417,479
Deferred and refundable income taxes	120,870	121,228	128,595

Property, plant and equipment – at cost	1,004,686	924,512	904,555
Less accumulated depreciation	642,994	636,736	637,334

Property, plant and equipment – net	361,692	287,776	267,221

	$1,704,719	$1,549,464	$1,557,280

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$194,945	$86,166	$108,254
Accrued liabilities	82,893	58,657	67,596
Accrued compensation and benefits	60,702	68,317	58,411
Income taxes payable	14,641	7,409	26,626
Deferred revenue	26,404	35,519	29,477
Other current liabilities	44,287	49,013	60,963

Total current liabilities	423,872	305,081	351,327

Long-term debt	356,832	225,181	234,642
Other liabilities	259,787	269,367	182,565
Deferred income taxes and noncurrent income taxes payable	21,008	22,377	21,769

Shareholders’ equity
Common shares – Class A	28,849	34,011	35,562
Common shares – Class B	2,860	2,842	2,778
Capital in excess of par value	520,119	513,163	509,999
Treasury stock	(1,093,789)	(1,020,838)	(995,338)
Accumulated other comprehensive loss	(11,279)	(11,830)	(14,293)
Retained earnings	1,196,460	1,210,110	1,228,269

Total shareholders’ equity	643,220	727,458	766,977

	$1,704,719	$1,549,464	$1,557,280

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 23, 2012	November 25, 2011
OPERATING ACTIVITIES:
Net income	$2,187	$67,315
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	7,806	8,038
Gain on dispositions	—	(4,500)
Net loss (gain) on disposal of fixed assets	394	(807)
Depreciation and intangible assets amortization	36,095	32,993
Provision for doubtful accounts	17,771	4,879
Impairment of Clinton Cards debt	10,043	—
Deferred income taxes	809	6,412
Gain on sale of Party City investment	(4,293)	—
Other non-cash charges	892	2,747
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(101,363)	(122,298)
Inventories	(39,105)	(30,939)
Other current assets	(17,877)	6,470
Income taxes	(15,336)	3,362
Deferred costs – net	23,702	(3,838)
Accounts payable and other liabilities	112,283	3,528
Other – net	(1,913)	98

Total Cash Flows From Operating Activities	32,095	(26,540)

INVESTING ACTIVITIES:
Property, plant and equipment additions	(87,408)	(48,956)
Cash payments for business acquisitions, net of cash acquired	621	(5,899)
Proceeds from sale of fixed assets	559	9,046
Proceeds from sale of intellectual properties	—	4,500
Proceeds from sale of Party City investment	4,920	—
Purchase of Clinton Cards debt	(56,560)	—

Total Cash Flows From Investing Activities	(137,868)	(41,309)

FINANCING ACTIVITIES:
Net increase in long-term debt	131,651	—
Issuance or exercise of share-based payment awards	(496)	12,293
Tax (deficiency) benefit from share-based payment awards	(376)	2,380
Purchase of treasury shares	(78,742)	(55,304)
Dividends to shareholders	(15,182)	(18,146)

Total Cash Flows From Financing Activities	36,855	(58,777)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(229)	(3,551)

DECREASE IN CASH AND CASH EQUIVALENTS	(69,147)	(130,177)

Cash and Cash Equivalents at Beginning of Year	132,438	215,838

Cash and Cash Equivalents at End of Period	$63,291	$85,661

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended November 23, 2012 and November 25, 2011

Note 1—Basis of Presentation

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

The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of November 23, 2012 includes:

•	the investment in the equity of Schurman of $1.9 million;

•	the limited guaranty (“Liquidity Guaranty”) of Schurman’s indebtedness of $12.0 million;

•	normal course of business trade and other receivables due from Schurman of $29.8 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business;

•

the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $15.0 million, $22.1 million and $24.9 million as of November 23, 2012, February 29, 2012 and November 25, 2011, respectively; and

•	the subordinated credit facility (the “Subordinated Credit Facility”) that provides Schurman with up to $10.0 million of subordinated financing.

The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $12.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in January 2014. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of November 23, 2012 requiring the use of the guaranty.

The Subordinated Credit Facility that the Corporation provides to Schurman had an initial term of nineteen months expiring on November 17, 2010, however, unless either party provides the appropriate written notice prior to the expiration of the applicable term, the facility automatically renews for periods of one year, except in the case of the last renewal, in which case the facility can only renew for the partial year ending on the facility’s expiration date of June 25, 2013. Schurman can only borrow under the facility if it does not have other sources of financing available, and borrowings under the Subordinated Credit Facility may only be used for specified purposes. Borrowings under the Subordinated Credit Facility are subordinate to borrowings under Schurman’s Senior Credit Facility and the Subordinated Credit Facility includes affirmative and negative non-financial covenants and events of default customary for such financings. As of November 23, 2012, Schurman had not borrowed under the Subordinated Credit Facility.

In addition to the investment in the equity of Schurman, the Corporation held a minority investment in the common stock of Party City Holdings, Inc. (“Party City”), formerly known as AAH Holdings Corporation. On June 4, 2012, Party City announced that it entered into a definitive agreement (the “Merger Agreement”) to sell a majority stake of the company in a recapitalization transaction valued at $2.69 billion. On July 27, 2012, this transaction closed and Party City merged with and into PC Merger Sub, Inc., a wholly-owned subsidiary of PC Topco Holdings, Inc. (“Holdings”). Contemporaneously with the closing, on July 27, 2012, the Corporation exchanged 617.3 shares of its Party City common stock for 1,200 shares of common stock of the new company, Holdings, and sold its remaining 123.44 shares of Party City common stock for $4.9 million, recording a gain of $3.2 million. Cash proceeds from the sale, which totaled $4.9 million were received during the three months ended November 23, 2012 and are reflected in investing activities on the Consolidated Statement of Cash Flows. The terms of the Merger Agreement include certain provisions contemplating the adjustment of the purchase price paid in the transaction under certain circumstances. As a result, approximately $1 million of the cash consideration potentially payable to the Corporation in exchange for its shares of Party City common stock was being withheld in escrow until resolution of any such purchase price adjustment. On November 21, 2012, the purchase price adjustment was finalized and a gain totaling $1.1 million was recognized in the three months ended November 23, 2012. The cash proceeds were received in December 2012. The investment in Schurman and the investment in Holdings totaled $10.7 million as of November 23, 2012, and are accounted for under the cost method.

During the nine months ended November 23, 2012, the Corporation recorded certain charges associated with activities and transactions related to Clinton Cards PLC (“Clinton Cards”) that do not have comparative amounts in the prior year period. See Note 4 for further information.

Note 2—Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3—Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Corporation adopted this standard on March 1, 2012. The adoption of this standard did not have a material effect on the Corporation’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, ASU 2011-05 requires presentation of reclassification adjustments for each component of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In January 2012, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the effective date of the requirements made in ASU 2011-05 pertaining to presentation of reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-12 reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in the notes to the financial statements. The other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011. Effective March 1, 2012, the Corporation adopted the two consecutive statements approach for the presentation of components of net income (loss) and other comprehensive income (loss) and a total for comprehensive income. The Corporation’s Consolidated Financial Statements include the Consolidated Statement of Comprehensive Income as a result of adopting this standard.

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

Note 4—Acquisition

During the first quarter of 2013, the Corporation acquired all of the outstanding senior secured debt of Clinton Cards for $56.6 million (£35 million) through Lakeshore Lending Limited (“Lakeshore”), a wholly-owned subsidiary of the Corporation organized under the laws of the United Kingdom. Subsequently, on May 9, 2012, Clinton Cards was placed into administration, a procedure similar to Chapter 11 bankruptcy in the United States. Prior to entering into administration, Clinton Cards had approximately 750 stores and annual revenues of approximately $600 million across its two primary retail brands, Clinton Cards and Birthdays. The legacy Clinton Cards business had been an important customer to the Corporation’s international business for approximately forty years and was one of the Corporation’s largest customers.

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

Under the terms of the agreement, the Corporation expects to acquire approximately 400 stores from the Sellers, together with related inventory and overhead, as well as the Clinton Cards and related brands. The Corporation will operate the acquired stores through a subsidiary of Lakeshore, AG Retail Cards Limited. The asset acquisition is expected to result in a net increase in the Corporation’s annual revenues of approximately $265 million, although the final number will depend on the ultimate number of stores acquired, which is subject to further negotiations with landlords at each respective location. The landlords must generally consent to the assignment of the leases for such stores on terms that are acceptable to the Corporation. If the Corporation cannot negotiate acceptable lease assignments, or if the applicable landlord withholds consent to the assignment of its store lease, then the Corporation may close the store, the store lease will be placed back into the administration process, and the Sellers will be responsible for any further obligations under the store lease. Based on current negotiations, as of November 23, 2012, the Corporation has completed 185 lease assignments. Assuming that the remaining landlords consent to terms proposed by the Corporation and the Corporation is able to successfully complete assignment for all of the approximately 400 stores, as of November 23, 2012, we anticipate the estimated future minimum rental payments for noncancelable operating leases related to acquired stores will be approximately $367 million.

The stores and assets not acquired by the Corporation remain part of the administration process. It is anticipated that these remaining assets not purchased by the Corporation will be liquidated and proceeds will be used to repay the creditors of the Sellers, including the Corporation. The Corporation will seek to recover the $19.4 million (£12 million) remaining senior secured debt claim held by it through the liquidation process. However, based on the estimated recovery information provided by the Administrators, the Corporation recorded an aggregate charge of $10.0 million, $7.8 million in the first quarter and $2.2 million in the second quarter, relating to the senior secured debt it acquired in the current year’s first fiscal quarter. The remaining balance of the senior secured debt, totaling approximately $9 million is included in “Prepaid expenses and other” on the Consolidated Statement of Financial Position. The liquidation process and the negotiations with landlords for stores included in the aforementioned acquisition, is expected to take approximately twelve months from the closing of the transaction on June 6, 2012.

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

The charges incurred in the nine months ended November 23, 2012 associated with the aforementioned acquisition that do not have comparative amounts in the prior year nine month period are reflected on the Consolidated Statement of Operations as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$4.0	$—	$—	$—	$4.0
Administrative and general expenses	—	17.2	6.3	—	23.5
Other non-operating (income) expense	—	—	—	10.0	10.0

	$4.0	$17.2	$6.3	$10.0	$37.5

These charges are reflected in the Corporation’s reportable segments as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
International Social Expression Products	$4.0	$17.2	$—	$—	$21.2
Unallocated	—	—	6.3	10.0	16.3

	$4.0	$17.2	$6.3	$10.0	$37.5

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The estimated purchase price allocation is preliminary and subject to revision as valuation work and other analyses are still being conducted. The following represents the preliminary purchase price allocation:

Purchase price (in millions):
Credit bid	$37.2
Effective settlement of pre-existing supply agreement with the legacy Clinton Cards business	6.2
Cash acquired	(0.6)

$42.8

Allocation (in millions):
Inventory	$16.2
Property, plant and equipment	20.0
Intangible assets	7.1
Current liabilities assumed	(0.5)

$42.8

The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material at the date of acquisition. The acquired business is included in the Corporation’s Retail Operations segment.

Note 5—Royalty Revenue and Related Expenses

The Corporation has agreements for licensing the Care Bears and Strawberry Shortcake characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation, which is recorded in “Other revenue” on the Consolidated Statement of Operations. These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Expenses associated with the servicing of these agreements, primarily relating to the licensing activities included in non-reportable segments, are summarized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Royalty revenue	$7,085	$6,401	$17,947	$20,785

Royalty expenses
Material, labor and other production costs	$2,794	$2,789	$7,795	$7,781
Selling, distribution and marketing expenses	1,856	2,621	5,235	7,345
Administrative and general expenses	467	431	1,330	1,292

	$5,117	$5,841	$14,360	$16,418

In addition to the expenses disclosed above, the Corporation incurred charges of $2.1 million associated with its licensing business, which is included in “Other operating income – net” on the Consolidated Statement of Operations. See Note 6 for further information.

Note 6—Other Income and Expense

	Three Months Ended		Nine Months Ended
(In thousands)	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Gain on sale of intellectual properties	$—	$—	$—	$(4,500)
Termination of certain agency agreements	—	—	2,125	—
Miscellaneous	(2,217)	(813)	(3,546)	(2,358)

Other operating income – net	$(2,217)	$(813)	$(1,421)	$(6,858)

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

	Three Months Ended		Nine Months Ended
(In thousands)	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Gain on sale of Party City investment	$(1,141)	$—	$(4,293)	$—
Loss on Clinton Cards debt	—	—	10,043	—
Foreign exchange gain	(552)	(1,500)	(948)	(631)
Rental income	(450)	(238)	(1,496)	(977)
Loss (gain) on asset disposal	240	(323)	394	(807)
Miscellaneous	(1)	(16)	(177)	(206)

Other non-operating (income) expense – net	$(1,904)	$(2,077)	$3,523	$(2,621)

“Miscellaneous” includes, among other things, income/loss from debt and equity securities.

During the nine months ended November 23, 2012, the Corporation recorded a gain of $4.3 million associated with the sale of a portion of its investment in Party City, including $1.1 million and $3.2 million in the three months ended November 23, 2012 and August 24, 2012, respectively. See Note 1 for further information.

The Corporation also recorded a loss of $10.0 million during the nine months ended November 23, 2012 related to the senior secured debt of Clinton Cards that the Corporation acquired during the first quarter, including $7.8 million and $2.2 million in the three months ended May 25, 2012 and August 24, 2012, respectively. See Note 4 for further information.

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

Note 7—(Loss) Earnings Per Share

The following table sets forth the computation of (loss) earnings per share and (loss) earnings per share—assuming dilution:

	Three Months Ended		Nine Months Ended
	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Numerator (in thousands):
Net (loss) income	$(809)	$20,246	$2,187	$67,315

Denominator (in thousands):
Weighted average shares outstanding	31,877	39,481	33,712	40,226
Effect of dilutive securities:
Stock options and awards	—	956	767	1,155

Weighted average shares outstanding – assuming dilution	31,877	40,437	34,479	41,381

(Loss) earnings per share	$(0.03)	$0.51	$0.06	$1.67

(Loss) earnings per share – assuming dilution	$(0.03)	$0.50	$0.06	$1.63

Certain stock options were excluded from the computation of earnings per share-assuming dilution, as the effect would have been antidilutive due to the net loss in the period. The stock options excluded from the computation of earnings per share-assuming dilution were approximately 3.7 million in both the three and nine month periods ended November 23, 2012 (3.7 million and 2.4 million in the three and nine month periods ended November 25, 2011, respectively) because the options’ exercise prices were greater than the average price of the common shares.

There were an insignificant number of Class A common shares issued upon exercise of employee stock options and vesting of equity awards during the three months ended November 23, 2012 (0.1 million Class A common shares during the three months ended November 25, 2011). There were no Class B common shares issued upon exercise of employee stock options and vesting of equity awards during the three months ended November 23, 2012. The Corporation issued approximately 0.2 million Class A common shares and an insignificant number of Class B common shares upon exercise of employee stock options and vesting of equity awards during the nine months ended November 23, 2012 (0.7 million and 0.3 million Class A and Class B common shares, respectively, during the nine months ended November 25, 2011).

Note 8—Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 23, 2012	February 29, 2012	November 25, 2011
Allowance for seasonal sales returns	$35,506	$34,285	$47,496
Allowance for outdated products	11,850	10,976	9,937
Allowance for doubtful accounts	5,670	4,480	7,031
Allowance for marketing funds	29,599	26,679	29,710
Allowance for rebates	30,012	27,648	28,465

	$112,637	$104,068	$122,639

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $14.0 million, $13.7 million and $13.3 million as of November 23, 2012, February 29, 2012 and November 25, 2011, respectively.

Note 9—Inventories

(In thousands)	November 23, 2012	February 29, 2012	November 25, 2011
Raw materials	$18,803	$17,565	$16,912
Work in process	7,051	9,452	8,294
Finished products	302,101	242,767	251,213

	327,955	269,784	276,419
Less LIFO reserve	82,976	81,077	81,515

	244,979	188,707	194,904
Display materials and factory supplies	19,351	20,238	19,508

	$264,330	$208,945	$214,412

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $72.5 million, $52.0 million and $61.5 million as of November 23, 2012, February 29, 2012 and November 25, 2011, respectively.

Note 10—Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	November 23, 2012	February 29, 2012	November 25, 2011
Prepaid expenses and other	$98,211	$94,071	$93,553
Other assets	346,056	395,397	307,611

Deferred cost assets	444,267	489,468	401,164

Other current liabilities	(43,654)	(45,891)	(58,950)
Other liabilities	(124,353)	(137,360)	(64,154)

Deferred cost liabilities	(168,007)	(183,251)	(123,104)

Net deferred costs	$276,260	$306,217	$278,060

The Corporation maintains an allowance for deferred costs related to supply agreements of $7.8 million, $10.0 million and $10.0 million at November 23, 2012, February 29, 2012 and November 25, 2011, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Note 11—Debt

As of November 23, 2012, the Corporation had a $400 million revolving credit facility, which expires in June 2015, and an accounts receivable facility that provides funding of up to $50 million. During the current quarter, on September 21, 2012, the accounts receivable facility was amended to decrease the amount of available financing thereunder from $70 million to $50 million. Also, on September 21, 2012, the liquidity commitments under the accounts receivable facility were renewed for an additional year and the facility’s term was extended an additional three years from September 21, 2012 to October 1, 2015. As of November 23, 2012, there was $131.7 million outstanding under the Corporation’s revolving credit facility, bearing interest at a rate of approximately 1.5%. There were no balances outstanding under the Corporation’s accounts receivable facility at November 23, 2012. The Corporation had, in the aggregate, $30.6 million outstanding under letters of credit under these borrowing agreements, which reduces the total credit available to the Corporation thereunder.

There were no balances outstanding under the Corporation’s revolving credit facility or accounts receivable facility at February 29, 2012 and November 25, 2011, respectively.

Long-term debt and their related calendar year due dates, net of unamortized discounts, which were zero as of November 23, 2012 and February 29, 2012, respectively, and $20.2 million as of November 25, 2011, were as follows:

(In thousands)	November 23, 2012	February 29, 2012	November 25, 2011
7.375% senior notes, due 2021	$225,000	$225,000	$—
Revolving credit facility, due 2015	131,651	—	—
7.375% senior notes, due 2016	—	—	213,864
7.375% notes, due 2016	—	—	20,597
6.10% senior notes, due 2028	181	181	181

	$356,832	$225,181	$234,642

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $241.9 million (at a carrying value of $225.2 million), $239.6 million (at a carrying value of $225.2 million) and $243.6 million (at a carrying value of $234.6 million) at November 23, 2012, February 29, 2012 and November 25, 2011, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $131.7 million (at a carrying value of $131.7 million) at November 23, 2012.

On December 19, 2012, the Corporation amended its credit agreement to modify the definition of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to permit, as of November 23, 2012, certain add-backs related to specific non-recurring expenses related to the Clinton Cards acquisition. At November 23, 2012, the Corporation was in compliance with the financial covenants under its borrowing agreements, as amended.

Note 12—Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Nine Months Ended
	November 23,	November 25,	November 23,	November 25,
(In thousands)	2012	2011	2012	2011
Service cost	$386	$206	$1,053	$621
Interest cost	1,864	2,127	5,547	6,418
Expected return on plan assets	(1,632)	(1,655)	(4,854)	(4,998)
Amortization of prior service cost	61	61	184	184
Amortization of actuarial loss	1,005	557	2,636	1,684

	$1,684	$1,296	$4,566	$3,909

	Postretirement Benefit
	Three Months Ended		Nine Months Ended
	November 23,	November 25,	November 23,	November 25,
(In thousands)	2012	2011	2012	2011
Service cost	$88	$363	$513	$1,088
Interest cost	531	1,210	2,131	3,630
Expected return on plan assets	(893)	(1,098)	(2,573)	(3,293)
Amortization of prior service credit	(519)	(638)	(1,557)	(1,913)
Amortization of actuarial gain	(339)	—	(339)	—

	$(1,132)	$(163)	$(1,825)	$(488)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the nine months ended November 23, 2012 was $3.9 million, compared to $6.3 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and nine month periods ended November 23, 2012 were $2.3 million and $4.9 million ($1.9 million and $4.5 million for the three and nine month periods ended November 25, 2011), respectively. The profit-sharing plan and 401(k) matching expenses for the nine month periods are estimates as actual contributions are determined after fiscal year-end.

At November 23, 2012, February 29, 2012 and November 25, 2011, the liability for postretirement benefits other than pensions was $28.6 million, $24.8 million and $29.9 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At November 23, 2012, February 29, 2012 and November 25, 2011, the long-term liability for pension benefits was $75.7 million, $75.7 million and $59.8 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 13—Fair Value Measurements

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

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets measured at fair value as of November 23, 2012:

	November 23, 2012	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets (1)	$10,177	$10,177	$—	$—

The following table summarizes the financial assets measured at fair value as of February 29, 2012:

	February 29, 2012	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets (1)	$9,198	$9,198	$—	$—

The following table summarizes the financial assets measured at fair value as of November 25, 2011:

	November 25, 2011	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Active employees’ medical plan trust assets	$3,312	$3,312	$—	$—
Deferred compensation plan assets (1)	8,719	8,719	—	—
Total	$12,031	$12,031	$—	$—

(1)	There is an offsetting liability for the obligation to its employees on the Corporation’s books.

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

Note 14—Contingency

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

In the Baker Litigation, the plaintiff claims that American Greetings Corporation (1) misappropriated its employees’ names and identities to benefit itself; (2) breached its fiduciary duty by using its employees’ identities and personal information to benefit itself; (3) unjustly enriched itself through the receipt of corporate-owned life insurance policy benefits, interest and investment returns; and (4) improperly received insurance policy benefits for the insurable interest in Mr. Wolfe’s life. The plaintiff seeks damages in the amount of all pecuniary benefits associated with the subject Insurance Policies, including investment returns, interest and life insurance policy benefits that American Greetings Corporation received from the deaths of the former employees whose estates form the putative class. The plaintiff also seeks punitive damages, pre- and post-judgment interest, costs and attorney’s fees. On April 30, 2012, American Greetings Corporation filed a Motion to Dismiss the Plaintiff’s Complaint. Shortly thereafter, the plaintiff filed a Motion for Class Certification. The court stayed the plaintiff’s Motion for Class Certification until the Motion to Dismiss was decided. On September 19, 2012, the Ohio federal court ordered the Baker plaintiff to file an amended complaint and then denied without prejudice the Corporation’s Motion to Dismiss the Baker Litigation as moot. On October 1, 2012, the plaintiff filed a Second Amended Complaint. On October 18, 2012, American Greetings Corporation filed its Motion to Dismiss the Second Amended Complaint. Class certification has not been decided in either of these cases.

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

As requested by the court, the parties filed a joint proposed scheduling order on October 29, 2012, setting the Collier and Baker Litigations on parallel procedural tracks. On January 2, 2013, the parties filed a Joint Motion to Stay the Collier and Baker Litigations for 60 days to allow the parties to engage in private mediation. The same law firm represents the individual plaintiffs in the Collier and Baker matters.

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

On July 16, 2012, the U.S. Sixth Circuit Court of Appeals reversed the Northern District of Ohio’s order that had granted American Greetings Corporation’s summary judgment on MoonScoop’s principal claims. The case has been remanded to the District Court for further proceedings. The Court of Appeals also affirmed the District Court’s finding on summary judgment in favor of MoonScoop on its indemnity claim, involving MoonScoop’s attorney fees for defending against Cookie Jar’s third-party claims (which have been dismissed). As a result, the Corporation has reimbursed MoonScoop for the $161,309 in attorney fees that it incurred. The District Court trial began on November 13, 2012. The jury returned a unanimous verdict in favor of American Greetings Corporation and TCFC. On November 26, 2012, the District Court entered judgment in favor of American Greetings Corporation and against MoonScoop. On December 20, 2012, MoonScoop appealed the verdict to the United States Court of Appeals for the Sixth Circuit.

Carter/Wolfe/LMPERS Litigation. On September 26, 2012, the Corporation announced that the Board of Directors had received a non-binding proposal (the “Going Private Proposal”) dated September 25, 2012 from Zev Weiss, our Chief Executive Officer, and Jeffrey Weiss, our President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties, to acquire all of the outstanding Class A and Class B common shares not currently owned by them for $17.18 per share. On September 27, 2012, Dolores Carter, a purported shareholder, filed a putative class action and shareholder derivative lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio, against American Greetings Corporation and all of the members of its Board of Directors, alleging that the directors breached their fiduciary duties in evaluating the Going Private Proposal and seeking declaratory relief. Subsequently, eight more lawsuits were filed in Cuyahoga County state court against American Greetings Corporation and its Board of Directors. One lawsuit was voluntarily dismissed. The remaining lawsuits were consolidated and remain pending with the commercial docket in Cuyahoga County court. On December 6, 2012, the court appointed the lead plaintiff and lead plaintiff’s counsel.

On November 6, 2012, R. David Wolfe, a purported shareholder, filed a putative class action in the United States District Court for the Northern District of Ohio against American Greetings Corporation, certain members of the Weiss family, the Irving I. Stone Oversight Trust, Irving Stone Limited Liability Company, Irving I. Stone Support Foundation and Irving I. Stone Foundation, alleging breach of fiduciary duties against certain Weiss defendants by proposing and pursuing the Going Private Proposal (the “Wolfe Litigation”) and seeking declaratory relief. Shortly thereafter, on November 9, 2012, the Louisiana Municipal Police Employees’ Retirement System filed a similar, purported class action against the same defendants as the Wolfe Litigation, also alleging breach of fiduciary duties against certain Weiss defendants and seeking declaratory relief (the “LMPERS Litigation”).

On November 30, 2012, the Wolfe Litigation plaintiff filed Motions to (1) Consolidate the Wolfe and LMPERS Litigations; (2) for Appointment as Co-lead Plaintiff; (3) for Appointment as Co-Lead Plaintiff’s Counsel, and (4) for Partial Summary Judgment. On December 14, 2012, the Corporation filed its Oppositions to the Motions (a) to Consolidate the Wolfe and LMPERS Litigation, (b) for Appointment as Co-Lead Plaintiff and (c) for Appointment as Co-Lead Plaintiff’s Counsel. On the same day, American Greetings Corporation also filed a Motion to Dismiss the action.

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

Note 15—Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income (loss) before income tax expense (benefit) for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 61.5% and 2.8% for the three and nine months ended November 23, 2012, respectively, and 31.8% and 36.2% for the three and nine months ended November 25, 2011, respectively. The lower than statutory rate for the nine months ended November 23, 2012 is due primarily to the release of reserves upon lapse of the applicable statutes and lower taxable income.

At November 23, 2012, the Corporation had unrecognized tax benefits of $27.4 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $17.1 million. During 2013, the Corporation’s unrecognized tax benefits decreased approximately $3 million, of which approximately $1 million relates to the release of reserves upon the lapse of applicable statutes, approximately $1 million relates to payments to various U.S. state and local jurisdictions to settle certain open years which were under examination and approximately $1 million relates to a decrease in estimated accruals and settlements related to open years under federal and state examination. It is reasonably possible that the Corporation’s unrecognized tax positions as of November 23, 2012 could decrease approximately $9 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the nine months ended November 23, 2012, the Corporation recognized net expense of $0.3 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of November 23, 2012, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $8.2 million.

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

Note 16—Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandise retailers as the primary channel. At November 23, 2012, the Corporation operated approximately 400 card and gift retail stores in the United Kingdom through its Retail Operations segment. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The Corporation’s non-reportable operating segments primarily include licensing activities and the design, manufacture and sale of display fixtures.

	Three Months Ended		Nine Months Ended
(In thousands)	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Total Revenue:

North American Social Expression Products	$333,852	$333,305	$908,267	$902,333

International Social Expression Products	101,972	103,352	239,486	249,448
Intersegment items	(25,538)	—	(39,080)	—

Net	76,434	103,352	200,406	249,448

Retail Operations	67,635	—	107,519	—

AG Interactive	15,982	16,878	47,255	49,664

Non-reportable segments	12,911	11,472	30,309	37,452

	$506,814	$465,007	$1,293,756	$1,238,897

Segment (Loss) Earnings:

North American Social Expression Products	$22,099	$28,016	$98,757	$113,009

International Social Expression Products	3,413	9,537	(18,855)	15,308
Intersegment items	(4,123)	—	(11,525)	—

Net	(710)	9,537	(30,380)	15,308

Retail Operations	(11,473)	—	(16,579)	—

AG Interactive	5,331	3,737	13,713	10,970

Non-reportable segments	3,259	2,368	5,501	17,467

Unallocated
Interest expense	(4,504)	(5,853)	(13,314)	(17,708)
Profit-sharing plan expense	(423)	(1,078)	(3,852)	(6,308)
Stock-based compensation expense	(2,965)	(2,676)	(7,806)	(8,038)
Corporate overhead expense	(12,713)	(4,351)	(43,790)	(19,257)

	(20,605)	(13,958)	(68,762)	(51,311)

	$(2,099)	$29,700	$2,250	$105,443

Consolidated operating results include the operating results of the Retail Operations segment from the acquisition date of June 6, 2012 until October 27, 2012, the end of the segment’s third fiscal quarter.

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

The balance of the severance accrual was $4.7 million, $6.8 million and $3.8 million at November 23, 2012, February 29, 2012 and November 25, 2011, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 17—Non-Binding Proposal by Members of the Weiss Family and Related Entities to Acquire the Corporation

On September 26, 2012, the Corporation announced that its Board of Directors received the non-binding Going Private Proposal from Zev Weiss, its Chief Executive Officer, and Jeffrey Weiss, its President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of the outstanding Class A and Class B common shares of the Corporation not currently owned by them for $17.18 per share in cash. The Corporation’s Board of Directors has formed a special committee of independent directors (the "Special Committee") to, among other things, consider the Going Private Proposal. The Special Committee is also authorized to review and evaluate other options available to the Corporation, and has retained its own financial advisor as well as legal counsel. Since the announcement of the Going Private Proposal, a number of lawsuits have been filed against the Corporation in State and Federal court. See Note 14 for further information concerning these lawsuits.

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

Overview

Acquisition

Our operating results for the three and nine months ended November 23, 2012 were significantly affected by certain activities and transactions related to Clinton Cards PLC (“Clinton Cards”). Clinton Cards, one of the largest specialty retailers of greeting cards in the United Kingdom (also referred to herein as “UK”), had been an important customer to our international business for approximately forty years and was one of our largest customers. The Clinton Cards business had been struggling and in an effort to protect our interests and work more closely with all involved parties, on May 9, 2012, we acquired all of Clinton Cards’ outstanding senior secured debt for $56.6 million. Clinton Cards was subsequently placed into administration, a procedure similar to Chapter 11 bankruptcy in the United States. As part of the administration process, an auction of the assets of the Clinton Cards business was conducted. We participated in the auction process and bid $37.2 million for certain of the assets. The bid took the form of a “credit bid,” where we used a portion of the outstanding senior secured debt owed to us by Clinton Cards to pay the purchase price for the assets.

Our bid was accepted on June 6, 2012, and we expect to acquire approximately 400 stores, together with the related inventory and overhead, as well as the Clinton Cards and related brands. We anticipate operating the acquired stores under the “Clintons” brand. The final number of stores acquired will depend on negotiations with landlords at each respective location, who must generally consent to the assignment of the leases for such stores on terms that are acceptable to us. If we cannot negotiate acceptable lease assignments or if the applicable landlord withholds consent to the assignment of its store lease, then we may close the store and the store lease will be placed back into the administration process. Based on current contracts and negotiations, as of November 23, 2012, we have completed 185 lease assignments. Assuming that the remaining landlords consent to terms proposed by us and we are able to successfully complete assignments for all of the approximately 400 stores, as of November 23, 2012, we anticipate the estimated future minimum rental payments for noncancelable operating leases related to acquired stores will be approximately $367 million. It is anticipated that the remaining assets not purchased by us will be liquidated and proceeds will be used to repay the creditors of Clinton Cards, including us as both the only senior secured lender and the largest unsecured lender. We will seek to recover our $19.4 million remaining senior secured debt claim through the liquidation process. However, based on the estimated recovery information provided by the administrators, we recorded an aggregate charge of $10.0 million in the first half of fiscal 2013 relating to the senior secured debt we acquired in the first quarter. Both the liquidation process and the negotiations with landlords are expected to take approximately twelve months from the closing of the transaction, June 6, 2012.

Separate from the acquired senior secured debt, prior to the acquisition, we had unsecured accounts receivable exposure to Clinton Cards. Based on the expected recovery shortfall on the senior secured debt noted above, a majority of the unsecured accounts receivable is not expected to be collected. Accordingly, we recorded bad debt expense of $17.2 million relating to the unsecured accounts receivable in the first quarter. In addition, with the May 2012 announcement by the administrators that all of Clinton Cards’ Birthdays branded retail stores would be liquidated during the first quarter of fiscal 2013, we recorded an impairment charge of approximately $4.0 million for the deferred costs related to our supply agreement associated with the Birthdays stores. We have also incurred approximately $6.3 million of transaction costs related to the Clinton Cards acquisition. There were no significant items related to the Clinton Cards transaction recorded during the three months ended November 23, 2012.

The table below summarizes the charges described above and their impact on our Consolidated Statement of Operations during the nine months ended November 23, 2012:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$4.0	$—	$—	$—	$4.0
Administrative and general expenses	—	17.2	6.3	—	23.5
Other non-operating (income) expense	—	—	—	10.0	10.0

	$4.0	$17.2	$6.3	$10.0	$37.5

In addition to the charges summarized in the table above, our results were also affected by the operating results of our new Retail Operations segment and the intersegment sales elimination and intercompany profit adjustments between the International Social Expression Products segment and the Retail Operations segment. Since the Retail Operations segment is consolidated on a one-month lag corresponding with its fiscal year-end of February 2 for 2013, the operating results of this segment include only five months of activity in the current nine-month period. The impact of the acquisition of the retail stores on consolidated revenue for the three months ended November 23, 2012 was a net increase of approximately $42 million. The net increase was comprised of approximately $68 million of net sales from the new Retail Operations segment, reduced by approximately $26 million for the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. The impact of the acquisition of the retail stores on consolidated revenue for the nine months ended November 23, 2012 was a net increase of approximately $69 million, including approximately $108 million of net sales from the new Retail Operations segment, reduced by approximately $39 million for the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. For comparison purposes, the sales being eliminated in the current period would have been third-party sales in the prior year.

For the third quarter, the Clinton Cards acquisition adversely impacted pre-tax income by approximately $15.6 million, including the operating loss in the Retail Operations segment of $11.5 million and the impact of adjustments to intersegment profit associated with intercompany sales from the International Social Expression Products segment to the Retail Operations segment of $4.1 million. For the nine-month period, the Clinton Cards acquisition adversely impacted our pre-tax income by approximately $65.6 million, including the $37.5 million summarized in the table above and the $28.1 million of combined operating loss resulting from the Retail Operations segment and intersegment profit adjustment.

Third Quarter Results

Total revenue in the third quarter increased approximately $42 million, or 9% compared to the prior year period. As discussed above, the net impact of the Clinton Cards acquisition added approximately $42 million in total revenue. In addition, the combined effects of scan-based trading (“SBT”) implementations and foreign currency translation favorably impacted total revenue by approximately $2 million. Partially offsetting these increases were lower greeting card sales through our wholesale divisions of approximately $3 million compared to the prior year second quarter.

Third quarter operating income was $0.4 million compared to operating income of $33.2 million in the prior year, a decrease of $32.8 million. Beyond the impact of the Clinton Cards acquisition, which negatively impacted operating income by $15.6 million, compared to the prior period third quarter the current quarter operating income performance was impacted by additional legal expense, costs related to strategic actions with our International Social Expression Products segment, higher product content costs, unfavorable product mix, costs and fees associated with the Going Private Proposal and slightly more marketing expense.

During the current quarter, on September 26, 2012, we announced that our Board of Directors received a non-binding proposal from members of the Weiss family and related entities to acquire the Corporation (the “Going Private Proposal”). For further information, see Note 17, “Non-Binding Proposal by Members of the Weiss Family and Related Entities to Acquire the Corporation,” to the Consolidated Financial Statements.

Results of Operations

Three months ended November 23, 2012 and November 25, 2011

Net loss was $0.8 million, or $0.03 per share, in the third quarter compared to net income of $20.2 million, or $0.50 per share, in the prior year third quarter (all per-share amounts assume dilution).

Our results for the three months ended November 23, 2012 and November 25, 2011 are summarized below:

(Dollars in thousands)	2012	% Total Revenue	2011	% Total Revenue
Net sales	$499,368	98.5%	$458,535	98.6%
Other revenue	7,446	1.5%	6,472	1.4%

Total revenue	506,814	100.0%	465,007	100.0%

Material, labor and other production costs	244,071	48.2%	230,572	49.6%
Selling, distribution and marketing expenses	190,041	37.5%	141,501	30.4%
Administrative and general expenses	74,483	14.7%	60,510	13.0%
Other operating income – net	(2,217)	(0.4%)	(813)	(0.2%)

Operating income	436	0.1%	33,237	7.1%

Interest expense	4,504	0.9%	5,821	1.3%
Interest income	(65)	(0.0%)	(207)	(0.0%)
Other non-operating income – net	(1,904)	(0.4%)	(2,077)	(0.4%)

(Loss) income before income tax (benefit) expense	(2,099)	(0.4%)	29,700	6.4%
Income tax (benefit) expense	(1,290)	(0.3%)	9,454	2.0%

Net (loss) income	$(809)	(0.2%)	$20,246	4.4%

For the three months ended November 23, 2012, consolidated net sales were $499.4 million, an increase of $40.8 million, or 8.9%, from $458.5 million in the prior year third quarter. The increase was primarily related to the purchase of retail stores from Clinton Cards, which caused an increase in net sales of approximately $42 million during the current quarter compared to the prior year period. The increase was comprised of approximately $68 million of net sales from the new Retail Operations segment, reduced by approximately $26 million for the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. For comparison purposes, the sales being eliminated in the current period would have been third-party sales in the prior year to Clinton Cards stores that were not owned by us at that time. In addition, seasonal greeting card sales through our wholesale divisions declined approximately $3 million. These decreases were offset by the favorable impact of SBT implementations and foreign currency translation of approximately $1 million each.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $1.0 million during the three months ended November 23, 2012.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended November 23, 2012 and November 25, 2011 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2012	2011	2012	2011	2012	2011
Unit volume	(0.7%)	7.7%	(4.1%)	(9.8%)	(1.4%)	3.6%
Selling prices	1.6%	(2.0%)	(1.4%)	8.7%	0.8%	0.1%
Overall increase / (decrease)	0.9%	5.5%	(5.5%)	(2.0%)	(0.7%)	3.7%

During the third quarter, combined everyday and seasonal greeting card sales less returns decreased 0.7% compared to the prior year quarter, including an increase in selling prices of 0.8% which was more than offset by a decrease in unit volume of 1.4%. The overall decrease was driven by unit decline of everyday greeting cards within our North American Social Expression Products segment and unit decline of seasonal greeting cards within both our North American Social Expression Products and our International Social Expression Products segments.

Everyday card sales less returns for the third quarter increased 0.9% with improvements in selling prices of 1.6% more than offsetting a decline in unit volume of 0.7%. The unit volume decline was driven by our North American Social Expression Products segment. The selling price improvement was driven by both our North American Social Expression Products and our International Social Expression Products segments. The continued shift in mix to a higher proportion of value cards, which was less dramatic than in the prior year quarter, was more than offset by general price increases.

Seasonal card sales less returns declined 5.5% during the third quarter, including a 4.1% decline in unit volume and a 1.4% decline in selling prices. The decrease in unit volume during the current year quarter was primarily driven by our Christmas programs in both our North American Social Expression Products and our International Social Expression Products segments. The decrease in selling prices was driven by our Fall holiday program in our North American Social Expression Products segment and the continued shift in mix to a higher proportion of value cards in the period.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended November 23, 2012 were $244.1 million, compared to $230.6 million in the prior year three months, an increase of $13.5 million. The new retail operations we purchased from Clinton Cards caused a net increase in MLOPC of approximately $3 million during the current quarter compared to the prior year third quarter. This net increase was comprised of approximately $25 million for cost of goods sold through the new Retail Operations segment, reduced by approximately $22 million for the adjustment to cost of goods related to intersegment sales from the International Social Expression Products segment to the Retail Operations segment. In addition, MLOPC increased approximately $8 million due to the result of unfavorable mix and higher product content costs. The current quarter included approximately $2 million higher scrap expense than the prior year period. We also incurred approximately $1 million of expense related to strategic actions in the International Social Expression Products segment, including the sale of a small non-card product line and the closure of a small giftwrap manufacturing facility in Italy.

Selling, distribution and marketing (“SDM”) expenses for the three months ended November 23, 2012 were $190.0 million compared to $141.5 million in the prior year third quarter, an increase of $48.5 million. The increase was driven by approximately $49 million of expenses within our new Retail Operations segment. In addition, higher marketing expenses and unfavorable foreign currency translation of approximately $1 million each were offset by lower supply chain costs, primarily field sales, merchandiser and distribution expenses, of approximately $2 million.

Administrative and general expenses were $74.5 million for the three months ended November 23, 2012, an increase of approximately $14 million from $60.5 million for the three months ended November 25, 2011. This increase was due to expenses within our new Retail Operations segment and higher legal expense of approximately $6 million each. The remaining approximately $2 million increase was related to costs and fees associated with the Going Private Proposal.

Other non-operating income – net was $1.9 million for the three months ended November 23, 2012 compared to $2.1 million for the three months ended November 25, 2011. The current year included a gain of $1.1 million associated with the sale of a portion of our investment in Party City. See Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information.

The Corporation’s effective tax rate was 61.5% and 31.8% for the three months ended November 23, 2012 and November 25, 2011, respectively. The higher than statutory rate in the current quarter was due primarily to the low pretax loss, which magnified the impact that discrete items had on the effective tax rate.

Results of Operations

Nine months ended November 23, 2012 and November 25, 2011

Net income was $2.2 million, or $0.06 per share, in the nine months ended November 23, 2012 compared to $67.3 million, or $1.63 per share, in the prior year nine months.

Our results for the nine months ended November 23, 2012 and November 25, 2011 are summarized below:

(Dollars in thousands)	2012	% Total Revenue	2011	% Total Revenue
Net sales	$1,275,139	98.6%	$1,217,800	98.3%
Other revenue	18,617	1.4%	21,097	1.7%

Total revenue	1,293,756	100.0%	1,238,897	100.0%

Material, labor and other production costs	584,667	45.2%	546,699	44.1%
Selling, distribution and marketing expenses	466,199	36.0%	392,630	31.7%
Administrative and general expenses	225,521	17.4%	186,734	15.1%
Other operating income – net	(1,421)	(0.1%)	(6,858)	(0.6%)

Operating income	18,790	1.5%	119,692	9.7%

Interest expense	13,314	1.0%	17,708	1.4%
Interest income	(297)	(0.0%)	(838)	(0.1%)
Other non-operating expense (income) – net	3,523	0.3%	(2,621)	(0.2%)

Income before income tax expense	2,250	0.2%	105,443	8.5%
Income tax expense	63	0.0%	38,128	3.1%

Net income	$2,187	0.2%	$67,315	5.4%

For the nine months ended November 23, 2012, consolidated net sales were $1.28 billion, up from $1.22 billion in the prior year nine months. This 4.7% increase, or approximately $57 million, was primarily related to the purchase of retail stores from Clinton Cards which caused an increase in net sales of approximately $69 million during the current nine months compared to the prior year period. The increase was comprised of approximately $108 million of net sales from the new Retail Operations segment, reduced by approximately $39 million for the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. For comparison purposes, the sales being eliminated in the current period would have been third-party sales in the prior year to Clinton Cards stores that were not owned by us at that time. In addition, greeting card sales through our wholesale divisions improved approximately $8 million. Partially offsetting these increases were reduced gift packaging, party goods and other ancillary product sales of approximately $5 million, lower net sales in our fixtures business of approximately $4 million and a $4 million impairment of deferred costs related to the supply agreement associated with Clinton Cards’ Birthdays stores that were closed as part of the Clinton Cards bankruptcy administration process. Foreign currency translation and SBT implementations unfavorably impacted net sales by approximately $5 million and $1 million, respectively.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $2.5 million in the nine months ended November 23, 2012 compared to the same period in the prior year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the nine months ended November 23, 2012 and November 25, 2011 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2012	2011	2012	2011	2012	2011
Unit volume	0.1%	6.8%	3.5%	1.0%	0.9%	5.3%
Selling prices	0.1%	(1.9%)	(0.9%)	1.2%	(0.1%)	(1.1%)
Overall increase / (decrease)	0.1%	4.7%	2.5%	2.3%	0.8%	4.1%

During the nine months ended November 23, 2012, combined everyday and seasonal greeting card sales less returns increased 0.8% compared to the prior year nine months, driven primarily by an increase in unit volume from our seasonal cards of 3.5%.

Everyday card sales less returns were up 0.1%, essentially flat compared to the prior year nine months.

Seasonal card sales less returns increased 2.5%, with unit volume improving 3.5% and selling prices declining 0.9%. The increase in unit volume compared to the prior year nine months was primarily driven by our Mother’s Day, Father’s Day and Graduation Day programs in our North American Social Expression Products segment and our Father’s Day program in our International Social Expression Products segment. The decrease in selling prices was driven by the continued shift in mix to a higher proportion of value line cards.

Expense Overview

MLOPC for the nine months ended November 23, 2012 were $584.7 million, an increase of $38.0 million from $546.7 million for the comparable period in the prior year. The new retail operations we purchased from Clinton Cards caused a net increase in MLOPC of approximately $13 million during the current year compared to the prior year nine months. This net increase was comprised of approximately $40 million for cost of goods sold through the new Retail Operations segment, reduced by approximately $27 million for the adjustment to cost of goods related to intersegment sales from the International Social Expression Products segment to the Retail Operations segment. Approximately $22 million of the remaining increase to MLOPC was attributable primarily to a combination of higher product content costs and an unfavorable change in sales mix, including the shift toward a higher proportion of value cards while maintaining a relatively consistent net sales level. Also contributing to the increase was approximately $3 million related to higher product display material costs and approximately $3 million of higher scrap expense. We also incurred approximately $1 million of expense related to strategic actions in the International Social Expression Products segment, including the sale of a small non-card product line and the closure of a small giftwrap manufacturing facility in Italy. These increases were partially offset by a decrease of approximately $2 million attributable primarily to lower sales volume in the wholesale businesses. In addition, foreign currency translation favorably impacted MLOPC by approximately $2 million during the current year nine months.

SDM expenses for the nine months ended November 23, 2012 were $466.2 million, increasing from $392.6 million for the comparable period in the prior year. The increase of $73.6 was driven by approximately $74 million of expenses within our new Retail Operations segment. Higher marketing expenses of approximately $8 million were offset by favorable foreign currency translation of approximately $2 million and lower costs in our field service and merchandiser organization of approximately $6 million, primarily related to prior year store setup activities for the value channel, which did not recur in the current period.

Administrative and general expenses were $225.5 million for the nine months ended November 23, 2012, increasing from $186.7 million for the nine months ended November 25, 2011. The increase of $38.8 million was driven partially by higher bad debt expense related to approximately $17 million recorded in the UK relating to increased unsecured accounts receivable exposure as a result of Clinton Cards being placed into administration during the current year. Transaction costs related to the purchase of the senior secured debt and the retail store acquisition of Clinton Cards of approximately $6 million were also recorded during the current year nine months. In addition, expenses with our new Retail Operations segment and higher legal expense added approximately $10 million each. Costs incurred in connection with our information technology systems refresh project increased approximately $3 million, while costs and fees associated with the Going Private Proposal added approximately $2 million. These increases were partially offset by reduced bad debt expense within our North American Social Expression Products segment and lower profit-sharing plan expenses of approximately $4 million and $3 million, respectively.

Other operating income – net was $1.4 million for the nine months ended November 23, 2012 compared to $6.9 million of income in the prior period. The prior year nine months included a gain of $4.5 million on the sale of certain minor characters in our intellectual property portfolio.

Other non-operating expense (income) – net was $3.5 million of expense for the nine months ended November 23, 2012 compared to $2.6 million of income for the prior period. The current year included an impairment charge of $10.0 million related to the senior secured debt of Clinton Cards that was acquired during the first quarter. This was partially offset by a gain of $4.3 million associated with the sale of a portion of our investment in Party City. See Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information related to the Party City gain.

The Corporation’s effective tax rate was 2.8% and 36.2% for the nine months ended November 23, 2012 and November 25, 2011, respectively. The lower than statutory rate for the nine months ended November 23, 2012 is due primarily to lower taxable income, which magnified the impact that discrete items have on the effective tax rate, and the release of reserves upon lapse of the applicable statutes.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification Topic 280, “Segment Reporting,” certain operating divisions have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At November 23, 2012, we operated approximately 400 card and gift retail stores in the UK through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 16, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “(Loss) income before income tax (benefit) expense.”

North American Social Expression Products Segment

(Dollars in	Three Months Ended November		% Change	Nine Months Ended November		% Change
thousands)	23, 2012	25, 2011		23, 2012	25, 2011
Total revenue	$333,852	$333,305	0.2%	$908,267	$902,333	0.7%

Segment earnings	22,099	28,016	(21.1%)	98,757	113,009	(12.6%)

Total revenue of our North American Social Expression Products segment for the three and nine months ended November 23, 2012, increased $0.5 million and $5.9 million, respectively, compared to the prior year periods. The slight increase during the current quarter was primarily driven by higher sales of gift packaging, party goods and other ancillary products of approximately $5 million substantially offset by reduced greeting card sales of approximately $4 million. The increase in total revenue for the nine months ended November 23, 2012 was driven by higher greeting card sales of approximately $3 million and increased sales of gift packaging, party goods and other ancillary products of approximately $5 million. Foreign currently translation did not have a meaningful impact during the three month period and unfavorably impacted sales by approximately $2 million during the nine month period.

Segment earnings decreased $5.9 million in the current three months compared to the three months ended November 25, 2011. Higher product content costs and a change in sales mix, shifting toward a higher proportion of lower margin value cards while maintaining a relatively consistent overall segment net sales level, unfavorably impacted earnings by approximately $6 million. Increased marketing expenses of approximately $2 million were offset by decreased supply chain costs, specifically field sales, merchandiser and distribution expenses of approximately $2 million primarily related to prior year store setup activities for the value channel, which did not recur in the current period.

Segment earnings decreased $14.3 million in the current nine months compared to the prior year period. The decrease was driven by increased marketing expenses of approximately $11 million and incremental product display costs of approximately $4 million. Higher product content costs and a change in sales mix, shifting toward a higher proportion of lower margin value cards while maintaining relative sales levels, unfavorably impacted earnings by approximately $9 million. Also contributing to this decrease were increased expenses incurred in connection with our systems refresh project of approximately $3 million during the current year nine months. These unfavorable variances were partially offset by decreased bad debt expense and other cost savings initiatives of approximately $4 million and $2 million, respectively. In addition, supply chain costs, specifically field sales, merchandiser and distribution expenses, decreased approximately $7 million primarily related to prior year store setup activities for the value channel, which did not recur in the current period.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	23, 2012	25, 2011		23, 2012	25, 2011
Total revenue	$76,434	$103,352	(26.0%)	$200,406	$249,448	(19.7%)

Segment (loss) earnings	(710)	9,537	—	(30,380)	15,308	—

Total revenue of our International Social Expression Products segment decreased $26.9 million and $49.0 million for the three and nine months ended November 23, 2012, respectively, compared to the prior year periods. These decreases were primarily driven by the elimination of intersegment sales to the Retail Operations segment of $25.5 million and $39.1 million for the three and nine months ended November 23, 2012, respectively. For comparison purposes, the sales being eliminated would have been third-party sales in the prior year to Clinton Cards stores that were not owned by us at that time. The remaining decreases of approximately $1 million and $10 million for the current year three and nine months, respectively, were driven by a combination of lower sales of gift packaging and other ancillary products of approximately $5 million and $7 million for the three and nine months ended November 23, 2012, respectively. Partially offsetting these unfavorable impacts were increases in sales of greeting cards of approximately $3 million and $6 million for the current year three and nine months, respectively. Foreign currency translation favorably impacted sales by approximately $1 million for the current year three months and unfavorably impacted sales by approximately $3 million for the nine months ended November 23, 2012. The current year nine month period also included approximately $2 million of unfavorable SBT implementation impacts and a $4 million impairment of deferred costs related to the supply agreement associated with the Clinton Cards’ Birthdays stores that were closed as part of the Clinton Cards bankruptcy administration process.

Segment earnings decreased $10.2 million and $45.7 million in the three and nine months ended November 23, 2012, respectively, compared to the prior year periods. The decrease was partially driven by adjustments of $4.1 million and $11.5 million for the three and nine months ended November 23, 2012, respectively, associated with intersegment earnings generated from sales to the Retail Operations segment. These adjustments reduce consolidated inventory for intercompany profit in the Retail Operations segment’s inventory and defer the recognition of this profit in the International Social Expression Products segment’s earnings until the inventory is sold to the ultimate customer in the Retail Operation’s segment. Approximately $3 million of the remaining decrease during the current quarter and the current year nine months was attributable to strategic business actions, including the sale of a small non-card product line and the closure of a small giftwrap manufacturing facility in Italy. The current year nine-month period included approximately $17 million of bad debt expense due to Clinton Cards being placed into administration and an approximate $4 million impairment of deferred costs related to the supply agreement associated with Clinton Cards’ Birthdays stores that were closed as part of the Clinton Cards bankruptcy administration process. The remaining decrease of approximately $3 million in the three month period was due to a combination of unfavorable mix and higher scrap expense. The remaining decrease of approximately $10 million in the nine month period was due to a combination of the impact of lower net sales, unfavorable mix, and higher scrap expense.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	23, 2012	25, 2011		23, 2012	25, 2011
Total revenue	$67,635	$—	—	$107,519	$—	—

Segment loss	(11,473)	—	—	(16,579)	—	—

On June 6, 2012, we acquired approximately 400 retail stores in the United Kingdom that we are operating under the “Clintons” brand. The retail operations are consolidated on a one-month lag corresponding with a fiscal year-end of February 2 for fiscal 2013. As such, the operating results of the Retail Operations segment for the nine month period ended November 23, 2012 include only five months of activity, beginning June 6, 2012, the date of acquisition. As with many retail businesses, the Retail Operations segment’s business is extremely seasonal in nature. As such, the overall profitably of this segment is highly dependent on success during the December holiday season. The future profitability of this segment is also dependent on the ultimate number of stores that we acquire and our success in negotiating more favorable lease terms with landlords. The segment loss of $16.6 million in the nine month period ended November 23, 2012 included start-up and transitional costs of approximately $6.4 million related to the actions taken to execute our strategy to stabilize and improve the profitability of the stores acquired.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	23, 2012	25, 2011		23, 2012	25, 2011
Total revenue	$15,982	$16,878	(5.3%)	$47,255	$49,664	(4.9%)

Segment earnings	5,331	3,737	42.7%	13,713	10,970	25.0%

Total revenue of our AG Interactive segment for the three months ended November 23, 2012 was $16.0 million compared to $16.9 million in the prior year third quarter. Total revenue of our AG Interactive segment for the nine months ended November 23, 2012 was $47.3 million compared to $50.0 million in the prior year nine months. These decreases in revenue were driven primarily by lower advertising revenue. At the end of the third quarter of fiscal 2013 and 2012, AG Interactive had approximately 3.7 million and 3.6 million, respectively, of on-line paid subscriptions.

Segment earnings increased $1.6 million for the three months ended November 23, 2012 and $2.7 million during the nine months ended November 23, 2012 compared to the prior year periods due to reduced product management and marketing costs, and lower expenses resulting from cost savings initiatives, which were partially offset by the impact of lower revenues.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally incurred debt, domestic profit-sharing expense and stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs. During the three months ended November 23, 2012, unallocated items included increased legal expense of approximately $6 million compared to the prior year period and approximately $2 million of costs and fees associated with the Going Private Proposal. During the nine months ended November 23, 2012, unallocated items included higher legal expense and a charge related to the impairment of the senior secured debt of Clinton Cards of $10 million each, transaction costs of approximately $6 million related to the acquisition of the secured debt and retail stores of Clinton Cards and approximately $2 million of costs and fees associated with the Going Private Proposal.

	Three Months Ended November		Nine Months Ended November
(Dollars in thousands)	23, 2012	25, 2011	23, 2012	25, 2011
Interest expense	$(4,504)	$(5,853)	$(13,314)	$(17,708)
Profit-sharing plan expense	(423)	(1,078)	(3,852)	(6,308)
Stock-based compensation expense	(2,965)	(2,676)	(7,806)	(8,038)
Corporate overhead expense	(12,713)	(4,351)	(43,790)	(19,257)

Total Unallocated	$(20,605)	$(13,958)	$(68,762)	$(51,311)

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of November 25, 2011, has been included.

Operating Activities

Operating activities provided $32.1 million of cash during the nine months ended November 23, 2012, compared to using $26.5 million in the prior year period.

Accounts receivable used $101.4 million of cash during the nine months ended November 23, 2012, compared to $122.3 million of cash during the prior year period. The year-over-year change in cash flow of $21.0 million was primarily a result of our purchase of Clinton Cards stores. A decrease of approximately $45 million occurred within our International Social Expression Products segment where the accounts receivable balance from Clinton Cards is now being accounted for through intercompany transactions, which changes the timing of cash flow compared to the prior year. This was partially offset by an increase of approximately $9 million within our new Retail Operations segment. In addition, cash usage of approximately $10 million occurred within our North American Social Expression Products segment due to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current period compared to the prior period.

Inventory used $39.1 million of cash during the nine months ended November 23, 2012, compared to $30.9 million in the prior year nine months. Historically, the first nine months of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the winter seasonal holidays. The higher use of cash in the prior year was primarily due to the inventory build of cards associated with expanded distribution with existing customers.

Other current assets used $18.0 million of cash during the current year nine months, compared to providing $6.5 million of cash in the prior year period. The use of cash during the current year period was attributable to our new Retail Operations segment.

Deferred costs–net generally represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 23, 2012, amortization exceeded payments by $23.7 million. During the nine months ended November 25, 2011, payments exceeded amortization by $3.8 million. See Note 10 to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities provided $112.3 million of cash during the nine months ended November 23, 2012, compared to $3.5 million in the prior year period. The year-over-year change was primarily attributable to the timing of payments compared to the prior year. This timing difference is expected to reverse during the current year fourth quarter. The growth in accounts payable and other liabilities, and thus an increase in cash flow in the current period, was due to our new Retail Operations segment as well as activities related to our information technology systems refresh project and other strategic projects.

Investing Activities

Investing activities used $137.9 million of cash during the nine months ended November 23, 2012, compared to $41.3 million in the prior year period. During the current year first quarter we paid $56.6 million of cash to acquire all of the outstanding senior secured debt of Clinton Cards. In addition, cash paid for capital expenditures was $87.4 million. The increase in capital expenditures compared to the prior year nine-month period related primarily to assets acquired in connection with our information technology systems refresh and investments in our new Retail Operations segment.

During the prior year nine-month period, the use of cash was primarily related to cash payments for business acquisitions as well as capital expenditures of $49.0 million. In addition, cash paid for the March 1, 2011 acquisition of Watermark Publishing Limited, net of cash acquired, was $5.9 million. Partially offsetting these uses of cash in the prior year period were cash receipts of $6.0 million from the sale of the land and building relating to our DesignWare party goods product lines in our North American Social Expression Products segment, $4.5 million from the sale of certain minor characters in our intellectual property portfolio, and $2.4 million from the sale of the land, building and certain equipment associated with a distribution facility in our International Social Expression Products segment.

Financing Activities

Financing activities provided $36.9 million of cash during the current year nine months, compared to using $58.8 million during the prior year. The current year source of cash is primarily attributable to our borrowings under our credit agreement, which provided $131.7 million of cash during the current year nine months. Partially offsetting this source of cash were share repurchases and dividend payments. We paid $78.7 million to repurchase approximately 5.3 million Class A common shares under our repurchase programs during the nine month period ended November 23, 2012. In addition, we paid cash dividends of $15.2 million during this period.

The prior year use of cash relates primarily to share repurchases and dividend payments. We paid $45.2 million to repurchase approximately 2.5 million Class A common shares under our repurchase program and $10.1 million to purchase approximately 0.4 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. In addition, we paid cash dividends of $18.1 million. Partially offsetting these uses of cash was our receipt of the exercise price on stock options and excess tax benefits from share-based payment awards, which provided $14.7 million of cash during the prior year nine months.

Credit Sources

Substantial credit sources are available to us. In total, we have available sources of credit of approximately $450 million, which included our $400 million senior secured revolving credit facility and our $50 million accounts receivable securitization facility, of which $287.7 million was unused as of November 23, 2012. On September 21, 2012, the accounts receivable securitization facility was amended to decrease the amount of available financing thereunder from $70 million to $50 million. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At November 23, 2012, we had $131.7 million of borrowings outstanding under our credit facility and we had no borrowings outstanding under the accounts receivable securitization facility. We had, in the aggregate, $30.6 million outstanding under letters of credit, which reduced the total credit availability thereunder as of November 23, 2012.

On December 19, 2012, we amended our credit agreement to modify the definition of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), effective as of November 23, 2012, to exclude from the definition of consolidated EBITDA up to $40 million of certain cash and non-cash fees, costs and expenses incurred by us from April 1, 2012 through December 19, 2013 in connection with our acquisition of the senior secured debt of Clinton Cards and its subsidiaries, the bankruptcy administration of Clinton Cards and its subsidiaries, and the subsequent acquisition of select assets of Clinton Cards and certain of its subsidiaries. At November 23, 2012, we were in compliance with the financial covenants under our borrowing agreements, as amended.

For further information, please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 29, 2012.

Capital Deployment and Investments

Throughout fiscal 2013 and thereafter, we will continue to consider all options for capital deployment including growth options, acquisitions and other investments in third parties, expanding customer relationships, expenditures or investments related to our current product leadership initiatives or other future strategic initiatives, capital expenditures including amounts to refresh the Clinton Cards’ stores acquired in June 2012, the information technology systems refresh, our new world headquarters project to the extent resumed, and, as appropriate, preserving cash.

As we have stated, our objective is to continue to expand our position as a leading creator, manufacturer and distributor of social expression products. As such, we have focused and expect to continue to focus our resources on our core greeting card business, developing new, and growing existing, business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. For example, during the full year of fiscal 2012, we spent approximately $15 million on incremental marketing expenses in support of our product leadership strategy, primarily related to promotional efforts around our recently developed Web site Cardstore.com, which allows consumers to purchase paper greeting cards on the Internet and then have the physical cards delivered directly to the recipient. During the first nine months of fiscal 2013, incremental marketing expenses related to Cardstore.com and other product launches increased approximately $10 million compared to the prior year nine months. As we seek to develop this and other channels of distribution, we expect that we will continue to incur additional expenses and make additional investments to support these efforts. We will likely continue this spending during the remaining months of fiscal 2013; however, the timing and amount will depend on consumer response. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material.

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures all intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any given fiscal year and over the life of the project. During the full year of fiscal 2012, we spent approximately $25 million, including capital of approximately $19 million and expense of approximately $6 million, on these information technology systems. During the nine months ended November 23, 2012, we spent approximately $47 million on these information technology systems, including capital of approximately $39 million and expense of approximately $8 million compared to approximately $11 million of capital and $5 million of expense in the first nine months of fiscal 2012. In addition, over roughly the next five or six years, we currently expect to spend at least an aggregate of $150 million on these information technology systems, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will achieve the associated efficiencies or any cost savings.

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

On November 19, 2012, we announced that we are delaying plans to develop the new world headquarters facility in light of the Going Private Proposal referred to in Note 17, “Non-Binding Proposal by Members of the Weiss Family and Related Entities to Acquire the Corporation,” to the Consolidated Financial Statements.

During the third quarter of fiscal 2013, we repurchased $15.9 million of our Class A common shares under the $75 million stock repurchase program announced on July 24, 2012. Under this program, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. However, purchases under this stock repurchase program were suspended due to the Going Private Proposal referred to in Note 17, “Non-Binding Proposal by Members of the Weiss Family and Related Entities to Acquire the Corporation,” to the Consolidated Financial Statements.

In connection with our acquisition of Clinton Cards, we expect to acquire approximately 400 retail stores. Based on current contracts and negotiations, as of November 23, 2012, we have completed lease assignments for 185 of these approximately 400 stores. Assuming that the remaining landlords consent to terms proposed by us and we are able to successfully complete assignments for all of the approximately 400 stores, as of November 23, 2012, we anticipate the estimated future minimum rental payments for noncancelable operating leases related to acquired stores will be approximately $367 million. Refer to Note 4, “Acquisition,” to the Consolidated Financial Statements for further information.

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

•

the timing and amount of expenses incurred by us in connection with the non-binding Going Private Proposal dated September 25, 2012 from Zev Weiss, its Chief Executive Officer, and Jeffrey Weiss, its President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of our outstanding Class A and Class B common shares not currently owned by them;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 29, 2012. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 29, 2012, the end of our preceding fiscal year, to November 23, 2012, the end of our most recent fiscal quarter.

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

PART II—OTHER INFORMATION

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

In the Baker Litigation, the plaintiff claims that American Greetings Corporation (1) misappropriated its employees’ names and identities to benefit itself; (2) breached its fiduciary duty by using its employees’ identities and personal information to benefit itself; (3) unjustly enriched itself through the receipt of corporate-owned life insurance policy benefits, interest and investment returns; and (4) improperly received insurance policy benefits for the insurable interest in Mr. Wolfe’s life. The plaintiff seeks damages in the amount of all pecuniary benefits associated with the subject Insurance Policies, including investment returns, interest and life insurance policy benefits that American Greetings Corporation received from the deaths of the former employees whose estates form the putative class. The plaintiff also seeks punitive damages, pre- and post-judgment interest, costs and attorney’s fees. On April 30, 2012, American Greetings Corporation filed a Motion to Dismiss the Complaint. Shortly thereafter, the plaintiff filed a Motion for Class Certification. The court stayed the plaintiff’s Motion for Class Certification until the Motion to Dismiss was decided. On September 19, 2012, the Ohio federal court ordered the Baker plaintiff to file an amended complaint and then denied without prejudice American Greetings’ Motion to Dismiss the Baker Litigation as moot. On October 1, 2012, the plaintiff filed a Second Amended Complaint. On October 18, 2012, American Greetings Corporation filed its Motion to Dismiss the Second Amended Complaint. Class certification has not been decided in either of these cases.

In the Collier Litigation, the plaintiff claims that American Greetings Corporation did not have an insurable interest when it obtained the subject Insurance Policies and wrongfully received the benefits from those policies. The plaintiff seeks damages in the amount of policy benefits received by American Greetings Corporation from the subject Insurance Policies, as well as attorney’s fees, costs and interest. On April 2, 2012, the plaintiff filed its First Amended Complaint, adding misappropriation of employee information and breach of fiduciary duty claims as well as seeking punitive damages. On April 20, 2012, American Greetings Corporation moved to transfer the Collier Litigation to the Northern District of Ohio, where the Baker Litigation is pending. On July 6, 2012, the court granted American Greetings Corporation’s Motion to Transfer and transferred the case to the Northern District of Ohio, where the Baker Litigation is pending.

As requested by the court, the parties filed a joint proposed scheduling order on October 29, 2012, setting the Collier and Baker Litigations on parallel procedural tracks. On January 2, 2013, the parties filed a Joint Motion to Stay the Collier and Baker Litigations for 60 days to allow the parties to engage in private mediation. The same law firm represents the individual plaintiffs in the Collier and Baker Litigations.

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

On August 11, 2009, MoonScoop filed an action against American Greetings Corporation and TCFC in the United States District Court for the Northern District of Ohio, alleging breach of contract and promissory estoppel relating to the MoonScoop Binding Agreement. On MoonScoop’s request, the court agreed to consolidate this lawsuit with the first Ohio lawsuit (described above) for all pretrial purposes. The parties filed Motions for Summary Judgment on various claims. On April 27, 2010, the court granted American Greetings Corporation’s Motion for Summary Judgment on MoonScoop’s breach of contract and promissory estoppel claims, dismissing these claims with prejudice. On the same day, the court also ruled that American Greetings Corporation must indemnify MoonScoop against Cookie Jar’s claims in this lawsuit. On May 21, 2010, MoonScoop appealed the court’s summary judgment ruling to the United States Court of Appeals for the Sixth Circuit. On June 4, 2010, American Greetings Corporation and TCFC appealed to the United States Court of Appeals for the Sixth Circuit the court’s ruling that it must indemnify MoonScoop against the cross claims asserted against it. On July 16, 2012, the U.S. Sixth Circuit Court of Appeals reversed the Northern District of Ohio court’s order that had granted American Greetings Corporation’s Motion for Summary Judgment on MoonScoop’s principal claims. The case has been remanded to the District Court for further proceedings. The Court of Appeals also affirmed the District Court’s finding on summary judgment in favor of MoonScoop on its indemnity claim, involving MoonScoop’s attorney fees for defending against Cookie Jar’s third-party claims (which have been dismissed). As a result, the Corporation has reimbursed MoonScoop for the $161,309 in attorney fees that it incurred. The District Court held trial beginning November 13, 2012. The jury returned a unanimous verdict in favor of American Greetings Corporation and TCFC. On November 26, 2012, the District Court entered judgment in favor of American Greetings Corporation and against MoonScoop. On December 20, 2012, MoonScoop appealed the verdict to the United States Court of Appeals for the Sixth Circuit.

Carter/Wolfe/LMPERS Litigation. On September 26, 2012, the Corporation announced that the Board of Directors had received the Going Private Proposal dated September 25, 2012 from Zev Weiss, our Chief Executive Officer, and Jeffrey Weiss, our President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties, to acquire all of the outstanding Class A and Class B common shares not currently owned by them for $17.18 per share. On September 27, 2012, Dolores Carter, a purported shareholder, filed a putative class action and shareholder derivative lawsuit in the Court of Common Pleas in Cuyahoga County, Ohio, against American Greetings Corporation and all of the members of its Board of Directors, alleging that the directors breached their fiduciary duties in evaluating the proposal and seeking declaratory relief. Subsequently, eight more lawsuits were filed in Cuyahoga County state court against American Greetings Corporation and its Board of Directors. One lawsuit was voluntarily dismissed. The remaining lawsuits were consolidated and remain pending with the commercial docket in Cuyahoga County court. On December 6, 2012, the court appointed the lead plaintiff and lead plaintiff’s counsel.

On November 6, 2012, R. David Wolfe, a purported shareholder, filed a putative class action in the United States District Court for the Northern District of Ohio against American Greetings Corporation, certain members of the Weiss family, the Irving I. Stone Oversight Trust, Irving Stone Limited Liability Company, Irving I. Stone Support Foundation and Irving I. Stone Foundation, alleging breach of fiduciary duties against certain Weiss defendants by proposing and pursuing the Going Private Proposal (the “Wolfe Litigation”) and seeking declaratory relief. Shortly thereafter, on November 9, 2012, the Louisiana Municipal Police Employees’ Retirement System filed a similar, purported class action against the same defendants as the Wolfe Litigation, also alleging breach of fiduciary duties against certain Weiss defendants and seeking declaratory relief (the “LMPERS Litigation”).

On November 30, 2012, the Wolfe Litigation plaintiff filed Motions to (1) Consolidate the Wolfe and LMPERS Litigations; (2) for Appointment as Co-lead Plaintiff; (3) for Appointment as Co-Lead Plaintiff’s Counsel, and (4) for Partial Summary Judgment. On December 14, 2012, American Greetings Corporation filed its Oppositions to the Motions (a) to Consolidate the Wolfe and LMPERS Litigation, (b) for Appointment as Co-Lead Plaintiff and (c) for Appointment as Co-Lead Plaintiff’s Counsel. On the same day, American Greetings Corporation also filed a Motion to Dismiss the action.

Management does not believe, based on currently available information, that the outcomes of the proceedings described above will have a material adverse effect on the Corporation’s financial condition, though the outcomes could be material to the Corporation’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Item 1A. Risk Factors

The information presented below updates and supplements the risk factors contained in our Annual Report on Form 10-K for the year ended February 29, 2012 and the Quarterly Reports on Form 10-Q for the quarters ended May 25, 2012 and August 24, 2012. The risks described herein and in such reports are not the only risks facing our Corporation. Additional risks and uncertainties, which we do not presently consider material or of which we are not currently aware, may also have an adverse impact on us.

There are risks and uncertainties as a result of the non-binding proposal by members of the Weiss family and related entities to acquire the Corporation.

As described in Note 17 to the Consolidated Financial Statements, on September 26, 2012, we announced that our Board of Directors received the Going Private Proposal, a non-binding proposal dated September 25, 2012 from Zev Weiss, our Chief Executive Officer, and Jeffrey Weiss, our President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties, to acquire all of our outstanding Class A and Class B common shares not currently owned by them for $17.18 per share.

Our Board of Directors has formed a special committee of independent directors (the “Special Committee”) to consider the Going Private Proposal. The Special Committee is also authorized to review and evaluate other options available to the Corporation, and has retained its own financial advisor as well as legal counsel. On December 5, 2012, Messrs. Zev and Jeffrey Weiss delivered to the Special Committee a letter reiterating the Going Private Proposal and informing the Special Committee of the current status of their discussions with potential financing sources. As described in Part II, Item 1 of this Report, since the announcement of the Going Private Proposal, a number of lawsuits have been filed in State and Federal court against the Corporation, all of the members of our Board of Directors as well as members of the Weiss family and related parties. Shareholders and others considering trading in our securities are cautioned that no decision has been made with respect to the Corporation’s response to the proposal. In addition, there can be no assurance that any definitive, binding offer will be made, that any agreement will be executed or that the transaction contemplated in the proposal or any other transaction will be approved or consummated. Until such time as the Corporation enters into or declares that it will not enter into a definitive agreement with respect to the transaction contemplated in the proposal or any alternative transaction, the price of our common shares may change to reflect market assumptions as to whether any transaction is likely to occur. In addition, we are likely to incur significant costs, expenses and fees for professional services and other costs in connection with the proposal, and many of these fees and costs will be payable by us regardless of whether any transaction is consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our purchases of our common shares during the three months ended November 23, 2012.

Period	Total Number of Shares Repurchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
September 2012	Class A –1,050,000 Class B – —	$15.12 —	(1)	1,050,000 —	(2)	$43,435,318
October 2012	Class A – — Class B – —	— —		— —		$43,435,318
November 2012	Class A – — Class B – —	— —		— —		$43,435,318
Total	Class A – — Class B – —			— —

(1)	Excludes commissions paid, if any, related to the share repurchase transactions.
(2)	On July 24, 2012, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. Under this program, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Corporation deems appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program; however, purchases under this program have been suspended due to the Going Private Proposal referred to in Note 17, “Non-Binding Proposal by Members of the Weiss Family and Related Entities to Acquire the Corporation,” to the Consolidated Financial Statements.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Separation Agreement, dated October 24, 2012, by and between Michael Goulder and American Greetings Corporation.

10.2	Retention Bonus Agreement, dated November 4, 2012, by and between Robert Tyler and American Greetings Corporation.

31 (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended November 23, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the quarters ended November 23, 2012, and November 25, 2011, (ii) Consolidated Statement of Comprehensive Income for the quarters ended November 23, 2012, and November 25, 2011, (iii) Consolidated Statement of Financial Position at November 23, 2012, February 29, 2012 and November 25, 2011, (iv) Consolidated Statement of Cash Flows for the nine months ended November 23, 2012, and November 25, 2011, and (v) Notes to the Consolidated Financial Statements for the quarter ended November 23, 2012.

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

January 2, 2013

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)