Form 10-K
period 2013-02-28
AMERICAN GREETINGS CORP
filed 2013-05-09
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐    NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, August 24, 2012 — $417,165,999.68 (affiliates, for this purpose, have been deemed to be directors, executive officers and certain significant shareholders).

Number of shares outstanding as of May 1, 2013:

CLASS A COMMON — 29,017,268

CLASS B COMMON — 2,883,680

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN GREETINGS CORPORATION

PART I

Unless otherwise indicated or the context otherwise requires, the “Corporation,” “we,” “our,” “us” and “American Greetings” are used in this report to refer to the businesses of American Greetings Corporation and its consolidated subsidiaries.

Item 1. Business

Overview

Founded in 1906, American Greetings operates predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. We manufacture or sell greeting cards, gift packaging, party goods, stationery and giftware in North America, primarily in the United States and Canada, and throughout the world, primarily in the United Kingdom, Australia and New Zealand. In addition, our subsidiary, AG Interactive, Inc., distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. We also engage in design and character licensing and manufacture custom display fixtures for our products and products of others. As a result of the bankruptcy administration of a former customer, Clinton Cards PLC (“Clinton Cards”), and the related acquisition of certain of its assets in June 2012, we also operate approximately 400 card and gift retail stores throughout the United Kingdom. For information regarding this acquisition that resulted in the addition of a new Retail Operations segment during fiscal 2013, see the discussion included in Part II, Item 7 and in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2013 refers to the year ended February 28, 2013. The Corporation’s Retail Operations segment is consolidated on a one-month lag corresponding with its fiscal year end of February 2, 2013.

Merger Agreement

On September 26, 2012, we announced that our Board of Directors received a non-binding proposal from Zev Weiss, the Corporation’s Chief Executive Officer, and Jeffrey Weiss, the Corporation’s President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of the outstanding Class A common shares and Class B common shares of the Corporation not currently owned by them (the “Going Private Proposal”).

On March 29, 2013, we signed an agreement and plan of merger (the “Merger Agreement”) by and among American Greetings Corporation, Century Intermediate Holding Company (“Parent”), which upon the closing of the Merger (as defined below) will be indirectly owned by the Family Shareholders, and Century Merger Company, a wholly-owned subsidiary of Parent (“Merger Sub”). As more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013, at the effective time of the Merger, each issued and outstanding share of the Corporation (other than shares owned by the Corporation, Parent (which will include at the effective time of the Merger all shares currently held by the Family Shareholders), Merger Sub or holders who have properly exercised dissenters’ rights under Ohio law) will be converted into the right to receive $18.20 per share, in cash, without interest and subject to any withholding taxes, and Merger Sub will merge with and into the Corporation, with the Corporation surviving the Merger as a wholly-owned subsidiary of Parent (the “Merger”). The consummation of the Merger is subject to customary conditions, and is further conditioned on the favorable vote of (1) at least two-thirds of the outstanding voting power of the Corporation represented by the Class A common shares and Class B common shares, voting together as a single class, and (2) a majority of the Class A common shares and Class B common shares held by persons other than the Family Shareholders, the Irving I. Stone Foundation and our executive officers and directors, as more fully described in our Current Report on Form 8-K filed with the SEC on April 1, 2013 and in the preliminary proxy statement on Schedule 14A filed with the SEC on April 17, 2013 (the “Majority of the Minority Shareholder Approval” condition). For purposes of the Majority of the Minority Shareholder Approval only, Class B common shares will be entitled to one vote per share. Under the Merger Agreement, “Family Shareholders” includes: Zev Weiss, a director and the Corporation’s Chief Executive Officer; Morry Weiss, the Corporation’s Chairman of the Board of Directors; Jeffrey Weiss, a director and the Corporation’s President and Chief Operating Officer; and certain other members of the Weiss family, together with the Irving I. Stone Limited Liability Company. See “Risk Factors Related to the Merger” for a discussion of certain considerations pertaining to the proposed Merger.

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

Business Segments

At February 28, 2013, we operated in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Concentration of Credit Risks

Net sales to our five largest customers, which include mass merchandisers, accounted for approximately 39% of total revenue in 2013 and 42% of total revenue in 2012 and 2011. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14%, 14% and 15% of total revenue in 2013, 2012 and 2011, respectively. Net sales to Target Corporation accounted for approximately 13% of total revenue in 2013 and 14% of total revenue in 2012 and 2011. No other customer accounted for 10% or more of our consolidated total revenue. Approximately 55%, 55% and 54% of the North American Social Expression Products segment’s revenue in 2013, 2012 and 2011, respectively, was attributable to its top 5 customers. Approximately 48%, 48% and 44% of the International Social Expression Products segment’s revenue in 2013, 2012 and 2011, respectively, excluding sales to the Retail Operations segment, was attributable to its top 3 customers.

Consumers

We believe that over 80% of American adults purchase greeting cards each year for multiple occasions including birthdays, holidays, weddings, anniversaries and others. We also believe that women purchase the majority of all greeting cards sold and that the average age of our consumer is in the mid to late forties.

Competition

The greeting card and gift packaging industries are intensely competitive. Competitive factors include quality, design, customer service and terms, which may include payments and other concessions to retail customers under long-term agreements. These agreements are discussed in greater detail below. There are a large number of greeting card publishers in the United States, ranging from small family-run organizations to major corporations. With the expansion of the Internet as a distribution channel for greeting cards, together with the growing use of technology by consumers to create personalized greeting cards with digital photographs and other personalized content, we are also seeing increased competition from greeting card publishers as well as a wide range of personal publishing, mobile and electronic media businesses distributing greeting cards and other social expression products directly to the individual consumer through the Internet. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our principal competitor is Hallmark Cards, Inc. Based upon our general familiarity with the greeting card and gift packaging industries and limited information as to our competitors, we believe that we are one of the two largest greeting card companies in the industry and that we are the largest publicly traded greeting card company.

Production and Distribution

In 2013, our channels of distribution continued to be primarily through mass merchandising, which is comprised of three distinct channels: mass merchandisers (including discount retailers); chain drug stores; and supermarkets. In addition, we sell our products through a variety of other distribution channels, including card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). We also sell our products through the approximately 400 card and gift retail stores that we operated in the United Kingdom through our Retail Operations segment. In addition, we sell greeting cards through our Cardstore.com Web site, which provides consumers the ability to purchase physical greeting cards, including custom cards that incorporate their own photos and sentiments, as well as to have us send the unique greeting card that they select directly to the recipient. From time to time, we also sell our products to independent, third-party distributors. Our AG Interactive segment provides social expression content, including electronic greeting cards, through the Internet and mobile platforms.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques which allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America and the United Kingdom. We also source products from domestic and foreign third party suppliers. Additionally, information by geographic area is included in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Production of our products is generally on a level basis throughout the year, with the exception of gift packaging for which production generally peaks in advance of the Christmas season. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that are on a scan-based trading (“SBT”) model are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 28, 2013, three of our five largest customers conduct business with us under an SBT model. The core of this business model rests with American Greetings owning the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. American Greetings and many of its competitors sell seasonal greeting cards and other seasonal products with the right of return. Sales of other products are generally sold without the right of return. Sales credits for these products are issued at our discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Employees

At February 28, 2013, we employed approximately 6,700 full-time employees and approximately 18,700 part-time employees which, when jointly considered, equate to approximately 16,100 full-time equivalent employees. Approximately 825 of our employees are unionized and covered by collective bargaining agreements.

The following table sets forth by location the unions representing our employees, together with the expiration date, if any, of the applicable governing collective bargaining agreement. We believe that labor relations at each location in which we operate have generally been satisfactory.

Union	Location	Contract Expiration Date
Unite the Union (Dewsbury)	Leeds, England	N/A

Unite the Union (Corby)	Derby, England	N/A

Australian Municipal, Administrative, Clerical & Services Union	South Victoria, Australia	February 28, 2014

International Brotherhood of Teamsters	Bardstown, Kentucky	March 23, 2014

International Brotherhood of Teamsters	Cleveland, Ohio	March 31, 2018

Workers United	Greeneville, Tennessee	October 19, 2014

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

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. These advances are accounted for as deferred costs. We maintain an allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to our estimate of its value based upon expected recovery. Losses attributed to these specific events have historically not been material. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, and the discussion under the “Deferred Costs” heading in the “Critical Accounting Policies” in Part II, Item 7 of this Annual Report for further information and discussion of deferred costs.

Environmental and Governmental Regulations

Our business is subject to numerous foreign and domestic environmental laws and regulations maintained to protect the environment. These environmental laws and regulations apply to chemical usage, air emissions, wastewater and storm water discharges and other releases into the environment as well as the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous waste. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, these laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities and costs. We have implemented various programs designed to protect the environment and comply with applicable environmental laws and regulations. The costs associated with these compliance and remediation efforts have not had and are not expected to have a material adverse effect on our financial condition, cash flows or operating results. In addition, the impact of increasingly stringent environmental laws and regulations, regulatory enforcement activities, the discovery of unknown conditions and third party claims for damages to the environment, real property or persons could also result in additional liabilities and costs in the future.

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

Numerous laws have been adopted at the national and state level in the United States that could have an impact on our business. These laws include the following:

•	The CAN-SPAM Act of 2003 and similar laws adopted by a number of states. These laws are intended to regulate unsolicited commercial e-mails, create criminal penalties for unmarked sexually-oriented material and e-mails containing fraudulent headers and control other abusive online marketing practices.

•	The Communications Decency Act, which gives statutory protection to online service providers who distribute third-party content.

•	The Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, which are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	Data privacy and security with respect to the collection of personally identifiable consumer information continues to be a focus of worldwide legislation and compliance review. For example, statutes adopted in various states, including California and Massachusetts, require online services to report certain breaches of the security of personal data, and to report to consumers when their personal data might be disclosed to direct marketers.

To resolve some of the remaining legal uncertainty, we expect new United States and foreign laws and regulations to be adopted over time that will be directly or indirectly applicable to the Internet and to our activities. Any existing or new legislation applicable to us could expose us to government investigations or audits, prosecution for violations of applicable laws and/or substantial liability, including penalties, damages, significant attorneys’ fees, expenses necessary to comply with such laws and regulations or the need to modify our business practices.

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

Available Information

We make available, free of charge, on or through the Investors section of our Web site at www.corporate.americangreetings.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Such filings are available to the public from the SEC’s Web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington D.C. located at 100 F Street, N.E., Washington D.C. 20549. You may also obtain copies of any document filed by us at prescribed rates by writing to the Public Reference Section of the SEC at that address. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also inspect the information that we file at the offices of the New York Stock Exchange Inc., 20 Broad Street, New York, New York 10005. Information contained on our Web site shall not be deemed incorporated into, or be part of, this report.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Board’s Audit Committee, Compensation and Management Development Committee (which is also referred to herein as the “Compensation Committee”), and Nominating and Corporate Governance Committee are available on or through the Investors section of our Web site at www.corporate.americangreetings.com.

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

Risks Related to Our Business

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

We have focused and expect to continue to focus our resources on our core greeting card business, developing new, and growing existing business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. For example, during fiscal 2013, we spent approximately $7 million on incremental marketing expenses in support of our product leadership strategy, primarily related to promotional efforts around our recently developed site Cardstore.com and other marketing initiatives within our North American Social Expression Products segment. Cardstore.com allows consumers to purchase paper greeting cards on the Internet and then have the physical cards delivered directly to the recipient. In fiscal 2014, we expect that we will continue to make investments to help us extend our leadership position and better position us for future growth, including incurring expenses to support our efforts in digital channels of distribution. The timing and the amount of this spending are difficult to estimate, but amounts may be material. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our market leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material. Although our project to construct and relocate to a new world headquarters is currently on hold, based on preliminary estimates, the gross costs associated with resuming the project and building the new world headquarters, before any tax credits, loans or other incentives that we may receive, will be between approximately $150 million and $200 million over a number of years following our resumption of the project. We also have been allocating, and expect to continue to allocate over roughly the next five or six years, resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. The timing of when we spend these amounts may vary from year to year depending on the pacing of the project, but the amounts that we spend could be material in any fiscal year. Including amounts that have already been spent, we currently expect to spend at least an aggregate of $150 million, the majority of which we expect will be capital expenditures, over the life of the project.

We believe these investments are important to our business, helping us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

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

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers, accounted for approximately 39% of total revenue for 2013 and approximately 42% of total revenue for 2012 and 2011. Approximately 55%, 55% and 54% of the North American Social Expression Products segment’s revenue in 2013, 2012 and 2011, respectively, was attributable to its top five customers, and approximately 48%, 48% and 44% of the International Social Expression Products segment’s revenue in 2013, 2012 and 2011, respectively, excluding sales to the Retail Operations segment, was attributable to its top three customers. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14%, 14% and 15% of total revenue in 2013, 2012 and 2011, respectively, and net sales to Target Corporation accounted for approximately 13% of total revenue in 2013 and 14% of total revenue in 2012 and 2011. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

On April 17, 2009, we sold our then existing retail operations segment, including all 341 of our card and gift retail store assets, to Schurman Fine Papers (“Schurman”), which now operates stores under a number of brands, including the American Greetings, Carlton Cards and Papyrus brands. Although we do not control Schurman, because Schurman is licensing the “Papyrus,” “American Greetings” and “Carlton Cards” names from us for its retail stores, actions taken by Schurman may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands. In addition, the failure of Schurman to operate its retail stores profitably could have a material adverse effect on us, our reputation and our brands, and could materially and adversely affect our business, financial condition and results of operations, because, under the terms of the transaction:

•	we remain subject to certain store leases on a contingent basis through our subleasing of stores to Schurman (as described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, as of February 28, 2013, Schurman’s aggregate commitments to us under these subleases was approximately $12 million);

•	we are the predominant supplier of greeting cards and other social expression products to the retail stores operated by Schurman; and

•	we have provided credit support to Schurman, including a guaranty of up to $10 million in favor of the lenders under Schurman’s senior revolving credit facility as described in Note 1 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

As a result, if Schurman is unable to operate its retail stores profitably, we may incur significant costs if (1) Schurman is unable to pay for product that it has purchased from us, (2) Schurman is unable to pay rent and other amounts due with respect to the retail store leases that we have subleased to it, or (3) we become obligated under our guaranty of its indebtedness. Accordingly, we may decide in the future to provide Schurman with additional financial or operational support to assist Schurman in successfully operating its stores. Providing such support, however, could result in it being determined that we have a “controlling financial interest” in Schurman under the Financial Accounting Standards Board’s standards pertaining to the consolidation of a variable interest entity. For information regarding the consolidation of variable interest entities, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. If it is determined that we have a controlling financial interest in Schurman, we will be required to consolidate Schurman’s operations into our results, which could materially affect our reported results of operations and financial position as we would be required to include a portion of Schurman’s income or losses and assets and liabilities into our financial statements.

We may not be successful in operating a direct retail business in a foreign country.

In connection with our June 2012 acquisition of assets from Clinton Cards and certain of its subsidiaries, we acquired approximately 400 retail stores together with related inventory and overhead, as well as the Clinton Cards and related brands. We face a number of challenges in expanding into the operations of a retail business in a foreign country. For example, we have no recent experience in operating retail stores, particularly outside of North America. Although we have engaged a team of advisors to operate the Clinton Cards stores that has extensive specialty retail channel experience, the team consists of employees of Schurman, which has limited operating experience in the United Kingdom. In addition, although we have a minority ownership interest in Schurman, and Schurman continues to be an important customer, this arrangement may be temporary, in which case we would need to establish a new long-term management team to operate the Clinton Cards stores. Additionally, we may be required to make capital and other investments in these stores, which could adversely affect their profitability. There are also many factors outside of our control that could adversely affect our ability to operate the Clinton Cards retail stores profitably, including factors that may affect consumer spending on our products, such as negative consumer perception resulting from a United States company owning the Clinton Cards stores, unfavorable economic conditions in the United Kingdom, availability of consumer credit, taxation levels, adverse weather, high fuel prices and low consumer confidence.

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

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into United States dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the United States dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating income (and conversely, the weakening of the United States dollar against these foreign currencies has a positive impact). For the year ended February 28, 2013, foreign currency translation unfavorably affected revenues by $5.2 million and unfavorably affected income from continuing operations before income taxes by $2.4 million compared to the year ended February 29, 2012. Certain transactions, particularly in foreign locations, are denominated in other than that location’s local currency. Changes in the exchange rates between the two currencies from the original transaction date to the settlement date will result in a currency transaction gain or loss that directly impacts our reported earnings. For the year ended February 28, 2013, the impact of currency movements on these transactions favorably affected non-operating income by $2.8 million. The volatility of currency exchange rates may materially and adversely affect our results of operations.

The greeting card and gift packaging industries are extremely competitive, and our business, results of operations and financial condition will suffer if we are unable to compete effectively.

We operate in highly competitive industries. There are a large number of greeting card publishers in the United States ranging from small, family-run organizations to major corporations. With the expansion of the Internet as a distribution channel for greeting cards, together with the growing use of technology by consumers to create personalized greeting cards with digital photographs and other personalized content, we are also seeing increased competition from greeting card publishers as well as a wide range of personal publishing, mobile and electronic media businesses distributing greeting cards and other social expression products directly to the individual consumer through the Internet. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our main competitor, Hallmark Cards, Inc., as well as other companies with which we may compete, may have substantially greater financial, technical or marketing resources, a greater customer base, stronger name recognition and a lower cost of funds than we do. Certain of these competitors may also have longstanding relationships with certain large customers to which they may offer products that we do not provide, putting us at a competitive disadvantage. As a result, our competitors may be able to:

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

We are party to collective bargaining contracts with our labor unions, which represent a large number of our employees. In particular, approximately 825 of our employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

Employee benefit costs constitute a significant element of our annual expenses and funding these costs could adversely affect our financial condition.

Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly postretirement costs under defined benefit pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect our results of operations, financial condition or cash flows. In addition, federal healthcare legislation may increase our employer-sponsored medical plan costs, some of which increases could be significant. Declines in global capital markets may cause reductions in the value of our pension plan assets. Such circumstances could have an adverse effect on future pension expense and funding requirements. Further information regarding our retirement benefits is presented in Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party Web sites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our online business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act is intended to impose additional restrictions on the ability of online service providers to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

Failure to protect confidential information of our customers and our network against security breaches or failure to comply with privacy and security laws and regulations could damage our reputation and brands and substantially harm our business and results of operations.

A significant challenge to e-commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brands and harm our business and results of operations. In transactions conducted over the Internet, maintaining complete security for the transmission of confidential information on our Web sites, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintain consumer confidence. We have limited influence over the security measures of third-party online payment service providers. In addition, we hold certain private information about our customers, such as their names, addresses, phone numbers and purchasing records.

We may not be able to prevent third parties from stealing information provided by our customers to us through our Web sites. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which could substantially harm our business and results of operations.

Even if we are successful in adapting to and preventing new security breaches, any perception by the public that e-commerce and other online transactions, or the privacy of user information, are becoming increasingly unsafe or vulnerable to attack could inhibit the growth of our AG Interactive and Cardstore.com businesses.

In addition, any failure or perceived failure by us to comply with our privacy policies or privacy-related obligations to customers or other third parties may result in Federal or state governmental enforcement actions, litigation, or negative public attention and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

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

Over the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Such an implementation is expensive and carries substantial operational risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption. Further, we may not be successful implementing new systems or any new system may not perform as expected. This could have a material adverse effect on our business.

Resuming the project to relocate our world headquarters could result in cost overruns and disruptions to our operations.

Although our project to construct and relocate to a new world headquarters is currently on hold in light of the Going Private Proposal, we anticipate that the gross costs associated with resuming the project and building the new world headquarters, before any tax credits, loans or other incentives that we may receive, will be between approximately $150 million and $200 million over a number of years following our resumption of the project. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature together with the fact that we are in the preliminary stages of the project, the costs associated with this project may be higher than $200 million and it may take us longer than expected to complete the project. In addition, the process of moving our world headquarters is inherently complex and not part of our day to day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business.

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

Risks Related to the Merger

The pendency of the proposed Merger and the related diversion of our management’s attention from the operation of our business may adversely affect our business and results of operations.

As described in our Current Report on Form 8-K filed with the SEC on April 1, 2013, and in the preliminary proxy statement on Schedule 14A filed with the SEC on April 17, 2013, we have entered into a Merger Agreement, which, subject to shareholder approval and various other conditions, would result in our being acquired by Century Intermediate Holding Company, which upon the closing of the Merger would be indirectly owned by the Family Shareholders. Our management and Board of Directors have devoted and will continue to devote a significant amount of time and attention to the proposed Merger. In addition, in connection with the proposed Merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our business and our operating and financial results may be materially adversely affected by the diversion of management’s time and attention and the expenses incurred in connection with the proposed Merger.

If the proposed Merger is not completed and we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the proposed Merger is not completed, our Board of Directors will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure. These alternative transactions or initiatives may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger. In addition, our ability to consummate any alternative transaction or execute any alternative initative could be subject to various uncertainties. All of the foregoing could adversely affect our operations or financial condition.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains certain customary provisions that restrict our ability to solicit, or engage in discussions or negotiations regarding, alternative acquisition proposals from third parties prior to the completion of the proposed Merger. The Merger Agreement also provides that we reimburse Parent for transaction expenses up to a maximum of $7.3 million if the Merger Agreement is terminated in specified circumstances, including if we terminate the Merger Agreement to enter into a definitive agreement for an alternative acquisition proposal from a third party.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Corporation, even one that may be of greater value to our shareholders than the proposed Merger. Furthermore, even if a third party elects to propose an acquisition, our obligation to reimburse Parent for transaction expenses may result in that third party offering a lower value to our shareholders than the third party might otherwise have offered.

Several lawsuits have been filed against the Corporation, our directors, certain members of the Weiss family and related parties, and an adverse ruling may prevent the proposed Merger from being completed or adversely affect the Corporation’s financial results and liquidity.

Following the Corporation’s announcement on September 26, 2012 that our Board had received the Going Private Proposal, the Corporation, our directors, certain members of the Weiss family and related parties have been named as defendants in several lawsuits brought by purported shareholders of the Corporation challenging the proposed Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the proposed Merger. An adverse judgment for monetary damages could have a material adverse effect on the financial results, operations and liquidity of the Corporation.

Failure to complete the proposed Merger could negatively affect our business, financial condition, results of operations or stock price.

The completion of the proposed Merger is subject to customary conditions, and there can be no assurance that these conditions will be satisfied or that the proposed Merger will otherwise occur. If the proposed Merger is not completed, we will be subject to several risks, including that:

•	customers, vendors or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with other parties or seek to alter their business relationships with us;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees;

•	we may be required to reimburse Parent for transaction expenses up to a maximum of $7.3 million if the Merger Agreement is terminated under certain circumstances which would negatively affect our financial results and liquidity;

•	we expect to incur transaction costs in connection with the proposed Merger regardless of whether the proposed Merger is completed, which costs could prove to be significant;

•	we would not realize any of the anticipated benefits of having completed the proposed Merger;

•	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed Merger, which restrictions could adversely affect our ability to realize certain of our business opportunities regardless of whether the Merger is consummated; and

•	if the Merger Agreement is terminated and there are no other parties willing and able to acquire us at a price of $18.20 per share or higher and on other terms acceptable to us, the market price of our Class A common shares may decline.

Even if the proposed Merger does not occur, the Family Shareholders will continue to own a substantial portion of the voting power of our common shares.

Our authorized capital stock consists of Class A common shares and Class B common shares. The economic rights of each class of common shares are identical, but the voting rights differ. Class A common shares are entitled to one vote per share and Class B common shares are entitled to ten votes per share. There is no public trading market for the Class B common shares, which are held by members of the extended family of American Greetings’ founder, officers and directors of American Greetings and their extended family members, family trusts and certain other persons. As of May 1, 2013, the Family Shareholders, together with the Irving I. Stone Foundation, beneficially owned, in the aggregate, approximately 90% of our outstanding Class B common shares (including restricted stock units that vest, and stock options that are exercisable, within 60 days of May 1, 2013), which, together with Class A common shares beneficially owned by them, represents approximately 51% of our total outstanding voting power. Accordingly, even if the proposed Merger does not occur, the Family Shareholders, together with the Irving I. Stone Foundation, would be able to continue to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation or Code of Regulations, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with your interests.

Our charter documents and Ohio law may inhibit a takeover and limit our growth opportunities, which could adversely affect the market price of our common shares.

Certain provisions of Ohio law and our charter documents, together or separately, could have the effect of discouraging, or making it more difficult for, a third party to acquire or attempt to acquire control of the Corporation and limit the price that certain investors might be willing to pay in the future for our common shares. For example, our charter documents establish a classified Board of Directors, serving staggered three-year terms, allow the removal of directors only for cause, and establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings. In addition, while shareholders have the right to cumulative voting in the election of directors, Class B common shares have ten votes per share, which limits the ability of holders of Class A common shares to elect a director by exercising cumulative voting rights.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 28, 2013, we owned or leased approximately 8.8 million square feet of plant, warehouse and office space throughout the world, of which approximately 501,600 square feet is leased space. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes, as of February 28, 2013, our principal plants and materially important physical properties and identifies as of such date the respective segments that use the properties described. In addition to the following, although we sold our Retail Operations segment in April 2009, we remain subject to certain of the Retail Operations store leases on a contingent basis through our subleasing of stores to Schurman, which operates these retail stores throughout North America. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. In addition, as a result of the bankruptcy administration of a former customer, Clinton Cards, and the related acquisition of certain of its assets in June 2012, we operate approximately 400 card and gift retail stores throughout the United Kingdom, all of which operate in premises that we lease from third parties.

*	—Indicates calendar year

	Approximate Square Feet Occupied		Expiration Date of Material Leases*
Location	Owned	Leased		Principal Activity
Cleveland, (1) (3) (5) Ohio	1,700,000			World Headquarters: General offices of North American Greeting Card Division; Plus Mark LLC; AG Interactive, Inc.; Cardstore Inc.; AGC, LLC; Those Characters From Cleveland, Inc.; and Cloudco, Inc.; creation and design of greeting cards, gift packaging, party goods, stationery and giftware; marketing of electronic greetings; design licensing; character licensing
Bardstown, (1) Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards
Danville, (1) Kentucky	1,374,000			Distribution of everyday products including greeting cards
Osceola, (1) Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products
Ripley, (1) Tennessee	165,000			Greeting card printing (lithography)
Forest City, (5) North Carolina	498,000			General offices of A.G. Industries, Inc.; manufacture of display fixtures and other custom display fixtures by A.G. Industries, Inc.
Forest City, (5) North Carolina		290,000	2014	Warehousing for A.G. Industries, Inc.
Greeneville, (1) Tennessee	1,044,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark LLC.
Chicago, (1) Illinois		45,000	2018	Administrative offices of Papyrus-Recycled Greetings, Inc.
Fairfield, (1) California		34,000	2014	General offices of Papyrus-Recycled Greetings, Inc.
Mississauga, (1) Ontario, Canada		38,000	2018	General offices of Carlton Cards Limited (Canada)
Mulgrave, (2) Australia		30,000	2021	General offices of John Sands companies
Dewsbury, (2) England (Two Locations)	430,000			General offices of UK Greetings Ltd. and manufacture and distribution of greeting cards and related products
Corby, England (2)	136,000			Distribution of greeting cards and related products
London, England (4)		64,591	2013	General offices of AG Retail Cards Limited

[1]	North American Social Expression Products
[2]	International Social Expression Products
[3]	AG Interactive
[4]	Retail Operations
[5]	Non-reportable

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

On January 24, 2013, the parties reached a settlement in principle in both cases that, if approved by the Court, will fully and finally resolve all of the claims of the Wolfe and Collier estates, as well as the classes they seek to represent. The settlement was a product of extensive negotiations and a private mediation. It anticipates that the Court will consolidate the two cases and certify a single class that consists of the heirs or estates of the estates and heirs of all former American Greetings Corporation employees (i) who are deceased; (ii) who were not officers or directors of American Greetings; (iii) who were insured under one of the following corporate-owned life insurance plans: Provident Life & Accident 61153, Provident Life & Accident 61159, Mutual Benefit Life Insurance Company 111, Connecticut General ENX219, and Hartford Life Insurance Company 361; and (iv) for whom American Greetings has received a death benefit on or before the date on which the Court enters the Order of Preliminary Approval. If finally approved by the Court, American Greetings Corporation will deposit $12.5 million into a settlement fund to be distributed in its entirety to those members of the class who present valid claims, their counsel, and a settlement administration vendor. On April 19, 2013, the parties filed a joint motion seeking the Court’s preliminary approval of the settlement and are awaiting the Court’s approval of the settlement. If and when the settlement is approved, notice will be provided to potential class members, a hearing will be held, and the Court will entertain final approval of the settlement.

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

On August 11, 2009, MoonScoop filed an action against American Greetings Corporation and TCFC in the United States District Court for the Northern District of Ohio, alleging breach of contract and promissory estoppel relating to the MoonScoop Binding Agreement. On MoonScoop’s request, the court agreed to consolidate this lawsuit with the first Ohio lawsuit (described above) for all pretrial purposes. The parties filed Motions for Summary Judgment on various claims. On April 27, 2010, the court granted American Greetings Corporation’s Motion for Summary Judgment on MoonScoop’s breach of contract and promissory estoppel claims, dismissing these claims with prejudice. On the same day, the court also ruled that American Greetings Corporation must indemnify MoonScoop against Cookie Jar’s claims in this lawsuit. On May 21, 2010, MoonScoop appealed the court’s summary judgment ruling to the United States Court of Appeals for the Sixth Circuit. On June 4, 2010, American Greetings Corporation and TCFC appealed to the United States Court of Appeals for the Sixth Circuit the court’s ruling that it must indemnify MoonScoop against the cross claims asserted against it. On July 16, 2012, the United States Sixth Circuit Court of Appeals issued a split decision, with the majority reversing the Northern District of Ohio court’s order that had granted American Greetings Corporation’s Motion for Summary Judgment on MoonScoop’s principal claims. The case has been remanded to the District Court for further proceedings. The Court of Appeals also affirmed the District Court’s finding on summary judgment in favor of MoonScoop on its indemnity claim, involving MoonScoop’s attorney fees for defending against Cookie Jar’s third-party claims (which have been dismissed). As a result, the Corporation has reimbursed MoonScoop for the $161,309 in attorney fees that it incurred. The District Court held a trial beginning November 13, 2012. The jury returned a unanimous verdict in favor of American Greetings Corporation and TCFC. On November 26, 2012, the District Court entered judgment in favor of American Greetings Corporation and against MoonScoop.

On December 20, 2012, MoonScoop filed a Notice of Appeal with the United States Court of Appeals for the Sixth Circuit appealing the final judgment of the District Court. On February 1, 2013, MoonScoop moved to voluntarily dismiss its appeal, without filing an appellate brief. The Sixth Circuit granted the voluntary dismissal on February 4, 2013. The appeal was terminated, and the final judgment in favor of American Greetings stands as entered by the District Court in November 2012.

Carter/Wolfe/LMPERS Litigation. On September 26, 2012, the Corporation announced that the Board of Directors had received the Going Private Proposal. On September 27, 2012, Dolores Carter, a purported shareholder, filed a putative shareholder derivative and class action lawsuit (the “Carter Action”) in the Court of Common Pleas in Cuyahoga County, Ohio (the “Cuyahoga County Court”), against American Greetings Corporation and all of the members of the Board of Directors (“Carter Defendants”). The Carter Action alleges, among other things, that the directors of the Corporation breached their fiduciary duties owed to shareholders in evaluating and pursuing the proposal. The Carter Action further alleges claims for aiding and abetting breaches of fiduciary duty. Among other things, the Carter Action seeks declaratory relief. Subsequently, six more lawsuits were filed in the Cuyahoga County Court purporting to advance substantially similar claims on behalf of American Greetings against the members of the Board of Directors and, in certain cases, additional direct claims against American Greetings. One lawsuit was voluntarily dismissed. The other lawsuits, which remain pending, were consolidated by Judge Richard J. McMonagle on December 6, 2012 (amended order dated December 18, 2012) as In re American Greetings Corp. Shareholder Litigation, Lead Case No. CV 12 792421. Lead Plaintiffs and Lead Plaintiffs’ Counsel also were appointed. Lead Plaintiffs’ Counsel has served written discovery on the Corporation and has communicated its intent to file a motion for a preliminary injunction to prevent the merger from moving forward.

On April 30, 2013, Lead Plaintiffs’ Counsel also filed a Consolidated Class Action Complaint. The Consolidated Complaint brings a single class claim against the defendants for breach of fiduciary duties and aiding and abetting. The plaintiffs allege that the preliminary proxy statement on Schedule 14A filed with the SEC on April 17, 2013 omits information necessary to permit the Corporation’s shareholders to determine if the Merger is in their best interest, that the controlling shareholders have abused their control of the Corporation, that the special committee appointed to oversee the transaction is not independent, and that the other members of the board are also not independent.

On November 6, 2012, R. David Wolfe, a purported shareholder, filed a putative class action (the “Wolfe Action”) in the United States District Court for the Northern District of Ohio (the “Federal Court”) against certain members of the Weiss Family and the Irving I. Stone Oversight Trust, the Irving Stone Limited Liability Company, the Irving I. Stone Support Foundation, and the Irving I. Stone Foundation (“Stone Entities”) alleging breach of fiduciary duties in proposing and pursuing the proposal, as well as against American Greetings, seeking, among other things, declaratory relief. Shortly thereafter, on November 9, 2012, the Louisiana Municipal Police Employees’ Retirement System also filed a purported class action in the Federal Court (the “LMPERS Action”) asserting substantially similar claims against the same defendants and seeking substantially similar relief.

On November 30, 2012, plaintiffs in the Wolfe and LMPERS Actions filed motions (1) to consolidate the Wolfe and LMPERS Actions, (2) for appointment as co-lead plaintiffs, (3) for appointment of co-lead counsel, and, in the Wolfe Action only, (4) for partial summary judgment. On December 14, 2012, the Corporation filed its oppositions to the motions (a) to consolidate the Wolfe and LMPERS Actions, (b) for appointment as co-lead plaintiffs, and (c) for appointment of co-lead counsel. On the same day, the Corporation also moved to dismiss both the Wolfe and LMPERS Actions. The Corporation answered both complaints on January 8, 2013, and on January 11, 2013, it filed its opposition to the motion for partial summary judgment. On February 14, 2013, the Federal Court dismissed both the Wolfe and LMPERS Actions for lack of subject matter jurisdiction. On March 15, 2013, plaintiffs in both the Wolfe and LMPERS Actions filed notices of appeal with the Sixth Circuit Court of Appeals. Wolfe subsequently moved to voluntarily dismiss his appeal on April 18, 2013, and the Sixth Circuit granted his motion the following day. On May 5, 2013, counsel for LMPERS advised the Corporation that it intends to voluntarily dismiss its appeal as well.

Plaintiffs in the Wolfe and LMPERS Actions alleged, in part, that Article Seventh of the Corporation’s articles of incorporation prohibited the special committee from, among other things, evaluating the merger. The Corporation considered these allegations and concluded that the Article is co-extensive with Ohio law and thus allows the Corporation to engage in any activity authorized by Ohio law. The Corporation also has consistently construed Article Seventh as permitting directors to approve a transaction so long as they are both disinterested and independent.

On April 17, 2013, R. David Wolfe filed a new derivative and putative class action (“Wolfe Action II”) in the United States District Court for the Northern District of Ohio against the Corporation’s directors, certain members of the Weiss Family, and the Stone Entities, as well as the Corporation as a nominal defendant. Mr. Wolfe subsequently filed an Amended Complaint on April 29, 2013. The Wolfe Action II seeks a declaratory judgment that Article Seventh precludes the board and special committee from approving the merger. In addition, the Wolfe Action II includes a derivative claim for breach of fiduciary duty against the Corporation’s directors for allegedly violating Article Seventh. Finally, the Wolfe Action II includes both a derivative and class action claim for breach of fiduciary duty against the Weiss Family defendants and the Stone Entities for allegedly seeking to acquire the minority shareholders’ interests at an unfair price. The Corporation’s response to the Wolfe Action II is not yet due.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our Class A common shares are listed on the New York Stock Exchange under the symbol AM. The high and low sales prices, as reported in the New York Stock Exchange listing, for the years ended February 28, 2013 and February 29, 2012, were as follows:

	2013		2012
	High	Low	High	Low
1st Quarter	$16.55	$13.96	$24.75	$21.11
2nd Quarter	15.16	12.53	24.84	17.81
3rd Quarter	17.44	13.98	21.68	15.20
4th Quarter	17.49	15.06	17.85	12.47

There is no public market for our Class B common shares. Pursuant to our Amended and Restated Articles of Incorporation, a holder of Class B common shares may not transfer Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless the holder first offers such shares to American Greetings for purchase at the most recent closing price for our Class A common shares. If we do not purchase such Class B common shares, the holder must convert the shares, on a share for share basis, into Class A common shares prior to any transfer.

Wells Fargo, St. Paul, Minnesota, is our registrar and transfer agent.

Shareholders. At February 28, 2013, there were approximately 11,900 holders of Class A common shares and 126 holders of Class B common shares of record and individual participants in security position listings.

Dividends. The following table sets forth the dividends declared by us in fiscal years 2013 and 2012.

Dividends per share declared in	2013	2012
1st Quarter	$0.15	$0.15
2nd Quarter	0.15	0.15
3rd Quarter	0.15	0.15
4th Quarter	0.15	0.15

Total	$0.60	$0.60

Payment of dividends is determined by the Board of Directors in light of appropriate business conditions. Under the Merger Agreement, if the Board of Directors so determines prior to the completion of the Merger, we are permitted to declare and pay one quarterly dividend on our Class A common shares and Class B common shares up to $0.15 per share, consistent with prior timing. The Merger Agreement prohibits us from declaring or paying any other dividends on our Class A common shares or Class B common shares.

In addition, our borrowing arrangements, including our senior secured credit facility and the indenture governing our 7.375% senior notes due 2021 restrict our ability to pay shareholder dividends. Our borrowing arrangements also contain certain other restrictive covenants that are customary for similar credit arrangements. For example, our credit facility contains covenants relating to financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance. In addition, our credit facility includes covenants that limit our ability to incur additional debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make certain investments, enter into transactions with affiliates, grant or permit liens, sell assets, enter in sale and leaseback transactions, and consolidate, merge or sell all or substantially all of our assets. There are also financial covenants that require us to maintain a maximum leverage ratio (consolidated indebtedness minus unrestricted cash over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)) and a minimum interest coverage ratio (consolidated EBITDA over consolidated interest expense). These restrictions are subject to customary baskets and financial covenant tests. For a further description of the limitations imposed by our borrowing arrangements, see the discussion in Part II, Item 7, under the heading “Liquidity and Capital Resources” of this Annual Report, and Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Securities Authorized for Issuance Under Equity Compensation Plans. Please refer to the information set forth under the heading “Equity Compensation Plan Information” included in Item 12 of this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any equity securities in the three months ended February 28, 2013.

On July 24, 2012, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. Under this program, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Corporation deems appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program; however, purchases under this program have been suspended due to the Going Private Proposal referred to in Note 19, “Proposal by Members of the Weiss Family and Related Entities to Acquire the Corporation,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

In addition, pursuant to our Amended and Restated Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. If the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer. It was the Corporation’s general policy to repurchase Class B common shares in accordance with the terms set forth in our Amended and Restated Articles of Incorporation, whenever they are offered by a holder, unless such repurchase is not otherwise permitted under agreements to which the Corporation is a party; however, repurchases of Class B common shares were suspended following our receipt of the Going Private Proposal.

Item 6. Selected Financial Data

Thousands of dollars except share and per share amounts

	2013 (1)	2012 (2)	2011	2010 (3)	2009
Summary of Operations
Net sales	$1,842,544	$1,663,281	$1,565,539	$1,603,285	$1,646,399
Total revenue	1,868,739	1,695,144	1,597,894	1,640,851	1,690,738
Goodwill impairment	—	27,154	—	—	290,166
Interest expense	17,896	53,073	25,389	26,311	22,854
Net income (loss)	49,918	57,198	87,018	81,574	(227,759)
Earnings (loss) per share:
Earnings (loss) per share	1.50	1.44	2.18	2.07	(4.89)
Earnings (loss) per share – assuming dilution	1.47	1.42	2.11	2.03	(4.89)
Cash dividends declared per share	0.60	0.60	0.56	0.36	0.60
Fiscal year end market price per share	16.20	15.00	21.65	19.07	3.73
Average number of shares outstanding	33,225,354	39,624,694	39,982,784	39,467,811	46,543,780

Financial Position
Inventories	242,447	208,945	179,730	163,956	194,945
Working capital	293,310	331,679	380,555	331,803	241,149
Total assets	1,583,463	1,549,464	1,547,249	1,544,498	1,462,895
Property, plant and equipment additions	114,149	78,207	39,762	29,065	61,266
Long-term debt	286,381	225,181	232,688	328,723	389,473
Shareholders’ equity	681,877	727,458	763,758	650,911	544,035
Shareholders’ equity per share	21.33	19.74	18.90	16.49	13.42
Net return on average shareholders’ equity from continuing operations	7.1%	7.7%	12.3%	13.7%	(30.3%)

(1)	During 2013, the Corporation incurred charges of $35.7 million associated with the Clinton Cards acquisition, which includes a contract asset impairment charge, bad debt expense, legal and advisory fees and impairment of debt purchased. See Note 2 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. The Corporation also incurred expenses of $6.9 million related to the Going Private Proposal.
(2)	During 2012, the Corporation recorded a loss of $30.8 million, which is included in “Interest expense,” related to the extinguishment of its 7.375% senior notes and 7.375% notes due 2016. See Note 11 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.
(3)	During 2010, the Corporation incurred a loss of $29.3 million on the disposition of its then existing retail operations segment. The Corporation also recorded a gain of $34.2 million related to the party goods transaction (see Note 3 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report) and a charge of approximately $15.8 million for asset impairments and severance expense associated with a facility closure. Also in 2010, the Corporation recognized a cost of $18.2 million in connection with the shutdown of its distribution operations in Mexico.

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

OVERVIEW

Founded in 1906, we are the world’s largest publicly owned creator, manufacturer and distributor of social expression products. Headquartered in Cleveland, Ohio, as of February 28, 2013, we employed approximately 25,400 associates around the world and are home to one of the world’s largest creative studios.

Our major domestic greeting card brands are American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You. Our other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, and AGI In-Store display fixtures. We also create and license our intellectual properties such as the Care Bears and Strawberry Shortcake characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings and other content for the digital marketplace. Our major Internet and wireless brands are AmericanGreetings.com, BlueMountain.com, Egreetings.com and Cardstore.com.

Our international operations include wholly-owned subsidiaries in the United Kingdom (also referred to herein as “UK”), Canada, Australia and New Zealand as well as licensees in approximately 60 other countries. As of February 28, 2013, we also operated approximately 400 card and gift retail stores throughout the United Kingdom.

During 2013, our total revenue, operating results and cash flows were impacted by the multiple actions affecting us during the year including:

•	continuing to drive product leadership initiatives;

•	efforts to drive growth in our product leadership, primarily through increased marketing spend and product innovation;

•	devotion of additional resources to, and deployment of additional capital to fund our multi-year systems refresh project intended to drive efficiencies in our business and add new capabilities;

•	the bankruptcy administration of Clinton Cards and our related acquisition of approximately 400 Clinton Cards stores, and

•	the Going Private Proposal.

Although these actions brought volatility to our earnings and make it more difficult to predict future earning levels and patterns, we believe that certain of these actions will help us grow our business over the long term. Moreover, to mitigate the impact that some of these activities may have on our earnings, we will seek to continue to improve efficiencies and streamline our back office processes in order to reduce our general and administrative expenses. For further discussion of the Going Private Proposal, see Note 19, “Proposal by Members of the Weiss Family and Related Entities to Acquire the Corporation,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Acquisition

Our operating results for the year ended February 28, 2013 were significantly affected by certain activities and transactions related to Clinton Cards. Clinton Cards, one of the largest specialty retailers of greeting cards in the United Kingdom, had been an important customer to our international business for approximately forty years and was one of our largest customers. The Clinton Cards business had been struggling and in an effort to protect our interests and work more closely with all involved parties, on May 9, 2012, we acquired all of Clinton Cards’ outstanding senior secured debt for $56.6 million. Clinton Cards was subsequently placed into administration, a procedure similar to Chapter 11 bankruptcy in the United States. As part of the administration process, an auction of the assets of the Clinton Cards business was conducted. We participated in the auction process and bid $37.2 million for certain of the assets. The bid took the form of a “credit bid,” where we used a portion of the outstanding senior secured debt owed to us by Clinton Cards to pay the purchase price for the assets.

Our bid was accepted on June 6, 2012, and we expect to acquire approximately 400 stores, together with the related inventory and overhead, as well as the Clinton Cards and related brands. We are operating the acquired stores under the “Clintons” brand. The final number of stores acquired will depend on negotiations with landlords at each respective location, who must generally consent to the assignment of the leases for such stores on terms that are acceptable to us. If we cannot negotiate acceptable lease assignments or if the applicable landlord withholds consent to the assignment of its store lease, then we may close the store and the store lease will be placed back into the administration process. As of February 28, 2013, we have completed 295 lease assignments. The estimated future minimum rental payments for noncancelable operating leases related to these lease assignments are approximately $255 million. In addition, assuming that the remaining landlords consent to terms proposed by us and we are able to successfully complete assignments for all of the approximately 400 stores, the estimated future minimum rental payments for noncancelable operating leases will be approximately $105 million higher, resulting in a total estimated future minimum rental payments for noncancelable operating leases of approximately $360 million related to acquired stores. Subsequent to year-end, we have completed an additional 62 lease assignments. As such, the total number of lease assignments was 357 as of April 24, 2013. The negotiations with landlords are expected to take approximately twelve months from the closing of the transaction on June 6, 2012.

It is anticipated that the remaining assets not purchased by us will be liquidated and proceeds will be used to repay the creditors of Clinton Cards, including us as both the only senior secured lender and the largest unsecured lender. We will seek to recover our $19.4 million remaining senior secured debt claim through the liquidation process. However, based on the estimated recovery information provided by the administrators, we recorded an aggregate charge of $8.1 million in fiscal 2013 relating to the senior secured debt we acquired in the first quarter. The liquidation process was originally expected to take approximately twelve months from the closing of the transaction on June 6, 2012. The process is currently expected to be completed by December 31, 2013.

Separate from the acquired senior secured debt, prior to the acquisition, we had unsecured accounts receivable exposure to Clinton Cards. Based on the expected recovery shortfall on the senior secured debt noted above, we recorded bad debt expense of $16.5 million relating to the unsecured accounts receivable. In addition, with the May 2012 announcement by the administrators that all of Clinton Cards’ Birthdays (“Birthdays”) branded retail stores would be liquidated during the first quarter of fiscal 2013, we recorded an impairment charge of approximately $4.0 million for the deferred costs related to our supply agreement associated with the Birthdays stores. We have also incurred approximately $7.1 million of transaction costs related to the Clinton Cards acquisition.

The table below summarizes the charges described above and their impact on our Consolidated Statement of Income during the year ended February 28, 2013:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$4.0	$—	$—	$—	$4.0
Administrative and general expenses	—	16.5	7.1	—	23.6
Other operating expense (income)—net	—	—	—	8.1	8.1

	$4.0	$16.5	$7.1	$8.1	$35.7

In addition to the charges summarized above, our results were also affected by the operating results of our new Retail Operations segment and the intersegment sales elimination and intercompany profit adjustments between the International Social Expression Products segment and the Retail Operations segment. Since the Retail Operations segment is consolidated on a one-month lag corresponding with its fiscal year-end of February 2 for 2013, the operating results of this segment include only eight months of activity in the current fiscal year. The impact of the acquisition of the retail stores on consolidated revenue for the year ended February 28, 2013 was a net increase of approximately $188 million. The net increase was comprised of approximately $244 million of revenue from the new Retail Operations segment, reduced by approximately $56 million for the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. For comparison purposes, the sales being eliminated in the current period would have been third-party sales in the prior year.

For 2013, the Clinton Cards acquisition adversely impacted our operating income by $32.0 million. The charges of $35.7 million summarized in the table above were partially offset by the combination of Retail Operations segment operating income of $6.6 million and the intersegment profit adjustment associated with intercompany sales from the International Social Expression Products segment to the Retail Operations segment of $2.9 million.

Operating Results

Total revenue for 2013 was $1.87 billion, up $174 million from the prior year. As discussed above, the net impact of the Clinton Cards acquisition added approximately $188 million in total revenue. In addition, greeting card sales increased approximately $17 million. Partially offsetting these increases were lower sales of gift wrap, party goods and other ancillary products, lower royalty revenues from our licensing business, decreased sales in our fixtures business, the impairment of deferred costs related to our supply agreement associated with the Birthdays stores, the unfavorable impact of foreign currency translation and the effects of scan-based trading (“SBT”) implementations.

Operating income for 2013 was $94.2 million, down from $150.0 million in the prior year. This $55.8 million decrease includes the $32.0 million unfavorable impact of the Clinton Cards acquisition discussed above. Also unfavorably impacting the current year operating income were costs and fees associated with the Going Private Proposal, additional legal expense, increased marketing expense, higher product related costs, unfavorable product mix, costs related to our systems refresh project and costs related to strategic actions within our International Social Expression Products segment. Our operating income was favorably impacted by lower field sales and merchandiser expense, primarily due to prior year store setup activities for the value channel that did not recur. Lower bad debt expense in the North American Social Expression Products segment also favorably impacted the current year. Prior year operating income included goodwill impairment charges of $27.2 million and a gain of $4.5 million related to the sale of certain minor characters in our intellectual properties portfolio.

With respect to our statement of financial position in 2013, many of the year-over-year variances are related to the Clinton Cards acquisition described above. For example, inventory increased approximately $34 million compared to the prior year, primarily driven by the Clinton Cards acquisition, and to a lesser extent, higher unit costs. The increases in accounts payable and accrued liabilities were also primarily the result of the Clinton Cards acquisition, but were also impacted by activities related to our information systems refresh project and other strategic projects. Capital expenditures during the year increased approximately $36 million from the prior period. This increase was primarily related to our information systems refresh project and the refurbishment of retail stores in connection with our Clinton Cards acquisition. We expect that capital expenditures will remain higher than historic levels as we execute our multi-year information systems refresh and other strategic projects, but we also expect capital expenditures to be lower in fiscal 2014 than the levels experienced in fiscal 2013 and 2012.

RESULTS OF OPERATIONS

Comparison of the years ended February 28, 2013 and February 29, 2012

In 2013, net income was $49.9 million, or $1.47 per diluted share, compared to $57.2 million, or $1.42 per diluted share, in 2012.

Our results for 2013 and 2012 are summarized below:

(Dollars in thousands)	2013	% Total Revenue	2012	% Total Revenue
Net sales	$1,842,544	98.6%	$1,663,281	98.1%
Other revenue	26,195	1.4%	31,863	1.9%

Total revenue	1,868,739	100.0%	1,695,144	100.0%
Material, labor and other production costs	817,740	43.8%	741,645	43.8%
Selling, distribution and marketing expenses	653,935	35.0%	533,827	31.5%
Administrative and general expenses	298,569	16.0%	250,691	14.8%
Goodwill impairment	—	0.0%	27,154	1.6%
Other operating expense (income) – net	4,330	0.2%	(8,200)	(0.5%)

Operating income	94,165	5.0%	150,027	8.8%
Interest expense	17,896	0.9%	53,073	3.1%
Interest income	(471)	(0.0%)	(982)	(0.1%)
Other non-operating (income) expense – net	(9,174)	(0.5%)	121	0.0%

Income before income tax expense	85,914	4.6%	97,815	5.8%
Income tax expense	35,996	1.9%	40,617	2.4%

Net income	$49,918	2.7%	$57,198	3.4%

Revenue Overview

During 2013, consolidated net sales were $1.84 billion, up from $1.66 billion in the prior year. This 10.8%, or $179.3 million, increase was primarily related to the purchase of retail stores from Clinton Cards which caused an increase in net sales of approximately $187 million compared to prior year. The increase was comprised of approximately $243 million of net sales from the new Retail Operations segment, reduced by approximately $56 million for the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. For comparison purposes, the sales being eliminated in the current period would have been third-party sales in the prior year to Clinton Cards stores that were not owned by us at that time. In addition, greeting card sales through our wholesale divisions improved approximately $17 million. More than offsetting these increases were reduced gift packaging, party goods and other ancillary product sales of approximately $11 million, lower net sales in our fixtures business of approximately $4 million and a $4 million impairment of deferred costs related to the supply agreement associated with the Birthdays stores that were closed as part of the Clinton Cards administration process. Foreign currency translation and SBT implementations unfavorably impacted net sales versus the prior year by approximately $4 million and $2 million, respectively.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2013	2012
Everyday greeting cards	49%	50%
Seasonal greeting cards	25%	25%
Gift packaging	14%	14%
All other products*	12%	11%

*	The “all other products” classification includes, among other things, giftware, party goods, ornaments, custom display fixtures, stickers, online greeting cards, other online digital products and specialty gifts.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $5.7 million from $31.9 million during 2012 to $26.2 million in 2013.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2013 and 2012 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2013	2012	2013	2012	2013	2012
Unit volume	(0.3%)	9.5%	1.6%	6.4%	0.3%	8.5%
Selling prices	0.3%	(3.6%)	2.3%	(0.8%)	1.0%	(2.8%)
Overall increase	0.1%	5.5%	4.0%	5.5%	1.3%	5.5%

During 2013, total wholesale greeting card sales less returns increased 1.3%, compared to the prior year, with a 0.3% improvement in unit volume and a 1.0% increase in selling prices. The overall increase was primarily driven by increases in unit volume and selling prices from our seasonal greeting cards in our North American Social Expression Products segment.

Everyday card sales less returns were up 0.1%, compared to the prior year, as a result of increased selling prices of 0.3% offset by a decline in unit volume of 0.3%. Both the selling price increase and unit volume decrease were driven by our North American Social Expression Products segment. The continued shift to a higher proportion of value cards was more than offset by general price increases. These impacts were partially offset by decreases in selling prices and unit volume improvement within our International Social Expression Products segment.

Seasonal card sales less returns increased 4.0%, with increases in unit volume of 1.6% and selling prices of 2.3%. The improvement in unit volume was driven by both of our greeting card segments and was primarily attributable to our Mother’s Day and Graduation programs. This improvement was partially offset by a decline in unit volume related to our Easter program. The increase in selling prices was primarily driven by our North American Social Expression Products segment across all of our seasonal card programs.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2013 were $817.7 million, an increase of $76.1 million from $741.6 million in the prior year. As a percentage of total revenue, these costs were 43.8% in both 2013 and 2012. The new retail operations we purchased from Clinton Cards caused a net increase in MLOPC of approximately $43 million during the current year compared to the prior year. This net increase was comprised of approximately $96 million for cost of goods sold through the new Retail Operations segment, reduced by approximately $53 million for the adjustment to cost of goods related to intersegment sales from the International Social Expression Products segment to the Retail Operations segment. Excluding the impact of the Retail Operations segment, MLOPC increased by approximately $33 million. Of this increase, approximately $28 million was attributable primarily to a combination of higher product content costs and an unfavorable change in sales mix, including the continued shift toward a higher proportion of value cards while maintaining a relatively consistent net sales level. Also contributing to the increase in MLOPC was approximately $4 million of higher scrap expense and approximately $3 million of higher costs associated with in-store product displays.

Selling, distribution and marketing expenses (“SDM”) for 2013 were $653.9 million, increasing from $533.8 million in the prior year. The increase of $120.1 million in the current year was driven by approximately $126 million of expenses within our new Retail Operations segment. Also contributing to the increase were higher marketing and product management expenses of approximately $7 million. These increases were partially offset by lower agency fees related to our licensing business of approximately $4 million and lower costs in our field service and merchandiser organization of approximately $8 million, primarily related to prior year store setup activities for the value channel, which did not recur in the current period.

Administrative and general expenses were $298.6 million in 2013, an increase from $250.7 million in the prior year. The increase of $47.9 million was driven partially by approximately $17 million of higher bad debt expense recorded in the UK. The increased bad debt expense related to unsecured accounts receivable of Clinton Cards being written off after Clintons was placed into administration during the current year. Expenses within our new Retail Operations segment added approximately $16 million. Transaction costs of approximately $7 million related to the purchase of the senior secured debt and the retail store acquisition of Clinton Cards were also recorded during the current year. Costs and fees associated with the Going Private Proposal, higher legal expense and increased costs incurred in connection with our information technology systems refresh project added approximately $7 million, $9 million and $3 million, respectively. These increases were partially offset by reduced bad debt expense primarily within our North American Social Expression Products segment, lower administrative costs within our International Social Expression Products segment due to overhead cost savings initiatives and lower profit-sharing plan expenses of approximately $5 million, $4 million and $2 million, respectively.

During the prior year, goodwill impairment charges of $27.2 million were recorded. In the fourth quarter of 2012, our market capitalization significantly declined as a result of decreases in our stock price. In connection with the preparation of our annual financial statements, we concluded that the decline in the stock price and market capitalization were indicators of potential impairment which required the performance of an impairment analysis. Based on this analysis, it was determined that the fair values of our North American Social Expression Products segment, which is also the reporting unit, and our reporting unit located in the UK (“UK Reporting Unit”) within the International Social Expression Products segment, were less than their carrying values. As a result, we recorded non-cash goodwill impairment charges of $21.3 million and $5.9 million, respectively, which included all of the goodwill for the North American Social Expression Products segment and the UK Reporting Unit.

Other operating expense was $4.3 million during the current year compared to income of $8.2 million in the prior year. The increase in net expense was primarily attributable to an impairment of $8.1 million related to the senior secured debt of Clinton Cards in 2013. In addition, the prior year included a gain of $4.5 million from the sale of certain minor characters within our intellectual properties portfolio.

Interest expense was $17.9 million during the current year, down from $53.1 million in 2012. The decrease of $35.2 million was primarily attributable to the debt refinancing that occurred during the fourth quarter of 2012 that did not recur. In conjunction with the issuance of new 7.375% senior notes due 2021, we retired our 7.375% senior notes due 2016 and our 7.375% notes due 2016. As a result, we recorded $21.7 million for the write-off of the unamortized discount and deferred financing costs associated with the retired debt and a charge of $9.1 million for the consent payment, tender fees, call premiums and other fees associated with the refinancing.

Other non-operating income was $9.2 million during 2013 compared to expense of $0.1 million during 2012. The 2013 results included a gain of $4.3 million related to the sale of a portion of our investment in the common stock of Party City Holdings, Inc. (“Party City”). The remaining increase was primarily due to a year-over-year change in foreign currency gains and losses of $4.1 million.

The effective tax rate was 41.9% and 41.5% during 2013 and 2012, respectively. The higher than statutory tax rate in 2013 was primarily due to certain nondeductible expenses incurred as a result of the Clinton Cards acquisition as well as certain items includable as taxable income which did not have corresponding book income amounts also as a result of the Clinton Cards transaction. The higher than statutory tax rate in 2012 was primarily due to the goodwill impairment charge for the UK Reporting Unit, which was nondeductible.

Segment Results

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At February 28, 2013, we operated approximately 400 card and gift retail stores in the UK through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 17, “Business Segment Information,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	2013	2012	% Change
Total revenue	$1,245,269	$1,228,548	1.4%
Segment earnings	160,052	149,655	6.9%

Total revenue of our North American Social Expression Products segment increased $16.7 million compared to the prior year. The increase was primarily driven by higher sales in seasonal greeting cards of approximately $15 million and other consumer products such as party goods, stationery and gift packaging of approximately $4 million. Partially offsetting these increases were lower sales of everyday greeting cards of approximately $3 million.

Segment earnings increased $10.4 million in 2013 compared to the prior year. The increase is attributable to a goodwill impairment charge of approximately $21 million in 2012 that did not recur in the current year as well lower supply chain costs and lower bad debt expense of approximately $7 million and $5 million, respectively. The lower supply chain costs, specifically field sales and merchandiser expenses, were primarily driven by prior year store setup activities for the value channel, which did not recur in the current period. These favorable variances were partially offset by higher marketing and product management expenses of approximately $10 million, increased product related costs of approximately $6 million, higher in-store product display costs of approximately $4 million, increased scrap expense of approximately $2 million and approximately $3 million of higher costs related to our technology refresh project. Gross margin dollars improved slightly due to higher sales volume, partially offset by unfavorable product mix as a result of a continued shift to a higher proportion of lower margin value cards.

International Social Expression Products Segment

(Dollars in thousands)	2013	2012	% Change
Total revenue	$275,861	$347,866	(20.7%)
Segment (loss) earnings	(13,428)	20,276	(166.2%)

Total revenue of our International Social Expression Products segment decreased $72.0 million compared to the prior year. The decrease was driven primarily by the elimination of intersegment sales to the Retail Operations segment of $55.9 million. For comparison purposes, the sales being eliminated would have been third-party sales in the prior year to Clinton Cards stores that were not owned by us at that time. The remaining decrease of approximately $16 million for the current year was driven primarily by a combination of lower sales of both gift packaging and other ancillary products of approximately $6 million each, primarily due to the divestiture of an insignificant non-card product line. Also contributing to the lower revenue was an impairment of deferred costs of approximately $4 million related to the supply agreement associated with the Birthdays stores that were closed as part of the Clinton Cards administration process. Partially offsetting these decreases were higher sales of everyday greeting cards of approximately $2 million. The sales shortfall resulting from Clinton Cards retail store closings were mostly offset by higher sales to other customers. Foreign currency translation unfavorably impacted sales by approximately $3 million for the current year.

Segment earnings decreased $33.7 million compared to prior year. The current year included approximately $17 million of bad debt expense due to Clinton Cards being placed into administration and an impairment of deferred costs of approximately $4 million related to the supply agreement associated with the Birthdays stores that were closed as part of the Clinton Cards administration process. Earnings also decreased by approximately $17 million for the current year due to a combination of lower sales volume, unfavorable mix and higher scrap expense. Also contributing to the decrease in earnings was the adjustment of approximately $3 million associated with intersegment earnings generated from sales to the Retail Operations segment. This adjustment reduced consolidated inventory for intercompany profit in the Retail Operations segment’s inventory and deferred the recognition of this profit in the International Social Expression Products segment’s earnings until the inventory is sold to the ultimate customer in the Retail Operations segment. In addition, segment earnings decreased by approximately $3 million as a result of strategic business actions, including the divestiture of a small non-card product line and the closure of a small gift wrap manufacturing facility in Italy. These decreases were partially offset by a prior year goodwill impairment charge of approximately $6 million that did not recur in the current year and lower general and administrative costs of approximately $5 million primarily related to overhead cost savings initiatives.

Retail Operations Segment

(Dollars in thousands)	2013	2012	% Change
Total revenue	$244,106	—	N/A
Segment earnings	6,581	—	N/A

As a result of the June 6, 2012 Clinton Cards acquisition, during 2013 we operated approximately 400 retail stores in the United Kingdom that we are operating under the “Clintons” brand. The retail operations are consolidated on a one-month lag corresponding with a fiscal year-end of February 2 for fiscal 2013. As such, the operating results of the Retail Operations segment for the current year include only eight months of activity, beginning June 6, 2012, the date of acquisition. The segment earnings of $6.6 million in the current year included start-up and transitional costs of $7.7 million related to the actions taken to execute our strategy to stabilize and improve the profitability of the stores acquired.

AG Interactive Segment

(Dollars in thousands)	2013	2012	% Change
Total revenue	$64,440	$68,514	(5.9%)
Segment earnings	16,465	13,942	18.1%

Total revenue of our AG Interactive segment decreased $4.1 million compared to the prior year. The decrease in revenue was primarily driven by lower revenue from advertising. At February 28, 2013, AG Interactive had approximately 3.7 million online paid subscriptions as compared to approximately 3.8 million at February 29, 2012.

Segment earnings increased $2.5 million compared to the prior year. The impact of decreased sales administration, product management and marketing costs is partially offset by the impact of lower sales and higher technology costs.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt, domestic profit-sharing expense and stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs. In 2013, unallocated items included approximately $15 million for certain charges associated with the activities and transactions related to the Clinton Cards acquisition, approximately $7 million related to the Going Private Proposal as well as approximately $9 million of higher legal expenses. Partially offsetting these increases was a gain of $4.3 million related to the sale of Party City common stock. In 2012, unallocated items included a loss on extinguishment of debt of approximately $31 million.

(Dollars in thousands)	2013	2012
Interest expense	$(17,896)	$(53,073)
Profit-sharing expense	(7,536)	(9,401)
Stock-based compensation expense	(10,743)	(10,982)
Corporate overhead expense	(54,167)	(29,636)

Total Unallocated	$(90,342)	$(103,092)

Comparison of the years ended February 29, 2012 and February 28, 2011

In 2012, net income was $57.2 million, or $1.42 per diluted share, compared to $87.0 million, or $2.11 per diluted share, in 2011.

Our results for 2012 and 2011 are summarized below:

(Dollars in thousands)	2012	% Total Revenue	2011	% Total Revenue
Net sales	$1,663,281	98.1%	$1,565,539	98.0%
Other revenue	31,863	1.9%	32,355	2.0%

Total revenue	1,695,144	100.0%	1,597,894	100.0%
Material, labor and other production costs	741,645	43.8%	682,368	42.7%
Selling, distribution and marketing expenses	533,827	31.5%	483,553	30.3%
Administrative and general expenses	250,691	14.8%	260,476	16.3%
Goodwill impairment	27,154	1.6%	—	0.0%
Other operating income – net	(8,200)	(0.5%)	(6,669)	(0.4%)

Operating income	150,027	8.8%	178,166	11.2%
Interest expense	53,073	3.1%	25,389	1.6%
Interest income	(982)	(0.1%)	(853)	(0.0%)
Other non-operating expense (income) – net	121	0.0%	(2,377)	(0.1%)

Income before income tax expense	97,815	5.8%	156,007	9.7%
Income tax expense	40,617	2.4%	68,989	4.3%

Net income	$57,198	3.4%	$87,018	5.4%

Revenue Overview

During 2012, consolidated net sales were $1.66 billion, up from $1.57 billion in 2011. This 6.2%, or $97.7 million, improvement was primarily due to an increase in net sales of greeting cards of approximately $93 million driven by the Watermark acquisition in our International Social Expression Products segment, as well as additional distribution with existing customers in both our North American Social Expression Products segment and our International Social Expression Products segment. The 2012 results also included higher gift packaging product sales of approximately $16 million and the impact of approximately $22 million of favorable foreign currency translation. Partially offsetting these increases were decreased sales in our AG Interactive segment of approximately $10 million due to lower advertising revenue and the impact of winding down the Photoworks Web site, lower net sales in our fixtures business of approximately $10 million, and decreased sales of other ancillary products such as party goods and ornaments of approximately $13 million.

The contribution of each major product category as a percentage of net sales for the fiscal years 2012 and 2011 was as follows:

	2012	2011
Everyday greeting cards	50%	48%
Seasonal greeting cards	25%	24%
Gift packaging	14%	14%
All other products*	11%	14%

*	The “all other products” classification includes, among other things, giftware, party goods, ornaments, calendars, custom display fixtures, stickers, online greeting cards and other online digital products.

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

During 2012, combined everyday and seasonal greeting card sales less returns increased 5.5%, compared to 2011, with an 8.5% improvement in unit volume, which was partially offset by a 2.8% decline in selling prices. The overall increase was primarily driven by an increase in unit volume from our everyday and seasonal greeting cards in both our North American Social Expression Products and our International Social Expression Products segments.

Everyday card sales less returns were up 5.5% in 2012, compared to 2011, as a result of improved unit volume of 9.5% partially offset by a decline in selling prices of 3.6%. Both of our greeting card segments contributed to the unit volume increases during 2012 as a result of additional distribution with existing customers. The unit volume improvements within our International Social Expression Products segment were also driven by the acquisition of Watermark Publishing Limited (“Watermark”) in the UK on March 1, 2011. The selling price decline was a result of the continued shift to a higher proportion of our value cards in both of our greeting card segments, driven primarily by our expanded distribution with existing customers and the continued shift in consumer behavior toward value shopping.

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

Expense Overview

Material, labor and other production costs for 2012 were $741.6 million, an increase of approximately $59 million from $682.4 million in 2011. As a percentage of total revenue, these costs were 43.8% in 2012 compared to 42.7% in 2011, an increase of approximately 100 basis points or about $17 million. Approximately 70% of the increase was primarily due to a change in sales mix, shifting toward a higher proportion of lower margin value cards and seasonal gift packaging products, with the remaining 30% of the increase attributable to a combination of higher product content costs, increased in-store product display costs and higher scrap expense, which were partially offset by the benefits of our ongoing cost savings initiatives. The remaining approximately $42 million increase was attributable to higher unit sales volume.

Selling, distribution and marketing expenses for 2012 were $533.8 million, increasing from $483.6 million in 2011. The increase of $50.2 million in 2012 was driven by a combination of increased expenses and unfavorable foreign currency translation of approximately $43 million and $7 million, respectively. Increased supply chain costs of approximately $28 million, including merchandiser, freight and other distribution costs, were primarily the result of higher sales volume and initial store setup activities. Approximately $11 million of the higher supply chain costs were incremental rollout costs associated with expanded distribution in the value channel. Also contributing to the increase was higher marketing expenses of approximately $15 million compared to 2011 primarily relating to Cardstore.com.

Administrative and general expenses were $250.7 million in 2012, a decrease from $260.5 million in 2011. The improvement of approximately $10 million was primarily related to approximately $10 million of Papyrus-Recycled Greetings (“PRG”) integration costs in 2011 that did not recur in 2012 and an approximate $10 million reduction in variable compensation expense in 2012. These benefits were partially offset by additional operating costs of approximately $7 million associated with the Watermark acquisition and unfavorable foreign currency translation impacts of approximately $3 million.

Goodwill impairment charges of $27.2 million were recorded in 2012. During the fourth quarter of 2012, our market capitalization significantly declined as a result of decreases in our stock price. In connection with the preparation of our annual financial statements, we concluded that the decline in the stock price and market capitalization were indicators of potential impairment which required the performance of an impairment analysis. Based on this analysis, it was determined that the fair values of our North American Social Expression Products segment, which is also the reporting unit, and our UK Reporting Unit within the International Social Expression Products segment, were less than their carrying values. As a result, we recorded non-cash goodwill impairment charges of $21.3 million and $5.9 million, which included all of the goodwill for the North American Social Expression Products segment and the UK Reporting Unit, respectively.

Other operating income was $8.2 million during 2012 compared to $6.7 million in 2011. The 2012 results included a gain of $4.5 million from the sale of certain minor characters in our intellectual properties portfolio. The 2011 results included a gain of $3.5 million primarily related to the sale of land and buildings in Mexico and Australia.

Interest expense was $53.1 million during 2012, up from $25.4 million in 2011. The increase of $27.7 million was primarily attributable to the debt refinancing that occurred during the fourth quarter of 2012. In conjunction with the issuance of new 7.375% senior notes due 2021, we retired our 7.375% senior notes due 2016 and our 7.375% notes due 2016. As a result, we recorded $21.7 million for the write-off of the unamortized discount and deferred financing costs associated with the retired debt and a charge of $9.1 million for the consent payment, tender fees, call premiums and other fees associated with the refinancing.

Other non-operating expense was $0.1 million during 2012 compared to income of $2.4 million during 2011. The 2011 results included $1.3 million of dividend income related to our investment in Party City.

The effective tax rate was 41.5% and 44.2% during 2012 and 2011, respectively. The higher than statutory tax rate in 2012 was primarily due to the goodwill impairment charge for the UK Reporting Unit, which was nondeductible. The higher than statutory tax rate in 2011 was primarily driven by the effective settlement of ten years of domestic tax audits, which increased our estimated tax assessment and associated interest reserves by approximately $7 million. Also contributing to the higher than statutory tax rate in 2011 were the impact of unfavorable settlements of audits in a foreign jurisdiction, the release of insurance reserves that generated taxable income and the recognition of the deferred tax effects of the reduced deductibility of postretirement prescription drug coverage due to the U.S. Patient Protection and Affordable Care Act.

Segment Results

Segment results are reported using actual foreign exchange rates for the periods presented. In 2011, segment results were reported at constant exchange rates to eliminate the impact of foreign currency fluctuations. In addition, during 2012, certain items that were previously considered corporate expenses are now included in the calculation of segment earnings for the North American Social Expression Products segment. This change was the result of modifications to organizational structures, and was intended to better align the segment financial results with the responsibilities of segment management and the way management evaluates our operations. The 2011 segment results have been presented to be consistent with the current methodologies. Refer to Note 17, “Business Segment Information,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	2012	2011	% Change
Total revenue	$1,228,548	$1,196,809	2.7%
Segment earnings	149,655	194,199	(22.9%)

Total revenue of our North American Social Expression Products segment increased $31.7 million compared to 2011. The increase was primarily driven by higher sales in everyday greeting cards of $19 million, seasonal greetings cards of $9 million and gift packaging products of $10 million during 2012. The 2012 results also included the favorable impact of foreign currency translation of approximately $4 million. Partially offsetting these increases was lower sales of other ancillary products such as party goods and ornaments of approximately $10 million.

Segment earnings decreased $44.5 million in 2012 compared to 2011. Approximately half of the decrease was attributable to the goodwill impairment charge of approximately $21 million recorded in the fourth quarter of 2012. The remaining decrease was driven by higher supply chain costs of approximately $16 million primarily due to increased sales volume and store setup activities, which resulted in higher merchandiser, freight and other distribution costs. Approximately $11 million of the higher supply chain costs were incremental rollout costs associated with expanded distribution in the value channel. Increased marketing expenses of approximately $15 million, higher bad debt expense of approximately $4 million and incremental in-store product display costs of approximately $3 million also contributed to the decrease in earnings. Gross margin dollars improved slightly due to higher sales volume, partially offset by unfavorable product mix as a result of a shift to a higher proportion of lower margin value cards and seasonal gift packaging products. The 2012 results benefited from PRG integration costs of approximately $10 million in 2011 which did not recur in 2012 and an approximate $5 million benefit achieved through our ongoing cost savings initiatives.

International Social Expression Products Segment

(Dollars in thousands)	2012	2011	% Change
Total revenue	$347,866	$261,712	32.9%
Segment earnings	20,276	19,572	3.6%

Total revenue of our International Social Expression Products segment increased $86.2 million compared to 2011. The increase was primarily due to the Watermark acquisition during 2012, which resulted in total revenue increasing by approximately $43 million. Additional distribution with existing customers also contributed to the increase in revenue. Foreign currency translation favorably impacted revenue by approximately $16 million.

Segment earnings were $20.3 million in 2012 compared to $19.6 million during 2011. As a percentage of total revenue, segment earnings were 5.8% in 2012 and 7.5% in 2011. Contributing to the decline in segment earnings as a percentage of total revenue was a goodwill impairment charge of $5.9 million during the fourth quarter of 2012. In addition, the gross margin percentage in 2012 declined 250 basis points compared to 2011. This decline in gross margin percentage was primarily due to an unfavorable product mix as a result of a shift to a higher proportion of lower margin cards. This gross margin deterioration was partially offset by proportionally lower selling expenses and lower bad debt expense of approximately $2 million compared to 2011.

AG Interactive Segment

(Dollars in thousands)	2012	2011	% Change
Total revenue	$68,514	$78,206	(12.4%)
Segment earnings	13,942	13,991	(0.4%)

Total revenue of our AG Interactive segment decreased $9.7 million compared to 2011. The decrease in revenue was driven primarily by lower advertising revenue and the impact of winding down the Photoworks Web site during the first quarter of 2012. AG Interactive had approximately 3.8 million online paid subscriptions at February 29, 2012 and February 28, 2011, respectively.

Segment earnings for 2012 were about flat compared to 2011. The impact of lower sales and higher technology costs essentially offset the decreased product management and marketing costs and lower expenses due to cost savings initiatives.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt, domestic profit-sharing expense, and stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs. In 2012, unallocated items included a loss on extinguishment of debt of approximately $31 million.

(Dollars in thousands)	2012	2011
Interest expense	$(53,073)	$(25,304)
Profit-sharing expense	(9,401)	(9,759)
Stock-based compensation expense	(10,982)	(13,017)
Corporate overhead expense	(29,636)	(33,152)

Total Unallocated	$(103,092)	$(81,232)

Liquidity and Capital Resources

Operating Activities

During the year, cash flow from operating activities provided cash of $162.8 million compared to $123.8 million in 2012, an increase of $39.0 million. Cash flow from operating activities for 2012 compared to 2011 resulted in a decrease of $59.4 million from $183.2 million in 2011.

Accounts receivable, net of the effect of acquisitions and dispositions, was a use of cash of $9.8 million in 2013 compared to a source of cash of $4.5 million in 2012 and a source of cash of $11.5 million in 2011. As a percentage of the prior twelve months’ net sales, net accounts receivable was 5.7% at February 28, 2013 compared to 6.8% at February 29, 2012. The year-over-year fluctuations are primarily due to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current period compared to the prior periods.

Inventories, net of the effect of acquisitions and dispositions, were a use of cash of $31.6 million in 2013 compared to a use of cash of $23.3 million in 2012 and a use of cash of $13.1 million in 2011. The use of cash in the current year was driven primarily by our new Retail Operations segment that grew inventory by approximately $27 million since its acquisition in June 2012. The use of cash in 2012 and 2011 was primarily due to the inventory build of cards associated with expanded distribution.

Other current assets, net of the effect of acquisitions and dispositions, were a use of cash of $23.4 million during 2013, compared to a source of cash of $7.0 million in 2012 and a use of cash of $2.1 million in 2011. The use of cash in the current year was driven primarily by prepaid rents within our new Retail Operations segment that was not present in prior years. The source of cash in 2012 compared to the use of cash in 2011 was primarily due to the use of trust assets to pay medical claim expenses as we terminated the active employees’ medical trust fund as of February 29, 2012.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. During 2013, amortization exceeded payments by $27.1 million. During 2012, payments exceeded amortization by $31.3 million. In 2011, amortization exceeded payments by $14.3 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities, net of the effect of acquisitions and dispositions, were a source of cash of $58.6 million in 2013, compared to uses of cash of $13.6 million in 2012 and $31.0 million in 2011. The growth in accounts payable and other liabilities, and thus an increase in cash flow in the current period, was primarily due to our new Retail Operations segment as well as activities related to our information technology systems refresh project and other strategic projects.

Investing Activities

Investing activities used $163.2 million of cash in 2013 compared to $70.3 million of cash used in 2012 and $4.8 million of cash provided in 2011. The use of cash in the current year was primarily related to cash outlays of $114.1 million associated with capital expenditures. The increase in capital expenditures compared to the prior year related primarily to assets acquired in connection with our information technology systems refresh project and investments in our new Retail Operations segment. In addition, during the first quarter of 2013 we paid $56.6 million of cash to acquire all of the outstanding senior secured debt of Clinton Cards.

The use of cash during 2012 was primarily related to cash payments for capital expenditures of $78.2 million as well as business acquisitions of $5.9 million. The increase in capital expenditures compared to the 2011 period related primarily to assets acquired in connection with our information technology systems refresh project and our new world headquarters project, as well as machinery and equipment purchased for our card-producing facilities. During 2012, cash paid for the Watermark acquisition, net of cash acquired, was $5.9 million. Partially offsetting these uses of cash in 2012 were cash receipts of $6.0 million from the sale of the land and building related to our DesignWare party goods product lines in our North American Social Expression Products segment, $4.5 million from the sale of certain minor characters in our intellectual properties portfolio and approximately $2.4 million from the sale of the land, building and certain equipment associated with a distribution facility in our International Social Expression Products segment.

The source of cash during 2011 included $25.2 million received from the sale of certain assets, equipment and processes of the DesignWare party goods product lines, which occurred in the fourth quarter of 2010. The 2011 results also included a $5.7 million return of capital related to our investment in Party City. In addition, we received approximately $12 million related to the sale of the land and buildings associated with the closure of our Mexican facility and a manufacturing facility within the International Social Expression Products segment during 2011. Partially offsetting these sources of cash in 2011 were cash payments for capital expenditures of $39.8 million.

Financing Activities

Financing activities used $42.0 million of cash during 2013 compared to $136.9 million in 2012 and $117.2 million in 2011. The current year use of cash primarily related to share repurchases and dividend payments. We paid $81.0 million to repurchase approximately 5.3 million Class A common shares under our repurchase programs during the current year, which includes $2.2 million of cash settlements related to the repurchase of approximately 0.1 million Class A common shares that were initiated during 2012. In addition, we paid cash dividends of $19.9 million during 2013. Partially offsetting these uses of cash, were borrowings under our credit agreement, which provided $61.2 million of cash during the current year.

The 2012 use of cash primarily related to the tender offers and redemption of our 7.375% senior notes due 2016 of $222.0 million, our 7.375% notes due 2016 of $32.7 million and a charge of $9.1 million for the consent payments, tender fees, call premium and other fees associated with these transactions. Share repurchases and dividend payments also contributed to the use of the cash in 2012. We paid $72.4 million to repurchase approximately 4.4 million Class A common shares under our repurchase program and $10.1 million to purchase approximately 0.4 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation. Repurchases of $2.2 million for approximately 0.1 million Class A common shares initiated at the end of 2012 were not included in the above repurchase amount in the Consolidated Statement of Cash Flows because the cash settlement for these transactions did not occur until 2013. However, this $2.2 million was included in the shares repurchased amount within our Consolidated Statement of Shareholders’ Equity under Part II, Item 8 of this Annual Report. In addition, we paid cash dividends of $23.9 million during 2012. Partially offsetting these uses of cash was a cash receipt of $225.0 million from the issuance of the 7.375% senior notes due 2021. Refer to Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information. Also, proceeds from the exercise of stock options and tax benefits from share-based payment awards provided $13.6 million of cash during 2012.

The use of cash in 2011 related primarily to the repayment of the term loan under our senior secured credit facility in the amount of $99.3 million as well as share repurchases and dividend payments. During 2011, we paid $13.5 million to repurchase approximately 0.5 million Class B common shares in accordance with our Amended and Restated Articles of Incorporation and paid dividends of $22.4 million. Partially offsetting these uses of cash were proceeds from the exercise of stock options and tax benefits from share-based payment awards, which provided $21.1 million of cash during 2011.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of approximately $450 million at February 28, 2013, which included our $400 million senior secured credit facility and our $50 million accounts receivable securitization facility. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At February 28, 2013, we had $61.2 million of borrowings under the senior secured credit facility and no borrowings outstanding under the accounts receivable securitization facility. As of February 28, 2013, we had an aggregate of $27.5 million outstanding under letters of credit, which reduced total availability under our credit sources.

Credit Facility

We are a party to a $400 million senior secured credit agreement (the “Credit Agreement”), under which there were $61.2 million of borrowings outstanding as of February 28, 2013. Under the original terms of the Credit Agreement, we were permitted to borrow, on a revolving basis, up to $350 million (with an ability to increase this amount by $50 million to $400 million) during a five year term from June 11, 2010 through June 11, 2015. On January 18, 2012, we amended our Credit Agreement, to, among other things, extend the expiration date of the Credit Agreement from June 11, 2015 to January 18, 2017, and increase the maximum principal amount that can be borrowed, on a revolving basis, from $350 million to $400 million, with the continued ability to further increase such maximum principal amount from $400 million to $450 million, subject to customary conditions.

The amendment also:

•	decreased the applicable margin paid on United States dollar loans bearing interest based on the London Inter-Bank Offer Rate (“LIBOR”) and Canadian dollar loans bearing interest based on the Canadian Dollar Offer Rate, from a range of 2.25% to 3.50% per year to a range of 1.25% to 2.25%;

•	decreased the applicable margin paid on United States dollar loans bearing interest based on the United States base rate and the Canadian base rate from a range of 1.25% to 2.50% per year to a range of 0.25% to 1.25%; and

•	reduced commitment fees paid on the unused portion of the revolving credit facility from a range of 0.375% to 0.500% per annum to a range of 0.250% to 0.400%.

On December 19, 2012, we further amended the Credit Agreement to modify the definition of EBITDA to permit, as of February 28, 2013, certain add-backs for specific non-recurring expenses associated with the Clinton Cards acquisition.

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

Accounts Receivable Facility

We are also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of February 28, 2013; however, outstanding letters of credit issued under the accounts receivable program totaled $27.5 million as of February 28, 2013, which reduced the total credit availability thereunder. Until the facility was amended on September 21, 2012, our accounts receivable facility provided funding of up to $70 million. Also, on September 21, 2012, the liquidity commitments under the accounts receivable facility were renewed for an additional year and the facility’s term was extended an additional three years from September 21, 2012 to October 1, 2015.

Under the terms of the accounts receivable facility, we sell accounts receivable to AGC Funding Corporation (our wholly-owned, consolidated subsidiary), which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides us funding similar to a revolving credit facility.

The interest rate under the accounts receivable securitization facility is based on (i) commercial paper interest rates, (ii) LIBOR rates plus an applicable margin or (iii) a rate that is the higher of the prime rate as announced by the applicable purchaser financial institution or the federal funds rate plus 0.50%. We pay an annual commitment fee that ranges from 35 to 45 basis points on the unfunded portion of the accounts receivable securitization facility, based on the level of utilization, together with customary administrative fees on letters of credit that have been issued and on outstanding amounts funded under the facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

The accounts receivable facility contains representations, warranties, covenants and indemnities customary for facilities of this type, including our obligation to maintain the same consolidated leverage ratio as is required to be maintained under our Credit Agreement.

7.375% Senior Notes Due 2021

On November 30, 2011, we closed a public offering of $225 million aggregate principal amount of 7.375% senior notes due 2021 (the “2021 Senior Notes”). The net proceeds from this offering were used to finance the cash tender offers for all the existing 7.375% senior notes and notes due 2016 which include the original $200.0 million of 7.375% senior notes issued on May 24, 2006 (the “Original Senior Notes”), the additional $22.0 million of 7.375% senior notes issued on February 24, 2009 (the “Additional Senior Notes,” together with the Original Senior Notes, the “2016 Senior Notes”) and the $32.7 million of 7.375% notes issued on February 24, 2009 (the “2016 Notes,” together with the 2016 Senior Notes, the “Notes”). The cash tenders were commenced on November 15, 2011, where, in the fourth quarter of 2012, we purchased $180.4 million and $24.5 million aggregate principal amount of 2016 Senior Notes and 2016 Notes, respectively, representing approximately 81% and 75% of the aggregate principal amount of the outstanding 2016 Senior Notes and 2016 Notes, respectively. On December 15, 2011, we redeemed the remaining $49.8 million of the Notes that were not repurchased pursuant to the tender offers. In connection with these transactions, we wrote off the remaining unamortized discount and deferred financing costs related to the Notes, totaling $21.7 million, as well as recorded a charge of $9.1 million for the consent payments, tender fees, call premium and other fees incurred in connection with these transactions.

The 2021 Senior Notes will mature on December 1, 2021 and bear interest at a fixed rate of 7.375% per year. The 2021 Senior Notes constitute our general unsecured senior obligations. The 2021 Senior Notes rank senior in right of payment to all our future obligations that are, by their terms, expressly subordinated in right of payment to the 2021 Senior Notes and pari passu in right of payment with all our existing and future unsecured obligations that are not so subordinated. The 2021 Senior Notes are effectively subordinated to our secured indebtedness, including borrowings under our revolving credit facility described above, to the extent of the value of the assets securing such indebtedness. The 2021 Senior Notes also contain certain restrictive covenants that are customary for similar credit arrangements, including covenants that limit our ability to incur additional debt; declare or pay dividends; make distributions on or repurchase or redeem capital stock; make certain investments; enter into transactions with affiliates; grant or permit liens; sell assets; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of our assets. These restrictions are subject to customary baskets and financial covenant tests. We anticipate that if the Merger is consummated as contemplated by the Merger Agreement, the 2021 Senior Notes will remain outstanding.

The total fair value of our publicly traded debt, based on quoted market prices, was $233.6 million (at a carrying value of $225.2 million) and $239.6 million (at a carrying value of $225.2 million) at February 28, 2013 and February 29, 2012, respectively.

At February 28, 2013, the Corporation was in compliance with the financial covenants under its borrowing agreements, as amended.

Capital Deployment and Investments

Throughout fiscal 2014 and thereafter, we will continue to consider all options for capital deployment including growth options, acquisitions and other investments in third parties, expanding customer relationships, expenditures or investments related to our current product leadership initiatives or other future strategic initiatives, capital expenditures, the information technology systems refresh project, our new world headquarters project and, as appropriate, preserving cash.

As we have stated, our objective is to continue to expand our position as a leading creator, manufacturer and distributor of social expression products. As such, we have and expect to continue to focus resources on our core greeting card business, developing new, and growing existing, business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. As a continuation of 2012, we increased our year-over-year marketing spend by approximately $7 million in 2013. This incremental spending was in support of our product leadership strategy, primarily related to promotional efforts related to our Web site Cardstore.com and other marketing initiatives within our North American Social Expression Products segment. As we seek to develop Cardstore.com and other channels of distribution, we expect that we will continue to make investments to support these efforts; however, the timing and amount are difficult to estimate. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material.

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. During 2013, we spent approximately $59 million, including capital of approximately $50 million and expense of approximately $9 million, on these information technology systems. The total amount spent through fiscal 2013 on this project was approximately $84 million. Including the amount that has already been spent, we currently expect to spend at least an aggregate of $150 million on these information technology systems over the life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

During March 2011, we also announced that in fiscal 2012 we expected that we would begin to invest in the development of a world headquarters in the Northeast Ohio area. The state of Ohio has committed certain tax credits, loans and other incentives totaling up to $93.5 million to assist us in the development of a new headquarters in Ohio. We are required to make certain investments and meet other criteria to receive these incentives over time. Although the project to build a new world headquarters is currently on hold, based on preliminary estimates, the gross costs associated with a new world headquarters building, before any tax credit, loans or other incentives that we may receive, will be between approximately $150 million and $200 million over a number of years following our resumption of the project.

During 2013, we repurchased $47.1 million of our Class A common shares, representing the remaining amount authorized under the $75 million stock repurchase authorized by our Board of Directors in January 2012. Also, during 2013, we repurchased $31.6 million of our Class A common shares under the $75 million stock repurchase program announced on July 24, 2012. Under this program, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program. However, purchases under this stock repurchase program were suspended due to the Going Private Proposal referred to in Note 19, “Proposal by Members of the Weiss Family and Related Entities to Acquire the Corporation,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 28, 2013:

	Payment Due by Period as of February 28, 2013
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$—	$—	$—	$61,200	$—	$225,181	$286,381
Operating leases (1)	52,349	48,736	44,056	39,303	32,187	75,361	291,992
Commitments under customer agreements	61,282	48,940	42,678	185	350	—	153,435
Commitments under royalty agreements	7,151	6,745	10,118	2,980	2,880	—	29,874
Interest payments	18,975	17,702	17,702	17,702	16,605	66,491	155,177
Severance	5,435	594	—	—	—	—	6,029
Commitments under purchase agreements	4,500	1,996	—	—	—	—	6,496

	$149,692	$124,713	$114,554	$121,370	$52,022	$367,033	$929,384

(1)	Approximately $12 million of the operating lease commitments in the table above relate to retail stores acquired by Schurman that are being subleased to Schurman. The failure of Schurman to operate the retail stores successfully could have a material adverse effect on us because if Schurman is not able to comply with its obligations under the subleases, we remain contractually obligated, as primary lessee, under those leases. Also, we are currently negotiating lease terms with a number of landlords related to the Clinton Cards acquisition. As of February 28, 2013, we have completed 295 lease assignments. The estimated future minimum rental payments for noncancelable operating leases related to these lease assignments are approximately $255 million. In addition, assuming that the remaining landlords consent to terms proposed by us and we are able to successfully complete assignments for all of the approximately 400 stores, the estimated future minimum rental payments for noncancelable operating leases will be approximately $105 million higher, resulting in a total estimated future minimum rental payments for noncancelable operating leases of approximately $360 million related to acquired stores. Subsequent to year-end, we have completed an additional 62 lease assignments. As such, the total number of lease assignments was 357 as of April 24, 2013. The negotiations with landlords are expected to take approximately twelve months from the closing of the transaction on June 6, 2012.

The interest payments in the above table are determined assuming the same level of debt outstanding in the future years as was outstanding at February 28, 2013 under our credit agreement and accounts receivable facility at the current average interest rates for those facilities.

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 28, 2013. Also, we provide credit support to Schurman through a liquidity guaranty of up to $10 million in favor of the lenders under Schurman’s senior revolving credit facility as described in Note 1 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report, which are not included in the table as no amounts have been drawn and therefore we cannot determine the amount of usage in the future.

Although we do not anticipate that contributions will be required in 2014 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001, we may make contributions in excess of the legally required minimum contribution level. Refer to Note 12 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. We do anticipate that contributions will be required beginning in fiscal 2015, but those amounts have not been determined as of February 28, 2013.

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

Sales Returns

We provide for estimated returns for products sold with the right of return, primarily seasonal cards and certain other seasonal products, in the same period as the related revenues are recorded. These estimates are based upon historical sales returns, the amount of current year sales and other known factors. Estimated return rates utilized for establishing estimated returns reserves have approximated actual returns experience. However, actual returns may differ significantly, either favorably or unfavorably, from these estimates if factors such as the historical data we used to calculate these estimates do not properly reflect future returns or as a result of changes in economic conditions of the customer and/or its market. We regularly monitor our actual performance to estimated return rates and the adjustments attributable to any changes have historically not been material.

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

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain an allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to an estimate of its future value based upon expected recoverability. Losses attributed to these specific events have historically not been material. The aggregate average remaining life of our customer contract base is 5.6 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with ASC Topic 350 (“ASC 350”), “Intangibles—Goodwill and Other,” goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units. While we may use a variety of methods to estimate fair value for impairment testing, our primary methods are discounted cash flows and a market based analysis. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We adopted this standard on March 1, 2012. The adoption of this standard did not have a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The provisions of this guidance are effective for interim and annual periods beginning after December 15, 2011. Effective March 1, 2012, the Corporation adopted the two consecutive statements approach for the presentation of components of net income (loss) and other comprehensive income (loss) and a total for comprehensive income (loss). The Corporation’s Consolidated Financial Statements include the Consolidated Statement of Comprehensive Income as a result of adopting this standard. In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to disclose additional information about changes in other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the income statement line items affected. The provisions of this guidance are effective prospectively for annual and interim periods beginning after December 15, 2012. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In July 2012, the FASB issued ASU No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect that the adoption of this standard will have a material effect on our financial statements.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	the consummation of the Merger;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that have been or may be instituted against the Corporation or others relating to the Merger Agreement;

•	the inability to complete the Merger because of the failure to obtain shareholder approval or the Majority of the Minority Shareholder Approval, failure by Parent and Merger Sub to receive the proceeds of the financing as contemplated by the financing commitments or the failure to satisfy other conditions to consummation of the Merger;

•	the failure of the Merger to close for any other reason;

•	the pendency of the proposed Merger and the related diversion of our management’s attention from the operation of our business;

•	the effect of the announcement of the Merger on our business relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the Merger;

•	the ability to successfully integrate Clinton Cards and achieve the anticipated revenue and operating profits;

•	the ability of the administrators to generate sufficient proceeds from the liquidation of the remaining Clinton Cards business to repay the remaining secured debt owed to us;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, including increased marketing expenses, as well as new product introductions and achieving the desired benefits from those investments;

•	expenses we may incur relating to our world headquarters project;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a SBT model;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	Schurman’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of new and expanded advertising and marketing efforts, such as our online efforts through Cardstore.com;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising and subscriptions as revenue generators, and the ability to adapt to rapidly changing social media.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to the “Risk Factors” section under Part I, Item 1A of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments – We had no derivative financial instruments as of February 28, 2013.

Interest Rate Exposure – We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, the majority of our debt is carried at fixed interest rates. Therefore, our overall interest rate exposure risk is minimal. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 28, 2013, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense. Under the terms of our current Credit Agreement, we have the ability to borrow significantly more floating rate debt, which, if incurred, could have a material impact on interest expense in a fluctuating interest rate environment.

Foreign Currency Exposure – Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 35%, 28% and 24% of our 2013, 2012 and 2011 total revenue from continuing operations, respectively, were generated from operations outside the United States. Operations in Australia, New Zealand, Canada, the European Union and the UK are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates. However, for the year ended February 28, 2013, a hypothetical 10% weakening of the U.S. dollar would not materially affect our income before income tax expense.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2013 and February 29, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2013 and February 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Greetings Corporation’s internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 9, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

May 9, 2013

CONSOLIDATED STATEMENT OF INCOME

Years ended February 28, 2013, February 29, 2012 and February 28, 2011

Thousands of dollars except share and per share amounts

	2013	2012	2011
Net sales	$1,842,544	$1,663,281	$1,565,539
Other revenue	26,195	31,863	32,355

Total revenue	1,868,739	1,695,144	1,597,894
Material, labor and other production costs	817,740	741,645	682,368
Selling, distribution and marketing expenses	653,935	533,827	483,553
Administrative and general expenses	298,569	250,691	260,476
Goodwill impairment	—	27,154	—
Other operating expense (income) – net	4,330	(8,200)	(6,669)

Operating income	94,165	150,027	178,166
Interest expense	17,896	53,073	25,389
Interest income	(471)	(982)	(853)
Other non-operating (income) expense – net	(9,174)	121	(2,377)

Income before income tax expense	85,914	97,815	156,007
Income tax expense	35,996	40,617	68,989

Net income	$49,918	$57,198	$87,018

Earnings per share – basic	$1.50	$1.44	$2.18

Earnings per share – assuming dilution	$1.47	$1.42	$2.11

Average number of shares outstanding	33,225,354	39,624,694	39,982,784

Average number of shares outstanding – assuming dilution	34,021,957	40,288,189	41,244,903

Dividends declared per share	$0.60	$0.60	$0.56

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Years ended February 28, 2013, February 29, 2012 and February 28, 2011

Thousands of dollars

	2013	2012	2011
Net income	$49,918	$57,198	$87,018
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,015)	(5,006)	15,165
Reclassification of currency translation adjustment for amounts recognized in income (net of tax of $0 in 2012)	—	2,594	—
Pension and postretirement benefit adjustments (net of tax of $3,688 in 2013, $4,457 in 2012 and $8,083 in 2011)	5,712	(7,074)	12,303
Unrealized gain on securities (net of tax of $0 in 2013, 2012 and 2011)	—	2	1

Other comprehensive (loss) income	(5,303)	(9,484)	27,469

Comprehensive income	$44,615	$47,714	$114,487

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 2013 and February 29, 2012

Thousands of dollars except share and per share amounts

	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,059	$132,438
Trade accounts receivable, net	105,497	113,840
Inventories	242,447	208,945
Deferred and refundable income taxes	72,560	58,118
Prepaid expenses and other	155,343	123,419

Total current assets	661,906	636,760
OTHER ASSETS	456,751	503,700
DEFERRED AND REFUNDABLE INCOME TAXES	92,354	121,228
PROPERTY, PLANT AND EQUIPMENT – NET	372,452	287,776

	$1,583,463	$1,549,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$119,777	$86,166
Accrued liabilities	80,098	58,657
Accrued compensation and benefits	69,309	68,317
Income taxes payable	4,968	7,409
Deferred revenue	31,851	35,519
Other current liabilities	62,593	49,013

Total current liabilities	368,596	305,081
LONG-TERM DEBT	286,381	225,181
OTHER LIABILITIES	225,044	269,367
DEFERRED INCOME TAXES AND NONCURRENT
INCOME TAXES PAYABLE	21,565	22,377
SHAREHOLDERS’ EQUITY
Common shares – par value $1 per share:
Class A – 83,935,490 shares issued less 54,847,733 treasury shares in 2013 and 83,405,116 shares issued less 49,393,801 treasury shares in 2012	29,088	34,011
Class B – 6,057,116 shares issued less 3,174,032 treasury shares in 2013 and 6,066,092 shares issued less 3,223,683 treasury shares in 2012	2,883	2,842
Capital in excess of par value	522,425	513,163
Treasury stock	(1,093,782)	(1,020,838)
Accumulated other comprehensive loss	(17,133)	(11,830)
Retained earnings	1,238,396	1,210,110

Total shareholders’ equity	681,877	727,458

	$1,583,463	$1,549,464

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28, 2013, February 29, 2012 and February 28, 2011

Thousands of dollars

	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$49,918	$57,198	$87,018
Adjustments to reconcile net income to cash flows from operating activities:
Goodwill impairment	—	27,154	—
Stock-based compensation	10,743	10,982	13,017
Net gain on dispositions	—	(4,500)	(254)
Net loss (gain) on disposal of fixed assets	631	(461)	(3,463)
Loss on extinguishment of debt	—	30,812	—
Depreciation and intangible assets amortization	49,405	43,666	45,221
Provision for doubtful accounts	16,064	4,776	3,834
Impairment of Clinton Cards debt	8,106	—	—
Deferred income taxes	27,530	15,391	28,642
Gain on sale of Party City investment	(4,293)	—	—
Other non-cash charges	1,198	3,034	3,782
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(9,820)	4,495	11,462
Inventories	(31,558)	(23,321)	(13,097)
Other current assets	(23,404)	7,004	(2,103)
Income taxes	(18,607)	(11,411)	19,947
Deferred costs – net	27,069	(31,254)	14,262
Accounts payable and other liabilities	58,586	(13,560)	(31,015)
Other – net	1,196	3,797	5,962

Total Cash Flows From Operating Activities	162,764	123,802	183,215
INVESTING ACTIVITIES:
Property, plant and equipment additions	(114,149)	(78,207)	(39,762)
Cash payments for business acquisitions, net of cash acquired	621	(5,899)	(500)
Proceeds from sale of fixed assets	853	9,310	14,242
Proceeds from escrow related to party goods transaction	—	—	25,151
Proceeds from sale of intellectual properties	—	4,500	—
Proceeds from sale of Party City investment	6,061	—	—
Purchase of Clinton Cards debt	(56,560)	—	—
Other – net	—	—	5,663

Total Cash Flows From Investing Activities	(163,174)	(70,296)	4,794
FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	543,150	225,000	—
Repayments on revolving line of credit and long-term borrowings	(481,950)	(263,787)	(98,250)
Decrease in short-term debt	—	—	(1,000)
Issuance or exercise of share-based payment awards	(2,648)	10,153	16,620
Tax benefit from share-based payment awards	364	3,468	4,512
Purchase of treasury shares	(80,991)	(82,459)	(13,521)
Dividends to shareholders	(19,927)	(23,893)	(22,354)
Debt issuance costs	—	(5,391)	(3,199)

Total Cash Flows From Financing Activities	(42,002)	(136,909)	(117,192)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,967)	3	7,072

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46,379)	(83,400)	77,889
Cash and Cash Equivalents at Beginning of Year	132,438	215,838	137,949

Cash and Cash Equivalents at End of Year	$86,059	$132,438	$215,838

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended February 28, 2013, February 29, 2012 and February 28, 2011

Thousands of dollars except per share amounts

					Accumulated
			Capital in		Other
	Common Shares		Excess of	Treasury	Comprehensive	Retained
	Class A	Class B	Par Value	Stock	Loss	Earnings	Total
BALANCE MARCH 1, 2010	$36,257	$3,223	$461,076	$(946,724)	$(29,815)	$1,126,894	$650,911
Net income	—	—	—	—	—	87,018	87,018
Other comprehensive income	—	—	—	—	27,469	—	27,469
Cash dividends—$0.56 per share	—	—	—	—	—	(22,354)	(22,354)
Sale of shares under benefit plans, including tax benefits	1,213	257	17,951	7,366	—	(5,652)	21,135
Purchase of treasury shares	—	(547)	—	(12,974)	—	—	(13,521)
Stock compensation expense	—	—	13,017	—	—	—	13,017
Stock grants and other	—	4	4	126	—	(51)	83

BALANCE FEBRUARY 28, 2011	37,470	2,937	492,048	(952,206)	(2,346)	1,185,855	763,758
Net income	—	—	—	—	—	57,198	57,198
Other comprehensive loss	—	—	—	—	(9,484)	—	(9,484)
Cash dividends—$0.60 per share	—	—	—	—	—	(23,908)	(23,908)
Sale of shares under benefit plans, including tax benefits	1,054	314	10,117	11,042	—	(8,978)	13,549
Purchase of treasury shares	(4,514)	(412)	—	(79,782)	—	—	(84,708)
Stock compensation expense	—	—	10,982	—	—	—	10,982
Stock grants and other	1	3	16	108	—	(57)	71

BALANCE FEBRUARY 29, 2012	34,011	2,842	513,163	(1,020,838)	(11,830)	1,210,110	727,458
Net income	—	—	—	—	—	49,918	49,918
Other comprehensive loss	—	—	—	—	(5,303)	—	(5,303)
Cash dividends—$0.60 per share	—	—	—	—	—	(19,929)	(19,929)
Sale of shares under benefit plans, including tax benefits	401	40	(1,491)	411	—	(1,699)	(2,338)
Purchase of treasury shares	(5,325)	(2)	—	(73,415)	—	—	(78,742)
Stock compensation expense	—	—	10,743	—	—	—	10,743
Stock grants and other	1	3	10	60	—	(4)	70

BALANCE FEBRUARY 28, 2013	$29,088	$2,883	$522,425	$(1,093,782)	$(17,133)	$1,238,396	$681,877

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 28, 2013, February 29, 2012 and February 28, 2011

Thousands of dollars except share and per share amounts

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (“American Greetings” or the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2013 refers to the year ended February 28, 2013. The Corporation’s subsidiary, AG Retail Cards Limited, which operates the recently acquired retail stores in the United Kingdom (also referred to herein as “UK”), is consolidated on a one-month lag corresponding with its fiscal year-end of February 2 for 2013. See Note 2 for further information.

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

The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of February 28, 2013 includes:

•	the investment in the equity of Schurman of $1,935;

•	the limited guaranty (“Liquidity Guaranty”) of Schurman’s indebtedness of $10,000;

•	normal course of business trade and other receivables due from Schurman of $20,045, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and
•	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $11,812 and $22,143 as of February 28, 2013 and February 29, 2012, respectively.

The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Under the original terms of the Liquidity Guaranty, the Corporation had guaranteed the repayment of up to $12,000 of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman had sufficient borrowing availability under this facility. On January 22, 2013, the Corporation amended the Liquidity Guaranty to reduce the amount the Corporation guarantees from $12,000 to $10,000 of Schurman’s borrowings and to extend the term of the Liquidity Guaranty from January 1, 2014 to July 18, 2016. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of February 28, 2013 requiring the use of the Liquidity Guaranty.

The April 2009 transaction with Schurman included a subordinated credit facility (the “Subordinated Credit Facility”) whereby the Corporation provided Schurman with up to $10,000 of subordinated financing. The Subordinated Credit Facility, which was set to expire by its terms on June 25, 2013, was terminated by letter agreement dated January 22, 2013.

In addition to the investment in the equity of Schurman, the Corporation held a minority investment in the common stock of Party City Holdings, Inc. (“Party City”), formerly known as AAH Holdings Corporation (“AAH”). On June 4, 2012, Party City announced that it entered into a definitive agreement (the “Party City Merger Agreement”) to sell a majority stake of the company in a recapitalization transaction valued at $2,690,000. On July 27, 2012, this transaction closed and Party City merged with and into PC Merger Sub, Inc., a wholly-owned subsidiary of PC Topco Holdings, Inc. (“Holdings”). Contemporaneously with the closing, on July 27, 2012, the Corporation exchanged 617.3 shares of its Party City common stock for 1,200 shares of common stock of the new company, Holdings, and sold its remaining 123.44 shares of Party City common stock for $4,920, recording a gain of $3,152. The terms of the Party City Merger Agreement included certain provisions contemplating the adjustment of the purchase price paid in the transaction under certain circumstances. On November 21, 2012, the purchase price adjustment was finalized and the Corporation recognized an additional gain of $1,141. Cash proceeds resulting from the sale of Party City common stock totaled $6,061 and are reflected in “Investing Activities” on the Consolidated Statement of Cash Flows. The investment in Schurman and the investment in Holdings totaled $10,778 as of February 28, 2013 and are accounted for under the cost method.

In addition to the investment in Holdings, the Corporation has a supply and distribution agreement with Party City and/or its affiliates dated December 31, 2009, with a purchase commitment of $22,500 spread over five years. The Corporation purchased party goods of $4,038, $5,531 and $6,435 during 2013, 2012 and 2011, respectively.

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

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, primarily those in mass merchandising, which is comprised of three distinct channels: mass merchandisers (including discount retailers), chain drug stores and supermarkets. In addition, the Corporation sells its products through a variety of other distribution channels, including card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items) as well as through its recently acquired retail operations in the UK. The Corporation also sells paper greeting cards through its Cardstore.com Web site, and, from time to time, the Corporation sells its products to independent, third-party distributors. These customers are located throughout the United States, Canada, the United Kingdom, Australia and New Zealand. Net sales to the Corporation’s five largest customers accounted for approximately 39%, 42% and 42% of total revenue in 2013, 2012 and 2011, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14%, 14% and 15% of total revenue in 2013, 2012 and 2011, respectively. Net sales to Target Corporation accounted for approximately 13%, 14% and 14% of total revenue in 2013, 2012 and 2011, respectively.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral to secure their obligation to the Corporation. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss exists from a concentration of credit.

Inventories: Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (“LIFO”) cost method is used for certain domestic inventories, which approximate 75% and 80% of the total pre-LIFO consolidated inventories at February 28, 2013 and February 29, 2012, respectively. The remaining domestic and international non-retail store inventories principally use the first-in, first-out (“FIFO”) method except for display material and factory supplies which are carried at average cost. Retail store inventories are carried at average cost. The Corporation allocates fixed production overhead to inventory based on the normal capacity of the production facilities. Abnormal amounts of idle facility expense, freight, handling costs and wasted material are treated as a current period expense. See Note 7 for further information.

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

Production expense totaled $3,360, $5,985 and $4,736 in 2013, 2012 and 2011, respectively, with no significant amounts related to changes in ultimate revenue estimates during these periods. These production costs are included in “Material, labor and other production costs” on the Consolidated Statement of Income. Amortization of production costs totaling $2,089, $3,646 and $3,380 in 2013, 2012 and 2011, respectively, are included in “Other—net” within “Operating Activities” on the Consolidated Statement of Cash Flows. The balance of deferred film production costs was $9,765 and $8,405 at February 28, 2013 and February 29, 2012, respectively, and is included in “Other assets” on the Consolidated Statement of Financial Position. The Corporation expects to recognize amortization of approximately $2,900 of production costs during the next twelve months.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans and related interest payable on the Consolidated Statement of Financial Position. The net balance was $25,998 and $23,849 as of February 28, 2013 and February 29, 2012, respectively. The net life insurance expense, including interest expense, is included in “Administrative and general expenses” on the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $11,427, $11,209 and $12,122 in 2013, 2012 and 2011, respectively.

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

Property and Depreciation: Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, software, equipment and fixtures are computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 40 years; computer hardware and software over 3 to 10 years; machinery and equipment over 3 to 15 years; and furniture and fixtures over 8 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement. Property, plant and equipment are reviewed for impairment in accordance with ASC Topic 360 (“ASC 360”), “Property, Plant and Equipment.” ASC 360 also provides a single accounting model for the disposal of long-lived assets. In accordance with ASC 360, assets held for sale are stated at the lower of their fair values less cost to sell or carrying amounts and depreciation is no longer recognized. See Note 8 for further information.

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

Sales at the recently acquired Clinton Cards retail stores (“Clinton Cards”) are recognized upon the sale of product to the consumer.

Subscription revenue, primarily for the AG Interactive segment, represents fees paid by customers for access to particular services for the term of the subscription. Subscription revenue is generally billed in advance and is recognized ratably over the subscription periods.

The Corporation has agreements for licensing the Care Bears and Strawberry Shortcake characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives monthly payments from the agents. Royalty revenue is generally recognized upon cash receipt and is recorded in “Other revenue.” Revenues and expenses associated with the servicing of these agreements are summarized as follows:

	2013	2012	2011
Royalty revenue	$24,740	$31,360	$32,016
Royalty expenses:
Material, labor and other production costs	$9,929	$13,516	$11,806
Selling, distribution and marketing expenses	7,336	11,368	14,046
Administrative and general expenses	1,848	1,748	1,697

	$19,113	$26,632	$27,549

Sales Taxes: Sales taxes are not included in net sales as the Corporation is a conduit for collecting and remitting taxes to the appropriate taxing authorities.

Translation of Foreign Currencies: Asset and liability accounts are translated into United States dollars using exchange rates in effect at the date of the Consolidated Statement of Financial Position; revenue and expense accounts are translated at average exchange rates during the related period. Translation adjustments are reflected as a component of shareholders’ equity within accumulated other comprehensive income. Upon sale, or upon complete or substantially complete liquidation of an investment in a foreign entity, that component of shareholders’ equity is reclassified as part of the gain or loss on sale or liquidation of the investment. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in “Other non-operating (income) expense—net” as incurred.

Shipping and Handling Fees: The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing expenses.” Shipping and handling costs were $132,508, $134,204 and $119,391 in 2013, 2012 and 2011, respectively.

Advertising Expenses: Advertising costs are expensed as incurred. Advertising expenses were $32,120, $25,718 and $12,079 in 2013, 2012 and 2011, respectively.

Income Taxes: Income tax expense includes both current and deferred taxes. Current tax expense represents the amount of income taxes paid or payable (or refundable) for the year, including interest and penalties. Deferred income taxes, net of appropriate valuation allowances, are recognized for the estimated future tax effects attributable to tax carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts realized for income tax purposes. The effect of a change to the deferred tax assets or liabilities as a result of new tax law, including tax rate changes, is recognized in the period that the tax law is enacted. Valuation allowances are recorded against deferred tax assets when it is more likely than not that such assets will not be realized. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. See Note 18 for further discussion.

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

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The provisions of this guidance are effective for interim and annual periods beginning after December 15, 2011. Effective March 1, 2012, the Corporation adopted the two consecutive statements approach for the presentation of components of net income (loss) and other comprehensive income (loss) and a total for comprehensive income (loss). The Corporation’s Consolidated Financial Statements include the Consolidated Statement of Comprehensive Income as a result of adopting this standard. In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to disclose additional information about changes in other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the income statement line items affected. The provisions of this guidance are effective prospectively for annual and interim periods beginning after December 15, 2012. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

In July 2012, the FASB issued ASU No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

NOTE 2 – ACQUISITIONS

Clinton Cards Acquisition

During the first quarter of 2013, the Corporation acquired all of the outstanding senior secured debt of Clinton Cards for $56,560 (£35,000) through Lakeshore Lending Limited (“Lakeshore”), a wholly-owned subsidiary of the Corporation organized under the laws of the United Kingdom. Subsequently, on May 9, 2012, Clinton Cards was placed into administration, a procedure similar to Chapter 11 bankruptcy in the United States. Prior to entering into administration, Clinton Cards had approximately 750 stores and annual revenues of approximately $600,000 across its two primary retail brands, Clinton Cards and Birthdays. The legacy Clinton Cards business had been an important customer to the Corporation’s international business for approximately forty years and was one of the Corporation’s largest customers.

As part of the administration process, the administrators (“Administrators”) of Clinton Cards and certain of its subsidiaries (the “Sellers”) conducted an auction of certain assets of the business of the Sellers that they believed constituted a viable ongoing business. Lakeshore bid $37,168 (£23,000) for certain of these remaining assets. The bid took the form of a “credit bid,” where the Corporation used a portion of the outstanding senior secured debt owed to Lakeshore by Clinton Cards to pay the purchase price for the assets. The bid was accepted by the Administrators and on June 6, 2012 the Corporation entered into an agreement with the Sellers and the Administrators for the purchase of certain assets and the related business of the Sellers.

Under the terms of the agreement, the Corporation expects to acquire approximately 400 stores from the Sellers, together with related inventory and overhead, as well as the Clinton Cards and related brands. The asset acquisition is expected to result in a net increase in the Corporation’s annual revenues of approximately $280,000, although the final number will depend on the ultimate number of stores acquired, which is subject to further negotiations with landlords at each respective location. The landlords must generally consent to the assignment of the leases for such stores on terms that are acceptable to the Corporation. If the Corporation cannot negotiate acceptable lease assignments, or if the applicable landlord withholds consent to the assignment of its store lease, then the Corporation may close the store, the store lease will be placed back into the administration process, and the Sellers will be responsible for any further obligations under the store lease. As of February 28, 2013, the Corporation has completed 295 lease assignments. The estimated future minimum rental payments for noncancelable operating leases related to these lease assignments are $255,381. In addition, assuming that the remaining landlords consent to terms proposed by the Corporation and the Corporation is able to successfully complete assignments for all of the approximately 400 stores, the estimated future minimum rental payments for noncancelable operating leases will be approximately $105,000 higher, resulting in a total estimated future minimum rental payments for noncancelable operating leases of approximately $360,000 related to acquired stores. Subsequent to year-end, we have completed an additional 62 lease assignments. As such, the total number of lease assignments was 357 as of April 24, 2013. The negotiations with landlords are expected to take approximately twelve months from the closing of the transaction on June 6, 2012.

The stores and assets not acquired by the Corporation remain part of the administration process. It is anticipated that these remaining assets not purchased by the Corporation will be liquidated and proceeds will be used to repay the creditors of the Sellers, including the Corporation. The Corporation will seek to recover the $19,392 (£12,000) remaining senior secured debt claim held by it through the liquidation process. However, based on the estimated recovery information provided by the Administrators, the Corporation recorded an aggregate charge of $8,106 relating to the senior secured debt it acquired in the current year’s first fiscal quarter. The remaining balance of the senior secured debt is included in “Prepaid expenses and other” on the Consolidated Statement of Financial Position. The liquidation process was originally expected to take approximately twelve months from the closing of the transaction on June 6, 2012. The process is currently expected to be completed by December 31, 2013.

Separate from the acquired senior secured debt, the Corporation had unsecured accounts receivable exposure to Clinton Cards. Based on the expected recovery shortfall on the senior secured debt described above, a majority of the unsecured accounts receivable is not expected to be collected. Accordingly, the Corporation recorded bad debt expense of $16,514 in 2013 relating to the unsecured accounts receivable. In addition, with the May 2012 announcement by the Administrators that all of Clinton Cards’ Birthdays (“Birthdays”) branded retail stores would be liquidated, the Corporation recorded an impairment charge of $3,981 for the deferred costs related to the Birthdays stores.

The charges incurred in 2013 associated with the aforementioned acquisition are reflected on the Consolidated Statement of Income as follows:

	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$3,981	$—	$—	$—	$3,981
Administrative and general expenses	—	16,514	7,129	—	23,643
Other operating expense (income) – net	—	—	—	8,106	8,106

	$3,981	$16,514	$7,129	$8,106	$35,730

These charges are reflected in the Corporation’s reportable segments as follows:

	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
International Social Expression Products	$3,981	$16,514	$—	$—	$20,495
Unallocated	—	—	7,129	8,106	15,235

	$3,981	$16,514	$7,129	$8,106	$35,730

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The estimated purchase price allocation is preliminary and subject to revision as valuation work and other analyses are still being conducted. The following represents the preliminary purchase price allocation:

Purchase price (in millions):
Credit bid	$37.2
Effective settlement of pre-existing relationships with the legacy Clinton Cards business	6.4
Cash acquired	(0.6)

$43.0

Allocation (in millions):
Inventory	$5.5
Property, plant and equipment	19.3
Intangible assets	21.7
Current liabilities assumed	(3.5)

$43.0

The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material at the date of acquisition. The acquired business is included in the Corporation’s Retail Operations segment.

Watermark Acquisition

On March 1, 2011, the Corporation’s European subsidiary, UK Greetings Ltd., acquired Watermark Publishing Limited and its wholly-owned subsidiary Watermark Packaging Limited (“Watermark”). Watermark was a privately held company located in Corby, England, and is considered a leader in the United Kingdom in the innovation and design of greeting cards. Under the terms of the transaction, the Corporation acquired 100% of the equity interests of Watermark for approximately $17,069 in cash. Cash paid for Watermark, net of cash acquired, was approximately $5,899 and is reflected in “Investing Activities” on the Consolidated Statement of Cash Flows.

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

NOTE 3 – OTHER INCOME AND EXPENSE

Other Operating Expense (Income)—Net

	2013	2012	2011
Impairment of Clinton Cards debt	$8,106	$—	$—
Gain on sale of intellectual properties	—	(4,500)	—
Termination of certain agency agreements	2,125	—	—
Loss (gain) on asset disposals	631	(461)	(3,463)
Gain on disposition of party goods product lines	—	—	(254)
Miscellaneous	(6,532)	(3,239)	(2,952)

Other operating expense (income) – net	$4,330	$(8,200)	$(6,669)

The Corporation recorded an impairment of $8,106 during 2013 related to the senior secured debt of Clinton Cards that the Corporation acquired during the first quarter. See Note 2 for further information.

In May 2012, the Corporation recorded expenses totaling $2,125 related to the termination of certain agency agreements associated with its licensing business.

“Miscellaneous” in 2013 included, among other things, a gain recognized on the sale of an insignificant non-card product line within the International Social Expression Products segment of $1,432 and a gain recognized on the disposition of assets within the AG Interactive segment of $1,134.

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

Also in June 2011, the Corporation sold certain minor character properties and recognized a gain of $4,500. The proceeds of $4,500 are included in “Proceeds from sale of intellectual properties” on the Consolidated Statement of Cash Flows.

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

In 2010, the Corporation entered into an asset purchase agreement under which it sold certain assets, equipment and processes used in the manufacture and distribution of party goods in the North American Social Expression Products segment to Party City for a purchase price of $24,880. Pursuant to the sale of these assets, equipment and processes, the Corporation recorded a gain of $34,178. An additional gain of $254 was recorded in 2011 as amounts previously estimated were finalized. Cash proceeds of $24,880, which were held in escrow and recorded as a receivable at February 28, 2010, were received in 2011 and are included in “Proceeds from escrow related to party goods transaction” on the Consolidated Statement of Cash Flows.

The 2012 and 2011 amounts included in “Loss (gain) on asset disposals” were reclassified to “other operating expense (income)—net” from “other non-operating (income) expense—net”.

Other Non-Operating (Income) Expense—Net

	2013	2012	2011
Gain on sale of Party City investment	$(4,293)	$—	$—
Foreign exchange (gain) loss	(2,783)	1,314	224
Rental income	(1,919)	(1,217)	(1,232)
Miscellaneous	(179)	24	(1,369)

Other non-operating (income) expense – net	$(9,174)	$121	$(2,377)

During 2013, the Corporation recorded a gain of $4,293 associated with the sale of a portion of its investment in Party City. See Note 1 for further information.

“Miscellaneous” in 2011 included, among other things, $1,300 of dividend income related to the Corporation’s investment in Party City.

NOTE 4 – EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share-assuming dilution:

	2013	2012	2011
Numerator (thousands):
Net income	$49,918	$57,198	$87,018

Denominator (thousands):
Weighted average shares outstanding	33,225	39,625	39,983
Effect of dilutive securities:
Share-based payment awards	797	663	1,262

Weighted average shares outstanding – assuming dilution	34,022	40,288	41,245

Earnings per share	$1.50	$1.44	$2.18

Earnings per share – assuming dilution	$1.47	$1.42	$2.11

Approximately 3.5 million, 2.5 million and 3.1 million stock options in 2013, 2012 and 2011, respectively, were excluded from the computation of earnings per share-assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective years.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of accumulated other comprehensive loss consisted of the following components:

	February 28, 2013	February 29, 2012	February 28, 2011
Foreign currency translation adjustments	$12,594	$23,609	$26,021
Pension and postretirement benefits adjustments, net of tax	(29,731)	(35,443)	(28,369)
Unrealized investment gain, net of tax	4	4	2

	$(17,133)	$(11,830)	$(2,346)

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

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	February 28, 2013	February 29, 2012
Allowance for seasonal sales returns	$24,574	$34,285
Allowance for outdated products	11,156	10,976
Allowance for doubtful accounts	3,419	4,480
Allowance for marketing funds	28,610	26,679
Allowance for rebates	31,771	27,648

	$99,530	$104,068

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $13,455 and $13,698 as of February 28, 2013 and February 29, 2012, respectively.

NOTE 7 – INVENTORIES

	February 28, 2013	February 29, 2012
Raw materials	$21,303	$17,565
Work in process	6,683	9,452
Finished products	278,573	242,767

	306,559	269,784
Less LIFO reserve	84,166	81,077

	222,393	188,707
Display material and factory supplies	20,054	20,238

	$242,447	$208,945

There were no material LIFO liquidations in 2013 and 2012. Inventory held on location for retailers with SBT arrangements, which is included in finished products, totaled approximately $60,000 and $52,000 as of February 28, 2013 and February 29, 2012, respectively.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

	February 28, 2013	February 29, 2012
Land	$19,104	$17,727
Buildings	205,071	186,205
Capitalized software	152,867	108,228
Equipment and fixtures	444,717	417,106

	821,759	729,266
Less accumulated depreciation	449,307	441,490

	$372,452	$287,776

During 2013, the Corporation disposed of approximately $36,000 of property, plant and equipment that included accumulated depreciation of approximately $34,000. During 2012, the Corporation disposed of approximately $19,000 of property, plant and equipment that included accumulated depreciation of approximately $18,000.

Depreciation expense totaled $44,326, $38,651 and $40,637 in 2013, 2012 and 2011, respectively. Interest expense capitalized was $2,355, $1,138 and $10 in 2013, 2012 and 2011, respectively.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350, the Corporation is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. During the fourth quarter of 2012, the Corporation’s market capitalization significantly declined as a result of decreases in its stock price. In connection with the preparation of its annual financial statements, the Corporation concluded the decline in the stock price and market capitalization were indicators of potential impairment which required the performance of an impairment analysis. Based on this analysis, it was determined that the fair values of the North American Social Expression Products segment, which is also the reporting unit, and the Corporation’s reporting unit located in the United Kingdom (the “UK Reporting Unit”) within the International Social Expression Products segment, were less than their carrying values. As a result, the Corporation impaired all goodwill, recording goodwill impairment charges of $21,254 and $5,900, which included all of the goodwill for the North American Social Expression Products segment and the UK Reporting Unit, respectively.

A summary of the changes in the carrying amount of the Corporation’s goodwill during the year ended February 29, 2012 by segment is as follows:

	North American Social Expression Products	International Social Expression Products	Total
Balance at February 28, 2011	$23,965	$4,938	$28,903
Adjustment related to income taxes	(2,711)	—	(2,711)
Acquisition	—	1,036	1,036
Impairment	(21,254)	(5,900)	(27,154)
Currency translation	—	(74)	(74)

Balance at February 29, 2012	$—	$—	$—

The above adjustment related to income taxes totaling $2,711, is a reduction related to second component goodwill, which results in a reduction of goodwill for financial reporting purposes when amortized for tax purposes. At the date of the acquisition of Recycled Paper Greetings, Inc. (“RPG”) during 2009, there were two components of tax-deductible goodwill specifically related to the operations of RPG. The first component of tax-deductible goodwill of approximately $28,170 is related to goodwill for financial reporting purposes. The remaining balance of that goodwill was impaired for financial reporting purposes in fiscal 2012 as discussed above. As a result, a deferred tax asset was recorded at that time. As the goodwill is amortized for tax purposes in the future, the deferred tax asset will be reversed. The second component of tax-deductible goodwill of approximately $89,806 is the amount of tax-deductible goodwill in excess of goodwill for financial reporting purposes. In accordance with ASC Topic 740, “Income Taxes,” the tax benefits associated with this excess can be applied to first reduce the amount of goodwill, and then other intangible assets for financial reporting purposes in the future, if and when such tax benefits are realized for income tax purposes. The 2013 adjustment for income taxes related to second component goodwill resulted in a reduction of other intangible assets totaling $2,731, which is included within “Accumulated Amortization” in the table below.

At February 28, 2013 and February 29, 2012, intangible assets, net of accumulated amortization, were $53,333 and $40,279, respectively. The following table presents information about these intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	February 28, 2013			February 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite useful lives:
Tradenames	$6,200	$—	$6,200	$6,200	$—	$6,200
Other	20,451	—	20,451	—	—	—

Subtotal	26,651	—	26,651	6,200	—	6,200
Intangible assets with finite useful lives:
Patents	5,325	(3,927)	1,398	4,953	(3,730)	1,223
Trademarks	9,714	(8,158)	1,556	11,702	(9,789)	1,913
Artist relationships	19,230	(8,034)	11,196	19,230	(4,824)	14,406
Customer relationships	16,725	(6,670)	10,055	25,262	(12,671)	12,591
Other	14,806	(12,329)	2,477	19,074	(15,128)	3,946

Subtotal	65,800	(39,118)	26,682	80,221	(46,142)	34,079

Total	$92,451	$(39,118)	$53,333	$86,421	$(46,142)	$40,279

The table above includes intangible assets totaling $20,451 in connection with the acquisition of Clinton Cards in 2013. Categorization of the Clinton Cards intangible assets will be determined upon finalization of the purchase price allocation in 2014; however, based on current information, the Corporation expects this amount to be categorized as tradenames or a combination of tradenames and goodwill, in either case, an asset with an indefinite useful life.

The required annual impairment test of indefinite-lived intangible assets was completed in the fourth quarter of 2013 and 2012 and based on the results of the testing, no impairment charges were recorded.

Amortization expense for intangible assets totaled $5,079, $5,015 and $4,583 in 2013, 2012 and 2011, respectively. Estimated annual amortization expense for the next five years will approximate $4,417 in 2014, $3,576 in 2015, $3,285 in 2016, $2,781 in 2017 and $2,686 in 2018.

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

A portion of the total consideration may not be paid by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” on the Consolidated Statement of Financial Position and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains an allowance for deferred costs related to supply agreements of $7,900 and $10,000 at February 28, 2013 and February 29, 2012, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Deferred costs and future payment commitments were as follows:

	February 28, 2013	February 29, 2012
Prepaid expenses and other	$93,873	$94,071
Other assets	332,159	395,397

Deferred cost assets	426,032	489,468
Other current liabilities	(61,282)	(45,891)
Other liabilities	(92,153)	(137,360)

Deferred cost liabilities	(153,435)	(183,251)

Net deferred costs	$272,597	$306,217

A summary of the changes in the carrying amount of the Corporation’s net deferred costs during the years ended February 28, 2013, February 29, 2012 and February 28, 2011 is as follows:

Balance at February 28, 2010	$287,965
Payments	83,919
Amortization	(98,181)
Currency translation	1,543

Balance at February 28, 2011	275,246
Payments	134,247
Amortization	(102,993)
Currency translation	(283)

Balance at February 29, 2012	306,217
Payments	82,474
Amortization	(109,543)
Effective settlement of Clinton Cards contract upon acquisition	(6,192)
Currency translation	(359)

Balance at February 28, 2013	$272,597

NOTE 11 – DEBT

There was no debt due within one year as of February 28, 2013 and February 29, 2012.

Long-term debt and their related calendar year due dates as of February 28, 2013 and February 29, 2012, respectively, were as follows:

	February 28, 2013	February 29, 2012
7.375% senior notes, due 2021	$225,000	$225,000
Revolving credit facility, due 2017	61,200	—
6.10% senior notes, due 2028	181	181

	$286,381	$225,181

At February 28, 2013, the balance outstanding on the revolving credit facility bears interest at a rate of approximately 1.5%. In addition to the balance outstanding on the aforementioned agreement, the Corporation also finances certain transactions with some of its vendors, which include a combination of various guaranties and letters of credit. At February 28, 2013, the Corporation had credit arrangements under a credit facility and an accounts receivable facility to support the letters of credit up to $130,800 with $27,505 of credit outstanding.

Aggregate maturities of long-term debt, by fiscal year, are as follows:

2014	$—
2015	—
2016	—
2017	61,200
2018	—
Thereafter	225,181

$286,381

Interest paid in cash on long-term debt was $19,184, $34,946 and $21,637 in 2013, 2012 and 2011, respectively.

7.375% Senior Notes Due 2021

On November 30, 2011, the Corporation closed a public offering of $225,000 aggregate principal amount of 7.375% senior notes due 2021 (the “2021 Senior Notes”). The net proceeds from this offering were used to finance the cash tender offers for all the existing 7.375% senior notes and notes due 2016 which include the original $200,000 of 7.375% senior notes issued on May 24, 2006 (the “Original Senior Notes”), the additional $22,000 of 7.375% senior notes issued on February 24, 2009 (the “Additional Senior Notes,” together with the Original Senior Notes, the “2016 Senior Notes”) and the $32,686 of 7.375% notes issued on February 24, 2009 (the “2016 Notes,” together with the 2016 Senior Notes, the “Notes”). The cash tenders were commenced on November 15, 2011, where, in the fourth quarter, the Corporation purchased $180,358 and $24,514 aggregate principal amount of 2016 Senior Notes and 2016 Notes, respectively, representing approximately 81% and 75% of the aggregate principal amount of the outstanding 2016 Senior Notes and 2016 Notes, respectively. On December 15, 2011, the Corporation redeemed the remaining $49,814 of the Notes that were not repurchased pursuant to the tender offers. In connection with these transactions, the Corporation wrote off the remaining unamortized discount and deferred financing costs related to the Notes, totaling $21,711, as well as recorded a charge of $9,101 for the consent payments, tender fees, call premium and other fees. Both amounts totaling $30,812 are included in “Interest expense” on the Consolidated Statement of Income.

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

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $233,577 (at a carrying value of $225,181) and $239,562 (at a carrying value of $225,181) at February 28, 2013 and February 29, 2012, respectively. We anticipate that if the Merger (as defined in Note 19) is consummated as contemplated by the Merger Agreement (as defined in Note 19), the 2021 Senior Notes will remain outstanding.

Credit Facility

The Corporation is a party to a $400,000 senior secured credit agreement (the “Credit Agreement”), under which there were $61,200 borrowings outstanding as of February 28, 2013. There were no borrowings under the Credit Agreement as of February 29, 2012.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $61,200 (at a carrying value of $61,200) at February 28, 2013.

Under the original terms of the Credit Agreement, the Corporation was permitted to borrow, on a revolving basis, up to $350,000 (with an ability to increase this amount by $50,000 to $400,000) during a five year term from June 11, 2010 through June 11, 2015. On January 18, 2012, the Corporation amended its Credit Agreement, to, among other things, extend the expiration date of the Credit Agreement from June 11, 2015 to January 18, 2017, and increase the maximum principal amount that can be borrowed, on a revolving basis, from $350,000 to $400,000, with the continued ability to further increase such maximum principal amount from $400,000 to $450,000, subject to customary conditions.

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

On December 19, 2012, the Corporation further amended its Credit Agreement to modify the definition of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to permit, as of February 28, 2013, certain add-backs for specific non-recurring expenses related to the Clinton Cards acquisition.

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

Accounts Receivable Facility

The Corporation is also a party to an accounts receivable facility that, as amended on September 21, 2012, provides funding of up to $50,000, under which there were no borrowings outstanding as of February 28, 2013 and February 29, 2012; however, outstanding letters of credit issued under the accounts receivable program totaled $27,505 as of February 28, 2013, which reduced the total credit availability thereunder. Prior to the amendment, the accounts receivable facility provided funding of up to $70,000. Also, on September 21, 2012, the liquidity commitments under the accounts receivable facility were renewed for an additional year and the facility’s term was extended an additional three years from September 21, 2012 to October 1, 2015.

Under the terms of the accounts receivable facility, the Corporation sells accounts receivable to AGC Funding Corporation (a wholly-owned, consolidated subsidiary of the Corporation), which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility.

The interest rate under the accounts receivable securitization facility is based on (i) commercial paper interest rates, (ii) LIBOR rates plus an applicable margin or (iii) a rate that is the higher of the prime rate as announced by the applicable purchaser financial institution or the federal funds rate plus 0.50%. AGC Funding pays an annual commitment fee that ranges from 35 to 45 basis points on the unfunded portion of the accounts receivable securitization facility, based on the level of utilization, together with customary administrative fees on letters of credit that have been issued and on outstanding amounts funded under the facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

The accounts receivable facility contains representations, warranties, covenants and indemnities customary for facilities of this type, including the obligation of the Corporation to maintain the same consolidated leverage ratio as it is required to maintain under its Credit Agreement.

At February 28, 2013, the Corporation was in compliance with the financial covenants under its borrowing agreements described above.

NOTE 12 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The Corporation has a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $7,536, $9,401 and $9,759 for 2013, 2012 and 2011, respectively. In addition, the Corporation matches a portion of employee 401(k) contributions. The Corporation’s matching contributions were $6,273, $5,976 and $4,875 for 2013, 2012 and 2011, respectively.

The Corporation also has defined contribution plans that cover certain employees in the United Kingdom. Under these plans, the employees contribute to the plans and the Corporation matches a portion of the employee contributions. The Corporation’s matching contributions were $1,970, $2,012 and $1,226 for 2013, 2012 and 2011, respectively.

The Corporation also participates in a multiemployer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multiemployer plan, representing contributions to the plan, was $544, $513 and $467 in 2013, 2012 and 2011, respectively.

The Corporation has nonqualified deferred compensation plans that provide certain officers and directors with the opportunity to defer receipt of compensation and director fees, respectively, including compensation received in the form of the Corporation’s common shares. The Corporation generally funds these deferred compensation liabilities by making contributions to a rabbi trust. On December 8, 2011, the Corporation froze the deferred compensation plans. Accordingly, participants are no longer permitted to make new deferral elections, although deferral elections previously made will continue to be honored and amounts already deferred may be re-deferred in accordance with deferred compensation plans. In accordance with ASC Topic 710-10-25, “Compensation – Recognition – Deferred Compensation – Rabbi Trusts,” both the trust assets and the related obligation associated with deferrals of the Corporation’s common shares are recorded in equity at cost and offset each other. There were approximately 0.2 million common shares in the trust at February 28, 2013 with a cost of $3,143 compared to approximately 0.2 million common shares with a cost of $2,772 at February 29, 2012.

In 2001, in connection with its acquisition of Gibson Greetings, Inc. (“Gibson”), the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Gibson Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Gibson Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Gibson Retirement Plan has a measurement date of February 28 or 29. No contributions were made to the plan in either 2013 or 2012. The Gibson Retirement Plan was underfunded at February 28, 2013 and February 29, 2012.

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

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time United States employees who meet certain age, service and other requirements. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The Corporation maintains a trust for the payment of retiree health care benefits. This trust is funded at the discretion of management. The plan has a measurement date of February 28 or 29. The Corporation made changes to its postretirement health care plan in 2011 by reducing the employer subsidy by the Corporation for certain groups as well as removing the death coverage for the spouses of active employees and removing the disability coverage for disabled employees unless the employee was already eligible for retiree medical coverage at the time of death or disability.

The following table sets forth summarized information on the defined benefit pension plans and postretirement benefits plan:

	Pension Plans		Postretirement Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$184,344	$170,160	$82,344	$91,035
Service cost	1,369	1,106	684	726
Interest cost	7,394	8,353	2,841	3,929
Participant contributions	22	29	3,963	4,585
Retiree drug subsidy payments	—	—	822	1,072
Plan amendments	232	924	—	—
Actuarial loss (gain)	6,970	15,310	(15,880)	(10,726)
Benefit payments	(11,035)	(11,036)	(7,322)	(8,277)
Currency exchange rate changes	(1,150)	(502)	—	—

Benefit obligation at end of year	188,146	184,344	67,452	82,344
Change in plan assets:
Fair value of plan assets at beginning of year	106,341	107,881	57,563	66,935
Actual return on plan assets	7,774	7,172	1,319	(1,301)
Employer contributions	2,424	2,736	(3,729)	(4,379)
Participant contributions	22	29	3,963	4,585
Benefit payments	(11,035)	(11,036)	(7,322)	(8,277)
Currency exchange rate changes	(1,005)	(441)	—	—

Fair value of plan assets at end of year	104,521	106,341	51,794	57,563

Funded status at end of year	$(83,625)	$(78,003)	$(15,658)	$(24,781)

Amounts recognized on the Consolidated Statement of Financial Position consist of the following:

	Pension Plans		Postretirement Benefits
	2013	2012	2013	2012
Accrued compensation and benefits	$(2,267)	$(2,257)	$—	$—
Other liabilities	(81,358)	(75,746)	(15,658)	(24,781)

Net amount recognized	$(83,625)	$(78,003)	$(15,658)	$(24,781)

Amounts recognized in accumulated other comprehensive loss (income):
Net actuarial loss (gain)	$71,385	$69,632	$(16,397)	$(3,081)
Net prior service cost (credit)	1,522	1,531	(6,780)	(8,855)
Net transition obligation	30	37	—	—

Accumulated other comprehensive loss (income)	$72,937	$71,200	$(23,177)	$(11,936)

For the defined benefit pension plans, the estimated net loss, prior service cost and transition obligation that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are approximately $3,610, $195 and $6, respectively. For the postretirement benefit plan, the estimated net gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately ($870) and ($1,300), respectively.

The following table presents significant weighted-average assumptions to determine benefit obligations and net periodic benefit cost:

	Pension Plans		Postretirement Benefits
	2013	2012	2013	2012
Weighted average discount rate used to determine:
Benefit obligations at measurement date
U.S.	3.75-4.00%	4.00-4.25%	3.75%	4.00%
International	3.90%	4.45%	N/A	N/A
Net periodic benefit cost
U.S.	4.00-4.25%	5.25%	4.00%	5.50%
International	4.45%	5.15%	N/A	N/A
Expected long-term return on plan assets:
U.S.	6.75%	7.00%	6.50%	7.00%
International	5.25%	5.50%	N/A	N/A
Rate of compensation increase:
U.S.	6.50%	6.50%	N/A	N/A
International	3.00%	3.00%	N/A	N/A
Health care cost trend rates:
For year following February 28 or 29	N/A	N/A	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year the rate reaches the ultimate trend rate	N/A	N/A	2021	2021

For 2013, the net periodic pension cost for the pension plans was based on long-term asset rates of return as noted above. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy, current mix of investments and historical return for the asset classes.

For 2013, the Corporation assumed a long-term asset rate of return of 6.50% to calculate the expected return for the postretirement benefit plan. In developing the expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical compounded returns for such asset classes.

	2013	2012
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$140	$210
Accumulated postretirement benefit obligation	2,304	3,854
Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(122)	(184)
Accumulated postretirement benefit obligation	(2,011)	(3,332)

The following table presents selected pension plan information:

	2013	2012
For all pension plans:
Accumulated benefit obligation	$180,558	$177,489
For pension plans that are not fully funded:
Projected benefit obligation	187,855	184,041
Accumulated benefit obligation	180,267	177,186
Fair value of plan assets	104,230	106,038

A summary of the components of net periodic benefit cost for the pension plans is as follows:

	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$1,369	$1,106	$957
Interest cost	7,394	8,353	8,757
Expected return on plan assets	(6,473)	(6,858)	(6,588)
Amortization of transition obligation	7	6	6
Amortization of prior service cost	240	240	178
Amortization of actuarial loss	3,514	2,126	133
Settlements	—	—	(3)

Net periodic benefit cost	6,051	4,973	3,440
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	5,657	14,996	1,175
Prior service cost	231	924	198
Amortization of prior service cost	(240)	(240)	(178)
Amortization of actuarial loss	(3,514)	(2,126)	(133)
Amortization of transition obligation	(7)	(6)	(6)
Settlements	—	—	3

Total recognized in other comprehensive income	2,127	13,548	1,059

Total recognized in net periodic benefit cost and other comprehensive income	$8,178	$18,521	$4,499

A summary of the components of net periodic benefit cost for the postretirement benefit plan is as follows:

	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$684	$726	$2,290
Interest cost	2,841	3,929	6,014
Expected return on plan assets	(3,430)	(4,310)	(4,503)
Amortization of prior service credit	(2,075)	(2,461)	(7,712)
Amortization of actuarial (gain) loss	(452)	(766)	1,078

Net periodic benefit cost	(2,432)	(2,882)	(2,833)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial gain	(13,768)	(5,115)	(21,265)
Prior service credit added during the year	—	—	(7,263)
Amortization of actuarial gain (loss)	452	766	(1,078)
Amortization of prior service credit	2,075	2,461	7,712

Total recognized in other comprehensive income	(11,241)	(1,888)	(21,894)

Total recognized in net periodic benefit cost and other comprehensive income	$(13,673)	$(4,770)	$(24,727)

At February 28, 2013 and February 29, 2012, the assets of the plans are held in trust and allocated as follows:

	Pension Plans		Postretirement Benefits
	2013	2012	2013	2012	Target Allocation
Equity securities:
U.S.	51%	51%	27%	30%	15%—30%
International	33%	31%	N/A	N/A	N/A
Debt securities:
U.S.	48%	48%	69%	69%	65%—85%
International	64%	64%	N/A	N/A	N/A
Cash and cash equivalents:
U.S.	1%	1%	4%	1%	0%—15%
International	3%	5%	N/A	N/A	N/A

As of February 28, 2013, the investment policy for the U.S. pension plans targets an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due. The investment policy for the international pension plans targets an approximately 30/65/5 distribution between equity securities, debt securities and cash and cash equivalents.

The investment policy for the postretirement benefit plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed, with debt securities averaging approximately 2.5 years to maturity with a credit rating of ‘A’ or better. This policy is subject to review and change.

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2013:

	Fair value at February 28, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$713	$—	$713
Equity securities (collective funds)	41,106	—	41,106
Fixed-income funds	38,223	—	38,223
International plans:
Short-term investments	651	—	651
Equity securities (collective funds)	8,193	—	8,193
Fixed-income funds	15,635	—	15,635

Total	$104,521	$—	$104,521

The following table summarizes the fair value of the defined benefit pension plan assets at February 29, 2012:

	Fair value at February 29, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$710	$—	$710
Equity securities (collective funds)	41,322	—	41,322
Fixed-income funds	39,510	—	39,510
International plans:
Short-term investments	1,163	—	1,163
Equity securities (collective funds)	7,753	—	7,753
Fixed-income funds	15,883	—	15,883

Total	$106,341	$—	$106,341

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2013:

	Fair value at February 28, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$1,706	$—	$1,706
Equity securities	14,195	14,195	—
Fixed-income funds	35,893	—	35,893

Total	$51,794	$14,195	$37,599

The following table summarizes the fair value of the postretirement benefit plan assets at February 29, 2012:

	Fair value at February 29, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$849	$—	$849
Equity securities	17,245	17,245	—
Fixed-income funds	39,469	—	39,469

Total	$57,563	$17,245	$40,318

Short-term investments: Short-term investments, which are primarily money market funds, are valued based on exit prices or net asset values. These investments are generally classified as Level 2 since the valuations use observable inputs.

Equity securities: The fair value of collective funds is valued at the closing net asset value or at the executed exchange trade prices. Pricing for these securities is typically provided by a recognized pricing service. Generally, these collective fund investments are classified as Level 2 because the valuations are based on observable inputs. Common stock and exchange traded mutual funds are valued at the closing price reported on the active market on which such securities are traded. These investments are classified as Level 1 because a quoted price in an active market is available.

Fixed-income funds: Fixed-income funds primarily consist of U.S. and foreign-issued corporate notes and bonds, convertible bonds, asset-backed securities, government agency obligations, government obligations, municipal bonds and interest-bearing commercial paper. The fair value of these securities is valued using evaluated prices provided by a recognized pricing service. Because the evaluated prices are based on observable inputs, such as dealer quotes, available trade information, spread, bids and offers, prepayment speeds, U.S. Treasury curves and interest rate movements, securities in this category are classified as Level 2.

Although the Corporation does not anticipate that contributions to the Gibson Retirement Plan will be required in 2014, it may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Corporation are not expected to exceed deductible limits in accordance with Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute approximately $2,100 to the Supplemental Executive Retirement Plan in 2014 which represents the expected benefit payment for that period. The plan is a nonqualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

In addition, the Corporation expects to contribute $250 to the postretirement benefit plan in 2014.

The benefits expected to be paid out are as follows:

		Postretirement Benefits
	Pension Plans	Excluding Effect of Medicare Part D Subsidy	Including Effect of Medicare Part D Subsidy
2014	$11,235	$4,519	$3,832
2015	11,507	4,528	3,915
2016	11,565	4,534	3,864
2017	11,567	4,489	4,323
2018	11,566	4,464	4,311
2019 – 2023	56,629	21,737	20,973

NOTE 13 – LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are approximately 8 years. Rental expense under operating leases for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 is as follows:

	2013	2012	2011
Gross rentals	$66,840	$30,641	$33,452
Sublease rentals	(7,758)	(11,332)	(16,387)

Net rental expense	$59,082	$19,309	$17,065

At February 28, 2013, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2014	$52,349
2015	48,736
2016	44,056
2017	39,303
2018	32,187
Later years	75,361

291,992
Sublease rentals	(11,812)

Net rentals	$280,180

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

The Corporation is currently negotiating lease terms with a number of landlords related to the Clinton Cards acquisition. As of February 28, 2013, the Corporation has completed 295 lease assignments. The estimated future minimum rental payments for noncancelable operating leases related to these lease assignments are $255,381. In addition, assuming that the remaining landlords consent to terms proposed by the Corporation and the Corporation is able to successfully complete assignments for all of the approximately 400 stores, the estimated future minimum rental payments for noncancelable operating leases will be approximately $105,000 higher, resulting in a total estimated future minimum rental payments for noncancelable operating leases of approximately $360,000 related to acquired stores. Subsequent to year-end, we have completed an additional 62 lease assignments. As such, the total number of lease assignments was 357 as of April 24, 2013.

NOTE 14 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets measured at fair value as of February 28, 2013:

	February 28, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$10,636	$9,175	$1,461	$—

The following table summarizes the financial assets measured at fair value as of February 29, 2012:

	February 29, 2012	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$9,198	$7,756	$1,442	$—

The deferred compensation plan includes investments in mutual funds and a money market fund. Assets held in mutual funds were recorded at fair value, which was considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. The money market fund was classified as Level 2 as substantially all of the fund’s investments were determined using amortized cost. Although the Corporation is under no obligation to fund employees’ nonqualified accounts, the fair value of the offsetting nonqualified deferred compensation liability is based on the fair value of the plan’s assets.

NOTE 15 – COMMON SHARES AND STOCK-BASED COMPENSATION

At February 28, 2013 and February 29, 2012, common shares authorized consisted of 187,600,000 Class A and 15,832,968 Class B common shares.

Class A common shares have one vote per share and Class B common shares have ten votes per share. There is no public market for the Class B common shares of the Corporation. Pursuant to the Corporation’s Amended and Restated Articles of Incorporation, a holder of Class B common shares may not transfer such Class B common shares (except to permitted transferees, a group that generally includes members of the holder’s extended family, family trusts and charities) unless such holder first offers such shares to the Corporation for purchase at the most recent closing price for the Corporation’s Class A common shares. While it is the Corporation’s general policy to repurchase Class B common shares whenever they are offered by a holder, if the Corporation does not purchase such Class B common shares, the holder must convert such shares, on a share for share basis, into Class A common shares prior to any transfer, other than to a permitted transferee. Repurchases of Class B common shares were suspended following the Going Private Proposal as defined in Note 16 and referred to in Note 19.

Stock Options

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

Stock option transactions and prices are summarized as follows:

	Number of Class A Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 29, 2012	3,597,427	$20.96	5.2	$3,375
Exercised	(117,520)	16.06
Expired	(30,480)	14.90
Forfeited	(213,474)	23.40

Outstanding at February 28, 2013	3,235,953	$21.23	4.3	$3,352

Exercisable at February 28, 2013	3,235,953	$21.23	4.3	$3,352

	Number of Class B Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 29, 2012	857,581	$23.06	4.7	$420
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at February 28, 2013	857,581	$23.06	3.7	$489

Exercisable at February 28, 2013	821,123	$22.99	3.6	$489

The weighted average fair value per share of options granted during 2011 was $10.43. No stock options were granted in 2013 or 2012. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

2011
Risk-free interest rate	1.4%
Dividend yield	2.3%
Expected stock volatility	0.81
Expected life in years	2.3

Performance Shares

The performance shares represent the right to receive common shares, at no cost to the employee, upon the achievement of management objectives over the performance period and, if applicable, the satisfaction of service-based vesting requirements. Compensation expense associated with performance shares is recognized on a straight-line basis over the vesting period which begins on the date of award. The expense recognized each period is dependent upon an estimate of the number of shares that will ultimately be issued.

In 2013, the Corporation introduced a performance share program that is designed to reward the Corporation’s officers and certain management employees for the attainment of performance objectives over a three-year measurement period. To transition to this multi-year program, 684,810 Class A and 359,496 Class B performance shares were initially granted and equally divided into three separate tranches.

Each tranche contains specified achievement levels consisting of unit sales and expense efficiency targets over three separate, but sequentially cumulative performance periods as follows:

•	Tranche 1 – performance period March 1, 2012 to February 28, 2013

•	Tranche 2 – performance period March 1, 2012 to February 28, 2014

•	Tranche 3 – performance period March 1, 2012 to February 28, 2015

Achievement of performance criteria may range from 0% to 200% of the initial number of shares awarded in each tranche. As of February 28, 2013, 222,996 Class A and 114,800 Class B performance shares were credited to participants based on the level of achievement of Tranche 1 performance objectives. All shares credited to participants under this program, subject to service-based vesting requirements, will vest on February 28, 2015. All of the performance shares granted to Zev Weiss, the Corporation’s Chief Executive Officer and the performance shares granted to Jeffrey Weiss, the Corporation’s President and Chief Operating Officer for the three-year performance period ended February 28, 2015 are conditioned upon the approval of an amendment to the 2007 Omnibus Incentive Compensation Plan to increase the number of Class B common shares available thereunder by an amount that is sufficient to cover the maximum number of shares that may be issued upon vesting of the performance shares. If such shareholder approval is not obtained, the grant of performance shares will automatically terminate, and Zev Weiss and Jeffrey Weiss will have no right to receive the performance shares or any shares subject thereto. However, as a result of the Corporation entering into the Merger Agreement (as defined in Note 19), the Corporation is not seeking an amendment to the 2007 Omnibus Incentive Compensation Plan. If the transaction contemplated by the Merger Agreement is consummated, the performance shares granted to Zev Weiss and Jeffrey Weiss will be cancelled without the payment of any consideration.

In 2010, performance shares were awarded to certain employees, including executive officers. Shares issued under this award were based upon attaining pre-defined annual earnings targets over up to three annual performance periods and completing two years of continuous service thereafter. The required performance objectives were met in each of the first two years of this program. Accordingly, 746,000 and 709,000 performance shares were credited to participants in 2011 and 2010, respectively. As the management objectives for this award were fully satisfied within the first two performance periods, there was no performance period in 2012.

The following table summarizes the activity related to performance shares during 2013:

	Number of Class A Performance Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 29, 2012	249,000	1.0	$3,735
Credited	697,055
Vested	(235,209)
Forfeited	(99,284)

Unvested at February 28, 2013	611,562	2.2	$9,907

	Number of Class B Performance Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 29, 2012	47,000	1.0	$705
Credited	354,464
Vested	(47,000)
Forfeited	—

Unvested at February 28, 2013	354,464	2.2	$5,742

The fair value per share of the performance shares awarded in 2013 and 2011 was $12.72 and $10.20, respectively. The fair value of the performance shares was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2013	2011
Risk-free interest rate	0.38%	1.62%
Dividend yield	4.20%	4.38%
Expected stock volatility	0.43	0.76
Expected life in years	2.8	2.5

Restricted Stock Units

The Corporation awards restricted stock units to officers and other key employees. The restricted stock units represent the right to receive Class A common shares or Class B common shares, at no cost to the employee, upon the satisfaction of a two or three-year continuous service-based vesting period. The awards have a graded-vesting feature and compensation expense is recognized over the requisite service period for each separately vesting tranche. The expense recognized each period is dependent upon an estimate of the number of stock units that will ultimately vest.

The following table summarizes the activity related to restricted stock units during 2013:

	Number of Class A Restricted Stock Units	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 29, 2012	291,495	0.6	$4,372
Granted	358,000
Vested	(173,912)
Forfeited	(27,885)

Unvested at February 28, 2013	447,698	0.6	$7,253

	Number of Class B Restricted Stock Units	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 29, 2012	74,269	1.0	$1,114
Granted	72,648
Vested	(29,316)
Forfeited	—

Unvested at February 28, 2013	117,601	0.9	$1,905

The weighted average fair value per share of restricted stock unit awards was $14.93, $22.64 and $23.65 in 2013, 2012 and 2011, respectively. The fair value of the restricted stock units is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.29%	0.67%	1.09%
Dividend yield	3.79%	2.60%	2.30%
Expected stock volatility	0.42	0.59	0.90
Expected life in years	1.6	1.6	1.6

The risk-free interest rate was based upon the U.S. Treasury yield curve at the time of the grant. Dividend yield was estimated using the Corporation’s annual dividend in the year when the award was granted. Historical information was the primary basis for the estimates of expected stock volatility and expected life of the award.

Total stock-based compensation expense, recognized in “Administrative and general expenses” on the Consolidated Statement of Income, was $10,743, $10,982 and $13,017 in 2013, 2012 and 2011, respectively. As of February 28, 2013, the Corporation had unrecognized compensation expense of approximately $25, $8,887, and $2,901 before taxes, related to stock options, performance shares and restricted stock units, respectively. The unrecognized compensation expense is expected to be recognized over an average period of approximately one and one-half years. Cash received from stock options exercised for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, was $1,259, $13,310, and $18,842, respectively. The total intrinsic value from the exercise of stock-based payment awards was $7,423, $17,117 and $16,666 in 2013, 2012 and 2011, respectively. The actual tax benefit realized from the exercise of stock-based payment awards totaled $2,929, $6,705 and $6,510 for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, respectively.

The number of shares available for future grant at February 28, 2013 is 436,714 Class A common shares and zero Class B common shares.

NOTE 16 – CONTINGENCY

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

Baker/Collier Litigation

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

On January 24, 2013, the parties reached a settlement in principle in both cases that, if approved by the Court, will fully and finally resolve all of the claims of the Wolfe and Collier estates, as well as the classes they seek to represent. The settlement was a product of extensive negotiations and a private mediation. It anticipates that the Court will consolidate the two cases and certify a single class that consists of the heirs or estates of the estates and heirs of all former American Greetings Corporation employees (i) who are deceased; (ii) who were not officers or directors of American Greetings; (iii) who were insured under one of the following corporate owned life insurance plans: Provident Life & Accident 61153, Provident Life & Accident 61159, Mutual Benefit Life Insurance Company 111, Connecticut General ENX219, and Hartford Life Insurance Company 361; and (iv) for whom American Greetings has received a death benefit on or before the date on which the Court enters the Order of Preliminary Approval. If finally approved by the Court, American Greetings Corporation will deposit $12,500 into a settlement fund to be distributed in its entirety to those members of the class who present valid claims, their counsel, and a settlement administration vendor. On April 19, 2013, the parties filed a joint motion seeking the Court’s preliminary approval of the settlement and are awaiting the Court’s approval of the settlement. If and when the settlement is approved, notice will be provided to potential class members, a hearing will be held, and the Court will entertain final approval of the settlement.

Carter/Wolfe/LMPERS Litigation

On September 26, 2012, we announced that our Board of Directors received a non-binding proposal from Zev Weiss, the Corporation’s Chief Executive Officer, and Jeffrey Weiss, the Corporation’s President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of the outstanding Class A common shares and Class B common shares of the Corporation not currently owned by them (the “ Going Private Proposal”). On September 27, 2012, Dolores Carter, a purported shareholder, filed a putative shareholder derivative and class action lawsuit (the “Carter Action”) in the Court of Common Pleas in Cuyahoga County, Ohio (the “Cuyahoga County Court”), against American Greetings Corporation and all of the members of the board of directors (“Carter Defendants”). The Carter Action alleges, among other things, that the directors of the Corporation breached their fiduciary duties owed to shareholders in evaluating and pursuing the proposal. The Carter Action further alleges claims for aiding and abetting breaches of fiduciary duty. Among other things, the Carter Action seeks declaratory relief. Subsequently, six more lawsuits were filed in the Cuyahoga County Court purporting to advance substantially similar claims on behalf of American Greetings against the members of the board of directors and, in certain cases, additional direct claims against American Greetings. One lawsuit was voluntarily dismissed. The other lawsuits, which remain pending, were consolidated by Judge Richard J. McMonagle on December 6, 2012 (amended order dated December 18, 2012) as In re American Greetings Corp. Shareholder Litigation, Lead Case No. CV 12 792421. Lead Plaintiffs and Lead Plaintiffs’ Counsel also were appointed. Lead Plaintiffs’ Counsel has served written discovery on the Corporation and has communicated its intent to file a motion for a preliminary injunction to prevent the merger from moving forward.

On April 30, 2013, Lead Plaintiffs’ Counsel also filed a Consolidated Class Action Complaint. The Consolidated Complaint brings a single class claim against the defendants for breach of fiduciary duties and aiding and abetting. The plaintiffs allege that the preliminary proxy statement on Schedule 14A filed with the SEC on April 17, 2013 omits information necessary to permit the Corporation’s shareholders to determine if the Merger is in their best interest, that the controlling shareholders have abused their control of the Corporation, that the special committee appointed to oversee the transaction is not independent, and that the other members of the board are also not independent.

On November 6, 2012, R. David Wolfe, a purported shareholder, filed a putative class action (the “Wolfe Action”) in the United States District Court for the Northern District of Ohio (the “Federal Court”) against certain members of the Weiss Family and the Irving I. Stone Oversight Trust, the Irving Stone Limited Liability Company, the Irving I. Stone Support Foundation, and the Irving I. Stone Foundation (“Stone Entities”) alleging breach of fiduciary duties in proposing and pursuing the proposal, as well as against American Greetings, seeking, among other things, declaratory relief. Shortly thereafter, on November 9, 2012, the Louisiana Municipal Police Employees’ Retirement System also filed a purported class action in the Federal Court (the “LMPERS Action”) asserting substantially similar claims against the same defendants and seeking substantially similar relief.

On November 30, 2012, plaintiffs in the Wolfe and LMPERS Actions filed motions (1) to consolidate the Wolfe and LMPERS Actions, (2) for appointment as co-lead plaintiffs, (3) for appointment of co-lead counsel, and, in the Wolfe Action only, (4) for partial summary judgment. On December 14, 2012, the Corporation filed its oppositions to the motions (a) to consolidate the Wolfe and LMPERS Actions, (b) for appointment as co-lead plaintiffs, and (c) for appointment of co-lead counsel. On the same day, the Corporation also moved to dismiss both the Wolfe and LMPERS Actions. The Corporation answered both complaints on January 8, 2013, and on January 11, 2013, it filed its opposition to the motion for partial summary judgment. On February 14, 2013, the federal court dismissed both the Wolfe and LMPERS Actions for lack of subject matter jurisdiction. On March 15, 2013, plaintiffs in both the Wolfe and LMPERS Actions filed notices of appeal with the Sixth Circuit Court of Appeals. Wolfe subsequently moved to voluntarily dismiss his appeal on April 18, 2013, and the Sixth Circuit granted his motion the following day. On May 5, 2013, counsel for LMPERS advised the Corporation that it intends to voluntarily dismiss its appeal as well.

Plaintiffs in the Wolfe and LMPERS Actions alleged, in part, that Article Seventh of the Corporation’s articles of incorporation prohibited the special committee from, among other things, evaluating the merger. The Corporation considered these allegations and concluded that the Article is co-extensive with Ohio law and thus allows the Corporation to engage in any activity authorized by Ohio law. The Corporation also has consistently construed Article Seventh as permitting directors to approve a transaction so long as they are both disinterested and independent.

On April 17, 2013, R. David Wolfe filed a new derivative and putative class action (“Wolfe Action II”) in the United States District Court for the Northern District of Ohio against the Corporation’s directors, certain members of the Weiss Family, and the Stone Entities, as well as the Corporation as a nominal defendant. Mr. Wolfe subsequently filed an Amended Complaint on April 29, 2013. The Wolfe Action II seeks a declaratory judgment that Article Seventh precludes the board and special committee from approving the merger. In addition, the Wolfe Action II includes a derivative claim for breach of fiduciary duty against the Corporation’s directors for allegedly violating Article Seventh. Finally, the Wolfe Action II includes both a derivative and class action claim for breach of fiduciary duty against the Weiss Family defendants and the Stone Entities for allegedly seeking to acquire the minority shareholders’ interests at an unfair price. The Corporation’s response to the Wolfe Action II is not yet due.

Management is unable to estimate a range of reasonably possible losses for these cases in which the damages have not been specified and (i) the proceedings are in the early stages, (ii) there is uncertainty as to the outcome of the pending appeals or motions, and/or (iii) there are significant factual issues to be resolved. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Corporation’s financial condition, though the outcomes could be material to the Corporation’s operating results for any particular period, depending, in part, upon the operating results for such period.

NOTE 17 – BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. As permitted under ASC Topic 280, “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating segments have similar economic characteristics, products, production processes, types of customers and distribution methods. Approximately 55%, 55% and 54% of the North American Social Expression Products segment’s revenue in 2013, 2012 and 2011, respectively, is attributable to its top five customers. Approximately 48%, 48% and 44% of the International Social Expression Products segment’s revenue in 2013, 2012 and 2011, respectively, is attributable to its top three customers.

In 2013, the Corporation acquired approximately 400 retail stores in the United Kingdom that are being operated under the “Clintons” brand through its new Retail Operations segment. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. Intersegment sales and profits from the International Social Expression Products segment to the Retail Operations segment are eliminated in consolidation. Consolidated operating results include the results of the Retail Operations segment from the acquisition date of June 6, 2012 until February 2, 2013, the end of the segment’s fiscal year. See Note 2 for more information.

AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices.

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

Operating Segment Information

	Total Revenue
	2013	2012	2011
North American Social Expression Products	$1,245,269	$1,228,548	$1,196,809
International Social Expression Products	331,753	347,866	261,712
Intersegment items	(55,892)	—	—

Net	275,861	347,866	261,712
Retail Operations	244,106	—	—
AG Interactive	64,440	68,514	78,206
Non-reportable segments	39,063	50,216	61,167

	$1,868,739	$1,695,144	$1,597,894

	Segment Earnings (Loss) Before Tax
	2013	2012	2011
North American Social Expression Products	$160,052	$149,655	$194,199
International Social Expression Products	(10,555)	20,276	19,572
Intersegment items	(2,873)	—	—

Net	(13,428)	20,276	19,572
Retail Operations	6,581	—	—
AG Interactive	16,465	13,942	13,991
Non-reportable segments	6,586	17,034	9,477
Unallocated:
Interest expense	(17,896)	(53,073)	(25,304)
Profit-sharing expense	(7,536)	(9,401)	(9,759)
Stock-based compensation expense	(10,743)	(10,982)	(13,017)
Corporate overhead expense	(54,167)	(29,636)	(33,152)

	(90,342)	(103,092)	(81,232)

	$85,914	$97,815	$156,007

See Note 2 for Segment information related to certain charges associated with activities and transactions in connection with the acquisition of Clinton Cards.

	Depreciation and Intangible Assets Amortization			Capital Expenditures
	2013	2012	2011	2013	2012	2011
North American Social Expression Products	$36,021	$33,823	$34,238	$87,778	$56,716	$32,296
International Social Expression Products	5,335	4,771	4,431	4,169	5,561	3,502
Retail Operations	2,780	—	—	11,426	—	—
AG Interactive	2,556	2,622	4,143	2,080	1,949	2,762
Non-reportable segments	1,719	1,661	1,701	690	2,223	1,130
Unallocated	994	789	708	8,006	11,758	72

	$49,405	$43,666	$45,221	$114,149	$78,207	$39,762

	Assets
	2013	2012
North American Social Expression Products	$1,060,810	$1,032,326
International Social Expression Products	101,044	155,530
Retail Operations	87,026	—
AG Interactive	9,036	10,799
Non-reportable segments	32,292	36,251
Unallocated and intersegment items	293,255	314,558

	$1,583,463	$1,549,464

Geographical Information

	Total Revenue			Property, Plant and Equipment—Net
	2013	2012	2011	2013	2012
United States	$1,217,461	$1,214,715	$1,207,072	$318,054	$257,548
United Kingdom	471,945	296,472	216,309	44,660	21,136
Other international	179,333	183,957	174,513	9,738	9,092

	$1,868,739	$1,695,144	$1,597,894	$372,452	$287,776

Product Information

	Total Revenue
	2013	2012	2011
Everyday greeting cards	$889,895	$832,454	$755,799
Seasonal greeting cards	466,167	411,605	377,831
Gift packaging	265,107	241,641	223,093
Other revenue	26,195	31,863	32,355
All other products	221,375	177,581	208,816

	$1,868,739	$1,695,144	$1,597,894

The “All other products” classification includes, among other things, giftware, party goods, ornaments, custom display fixtures, stickers, online greeting cards, other online digital products and specialty gifts.

Termination Benefits and Facility Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The Corporation recorded severance charges of $6,975, $5,247 and $6,944 in 2013, 2012 and 2011, respectively, related to headcount reductions and facility closures at several locations.

The following table summarizes the severance charges by segment:

	2013	2012	2011
North American Social Expression Products	$4,103	$4,610	$4,737
International Social Expression Products	2,136	162	773
Retail Operations	724	—	—
AG Interactive	(1)	381	900
Non-reportable	13	94	37
Unallocated	—	—	497

Total	$6,975	$5,247	$6,944

The remaining balance of the severance accrual was $6,029 and $6,761 at February 28, 2013 and February 29, 2012, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

NOTE 18 – INCOME TAXES

Income from continuing operations before income taxes:

	2013	2012	2011
United States	$88,405	$73,811	$135,859
International	(2,491)	24,004	20,148

	$85,914	$97,815	$156,007

Income tax expense from the Corporation’s continuing operations has been provided as follows:

	2013	2012	2011
Current:
Federal	$6,007	$6,793	$23,263
International	839	8,767	8,980
State and local	1,620	9,666	8,104

	8,466	25,226	40,347
Deferred	27,530	15,391	28,642

	$35,996	$40,617	$68,989

Reconciliation of the Corporation’s income tax expense from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2013	2012	2011
Income tax expense at statutory rate	$30,070	$34,235	$54,602
State and local income taxes, net of federal tax benefit	3,638	3,870	5,568
Corporate-owned life insurance	(1,682)	(726)	(1,909)
International items, net of foreign tax credits	1,880	135	697
Accruals and settlements	233	4,031	8,866
Other	1,857	(928)	1,165

Income tax at effective tax rate	$35,996	$40,617	$68,989

During 2012, of the $27,154 goodwill impairment charge, $5,900 had no tax basis, and therefore, is permanently nondeductible. The effect of this is included in the “International items, net of foreign tax credits” line above.

During 2011, estimated accruals and settlements increased because the Corporation received new information associated with anticipated settlements related to open years which were under examination.

Income taxes paid from continuing operations were $25,925 in 2013, $30,420 in 2012 and $23,519 in 2011.

Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	February 28, 2013	February 29, 2012
Deferred tax assets:
Employee benefit and incentive plans	$63,889	$65,897
Goodwill and other intangible assets	52,054	56,720
Net operating loss carryforwards	26,255	26,185
Reserves not currently deductible	24,271	27,675
Foreign tax credit carryforwards	15,177	25,957
Accrued expenses deductible as paid	11,713	5,473
Deferred capital loss	4,309	2,124
Inventory costing	4,287	2,194
Deferred revenue	2,439	6,501
Other (each less than 5 percent of total assets)	10,042	13,412

	214,436	232,138
Valuation allowance	(16,713)	(14,504)

Total deferred tax assets	197,723	217,634
Deferred tax liabilities:
Property, plant and equipment	47,744	37,640
Other	5,177	2,402

Total deferred tax liabilities	52,921	40,042

Net deferred tax assets	$144,802	$177,592

Net deferred tax assets are included on the Consolidated Statement of Financial Position in the following captions:

	February 28, 2013	February 29, 2012
Deferred and refundable income taxes (current)	$54,351	$57,450
Deferred and refundable income taxes (noncurrent)	91,401	121,056
Deferred income taxes and noncurrent income taxes payable	(950)	(914)

Net deferred tax assets	$144,802	$177,592

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

The Corporation periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 28, 2013, the valuation allowance of $16,713 related principally to certain international and domestic net operating loss carryforwards and deferred capital losses.

At February 28, 2013, the Corporation had deferred tax assets of approximately $5,092 for international net operating loss carryforwards, of which $3,835 have no expiration dates and $1,257 have expiration dates ranging from 2028 through 2032. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss, charitable contribution and foreign tax credit (“FTC”) carryforwards of approximately $13,504, $7,659, $9 and $15,177, respectively. The federal net operating loss carryforwards have expiration dates ranging from 2020 to 2028. The state net operating loss carryforwards have expiration dates ranging from 2013 to 2033. The charitable contribution carryforward has an expiration date of 2015. The FTC carryforwards have expiration dates ranging from 2016 to 2022.

Deferred taxes have not been provided on approximately $57,358 of undistributed earnings of international subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

At February 28, 2013, the Corporation had unrecognized tax benefits of $21,659 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $18,515 compared to unrecognized tax benefits of $30,360 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $19,160 at February 29, 2012. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 28, 2013 could decrease approximately $3,106 during 2014 due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.

The following chart reconciles the Corporation’s total gross unrecognized tax benefits for the years ended February 28, 2013, February 29, 2012 and February 28, 2011:

	2013	2012	2011
Balance at beginning of year	$30,360	$43,323	$45,661
Additions based on tax positions related to current year	—	270	2,177
Additions for tax positions of prior years	2,106	5,404	1,239
Reductions for tax positions of prior years	(184)	(8,959)	(2,405)
Settlements	(9,122)	(9,444)	(2,972)
Statute lapse	(1,501)	(234)	(377)

Balance at end of year	$21,659	$30,360	$43,323

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and income taxes as a component of income tax expense. During the year ended February 28, 2013, the Corporation recognized a net expense of $432 for interest and penalties on unrecognized tax benefits and income taxes. As of February 28, 2013, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $3,835. During the year ended February 29, 2012, the Corporation recognized a net expense of $6,530 for interest and penalties related to unrecognized tax benefits and refundable income taxes. As of February 29, 2012, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $8,558.

The Corporation is subject to examination by the IRS for tax years 2010 to the present and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2006 to the present.

NOTE 19 – PROPOSAL BY MEMBERS OF THE WEISS FAMILY AND RELATED ENTITIES TO ACQUIRE THE CORPORATION

On September 26, 2012, the Corporation announced that our Board of Directors received the Going Private Proposal.

On March 29, 2013, the Corporation signed an agreement and plan of merger (the “Merger Agreement”) by and among American Greetings Corporation, Century Intermediate Holding Company (“Parent”), which upon the closing of the Merger (as defined below) will be indirectly owned by the Family Shareholders, and Century Merger Company, a wholly-owned subsidiary of Parent (“Merger Sub”). As more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013, at the effective time of the Merger, each issued and outstanding share of the Corporation (other than shares owned by the Corporation, Parent (which will include at the effective time of the Merger all shares currently held by the Family Shareholders), Merger Sub or holders who have properly exercised dissenters’ rights under Ohio law) will be converted into the right to receive $18.20 per share, in cash, without interest and subject to any withholding taxes, and Merger Sub will merge with and into the Corporation, with the Corporation surviving the Merger as a wholly-owned subsidiary of Parent (the “Merger”). The consummation of the Merger is subject to customary conditions, and is further conditioned on the favorable vote of (1) at least two-thirds of the outstanding voting power of the Corporation represented by the Class A common shares and Class B common shares, voting together as a single class, and (2) a majority of the Class A common shares and Class B common shares held by persons other than the Family Shareholders, the Irving I. Stone Foundation and our executive officers and directors, as more fully described in our Current Report on Form 8-K filed with the SEC on April 1, 2013 and in the preliminary proxy statement on Schedule 14A filed with the SEC on April 17, 2013 (the “Majority of the Minority Shareholder Approval” condition). For purposes of the Majority of the Minority Shareholder approval only, Class B common shares will be entitled to one vote per share. Under the Merger Agreement, “Family Shareholders” includes: Zev Weiss, a director and the Corporation’s Chief Executive Officer; Morry Weiss, the Company’s Chairman of the Board of Directors; Jeffrey Weiss, a director and the Company’s President and Chief Operating Officer; and certain other members of the Weiss family, together with the Irving I. Stone Limited Liability Company.

On April 17, 2013, the Corporation filed a preliminary proxy statement on Schedule 14A with the SEC, together with a Schedule 13E-3, related to the Merger Agreement and the special meeting of shareholders with respect thereto to be held at a date to be determined.

See Note 16 for information regarding legal proceedings related to the Going Private Proposal and Merger Agreement.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Thousands of dollars except per share amounts

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2013 and February 29, 2012:

Fiscal 2013	Quarter Ended
	May 25	Aug 24	Nov 23	Feb 28
Net sales	$389,253	$386,518	$499,368	$567,405
Total revenue	393,106	393,836	506,814	574,983
Gross profit	229,242	217,104	262,743	341,910
Net income (loss)	7,250	(4,254)	(809)	47,731
Earnings (loss) per share	$0.20	$(0.13)	$(0.03)	$1.50
Earnings (loss) per share – assuming dilution	0.20	(0.13)	(0.03)	1.47
Dividends declared per share	0.15	0.15	0.15	0.15

As disclosed in Note 2, fiscal 2013 included a pre-tax loss of $35,730 for certain charges associated with activities and transactions related to the Clinton Cards acquisition, of which $31,037 was incurred in the first quarter, $6,353 in the second quarter, $323 in the third quarter and ($1,983) in the fourth quarter. These amounts include the impairment of Clinton Cards debt of $7,794 in the first quarter, $2,249 in the second quarter and ($1,937) in the third quarter which were included in “Other non-operating (income) expense - net” for the first three quarters of 2013. The Company determined it was appropriate to revise the classification of the impairment of Clinton Cards debt to include the amounts in “Other operating expense (income) - net” during the fourth quarter.

The Corporation also recorded pre-tax charges of $1,834 and $5,112 in the third and fourth quarters, respectively, related to the Going Private Proposal.

Quarterly earnings per share amounts do not add to the full year primarily due to share repurchases during the periods and the anti-dilutive impact of potentially dilutive securities in periods in which the Corporation recorded a net loss.

Fiscal 2012	Quarter Ended
	May 27	Aug 26	Nov 25	Feb 29
Net sales	$398,124	$361,141	$458,535	$445,481
Total revenue	403,696	370,194	465,007	456,247
Gross profit	245,767	211,996	234,435	261,301
Net income (loss)	32,593	14,476	20,246	(10,117)
Earnings (loss) per share	$0.80	$0.36	$0.51	$(0.27)
Earnings (loss) per share – assuming dilution	0.78	0.35	0.50	(0.27)
Dividends declared per share	0.15	0.15	0.15	0.15

The fourth quarter included a pre-tax loss of $30,812 related to the extinguishment of the Corporation’s 7.375% senior notes and 7.375% notes due 2016. The fourth quarter also included pre-tax goodwill impairment charges of $21,254 for the North American Social Expression Products segment and $5,900 for the UK Reporting Unit.

Quarterly earnings per share amounts do not add to the full year primarily due to share repurchases during the periods and the anti-dilutive impact of potentially dilutive securities in periods in which the Corporation recorded a net loss.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent registered public accounting firm on accounting or financial disclosure matters within the three year period ended February  28, 2013, or in any period subsequent to such date.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

American Greetings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of February 28, 2013.

Report of Management on Internal Control Over Financial Reporting.

The management of American Greetings is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. American Greetings’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate. American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 28, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As permitted by the Securities and Exchange Commission, management’s February 28, 2013 assessment of internal control over financial reporting did not include an assessment of and conclusion on the effectiveness of internal control over financial reporting of the Retail Segment, consisting of the approximately 400 stores that we acquired on June 6, 2012 and which is included in the Corporation’s consolidated financial statements as of February 28, 2013. The assets and revenue of the Retail Operations segment constituted approximately 5% and 13% of the Corporation’s total assets and total revenues, respectively, as of February 28, 2013 and for the period then ended.

Based on management’s assessment under COSO’s “Internal Control-Integrated Framework,” management believes that as of February 28, 2013, American Greetings’ internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting. This attestation report is set forth below.

Changes in Internal Control Over Financial Reporting.

There has been no change in the Corporation’s internal control over financial reporting during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

The Corporation acquired the Retail Operations segment, consisting of approximately 400 stores on June 6, 2012 and is currently in the process of integrating the operations, processes and internal controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Greetings Corporation

We have audited American Greetings Corporation’s internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Greetings Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Retail Operations segment, consisting of the approximately 400 stores acquired on June 6, 2012, which is included in the February 28, 2013 consolidated financial statements of American Greetings Corporation and constituted approximately 5% and 13% of total assets and total revenues, respectively, as of February 28, 2013 and for the year then ended. Our audit of internal control over financial reporting of American Greetings Corporation also did not include an evaluation of the internal control over financial reporting of the Retail Operations segment.

In our opinion, American Greetings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of American Greetings Corporation as of February 28, 2013 and February 29, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2013 of American Greetings Corporation and our report dated May 9, 2013 expressed an unqualified audit opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

May 9, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors presently consists of nine members. The persons listed below are the directors and executive officers of American Greetings as of the date of this report.

Name	Age	Current Position and Office
Morry Weiss	73	Director, Chairman of the Board
Zev Weiss	46	Director, Chief Executive Officer
Jeffrey Weiss	49	Director, President and Chief Operating Officer
Scott S. Cowen	66	Director
Jeffrey D. Dunn	58	Director
William E. MacDonald, III	66	Director
Michael J. Merriman, Jr.	56	Director
Charles A. Ratner	71	Director
Jerry Sue Thornton	66	Director
John W. Beeder	53	Senior Vice President, Executive Sales and Marketing Officer
Christopher W. Haffke	43	Vice President, General Counsel and Secretary
Thomas H. Johnston	65	Senior Vice President, Creative/Merchandising
Brian T. McGrath	62	Senior Vice President, Human Resources
Douglas W. Rommel	57	Senior Vice President, Chief Information Officer
Stephen J. Smith	49	Senior Vice President and Chief Financial Officer
Robert D. Tyler	48	Corporate Controller and Chief Accounting Officer
Erwin Weiss	64	Senior Vice President

Morry Weiss and Erwin Weiss are brothers. Jeffrey Weiss and Zev Weiss are the sons of Morry Weiss.

Directors

Pursuant to our Amended and Restated Code of Regulations, the Board is comprised of three classes of directors, each class consisting of not less than three directors and having a three-year term. In accordance with our Amended and Restated Code of Regulations, the Board has fixed the board size at nine (9) members, with each class having three (3) directors. Class I members are currently serving a term ending 2014, Class II members are currently serving a term ending 2015, and Class III members are currently serving a term ending 2013.

Morry Weiss is a Class I director and has served as a director since 1971. Mr. Weiss joined American Greetings in 1961 and has had various responsibilities with American Greetings including Group Vice President of Sales, Marketing and Creative. In June 1978, Mr. Weiss was appointed President and Chief Operating Officer. From 1987 until 2003, Mr. Weiss was Chief Executive Officer of American Greetings. In 1992, Mr. Weiss became our Chairman. Mr. Weiss serves as a member of the advisory board of Primus Venture Partners (equity investor in companies requiring growth capital). Mr. Weiss served as a director of National City Corporation (a publicly-held financial holding company) from 1991 until its sale in 2008. Mr. Weiss participates in a number of professional, educational and non-profit organizations, including the Yeshiva University Board of Trustees and as a trustee of the Cleveland Clinic Foundation.

•	The Board selected Mr. Weiss as a director and Chairman of the Board of Directors because of his 50 years of extensive experience in the social expressions industry, holding positions of ever-increasing executive responsibility at the Corporation, including accomplished roles as American Greetings’ President, Chief Operating Officer and Chief Executive Officer. As a member of our Corporation’s founding family and member of senior management for over 30 years, Mr. Weiss has extensive knowledge of our industry as well as our business and history that provides the Board valuable insight into our operations and strategies. In addition, Mr. Weiss has served on various boards of directors of other companies and organizations, providing the Board with an array of valuable perspectives and insights.

Zev Weiss is a Class III director and has served as a director since 2003. Mr. Weiss became Chief Executive Officer of American Greetings in 2003. Prior to becoming Chief Executive Officer, Mr. Weiss had various responsibilities with American Greetings since joining in 1992, including most recently, Executive Vice President, A.G. Ventures and Enterprise Management from 2001 to 2003. He is currently on the Board of United Way Services of Greater Cleveland and was the 2011-2012 Campaign Co-Chair. Mr. Weiss serves as President of the Board of Fuchs Mizrachi Day School.

•	The Board selected Mr. Weiss because of his extensive executive management and leadership skills gained through his 18 years of experience at the Corporation. Mr. Weiss has extensive knowledge of the social expressions industry in general and the Corporation’s business in particular and, as our Chief Executive Officer, Mr. Weiss’s day-to-day leadership of American Greetings gives him critical insights into our operations and strategies, and provides an important link between management and our Board, facilitating the Board’s ability to effectively perform its oversight function with the benefit of management’s perspective on the business.

Jeffrey Weiss is a Class II director and has served as a director since 2003. Mr. Weiss is President and Chief Operating Officer of American Greetings, a position he has held since 2003. Prior to becoming President and Chief Operating Officer, Mr. Weiss has had various responsibilities with American Greetings since joining in 1988, including most recently, Executive Vice President, North American Greeting Card Division of American Greetings from 2000 until 2003. Mr. Weiss is a board member of the Cleveland Institute of Art.

•	The Board selected Mr. Weiss because of his extensive executive management and leadership skills, together with his significant knowledge of the social expressions industry, gained through his 20-plus years of experience at the Corporation. In addition, as our President and Chief Operating Officer, his day-to-day exposure to the Corporation’s activities provides Mr. Weiss with an exhaustive understanding of our operations and an in-depth knowledge of our corporate strategies.

Scott S. Cowen is a Class III director and has served as a director since 1989. Dr. Cowen is President and Seymour S Goodman Professor of Management and Professor of Economics, Tulane University, a position he has held since 1998. Prior to that, Dr. Cowen served as Dean and Albert J. Weatherhead, III Professor of Management, Weatherhead School of Management at Case Western Reserve University. Dr. Cowen has served as a director of Forest City Enterprises, Inc. (a publicly-held conglomerate corporation engaged in real estate development, sales, investment and construction) since 1989 and Newell Rubbermaid Inc. (a publicly-held consumer home products company) since 1999. He was a director of Jo-Ann Stores, Inc. (a publicly-held specialty store retailer) from 1987 until its sale in 2011. Dr. Cowen has been a member of the Board of Overseers of TIAA-CREF (a private financial services company) since 2010. Dr. Cowen participates as a board member of a number of civic organizations, including as a member of the New Orleans Business Council and Greater New Orleans Inc.

•	The Board selected Dr. Cowen because of his breadth of knowledge in economics, finance and management, extensive experience in the public sector and his cumulative service on boards of directors in industries that are relevant to our operations. As the president of Tulane University, a national research university, Dr. Cowen also brings valuable management and leadership experience. In addition to the leadership skills he possesses as a result of his work at Tulane University, Dr. Cowen has gained extensive crisis management experience from his leadership in the rebuilding of Tulane following its devastation by Hurricane Katrina. He also played a leadership role in the rebuilding of New Orleans following Hurricane Katrina, and in major New Orleans civic and business organizations, including chairing the Southeast Louisiana Regional Airport Authority and a committee charged with reforming and rebuilding the New Orleans public schools following Hurricane Katrina.

Jeffrey D. Dunn is a Class I director and has served as a director since 2007. Mr. Dunn served as president and chief executive officer and was a director of HIT Entertainment Limited (a children’s entertainment company), from 2008 until the company was sold in February 2012. Before that, Mr. Dunn was a private investor, and was employed by MTV Networks (an entertainment company and a division of Viacom, Inc., a publicly-held company) as Chief Operating Officer of the Nickelodeon Networks Group and the President of Nickelodeon Film Enterprises from 1993 to 2006. Prior to that time, Mr. Dunn was employed as Director of Marketing, Arthur D. Little (a publicly-held management consulting firm), from 1991 to 1993, Director of Marketing, Bank of Boston (a Boston, Massachusetts banking institution) from 1986 to 1991, and Associate International Director, Time Magazine (a weekly news magazine) and General Manager, Discover Magazine (monthly general science magazine) from 1977 to 1986. He is a director of a number of privately-held companies, including The Children’s Network, LLC.

•	The Board selected Mr. Dunn because of his expertise in the areas of children’s entertainment, intellectual property, digital content and licensing as well as his international business experience. In addition, during his career, among other significant achievements, Mr. Dunn implemented business strategies for the successful development of worldwide children’s entertainment brands and other intellectual property rights, which has provided the Board a valuable resource on a variety of matters, including the marketing, development and merchandising of the Corporation’s entertainment properties, such as Care Bears and Strawberry Shortcake.

William E. MacDonald, III, is a Class III director and has served as a director since 2007. Mr. MacDonald was Vice Chairman and member of the Office of the Chairman of National City Corporation from 2001 until his retirement in 2006. Prior to that, Mr. MacDonald held various management positions within National City over more than 30 years including Senior Executive Vice President of National City Corporation and President and Chief Executive Officer of National City’s Ohio Bank. Mr. MacDonald has served as a director of Lincoln Electric Holdings, Inc. (a publicly-held manufacturer and reseller of welding and cutting products) since 2007. He was a director of The Lamson & Sessions Co. (a publicly-held manufacturer of thermoplastic conduit, fittings and electrical switch and outlet boxes) from 2006 to 2007 and MTC Technologies, Inc. (a publicly-held provider of technical and professional services and equipment integration for the United States military and intelligence agencies) from 2002 to 2007, when in each case the boards were dismantled as a result of divestiture. Mr. MacDonald has served as a director of Segmint Inc. (a privately held technology-based company helping financial institutions and their marketing partners build digital customer relationships) since 2008. Mr. MacDonald participates as a board member of a number of civic, health care and other non-profit organizations including The Cleveland Clinic Foundation and is Trustee Emeritus of The Diversity Center and WVIZ/PBS and 90.3 Ideastream.

•	The Board selected Mr. MacDonald because of his valuable experience and insights into banking and capital markets gained during his thirty-eight year career in increasingly significant management positions with National City Corporation. Mr. MacDonald’s experience in leading a large corporate organization, structuring complex financial solutions, and his expertise in economic issues provide the Board with valuable expertise and qualifies him as a “financial expert” on the Board’s Audit Committee, as described below under the section “Audit Committee.” In addition, Mr. MacDonald’s service as a director on boards of other public companies has enhanced his understanding in areas of executive management, corporate governance, strategic planning and executive compensation, which has made him a valuable resource to the Corporation. Mr. MacDonald also brings a valuable perspective as a member of the boards of several prominent local non-profit organizations.

Michael J. Merriman, Jr. is a Class I director and has served as a director since 2006. Mr. Merriman has been an operating advisor with Resilience Capital Partners, LLC (a private equity firm) since 2008 and has been the Chairman of CR Brands, Inc. (a manufacturer and marketer of household cleaning and laundry products and a portfolio company of Resilience Capital Partners) since October 2012. From 2006 until its sale in 2007, Mr. Merriman served as Chief Executive Officer of The Lamson & Sessions Co. Prior to joining Lamson & Sessions, Mr. Merriman served as the Senior Vice President and Chief Financial Officer of American Greetings from 2005 until 2006. He served as the President and Chief Executive Officer of Royal Appliance Mfg. Co. (a publicly-held manufacturer and marketer of Dirt Devil vacuum cleaners) from 1995 until 2004, was its Chief Financial Officer from 1992 to 1995, and served on the Board of Directors from 1993 to 2004. Mr. Merriman served as a director of RC2 Corporation (a publicly-held manufacturer of pre-school toys and infant products) from 2004 until its sale in 2011. Mr. Merriman has served as a director of Nordson Corporation (a publicly-held manufacturer of equipment used for precision dispensing, testing and inspection, surface preparation and curing) since 2008; OMNOVA Solutions Inc. (a publicly-held innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces) since 2008; and Regis Corporation (a publicly-held operator of beauty salons in North America and Europe, including Supercuts, Smart Style Salons in Wal-Mart stores and Regis Salons in malls) since 2011. Mr. Merriman is also a director of Boys Hope Girls Hope of Northeast Ohio, True Hero, Inc. and John Carroll University.

•	The Board selected Mr. Merriman because of his financial acumen, his significant public accounting experience, his service on boards of directors of other publicly-traded companies and his product development expertise. Mr. Merriman has significant finance, financial reporting and accounting expertise and was formerly a certified public accountant, which provides the Board with valuable expertise and qualifies him as a “financial expert” on the Audit Committee, as described below under the section “Audit Committee.” In addition, because of his wide range of management experience, including as a former partner at Arthur Andersen & Co. and his service as chief financial officer of American Greetings, Mr. Merriman provides valuable insight into the Corporation’s operations as well as its interactions with investors and financial analysts.

Charles A. Ratner is a Class II director and has served as a director since 2000. Mr. Ratner is the Chairman of the Board of Forest City Enterprises, Inc., a position that he has held since 2011, and has been a member of its board of directors since 1972. Prior to 2011, Mr. Ratner was Chief Executive Officer and President of Forest City Enterprises, Inc., positions he held for 15 and 17 years, respectively. Mr. Ratner has served as a director of RPM International, Inc. (a publicly-held specialty coatings manufacturer) since 2005. In addition, Mr. Ratner participates in a number of professional, civic, educational, health care and non-profit organizations, including as a board member of The Greater Cleveland Partnership, University Hospitals Case Medical Center, United Jewish Communities, United Israel Appeal, Mandel Associated Foundations, David and Inez Myers Foundation, and the Musical Arts Association as well as on the Board of Governors for The National Association of Real Estate Investment Trusts and the Jewish Agency for Israel, on the Executive Committee for United Way Services of Greater Cleveland and as a Trustee-for-Life for the Jewish Community Federation of Cleveland. Mr. Ratner has been a board member for the Jewish Education Center of Cleveland for more than 15 years.

•	The Board selected Mr. Ratner because of his extensive executive management experience, with a particular emphasis in real estate development, along with particular strengths with respect to leadership, management and corporate governance skills gained from more than 40 years of senior management experience at Forest City Enterprises, Inc. as well as his experience on other boards of directors. In addition, Mr. Ratner has acquired a deep understanding of our products and our Corporation during his more than ten years of service on our board and provides the board a valuable perspective as a member of the boards of several prominent local non-profit organizations.

Jerry Sue Thornton is a Class II director and has served as a director since 2000. Dr. Thornton is the President of Cuyahoga Community College, Cleveland, Ohio (the largest community college in northeast Ohio), a position she has held since 1992. Dr. Thornton has announced that she will retire from Cuyahoga Community College in June 2013. Dr. Thornton served as a director of National City Corporation from 2004 until its sale in December 2008. Dr. Thornton has served as a director of Applied Industrial Technologies, Inc. (a publicly-held distributor of industrial products and services) since 1994 and RPM International, Inc. since 1999. Dr. Thornton also serves on the Board of Directors of American Family Insurance (a privately-held insurance company) and participates in a number of professional, civic, educational, healthcare and other non-profit organizations, including as a board member of the Rock and Roll Hall of Fame and Museum, United Way Services of Greater Cleveland, The Greater Cleveland Partnership (Chamber of Commerce), University Hospitals Health Systems, The PlayhouseSquare Foundation, Cleveland Museum of Art, American Association of Community College Voluntary Framework, The League for Innovation in the Community College, SunGard Executive Advisory Council, Community College Leadership Advisory Board and the Gates Foundation Next Generation Learning Challenges Advisory Board. In 2011, Dr. Thornton was appointed co-chair of the 21st Century Commission on the Future of Community Colleges.

•	The Board selected Dr. Thornton because of her extensive management experience and her experience serving on boards of directors of public companies. In addition, as the president of Cuyahoga Community College, Dr. Thornton has demonstrated management expertise and is a recognized leader in the local community, which, among other things, provides the board a valuable perspective on engagement with the public sector and the communities in which we operate. Dr. Thornton also provides the Board a valuable perspective as a member of the boards of several local non-profit organizations.

Executive Officers

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

Christopher W. Haffke joined American Greetings in October 2004 as Executive Director and Assistant General Counsel. He was promoted to the position of Vice President, Deputy General Counsel and Assistant Secretary in June 2010 and served in that capacity until his promotion in December 2012 to Vice President, General Counsel and Secretary of the Corporation.

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

Robert D. Tyler joined American Greetings in 2004 as Director, Corporate Accounting and Reporting. In 2005, Mr. Tyler was promoted to Assistant Corporate Controller and held that position until he was promoted to Corporate Controller in 2010. In May 2012, Mr. Tyler assumed the additional role of Chief Accounting Officer.

Erwin Weiss has held various positions with the Corporation since joining in 1977, including serving in various senior vice president roles since 1991, including most recently Senior Vice President, Program Realization from June 2001 to June 2003, and Senior Vice President, Specialty Business from June 2003 to February 2007, and Senior Vice President, Enterprise Resource Planning from February 2007 until February 2012.

Compliance with Section 16(a) of the Exchange Act

Our directors, executive officers and beneficial owners of more than 10% of American Greetings’ common shares file reports with the SEC indicating the number of shares of any class of American Greetings’ equity securities they owned when they became a director, executive officer or a greater-than-10% beneficial owner and, after that, any changes in their ownership of American Greetings’ equity securities. They must also provide us with copies of these reports. These reports are required by Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during fiscal 2013, all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-10% beneficial owners were complied with.

Code of Ethics

The Board has adopted a code of business conduct and ethics to govern our directors, executive officers and employees, including the principal executive officer, the principal financial officer and the principal accounting officer. A current copy of the code is available in the Investors section on our Web site at www.corporate.americangreetings.com. We will disclose any future amendments to, or waivers from, certain provisions of the code of business conduct and ethics for executive officers and directors on our Web site.

Audit Committee

The Board has a standing Audit Committee consisting of Dr. Cowen, Mr. Dunn, Mr. MacDonald and Mr. Merriman. The Board has determined that each Audit Committee member is financially literate under the current listing standards of the NYSE. The Board also determined that each of Mr. MacDonald and Mr. Merriman qualifies as an “audit committee financial expert” as defined by the SEC rules. Shareholders should understand that the designation of each of Mr. MacDonald and Mr. Merriman as an “audit committee financial expert” is an SEC disclosure requirement and that it does not impose upon them any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board. In addition, under the Sarbanes-Oxley Act of 2002 and the NYSE rules mandated by the SEC, members of the Audit Committee must have no affiliation with the issuer, other than their board seats, and receive no compensation in any capacity other than as a director or committee member. Each member of the Audit Committee meets this additional independence standard applicable to Audit Committee members of NYSE listed companies.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

During fiscal 2013, our total revenue, operating results and cash flows were impacted by the multiple actions affecting us during the year including:

•	continuing to drive product leadership initiatives;

•	driving growth in our product leadership, primarily our Web site, Cardstore.com, through increased marketing spend;

•	devoting additional resources to, and deploying additional capital to fund, our multi-year information technology systems refresh project intended to drive efficiencies in our business and add new capabilities;

•	the bankruptcy administration of Clinton Cards and our related acquisition of approximately 400 Clinton Cards stores; and

•	the Going Private Proposal.

Although these strategic actions brought volatility to our earnings, we believe that many of these actions will help us grow our business over the long term. Moreover, to mitigate the impact that some of these activities had or may have on our earnings, we continue to seek to improve efficiencies and streamline our supply chain and back office processes in order to reduce our supply chain and general and administrative expenses. To this end, our financial performance generally met our expectations for fiscal 2013, where we met our revenue and earnings per share goals under the American Greetings Executive Incentive Plan. Our financial performance exceeded our expectations under the efficiency metric (consisting of total expenses as a percentage of revenue and selling, general and administrative payroll expenses) of our new Performance Share Program described below. However, both our online unit sales and our total unit sales fell short of our expectations with respect to the card unit metric of our Performance Share Program.

In fiscal 2013, we continued with the same executive compensation philosophy that we have had in place for several years. We use this philosophy to determine the compensation programs and practices for all our executive officers, including our named executive officers who are listed in the Fiscal 2013 Summary Compensation Table. The fundamental principle of this philosophy is performance – performance of the organization and its business units, and performance of the individual – compared to financial goals, strategic initiatives and individual goals. The compensation decisions we made in fiscal 2013 were based on this principle. Accordingly, in addition to the principal compensation programs that we had in place during fiscal 2012, during fiscal 2013 we implemented a new performance share award program under which each year, beginning in fiscal 2013, executive officers, including the named executive officers, are eligible to receive grants of performance shares under the American Greetings 2007 Omnibus Incentive Compensation Plan that can be earned based on the achievement of long-term performance goals established by the Compensation Committee from time to time. The program is designed to reward participants for successfully executing key strategic, operational and business objectives that are intended to produce exceptional long-term performance and create significant value for our shareholders. By incorporating three-year performance goals, the performance share program is intended to complement the Executive Incentive Plan, which is focused on annual performance, by improving operational performance over time while also driving shareholder value creation, thereby better aligning the interests of our executives with those of our shareholders. Performance share grants entitle the recipient to receive common shares based on the achievement of such performance goals as may be established by the Compensation Committee at the time of grant.

As described below, the payments made to our named executive officers under the Executive Incentive Plan in May 2013 were based on our fiscal 2013 financial performance, which generally met the Executive Incentive Plan’s goals resulting in payouts to the named executive officers under the Executive Incentive Plan ranging from 90.8% to 100%, with respect to the corporate earnings per share measure, and 100%, with respect to the revenue measure, of the target incentive percentages for their specific positions. In addition, as described below, Messrs. Smith, Beeder and Goulder earned 105.8%, and Zev Weiss and Jeffrey Weiss earned 95.8%, of the awards under the Performance Share Program that were eligible for vesting based on 2013 performance. Our performance exceeded target levels under the efficiency metric of the Performance Share Program. Our performance under the card unit metric of the Performance Share Program fell short of the target level. Finally, under our salary increase program for North American salaried associates, in fiscal 2013, each of our named executive officers received a base salary increase ranging from 0% to 3% based on his individual performance and the other factors described below.

General Philosophy

We believe that our executive compensation program should enable us to attract, reward and retain those talented executives we need in our organization to achieve our key objectives and ultimately increase shareholder value. We also believe that our compensation program should reward our executives for achieving their goals. We believe that these goals should include components from corporate-wide and individual performance initiatives and that these goals should align the efforts and interests of the executives with the interests of American Greetings and, most importantly, the interests of our shareholders. Under our programs, executives who achieve their individual performance goals and who play a role in achieving the corporate goals may be awarded both cash and equity-based incentives.

We believe that our compensation program, in total, should be competitive with compensation programs offered by other employers of similar size and in similar industries. We also believe that the compensation paid to any one individual executive should be differentiated from that paid to our other executives based on the executive’s skills and experience, overall performance contributions, and performance compared to specific goals and objectives.

Board Processes

Although many compensation decisions are made in the first quarter of the fiscal year, our compensation planning process neither begins nor ends with any particular Compensation Committee meeting. Compensation decisions are designed to encourage and reward executives for accomplishing our fundamental business objectives and strategic goals within the principles of our compensation philosophy. Business planning, succession planning, evaluation of management performance and consideration of the business environment are year-round processes. Consequently, our compensation process is also a year-round process.

In establishing compensation for fiscal 2013, the Compensation Committee conducted a review of the compensation and performance of the Chief Executive Officer, and reviewed compensation data provided by Mercer, our independent compensation consultant, when establishing the Chief Executive Officer’s compensation level, as described below in “Setting Compensation.” The Chief Executive Officer and/or the President and Chief Operating Officer reviewed the performance of the remaining executive officers. They then made initial determinations of each executive officer’s individual performance and changes to base salary, subject to the review and approval of the Compensation Committee (which consulted from time to time with the Senior Vice President of Human Resources), which itself reviewed the compensation data provided by Mercer. Although management makes recommendations about designs for and, if warranted, changes to our compensation programs, in establishing the compensation for fiscal 2013, the Compensation Committee approved all incentive and equity programs in which executive officers or directors participated, as well as all equity grants and cash payments made to each executive officer or director made under any of these programs. Management recommended for approval of the Compensation Committee the fiscal 2013 business performance targets upon which payments to executive officers were based. As it relates to compensation for fiscal 2013, the Chief Executive Officer, General Counsel, and the Senior Vice President of Human Resources worked with the Compensation Committee chair in establishing the agenda for Compensation Committee meetings and typically attended committee meetings (but were not present during executive sessions unless requested by the Compensation Committee). Management also prepared meeting information and supporting materials for each Compensation Committee meeting. Executive officers, including the Chief Executive Officer, the President and Chief Operating Officer, the Chairman, and the Senior Vice President of Human Resources, regularly participated in Compensation Committee meetings to provide:

•	background information regarding the compensation of our employees;

•	evaluations of the performance of executive officers;

•	recommendations on compensation plans and programs and the actual compensation of executive officers; and

•	other information as was requested by the Compensation Committee.

Setting Compensation

In connection with setting the actual compensation levels for our executive officers, from time to time we collect information from the marketplace on how other employers compensate people in similar positions, using industry data, consumer products industry data and, depending on the position, data from industry segments or individual companies, specifically to obtain a general understanding of current compensation practices. We usually focus more heavily on data from consumer products companies because: (1) our core business is consumer products focused – we create, manufacture, market and distribute social expressions products sold to consumers; and (2) we often recruit employees from consumer product companies, or from companies that support or otherwise service the consumer products industry. Generally, for both the overall industry and consumer products market data, we look at companies with revenue that approximates our revenue. We typically obtain this data from compensation surveys that are published by nationally recognized consulting firms, and in fiscal 2013, we used compensation data provided by Mercer to help assess and establish the compensation of our named executive officers, as described below in this section. Alternatively, as described below, we may commission a custom study by one of these consulting firms, using data held in their databases or information included in the proxy statements and other public filings of companies similar to us. While information developed solely from public filings covers only those individuals for whom compensation information is disclosed publicly, generally these positions correlate to our Chief Executive Officer, President and Chief Operating Officer and certain of our Senior Vice Presidents. In general, compensation realized by executives from prior awards or grants made by us, such as gains from previously awarded stock options or equity awards, is not taken into account in setting current compensation levels. We believe that our executive officers should be fairly compensated each year compared to market pay levels, internal equity among other executive officers, and their own individual performance contributions.

In setting compensation to be paid to each of our named executive officers in fiscal 2013, we reviewed compensation data provided by Mercer, which compared the compensation that we pay our named executive officers to that paid to executives with comparable positions in the companies included in our comparison peer group described below. Mercer compared the compensation of these named executive officers against the companies in our peer group listed below to assist the Compensation Committee in its assessment of whether any adjustment to the total compensation or any particular element of the compensation provided to our named executive officers was appropriate. Based on this analysis, Mercer determined that total cash compensation paid to our named executive officers as a group was above the peer group median, while long-term equity compensation was below the peer group median, resulting in total direct compensation generally falling below the peer group median. The Compensation Committee took these findings into account in setting fiscal 2013 compensation for our named executive officers, as described below under “Analysis of Compensation Elements Paid to Named Executive Officers.”

We used the following peer companies for purposes of assessing the compensation paid to our named executive officers in fiscal 2013. Although there are few comparable greeting card companies with publicly available information, we selected these companies in consultation with Mercer because the nature of their businesses is similar to ours, in this case primarily in the housewares and specialties categories or otherwise with similar product lines, and they are considered representative of the companies with which we compete for executive talent. In choosing these companies, we also sought for the peer group companies to collectively have median revenues, market value and/or a ratio of market value to revenues that are similar to those of American Greetings. Accordingly, at the time the peer group was established in fiscal 2013, the median peer group revenue, market value and ratio of market value to revenue considered in establishing the peer group companies set forth below for compensation paid to our named executive officers in fiscal 2013 were $1,530 million, $891 million and 0.54, respectively, compared to our revenue, market value and market value to revenue ratio of $1,593 million, $863 million and 0.54, respectively.

Fiscal 2013 Comparison Group

• Blyth, Inc.	• Jarden Corporation

• Callaway Golf Company	• Libbey Inc.

• Central Garden & Pet Company	• Lifetime Brands, Inc.

• Church & Dwight, Inc.	• Nu Skin Enterprises

• CSS Industries, Inc.	• Revlon, Inc.

• Elizabeth Arden, Inc.	• Scholastic Corporation

• Energizer Holdings, Inc.	• Spectrum Brands

• Hasbro, Inc.	• The Scotts Miracle-Gro Company

• JAKKS Pacific, Inc.	• Tupperware Brands Corp.

Elements of Executive Compensation

The compensation program for our named executive officers generally consists of the following elements:

•	Base salaries;

•	Annual cash incentive awards;

•	Long-term equity compensation;

•	Benefits;

•	Perquisites; and

•	Termination and/or change in control protection.

We selected these compensation elements to create a flexible package that bases much of its payout on the performance of the individual executive, the business unit to which that executive is assigned and the total corporation.

In arriving at our decision on 2013 executive compensation, we took into account the affirmative shareholder ‘say-on-pay’ vote at the 2011 annual meeting of shareholders. Because a substantial majority (over 90%) of our shareholders approved the compensation program described in our proxy statement in 2011, we continued to apply the same principles in determining the amounts and types of executive compensation and did not implement changes to our executive compensation program as a result of the shareholder advisory vote. After consideration of the voting results of the 2011 annual meeting of shareholders, and based upon our prior recommendation, we elected to hold say-on-pay votes on a triennial basis. Accordingly, if the Merger is not consummated and we continue to have public shareholders, we expect to hold our next say-on-pay vote in connection with our 2014 annual meeting of shareholders.

Allocation Among Elements

Under our compensation structure, the mix of base salary, annual cash incentive and equity compensation as a percentage of total direct compensation varies depending upon the position’s level in management. We reviewed compensation data provided by Mercer in setting fiscal 2013 compensation for our named executive officers, but we also evaluated the total compensation paid to our named executive officers considering a number of factors in addition to market pay levels. For example, in considering total compensation, as well as the allocation among the elements of compensation, we consider such factors as the Corporation’s performance, internal equity among other executive officers, retention and each executive’s individual performance contributions. Each of these factors is assessed qualitatively and there are no specific weightings given to any criteria. Based on the compensation data provided by Mercer and described above in “Setting Compensation,” we found that the target total cash compensation (generally base salary plus the target cash bonus under our Executive Incentive Plan) paid to our named executive officers as a group was generally slightly above the market median, while long-term equity compensation paid to our named executive officers as a group was generally below the market median, resulting in total direct compensation paid to our named executive officers as a group being below the market median.

There is no pre-established policy or target for allocating between either cash and non-cash or short-term and long-term incentive compensation. In allocating compensation among these elements, we believe that the compensation of our most senior levels of management – the levels of management having the greatest ability to influence American Greetings’ performance – should have a significant portion of their compensation at risk, and should be paid only on the accomplishment of pre-established goals and objectives. We believe that lower levels of management should receive a greater portion of their compensation in base salary – with less variability – because they have less of an ability to significantly affect the financial performance of the business.

Analysis of Compensation Elements Paid to Named Executive Officers

Base Salaries

General. Base salaries are provided to compensate the executive for performing the essential responsibilities of his or her job, as well as to provide market-competitive compensation to attract, retain and motivate exceptional executive talent. We evaluate each named executive officer’s base salary annually, and when making changes we consider:

•	the executive officer’s contributions to the organization, including accomplishment of individual goals and objectives;

•	any changes in responsibilities and roles;

•	any significant differences between the executive officer’s base salary and the base salaries of comparable executives in the market, specifically among our peer group; and

•	internal pay equity.

Salary adjustments, if any, normally take effect on May 1st, based on performance in the immediately preceding fiscal year.

Named Executive Officers. To determine the base salary to be paid to the Chief Executive Officer in fiscal 2013, as well as to determine his restricted stock unit grant level, the Compensation Committee (with input from other independent directors) assessed the Chief Executive Officer’s performance during, and his contribution to our results in, fiscal 2012. The Compensation Committee primarily considered our financial performance, including objectives based on achieving financial goals established under our 2012 Executive Incentive Plan. The Compensation Committee also considered the Chief Executive Officer’s other individual performance goals established for fiscal 2012, which were based on his contributions to the achievement of our major corporate initiatives, including:

•	growing our product leadership position;

•	expanding our Internet and other channels of electronic distribution to make American Greetings the preferred physical and electronic greetings solution;

•	expanding our retail distribution channels;

•	strengthening performance with our retail customers and successfully integrating new customers;

•	executing initiatives to improve business processes, including the implementation of our enterprise resource planning system, as well as executing sustainable cost saving measures; and

•	continuing to develop our human capital and improving the diversity of our workforce.

Each of these goals is primarily assessed qualitatively and there are no specific weightings given to any criteria. The Compensation Committee determined that for fiscal 2012, Mr. Zev Weiss met these objectives. Also, in assessing the base salary to be paid to the Chief Executive Officer in fiscal 2013, the Compensation Committee considered the compensation data provided by Mercer, as described above under “Setting Compensation,” where it found that target total cash compensation paid to the Chief Executive Officer was above the market median, while long-term equity compensation continued to be below the market median, resulting in total direct compensation paid to our Chief Executive Officer being below the market median. Although Mr. Zev Weiss’s performance met the objectives described above, the Compensation Committee determined not to increase his base salary for fiscal 2013 because his total target cash compensation was above the market median.

In assessing the base salaries to be paid to each named executive officer other than the Chief Executive Officer in fiscal 2013, the Compensation Committee considered the compensation data provided by Mercer and described above under “Setting Compensation.” Also in assessing the base salaries to be paid in fiscal 2013 to each named executive officer other than the Chief Executive Officer, as well as in determining their restricted stock unit grant level, the Compensation Committee considered the Chief Executive Officer’s proposed change to each named executive’s base salary, together with his assessment of each other named executive officer’s performance during fiscal 2012 relative to the officer’s individual performance objectives. Our named executive officers’ individual performance goals are developed to ensure that the officers and the business units for which they are responsible are driving those actions and initiatives that will ensure that the business units and the Corporation achieve their short-term financial objectives and their long-term strategic goals. These goals are designed to be internally consistent across business units and to collectively drive the achievement of our short- and long-term goals and strategies. These goals are generally assessed qualitatively, with no specific weightings given to any criteria.

The fiscal 2012 goals for Mr. Jeffrey Weiss included objectives based on achieving the financial goals under our 2012 Executive Incentive Plan, as well as the following:

•	executing initiatives to support our product leadership efforts;

•	strengthening performance with our retail customers and successfully integrating new customers;

•	pursuing profitable growth in our creative products division;

•	controlling costs and improving efficiency through process improvements;

•	supporting the implementation of the initial phases of an enterprise resource planning system;

•	expanding our Internet and other channels of electronic distribution to make American Greetings the preferred physical and electronic greetings solution;

•	beginning a globalization initiative;

•	expanding our retail distribution channels; and

•	developing new, and refreshing our existing, character properties.

Although Mr. Jeffrey Weiss met most of his individual performance goals, the Compensation Committee considered the compensation data provided by Mercer and described above under “Setting Compensation,” where it found that his target total cash compensation was above the market median (although long-term equity compensation continued to be below the market median, resulting in total direct compensation paid to be below the market median), and determined not to increase his base salary for fiscal 2013.

The fiscal 2012 goals for Mr. Smith included objectives based on achieving the financial goals under our 2012 Executive Incentive Plan, as well as the following:

•	supporting the implementation of, and managing practices, procedures and control mechanisms around, the initial phases of an enterprise resource planning system;

•	assisting internal audit with audit assessments and implementing appropriate changes;

•	strengthening efficiencies in the finance organization, including reducing redundancies and continuing globalization efforts;

•	executing initiatives designed to effectively return capital to shareholders; and

•	developing our human capital and improving workforce diversity.

The fiscal 2012 goals for Mr. Beeder included objectives based on achieving the financial goals under our 2012 Executive Incentive Plan, as well as the following:

•	achieving revenue growth in core accounts and business segments;

•	continuing to develop and implement product leadership strategies in greeting cards;

•	investing in profitable creative products categories;

•	improving sales process to create sustainable marketplace leadership and improve productivity;

•	developing and exploiting brand differentiation opportunities;

•	implementing consumer marketing strategies;

•	expanding into new, and growing existing, distribution opportunities throughout North America;

•	improving yield, business processes, and merchandising and planning functions;

•	implementing product and other initiatives with retail customers; and

•	developing our human capital.

The fiscal 2012 goals for Mr. Goulder included:

•	effectively executing cost reduction in the supply chain as well as identifying future cost savings initiatives;

•	improving productivity while decreasing costs;

•	partnering with commercial teams to improve efficiency and yield, and grow sales and profitability;

•	improving service levels, including by manufacturing on time and by improving the retail point of sale fulfillment while minimizing inventory costs;

•	effectively executing revisions at new and existing retail customers;

•	driving continuous improvement in product quality, rapid response capabilities, supply chain responsiveness to changing product/format demands and supply chain efficiencies to improve profitability;

•	developing sourcing and manufacturing opportunities, including globalization efforts, print-on-demand capabilities, and product procurement opportunities; and

•	supporting key human resources diversity and inclusion, sustainability and corporate initiatives.

Based on Mr. Smith meeting most of his individual performance goals, effective May 1, 2012, the Compensation Committee determined to increase Mr. Smith’s salary by 3%, from $437,453 to $450,576. Based on Mr. Beeder meeting most of his individual performance goals, effective May 1, 2012, the Compensation Committee determined to increase Mr. Beeder’s salary by 3% from $562,900 to $579,787. Based on Mr. Goulder meeting most of his individual performance goals, effective May 1, 2012, the Compensation Committee determined to increase Mr. Goulder’s salary by 3% from $506,829 to $522,034.

Executive Incentive Plan

General. Consistent with our emphasis on pay-for-performance, we established the Executive Incentive Plan, under which our executive officers, including our named executive officers, are eligible to receive awards based on performance against annually established performance goals. These goals include company-wide financial measures as well as individual performance objectives. This plan is an important component of our compensation package because it is designed to focus our executive officers’ efforts on, and reward executive officers for, annual operating results that help create value for our shareholders. At its target level, in fiscal 2013, the Executive Incentive Plan award represented between 41% and 50% of a named executive officer’s total cash compensation, and between 19% and 26% of a named executive officer’s total direct compensation, depending on the executive’s position.

The corporate performance goals for the Executive Incentive Plan are determined through our annual planning process, which generally begins in the December that precedes the beginning of the fiscal year. During this process, management develops an annual operating plan that is consistent with our strategic plan, and that contains specific, quantifiable annual financial goals. These goals are established for each business unit and for American Greetings as a whole. Around the beginning of each fiscal year, the full Board of Directors meets with senior management and discusses and approves the operating plan for the subsequent fiscal year. The operating plan goals form the basis for the annual incentive performance measures and goals. In this manner, the Board of Directors approved the annual operating plan, and its financial goals and objectives, for fiscal 2013. Similarly, for fiscal 2013, the Compensation Committee approved these operating plan goals, as adjusted by the factors described below, as the incentive plan’s financial objectives for the corporate component for executive officers.

Any awards granted under the Executive Incentive Plan are determined at year-end based on actual performance against the pre-established specific corporate and individual goals. The Chief Executive Officer reviews each named executive officer’s individual performance and recommends to the Compensation Committee for its approval the level of compensation the officer should receive based on his individual performance. The Compensation Committee itself (with input from other independent directors) evaluates the performance of the Chief Executive Officer. The incentive plan award payments to any named executive officer must be reviewed and approved by the Compensation Committee prior to payment. The Compensation Committee may modify the recommendation provided by the Chief Executive Officer with respect to any named executive officer, which in turn affects payment under the Executive Incentive Plan. The Compensation Committee must approve any adjustments to the financial goals applicable to executive officers for purposes of determining if the Corporation has achieved its goals. Except as otherwise determined by the Compensation Committee, permitted adjustments are determined at the same time that the financial goals are initially established at the beginning of each year. These adjustments are described in a manner that can be objectively determined and are intended to account for items, events or changes in the business or its plans that, if included, would either (1) not be a meaningful measure of performance; or (2) not appropriately incentivize management. When made, these adjustments generally apply to all managers, including, except as described below for 2013, the named executive officers. With respect to the corporate goals established under the Executive Incentive Plan for fiscal 2013, these goals are calculated in accordance with U.S. generally accepted accounting principles, or GAAP. However, at the beginning of fiscal 2013, when the goals were established, the Compensation Committee determined that the following items or events, if they occur, should be excluded, and the Corporate EPS and Total Revenue goals, as applicable, and results as measured against such goals should be adjusted accordingly, if they were not otherwise previously factored into the financial goals:

•	Gains, losses or expenses for the fiscal year determined to be extraordinary or unusual in nature or infrequent in occurrence;

•	Gains, losses or expenses for the fiscal year related to the acquisition or disposal of a segment or business all as determined in accordance with GAAP;

•	Gains, losses or expenses for the fiscal year related to a change in accounting principle, as consistently applied;

•	Charges related to head count and other reductions in force, including severance;

•	Gains, losses or expenses for the fiscal year related to restructuring charges, discontinued operations and fixed asset sales;

•	Gains or losses arising from changes in foreign exchange rates;

•	Non-cash long-lived asset impairment charges;

•	Gains, losses or expenses associated with plant closings;

•	Inventory buy-back expenses incurred in connection with the conversion of a customer to a scan-based trading relationship;

•	The effect of acquisitions and dispositions;

•	The amount by which upfront payments, investments or other expenditures incurred in connection with new or amended retail contracts are in excess of revenue that is generated from such contracts during the fiscal year;

•	The impact of repurchases of our debt or capital stock in the open market or otherwise; and

•	The effect of capital restructuring initiatives, including refinancing of indebtedness.

Performance Measures. Under the fiscal 2013 Executive Incentive Plan, incentives are awarded to our named executive officers based on two components: (1) corporate performance (weighted at 80%), and (2) individual performance (weighted at 20%).

For the named executive officers:

•	the corporate component is based on performance compared to an earnings per share (Corporate EPS) goal and a total revenue (Total Revenue) goal; and

•	the individual component is generally based on the officer’s individual performance compared to performance goals and objectives that are designed to ensure the achievement of the business unit and corporate goals, as well as any longer-term strategic initiatives evaluated qualitatively.

The primary measure for performance under the corporate component of our Executive Incentive Plan is earnings per share, or Corporate EPS, weighted at 80% of the target award for the corporate component. Because of its direct correlation to the interests of our shareholders, we believe an EPS goal is a good measure of overall management performance. To provide an incentive for the profitable growth of corporate revenue, the Corporate EPS performance measure is complemented by a total revenue performance measure, weighted at 20% of the 80% target award for the corporate component. We measure Corporate EPS and Total Revenue at the end of the fiscal year. Corporate EPS is calculated as the annual consolidated net income divided by the planned total number of shares outstanding as calculated on a fully diluted basis, adjusted by the factors described above in this section under “General.” Total Revenue is calculated as consolidated net sales and other revenues, including but not limited to royalties, advertising, subscriptions and other revenue streams directly related to the conduct of our principal business, adjusted by the factors described above in this section under “General.” For fiscal 2013, the Corporate EPS goal was $2.36 per share (or $2.45 per share, as adjusted by the factors described above in this section under “General”) and the Total Revenue goal was $1,666 million (or $1,656 million, as adjusted by the factors described above in this section under “General”). Unlike the 2012 Executive Incentive Plan, the fiscal 2013 Executive Incentive Plan does not include a separate performance measure for earnings before interest and taxes, or EBIT. Although EBIT is a good way to measure the operating performance of our business as a whole, the EBIT component of the incentive plan was eliminated because we believe that it is largely duplicative of Corporate EPS in measuring the operating performance of the business and, unlike EBIT, an earnings per share goal increases the accountability for the impact of taxes on our results.

The Compensation Committee set the Corporate EPS and Revenue goals at levels that the Committee believed reflected a stretch for management given the volatility in earnings resulting from increased marketing spending to support our product leadership strategy and given the resources devoted to the other strategic initiatives described above. Although a stretch, in setting the goals the Committee also considered the importance of establishing performance goals that still provided an attainable incentive.

For our named executive officers, other than the Chief Executive Officer and the President and Chief Operating Officer, the individual performance component is based on both the executive’s accomplishment of specific goals and objectives, and a comparison of the executive’s performance with that of other executive officers, as well as that executive’s contribution to the achievement of our corporate goals. The performance of the Chief Executive Officer and President and Chief Operating Officer is evaluated based on the achievement of our corporate goals, and their achievement of their individual goals and objectives. Our named executive officers’ individual performance goals are developed to ensure that the officers and the business units for which they are responsible are driving those actions and initiatives that will ensure that the business units and the Corporation achieve their short-term financial objectives and their long-term strategic goals. These goals are designed to be internally consistent across business units, and to collectively drive the achievement of our short- and long-term goals and strategies. These individual goals are generally assessed qualitatively, with no specific weightings given to any criteria.

The fiscal 2013 goals for Mr. Zev Weiss included objectives based on achieving financial goals, including the Total Revenue and the Corporate EPS goals described above, as well as the following:

•	growing our product leadership position;

•	expanding our Internet and other channels of electronic distribution to make American Greetings the preferred physical and electronic greetings solution;

•	expanding our retail distribution channels;

•	executing initiatives to improve business processes, including the implementation of our enterprise resource planning system, as well as executing sustainable cost saving measures;

•	efficiently managing our new world headquarters project; and

•	continuing to develop our human capital and improving the diversity of our workforce.

The fiscal 2013 goals for Mr. Jeffrey Weiss included objectives based on achieving financial goals, including the Total Revenue and the Corporate EPS goals described above, as well as the following:

•	executing initiatives to support our product leadership efforts;

•	strengthening performance with our retail customers and successfully integrating new customers;

•	pursuing growth strategies and maintaining profitable sales in our creative products division;

•	effectively managing expenses and improving efficiency through process improvements;

•	expanding our Internet and other channels of electronic distribution to make American Greetings the preferred physical and electronic greetings solution;

•	efficiently managing our new world headquarters project; and

•	developing new, and refreshing our existing, character properties.

The fiscal 2013 goals for Mr. Smith included objectives based on achieving the Total Revenue and Corporate EPS goals described above, as well as the following:

•	supporting the implementation of, and managing practices, procedures and control mechanisms around, the enterprise resource planning system;

•	strengthening efficiencies in the finance organization, including implementing initiatives in response to staffing changes and continuing globalization efforts;

•	continuing to lead the implementation of changes made in fiscal 2012 to ensure continued effectiveness of our tax accounting controls and procedures;

•	managing our credit exposures with retail customers;

•	providing financial leadership related to our new world headquarters project; and

•	developing our human capital and improving workforce diversity.

The fiscal 2013 goals for Mr. Beeder included objectives based on achieving the Total Revenue and Corporate EPS goals described above, as well as the following:

•	achieving revenue and market share growth in core accounts and business segments;

•	continuing to develop and implement product leadership strategies in greeting cards;

•	investing in profitable creative products categories;

•	improving sales process to create sustainable marketplace leadership and improve productivity;

•	growing our portfolio of offerings through Internet and other channels of electronic distribution;

•	developing and exploiting brand differentiation opportunities;

•	planning and implementing consumer marketing strategies; and

•	developing our human capital.

The Compensation Committee did not separately assess Mr. Goulder’s achievement of individual goals for 2013. Rather, as part of his separation from the Corporation, we agreed that he would participate in the Executive Incentive Plan for the year ended February 28, 2013 at a “meets expectations” evaluation level with respect to individual performance for purposes of determining the level of bonus payment.

Target Incentive and Calculation of Awards. The Executive Incentive Plan target award levels, as a percentage of base salary, for the named executive officers of American Greetings are listed below. We generally expect that our annual cash incentive awards will target the market median as described above in “Setting Compensation.”

Target Incentive
Zev Weiss	100%
Jeffrey Weiss	90%
John W. Beeder	80%
Michael L. Goulder	80%
Stephen J. Smith	70%

Under the Executive Incentive Plan, an incentive equal to a multiple of the executive officer’s target incentive percentage will be paid based on the level of performance achieved compared to the performance measures described above. The maximum bonus opportunity is 200% of the target incentive award. To earn this maximum, we must achieve at least 128% of both the Corporate EPS and Total Revenue financial goals, and the executive officer must significantly exceed his individual goals. If any of these levels is not met, the incentive payable will vary depending on the performance under each performance component. Under the Corporate EPS and the Total Revenue component, the target goal is defined as a range, where target performance will be achieved if the performance is between 97% and 103% of the goal. Accordingly, if performance exceeds 103%, or is less than 97% of, the targeted amount, the target award for the performance measure will be increased or decreased, as applicable, by 4% for each percentage by which we exceed 103%, or fall below 97%, as applicable, of the EPS or Total Revenue goal, as applicable.

While both the Corporate EPS and Total Revenue performance measures are evaluated independently of one another, in no event may the combined award exceed the maximum permitted for the corporate component of 200% of target. In addition, in order to ensure that incentive awards are not made at levels that reward unacceptable levels of performance, the following thresholds apply before awards can be earned under the Executive Incentive Plan:

•	if at least 80% of the Corporate EPS goal is not achieved there will be no payout under either the Corporate EPS or Total Revenue components of the corporate component;

•	if at least 80% of the Total Revenue goal is not achieved, there will be no payout for the revenue performance measure;

•	if at least 80% of the Corporate EPS goal is not achieved, no incentive is earned for the individual performance component unless the executive officer is determined to have exceeded his individual performance goals. To retain and reward top performers, the plan provides that if the executive officer exceeds his individual performance goals, then notwithstanding the failure to meet the Corporate EPS performance goal, the individual performance component of the incentive will be earned; and

•	if an executive officer does not meet his individual performance goals and receives the lowest individual performance rating, he will not receive any portion of the individual performance component of the incentive and will only receive 50% of the incentive otherwise earned.

Incentive compensation earned by executive officers under the Executive Incentive Plan is paid entirely in cash.

Awards to Named Executive Officers. In April 2013, the Compensation Committee reviewed actual results for fiscal 2013 with respect to achievement of the Corporate EPS and Total Revenue performance goals. As to the Corporate EPS goal, target EPS was $2.36 per share (or $2.45 per share, as adjusted by the factors described above in this section under “General”), with a target Total Revenue of $1,666 million (or $1,656 million, as adjusted by the factors described above in this section under “General”). For named executive officers other than Zev Weiss and Jeffrey Weiss, actual EPS and actual revenue results, as adjusted by the factors described above in this section under “General,” were $2.44 per share and $1,682 million, respectively, or approximately 99.6% and 101.5% of target, respectively, resulting in a payout as a percentage of the target incentive of 100% for both the Corporate EPS and Total Revenue target incentive measures. As described above, the goals under the Executive Incentive Plan are adjusted to account for items, events or changes in the business or its plans that, if included, would either (1) not be a meaningful measure of performance; or (2) not appropriately incentivize management. To this end, adjustments are made for gains, losses or expenses determined to be extraordinary or unusual in nature or infrequent in occurrence. For named executive officers other than Zev Weiss and Jeffrey Weiss, such adjustments were made to fiscal 2013 results for expenses related to or arising from the Corporation’s receipt of, and response to, the Going Private Proposal and subsequent negotiation and execution of the Merger Agreement. However, due to their involvement in the Proposal and the Merger Agreement, the Compensation Committee determined not to make such adjustments with respect to Zev Weiss and Jeffrey Weiss for 2013. As a result, with respect to Zev Weiss and Jeffrey Weiss, a payout as a percentage of the target incentive of 90.8% and 100% for the Corporate EPS and Total Revenue incentive measures, respectively, was earned.

The Compensation Committee then reviewed the Chief Executive Officer’s assessment of each of Jeffrey Weiss, Stephen Smith and John Beeder and each of their respective contributions to our results in fiscal 2013 as well as their achievements of their individual goals. With respect to the Chief Executive Officer, Zev Weiss, the Compensation Committee also considered its own assessment of his performance during fiscal 2013 based on his individual goals described above as well as his contribution to our financial results in fiscal 2013. The individual goals were assessed qualitatively, with no specific weightings given to any criteria. As noted above, as part of his separation from the Corporation, we agreed that Mr. Goulder would participate in the Executive Incentive Plan for the year ended February 28, 2013 at a “meets expectations” evaluation level with respect to individual performance for purposes of determining the level of bonus payment. Based on the foregoing, with the exception of Mr. Smith, each of the named executive officers was determined to have met his individual performance objectives. Mr. Smith was determined to have significantly exceeded his performance objectives. As a result of these considerations, the Compensation Committee approved the following payout amounts for the named executive officers under the Executive Incentive Plan.

Name	Target Payout as a % of Base Salary(1)	Target Award ($)(1)	Maximum Award ($)(1)		Actual Award ($)(1)	Actual Payout as a % of Base Salary(1)
Zev Weiss	100%	$987,067	$1,974,134		$928,948	94%
Stephen J. Smith	70%	$313,872	$627,745		$376,647	84%
Jeffrey Weiss	90%	$695,360	$1,390,720		$654,417	85%
John W. Beeder	80%	$461,578	$923,156		$461,578	80%
Michael L. Goulder	80%	$415,600	$748,080	(2)	$415,600	80%

(1)	Amounts calculated based on base salaries actually paid or earned by the named executive officers during fiscal 2013.
(2)	As described above, as part of his separation agreement, we agreed that Mr. Goulder would participate in the Executive Incentive Plan at a “meets expectations” level for purposes of the individual performance component. The Maximum Award amount for Mr. Goulder was calculated accordingly.

Awards made to named executive officers under the Executive Incentive Plan for performance in fiscal 2013 are reflected in the Fiscal 2013 Summary Compensation Table below.

Long-Term Incentive Compensation

Our long-term incentive compensation program consists primarily of restricted stock units (“RSUs”) and performance shares, where the number of performance shares and RSUs granted is based on the participant’s position in the Corporation and, with respect to RSUs, his or her individual performance in the prior fiscal year.

Equity awards are consistent with our pay-for-performance principles because they:

•	align the interests of executives with those of the shareholders;

•	foster employee stock ownership;

•	reflect the market’s assessment of our level of goal achievement; and

•	focus the management team on increasing value for the shareholders.

We use performance shares and RSUs as our primary long-term incentive vehicles because we believe that the use of multiple forms of compensation helps to provide a balance between long-term and short-term awards in our total compensation package. The Executive Incentive Plan focuses on the achievement of annual performance targets, while long-term performance goals as well as the multi-year vesting for our equity awards creates incentives to improve operational performance and increase shareholder value over a longer term and encourages ongoing executive retention.

Generally, we do not consider an executive officer’s stock holdings or previous equity grants in determining the number of equity awards to grant. We believe that our executive officers should be fairly compensated each year relative to market pay levels of our peer group and relative to our other executive officers. Moreover, we believe that our long-term incentive compensation program furthers our significant emphasis on pay-for-performance compensation. We do not have any requirement that executive officers hold a specific amount of our common shares or stock options. We do, however, prohibit transactions by our directors, officers and employees in puts, calls, hedges and other derivatives relating to American Greetings securities, including, without limitation, financial instruments, such as prepaid variable forward contracts, equity swaps, collars and exchange funds, that are designed to hedge or offset any decrease in the market value of securities of American Greetings.

RSUs

Grant Terms. RSUs are earned on the basis of continued service to us. To align their interests with those of our shareholders, grants to our named executive officers other than the Chief Executive Officer and the President and Chief Operating Officer vest in approximately equal increments over two years following the date of grant and grants to our Chief Executive Officer and President and Chief Operating Officer vest in approximately equal increments over three years following the date of grant.

Grant Timing. Our named executive officers are eligible to receive RSUs annually as well as awards in connection with promotions to higher level positions. The Compensation Committee applies a grant policy designed to ensure that RSUs are granted at such times after we publicly release our quarterly or annual financial information. Under the policy, the date of grant for annual RSU awards is the second trading day (a day that the NYSE is open for trading) following the filing of our Annual Report on Form 10-K. The date of grant for an individual newly hired or promoted into an eligible position is based on the month of hire or promotion, and is either granted with the annual RSU grant or on the second trading day following a quarterly earnings release.

Grants to the Named Executive Officers. Like our other pay components, long-term equity incentive award grants are generally expected to approximate the market median as described above in “Setting Compensation.” Because the value of the RSU grant both to the recipient and for purposes of calculating the expense recorded by the Corporation can vary greatly depending on the trading price of our stock on the date of grant, the size of the RSU grant is based on a fixed dollar value of shares, where the dollar value is based upon the level of the executive officer’s position. For annual grants, this dollar value of the grant size is in turn adjusted depending on the level of individual performance achieved by the executive, based on the executive’s achievement of individual goals and objectives in the fiscal year preceding the grant. As a result, the actual number of RSUs granted will vary in size depending not only on the executive officer’s level and performance in the prior year, but also based on the closing price of our common shares on the date of grant. The annual target grant sizes are as follows:

Name	Target and Actual Annual Grant ($)	Fiscal 2013 Actual Annual Grant (#)
Zev Weiss(1)	$600,000	37,902
Jeffrey Weiss(1)	$450,000	28,428
Stephen J. Smith(2)	$130,000	8,212
John W. Beeder(2)	$210,000	13,266
Michael L. Goulder(2)	$210,000	13,266

(1)

Equity grants in the form of Class B common shares. If the transaction contemplated by the Merger Agreement is consummated, the RSUs granted to Zev Weiss and Jeffrey Weiss will be cancelled without the payment of any consideration.

(2)

Equity grants in the form of Class A common shares. If the transaction contemplated by the Merger Agreement is consummated, it is expected that these RSUs would remain outstanding and subject to existing terms and conditions. However, upon vesting, they would be settled in cash rather than Class A common shares.

The target grant sizes reflected in the table above may be increased or decreased based on individual performance in the prior fiscal year. A named executive officer who has not achieved his or her individual performance goals is eligible for an equity grant ranging from 0% to 100% of the target grant size for his or her position for that fiscal year. A named executive officer who is determined to have exceeded his or her individual performance goals is eligible for an equity grant of either 115% or 125% of the target grant size for his or her position.

The RSUs granted to the named executive officers in fiscal 2013 that are reflected above were granted in May 2012 and are reflected in the Fiscal 2013 Summary Compensation and the Fiscal 2013 Grants of Plan-Based Awards Tables in the “Fiscal 2013 Information Concerning Executive Officers” section below. The size of the award was based on the officer’s target grant size and his individual performance during fiscal 2012. As described above under “Base Salaries,” the grant sizes to each of the named executive officers were based on each of them meeting his individual performance goals for fiscal 2012.

Performance Shares

General. In fiscal 2013 the Compensation Committee approved a new performance share award program under which each year executive officers, including the named executive officers, are eligible to receive grants of performance shares under the American Greetings 2007 Omnibus Incentive Compensation Plan. Under this program, common shares can be earned based on the achievement of long-term performance goals established by the Compensation Committee from time to time. The program is designed to reward participants for successfully executing key strategic, operational and business objectives that are intended to produce exceptional long-term performance and create significant value for our shareholders. The performance share program, like the Executive Incentive Plan, is intended to drive operational performance while also helping to create shareholder value, thereby better aligning the interests of our executives with those of our shareholders. However, by focusing on multi-year performance goals, the performance share program complements the Executive Incentive Plan, which is focused on annual performance goals, by incentivizing improved operational performance over a longer period of time. Performance share grants entitle the recipient to receive common shares based on the achievement of such performance goals as may be established by the Compensation Committee at the time of grant.

The number of performance shares to be granted under our performance share program is based on a fixed dollar value of shares, where the dollar value is based upon the level of the executive officer’s position. As a result, the actual number of performance shares granted each year will vary in size depending not only on the executive officer’s level, but also based on the closing price of our common shares on the date of grant. The dollar value of the target and maximum grant sizes used for purposes of calculating the performance share grants made on May 25, 2012 were as follows:

Name	Target ($)	Maximum ($)
Zev Weiss	$1,030,000	$2,060,000
Stephen J. Smith	$130,000	$260,000
Jeffrey Weiss	$580,000	$1,160,000
John W. Beeder	$210,000	$420,000
Michael L. Goulder	$210,000	$420,000

In setting the dollar value at each officer position level, the Compensation Committee considered the compensation data provided by Mercer as described above under “Setting Compensation,” where Mercer determined that total cash compensation paid to our named executive officers as a group was slightly above the peer group median, while long-term equity compensation was below the peer group median, resulting in total direct compensation generally falling below the peer group median. As a result, the dollar value of the target grant sizes was set at a level to ensure that, together with the RSU program, both the long-term equity component of our compensation program and the total direct compensation to our named executive officers as a group were generally closer to the peer group median for 2013.

The performance award program is intended to grant awards that can be earned based on the achievement of performance goals over a three year period. In order to transition to a program under which performance shares can be earned each year based on three year performance periods, on May 25, 2012, the Compensation Committee made the following three separate performance share grants to the named executive officers, under which each officer may earn up to the maximum number of shares as set forth below. The amounts set forth below under the “Target” column represent the number of shares that the named executive officer can earn based on performing at the target level for each performance goal. The amounts set forth below under the “Maximum” column represent the maximum number of shares that the named executive officer can earn based on performing at the maximum level for each of the performance goals described below.

Name	Grant 1 (Performance Period Ending February 28, 2013) (Period 1A)		Grant 2 (Performance Period Ending February 28, 2014) (Period 1B)		Grant 3 (Performance Period Ending February 28, 2015) (Period 1C)
	Target	Maximum	Target	Maximum	Target	Maximum
Zev Weiss(1)(2)	72,179	144,358	72,179	144,358	72,179	144,358
Stephen J. Smith(3)	9,110	18,220	9,110	18,220	9,110	18,220
Jeffrey Weiss(1)(2)	40,645	81,290	40,645	81,290	40,645	81,290
John Beeder(3)	14,716	29,432	14,716	29,432	14,716	29,432
Michael Goulder(3)	14,716	29,432	14,716	29,432	14,716	29,432

(1)	Equity grants in the form of Class B common shares.
(2)

All of the performance shares granted to Zev Weiss and the performance shares granted to Jeffrey Weiss for the three year performance period ended February 28, 2015, are conditioned upon the approval of an amendment to the 2007 Omnibus Incentive Compensation Plan to increase the number of Class B common shares available thereunder by an amount that is sufficient to cover the maximum number of shares that may be issued upon vesting of the performance shares. If such shareholder approval is not obtained, the grant of performance shares will automatically terminate, and Zev Weiss and Jeffrey Weiss will have no right to receive the performance shares or any shares subject thereto. As a result of our entering into the Merger Agreement, no approval of any such amendment is currently being sought. If the Merger is completed, the performance shares granted to Zev Weiss and Jeffrey Weiss will be cancelled, without the payment of any consideration.

(3)

Equity grants in the form of Class A common shares. If the Merger is completed, it is expected that these performance shares would remain outstanding and be subject to existing terms and conditions. However, if earned and vested, they would be settled in cash rather than in Class A common shares. Certain adjustments may also be made to the performance goals after closing of the transaction.

Each of the performance share awards set forth above is reflected in the Fiscal 2013 Summary Compensation Table below based on the Target grant level.

As illustrated below, awards under the first grant can be earned based on performance over the one year period ended February 28, 2013 (Period 1A); awards under the second grant can be earned based on performance over the two year period ended February 28, 2014 (Period 1B); and awards under the third grant can be earned based on performance over the three year period ended February 28, 2015 (Period 1C). If the performance measures are achieved for the Period 1A and Period 1B grants, the awards are considered earned and credited to the participant’s account; however, the awards are subject to an additional vesting period ending on February 28, 2015. Thereafter, as reflected below as Periods 2 and 3, grants, if made, will have three-year performance periods, without additional vesting periods if the performance goals are achieved.

*	Periods related to performance share awards granted on May 25, 2012.

Shares may be earned under performance share grants based on the achievement of the performance goals established by the Compensation Committee at the time of each grant. The Compensation Committee must approve any adjustments to the performance goals applicable to executive officers for purposes of determining if the Corporation has achieved its goals. Except as otherwise determined by the Compensation Committee, permitted adjustments are determined at the same time that the financial goals are initially established at the beginning of each year. These adjustments are described in a manner that can be objectively determined and are intended to account for items, events or changes in the business or its plans that, if included, would either (1) not be a meaningful measure of performance, or (2) not appropriately incentivize management. When made, these adjustments generally apply to all participants in the performance share program, including, except as described below for 2013, the named executive officers. For purposes of calculating the achievement of each of the goals described below, these goals, together with performance against these goals, will be calculated (x) in accordance with U.S. generally accepted accounting principles, as in effect from time to time (“GAAP”); and (y) in a manner that is consistent with the comparable measure, if any, presented in the Corporation’s filings with the SEC. Notwithstanding the foregoing, at the beginning of fiscal 2013 when the goals were established, the Compensation Committee determined that the following items or events, if they occur, will be excluded, and the goals and results, as applicable, measured against such goals will be adjusted accordingly, if they were not otherwise previously factored into the goals:

•	Gains, losses or expenses determined to be extraordinary or unusual in nature or infrequent in occurrence;

•	Gains, losses or expenses related to a change in accounting principle, as consistently applied;

•	Gains, losses or expenses associated with the construction of and move to the Corporation’s new World Headquarters; and

•	Expenses associated with the design and installation of an enterprising planning system.

Performance Measures. The table set forth below describes each of the performance measures under which shares may be earned under the performance share grants made on May 25, 2012, together with how each of these measures are weighted and the rationale for establishing each measure.

Performance Category	Measure & Rationale	Weighting	Description
Card Units	All Channels of Distribution (intended to drive growth in our core business – greeting cards)	35%	Cumulative total paper greeting card units conveyed worldwide over the performance period through all channels of distribution, including electronic channels of distribution (excluding boxed cards, cellos and identical greeting cards sold to the same consumer for purposes of mass distribution, such as, by way of example, multiple Christmas photo cards (“Multiples”))
	Electronic Channels of Distribution (intended to drive growth through an emerging channel of distribution)	15%	Cumulative total paper one-to-one greeting card units conveyed over the performance period through electronic channels of distribution (excluding boxed cards, cellos and Multiples)
Efficiency	Total Expense as a Percentage of Revenue (designed to incentivize profitable revenue growth)	35%	Quotient of total consolidated expenses over the performance period to total consolidated revenues over the performance period (excluding interest and income taxes)
	SG&A Payroll Expense (multi-year average) (designed to drive greater efficiency and lower costs)	15%	Average over the performance period of annual payroll-related expenses worldwide

For each performance measure, as illustrated below, the Compensation Committee established a threshold, target and maximum level for purposes of determining the number of performance shares that may be earned with respect to that performance measure. These goals were set at levels that the Compensation Committee believed reflected a stretch for management while representing goals that still provided an attainable incentive. The general performance thresholds, as well as the specific thresholds described below, are designed to ensure that performance meets certain minimum expectations, while the range of possible payouts up to the maximum amount is designed to incentivize the named executive officers to drive the Corporation’s performance to the best achievable outcomes. The maximum levels for the performance measures are designed to be attainable with exceptional performance over the term of the performance period. In addition, to ensure that the growth in sales of greeting cards through electronic channels of distribution are not made at the expense of greeting cards sold in all channels of distribution, no shares can be earned under the Card Unit performance category if we have not achieved the threshold level of performance under the All Channels of Distribution performance measure. Similarly, to incentivize expense management that promotes revenue growth, no shares can be earned under the Efficiency performance category if we have not achieved the threshold level of performance under the Total Expenses as a Percentage of Revenue performance measure.

Awards to Named Executive Officers. In May 2012, the Compensation Committee established the performance goals for each of the three performance share grants made to the named executive officers on May 25, 2012. These goals for the performance period (Period 1A) ended February 28, 2013, are set forth in the table below. On April 26, 2013, the Compensation Committee reviewed actual results for fiscal 2013 with respect to achievement of each of these performance measures and determined that we performed at the levels set forth below under Actual Results, resulting in the percentage of performance shares earned set forth below.

	Performance Goals (Performance Period Ended February 28, 2013)					Percentage of Target Performance Shares
				Fiscal 2013 Results
Performance Measures	Threshold Goal	Target Goal	Maximum Goal	Actual	Adjusted (1)
Card Units
All Channels of Distribution	1,556 million	1,577 million	1,583 million	1,579 million	1,565 million	71.6%
Electronic Channels of Distribution	1.0 million	1.5 million	2.0 million	1.2 million	1.2 million	67.1%
Efficiency
Total Expenses as a Percentage of Total Revenue	91%	90%	89%	93%	90%(2)	116.3%(2)
SG&A Payroll Expenses	$315 million	$312 million	$309 million	$346 million	$304 million	200%

(1)	As adjusted by the factors described above in this section under “General.”
(2)

As described above, due to their involvement in the Going Private Proposal and the Merger Agreement, the Compensation Committee determined not to make certain adjustments for related expenses with respect to Zev Weiss and Jeffrey Weiss for 2013. As a result, the adjusted fiscal 2013 results with respect to Total Expenses as a Percentage of Total Revenue for each of Zev and Jeffrey Weiss was 90.2%, resulting in a number of performance shares being earned as a percentage of the target performance share grant of 87.7%.

As a result of the fiscal 2013 performance set forth above, each of the named executive officers was credited with the number of performance shares set forth below, which, subject to continued employment, will vest and be issued on February 28, 2015.

Name	Performance Shares Credited for Performance Period Ended February 28, 2013
Zev Weiss	69,162	(1)(2)
Stephen J. Smith	9,643
Jeffrey Weiss	38,946	(2)
John Beeder	15,576
Michael Goulder	15,576

(1)	The performance shares credited to Zev Weiss are conditioned upon the approval of an amendment to the 2007 Omnibus Incentive Compensation Plan to increase the number of Class B common shares available thereunder by an amount that is sufficient to cover the maximum number of shares that may be issued upon vesting of the performance shares, including the shares credited to Zev Weiss as set forth above. If such shareholder approval is not obtained, the performance shares credited to Zev Weiss will automatically terminate and he will have no right to receive the performance shares or any shares subject thereto. As a result of our entering into the Merger Agreement, no approval of any such amendment is currently being sought.
(2)	If the Merger is completed, the performance shares credited to Zev Weiss and Jeffrey Weiss will be cancelled, without the payment of any consideration.

Benefits

To offer competitive compensation packages, during fiscal 2013, we provided our executive officers a Supplemental Executive Retirement Plan (the “SERP”). The Supplemental Executive Retirement Plan is designed to provide benefits that are competitive with those offered by other comparable companies, while requiring a meaningful tenure as an officer before becoming eligible to receive benefits. In addition, until December 8, 2011, executive officers, including the named executive officers, could elect to defer compensation on a tax deferred basis under our Executive Deferred Compensation Plan. These plans are described in more detail in the narrative accompanying the disclosure tables in the “Fiscal 2013 Information Concerning Executive Officers” section below.

Our executive officers also participate in other benefit plans provided by American Greetings, including medical, dental, vision and life and AD&D insurance as well as the Corporation’s Retirement Profit Sharing and Savings Plan. Except as described below under “Perquisites and Other Benefits,” their participation is generally on the same terms as other employees.

Perquisites and Other Benefits

We provide our named executive officers with certain personal benefits and perquisites. The value of personal benefits and perquisites, and the related incremental cost to American Greetings, has historically not been significant. The primary personal benefits and perquisites for our named executive officers are:

•	Company-provided car – for both business and personal use, where we also pay the operating costs, including maintenance and insurance. In an effort to eliminate some of the costs and administrative burdens of administering the executive car program, beginning on the later of January 1, 2012 and the date that the executive’s company car lease expires, rather than providing a company car, executive officers will be provided an annual car allowance intended to be used for, and to cover the operating costs of, a vehicle.

•	Company products – providing the named executive officers with free company products from our company store for personal use (all non-officer employees may purchase company products at a significant discount from the retail cost).

•	Executive life insurance – providing the named executive officers with a universal life insurance policy of three times their annual base salary, and reimbursing them for the payment of taxes on income attributed to the executive for the value of universal life insurance premiums paid by us. Upon termination of employment or the policy, each officer may assume his or her insurance policy, including premium payment obligations, in which case such officer will be entitled to any cash surrender value attributable to the policy, which has historically been de minimis. In an effort to reduce costs and streamline administrative processes, effective January 1, 2013, this program was changed to provide that named executive officers only receive a term life insurance benefit of two times their annual base salary.

•	Accidental death and dismemberment insurance – providing each named executive officer with an accidental death and dismemberment benefit in an amount equal to $275,000 and, in certain instances, $75,000 for the officer’s spouse and $25,000 for each of the officer’s dependent children. In an effort to provide a more competitive benefit, effective January 1, 2013, the accidental death and dismemberment benefit was increased to equal two times the officer’s annual base salary (the spouse and child benefit remain unchanged).

•	Business travel accident insurance – providing each named executive officer with a business travel accident benefit of the lesser of (1) three times his or her annual salary and (2) $3 million subject to a minimum of $250,000 for the officer and, in certain instances, $75,000 for the officer’s spouse and $25,000 for each of the officer’s dependent children.

Severance and Change in Control Agreements

We do not offer separate change in control agreements for our named executive officers. However, Mr. Beeder has provisions in his employment agreement that provide for certain compensation and other benefits if he separates from employment upon or following a change in control. In addition, when we retained Mr. Smith as our Vice President and Treasurer in April 2003, we agreed to provide him certain severance benefits if terminated by us without cause. In connection with his separation from the Corporation on February 28, 2013, we also entered into a Separation and Release Agreement with Mr. Goulder that provides him certain severance and other payments following his separation. We also have a general severance policy under which executive officers are entitled to severance benefits if they are terminated involuntarily. These arrangements for our named executive officers are described in more detail in the section below entitled “Potential Payments Upon Termination or Change in Control.”

To attract the highest caliber of officers, from time to time, we have found it necessary to offer severance arrangements that compensate our officers upon a change in control or their termination by us for reasons other than cause. Additionally, when offering arrangements entitling our officers to compensation upon separation following a change in control, we have considered the nature of the position, the need to fill the position and the ability to attract the senior executive officer. These severance arrangements following a change in control have been structured with a “double trigger,” meaning the severance is only paid if (1) we undergo a transaction that is deemed a change in control and (2) the officer is terminated or constructively terminated. We believe this double trigger requirement maximizes shareholder value because it ensures the officer does not receive an unintended windfall by receiving a severance payment while maintaining his salaried position. We believe these arrangements are reasonable means to protect the officers in the event of a change in control and align their interests with our shareholders because providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of shareholders. Relative to the overall value of American Greetings, we believe that these potential change in control and severance benefits are minor.

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code, which generally limits the tax deductibility of compensation paid by a public company to its Chief Executive Officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

Although tax deductibility of compensation is preferred, it is not a primary objective of our compensation programs. We believe that achieving our compensation objectives set forth above is more important than the benefit of tax deductibility, and we reserve the right to maintain flexibility in how we compensate our executive officers that may result in limiting the deductibility of amounts of compensation from time to time.

Compensation Committee Report

The Compensation and Management Development Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation and Management Development Committee

Scott S. Cowen (Chairman)	Charles A. Ratner
Jeffrey D. Dunn	Jerry Sue Thornton

The foregoing Report of the Compensation and Management Development Committee shall not be incorporated by reference into any previous or future filing under the Securities Act of 1933 or the Exchange Act.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has at any time been one of our officers or employees. During the past fiscal year, none of our executive officers served as a member of the Board of Directors or Compensation Committee of any entity that had one or more of its executive officers serving on our Board of Directors or our Compensation Committee.

Risks Related to Compensation Policies and Practices

In April 2013, we conducted a risk assessment of our compensation policies and practices for our employees, including those relating to our executive compensation programs. Mercer, the Compensation Committee’s outside consultant, assisted us in conducting the assessment. Our risk assessment included a detailed qualitative and quantitative analysis of our compensation and benefit programs in which employees at all levels of the organization may participate, including our executive officers. We also considered how our compensation programs compare, from a design perspective, to compensation programs maintained by other companies. Based on our assessment, we believe that our compensation and benefit programs have been appropriately designed to attract and retain talent and properly incent employees. Although our programs are generally designed to pay for performance and provide incentive-based compensation, the programs contain various mitigating factors to ensure our employees, including our named executive officers, are not encouraged to take unnecessary risks in managing our business. These factors include:

•	Oversight of programs (or components of programs) by committees of the Board, including the Compensation Committee;

•	Discretion provided to the Board and the Compensation Committee (including negative discretion) to set targets, monitor performance and determine final payouts;

•	Oversight of programs (or components of programs) by a broad-based group of functions within the organization, including Human Resources, Finance, Audit and Legal and at multiple levels within the organization (both corporate and business unit/region);

•	A mixture of programs that provide focus on both short- and long-term goals and that provide a mixture of cash and equity compensation;

•	Customary caps on the maximum payouts available under certain programs, including the Executive Incentive Plan;

•	Incentives focused primarily on the use of reportable and broad-based financial metrics (such as EBIT, Total Revenue and EPS), including a mixture of consolidated and business-specific goals, with no one factor receiving an excessive weighting;

•	Service-based vesting conditions with respect to equity grants; and

•	The significant long-term ownership interests in the Corporation held by certain of our key executive officers.

We discussed the findings of our risk assessment with the Compensation Committee. We believe that our compensation policies and practices do not encourage excessive or unnecessary risk taking and are not reasonably likely to have a material adverse effect on American Greetings.

Fiscal 2013 Compensation Information Concerning Named Executive Officers

Summary Compensation

The table below summarizes the total compensation for the named executive officers for the fiscal year ended February 28, 2013 (and prior fiscal years, as applicable). Amounts listed under the “Non-Equity Incentive Plan Compensation” column below were determined by the Compensation Committee at its April 2013 meeting and were paid out shortly thereafter.

Fiscal 2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)		Stock Awards ($) (2)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($) (3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)		All Other Compensation ($) (5)		Total ($)
Zev Weiss Chief Executive Officer	2013 2012 2011	$ $ $	987,067 980,740 944,495	$ $ $	3,310,094 648,543 368,769	$	— — 630,278	$ $ $	928,948 996,039 1,716,715	$ $ $	234,616 544,215 125,212	$ $ $	48,300 60,135 96,240	$ $ $	5,509,025 3,229,672 3,881,709
Stephen J. Smith Senior Vice President and Chief Financial Officer	2013 2012 2011	$ $ $	448,389 435,329 418,276	$ $ $	470,390 125,627 76,853	$	— — 133,803	$ $ $	376,647 309,484 502,902	$ $ $	93,680 125,156 43,009	$ $ $	37,539 52,834 51,823	$ $ $	1,426,645 1,048,430 1,226,666
Jeffrey Weiss President and Chief Operating Officer	2013 2012 2011	$ $ $	772,622 767,670 739,300	$ $ $	1,968,013 487,705 277,315	$	— — 472,709	$ $ $	654,417 701,681 1,209,376	$ $ $	189,930 388,822 65,681	$ $ $	38,108 58,483 57,183	$ $ $	3,623,090 2,404,361 2,821,564
John W. Beeder Senior Vice President Executive Sales and Marketing Officer	2013 2012 2011	$ $ $	576,973 531,876 483,334	$ $ $	759,861 251,254 131,270	$	— — 231,377	$ $ $	461,578 432,139 741,473	$ $ $	102,949 116,929 71,798	$ $ $	38,845 52,051 89,821	$ $ $	1,940,206 1,384,249 1,749,073
Michael L. Goulder Former Senior Vice President Executive Supply Chain Officer	2013 2012 2011	$ $ $	519,500 504,369 489,678	$ $ $	759,861 201,003 105,016	$	— — 185,103	$ $ $	415,600 409,790 672,857	$ $ $	323,091 159,615 60,371	$ $ $	33,047 42,068 49,490	$ $ $	2,051,099 1,316,845 1,562,515

(1)	The amounts included in this column for fiscal 2013 reflect the base salaries actually paid to or earned by the named executive officers during fiscal 2013. As described in the Compensation Discussion and Analysis section under “Base Salaries,” increases in base salaries are effective on May 1.
(2)	The amounts for fiscal 2013 reflect the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), excluding the impact of estimated forfeitures. For fiscal 2013, the amounts represent RSUs and performance shares granted to each of the named executive officers in May 2012 as described in the Compensation Discussion and Analysis under the headings “Analysis of Compensation Elements Paid to Named Executive Officers – Long-Term Incentive Compensation.” Assumptions used in calculating the amounts are included in Note 15 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. With respect to the performance shares, the grant date value for each award has been determined assuming the target number of shares would be earned, which the Corporation determined to be the most probable outcome with respect to the performance conditions at the time of grants. While these amounts reflect the aggregate grant date fair value computed in accordance with ASC 718, they may not correspond to the actual value that will be recognized by the named executive officers. The actual amount, if any, realized will depend on the number of RSUs and performance shares, if any, vested and earned and the market price of our common shares at the time of settlement of such awards. In addition, although all of the performance shares granted to Zev Weiss and the performance shares granted to Jeffrey Weiss for the three-year performance period ended February 28, 2015 are conditioned upon the approval of an amendment to the 2007 Omnibus Incentive Compensation Plan to increase the number of Class B common shares available thereunder by an amount that is sufficient to cover the maximum number of shares that may be issued upon vesting of the performance shares, the amounts for fiscal 2013 reflect the grant date fair value for all of these performance shares granted to Zev and Jeffrey Weiss. As a result of our entering into the Merger Agreement, we are not currently seeking shareholder approval of an amendment to the 2007 Omnibus Incentive Compensation Plan. For additional information regarding grants of RSUs and performance shares, including information regarding performance shares actually earned by the named executive officers based on fiscal 2013 performance, see the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers — Long-Term Incentive Compensation.”

(3)	The amounts in this column for fiscal 2013 reflect the cash awards to the named executive officers under the Executive Incentive Plan, which is discussed in further detail in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Executive Incentive Plan.”
(4)	The amounts in this column reflect the actuarial change in the present value of the named executive officer’s benefits under our Supplemental Executive Retirement Plan during the respective fiscal year. The amounts include benefits that the named executive officer may not currently be entitled to receive because such amounts are not vested. Other than the Supplemental Executive Retirement Plan, none of the named executive officers participates in any defined benefit or actuarial pension plan. See the “Pension Benefits in Fiscal 2013” section below for additional information with respect to fiscal 2013, including the present value assumptions used in this calculation.
(5)	The following table describes each component of the amount included under the “All Other Compensation” column with respect to fiscal 2013:

Name	Tax Payments (a)	Matching and Profit Sharing Contributions (b)	Value of Life/AD&D Insurance Premiums (c)	Other Benefits (d)
Zev Weiss	$4,599	$12,775	$6,490	$24,436
Stephen J. Smith	$2,419	$12,775	$5,102	$17,243
Jeffrey Weiss	$4,502	$12,775	$6,060	$14,771
John W. Beeder	$2,182	$12,775	$5,028	$13,860
Michael L. Goulder	$2,633	$12,775	$5,363	$12,276

(a)	Reflects amounts reimbursed for the payment of taxes on income attributed to the officer for the value of universal life insurance premiums paid by American Greetings.
(b)	This column reports (i) company matching contributions with respect to fiscal 2013 to the named executive officer’s 401(k) savings account under our Retirement Profit Sharing and Savings Plan of 40% of the first 6% of pay up to the limitations imposed under the Internal Revenue Code; and (ii) profit sharing contributions with respect to fiscal 2013 under our Retirement Profit Sharing and Savings Plan.
(c)	This column represents premiums paid by American Greetings with respect to life insurance benefits, and accidental death and dismemberment insurance.
(d)	This column includes the aggregate incremental cost to American Greetings of the following perquisites or benefits for each named executive officer during fiscal 2013, none of which individually exceeded the greater of $25,000 or 10% of the total perquisites provided to the named executive officer: company car and free company products. From time to time, the named executive officers have used company tickets for sporting events and other entertainment venues with a guest or family member. There was no incremental cost to us for these tickets.

Grants of Plan-Based Awards in Fiscal 2013

The table below provides the following information about equity and non-equity awards granted to the named executive officers in fiscal 2013: (1) the grant date; (2) the date the grant was approved by our Compensation Committee; (3) the estimated possible payouts under non-equity incentive plan awards, which consist of potential payouts under our Executive Incentive Plan for the fiscal 2013 performance period; (4) estimated payouts under equity incentive plan awards; (5) all other stock awards, which consist of time-based restricted stock units awarded to the named executive officers; and (6) the grant date fair value of each equity award computed under ASC 718.

Fiscal 2013 Grants of Plan-Based Awards Table

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (4)	Grant date Fair Value of Stock Awards (5)
		Approval	Thresh-old	Target	Maxi-mum	Thresh-old	Target	Maxi-mum
		Date (1)	($)	($)	($)	(#)	(#)	(#)	(#)
Zev Weiss			$296,120	$987,067	$1,974,134
	5/2/12	4/19/12							37,902	$556,653
	5/25/12	5/25/12				12,631	72,179	144,358		$917,814
	5/25/12	5/25/12				12,631	72,179	144,358		$917,814
	5/25/12	5/25/12				12,631	72,179	144,358		$917,814
Stephen J. Smith			$94,162	$313,872	$627,745
	5/2/12	4/19/12							8,212	$122,867
	5/25/12	5/25/12				1,594	9,110	18,220		$115,841
	5/25/12	5/25/12				1,594	9,110	18,220		$115,841
	5/25/12	5/25/12				1,594	9,110	18,220		$115,841
Jeffrey Weiss			$208,608	$695,360	$1,390,720
	5/2/12	4/19/12							28,428	$417,512
	5/25/12	5/25/12				7,113	40,645	81,290		$516,834
	5/25/12	5/25/12				7,113	40,645	81,290		$516,834
	5/25/12	5/25/12				7,113	40,645	81,290		$516,834
John W. Beeder			$138,473	$461,578	$923,156
	5/2/12	4/19/12							13,266	$198,484
	5/25/12	5/25/12				2,575	14,716	29,432		$187,126
	5/25/12	5/25/12				2,575	14,716	29,432		$187,126
	5/25/12	5/25/12				2,575	14,716	29,432		$187,126
Michael L. Goulder			$168,235	$415,600	$748,080
	5/2/12	4/19/12							13,266	$198,484
	5/25/12	5/25/12				2,575	14,716	29,432		$187,126
	5/25/12	5/25/12				2,575	14,716	29,432		$187,126
	5/25/12	5/25/12				2,575	14,716	29,432		$187,126

(1)	Reflects the date on which the RSU and performance share awards were approved by the Compensation Committee. The May 2, 2012 grants of RSUs were set in advance to follow the filing of our Annual Report on Form 10-K. On May 25, 2012, the Compensation Committee approved three separate grants of performance shares. For a description of the policy relating to granting RSUs, refer to the description of our RSU grant program in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Long-Term Incentive Compensation.”
(2)	These columns show the potential value of the payout for each named executive officer under our Executive Incentive Plan at threshold, target and maximum levels. The actual payout levels were based on fiscal 2013 performance and are disclosed in the Summary Compensation Table under the Non-Equity Incentive Plan Compensation heading. The Executive Incentive Plan, including a discussion on target levels, business measurements, performance goals and fiscal 2013 performance, is described in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Executive Incentive Plan.”
(3)	The columns show the potential number of common shares that may be earned pursuant to the performance shares that were granted to our named executive officers on May 25, 2012 under the Performance Share Program at threshold, target and maximum levels. The table includes three separate grants that were made to each of the named executive officers on May 25, 2012 to implement the new Performance Share Program. The performance share awards made to Messrs. Zev and Jeffrey Weiss are with respect to our Class B common shares and the performance share awards made to the other named executive officers are with respect to our Class A common shares. These performance share awards have varying vesting periods, and have different performance periods of one year (fiscal 2013), two years (through fiscal 2014) and three years (through fiscal 2015). Each of the performance shares awarded to Mr. Zev Weiss, and the three-year performance shares awarded to Mr. Jeffrey Weiss, were granted conditional on shareholder approval of an amendment to the 2007 Omnibus Incentive Compensation Plan to increase the number of Class B common shares available thereunder by an amount that is sufficient to cover the maximum number of shares that may be issued upon vesting of the performance shares. If such shareholder approval is not obtained, the grant of performance shares will automatically terminate, and Zev Weiss and Jeffrey Weiss will have no right to receive the performance shares or any shares subject thereto. As a result of our entering into the Merger Agreement, no approval of any such amendment is being sought at this time. If the Merger is completed, the performance shares granted to Messrs. Zev and Jeffrey Weiss will be cancelled without the payment of any consideration; however, the performance shares granted to each of Messrs. Beeder, Goulder and Smith would remain outstanding and subject to existing terms and conditions with the exception that, upon vesting, they would be settled in cash rather than Class A common shares. For additional information regarding grants of performance shares, including information regarding performance shares actually earned by the named executive officers based on fiscal 2013 performance, see “Analysis of Compensation Elements Paid to Named Executive Officers — Long-Term Incentive Compensation — Performance Shares” in the Compensation Discussion and Analysis section.
(4)	The amounts in this column reflect the annual RSU grant made to each named executive officer. The RSUs granted to Messrs. Zev and Jeffrey Weiss are with respect to our Class B common shares and the RSUs granted to the other named executive officers are with respect to our Class A common shares. The Class B RSU grants to Messrs. Zev and Jeffrey Weiss will vest in approximately equal increments on each of the first, second and third anniversaries of the date of grant. The Class A RSU grants to Messrs. Smith, Beeder and Goulder will vest in equal amounts on each of the first and second anniversaries of the date of grant. The annual RSU grants are described in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Long-Term Incentive Compensation – RSUs.” If the Merger is completed, the RSUs granted to Zev Weiss and Jeffrey Weiss will be cancelled without the payment of any consideration; however, the RSUs granted to each of Messrs. Beeder, Goulder and Smith would remain outstanding and subject to existing terms and conditions with the exception that, upon vesting, they would be settled in cash rather than Class A common shares.
(5)	The amounts in this column reflect the grant date fair value of the RSUs and performances shares granted to the named executive officers in fiscal 2013. Refer to footnote (2) to the Summary Compensation Table for additional information.

Employment Agreements

We have entered into employment agreements with each of our named executive officers. In addition to the matters described below, each of these agreements provides for certain compensation to be paid to the named executive officer following the termination of his employment under certain circumstances. A description of these provisions is contained in the “Potential Payments Upon Termination or Change in Control” section below.

Mr. Zev Weiss’s employment agreement, dated May 1, 1997, provides for an annual base salary of not less than $70,716 plus additional compensation as the Board, Executive Committee or the Chair of the Executive Committee may determine. Mr. Zev Weiss’s base salary as of February 28, 2013 was $987,067.

Mr. Stephen Smith’s employment agreement, dated August 14, 2003, provides for an annual base salary of not less than $175,000 plus additional compensation as the Board, Executive Committee or the Chair of the Executive Committee may determine. Mr. Smith’s base salary as of February 28, 2013 was $450,576.

Mr. Jeffrey Weiss’s employment agreement, dated June 1, 1991, provides for an annual base salary of not less than $70,000 plus additional compensation as the Board, Executive Committee or the Chair of the Executive Committee may determine. Mr. Jeffrey Weiss’s base salary as of February 28, 2013 was $772,622.

Mr. John Beeder’s employment agreement, dated June 12, 2008, provides for an annual base salary of not less than $440,000, which salary may be increased based on Mr. Beeder’s performance. Mr. Beeder’s base salary as of February 28, 2013 was $579,787. During his employment, he is entitled to participate in our Executive Incentive Plan at the Senior Vice President level, our equity grant plans at the Senior Vice President level, our flexible benefits program, and the Retirement Profit Sharing and Savings Plan. Mr. Beeder is also entitled to receive certain other benefits normally provided to other Senior Vice Presidents, including use of a company car.

Under the terms of their agreements, each of Messrs. Zev Weiss, Jeffrey Weiss, Smith and Beeder agreed, after leaving American Greetings for any reason, that he will not work, directly or indirectly, for any of our competitors in the United States or Canada for a period of twelve months. The agreements also contain customary confidentiality provisions.

In connection with his separation from the Corporation, on October 24, 2012, the Corporation and Mr. Goulder entered into a Separation and Release Agreement, which superseded and terminated Mr. Goulder’s employment agreement dated October 17, 2002. In accordance with the Separation and Release Agreement, Mr. Goulder continued as an employee of the Corporation until February 28, 2013, at which time his employment terminated. Details of Mr. Goulder’s severance arrangements can be found in the section entitled “Potential Payments Upon Termination or Change in Control – Separation and Release Agreement” in this Annual Report.

The benefits that the other named executive officers will receive upon a termination of their employment or a change in control are discussed below under “Potential Payments Upon Termination or Change in Control.” A description of the terms of RSUs awarded to our named executive officers is included in the Compensation Discussion and Analysis section.

Outstanding Equity Awards at Fiscal 2013 Year-End

The following table provides information on the holdings of stock options and stock awards by the named executive officers as of February 28, 2013. This table includes unexercised and unvested stock options, unvested RSUs, performance shares with performance conditions that have been satisfied but that have not otherwise vested, and performance shares that have not yet been earned. Each equity grant is shown separately for each named executive officer. The vesting schedule for each unvested grant is shown in the footnotes to this table, based on the option or stock award grant date. Except as otherwise noted, the equity awards relate to our Class A common shares. The market value of the stock awards is based on the closing market price of American Greetings’ Class A common shares as of February 28, 2013, which was $16.20.

Pursuant to the Merger Agreement, if the Merger is completed, the outstanding equity awards held by Messrs. Zev Weiss and Jeffrey Weiss will be cancelled without payment of any consideration. If the Merger is completed, any outstanding stock options held by the other named executive officers will be cancelled in exchange for a cash payment. For “in-the-money” stock options, the cash payment will be based on the spread between the exercise price and the Merger consideration of $18.20 per share. For “out-of-the-money” stock options, the cash payment will be based on the Black-Scholes valuation of those options according to certain assumptions set forth in the Merger Agreement. Mr. Goulder’s stock options expire on May 29, 2013, but he may be entitled to a contingent payment for his expired options in certain circumstances as described below under “Potential Payments Upon Termination or Change in Control.” Any RSUs and performance shares held by the named executive officers other than Messrs. Zev Weiss and Jeffrey Weiss would remain outstanding following the Merger and subject to their existing terms, except they would be settled, if vested and earned, based on the per share price paid in the Merger rather than in our common shares.

Outstanding Equity Awards at Fiscal 2013 Year-End Table

			Option Awards			Stock Awards
Name	Option Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Zev Weiss	5/3/2004	(1)	66,666	—		$20.51	5/3/2014
	5/16/2005	(1)	100,000	—		$24.73	5/16/2015
	7/5/2005	(1)	25,473	—		$26.84	5/3/2014
	5/15/2006	(1)	100,000	—		$22.65	5/15/2016
	6/22/2007	(1)	100,000	—		$25.57	5/2/2017
	5/1/2009	(1)	33,000	—		$7.73	5/1/2019
	5/3/2010	(1)	41,666	20,833	(2)	$24.69	5/3/2020
								5/3/2010	(1)	5,208	(3)	$84,370
								5/3/2011	(1)	19,166	(4)	$310,489
								5/2/2012	(1)	37,902	(5)	$614,012
								5/25/2012		69,162	(7)	$1,111,223
								5/25/2012					72,179	(8)	$1,169,300
								5/25/2012					72,179	(8)	$1,169,300
Stephen J. Smith	5/16/2005		8,750	—		$24.73	5/16/2015
	5/15/2006		8,050	—		$22.65	5/15/2016
	12/26/2006		15,000	—		$23.98	12/26/2016
	5/2/2007		22,000	—		$25.57	5/2/2017
	5/1/2009		25,300	—		$7.73	5/1/2019
	5/3/2010		12,650	—		$24.69	5/3/2020
								5/3/2011		2,750	(4)	$44,550
								5/2/2012		8,212	(5)	$133,034
								5/25/2012		9,643	(7)	$156,217
								5/25/2012					9,110	(8)	$147,582
								5/25/2012					9,110	(8)	$147,582

Jeffrey Weiss	5/16/2005	(1)	75,000		—		$24.73	5/16/2015
	7/5/2005	(1)	10,317		—		$26.84	5/3/2014
	5/15/2006	(1)	75,000		—		$22.65	5/15/2016
	5/2/2007	(1)	75,000		—		$25.57	5/2/2017
	5/1/2009	(1)	24,750		—		$7.73	5/1/2019
	5/3/2010	(1)	31,250		15,625	(2)	$24.69	5/3/2020
									5/3/2010	(1)	3,916	(3)	$63,439
									5/3/2011	(1)	14,413	4)	$233,491
									5/2/2012	(1)	28,428	(5)	$460,534
									5/25/2012		38,946	(7)	$625,757
									5/25/2012					40,645	(8)	$658,449
									5/25/2012					40,645	(8)	$658,449
John W. Beeder	5/3/2010		21,875		—		$24.69	5/3/2020
									5/3/2011		5,500	(4)	$89,100
									5/2/2012	(1)	13,266	(5)	$214,909
									5/25/2012		15,576	(7)	$252,331
									5/25/2012					14,716	(8)	$238,399
									5/25/2012					14,716	(8)	$238,399
Michael L. Goulder	5/3/2004		22,000	(6)	—		$20.51	5/3/2014
	7/26/2004		13,000	(6)	—		$22.82	7/26/2014
	5/16/2005		43,750	(6)	—		$24.73	5/16/2015
	5/15/2006		40,250	(6)	—		$22.65	5/15/2016
	5/2/2007		43,750	(6)	—		$25.57	5/2/2017
	5/1/2008		43,750	(6)	—		$18.12	5/1/2018
	5/1/2009		35,000	(6)	—		$7.73	5/1/2019
	5/3/2010		17,500	(6)	—		$24.69	5/3/2020
									5/2/2012		13,266	(5)	$214,909
									5/25/2012		15,576	(7)	$252,331

(1)	Represents (i) options to purchase Class B common shares, (ii) Class B RSUs or (iii) Class B performance shares, as the case may be.
(2)	These options vest on the third anniversary of the date of grant.
(3)	Represents RSUs granted but not vested as of February 28, 2013. These RSUs will vest on May 3, 2013.
(4)	Represents RSUs granted but not vested as of February 28, 2013. These RSUs will vest with respect to Messrs. Zev and Jeffrey Weiss in equal amounts on May 3 of each of 2013 and 2014. With respect to Messrs. Smith and Beeder, these RSUs will vest on May 3, 2013.
(5)	Represents RSUs granted but not vested as of February 28, 2013. These RSUs will vest with respect to Messrs. Zev and Jeffrey Weiss in equal amounts on May 2 of each of 2013, 2014 and 2015. With respect to Messrs. Smith, Beeder and Goulder, these RSUs will vest in equal amounts on May 2 of each of 2013 and 2014.
(6)	Pursuant to his Separation and Release Agreement between the Corporation and Mr. Goulder, if the Merger closes between May 30, 2013 and August 31, 2013, Mr. Goulder will receive any consideration paid with respect to vested and unexercised stock options that Mr. Goulder would have received had his stock options not terminated in accordance with their terms as of May 29, 2013 as a result of his separation.
(7)	Represents performance shares that were earned as of February 28, 2013 based on fiscal 2013 performance, but remain subject to a three-year vesting period ending February 28, 2015.
(8)	Represents the target number of performance shares that may be earned based on performance during periods ending at the end of fiscal 2014 and 2015, respectively.

Option Exercises and Stock Vested in Fiscal 2013

The following table provides information for the named executive officers regarding option exercises and the vesting of stock during fiscal 2013, together with the associated value realized, each before payment of any applicable withholding tax.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Zev Weiss	—	—	34,792	(1)	$553,720
Stephen J. Smith	—	—	13,360	(2)	$213,511
Jeffrey Weiss	—	—	28,124	(3)	$448,156
John W. Beeder	—	—	20,250	(4)	$322,523
Michael L. Goulder	—	—	22,229	(5)	$355,688

(1)	Includes (a) 20,000 Class B performance shares that were credited to the named executive officer in April 2011 based on fiscal 2011 performance and that vested February 28, 2013, (b) 5,208 Class B RSUs granted May 3, 2010 and that vested May 3, 2012, and (c) 9,584 Class B RSUs granted May 3, 2011 and that vested May 3, 2012.
(2)	Includes (a) 9,000 Class A performance shares that were credited to the named executive officer in April 2011 based on fiscal 2011 performance and that vested on February 28, 2013, (b) 1,610 Class A RSUs granted May 3, 2010 and that vested May 3, 2012, and (c) 2,750 Class A RSUs granted on May 3, 2011 and that vested on May 3, 2012.
(3)	Includes (a) 17,000 Class B performance shares that were credited to the named executive officer in April 2011 based on fiscal 2011 performance and that vested on February 28, 2013, (b) 3,917 Class B RSUs granted May 3, 2010 and that vested May 3, 2012, and (c) 7,207 Class B RSUs granted May 3, 2011 and that vested May 3, 2012.
(4)	Includes (a) 12,000 Class A performance shares that were credited to the named executive officer in April 2011 based on fiscal 2011 performance and that vested on February 28, 2013, (b) 2,750 Class A RSUs granted May 3, 2010 and that vested May 3, 2012, and (c) 5,500 Class A RSUs granted May 3, 2011 and that vested May 3, 2012. Mr. Beeder deferred receipt of 11,404 of his credited Class A performance shares, 2,641 of the shares related to the May 3, 2010 RSU grant, and 5,282 of the shares related to the May 3, 2011 RSU grant in accordance with the terms of the Executive Deferred Compensation Plan, the remaining shares of which were withheld by the Corporation to satisfy Mr. Beeder’s tax withholding obligations.
(5)	Includes (a) 12,000 Class A performance shares that were credited to the named executive officer in April 2011 based on fiscal 2011 performance and that vested on February 28, 2013, (b) 2,200 Class A RSUs granted May 3, 2010 and that vested May 3, 2012, and (c) 8,029 Class A RSUs granted May 3, 2011, of which 4,400 shares vested May 3, 2012 in accordance with the vesting schedule contemplated by his grant agreement and 3,629 shares vested February 28, 2013 in accordance with the terms of Mr. Goulder’s Separation and Release Agreement.

Pension Benefits in Fiscal 2013

The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each such named executive officer, under our Supplemental Executive Retirement Plan based on the assumptions described in footnote one below.

The Supplemental Executive Retirement Plan provides retirement benefits to officers at the Vice President level and above named as participants by the Board, which currently includes the named executive officers and all of our other executive officers. As of February 28, 2013, there were 28 actively employed participants in the Supplemental Executive Retirement Plan. The Supplemental Executive Retirement Plan is designed to provide benefits that are competitive with those offered by other comparable companies, while requiring a meaningful tenure as an officer before a participant is eligible to receive benefits. Accordingly, to have a vested benefit in the Supplemental Executive Retirement Plan, a participant must have at least ten years of service with us, five of which must be as a participant in the plan.

A Supplemental Executive Retirement Plan participant with a vested benefit who retires at age 65, which is considered normal retirement, will receive 1% of final average compensation for each year of service with us, up to a maximum of 20%. Therefore, a participant who retires at age 65 with 20 years of service (at least five of which are as a participant) will receive 20% of final average compensation annually for life. Participants with a vested benefit who terminate service with us after attaining age 55 receive that benefit prior to age 65; however, benefits received prior to age 65 are reduced by 0.24% for each month prior to age 65. A participant with a vested benefit will receive benefits upon attaining age 55 if the participant separates from American Greetings prior to age 55 but after his or her 45th birthday, and he or she (1) is unilaterally terminated by American Greetings; (2) is among a class of executives who are no longer eligible to participate in the Supplemental Executive Retirement Plan; (3) is demoted to a class not eligible to participate in the Supplemental Executive Retirement Plan; or (4) separates after a change in control of American Greetings occurs. Final average compensation under the Supplemental Executive Retirement Plan is defined as the average of the two highest years of annual compensation during the participant’s employment. Annual compensation is defined as actual annual base salary paid to the participant (calculated on a calendar year basis rather than on a fiscal year basis as salary is calculated for purposes of the Summary Compensation Table) plus the incentive that would have been paid under any annual incentive plan then in effect if the participant had been paid exactly 50% of his or her target incentive compensation. As a result of limiting the incentive compensation component to 50% of target compensation for purposes of determining pensionable bonus, the current covered compensation under the Supplemental Executive Retirement Plan for purposes of the calculations set forth in the table below for each of Messrs. Zev Weiss, Stephen Smith, Jeffrey Weiss, John Beeder and Michael Goulder was $1,480,600, $608,277, $1,120,302, $811,702 and $730,847, respectively. Benefits are payable in a single life annuity form, provided that benefits will be payable to the participant’s beneficiary in the event of the participant’s death until a total of 180 monthly payments have been made under the Supplemental Executive Retirement Plan to or on behalf of such participant. Benefits are not subject to offset for Social Security or other payments.

Fiscal 2013 Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service (#)		Present Value of Accumulated Benefit (1) ($)	Payments During Last Fiscal Year ($)
Zev Weiss	Supplemental Executive Retirement Plan	21		$1,875,076	—
Stephen J. Smith	Supplemental Executive Retirement Plan	9		$427,214	—
Jeffrey Weiss	Supplemental Executive Retirement Plan	25		$1,591,318	—
John W. Beeder	Supplemental Executive Retirement Plan	5		$313,999	—
Michael L. Goulder	Supplemental Executive Retirement Plan	10	(2)	$809,494	—

(1)	The accumulated benefit is based on service and compensation, as described above, considered by the plan for the period through February 28, 2013. The present value has been calculated assuming the named executive officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
(2)	Mr. Goulder separated from the Corporation on February 28, 2013. Details of his Separation and Release Agreement may be found under “Executive Compensation—Potential Payments Upon Termination or Change of Control—Separation and Release Agreement.”

Nonqualified Deferred Compensation for Fiscal 2013

In an effort to eliminate compensation programs offered by us that are not widely utilized, yet are administratively burdensome to operate, on December 8, 2011, the Compensation Committee made the decision to freeze the Executive Deferred Compensation Plan. Prior to this time, the Executive Deferred Compensation Plan allowed our executive officers, including the named executive officers, to defer all or a portion of their base salary and any cash incentive that they receive under the Executive Incentive Plan. Effective December 8, 2011, participants were no longer permitted to make new deferral elections under the Executive Deferred Compensation Plan. Deferral elections made prior to December 8, 2011 (including elections to defer equity awards granted prior to, but that vest after, December 8, 2011), however, will continue to be honored, and amounts previously deferred will remain deferred in accordance with existing deferral elections and may be re-deferred in accordance with the Executive Deferred Compensation Plan.

Any compensation that has been deferred into the Executive Deferred Compensation Plan is credited to the officer’s account and invested at the officer’s direction in one or more of the following mutual funds: Vanguard PRIMECAP Fund Admiral Shares, Vanguard Institutional Index Fund Institutional Shares, Vanguard Wellington Fund Admiral Shares, and Vanguard Prime Money Market Fund Institutional Shares. The named executive officer’s earnings and account balance reflected below with respect to such deferred cash compensation is based on the return on the mutual funds in which the officer is invested.

Under our 2007 Omnibus Incentive Compensation Plan and our Executive Deferred Compensation Plan, as in effect until December 8, 2011, executives were entitled to defer all or a portion of earned and vested equity awards. Any such equity awards that were deferred must be held in share equivalents of American Greetings. Each participant is credited with dividend equivalents with respect to any dividends paid on American Greetings common shares during the deferral period. The deferred shares, together with dividend equivalents, will be paid to the officer in the form of shares at the end of their deferral period. The named executive officer’s earnings and account balance reflected below with respect to deferred American Greetings shares are based on the annual return on such shares and the value of such shares as of February 28, 2013.

The payment of a named executive officer’s benefits under our Executive Deferred Compensation Plan will begin within thirty days after the earlier of:

•	the expiration of the deferral period provided under the named executive officer’s deferral;

•	the date that he incurs an unforeseeable emergency;

•	the date that he terminates service with us for any reason;

•	the date his service is terminated by us for any reason other than cause; or

•	the date that he incurs a separation from service as defined by Section 409A of the Internal Revenue Code, which means an officer’s termination from employment with us as a result of the officer’s death, permanent and total disability, retirement or other such termination of employment.

If the named executive officer is terminated by us for cause, no benefits will be payable to the named executive officer other than amounts representing negotiated contributions as determined under the agreement that is in effect for each plan year and earnings thereon. If a named executive officer incurs an unforeseeable emergency, the early withdrawal of benefits is limited to the amount necessary to meet the emergency. In the case of any distribution payable as a result of a separation from service by a named executive officer, the distribution will generally begin no earlier than six months from the date of the separation from service, or if earlier, the date of the named executive officer’s death, all in accordance with Section 409A of the Internal Revenue Code.

Fiscal 2013 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)		Aggregate Earnings (Loss) in Last Fiscal Year ($) (1)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) (2)
Zev Weiss	$0		$87,284	($54,927)	$1,002,968
Stephen J. Smith	$0		$3,489	$0	$217,141
Jeffrey Weiss	$0		($2,874)	($55,472)	$293,878
John W. Beeder	$307,773	(3)	$81,229	$0	$1,083,896
Michael L. Goulder	$0		($4,105)	$0	$203,881

(1)	Reflects earnings or losses on each type of deferred compensation listed above. The earnings are calculated based on (a) the total number of units credited to the account multiplied by the price of American Greetings common shares or the applicable mutual fund as of February 28, 2013, less (b) the total number of units credited to the account multiplied by the price of American Greetings common shares or the applicable mutual fund as of February 29, 2012. No portion of these earnings was included in the Fiscal 2013 Summary Compensation Table because there were no “above-market” or preferential earnings as defined in the applicable rules of the SEC.
(2)	The aggregate balances reported in this column (without taking into account earnings or losses on, or distributions from, account balances) include the following amounts previously reported in prior Summary Compensation Tables: for Mr. Zev Weiss, $2,658,240; for Mr. Smith, $112,855; for Mr. Jeffrey Weiss, $2,027,265; for Mr. Beeder, $547,910; and for Mr. Goulder, $60,902.
(3)	Of the amount reported, (a) $184,729 represents Class A performance shares that were deferred (included in the “Stock Awards” column of the Fiscal 2012 Summary Compensation Table for fiscal 2010 that was included in our fiscal 2012 proxy statement), (b) $41,015 represents Class A RSUs that were deferred (included in the “Stock Awards” column of the Fiscal 2013 Summary Compensation Table for fiscal 2011), and (c) $82,029 represents Class A RSUs that were deferred (included in the “Stock Awards” column of the Fiscal 2013 Summary Compensation Table for fiscal 2012).

Potential Payments Upon Termination or Change in Control

We do not offer separate change in control agreements for our officers. However, we provide for the payment of severance and certain other benefits to our named executive officers upon certain types of terminations of employment, as described below. These benefits are in addition to benefits generally available to all salaried employees. In all cases, the timing and amount of payments will comply with the requirements of Section 409A of the Internal Revenue Code, including, in the case of an officer who is a Specified Employee as defined under Section 409A (which generally includes our fifty highest paid officers), the delay of payments until six months following the date of separation.

Employment Agreements. Pursuant to their employment agreements, dated May 1, 1997 and June 1, 1991, respectively, if either of Messrs. Zev or Jeffrey Weiss, as applicable, is terminated by us for any reason other than a gross violation of his obligations to us, we must pay him a continuing salary at a rate of the highest base salary paid to him during the preceding six months for a period equivalent to one-half month for each year of his employment with us, but in no event will such payment be less than three months or greater than twelve months. The agreements each contain a customary confidentiality provision and prohibit Messrs. Zev or Jeffrey Weiss, as applicable, from working for any of our competitors in the United States or Canada for a period of twelve months following his employment with us. In addition, if Messrs. Zev or Jeffrey Weiss, as applicable, sign a waiver and release agreement at the time of his termination of employment, he will receive the greater of the benefits provided in his employment agreement or the benefits provided under our American Greetings Severance Benefits Plan (Officers), which is described in greater detail below under “Severance Benefits Plan.”

Pursuant to his employment agreement, dated April 14, 2003, if Mr. Smith is terminated by us for any reason other than a gross violation of his obligations to us, we are required to pay him the highest base salary paid to him during the preceding six months for a period of twelve months. The agreement contains a customary confidentiality provision and prohibits Mr. Smith from working for any of our competitors in the United States or Canada for a period of twelve months following his employment with us. In addition, if Mr. Smith signs a waiver and release agreement at the time of his termination of employment, he will receive the greater of the benefits provided in his employment agreement or the benefits provided under our American Greetings Severance Benefits Plan (Officers) described below.

Mr. Beeder has an employment agreement with us dated June 12, 2008, which provides that if he is involuntarily terminated without cause (as defined in his employment agreement) or if Mr. Beeder terminates his employment because we have materially reduced his title, authority, duties and responsibilities (other than as a result of a change in control, as defined in his employment agreement), and, in each case, he executes a waiver and release for any claims against the Corporation, he will be entitled to twelve months base salary at the salary in effect at the time of separation (reduced by the amount of salary Mr. Beeder may receive from subsequent employment during that period), which will not be less than $440,000, participation in our health care and life insurance programs for twelve months following termination (at premiums and rates otherwise available to active employees), and outplacement services. If Mr. Beeder is involuntarily terminated without cause but he does not execute a waiver and release for any claims against the Corporation, then Mr. Beeder will only be entitled to three months base salary at the salary in effect at the time of separation. Mr. Beeder’s employment agreement also provides that if his employment agreement is terminated by us as a result of a change in control or by Mr. Beeder because we have materially reduced his title, authority or responsibilities as a result of a change in control, he will be entitled to twelve months base salary at the salary in effect at the time of separation, which will not be less than $440,000; provided such amount will be reduced by the amount of salary Mr. Beeder may receive from subsequent employment during that period. Mr. Beeder’s agreement contains a customary confidentiality provision and prohibits Mr. Beeder from working for any of our competitors in the United States or Canada for a period of twelve months following his employment with us.

Severance Benefits Plan. The American Greetings Severance Benefits Plan (Officers) provides severance benefits to our United States executive officers who lose their positions involuntarily other than as a result of a gross violation of their obligations to us. Upon a change in control there is no payment to an officer unless there is a subsequent termination due to the fact that the officer is not offered a comparable position. If an officer does not sign a waiver and release agreement at the time of termination, the officer will receive one-half of one month’s base salary (exclusive of bonus, commission or other incentives). If an officer signs a waiver and release agreement at the time of termination, the officer will receive (1) one month’s base salary (exclusive of bonus, commission or other incentives) for each year of continuous service completed with us, with a minimum total benefit of at least twelve months and a maximum total benefit of twenty-four months and (2) outplacement services for six months to assist the officer in seeking employment. In addition, each officer will receive continued health care coverage concurrently with COBRA in the plan in which the officer was enrolled at the time of termination at the employee payroll deduction rate through the end of the applicable severance period, and we will deduct the monthly premium from the severance payment. Each of Life and AD&D insurance coverage of two times base salary will continue with a $1 million maximum for AD&D coverage. We will make the severance payments on a monthly basis or in a lump sum, at our discretion. Mr. Beeder does not participate in the American Greetings Severance Benefits Plan (Officers) and receives severance according to the terms of his employment agreement, described above.

Separation and Release Agreement. In connection with his separation from the Corporation, on October 24, 2012, the Corporation and Mr. Goulder entered into a Separation and Release Agreement, which superseded and terminated Mr. Goulder’s employment agreement dated October 17, 2002. In accordance with the Separation and Release Agreement, Mr. Goulder continued as an employee of the Corporation until February 28, 2013 (the “Separation Date”), at which time his employment terminated.

As consideration for Mr. Goulder releasing any claims he has against American Greetings arising out of or related to his employment relationship with American Greetings, under the terms of his Separation and Release Agreement, Mr. Goulder will be entitled to the following benefits:

•	salary payments during the period (the “Separation Period”) from the Separation Date through August 31, 2014 at his annual base salary rate of $522,034, less applicable withholdings and payroll deductions, paid in accordance with American Greetings’ payroll practices in the ordinary course;

•	continued participation in American Greetings’ executive life insurance plan and supplemental accidental death and dismemberment policy, as well as continued health care coverage (at premiums and rates otherwise available to active employees at the Senior Vice President level) during the Separation Period;

•	continued participation in the Executive Incentive Plan for the year ended February 28, 2013 at a “Meets Expectations” evaluation level for purposes of determining level of bonus payment;

•	the use of a laptop computer and cell phone for twelve months following the Separation Date;

•	outplacement services for up to twelve months following the Separation Date;

•	continuation of his current car allowance of $1,250 per month, for twelve months following the Separation Date, subject to his execution, following his Separation Date, of a supplemental release, under which he waives any claims he has against American Greetings arising out of or related to his employment relationship with American Greetings occurring on or before the Separation Date; and

•	a contingent payment payable as follows: if between May 30, 2013 and August 31, 2013, American Greetings closes a Transaction (as defined below) in which consideration is paid to stock option holders, Mr. Goulder will receive any consideration paid with respect to vested and unexercised stock options that Mr. Goulder would have received had such options not terminated in accordance with their terms as of May 29, 2013 as a result of his separation. For purposes of his Separation and Release Agreement, a “Transaction” means the transaction contemplated by the Going Private Proposal.

Pursuant to the terms of his Separation and Release Agreement, Mr. Goulder is prohibited from disclosing or using American Greetings’ confidential information or trade secrets acquired during the course of his employment. He is also prohibited from engaging in specified activities that are in competition with American Greetings during the Separation Period. In addition, Mr. Goulder has agreed that he will forfeit his right to benefits under his Separation and Release Agreement in the event he breaches the terms of the agreement.

Supplemental Executive Retirement Plan. The named executive officers participate in our Supplemental Executive Retirement Plan, which is described above under “Pension Benefits in Fiscal 2013.” Please see the narrative and the table in that section for information regarding the circumstances under our Supplemental Executive Retirement Plan that will trigger payments or the provision of benefits and the calculation of those benefits. In addition to those circumstances, if a named executive officer becomes disabled and is eligible for and receiving benefits under our Long-Term Disability Plan, the named executive officer may begin receiving a disability retirement benefit under the Supplemental Executive Retirement Plan on the first day of the month coinciding with or next following the later of: (1) the date the named executive officer stops receiving benefit payments under the Long-Term Disability Plan; and (2) the date the named executive officer reaches age 65. The benefit payable to a named executive officer will be his accrued benefit determined as of the date he began receiving benefits under the Long-Term Disability Plan. If the named executive officer is not eligible to receive benefits under our Long-Term Disability Plan, his accrued benefit will be determined as of the date he is determined to have a disability under Section 409A of the Internal Revenue Code.

Limitations on Benefits. During a named executive officer’s participation in the Supplemental Executive Retirement Plan and for a period of two years following the date he separates from employment with us, each named executive officer must comply with certain obligations, including confidentiality, non-solicitation and non-disparagement obligations, obligations to disclose business opportunities to us, and obligations to refrain from engaging in criminal conduct. If a named executive officer violates one or more of the foregoing obligations, he will immediately forfeit any and all rights to benefits under the plan. In addition, for a period of ten years following the date a named executive officer separates from employment with us, he must (1) refrain from engaging in certain competitive activities, (2) provide consulting services to us upon our request, and (3) not commence or threaten to commence an action seeking recovery of a benefit under the plan that has been completely or partially denied or to enforce the terms of the plan without first signing a confidentiality agreement regarding the claim. If the named executive officer violates one or more of the foregoing items, we will not be required to pay any benefits to him. Under the plan, each named executive officer must assign and transfer to us any and all discoveries, inventions and improvements that he has conceived, or may make, conceive, acquire or suggest, whether solely or jointly with others during his employment by us, and which relate to any subject matter within the field in which he provides personal services to us and involves the use of resources belonging to us.

Committee Discretion to Impose Lesser Sanctions. If the Compensation and Management Development Committee determines that the financial impact on us from a violation of any of the requirements set forth in the “Limitations on Benefits” section described above is expected to be less than $250,000 in the aggregate, in lieu of the complete forfeiture of the named executive officer’s benefit the Compensation Committee may impose a limited monetary sanction equal to the lesser of (1) one-half of the present value of his benefit under the plan (determined as of the date of the violation) or (2) $100,000, as a set off against the plan benefit otherwise payable.

Executive Deferred Compensation Plan. The named executive officers participate in our Executive Deferred Compensation Plan described above under “Nonqualified Deferred Compensation for Fiscal 2013.” Please see the narrative and the table in that section for information regarding the circumstances under our Executive Deferred Compensation Plan that will trigger payments or the provision of benefits and the calculation of those benefits.

Executive Incentive Plan. The named executive officers participate in our Executive Incentive Plan. Please see the “Analysis of Compensation Elements Paid to Named Executive Officers – Executive Incentive Plan” section in the Compensation Discussion and Analysis section for a more detailed description of our Executive Incentive Plan. If a named executive officer voluntarily or involuntarily separates from employment before the completion of a plan year, which coincides with our fiscal year, the officer will forfeit his award for that fiscal year. If a named executive officer’s employment with us ends during a plan year because the named executive officer (1) takes a leave of absence, or (2) suffers a permanent disability or dies, the incentive payout will be prorated to the nearest full month based on the actual period during which the officer participated in the plan during the fiscal year.

Equity Incentive Plans. Each of our named executive officers has one or more grants of options outstanding under our American Greetings Corporation 1997 Equity and Performance Incentive Plan, our 2007 Omnibus Incentive Compensation Plan, or both. According to the terms of their stock option agreements, all options become immediately exercisable in full if the named executive officer dies, becomes permanently disabled or incompetent, or has ten or more years of continuous service with us and terminates employment at age 65. In addition, options granted to our named executive officers terminate on the earliest of the following dates:

(1) ten years from the date of grant; (2) nine months from the date of permanent disability of the named executive officer if the same was the cause of, or occurred within three months after, termination of the named executive officer’s employment with us; (3) immediately, on the date the grantee’s employment is terminated for cause (in the case of grants under the 2007 Omnibus Incentive Compensation Plan), or on the date of an act by the officer that is intentionally committed and materially inimical to our interests (in the case of grants under the 1997 Equity and Performance Incentive Plan); or (4) three months from the date of termination of employment in all other cases.

Each of our named executive officers has one or more grants of RSUs outstanding under our 2007 Omnibus Incentive Compensation Plan. With respect to grants made prior to April 30, 2012, RSUs not vested on the date the named executive officer separates from American Greetings will be treated as follows:

•	If the named executive voluntarily or involuntarily separates from service before attaining the age 65 and ten years of continuous service, RSUs not vested on the date the named executive officer separates from American Greetings will be forfeited.

•	If the named executive officer’s employment ends because he elects to retire at age 65 with ten years of continuous service, suffers a permanent disability, or dies, RSUs that have not vested as of the date of separation will immediately vest on the date of separation on a pro-rata basis. The pro-rata percentage of shares that vest will be determined based on the period of time between the date the RSUs were granted and the separation date, as a percentage of the full vesting period.

•	If the named executive officer is terminated for cause, any RSUs not yet vested or vested but not issued will also be forfeited.

With respect to grants made after April 30, 2012, RSUs not vested on the date the named executive officer separates from American Greetings will be treated as follows:

•	If the named executive involuntarily separates from service (other than for cause) or the named executive officer’s employment ends because he elects to retire at age 65 with ten years of continuous service, suffers a permanent disability, or dies, RSUs not vested on the date the named executive officer separates from American Greetings will continue to vest in accordance with their terms.

•	If the named executive voluntarily separates from service before attaining the age 65 and ten years of continuous service, RSUs not vested on the date the named executive officer separates from American Greetings will be forfeited.

•	If the named executive officer is terminated for cause, any RSUs not yet vested or vested but not issued will also be forfeited.

With respect to the performance shares granted on May 25, 2012, if the named executive officer’s employment ends for any reason, performance shares that have not yet been credited as of the date of separation are forfeited. With respect to performance shares that have been credited but have not yet vested:

•	If the named executive involuntarily separates from service (other than for cause) or the named executive officer’s employment ends because he elects to retire at age 65 with ten years of continuous service, suffers a permanent disability, or dies, unvested performance shares will continue to vest in accordance with their terms.

•	If the named executive voluntarily separates from service before attaining the age 65 and ten years of continuous service, or is terminated for cause, unvested performance shares will be forfeited.

•	If the named executive officer is terminated for cause, any performance shares not yet vested or vested but not issued will also be forfeited.

Refer to the section “Outstanding Equity Awards at Fiscal 2013 Year-End” above for information about the treatment of outstanding equity awards held by the named executive officers pursuant to the Merger Agreement.

Life Insurance and AD&D Insurance Benefits. For a description of the executive life and accidental death and dismemberment insurance that provide coverage to the named executive officers, see footnote 5(c) to the above Fiscal 2013 Summary Compensation Table. We provide this coverage for 18 months following the termination of an executive officer by us without cause. Additionally, we provide Business Travel Accident Insurance in an amount equal to the lesser of (1) three times his annual salary or (2) $3 million, subject to a minimum of $250,000 for each named executive officer.

Quantitative Disclosure. The tables below reflect the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment, disability or following a change in control. The amounts shown assume that such termination was effective as of February 28, 2013, and thus include amounts earned through such date. The information provided for Mr. Goulder reflects actual amounts pursuant to his separation agreement based on his termination as of February 28, 2013. For the other named executive officers, the actual amounts to be paid out can only be determined at the time of such executive’s actual separation. As necessary for purposes of calculations, we have used the closing price of our Class A common shares on the New York Stock Exchange (the “NYSE”) on February 28, 2013, the last trading day of our fiscal year, which was $16.20. The amounts shown do not include benefits and payments that are generally available to all employees on a non-discriminatory basis.

Zev Weiss, Chief Executive Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause		Termination by us for Cause		Termination Following Change in Control		Change in Control (No Termination)		Death	Disability		Early Retirement (Rule of 65)
Base Salary	—	—	$1,727,367	(1)	—		$1,727,367	(1)	—		—	—		—
Executive Incentive Plan(2)	$928,948	$928,948	$928,948		$365,768		$928,948		—		$928,948	$928,948		$928,948
Stock Options	—	—	—		—		—		—		$—	$—		—
Performance Shares	—	—	$1,120,424		—		$1,120,424		—		$1,120,424	$1,120,424		—
Restricted Stock Units	—	—	$811,798		—		$811,798		—		$811,798	$811,798		—
SERP	—	—	$2,976,165	(3)	—	(7)	$2,976,165	(3)	$2,976,165	(3)	—	$1,875,076	(3)
Deferred Compensation	$1,002,968	$1,002,968	$1,002,968		$917,013		$1,002,968		—		$1,002,968	$1,002,968		$1,002,968
Health Care	—	—	$19,969		—		$19,969		—		—	—		—
Life Insurance Proceeds(4)	—	—	—		—		—		—		$7,909,000	—		—
Outplacement Services(5)	—	—	$15,000		—		$15,000		—		—	—		—
Life Ins. Premiums (6)	—	—	$6,490		—		$6,490		—		—	—		—
Company Car	—	—	$1,776		—		$1,776		—		—	—		—

Total	$1,931,916	$1,931,916	$8,610,905		$1,282,781		$8,610,905		$2,976,165		$11,773,138	$5,739,214		$1,931,916

Stephen J. Smith, Senior Vice President and Chief Financial Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause		Termination by us for Cause	Termination Following Change in Control		Change in Control (No Termination)	Death	Disability		Early Retirement (Rule of 65)
Base Salary	—	—	$450,576	(8)	—	$450,576	(1)	—	—	—		—
Executive Incentive Plan(2)	$376,647	$376,647	$376,647		$125,549	$376,647		—	$376,647	$376,647		$376,647
Stock Options	—		—		—	—		—	$—	$—		—
Performance Shares	—	—	$156,217		—	$156,217		—	$156,217	$156,217		—
Restricted Stock Units	—	—	$169,776		—	$169,776		—	$169,776	$169,776		—
SERP	—	—	—		—	—		—	—	$427,214	(3)	—
Deferred Compensation	$217,141	$217,141	$217,141		$160,652	$217,141		—	$217,141	$217,141		$217,141
Health Care	—	—	$11,982		—	$11,982		—	—	—		—
Life Insurance Proceeds(4)	—	—	—		—	—		—	$4,700,000	—		—
Outplacement Services(5)	—	—	$15,000		—	$15,000		—	—	—		—
Life Ins. Premiums(6)	—	—	$5,102		—	$5,102		—	—	—		—
Company Car	—	—	$1,250		—	$1,250		—	—	—		—

Total	$593,788	$593,788	$1,403,691		$286,201	$1,403,691		$0	$5,619,781	$1,346,995		$593,788

Jeffrey Weiss, President and Chief Operating Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause		Termination by us for Cause		Termination Following Change in Control		Change in Control (No Termination)		Death	Disability		Early Retirement (Rule of 65)
Base Salary	—	—	$1,545,245	(1)	—		$1,545,245	(1)	—		—	—		—
Executive Incentive Plan(2)	$654,417	$654,417	$654,417		$257,673		$654,417		—		$654,417	$654,417		$654,417
Stock Options	—	—	—		—		—		—		$—	$—		—
Performance Shares	—	—	$630,925		—		$630,925		—		$630,925	$630,925		—
Restricted Stock Units	—	—	$762,728		—		$762,728		—		$762,728	$762,728		—
SERP	—	—	$2,507,768	(3)	—	(7)	$2,507,768	(3)	$2,507,768	(3)	—	$1,591,318	(3)	—
Deferred Compensation	$293,878	$293,878	$293,878		$171,433		$293,878		—		$293,878	$293,878		$293,878
Health Care	—	—	$24,203		—		$24,203		—		—	—		—
Life Insurance Proceeds(4)	—	—	—		—		—		—		$4,860,000	—		—
Outplacement Services(5)	—	—	$15,000		—		$15,000		—		—	—		—
Life Ins. Premiums(6)	—	—	$6,060		—		$6,060		—		—	—		—
Company Car	—	—	$1,110		—		$1,110		—		—	—		—

Total	$948,295	$948,295	$6,441,334		$429,106		$6,441,334		$2,507,768		$7,201,948	$3,933,266		$948,295

John W. Beeder, Senior Vice President – Executive Sales and Marketing Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason		Termination by us without Cause		Termination by us for Cause	Termination Following Change in Control		Change in Control (No Termination)	Death	Disability		Early Retirement (Rule of 65)
Base Salary	—	$579,787	(8)	$579,787	(8)	—	$579,787	(8)	—	—	—		—
Executive Incentive Plan(2)	$461,578	$461,578		$461,578		$184,631	$461,578		—	$461,578	$461,578		$461,578
Stock Options	—	—		—		—	—		—	$—	$—		—
Performance Shares	—	—		$252,331		—	$252,331		—	$252,331	$252,331		—
Restricted Stock Units	—	—		$687,512		—	$687,512		—	$687,512	$687,512		—
SERP	—	—		—		—	—		—	—	$313,999	(3)	—
Deferred Compensation	$1,083,896	$1,083,896		$1,083,896		$1,043,210	$1,083,896		—	$1,083,896	$1,083,896		$1,083,896
Health Care	—	—		$11,595	(8)	—	$11,595	(8)	—	—	—		—
Life Insurance Proceeds(4)	—	—		—		—	—		—	$3,895,000	—		—
Outplacement Services(5)	—	$15,000	(8)	$15,000	(8)	—	$15,000	(8)	—	—	—		—
Life Ins. Premiums(6)	—	—		$5,028	(8)	—	$5,028	(8)	—	—	—		—
Company Car	—	—		$983		—	$983		—	—	—		—

Total	$1,545,474	$2,140,261		$3,097,710		$1,227,841	$3,097,710		$0	$6,380,317	$2,799,316		$1,545,474

Michael L. Goulder, Former Senior Vice President – Executive Supply Chain Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(9)	Termination by us for Cause	Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary	—	—	$783,051	—	—	—	—	—	—
Executive Incentive Plan	—	—	$415,600	—	—	—	—	—	—
Stock Options	—	—	$576,478	—	—	—	—	—	—
Performance Shares	—	—	$252,331	—	—	—	—	—	—
Restricted Stock Units	—	—	$297,189	—	—	—	—	—	—
SERP	—	—	$933,763	—	—	—	—	$809,494	—
Deferred Compensation	—	—	$145,147	—	—	—	—	—	—
Health Care	—	—	$18,152	—	—	—	—	—	—
Life Insurance Proceeds(4)	—	—	—	—	—	—	$3,610,000	—	—
Outplacement Services	—	—	$15,000	—	—	—	—	—	—
Life Ins. Premiums(6)	—	—	$8,045	—	—	—	—	—	—
Company Car	—	—	$15,000	—	—	—	—	—	—

Total	$0	$0	$3,459,756	$0	$0	$0	$3,610,000	$809,494	$0

(1)	Assumes that the named executive officer signed the requisite waiver and release agreement contemplated by the American Greetings Severance Benefit Plan (Officers) as described above, entitling him to 21 months of severance in the case of Mr. Zev Weiss and 24 months of severance in the case of Mr. Jeffrey Weiss. If the officer does not sign such waiver and release agreement, he would have been entitled to receive 10-1/2 months of severance in the case of Mr. Zev Weiss and 12 months of severance in the case of Mr. Jeffrey Weiss, in accordance with their employment agreements.
(2)	If a named executive officer voluntarily or involuntarily separates from employment before the completion of a plan year, which coincides with our fiscal year, the officer will forfeit his award for that fiscal year. For purposes of this table, we have assumed the officer terminates employment as of the close of business on February 28, 2013, and was thus actively employed as of the last day of the fiscal year and plan year. For purposes of this table, we have also assumed the named executive officer was paid under the individual component of the Executive Incentive Plan based on the actual achievement of his individual performance goals for fiscal 2013 for all separation events other than termination by us for cause, which assumed the named executive officer received the lowest individual performance rating.
(3)	The values included in the table above represent the estimated present value of the accrued benefit under the Supplemental Executive Retirement Plan. Benefits are payable in a single life annuity form. The values in the columns “Termination Following Change in Control,” “Change in Control (No Termination)” and “Termination by us without Cause” represent the estimated present value of the accrued benefits under the Supplemental Executive Retirement Plan for which vesting would occur as a result of a change of control or a separation without cause. As a result of such vesting, if the participant separated from the Corporation prior to reaching age 55, the participant would be entitled to benefits upon attainment of age 55. The Supplemental Executive Retirement Plan is discussed in more detail under “Pension Benefits in Fiscal 2013” above.

(4)	Assumes that the officer’s death occurred as the result of an accident covered under our accidental death and dismemberment insurance policy and our business travel accident insurance policy. The amounts represent the proceeds to be paid by the applicable insurance company to which premium payments have been made.
(5)	Assumes that the named executive officer signs the requisite waiver and release agreement contemplated by the American Greetings Severance Benefit Plan (Officers) as described above, entitling him to six months of outplacement services, the value of which we estimate to be equal to $15,000 as of February 28, 2013. If the officer does not sign such waiver and release agreement, he will not be entitled to any outplacement services.
(6)	Includes amounts reimbursed for the payment of taxes on income attributed to the officer for the value of universal life insurance premiums paid by American Greetings.
(7)	Assumes that the named executive officer is terminated for violating his obligations as set forth in the Supplemental Executive Retirement Plan.
(8)	Assumes that the named executive officer signs the requisite waiver and release agreement pursuant to his employment agreement. If he does not sign the waiver and release agreement, the amounts he will receive in these categories will be reduced or eliminated.
(9)	Reflects amounts payable in the applicable category to Mr. Goulder during the Severance Period ending August 31, 2014 and in accordance with the terms of his Separation and Release Agreement. The amount included with respect to stock options is based on an estimate of the contingent payment Mr. Goulder would be entitled to pursuant to his separation agreement for options that expire on May 29, 2013 if the Merger closes between May 30, 2013 and August 31, 2013.

Director Compensation

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our Board. The compensation we pay our non-employee directors is designed to fairly pay directors for work required for a company of our size and scope, to align directors’ interests with the long-term interests of shareholders, and to attract and retain qualified individuals to serve on our Board. In setting director compensation, we consider the significant amount of time that directors spend in fulfilling their duties to American Greetings, the skill level we require of members of the Board, and the compensation paid to directors of companies of our size and structure. Employees of American Greetings who are also directors are not compensated for serving on the Board.

Cash Compensation Paid to Board Members

During fiscal 2013, each non-employee director was entitled to receive the following cash compensation with respect to his or her service on the Board:

•	$70,000 annual board retainer fee;

•	$10,000 annual retainer fee to the chair of the Nominating and Corporate Governance Committee; $15,000 annual retainer fee to the chair of the Compensation and Management Development Committee; and $20,000 annual retainer fee to the chair of the Audit Committee;

•	$7,500 annual retainer fee to non-chair members of the Nominating and Corporate Governance Committee and the Compensation and Management Development Committee and $10,000 annual retainer fee to non-chair members of the Audit Committee; and

•	Reimbursement of expenses related to attending Board and committee meetings.

From time to time, the Board may establish additional committees or subcommittees relating to specific matters. Although these committees are not standing committees and are formed on a temporary basis, directors serving on these committees are typically paid an additional retainer and/or a fee for meetings that they attend. During fiscal 2013, a special committee was formed that evaluated the Going Private Proposal, considered alternatives and negotiated the Merger Agreement. Fees received by members of the special committee are reflected in the table below and described in the accompanying footnotes.

Directors may make an election to receive American Greetings’ Class A or Class B common shares in lieu of all or a portion of the fees due to such directors as compensation for serving on the Board. All such shares are fully vested. For purposes of determining the number of shares to be issued in lieu of such fees, the shares are valued based on the closing price of American Greetings’ Class A common shares on the last trading day of the calendar quarter prior to the payment of such fees. During fiscal 2013, all of the independent directors elected to receive their retainers and fees in cash.

RSU Program

In addition to cash compensation, to further align non-employee directors’ interests with the interests of our shareholders, each year non-employee directors receive an annual grant of Class A RSUs. In accordance with our grant policy, the annual RSU grant to our non-employee directors is made at the same time as the annual grant is made to our officers, on the second trading day following the filing of our Annual Report on Form 10-K. The RSUs vest in one-half increments on each of the first two anniversaries of the date of grant. Consistent with the decision to base the grant size of RSUs made to our employees on a fixed dollar value of shares because the value of the RSU grant both to the recipient and for purposes of calculating the expense recorded by the Corporation could vary greatly depending on the trading price of our common shares on the date of grant if the grant size is a set number of shares, beginning with grants made in May 2012, the size of the RSU grant is based on a fixed dollar value of shares of $90,000 for each director.

Pursuant to the Merger Agreement, if the Merger closes, outstanding RSUs held by non-employee directors will fully vest and be settled for a cash payment equal to the Merger consideration of $18.20 per share for each RSU.

Deferred Compensation Program for Non-Employee Directors

The American Greetings Outside Directors’ Deferred Compensation Plan allowed for each non-employee director to defer all or part of his or her compensation. Any cash compensation that is deferred is credited to the director’s account and invested according to the director’s instruction in the following mutual funds: Vanguard PRIMECAP Fund Admiral Shares, Vanguard Institutional Index Fund Institutional Shares, Vanguard Wellington Fund Admiral Shares, and Vanguard Prime Money Market Fund Institutional Shares. If a director elected to defer his or her retainer or committee fees that are received in the form of shares, such deferred compensation is held in share equivalents of American Greetings. Each participant is credited with dividend equivalents with respect to any dividends paid on American Greetings common shares during the deferral period. The deferred shares, together with dividend equivalents, will be paid to the director in the form of shares at the end of their deferral period. No portion of a director’s earnings under the Outside Directors’ Deferred Compensation Plan are “above-market” or preferential, as defined in applicable rules of the SEC. In an effort to eliminate compensation programs offered by us that are not widely utilized, yet are administratively burdensome to operate, on December 8, 2011, the Compensation Committee made the decision to freeze the Outside Directors’ Deferred Compensation Plan. Accordingly, effective December 8, 2011, outside directors were no longer permitted to make new deferral elections under the Outside Directors’ Deferred Compensation Plan. Deferral elections made prior to December 8, 2011, however, will continue to be honored, and amounts previously deferred will remain deferred in accordance with existing deferral elections and may be re-deferred in accordance with the Outside Directors’ Deferred Compensation Plan.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)(2)		Stock Awards ($)(4)	All Other Compensation ($)(5)		Total ($)
Scott S. Cowen	$207,500	(3)	$85,073	$8		$292,581
Jeffrey D. Dunn	$162,500	(3)	$85,073	$8		$247,581
William E. MacDonald, III	$172,500	(3)	$85,073	$8		$257,581
Michael J. Merriman, Jr.	$162,500	(3)	$85,073	$10,008	(6)	$257,581
Charles A. Ratner	$87,500		$85,073	$8		$172,581
Jerry Sue Thornton	$85,000		$85,073	$8		$170,081

(1)	Zev Weiss, our Chief Executive Officer, Jeffrey Weiss, our President and Chief Operating Officer, and Morry Weiss, our Chairman, are not included in this table as they are employees of American Greetings and thus receive no compensation for their services as directors. As named executive officers, the compensation received by Messrs. Zev and Jeffrey Weiss is included in the Fiscal 2013 Summary Compensation Table. Information concerning the compensation of Morry Weiss is included below under “Certain Relationships and Related Transactions.”
(2)	As described above, directors may elect to receive a portion of their retainer or other fees in the form of shares. The amounts in this column represent the annual retainer and any other fees the non-employee director has earned or been paid in cash during fiscal 2013. For the retainer and fees paid in fiscal 2013, all of the independent directors were paid in cash.
(3)	Compensation includes amounts paid for participation as chairman or member of the special committee established by the Board of Directors to evaluate the Going Private Proposal. These amounts were paid quarterly, in advance. The following amounts were paid in fiscal 2013 and are included in the table above: Dr. Cowen (Chair): $37,500 quarterly for total of $112,500; and members Messrs. Dunn, Merriman and MacDonald: $25,000 quarterly for a total of $75,000.

(4)	Reflects the aggregate grant date fair value of RSUs granted to each director in fiscal 2013 in accordance with ASC 718. There were no RSU forfeitures for the directors in fiscal 2013. Assumptions used in the calculation of these amounts are included in Note 15 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. While these amounts reflect the aggregate grant date fair value computed in accordance with ASC 718, the aggregate grant date fair value may not correspond to the actual value that will be recognized by the director. The actual amount, if any, realized upon vesting will depend upon the number of shares, if any, that vest and the market price of our common shares on the date of vesting.

As of February 28, 2013, each director had the following number of options and RSUs outstanding:

Name	RSUs	Options
Scott S. Cowen	7,586	65,000
Jeffrey D. Dunn	7,586	44,000
William E. MacDonald, III	7,586	44,000
Michael J. Merriman, Jr.	7,586	51,000
Charles A. Ratner	7,586	65,000
Jerry Sue Thornton	7,586	65,000

(5)	Includes an estimated premium of $8.33 per director paid by American Greetings that may be attributable to a $250,000 accidental death and dismemberment insurance policy covering each of our outside directors.
(6)	Under our charitable matching contribution program, American Greetings will match, in any given fiscal year, up to $10,000 of contributions made by an independent director to a charitable or other non-profit organization. The amounts reflected above include $10,000 of matching contributions made by American Greetings with respect to contributions made by the director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common shares that may be issued under our equity compensation plans as of February 28, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,550,469	$21.62	436,714
Equity compensation plans not approved by security holders (2)	254,151	N/A	—

Total	5,804,620	$21.62	436,714

(1)	Column (a) includes the following:

•	3,235,953 Class A common shares and 857,581 Class B common shares that may be issued in connection with the exercise of outstanding stock options;

•	611,562 Class A common shares and 100,313 Class B common shares that may be issued upon the settlement of outstanding performance shares assuming the target performance levels have been achieved and the vesting service condition has been met;

•	447,698 Class A common shares and 117,601 Class B common shares that may be issued upon the satisfaction of the service-based vesting period with respect to outstanding restricted stock units; and

•	107,379 Class A common shares and 72,382 Class B common shares representing share equivalents that have been credited to the account of certain officers or directors who have deferred receipt of shares earned and vested under our 1997 Equity and Performance Incentive Plan or our 2007 Omnibus Incentive Compensation Plan or that were to be paid in lieu of cash directors fees under the 1995 Director Stock Plan, which will be issued under these plans upon the expiration of the deferral period.

Column (b) is the weighted-average exercise price of outstanding stock options; excludes restricted stock units, performance shares and deferred compensation share equivalents.

Column (c) includes 436,714 Class A common shares and zero Class B common shares, which shares may generally be issued under the Corporation’s equity compensation plans upon the exercise of stock options or stock appreciation rights and/or vesting of awards of deferred shares, performance shares or restricted stock units.

(2)	Column (a) includes the following:

•	213,506 Class B common shares representing performance shares granted on May 25, 2012 to Zev Weiss, the Corporation’s Chief Executive Officer, and 40,645 Class B common shares representing the performance shares granted on May 25, 2012 to Jeffrey Weiss, the Corporation’s President and Chief Operating Officer, for the three-year performance period ended February 28, 2015, are conditioned upon the approval of an amendment to the 2007 Omnibus Incentive Compensation Plan to increase the number of Class B common shares available thereunder by an amount that is sufficient to cover the maximum number of shares that may be issued upon vesting of the performance shares. If such shareholder approval is not obtained, the grant of performance shares will automatically terminate, and Zev Weiss and Jeffrey Weiss will have no right to receive the performance shares or any shares subject thereto. As a result of our entering into the Merger Agreement, no approval of any such amendment is currently being sought. If the Merger Agreement is completed, the performance shares granted to Zev Weiss and Jeffrey Weiss will be cancelled, without payment of any consideration.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

At the close of business on May 1, 2013, our directors, the named executive officers and the directors and executive officers as a group beneficially owned and had sole voting and dispositive power (except as otherwise indicated) of our common shares as set forth in the following table:

Name	Title of Class	Amount & Nature of Beneficial Ownership		Percent of Class Outstanding	Deferred Compensation Plan Share Equivalents (5)
Scott S. Cowen	Class A common	68,443	(1)	¿	—
	Class B common	2,069	(6)	¿	—

Jeffrey D. Dunn	Class A common	50,643	(1)	¿	—
	Class B common	—		¿	—

William E. MacDonald, III	Class A common	51,715	(1)	¿	—
	Class B common	—		¿	—

Michael J. Merriman, Jr.	Class A common	57,715	(1)	¿	—
	Class B common	—		¿	—

Charles A. Ratner	Class A common	83,047	(1)	¿	—
	Class B common	16,219		¿	—

Jerry Sue Thornton	Class A common	67,643	(1)	¿	—
	Class B common	14,317	(6)	¿	—

Morry Weiss	Class A common	—		¿	—
	Class B common	293,809	(1)(2)	9.94%	—

Zev Weiss	Class A common	—		¿	—
	Class B common	585,999	(1)(4)	17.24%	49,540

Jeffrey Weiss	Class A common	4,533	(3)	¿	—
	Class B common	380,460	(1)(4)	11.85%	—

Stephen J. Smith	Class A common	119,518	(1)	¿	—
	Class B common	—		¿	—

John W. Beeder	Class A common	34,008	(1)	¿	60,074
	Class B common	—		¿	—

Michael L. Goulder	Class A common	297,818	(1)	¿	—
	Class B common	—		¿	—

All Directors & Executive Officers as a group (17 including the above, but excluding Mr. Goulder who separated as of February 28, 2013)	Class A common Class B common	1,202,233 1,292,873	(1)(3) (1)(2)(4)(6)	4.01% 34.04%	60,074 49,540

¿	less than 1.0% of class outstanding

(1)	Includes the following shares for the following individuals who under Rule 13d-3 of the Exchange Act are deemed to be beneficial owners of those shares by having the right to acquire ownership thereof within 60 days of May 1, 2013 pursuant to outstanding stock options or RSUs:

Scott S. Cowen	Class A common	65,743
	Class B common	—

Jeffrey D. Dunn	Class A common	48,743
	Class B common	—

William E. MacDonald, III	Class A common	48,743
	Class B common	—

Michael J. Merriman, Jr.	Class A common	55,743
	Class B common	—

Charles A. Ratner	Class A common	65,743
	Class B common	—

Jerry Sue Thornton	Class A common	65,743
	Class B common	—

Morry Weiss	Class A common	—
	Class B common	71,568

Zev Weiss	Class A common	—
	Class B common	515,064

Jeffrey Weiss	Class A common	—
	Class B common	327,541

Stephen J. Smith	Class A common	98,606
	Class B common	—

John W. Beeder	Class A common	34,008
	Class B common	—

Michael L. Goulder	Class A common	265,633
	Class B common	—

All Directors & Executive Officers as a group (17 including the above, but excluding Mr. Goulder who separated as of February 28, 2013)	Class A common Class B common	971,119 914,173

(2)	Excludes the following shares with respect to which Mr. Morry Weiss disclaims beneficial ownership: 78,800 Class B common shares beneficially owned by Mr. Weiss’s wife, Judith Weiss; 203,964 Class B common shares owned by the Irving I. Stone Foundation, of which Mr. Weiss is a trustee; and 200,000 Class B common shares owned by the Irving I. Stone Support Foundation, of which Mr. Weiss is a trustee. Includes RSUs with respect to 8,568 Class B common shares that were granted but have not yet vested, such shares being issuable upon Mr. Weiss’s retirement in accordance with the terms of the respective grant agreements.

(3)	One of the investment alternatives in the American Greetings Retirement Profit Sharing and Savings Plan is a fund consisting of our Class A common shares. As of May 1, 2013 the Retirement Profit Sharing and Savings Plan held 938,842 Class A common shares. Participants investing in the American Greetings stock fund are allocated units that correspond to their investment in our common shares. The plan purchases or sells Class A common shares in the open market to reflect changes in participant investments in the American Greetings stock fund. Although the actual number of common shares in which a participant is invested directly corresponds to the participant’s investment in the fund, the number of Class A common shares that is allocated to a participant is proportionate to the participant’s investment in the fund relative to all participant investments in the fund. Accordingly, the amounts include the following shares which, under Rule 13d-3 of the Exchange Act, are deemed to be beneficially owned by the individuals as participants in the American Greetings stock fund of the Retirement Profit Sharing and Savings Plan: 4,532 Class A common shares held for the benefit of Jeffrey Weiss; and 14,467 Class A common shares held for the benefit of all Directors and Executive Officers as a group. Each participant has voting power with respect to the shares allocated to his or her account.
(4)	The amounts exclude the following shares with respect to which each of Messrs. Zev and Jeffrey Weiss disclaims beneficial ownership: 203,964 Class B common shares owned by the Irving I. Stone Foundation, of which each of Messrs. Zev and Jeffrey Weiss is a trustee; 200,000 Class B common shares owned by the Irving I. Stone Support Foundation, of which each of Messrs. Zev and Jeffrey Weiss is a trustee; and 1,818,182 Class B common shares beneficially owned by the Irving I. Stone Limited Liability Company and the Irving I. Stone Oversight Trust. Each of Messrs. Zev and Jeffrey Weiss is a trustee of the Irving I. Stone Oversight Trust and each owns, in his individual capacity, membership interests representing 24.5% of the non-voting equity interests in the Irving I. Stone Limited Liability Company.
(5)	Represents share equivalents credited to the accounts of the named individual with respect to shares deferred under American Greetings’ deferred compensation programs. These individuals have neither voting power with respect to the shares allocated to the individuals’ accounts, nor do the individuals have dispositive power or the right to acquire ownership of those shares within 60 days. As a result, under Rule 13d-3 of the Exchange Act, the shares are not considered to be beneficially owned by the applicable individuals.
(6)	Includes the following common shares (including dividend equivalents, if any) that have been deferred by the following individuals that, in accordance with the terms of the applicable plan and their deferral election with respect to the deferred shares issuable to non-employee directors, would be distributed within 60 days of May 1, 2013 if such non-employee director retired as a director on May 1, 2013.

Scott S. Cowen:	2,069 Class B common shares
William E. MacDonald:	1,972 Class A common shares
Michael J. Merriman:	1,972 Class A common shares
Charles A. Ratner:	7,404 Class A common shares
Jerry Sue Thornton:	14,317 Class B common shares

Security Ownership of Certain Beneficial Owners

In addition to Morry Weiss, Zev Weiss and Jeffrey Weiss, each of whose business address is One American Road, Cleveland, Ohio 44144 and whose share ownership is presented above, the following table presents certain information regarding other shareholders who are known to us to be beneficial owners of more than 5% of our voting securities as of the close of business on May 1, 2013:

Name and Address	Title of Class	Amount & Nature of Beneficial Ownership		Percent of Class Outstanding
Dimensional Funds Advisors LP	Class A common	3,037,068	(1)	10.47%
Palisades West, Building One, 6300 Bee Cave Road Austin, Texas 78746	Class B common	—		—

BlackRock Inc.	Class A common	2,446,746	(2)	8.43%
40 East 52nd Street New York, New York 10022	Class B common	—		—

AQR Capital Management, LLC	Class A common	2,172,470	(3)	7.49%
Two Greenwich Plaza, 3rd Floor Greenwich, Connecticut 06830	Class B common	—		—

LSV Asset Management	Class A common	1,794,073	(4)	6.18%
155 North Wacker Drive, Suite 4600 Chicago, Illinois 60606	Class B common	—		—

The Vanguard Group, Inc.	Class A common	1,901,475	(5)	6.55%
100 Vanguard Blvd. Malvern, Pennsylvania 19355	Class B common	—		—

TowerView LLC	Class A common	1,778,455	(6)	6.13%
500 Park Avenue New York, New York 10022	Class B common	—		—

Irving I. Stone Limited Liability Company	Class A common	—		—
Irving I. Stone Oversight Trust	Class B common	1,818,182	(7)	62.84%
One American Road Cleveland, Ohio 44144

Irving I. Stone Foundation	Class A common	—		—
One American Road Cleveland, Ohio 44144	Class B common	203,964	(8)	7.07%

Irving I. Stone Support Foundation	Class A common	—		—
One American Road Cleveland, Ohio 44144	Class B common	200,000	(9)	6.94%

¿	less than 1.0% of class outstanding

(1)	Information is as of December 31, 2012 and is based on an amended report on Schedule 13G filed with the SEC on February 11, 2013 by Dimensional Funds Advisors LP (percentage ownership has been recalculated based on the number of outstanding Class A common shares on May 1, 2013). According to the Schedule 13G, Dimensional Funds Advisors LP is a registered investment advisor and serves as investment advisor to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts that own the shares reported in the Schedule 13G, and Dimensional Funds Advisors LP reported sole voting power with respect to 3,030,267 Class A common shares and sole dispositive power with respect to 3,037,068 Class A common shares, but disclaims beneficial ownership of such shares.
(2)	Information is as of December 31, 2012 and is based on an amended report on Schedule 13G filed with the SEC on February 1, 2013 by BlackRock Inc. (percentage ownership has been recalculated based on the number of outstanding Class A common shares on May 1, 2013). According to the Schedule 13G, Blackrock Inc. has sole voting and dispositive power with respect to 2,446,746 Class A common shares.
(3)	Information is as of December 31, 2012 and is based on a report on Schedule 13G filed with the SEC on February 14, 2013 by AQR Capital Management, LLC (percentage ownership has been recalculated based on the number of outstanding Class A common shares on May 1, 2013). According to the Schedule 13G, such entity has shared voting and dispositive power with respect to 2,172,470 Class A common shares.
(4)	Information is as of December 31, 2012 and is based on a report on Schedule 13G filed with the SEC on February 13, 2013 by LSV Asset Management (percentage ownership has been recalculated based on the number of outstanding Class A common shares on May 1, 2013). According to the Schedule 13G, such entity has sole voting and dispositive power with respect to 1,794,073 Class A common shares.
(5)	Information is as of December 31, 2012 and is based on an amended report on Schedule 13G filed with the SEC on February 22, 2013 by The Vanguard Group, Inc. (percentage ownership has been recalculated based on the number of outstanding Class A common shares on May 1, 2013). According to the Schedule 13G, such entity has sole voting power with respect to 53,696 Class A common shares and sole dispositive power with respect to 1,848,979 Class A common shares, and is deemed to be the beneficial owner of 1,901,475 Class A common shares. According to the Schedule 13G, Vanguard Fiduciary Trust Company (“VFTC”), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 52,496 Class A common shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 1,200 Class A common shares as a result of its service as investment manager of Australian investment offerings, and VFTC directs the voting of these shares.
(6)	Information is as of April 18, 2013 and is based on an amended report on Schedule 13D filed with the SEC on April 19, 2013 by TowerView LLC (percentage ownership has been recalculated based on the number of outstanding Class A common shares on May 1, 2013). According to the Schedule 13D, such entity has sole voting and dispositive power with respect to 1,778,455 Class A common shares.
(7)	Information is based on an amended report on Schedule 13D filed with the SEC on April 1, 2013. The shares are held by the Irving I. Stone Limited Liability Company and are voted at the direction of the Irving I. Stone Oversight Trust. Messrs. Zev, Jeffrey, Gary and Elie Weiss, who are brothers, are the sole trustees of the Irving I. Stone Oversight Trust, and each owns, in his individual capacity, membership interests representing 24.5% of the non-voting equity interests in the Irving I. Stone Limited Liability Company. Each of Messrs. Zev, Jeffrey, Gary and Elie Weiss disclaims beneficial ownership of shares held by the Irving I. Stone Limited Liability Company. Mr. Gary Weiss is an employee and non-executive officer of American Greetings and Mr. Elie Weiss is not employed by American Greetings.
(8)	Information is based on an amended report on Schedule 13D filed with the SEC on April 1, 2013. The shares are held by the Irving I. Stone Foundation and are voted at the direction of its Board of Trustees, consisting of eight members. Messrs. Zev, Morry and Jeffrey Weiss are trustees of this foundation.
(9)	Information is based on a report on Schedule 13G filed with the SEC on April 15, 2010. The shares are held by the Irving I. Stone Support Foundation and are voted at the direction of its Board of Trustees, consisting of seven members. Messrs. Zev, Morry and Jeffrey Weiss are trustees of this foundation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions

Policy. The Board of Directors has adopted a written policy and procedures for review, approval and monitoring of transactions involving American Greetings and “related persons,” which generally includes directors, executive officers and their immediate family members, and shareholders owning five percent or greater of our outstanding stock and their immediate family members. The policy covers related person transactions that meet the minimum threshold for disclosure in the annual report or proxy statement under the relevant rules of the SEC (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). Due to the nature of the transaction or the approvals previously obtained, the policy considers the following categories of transactions to be pre-approved even if the aggregate amount involved exceeds $120,000:

•	compensation paid to our executive officers and immediate family members of our executive officers or directors that has been approved or ratified by the Compensation Committee;

•	compensation paid to our directors;

•	transactions with another company at which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1 million, or 2% of that company’s annual gross revenues;

•	charitable contributions, grants or endowments by American Greetings to a charitable organization at which a related person’s only relationship is as an employee (other than an executive officer), director or trustee, if the aggregate amount involved does not exceed the greater of $1 million or 2% of the charitable organization’s total annual receipts or annual gross revenue (which transactions are generally approved or ratified by our Nominating and Corporate Governance Committee);

•	transactions where the related person’s interest arises solely from the ownership of our common shares and all holders of our common shares received the same benefit on a pro rata basis, such as dividends;

•	transactions with a related person involving services such as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services; and

•	any transaction with a related person involving the offer and sale to the Corporation of Class B common shares, or exchange of Class B common shares for Class A common shares, in each case provided such offer, sale or exchange is effected in accordance with our articles of incorporation.

Related person transactions not otherwise pre-approved as described above must be approved or ratified by the Audit Committee, which will consider all relevant facts in doing so. As required under SEC rules, transactions that are determined to be directly or indirectly material to American Greetings or a related person are disclosed in our annual proxy statement or annual report on Form 10-K.

Procedures. The American Greetings legal staff is primarily responsible for developing and implementing processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether American Greetings or a related person may have a direct or indirect material interest in the transaction. If it is determined that American Greetings or a related person may have a direct or indirect material interest in the transaction, the legal department will submit the matter to the Audit Committee for review and approval, if appropriate. Any member of the Audit Committee who may have a direct or indirect interest in the transaction in question must recuse himself or herself from any consideration of the matter. The Audit Committee will review all of the relevant facts and circumstances of the transaction. Based on the conclusions reached, the Audit Committee will evaluate all options, including but not limited to approving, disapproving or restructuring the proposed transaction.

If it is not practical or desirable to wait until the next regularly scheduled Audit Committee meeting to consider a potential related person transaction, the matter will be submitted to the chair of the Audit Committee, who has been delegated the authority to act between meetings. The chair will report any decisions made to the Audit Committee at its next meeting. If management becomes aware of a related person transaction that was not previously reviewed or ratified, it will refer the matter to the Audit Committee at its next regularly scheduled meeting at which time the Audit Committee or the chair of the Audit Committee shall evaluate all options, including but not limited to ratification, amendment or termination of the related person transaction.

Related Person Transactions

Going Private Proposal and Merger Agreement. As described above under “Item 1. Business – Merger Agreement,” on September 26, 2012, we announced that our Board of Directors received the Going Private Proposal, and we entered into the Merger Agreement on March 29, 2013. After receiving the Going Private Proposal, the Board of Directors established a special committee of independent directors to evaluate and negotiate a potential transaction and consider other alternatives available to the Corporation. This special committee recommended unanimously that the Board of Directors approve the Merger Agreement. Additional information about the Merger Agreement can be found in our Current Report on Form 8-K filed on April 1, 2013 with the SEC and in the preliminary proxy statement on Schedule 14A filed with the SEC on April 17, 2013. In connection with the negotiation of the Merger Agreement, on February 28, 2013, the Corporation entered into an agreement with Zev Weiss, on behalf of certain of the Family Shareholders, whereby the Family Shareholders agreed to pay certain third party charges in connection with the Family Shareholders’ due diligence process. As of April 29, 2013, the amount of such charges pursuant to this agreement was $138,000. In addition, the Family Shareholders have agreed to reimburse the Corporation for the time spent by certain of our officers and employees in advising the Family Shareholders on their financing relating to the transaction.

Compensation paid to related persons. Morry Weiss, our Chairman of the Board, is the brother of Erwin Weiss, a Senior Vice President of American Greetings, and is the father of (1) Zev Weiss, a director of American Greetings and our Chief Executive Officer, (2) Jeffrey Weiss, a director of American Greetings and our President and Chief Operating Officer, and (3) Gary Weiss, an American Greetings employee and non-executive officer. As employees of American Greetings, these individuals are compensated in a manner that is appropriate for their responsibilities and experience. The compensation paid to each of Messrs. Zev and Jeffrey Weiss is described in the Fiscal 2013 Summary Compensation Table and in the tables that follow the Fiscal 2013 Summary Compensation Table. With respect to fiscal 2013, the following compensation was accrued by, or paid to, Messrs. Morry, Erwin and Gary Weiss, none of whom is a named executive officer:

Morry Weiss: With respect to fiscal 2013, Mr. Morry Weiss was paid a base salary of $400,000, earned incentive compensation under the Executive Incentive Plan of $200,000 and participated in other regular and customary employee benefit plans, programs and benefits generally available to our executive officers, including participation in the Supplemental Executive Retirement Plan and use of a company car, as well as those described in the Compensation Discussion and Analysis section under the headings “Benefits” and “Perquisites and Other Benefits.” In addition, in fiscal 2013, Mr. Morry Weiss was granted 6,318 Class B RSUs, which had a grant date value as calculated in accordance with ASC 718 of $94,529, and Class B performance shares with a grant date value as calculated in accordance with ASC 718 of $267,337.

Erwin Weiss: Under the terms of our employment agreement with Mr. Erwin Weiss, during his employment, Mr. Weiss will participate in any applicable fiscal year annual incentive compensation plan, with his individual performance component being calculated at a minimum of 100% of the applicable fiscal year target incentive amount for Senior Vice Presidents, which for fiscal 2013 was 70% of paid base salary. If grants of stock options are made generally to Senior Vice Presidents during his employment, Mr. Weiss’s employment agreement provides that he will receive such grants. If Mr. Weiss is voluntarily or involuntarily terminated, his employment agreement provides that he will receive $250,000 in deferred compensation, as well as three years of base salary at the rate in effect at the time of separation. With respect to fiscal 2013, Mr. Erwin Weiss was paid a salary of $491,728, earned incentive compensation under the Executive Incentive Plan of $364,461 and participated in other regular and customary employee benefit plans, programs and benefits generally available to our executive officers, including participation in the Supplemental Executive Retirement Plan and use of a company car, as well as those described in the Compensation Discussion and Analysis section, under the headings “Benefits” and “Perquisites and Other Benefits.” In addition, in fiscal 2013, Mr. Erwin Weiss was granted 8,212 Class A RSUs, which had a grant date value as calculated in accordance with Topic 718 of $122,867, and Class A performance shares with a grant date value as calculated in accordance with Topic 718 of $347,523.

Gary Weiss: With respect to fiscal 2013, Mr. Gary Weiss was paid a salary of $307,666, earned incentive compensation under the Executive Incentive Plan of $183,703 and participated in other regular and customary employee benefit plans, programs and benefits generally available to our employees. As a Vice President, Mr. Weiss is a participant in the Supplemental Executive Retirement Plan, is provided a company car and is entitled to receive those benefits described in the Compensation Discussion and Analysis section under the heading “Benefits” and “Perquisites and Other Benefits.” In addition, in fiscal 2013, Mr. Weiss was granted 2,842 Class A RSUs, which had a grant date value as calculated in accordance with Topic 718 of $45,522, and Class A performance shares with a grant date value as calculated in accordance with Topic 718 of $120,279.

Pursuant to the Merger Agreement, if the Merger is completed, the outstanding equity awards held by Messrs. Morry and Gary Weiss will be cancelled without payment of any consideration.

The foregoing compensation arrangements with Messrs. Morry, Erwin and Gary Weiss were either approved by the Compensation Committee in accordance with the related person transactions policy or in place prior to our adoption of the related person transactions policy and were therefore not subject to the policy.

World headquarters relocation. In May 2011, we announced that we will be relocating our world headquarters to a new location in the City of Westlake, Ohio, in a mixed-use development known as Crocker Park (the “Crocker Park Development”), which offers a vibrant urban setting, with retail stores and restaurants, offices, apartments and private residences. Although we have not yet purchased the land on which our world headquarters is expected to be located (the “Crocker Park Site”), we have been negotiating the purchase of the Crocker Park Site from, and have entered into a preliminary, non-binding term sheet with, Crocker Park, LLC, the owner of the Crocker Park Development. Morry Weiss, our Chairman, Zev Weiss, our Chief Executive Officer, Jeffrey Weiss, our President and Chief Operating Officer, and Gary Weiss, a non-executive officer of the Corporation, together with members of their family (collectively, but excluding Erwin Weiss, the “Weiss Family”), indirectly own a minority stake in Crocker Park, LLC through their indirect ownership of approximately 37% of the membership interests in Crocker Park, LLC. The authority to conduct, manage and control the business of Crocker Park, LLC, including operating the Crocker Park Development and the decision whether to sell the Crocker Park Site, are reserved to the manager of Crocker Park, LLC, who is unrelated to the Weiss Family. In addition, Morry Weiss has guaranteed certain of Crocker Park, LLC’s obligations that it incurred in connection with developing other portions of the Crocker Park Development that are adjacent to the Crocker Park Site. Although we have not entered into a binding obligation to purchase the Crocker Park Site, in anticipation of making this purchase and beginning construction of our new world headquarters in the Crocker Park Development, we executed a City Development Agreement with the City of Westlake (the “City”) and Crocker Park, LLC dated March 23, 2012 (the “City Development Agreement”), and a Construction Agency Agreement with the City, Crocker Park Phase III, LLC, and Crocker Park, LLC dated September 10, 2012 (the “Construction Agency Agreement”).

The City Development Agreement provides a framework for the financing and construction of public streets, sidewalks, driveways and parking facilities (collectively, the “Public Infrastructure”) by the City related to the development of the Crocker Park Site where our new world headquarters will be located. Specifically, the City Development Agreement provides that if certain conditions are met, including our purchase of the Crocker Park Site, the City will issue tax-increment financing bonds (“TIF Bonds”) in an amount not to exceed $54,000,000 and utilize the proceeds of such TIF Bonds to construct the Public Infrastructure. The City’s construction of the Public Infrastructure will facilitate both the development of our headquarters at the Crocker Park Site and the development by Crocker Park, LLC of additional retail stores, restaurants and apartments on parcels adjacent to the Crocker Park Site. Pursuant to the City Development Agreement, the Corporation and Crocker Park, LLC have each committed that, in consideration of the issuance of the TIF Bonds by the City, they will each make service payments in lieu of taxes, including minimum service payments, and those service payments will be used by the City to pay debt service on the TIF Bonds.

The Construction Agency Agreement provides a framework for the acquisition, construction, installation, equipping and improvement of the Public Infrastructure, and private portions of the streets, sidewalks, driveways and parking facilities owned and exclusively used by us (collectively, the “Private Infrastructure”) for the Crocker Park Site, and appoints Crocker Park, LLC as construction agent for the City for the construction of the Public Infrastructure, and as construction agent for American Greetings for the construction of the Private Infrastructure. Pursuant to the terms of the Construction Agency Agreement, Crocker Park, LLC is required to ensure development of the Public Infrastructure and Private Infrastructure in accordance with certain plans and specifications. The Construction Agency Agreement provides for a fee to be paid to Crocker Park, LLC in the amount of 0.5% of the total cost of the Public Infrastructure, not to exceed $250,000, and will be paid out of the proceeds of the TIF Bonds.

None of the parties will have any obligations under the City Development Agreement or the Construction Agency Agreement until we have purchased land in the City of Westlake to build our new world headquarters. However, if we do build our world headquarters on the Crocker Park Site as is currently contemplated, through their indirect ownership interest in Crocker Park, LLC, Messrs. Morry, Zev, Jeffrey and Gary Weiss, together with their family members, may be deemed to have an interest in the transactions contemplated by the Construction Agency Agreement and/or the City Development Agreement because:

•	the construction of the world headquarters by us, and the Public Infrastructure and Private Infrastructure improvements to be performed by Crocker Park, LLC, and paid for by the TIF Bonds will benefit the entire Crocker Park Development;

•	Crocker Park, LLC will be paid a fee in connection with its services under the Construction Agency Agreement; and

•	we may not be able to purchase the Crocker Park Site, or develop our world headquarters, on terms that are acceptable to us, without the City’s agreement to construct the Public Infrastructure pursuant to the City Development Agreement.

In selecting a location in Northeastern Ohio, an independent committee of the Board considered a number of sites both within and outside the State of Ohio. All of these sites were evaluated side by side for their benefits, disadvantages and costs, utilizing independent professional real estate advisors. The real estate investment by members of the Weiss family did not affect the decision to select the Crocker Park Development, as the independent directors reached their conclusion after more than a year-long analysis of a variety of factors, including changes in the greeting card industry, employee recruitment, local tax rates, the costs of a new or renovated facility, moving expenses, and the Corporation’s desire for offices and an environment that better fits an evolving business with a significant creative culture. The independent committee of the Board unanimously approved and authorized the Corporation to enter into the City Development Agreement and the Construction Agency Agreement. Because the City Development Agreement and Construction Agency Agreement were unanimously approved by a committee made up solely of independent directors after a review of the relevant facts and circumstances, including the involvement of related persons, the City Development Agreement and Construction Agency Agreement were not approved separately by the Audit Committee under our related persons transaction policy.

On November 28, 2012, we announced that the Corporation is delaying its plans to develop a new world headquarters facility in Westlake, Ohio in light of the Going Private Proposal.

Director Independence

The NYSE rules require listed companies to have a Board of Directors with at least a majority of independent directors. Under the NYSE rules, a director qualifies as “independent” upon the Board’s affirmative determination that the director has no material relationship with American Greetings (either directly or as a partner, shareholder or officer of an organization that has a relationship with American Greetings). In assessing the materiality of a relationship, the Board broadly considers all relevant facts and circumstances. In addition to the independence standards established by the NYSE, we have adopted additional criteria for determining whether our directors, including the directors serving on each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent. These additional criteria are set forth in our corporate governance guidelines, which may be found in the investors section of our Web site at www.corporate.americangreetings.com. Under our corporate governance guidelines, at least two-thirds of our directors must also satisfy these additional independence criteria. The Board has determined that Drs. Cowen and Thornton and Messrs. Dunn, MacDonald, Merriman and Ratner are independent under the NYSE rules and under the additional standards described in our corporate governance guidelines. In the course of the Board’s determination regarding the independence of each non-management director, the Board considered the following transactions, relationships and arrangements in determining that the director is independent:

•	Dr. Cowen is a Director of, and Mr. Ratner is Chairman of the Board, a greater than 10% shareholder and the former President and Chief Executive Officer of, Forest City Enterprises. A subsidiary of Forest City Enterprises rents retail store space in various shopping malls to us pursuant to lease agreements in the ordinary course of business. We sold our then existing retail store operations to Schurman in April 2009, and since the time of the sale, we have subleased or assigned the retail store locations to Schurman.

•	Dr. Thornton is a member of the Board of Directors of Applied Industrial Technologies, Inc., a company from which we purchase products and services from time to time in the ordinary course of business.

•	Until February 2012, Mr. Dunn was the Chief Executive Officer and owner of 5% of the common equity of HIT Entertainment Limited, a company from which we license certain character properties in the ordinary course of business.

•	We made discretionary charitable contributions to charitable and other non-profit organizations where each of Messrs. MacDonald, Merriman and Ratner and Drs. Cowen and Thornton serves or has served as an executive officer, director or trustee.

•	Under our charitable matching contribution program, in a given fiscal year, we will match up to $10,000 of contributions made by an independent director to a charitable or other non-profit organization. Under this program, we made matching contributions of $10,000 to charitable or non-profit organizations on behalf of Mr. Merriman in fiscal 2013.

All of the transactions, relationships or arrangements listed above were entered into, and payments were made or received by us, in the ordinary course of business and on competitive terms. Aggregate payments that were made to, or that we received from, each of the relevant organizations, including any charitable organization in which a non-management director served as an executive officer, did not exceed the greater of $1 million or 2% of that organization’s consolidated gross revenues for each of the most recent three completed fiscal years and did not directly result in a change in the compensation received by the director from that organization. The Board has determined that these transactions, relationships and arrangements are not material, do not create a material relationship between American Greetings and any of Messrs. Dunn, MacDonald, Merriman and Ratner or Drs. Cowen and Thornton and that the independent judgment of these directors has not been and will not be compromised by such transactions, relationships and arrangements.

Based on the NYSE independence standards, the Board determined that Messrs. Zev, Jeffrey and Morry Weiss are not independent because they are executive officers of American Greetings.

Item 14. Principal Accounting Fees and Services

Fees Paid to Ernst & Young LLP

Audit Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal 2013 and fiscal 2012, including the audit of the effectiveness of internal control over financial reporting, for the reviews of the interim financial statements included in our Quarterly Reports on Forms 10-Q filed with the SEC for fiscal 2013 and fiscal 2012, and statutory audits required internationally and registration statements were $2,142,000 and $1,949,700, respectively.

Audit-Related Fees. There were no fees billed for audit-related fees, such as assurance and related services, provided by Ernst & Young LLP for either fiscal 2013 or fiscal 2012 and which were not otherwise reported under “Audit Fees” above.

Tax Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advisory and tax planning services for fiscal 2013 and fiscal 2012 were $188,600 and $191,100, respectively.

All Other Fees. There were no fees billed for other services provided by Ernst & Young LLP for either fiscal 2013 or fiscal 2012.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

It is the Audit Committee’s policy that all audit and non-audit services to be performed for us by our independent registered public accounting firm be preapproved by the Audit Committee (including the fees and terms of such services), subject to the de minimis exceptions for non-audit services described in the Exchange Act and the rules and regulations thereunder. In accordance with such policy, the Audit Committee preapproved 100% of the services described above under the captions Audit and Tax Fees for fiscal 2013 and fiscal 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements

Item	Description
2	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1

Agreement and Plan of Merger, dated March 29, 2013 among Century Intermediate Holding Company, Century Merger Company, and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 1, 2013, and is incorporated herein by reference.

2.2

Agreement dated June 6, 2012, by and among (i) UK Greetings Limited, (ii) Lakeshore Lending Limited, (iii) Clinton Cards PLC, Birthdays Retail Limited, Clinton Cards (Essex) Limited, Papertree Limited, Selectacard Limited, Strand Cards Limited, and The Greetings Store Group Limited (collectively, the “Sellers”), and (iv) Peter Mark Saville, Simon Vincent Freakley and Anne Clare O’Keefe (collectively, the “Joint Administrators”), in their respective capacities as joint administrators of each of the Sellers (acting as agent of each of the Sellers).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated June 11, 2012, and is incorporated herein by reference.

3	Articles of Incorporation and By-laws.

3.1

Amended and Restated Articles of Incorporation of the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 1, 2008, and is incorporated herein by reference.

3.2

Amended and Restated Regulations of the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 1, 2008, and is incorporated herein by reference.

3.3	Amendment to Amended and Restated Regulations of the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 1, 2013, and is incorporated herein by reference.

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

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

4.4	First Supplemental Indenture, dated November 30, 2011, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7.375% Senior Notes due 2021.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

4.5	Form of Global Note for the 7.375% Senior Notes due 2021.

This Exhibit is included in the First Supplemental Indenture, dated November 30, 2011, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7.375% Senior Notes due 2021, which has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

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

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

10.5	First Amendment to Pledge and Security Agreement, dated as of January 18, 2012.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

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

10.13	Seventh Amendment to Receivables Purchase Agreement, dated as of September 21, 2012.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated September 26, 2012.

10.14	Second Amendment to Credit Agreement, dated December 19, 2012.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 20, 2012, and is incorporated herein by reference.

10.15

Loan Agreement by and between Schurman Fine Papers, d/b/a Papyrus, as Borrower, and the Corporation, as Lender, dated as of April 17, 2009.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

10.16

Limited Guaranty, issued by the Corporation to Wells Fargo Retail Finance, LLC, dated April 17, 2009.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

10.17

First Amendment to Limited Guaranty, issued by the Corporation to Wells Fargo Bank, National Association, as successor by merger to Wells Fargo Retail Finance, LLC, dated January 22, 2013.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated January 28, 2013, and is incorporated herein by reference.

10.18

Letter Agreement, dated January 22, 2013, terminating that certain Loan Agreement by and between Schurman Fine Papers, d/b/a Papyrus, as Borrower, and the Corporation, as Lender, dated as of April 17, 2009, and cancelling the Revolving Credit Note relating thereto.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated January 28, 2013, and is incorporated herein by reference.

10.19

Guaranty and Voting Agreement, dated as of March 29, 2013, by and among the Family Shareholders (as defined therein) and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 1, 2013, and is incorporated herein by reference.

10.20

Rollover and Contribution Agreement, dated March 29, 2013, among Three-Twenty-Three Family Holdings, LLC, Century Intermediate Holding Company, and the Family Shareholders (as defined therein).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 1, 2013, and is incorporated herein by reference.

10.21	Letter Agreement, dated February 28, 2013, between the Corporation and Zev Weiss, on behalf of the Weiss Family. This Exhibit is filed herewith.

*10.22

Form of Employment Contract with Specified Officers.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

*10.23

Amendment to Form of Employment Contract with Specified Officers.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

*10.24

American Greetings Severance Benefits Plan (Officers) – Summary Plan Description.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

*10.25	Amendment to American Greetings Severance Benefits Plan (Officers).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

*10.26

American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.27	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.28	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.29	Amendment Three to American Greetings Corporation Executive Deferred Compensation Plan—American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.30	Amendment Number Four to American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

*10.31

Amendment Number Five to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

*10.32	Amendment Number Six to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

*10.33	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.34	American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

*10.35	Amendment Number One to American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

*10.36	1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-121982), dated January 12, 2005, and is incorporated herein by reference.

*10.37	American Greetings Corporation 2007 Omnibus Incentive Compensation Plan, as Amended May 1, 2011.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 27, 2011, and is incorporated herein by reference.

*10.38	1995 Director Stock Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-61037), dated July 14, 1995, and is incorporated herein by reference.

*10.39	Description of Compensation Payable to Non-Employee Directors.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

*10.40	American Greetings Corporation Second Amended and Restated Supplemental Executive Retirement Plan (Effective October 31, 2007).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2007, and is incorporated herein by reference.

*10.41	Severance Agreement, dated as of February 28, 2011, between Robert Swellie and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and is incorporated herein by reference.

*10.42	Separation and Release Agreement, dated October 24, 2012, by and between Michael Goulder and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2012, and is incorporated herein by reference.

*10.43

Employment Agreement, dated as of May 6, 2002, between Erwin Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

*10.44	Amendment to Employment Agreement, effective as of January 1, 2009, between Erwin Weiss and the Corporation.

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

*10.46

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

*10.48

Employment Agreement, dated as of May 1, 1997, between Zev Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, and is incorporated herein by reference.

*10.49

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

*10.51	Amendment to Employment Agreement, effective January 1, 2009, between John W. Beeder and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

*10.52	Employment Agreement, dated October 18, 2004, between Christopher W. Haffke and the Corporation.

This Exhibit is filed herewith.

*10.53	Retention Bonus Agreement, dated October 29, 2012, by and between Christopher W. Haffke and American Greetings Corporation.

This Exhibit is filed herewith.

*10.54	Employment Agreement, dated July 1, 2005, between Robert Tyler and the Corporation.

This Agreement is filed herewith.

*10.55	Retention Bonus Agreement, dated November 4, 2012, by and between Robert Tyler and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2012, and is incorporated herein by reference.

*10.56

Key Management Annual Incentive Plan (fiscal year 2011 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 2010, and is incorporated herein by reference.

*10.57

Key Management Annual Incentive Plan (fiscal year 2012 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 27, 2011, and is incorporated herein by reference.

*10.58	Executive Annual Incentive Plan (fiscal year 2013 description).

This Exhibit was filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 25, 2012, and is incorporated herein by reference.

*10.59

Form of Employee Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*10.60

Form of Employee Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

*10.61

Form of Director Stock Option Agreement under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*10.62	Form of Director Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

*10.63	Form of Employee Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 25, 2007, and is incorporated herein by reference.

*10.64	Form of Director Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 24, 2007, and is incorporated herein by reference.

*10.65

Form of Restricted Shares Grant Agreement.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, and is incorporated herein by reference.

*10.66	Form of Performance Share Award Agreement (for grants prior to May 25, 2012).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

*10.67	Form of Performance Share Award Agreement (for fiscal 2013 awards).

This Exhibit was filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 25, 2012, and is incorporated herein by reference.

*10.68	Form of Employee Restricted Stock Unit Agreement (for grants on or prior to April 30, 2012).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

*10.69	Form of Employee Restricted Stock Unit Agreement (for grants on or after April 30, 2012 through April 26, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

*10.70	Form of Employee Restricted Stock Unit Grant Agreement (for grants on or after April 26, 2013).

This Exhibit is filed herewith.

*10.71	Form of Director Restricted Stock Unit Grant Agreement (for grants on or after April 26, 2013).

This Exhibit is filed herewith.

*10.72	Form of Director Restricted Stock Unit Agreement (for grants prior to April 26, 2013).

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

This Exhibit is filed herewith.

101

The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended February 28, 2013, February 29, 2012 and February 28, 2011; (ii) Consolidated Statement of Comprehensive Income for the years ended February 28, 2013, February 29, 2012 and February 28, 2011; (iii) Consolidated Statement of Financial Position at February 28, 2013 and February 29, 2012; (iv) Consolidated Statement of Cash Flows for the years ended February 28, 2013, February 29, 2012 and February 28, 2011; (v) Consolidated Statement of Shareholders’ Equity for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, and (vi) Notes to Consolidated Financial Statements for the year ended February 28, 2013.

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

AMERICAN GREETINGS CORPORATION
(Registrant)

Date: May 9, 2013	By:	/s/Christopher W. Haffke
Christopher W. Haffke, Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/s/Morry Weiss Morry Weiss	Chairman of the Board; Director	) )

)
/s/Zev Weiss Zev Weiss	Chief Executive Officer (principal executive officer); Director	) )

)
/s/Jeffrey Weiss Jeffrey Weiss	President and Chief Operating Officer; Director	) )

)
/s/Scott S. Cowen Scott S. Cowen	Director	) )

)
/s/Jeffrey D. Dunn Jeffrey D. Dunn	Director	) )

		)	May 9, 2013
/s/William E. MacDonald, III William E. MacDonald, III	Director	) )

)
/s/Michael J. Merriman, Jr. Michael J. Merriman, Jr.	Director	) )

)
/s/Charles A. Ratner Charles A. Ratner	Director	) )

)
/s/Jerry Sue Thornton Jerry Sue Thornton	Director	) )

)
/s/Stephen J. Smith Stephen J. Smith	Senior Vice President and Chief Financial Officer (principal financial officer)	) )

)
/s/Robert D. Tyler Robert D. Tyler	Chief Accounting Officer (principal accounting officer)	) ) )

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES

(In thousands of dollars)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged (Credited) to Other Accounts-Describe		Deductions- Describe		Balance at End of Period
Year ended February 28, 2013:
Deduction from asset account:
Allowance for doubtful accounts	$4,480	$16,064	$(48	)(A)	$17,077	(B)	$3,419

Allowance for seasonal sales returns	$34,285	$129,233	$(482	)(A)	$138,462	(C)	$24,574

Allowance for other assets	$10,000	$(1,768)	$—		$332	(D)	$7,900

Year ended February 29, 2012:
Deduction from asset account:
Allowance for doubtful accounts	$5,374	$4,776	$64	(A)	$5,734	(B)	$4,480

Allowance for seasonal sales returns	$34,058	$152,786	$(159	)(A)	$152,400	(C)	$34,285

Allowance for other assets	$10,700	$603	$—		$1,303	(D)	$10,000

Year ended February 28, 2011:
Deduction from asset account:
Allowance for doubtful accounts	$2,963	$3,834	$(47	)(A)	$1,376	(B)	$5,374

Allowance for seasonal sales returns	$36,443	$164,389	$896	(A)	$167,670	(C)	$34,058

Allowance for other assets	$12,400	$(455)	$—		$1,245	(D)	$10,700

Note A: Translation adjustment on foreign subsidiary balances.

Note B: Accounts charged off, less recoveries.

Note C: Sales returns charged to the allowance account for actual returns.

Note D: Deferred contract costs charged to the allowance account.

S - 1