Form 10-Q
period 2013-05-31
AMERICAN GREETINGS CORP
filed 2013-07-10
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

            X                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended	May 31, 2013

OR

                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from		to
	Commission file number	1-13859

AMERICAN GREETINGS CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0065325
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One American Road, Cleveland, Ohio	44144

(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of July 5, 2013, the number of shares outstanding of each of the issuer’s classes of common stock was:

Class A Common             29,294,198

Class B Common               2,912,167

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars except share and per share amounts)

	(Unaudited) Three Months Ended
	May 31, 2013	May 25, 2012
Net sales	$490,545	$389,253
Other revenue	6,758	3,853

Total revenue	497,303	393,106

Material, labor and other production costs	203,837	163,864
Selling, distribution and marketing expenses	170,339	127,163
Administrative and general expenses	71,080	80,168
Other operating (income) expense – net	(3,318)	9,524

Operating income	55,365	12,387

Interest expense	4,312	4,376
Interest income	(120)	(138)
Other non-operating income – net	(1,373)	(2,271)

Income before income tax expense	52,546	10,420
Income tax expense	19,153	3,170

Net income	$ 33,393	$ 7,250

Earnings per share – basic	$ 1.04	$ 0.20

Earnings per share – assuming dilution	$ 1.02	$ 0.20

Average number of shares outstanding	32,115,319	35,505,749

Average number of shares outstanding – assuming dilution	32,701,678	36,154,078

Dividends declared per share	$ 0.15	$ 0.15

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

	(Unaudited) Three Months Ended
	May 31, 2013	May 25, 2012
Net income	$ 33,393	$ 7,250

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,155)	(8,400)
Pension and postretirement benefit adjustments	377	475
Unrealized gain on securities	1	-

Other comprehensive loss, net of tax	(1,777)	(7,925)

Comprehensive income (loss)	$ 31,616	$ (675)

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) May 31, 2013	(Note 1) February 28, 2013	(Unaudited) May 25, 2012
ASSETS

Current assets
Cash and cash equivalents	$ 63,997	$ 86,059	$ 60,180
Trade accounts receivable, net	122,303	105,497	97,657
Inventories	237,824	242,447	214,588
Deferred and refundable income taxes	59,181	72,560	63,910
Prepaid expenses and other	150,779	155,343	110,482

Total current assets	634,084	661,906	546,817

Other assets	449,770	456,751	530,452
Deferred and refundable income taxes	88,920	92,354	118,385

Property, plant and equipment – at cost	834,272	821,759	738,081
Less accumulated depreciation	459,192	449,307	445,264

Property, plant and equipment – net	375,080	372,452	292,817

	$1,547,854	$ 1,583,463	$1,488,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$ 111,180	$ 119,777	$ 99,872
Accrued liabilities	82,171	80,098	62,610
Accrued compensation and benefits	34,942	69,309	40,582
Income taxes payable	4,952	4,968	11,007
Deferred revenue	31,872	31,851	34,351
Other current liabilities	64,585	62,593	48,395

Total current liabilities	329,702	368,596	296,817

Long-term debt	260,281	286,381	225,181
Other liabilities	225,101	225,044	265,294
Deferred income taxes and noncurrent income taxes payable	21,730	21,565	21,745

Shareholders’ equity
Common shares – Class A	29,398	29,088	31,336
Common shares – Class B	2,912	2,883	2,860
Capital in excess of par value	525,234	522,425	513,917
Treasury stock	(1,093,407)	(1,093,782)	(1,060,244)
Accumulated other comprehensive loss	(18,910)	(17,133)	(19,755)
Retained earnings	1,265,813	1,238,396	1,211,320

Total shareholders’ equity	711,040	681,877	679,434

	$1,547,854	$ 1,583,463	$1,488,471

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 31, 2013	May 25, 2012
OPERATING ACTIVITIES:
Net income	$ 33,393	$ 7,250
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	2,475	1,869
Net (gain) loss on disposal of fixed assets	(235)	156
Depreciation and intangible assets amortization	13,057	11,469
Clinton Cards secured debt (recovery) impairment	(2,000)	7,794
Provision for doubtful accounts	17	17,345
Deferred income taxes	6,002	(3,913)
Other non-cash charges	306	291
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(17,162)	(2,635)
Inventories	4,229	(7,161)
Other current assets	1,514	4,093
Income taxes	11,313	3,445
Deferred costs – net	10,217	19,560
Accounts payable and other liabilities	(42,446)	(12,830)
Other – net	3,646	3,165

Total Cash Flows From Operating Activities	24,326	49,898

INVESTING ACTIVITIES:
Property, plant and equipment additions	(15,472)	(16,432)
Proceeds from sale of fixed assets	244	19
Purchase of Clinton Cards debt	-	(56,560)

Total Cash Flows From Investing Activities	(15,228)	(72,973)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	160,800	-
Repayments on revolving line of credit and long-term borrowings	(186,900)	-
Issuance or exercise of share-based payment awards	(390)	(728)
Tax benefit (deficiency) from share-based payment awards	247	(421)
Purchase of treasury shares	-	(40,542)
Dividends to shareholders	(4,784)	(5,369)

Total Cash Flows From Financing Activities	(31,027)	(47,060)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(133)	(2,123)

DECREASE IN CASH AND CASH EQUIVALENTS	(22,062)	(72,258)

Cash and Cash Equivalents at Beginning of Year	86,059	132,438

Cash and Cash Equivalents at End of Period	$ 63,997	$ 60,180

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended May 31, 2013 and May 25, 2012

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

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2013 refers to the year ended February 28, 2013. The Corporation’s subsidiary, AG Retail Cards Limited, which operates the recently acquired retail stores in the United Kingdom (also referred to herein as “UK”), is consolidated on a one-month lag corresponding with its fiscal year-end of February 1 for 2014. See Note 4 for further information.

The Corporation’s first fiscal quarter begins each year on March 1. The Corporation’s fiscal quarters generally end on the last Friday of the month in which the fiscal quarter ends. In the current year, the first quarter ended on May 31, 2013 and consisted of 92 days. The prior year first quarter ended on May 25, 2012 and consisted of 86 days. This resulted in six additional selling days in the current year first quarter. This fiscal timing will not impact the full year results as the current year fourth quarter will consist of six less days compared to the prior year fourth quarter.

These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 28, 2013, from which the Consolidated Statement of Financial Position at February 28, 2013, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2014 presentation. These reclassifications had no material impact on financial position, earnings or cash flows.

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

The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of May 31, 2013 includes:

¡	the investment in the equity of Schurman of $1.9 million;
¡	the limited guaranty (“Liquidity Guaranty”) of Schurman’s indebtedness of $10.0 million;
¡	normal course of business trade and other accounts receivable due from Schurman of $24.6 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and
¡

the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $10.6 million, $11.8 million and $19.0 million as of May 31, 2013, February 28, 2013 and May 25, 2012, respectively.

The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in July 2016. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of May 31, 2013 requiring the use of the Liquidity Guaranty.

In addition to the investment in the equity of Schurman, the Corporation holds an investment in the common stock of Party City Holdings, Inc. These two investments, totaling $10.8 million are accounted for under the cost method. The Corporation is not aware of any events or changes in circumstances that had occurred during the first quarter of 2014 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of these investments.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to disclose additional information about changes in other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the income statement line items affected. The provisions of this guidance are effective prospectively for annual and interim periods beginning after December 15, 2012. The Corporation adopted this standard on March 1, 2013. See Note 7 for further information.

In July 2012, the FASB issued ASU No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Corporation adopted this standard on March 1, 2013. The adoption of this standard did not have a material effect on the Corporation’s financial statements.

Note 4 – Acquisition

During the first quarter of 2013, the Corporation acquired all of the outstanding senior secured debt of Clinton Cards for $56.6 million (£35 million) through Lakeshore Lending Limited (“Lakeshore”), a wholly-owned subsidiary of the Corporation organized under the laws of the UK. Subsequently, on May 9, 2012, Clinton Cards was placed into administration, a procedure similar to Chapter 11 bankruptcy in the United States. Prior to entering into administration, Clinton Cards had approximately 750 stores and annual revenues of approximately $600 million across its two primary retail brands, Clinton Cards and Birthdays. The legacy Clinton Cards business had been an important customer to the Corporation’s international business for approximately forty years and was one of the Corporation’s largest customers.

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

Under the terms of the agreement, the Corporation originally expected to acquire approximately 400 stores from the Sellers, together with related inventory and overhead, as well as the Clinton Cards and related brands. As of July 2, 2013, the Corporation has completed 393 lease assignments and the final number is expected to be 396. The estimated future minimum rental payments for noncancelable operating leases related to the 396 acquired stores will be approximately $360 million.

The stores and assets not acquired by the Corporation remain part of the administration process. It is anticipated that these remaining assets not purchased by the Corporation will be liquidated and the proceeds will be used to repay the creditors of the Sellers, including the Corporation. The Corporation will seek to recover the remaining senior secured debt claim held by it through the liquidation process. However, based on the estimated recovery information provided by the Administrators, the Corporation recorded an aggregate charge of $8.1 million in 2013 relating to the senior secured debt it acquired in the first quarter of the prior year. In the first quarter of 2014, based on updated estimated recovery information provided by the Administrators, the Corporation recorded an adjustment to the charge resulting in a gain of $2.0 million. The remaining balance of the senior secured debt is $12.5 million (£8.2 million) as of May 31, 2013 and is included in “Prepaid expenses and other” on the Consolidated Statement of Financial Position. The liquidation process was originally expected to take approximately twelve months from the closing of the transaction on June 6, 2012. The process is currently expected to be completed by December 31, 2013.

The prior year first quarter included charges of $31.0 million associated with the aforementioned acquisition and are reflected on the Consolidated Statement of Income as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$4.0	$ -	$ -	$ -	$ 4.0
Administrative and general expenses	-	17.2	2.0	-	19.2
Other operating (income) expense - net	-	-	-	7.8	7.8

	$4.0	$17.2	$2.0	$7.8	$31.0

These charges are reflected in the Corporation’s reportable segments as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
International Social Expression Products	$4.0	$17.2	$ -	$ -	$ 21.2
Unallocated	-	-	2.0	7.8	9.8

	$4.0	$17.2	$2.0	$7.8	$31.0

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The estimated purchase price allocation is preliminary and subject to revision as valuation work and other analyses are still being conducted. The following represents the preliminary purchase price allocation:

Purchase price (in millions):
Credit bid	$ 37.2
Effective settlement of pre-existing relationships with the legacy Clinton Cards business	6.4
Cash acquired	(0.6)

$ 43.0

Allocation (in millions):
Inventory	$ 5.5
Property, plant and equipment	18.4
Intangible assets	22.5
Current liabilities assumed	(3.4)

$ 43.0

Note 5 – Royalty Revenue and Related Expenses

The Corporation has agreements for licensing the Care Bears and Strawberry Shortcake characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation, which is recorded in “Other revenue” on the Consolidated Statement of Income. These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Revenues and expenses associated with the servicing of these agreements, primarily relating to the licensing activities included in non-reportable segments, are summarized as follows:

	Three Months Ended
(In thousands)	May 31, 2013	May 25, 2012
Royalty revenue	$ 6,506	$ 3,729

Royalty expenses
Material, labor and other production costs	$ 1,947	$ 2,328
Selling, distribution and marketing expenses	1,248	656
Administrative and general expenses	460	422

	$ 3,655	$ 3,406

In addition to the expenses disclosed above, during the three months ended May 25, 2012 the Corporation incurred charges of $2.1 million associated with our licensing business. See Note 6 for further information.

Note 6 – Other Income and Expense

Other Operating (Income) Expense – Net
	Three Months Ended
(In thousands)	May 31, 2013	May 25, 2012
Clinton Cards secured debt (recovery) impairment	$ (2,000)	$ 7,794
Termination of certain agency agreements	-	2,125
(Gain) loss on asset disposal	(235)	156
Miscellaneous	(1,083)	(551)

Other operating (income) expense – net	$ (3,318)	$ 9,524

The Corporation recorded an impairment of $7.8 million during the quarter ended May 25, 2012 related to the senior secured debt of Clinton Cards that the Corporation acquired. During the three months ended May 31, 2013 the impairment of the secured debt of Clinton Cards was adjusted based on current estimated recovery information provided by the Administrators, resulting in a gain of $2.0 million. See Note 4 for further information.

In May 2012, the Corporation recorded expenses totaling $2.1 million related to the termination of certain agency agreements associated with its licensing business.

Other Non-Operating Income – Net

	Three Months Ended
(In thousands)	May 31, 2013	May 25, 2012
Foreign exchange gain	$(915)	$(1,456)
Rental income	(484)	(636)
Miscellaneous	26	(179)

Other non-operating income – net	$(1,373)	$(2,271)

Note 7 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) are as follows.

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Other Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 28, 2013	$ 12,594	$ (29,731)	$ 4	$ (17,133)
Other comprehensive (loss) income before reclassifications	(2,155)	43	1	(2,111)
Amounts reclassified from accumulated other comprehensive income (loss)	-	334	-	334

Net current period other comprehensive (loss) income	(2,155)	377	1	(1,777)

Balance at May 31, 2013	$ 10,439	$ (29,354)	$ 5	$ (18,910)

The reclassifications out of accumulated other comprehensive income (loss) are as follows.

(In thousands)	Three Months Ended May 31, 2013	Consolidated Statement of Income Classification
Amortization of pension and other postretirement benefits items
Actuarial losses, net	$(704)	Administrative and general expenses
Prior service cost	274	Administrative and general expenses

	(430)
Tax benefit	96	Income tax expense

Total, net of tax	(334)

Total reclassifications	$(334)

Note 8 – Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share - assuming dilution:

	Three Months Ended
	May 31, 2013	May 25, 2012
Numerator (in thousands):
Net income	$33,393	$7,250

Denominator (in thousands):
Weighted average shares outstanding	32,115	35,506
Effect of dilutive securities:
Share-based payment awards	587	648

Weighted average shares outstanding – assuming dilution	32,702	36,154

Earnings per share	$ 1.04	$ 0.20

Earnings per share – assuming dilution	$ 1.02	$ 0.20

Approximately 3.2 million and 3.7 million stock options outstanding for the three month periods ended May 31, 2013 and May 25, 2012, respectively, were excluded from the computation of earnings per share–assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective periods.

The Corporation issued 0.3 million and 0.1 million Class A common shares upon exercise of employee stock options and vesting of equity awards during the three months ended May 31, 2013 and three months ended May 25, 2012, respectively.

Note 9 – Customer Allowances and Discounts

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 31, 2013	February 28, 2013	May 25, 2012
Allowance for seasonal sales returns	$ 29,296	$ 24,574	$ 36,719
Allowance for outdated products	11,971	11,156	15,355
Allowance for doubtful accounts	3,443	3,419	21,366
Allowance for marketing funds	27,305	28,610	28,987
Allowance for rebates	30,276	31,771	33,106

	$102,291	$ 99,530	$135,533

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $14.3 million, $13.5 million and $12.5 million as of May 31, 2013, February 28, 2013 and May 25, 2012, respectively.

During the three months ended May 25, 2012, the Corporation recorded an additional allowance for doubtful accounts of approximately $17 million related to its unsecured accounts receivable exposure to Clinton Cards.

Note 10 – Inventories

(In thousands)	May 31, 2013	February 28, 2013	May 25, 2012
Raw materials	$ 25,187	$ 21,303	$ 18,290
Work in process	12,843	6,683	13,070
Finished products	265,262	278,573	243,951

	303,292	306,559	275,311
Less LIFO reserve	84,252	84,166	82,192

	219,040	222,393	193,119
Display materials and factory supplies	18,784	20,054	21,469

	$237,824	$242,447	$214,588

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $68.6 million, $59.7 million and $59.0 million as of May 31, 2013, February 28, 2013 and May 25, 2012, respectively.

Note 11 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	May 31, 2013	February 28, 2013	May 25, 2012
Prepaid expenses and other	$ 88,912	$ 93,873	$ 85,622
Other assets	328,063	332,159	378,091

Deferred cost assets	416,975	426,032	463,713

Other current liabilities	(63,378)	(61,282)	(45,625)
Other liabilities	(91,359)	(92,153)	(131,883)

Deferred cost liabilities	(154,737)	(153,435)	(177,508)

Net deferred costs	$ 262,238	$ 272,597	$ 286,205

The Corporation maintains an allowance for deferred costs related to supply agreements of $7.2 million, $7.9 million and $9.2 million at May 31, 2013, February 28, 2013 and May 25, 2012, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Note 12 – Debt

As of May 31, 2013, the Corporation was a party to a $400 million senior secured credit agreement (the “Credit Agreement”), under which there was $35.1 million and $61.2 million borrowings outstanding as of May 31, 2013 and February 28, 2013, respectively. There were no borrowings under the Credit Agreement as of May 25, 2012. The Corporation is also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of May 31, 2013, February 28, 2013 and May 25, 2012, respectively. The Corporation had, in the aggregate, $27.5 million outstanding under letters of credit under these borrowing agreements, which reduces the total credit available to the Corporation thereunder.

There was no debt due within one year as of May 31, 2013, February 28, 2013 and May 25, 2012, respectively.

Long-term debt and their related calendar year due dates as of May 31, 2013, February 28, 2013 and May 25, 2012, respectively, were as follows:

(In thousands)	May 31, 2013	February 28, 2013	May 25, 2012
7.375% senior notes, due 2021	$225,000	$225,000	$225,000
Revolving credit facility, due 2017	35,100	61,200	-
6.10% senior notes, due 2028	181	181	181

	$260,281	$286,381	$225,181

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $227.4 million (at a carrying value of $225.2 million), $233.6 million (at a carrying value of $225.2 million) and $229.1 million (at a carrying value of $225.2 million) at May 31, 2013, February 28, 2013 and May 25, 2012, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $35.1 million (at a carrying value of $35.1 million) and $61.2 million (at a carrying value of $61.2 million) at May 31, 2013 and February 28, 2013, respectively.

At May 31, 2013, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefits plans are as follows:

	Defined Benefit Pension		Postretirement Benefits
	Three Months Ended		Three Months Ended
(In thousands)	May 31, 2013	May 25, 2012	May 31, 2013	May 25, 2012
Service cost	$ 320	$ 334	$ 138	$ 213
Interest cost	1,742	1,844	613	800
Expected return on plan assets	(1,574)	(1,613)	(763)	(840)
Amortization of prior service cost (credit)	51	61	(325)	(519)
Amortization of actuarial loss (gain)	917	816	(213)	-

	$ 1,456	$ 1,442	$ (550)	$ (346)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 31, 2013 was $4.0 million, compared to $3.0 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expense recognized for the 401(k) match was $1.3 million in each of the three months ended May 31, 2013 and May 25, 2012. The profit-sharing plan and 401(k) matching expenses for the three month periods are estimates as actual contributions are determined after fiscal year-end.

At May 31, 2013, February 28, 2013 and May 25, 2012, the liability for postretirement benefits other than pensions was $16.8 million, $15.7 million and $26.2 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At May 31, 2013, February 28, 2013 and May 25, 2012, the long-term liability for pension benefits was $81.2 million, $81.4 million and $75.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

—	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.
—

Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

—	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets measured at fair value as of May 31, 2013:

(In thousands)	May 31, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$ 11,104	$ 8,683	$ 2,421	$ -

The following table summarizes the financial assets measured at fair value as of February 28, 2013:

(In thousands)	February 28, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$ 10,636	$ 9,175	$ 1,461	$ -

The following table summarizes the financial assets measured at fair value as of May 25, 2012:

(In thousands)	May 25, 2012	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$ 9,505	$ 7,949	$ 1,556	$ -

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

Note 15 – Contingency

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

On May 22, 2013, the Court preliminarily approved a full and final settlement of all the claims of the Wolfe and Collier estates, as well as the classes they seek to represent. As a result of the preliminary approval, the Court consolidated the two cases and certified a single class that consists of the heirs or estates of the estates and heirs of all former American Greetings Corporation employees (i) who are deceased; (ii) who were not officers or directors of American Greetings; (iii) who were insured under one of the following corporate-owned life insurance plans: Provident Life & Accident 61153, Provident Life & Accident 61159, Mutual Benefit Life Insurance Company 111, Connecticut General ENX219, and Hartford Life Insurance Company 361; and (iv) for whom American Greetings has received a death benefit on or before the date on which the Court enters the Order of Preliminary Approval. Required notices to potential class members and to state attorney generals as required under the Class Action Fairness Act of 2005 were mailed on May 30, 2013. The Court will entertain final approval of the settlement on September 20, 2013. If the settlement is finally approved by the Court, American Greetings Corporation will deposit $12.5 million into a settlement fund to be distributed in its entirety to those members of the class who present valid claims, their counsel, and a settlement administration vendor. This amount was accrued prior to the first quarter of 2014.

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

On April 30, 2013, lead plaintiffs’ counsel filed a Consolidated Class Action Complaint. The Consolidated Complaint brings a single class claim against the members of the Corporation’s Board of Directors for alleged breaches of fiduciary duty and aiding and abetting. The plaintiffs allege that the preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on April 17, 2013 omits information necessary to permit the Corporation’s shareholders to determine if the Merger is in their best interest, that the controlling shareholders have abused their control of the Corporation, that the special committee appointed to oversee the transaction is not independent, and that the other members of the Board of Directors are also not independent. On June 13, 2013, defendants filed motions to dismiss the Consolidated Class Action Complaint based on plaintiffs’ failure to properly plead their claims as derivative actions, exercise their statutory appraisal rights as the sole remedy for dissatisfaction with the proposed share price, and to overcome the business judgment rule with respect to their breach of fiduciary duty claims. The motions remain pending.

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

On November 30, 2012, plaintiffs in the Wolfe and LMPERS Actions filed motions (1) to consolidate the Wolfe and LMPERS Actions, (2) for appointment as co-lead plaintiffs, (3) for appointment of co-lead counsel, and, in the Wolfe Action only, (4) for partial summary judgment. On December 14, 2012, the Corporation filed its oppositions to the motions (a) to consolidate the Wolfe and LMPERS Actions, (b) for appointment as co-lead plaintiffs, and (c) for appointment of co-lead counsel. On the same day, the Corporation also moved to dismiss both the Wolfe and LMPERS Actions. The Corporation answered both complaints on January 8, 2013, and on January 11, 2013, it filed its opposition to the motion for partial summary judgment. On February 14, 2013, the Federal Court dismissed both the Wolfe and LMPERS Actions for lack of subject matter jurisdiction. On March 15, 2013, plaintiffs in both the Wolfe and LMPERS Actions filed notices of appeal with the Sixth Circuit Court of Appeals. On April 18, 2013, plaintiff Wolfe moved to dismiss his appeal, which motion was granted on April 19, 2013. On May 8, 2013, plaintiff LMPERS’s moved to dismiss its appeal as well, which motion was granted.

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

On April 17, 2013, R. David Wolfe filed a new derivative and putative class action (“Wolfe Action II”) in the United States District Court for the Northern District of Ohio against the Corporation’s directors, certain members of the Weiss Family, and the Stone Entities, as well as the Corporation as a nominal defendant, challenging the merger as financially and procedurally unfair to the Corporation and its minority shareholders. Mr. Wolfe subsequently filed an Amended Complaint on April 29, 2013. The Wolfe Action II seeks a declaratory judgment that Article Seventh precludes the Board of Directors and special committee from approving the merger. In addition, the Wolfe Action II includes a derivative claim for breach of fiduciary duty against the Corporation’s directors for allegedly violating Article Seventh. Finally, the Wolfe Action II includes both a derivative and class action claim for breach of fiduciary duty against the Weiss Family defendants and the Stone Entities for allegedly seeking to acquire the minority shareholders’ interests at an unfair price. Defendants filed their Motions to Dismiss the Wolfe Action II amended Complaint on July 8, 2013.

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

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 36.4% and 30.4% for the three month periods ended May 31, 2013 and May 25, 2012, respectively. The lower than statutory rate for the three months ended May 25, 2012 was due primarily to the release of reserves upon lapse of the applicable statutes.

At February 28, 2013, the Corporation had unrecognized tax benefits of $21.7 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $18.5 million. There were no significant changes to this amount during the first quarter of 2014. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 28, 2013 could decrease $3.1 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the three months ended May 31, 2013, the Corporation recognized net expense of $0.2 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of May 31, 2013, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $4.7 million.

The Corporation is subject to examination by the Internal Revenue Service for tax years 2010 to the present and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions including Australia, Canada, New Zealand and the United Kingdom for tax years 2006 to the present.

Note 17 – Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. At May 31, 2013, the Retail Operations segment operated 396 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The Corporation’s non-reportable operating segments primarily include licensing activities and the design, manufacture and sale of display fixtures.

(In thousands)	Three Months Ended
Total Revenue:	May 31, 2013	May 25, 2012
North American Social Expression Products	$328,287	$308,559

International Social Expression Products	70,801	62,680
Intersegment items	11,092	-

Net	59,709	62,680

Retail Operations	74,718	-

AG Interactive	14,700	15,496

Non-reportable segments	19,889	6,371

	$497,303	$393,106

(In thousands)	Three Months Ended
Segment Earnings (Loss) Before Tax:	May 31, 2013	May 25, 2012
North American Social Expression Products	$ 66,347	$ 56,218

International Social Expression Products	2,544	(22,557)
Intersegment items	2,214	-

Net	330	(22,557)

Retail Operations	(3,452)	-

AG Interactive	3,313	3,773

Non-reportable segments	7,382	(58)

Unallocated
Interest expense	(4,312)	(4,376)
Profit-sharing expense	(3,981)	(2,980)
Stock-based compensation expense	(2,475)	(1,869)
Corporate overhead expense	(10,606)	(17,731)

	(21,374)	(26,956)

	$ 52,546	$ 10,420

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

Refer to Note 4 for segment information related to certain prior year charges associated with activities and transactions in connection with Clinton Cards that do not have comparative amounts in the current year.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $4.5 million, $6.0 million and $5.0 million at May 31, 2013, February 28, 2013 and May 25, 2012, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 18 – Proposal by Members of the Weiss Family and Related Entities to Acquire the Corporation

On September 26, 2012, the Corporation announced that our Board of Directors received the Going Private Proposal.

On March 29, 2013, the Corporation signed an agreement and plan of merger (as amended on July 3, 2013, the “Merger Agreement”) by and among American Greetings Corporation, Century Intermediate Holding Company (“Parent”), which upon the closing of the Merger (as defined below) will be indirectly owned by the Family Shareholders (as defined below), and Century Merger Company, a wholly-owned subsidiary of Parent (“Merger Sub”). As more fully described in our Current Reports on Form 8-K filed with the SEC on April 1, 2013 and July 5, 2013, at the effective time of the Merger, each issued and outstanding share of the Corporation (other than shares owned by the Corporation, Parent (which will include at the effective time of the Merger all shares currently held by the Family Shareholders), Merger Sub or holders who have properly exercised dissenters’ rights under Ohio law) will be converted into the right to receive $19.00 per share, in cash, without interest and subject to any withholding taxes, and Merger Sub will merge with and into the Corporation, with the Corporation surviving the Merger as a wholly-owned subsidiary of Parent (the “Merger”). The consummation of the Merger is subject to customary conditions, and is further conditioned on the favorable vote of (1) at least two-thirds of the outstanding voting power of the Corporation represented by the Class A common shares and Class B common shares, voting together as a single class, and (2) a majority of the Class A common shares and Class B common shares held by persons other than the Family Shareholders, the Irving I. Stone Foundation and our executive officers and directors, as more fully described in our Current Reports on Form 8-K filed with the SEC on April 1, 2013 and July 5, 2013 and in the proxy statement on Schedule 14A filed with the SEC on July 5, 2013 (the “Majority of the Minority Shareholder Approval” condition). For purposes of the Majority of the Minority Shareholder Approval only, Class B common shares will be entitled to one vote per share. Under the Merger Agreement, “Family Shareholders” includes: Zev Weiss, a director and the Corporation’s Chief Executive Officer; Morry Weiss, the Corporation’s Chairman of the Board of Directors; Jeffrey Weiss, a director and the Corporation’s President and Chief Operating Officer; and certain other members of the Weiss family, together with the Irving I. Stone Limited Liability Company.

See Note 15 for information regarding legal proceedings related to the Going Private Proposal and Merger Agreement.

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

Overview

Total revenue in the first quarter increased approximately $104 million or 26.5% compared to the prior year period. Approximately three quarters of the increase is related to the prior year second quarter acquisition of certain assets of Clinton Cards PLC (“Clinton Cards”) and an unusually large contract in the fixtures business in the current period. The net increase in revenue due to Clinton Cards was approximately $64 million and the fixtures business added about $11 million. During the first quarter, our fixtures business obtained a contract to supply fixtures to a large consumer electronics company and this contract was the primary driver of the year-over-year revenue increase. We expect this contract to contribute approximately $25 million of revenue in the current year and to be completed during the current year second quarter. The fixtures business is included in the Non-reportable section of our segment reporting.

Net of the items above, revenue increased approximately $29 million or 7.5% compared to the prior year first quarter. About 60% of this increase was related to the cycle of our fiscal calendar. Due to our fiscal calendar cycle, the current year first quarter ended on May 31, 2013, compared to May 25, 2012 in the prior year. This equates to six days, or 7% more selling days in the current year quarter. This timing will not impact the full year results, and will result in less days in the current year fourth quarter compared to the prior year fourth quarter. The remaining 40% of the $29 million increase in revenue was primarily due to higher sales of greeting cards, gift packaging products and higher royalty revenue from our Strawberry Shortcake and Care Bears properties.

First quarter operating income was $55.4 million compared to $12.4 million in the prior year, an increase of $43.0 million. Current year operating income includes costs and fees associated with the Going Private Proposal (as defined below) of $4.5 million and a gain of approximately $2 million related to an adjustment to the impairment of the investment in the senior secured debt of Clinton Cards. The prior year quarter included approximately $31 million of impairments, expenses and fees related to the Clinton Cards transaction and a charge of approximately $2 million related to the termination of certain agency agreements associated with our intellectual properties licensing business. Net of the items above, operating income increased approximately $13 million in the current year first quarter compared to the prior year period.

We estimate that slightly less than 50% of the $13 million increase in operating income is related to the additional selling days in the current year first quarter. The current year quarter was also favorably impacted by increased sales of everyday and seasonal greeting cards and gift packaging products, the impact of the large contract within our fixtures business, lower marketing and product management expenses, and lower costs related to product refresh initiatives. The current quarter was unfavorably impacted by higher scrap expense and the operating loss of $3.5 million from Clinton Cards operations.

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

On March 29, 2013, we signed an agreement and plan of merger (as amended on July 3, 2013, the “Merger Agreement”) by and among American Greetings Corporation, Century Intermediate Holding Company (“Parent”), which upon the closing of the Merger (as defined below) will be indirectly owned by the Family Shareholders (as defined below), and Century Merger

Company, a wholly-owned subsidiary of Parent (“Merger Sub”). As more fully described in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013 and July 5, 2013, at the effective time of the Merger, each issued and outstanding share of the Corporation (other than shares owned by the Corporation, Parent (which will include at the effective time of the Merger all shares currently held by the Family Shareholders), Merger Sub or holders who have properly exercised dissenters’ rights under Ohio law) will be converted into the right to receive $19.00 per share, in cash, without interest and subject to any withholding taxes, and Merger Sub will merge with and into the Corporation, with the Corporation surviving the Merger as a wholly-owned subsidiary of Parent (the “Merger”). The consummation of the Merger is subject to customary conditions, and is further conditioned on the favorable vote of (1) at least two-thirds of the outstanding voting power of the Corporation represented by the Class A common shares and Class B common shares, voting together as a single class, and (2) a majority of the Class A common shares and Class B common shares held by persons other than the Family Shareholders, the Irving I. Stone Foundation and our executive officers and directors, as more fully described in our Current Reports on Form 8-K filed with the SEC on April 1, 2013 and July 5, 2013, and in the proxy statement on Schedule 14A filed with the SEC on July 5, 2013 (the “Majority of the Minority Shareholder Approval” condition). For purposes of the Majority of the Minority Shareholder Approval only, Class B common shares will be entitled to one vote per share. Under the Merger Agreement, “Family Shareholders” includes: Zev Weiss, a director and the Corporation’s Chief Executive Officer; Morry Weiss, the Corporation’s Chairman of the Board of Directors; Jeffrey Weiss, a director and the Corporation’s President and Chief Operating Officer; and certain other members of the Weiss family, together with the Irving I. Stone Limited Liability Company.

Results of Operations

Three months ended May 31, 2013 and May 25, 2012

Net income was $33.4 million, or $1.02 per share, in the first quarter compared to $7.3 million, or $0.20 per share, in the prior year first quarter (all per-share amounts assume dilution).

Our results for the three months ended May 31, 2013 and May 25, 2012 are summarized below:

(Dollars in thousands)	2013	% Total Revenue	2012	% Total Revenue
Net sales	$490,545	98.6%	$389,253	99.0%
Other revenue	6,758	1.4%	3,853	1.0%

Total revenue	497,303	100.0%	393,106	100.0%

Material, labor and other production costs	203,837	41.0%	163,864	41.7%
Selling, distribution and marketing expenses	170,339	34.3%	127,163	32.3%
Administrative and general expenses	71,080	14.3%	80,168	20.4%
Other operating (income) expense – net	(3,318)	(0.7%)	9,524	2.4%

Operating income	55,365	11.1%	12,387	3.2%

Interest expense	4,312	0.9%	4,376	1.1%
Interest income	(120)	(0.0%)	(138)	(0.0%)
Other non-operating income – net	(1,373)	(0.3%)	(2,271)	(0.5%)

Income before income tax expense	52,546	10.5%	10,420	2.6%
Income tax expense	19,153	3.8%	3,170	0.8%

Net income	$ 33,393	6.7%	$ 7,250	1.8%

For the three months ended May 31, 2013, consolidated net sales increased 26.0%, or approximately $101 million, from $389.3 million in the prior year first quarter to $490.5 million in the current three months. The increase was primarily related to the purchase of retail stores from Clinton Cards in the prior year second quarter, which caused an increase in net sales of approximately $63 million during the current quarter compared to the prior year period. The increase was comprised of approximately $74 million of net sales from the Retail Operations segment, reduced by approximately $11 million for the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. For comparison purposes, the sales being eliminated in the current period would have been third-party sales in the prior year to Clinton Cards stores that were not owned by us at that time. The increase was also driven by higher net sales in our fixtures business of approximately $11 million as discussed in the overview section of this Form 10-Q. The remaining $27 million increase was primarily due to increases in greeting card sales of approximately $20 million and gift packaging, party goods and other ancillary product sales of approximately $7 million compared to the prior year first quarter. As discussed in the overview section, those increases, in particular the increase in everyday greeting card sales, were significantly impacted by the additional six selling days occurring in the three months ended May 31, 2013 that did not occur in the prior year first quarter. We estimate that approximately 60% of the $27 million increase was related to the additional six selling days. In addition, the prior year included an impairment of deferred costs of approximately $4 million related to the supply agreement associated with the Clinton Cards’ Birthdays stores that were closed as part of the Clinton Cards bankruptcy administration process that did not recur in the current year. These increases were partially offset by the unfavorable impact of foreign currency and scan-based trading (“SBT”) implementations of approximately $3 million and $1 million, respectively.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $2.9 million during the three months ended May 31, 2013.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 31, 2013 and May 25, 2012 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2013	2012	2013	2012	2013	2012
Unit volume	6.4%	2.5%	2.0%	1.8%	4.8%	2.2%
Selling prices	3.8%	(3.1%)	3.6%	3.7%	3.5%	(0.6%)
Overall increase / (decrease)	10.4%	(0.7%)	5.6%	5.6%	8.5%	1.6%

During the first quarter, combined everyday and seasonal greeting card sales less returns increased 8.5% compared to the prior year quarter, including increases in unit volume of 4.8% and selling prices of 3.5%. The overall increase was primarily driven by unit growth and increases in selling prices from both our everyday and seasonal greeting cards in our North American Social Expression Products segment and increases in selling prices and unit volume from everyday greeting cards in our International Social Expression Products segment.

Everyday card sales less returns for the first quarter was up 10.4%, compared to the prior year quarter, with increases in unit volume of 6.4% and selling prices of 3.8%. The unit volume increase was primarily a result of additional selling days in the quarter. The selling price increase was a result of favorable product mix and general price increases outpacing the continued shift to a higher proportion of value cards.

Compared to the prior year quarter, seasonal card sales less returns increased 5.6% with an increase in both unit volume and selling prices of 2.0% and 3.6%, respectively. The unit volume improvement was driven by our Father’s Day and Graduation seasonal programs. The increase in selling prices was attributable to our Mother’s Day and Graduation seasonal programs.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended May 31, 2013 were $203.8 million, an increase of approximately $40 million from $163.9 million in the prior year first quarter. As a percentage of total revenue, these costs were 41.0% in the current period compared to 41.7% for the three months ended May 25, 2012. The retail operations we purchased from Clinton Cards in the prior year second quarter caused a net increase in MLOPC of approximately $20 million during the current quarter compared to the prior year first quarter. This net increase was comprised of approximately $29 million for cost of goods sold through the Retail Operations segment, reduced by approximately $9 million for the adjustment to cost of goods related to intersegment sales from the International Social Expression Products segment to the Retail Operations segment. In addition, MLOPC increased approximately $16 million due to higher sales volume and unfavorable product mix. Also contributing to the increase in MLOPC for the current quarter was approximately $4 million of higher scrap expense than the prior year period.

Selling, distribution and marketing (“SDM”) expenses for the three months ended May 31, 2013 were $170.3 million, increasing approximately $43 million from $127.2 million for the comparable period in the prior year. The increase in the current year first quarter was driven by approximately $44 million of expenses within our Retail Operations segment related to the purchase of Clinton Cards in the prior year second quarter. Also contributing to the increase were higher supply chain costs of $3 million primarily driven by higher sales volume. These increases were partially offset by lower marketing and product management expenses of approximately $3 million.

Administrative and general expenses were $71.1 million for the three months ended May 31, 2013, a decrease of approximately $9 million from $80.2 million in the prior year period. This decrease was driven primarily by lower bad debt expense, whereby the prior year included approximately $17 million related to increased unsecured accounts receivable exposure as a result of Clinton Cards being placed into administration. In addition, legal related expenses decreased by approximately $3 million. These year-over-year decreases were partially offset by expenses within our Retail Operations segment of approximately $6 million and costs and fees related to the Going Private Proposal of $4.5 million that did not have comparative amounts in the prior year first quarter.

Other operating (income) expense – net was $3.3 million of income during the current year quarter compared to $9.5 million of expense in the prior year. The prior year quarter included an expense of $2.1 million related to the termination of certain agency agreements associated with our licensing business. The prior year also included an impairment of $7.8 million related to the senior secured debt of Clinton Cards that we acquired in the prior year first quarter. In the current year first quarter, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an adjustment to the Clinton Cards debt impairment resulting in a gain of $2.0 million.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At May 31, 2013, we operated 396 card and gift retail stores in the UK through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 17, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 31, 2013	May 25, 2012	% Change
Total revenue	$328,287	$308,559	6.4%
Segment earnings	66,347	56,218	18.0%

Total revenue of our North American Social Expression Products segment for the quarter ended May 31, 2013, increased $19.7 million, or 6.4%, compared to the prior year period. The increase was primarily driven by higher sales of greetings cards of approximately $13 million and increased sales of gift packaging, party goods and other ancillary products of approximately $9 million. These increases, in particular everyday greeting cards, were significantly impacted by the additional selling days in the quarter ended May 31, 2013 as compared to the prior year period. We estimate that approximately 65% of the increase was due to the additional six selling days. These increases were partially offset by the unfavorable impact of SBT implementations of approximately $2 million.

Segment earnings increased $10.1 million in the current three months compared to the three months ended May 25, 2012. The increase was driven primarily by the impact of higher revenues, partially offset by unfavorable product mix and higher scrap expense. In addition, decreases in marketing and product management expenses of approximately $3 million were offset by higher supply chain costs related to higher sales volume and increased technology maintenance costs of approximately $2 million and $1 million, respectively. We estimate that approximately 60% of the increased segment earnings were due to the additional six selling days.

International Social Expression Products Segment
	Three Months Ended
(Dollars in thousands)	May 31, 2013	May 25, 2012	% Change
Total revenue	$59,709	$62,680	(4.7%)
Segment earnings (loss)	330	(22,557)	N/A

Total revenue of our International Social Expression Products segment decreased $3.0 million, or 4.7% for the three months ended May 31, 2013, compared to the same period in the prior year. The decrease was driven by the elimination of intersegment sales to the Retail Operations segment of approximately $11 million. For comparison purposes, the sales being eliminated would have been third-party sales in the prior year to Clinton Cards stores that were not owned by us at that time. Net of the elimination of intersegment sales, segment revenue increased approximately $8 million compared to the prior year first quarter. This increase was primarily due to higher sales of greetings cards of approximately $8 million, slightly less than half of which was due to the additional selling days occurring during the three months ended May 31, 2013 as compared to the prior year period. In addition, the prior year included an impairment of deferred costs of approximately $4 million related to the supply agreement associated with the Clinton Cards’ Birthdays stores that were closed as part of the Clinton Cards bankruptcy administration process that did not recur in the current year. Partially offsetting these increases were lower sales of other ancillary products of approximately $2 million, due primarily to the prior year disposition of a small non-card product line. In addition, foreign currency translation had an unfavorable impact of approximately $2 million.

Segment earnings increased $22.9 million in the three months ended May 31, 2013 compared to the same period in the prior year. The improvement in earnings was primarily driven by prior year costs of approximately $21 million related to Clinton Cards that do not have comparative amounts in the current year. In the first quarter of the prior year, Clinton Cards, a significant customer, was placed into administration. As a result, we incurred bad debt expense of approximately $17 million and an impairment of deferred costs related to the supply agreement associated with Clinton Cards’ Birthdays stores of approximately $4 million. The remaining improvement in the three months ended May 31, 2013 was the result of the higher sales volume and cost savings related to prior year strategic actions.

Retail Operations Segment

	Three Months Ended
(Dollars in thousands)	May 31, 2013	May 25, 2012	% Change
Total revenue	$74,718	-	N/A
Segment loss	(3,452)	-	N/A

In the prior year second quarter, we acquired 396 retail stores in the United Kingdom that we are operating under the “Clintons” brand. As with many retail businesses, the Retail Operations segment’s business is extremely seasonal in nature. As such, the overall profitability of this segment is highly dependent on success during the December holiday season.

AG Interactive Segment

	Three Months Ended
(Dollars in thousands)	May 31, 2013	May 25, 2012	% Change
Total revenue	$14,700	$15,496	(5.1%)
Segment earnings	3,313	3,773	(12.2%)

Total revenue of AG Interactive decreased $0.8 million compared to the prior year quarter. This decrease in revenue was driven primarily by lower advertising revenue compared to the prior year. AG Interactive had approximately 3.7 million and 3.8 million online paid subscriptions at the end of the first quarter of the current and prior years, respectively.

Segment earnings decreased $0.5 million compared to the prior year quarter primarily due to the impact of lower revenue.

Non-reportable Segment

	Three Months Ended
(Dollars in thousands)	May 31, 2013	May 25, 2012	% Change
Total revenue	$19,889	$6,371	212.2%
Segment earnings (loss)	7,382	(58)	N/A

Total revenue from our Non-reportable segment increased $13.5 million compared to the prior year quarter. This increase in revenue was driven primarily by our fixtures business, where, during the first quarter, we obtained a contract to supply fixtures to a large consumer electronics company, which accounted for $11.2 million of the year-over-year revenue increase in our Non-reportable segment. We expect this contract to be completed during the current year second quarter. In addition, other Non-reportable segment revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased approximately $2.3 million during the three months ended May 31, 2013.

Segment earnings increased $7.4 million compared to the prior year quarter. About $5.3 million of the increase was due to the impact of the higher revenue in the quarter, with roughly half to two-thirds of that increase due to the large fixture contract obtained in the quarter. In addition, the prior year first quarter included expenses of $2.1 million related to the termination of certain agency agreements associated with our licensing business that did not recur in the current period.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. As shown in the following table, the unallocated items include interest expense for centrally-incurred debt, domestic profit-sharing expense, and stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended
(Dollars in thousands)	May 31, 2013	May 25, 2012
Interest expense	$ (4,312)	$ (4,376)
Profit-sharing expense	(3,981)	(2,980)
Stock-based compensation expense	(2,475)	(1,869)
Corporate overhead expense	(10,606)	(17,731)

Total Unallocated	$(21,374)	$(26,956)

In the prior year quarter, corporate overhead expense included legal and advisory fees of $2.0 million related to the Clinton Cards transaction and an impairment of $7.8 million related to the senior secured debt of Clinton Cards. The current year included an adjustment to the Clinton Cards debt impairment, based on current estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, which resulted in a gain of $2.0 million. The current three-month period also included $4.5 million of costs and fees related to the Going Private Proposal.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of May 25, 2012 has been included.

Operating Activities

Operating activities provided $24.3 million of cash during the three months ended May 31, 2013, compared to $49.9 million in the prior year period.

Accounts receivable used $17.2 million of cash during the three months ended May 31, 2013, compared to $2.6 million of cash during the same period in the prior year. The year-over-year change in cash flow of approximately $14.6 million, which occurred primarily within our fixtures business, was driven by growth in accounts receivable related to higher sales levels compared to the prior year.

Inventory provided $4.2 million of cash during the three months ended May 31, 2013, compared to using $7.2 million of cash during the prior year first quarter. The use of cash in the prior year quarter was primarily due to inventory builds in both of our greeting card segments.

Deferred costs — net generally represents payments under agreements with retailers, net of the related amortization of those payments. During the three months ended May 31, 2013, amortization exceeded payments by $10.2 million. During the prior year first quarter, amortization plus the $4.0 million impairment of the deferred costs related to the supply agreement associated with the Clinton Cards’ Birthdays stores exceeded payments by $19.6 million.

Accounts payable and other liabilities used $42.4 million of cash during the three months ended May 31, 2013, compared to using $12.8 million in the prior year first quarter. About 50% of the year-over-year change in cash usage was related to the Clinton Cards acquisition and the timing of employee compensation payments, which was a result of the current year quarter ending on the last day of May compared to the prior year quarter ending on May 25, 2012. The remaining change was due to normal year-over-year timing of business transactions and related payments.

Investing Activities

Investing activities used $15.2 million of cash during the three months ended May 31, 2013, compared to $73.0 million of cash during the three months ended May 25, 2012. In the current year first quarter, the cash usage was primarily driven by $15.5 million of cash paid for capital expenditures.

During the prior year first quarter we paid $56.6 million of cash to acquire all of the outstanding senior secured debt of Clinton Cards. In addition, cash paid for capital expenditures was $16.4 million in the prior year.

Financing Activities

Financing activities used $31.0 million of cash during the three months ended May 31, 2013, compared to using $47.1 million during the three months ended May 25, 2012. During the current year first quarter, this use of cash was primarily related to dividend payments and repayments of borrowings under our revolving credit facility. We paid cash dividends of $4.8 million and made payments, net of borrowings, that reduced our outstanding borrowings by $26.1 million.

In the first quarter of fiscal 2013, the use of cash was primarily related to share repurchases and cash paid for dividends of $5.4 million. During the three months ended May 25, 2012, $40.5 million was paid to repurchase 2.7 million Class A common shares under our repurchase program in accordance with our Amended and Restated Articles of Incorporation.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $450 million at May 31, 2013, which included our $400 million senior secured credit facility and our $50 million accounts receivable securitization facility, of which $387.4 million was unused as of May 31, 2013. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At May 31, 2013, we had $35.1 million of borrowings under the senior secured credit facility and no borrowings outstanding under the accounts receivable securitization facility. We had, in the aggregate, $27.5 million outstanding under letters of credit, which reduced the total credit availability thereunder as of May 31, 2013.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2013 for further information.

At May 31, 2013, we were in compliance with our financial covenants under the borrowing agreements described above.

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

As we have stated, our objective is to continue to expand our position as a leading creator, manufacturer and distributor of social expression products. As such, we have and expect to continue to focus resources on our core greeting card business, developing new, and growing existing, business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. We expect to continue spending in fiscal 2014 in support of our product leadership strategy, primarily related to promotional efforts related to our Web site Cardstore.com and other marketing initiatives within our North American Social Expression Products segment. As we continue to develop Cardstore.com and other channels of distribution, we expect that we will continue to make investments to support these efforts; however, the timing and amount are difficult to estimate, but amounts may be material. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material. For example, we are in the final stages of completing a contract to distribute greeting cards in over 1,000 stores of a major national retailer. We expect that while this agreement would contribute approximately $150 million of revenue over the life of the agreement, there will be significant upfront costs and competitive terms associated with this contract. As a result, this contract is expected to have a negative net present value during the initial five-year term but we believe that if renewed, the contract will result in a positive net present value to us. However, there can be no assurances that we would be successful in renewing this contract or otherwise reducing costs or implementing measures to improve the profitability of this contract.

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2013 on this project was approximately $84 million. During the three months ended May 31, 2013, we spent approximately $9 million, including capital of approximately $8 million and expense of approximately $1 million, on these information technology systems. Including the amount that has already been spent, we currently expect to spend at least an aggregate of $150 million on these information technology systems over the life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Please refer to the discussion of our Critical Accounting Policies under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2013.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

—	a weak retail environment and general economic conditions;

—	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

—	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

—	the consummation of the Merger;

—	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

—	the outcome of any legal proceedings that have been or may be instituted against the Corporation or others relating to the Merger Agreement;

—

the inability to complete the Merger because of the failure to obtain shareholder approval or the Majority of the Minority Shareholder Approval, failure by Parent and Merger Sub to receive the proceeds of the financing as contemplated by the financing commitments or the failure to satisfy other conditions to consummation of the Merger;

—	the failure of the Merger to close for any other reason;

—	the pendency of the proposed Merger and the related diversion of our management’s attention from the operation of our business;

—	the effect of the announcement of the Merger on our business relationships, operating results and business generally;

—	the amount of the costs, fees, expenses and charges related to the Merger;

—	the ability to successfully integrate Clinton Cards and achieve the anticipated revenue and operating profits;

—	the ability of the bankruptcy administration to generate sufficient proceeds from the liquidation of the remaining Clinton Cards business to repay the remaining secured debt owed to us;

—

the timing and impact of expenses incurred and investments made to support new retail or product strategies, including increased marketing expenses, as well as new product introductions and achieving the desired benefits from those investments;

—	expenses we may incur relating to our world headquarters project;

—	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

—	the timing and impact of converting customers to a SBT model;

—	the ability to achieve the desired benefits associated with our cost reduction efforts;

—	Schurman Fine Papers’ ability to successfully operate its retail operations and satisfy its obligations to us;

—

consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of new and expanded advertising and marketing efforts, such as our online efforts through Cardstore.com;

—	the impact and availability of technology, including social media, on product sales;

—	escalation in the cost of providing employee health care;

—	the ability to comply with our debt covenants;

—	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

—	the outcome of any legal claims, known or unknown.

Risks pertaining specifically to AG Interactive include the viability of online advertising and subscriptions as revenue generators, and the ability to adapt to rapidly changing social media.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2013. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2013, the end of our preceding fiscal year, to May 31, 2013, the end of our most recent fiscal quarter.

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

On May 22, 2013, the Court preliminarily approved a full and final settlement of all of the claims of the Wolfe and Collier estates, as well as the classes they seek to represent. As a result of the preliminary approval, the Court consolidated the two cases and certified a single class that consists of the heirs or estates of the estates and heirs of all former American Greetings Corporation employees (i) who are deceased; (ii) who were not officers or directors of American Greetings; (iii) who were insured under one of the following corporate-owned life insurance plans: Provident Life & Accident 61153, Provident Life & Accident 61159, Mutual Benefit Life Insurance Company 111, Connecticut General ENX219, and Hartford Life Insurance Company 361; and (iv) for whom American Greetings has received a death benefit on or before the date on which the Court enters the Order of Preliminary Approval. Required notices to potential class members and to state attorney generals as required under the Class Action Fairness Act of 2005 were mailed May 30, 2013. The Court will entertain final approval of the settlement on September 20, 2013. If the settlement is finally approved by the Court, American Greetings Corporation will deposit $12.5 million into a settlement fund to be distributed in its entirety to those members of the class who present valid claims, their counsel, and a settlement administration vendor.

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

On April 30, 2013, lead plaintiffs’ counsel also filed a Consolidated Class Action Complaint. The Consolidated Complaint brings a single class claim against the members of the Corporation’s Board of Directors for alleged breaches of fiduciary duty and aiding and abetting. The plaintiffs allege that the preliminary proxy statement on Schedule 14A filed with the SEC on April 17, 2013 omits information necessary to permit the Corporation’s shareholders to determine if the Merger is in their best interest, that the controlling shareholders have abused their control of the Corporation, that the special committee appointed to oversee the transaction is not independent, and that the other members of the Board of Directors are also not independent. On June 13, 2013, defendants filed motions to dismiss the Consolidated Class Action Complaint based on plaintiffs’ failure to properly plead their claims as derivative actions, exercise their statutory appraisal rights as the sole remedy for dissatisfaction with the proposed share price, and to overcome the business judgment rule with respect to their breach of fiduciary duty claims. The motions remain pending.

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

On November 30, 2012, plaintiffs in the Wolfe and LMPERS Actions filed motions (1) to consolidate the Wolfe and LMPERS Actions, (2) for appointment as co-lead plaintiffs, (3) for appointment of co-lead counsel, and, in the Wolfe Action only, (4) for partial summary judgment. On December 14, 2012, the Corporation filed its oppositions to the motions (a) to consolidate the Wolfe and LMPERS Actions, (b) for appointment as co-lead plaintiffs, and (c) for appointment of co-lead counsel. On the same day, the Corporation also moved to dismiss both the Wolfe and LMPERS Actions. The Corporation answered both complaints on January 8, 2013, and on January 11, 2013, it filed its opposition to the motion for partial summary judgment. On February 14, 2013, the Federal Court dismissed both the Wolfe and LMPERS Actions for lack of subject matter jurisdiction. On March 15, 2013, plaintiffs in both the Wolfe and LMPERS Actions filed notices of appeal with the Sixth Circuit Court of Appeals. On April 18, 2013, plaintiff Wolfe moved to dismiss his appeal, which motion was granted on April 19, 2013. On May 8, 2013, plaintiff LMPERS’ moved to dismiss its appeal as well, which motion was granted.

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

On April 17, 2013, R. David Wolfe filed a new derivative and putative class action (“Wolfe Action II”) in the United States District Court for the Northern District of Ohio against the Corporation’s directors, certain members of the Weiss Family, and the Stone Entities, as well as the Corporation as a nominal defendant, challenging the merger as financially and procedurally unfair to the Corporation and its minority shareholders. Mr. Wolfe subsequently filed an Amended Complaint on April 29, 2013. The Wolfe Action II seeks a declaratory judgment that Article Seventh precludes the Board of Directors and special committee from approving the Merger. In addition, the Wolfe Action II includes a derivative claim for breach of fiduciary duty against the Corporation’s directors for allegedly violating Article Seventh. Finally, the Wolfe Action II includes both a derivative and class action claim for breach of fiduciary duty against the Weiss Family defendants and the Stone Entities for allegedly seeking to acquire the minority shareholders’ interests at an unfair price. Defendants filed their Motions to Dismiss the Wolfe Action II Amended Complaint on July 8, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any equity securities in the three months ended May 31, 2013.

On July 24, 2012, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. Under this program, the share repurchases may be made through open market purchases or privately negotiated transactions as market conditions warrant, at prices the Corporation deems appropriate, and subject to applicable legal requirements and other factors. There is no set expiration date for this program; however, purchases under this program have been suspended due to the Going Private Proposal referred to in Note 18, “Proposal by Members of the Weiss Family and Related Entities to Acquire the Corporation,” to the Consolidated Financial Statements.

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

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
10.1	Executive Annual Incentive Plan (Fiscal Year 2014 Description).

31 (a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended May 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended May 31, 2013 and May 25, 2012, (ii) Consolidated Statement of Comprehensive Income (Loss) for the quarters ended May 31, 2013 and May 25, 2012, (iii) Consolidated Statement of Financial Position at May 31, 2013, February 28, 2013 and May 25, 2012, (iv) Consolidated Statement of Cash Flows for the quarters ended May 31, 2013 and May 25, 2012, and (v) Notes to the Consolidated Financial Statements for the quarter ended May 31, 2013.

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

July 10, 2013

* (Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)