Form 10-Q
period 2013-08-30
AMERICAN GREETINGS CORP
filed 2013-10-09
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of October 1, 2013, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETINGS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars except share and per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 30, 2013	August 24, 2012	August 30, 2013	August 24, 2012
Net sales	$413,667	$386,518	$904,212	$775,771
Other revenue	6,754	7,318	13,512	11,171

Total revenue	420,421	393,836	917,724	786,942
Material, labor and other production costs	176,674	176,732	380,511	340,596
Selling, distribution and marketing expenses	155,007	148,995	325,346	276,158
Administrative and general expenses	82,684	70,870	153,764	151,038
Other operating (income) expense – net	(961)	1,470	(4,279)	10,994

Operating income (loss)	7,017	(4,231)	62,382	8,156
Interest expense	5,433	4,434	9,745	8,810
Interest income	(73)	(94)	(193)	(232)
Other non-operating income – net	(4,025)	(2,500)	(5,398)	(4,771)

Income (loss) before income tax expense (benefit)	5,682	(6,071)	58,228	4,349
Income tax expense (benefit)	10,903	(1,817)	30,056	1,353

Net (loss) income	$(5,221)	$(4,254)	$28,172	$2,996

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 30, 2013	August 24, 2012	August 30, 2013	August 24, 2012
Net (loss) income	$(5,221)	$(4,254)	$28,172	$2,996
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	495	5,629	(1,660)	(2,771)
Pension and postretirement benefit adjustments	440	23	817	498
Unrealized loss on securities	(5)	(1)	(4)	(1)

Other comprehensive income (loss), net of tax	930	5,651	(847)	(2,274)

Comprehensive (loss) income	$(4,291)	$1,397	$27,325	$722

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited) August 30, 2013	(Note 1) February 28, 2013	(Unaudited) August 24, 2012
ASSETS
Current assets
Cash and cash equivalents	$48,900	$86,059	$61,743
Trade accounts receivable, net	95,492	105,497	97,564
Inventories	292,158	242,447	275,978
Deferred and refundable income taxes	50,989	72,560	78,713
Prepaid expenses and other	141,810	155,343	134,114

Total current assets	629,349	661,906	648,112
Other assets	435,037	456,751	472,613
Deferred and refundable income taxes	89,079	92,354	120,103
Property, plant and equipment – at cost	847,205	821,759	773,709
Less accumulated depreciation	467,680	449,307	442,135

Property, plant and equipment – net	379,525	372,452	331,574

	$1,532,990	$1,583,463	$1,572,402

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Debt due within one year	$15,000	$—	$—
Accounts payable	122,874	119,777	135,247
Accrued liabilities	71,123	80,098	66,336
Accrued compensation and benefits	42,710	69,309	55,122
Income taxes payable	7,253	4,968	14,476
Deferred revenue	25,945	31,851	30,517
Other current liabilities	68,145	62,593	46,837

Total current liabilities	353,050	368,596	348,535
Long-term debt	563,480	286,381	280,181
Other liabilities	224,622	225,044	262,923
Deferred income taxes and noncurrent income taxes payable	21,912	21,565	22,008
Shareholders’ equity
Common shares – par value $.01 per share:
100 shares issued and outstanding	—	—	—
Common shares – Class A	—	29,088	29,887
Common shares – Class B	—	2,883	2,860
Capital in excess of par value	240,000	522,425	517,019
Treasury stock	—	(1,093,782)	(1,078,922)
Accumulated other comprehensive loss	(17,980)	(17,133)	(14,104)
Retained earnings	147,906	1,238,396	1,202,015

Total shareholder’s equity	369,926	681,877	658,755

	$1,532,990	$1,583,463	$1,572,402

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Six Months Ended
	August 30, 2013	August 24, 2012
OPERATING ACTIVITIES:
Net income	$28,172	$2,996
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	8,090	4,841
Net (gain) loss on disposal of fixed assets	(113)	154
Depreciation and intangible assets amortization	26,230	23,310
Provision for doubtful accounts	176	17,567
Clinton Cards secured debt (recovery) impairment	(2,428)	10,043
Deferred income taxes	10,630	(2,379)
Gain related to Party City investment	(3,262)	(3,152)
Other non-cash charges	1,102	619
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	9,491	(1,684)
Inventories	(49,601)	(51,668)
Other current assets	16,053	(12,188)
Receivable from parent	(13,983)	—
Income taxes	17,644	(9,532)
Deferred costs – net	24,403	34,422
Accounts payable and other liabilities	(39,718)	35,854
Other – net	1,183	(323)

Total Cash Flows From Operating Activities	34,069	48,880
INVESTING ACTIVITIES:
Property, plant and equipment additions	(31,977)	(46,058)
Cash payments for business acquisitions, net of cash acquired	—	621
Proceeds from sale of fixed assets	293	488
Purchase of Clinton Cards debt	—	(56,560)
Proceeds from Clinton Cards administration	4,982	—
Proceeds related to Party City investment	12,105	—

Total Cash Flows From Investing Activities	(14,597)	(101,509)
FINANCING ACTIVITIES:
Proceeds from revolving lines of credit	205,036	176,350
Repayments on revolving lines of credit	(252,336)	(121,350)
Proceeds from term loan	339,250	—
Issuance, exercise or settlement of share-based payment awards	(4,487)	(591)
Tax benefit (deficiency) from share-based payment awards	279	(413)
Contribution from parent	240,000	—
Purchase of treasury shares	—	(60,700)
Payments to shareholders to effect merger	(568,303)	—
Dividends to shareholders	(9,614)	(10,440)
Debt issuance costs	(6,545)	—

Total Cash Flows From Financing Activities	(56,720)	(17,144)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	89	(922)

DECREASE IN CASH AND CASH EQUIVALENTS	(37,159)	(70,695)
Cash and Cash Equivalents at Beginning of Year	86,059	132,438

Cash and Cash Equivalents at End of Period	$48,900	$61,743

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

Six Month Period ended August 30, 2013

Thousands of dollars except per share amounts

						Accumulated
				Capital in		Other
	Common Shares			Excess of	Treasury	Comprehensive	Retained
	Common	Class A	Class B	Par Value	Stock	Loss	Earnings	Total
BALANCE MARCH 1, 2013	$—	$29,088	$2,883	$522,425	$(1,093,782)	$(17,133)	$1,238,396	$681,877
Net income	—	—	—	—	—	—	28,172	28,172
Other comprehensive loss	—	—	—	—	—	(847)	—	(847)
Cash dividends—$0.30 per share	—	—	—	—	—	—	(9,614)	(9,614)
Sale of shares under benefit plans, including tax benefits	—	223	28	560	342	—	(1,080)	73
Contribution from parent	—	—	—	240,000	—	—	—	240,000
Payments to shareholders to effect merger	—	(29,305)	(606)	—	(538,392)	—	—	(568,303)
Cancellation of Family Shareholders shares	—	(5)	(2,307)	—	—	—	2,312	—
Stock compensation expense	—	—	—	4,125	—	—	—	4,125
Stock grants and other	—	(1)	2	2	25	—	(5)	23
Conversion of restricted stock and performance share programs to cash-settled/liability-based	—	—	—	(5,242)	—	—	—	(5,242)
Settlement of stock options	—	—	—	(3,933)	—	—	—	(3,933)
Settlement of non-executive director awards	—	—	—	(371)	—	—	—	(371)
Cancellation of Family Shareholders restricted stock and performance shares	—	—	—	3,966	—	—	—	3,966
Cancellation of treasury shares	—	—	—	(521,532)	1,631,807	—	(1,110,275)	—

BALANCE AUGUST 30, 2013	$—	$—	$—	$240,000	$—	$(17,980)	$147,906	$369,926

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended August 30, 2013 and August 24, 2012

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of American Greetings Corporation and its subsidiaries (the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included. On August 9, 2013, the Corporation completed a merger whereby the Corporation was acquired by Century Intermediate Holding Company, a company that was formed by the Chairman of the Board, the co-Chief Executive Officers of the Corporation and certain other members of the Weiss family and related entities. See Note 3 for further information. As a result of the merger, the Corporation’s equity is no longer publicly traded. As such, earnings per share information is not required, and therefore prior period earnings per share information is not included in this Form 10-Q.

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

The Corporation holds an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation reassessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of August 30, 2013 includes:

•	the cost method investment in the equity of Schurman of $1.9 million;

•	the limited guaranty (“Liquidity Guaranty”) of Schurman’s indebtedness of $10.0 million;

•	normal course of business trade and other accounts receivable due from Schurman of $25.7 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $9.4 million, $11.8 million and $17.7 million as of August 30, 2013, February 28, 2013 and August 24, 2012, respectively.

The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in July 2016. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of August 30, 2013 requiring the use of the Liquidity Guaranty. The Corporation is not aware of any events or changes in circumstances that had occurred during the second quarter of 2014 that the Corporation believes are reasonably likely to have had a significant adverse effect on the carrying amount of the Schurman investment.

In addition, the Corporation held an $8.8 million investment in the common stock of Party City Holdings, Inc (“Party City”), which was accounted for under the cost method. On August 1, 2013, the Corporation received a cash distribution from Party City totaling $12.1 million, which was in part a return of capital that reduced the carrying amount of the investment to zero, the remainder of which is included in “Other non-operating (income) expense – net” on the Consolidated Statement of Operations. See Note 7 for further information.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Merger

At a special meeting of the Corporation’s shareholders held on August 7, 2013, the shareholders voted to adopt the Agreement and Plan of Merger, as amended, dated March 29, 2013, among the Corporation, Century Intermediate Holding Company, a Delaware corporation (“Parent”), and Century Merger Company, an Ohio corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and the merger contemplated thereby (the “Merger”). On August 9, 2013, the Corporation completed the Merger. As a result of the Merger, the Corporation is now wholly owned by Parent, which is owned by Morry Weiss, the Chairman of the Board of the Corporation, Zev Weiss, a co-Chief Executive Officer of the Corporation, Jeff Weiss, a co-Chief Executive Officer of the Corporation, and certain other members of the Weiss family and related entities (“Family Shareholders”).

In connection with the Merger, common shares held by the shareholders of the Corporation, other than the Family Shareholders, were converted into the right to receive $19.00 per share in cash. Common shares held by the Family Shareholders were contributed to Parent as equity and thereafter cancelled for no consideration. As a result of the Merger, all formerly outstanding and treasury Class A and Class B common shares have been cancelled. As described in the Agreement and Plan of Merger, all stock based compensation plans of the Corporation were modified, settled or cancelled as a result of the Merger. All outstanding stock based compensation related to the Family Shareholders was cancelled without consideration. For employee stock based compensation, other than Family Shareholder employees, all outstanding stock options were or will be settled for cash and the performance share and restricted stock unit programs were converted into cash programs, with any performance shares and restricted stock units being converted to the right to receive $19.00 per share in the event that the performance share or restricted stock units are earned by the employee at a future date.

The Corporation incurred costs associated with the Merger which included transaction costs and incremental compensation expense related to the settlement of stock options and modification and cancellation of outstanding restricted stock units and performance shares. The charges incurred in the three and six months ended August 30, 2013 associated with the Merger that do not have comparative amounts in the prior year period are reflected on the Consolidated Statement of Operations as follows:

	Three Months Ended			Six Months Ended
	August 30, 2013			August 30, 2013
(In millions)	Incremental compensation expense	Transaction costs	Total	Incremental compensation expense	Transaction costs	Total
Administrative and general expenses	$9.7	$12.6	$22.3	$9.7	$17.2	$26.9

These charges are included in the Corporation’s Unallocated segment.

The Corporation will continue to apply its historical basis of accounting in its stand-alone financial statements after the Merger. This is based on the determination under Accounting Standards Codification Topic 805, “Business Combinations,” that Parent is the acquiring entity and the determination under SEC Staff Accounting Bulletin No. 54, codified as Topic 5J, “Push Down Basis of Accounting Required In Certain Limited Circumstances,” that while the push down of Parent’s basis in the Corporation is permissible, it is not required due to the existence of significant outstanding public debt securities of the Corporation before and after the Merger. In concluding that the outstanding public debt is significant, the Corporation considered both quantitative and qualitative factors, including both the book value and fair value of the outstanding public debt securities, as well as a number of provisions contained within the securities which impacted Parent’s ability to control their form of ownership of the Corporation.

In connection with the Merger, Parent issued $245 million of preferred stock. Parent may elect to either accrue or pay cash for dividends on the preferred stock. The preferred stock carries a cash dividend rate of LIBOR plus 11.5%. Prior to the payment of dividends by Parent, it is expected that the Corporation will provide Parent with the cash flow for Parent to pay dividends on the preferred stock. Assuming the dividends are paid regularly in cash, rather than accrued, the annual cash required to pay the dividend is expected to be approximately $29 million while the entire issuance of the preferred stock is outstanding.

Also in connection with the Merger, the Corporation paid approximately $14 million of stock issuance and transaction related expenses on behalf of Parent and recorded a receivable from Parent which is included in “Prepaid expenses and other” on the Consolidated Statement of Financial Position. Parent reimbursed this amount on October 1, 2013.

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

Under the terms of the agreement, the Corporation originally expected to acquire approximately 400 stores from the Sellers, together with related inventory and overhead, as well as the Clinton Cards and related brands. As of August 30, 2013, the Corporation had completed 388 lease assignments. The number of stores that the Corporation is operating, including both lease assignments and new stores, is 401. The estimated future minimum rental payments for noncancelable operating leases related to the 401 acquired stores is approximately $390 million.

The stores and assets not acquired by the Corporation remain part of the administration process. It is anticipated that these remaining assets not purchased by the Corporation will be liquidated and the proceeds will be used to repay the creditors of the Sellers, including the Corporation. The Corporation will seek to recover the remaining senior secured debt claim held by it through the liquidation process. However, based on the estimated recovery information provided by the Administrators, the Corporation recorded an aggregate charge of $8.1 million in 2013 relating to the senior secured debt it acquired in the first quarter of the prior year. In the first half of 2014, based on updated estimated recovery information provided by the Administrators, the Corporation recorded adjustments to the charge resulting in first and second quarter gains of $2.0 million and $0.4 million, respectively. In the second quarter of 2014 the Corporation received a cash distribution from the Administrators of $5.0 million. The remaining balance of the senior secured debt is $8.2 million (£5.3 million) as of August 30, 2013 and is included in “Prepaid expenses and other” on the Consolidated Statement of Financial Position. The liquidation process was originally expected to take approximately twelve months from the closing of the transaction on June 6, 2012. The process is currently expected to be completed by December 31, 2013.

The prior year six-month period included charges of $37.2 million associated with the aforementioned acquisition and are reflected on the Consolidated Statement of Operations as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$4.0	$—	$—	$—	$4.0
Administrative and general expenses	—	17.2	6.0	—	23.2
Other operating (income) expense—net	—	—	—	10.0	10.0

	$4.0	$17.2	$6.0	$10.0	$37.2

These charges are reflected in the Corporation’s reportable segments as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
International Social Expression Products	$4.0	$17.2	$—	$—	$21.2
Unallocated	—	—	6.0	10.0	16.0

	$4.0	$17.2	$6.0	$10.0	$37.2

The fair value of the consideration given has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition. The following represents the final purchase price allocation:

Purchase price (in millions):
Credit bid	$37.2
Effective settlement of pre-existing relationships with the legacy Clinton Cards business	6.4
Cash acquired	(0.6)

$43.0

Allocation (in millions):
Inventory	$5.5
Property, plant and equipment	18.4
Intangible assets	22.5
Current liabilities assumed	(3.4)

$43.0

The financial results of this acquisition are included in the Corporation’s consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not deemed material at the date of acquisition. The acquired business is included in the Corporation’s Retail Operations segment.

Note 5 – Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to disclose additional information about changes in other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the income statement line items affected. The provisions of this guidance are effective prospectively for annual and interim periods beginning after December 15, 2012. The Corporation adopted this standard on March 1, 2013. See Note 8 for further information.

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

Note 6 – Royalty Revenue and Related Expenses

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

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2013	August 24, 2012	August 30, 2013	August 24, 2012
Royalty revenue	$6,412	$7,133	$12,918	$10,862
Royalty expenses
Material, labor and other production costs	$1,551	$2,673	$3,498	$5,001
Selling, distribution and marketing expenses	1,936	2,723	3,184	3,379
Administrative and general expenses	441	441	901	863

	$3,928	$5,837	$7,583	$9,243

In addition to the expenses disclosed above, during the prior year first quarter, the Corporation incurred charges of $2.1 million associated with its licensing business. See Note 7 for further information.

Note 7 – Other Income and Expense

Other Operating (Income) Expense – Net

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2013	August 24, 2012	August 30, 2013	August 24, 2012
Clinton Cards secured debt (recovery) impairment	$(428)	$2,249	$(2,428)	$10,043
Termination of certain agency agreements	—	—	—	2,125
Loss (gain) on asset disposal	122	(2)	(113)	154
Miscellaneous	(655)	(777)	(1,738)	(1,328)

Other operating (income) expense – net	$(961)	$1,470	$(4,279)	$10,994

The Corporation recorded a loss of $2.2 million and $10.0 million in the three and six-month periods ended August 24, 2012, respectively, related to the senior secured debt of Clinton Cards. During the three and six-month periods ended August 30, 2013 the impairment of the secured debt of Clinton Cards was adjusted based on current estimated recovery information provided by the Administrators, resulting in a gain of $0.4 million and $2.4 million, respectively. See Note 4 for further information.

In May 2012, the Corporation recorded expenses totaling $2.1 million related to the termination of certain agency agreements associated with its licensing business.

Other Non-Operating Income – Net

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2013	August 24, 2012	August 30, 2013	August 24, 2012
Gain related to Party City investment	$(3,262)	$(3,152)	$(3,262)	$(3,152)
Foreign exchange (gain) loss	(360)	1,060	(1,275)	(396)
Rental income	(402)	(410)	(886)	(1,046)
Miscellaneous	(1)	2	25	(177)

Other non-operating income – net	$(4,025)	$(2,500)	$(5,398)	$(4,771)

During the three months ended August 30, 2013, the Corporation recognized a gain totaling $3.3 million related to a cash distribution from Party City. See Note 1 for further information. In August 2012, the Corporation recorded a gain totaling $3.2 million associated with the sale of a portion of its investment in Party City.

Note 8 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) for the six months ended August 30, 2013 are as follows.

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Other Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 28, 2013	$12,594	$(29,731)	$4	$(17,133)
Other comprehensive (loss) income before reclassifications	(1,660)	154	(4)	(1,510)
Amounts reclassified from accumulated other comprehensive income (loss)	—	663	—	663

Net current period other comprehensive (loss) income	(1,660)	817	(4)	(847)

Balance at August 30, 2013	$10,934	$(28,914)	$—	$(17,980)

The reclassifications out of accumulated other comprehensive income (loss) are as follows.

(In thousands)	Six Months Ended August 30, 2013	Classification on Consolidated Statement of Operations
Amortization of pension and other postretirement benefits items
Actuarial losses, net	$(1,405)	Administrative and general expenses
Prior service cost	548	Administrative and general expenses

	(857)
Tax benefit	194	Income tax expense

Total, net of tax	(663)

Total reclassifications	$(663)

Note 9 – Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 30, 2013	February 28, 2013	August 24, 2012
Allowance for seasonal sales returns	$17,612	$24,574	$24,127
Allowance for outdated products	12,230	11,156	11,785
Allowance for doubtful accounts	3,484	3,419	21,474
Allowance for marketing funds	27,451	28,610	29,459
Allowance for rebates	24,238	31,771	28,024

	$85,015	$99,530	$114,869

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $13.2 million, $13.5 million and $11.4 million as of August 30, 2013, February 28, 2013 and August 24, 2012, respectively.

Note 10 – Inventories

(In thousands)	August 30, 2013	February 28, 2013	August 24, 2012
Raw materials	$28,080	$21,303	$23,256
Work in process	12,021	6,683	13,116
Finished products	317,762	278,573	301,634

	357,863	306,559	338,006
Less LIFO reserve	84,639	84,166	82,939

	273,224	222,393	255,067
Display materials and factory supplies	18,934	20,054	20,911

	$292,158	$242,447	$275,978

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $63.9 million, $59.7 million and $58.6 million as of August 30, 2013, February 28, 2013 and August 24, 2012, respectively.

Note 11 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	August 30, 2013	February 28, 2013	August 24, 2012
Prepaid expenses and other	$84,368	$93,873	$79,145
Other assets	314,136	332,159	358,337

Deferred cost assets	398,504	426,032	437,482
Other current liabilities	(63,881)	(61,282)	(44,126)
Other liabilities	(86,777)	(92,153)	(127,857)

Deferred cost liabilities	(150,658)	(153,435)	(171,983)

Net deferred costs	$247,846	$272,597	$265,499

The Corporation maintains an allowance for deferred costs related to supply agreements of $6.5 million, $7.9 million and $8.4 million at August 30, 2013, February 28, 2013 and August 24, 2012, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Note 12 – Debt

Debt due within one year totaled $15.0 million as of August 30, 2013, which represented the current maturity of the term loan. There was no debt due within one year as of February 28, 2013 and August 24, 2012.

Long-term debt and their related calendar year due dates as of August 30, 2013, February 28, 2013 and August 24, 2012, respectively, were as follows:

(In thousands)	August 30, 2013	February 28, 2013	August 24, 2012
Term loan, due 2019	$350,000	$—	$—
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2017	—	61,200	55,000
Revolving credit facility, due 2018	13,900	—	—
6.10% senior notes, due 2028	181	181	181

	589,081	286,381	280,181
Current maturity of term loan	(15,000)	—	—
Unamortized original issue discount	(10,601)	—	—

	$563,480	$286,381	$280,181

At August 30, 2013, the balances outstanding on the revolving credit facility and the term loan facility bear interest at a rate of approximately 3.2% and 4.0%, respectively. In addition to the balances outstanding on the aforementioned agreements, the Corporation also finances certain transactions with some of its vendors, which include a combination of various guaranties and letters of credit. At August 30, 2013, the Corporation had credit arrangements under a credit facility and an accounts receivable facility (as described below) to support the letters of credit in the amount of $129.1 million with $27.3 million of credit outstanding.

7.375% Senior Notes Due 2021

On November 30, 2011, the Corporation closed a public offering of $225.0 million aggregate principal amount of 7.375% senior notes due 2021 (the “2021 Senior Notes”). The net proceeds from this offering were used to finance other existing debt.

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

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $222.9 million (at a carrying value of $225.2 million), $233.6 million (at a carrying value of $225.2 million) and $247.1 million (at a carrying value of $225.2 million) at August 30, 2013, February 28, 2013 and August 24, 2012, respectively.

Credit Facility

In connection with the closing of the Merger, on August 9, 2013, the Corporation entered into a $600 million secured credit agreement (“Credit Agreement”), which provides for a $350 million term loan facility (“Term Loan Facility”) and a $250 million revolving credit facility (“Revolving Credit Facility”). The Term Loan Facility was fully drawn on August 9, 2013, the closing date (“Closing Date”) of the Merger. The Corporation issued the Term Loan Facility at a discount of $10.8 million. Installment payments will be made on the Term Loan Facility. The first payment of $10 million will be made by February 28, 2014. Thereafter, payments are scheduled to be made quarterly in the amount of $5 million.

The Corporation may elect to increase the commitments under each of the Term Loan Facility and the Revolving Credit Facility (together referred to herein as the “Credit Facilities”) up to an aggregate amount of $150 million. The proceeds of the term loans and the revolving loans borrowed on the Closing Date were used to fund a portion of the Merger consideration and pay fees and expenses associated therewith. After the Closing Date, revolving loans borrowed under the Credit Agreement will be used for working capital and general corporate purposes.

The obligations under the Credit Agreement are guaranteed by the Corporation’s Parent and material domestic subsidiaries and secured by substantially all of the assets of the Corporation and the guarantors.

The interest rate per annum applicable to the loans under the Credit Facilities will be, at the Corporation’s election, equal to either (i) the base rate plus the applicable margin or (ii) the relevant adjusted Eurodollar rate for an interest period of one, two, three or six months, at the Corporation’s election, plus the applicable margin.

The Credit Agreement contains certain customary covenants, including covenants that limit the ability of the Corporation, its subsidiaries and the Parent to, among other things, incur or suffer to exist certain liens; make investments; enter into consolidations, mergers, acquisitions and sales of assets; incur or guarantee additional indebtedness; make distributions; enter into agreements that restrict the ability to incur liens or make distributions; and engage in transactions with affiliates. In addition, the Credit Agreement contains financial covenants that require the Corporation to maintain a total leverage ratio and interest coverage ratio in accordance with the limits set forth therein.

The Credit Agreement contains customary events of default including, without limitation, the representations and warranties made in or in connection with the loan documents entered into in connection with the Credit Agreement prove to have been untrue in any material respect when made, the failure to make required payments, the failure to comply with certain agreements or covenants, cross-defaults to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, the failure to pay certain judgments and a Change of Control (as defined therein). If such an event of default occurs, the lenders under the Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

Accounts Receivable Facility

The Corporation is also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of August 30, 2013, February 28, 2013 and August 24, 2012.

Under the terms of the accounts receivable facility, the Corporation sells accounts receivable to AGC Funding Corporation (a wholly-owned, consolidated subsidiary of the Corporation), which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility.

On August 9, 2013, the Corporation amended its accounts receivable facility. The amendment modifies the accounts receivable facility by providing for a scheduled termination date that is 364 days following the date of the amendment, subject to two additional, consecutive 364-day terms with the consent of the parties thereto. The amendment also, among other things, permits the Merger and changes the definition of the base rate to equal the higher of the prime rate as announced by the applicable purchaser financial institution, and the federal funds rate plus 0.50%.

AGC Funding pays an annual facility fee of 80 basis points on the commitment of the accounts receivable securitization facility, together with customary administrative fees on letters of credit that have been issued and on outstanding amounts funded under the facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

The accounts receivable facility contains representations, warranties, covenants and indemnities customary for facilities of this type, including the obligation of the Corporation to maintain the same consolidated leverage ratio as it is required to maintain under its Credit Agreement.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $363.9 million (at a carrying value of $363.9 million), $61.2 million (at a carrying value of $61.2 million) and $55.0 million (at a carrying value of $55.0 million) at August 30, 2013, February 28, 2013 and August 24, 2012, respectively.

At August 30, 2013, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Six months Ended
	August 30,	August 24,	August 30,	August 24,
(In thousands)	2013	2012	2013	2012
Service cost	$320	$333	$640	$667
Interest cost	1,736	1,839	3,478	3,683
Expected return on plan assets	(1,567)	(1,609)	(3,141)	(3,222)
Amortization of prior service cost	51	62	102	123
Amortization of actuarial loss	913	815	1,830	1,631

	$1,453	$1,440	$2,909	$2,882

	Postretirement Benefits
	Three Months Ended		Six months Ended
	August 30,	August 24,	August 30,	August 24,
(In thousands)	2013	2012	2013	2012
Service cost	$137	$212	$275	$425
Interest cost	612	800	1,225	1,600
Expected return on plan assets	(762)	(840)	(1,525)	(1,680)
Amortization of prior service credit	(325)	(519)	(650)	(1,038)
Amortization of actuarial gain	(212)	—	(425)	—

	$(550)	$(347)	$(1,100)	$(693)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the six months ended August 30, 2013 was $4.5 million, compared to $3.4 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and six month periods ended August 30, 2013 were $1.4 million and $2.7 million ($1.3 million and $2.6 million for the three and six month periods ended August 24, 2012), respectively. The profit-sharing plan and 401(k) matching expenses for the six month periods are estimates as actual contributions are determined after fiscal year-end.

At August 30, 2013, February 28, 2013 and August 24, 2012, the liability for postretirement benefits other than pensions was $17.6 million, $15.7 million and $27.7 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At August 30, 2013, February 28, 2013 and August 24, 2012, the long-term liability for pension benefits was $86.3 million, $81.4 million and $75.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets measured at fair value as of August 30, 2013:

(In thousands)	August 30, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$11,096	$8,545	$2,551	$—

The following table summarizes the financial assets measured at fair value as of February 28, 2013:

(In thousands)	February 28, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$10,636	$9,175	$1,461	$—

The following table summarizes the financial assets measured at fair value as of August 24, 2012:

(In thousands)	August 24, 2012	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$10,016	$8,482	$1,534	$—

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

Note 15—Contingency

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

On May 22, 2013, the Court preliminarily approved a full and final settlement of all the claims of the Wolfe and Collier estates, as well as the classes they seek to represent. As a result of the preliminary approval, the Court consolidated the two cases and certified a single class that consists of the heirs or estates of the estates and heirs of all former American Greetings Corporation employees (i) who are deceased; (ii) who were not officers or directors of American Greetings Corporation; (iii) who were insured under one of the following corporate-owned life insurance plans: Provident Life & Accident 61153, Provident Life & Accident 61159, Mutual Benefit Life Insurance Company 111, Connecticut General ENX219, and Hartford Life Insurance Company 361; and (iv) for whom American Greetings Corporation has received a death benefit on or before the date on which the Court enters the Order of Preliminary Approval. Required notices to potential class members and to state attorney generals as required under the Class Action Fairness Act of 2005 were mailed on May 30, 2013. On September 20, 2013, the Court entered a final order approving the settlement in the amount of $12.5 million. This amount was accrued prior to the first quarter of 2014. One half of the settlement amount was deposited by American Greetings Corporation into a settlement fund account on September 27, 2013, and the remaining half of the settlement amount will be deposited by American Greetings Corporation into the same settlement fund account on or before December 19, 2013. The settlement fund will be distributed in its entirety to those members of the class who present valid claims, their counsel, and a settlement administration vendor.

Carter/Wolfe/LMPERS Litigation

On September 26, 2012, we announced that our Board of Directors received a non-binding proposal from Zev Weiss, the Corporation’s Chief Executive Officer, and Jeffrey Weiss, the Corporation’s President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of the outstanding Class A common shares and Class B common shares of the Corporation not currently owned by them (the “Going Private Proposal”). On September 27, 2012, Dolores Carter, a purported shareholder, filed a putative shareholder derivative and class action lawsuit (the “Carter Action”) in the Court of Common Pleas in Cuyahoga County, Ohio (the “Cuyahoga County Court”), against American Greetings Corporation and all of the members of the Board of Directors. The Carter Action alleges, among other things, that the directors of the Corporation breached their fiduciary duties owed to shareholders in evaluating and pursuing the proposal. The Carter Action further alleges claims for aiding and abetting breaches of fiduciary duty. Among other things, the Carter Action seeks declaratory relief. Subsequently, six more lawsuits were filed in the Cuyahoga County Court purporting to advance substantially similar claims on behalf of American Greetings Corporation against the members of the Board of Directors and, in certain cases, additional direct claims against American Greetings Corporation. One lawsuit was voluntarily dismissed. The other lawsuits, which remain pending, were consolidated by Judge Richard J. McMonagle on December 6, 2012 (amended order dated December 18, 2012) as In re American Greetings Corp. Shareholder Litigation, Lead Case No. CV 12 792421 (the “State Court Action”). Lead plaintiffs and lead plaintiffs’ counsel also were appointed.

On April 30, 2013, lead plaintiffs’ counsel filed a Consolidated Class Action Complaint. The Consolidated Complaint brings a single class claim against the members of the Corporation’s Board of Directors for alleged breaches of fiduciary duty and aiding and abetting. The plaintiffs allege that the preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on April 17, 2013 omits information necessary to permit the Corporation’s shareholders to determine if the Merger is in their best interest, that the controlling shareholders have abused their control of the Corporation, that the special committee appointed to oversee the transaction is not independent, and that the other members of the Board of Directors are also not independent. On June 13, 2013, defendants filed motions to dismiss the Consolidated Class Action Complaint based on plaintiffs’ failure to properly plead their claims as derivative actions, to exercise their statutory appraisal rights as the sole remedy for dissatisfaction with the proposed share price, and to overcome the business judgment rule with respect to their breach of fiduciary duty claims. The motions remain pending.

On July 16, 2013, the parties entered into a Memorandum of Understanding (“MOU”) agreeing in principle to settle the State Court Action on behalf of themselves and the putative settlement class, which includes all persons who owned any interest in the common stock of American Greetings Corporation (either of record or beneficially) at any time between and including September 26, 2012 and the effective date of the Merger. A Stipulation of Settlement subsequently was filed with the Cuyahoga County Court on August 8, 2013, and the Cuyahoga County Court preliminarily approved the settlement on August 15, 2013 (amended order dated September 4, 2013). The settlement provides for dismissal with prejudice of the State Court Action and a release of claims against defendants and released parties. As consideration to class members, the Corporation agreed to and did disclose additional information via a Form 8-K relating to the Merger, which was filed with the SEC on July 18, 2013. In addition, defendants acknowledge that the State Court Action contributed to the Weiss family shareholders’ decision to increase the Merger consideration from $18.20 per share to $19.00 per share. The settlement also contemplates the payment of attorneys’ fees and reimbursement of expenses to class counsel, which the Corporation expects will be fully paid by the Corporation’s insurer.

The settlement is conditioned upon, among other things, final certification of the settlement class and final approval of the proposed settlement by the Cuyahoga County Court. The Cuyahoga County Court has scheduled a hearing concerning, among other things, whether the settlement should be approved as fair, reasonable, adequate, and in the best interest of the settlement class for October 24, 2013. There can be no assurance that the Cuyahoga County Court will approve the settlement. If the settlement conditions are not met, the proposed settlement would become void.

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

On April 17, 2013, R. David Wolfe filed a new derivative and putative class action (“Wolfe Action II”) in the Federal Court against the Corporation’s directors, certain members of the Weiss Family, and the Stone Entities, as well as the Corporation as a nominal defendant, challenging the Merger as financially and procedurally unfair to the Corporation and its minority shareholders. Mr. Wolfe subsequently filed an Amended Complaint on April 29, 2013. The Wolfe Action II seeks a declaratory judgment that Article Seventh precludes the Board of Directors and special committee from approving the Merger. In addition, the Wolfe Action II includes a derivative claim for breach of fiduciary duty against the Corporation’s directors for allegedly violating Article Seventh. Finally, the Wolfe Action II includes both a derivative and class action claim for breach of fiduciary duty against the Weiss Family defendants and the Stone Entities for allegedly seeking to acquire the minority shareholders’ interests at an unfair price. Defendants filed their Motions to Dismiss the Wolfe Action II amended Complaint on July 8, 2013. On August 1, 2013, the Federal Court granted the parties’ joint motion to defer briefings on defendants’ motions to dismiss and to stay the action pending resolution of the settlement of the State Court Action.

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

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income (loss) before income tax expense (benefit) for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 191.9% and 51.6% for the three and six months ended August 30, 2013, respectively, and 29.9% and 31.1% for the three and six months ended August 24, 2012, respectively. The higher than statutory rate in the current period is due primarily to the recording of an $8.0 million valuation allowance against certain net operating loss and foreign tax credit carryforwards which the Corporation believes will expire unused. The valuation allowance was recorded in accordance with Internal Revenue Code sections 382 and 383 due to the Merger as previously disclosed in Note 3. The lower than statutory rate for the prior period was due primarily to the release of reserves upon lapse of the applicable statutes.

At February 28, 2013, the Corporation had unrecognized tax benefits of $21.7 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $18.5 million. There were no significant changes to this amount during the first two quarters of 2014. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 28, 2013 could decrease $3.1 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the six months ended August 30, 2013, the Corporation recognized net expense of $0.1 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of August 30, 2013, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $4.6 million.

The Corporation is subject to examination by the Internal Revenue Service for tax years 2010 to the present and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions including Australia, Canada, New Zealand and the United Kingdom for tax years 2006 to the present.

Note 17 – Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. At August 30, 2013, the Retail Operations segment operated 401 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The Corporation’s non-reportable operating segments primarily include licensing activities and the design, manufacture and sale of display fixtures.

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2013	August 24, 2012	August 30, 2013	August 24, 2012
Total Revenue:
North American Social Expression Products	$261,694	$265,856	$589,981	$574,415
International Social Expression Products	63,372	74,834	134,173	137,514
Intersegment items	(8,737)	(13,542)	(19,829)	(13,542)

Net	54,635	61,292	114,344	123,972
Retail Operations	62,732	39,884	137,450	39,884
AG Interactive	14,504	15,777	29,204	31,273
Non-reportable segments	26,856	11,027	46,745	17,398

	$420,421	$393,836	$917,724	$786,942

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2013	August 24, 2012	August 30, 2013	August 24, 2012
Segment Earnings (Loss):
North American Social Expression Products	$35,045	$20,440	$101,392	$76,658
International Social Expression Products	2,195	289	4,739	(22,268)
Intersegment items	(1,511)	(7,402)	(3,725)	(7,402)

Net	684	(7,113)	1,014	(29,670)
Retail Operations	(8,984)	(5,106)	(12,436)	(5,106)
AG Interactive	3,165	4,609	6,478	8,382
Non-reportable segments	10,059	2,300	17,441	2,242
Unallocated
Interest expense	(5,433)	(4,434)	(9,745)	(8,810)
Profit-sharing plan expense	(484)	(449)	(4,465)	(3,429)
Stock-based compensation expense	(11,121)	(2,972)	(13,596)	(4,841)
Corporate overhead expense	(17,249)	(13,346)	(27,855)	(31,077)

	(34,287)	(21,201)	(55,661)	(48,157)

	$5,682	$(6,071)	$58,228	$4,349

For the three and six month periods ended August 30, 2013, stock-based compensation in the table above includes non-cash stock-based compensation prior to the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the Merger, a portion of which is non-cash. There is no stock-based compensation subsequent to the Merger as these plans were converted into cash compensation plans at the time of the Merger. See Note 3 for further information.

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

Refer to Note 4 for segment information related to certain prior year charges associated with activities and transactions in connection with the acquisition of Clinton Cards that do not have comparative amounts in the current year; and current year charges associated with the Merger that do not have comparative amounts in the prior year.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $2.9 million, $6.0 million and $4.5 million at August 30, 2013, February 28, 2013 and August 24, 2012, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

Overview

Merger

On September 26, 2012, we announced that our Board of Directors received a non-binding proposal from Zev Weiss, the Corporation’s then Chief Executive Officer, and Jeffrey Weiss, the Corporation’s then President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of the outstanding Class A common shares and Class B common shares of the Corporation not currently owned by them (the “Going Private Proposal”). In connection with the Going Private Proposal, on March 29, 2013, we signed an agreement and plan of merger (as amended on July 3, 2013, the “Merger Agreement”), among the Corporation, Century Intermediate Holding Company, a Delaware corporation (“Parent”), and Century Merger Company, an Ohio corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). At a special meeting of shareholders held on August 7, 2013, the shareholders of the Corporation voted to adopt the Merger Agreement as amended, and the merger contemplated thereby (the “Merger”). On August 9, 2013, the Corporation completed the Merger. As a result of the Merger, the Corporation is now wholly owned by Parent, which is indirectly owned by Morry Weiss, the Chairman of the Board of the Corporation, Zev Weiss, Jeffrey Weiss and certain other members of the Weiss family and related entities (the “Family Shareholders”). At the effective time of the Merger, each issued and outstanding share of the Corporation (other than shares owned by the Corporation, Parent (which at the effective time of the Merger included all shares previously held by the Family Shareholders) or Merger Sub) was converted into the right to receive $19.00 per share in cash. All other shares of the Corporation were cancelled without consideration.

Second Quarter Results of Operations

Net sales in the second quarter increased approximately $27 million or 7.0% compared to the prior year period. The increase was driven by the prior year second quarter acquisition of certain assets of Clinton Cards PLC (“Clinton Cards”) and an unusually large contract in the fixtures business. The increase in net sales due to Clinton Cards was approximately $28 million and the fixtures business added about $17 million. During the first quarter, our fixtures business obtained a contract to supply fixtures to a large consumer electronics company and this contract contributed approximately $26 million of net sales in the first half of 2014 and is now completed. The fixtures business is included in the Non-reportable section of our segment reporting.

Net of the items above, net sales decreased approximately $18 million or 4.7% compared to the prior year second quarter. This decrease is due to the unfavorable impact of foreign currency translation and lower sales of greeting cards, gift packaging products, party goods and other ancillary products.

Second quarter operating income was $7.0 million compared to a loss of $4.2 million in the prior year, an increase of $11.2 million. Current year operating income includes costs and fees associated with the Merger of approximately $22 million. The prior year quarter included approximately $4 million of expenses and fees related to the Clinton Cards transaction. The remaining improvement was due to the impact of the large fixture contract, and continued expense reductions throughout the organization including supply chain costs, marketing, product content costs, scrap and other cost savings initiatives compared to the prior year second quarter.

Due to our fiscal calendar cycle, the current year first half ended on August 30, 2013, compared to August 24, 2012 in the prior year. This equals six additional days, or 3.4% more selling days in the current year first half. This timing did not impact the second quarter results and will not impact the full year results, but will result in less selling days in the current year fourth quarter compared to the prior year fourth quarter. We estimate that the additional six days equates to approximately $16 million of net sales, primarily greeting cards.

Results of Operations

Three months ended August 30, 2013 and August 24, 2012

Net loss was $5.2 million in the second quarter compared to net loss of $4.3 million in the prior year period.

Our results for the three months ended August 30, 2013 and August 24, 2012 are summarized below:

(Dollars in thousands)	2013	% Total Revenue	2012	% Total Revenue
Net sales	$413,667	98.4%	$386,518	98.1%
Other revenue	6,754	1.6%	7,318	1.9%

Total revenue	420,421	100.0%	393,836	100.0%
Material, labor and other production costs	176,674	42.0%	176,732	44.9%
Selling, distribution and marketing expenses	155,007	36.9%	148,995	37.8%
Administrative and general expenses	82,684	19.7%	70,870	18.0%
Other operating (income) expense – net	(961)	(0.3%)	1,470	0.4%

Operating income (loss)	7,017	1.7%	(4,231)	(1.1%)
Interest expense	5,433	1.3%	4,434	1.1%
Interest income	(73)	(0.0%)	(94)	(0.0%)
Other non-operating income – net	(4,025)	(1.0%)	(2,500)	(0.6%)

Income (loss) before income tax expense (benefit)	5,682	1.4%	(6,071)	(1.6%)
Income tax expense (benefit)	10,903	2.6%	(1,817)	(0.5%)

Net loss	$(5,221)	(1.2%)	$(4,254)	(1.1%)

For the three months ended August 30, 2013, consolidated net sales were $413.7 million, an increase of $27.2 million, or 7.0%, from $386.5 million in the prior year second quarter. The increase was primarily related to the purchase of Clinton Cards during the prior year second quarter. The current year second quarter includes a full quarter of sales through Clinton Cards retail stores while the prior year period includes sales for slightly less than two months. In total, net sales at Clinton Cards increased $28 million compared to the prior year second quarter. Also contributing to the increase in net sales were higher net sales in our fixtures business of approximately $17 million, as discussed in the overview section of this Form 10-Q, and the favorable impact of fewer scan-based trading (“SBT”) implementations during the quarter of approximately $2 million compared to the prior year period. These increases were partially offset by a decrease in greeting card sales of approximately $5 million, a decrease in gift packaging, party goods and other ancillary product sales of approximately $6 million and the unfavorable impact of foreign currency translation of approximately $9 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $0.6 million during the three months ended August 30, 2013.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the three months ended August 30, 2013 and August 24, 2012 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2013	2012	2013	2012	2013	2012
Unit volume	(3.8%)	0.6%	(0.7%)	17.6%	(3.2%)	3.5%
Selling prices	2.3%	0.9%	(5.3%)	(9.4%)	0.8%	(1.0%)
Overall increase / (decrease)	(1.6%)	1.5%	(6.0%)	6.5%	(2.5%)	2.4%

During the second quarter, combined everyday and seasonal greeting card sales less returns decreased 2.5% compared to the prior year quarter, including a decrease in unit volume of 3.2% partially offset by an increase in selling prices of 0.8%. The overall decrease was driven by unit decline from our everyday greeting cards in both our North American Social Expression Products and International Social Expression Products segments as well as unit decline from our seasonal greeting cards in our International Social Expression Products segment. The selling price increase was primarily driven by everyday greeting cards in our North American Social Expression Products segment.

Everyday card sales less returns for the second quarter decreased 1.6% due to unit decline of 3.8% partially offset by improvement in selling prices of 2.3%. The unit volume decline in the North American Social Expression Products segment was primarily driven by generally soft sales across all distribution channels and in the International Social Expression Products segment primarily due to lower sales to our Retail Operations segment. The selling price improvement was driven by our North American Social Expression Products segment.

Seasonal card sales less returns decreased 6.0% during the second quarter, including a 5.3% decline in selling prices and a decrease in unit volume of 0.7%. The decrease in selling prices was driven by year-over-year timing and mix of seasonal shipments and the continued shift in mix to a higher proportion of value cards in the period.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended August 30, 2013 were $176.7 million, compared to $176.7 million in the prior year three months. As a percentage of total revenue, these costs were 42.0% in the current period compared to 44.9% for the three months ended August 24, 2012. The retail operations we purchased from Clinton Cards in the prior year second quarter caused an increase in MLOPC of approximately $10 million in the current period compared to the same period in the prior year. These increases were offset by lower product content costs, lower scrap expense and the favorable impact of foreign currency translation of approximately $4 million, $3 million and $2 million, respectively. In addition, the increase to MLOPC related to the impact of higher sales in the current year second quarter was more than offset by favorable product mix.

Selling, distribution and marketing (“SDM”) expenses for the three months ended August 30, 2013 were $155.0 million, increasing approximately $6 million from $149.0 million in the prior year second quarter. The increase was primarily driven by higher expenses of approximately $18 million within our Retail Operations segment due to the timing of the Clinton Cards acquisition in the prior year second quarter. The current year second quarter includes a full quarter of expenses related to the retail stores while the prior year period includes expenses for slightly less than two months. Partially offsetting these increases were lower supply chain costs of approximately $5 million, lower marketing and product management expenses of approximately $4 million and the favorable impact of foreign currency translation of approximately $3 million.

Administrative and general expenses were $82.7 million for the three months ended August 30, 2013, an increase of approximately $12 million from $70.9 million for the three months ended August 24, 2012. The increase was driven by costs and fees related to the Merger of approximately $22 million during the current year second quarter and higher expenses of approximately $2 million within our Retail Operations segment primarily due to the timing of the Clinton Cards acquisition in the prior year second quarter. These increases were partially offset by prior year transaction costs of approximately $4 million in connection with the Clinton Cards retail store acquisition that did not recur in the current year. In addition, legal expenses and costs related to our information technology systems refresh project decreased approximately $2 million and $1 million, respectively. Also partially offsetting the increases were general cost savings of approximately $5 million of which no items were individually significant.

Other operating (income) expense – net was $1.0 million of income for the three months ended August 30, 2013 compared to $1.5 million of expense for the prior year second quarter. In the current year second quarter, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an adjustment to the Clinton Cards debt impairment resulting in a gain of $0.4 million. The prior year included an impairment of $2.2 million related to the senior secured debt of Clinton Cards that we acquired in the prior year first quarter.

Other non-operating income – net for the three months ended August 30, 2013 was $4.0 million, increasing $1.5 million from $2.5 million in the prior year second quarter. The increase was driven primarily by a foreign exchange gain in the current year second quarter compared to a loss in the prior year period. In addition, both the current and prior year periods included a gain of approximately $3.3 million associated with the Corporation’s investment in Party City.

The Corporation’s effective tax rate was 191.9% and 29.9% for the three months ended August 30, 2013 and August 24, 2012, respectively. The higher than statutory rate in the current period is due primarily to the recording of an $8.0 million valuation allowance against certain net operating loss and foreign tax credit carryforwards which we believe will expire unused. The valuation allowance was recorded in accordance with Internal Revenue Code sections 382 and 383 due to the Merger. The lower than statutory rate for the prior period was due primarily to the release of reserves upon lapse of the applicable statutes.

Results of Operations

Six months ended August 30, 2013 and August 24, 2012

Net income was $28.2 million in the six months ended August 30, 2013 compared to $3.0 million in the prior year six months.

Our results for the six months ended August 30, 2013 and August 24, 2012 are summarized below:

(Dollars in thousands)	2013	% Total Revenue	2012	% Total Revenue
Net sales	$904,212	98.5%	$775,771	98.6%
Other revenue	13,512	1.5%	11,171	1.4%

Total revenue	917,724	100.0%	786,942	100.0%
Material, labor and other production costs	380,511	41.5%	340,596	43.3%
Selling, distribution and marketing expenses	325,346	35.5%	276,158	35.1%
Administrative and general expenses	153,764	16.8%	151,038	19.2%
Other operating (income) expense – net	(4,279)	(0.6%)	10,994	1.4%

Operating income	62,382	6.8%	8,156	1.0%
Interest expense	9,745	1.1%	8,810	1.1%
Interest income	(193)	(0.0%)	(232)	(0.0%)
Other non-operating income – net	(5,398)	(0.6%)	(4,771)	(0.6%)

Income before income tax expense	58,228	6.3%	4,349	0.5%
Income tax expense	30,056	3.2%	1,353	0.1%

Net income	$28,172	3.1%	$2,996	0.4%

For the six months ended August 30, 2013, consolidated net sales were $904.2 million, up from $775.8 million in the prior year six months. This 16.6%, or $128.4 million, increase was primarily related to the purchase of Clinton Cards during the prior year second quarter. The current year period includes six months of sales through Clinton Cards retail stores while the prior year period includes sales for slightly less than two months. In total, net sales at Clinton Cards increased approximately $102 million compared to the prior year period. Also contributing to the increase in net sales were higher sales in our fixtures business of approximately $28 million, of which approximately $26 million was related to a large contract obtained in the current year first quarter, as mentioned in the overview section of this Form 10-Q. In addition, as discussed in the overview section, the six month period includes six additional selling days compared to the prior year period. We estimate that the additional six selling days improved net sales, primarily everyday greeting cards, approximately $16 million compared to the to the prior year. The remaining year over year improvement was due to higher sales of gift packaging products of approximately $1 million and the prior year impairment of deferred costs of approximately $4 million related to the supply agreement associated with Clinton Cards’ Birthdays stores. Partially offsetting these increases were reduced greeting cards sales of approximately $7 million, lower other ancillary product sales of approximately $4 million and the unfavorable impact of foreign currency translation of approximately $12 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $2.3 million in the six months ended August 30, 2013 compared to the same period in the prior year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the six months ended August 30, 2013 and August 24, 2012 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2013	2012	2013	2012	2013	2012
Unit volume	0.8%	1.5%	2.1%	6.5%	1.1%	2.8%
Selling prices	2.7%	(1.0%)	(0.2%)	(0.6%)	1.9%	(0.8%)
Overall increase / (decrease)	3.5%	0.4%	1.9%	5.9%	3.0%	2.0%

During the six months ended August 30, 2013, combined everyday and seasonal greeting card sales less returns increased 3.0% compared to the prior year six months. The overall increase was primarily driven by unit growth and increases in selling prices from our everyday greeting cards in both our North American Social Expression Products and International Social Expression Products segments and unit growth from our seasonal greeting cards in our North American Social Expression Products segment.

Everyday card sales less returns were up 3.5% compared to the prior year six months, as a result of improved unit volume of 0.8% and increases in selling prices of 2.7%. The unit volume increase was primarily a result of additional selling days in the current year six months. The selling price increase was a result of favorable product mix and general price increases outpacing the continued shift to a higher proportion of value cards.

Seasonal card sales less returns increased 1.9%, with unit volume increasing 2.1% and selling prices declining 0.2%. The increase in unit volume was attributable to our Mother’s Day and Graduation seasonal programs in our North American Social Expression Products segment.

Expense Overview

MLOPC for the six months ended August 30, 2013 were $380.5 million, an increase of approximately $40 million from $340.6 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 41.5% in the current period compared to 43.3% for the six months ended August 24, 2012. The retail operations we purchased from Clinton Cards in the prior year second quarter caused a net increase in MLOPC of approximately $39 million compared to the prior year six month period. In addition, the combination of higher sales volume and higher scrap expense, partially offset by favorable product mix, caused an increase in MLOPC of approximately $7 million. These increases were partially offset by lower product content costs and the favorable impact of foreign currency translation of approximately $2 million and $4 million, respectively.

SDM expenses for the six months ended August 30, 2013 were $325.3 million, increasing approximately $49 million from $276.2 million for the comparable period in the prior year. The increase was primarily driven by higher expenses of approximately $63 million within our Retail Operations segment primarily due to the timing of the Clinton Cards acquisition in the prior year second quarter. The current year period includes six months of sales through Clinton Cards retail stores while the prior year period includes sales for slightly less than two months. This increase was partially offset by lower marketing and product management expenses of approximately $7 million, the majority of which related to Cardstore.com, decreased supply chain costs of approximately $2 million and the favorable impact of foreign currency translation of approximately $5 million.

Administrative and general expenses were $153.8 million for the six months ended August 30, 2013, an increase of approximately $3 million from $151.0 million in the prior year period. The increase was driven by costs and fees related to the Merger of approximately $27 million during the current year and higher expenses of approximately $8 million within our Retail Operations segment primarily due to the timing of the Clinton Cards acquisition in the prior year second quarter. These increases were partially offset by lower bad debt expense, whereby the prior year included approximately $17 million related to increased unsecured accounts receivable exposure as a result of Clinton Cards being placed into administration. In addition, the prior year included transaction costs in connection with the Clinton Cards retail store acquisition of approximately $6 million that did not recur in the current year. Also partially offsetting the increases were lower legal related expenses of approximately $5 million, a year-over-year decrease in costs related to our information technology systems refresh project of approximately $2 million and general cost savings, of which no items were individually significant, of approximately $2 million.

Other operating (income) expense – net was $4.3 million of income during the current year quarter compared to $11.0 million of expense in the prior year. The prior year six months included an expense of $2.1 million related to the termination of certain agency agreements associated with our licensing business. The prior year six months also included an impairment of $10.0 million related to the senior secured debt of Clinton Cards that we acquired in the prior year first quarter. In the current year six month period, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an adjustment to the Clinton Cards debt impairment resulting in a gain of $2.4 million.

The Corporation’s effective tax rate was 51.6% and 31.1% for the six months ended August 30, 2013 and August 24, 2012, respectively. The higher than statutory rate in the current period is due primarily to the recording of an $8.0 million valuation allowance against certain net operating loss and foreign tax credit carryforwards which we believe will expire unused. The valuation allowance was recorded in accordance with Internal Revenue Code sections 382 and 383 due to the Merger.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At August 30, 2013, we were operating 401 card and gift retail stores in the United Kingdom (“UK”) through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 17, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “Income (loss) before income tax expense (benefit).”

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	30, 2013	24, 2012		30, 2013	24, 2012
Total revenue	$261,694	$265,856	(1.6%)	$589,981	$574,415	2.7%
Segment earnings	35,045	20,440	71.5%	101,392	76,658	32.3%

Total revenue of our North American Social Expression Products segment decreased $4.1 million for the three months ended August 30, 2013 and increased $15.6 million for the six months ended August 30, 2013 compared to the prior year periods. The decrease during the current quarter was primarily driven by lower sales of greeting cards, lower sales of gift packaging and the unfavorable impact of foreign currency translation of approximately $3 million, $2 million and $1 million, respectively. The decrease in total revenue for the current quarter was partially offset by the favorable impact of fewer SBT implementations of $2 million compared to the prior year. The increase in total revenue for the six months ended August 30, 2013 was primarily driven by the additional six selling days compared to the prior year period and increased sales of gift packaging, party goods and other ancillary products of approximately $5 million. These increases were partially offset by lower greeting card sales and the unfavorable impact of foreign currency translation of approximately $2 million each.

Segment earnings increased $14.6 million in the current three months compared to the three months ended August 24, 2012. The increase was primarily driven by lower product content, supply chain and scrap costs of approximately $5 million, $3 million and $2 million, respectively. Also contributing to the increased earnings were decreases in marketing and product management expenses of approximately $3 million, lower costs related to our information technology systems refresh project of approximately $1 million and lower administrative and general expenses of approximately $3 million. These favorable variances were partially offset by the impact of lower revenues in the current year quarter.

Segment earnings increased $24.7 million in the current six months compared to the prior year period. The increase was driven primarily by the impact of higher revenues, partially offset by unfavorable product mix and higher scrap expense. In addition, decreases in marketing and product management expenses of approximately $6 million, lower costs related to our information technology systems refresh project of approximately $2 million and lower administrative and general expenses of approximately $3 million were partially offset by higher technology maintenance costs of approximately $2 million.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended August		%	Six Months Ended August		%
	30, 2013	24, 2012	Change	30, 2013	24, 2012	Change
Total revenue	$54,635	$61,292	(10.9%)	$114,344	$123,972	(7.8%)
Segment earnings (loss)	684	(7,113)	—	1,014	(29,670)	—

Total revenue of our International Social Expression Products segment decreased $6.7 million and $9.6 million for the three and six months ended August 30, 2013, respectively, compared to the prior year periods. The decreases were primarily due to lower sales of greetings cards of approximately $2 million and $4 million for the current year three and six month periods, respectively and lower sales of other ancillary products of approximately $2 million and $5 million for the current year three and six months, respectively, primarily due to the prior year disposition of a small non-card product line. Foreign currency translation had an unfavorable impact of approximately $3 million and $5 million for the current year three and six month periods, respectively. In addition, the prior year included an impairment of deferred costs of approximately $4 million related to the supply agreement associated with the Clinton Cards’ Birthdays stores that were closed as part of the Clinton Cards bankruptcy administration process that did not recur in the current year.

Segment earnings increased $7.8 million in the three months ended August 30, 2013, compared to the prior year period. The impact on earnings from decreased revenue was more than offset by favorable product mix and lower supply chain and scrap expenses. Also contributing to the increased earnings were decreases in administrative and general expenses of approximately $2 million and lower marketing and product management expenses of approximately $1 million.

Segment earnings increased $30.7 million in the six months ended August 30, 2013, compared to the six months ended August 24, 2012. The improvement in earnings was primarily driven by prior year costs of approximately $21 million related to Clinton Cards that do not have comparative amounts in the current year. In the first quarter of the prior year, Clinton Cards, a significant third-party customer at the time, was placed into administration. As a result, we incurred bad debt expense of approximately $17 million and an impairment of deferred costs related to the supply agreement associated with the Clinton Cards’ Birthdays stores of approximately $4 million. The impact on earnings from decreased revenue was more than offset by favorable product mix and lower supply chain expenses. Also contributing to the increased earnings were decreases in administrative and general expenses of approximately $3 million and lower marketing and product management expenses of approximately $2 million.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended August		%	Six Months Ended August		%
	30, 2013	24, 2012	Change	30, 2013	24, 2012	Change
Total revenue	$62,732	$39,884	57.3%	$137,450	$39,884	244.6%
Segment loss	(8,984)	(5,106)	(75.9%)	(12,436)	(5,106)	(143.6%)

In the prior year second quarter, we acquired retail stores in the UK that we are operating under the “Clintons” brand. As of August 30, 2013, we are operating 401 stores. As with many retail businesses, the Retail Operations segment’s business is extremely seasonal in nature. As such, the overall profitability of this segment is highly dependent on success during the December holiday season. Due to the timing of the Clinton Cards acquisition, the operating results of the Retail Operations segment for the three and six month periods ended August 24, 2012 included slightly less than two months of activity.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended August		%	Six Months Ended August		%
	30, 2013	24, 2012	Change	30, 2013	24, 2012	Change
Total revenue	$14,504	$15,777	(8.1%)	$29,204	$31,273	(6.6%)
Segment earnings	3,165	4,609	(31.3%)	6,478	8,382	(22.7%)

Total revenue of our AG Interactive segment for the three months ended August 30, 2013 was $14.5 million compared to $15.8 million in the prior year second quarter. Total revenue of our AG Interactive segment for the six months ended August 30, 2013 was $29.2 million compared to $31.3 million in the prior year six months. These decreases in revenue were driven primarily by lower advertising revenue and lower subscription revenue related to the disposition of a minor photo sharing business in the prior fiscal year. At the end of the second quarter of fiscal 2014 and 2013, AG Interactive had approximately 3.7 million online paid subscriptions.

Segment earnings decreased $1.4 million and $1.9 million for the three and six months ended August 30, 2013 compared to the prior year periods primarily due to the impact of lower revenue.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally incurred debt, domestic profit-sharing expense and stock-based compensation expense. Unallocated items also include costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended August		Six Months Ended August
(Dollars in thousands)	30, 2013	24, 2012	30, 2013	24, 2012
Interest expense	$(5,433)	$(4,434)	$(9,745)	$(8,810)
Profit-sharing plan expense	(484)	(449)	(4,465)	(3,429)
Stock-based compensation expense	(11,121)	(2,972)	(13,596)	(4,841)
Corporate overhead expense	(17,249)	(13,346)	(27,855)	(31,077)

Total Unallocated	$(34,287)	$(21,201)	$(55,661)	$(48,157)

In the prior year six months, corporate overhead expense included legal and advisory fees of $6.0 million related to the Clinton Cards transaction and an impairment of $10.0 million related to the senior secured debt of Clinton Cards. The current year six months included an adjustment to the Clinton Cards debt impairment, based on current estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, which resulted in a gain of $2.4 million. For the three and six month periods ended August 30, 2013, stock-based compensation in the table above includes non-cash stock-based compensation prior to the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the Merger, a portion of which is non-cash. There is no stock-based compensation subsequent to the Merger as these plans were converted into cash compensation plans at the time of the Merger. Refer to Note 3, “Merger,” to the Consolidated Financial Statements for further information.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of August 24, 2012, has been included.

Operating Activities

Operating activities provided $34.1 million of cash during the six months ended August 30, 2013, compared to $48.9 million in the prior year period.

Accounts receivable provided $9.5 million of cash during the six months ended August 30, 2013, compared to using $1.7 million of cash during the prior year period. The year-over-year increase in cash flow of approximately $11 million occurred primarily within our Retail Operations and North American Social Expression Products segments. The North American Social Expression Products segment increase is due to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period. In the prior year, accounts receivable in the Retail Operations segment was a use of cash due to amounts outstanding from the bankruptcy administrator related to retail cash receipts during the transition period. This was partially offset by a decrease in cash flow within our fixtures business which was driven by growth in accounts receivable related to higher sales levels compared to the prior year.

Inventory used $49.6 million of cash during the six months ended August 30, 2013, compared to $51.7 million in the prior year six months. Historically, the first half of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the fall and winter seasonal holidays.

Deferred costs—net generally represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 30, 2013, amortization exceeded payments by $24.4 million. During the six months ended August 24, 2012, amortization exceeded payments by $34.4 million. See Note 11, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $39.7 million of cash during the six months ended August 30, 2013, compared to providing $35.9 million in the prior year period. About 70% of the year-over-year change in cash usage was related to the Clinton Cards acquisition and the timing of employee compensation payments, which was a result of the current year quarter ending on August 30, 2013 compared to the prior year quarter ending on August 24, 2012. In addition, accrued compensation increased in the current year as a result of our stock-based compensation plans converting to cash-settled plans as a consequence of the Merger. The remaining change was due to normal year-over-year timing of business transactions and related payments.

Investing Activities

Investing activities used $14.6 million of cash during the six months ended August 30, 2013, compared to $101.5 million in the prior year period. In the current year period, the cash usage was primarily driven by $32.0 million of cash paid for capital expenditures. The current year also included the receipt of a cash distribution of $12.1 million related to our investment in Party City.

During the prior year first quarter we paid $56.6 million of cash to acquire all of the outstanding senior secured debt of Clinton Cards. In addition, cash paid for capital expenditures was $46.1 million.

Financing Activities

Financing activities used $56.7 million of cash during the current year six months, compared to $17.1 million during the prior year. The primary use of cash in the current year was in connection with activities related to the Merger. These activities included borrowings under our new credit agreement, net of repayments and debt issuance costs, which provided cash of $285.4 million, the contribution from Parent which provided cash of $240.0 million and payment of cash of $568.3 million to complete the Merger and cancel outstanding shares. In addition, prior to the Merger, we paid cash dividends of $9.6 million.

The prior year use of cash relates to share repurchases and dividend payments. We paid $60.7 million to repurchase approximately 4.1 million Class A common shares under our repurchase program. In addition, we paid cash dividends of $10.4 million. Partially offsetting these uses of cash were our borrowings under our credit agreement, which provided $55.0 million of cash during the prior year six months.

Credit Sources

In total, we had available sources of credit of approximately $650 million at August 30, 2013, which included a $350 million term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $258.8 million was unused as of August 30, 2013. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. The term loan facility was fully drawn on August 9, 2013, the closing date of the Merger. At August 30, 2013, we had $13.9 million of borrowings outstanding under our credit facility and we had no borrowings outstanding under the accounts receivable securitization facility. We had, in the aggregate, $27.3 million outstanding under letters of credit, which reduced the total credit availability thereunder as of August 30, 2013.

For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 12, “Debt,” to the Consolidated Financial Statements.

At August 30, 2013, we were in compliance with our financial covenants under the borrowing agreements described above.

Capital Deployment and Investments

In connection with the Merger, Parent issued $245 million of preferred stock. Parent may elect to either accrue or pay cash for dividends on the preferred stock. The preferred stock carries a cash dividend rate of LIBOR plus 11.5%. Prior to the payment of dividends by Parent, it is expected that we will provide Parent with the cash flow for Parent to pay dividends on the preferred stock. Assuming the dividends are paid regularly in cash, rather than accrued, the annual cash required to pay the dividend is expected to be approximately $29 million while the entire issuance of the preferred stock is outstanding.

Throughout fiscal 2014 and thereafter, we will continue to consider all options for capital deployment including growth options, acquisitions and other investments in third parties, expanding customer relationships, expenditures or investments related to our current product leadership initiatives or other future strategic initiatives, capital expenditures, the information technology systems refresh project, our new world headquarters project, paying down debt and, as appropriate, preserving cash. Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet these and other currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2013 on this project was approximately $84 million. During the six months ended August 30, 2013, we spent approximately $17 million, including capital of approximately $15 million and expense of approximately $2 million, on these information technology systems. Including the amount that has already been spent, we currently expect to spend at least an aggregate of $150 million on these information technology systems over the life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

During March 2011, we also announced that in fiscal 2012 we expected that we would begin to invest in the development of a world headquarters in the Northeast Ohio area. The state of Ohio has committed certain tax credits, loans and other incentives totaling up to $93.5 million to assist us in the development of a new headquarters in Ohio. We are required to make certain investments and meet other criteria to receive these incentives over time. Although the project to build a new world headquarters was put on hold in connection with the Going Private Proposal, now that the Merger has closed, we have begun discussions with the various stakeholders to resume the project. Based on preliminary estimates, the gross costs associated with a new world headquarters building, before any tax credit, loans or other incentives that we may receive, will be between approximately $150 million and $200 million over a number of years following our resumption of the project.

In connection with our acquisition of Clinton Cards, we originally expected to acquire approximately 400 stores from the Sellers, together with related inventory and overhead, as well as the Clinton Cards and related brands. As of August 30, 2013, we completed 388 lease assignments. The number of stores that the Corporation is operating, including both lease assignments and new stores, is 401. The estimated future minimum rental payments for noncancelable operating leases related to the 401 acquired stores is approximately $390 million. Refer to Note 4, “Acquisition,” to the Consolidated Financial Statements for further information.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	the outcome of any legal proceedings that have been or may be instituted against the Corporation or others relating to the Merger Agreement;

•	the ability to successfully integrate Clinton Cards and achieve the anticipated revenue and operating profits;

•	the ability of the bankruptcy administration to generate sufficient proceeds from the liquidation of the remaining Clinton Cards business to repay the remaining secured debt owed to us;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	expenses we may incur relating to our world headquarters project;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a scan-based trading model;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	Schurman Fine Papers’ ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of new and expanded advertising and marketing efforts, such as our on-line efforts through Cardstore.com;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

Risks pertaining specifically to AG Interactive include the viability of subscriptions as a revenue generator and the ability to adapt to rapidly changing social media.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 and included in Part II, Item  1A of our Quarterly Reports on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2013. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2013, the end of our preceding fiscal year, to August 30, 2013, the end of our most recent fiscal quarter.

Item 4. Controls and Procedures

American Greetings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its co-Chief Executive Officers and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the co-Chief Executive Officers and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On May 22, 2013, the Court preliminarily approved a full and final settlement of all of the claims of the Wolfe and Collier estates, as well as the classes they seek to represent. As a result of the preliminary approval, the Court consolidated the two cases and certified a single class that consists of the heirs or estates of the estates and heirs of all former American Greetings Corporation employees (i) who are deceased; (ii) who were not officers or directors of American Greetings; (iii) who were insured under one of the following corporate-owned life insurance plans: Provident Life & Accident 61153, Provident Life & Accident 61159, Mutual Benefit Life Insurance Company 111, Connecticut General ENX219, and Hartford Life Insurance Company 361; and (iv) for whom American Greetings has received a death benefit on or before the date on which the Court enters the Order of Preliminary Approval. Required notices to potential class members and to state attorney generals as required under the Class Action Fairness Act of 2005 were mailed May 30, 2013. On September 20, 2013, the Court entered a final order approving the settlement in the amount of $12.5 million. One half of the settlement amount was deposited by American Greetings Corporation into a settlement fund account on September 27, 2013, and the remaining half of the settlement amount will be deposited by American Greetings Corporation into the same settlement fund account on or before December 19, 2013. The settlement fund will be distributed in its entirety to those members of the class who present valid claims, their counsel, and a settlement administration vendor.

Carter/Wolfe/LMPERS Litigation. On September 26, 2012, the Corporation announced that the Board of Directors had received the Going Private Proposal. On September 27, 2012, Dolores Carter, a purported shareholder, filed a putative shareholder derivative and class action lawsuit (the “Carter Action”) in the Court of Common Pleas in Cuyahoga County, Ohio (the “Cuyahoga County Court”), against American Greetings Corporation and all of the members of the Board of Directors. The Carter Action alleges, among other things, that the directors of the Corporation breached their fiduciary duties owed to shareholders in evaluating and pursuing the proposal. The Carter Action further alleges claims for aiding and abetting breaches of fiduciary duty. Among other things, the Carter Action seeks declaratory relief. Subsequently, six more lawsuits were filed in the Cuyahoga County Court purporting to advance substantially similar claims on behalf of American Greetings against the members of the Board of Directors and, in certain cases, additional direct claims against American Greetings. One lawsuit was voluntarily dismissed. The other lawsuits, which remain pending, were consolidated by Judge Richard J. McMonagle on December 6, 2012 (amended order dated December 18, 2012) as In re American Greetings Corp. Shareholder Litigation, Lead Case No. CV 12 792421 (the “State Court Action”). Lead plaintiffs and lead plaintiffs’ counsel also were appointed.

On April 30, 2013, lead plaintiffs’ counsel filed a Consolidated Class Action Complaint. The Consolidated Complaint brings a single class claim against the members of the Corporation’s Board of Directors for alleged breaches of fiduciary duty and aiding and abetting. The plaintiffs allege that the preliminary proxy statement on Schedule 14A filed with the SEC on April 17, 2013 omits information necessary to permit the Corporation’s shareholders to determine if the Merger is in their best interest, that the controlling shareholders have abused their control of the Corporation, that the special committee appointed to oversee the transaction is not independent, and that the other members of the Board of Directors are also not independent. On June 13, 2013, defendants filed motions to dismiss the Consolidated Class Action Complaint based on plaintiffs’ failure to properly plead their claims as derivative actions, to exercise their statutory appraisal rights as the sole remedy for dissatisfaction with the proposed share price, and to overcome the business judgment rule with respect to their breach of fiduciary duty claims. The motions remain pending.

On July 16, 2013, the parties entered into a Memorandum of Understanding (“MOU”) agreeing in principle to settle the State Court Action on behalf of themselves and the putative settlement class, which includes all persons who owned any interest in the common stock of American Greetings Corporation (either of record or beneficially) at any time between and including September 26, 2012 and the effective date of the Merger. A Stipulation of Settlement subsequently was filed with the Cuyahoga County Court on August 8, 2013, and the Cuyahoga County Court preliminarily approved the settlement on August 15, 2013 (amended order dated September 4, 2013). The settlement provides for dismissal with prejudice of the State Court Action and a release of claims against defendants and released parties. As consideration to class members, the Corporation agreed to and did disclose additional information via a Form 8-K relating to the Merger, which was filed with the SEC on July 18, 2013. In addition, defendants acknowledge that the State Court Action contributed to the Weiss family Shareholders’ decision to increase the Merger consideration from $18.20 per share to $19.00 per share. The settlement also contemplates the payment of attorneys’ fees and reimbursement of expenses to class counsel, which the Corporation expects will be fully paid by the Corporation’s insurer.

The settlement is conditioned upon, among other things, final certification of the settlement class and final approval of the proposed settlement by the Cuyahoga County Court. The Cuyahoga County Court has scheduled a hearing concerning, among other things, whether the settlement should be approved as fair, reasonable, adequate, and in the best interest of the settlement class for October 24, 2013. There can be no assurance that the Cuyahoga County Court will approve the settlement. If the settlement conditions are not met, the proposed settlement would become void.

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

On April 17, 2013, R. David Wolfe filed a new derivative and putative class action (“Wolfe Action II”) in the Federal Court against the Corporation’s directors, certain members of the Weiss Family, and the Stone Entities, as well as the Corporation as a nominal defendant, challenging the Merger as financially and procedurally unfair to the Corporation and its minority shareholders. Mr. Wolfe subsequently filed an Amended Complaint on April 29, 2013. The Wolfe Action II seeks a declaratory judgment that Article Seventh precludes the Board of Directors and special committee from approving the Merger. In addition, the Wolfe Action II includes a derivative claim for breach of fiduciary duty against the Corporation’s directors for allegedly violating Article Seventh. Finally, the Wolfe Action II includes both a derivative and class action claim for breach of fiduciary duty against the Weiss Family defendants and the Stone Entities for allegedly seeking to acquire the minority shareholders’ interests at an unfair price. Defendants filed their Motions to Dismiss the Wolfe Action II Amended Complaint on July 8, 2013. On August 1, 2013, the Federal Court granted the parties’ joint motion to defer briefing on defendants’ motions to dismiss and to stay the action pending resolution of the settlement of the State Court Action.

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

Item 1A. Risk Factors

The information presented below updates and supplements the risk factors contained in our Annual Report on Form 10-K for the year ended February 28, 2013 and the Quarterly Report on Form 10-Q for the quarter ended May 31, 2013. The risks described herein and in such reports are not the only risks facing our Corporation. Additional risks and uncertainties, which we do not presently consider material or of which we are not currently aware, may also have an adverse impact on us.

We are indirectly owned and controlled by members of the Weiss family, and their interests as equity holders may conflict with the interests of holders of our debt.

We are indirectly owned and controlled by the Weiss family, some of whom are executive officers and directors of the Corporation and who have the ability to control our policy and operations. The interests of members of the Weiss family may not in all cases be aligned with interests of the holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our members of the Weiss family might conflict with the interests of holders of our debt. In addition, members of the Weiss family may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve heightened risks to holders of our debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2012, American Greetings announced that its Board of Directors authorized a program to repurchase up to $75 million of its Class A common shares. There was no set expiration date for this program; however, purchases under this program were suspended due to the Going Private Proposal referred to in the overview section of this Form 10-Q. As a result of the closing of the Merger, on August 9, 2013, each share of common stock, par value $0.01, of Merger Sub was converted into and became one common share, par value $0.01, of the Corporation, and each issued and outstanding Class A common share and Class B common share of the Corporation (other than shares owned by the Corporation, Parent, Merger Sub and holders of common shares who properly demanded dissenters’ rights) was cancelled and converted into the right to receive $19.00, in cash, without interest and less any applicable withholding taxes. Accordingly, the only authorized and outstanding capital stock of the Corporation is 100 common shares, par value $0.01, all of which are held by Parent. With the completion of the Merger, the Corporation’s common stock is no longer traded on the New York Stock Exchange and the Corporation’s share repurchase program is no longer in effect.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

31 (a)	Certification of co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended August 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the quarters ended August 30, 2013, and August 24, 2012, (ii) Consolidated Statement of Comprehensive (Loss) Income for the quarters ended August 30, 2013, and August 24, 2012, (iii) Consolidated Statement of Financial Position at August 30, 2013, February 28, 2013 and August 24, 2012, (iv) Consolidated Statement of Cash Flows for the six months ended August 30, 2013, and August 24, 2012, (v) Consolidated Statement of Shareholder’s Equity and (vi) Notes to the Consolidated Financial Statements for the quarter ended August 30, 2013.

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

October 9, 2013

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)