Form 10-Q
period 2013-11-29
AMERICAN GREETINGS CORP
filed 2014-01-08
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2013

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

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of January 8, 2014, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 29, 2013	November 23, 2012	November 29, 2013	November 23, 2012
Net sales	$502,107	$499,368	$1,406,319	$1,275,139
Other revenue	5,409	7,446	18,921	18,617

Total revenue	507,516	506,814	1,425,240	1,293,756

Material, labor and other production costs	244,829	244,071	625,340	584,667
Selling, distribution and marketing expenses	177,154	190,041	502,500	466,199
Administrative and general expenses	74,814	74,483	228,578	225,521
Other operating (income) expense – net	(2,368)	(1,977)	(6,647)	9,017

Operating income	13,087	196	75,469	8,352

Interest expense	8,454	4,504	18,199	13,314
Interest income	(29)	(65)	(222)	(297)
Other non-operating expense (income) – net	1,047	(2,144)	(4,351)	(6,915)

Income (loss) before income tax expense (benefit)	3,615	(2,099)	61,843	2,250

Income tax expense (benefit)	310	(1,290)	30,366	63

Net income (loss)	$3,305	$(809)	$31,477	$2,187

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 29, 2013	November 23, 2012	November 29, 2013	November 23, 2012
Net income (loss)	$3,305	$(809)	$31,477	$2,187

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,996	2,680	8,336	(91)
Pension and postretirement benefit adjustments	192	145	1,009	643
Unrealized loss on securities	—	—	(4)	(1)

Other comprehensive income, net of tax	10,188	2,825	9,341	551

Comprehensive income	$13,493	$2,016	$40,818	$2,738

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars)

	(Unaudited)	(Note 1)	(Unaudited)
	November 29, 2013	February 28, 2013	November 23, 2012
ASSETS

Current assets
Cash and cash equivalents	$15,775	$86,059	$63,291
Trade accounts receivable, net	201,392	105,497	197,844
Inventories	291,372	242,447	264,330
Deferred and refundable income taxes	47,252	72,560	80,502
Prepaid expenses and other	151,277	155,343	155,543

Total current assets	707,068	661,906	761,510

Other assets	421,326	456,751	460,647
Deferred and refundable income taxes	98,646	92,354	120,870

Property, plant and equipment – at cost	848,233	821,759	809,439
Less accumulated depreciation	468,015	449,307	447,747

Property, plant and equipment – net	380,218	372,452	361,692

	$1,607,258	$1,583,463	$1,704,719

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities
Debt due within one year	$20,000	$—	$—
Accounts payable	124,163	119,777	194,945
Accrued liabilities	64,792	80,098	82,893
Accrued compensation and benefits	63,910	69,309	60,702
Income taxes payable	2,745	4,968	14,641
Deferred revenue	25,438	31,851	26,404
Other current liabilities	68,408	62,593	44,287

Total current liabilities	369,456	368,596	423,872

Long-term debt	622,328	286,381	356,832
Other liabilities	231,585	225,044	259,787
Deferred income taxes and noncurrent income taxes payable	19,921	21,565	21,008

Shareholder’s equity
Common shares – par value $.01 per share: 100 shares issued and outstanding	—	—	—
Common shares – Class A	—	29,088	28,849
Common shares – Class B	—	2,883	2,860
Capital in excess of par value	240,000	522,425	520,119
Treasury stock	—	(1,093,782)	(1,093,789)
Accumulated other comprehensive loss	(7,792)	(17,133)	(11,279)
Retained earnings	131,760	1,238,396	1,196,460

Total shareholder’s equity	363,968	681,877	643,220

	$1,607,258	$1,583,463	$1,704,719

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 29, 2013	November 23, 2012
OPERATING ACTIVITIES:
Net income	$31,477	$2,187
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	8,090	7,806
Net loss on disposal of fixed assets	559	394
Depreciation and intangible assets amortization	40,450	36,095
Provision for doubtful accounts	513	17,771
Clinton Cards secured debt (recovery) impairment	(4,232)	10,043
Deferred income taxes	10,988	809
Gain related to Party City investment	(3,262)	(4,293)
Other non-cash charges	2,090	892
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(94,636)	(101,363)
Inventories	(43,588)	(39,105)
Other current assets	14,817	(17,877)
Income taxes	6,465	(15,336)
Deferred costs – net	15,021	23,702
Accounts payable and other liabilities	(21,935)	112,283
Other – net	4,053	(1,913)

Total Cash Flows From Operating Activities	(33,130)	32,095

INVESTING ACTIVITIES:
Property, plant and equipment additions	(45,336)	(87,408)
Cash payments for business acquisitions, net of cash acquired	—	621
Proceeds from sale of fixed assets	1,630	559
Purchase of Clinton Cards debt	—	(56,560)
Proceeds from Clinton Cards administration	4,982	—
Proceeds related to Party City investment	12,105	4,920

Total Cash Flows From Investing Activities	(26,619)	(137,868)

FINANCING ACTIVITIES:
Proceeds from revolving lines of credit	311,336	355,601
Repayments on revolving lines of credit	(295,236)	(223,950)
Proceeds from term loan	339,250	—
Issuance, exercise or settlement of share-based payment awards	(4,487)	(496)
Tax benefit (deficiency) from share-based payment awards	279	(376)
Contribution from parent	240,000	—
Purchase of treasury shares	—	(78,742)
Payments to shareholders to effect merger	(568,303)	—
Dividends to shareholders	(27,809)	(15,182)
Debt issuance costs	(6,545)	—

Total Cash Flows From Financing Activities	(11,515)	36,855
EFFECT OF EXCHANGE RATE CHANGES ON CASH	980	(229)

DECREASE IN CASH AND CASH EQUIVALENTS	(70,284)	(69,147)

Cash and Cash Equivalents at Beginning of Year	86,059	132,438

Cash and Cash Equivalents at End of Period	$15,775	$63,291

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

Nine Month Period ended November 29, 2013

Thousands of dollars except per share amounts

						Accumulated
				Capital in		Other
	Common Shares			Excess of	Treasury	Comprehensive	Retained
	Common	Class A	Class B	Par Value	Stock	Loss	Earnings	Total
BALANCE MARCH 1, 2013	$—	$29,088	$2,883	$522,425	$(1,093,782)	$(17,133)	$1,238,396	$681,877
Net income	—	—	—	—	—	—	31,477	31,477
Other comprehensive income	—	—	—	—	—	9,341	—	9,341
Cash dividends to common shareholders - $.30 per share (pre-merger)	—	—	—	—	—	—	(9,614)	(9,614)
Cash dividends to parent	—	—	—	—	—	—	(18,195)	(18,195)
Sale of shares under benefit plans, including tax benefits	—	223	28	560	342	—	(1,080)	73
Contribution from parent	—	—	—	240,000	—	—	—	240,000
Payments to shareholders to effect merger	—	(29,305)	(606)	—	(538,392)	—	—	(568,303)
Cancellation of Family Shareholders’ shares	—	(5)	(2,307)	—	—	—	2,312	—
Stock compensation expense	—	—	—	4,125	—	—	—	4,125
Stock grants and other	—	(1)	2	2	25	—	(5)	23
Conversion of restricted stock and performance share programs to cash-settled/liability-based	—	—	—	(6,498)	—	—	—	(6,498)
Settlement of stock options	—	—	—	(3,933)	—	—	—	(3,933)
Settlement of non-executive director awards	—	—	—	(371)	—	—	—	(371)
Cancellation of Family Shareholders’ restricted stock and performance shares	—	—	—	3,966	—	—	—	3,966
Cancellation of treasury shares	—	—	—	(520,276)	1,631,807	—	(1,111,531)	—

BALANCE NOVEMBER 29, 2013	$—	$—	$—	$240,000	$—	$(7,792)	$131,760	$363,968

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended November 29, 2013 and November 23, 2012

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

As of November 29, 2013, the Corporation held an approximately 15% equity interest in Schurman Fine Papers (“Schurman”), which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current period, the Corporation reassessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of November 29, 2013 includes:

•	the limited guaranty (“Liquidity Guaranty”) of Schurman’s indebtedness of $10.0 million;

•	normal course of business trade and other accounts receivable due from Schurman of $28.4 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $8.5 million, $11.8 million and $15.0 million as of November 29, 2013, February 28, 2013 and November 23, 2012, respectively.

The Corporation provides Schurman limited credit support through the provision of a Liquidity Guaranty in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in July 2016. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of November 29, 2013 requiring the use of the Liquidity Guaranty.

During the quarter ended November 29, 2013, the Corporation determined that, due to continued operating losses, shareholders’ deficit and lack of return on the Corporation’s investment, the cost method investment was permanently impaired. As a result, the Corporation recorded an impairment charge in the amount of $1.9 million which reduced the carrying amount of the investment to zero. In addition, subsequent to the end of the current year third quarter, in order to mitigate ongoing risks to the Corporation that may arise from retaining an equity interest in Schurman, the Corporation transferred to Schurman its 15% equity interest and, as a result, no longer has an equity interest in Schurman.

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

In connection with the Merger, common shares held by the shareholders of the Corporation, other than the Family Shareholders, were converted into the right to receive $19.00 per share in cash. Common shares held by the Family Shareholders were contributed to Parent as equity and thereafter cancelled for no consideration. As a result of the Merger, all formerly outstanding and treasury Class A and Class B common shares have been cancelled. As described in the Agreement and Plan of Merger, all stock based compensation plans of the Corporation were modified, settled or cancelled as a result of the Merger. All outstanding stock based compensation related to the Family Shareholders was cancelled without consideration. For employee stock based compensation, other than Family Shareholder employees, all outstanding stock options were settled for cash and the performance share and restricted stock unit programs were converted into cash programs, with any performance shares and restricted stock units being converted to the right to receive $19.00 per share in the event that the performance share or restricted stock units are earned by the employee at a future date.

The Corporation incurred costs associated with the Merger which included transaction costs and incremental compensation expense related to the settlement of stock options and modification and cancellation of outstanding restricted stock units and performance shares. The charges incurred in the nine months ended November 29, 2013 associated with the Merger that do not have comparative amounts in the prior year period are reflected on the Consolidated Statement of Operations as follows:

	Nine Months Ended
	November 29, 2013
(In millions)	Incremental compensation expense	Transaction- related costs	Total
Administrative and general expenses	$10.4	$17.4	$27.8

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

In connection with the Merger, Parent issued $245 million of preferred stock. Parent may elect to either accrue or pay cash for dividends on the preferred stock. The preferred stock carries a cash dividend rate of LIBOR plus 11.5%. Prior to the payment of dividends by Parent, it is expected that the Corporation will provide Parent with the cash flow for Parent to pay dividends on the preferred stock. Assuming the dividends are paid regularly in cash, rather than accrued, the annual cash required to pay the dividend is expected to be approximately $29 million while the entire issuance of the preferred stock is outstanding. During the three months ended November 29, 2013, the Corporation made a cash dividend payment of $18.2 million to Parent of which $4.2 million was used for the payment of dividends on the preferred stock.

Also in connection with the Merger, the Corporation paid approximately $14 million of stock issuance and transaction related expenses on behalf of Parent. Parent repaid this amount on October 1, 2013.

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

Under the terms of the agreement, the Corporation originally expected to acquire approximately 400 stores from the Sellers, together with related inventory and overhead, as well as the Clinton Cards and related brands. As of November 29, 2013, the Corporation had completed 388 lease assignments. The number of stores that the Corporation is operating, including both lease assignments and new stores, is 403. The estimated future minimum rental payments for noncancelable operating leases related to the 403 stores is approximately $370 million.

The stores and assets not acquired by the Corporation remain part of the administration process. It is anticipated that these remaining assets not purchased by the Corporation will be liquidated and the proceeds will be used to repay the creditors of the Sellers, including the Corporation. The Corporation will seek to recover the remaining senior secured debt claim held by it through the liquidation process. However, based on the estimated recovery information provided by the Administrators, the Corporation recorded an aggregate charge of $8.1 million in 2013 relating to the senior secured debt it acquired in the first quarter of the prior year. In the nine months ended November 29, 2013, based on updated estimated recovery information provided by the Administrators, the Corporation recorded adjustments to the charge resulting in first, second and third quarter gains of $2.0 million, $0.4 million and $1.8 million, respectively. In the second quarter of 2014 the Corporation received a cash distribution from the Administrators of $5.0 million. The remaining balance of the senior secured debt is $10.4 million (£6.4 million) as of November 29, 2013 and is included in “Prepaid expenses and other” on the Consolidated Statement of Financial Position. The liquidation process was originally expected to take approximately twelve months from the closing of the transaction on June 6, 2012. The process is currently expected to be completed during fiscal year 2015.

The prior year nine month period included charges of $37.5 million associated with the aforementioned acquisition and are reflected on the Consolidated Statement of Operations as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$4.0	$—	$—	$—	$4.0
Administrative and general expenses	—	17.2	6.3	—	23.5
Other operating (income) expense - net	—	—	—	10.0	10.0

	$4.0	$17.2	$6.3	$10.0	$37.5

These charges are reflected in the Corporation’s reportable segments as follows:

(In millions)	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
International Social Expression Products	$4.0	$17.2	$—	$—	$21.2
Unallocated	—	—	6.3	10.0	16.3

	$4.0	$17.2	$6.3	$10.0	$37.5

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

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2013	November 23, 2012	November 29, 2013	November 23, 2012
Royalty revenue	$5,046	$7,085	$17,964	$17,947

Royalty expenses
Material, labor and other production costs	$1,954	$2,794	$5,453	$7,795
Selling, distribution and marketing expenses	1,431	1,856	4,615	5,235
Administrative and general expenses	421	467	1,322	1,330

	$3,806	$5,117	$11,390	$14,360

In addition to the expenses disclosed above, during the prior year first quarter, the Corporation incurred charges of $2.1 million associated with its licensing business. See Note 7 for further information.

Note 7 – Other Income and Expense

Other Operating (Income) Expense – Net

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2013	November 23, 2012	November 29, 2013	November 23, 2012
Clinton Cards secured debt (recovery) impairment	$(1,804)	$—	$(4,232)	$10,043
Termination of certain agency agreements	—	—	—	2,125
Loss on asset disposal	672	240	559	394
Miscellaneous	(1,236)	(2,217)	(2,974)	(3,545)

Other operating (income) expense – net	$(2,368)	$(1,977)	$(6,647)	$9,017

The Corporation recorded a loss of $10.0 million during the nine months ended November 23, 2012, related to the senior secured debt of Clinton Cards. During the three and nine month periods ended November 29, 2013 the impairment of the secured debt of Clinton Cards was adjusted based on current estimated recovery information provided by the Administrators, resulting in a gain of $1.8 million and $4.2 million, respectively. See Note 4 for further information.

In May 2012, the Corporation recorded expenses totaling $2.1 million related to the termination of certain agency agreements associated with its licensing business.

Other Non-Operating Expense (Income) – Net

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2013	November 23, 2012	November 29, 2013	November 23, 2012
Impairment of investment in Schurman	$1,935	$—	$1,935	$—
Gain related to Party City investment	—	(1,141)	(3,262)	(4,293)
Foreign exchange gain	(454)	(552)	(1,729)	(948)
Rental income	(408)	(450)	(1,294)	(1,496)
Miscellaneous	(26)	(1)	(1)	(178)

Other non-operating expense (income) – net	$1,047	$(2,144)	$(4,351)	$(6,915)

During the quarter ended November 29, 2013, the Corporation recognized an impairment loss of $1.9 million associated with its investment in Schurman. See Note 1 for further information.

In July 2013, the Corporation recognized a gain totaling $3.3 million related to a cash distribution from Party City. See Note 1 for further information. During the three and nine month periods ended November 29, 2012, the Corporation realized a gain of $1.1 million and $4.3 million, respectively, from the sale of a portion of its investment in Party City.

Note 8 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) for the nine months ended November 29, 2013 are as follows.

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Other Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 28, 2013	$12,594	$(29,731)	$4	$(17,133)
Other comprehensive income (loss) before reclassifications	8,336	202	(4)	8,534
Amounts reclassified from accumulated other comprehensive income (loss)	—	807	—	807

Net current period other comprehensive income (loss)	8,336	1,009	(4)	9,341

Balance at November 29, 2013	$20,930	$(28,722)	$—	$(7,792)

The reclassifications out of accumulated other comprehensive income (loss) are as follows.

(In thousands)	Nine Months Ended November 29, 2013	Classification on Consolidated Statement of Operations
Amortization of pension and other postretirement benefits items
Actuarial losses, net	$(1,919)	Administrative and general expenses
Prior service cost	807	Administrative and general expenses

	(1,112)
Tax benefit	305	Income tax expense

Total, net of tax	(807)

Total reclassifications	$(807)

Note 9 – Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 29, 2013	February 28, 2013	November 23, 2012
Allowance for seasonal sales returns	$30,028	$24,574	$35,506
Allowance for outdated products	9,848	11,156	11,850
Allowance for doubtful accounts	3,934	3,419	5,670
Allowance for marketing funds	28,416	28,610	29,599
Allowance for rebates	29,191	31,771	30,012

	$101,417	$99,530	$112,637

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $15.4 million, $13.5 million and $14.0 million as of November 29, 2013, February 28, 2013 and November 23, 2012, respectively.

Note 10 – Inventories

(In thousands)	November 29, 2013	February 28, 2013	November 23, 2012
Raw materials	$22,447	$21,303	$18,803
Work in process	8,178	6,683	7,051
Finished products	323,204	278,573	302,101

	353,829	306,559	327,955
Less LIFO reserve	85,617	84,166	82,976

	268,212	222,393	244,979
Display materials and factory supplies	23,160	20,054	19,351

	$291,372	$242,447	$264,330

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $82.0 million, $59.7 million and $72.5 million as of November 29, 2013, February 28, 2013 and November 23, 2012, respectively.

Note 11 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	November 29, 2013	February 28, 2013	November 23, 2012
Prepaid expenses and other	$103,173	$93,873	$98,211
Other assets	301,844	332,159	346,056

Deferred cost assets	405,017	426,032	444,267

Other current liabilities	(64,652)	(61,282)	(43,654)
Other liabilities	(83,100)	(92,153)	(124,353)

Deferred cost liabilities	(147,752)	(153,435)	(168,007)

Net deferred costs	$257,265	$272,597	$276,260

The Corporation maintains an allowance for deferred costs related to supply agreements of $5.6 million, $7.9 million and $7.8 million at November 29, 2013, February 28, 2013 and November 23, 2012, respectively. This allowance is included in “Other assets” in the Consolidated Statement of Financial Position.

Note 12 – Debt

Debt due within one year totaled $20.0 million as of November 29, 2013, which represented the current maturity of the term loan. There was no debt due within one year as of February 28, 2013 and November 23, 2012.

Long-term debt and their related calendar year due dates as of November 29, 2013, February 28, 2013 and November 23, 2012, respectively, were as follows:

(In thousands)	November 29, 2013	February 28, 2013	November 23, 2012
Term loan, due 2019	$350,000	$—	$—
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2017	—	61,200	131,651
Revolving credit facility, due 2018	77,300	—	—
6.10% senior notes, due 2028	181	181	181

	652,481	286,381	356,832
Current portion of term loan	(20,000)	—	—
Unamortized original issue discount	(10,153)	—	—

	$622,328	$286,381	$356,832

At November 29, 2013, the balances outstanding on the revolving credit facility and the term loan facility bear interest at a rate of approximately 3.2% and 4.0%, respectively. In addition to the balances outstanding on the aforementioned agreements, the Corporation also finances certain transactions with some of its vendors, which include a combination of various guaranties and letters of credit. At November 29, 2013, the Corporation had credit arrangements under a credit facility and an accounts receivable facility (as described below) to support the letters of credit in the amount of $150.0 million with $27.3 million of credit outstanding.

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

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $228.8 million (at a carrying value of $225.2 million), $233.6 million (at a carrying value of $225.2 million) and $241.9 million (at a carrying value of $225.2 million) at November 29, 2013, February 28, 2013 and November 23, 2012, respectively.

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

Accounts Receivable Facility

The Corporation is also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of November 29, 2013, February 28, 2013 and November 23, 2012.

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

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $427.3 million (at a carrying value of $427.3 million), $61.2 million (at a carrying value of $61.2 million) and $131.7 million (at a carrying value of $131.7 million) at November 29, 2013, February 28, 2013 and November 23, 2012, respectively.

At November 29, 2013, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension
	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2013	November 23, 2012	November 29, 2013	November 23, 2012
Service cost	$315	$386	$955	$1,053
Interest cost	1,766	1,864	5,244	5,547
Expected return on plan assets	(1,577)	(1,632)	(4,718)	(4,854)
Amortization of prior service cost	68	61	170	184
Amortization of actuarial loss	871	1,005	2,701	2,636

	$1,443	$1,684	$4,352	$4,566

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2013	November 23, 2012	November 29, 2013	November 23, 2012
Service cost	$48	$88	$323	$513
Interest cost	572	531	1,797	2,131
Expected return on plan assets	(775)	(893)	(2,300)	(2,573)
Amortization of prior service credit	(327)	(519)	(977)	(1,557)
Amortization of actuarial gain	(357)	(339)	(782)	(339)

	$(839)	$(1,132)	$(1,939)	$(1,825)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the nine months ended November 29, 2013 was $4.9 million, compared to $3.9 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and nine month periods ended November 29, 2013 were $1.3 million and $4.0 million ($2.3 million and $4.9 million for the three and nine month periods ended November 23, 2012), respectively. The profit-sharing plan and 401(k) matching expenses for the nine month periods are estimates as actual contributions are determined after fiscal year-end.

At November 29, 2013, February 28, 2013 and November 23, 2012, the liability for postretirement benefits other than pensions was $18.6 million, $15.7 million and $28.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At November 29, 2013, February 28, 2013 and November 23, 2012, the long-term liability for pension benefits was $81.0 million, $81.4 million and $75.7 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the assets and liabilities measured at fair value as of November 29, 2013:

(In thousands)	November 29, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,129	$8,814	$3,315	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,295	$8,814	$4,481	$—

The following table summarizes the assets and liabilities measured at fair value as of February 28, 2013:

(In thousands)	February 28, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$10,636	$9,175	$1,461	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$10,636	$9,175	$1,461	$—

The following table summarizes the assets and liabilities measured at fair value as of November 23, 2012:

(In thousands)	November 23, 2012	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$10,177	$8,645	$1,532	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$10,177	$8,645	$1,532	$—

The deferred compensation plan includes investments in mutual funds and a money market fund. Assets held in mutual funds were recorded at fair value, which was considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. The money market fund was classified as Level 2 as substantially all of the fund’s investments were determined using amortized cost. The fair value of the nonqualified deferred compensation plan liabilities is based on the fair value of: (i) the plan’s assets for invested deferrals and (ii) hypothetical investments for unfunded deferrals resulting from the conversion of memorandum restricted stock units to future cash-settled obligations pursuant to the Merger. Prior to the Merger, the assets and related obligation associated with deferred memorandum restricted stock units were carried at cost in equity and offset each other.

Note 15 - Contingency

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

On May 22, 2013, the Court preliminarily approved a full and final settlement of all the claims of the Wolfe and Collier estates, as well as the classes they seek to represent. As a result of the preliminary approval, the Court consolidated the two cases and certified a single class that consists of the heirs or estates of the estates and heirs of all former American Greetings Corporation employees (i) who are deceased; (ii) who were not officers or directors of American Greetings Corporation; (iii) who were insured under one of the following corporate-owned life insurance plans: Provident Life & Accident 61153, Provident Life & Accident 61159, Mutual Benefit Life Insurance Company 111, Connecticut General ENX219, and Hartford Life Insurance Company 361; and (iv) for whom American Greetings Corporation has received a death benefit on or before the date on which the Court enters the Order of Preliminary Approval. Required notices to potential class members and to state attorney generals as required under the Class Action Fairness Act of 2005 were mailed on May 30, 2013. On September 20, 2013, the Court entered a final order approving the settlement in the amount of $12.5 million. This amount was accrued prior to the first quarter of 2014. One half of the settlement amount was deposited by American Greetings Corporation into a settlement fund account on September 27, 2013, and the remaining half of the settlement amount was deposited by American Greetings Corporation into the same settlement fund account on November 12, 2013. The settlement fund will be distributed in its entirety to those members of the class who present valid claims, their counsel, and a settlement administration vendor.

Carter/Wolfe/LMPERS Litigation

On September 26, 2012, we announced that our Board of Directors received a non-binding proposal from Zev Weiss, the Corporation’s Chief Executive Officer, and Jeffrey Weiss, the Corporation’s President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of the outstanding Class A common shares and Class B common shares of the Corporation not currently owned by them (the “Going Private Proposal”). On September 27, 2012, Dolores Carter, a purported shareholder, filed a putative shareholder derivative and class action lawsuit (the “Carter Action”) in the Court of Common Pleas in Cuyahoga County, Ohio (the “Cuyahoga County Court”), against American Greetings Corporation and all of the members of the Board of Directors. The Carter Action alleges, among other things, that the directors of the Corporation breached their fiduciary duties owed to shareholders in evaluating and pursuing the proposal. The Carter Action further alleges claims for aiding and abetting breaches of fiduciary duty. Among other things, the Carter Action seeks declaratory relief. Subsequently, six more lawsuits were filed in the Cuyahoga County Court purporting to advance substantially similar claims on behalf of American Greetings Corporation against the members of the Board of Directors and, in certain cases, additional direct claims against American Greetings Corporation. One lawsuit was voluntarily dismissed. The other lawsuits were consolidated by Judge Richard J. McMonagle on December 6, 2012 (amended order dated December 18, 2012) as In re American Greetings Corp. Shareholder Litigation, Lead Case No. CV 12 792421 (the “State Court Action”). Lead plaintiffs and lead plaintiffs’ counsel also were appointed.

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

The settlement is conditioned upon, among other things, final certification of the settlement class and final approval of the proposed settlement by the Cuyahoga County Court. On December 12, 2013, the Cuyahoga County Court granted Plaintiff’s Motion for Final Approval of the Settlement.

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

On April 17, 2013, R. David Wolfe filed a new derivative and putative class action (“Wolfe Action II”) in the Federal Court against the Corporation’s directors, certain members of the Weiss Family, and the Stone Entities, as well as the Corporation as a nominal defendant, challenging the Merger as financially and procedurally unfair to the Corporation and its minority shareholders. Mr. Wolfe subsequently filed an Amended Complaint on April 29, 2013. The Wolfe Action II sought a declaratory judgment that Article Seventh precludes the Board of Directors and special committee from approving the Merger. In addition, the Wolfe Action II included a derivative claim for breach of fiduciary duty against the Corporation’s directors for allegedly violating Article Seventh. Finally, the Wolfe Action II included both a derivative and class action claim for breach of fiduciary duty against the Weiss Family defendants and the Stone Entities for allegedly seeking to acquire the minority shareholders’ interests at an unfair price. Defendants filed their Motions to Dismiss the Wolfe Action II amended Complaint on July 8, 2013. On August 1, 2013, the Federal Court granted the parties’ joint motion to defer briefings on defendants’ motions to dismiss and to stay the action pending resolution of the settlement of the State Court Action. Given the entry of Final Approval of the settlement of the State Court Action, the parties filed a Stipulation and Dismissal of the Wolfe Action II on December 23, 2013. The Federal Court entered the Dismissal of the Wolfe Action II on the same date.

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

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income (loss) before income tax expense (benefit) for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 8.6% and 49.1% for the three and nine months ended November 29, 2013, respectively, and 61.5% and 2.8% for the three and nine months ended November 23, 2012, respectively. The lower than statutory rate for the three months ended November 29, 2013 is due primarily to the release of reserves upon lapse of the applicable statutes and related to positions that have been effectively settled under audit. The higher than statutory rate for the nine months ended November 29, 2013 is due primarily to the recording of an $8.0 million valuation allowance against certain net operating loss and foreign tax credit carryforwards which the Corporation believes will expire unused. The valuation allowance was recorded in accordance with Internal Revenue Code section 382 and 383 due to the Merger as previously disclosed in Note 3. The lower than statutory rate for the nine months ended November 23, 2012 is due primarily to the release of reserves upon lapse of the applicable statutes and lower taxable income.

At November 29, 2013, the Corporation had unrecognized tax benefits of $19.8 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $16.8 million. During the third quarter of 2014, the Corporation’s unrecognized tax benefits decreased $1.9 million due to the release of reserves upon expiration of the applicable statutes and positions that have been effectively settled under audit. It is reasonably possible that the Corporation’s unrecognized tax positions as of November 29, 2013 could decrease $3.1 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1996, which are currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the nine months ended November 29, 2013, the Corporation’s net expense netted to zero related to interest and penalties on unrecognized tax benefits and refundable income taxes. As of November 29, 2013, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $4.5 million.

The Corporation is subject to examination by the Internal Revenue Service for tax years 2010 to the present and various U.S. state and local jurisdictions for tax years 1996 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions including Australia, Canada, New Zealand and the United Kingdom for tax years 2006 to the present.

Note 17 – Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. At November 29, 2013, the Retail Operations segment operated 403 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices. The Corporation’s non-reportable operating segments primarily include licensing activities and the design, manufacture and sale of display fixtures.

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2013	November 23, 2012	November 29, 2013	November 23, 2012
Total Revenue:

North American Social Expression Products	$342,185	$333,852	$932,166	$908,267

International Social Expression Products	94,639	101,972	228,812	239,486
Intersegment items	(24,200)	(25,538)	(44,029)	(39,080)

Net	70,439	76,434	184,783	200,406

Retail Operations	64,875	67,635	202,325	107,519

AG Interactive	15,935	15,982	45,139	47,255

Non-reportable segments	14,082	12,911	60,827	30,309

	$507,516	$506,814	$1,425,240	$1,293,756

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2013	November 23, 2012	November 29, 2013	November 23, 2012
Segment Earnings (Loss):

North American Social Expression Products	$22,894	$22,099	$124,286	$98,757

International Social Expression Products	8,539	3,413	13,278	(18,855)
Intersegment items	(2,297)	(4,123)	(6,022)	(11,525)

Net	6,242	(710)	7,256	(30,380)

Retail Operations	(12,825)	(11,473)	(25,261)	(16,579)

AG Interactive	3,477	5,331	9,955	13,713

Non-reportable segments	5,710	3,259	23,151	5,501

Unallocated
Interest expense	(8,454)	(4,504)	(18,199)	(13,314)
Profit-sharing plan expense	(407)	(423)	(4,872)	(3,852)
Stock-based compensation expense	—	(2,965)	(13,596)	(7,806)
Corporate overhead expense	(13,022)	(12,713)	(40,877)	(43,790)

	(21,883)	(20,605)	(77,544)	(68,762)

	$3,615	$(2,099)	$61,843	$2,250

For the nine months ended November 29, 2013, stock-based compensation in the table above includes non-cash stock-based compensation prior to the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the Merger, a portion of which is non-cash. There is no stock-based compensation subsequent to the Merger as these plans were converted into cash compensation plans at the time of the Merger. See Note 3 for further information.

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

Refer to Note 4 for segment information related to certain prior year charges associated with activities and transactions in connection with the acquisition of Clinton Cards that do not have comparative amounts in the current year; and to Note 3 for current year charges associated with the Merger that do not have comparative amounts in the prior year.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $2.5 million, $6.0 million and $4.7 million at November 29, 2013, February 28, 2013 and November 23, 2012, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

Overview

Merger

On September 26, 2012, we announced that our Board of Directors received a non-binding proposal from Zev Weiss, the Corporation’s then Chief Executive Officer, and Jeffrey Weiss, the Corporation’s then President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of the outstanding Class A common shares and Class B common shares of the Corporation not currently owned by them (the “Going Private Proposal”). In connection with the Going Private Proposal, on March 29, 2013, we signed an agreement and plan of merger (as amended on July 3, 2013, the “Merger Agreement”), among the Corporation, Century Intermediate Holding Company, a Delaware corporation (“Parent”), and Century Merger Company, an Ohio corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). At a special meeting of shareholders held on August 7, 2013, the shareholders of the Corporation voted to adopt the Merger Agreement, and the merger contemplated thereby (the “Merger”). On August 9, 2013, the Corporation completed the Merger. As a result of the Merger, the Corporation is now wholly owned by Parent, which is indirectly owned by Morry Weiss, the Chairman of the Board of the Corporation, Zev Weiss, Jeffrey Weiss and certain other members of the Weiss family and related entities (the “Family Shareholders”). At the effective time of the Merger, each issued and outstanding share of the Corporation (other than shares owned by the Corporation, Parent (which at the effective time of the Merger included all shares previously held by the Family Shareholders) or Merger Sub) was converted into the right to receive $19.00 per share in cash. All other shares of the Corporation were cancelled without consideration.

Third Quarter Results of Operations

Net sales in the third quarter increased $2.7 million or 0.5% compared to the prior year period. Increased net sales of greeting cards, gift packaging products, party goods and fixtures were partially offset by lower net sales in our retail business and the unfavorable impact of foreign currency translation.

Third quarter operating income was $13.1 million compared to $0.2 million in the prior year period, an increase of $12.9 million. This improvement was primarily due to lower expenses associated with marketing, legal, retail operations, and our information systems refresh project, partially offset by higher variable compensation expense compared to the prior year period. Gross margin dollars were flat compared to the prior year quarter.

Net sales in the nine month period ended November 29, 2013 increased $131.2 million compared to the prior year period. The increase was driven by the prior year second quarter acquisition of certain assets of Clinton Cards PLC (“Clinton Cards”) and an unusually large contract in the fixtures business. The increase in net sales due to Clinton Cards was approximately $100 million and the fixtures business added about $32 million. During the current year first quarter, our fixtures business obtained a contract to supply fixtures to a large consumer electronics company. This contract, which was completed in the second quarter, contributed approximately $26 million of net sales during the year. The fixtures business is included in the Non-reportable section of our segment reporting.

Due to our fiscal calendar cycle, the current year nine month period ended on November 29, 2013, compared to November 23, 2012 in the prior year. This difference in fiscal quarter cut-off dates equates to six additional days, or 2.2% more selling days in the current year nine months. This timing did not significantly impact the third quarter results and is not expected to impact the full year results, but will result in fewer selling days in the current year fourth quarter compared to the prior year fourth quarter. We estimate that the additional six days equates to approximately $18 million of net sales, primarily greeting cards.

In addition, net sales in the nine month period ended November 29, 2013 were unfavorably impacted by foreign currency translation and lower sales of greeting cards and other ancillary products, which in total decreased net sales approximately $19 million compared to the prior year nine month period.

Operating income in the nine months ended November 29, 2013 was $75.5 million compared to $8.4 million in the prior year period, an improvement of approximately $67 million. The prior year period included costs of $37.5 million related to the Clinton Cards acquisition and approximately $2 million of costs related to the Merger. The nine months ended November 29, 2013 included approximately $28 million of costs related to the Merger and a gain of approximately $4 million related to the Clinton’s acquisition. The remaining improvement was driven by the North American Social Expression Products segment due to higher net sales and lower spending on marketing and the information systems refresh project, the fixtures business due to higher sales, and the International Social Expression Products segment due to favorable product mix, lower supply chain and scrap expense, and other costs savings.

Results of Operations

Three months ended November 29, 2013 and November 23, 2012

Net income was $3.3 million in the third quarter compared to net loss of $0.8 million in the prior year third quarter.

Our results for the three months ended November 29, 2013 and November 23, 2012 are summarized below:

(Dollars in thousands)	2013	% Total Revenue	2012	% Total Revenue
Net sales	$502,107	98.9%	$499,368	98.5%
Other revenue	5,409	1.1%	7,446	1.5%

Total revenue	507,516	100.0%	506,814	100.0%

Material, labor and other production costs	244,829	48.2%	244,071	48.2%
Selling, distribution and marketing expenses	177,154	34.9%	190,041	37.5%
Administrative and general expenses	74,814	14.7%	74,483	14.7%
Other operating income – net	(2,368)	(0.4%)	(1,977)	(0.4%)

Operating income	13,087	2.6%	196	0.0%

Interest expense	8,454	1.7%	4,504	0.9%
Interest income	(29)	(0.0%)	(65)	(0.0%)
Other non-operating expense (income) – net	1,047	0.2%	(2,144)	(0.4%)

Income (loss) before income tax expense (benefit)	3,615	0.7%	(2,099)	(0.4%)
Income tax expense (benefit)	310	0.0%	(1,290)	(0.3%)

Net income (loss)	$3,305	0.7%	$(809)	(0.2%)

For the three months ended November 29, 2013, consolidated net sales were $502.1 million, an increase of $2.7 million, or 0.5%, from $499.4 million in the prior year third quarter. The increase was primarily related to increases in sales of greeting cards, gift packaging and party goods of approximately $4 million, $4 million and $2 million, respectively. In addition, net sales in our fixtures business increased by approximately $3 million. These increases were partially offset by decreases in sales of other ancillary products and sales through our retail stores of approximately $3 million each. Foreign currency translation had an unfavorable impact on net sales for the quarter ended November 29, 2013 of approximately $4 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $2.0 million during the three months ended November 29, 2013 compared to the prior year third quarter.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended November 29, 2013 and November 23, 2012 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2013	2012	2013	2012	2013	2012
Unit volume	(4.5%)	(0.7%)	8.2%	(4.1%)	(1.7%)	(1.4%)
Selling prices	2.5%	1.6%	0.0%	(1.4%)	1.9%	0.8%
Overall increase / (decrease)	(2.1%)	0.9%	8.2%	(5.5%)	0.2%	(0.7%)

During the third quarter, combined everyday and seasonal greeting card sales less returns increased 0.2% compared to the prior year quarter, including an increase in selling prices of 1.9%, partially offset by a decrease in unit volume of 1.7%. The overall increase was driven by selling price increases of everyday cards within our North American Social Expression Products segment and unit volume improvement of seasonal cards in both our North American Social Expression Products and our International Social Expression Products segments. These increases were substantially offset by the decrease in unit volume of everyday greeting cards in both our North American Social Expression Products and our International Social Expression Products segments.

Everyday card sales less returns for the third quarter decreased 2.1% compared to the prior year period due to unit decline of 4.5% partially offset by improvement in selling prices of 2.5%. The unit volume decline in the North American Social Expression Products segment was primarily driven by generally soft sales across most distribution channels and in the International Social Expression Products segment primarily due to lower sales to our Retail Operations segment. The selling price improvement was driven by our North American Social Expression Products segment.

Seasonal card sales less returns increased 8.2% during the third quarter compared to the prior year period, driven by an 8.2% increase in unit volume. The increase in unit volume during the current year quarter was partially driven by our Christmas programs in both our North American Social Expression Products and our International Social Expression Products segments due to year-over-year timing of seasonal shipments. Also contributing to the unit volume improvement was our Fall seasonal program within the North American Social Expression Products segment.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended November 29, 2013 were $244.8 million, compared to $244.1 million in the prior year three months, an increase of $0.7 million. As a percentage of total revenue, these costs were 48.2% in both periods. The $0.7 million increase was driven by an unfavorable volume variance of approximately $2 million due to the impact of higher sales in the current year third quarter, partially offset by the favorable impact of foreign currency translation of approximately $1 million. In addition, higher product content costs of approximately $3 million were offset by lower scrap expense of approximately $3 million.

Selling, distribution and marketing (“SDM”) expenses for the three months ended November 29, 2013 were $177.2 million compared to $190.0 million in the prior year third quarter, a decrease of $12.8 million. The decrease was driven primarily by lower marketing and product management expenses of approximately $10 million and a decrease in operating costs related to our retail stores of approximately $4 million. Partially offsetting these decreases were higher supply chain costs of approximately $1 million.

Administrative and general expenses were $74.8 million for the three months ended November 29, 2013, a slight increase from $74.5 million for the three months ended November 23, 2012. The current year quarter includes approximately $11 million of higher variable compensation expense related to a combination of an adjustment to the current year expected variable compensation program payout and the establishment during the current quarter of a long-term incentive program to replace the prior stock-based compensation programs. The adjustment to the current year variable compensation program was necessary as it is probable, based on current year-to-date operating results, that we will exceed previously established performance targets. These amounts were substantially offset by lower legal expense of approximately $5 million, a decrease in costs related to our information technology systems refresh project of approximately $3 million, a decrease in costs related to the Going Private Proposal and Merger of approximately $1 million and other general cost savings, of which no items were individually significant, of approximately $2 million.

Other operating income – net was $2.4 million for the three months ended November 29, 2013 compared to $2.0 million for the prior year third quarter. In the current year third quarter, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an adjustment to the Clinton Cards debt impairment resulting in a gain of $1.8 million.

Other non-operating expense (income) – net was $1.0 million of expense for the three months ended November 29, 2013 compared to $2.1 million of income for the three months ended November 23, 2012. The current year three month period includes a non-cash impairment of $1.9 million related to our investment in Schurman Fine Papers (“Schurman”). Refer to Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information. The prior year included a gain of $1.1 million associated with the sale of a portion of our investment in Party City.

The Corporation’s effective tax rate was 8.6% and 61.5% for the three months ended November 29, 2013 and November 23, 2012, respectively. The lower than statutory rate for the current year quarter is due primarily to the release of reserves upon lapse of the applicable statutes and related to positions that have been effectively settled under audit. The higher than statutory rate in the prior year quarter was due primarily to the low pretax loss, which magnified the impact that discrete items have on the effective tax rate.

Results of Operations

Nine months ended November 29, 2013 and November 23, 2012

Net income was $31.5 million in the nine months ended November 29, 2013 compared to $2.2 million in the prior year nine months.

Our results for the nine months ended November 29, 2013 and November 23, 2012 are summarized below:

(Dollars in thousands)	2013	% Total Revenue	2012	% Total Revenue
Net sales	$1,406,319	98.7%	$1,275,139	98.6%
Other revenue	18,921	1.3%	18,617	1.4%

Total revenue	1,425,240	100.0%	1,293,756	100.0%

Material, labor and other production costs	625,340	43.9%	584,667	45.2%
Selling, distribution and marketing expenses	502,500	35.3%	466,199	36.0%
Administrative and general expenses	228,578	16.0%	225,521	17.4%
Other operating (income) expense – net	(6,647)	(0.5%)	9,017	0.7%

Operating income	75,469	5.3%	8,352	0.7%

Interest expense	18,199	1.3%	13,314	1.0%
Interest income	(222)	(0.0%)	(297)	(0.0%)
Other non-operating income – net	(4,351)	(0.3%)	(6,915)	(0.5%)

Income before income tax expense	61,843	4.3%	2,250	0.2%
Income tax expense	30,366	2.1%	63	0.0%

Net income	$31,477	2.2%	$2,187	0.2%

For the nine months ended November 29, 2013, consolidated net sales were $1.41 billion, up from $1.28 billion in the prior year nine months. This 10.3%, or $131.2 million, increase was primarily related to the purchase of Clinton Cards retail operations during the prior year second quarter. The current year period includes nine months of sales through Clinton Cards retail stores, while the prior year period includes sales for slightly less than five months. In total, net sales related to Clinton Cards for the nine months ended November 29, 2013 increased approximately $100 million compared to the prior year period. Also contributing to the increase in net sales during the nine months ended November 29, 2013 were higher sales in our fixtures business of approximately $32 million, of which approximately $26 million was related to a large contract obtained in the current year first quarter, as mentioned in the overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, as discussed in the overview section, the nine month period ended November 29, 2013 includes six additional selling days compared to the prior year period. We estimate that the additional six selling days improved net sales, primarily everyday greeting cards, approximately $18 million compared to the to the prior year. The remaining year over year improvement was due to higher sales of gift packaging products of approximately $6 million and the prior year impairment of deferred costs of approximately $4 million related to the supply agreement associated with Clinton Cards’ Birthdays stores. Partially offsetting these increases were reduced greeting cards sales of approximately $6 million, lower other ancillary product sales of approximately $7 million and the unfavorable impact of foreign currency translation of approximately $16 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $0.3 million in the nine months ended November 29, 2013 compared to the same period in the prior year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the nine months ended November 29, 2013 and November 23, 2012 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2013	2012	2013	2012	2013	2012
Unit volume	(1.0%)	0.1%	3.7%	3.5%	0.2%	0.9%
Selling prices	2.6%	0.1%	(0.1%)	(0.9%)	1.9%	(0.1%)
Overall increase / (decrease)	1.6%	0.1%	3.6%	2.5%	2.2%	0.8%

During the nine months ended November 29, 2013, combined everyday and seasonal greeting card sales less returns increased 2.2% compared to the prior year nine months. The overall increase was primarily driven by increases in selling prices from our everyday greeting cards in both our North American Social Expression Products and our International Social Expression Products segments and unit volume improvement from our seasonal greeting cards in our North American Social Expression Products segment.

Everyday card sales less returns were up 1.6% during the nine months ended November 29, 2013 compared to the prior year nine months, as a result of increases in selling prices of 2.6% partially offset by a decrease in unit volume of 1.0%. The selling price increase was a result of general price increases outpacing the continued shift to a higher proportion of value card sales. The unit volume decline was primarily driven by generally soft sales across most distribution channels. This was substantially offset by a unit volume increase as a result of additional selling days in the current year nine months.

Seasonal card sales less returns increased 3.6% during the nine months ended November 29, 2013, with unit volume increasing 3.7% and selling prices declining 0.1%. The increase in unit volume during the current year quarter was partially driven by our Christmas programs in both our North American Social Expression Products and our International Social Expression Products segments due to year-over-year timing of seasonal shipments. Also contributing to the unit volume improvement were our Mother’s Day, Graduation and Fall programs within the North American Social Expression Products segment.

Expense Overview

MLOPC for the nine months ended November 29, 2013 were $625.3 million, an increase of $40.6 million from $584.7 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 43.9% in the current period compared to 45.2% for the nine months ended November 23, 2012. The retail operations we purchased from Clinton Cards in the prior year second quarter caused a net increase in MLOPC of approximately $41 million in the nine months ended November 29, 2013 compared to the prior year nine month period. In addition, the combination of higher sales volume, partially offset by favorable product mix, caused an increase in MLOPC of approximately $5 million. These increases were partially offset by the favorable impact of foreign currency translation of approximately $5 million.

SDM expenses for the nine months ended November 29, 2013 were $502.5 million, increasing $36.3 million from $466.2 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 35.3% in the current year compared to 36.0% in the prior year nine month period. The increase was primarily driven by higher expenses of approximately $59 million within our Retail Operations segment due to the timing of the Clinton Cards acquisition in the prior year second quarter. The current year period includes nine months of activity related to Clinton Cards retail stores while the prior year period includes activity for slightly less than five months. This increase was partially offset by lower marketing and product management expenses of approximately $16 million, the majority of which related to Cardstore.com and the favorable impact of foreign currency translation of approximately $6 million.

Administrative and general expenses were $228.6 million for the nine months ended November 29, 2013, an increase of $3.1 million from $225.5 million for the nine months ended November 23, 2012. The increase was driven by higher costs and fees related to the Merger of approximately $26 million compared to the prior year period and higher expenses of approximately $9 million within our Retail Operations segment primarily due to the timing of the Clinton Cards acquisition in the prior year second quarter. The current year nine months includes approximately $10 million of higher variable compensation expense related to a combination of an adjustment to the current year expected variable compensation program payout and the establishment during the current quarter of a long-term incentive program to replace the prior stock-based compensation programs. The adjustment to the current year variable compensation program was necessary as it is probable, based on current year-to-date operating results, that we will exceed previously established performance targets. These increases were substantially offset by lower bad debt expense, whereby the prior year period included approximately $17 million related to increased unsecured accounts receivable exposure as a result of Clinton Cards being placed into administration. In addition, the prior year period included transaction costs in connection with the acquisition of the Clinton Cards retail operations of approximately $6 million that did not recur in the current year. Also partially offsetting the increases were lower legal related expenses of approximately $9 million, a year-over-year decrease in costs related to our information technology systems refresh project of approximately $5 million, the favorable impact of foreign currency translation of approximately $1 million and general cost savings, of which no items were individually significant, of approximately $4 million.

Other operating (income) expense – net was $6.6 million of income during the current year compared to $9.0 million of expense in the prior year period. The prior year nine months included expenses of $2.1 million related to the termination of certain agency agreements associated with our licensing business and an impairment of $10.0 million related to the senior secured debt of Clinton Cards that we acquired in the prior year first quarter. In the current year nine month period, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded adjustments to the Clinton Cards debt impairment resulting in a gain totaling $4.2 million.

Other non-operating income – net was $4.4 million for the nine months ended November 29, 2013 compared to $6.9 million for the nine months ended November 23, 2012. The current year period includes a non-cash impairment of $1.9 million related to our investment in Schurman. Refer to Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information. In addition, the current and prior year periods included gains associated with our investment in Party City in the amounts of $3.3 million and $4.3 million, respectively.

The Corporation’s effective tax rate was 49.1% and 2.8% for the nine months ended November 29, 2013 and November 23, 2012, respectively. The higher than statutory rate in the current period is due primarily to the recording of an $8.0 million valuation allowance against certain net operating loss and foreign tax credit carryforwards that we believe will expire unused. The valuation allowance was recorded in accordance with Internal Revenue Code sections 382 and 383 due to the Merger. The lower than statutory rate for the nine months ended November 23, 2012 is due primarily to lower taxable income, which magnified the impact that discrete items have on the effective tax rate, and the release of reserves upon lapse of the applicable statutes.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification Topic 280, “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating segments have similar economic characteristics, products, production processes, types of customers and distribution methods. As of November 29, 2013, we were operating 403 card and gift retail stores in the United Kingdom (“UK”) through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals, instant messaging services and electronic mobile devices.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 17, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) to consolidated “Income (loss) before income tax expense (benefit).”

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	29, 2013	23, 2012		29, 2013	23, 2012
Total revenue	$342,185	$333,852	2.5%	$932,166	$908,267	2.6%
Segment earnings	22,894	22,099	3.6%	124,286	98,757	25.9%

Total revenue of our North American Social Expression Products segment for the three and nine months ended November 29, 2013 increased $8.3 million and $23.9 million, respectively, compared to the prior year periods. The increase during the current quarter was primarily driven by higher sales of gift packaging and greeting cards of approximately $7 million and $2 million, respectively. The increase in total revenue for the nine months ended November 29, 2013 was primarily driven by the additional six selling days compared to the prior year period. We estimate that the additional six days equates to approximately $15 million of net sales. In addition, sales of gift packaging, party goods and other ancillary products increased by approximately $11 million. These increases were partially offset by the unfavorable impact of foreign currency translation of approximately $3 million.

Segment earnings increased $0.8 million in the current three months compared to the three months ended November 23, 2012. In addition to the impact of higher sales, the increase in earnings was primarily driven by decreases in marketing and product management expenses of approximately $9 million and lower costs related to our information technology systems refresh project of approximately $3 million. These favorable variances were substantially offset by higher costs related to variable compensation expense (as noted above) of approximately $8 million, increased supply chain costs of approximately $3 million and higher product display costs of approximately $2 million.

Segment earnings increased $25.5 million in the current nine months compared to the prior year period. The increase was driven by the impact of higher revenues as well as decreases in marketing and product management expenses and costs related to our information technology systems refresh project of approximately $15 million and $5 million, respectively. These favorable variances were partially offset by higher costs related to unfavorable product mix as well as variable compensation expense (as noted above) of approximately $7 million.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	29, 2013	23, 2012		29, 2013	23, 2012
Total revenue	$70,439	$76,434	(7.8%)	$184,783	$200,406	(7.8%)
Segment earnings (loss)	6,242	(710)	—	7,256	(30,380)	—

Total revenue of our International Social Expression Products segment decreased $6.0 million and $15.6 million for the three and nine months ended November 29, 2013, respectively, compared to the prior year periods. The decreases were primarily due to lower sales of gift packaging of approximately $3 million for both the current year three and nine month periods and lower sales of other ancillary products of approximately $2 million and $7 million for the current year three and nine month periods, respectively, primarily due to the prior year disposition of a small non-card product line. In addition, greeting card sales were lower in the current nine month period by approximately $3 million. Foreign currency translation had an unfavorable impact of approximately $2 million and $7 million for the current year three and nine month periods, respectively. Partially offsetting the decreases in the nine months ended November 29, 2013 was the prior year impairment of deferred costs of approximately $4 million related to the supply agreement associated with the Clinton Cards’ Birthdays stores that were closed as part of the Clinton Cards bankruptcy administration process that did not recur in the current year.

Segment earnings increased $7.0 million in the three months ended November 29, 2013, compared to the prior year period. The impact on earnings from decreased revenue was more than offset by favorable product mix as well as lower scrap expenses and supply chain costs of approximately $3 million and $2 million, respectively.

Segment earnings increased $37.6 million in the nine months ended November 29, 2013, compared to the nine months ended November 23, 2012. The improvement in earnings was primarily driven by prior year period costs of approximately $21 million related to Clinton Cards that do not have comparative amounts in the current year period. In the first quarter of the prior year, Clinton Cards, a significant third-party customer at the time, was placed into administration. As a result, we incurred bad debt expense of approximately $17 million and an impairment of deferred costs related to the supply agreement associated with the Clinton Cards’ Birthdays stores of approximately $4 million. The impact on earnings from decreased revenue was more than offset by favorable product mix as well as lower supply chain costs and scrap expenses of approximately $4 million and $3 million, respectively. Also contributing to the increased earnings were decreases in administrative and general expenses of approximately $3 million.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	29, 2013	23, 2012		29, 2013	23, 2012
Total revenue	$64,875	$67,635	(4.1%)	$202,325	$107,519	—
Segment loss	(12,825)	(11,473)	(11.8%)	(25,261)	(16,579)	—

In the prior year second quarter, we acquired retail stores in the UK that we are operating under the “Clintons” brand. As of November 29, 2013, we were operating 403 stores. As with many retail businesses, the Retail Operations segment’s business is extremely seasonal in nature. As such, the overall profitability of this segment is highly dependent on success during the December holiday season. Due to the timing of the Clinton Cards acquisition, the operating results of the Retail Operations segment for the nine month period ended November 23, 2012 included slightly less than five months of activity. During the third quarter, net sales at stores open one year or more were down approximately 2.2% compared to the prior year period.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	29, 2013	23, 2012		29, 2013	23, 2012
Total revenue	$15,935	$15,982	(0.3%)	$45,139	$47,255	(4.5%)
Segment earnings	3,477	5,331	(34.8%)	9,955	13,713	(27.4%)

Total revenue of our AG Interactive segment for the three months ended November 29, 2013 was essentially flat compared to the prior year third quarter. Total revenue of our AG Interactive segment for the nine months ended November 29, 2013 was $45.1 million compared to $47.3 million in the prior year nine months. The decrease in revenue in the nine month period was driven primarily by lower advertising revenue and lower subscription revenue related to the disposition of a minor photo sharing business in the prior fiscal year. At the end of the third quarter of fiscal 2014 and 2013, AG Interactive had approximately 3.7 million online paid subscriptions.

Segment earnings decreased $1.9 million and $3.8 million for the three and nine months ended November 29, 2013, respectively, compared to the prior year periods, primarily due to the impact of lower revenue, the prior year gain recognized in connection with the disposition of a minor photo sharing business that did not recur in the current period and severance expense incurred in the current year third quarter.

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

	Three Months Ended November		Nine Months Ended November
(Dollars in thousands)	29, 2013	23, 2012	29, 2013	23, 2012
Interest expense	$(8,454)	$(4,504)	$(18,199)	$(13,314)
Profit-sharing plan expense	(407)	(423)	(4,872)	(3,852)
Stock-based compensation expense	—	(2,965)	(13,596)	(7,806)
Corporate overhead expense	(13,022)	(12,713)	(40,877)	(43,790)

Total Unallocated	$(21,883)	$(20,605)	$(77,544)	$(68,762)

Interest expense for the three and nine month periods ended November 29, 2013 increased approximately $4 million and $5 million, respectively, primarily due to increased borrowings in connection with the Merger. For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 12, “Debt,” to the Consolidated Financial Statements. In the prior year nine months, corporate overhead expense included legal and advisory fees of approximately $6 million related to the Clinton Cards transaction, an impairment of $10 million related to the senior secured debt of Clinton Cards and higher legal expenses of approximately $9 million primarily related to two class action lawsuits involving corporate-owned life insurance policies. The current year nine months included an adjustment to the Clinton Cards debt impairment, based on current estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, which resulted in a gain of approximately $4 million and higher expenses related to the Merger of approximately $26 million. For the three and nine month periods ended November 29, 2013, stock-based compensation in the table above includes non-cash stock-based compensation prior to the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the Merger, a portion of which is non-cash. There is no stock-based compensation subsequent to the Merger, as these plans were converted into cash compensation plans at the time of the Merger. Refer to Note 3, “Merger,” to the Consolidated Financial Statements for further information.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of November 23, 2012, has been included.

Operating Activities

Operating activities used $33.1 million of cash during the nine months ended November 29, 2013, compared to providing $32.1 million in the prior year period.

Accounts receivable used $94.6 million of cash during the nine months ended November 29, 2013, compared to $101.4 million of cash during the prior year period. The year-over-year change in cash flow of $6.8 million occurred primarily within our Retail Operations and North American Social Expression Products segments. The North American Social Expression Products segment increase is due to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period. In the prior year period, accounts receivable increased in the Retail Operations segment, a use of cash, due to amounts outstanding from the bankruptcy administrator related to retail cash receipts during the transition period. These amounts were partially offset by growth in accounts receivable, a use of cash, within our fixtures business which was driven by growth in accounts receivable related to higher sales levels compared to the prior year period.

Inventory used $43.6 million of cash during the nine months ended November 29, 2013, compared to $39.1 million in the prior year nine months. Historically, the first nine months of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the winter seasonal holidays.

Deferred costs - net generally represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 29, 2013, amortization exceeded payments by $15.0 million. During the nine months ended November 23, 2012, amortization exceeded payments by $23.7 million. See Note 11, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $21.9 million of cash during the nine months ended November 29, 2013, compared to providing $112.3 million in the prior year period. The year-over-year change was primarily attributable to the timing of payments compared to the prior year period. The prior year period growth in accounts payable and other liabilities, and thus the increase in cash flow for the prior year period, was due to our new Retail Operations segment as well as activities related to our information technology systems refresh project.

Investing Activities

Investing activities used $26.6 million of cash during the nine months ended November 29, 2013, compared to $137.9 million in the prior year period. In the current year period, the cash usage was primarily driven by $45.3 million of cash paid for capital expenditures. The current year period also included the receipt of a cash distribution of $12.1 million related to our investment in Party City.

During the prior year first quarter, we paid $56.6 million of cash to acquire all of the outstanding senior secured debt of Clinton Cards. In addition, cash paid for capital expenditures was $87.4 million.

Financing Activities

Financing activities used $11.5 million of cash during the current year nine months, compared to providing $36.9 million during the prior year period. The primary use of cash in the current year period was in connection with activities related to the Merger. These activities included borrowings under our new credit agreement, net of repayments and debt issuance costs, which provided cash of $348.8 million, the contribution from Parent, which provided cash of $240.0 million, and payment of cash of $568.3 million to complete the Merger and cancel outstanding shares. In addition, we paid cash dividends of $27.8 million, of which $9.6 million was paid to common shareholders prior to the Merger and $18.2 million was paid to Parent after the Merger.

The prior year period source of cash relates to our borrowings under our credit agreement, which provided $131.7 million of cash during the prior year nine months. Partially offsetting this source of cash were share repurchases and dividend payments. We paid $78.7 million to repurchase approximately 5.3 million Class A common shares under our repurchase program in the prior year nine months. In addition, we paid cash dividends of $15.2 million in the prior year nine months.

Credit Sources

In total, we had available sources of credit of approximately $650 million at November 29, 2013, which included a $350 million term loan facility, a $250 million revolving credit facility, each provided by our credit agreement, and a $50 million accounts receivable securitization facility, of which $195.4 million in the aggregate was unused as of November 29, 2013. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. The term loan facility was fully drawn on August 9, 2013, the closing date of the Merger. At November 29, 2013, we had $77.3 million of borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under the accounts receivable securitization facility. We had, in the aggregate, $27.3 million outstanding under letters of credit, which reduced the total credit availability thereunder as of November 29, 2013.

For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 12, “Debt,” to the Consolidated Financial Statements.

At November 29, 2013, we were in compliance with our financial covenants under the borrowing agreements described above.

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

Throughout fiscal 2014 and thereafter, we will continue to consider all options for capital deployment including growth opportunities, acquisitions and other investments in third parties, expanding customer relationships, expenditures or investments related to our current product leadership initiatives or other future strategic initiatives, capital expenditures, the information technology systems refresh project, paying down debt and, as appropriate, preserving cash. Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet these and other currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2013 on this project was approximately $84 million. During the nine months ended November 29, 2013, we spent approximately $22 million, including capital of approximately $19 million and expense of approximately $3 million, on these information technology systems. We currently expect to spend a total of at least an additional $150 million on these information technology systems over the remaining life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

During March 2011, we announced that in fiscal 2012 we expected that we would begin to invest in the development of a world headquarters in the Northeast Ohio area. The state of Ohio and the city of Westlake have committed certain tax credits, loans and other incentives to assist us in the development of a new headquarters in Ohio. We are required to make certain investments and meet other criteria to receive these incentives over time. Although the project to build a new world headquarters had been put on hold in connection with the Going Private Proposal, now that the Merger has closed, the project has resumed. Under the structure currently being proposed for the new world headquarters, however, we will not be responsible for building the new world headquarters building. We expect that, although American Greetings will acquire the land upon which the world headquarters building will be built (the “Crocker Park Site”), a single-purpose entity that is affiliated with American Greetings through common ownership will lease the Crocker Park Site from us, construct the world headquarters on the Crocker Park Site and lease the world headquarters to us under the terms of an operating lease. Although we continue to expect to benefit from the state and local tax credits originally offered to us in connection with the project, the cost to construct the world headquarters is expected to be borne by our affiliate.

In connection with our acquisition of Clinton Cards, we originally expected to acquire approximately 400 stores from the Sellers, together with related inventory and overhead, as well as the Clinton Cards and related brands. As of November 29, 2013, we completed 388 lease assignments. The number of stores that the Corporation is operating, including both lease assignments and new stores, is 403. The estimated future minimum rental payments for noncancelable operating leases related to the 403 stores is approximately $370 million. Refer to Note 4, “Acquisition,” to the Consolidated Financial Statements for further information.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	the outcome of any legal proceedings that have been or may be instituted against the Corporation or others relating to the Merger Agreement;

•	the ability of Clinton Cards to achieve the anticipated revenue and operating profits;

•	the ability of the bankruptcy administration to generate sufficient proceeds from the liquidation of the remaining Clinton Cards business to repay the remaining secured debt owed to us;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	unanticipated expenses we may be required to incur relating to the world headquarters project;

•	our ability to qualify for state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a scan-based trading model;

•	the ability to achieve the desired benefits associated with our cost reduction efforts;

•	Schurman’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of new and expanded advertising and marketing efforts, such as our on-line efforts through Cardstore.com;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the inability to extend or renegotiate our primary collective bargaining contracts with our labor unions, including the agreement governing our Bardstown, Kentucky facility which expires in March 2014;

•	the ability to comply with our debt covenants;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims known or unknown.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2013. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2013, the end of our preceding fiscal year, to November 29, 2013, the end of our most recent fiscal quarter.

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

On May 22, 2013, the Court preliminarily approved a full and final settlement of all of the claims of the Wolfe and Collier estates, as well as the classes they seek to represent. As a result of the preliminary approval, the Court consolidated the two cases and certified a single class that consists of the heirs or estates of the estates and heirs of all former American Greetings Corporation employees (i) who are deceased; (ii) who were not officers or directors of American Greetings; (iii) who were insured under one of the following corporate-owned life insurance plans: Provident Life & Accident 61153, Provident Life & Accident 61159, Mutual Benefit Life Insurance Company 111, Connecticut General ENX219, and Hartford Life Insurance Company 361; and (iv) for whom American Greetings has received a death benefit on or before the date on which the Court enters the Order of Preliminary Approval. Required notices to potential class members and to state attorney generals as required under the Class Action Fairness Act of 2005 were mailed May 30, 2013. On September 20, 2013, the Court entered a final order approving the settlement in the amount of $12.5 million. One half of the settlement amount was deposited by American Greetings Corporation into a settlement fund account on September 27, 2013, and the remaining half of the settlement amount was deposited by American Greetings Corporation into the same settlement fund account on November 12, 2013. The settlement fund will be distributed in its entirety to those members of the class who present valid claims, their counsel, and a settlement administration vendor.

Carter/Wolfe/LMPERS Litigation. On September 26, 2012, the Corporation announced that the Board of Directors had received the Going Private Proposal. On September 27, 2012, Dolores Carter, a purported shareholder, filed a putative shareholder derivative and class action lawsuit (the “Carter Action”) in the Court of Common Pleas in Cuyahoga County, Ohio (the “Cuyahoga County Court”), against American Greetings Corporation and all of the members of the Board of Directors. The Carter Action alleges, among other things, that the directors of the Corporation breached their fiduciary duties owed to shareholders in evaluating and pursuing the proposal. The Carter Action further alleges claims for aiding and abetting breaches of fiduciary duty. Among other things, the Carter Action seeks declaratory relief. Subsequently, six more lawsuits were filed in the Cuyahoga County Court purporting to advance substantially similar claims on behalf of American Greetings against the members of the Board of Directors and, in certain cases, additional direct claims against American Greetings. One lawsuit was voluntarily dismissed. The other lawsuits were consolidated by Judge Richard J. McMonagle on December 6, 2012 (amended order dated December 18, 2012) as In re American Greetings Corp. Shareholder Litigation, Lead Case No. CV 12 792421 (the “State Court Action”). Lead plaintiffs and lead plaintiffs’ counsel also were appointed.

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

The settlement is conditioned upon, among other things, final certification of the settlement class and final approval of the proposed settlement by the Cuyahoga County Court. On December 12, 2013, the Cuyahoga County Court granted Plaintiffs’ Motion for Final Approval of the Settlement.

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

On April 17, 2013, R. David Wolfe filed a new derivative and putative class action (“Wolfe Action II”) in the Federal Court against the Corporation’s directors, certain members of the Weiss Family, and the Stone Entities, as well as the Corporation as a nominal defendant, challenging the Merger as financially and procedurally unfair to the Corporation and its minority shareholders. Mr. Wolfe subsequently filed an Amended Complaint on April 29, 2013. The Wolfe Action II sought a declaratory judgment that Article Seventh precludes the Board of Directors and special committee from approving the Merger. In addition, the Wolfe Action II included a derivative claim for breach of fiduciary duty against the Corporation’s directors for allegedly violating Article Seventh. Finally, the Wolfe Action II included both a derivative and class action claim for breach of fiduciary duty against the Weiss Family defendants and the Stone Entities for allegedly seeking to acquire the minority shareholders’ interests at an unfair price. Defendants filed their Motions to Dismiss the Wolfe Action II Amended Complaint on July 8, 2013. On August 1, 2013, the Federal Court granted the parties’ joint motion to defer briefing on defendants’ motions to dismiss and to stay the action pending resolution of the settlement of the State Court Action. Given the entry of Final Approval of the settlement of the State Court Action, the parties filed a Stipulation and Dismissal of the Wolfe Action II on December 23, 2013. The Federal Court entered the Dismissal of the Wolfe Action II on the same date.

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

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Executive Incentive Plan (Fiscal Year 2014)

10.2	Long-Term Incentive Plan (FY14 - FY15 - FY16)

10.3	FY2014-16 Long-Term Incentive Plan Enhancement Program

31 (a)	Certification of co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended November 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the quarters ended November 29, 2013, and November 23, 2012, (ii) Consolidated Statement of Comprehensive (Loss) Income for the quarters ended November 29, 2013, and November 23, 2012, (iii) Consolidated Statement of Financial Position at November 29, 2013, February 28, 2013 and November 23, 2012, (iv) Consolidated Statement of Cash Flows for the nine months ended November 29, 2013, and November 23, 2012, (v) Consolidated Statement of Shareholder’s Equity for the nine month period ended November 29, 2013 and (vi) Notes to the Consolidated Financial Statements for the quarter ended November 29, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and
Chief Accounting Officer *

January 8, 2014

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)