Form 10-K
period 2014-02-28
AMERICAN GREETINGS CORP
filed 2014-06-02
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☒    NO  ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐    NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company and, as such, there is no market for the capital stock of the registrant. As of June 2, 2014 and August 30, 2013, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN GREETINGS CORPORATION

PART I

Unless otherwise indicated or the context otherwise requires, the “Corporation,” “we,” “our,” “us” and “American Greetings” are used in this report to refer to the businesses of American Greetings Corporation and its consolidated subsidiaries.

Item 1.	Business

Overview

Founded in 1906, American Greetings operates predominantly in a single industry: the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products. We manufacture or sell greeting cards, gift packaging, party goods, stationery and giftware in North America, primarily in the United States and Canada, and throughout the world, primarily in the United Kingdom, Australia and New Zealand. In addition, our subsidiary, AG Interactive, Inc., distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. We also engage in design and character licensing and manufacture custom display fixtures for our products and products of others and operate approximately 400 card and gift retail stores throughout the United Kingdom. Our fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2014 refers to the year ended February 28, 2014. The Corporation’s Retail Operations segment is consolidated on a one-month lag corresponding with its fiscal year end of February 2, 2014.

2013 Going Private Transaction

On September 26, 2012, American Greetings announced that its Board of Directors received a non-binding proposal from Zev Weiss, the Corporation’s then Chief Executive Officer, and Jeffrey Weiss, the Corporation’s then President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of the outstanding Class A common shares and Class B common shares of American Greetings not currently owned by them (the “Going Private Proposal”). In connection with the Going Private Proposal, on March 29, 2013, American Greetings signed an agreement and plan of merger (as amended on July 3, 2013, the “Merger Agreement”), among the Corporation, Century Intermediate Holding Company, a Delaware corporation (“CIHC”), and Century Merger Company, an Ohio corporation (“Merger Sub”). At a special meeting of shareholders held on August 7, 2013, the shareholders of American Greetings voted to adopt the Merger Agreement, and the merger contemplated thereby (the “Merger”). On August 9, 2013, the Corporation completed the Merger. As a result of the Merger, American Greetings became wholly owned by CIHC, which in turn is indirectly wholly-owned by Morry Weiss, the Chairman of the Board, Zev Weiss, a director and Co-Chief Executive Officer, Jeffrey Weiss, a director and Co-Chief Executive Officer, Elie Weiss, a director and President of Real Estate, and Gary Weiss, a director and a Vice President of the Corporation, and certain other members of the Weiss family and related entities (the “Family Shareholders”). At the effective time of the Merger, each issued and outstanding share of the Corporation (other than shares owned by American Greetings, CIHC (which at the effective time of the Merger included all shares previously held by the Family Shareholders) or Merger Sub) was converted into the right to receive $19.00 per share in cash. All other shares of American Greetings were cancelled without consideration. Further details of the Merger are provided in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

In connection with the financing of the Merger, CIHC issued $245 million in aggregate stated value of non-voting preferred stock to AG Investment, LLC (“Koch Investment”), which was redeemed on February 10, 2014 with part of the net proceeds of the $285 million aggregate principal amount of 9.750%/10.500% Senior PIK Toggle Notes issued by an indirect parent of CIHC, as well as borrowings under American Greetings’ revolving credit facility described below. Furthermore, American Greetings entered into a $600 million secured credit agreement, which provides for a $350 million term loan facility and a $250 million revolving credit facility. The term loan facility was fully drawn on August 9, 2013, the closing date of the Merger. Further details of the Merger are provided in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

New World Headquarters

During May 2011, American Greetings announced that it plans to relocate its world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the Going Private Proposal, the Corporation announced plans in October 2013 to resume the project and on March 26, 2014, we purchased the land on which the new world headquarters will be built. The Corporation intends to lease the real property to H L & L Property Company, a Delaware corporation and indirect affiliate of American Greetings (“H L & L”), that will build the new world headquarters on the site. We expect to enter into an operating lease with H L & L for the use of the new world headquarters building, which we expect to be ready for occupancy in approximately two years. Further details of the relocation undertaking are provided in Part III, Item 13 of this Annual Report, under “Related Persons Transactions – World headquarters relocation.”

Products

American Greetings creates, manufactures and/or distributes social expression products including greeting cards, gift packaging, party goods, giftware and stationery as well as custom display fixtures. Our major domestic greeting card brands are American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You. Our other domestic products include AGI In-Store display fixtures, as well as other paper product offerings such as DesignWare party goods and Plus Mark gift wrap and boxed cards. Electronic greetings and other digital content, services and products are available through our subsidiary, AG Interactive, Inc. Our major Internet brands are AmericanGreetings.com, BlueMountain.com and Cardstore.com. We also create and license our intellectual properties, such as the “Care Bears” and “Strawberry Shortcake” characters. Information concerning sales by major product classifications is included in Part II, Item 7 of this Annual Report.

Business Segments

At February 28, 2014, we operated in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Concentration of Credit Risks

Net sales to our five largest customers, which include mass merchandisers, accounted for approximately 39% of total revenue in each of 2014 and 2013, and approximately 42% of total revenue in 2012. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14% of total revenue in each of 2014, 2013 and 2012. Net sales to Target Corporation accounted for approximately 13% of total revenue in each of 2014 and 2013, and 14% of total revenue in 2012. No other customer accounted for 10% or more of our consolidated total revenue in 2014, 2013 or 2012. Approximately 58% of the North American Social Expression Products segment’s revenue in 2014, and approximately 55% of the North American Social Expression Products segment’s revenue in each of 2013 and 2012 was attributable to its top five customers. Approximately 50% of the International Social Expression Products segment’s revenue in 2014, and 48% of the International Social Expression Products segment’s revenue in 2013 and 2012, excluding sales to the Retail Operations segment, was attributable to its top 3 customers.

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

With the expansion of the Internet as a distribution channel for greeting cards, together with the growing use of technology by consumers to create personalized greeting cards with digital photographs and other personalized content, we are also seeing increased competition from greeting card publishers as well as a wide range of personal publishing, mobile and electronic media businesses distributing greeting cards and other social expression products directly to the individual consumer through the Internet. In general, however, the greeting card business is extremely concentrated. We believe that we are one of only two main suppliers offering a full line of social expression products. Our principal competitor is Hallmark Cards, Inc. Based upon our general familiarity with the greeting card and gift packaging industries and limited information as to our competitors, we believe that we are one of the two largest greeting card companies in the industry.

Production and Distribution

In 2014, our channels of distribution continued to be primarily through mass retail, which is comprised of three distinct channels: mass merchandisers; chain drug stores; and supermarkets. In addition, we sell our products through a variety of other distribution channels, including card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). We also sell our products through the approximately 400 card and gift retail stores that we operate in the United Kingdom through our Retail Operations segment. In addition, we sell greeting cards through our Cardstore.com Web site, which provides consumers the ability to purchase physical greeting cards, including custom cards that incorporate their own photos and sentiments, as well as to have us send the unique greeting card that they select directly to the recipient. From time to time, we also sell our products to independent, third-party distributors. Our AG Interactive segment provides social expression content, including electronic greeting cards, through the Internet and mobile platforms.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques which allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America and the United Kingdom. We also source products from domestic and foreign third-party suppliers. Additional information by geographic area is included in Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Production of our products is generally on a level basis throughout the year, with the exception of gift packaging for which production generally peaks in advance of the Christmas season. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that are on a scan-based trading (“SBT”) model are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 28, 2014, three of our five largest customers conduct business with us under an SBT model. The core of this business model rests with American Greetings owning the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. American Greetings and many of its competitors sell seasonal greeting cards and other seasonal products with the right of return. Sales of other products are generally sold without the right of return. Sales credits for these products are issued at our discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Employees

At February 28, 2014, we employed approximately 7,200 full-time employees and approximately 22,100 part-time employees which, when jointly considered, equate to approximately 18,250 full-time equivalent employees. Approximately 800 of our employees are unionized and covered by collective bargaining agreements.

The following table sets forth by location the unions representing our employees, together with the expiration date, if any, of the applicable governing collective bargaining agreement. We believe that labor relations at each location in which we operate have generally been satisfactory.

Union	Location	Contract Expiration Date
Unite the Union (Dewsbury)	Leeds, England	N/A

Unite the Union (Corby)	Derby, England	N/A

International Brotherhood of Teamsters	Bardstown, Kentucky	March 25, 2017

International Brotherhood of Teamsters	Cleveland, Ohio	March 31, 2018

Workers United	Greeneville, Tennessee	October 19, 2014

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

Numerous laws have been adopted at the national and state level in the United States that could have an impact on our business. These laws include the following:

•	The CAN-SPAM Act of 2003 and similar laws adopted by a number of states. These laws are intended to regulate unsolicited commercial e-mails, create criminal penalties for unmarked sexually-oriented material and e-mails containing fraudulent headers and control other abusive online marketing practices.

•	The Communications Decency Act, which gives statutory protection to online service providers who distribute third-party content.

•	The Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, and similar laws adopted by a number of states. These laws are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	Federal Trade Commission Act, Title 5 - Unfair & Deceptive Acts & Practices and similar laws adopted by a number of states. These laws generally prohibit businesses from engaging in unfair or deceptive acts or practices, including by misrepresenting data privacy and security. Federal Trade Commission and state rules and guidelines also may impact online conduct, including privacy, data security and marketing.

•	The federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), which was signed into law May 22, 2009, includes new provisions governing the use of gift cards, including specific disclosure requirements and a prohibition or limitation on the use of expiration dates and fees. Furthermore, a recent statute adopted by the State of New Jersey would enforce escheat of the entire remaining gift card balance when the card is redeemable only for goods and services and would apply to all gift cards sold after January 1, 2003.

Data privacy and security with respect to the collection use, storage, transfer and disposal of personally identifiable consumer information continues to be a focus of worldwide legislation and compliance review. Most states, as well as many regulators, have requirements for the disclosure of certain breaches of security impacting personal data, or other disclosures of personal data. The requirements currently vary by jurisdiction, and are subject to frequent changes.

In addition, many foreign jurisdictions, including those in which we do business, currently have significant limitations on the collection, use, storage, transfer and disposal of personal data of consumers and employees, and are considering additional protections that that could have an impact on our business, including, for example, the European Union’s 1995 Data Protection Directive and the proposed General Data Protection Regulation.

To resolve some of the remaining legal uncertainty, we expect new United States and foreign laws and regulations to be adopted over time that will be directly or indirectly applicable to the Internet and to our activities. The foregoing and other existing or new legislation, laws, rules, directives, guidelines, regulations or other authority applicable to us could expose us to government investigations or audits, prosecution for violations of applicable laws and/or substantial liability, including penalties, damages, significant attorneys’ fees, expenses necessary to comply with such laws, rules, directives, guidelines, regulations or other authority or the need to modify our business practices.

We post on our Web sites our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of federal and state legislative proposals before the United States Congress and various state and non-U.S. legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, such as required use of disclaimers or explicit opt-in mechanisms, if adopted, could harm our business through a decrease in user registrations and revenues.

Available Information

We make available, free of charge, on or through the Investors section of our Web site at www.corporate.americangreetings.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Such filings are available to the public from the SEC’s Web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington D.C. located at 100 F Street, N.E., Washington D.C. 20549. You may also obtain copies of any document filed by us at prescribed rates by writing to the Public Reference Section of the SEC at that address. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our Code of Business Conduct and Ethics is available on or through the Investors section of our Web site at www.corporate.americangreetings.com. Information contained on our Web site shall not be deemed incorporated into, or be part of, this report.

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

One of our key business strategies has been to gain profitable market position through product leadership, providing relevant, compelling and superior product offerings. As a result, the need to continuously update and refresh our product offerings is an ongoing, evolving process requiring expenditures and investments that will continue to impact net sales, earnings and cash flows over future periods. At times, the amount and timing of such expenditures and investments depends on the success of a product offering as well as the schedules of our retail partners. We cannot assure you that this strategy will increase either our revenue or profitability. For example, we may not be able to anticipate or respond in a timely manner to changing customer demands and preferences for greeting cards or shifts in consumer shopping behavior. If we misjudge the market, we may significantly sell or overstock unpopular products and be forced to grant significant credits, accept significant returns or write-off a significant amount of inventory, which would have a negative impact on our results of operations and cash flow. Conversely, shortages of popular items could materially and adversely impact our results of operations and financial condition.

We may experience volatility in our cash flow as a result of investments we may make over the next several years.

We have focused and expect to continue to focus our resources on our core greeting card business, developing new, and growing existing business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our market leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material. We also have been allocating, and expect to continue to allocate over roughly the next five or six years, resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. The timing of when we spend these amounts may vary from year to year depending on the pacing of the project, but the amounts that we spend could be material in any fiscal year. We currently expect to spend at least an additional $150 million, the majority of which we expect will be capital expenditures, over the remaining life of the project. We believe these investments are important to our business, helping us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

Consumers shifting to value shopping may negatively impact our profitability.

Over the past several years, consumer shopping patterns have continued to evolve and that shift is impacting us. As consumers have been gradually shifting to value shopping, this shift is resulting in a change in mix of product sold to a higher proportion of value line cards that lowers the average price sold of our greeting cards and has an unfavorable impact on our gross margin percentage. We expect this trend to continue, which will put continued downward pressure on our historical gross margin percentage. Although we believe that we can mitigate some of the impact this trend may have on our operating margin percentage by continuing to focus on efficiency and cost reduction within all areas of the Corporation, we cannot assure you that we will be successful or that our gross margin percentage will not decrease.

We rely on a few customers for a significant portion of our sales.

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers, accounted for approximately 39% of total revenue for 2014 and 2013, and approximately 42% of total revenue for 2012. Approximately 58% of the North American Social Expression Products segment’s revenue in 2014, and 55% of the North American Social Expression Products segment’s revenue in each of 2013 and 2012 was attributable to its top five customers, and approximately 50% of the International Social Expression Products segment’s revenue in 2014 and 48% of the International Social Expression Products segment’s revenue in each of 2013 and 2012, excluding sales to the Retail Operations segment, was attributable to its top three customers. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14% of total revenue in each of 2014, 2013 and 2012, and net sales to Target Corporation accounted for approximately 13% of total revenue in each of 2014 and 2013, and 14% of total revenue in 2012. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

•	we remain subject to certain store leases on a contingent basis through our subleasing of stores to Schurman (as described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, as of February 28, 2014, Schurman’s aggregate commitments to us under these subleases was approximately $7 million);

•	we are the predominant supplier of greeting cards and other social expression products to the retail stores operated by Schurman; and

•	we have provided credit support to Schurman, including a guaranty of up to $10 million in favor of the lenders under Schurman’s senior revolving credit facility as described in Note 1 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

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

In connection with our June 2012 acquisition of assets from Clinton Cards and certain of its subsidiaries, we acquired approximately 400 retail stores together with related inventory and overhead, as well as the Clinton Cards and related brands. We face a number of challenges in expanding into the operations of a retail business in a foreign country. For example, we have no recent experience in operating retail stores, particularly outside of North America. Although we have engaged a team of advisors to operate the Clinton Cards stores that has extensive specialty retail channel experience, the team consists of employees of Schurman, which has limited operating experience in the United Kingdom. In addition, although Schurman continues to be an important customer, this arrangement may be temporary, in which case we would need to establish a new long-term management team to operate the Clinton Cards stores. Additionally, we have been and may continue to be required to make capital and other investments in these stores, which could adversely affect their profitability. There are also many factors outside of our control that could adversely affect our ability to operate the Clinton Cards retail stores profitably, including factors that may affect consumer spending on our products, such as negative consumer perception resulting from a United States company owning the Clinton Cards stores, unfavorable economic conditions in the United Kingdom, availability of consumer credit, taxation levels, adverse weather, high fuel prices and low consumer confidence.

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

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into United States dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the United States dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating income (and conversely, the weakening of the United States dollar against these foreign currencies has a positive impact). For the year ended February 28, 2014, foreign currency translation unfavorably affected revenues by $16.6 million and unfavorably affected income from continuing operations before income taxes by $3.8 million compared to the year ended February 28, 2013. Certain transactions, particularly in foreign locations, are denominated in other than that location’s local currency. Changes in the exchange rates between the two currencies from the original transaction date to the settlement date will result in a currency transaction gain or loss that directly impacts our reported earnings. For the year ended February 28, 2014, the impact of currency movements on these transactions favorably affected non-operating income by $0.3 million. The volatility of currency exchange rates may materially and adversely affect our results of operations.

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

The terms of our borrowing arrangements contain a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in such activities as borrowing and making investments, capital expenditures and distributions on our capital stock, and engaging in mergers, acquisitions and asset sales. We are also subject to customary financial covenants, including a leverage ratio and an interest coverage ratio. These covenants restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These borrowing arrangements are described in more detail in “Liquidity and Capital Resources” under Item 7 and in Note 11 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. Compliance with some of these covenants is based on financial measures derived from our operating results. If economic conditions deteriorate, we may experience material adverse impacts to our business and operating results, such as through reduced customer demand and inflation. A decline in our business could make us unable to maintain compliance with these financial covenants, in which case we may be restricted in how we manage our business and deploy capital, including by limiting our ability to make acquisitions and dispositions and pay dividends. In addition, if we are unable to maintain compliance with our financial covenants or otherwise breach the covenants that we are subject to under our borrowing arrangements, our lenders could demand immediate payment of amounts outstanding and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all. In addition, our credit agreement is secured by substantially all of our domestic assets, including the stock of certain of our subsidiaries. If we cannot repay all amounts that we have borrowed under our credit agreement, our lenders could proceed against our assets.

Pending litigation could have a material, adverse effect on our business, financial condition, liquidity, results of operations and cash flows.

As described in “Item 3. Legal Proceedings” of this Annual Report, from time to time we are engaged in lawsuits which may require significant management time and attention and legal expense, and may result in an unfavorable outcome, which could have a material, adverse effect on our business, financial condition, liquidity, results of operations and cash flows. Any estimates of loss regarding pending litigation disclosed from time to time would be based on information that is then available to us and may not reflect any particular final outcome. The results of rulings, judgments or settlements of such litigation may result in financial liability that is materially higher than what management estimated at the time. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage or could be excluded under the terms of an existing insurance policy.

We have been and may in the future be the subject of actions by third parties alleging infringement of proprietary rights, especially with respect to our Internet and wireless businesses.

We may be involved in various legal matters arising from the normal course of business activities. These include claims, suits and other proceedings involving alleged infringement of third-party patents and other intellectual property rights. In particular, the industry in which our Internet and wireless businesses operate is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed their intellectual property rights.

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

A portion of our business and results of operations depends upon the appeal of our licensed character properties, which are used to create various toy and entertainment items for children. Consumer preferences, particularly among children, are continuously changing. The children’s entertainment industry experiences significant, sudden and often unpredictable shifts in demand caused by changes in the preferences of children to more “on trend” entertainment properties. Moreover, the life cycle for individual youth entertainment products tends to be short. Therefore, our ability to maintain our current market position and grow our business in the future depends on our ability to satisfy consumer preferences by enhancing existing entertainment properties and developing new entertainment properties. If we are not able to meet these challenges successfully in a timely and cost-effective manner, demand for our collection of entertainment properties could decrease and our business, results of operations and financial condition may be materially and adversely affected. In addition, we may incur significant costs developing entertainment properties that may not generate future revenues at the levels that we anticipated, which could in turn create fluctuations in our reported results based on when those costs are expensed and could otherwise materially and adversely affect our results of operations and financial condition.

Our results of operations fluctuate on a seasonal basis.

The social expression industry is a seasonal business, with sales generally being higher in the second half of our fiscal year due to the concentration of major holidays during that period. Consequently, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels, because we usually order and manufacture merchandise in advance of peak selling periods and sometimes before new trends are confirmed by customer orders or consumer purchases. We must carry significant amounts of inventory, especially before the holiday season selling period. If we are not successful in selling the inventory during the holiday period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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

Our success and continued growth depend largely on the efforts and abilities of our current senior management team as well as upon a number of key members of our creative staff, who have been instrumental in our success thus far, and upon our ability to attract and retain other highly capable and creative individuals. The loss of some of our senior executives or key members of our creative staff, or an inability to attract or retain other key individuals, could materially and adversely affect us. We seek to compensate our key executives, as well as other employees, through competitive salaries, bonus plans or other incentives, but we can make no assurance that these programs will enable us to retain key employees or hire new employees.

If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike, or other work stoppage, our business and results of operations could be materially adversely affected.

We are party to collective bargaining contracts with our labor unions, which represent a large number of our employees. In particular, approximately 800 of our employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations with respect to chemical usage, air emissions, wastewater and storm water discharges and other releases into the environment as well as the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, these laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities for which we are unable to predict the ultimate cost, which may be significant, or the effect on our operations. We have implemented various programs designed to protect the environment and comply with applicable environmental laws and regulations. The costs associated with these compliance and remediation efforts have not had and are not expected to have a material adverse effect on our financial condition, cash flows or operating results. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have a material and adverse effect on our business, results of operations and financial condition. The impact of increasingly stringent environmental laws and regulations, regulatory enforcement activities, the discovery of unknown conditions, and third party claims for damages to the environment, real property or persons could result in additional liabilities and costs in the future. Additionally, some state governments (for instance Washington, California and Vermont) are increasingly introducing legislation to require consumer product manufacturers to annually report whether their products contain certain chemicals which the state has determined to be of concern to the health and safety of its residents. Several of the chemicals already subject to such regulation are contained in our products and we believe we are in substantial compliance with current applicable state regulations, but we are unable to predict how many other states will implement such legislation, whether it will apply to our products, and the testing and administrative costs of compliance.

We may be subject to product liability claims and our products could be subject to voluntary or involuntary recalls and other actions.

We are subject to numerous federal, state, provincial and foreign laws and regulations governing product safety including, but not limited to, those regulations enforced by the U.S. Consumer Product Safety Commission, Health Canada, UK local authority trading standards departments, UK Health and Safety Executive, and Australia’s Consumer Affairs unit of the Department of Justice. A failure to comply with such laws and regulations, or concerns about product safety may lead to a recall of selected products. We have experienced, and in the future may experience, recalls and defects or errors in products after their production and sale to customers. Such recalls and defects or errors could result in the rejection of our products by our retail customers and consumers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm our business. Individuals could sustain injuries from our products and we may be subject to claims or lawsuits resulting from such injuries. Governmental agencies could pursue us and issue civil fines and/or criminal penalties for a failure to comply with product safety regulations. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Additionally, we may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of our products, product liability claims, absence or cost of insurance and administrative costs associated with recalls could harm our reputation, increase costs or reduce sales.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party Web sites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our online business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act is intended to impose additional restrictions on the ability of online service providers to collect user information from minors. The Federal Trade Commission Act, Title 5 – Unfair & Deceptive Acts & Practices prohibits businesses from engaging in unfair or deceptive acts or practices, including by misrepresenting data privacy and security. The Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. In addition, many foreign jurisdictions, including those in which we do business, currently have significant limitations on the collection, use, storage, transfer and disposal of personal data of consumers and employees, and are considering the European Union’s 1995 Data Protection Directive. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

We may not be able to prevent third parties from stealing information provided by our customers to us through our Web sites. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which could substantially harm our business and results of operations. In addition, we may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

Even if we are successful in adapting to and preventing new security breaches, any perception by the public that e-commerce and other online transactions, or the privacy of user information, are becoming increasingly unsafe or vulnerable to attack could inhibit the growth of our businesses.

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

Although our project to construct and relocate to a new world headquarters was put on hold in connection with the Going Private Proposal, now that the Merger has closed, we have resumed the project. Based on preliminary estimates, the gross costs associated with the new world headquarters building, before any tax credits, loans or other incentives, will be between approximately $150 million and $200 million over a number of years. Although the majority of the cost of construction of the new world headquarters is expected to be financed through H L & L, due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and we may have to dedicate additional funds to the project, including providing additional funds to H L & L or its direct or indirect parents. Furthermore, we may be unable to qualify for state and local incentives offered to assist in the development of the new world headquarters. In addition, the process of moving our world headquarters is inherently complex and not part of our day to day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business.

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

We are indirectly owned and controlled by members of the Weiss family, and their interests as equity holders may conflict with the interest of holders of American Greetings’ debt.

We are indirectly owned and controlled by the Weiss family, some of whom are executive officers and directors of American Greetings and its subsidiaries, and who have the ability to control our policy and operations. The interests of members of the Weiss family may not in all cases be aligned with interests of the holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of members of the Weiss family might conflict with the interests of holders of our debt. In addition, members of the Weiss family may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve heightened risks to holders of our debt.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 28, 2014, we owned or leased approximately 8.8 million square feet of plant, warehouse and office space throughout the world, of which approximately 512,600 square feet is leased space. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes, as of February 28, 2014, our principal plants and materially important physical properties and identifies as of such date the respective segments that use the properties described. In addition to the following, although we sold our Retail Operations segment in April 2009, we remain subject to certain of the Retail Operations store leases on a contingent basis through our subleasing of stores to Schurman, which operates these retail stores throughout North America. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. In addition, as a result of the bankruptcy administration of a former customer, Clinton Cards, and the related acquisition of certain of its assets in June 2012, we operate approximately 400 card and gift retail stores throughout the United Kingdom, all of which operate in premises that we lease from third parties.

*	—Indicates calendar year

	Approximate Square Feet Occupied		Expiration Date of Material Leases*
Location	Owned	Leased		Principal Activity
Cleveland, (1) (3) (5) Ohio	1,700,000			World Headquarters: General offices of North American Greeting Card Division; Plus Mark LLC; AG Interactive, Inc.; Cardstore, Inc.; AGC, LLC; Those Characters From Cleveland, Inc.; and Cloudco, Inc.; creation and design of greeting cards, gift packaging, party goods, stationery and giftware; marketing of electronic greetings; design licensing; character licensing

Bardstown, (1) Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards

Danville, (1) Kentucky	1,374,000			Distribution of everyday products including greeting cards

Osceola, (1) Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products

Ripley, (1) Tennessee	165,000			Greeting card printing (lithography)

Forest City, (5) North Carolina	498,000			General offices of A.G. Industries, Inc.; manufacture of display fixtures and other custom display fixtures by A.G. Industries, Inc.

Forest City, (5) North Carolina		290,000	2014	Warehousing for A.G. Industries, Inc.

Greeneville, (1) Tennessee	1,044,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark LLC

Chicago, (1) Illinois		45,000	2018	Administrative offices of Papyrus-Recycled Greetings, Inc.

Fairfield, (1) California		34,000	2014	General offices of Papyrus-Recycled Greetings, Inc.

Mississauga, (1) Ontario, Canada		38,000	2018	General offices of Carlton Cards Limited and Papyrus-Recycled Greetings Canada Ltd.

	Approximate Square Feet Occupied		Expiration Date of Material Leases*
Location	Owned	Leased		Principal Activity

Mulgrave, (2) Australia		30,000	2021	General offices of John Sands companies

Dewsbury, (2) England (Two Locations)	430,000			General offices of UK Greetings Ltd. and manufacture and distribution of greeting cards and related products

Corby, England (2)	136,000			Distribution of greeting cards and related products

London, England (4)		75,601	2014	General offices of and warehousing for Clinton Cards

[1]	North American Social Expression Products
[2]	International Social Expression Products
[3]	AG Interactive
[4]	Retail Operations
[5]	Non-reportable

Item 3.	Legal Proceedings

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

Prior to the Merger, our Class A common shares were listed on the New York Stock Exchange under the symbol AM. As a result of the Merger, we no longer have a class of equity that is publicly traded; rather, all of our common shares are held by CIHC. Prior to the Merger, the high and low sales prices of our Class A common shares, as reported in the New York Stock Exchange listing for the year ended February 28, 2013 and the period from March 1, 2013 through August 9, 2013, were as follows:

	Year Ended February 28, 2013		Year Ended February 28, 2014
	High	Low	High	Low
1st Quarter	$16.55	$13.96	$18.50	$15.96
2nd Quarter (through August 9, 2013)	$15.16	$12.53	$19.20	$16.95
3rd Quarter	$17.44	$13.98	—	—
4th Quarter	$17.49	$15.06	—	—

As of August 9, 2013, as a result of the Merger, the Corporation had one shareholder, CIHC, which held 100 common shares of the Corporation.

Dividends. Prior to the closing of the Merger, we paid quarterly dividends of $0.15 per Class A common share and Class B common share during fiscal 2013 and during the first two quarters of fiscal 2014. Following the closing of the Merger, we stopped paying a quarterly dividend, but paid one dividend in the total aggregate amount of $18,194,951.06 to our sole shareholder on September 30, 2013, paid a second dividend in the total aggregate amount of $7,225,246.10 to our sole shareholder on January 2, 2014, and paid a third dividend in the total aggregate amount of $50,000,000 to our sole shareholder on February 10, 2014.

Our borrowing arrangements, including our senior secured credit facility and the indenture governing our 7.375% senior notes due 2021, restrict our ability to pay shareholder dividends. Our borrowing arrangements also contain certain other restrictive covenants that are customary for similar credit arrangements. For example, our credit facility contains covenants relating to financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance. In addition, our credit facility includes covenants that limit our ability to incur additional debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make certain investments, enter into transactions with affiliates, grant or permit liens, sell assets, enter in sale and leaseback transactions, and consolidate, merge or sell all or substantially all of our assets. There are also financial covenants that require us to maintain a maximum leverage ratio (consolidated indebtedness minus unrestricted cash over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)) and a minimum interest coverage ratio (consolidated EBITDA over consolidated interest expense). These restrictions are subject to customary baskets and financial covenant tests. For a further description of the limitations on our ability to pay dividends that are imposed by our borrowing arrangements, see the discussion in Part II, Item 7, under the heading “Liquidity and Capital Resources” of this Annual Report, and Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Securities Authorized for Issuance Under Equity Compensation Plans.

Please refer to the information set forth under the heading “Equity Compensation Plan Information” included in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any equity securities in the three months ended February 28, 2014.

Item 6.	Selected Financial Data

Thousands of dollars

	2014 (1)	2013 (2)	2012 (3)	2011	2010 (4)
Summary of Operations
Net sales	$1,941,809	$1,842,544	$1,663,281	$1,565,539	$1,603,285
Total revenue	1,969,666	1,868,739	1,695,144	1,597,894	1,640,851
Goodwill impairment	733	—	27,154	—	—
Interest expense	27,363	17,896	53,073	25,389	26,311
Net income	50,522	49,918	57,198	87,018	81,574

Financial Position
Inventories	254,761	242,447	208,945	179,730	163,956
Working capital	194,447	293,310	331,679	380,555	331,803
Total assets	1,602,443	1,583,463	1,549,464	1,547,249	1,544,498
Property, plant and equipment additions	54,097	114,149	78,207	39,762	29,065
Long-term debt	539,114	286,381	225,181	232,688	328,723
Shareholder’s equity	327,447	681,877	727,458	763,758	650,911
Net return on average shareholder’s equity from continuing operations	10.0%	7.1%	7.7%	12.3%	13.7%

(1)	During 2014, the Corporation incurred costs associated with Merger, which included transaction costs and incremental compensation expense related to the settlement of stock options and modification and cancellation of outstanding restricted stock units and performance shares of $28.1 million. See Note 2 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.
(2)	During 2013, the Corporation incurred charges of $35.7 million associated with the Clinton Cards acquisition, which includes a contract asset impairment charge, bad debt expense, legal and advisory fees and impairment of debt purchased. See Note 3 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. The Corporation also incurred expenses of $6.9 million related to the Going Private Proposal.
(3)	During 2012, the Corporation recorded a loss of $30.8 million, which is included in “Interest expense,” related to the extinguishment of its 7.375% senior notes and 7.375% notes due 2016. See Note 11 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.
(4)	During 2010, the Corporation incurred a loss of $29.3 million on the disposition of its then existing retail operations segment. The Corporation also recorded a gain of $34.2 million related to the party goods transaction and a charge of approximately $15.8 million for asset impairments and severance expense associated with a facility closure. Also in 2010, the Corporation recognized a cost of $18.2 million in connection with the shutdown of its distribution operations in Mexico.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Founded in 1906, we operate predominantly in a single industry: the design, manufacture, distribution and sale of everyday and seasonal greeting cards and other social expression products. Headquartered in Cleveland, Ohio, as of February 28, 2014, we employed approximately 29,300 associates around the world and are home to one of the world’s largest creative studios.

Our major domestic greeting card brands are American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You. Our other domestic products include DesignWare party goods, Plus Mark gift wrap and boxed cards, and AGI In-Store display fixtures. We also create and license our intellectual properties such as the Care Bears and Strawberry Shortcake characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings and other content for the digital marketplace. Our major Internet and wireless brands are AmericanGreetings.com, BlueMountain.com and Cardstore.com.

Our international operations include wholly-owned subsidiaries in the United Kingdom (also referred to herein as “UK”), Canada, Australia and New Zealand as well as licensees in approximately 50 other countries. As of February 28, 2014, we also operated 396 card and gift retail stores throughout the UK.

Operating Results

Total revenue for 2014 was $1.97 billion, up $101 million from the prior year. This 5.4% increase was primarily related to the purchase of Clinton Cards retail operations during the prior year second quarter. The current year period includes twelve months of sales through Clinton Cards retail stores, while the prior year period includes sales for slightly less than eight months. In total, revenue related to Clinton Cards for 2014 increased approximately $91 million compared to the prior year period. Also contributing to the increase in revenue during 2014 were higher sales in our fixtures business of approximately $35 million, of which approximately $26 million was related to a significant contract with a large consumer electronics company that was obtained and completed during the year. In addition, total revenue increased due to higher sales of gift packaging and party goods. Partially offsetting these increases were reduced sales of greeting cards, lower other ancillary product sales and the unfavorable impact of scan-based trading (“SBT”) implementations. Foreign currency translation had an unfavorable impact on sales of approximately $17 million.

Operating income for 2014 was $136.9 million compared to $94.2 million in the prior year, an improvement of approximately $42.7 million. The current year was favorably impacted primarily by the North American Social Expression Products segment due to lower spending on marketing and the information systems refresh project, the fixtures business due to higher sales, the International Social Expression Products segment due to favorable product mix and lower supply chain and scrap expense, lower legal expenses and a gain of approximately $5 million related to the Clinton’s acquisition. The current year was unfavorably impacted by approximately $28 million of costs related to the Merger, the operating results of the Retail Operations segment, and variable compensation expense. The current year operating income was also unfavorably impacted by approximately $13 million related to SBT implementations, which was approximately $5 million higher than the prior year.

Operating income in the prior year period included costs of $35.7 million related to the Clinton Cards acquisition, including approximately $17 million of bad debt expense, approximately $8 million impairment of the Clintons secured debt, approximately $7 million of legal and advisory fees, and approximately $4 million impairment for the deferred costs related to our supply agreement associated with the Clinton Cards’ Birthdays branded stores that were closed as part of the Clinton Cards bankruptcy administration process. The prior year also included approximately $7 million of costs related to the Merger.

Capital expenditures during the current year were approximately $54 million, a decrease of approximately $60 million from the prior period. This decrease was primarily related to lower spending on our information systems refresh project and lower spending on manufacturing equipment. We expect that capital expenditures will be generally higher than historic levels as we continue to execute our multi-year information systems refresh and other strategic projects.

RESULTS OF OPERATIONS

Comparison of the years ended February 28, 2014 and 2013

In 2014, net income was $50.5 million compared to $49.9 million in 2013.

Our results for 2014 and 2013 are summarized below:

(Dollars in thousands)	2014	% Total Revenue	2013	% Total Revenue
Net sales	$1,941,809	98.6%	$1,842,544	98.6%
Other revenue	27,857	1.4%	26,195	1.4%

Total revenue	1,969,666	100.0%	1,868,739	100.0%

Material, labor and other production costs	857,227	43.5%	817,740	43.8%
Selling, distribution and marketing expenses	685,088	34.8%	653,935	35.0%
Administrative and general expenses	297,443	15.1%	298,569	16.0%
Goodwill impairment	733	0.0%	—	0.0%
Other operating (income) expense – net	(7,718)	(0.4%)	4,330	0.2%

Operating income	136,893	7.0%	94,165	5.0%

Interest expense	27,363	1.4%	17,896	0.9%
Interest income	(400)	(0.0%)	(471)	(0.0%)
Other non-operating income	(3,296)	(0.2%)	(9,174)	(0.5%)

Income before income tax expense	113,226	5.8%	85,914	4.6%
Income tax expense	62,704	3.2%	35,996	1.9%

Net income	$50,522	2.6%	$49,918	2.7%

Revenue Overview

During 2014, consolidated net sales were $1.94 billion, up from $1.84 billion in the prior year. This 5.4%, or $99.3 million, increase was primarily related to the purchase of Clinton Cards retail operations during the prior year second quarter. The current year period includes twelve months of sales through Clinton Cards retail stores, while the prior year period includes sales for slightly less than eight months. In total, net sales related to Clinton Cards for 2014 increased approximately $91 million compared to the prior year period. Also contributing to the increase in net sales in 2014 were higher sales in our fixtures business of approximately $35 million, of which approximately $26 million was related to a large contract obtained in the current year first quarter, as mentioned in the overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The remaining year-over-year improvement was due to higher sales of gift packaging and party goods of approximately $6 million and the prior year impairment of deferred costs of approximately $4 million related to the supply agreement associated with Clinton Cards’ Birthdays branded stores that were closed as part of the Clinton Cards bankruptcy administration process. Partially offsetting these increases were reduced greeting cards sales of approximately $5 million, lower other ancillary product sales of approximately $9 million and the unfavorable impact of foreign currency translation and SBT implementations of approximately $17 million and $5 million, respectively.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2014	2013
Everyday greeting cards	47%	49%
Seasonal greeting cards	24%	25%
Gift packaging and party goods	14%	14%
All other products*	15%	12%

*	The “all other products” classification includes, among other things, giftware, ornaments, custom display fixtures, stickers, online greeting cards, other online digital products and specialty gifts.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $1.7 million from $26.2 million during 2013 to $27.9 million in 2014.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2014 and 2013 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2014	2013	2014	2013	2014	2013
Unit volume	(2.9%)	(0.3%)	(1.9%)	1.6%	(2.6%)	0.3%
Selling prices	3.1%	0.3%	2.1%	2.3%	2.8%	1.0%
Overall increase	0.1%	0.1%	0.1%	4.0%	0.1%	1.3%

During 2014, total wholesale greeting card sales less returns increased 0.1%, compared to the prior year, with a 2.8% increase in selling prices and a 2.6% decrease in unit volume. The overall increase was primarily driven by increases in selling prices from our everyday and seasonal greeting cards in both our North American Social Expression Products and our International Social Expression Products segments, mostly offset by decreases in unit volume of everyday cards in both of our greeting card segments and seasonal greeting cards in our International Social Expression Products segment.

Everyday card sales less returns were up 0.1%, compared to the prior year, as a result of increased selling prices of 3.1% mostly offset by a decline in unit volume of 2.9%. The selling price increase was a result of general price increases outpacing the continued shift to a higher proportion of value card sales. The unit volume decline was primarily driven by generally soft unit trends across most distribution channels.

Seasonal card sales less returns increased 0.1%, with an increase in selling prices of 2.1% and a decrease in unit volume of 1.9%. The increase in selling prices was primarily driven by both our North American Social Expression Products and International Social Expression Products segments across most of our seasonal card programs. The decline in unit volume was driven by our International Social Expression Products segment and was primarily attributable to our Mother’s Day and Easter programs.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2014 were $857.2 million, an increase of $39.5 million from $817.7 million in the prior year. As a percentage of total revenue, these costs were 43.5% in 2014 compared to 43.8% in 2013. The retail operations we purchased from Clinton Cards in the prior year second quarter caused a net increase in MLOPC of approximately $37 million during the current year compared to the prior year. In addition, the combination of higher sales volume and unfavorable product mix, partially offset by lower costs caused an increase in MLOPC of approximately $7 million. These increases were partially offset by the favorable impact of foreign currency translation of approximately $5 million.

Selling, distribution and marketing expenses (“SDM”) for 2014 were $685.1 million, increasing $31.2 million from $653.9 million in the prior year. As a percentage of total revenue, these costs were 34.8% in the current year compared to 35.0% in the prior year. The dollar increase was primarily driven by higher expenses of approximately $56 million within our Retail Operations segment due to the timing of the Clinton Cards acquisition in the prior year second quarter. The current year period includes twelve months of activity related to Clinton Cards retail stores while the prior year period includes activity for slightly less than eight months. This increase was partially offset by lower sales, marketing and product management expenses of approximately $13 million, the majority of which related to Cardstore.com, lower supply chain costs of approximately $6 million and the favorable impact of foreign currency translation of approximately $6 million.

Administrative and general expenses were $297.4 million in 2014, a decrease of $1.2 million from $298.6 million in the prior year. The decrease was driven by lower bad debt expense, whereby the prior year period included approximately $17 million related to increased unsecured accounts receivable exposure as a result of Clinton Cards being placed into administration. In addition, the prior year period included transaction costs in connection with the acquisition of the Clinton Cards retail operations of approximately $7 million that did not recur in the current year. Also contributing to the decrease were lower legal related expenses of approximately $8 million, a year-over-year decrease in costs related to our information technology systems refresh project of approximately $5 million, the favorable impact of foreign currency translation of approximately $1 million and general cost savings, of which no items were individually significant, of approximately $4 million. These decreases were substantially offset by higher costs and fees related to the Merger of approximately $21 million compared to the prior year period and higher expenses of approximately $9 million within our Retail Operations segment primarily due to the timing of the Clinton Cards acquisition in the prior year second quarter. The current year also includes approximately $11 million of higher variable compensation expense primarily related to the establishment during the current year of a long-term incentive program to replace the prior stock-based compensation programs.

Other operating (income) expense – net was $7.7 million of income during the current year compared to $4.3 million of expense in the prior year. The prior year included expenses of $2.1 million related to the termination of certain agency agreements associated with our licensing business and an impairment of $8.1 million related to the senior secured debt of Clinton Cards that we acquired in the prior year first quarter. In the current year, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded adjustments to the Clinton Cards debt impairment resulting in a gain totaling $4.9 million.

Interest expense was $27.4 million during the current year, up from $17.9 million in 2013. The increase of $9.5 million was primarily attributable to increased borrowings in connection with the Merger. For further information of the increased borrowings, see Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Other non-operating income was $3.3 million during 2014 compared to $9.2 million in 2013. The current year includes a non-cash impairment of $1.9 million related to our investment in Schurman. Refer to Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information regarding our investment in Schurman. In addition, the current and prior years included gains associated with our investment in Party City Holdings, Inc. (“Party City”) in the amounts of $3.3 million and $4.3 million, respectively. The remaining decrease was primarily due to a year-over-year change in foreign currency gains of $2.5 million.

The effective tax rate was 55.4% and 41.9% during 2014 and 2013, respectively. The higher than statutory tax rate in 2014 was due to an increase to the valuation allowance in the amount of $12.6 million against certain net operating loss and foreign tax credit carryforwards that we believe will expire unused and an increase in the state income tax expense due to the receipt of intercompany foreign dividends. The valuation allowance was recorded in accordance with Internal Revenue Code section 382 and 383 due to the Merger as previously disclosed. The higher than statutory tax rate in 2013 was primarily due to certain nondeductible expenses incurred as a result of the Clinton Cards acquisition as well as certain items includable as taxable income which did not have corresponding book income amounts also as a result of the Clinton Cards transaction.

Segment Results

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At February 28, 2014, we operated 396 card and gift retail stores in the UK through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Non-reportable segments primarily include licensing activities and the design, manufacture and sales of display fixtures.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 19, “Business Segment Information,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	2014	2013	% Change
Total revenue	$1,253,842	$1,245,269	0.7%
Segment earnings	172,502	160,052	7.8%

Total revenue of our North American Social Expression Products segment increased $8.6 million compared to the prior year. The increase was primarily driven by higher sales of gift packaging and party goods of approximately $9 million, increased greeting card sales of approximately $7 million and higher sales of other ancillary products of approximately $4 million. Partially offsetting these increases were the unfavorable impact of higher SBT implementations and foreign currency translation of approximately $6 million and $5 million, respectively.

Segment earnings increased $12.5 million in 2014 compared to the prior year. The increase was driven by the impact of higher revenues which provided approximately $7 million of additional gross margin, net of the unfavorable impact of higher SBT implementations of approximately $6 million, as well as a decrease in sales, marketing and product management expenses of approximately $13 million and lower costs related to our information technology systems refresh project of approximately $5 million. These favorable items were partially offset by an increase in variable compensation expense (as noted above) of approximately $9 million and the unfavorable impact of foreign currency translation of approximately $3 million.

International Social Expression Products Segment

(Dollars in thousands)	2014	2013	% Change
Total revenue	$249,790	$275,861	(9.5%)
Segment earnings (loss)	9,270	(13,428)	N/A

Total revenue of our International Social Expression Products segment decreased $26.1 million compared to the prior year. The decrease was primarily due to lower sales of greeting cards, gift packaging and other ancillary products of approximately $12 million, $3 million and $8 million, respectively. In addition, foreign currency translation had an unfavorable impact of approximately $8 million for the current year. Partially offsetting these decreases was the prior year impairment of deferred costs of approximately $4 million related to the supply agreement associated with the Clinton Cards’ Birthdays stores that were closed as part of the Clinton Cards bankruptcy administration process that did not recur in the current year and the impact of lower SBT implementations in the current year compared to the prior year of approximately $1 million.

Segment earnings increased $22.7 million compared to prior year. The improvement in earnings was primarily driven by prior year costs of approximately $21 million related to Clinton Cards that do not have comparative amounts in the current year period. In the first quarter of the prior year, Clinton Cards, a significant third-party customer at the time, was placed into administration. As a result, we incurred bad debt expense of approximately $17 million and an impairment of deferred costs related to the supply agreement associated with the Clinton Cards’ Birthdays stores of approximately $4 million. The prior year also included charges of approximately $3 million due to strategic business actions, including the divestiture of a small non-card product line and the closure of a small gift wrap manufacturing facility in Italy, which did not recur in the current year. In the current year, the impact on earnings from decreased revenue was substantially offset by favorable product mix as well as lower supply chain costs and scrap expenses of approximately $7 million and $2 million, respectively.

Retail Operations Segment

(Dollars in thousands)	2014	2013	% Change
Total revenue	$332,066	$244,106	36.0%
Segment (loss) earnings	(4,637)	6,581	—

In the prior year second quarter, we acquired retail stores in the UK that we are operating under the “Clintons” brand. As of February 28, 2014, we were operating 396 stores. Total revenue in our Retail Operations segment increased approximately $88 million, which includes approximately $91 million of higher sales less the unfavorable impact from foreign exchange translation of approximately $3 million. The revenue increase was due to the timing of the Clinton Cards acquisition, whereby the operating results of the Retail Operations segment for the year ended February 28, 2013 included slightly less than eight months of activity compared to a full twelve months during the current year. During the comparable eight month period in the current year, net sales at stores open one year or more were down approximately 2.6% compared to the prior year period. Start-up and transitional costs related to the actions taken to execute our strategy to stabilize and improve the profitability of the stores acquired totaled $1.3 million and $7.7 million in the current and prior year, respectively. The retail operations are consolidated on a one-month lag corresponding with a fiscal year-end of February 1 for fiscal 2014.

AG Interactive Segment

(Dollars in thousands)	2014	2013	% Change
Total revenue	$61,084	$64,440	(5.2%)
Segment earnings	15,540	16,465	(5.6%)

Total revenue of our AG Interactive segment decreased $3.4 million compared to the prior year. The decrease in revenue was driven primarily by lower advertising revenue and lower subscription revenue related to the disposition of a minor photo sharing business in the prior fiscal year. At the end of 2014 and 2013, AG Interactive had approximately 3.7 million online paid subscriptions.

Segment earnings decreased $0.9 million compared to the prior year, primarily due to the prior year gain recognized in connection with the disposition of a minor photo sharing business that did not recur in the current period and severance expense incurred in the current year third quarter. These decreases in earnings and the impact of lower revenue were substantially offset by overall cost savings across most functional areas of the business.

Non-reportable Segments

(Dollars in thousands)	2014	2013	% Change
Total revenue	$72,884	$39,063	86.6%
Segment earnings	24,521	6,586	272.3%

Total revenue from our Non-reportable segment increased $33.8 million compared to the prior year. This increase in revenue was driven primarily by an approximately $35 million increase from our fixtures business, which obtained and completed a $26 million contract to supply fixtures to a large consumer electronics company during the year.

Segment earnings increased $17.9 million compared to the prior year. About eighty percent of the increase was due to the impact of the higher revenue from the fixtures business. The remaining improvement was from our licensing business primarily due to cost savings initiatives during the current year.

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

(Dollars in thousands)	2014	2013
Interest expense	$(27,363)	$(17,896)
Profit-sharing expense	(9,149)	(7,536)
Stock-based compensation expense	(13,812)	(10,743)
Corporate overhead expense	(53,646)	(54,167)

Total Unallocated	$(103,970)	$(90,342)

Interest expense for the current year increased approximately $9 million, primarily due to increased borrowings in connection with the Merger. For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. In the prior year, corporate overhead expense included legal and advisory fees of approximately $7 million related to the Clinton Cards transaction, an impairment of approximately $8 million related to the senior secured debt of Clinton Cards and higher legal expenses of approximately $8 million primarily related to two class action lawsuits involving corporate-owned life insurance policies. The current year included an adjustment to the Clinton Cards debt impairment, based on current estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, which resulted in a gain of approximately $5 million and higher expenses related to the Going Private Proposal and Merger of approximately $21 million. The current year also included a non-cash impairment of approximately $2 million related to our investment in Schurman and a non-cash loss of approximately $2 million in connection with the freeze to the accrued benefit of the Supplemental Executive Retirement Plan. For the current year, stock-based compensation in the table above includes stock-based compensation prior to the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the Merger, a portion of which is non-cash. There is no stock-based compensation subsequent to the Merger, as these plans were converted into cash compensation plans at the time of the Merger. Refer to Note 2, “Merger,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information.

Comparison of the years ended February 28, 2013 and February 29, 2012

In 2013, net income was $49.9 million compared to $57.2 million in 2012.

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

Revenue Overview

During 2013, consolidated net sales were $1.84 billion, up from $1.66 billion in 2012. This 10.8%, or $179.3 million, increase was primarily related to the purchase of retail stores from Clinton Cards which caused an increase in net sales of approximately $187 million compared to 2012. The increase was comprised of approximately $243 million of net sales from the new Retail Operations segment, reduced by approximately $56 million for the elimination of intersegment sales from the International Social Expression Products segment to the Retail Operations segment. For comparison purposes, the sales being eliminated in 2013 would have been third-party sales in 2012 to Clinton Cards stores that were not owned by us at that time. In addition, greeting card sales through our wholesale divisions improved approximately $17 million. More than offsetting these increases were reduced gift packaging, party goods and other ancillary product sales of approximately $11 million, lower net sales in our fixtures business of approximately $4 million and a $4 million impairment of deferred costs related to the supply agreement associated with the Birthdays stores that were closed as part of the Clinton Cards administration process. Foreign currency translation and SBT implementations unfavorably impacted net sales versus the prior year by approximately $4 million and $2 million, respectively.

The contribution of each major product category as a percentage of net sales for the fiscal years 2012 and 2013 was as follows:

	2013	2012
Everyday greeting cards	49%	50%
Seasonal greeting cards	25%	25%
Gift packaging and party goods	14%	14%
All other products*	12%	11%

*	The “all other products” classification includes, among other things, giftware, ornaments, custom display fixtures, stickers, online greeting cards, other online digital products and specialty gifts.

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

During 2013, total wholesale greeting card sales less returns increased 1.3%, compared to 2012, with a 0.3% improvement in unit volume and a 1.0% increase in selling prices. The overall increase was primarily driven by increases in unit volume and selling prices from our seasonal greeting cards in our North American Social Expression Products segment.

Everyday card sales less returns were up 0.1% in 2013, compared to 2012, as a result of increased selling prices of 0.3% offset by a decline in unit volume of 0.3%. Both the selling price increase and unit volume decrease were driven by our North American Social Expression Products segment. The continued shift to a higher proportion of value cards was more than offset by general price increases. These impacts were partially offset by decreases in selling prices and unit volume improvement within our International Social Expression Products segment.

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

Expense Overview

MLOPC for 2013 were $817.7 million, an increase of $76.1 million from $741.6 million in 2012. As a percentage of total revenue, these costs were 43.8% in both 2013 and 2012. The new retail operations we purchased from Clinton Cards caused a net increase in MLOPC of approximately $43 million during 2013 compared to 2012. This net increase was comprised of approximately $96 million for cost of goods sold through the new Retail Operations segment, reduced by approximately $53 million for the adjustment to cost of goods related to intersegment sales from the International Social Expression Products segment to the Retail Operations segment. Excluding the impact of the Retail Operations segment, MLOPC increased by approximately $33 million. Of this increase, approximately $28 million was attributable primarily to a combination of higher product content costs and an unfavorable change in sales mix, including the continued shift toward a higher proportion of value cards while maintaining a relatively consistent net sales level. Also contributing to the increase in MLOPC was approximately $4 million of higher scrap expense and approximately $3 million of higher costs associated with in-store product displays.

SDM for 2013 were $653.9 million, increasing from $533.8 million in 2012. The increase of $120.1 million was driven by approximately $126 million of expenses within our new Retail Operations segment. Also contributing to the increase were higher marketing and product management expenses of approximately $7 million. These increases were partially offset by lower agency fees related to our licensing business of approximately $4 million and lower costs in our field service and merchandiser organization of approximately $8 million, primarily related to prior year store setup activities for the value channel, which did not recur in 2013.

Administrative and general expenses were $298.6 million in 2013, an increase from $250.7 million in 2012. The increase of $47.9 million was driven partially by approximately $17 million of higher bad debt expense recorded in the UK. The increased bad debt expense related to unsecured accounts receivable of Clinton Cards being written off after Clintons was placed into administration during 2013. Expenses within our new Retail Operations segment added approximately $16 million. Transaction costs of approximately $7 million related to the purchase of the senior secured debt and the retail store acquisition of Clinton Cards were also recorded during 2013. Costs and fees associated with the Going Private Proposal, higher legal expense and increased costs incurred in connection with our information technology systems refresh project added approximately $7 million, $9 million and $3 million, respectively. These increases were partially offset by reduced bad debt expense primarily within our North American Social Expression Products segment, lower administrative costs within our International Social Expression Products segment due to overhead cost savings initiatives and lower profit-sharing plan expenses of approximately $5 million, $4 million and $2 million, respectively.

During 2012, goodwill impairment charges of $27.2 million were recorded. In the fourth quarter of 2012, our market capitalization significantly declined as a result of decreases in our stock price. In connection with the preparation of our annual financial statements, we concluded that the decline in the stock price and market capitalization were indicators of potential impairment which required the performance of an impairment analysis. Based on this analysis, it was determined that the fair values of our North American Social Expression Products segment, which is also the reporting unit, and our reporting unit located in the UK (“UK Reporting Unit”) within the International Social Expression Products segment, were less than their carrying values. As a result, we recorded non-cash goodwill impairment charges of $21.3 million and $5.9 million, respectively, which included all of the goodwill for the North American Social Expression Products segment and the UK Reporting Unit.

Other operating expense was $4.3 million during 2013 compared to income of $8.2 million in 2012. The increase in net expense was primarily attributable to an impairment of $8.1 million related to the senior secured debt of Clinton Cards in 2013. In addition, the prior year included a gain of $4.5 million from the sale of certain minor characters within our intellectual properties portfolio.

Interest expense was $17.9 million during 2013, down from $53.1 million in 2012. The decrease of $35.2 million was primarily attributable to the debt refinancing that occurred during the fourth quarter of 2012 that did not recur. In conjunction with the issuance of new 7.375% senior notes due 2021, we retired our 7.375% senior notes due 2016 and our 7.375% notes due 2016. As a result, we recorded $21.7 million for the write-off of the unamortized discount and deferred financing costs associated with the retired debt and a charge of $9.1 million for the consent payment, tender fees, call premiums and other fees associated with the refinancing.

Other non-operating income was $9.2 million during 2013 compared to expense of $0.1 million during 2012. The 2013 results included a gain of $4.3 million related to the sale of a portion of our investment in the common stock of Party City. The remaining increase was primarily due to a year-over-year change in foreign currency gains and losses of $4.1 million.

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

Segment Results

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 19, “Business Segment Information,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	2013	2012	% Change
Total revenue	$1,245,269	$1,228,548	1.4%
Segment earnings	160,052	149,655	6.9%

Total revenue of our North American Social Expression Products segment increased $16.7 million compared to 2012. The increase was primarily driven by higher sales in seasonal greeting cards of approximately $15 million and other consumer products such as party goods, stationery and gift packaging of approximately $4 million. Partially offsetting these increases were lower sales of everyday greeting cards of approximately $3 million.

Segment earnings increased $10.4 million in 2013 compared to 2012. The increase is attributable to a goodwill impairment charge of approximately $21 million in 2012 that did not recur in 2013 as well lower supply chain costs and lower bad debt expense of approximately $7 million and $5 million, respectively. The lower supply chain costs, specifically field sales and merchandiser expenses, were primarily driven by 2012 store setup activities for the value channel, which did not recur in 2013. These favorable variances were partially offset by higher marketing and product management expenses of approximately $10 million, increased product related costs of approximately $6 million, higher in-store product display costs of approximately $4 million, increased scrap expense of approximately $2 million and approximately $3 million of higher costs related to our technology refresh project. Gross margin dollars improved slightly due to higher sales volume, partially offset by unfavorable product mix as a result of a continued shift to a higher proportion of lower margin value cards.

International Social Expression Products Segment

(Dollars in thousands)	2013	2012	% Change
Total revenue	$275,861	$347,866	(20.7%)
Segment (loss) earnings	(13,428)	20,276	(166.2%)

Total revenue of our International Social Expression Products segment decreased $72.0 million compared to 2012. The decrease was driven primarily by the elimination of intersegment sales to the Retail Operations segment of $55.9 million. For comparison purposes, the sales being eliminated would have been third-party sales in 2012 to Clinton Cards stores that were not owned by us at that time. The remaining decrease of approximately $16 million for 2013 was driven primarily by a combination of lower sales of both gift packaging and other ancillary products of approximately $6 million each, primarily due to the divestiture of an insignificant non-card product line. Also contributing to the lower revenue was an impairment of deferred costs of approximately $4 million related to the supply agreement associated with the Birthdays branded stores that were closed as part of the Clinton Cards administration process. Partially offsetting these decreases were higher sales of everyday greeting cards of approximately $2 million. The sales shortfall resulting from Clinton Cards retail store closings were mostly offset by higher sales to other customers. Foreign currency translation unfavorably impacted sales by approximately $3 million for 2013.

Segment earnings decreased $33.7 million compared to 2012 due to bad debt expense of approximately $17 million in connection with Clinton Cards being placed into administration and an impairment of deferred costs of approximately $4 million related to the supply agreement associated with the Birthdays stores that were closed as part of the Clinton Cards administration process. Earnings also decreased by approximately $17 million for 2013 due to a combination of lower sales volume, unfavorable mix and higher scrap expense. Also contributing to the decrease in earnings was the adjustment of approximately $3 million associated with intersegment earnings generated from sales to the Retail Operations segment. This adjustment reduced consolidated inventory for intercompany profit in the Retail Operations segment’s inventory and deferred the recognition of this profit in the International Social Expression Products segment’s earnings until the inventory is sold to the ultimate customer in the Retail Operations segment. In addition, segment earnings decreased by approximately $3 million as a result of strategic business actions, including the divestiture of a small non-card product line and the closure of a small gift wrap manufacturing facility in Italy. These decreases were partially offset by a goodwill impairment charge of approximately $6 million in 2012 that did not recur in 2013 and lower general and administrative costs of approximately $5 million primarily related to overhead cost savings initiatives.

Retail Operations Segment

(Dollars in thousands)	2013	2012	% Change
Total revenue	$244,106	—	N/A
Segment earnings	6,581	—	N/A

As a result of the June 6, 2012 Clinton Cards acquisition, during 2013 we operated approximately 400 retail stores in the United Kingdom that we are operating under the “Clintons” brand. The retail operations are consolidated on a one-month lag corresponding with a fiscal year-end of February 2 for fiscal 2013. As such, the operating results of the Retail Operations segment for 2013 included only eight months of activity, beginning June 6, 2012, the date of acquisition. The segment earnings of $6.6 million in 2013 included start-up and transitional costs of $7.7 million related to the actions taken to execute our strategy to stabilize and improve the profitability of the stores acquired.

AG Interactive Segment

(Dollars in thousands)	2013	2012	% Change
Total revenue	$64,440	$68,514	(5.9%)
Segment earnings	16,465	13,942	18.1%

Total revenue of our AG Interactive segment decreased $4.1 million compared to 2012. The decrease in revenue was primarily driven by lower revenue from advertising. At February 28, 2013, AG Interactive had approximately 3.7 million online paid subscriptions as of February 28, 2013 as compared to approximately 3.8 million at February 29, 2012.

Segment earnings for 2013 increased $2.5 million compared to 2012. The impact of decreased sales administration, product management and marketing costs is partially offset by the impact of lower sales and higher technology costs.

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

Liquidity and Capital Resources

Operating Activities

During the year, cash flow from operating activities provided cash of $160.1 million compared to $162.8 million in 2013, a decrease of $2.7 million. Cash flow from operating activities for 2013 compared to 2012 resulted in an increase of $39.0 million from $123.8 million in 2012.

Accounts receivable, net of the effect of acquisitions and dispositions, was a source of cash of $8.4 million in 2014 compared to a use of cash of $9.8 million in 2013 and a source of cash of $4.5 million in 2012. As a percentage of the prior twelve months’ net sales, net accounts receivable was 5.0% at February 28, 2014 compared to 5.7% at February 28, 2013. The year-over-year fluctuations occurred primarily within our North American Social Expression Products and International Social Expression Products segments are primarily due to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current period compared to the prior periods.

Inventories, net of the effect of acquisitions and dispositions, were a use of cash of $6.8 million in 2014 compared to a use of cash of $31.6 million in 2013 and a use of cash of $23.3 million in 2012. The use of cash in 2014 was primarily due to our Retail Operations segment that grew inventory by approximately $13 million. This was partially offset by lower inventory levels within our North American Social Expression Products segment. In 2013, the use of cash was driven primarily by our Retail Operations segment that grew inventory by approximately $27 million from its acquisition in June 2012 to February 2013. The use of cash in 2012 was primarily due to the inventory build of cards associated with expanded distribution.

Other current assets, net of the effect of acquisitions and dispositions, were a source of cash of $15.7 million during 2014, compared to a use of cash of $23.4 million in 2013 and a source of cash of $7.0 million in 2012. The source of cash in 2014 was primarily due to lower prepaid rents within our Retail Operations segment and lower prepaid insurance within our North American Social Expressions segment. The use of cash in 2013 was driven primarily by prepaid rents within our new Retail Operations segment that was not present in prior years. The source of cash in 2012 was primarily due to the use of trust assets to pay medical claim expenses as we terminated the active employees’ medical trust fund as of February 29, 2012.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. During 2014, payments exceeded amortization by $22.2 million. During 2013, amortization exceeded payments by $27.1 million. In 2012, payments exceeded amortization by $31.3 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities, net of the effect of acquisitions and dispositions, were a source of cash of $2.0 million in 2014, compared to source of cash of $58.6 million in 2013 and use of cash of $13.6 million in 2012. The 2013 growth in accounts payable and other liabilities, and thus an increase in cash flow in that fiscal year, was primarily due to our new Retail Operations segment as well as activities related to our information technology systems refresh project and other strategic projects.

Investing Activities

Investing activities used $32.7 million of cash in 2014 compared to $163.2 million of cash used in 2013 and $70.3 million of cash used in 2012. The use of cash in the current year was primarily driven by $54.1 million of cash paid for capital expenditures. The decrease in capital expenditures compared to 2013 related primarily to a decrease in assets acquired in connection with our information technology systems refresh project and machinery and equipment purchased for our card-producing facilities. The current year also included the receipt of a cash distribution of $12.1 million related to our investment in Party City and proceeds of $7.6 million received from the Clinton Cards bankruptcy administration.

The use of cash during 2013 was primarily related to cash outlays of $114.1 million associated with capital expenditures. The increase in capital expenditures for 2013 compared to 2012 related primarily to assets acquired in connection with our information technology systems refresh project and investments in our new Retail Operations segment. In addition, during the first quarter of 2013 we paid $56.6 million of cash to acquire all of the outstanding senior secured debt of Clinton Cards.

The use of cash during 2012 was primarily related to cash payments for capital expenditures of $78.2 million as well as business acquisitions of $5.9 million. Capital expenditures in 2012 related primarily to assets acquired in connection with our information technology systems refresh project and our new world headquarters project, as well as machinery and equipment purchased for our card-producing facilities. During 2012, cash paid for the Watermark acquisition, net of cash acquired, was $5.9 million. Partially offsetting these uses of cash in 2012 were cash receipts of $6.0 million from the sale of the land and building related to our DesignWare party goods product lines in our North American Social Expression Products segment, $4.5 million from the sale of certain minor characters in our intellectual properties portfolio and approximately $2.4 million from the sale of the land, building and certain equipment associated with a distribution facility in our International Social Expression Products segment.

Financing Activities

Financing activities used $153.0 million of cash during 2014 compared to $42.0 million in 2013 and $136.9 million in 2012. The primary use of cash in the current year was in connection with activities related to the Merger. These activities included borrowings under our new credit agreement, net of repayments and debt issuance costs, which provided cash of $264.5 million, a contribution of $240.0 million from Parent and payment of cash of $568.3 million to complete the Merger and cancel outstanding shares. In addition, we paid cash dividends of $85.0 million, of which $9.6 million was paid to shareholders prior to the Merger and $75.4 million was paid to Parent after the Merger.

The 2013 use of cash primarily related to share repurchases and dividend payments. We paid $81.0 million to repurchase approximately 5.3 million Class A common shares under our repurchase programs during 2013, which included $2.2 million of cash settlements related to the repurchase of approximately 0.1 million Class A common shares that were initiated during 2012. In addition, we paid cash dividends of $19.9 million during 2013. Partially offsetting these uses of cash, were borrowings under our credit agreement, which provided $61.2 million of cash during 2013.

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

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $640 million at February 28, 2014, which included $340 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $267.8 million in the aggregate was unused as of February 28, 2014. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. The term loan facility was fully drawn on August 9, 2013, the closing date of the Merger. At February 28, 2014, we had $4.5 million of borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under the accounts receivable securitization facility. We had, in the aggregate, $27.7 million outstanding under letters of credit, which reduced the total credit availability thereunder as of February 28, 2014.

For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Credit Facility

In connection with the closing of the Merger, on August 9, 2013, we entered into a $600 million secured credit agreement (“Credit Agreement”), which provides for a $350 million term loan facility (“Term Loan Facility”) and a $250 million revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Term Loan Facility was fully drawn on August 9, 2013, the effective date of the Merger. We issued the Term Loan Facility at a discount of $10.8 million. Installment payments are being made on the Term Loan Facility, beginning with an installment payment of $10 million made in February, 2014. Future payments are scheduled to be made quarterly in the amount of $5 million through May 31, 2019. A final payment of $235 million will be due on August 9, 2019. We may elect to increase the commitments under each of the Term Loan Facility and the Revolving Credit Facility up to an aggregate amount of $150 million. The proceeds of the term loans and the revolving loans borrowed on the Merger Date were used to fund a portion of the Merger consideration and pay fees and expenses associated therewith. After the Merger Date, revolving loans borrowed under the Credit Agreement were used for working capital and general corporate purposes.

On January 24, 2014, we amended the Credit Agreement. The amendment modifies the Credit Agreement to, among other things, permit us to: (i) convert from a “C corporation” to an “S corporation” for U.S. federal income tax purposes (the “S-Corp Conversion”), (ii) in connection with the S-Corp Conversion, (x) change our fiscal year to end on December 31 of each year, (y) change our inventory accounting method from last-in, first-out to first-in, first-out and (z) make S-Corp tax distributions (as defined in the amended Credit Agreement) to the holders of our capital stock while we are treated as an S corporation or disregarded entity of an S corporation, (iii) make restricted payments (as defined in the Credit Agreement) to enable the payment of current interest on certain senior unsecured notes issued by an indirect parent company of ours in a principal amount not to exceed $300 million, (iv) make a one-time restricted payment of up to $50 million to Parent, so long as on or about the date of such restricted payment Parent redeems the non-voting preferred stock of Parent held by Koch Investment in an amount of not less than such restricted payment, (v) make certain additional capital expenditures each year primarily related to our information systems refresh project and (vi) make changes to certain definitions to exclude the accounting treatment of the future lease that may be entered into in connection with the new world headquarters.

The obligations under our Credit Agreement are guaranteed by Parent and our material domestic subsidiaries and are secured by substantially all of our assets and the guarantors.

The interest rate per annum applicable to the loans under the Credit Facilities are, at our election, equal to either (i) the base rate plus the applicable margin or (ii) the relevant adjusted Eurodollar rate for an interest period of one, two, three or six months, at our election, plus the applicable margin.

The Credit Agreement contains certain customary covenants, including covenants that limit our ability and the ability of our subsidiaries and the Parent to, among other things, incur or suffer to exist certain liens; make investments; enter into consolidations, mergers, acquisitions and sales of assets; incur or guarantee additional indebtedness; make distributions; enter into agreements that restrict the ability to incur liens or make distributions; and engage in transactions with affiliates. In addition, the Credit Agreement contains financial covenants that require us to maintain a total leverage ratio and interest coverage ratio in accordance with the limits set forth therein.

Accounts Receivable Facility

We are also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of February 28, 2014 and 2013.

Under the terms of the accounts receivable facility, we sell accounts receivable to AGC Funding Corporation (our wholly-owned, consolidated subsidiary), which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides us funding similar to a revolving credit facility.

On August 9, 2013, we amended our accounts receivable facility. The amendment modified the accounts receivable facility by providing for a scheduled termination date that is 364 days following the date of the amendment, subject to two additional, consecutive 364-day terms with the consent of the parties thereto. The amendment also, among other things, permitted the Merger and changed the definition of the base rate to equal the higher of the prime rate as announced by the applicable purchaser financial institution, and the federal funds rate plus 0.50%.

AGC Funding Corporation pays an annual facility fee of 80 basis points on the commitment of the accounts receivable securitization facility, together with customary administrative fees on letters of credit that have been issued and on outstanding amounts funded under the facility. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

The accounts receivable facility contains representations, warranties, covenants and indemnities customary for facilities of this type, including our obligation to maintain the same consolidated leverage ratio as it is required to maintain under our Credit Agreement.

7.375% Senior Notes Due 2021

On November 30, 2011, we closed a public offering of $225 million aggregate principal amount of 7.375% senior notes due 2021 (the “2021 Senior Notes”). The net proceeds from this offering were used to redeem other existing debt. In connection with this transaction, we wrote off the remaining unamortized discount and deferred financing costs related to the previously existing debt, totaling $21.7 million, as well as recorded a charge of $9.1 million for the consent payments, tender fees, call premium and other fees incurred in connection with these transactions.

The 2021 Senior Notes will mature on December 1, 2021 and bear interest at a fixed rate of 7.375% per year. The 2021 Senior Notes constitute our general unsecured senior obligations. The 2021 Senior Notes rank senior in right of payment to all our future obligations that are, by their terms, expressly subordinated in right of payment to the 2021 Senior Notes and pari passu in right of payment with all our existing and future unsecured obligations that are not so subordinated. The 2021 Senior Notes are effectively subordinated to our secured indebtedness, including borrowings under the Credit Facilities described above, to the extent of the value of the assets securing such indebtedness. The 2021 Senior Notes also contain certain restrictive covenants that are customary for similar credit arrangements, including covenants that limit our ability to incur additional debt; declare or pay dividends; make distributions on or repurchase or redeem capital stock; make certain investments; enter into transactions with affiliates; grant or permit liens; sell assets; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of our assets. These restrictions are subject to customary baskets and financial covenant tests.

At February 28, 2014, the Corporation was in compliance with the financial covenants under its borrowing agreements described above.

Capital Deployment and Investments

In connection with the Merger, Parent issued approximately $245 million in aggregate stated value of non-voting preferred stock. Parent could elect to either accrue or pay cash for dividends on the preferred stock. The preferred stock carried a cash dividend rate of LIBOR plus 11.5%. We provided Parent with the cash flow for Parent to pay dividends on the preferred stock. During the post-merger period of 2014, we made cash dividend payments of $75.4 million to Parent of which $11.4 million was used for the payment of dividends on the preferred stock. On February 10, 2014, the preferred stock was fully redeemed by Parent.

Also on February 10, 2014, in connection with the redemption of the preferred stock, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent of American Greetings, issued $285 million aggregate principal amount of 9.75%/10.50% Senior PIK

Toggle Notes due 2019 (the “PIK Notes”). Excluding the first and last interest payment periods, which must be paid in cash, CIHC2 may elect to either accrue or pay cash interest on the PIK Notes. The PIK Notes carry a cash interest rate of 9.75%. Prior to the payment of interest by CIHC2, it is expected that we will provide CIHC2 with the cash flow for CHIC2 to pay interest on the PIK Notes. Assuming interest is paid regularly in cash, rather than accrued, the annual cash required to pay the interest is expected to be approximately $27.8 million while the entire issuance of PIK Notes are outstanding. For further information, refer to the discussion of the PIK Notes as disclosed in “Transactions with Parent Companies and Other Affiliated Companies” in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 18 of this Annual Report.

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

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2013 on this project was approximately $84 million. During 2014, we spent approximately $25 million, including capital of approximately $21 million and expense of approximately $4 million, on these information technology systems. We currently expect to spend a total of at least an additional $150 million on these information technology systems over the remaining life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 28, 2014:

	Payment Due by Period as of February 28, 2014
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt	$20,000	$20,000	$20,000	$20,000	$24,500	$465,181	$569,681
Operating leases (1)	71,392	66,446	59,994	50,840	37,680	102,694	389,046
Commitments under customer agreements	84,859	28,016	35,417	35,397	50,361	—	234,050
Commitments under royalty agreements	7,763	11,280	5,864	5,676	675	844	32,102
Interest payments	32,425	30,495	29,696	28,898	27,270	53,920	202,704
Severance	2,672	1,302	—	—	—	—	3,974
Commitments under purchase agreements	1,767	—	—	—	—	—	1,767

	$220,878	$157,539	$150,971	$140,811	$140,486	$622,639	$1,433,324

(1)	Approximately $7 million of the operating lease commitments in the table above relate to retail stores acquired by Schurman that are being subleased to Schurman. The failure of Schurman to operate the retail stores successfully could have an adverse effect on us because if Schurman is not able to comply with its obligations under the subleases, we remain contractually obligated, as primary lessee, under those leases. In connection with our acquisition of Clinton Cards, the number of stores that we are operating as of February 29, 2014, is 396. The estimated future minimum rental payments for noncancelable operating leases related to these stores is approximately $360 million. Refer to Note 3, “Acquisitions,” to the Consolidated Financial Statements for further information.

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 28, 2014. Also, we provide credit support to Schurman through a liquidity guaranty of up to $10 million in favor of the lenders under Schurman’s senior revolving credit facility as described in Note 1 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report, which are not included in the table as no amounts have been drawn and therefore we cannot determine the amount of usage in the future.

We expect to contribute approximately $5 million in 2015 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001. This represents the legally required minimum contribution level. Any discretionary additional contributions we may make are not expected to exceed the deductible limits established by Internal Revenue Service regulations. Refer to Note 12 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

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

Although risk is inherent in the granting of advances, we subject such customers to our normal credit review. We maintain an allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, we record a specific allowance to reduce the deferred cost asset to an estimate of its future value based upon expected recoverability. Losses attributed to these specific events have historically not been material. The aggregate average remaining life of our customer contract base is 7.2 years.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to disclose additional information about changes in other comprehensive income (“OCI”) by component. In addition, an entity is required to present, either on the face of the statement where income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the income statement line items affected. The provisions of this guidance are effective prospectively for annual and interim periods beginning after December 15, 2012. We adopted this standard on March 1, 2013. The amended accounting standard only impacts the financial statement presentation of OCI and does not change the components that are recognized in net income or OCI. The adoption of this standard had no impact on our financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this standard on March 1, 2013. The adoption of this standard did not have a material effect on our financial statements.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	the ability of Clinton Cards to achieve the anticipated revenue and operating profits;

•	the ability of the bankruptcy administration to generate sufficient proceeds from the liquidation of the remaining Clinton Cards business to repay the remaining secured debt owed to us;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	unanticipated expenses we may be required to incur relating to our world headquarters project;

•	our ability to qualify for state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a SBT model;

•	Schurman’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of new and expanded advertising and marketing efforts, such as our online efforts through Cardstore.com;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	risks associated with leasing substantial amounts of space;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

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

Derivative Financial Instruments – We had no derivative financial instruments as of February 28, 2014.

Interest Rate Exposure – We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, approximately 60% of our debt is carried at variable interest rates. We believe that our overall interest rate exposure risk is limited. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 28, 2014, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense. Under the terms of our current Credit Agreement, we have the ability to borrow significantly more floating rate debt, which, if incurred, could have a material impact on interest expense in a fluctuating interest rate environment.

Foreign Currency Exposure – Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 36%, 35% and 28% of our 2014, 2013 and 2012 total revenue from continuing operations, respectively, were generated from operations outside the United States. Operations in Australia, New Zealand, Canada, the European Union and the UK are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates. However, for the year ended February 28, 2014, a hypothetical 10% weakening of the U.S. dollar would not materially affect our income before income tax expense.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2014 and February 28, 2013, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended February 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Corporation’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2014 and February 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio

June 2, 2014

CONSOLIDATED STATEMENT OF INCOME

Years ended February 28, 2014, February 28, 2013 and February 29, 2012

Thousands of dollars

	2014	2013	2012
Net sales	$1,941,809	$1,842,544	$1,663,281
Other revenue	27,857	26,195	31,863

Total revenue	1,969,666	1,868,739	1,695,144

Material, labor and other production costs	857,227	817,740	741,645
Selling, distribution and marketing expenses	685,088	653,935	533,827
Administrative and general expenses	297,443	298,569	250,691
Goodwill impairment	733	—	27,154
Other operating (income) expense – net	(7,718)	4,330	(8,200)

Operating income	136,893	94,165	150,027

Interest expense	27,363	17,896	53,073
Interest income	(400)	(471)	(982)
Other non-operating (income) expense – net	(3,296)	(9,174)	121

Income before income tax expense	113,226	85,914	97,815
Income tax expense	62,704	35,996	40,617

Net income	$50,522	$49,918	$57,198

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Years ended February 28, 2014, February 28, 2013 and February 29, 2012

Thousands of dollars

	2014	2013	2012
Net income	$50,522	$49,918	$57,198

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,545	(11,015)	(2,412)
Pension and postretirement benefit adjustments	5,344	5,712	(7,074)
Unrealized (loss) gain on securities	(4)	—	2

Other comprehensive income (loss), net of tax	17,885	(5,303)	(9,484)

Comprehensive income	$68,407	$44,615	$47,714

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 2014 and 2013

Thousands of dollars except share and per share amounts

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,963	$86,059
Trade accounts receivable, net	97,925	105,497
Inventories	254,761	242,447
Deferred and refundable income taxes	46,996	72,560
Prepaid expenses and other	146,164	155,343

Total current assets	609,809	661,906

OTHER ASSETS	542,766	456,751
DEFERRED AND REFUNDABLE INCOME TAXES	74,103	92,354
PROPERTY, PLANT AND EQUIPMENT – NET	375,765	372,452

	$1,602,443	$1,583,463

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Debt due within one year	$20,000	$—
Accounts payable	120,568	119,777
Accrued liabilities	68,838	80,098
Accrued compensation and benefits	74,017	69,309
Income taxes payable	14,866	4,968
Deferred revenue	31,288	31,851
Other current liabilities	85,785	62,593

Total current liabilities	415,362	368,596

LONG-TERM DEBT	539,114	286,381
OTHER LIABILITIES	301,815	225,044
DEFERRED INCOME TAXES AND NONCURRENT INCOME TAXES PAYABLE	18,705	21,565

SHAREHOLDER’S EQUITY
Common shares – par value $.01 per share: 100 shares issued in 2014 and zero shares issued in 2013	—	—
Common shares - Class A - par value $1 per share: zero shares issued less zero treasury shares in 2014 and 83,935,490 shares issued less 54,847,733 treasury shares in 2013	—	29,088
Common shares - Class B - par value $1 per share: zero shares issued less zero treasury shares in 2014 and 6,057,116 shares issued less 3,174,032 treasury shares in 2013	—	2,883
Capital in excess of par value	240,000	522,425
Treasury stock	—	(1,093,782)
Accumulated other comprehensive income (loss)	752	(17,133)
Retained earnings	86,695	1,238,396

Total shareholder’s equity	327,447	681,877

	$1,602,443	$1,583,463

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28, 2014, February 28, 2013 and February 29, 2012

Thousands of dollars

	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$50,522	$49,918	$57,198
Adjustments to reconcile net income to cash flows from operating activities:
Goodwill impairment	733	—	27,154
Stock-based compensation	8,091	10,743	10,982
Net gain on dispositions	—	—	(4,500)
Net loss (gain) on disposal of fixed assets	560	631	(461)
Loss on extinguishment of debt	—	—	30,812
Depreciation and intangible assets amortization	55,283	49,405	43,666
Provision for doubtful accounts	368	16,064	4,776
Clinton Cards secured debt (recovery) impairment	(4,910)	8,106	—
Deferred income taxes	22,615	27,530	15,391
Gain related to Party City investment	(3,262)	(4,293)	—
Other non-cash charges	6,783	1,198	3,034
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	8,359	(9,820)	4,495
Inventories	(6,761)	(31,558)	(23,321)
Other current assets	15,691	(23,404)	7,004
Income taxes	21,151	(18,607)	(11,411)
Deferred costs – net	(22,209)	27,069	(31,254)
Accounts payable and other liabilities	2,046	58,586	(13,560)
Other – net	5,014	1,196	3,797

Total Cash Flows From Operating Activities	160,074	162,764	123,802

INVESTING ACTIVITIES:
Property, plant and equipment additions	(54,097)	(114,149)	(78,207)
Cash payments for business acquisitions, net of cash acquired	—	621	(5,899)
Proceeds from sale of fixed assets	1,652	853	9,310
Proceeds related to Party City investment	12,105	6,061	—
Proceeds from Clinton Cards administration	7,644	—	—
Purchase of Clinton Cards debt	—	(56,560)	—
Proceeds from sale of intellectual properties	—	—	4,500

Total Cash Flows From Investing Activities	(32,696)	(163,174)	(70,296)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	385,736	543,150	225,000
Repayments on revolving line of credit and long-term borrowings	(442,436)	(481,950)	(263,787)
Proceeds from term loan	339,250	—	—
Repayments on term loan	(10,000)	—	—
Issuance, exercise or settlement of share-based payment awards	(4,487)	(2,648)	10,153
Tax benefit from share-based payment awards	279	364	3,468
Contribution from parent	240,000	—	—
Purchase of treasury shares	—	(80,991)	(82,459)
Payments to shareholders to effect merger	(568,303)	—	—
Dividends to shareholders	(85,034)	(19,927)	(23,893)
Financing fees	(8,045)	—	(5,391)

Total Cash Flows From Financing Activities	(153,040)	(42,002)	(136,909)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,566	(3,967)	3

DECREASE IN CASH AND CASH EQUIVALENTS	(22,096)	(46,379)	(83,400)
Cash and Cash Equivalents at Beginning of Year	86,059	132,438	215,838

Cash and Cash Equivalents at End of Year	$63,963	$86,059	$132,438

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

Years ended February 28, 2014, February 28, 2013 and February 29, 2012

Thousands of dollars except per share amounts

				Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
					Treasury Stock
	Common Shares
	Common	Class A	Class B
BALANCE FEBRUARY 28, 2011	$—	$37,470	$2,937	$492,048	$(952,206)	$(2,346)	$1,185,855	$763,758
Net income	—	—	—	—	—	—	57,198	57,198
Other comprehensive loss	—	—	—	—	—	(9,484)	—	(9,484)
Cash dividends - $0.60 per share	—	—	—	—	—	—	(23,908)	(23,908)
Sale of shares under benefit plans, including tax benefits	—	1,054	314	10,117	11,042	—	(8,978)	13,549
Purchase of treasury shares	—	(4,514)	(412)	—	(79,782)	—	—	(84,708)
Stock compensation expense	—	—	—	10,982	—	—	—	10,982
Stock grants and other	—	1	3	16	108	—	(57)	71

BALANCE FEBRUARY 29, 2012	—	34,011	2,842	513,163	(1,020,838)	(11,830)	1,210,110	727,458
Net income	—	—	—	—	—	—	49,918	49,918
Other comprehensive loss	—	—	—	—	—	(5,303)	—	(5,303)
Cash dividends - $0.60 per share	—	—	—	—	—	—	(19,929)	(19,929)
Sale of shares under benefit plans, including tax benefits	—	401	40	(1,491)	411	—	(1,699)	(2,338)
Purchase of treasury shares	—	(5,325)	(2)	—	(73,415)	—	—	(78,742)
Stock compensation expense	—	—	—	10,743	—	—	—	10,743
Stock grants and other	—	1	3	10	60	—	(4)	70

BALANCE FEBRUARY 28, 2013	—	29,088	2,883	522,425	(1,093,782)	(17,133)	1,238,396	681,877
Net income	—	—	—	—	—	—	50,522	50,522
Other comprehensive income	—	—	—	—	—	17,885	—	17,885
Cash dividends to common shareholders - $.30 per share (pre-merger)	—	—	—	—	—	—	(9,614)	(9,614)
Cash dividends to parent	—	—	—	—	—	—	(75,420)	(75,420)
Sales of shares under benefit plans, including tax benefits	—	223	28	560	342	—	(1,080)	73
Contribution from parent	—	—	—	240,000	—	—	—	240,000
Payments to shareholders to effect merger	—	(29,305)	(606)	—	(538,392)	—	—	(568,303)
Cancellation of Family Shareholders’ shares	—	(5)	(2,307)	—	—	—	2,312	—
Stock compensation expense	—	—	—	4,125	—	—		4,125
Stock grants and other	—	(1)	2	2	25	—	(5)	23
Settlement, modification or cancellation of share-based payment awards pursuant to merger (see Note 15)	—	—	—	(13,721)	—	—	—	(13,721)
Cancellation of treasury shares	—	—	—	(513,391)	1,631,807		(1,118,416)	—

BALANCE FEBRUARY 28, 2014	$—	$—	$—	$240,000	$—	$752	$86,695	$327,447

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 28, 2014, February 28, 2013 and February 29, 2012

Thousands of dollars

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (“American Greetings” or the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2014 refers to the year ended February 28, 2014. The Corporation’s subsidiary, AG Retail Cards Limited, acquired in 2013, operates retail stores in the United Kingdom (also referred to herein as “UK”), and is consolidated on a one-month lag corresponding with its fiscal year-end of February 1 for 2014. See Note 3 for further information.

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

Prior to the current year fourth quarter, the Corporation held an approximate 15% equity interest in Schurman Fine Papers (“Schurman”) which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the current year third quarter, the Corporation determined that, due to continued operating losses, shareholders’ deficit and lack of return on the Corporation’s investment, the cost method investment was permanently impaired. As a result, the Corporation recorded an impairment charge in the amount of $1,935 which reduced the carrying amount of the investment to zero. In addition, during the current year fourth quarter, in order to mitigate ongoing risks to the Corporation that may arise from retaining an equity interest in Schurman, the Corporation transferred to Schurman its 15% equity interest and, as a result, no longer has an equity interest in Schurman.

The Corporation provides Schurman limited credit support through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10,000 of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in July 2016. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of February 28, 2014 requiring the use of the Liquidity Guaranty.

During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of February 28, 2014 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10,000;

•	normal course of business trade and other receivables due from Schurman of $24,121, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $7,117 and $11,812 as of February 28, 2014 and 2013, respectively.

In addition, the Corporation held a minority investment in the common stock of Party City Holdings, Inc. (“Party City”), formerly known as AAH Holdings Corporation (“AAH”). On June 4, 2012, Party City announced that it entered into a definitive agreement (the “Party City Merger Agreement”) to sell a majority stake of the company in a recapitalization transaction valued at $2,690,000. On July 27, 2012, this transaction closed and Party City merged with and into PC Merger Sub, Inc., a wholly-owned subsidiary of PC Topco Holdings, Inc. (“Holdings”). In connection with this recapitalization transaction, in 2013 the Corporation exchanged 617.3 shares of its Party City common stock for 1,200 shares of common stock of the new company, Holdings, and sold its remaining 123.44 shares of Party City common stock realizing a gain of $4,293. Additionally, on August 1, 2013, the Corporation received a cash distribution from Party City totaling $12,105, which was in part a return of capital of $8,843 that reduced the carrying amount of the investment to zero, and the remaining $3,262 realized as an investment gain. The total proceeds from the distributions received in 2014 and from the sale of Party City common stock in 2013 amounted to $12,105 and $6,061, respectively, and are reflected in “Investing Activities” on the Consolidated Statement of Cash Flows. The gains related to the Corporation’s investment in Party City are included in “Other non-operating (income) expense – net” on the Consolidated Statement of Income. See Note 4 for further information.

In addition to the investment in Holdings, the Corporation has a supply and distribution agreement with Party City and/or its affiliates dated December 31, 2009, with a purchase commitment of $22,500 spread over five years. The Corporation purchased party goods of $4,729, $4,038 and $5,531 during 2014, 2013 and 2012, respectively. As of February 28, 2014, the Corporation has purchased $20,733 of party goods under this agreement since inception.

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

Earnings per Share: As a result of the Merger (as defined in Note 2), the Corporation’s equity is no longer publicly traded. As such, earnings per share information is not required, and therefore prior period earnings per share information is not included in this annual report.

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

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, primarily those in mass merchandising, which is comprised of three distinct channels: mass merchandisers (including discount retailers), chain drug stores and supermarkets. In addition, the Corporation sells its products through a variety of other distribution channels, including card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items) as well as through its retail operations in the UK. The Corporation also sells paper greeting cards through its Cardstore.com Web site, and, from time to time, the Corporation sells its products to independent, third-party distributors. These customers are located throughout the United States, Canada, the United Kingdom, Australia and New Zealand. Net sales to the Corporation’s five largest customers accounted for approximately 39%, 39% and 42% of total revenue in 2014, 2013 and 2012, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14%, 14% and 14% of total revenue in 2014, 2013 and 2012, respectively. Net sales to Target Corporation accounted for approximately 13%, 13% and 14% of total revenue in 2014, 2013 and 2012, respectively.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral to secure their obligation to the Corporation. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss exists from a concentration of credit.

Inventories: Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (“LIFO”) cost method is used for certain domestic inventories, which approximate 55% and 60% of the total pre-LIFO consolidated inventories at February 28, 2014 and 2013, respectively. The remaining domestic and international non-retail store inventories principally use the first-in, first-out (“FIFO”) method except for display material and factory supplies which are carried at average cost. Retail store inventories are carried at average cost. The Corporation allocates fixed production overhead to inventory based on the normal capacity of the production facilities. Abnormal amounts of idle facility expense, freight, handling costs and wasted material are treated as a current period expense. See Note 7 for further information.

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

Production expense totaled $3,514, $3,360 and $5,985 in 2014, 2013 and 2012, respectively, with no significant amounts related to changes in ultimate revenue estimates during these periods. These production costs are included in “Material, labor and other production costs” on the Consolidated Statement of Income. Amortization of production costs totaling $2,776, $2,089 and $3,646 in 2014, 2013 and 2012, respectively, are included in “Other - net” within “Operating Activities” on the Consolidated Statement of Cash Flows. The balance of deferred film production costs was $7,031 and $9,765 at February 28, 2014 and 2013, respectively, and is included in “Other assets” on the Consolidated Statement of Financial Position. The Corporation expects to amortize approximately $1,200 of production costs during the next twelve months.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in “Other assets” net of policy loans and related interest payable on the Consolidated Statement of Financial Position. The net balance was $28,714 and $25,998 as of February 28, 2014 and 2013, respectively. The net life insurance expense, including interest expense, is included in “Administrative and general expenses” on the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $11,591, $11,427 and $11,209 in 2014, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations and is not amortized in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” This topic addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Corporation is required to evaluate the carrying value of its goodwill and indefinite-lived intangible assets for potential impairment on an annual basis or more frequently if indicators arise. While the Corporation may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. The required annual impairment tests are completed during the fourth quarter. Intangible assets with defined lives are amortized over their estimated lives. See Note 9 for further discussion.

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

Pension and Other Postretirement Benefits: The Corporation has several defined benefit pension plans and a defined benefit health care plan that provides postretirement medical benefits to full-time United States employees who meet certain requirements. In accordance with ASC Topic 715, “Compensation-Retirement Benefits,” the Corporation recognizes the plans’ funded status in its statement of financial position, measures the plans’ assets and obligations as of the end of its fiscal year and recognizes the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. See Note 12 for further information.

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

Sales at the Corporation’s retail operations in the UK are recognized upon the sale of product to the consumer.

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

	2014	2013	2012
Royalty revenue	$26,170	$24,740	$31,360

Royalty expenses:
Material, labor and other production costs	$8,583	$9,929	$13,516
Selling, distribution and marketing expenses	6,339	7,336	11,368
Administrative and general expenses	1,945	1,848	1,748

	$16,867	$19,113	$26,632

Sales Taxes: Sales taxes are not included in net sales as the Corporation is a conduit for collecting and remitting taxes to the appropriate taxing authorities.

Translation of Foreign Currencies: Asset and liability accounts are translated into United States dollars using exchange rates in effect at the date of the Consolidated Statement of Financial Position; revenue and expense accounts are translated at average exchange rates during the related period. Translation adjustments are reflected as a component of shareholder’s equity within accumulated other comprehensive income (loss). Upon sale, or upon complete or substantially complete liquidation of an investment in a foreign entity, that component of shareholder’s equity is reclassified as part of the gain or loss on sale or liquidation of the investment. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in “Other non-operating (income) expense - net” as incurred.

Shipping and Handling Fees: The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing expenses.” Shipping and handling fees were $127,400, $132,508 and $134,204 in 2014, 2013 and 2012, respectively.

Advertising Expenses: Advertising costs are expensed as incurred. Advertising expenses were $22,724, $32,120 and $25,718 in 2014, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

In July 2013, the FASB issued ASU No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to disclose additional information about changes in other comprehensive income (“OCI”) by component. In addition, an entity is required to present, either on the face of the statement where income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the income statement line items affected. The provisions of this guidance are effective prospectively for annual and interim periods beginning after December 15, 2012. The Corporation adopted this standard on March 1, 2013. The amended accounting standard only impacts the financial statement presentation of OCI and does not change the components that are recognized in net income or OCI. The adoption of this standard had no impact on the Corporation’s financial position or results of operations. See Note 5 for further information.

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

NOTE 2 – MERGER

At a special meeting of the Corporation’s shareholders held on August 7, 2013, the shareholders voted to adopt an Agreement and Plan of Merger, as amended (the “Merger Agreement”) among the Corporation, Century Intermediate Holding Company, a Delaware corporation (“Parent”), and Century Merger Company, an Ohio corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and the merger contemplated thereby (the “Merger”). On August 9, 2013 (“Merger Date”), the Corporation completed the Merger. As a result of the Merger, the Corporation is now wholly owned by Parent, which is indirectly owned by Morry Weiss, the Chairman of the Board of the Corporation, Zev Weiss, a co-Chief Executive Officer and a director of the Corporation, Jeff Weiss, a co-Chief Executive Officer and a director of the Corporation, Elie Weiss, the President of Real Estate and a director of the Corporation, Gary Weiss, a Vice President and a director of the Corporation, and certain other members of the Weiss family and related entities (“Family Shareholders”).

In connection with the Merger, common shares held by the shareholders of the Corporation, other than the Family Shareholders, were converted into the right to receive $19.00 per share in cash. Common shares held by the Family Shareholders were contributed to Parent as equity and thereafter cancelled for no consideration. As a result of the Merger, all formerly outstanding and treasury Class A and Class B common shares have been cancelled. As described in the Agreement and Plan of Merger, all stock based compensation plans of the Corporation were modified, settled or cancelled as a result of the Merger. All outstanding stock based awards related to the Family Shareholders were cancelled without consideration. See Note 15 for further information.

The Corporation incurred costs associated with the Merger which included transaction costs and incremental compensation expense related to the settlement of stock options and modification and cancellation of outstanding restricted stock units and performance shares. The charges incurred in 2014 associated with the Merger are reflected on the Consolidated Statement of Income as follows:

	Incremental compensation expense	Transaction- related costs	Total

Administrative and general expenses	$10,601	$17,524	$28,125

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

In connection with the Merger, Parent issued approximately $245,000 in aggregate stated value of non-voting preferred stock. Parent could elect to either accrue or pay cash for dividends on the preferred stock. The preferred stock carried a cash dividend rate of LIBOR plus 11.5%. The Corporation provided Parent with the cash flow for Parent to pay dividends on the preferred stock. During the post-merger period of 2014, the Corporation made cash dividend payments of $75,420 to Parent of which $11,437 was used for the payment of dividends on the preferred stock. On February 10, 2014, the preferred stock was fully redeemed by Parent. See Note 18 for further information.

NOTE 3 – ACQUISITIONS

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

Under the terms of the agreement, the Corporation acquired 388 stores from the Sellers, including lease assignments with the landlords, the associated inventory and overhead, as well as the Clinton Cards and related brands. See Note 13 for further information regarding long-term lease obligations.

The stores and assets not acquired by the Corporation remain part of the administration process. It is anticipated that these remaining assets not purchased by the Corporation will be liquidated and the proceeds will be used to repay the creditors of the Sellers, including the Corporation. The Corporation will seek to recover the remaining senior secured debt claim held by it through the liquidation process. However, based on the estimated recovery information provided by the Administrators, the Corporation recorded an aggregate charge of $8,106 in 2013 relating to the senior secured debt it acquired in the first quarter of the prior year. In 2014, based on updated estimated recovery information provided by the Administrators, the Corporation recorded adjustments to the charge resulting in a gain of $4,910. During 2014 the Corporation received cash distributions from the Administrators totaling $7,644. The remaining balance of the senior secured debt is $8,662 (£5,174) as of February 28, 2014 and is included in “Prepaid expenses and other” on the Consolidated Statement of Financial Position. The liquidation process was originally expected to take approximately twelve months from the closing of the transaction on June 6, 2012. The process is currently expected to be completed during fiscal year 2015.

In 2013, charges associated with the aforementioned acquisition totaled $35,730 and are reflected on the Consolidated Statement of Income as follows:

	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
Net sales	$3,981	$—	$—	$—	$3,981
Administrative and general expenses	—	16,514	7,129	—	23,643
Other operating (income) expense – net	—	—	—	8,106	8,106

	$3,981	$16,514	$7,129	$8,106	$35,730

These charges are reflected in the Corporation’s reportable segments as follows:

	Contract asset impairment	Bad debt expense	Legal and advisory fees	Impairment of debt purchased	Total
International Social Expression Products	$3,981	$16,514	$—	$—	$20,495
Unallocated	—	—	7,129	8,106	15,235

	$3,981	$16,514	$7,129	$8,106	$35,730

The fair value of the consideration given has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition. The following represents the final purchase price allocation:

Purchase price (in millions):
Credit bid	$37.2
Effective settlement of pre-existing relationships with the legacy Clinton Cards business	6.4
Cash acquired	(0.6)

$43.0

Allocation (in millions):
Inventory	$5.5
Property, plant and equipment	18.4
Indefinite-lived intangible assets	22.5
Current liabilities assumed	(3.4)

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

NOTE 4 – OTHER INCOME AND EXPENSE

Other Operating (Income) Expense - Net

	2014	2013	2012
Clinton Cards secured debt (recovery) impairment	$(4,910)	$8,106	$—
Gain on sale of intellectual properties	—	—	(4,500)
Termination of certain agency agreements	—	2,125	—
Loss (gain) on fixed asset disposals	560	631	(461)
Miscellaneous	(3,368)	(6,532)	(3,239)

Other operating (income) expense – net	$(7,718)	$4,330	$(8,200)

The Corporation recorded a loss of $8,106 during 2013 related to the senior secured debt of Clinton Cards. During 2014 the impairment of the secured debt of Clinton Cards was adjusted based on updated estimated recovery information provided by the Administrators, resulting in a gain of $4,910. See Note 3 for further information.

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

In October 2011, the Corporation sold the land and buildings relating to its party goods product lines in the North American Social Expression Products segment and recorded a gain of approximately $393. The cash proceeds of $6,000 received from the sale of the assets are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

In June 2011, the Corporation sold the land, building and certain equipment associated with a distribution facility in the International Social Expression Products segment and recorded a gain of approximately $500. The cash proceeds of approximately $2,400 received from the sale of the assets are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

Also in June 2011, the Corporation sold certain minor character properties and recognized a gain of $4,500. The proceeds of $4,500 are included in “Proceeds from sale of intellectual properties” on the Consolidated Statement of Cash Flows.

Other Non-Operating (Income) Expense - Net

	2014	2013	2012
Impairment of investment in Schurman	$1,935	$—	$—
Gain related to Party City investment	(3,262)	(4,293)	—
Foreign exchange (gain) loss	(280)	(2,783)	1,314
Rental income	(1,714)	(1,919)	(1,217)
Miscellaneous	25	(179)	24

Other non-operating (income) expense – net	$(3,296)	$(9,174)	$121

In November 2013, the Corporation recognized an impairment loss of $1,935 associated with its investment in Schurman. See Note 1 for further information.

The Corporation recognized gains from its investment in Party City of $3,262 and $4,293 in 2014 and 2013, respectively. See Note 1 for further information.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) and activity for 2014 are as follows:

	Foreign Currency Translation Adjustments	Pensions and Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 28, 2013	$12,594	$(29,731)	$4	$(17,133)
Other comprehensive income (loss) before reclassifications	11,561	3,413	(4)	14,970
Amounts reclassified from accumulated other comprehensive income (loss)	984	1,931	—	2,915

Net current period other comprehensive income (loss)	12,545	5,344	(4)	17,885

Balance at February 28, 2014	$25,139	$(24,387)	$—	$752

The reclassifications out of accumulated other comprehensive income (loss) are as follows:

	2014	Classification on Consolidated Statement of Income
Pensions and Postretirement Benefits:
Amortization of pensions and other postretirement benefits items:
Actuarial losses, net	$(2,442)	Administrative and general expenses
Prior service credit, net	1,113	Administrative and general expenses
Transition obligation	(6)	Administrative and general expenses
Recognition of prior service cost upon curtailment	(1,746)	Administrative and general expenses

	(3,081)
Tax benefit	1,150	Income tax expense

Total, net of tax	(1,931)

Foreign Currency Translation Adjustments:
Loss upon dissolution of business	(984)	Other non-operating (income) expense - net
Tax benefit	—	Income tax expense

Total, net of tax	(984)

Total reclassifications	$(2,915)

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

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	February 28, 2014	February 28, 2013
Allowance for seasonal sales returns	$26,613	$24,574
Allowance for outdated products	9,692	11,156
Allowance for doubtful accounts	2,488	3,419
Allowance for marketing funds	28,277	28,610
Allowance for rebates	27,369	31,771

	$94,439	$99,530

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $16,453 and $13,455 as of February 28, 2014 and 2013, respectively.

NOTE 7 – INVENTORIES

	February 28, 2014	February 28, 2013
Raw materials	$20,915	$21,303
Work in process	8,093	6,683
Finished products	287,481	278,573

	316,489	306,559
Less LIFO reserve	82,140	84,166

	234,349	222,393
Display material and factory supplies	20,412	20,054

	$254,761	$242,447

There were no material LIFO liquidations in 2014 and 2013. Inventory held on location for retailers with SBT arrangements, which is included in finished products, totaled approximately $67,000 and $60,000 as of February 28, 2014 and 2013, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

	February 28, 2014	February 28, 2013
Land	$19,231	$19,104
Buildings	201,619	205,071
Capitalized software	174,405	152,867
Equipment and fixtures	459,886	444,717

	855,141	821,759
Less accumulated depreciation	479,376	449,307

	$375,765	$372,452

During 2014, the Corporation disposed of approximately $27,000 of property, plant and equipment that included accumulated depreciation of approximately $24,000. During 2013, the Corporation disposed of approximately $36,000 of property, plant and equipment that included accumulated depreciation of approximately $34,000.

Depreciation expense totaled $50,751, $44,326 and $38,651 in 2014, 2013 and 2012, respectively. Interest expense capitalized was $3,748, $2,355 and $1,138 in 2014, 2013 and 2012, respectively.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

At February 28, 2014 and 2013, intangible assets, net of accumulated amortization, were $49,138 and $53,333, respectively. The following table presents information about these intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	February 28, 2014			February 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with indefinite useful lives:
Tradenames	$28,802	$—	$28,802	$6,200	$—	$6,200
Other	—	—	—	20,451	—	20,451

Subtotal	28,802	—	28,802	26,651	—	26,651

Intangible assets with finite useful lives:
Patents	5,175	(3,557)	1,618	5,325	(3,927)	1,398
Trademarks	9,556	(8,221)	1,335	9,714	(8,158)	1,556
Artist relationships	19,230	(11,193)	8,037	19,230	(8,034)	11,196
Customer relationships	16,987	(8,874)	8,113	16,725	(6,670)	10,055
Other	15,740	(14,507)	1,233	14,806	(12,329)	2,477

Subtotal	66,688	(46,352)	20,336	65,800	(39,118)	26,682

Total	$95,490	$(46,352)	$49,138	$92,451	$(39,118)	$53,333

For 2013, indefinite-lived intangible assets associated with the acquisition of Clinton Cards totaling $20,451 (£13,478) were categorized in the table above as “Other” pending the finalization of the purchase price allocation. These intangible assets were reclassified in 2014 to “Tradenames” and “Goodwill” upon completion of the purchase price allocation.

In 2014, the required annual impairment test of indefinite-lived intangible assets was completed in the fourth quarter and based on the results of the testing the Corporation determined that the goodwill portion of the intangibles associated with the acquisition of Clinton Cards was impaired. As a result, the Corporation recorded an impairment charge of $733 (£465) reducing the goodwill balance to zero. As of February 28, 2014 the intangible assets associated with the acquisition of Clinton Cards were valued at $22,602 (£13,500). In 2013, the required annual impairment test was performed and based on the results of the testing, no impairment charges were recorded.

In 2012, the Corporation concluded that a goodwill impairment analysis was required because of the significant decline in its market capitalization as a result of decreases in the Corporation’s stock price during the fourth quarter of that year. Based on this analysis, the Corporation incurred goodwill impairment charges of $21,254 and $5,900, which comprised all of the goodwill of its North American Social Expression Products segment and the UK reporting unit within the International Social Expression Products segment, respectively.

As a consequence of the impairment of all goodwill for financial reporting purposes in 2012, the then remaining excess tax deductible goodwill resulting from the 2009 acquisition of Recycled Paper Greetings, Inc. is being recognized as a reduction of other intangible assets when such benefits are realized for income tax purposes. Reductions of other intangible assets resulting from the realization of excess tax deductible goodwill in 2014 and 2013 totaled $2,749 and $2,731, respectively, and are included in “Accumulated Amortization” in the table above.

Amortization expense for intangible assets totaled $4,532, $5,079 and $5,015 in 2014, 2013 and 2012, respectively. Estimated annual amortization expense for the next five years will approximate $3,705 in 2015, $3,426 in 2016, $2,914 in 2017, $2,801 in 2018 and $2,653 in 2019.

NOTE 10 – DEFERRED COSTS

In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The agreements are negotiated individually to meet competitive situations and, therefore, while some aspects of the agreements may be similar, important contractual terms may vary. Under these agreements, the customer may receive a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from the Corporation over the stated term of the agreement or the minimum purchase volume commitment. In the event an agreement is not completed, in most instances, the Corporation has a claim for unearned advances under the agreement. The agreements may or may not specify the Corporation as the sole supplier of social expression products to the customer. See Note 1 for further information.

A portion of the total consideration may not be paid by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” on the Consolidated Statement of Financial Position and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains an allowance for deferred costs related to supply agreements of $4,100 and $7,900 at February 28, 2014 and 2013, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Deferred costs and future payment commitments were as follows:

	February 28, 2014	February 28, 2013
Prepaid expenses and other	$100,282	$93,873
Other assets	428,090	332,159

Deferred cost assets	528,372	426,032

Other current liabilities	(84,860)	(61,282)
Other liabilities	(149,190)	(92,153)

Deferred cost liabilities	(234,050)	(153,435)

Net deferred costs	$294,322	$272,597

A summary of the changes in the carrying amount of the Corporation’s net deferred costs during the years ended February 28, 2014, February 28, 2013 and February 29, 2012 is as follows:

Balance at February 28, 2011	$275,246
Payments	134,247
Amortization	(102,993)
Currency translation	(283)

Balance at February 29, 2012	306,217
Payments	82,474
Amortization	(109,543)
Effective settlement of Clinton Cards contract upon acquisition	(6,192)
Currency translation	(359)

Balance at February 28, 2013	272,597
Payments	130,970
Amortization	(108,761)
Currency translation	(484)

Balance at February 28, 2014	$294,322

NOTE 11 – DEBT

Debt due within one year totaled $20,000 as of February 28, 2014, which represented the current maturity of the term loan. There was no debt due within one year as of February 28, 2013.

Long-term debt and their related calendar year due dates as of February 28, 2014 and 2013, respectively, were as follows:

	February 28, 2014	February 28, 2013
Term loan, due 2019	$340,000	$—
7.375% senior notes, due 2021	225,000	225,000
Revolving credit facility, due 2017	—	61,200
Revolving credit facility, due 2018	4,500	—
6.10% senior notes, due 2028	181	181

	569,681	286,381
Current portion of term loan	(20,000)	—
Unamortized financing fees	(10,567)	—

	$539,114	$286,381

At February 28, 2014, the balances outstanding on the revolving credit facility and the term loan facility bear interest at a rate of approximately 3.1% and 4.0%, respectively. In addition to the balances outstanding on the aforementioned agreements, the Corporation also finances certain transactions with some of its vendors, which include a combination of various guaranties and letters of credit. At February 28, 2014, the Corporation had credit arrangements under a credit facility and an accounts receivable facility to support the letters of credit up to $145,800 with $27,668 of credit outstanding.

Aggregate maturities of long-term debt, by fiscal year, are as follows:

2015	$20,000
2016	20,000
2017	20,000
2018	20,000
2019	24,500
Thereafter	465,181

$569,681

Interest paid in cash on long-term debt was $46,869, $19,184 and $34,946 in 2014, 2013 and 2012, respectively.

7.375% Senior Notes Due 2021

On November 30, 2011, the Corporation closed a public offering of $225,000 aggregate principal amount of 7.375% senior notes due 2021 (the “2021 Senior Notes”). The net proceeds from this offering were used to redeem other existing debt. In connection with this transaction, the Corporation wrote off the remaining unamortized discount and deferred financing costs related to the previously existing debt, totaling $21,711, as well as recorded a charge of $9,101 for the consent payments, tender fees, call premium and other fees. Both amounts totaling $30,812 are included in “Interest expense” on the Consolidated Statement of Income for the year ended February 29, 2012.

The 2021 Senior Notes will mature on December 1, 2021 and bear interest at a fixed rate of 7.375% per year. The 2021 Senior Notes constitute general unsecured senior obligations of the Corporation. The 2021 Senior Notes rank senior in right of payment to all future obligations of the Corporation that are, by their terms, expressly subordinated in right of payment to the 2021 Senior Notes and pari passu in right of payment with all existing and future unsecured obligations of the Corporation that are not so subordinated. The 2021 Senior Notes are effectively subordinated to secured indebtedness of the Corporation, including borrowings under its Credit Facilities described below, to the extent of the value of the assets securing such indebtedness. The 2021 Senior Notes also contain certain restrictive covenants that are customary for similar credit arrangements, including covenants that limit the Corporation’s ability to incur additional debt; declare or pay dividends; make distributions on or repurchase or redeem capital stock; make certain investments; enter into transactions with affiliates; grant or permit liens; sell assets; enter into sale and leaseback transactions; and consolidate, merge or sell all or substantially all of the Corporation’s assets. These restrictions are subject to customary baskets and financial covenant tests.

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $234,698 (at a carrying value of $225,181) and $233,577 (at a carrying value of $225,181) at February 28, 2014 and 2013, respectively.

Credit Facility

In connection with the closing of the Merger, on August 9, 2013, the Corporation entered into a $600,000 secured credit agreement (“Credit Agreement”), which provides for a $350,000 term loan facility (“Term Loan Facility”) and a $250,000 revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Term Loan Facility was fully drawn on the Merger Date. The Corporation issued the Term Loan Facility at a discount of $10,750. Installment payments are being made on the Term Loan Facility, beginning with an installment payment of $10,000 made in February, 2014. Future payments are scheduled to be made quarterly in the amount of $5,000 through May 31, 2019. A final payment of $235,000 will be due on August 9, 2019. The Corporation may elect to increase the commitments under each of the Term Loan Facility and the Revolving Credit Facility up to an aggregate amount of $150,000. The proceeds of the term loans and the revolving loans borrowed on the Merger Date were used to fund a portion of the Merger consideration and pay fees and expenses associated therewith. After the Merger Date, revolving loans borrowed under the Credit Agreement were used for working capital and general corporate purposes.

On January 24, 2014, the Corporation amended the Credit Agreement. The amendment modifies the Credit Agreement to, among other things, permit the Corporation to: (i) convert from a “C corporation” to an “S corporation” for U.S. federal income tax purposes (the “S-Corp Conversion”), (ii) in connection with the S-Corp Conversion, (x) change its fiscal year to end on December 31 of each year, (y) change its inventory accounting method from last-in, first-out to first-in, first-out and (z) make S-Corp tax distributions (as defined in the amended Credit Agreement) to the holders of its capital stock while the Corporation is treated as an S corporation or disregarded entity of an S corporation, (iii) make restricted payments (as defined in the Credit Agreement) to enable the payment of current interest on certain senior unsecured notes issued by an indirect parent company of the Corporation in a principal amount not to exceed $300,000, (iv) make a one-time restricted payment of up to $50,000 to Parent, so long as on or about the date of such restricted payment Parent redeems the non-voting preferred stock of Parent held by Koch AG Investment, LLC (“Koch Investment”) in an amount of not less than such restricted payment, (v) make certain additional capital expenditures each year primarily related to the Corporation’s information systems refresh project and (vi) make changes to certain definitions to exclude the accounting treatment of the future lease that may be entered into in connection with the new world headquarters.

The obligations under the Credit Agreement are guaranteed by the Corporation’s Parent and material domestic subsidiaries and are secured by substantially all of the assets of the Corporation and the guarantors.

The interest rate per annum applicable to the loans under the Credit Facilities are, at the Corporation’s election, equal to either (i) the base rate plus the applicable margin or (ii) the relevant adjusted Eurodollar rate for an interest period of one, two, three or six months, at the Corporation’s election, plus the applicable margin.

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

Accounts Receivable Facility

The Corporation is also a party to an accounts receivable facility that provides available funding of up to $50,000, under which there were no borrowings outstanding as of February 28, 2014 and 2013.

Under the terms of the accounts receivable facility, the Corporation sells accounts receivable to AGC Funding Corporation (a wholly-owned, consolidated subsidiary of the Corporation), which in turn sells undivided interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility.

On August 9, 2013, the Corporation amended its accounts receivable facility. The amendment modified the accounts receivable facility by providing for a scheduled termination date that is 364 days following the date of the amendment, subject to two additional, consecutive 364-day terms with the consent of the parties thereto. The amendment also, among other things, permitted the Merger and changed the definition of the base rate to equal the higher of the prime rate as announced by the applicable purchaser financial institution, and the federal funds rate plus 0.50%.

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

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $344,500 (at a principal carrying value of $344,500) and $61,200 (at a carrying value of $61,200) at February 28, 2014 and 2013, respectively.

At February 28, 2014, the Corporation was in compliance with the financial covenants under its borrowing agreements described above.

NOTE 12 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The Corporation has a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $9,149, $7,536 and $9,401 for 2014, 2013 and 2012, respectively. In addition, the Corporation matches a portion of employee 401(k) contributions. The Corporation’s matching contributions were $5,070, $6,273 and $5,976 for 2014, 2013 and 2012, respectively.

The Corporation also has defined contribution plans that cover certain employees in the United Kingdom. Under these plans, the employees contribute to the plans and the Corporation matches a portion of the employee contributions. The Corporation’s matching contributions were $2,124, $1,970 and $2,012 for 2014, 2013 and 2012, respectively.

The Corporation also participates in a multiemployer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multiemployer plan, representing contributions to the plan, was $582, $544 and $513 in 2014, 2013 and 2012, respectively.

The Corporation has nonqualified deferred compensation plans that previously enabled certain officers and directors with the opportunity to defer receipt of compensation and director fees, respectively, including compensation received in the form of the Corporation’s common shares. The Corporation generally funded these deferred compensation liabilities by making contributions to a rabbi trust. On December 8, 2011, the Corporation froze the deferred compensation plans. Accordingly, participants are no longer permitted to make new deferral elections, although deferral elections previously made will continue to be honored and amounts already deferred may be re-deferred in accordance with deferred compensation plans. In connection with the Merger, shares of the Corporation’s common stock held in the rabbi trust were redeemed for cash and reallocated to other participant-directed investment options within the trust. Additionally, the memorandum restricted stock units credited to certain participants’ accounts were converted to future cash-settled obligations. See Note 14 for further information.

In 2001, in connection with its acquisition of Gibson Greetings, Inc. (“Gibson”), the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Gibson Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Gibson Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Gibson Retirement Plan has a measurement date of February 28 or 29. No contributions were made to the plan in either 2014 or 2013. The Gibson Retirement Plan was underfunded at February 28, 2014 and 2013.

The Corporation also has an unfunded nonqualified defined benefit pension plan (the “Supplemental Executive Retirement Plan” or “SERP”) covering certain management employees. In accordance with the plan’s change of control provision, certain active participants became fully vested due to the Merger. This accelerated vesting resulted in an increase in the SERP’s benefit obligation of $2,613 and has been reflected as an actuarial loss within accumulated other comprehensive income as of the Merger Date. Effective December 31, 2013, the Corporation amended the SERP to freeze the accrued benefit for all active participants and closed the plan to new participants. As a result, the liabilities of the SERP were re-measured as of December 31, 2013, and a curtailment gain of $7,164 was recognized as a reduction of actuarial losses within accumulated other comprehensive income with a corresponding reduction in the SERP’s overall benefit obligation. In addition, a non-cash loss of $1,746 arising from the recognition of previously recorded prior service costs is included in net periodic benefit cost in 2014. The amendment did not affect the benefits of participants who retired or separated from the Corporation with a deferred vested benefit prior to December 31, 2013. The Supplemental Executive Retirement Plan has a measurement date of February 28 or 29.

The Corporation also has several defined benefit pension plans and one defined contribution plan at its Canadian subsidiary. These include a defined benefit pension plan covering most Canadian salaried employees, which was closed to new participants effective January 1, 2006, but eligible members continue to accrue benefits and an hourly plan in which benefits earned have been frozen and participants no longer accrue benefits after March 1, 2000. There are also two unfunded defined benefit plans, one that covers a supplemental executive retirement pension relating to an employment agreement and one that pays supplemental pensions to certain former hourly employees pursuant to a prior collective bargaining agreement. Effective January 1, 2006, a defined contribution plan was established and integrated with the defined benefit salaried plan. Under the defined contribution plan, the Corporation fully matches employee contributions which can range between 2% and 4% of eligible compensation. The Corporation’s matching contributions were $378, $359 and $414 for 2014, 2013 and 2012, respectively. All defined benefit plans have a measurement date of February 28 or 29.

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

The following table sets forth summarized information on the defined benefit pension plans and postretirement benefits plan:

	Defined Benefit Pension Plans		Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$188,146	$184,344	$67,452	$82,344
Service cost	1,115	1,369	431	684
Interest cost	7,065	7,394	2,397	2,841
Participant contributions	20	22	3,485	3,963
Retiree drug subsidy payments	—	—	796	822
Plan amendments	414	232	—	—
Actuarial loss (gain)	6,043	6,970	(1,470)	(15,880)
Change in control	2,613	—	—	—
Plan curtailment	(7,164)	—	—	—
Benefit payments	(11,519)	(11,035)	(6,459)	(7,322)
Currency exchange rate changes	(1,947)	(1,150)	—	—

Benefit obligation at end of year	184,786	188,146	66,632	67,452

Change in plan assets:
Fair value of plan assets at beginning of year	104,521	106,341	51,794	57,563
Actual return on plan assets	11,386	7,774	3,255	1,319
Employer contributions	2,199	2,424	(3,485)	(3,729)
Participant contributions	20	22	3,485	3,963
Benefit payments	(11,519)	(11,035)	(6,292)	(7,322)
Currency exchange rate changes	(1,713)	(1,005)	—	—

Fair value of plan assets at end of year	104,894	104,521	48,757	51,794

Funded status at end of year	$(79,892)	$(83,625)	$(17,875)	$(15,658)

Amounts recognized on the Consolidated Statement of Financial Position consist of the following:

	Defined Benefit Pension Plans		Postretirement Benefits
	2014	2013	2014	2013
Accrued compensation and benefits	$(2,624)	$(2,267)	$—	$—
Other liabilities	(77,268)	(81,358)	(17,875)	(15,658)

Net amount recognized	$(79,892)	$(83,625)	$(17,875)	$(15,658)

Amounts recognized in accumulated other comprehensive (income) loss
Net actuarial loss (gain)	$63,614	$71,385	$(17,013)	$(16,397)
Net prior service cost (credit)	—	1,522	(5,477)	(6,780)
Net transition obligation	23	30	—	—

Accumulated other comprehensive loss (income)	$63,637	$72,937	$(22,490)	$(23,177)

For the defined benefit pension plans, the estimated net loss and transition obligation that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are approximately $2,818 and $5, respectively. For the postretirement benefit plan, the estimated net gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately ($935) and ($1,300), respectively.

The following table presents significant weighted-average assumptions to determine benefit obligations and net periodic benefit cost:

	Defined Benefit Pension Plans		Postretirement Benefits
	2014	2013	2014	2013
Weighted average discount rate used to determine:
Benefit obligations at measurement date
U.S.	4.00-4.25%	3.75-4.00%	4.25%	3.75%
International	4.05%	3.90%	N/A	N/A
Net periodic benefit cost
U.S.	3.75-4.50%	4.00-4.25%	3.75%	4.00%
International	3.90%	4.45%	N/A	N/A
Expected long-term return on plan assets:
U.S.	6.75%	6.75%	6.50%	6.50%
International	5.00%	5.25%	N/A	N/A
Rate of compensation increase:
U.S.	6.50%	6.50%	N/A	N/A
International	3.00%	3.00%	N/A	N/A
Health care cost trend rates:
For year following February 28 or 29	N/A	N/A	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year the rate reaches the ultimate trend rate	N/A	N/A	2021	2021

For 2014 and 2013, the net periodic pension cost for the defined benefit pension plans was based on long-term asset rates of return as noted above. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy, current mix of investments and historical return for the asset classes.

For 2014 and 2013, the Corporation assumed a long-term asset rate of return of 6.50% to calculate the expected return for the postretirement benefit plan. In developing the expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical compounded returns for such asset classes.

	2014	2013
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$80	$140
Accumulated postretirement benefit obligation	2,462	2,304

Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(70)	(122)
Accumulated postretirement benefit obligation	(2,139)	(2,011)

The following table presents selected defined benefit pension plan information:

	2014	2013
For all defined benefit pension plans:
Accumulated benefit obligation	$184,769	$180,558

For defined benefit pension plans that are not fully funded:
Projected benefit obligation	184,527	187,855
Accumulated benefit obligation	184,510	180,267
Fair value of plan assets	104,635	104,230

A summary of the components of net periodic benefit cost for the defined benefit pension plans is as follows:

	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$1,115	$1,369	$1,106
Interest cost	7,065	7,394	8,353
Expected return on plan assets	(6,267)	(6,473)	(6,858)
Amortization of transition obligation	6	7	6
Amortization of prior service cost	190	240	240
Amortization of actuarial loss	3,485	3,514	2,126
Recognition of prior service cost upon curtailment	1,746	—	—

Net periodic benefit cost	7,340	6,051	4,973
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	941	5,657	14,996
Prior service cost	414	231	924
Amortization of prior service cost	(190)	(240)	(240)
Amortization of actuarial loss	(3,485)	(3,514)	(2,126)
Amortization of transition obligation	(6)	(7)	(6)
Change in control	2,613	—	—
Curtailment gain	(7,164)	—	—
Recognition of prior service cost upon curtailment	(1,746)	—	—

Total recognized in other comprehensive income	(8,623)	2,127	13,548

Total recognized in net periodic benefit cost and other comprehensive income	$(1,283)	$8,178	$18,521

A summary of the components of net periodic benefit cost for the postretirement benefit plan is as follows:

	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$431	$684	$726
Interest cost	2,397	2,841	3,929
Expected return on plan assets	(3,067)	(3,430)	(4,310)
Amortization of prior service credit	(1,303)	(2,075)	(2,461)
Amortization of actuarial gain	(1,043)	(452)	(766)

Net periodic benefit cost	(2,585)	(2,432)	(2,882)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial gain	(1,659)	(13,768)	(5,115)
Prior service credit added during the year	—	—	—
Amortization of actuarial gain	1,043	452	766
Amortization of prior service credit	1,303	2,075	2,461

Total recognized in other comprehensive income	687	(11,241)	(1,888)

Total recognized in net periodic benefit cost and other comprehensive income	$(1,898)	$(13,673)	$(4,770)

At February 28, 2014 and 2013, the assets of the plans are held in trust and allocated as follows:

	Defined Benefit Pension Plans		Postretirement Benefits
	2014	2013	2014	2013	Target Allocation
Equity securities:
U.S.	52%	51%	27%	27%	15% - 30%
International	40%	33%	N/A	N/A	N/A
Debt securities:
U.S.	47%	48%	71%	69%	65% - 85%
International	59%	64%	N/A	N/A	N/A
Cash and cash equivalents:
U.S.	1%	1%	2%	4%	0% - 15%
International	1%	3%	N/A	N/A	N/A

As of February 28, 2014, the investment policy for the U.S. pension plans targets an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due. The investment policy for the international pension plans targets an approximately 30/65/5 distribution between equity securities, debt securities and cash and cash equivalents.

The investment policy for the postretirement benefit plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed. This policy is subject to review and change.

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2014:

	Fair value at February 28, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$719	$—	$719
Equity securities (collective funds)	42,599	—	42,599
Fixed-income funds	38,154	—	38,154

International plans:
Short-term investments	259	—	259
Equity securities (collective funds)	9,470	—	9,470
Fixed-income funds	13,693	—	13,693

Total	$104,894	$—	$104,894

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2013:

	Fair value at February 28, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$713	$—	$713
Equity securities (collective funds)	41,106	—	41,106
Fixed-income funds	38,223	—	38,223

International plans:
Short-term investments	651	—	651
Equity securities (collective funds)	8,193	—	8,193
Fixed-income funds	15,635	—	15,635

Total	$104,521	$—	$104,521

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2014:

	Fair value at February 28, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$1,312	$—	$1,312
Equity securities	12,968	12,968	—
Fixed-income funds	34,477	—	34,477

Total	$48,757	$12,968	$35,789

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2013:

	Fair value at February 28, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$1,706	$—	$1,706
Equity securities	14,195	14,195	—
Fixed-income funds	35,893	—	35,893

Total	$51,794	$14,195	$37,599

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

The Corporation expects to contribute approximately $4,965 in 2015 to the Gibson Retirement Plan, which represents the legally required minimum contribution level. Any discretionary additional contributions the Corporation may make are not expected to exceed the deductible limits established by Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute approximately $2,497 to the Supplemental Executive Retirement Plan in 2015, which represents the expected benefit payment for that period. The plan is a nonqualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

The benefits expected to be paid out are as follows:

		Postretirement Benefits
	Defined Benefit Pension Plans	Excluding Effect of Medicare Part D Subsidy	Including Effect of Medicare Part D Subsidy
2015	$11,531	$4,517	$3,878
2016	11,827	4,516	3,944
2017	11,817	4,515	4,368
2018	11,737	4,512	4,374
2019	11,482	4,494	4,350
2020 – 2024	57,320	21,856	21,202

NOTE 13 – LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment, terms of which are approximately 8 years. Rental expense under operating leases for the years ended 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Gross rentals	$83,790	$66,840	$30,641
Sublease rentals	(5,152)	(7,758)	(11,332)

Net rental expense	$78,638	$59,082	$19,309

At February 28, 2014, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2015	$71,392
2016	66,446
2017	59,994
2018	50,840
2019	37,680
Later years	102,694

389,046
Sublease rentals	(9,923)

Net rentals	$379,123

The table above includes approximately $360,000 of estimated future minimum rental payments for noncancelable operating leases related to the Clinton Cards business.

The majority of sublease rentals in the table above are being paid by Schurman. These amounts relate to retail stores acquired by Schurman that are being subleased to Schurman. The failure of Schurman to operate the retail stores successfully could have a material adverse effect on the Corporation, because if Schurman is not able to comply with its obligations under the subleases, the Corporation remains contractually obligated, as primary lessee, under those leases.

NOTE 14 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets measured at fair value as of February 28, 2014:

	February 28, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,285	$10,289	$1,996	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,230	$10,289	$2,941	$—

The following table summarizes the financial assets measured at fair value as of February 28, 2013:

	February 28, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$10,636	$9,175	$1,461	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$10,636	$9,175	$1,461	$—

The deferred compensation plan includes investments in mutual funds and a money market fund. Assets held in mutual funds are recorded at fair value, which is considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. The money market fund is classified as Level 2 as substantially all of the fund’s investments are determined using amortized cost. The fair value of the deferred compensation plan liabilities is based on the fair value of: (i) the plan’s assets for invested deferrals and (ii) hypothetical investments for unfunded deferrals resulting from the conversion of memorandum restricted stock units to future cash-settled obligations pursuant to the Merger. Prior to the Merger, the assets and related obligation associated with deferred memorandum restricted stock units were carried at cost in equity and offset each other.

NOTE 15 – COMMON SHARES AND STOCK-BASED COMPENSATION

At February 28, 2014 the Corporation has 100 shares of common stock authorized and outstanding. In conjunction with the Merger and pursuant to the Corporation’s amended and restated articles of incorporation all previously authorized Class A and Class B shares were canceled and replaced by the new class of common stock.

Stock Options

Under the Corporation’s prior stock option plans, when options to purchase common shares were granted to directors, officers or other key employees, they were granted at the then-current market price. In general, subject to continuing service, options became exercisable commencing twelve months after the date of grant in annual installments and expired over a period of not more than ten years from the date of grant. The Corporation generally issued new shares when options to purchase Class A common shares were exercised and treasury shares when options to purchase Class B common shares were exercised.

Pursuant to the Merger Agreement, all outstanding stock options held by directors and employees, excluding the Family Shareholders, were settled through cash payments totaling $7,159. Included in this amount was $3,933 for “in the money” stock options that were settled at fair value as of the Merger Date and were therefore recognized as a reduction of Capital in Excess of Par Value on the Consolidated Statement of Shareholder’s Equity. The remaining $3,226 of the total payments represented the settlement of stock options that had an exercise price in excess of fair value as of the Merger Date and has been recognized as additional compensation expense.

The outstanding stock options held by the Family Shareholder employees, which included options to purchase 24,500 Class A common shares and options to purchase 857,581 Class B common shares were canceled without a replacement award or the payment of any consideration. Because these options were fully vested, no additional compensation expense was recognized upon cancellation. See Note 2 for further information.

The following table summarizes the activity related to stock options during 2014:

	Number of Class A Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2013	3,235,953	$21.23	4.3	$3,352
Exercised	(136,192)	12.61
Expired	(20,300)	14.92
Forfeited	(130,115)	23.63
Settled	(2,949,346)	21.57

Outstanding at February 28, 2014	—

	Number of Class B Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 28, 2013	857,581	$23.06	3.7	$489
Exercised	—	—
Expired	—	—
Forfeited	(857,581)	23.06

Outstanding at February 28, 2014	—

Performance Shares

Performance shares represented the right to receive common shares, at no cost to the employee, upon the achievement of management objectives over the performance period and the satisfaction of service-based vesting requirements. In 2013, the Corporation introduced a performance share program that was designed to reward the Corporation’s officers and certain management employees for the attainment of performance objectives over a three-year measurement period. The shares granted in 2013 were equally divided into three tranches, each containing specified performance goals consisting of unit sales and expense efficiency targets over three separate, but sequentially cumulative performance periods as follows:

•	Tranche 1 – performance period March 1, 2012 to February 28, 2013

•	Tranche 2 – performance period March 1, 2012 to February 28, 2014

•	Tranche 3 – performance period March 1, 2012 to February 28, 2015

Achievement of performance criteria may range from 0% to 200% of the initial number of shares awarded in each tranche. All shares credited to participants under this program upon the achievement of specified performance goals will, subject to service-based vesting requirements, vest on February 28, 2015. The expense recognized each period is dependent upon an estimate of the number of shares that will ultimately vest. Compensation expense associated with the performance shares is recognized on a straight line basis over the vesting period, beginning on the date the awards were made.

In connection with the Merger, all performance shares granted to employees, excluding the Family Shareholders, were converted from share-based equity awards to cash-based liability awards. Under this award modification, each outstanding performance share will be settled at $19.00 upon satisfaction of performance and vesting conditions. Further, in the third quarter of 2014, the Corporation amended the performance goals for the second and third tranches of performance shares from unit sales and expense efficiency goals to goals based on an earnings-based measurement. An expense of $1,545, representing the cumulative effect on previously recognized compensation cost attributable to the difference between the $19.00 per unit cash settlement value and the award’s grant date fair value, was recorded following the completion of the Merger.

The outstanding performance shares held by the Family Shareholders at the Merger date (consisting of 9,328 Class A shares and 354,464 Class B shares) were canceled without a replacement award or the payment of any consideration. Accordingly, the previously unrecognized compensation cost of $2,603 attributable to these awards was recognized as incremental stock-based compensation expense upon cancellation.

The following table summarizes the activity related to performance shares during 2014:

	Number of Class A Performance Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 28, 2013	611,562	2.2	$9,907
Credited	—
Vested	—
Forfeited	(19,173)
Modified to cash-based liability awards	(592,389)

Unvested at February 28, 2014	—

	Number of Class B Performance Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 28, 2013	354,464	2.2	$5,742
Credited	—
Vested	—
Forfeited	(354,464)

Unvested at February 28, 2014	—

Restricted Stock Units

Prior to the Merger, the Corporation awarded restricted stock units to directors, officers and other key employees. The restricted stock units represented the right to receive Class A common shares or Class B common shares, at no cost to the holder, upon the satisfaction of a two or three-year continuous service-based vesting period. The awards have a graded-vesting feature with compensation expense being recognized over the requisite service period for each separately vesting tranche. The expense recognized each period is dependent upon an estimate of the number of stock units that will ultimately vest.

In connection with the Merger, all restricted stock units held by employees, excluding the Family Shareholders, were converted from share-based equity awards to cash-based liability awards, whereupon each restricted stock unit entitles the holder to receive $19.00 upon satisfaction of the award’s vesting conditions. Except for the cash settlement feature, the modified awards retained the same terms and conditions, including service-based vesting, of the original equity-based awards. An expense of $464 representing the cumulative effect on previously recognized compensation cost attributable to the difference between the $19.00 per unit cash settlement value and each award’s grant date fair value was recorded following the completion of the Merger.

The Merger Agreement also provided that each outstanding restricted stock unit held by members of the board of directors, other than the Family Shareholders, became fully vested and was settled for a cash payment equal to $19.00. The accelerated vesting of these awards resulted in the recognition of incremental compensation expense of $512 as of the Merger Date.

The outstanding restricted stock units held by the Family Shareholders consisting of 3,871 Class A restricted stock units and 126,804 Class B restricted stock units were canceled at the closing of the Merger without a replacement award or the payment of any consideration. Accordingly, the previously unrecognized compensation cost of $1,363 attributable to these awards was recognized as incremental stock-based compensation expense upon cancellation.

The following table summarizes the activity related to the restricted stock units during 2014:

	Number of Class A Restricted Stock Units	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 28, 2013	447,698	0.6	$7,253
Granted	277,256
Vested	(270,487)
Forfeited	(9,715)
Settled	(46,470)
Modified to cash-based liability awards	(398,282)

Unvested at February 28, 2014	—

	Number of Class B Restricted Stock Units	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at February 28, 2013	117,601	0.9	$1,905
Granted	62,636
Vested	(53,433)
Forfeited	(126,804)

Unvested at February 28, 2014	—

Total stock-based compensation expense, recognized in “Administrative and general expenses” on the Consolidated Statement of Income, was $13,812, $10,743 and $10,982 in 2014, 2013 and 2012, respectively. Stock-based compensation expense for 2014 includes the expense attribution of equity-based awards prior to the Merger of $4,125 and the incremental stock-based compensation expense, caused as a direct result of the Merger, associated with the cancellation of the outstanding performance shares and restricted stock units held by the Family Shareholders of $3,966. The combined amount of $8,091 is included as stock-based compensation on the Consolidated Statement of Cash Flows. Stock-based compensation expense for 2014 also includes incremental compensation expense of $5,721 associated with the settlement of stock options and non-executive directors’ awards as well as the cumulative effect through the Merger Date on previously recognized compensation cost attributable to the modified awards’ $19.00 per unit cash settlement value, which has been or will be settled in cash. The expense attributable to the modified cash-based liability awards for vesting service rendered in the post-merger period is included in non-stock-based compensation expense.

The table below summarizes the incremental compensation expense, caused as a direct result of the Merger, which includes both stock-based and non-stock-based compensation expense, and the adjustments to Capital in Excess of Par Value resulting from the settlement, modification and cancellation of the outstanding equity-based awards in 2014.

	Compensation Expense	Capital in Excess of Par Value
Settlement of stock options	$3,226	$(3,933)
Modification and settlement of non-executive directors’ awards	512	(371)
Net tax deficiency from settlement and cancellation of stock-based awards	—	(6,885)
Conversion of performance share and restricted stock awards to cash-based liability awards	2,897	(6,498)
Cancellation of the Family Shareholders’ performance share and restricted stock awards	3,966	3,966

	$10,601	$(13,721)

Cash received from stock options exercised for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, was $1,718, $1,259, and $13,310, respectively. The total intrinsic value from the exercise of stock-based payment awards was $6,298, $7,423 and $17,117 in 2014, 2013 and 2012, respectively. The actual tax benefit realized from the exercise of stock-based payment awards totaled $2,486, $2,929 and $6,705 for 2014, 2013, and 2012, respectively.

NOTE 16 – CONTINGENCY

The Corporation is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business, including but not limited to, employment, commercial disputes and other contractual matters. These matters are inherently subject to many uncertainties regarding the possibility of a loss to the Corporation. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur, confirming the incurrence of a liability or reduction of a liability. In accordance with ASC Topic 450, “Contingencies,” the Corporation accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. Due to this uncertainty, the actual amount of any loss may ultimately prove to be larger or smaller than the amounts reflected in the Corporation’s Consolidated Financial Statements. Some of these proceedings are at preliminary stages and some of these cases seek an indeterminate amount of damages.

NOTE 17 - INCOME TAXES

Income from continuing operations before income taxes:

	2014	2013	2012
United States	$84,801	$88,405	$73,811
International	28,425	(2,491)	24,004

	$113,226	$85,914	$97,815

Income tax expense from the Corporation’s continuing operations has been provided as follows:

	2014	2013	2012
Current:
Federal	$26,018	$6,007	$6,793
International	8,027	839	8,767
State and local	6,044	1,620	9,666

	40,089	8,466	25,226
Deferred	22,615	27,530	15,391

	$62,704	$35,996	$40,617

Reconciliation of the Corporation’s income tax expense from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2014	2013	2012
Income tax expense at statutory rate	$39,629	$30,070	$34,235
State and local income taxes, net of federal tax benefit	7,617	3,638	3,870
Corporate-owned life insurance	(1,625)	(1,682)	(726)
International items, net of foreign tax credits	4,580	1,880	135
Accruals and settlements	793	233	4,031
Valuation allowance	12,606	2,209	(1,163)
Other	(896)	(352)	235

Income tax at effective tax rate	$62,704	$35,996	$40,617

During 2014, the Corporation recorded a valuation allowance against certain net operating loss and foreign tax credit carryforwards which the Corporation believes will expire unused. The valuation allowance was recorded in accordance with Internal Revenue Code section 382 and 383 due to the Merger as previously disclosed in Note 2.

During 2012, of the $27,154 goodwill impairment charge, $5,900 had no tax basis, and therefore, is permanently nondeductible. The effect of this is included in the “International items, net of foreign tax credits” line above.

Income taxes paid from continuing operations were $18,637 in 2014, $25,925 in 2013 and $30,420 in 2012.

Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	February 28, 2014	February 28, 2013
Deferred tax assets:
Employee benefit and incentive plans	$59,225	$63,889
Goodwill and other intangible assets	32,724	39,327
Reserves not currently deductible	25,189	21,798
Net operating loss carryforwards	24,067	26,255
Section 382 net operating loss carryforwards	22,179	16,641
Inventory costing	7,243	3,546
Foreign tax credit carryforwards	6,137	15,177
Accrued expenses deductible as paid	5,882	11,713
Deferred capital loss	2,985	4,309
Deferred revenue	2,154	2,439
Other (each less than 5 percent of total assets)	10,859	10,042

	198,644	215,136
Valuation allowance	(29,318)	(16,713)

Total deferred tax assets	169,326	198,423

Deferred tax liabilities:
Property, plant and equipment	53,837	47,744
Other	2,235	5,877

Total deferred tax liabilities	56,072	53,621

Net deferred tax assets	$113,254	$144,802

Net deferred tax assets are included on the Consolidated Statement of Financial Position in the following captions:

	February 28, 2014	February 28, 2013
Deferred and refundable income taxes (current)	$43,589	$54,351
Deferred and refundable income taxes (noncurrent)	70,261	91,401
Deferred income taxes and noncurrent income taxes payable	(596)	(950)

Net deferred tax assets	$113,254	$144,802

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

The Corporation periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 28, 2014, the valuation allowance of $29,318 related principally to certain international and domestic net operating loss carryforwards, foreign tax credit carryforwards and deferred capital losses.

At February 28, 2014, the Corporation had deferred tax assets of approximately $4,256 for international net operating loss carryforwards, of which $3,622 have no expiration dates and $634 have expiration dates ranging from 2027 through 2031. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss and foreign tax credit (“FTC”) carryforwards of approximately $13,273, $6,538 and $6,137, respectively. The federal net operating loss carryforwards have expiration dates ranging from 2020 to 2028. The state net operating loss carryforwards have expiration dates ranging from 2015 to 2035. The FTC carryforward expires in 2022.

Deferred taxes have not been provided on approximately $22,065 of undistributed earnings of international subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

At February 28, 2014, the Corporation had unrecognized tax benefits of $19,011 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $16,255 compared to unrecognized tax benefits of $21,659 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $18,515 at February 28, 2013. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 28, 2014 could decrease approximately $2,932 during 2015 due to anticipated settlements and resulting cash payments related to open years after 1998, which are currently under examination.

The following chart reconciles the Corporation’s total gross unrecognized tax benefits for the years ended February 28, 2014, February 28, 2013 and February 29, 2012:

	2014	2013	2012
Balance at beginning of year	$21,659	$30,360	$43,323
Additions based on tax positions related to current year	—	—	270
Additions for tax positions of prior years	538	2,106	5,404
Reductions for tax positions of prior years	(2,459)	(184)	(8,959)
Settlements	—	(9,122)	(9,444)
Statute lapse	(727)	(1,501)	(234)

Balance at end of year	$19,011	$21,659	$30,360

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and income taxes as a component of income tax expense. During the year ended February 28, 2014, the Corporation recognized a net expense of $41 for interest and penalties on unrecognized tax benefits and income taxes. As of February 28, 2014, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $3,861. During the year ended February 28, 2013, the Corporation recognized a net expense of $432 for interest and penalties related to unrecognized tax benefits and refundable income taxes. As of February 28, 2013, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $3,835.

The Corporation is subject to examination by the IRS for tax years 2010 to the present and various U.S. state and local jurisdictions for tax years 1998 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2006 to the present.

NOTE 18 – RELATED PARTY INFORMATION

World headquarters relocation

In May 2011, American Greetings announced that the Corporation will be relocating its world headquarters to a new location in the City of Westlake, Ohio (“Westlake”), in a mixed-use development known as Crocker Park (the “Crocker Park Development”), which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the proposal to go private, the Corporation announced plans in October 2013 to resume the project and, on March 26, 2014, the Corporation purchased from Crocker Park, LLC, the owner of the Crocker Park Development, 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) on which the new world headquarters will be built. The purchase price for the land was $7,390 (based on a per acre price of $510). On December 20, 2013, American Greetings had deposited $815 as refundable earnest money with Crocker Park, LLC, which was applied to the purchase price for the land. Morry Weiss, the Chairman of the board of the Corporation, Zev Weiss and Jeffrey Weiss, the Co-Chief Executive Officers of the Corporation, and Gary and Elie Weiss, directors and non-executive officers of the Corporation, together with members of their family (collectively, the “Weiss Family”), indirectly own a minority stake in Crocker Park, LLC through their indirect ownership of approximately 37% of the membership interests in Crocker Park, LLC. In addition, Morry Weiss and other members of the Weiss Family have guaranteed certain of Crocker Park,

LLC’s obligations, and are expected to guarantee additional obligations of Crocker Park, LLC, incurred in connection with the Crocker Park Development. The authority to conduct, manage and control the business of Crocker Park, LLC, including operating the Crocker Park Development and the decision whether to sell the Crocker Park Site to American Greetings, was reserved to the manager of Crocker Park, LLC, who is not an affiliate of the Weiss Family and that is an affiliate of Stark Enterprises, Inc. (“Stark”).

The Corporation intends to lease a portion of the Crocker Park Site to H L & L, a single-purpose affiliate of American Greetings indirectly owned by members of the Weiss family, that will construct the new world headquarters on the Crocker Park Site and sublease the new world headquarters back to American Greetings. The Corporation expects to enter into an operating lease with H L & L for the use of the new world headquarters building, anticipated to be available for occupancy in approximately two years. H L & L is also expected to develop retail space on the first floor of the world headquarters building (“AG Retail East”) and retail space in a second building west of the world headquarters (“AG Retail West”). The new world headquarters, AG Retail East and AG Retail West, a private portion of an on-site parking garage that will be funded and used exclusively by American Greetings (the “Private AG Portion”), and the plaza located adjacent to the world headquarters building (the “AG Plaza”), are collectively referred to herein as the “AG Project.”

In anticipation of making this purchase and beginning construction of the new world headquarters in the Crocker Park Development, the Corporation executed a City Development Agreement with Westlake and Crocker Park, LLC, dated December 19, 2011 (as amended and restated by the First Amended and Restated City Development Agreement by and among American Greetings, Westlake, Crocker Park, LLC, Crocker Park Phase III, LLC (“CPPIII”), an affiliate of Crocker Park LLC, Crocker Park Management, Inc. (“CPM”), an affiliate of Crocker Park, LLC, Crocker Park Phase III Residential, LLC (“CPR”), an affiliate of Crocker Park, LLC, CP Land, LLC (“Land”), an affiliate of Crocker Park, LLC, Block K, LLC (“Block K”), CP Block K Hotel, LLC, CD Block K Retail, LLC, and CD Block K Garage, LLC, dated March 18, 2014, the “City Development Agreement”), and a Construction Agency Agreement with Westlake, CPPIII, Crocker Park, LLC and Land, dated September 10, 2012 (as amended and restated on November 22, 2013, the “Construction Agency Agreement”). The City Development Agreement provides a framework for the financing and construction by Westlake of public infrastructure related to the development of the Crocker Park Site whereby Westlake issued tax-increment financing bonds (“TIF Bonds”) for the construction of the public infrastructure for the Crocker Park Site and other portions of the Crocker Park Development being developed by Crocker Park, LLC or its affiliates. Each of American Greetings and Crocker Park, LLC have committed on behalf of themselves and the future owners of their respective properties that, in consideration of the issuance of the TIF Bonds by Westlake, they or their affiliates or any subsequent owners of the property will make certain service payments, as owners of property in and around the Crocker Park Site, in lieu of property taxes that would otherwise be owed by them as owners of the property. These service payments will be used by Westlake to pay debt service on the TIF Bonds. The Construction Agency Agreement provides a framework for public infrastructure construction in and around the Crocker Park Site, as well as for the construction of the Private AG Portion. The Construction Agency Agreement provides for Crocker Park, LLC to serve as construction agent and receive a fee of 0.5% of the total cost of the public infrastructure improvements, which fee will not exceed $250 and will be paid out of the proceeds of the TIF Bonds.

In connection with the purchase of the Crocker Park Site and the transactions contemplated above, the Corporation has or will enter into the following agreements with affiliated parties, the final terms of which may differ from those described below:

•	Master Lease Agreement – Under the terms of a Master Lease Agreement, American Greetings will ground lease to H L & L a portion of the Crocker Park Site, which will consist of the AG Headquarters, the AG Plaza, AG Retail East and AG Retail West (the “Master Lease Premises”). The Master Lease Agreement is expected to have a term of 75 years. The Master Lease Agreement will be a “net” lease. Following the commencement of the term of the Master Lease Agreement, H L & L will construct and own the Master Lease Premises. H L & L will be responsible for the cost of constructing and maintaining the Master Lease Premises and will be responsible for the payment of all insurance, special assessments, taxes or other fees or costs related to the Master Lease Premises (which costs will generally be passed through to the tenants of the Master Lease Premises, including American Greetings pursuant to the terms of the Headquarters Building Lease Agreement referred to below). In conjunction with the Master Lease Agreement, to effectuate certain sales tax savings in connection with the construction of the improvements at the Master Lease Premises, H L & L expects to enter into one or more intermediate leases with a qualified state-chartered port authority (which would then sublease the Master Lease Premises back to H L & L). Any such leases would be net in cost to American Greetings and H L & L, other than any sales tax savings benefitting American Greetings or H L & L. The leasehold estate will be pledged as collateral (mortgaged) in connection with H L & L’s construction financing for the Master Lease Premises.

•	Headquarters Building Lease Agreement – Under the terms of a Headquarters Building Lease Agreement, H L & L will lease to American Greetings approximately 600,000 rentable square feet of the Master Lease Premises to be used for American Greetings’ new world headquarters. The Headquarters Building Lease Agreement is expected to have a term of 15 years with an expected fair market value base rent. During the term of the Headquarters Building Lease Agreement, other than costs for structural repair and replacements of the Master Lease Premises, American Greetings will be generally responsible for all costs associated with the maintenance and repair of American Greetings’ new world headquarters, including its pro rata share of all operating costs, including the O&M Fee as described below.

•	Public Improvement Management and Maintenance Agreement – On March 26, 2014, the Corporation entered into the Public Improvement Management and Maintenance Agreement by and among CPPIII, CPM, Block K, Land, CPR and Westlake under which American Greetings, CPPIII, Block K, CPR and Westlake will engage CPM to manage public and private infrastructure improvements at the Crocker Park Site. The term of the Public Improvement Management and Maintenance Agreement is for as long as certain ground leases from American Greetings and CPPIII to Westlake are in place to cover a portion of its costs. Under the terms of the Public Improvement Management and Maintenance Agreement, CPM receives a fee of one dollar per year, along with reimbursement for a portion of its out-of-pocket expenses payable from collecting parking meter revenues. Furthermore, Crocker Park, LLC is required to make an annual payment on behalf of American Greetings to cover costs of maintaining the Private AG Portion.

•	Private Development Agreement – On March 18, 2014, the Corporation entered into an agreement by and among Crocker Park, LLC, American Greetings, CPPIII, CPR and Stark, which sets forth the obligations among Crocker Park, LLC, American Greetings, CPPIII, CPR and Stark to develop portions of a new phase of the Crocker Park Development, including the AG Project. The Private Development Agreement provides for Stark to be paid a $2,000 fee by American Greetings to serve as developer for American Greetings and for American Greetings to pay Crocker Park, LLC an annual fee of $750 (the “O&M Fee”) for Crocker Park, LLC to perform certain maintenance, leasing and management obligations at the Crocker Park Site. The Private Development Agreement sets forth milestone dates with respect to Crocker Park, LLC’s obligations regarding site development (including garage improvements).

•	Management and Leasing Agreement – On March 26, 2014, the Corporation entered into an agreement by and among American Greetings, Stark, and Crocker Park, LLC, which provides for Stark to perform certain management, reporting and leasing obligations at AG Retail East and AG Retail West for an expected initial term of 15 years. The Management and Leasing Agreement provides that Stark will receive a one-time leasing commission and an annual management fee, both paid by Crocker Park, LLC out of the O&M Fee.

•	Extension Retail Ground Lease – On March 26, 2014, the Corporation entered into a lease agreement with CPPIII under which American Greetings leases to CPPIII a portion of the Crocker Park Site (the “Retail Extension Parcel”) for a period of up to 2.5 years for a nominal rent. Within 2.5 years after American Greetings’ purchase of the Retail Extension Parcel, CPPIII or its affiliate is required to purchase such portion of the Crocker Park Site for $277, plus interest accruing at 2% per year from the date American Greetings originally purchases the property. If CPPIII does not purchase such property from American Greetings, American Greetings is entitled to offset the purchase price of such property against the O&M Fee that it is required to pay under the Private Development Agreement.

•	Extension Apartment Ground Lease – On March 26, 2014, the Corporation entered into a lease agreement with CPR under which American Greetings leases to CPR a portion of the Crocker Park Site (the “Apartment Extension Parcel”) for a period of up to 2.5 years for a nominal rent. Within 2.5 years after American Greetings’ purchase of the Apartment Extension Parcel, CPR or its affiliate is required to purchase such portion of the Crocker Park Site for $277, plus interest accruing at 2% per year from the date American Greetings originally purchases the property. If CPR does not purchase such property from American Greetings, American Greetings is entitled to offset the purchase price of such property against the O&M Fee that it is required to pay under the Private Development Agreement.

As H L & L will build and own the AG Project, American Greetings expects that it will assign to H L & L its rights and/or obligations under the proposed agreements described above that relate to the ownership, construction, maintenance or operation of the AG Project.

If the AG Project is built on the Crocker Park Site as is currently contemplated, through their indirect ownership interest in Crocker Park, LLC and the other affiliated entities, Morry, Zev, Jeffrey, Gary and Elie Weiss, together with their family members, may be deemed to have an interest in the transactions and agreements described above because:

•	the construction of the new world headquarters and the public and private infrastructure improvements will benefit the entire Crocker Park Development, all of which is owned directly or indirectly by Crocker Park, LLC; and

•	Crocker Park, LLC, or its affiliated entities, will be paid fees under the various agreements described above.

In selecting a location in Northeastern Ohio, an independent committee of the Corporation’s Board of Directors considered a number of sites both within and outside the State of Ohio. All of these sites were evaluated side by side for their benefits, disadvantages and costs, utilizing independent professional real estate advisors. Prior to the closing of the Merger, the decision to relocate the Corporation’s world headquarters to the Crocker Park Development was approved by an independent committee of the Board of Directors.

Transactions with Parent Companies and Other Affiliated Companies

From time to time employees of American Greetings may provide services to its parent companies as well as companies that are owned or controlled by members of the Weiss family, in each case provided that such services do not interfere with the Corporation’s employee’s ability to perform services on its behalf. When providing such services, the affiliated companies reimburse American Greetings for such services, based on the costs of employing the individual (including salary and benefits) and the amount of time spent by such employee in providing services to the affiliated company.

On September 30, 2013, the Corporation paid a cash dividend in the aggregate amount of $18,195 to Parent, its sole shareholder, of which $4,212 was used for the payment of dividends on the preferred equity interest issued by Parent to Koch Investment. Koch Investment acquired its preferred equity interest in connection with the financing of Parent’s acquisition of American Greetings in the recently completed Merger.

On January 2, 2014, the Corporation paid a cash dividend in the aggregate amount of $7,225 to Parent, its sole shareholder, which was used for the payment of dividends on the preferred equity interest of Koch Investment.

On February 10, 2014, the Corporation paid a cash dividend in the aggregate amount of $50,000 to Parent, its sole shareholder. Also, on February 10, 2014, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent of American Greetings, issued $285,000 aggregate principal amount of 9.75%/10.50% Senior PIK Toggle Notes due 2019 (the “PIK Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). CIHC2 was formed for the sole purpose of issuing the PIK Notes. The net proceeds from the offering, together with a portion of the $50,000 dividend the Corporation paid to Parent, were used to redeem the preferred equity interest of Koch Investment in Parent. The PIK Notes pay interest semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. Interest on the PIK Notes accrues from February 10, 2014 at a rate of 9.75% per annum with respect to cash interest and 10.50% per annum with respect to PIK Interest (as defined below), which is the cash interest rate plus 75 basis points. The first interest payment on the PIK Notes will be payable entirely in cash. Interest for the final interest period ending at stated maturity will be payable entirely in cash. For each other interest period, CIHC2 will be required to pay interest on the PIK Notes entirely in cash (“Cash Interest”), unless certain conditions are satisfied, in which case CIHC2 will be entitled to pay interest on the PIK Notes by increasing the principal amount of the PIK Notes or by issuing new PIK Notes, such increase or issuance being referred to herein as “PIK Interest.” Prior to the payment of Cash Interest, the Corporation expects that, through dividends the Corporation will provide CIHC2 with the cash flow for it to pay interest on the PIK Notes. Assuming CIHC2 pays interest on the PIK Notes in cash, rather than as PIK Interest, the annual cash required to pay the Cash Interest is expected to be approximately $27,800.

NOTE 19 – BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. As permitted under ASC Topic 280, “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating segments have similar economic characteristics, products, production processes, types of customers and distribution methods. Approximately 58%, 55% and 55% of the North American Social Expression Products segment’s revenue in 2014, 2013 and 2012, respectively, is attributable to its top five customers. Approximately 50%, 48% and 48% of the International Social Expression Products segment’s revenue in 2014, 2013 and 2012, respectively, is attributable to its top three customers.

In 2013, the Corporation acquired card and gift retail stores in the United Kingdom that are being operated under the “Clintons” brand through its Retail Operations segment. At February 28, 2014, the Retail Operations segment operated 396 retail stores, which includes 388 stores acquired from administration and new stores. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. Intersegment sales and profits from the International Social Expression Products segment to the Retail Operations segment are eliminated in consolidation. Consolidated operating results for 2013 include the results of the Retail Operations segment from the acquisition date of June 6, 2012 until February 2, 2013, the end of the segment’s fiscal year. See Note 3 for more information.

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

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense on centrally-incurred debt, domestic profit sharing-expense, settlement charges and stock-based compensation expense. In addition, the costs associated with corporate operations including the senior management, corporate finance, legal and insurance programs, among other costs, are included in the unallocated items.

Operating Segment Information

	Total Revenue
	2014	2013	2012
North American Social Expression Products	$1,253,842	$1,245,269	$1,228,548

International Social Expression Products	306,519	331,753	347,866
Intersegment items	(56,729)	(55,892)	—

Net	249,790	275,861	347,866

Retail Operations	332,066	244,106	—

AG Interactive	61,084	64,440	68,514

Non-reportable segments	72,884	39,063	50,216

	$1,969,666	$1,868,739	$1,695,144

	Segment Earnings (Loss) Before Tax
	2014	2013	2012
North American Social Expression Products	$172,502	$160,052	$149,655

International Social Expression Products	11,380	(10,555)	20,276
Intersegment items	(2,110)	(2,873)	—

Net	9,270	(13,428)	20,276

Retail Operations	(4,637)	6,581	—

AG Interactive	15,540	16,465	13,942

Non-reportable segments	24,521	6,586	17,034

Unallocated:
Interest expense	(27,363)	(17,896)	(53,073)
Profit-sharing plan expense	(9,149)	(7,536)	(9,401)
Stock-based compensation expense	(13,812)	(10,743)	(10,982)
Corporate overhead expense	(53,646)	(54,167)	(29,636)

	(103,970)	(90,342)	(103,092)

	$113,226	$85,914	$97,815

For 2014, stock-based compensation in the table above includes stock-based compensation prior to the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the Merger, a portion of which is non-cash. There is no stock-based compensation subsequent to the Merger as these plans were converted into cash compensation plans at the time of the Merger. See Note 2 for further information.

See Note 3 for Segment information related to certain prior year charges associated with activities and transactions in connection with the acquisition of Clinton Cards in 2013 that do not have comparative amounts in the current year; and Note 2 for current year charges associated with the Merger that do not have comparative amounts in the prior year.

	Depreciation and Intangible Assets Amortization			Capital Expenditures
	2014	2013	2012	2014	2013	2012
North American Social Expression Products	$37,751	$36,021	$33,823	$37,618	$87,778	$56,716

International Social Expression Products	4,748	5,335	4,771	2,759	4,169	5,561

Retail Operations	6,888	2,780	—	8,054	11,426	—

AG Interactive	2,395	2,556	2,622	267	2,080	1,949

Non-reportable segments	1,773	1,719	1,661	2,718	690	2,223

Unallocated	1,728	994	789	2,681	8,006	11,758

	$55,283	$49,405	$43,666	$54,097	$114,149	$78,207

	Assets
	2014	2013
North American Social Expression Products	$1,132,145	$1,060,810

International Social Expression Products	86,100	101,044

Retail Operations	103,185	87,026

AG Interactive	6,121	9,036

Non-reportable segments	36,915	32,292

Unallocated and intersegment items	237,977	293,255

	$1,602,443	$1,583,463

Geographical Information

	Total Revenue			Property, Plant and Equipment - Net
	2014	2013	2012	2014	2013
United States	$1,258,328	$1,217,461	$1,214,715	$319,137	$318,054
United Kingdom	538,684	471,945	296,472	47,071	44,660
Other international	172,654	179,333	183,957	9,557	9,738

	$1,969,666	$1,868,739	$1,695,144	$375,765	$372,452

Product Information

	Total Revenue
	2014	2013	2012
Everyday greeting cards	$921,000	$889,895	$832,454
Seasonal greeting cards	473,013	466,167	411,605
Gift packaging and party goods	277,378	265,107	241,641
Other revenue	27,857	26,195	31,863
All other products	270,418	221,375	177,581

	$1,969,666	$1,868,739	$1,695,144

The “All other products” classification includes, among other things, giftware, ornaments, custom display fixtures, stickers, online greeting cards, other online digital products and specialty gifts.

Termination Benefits and Facility Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The Corporation recorded severance charges of $6,890, $6,975 and $5,247 in 2014, 2013 and 2012, respectively, related to headcount reductions and facility closures at several locations.

The following table summarizes the severance charges by segment:

	2014	2013	2012
North American Social Expression Products	$3,020	$4,103	$4,610
International Social Expression Products	2,094	2,136	162
Retail Operations	585	724	—
AG Interactive	1,004	(1)	381
Non-reportable	187	13	94
Unallocated	—	—	—

Total	$6,890	$6,975	$5,247

The remaining balance of the severance accrual was $3,974 and $6,029 at February 28, 2014 and 2013, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Thousands of dollars

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2014 and 2013:

Fiscal 2014	Quarter Ended
	May 31	Aug 30	Nov 29	Feb 28
Net sales	$490,545	$413,667	$502,107	$535,490
Total revenue	497,303	420,421	507,516	544,426
Gross profit	293,466	243,747	262,687	312,539
Net income (loss)	33,393	(5,221)	3,305	19,045

As disclosed in Note 2, fiscal 2014 included a pre-tax loss of $28,125 for certain transaction costs and incremental compensation expense incurred in connection with the Merger. Of this amount, $4,536 was incurred in the first quarter, $22,345 in the second quarter, $959 in the third quarter and $285 in the fourth quarter.

Fiscal 2013	Quarter Ended
	May 25	Aug 24	Nov 23	Feb 28
Net sales	$389,253	$386,518	$499,368	$567,405
Total revenue	393,106	393,836	506,814	574,983
Gross profit	229,242	217,104	262,743	341,910
Net income (loss)	7,250	(4,254)	(809)	47,731

As disclosed in Note 3, fiscal 2013 included a pre-tax loss of $35,730 for certain charges associated with activities and transactions related to the Clinton Cards acquisition, of which $31,037 was incurred in the first quarter, $6,353 in the second quarter, $323 in the third quarter and ($1,983) in the fourth quarter.

The Corporation also recorded pre-tax charges of $1,834 and $5,112 in the third and fourth quarters, respectively, related to the Merger.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent registered public accounting firm on accounting or financial disclosure matters within the three year period ended February 28, 2014, or in any period subsequent to such date.

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

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Co-Chief Executive Officers and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based upon the procedures performed, the Co-Chief Executive Officers and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were not effective as of February 28, 2014, as a result of a material weakness in internal control over financial reporting surrounding the accounting for income taxes, which had not been remediated as of such date. In light of this material weakness, additional reviews were conducted to ensure that the consolidated financial statements filed with this Annual Report on Form 10-K are presented fairly in accordance with U.S. generally accepted accounting principles.

Report of Management on Internal Control Over Financial Reporting

The management of American Greetings is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. American Greetings’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate. American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 28, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment under COSO’s 1992 “Internal Control-Integrated Framework,” management believes that, as of February 28, 2014, American Greetings’ internal control over financial reporting was not effective as a result of a material weakness in internal controls surrounding the accounting for income taxes, which had not been remediated as of such date.

The principal factors contributing to the material weakness in accounting for income taxes were as follows:

•	the significant complexity created as a result of the Merger and related transactions;

•	insufficient tax resources to properly execute the Corporation’s review procedures required to maintain effective controls and ensure complete and accurate tax accounting, which was caused by staff turnover including during the year-end closing cycle.

Planned Remediation Efforts to Address Material Weakness

In order to remediate the material weakness discussed above and further strengthen the overall controls surrounding the Corporation’s accounting for income taxes, American Greetings will take the following steps to improve the overall processes and controls in its tax function:

•	review tax procedures and make recommendations to improve processes;

•	add tax resources to facilitate the execution of the Corporation’s review procedures;

•	utilize external advisors regarding complex tax issues to supplement knowledge that may not be available internally.

However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We intend that the remediation of the material weakness related to controls over the accounting for income taxes will be effective in fiscal 2015. However, we cannot make any assurances that we will successfully remediate this material weakness within the anticipated timeframe and thus reduce to remote the likelihood that material misstatements concerning accounting for income taxes will not be prevented or detected in a timely manner.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there has been no change in the Corporation’s internal control over financial reporting during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors presently consists of six members. The persons listed below were the directors and executive officers of American Greetings as of May 18, 2014.

Name	Age	Current Position and Office
Morry Weiss	74	Director; Chairman of the Board

Zev Weiss	47	Director; Co-Chief Executive Officer

Jeffrey Weiss	50	Director; Co-Chief Executive Officer

Gary Weiss	51	Director, Vice President – Papyrus S.A.M. Team

Elie Weiss	41	Director; President of Real Estate

Michael J. Merriman, Jr.	58	Director

John W. Beeder	54	President and Chief Operating Officer

Christopher W. Haffke	44	Vice President, General Counsel and Secretary

Thomas H. Johnston	66	Senior Vice President, Creative/Merchandising

Brian T. McGrath	63	Senior Vice President, Human Resources

Douglas W. Rommel	57	Senior Vice President, Chief Information Officer

Gregory M. Steinberg	41	Chief Financial Officer

Robert D. Tyler	49	Corporate Controller and Chief Accounting Officer

Erwin Weiss	65	Senior Vice President

Morry Weiss and Erwin Weiss are brothers. Zev Weiss, Jeffrey Weiss, Gary Weiss and Elie Weiss are the sons of Morry Weiss.

Directors

Pursuant to our Amended and Restated Code of Regulations (“Code of Regulations”), the Board is comprised of one class of directors. Directors are elected at the annual meeting of shareholders, with a term continuing until the next annual meeting of shareholders, or until a director’s successor is elected or he or she earlier resigns or is removed from office. According to the Code of Regulations, the number of directors may be fixed or changed at a meeting of the shareholders called for such purpose. The number of directors is currently fixed at six. Below are the current directors of the Corporation.

Morry Weiss	Director since 1971, Chairman of the Board of Directors

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

The Board selected Mr. Weiss as a director and Chairman of the Board of Directors because of his significant indirect ownership interest in the Corporation as well as his 50 plus years of extensive experience in the social expressions industry, holding positions of ever-increasing executive responsibility at the Corporation, including accomplished roles as American Greetings’ President, Chief Operating Officer and Chief Executive Officer. As a member of the Corporation’s founding family and a member of senior management for over 30 years, Mr. Weiss has extensive knowledge of our industry as well as our business and history that provides the Board valuable insight into our operations and strategies.

Zev Weiss	Director since 2003

Mr. Weiss joined American Greetings in 1992 and has had various responsibilities with American Greetings, including most recently serving as its Co-Chief Executive Officer, a position he has held since 2013. Mr. Weiss became Chief Executive Officer in 2003. He is currently on the Board of United Way Services of Greater Cleveland and was the 2011-2012 Campaign Co-Chair. Mr. Weiss serves as President of the board of Fuchs Mizrachi Day School.

The Board selected Mr. Weiss because of his significant indirect ownership interest in the Corporation as well as his extensive executive management and leadership skills gained through his 22 years of experience at the Corporation. Mr. Weiss has extensive knowledge of the social expressions industry in general and the Corporation’s business in particular and, as our Co-Chief Executive Officer, Mr. Weiss’s day-to-day leadership of American Greetings gives him critical insight into our operations and strategies and provides an important link between management and our Board, facilitating the Board’s ability to effectively perform its oversight function with the benefit of management’s perspective on the business.

Jeffrey Weiss	Director since 2003

Mr. Weiss joined American Greetings in 1988 and has had various responsibilities with American Greetings, including most recently serving as it Co-Chief Executive Officer, a position he has held since 2013. Prior to becoming Co-Chief Executive Officer, Mr. Weiss was President and Chief Operating Officer of the Company since 2003. Mr. Weiss has served as a director of Genius Brands International, Inc., a creator and distributor of music-based products for infants and young children, since 2013, and is a board member of the Cleveland Institute of Art, the Musical Arts Association and the Cleveland Orchestra.

The Board selected Mr. Weiss because of his significant indirect ownership interest in the Corporation as well as his extensive executive management and leadership skills, together with his significant knowledge of the social expressions industry, gained through his 20-plus years of experience at the Corporation. As President and Chief Operating Officer, and later as Co-Chief Executive Officer, his day-to-day exposure to the Corporation’s activities provides Mr. Weiss with a comprehensive understanding of our operations and an in-depth knowledge of our corporate strategies.

Elie Weiss	Director since 2013

Mr. Weiss is President of Real Estate of American Greetings, a position he has held since 2013. Mr. Weiss has served as a Trustee of BRT Realty Trust, a real estate investment trust engaged in the ownership and operation of multi-family properties, real estate lending and the ownership, operation and development of commercial, mixed-use and other real estate assets, since 2007. Mr. Weiss is also principal in two restaurant development and operating groups, Paladar Latin Kitchen and Rum Bar and Province, which have restaurants in Ohio, Maryland, Illinois and Arizona.

The Board selected Mr. Weiss because of his significant indirect ownership interest in the Corporation as well as his extensive knowledge of the real estate industry, which provides him with a unique understanding of the projects we are undertaking with regard to the relocation and construction of our new world headquarters.

Gary Weiss	Director since 2013

Mr. Weiss joined American Greetings in 1989 and has had various responsibilities with American Greetings, including most recently serving as its Vice President-Papyrus-S.A.M. Team, a position he has held since 2009, as well as Vice President, International Business Development, a position he has held since 2011. Mr. Weiss has also served as Vice President-Merchandising/Carlton Card Retail from 2003 to 2009.

The Board selected Mr. Weiss because of his significant indirect ownership interest in the Corporation as well as his extensive involvement in the social expressions industry and understanding of the Corporation gained over the 24 years he has worked at American Greetings.

Michael J. Merriman, Jr.      Director since 2014

Mr. Merriman previously served as a director of American Greetings from 2006 until he resigned in August 2013 in accordance with and as anticipated by the terms of the Merger Agreement. On January 24, 2014, Mr. Merriman was once again elected to the Board of Directors. Mr. Merriman has served as Operating Advisor to Resilience Capital Partners, LLC, a private equity firm, since 2008 and has served as chairman of the fund’s portfolio company, CR Brands, Inc., a manufacturer and marketer of householder cleaning and laundry products, since 2012. Mr. Merriman also has served as director of Nordson Corporation, since 2008, OMNOVA Solutions Inc., since 2008, Regis Corporation, since 2011, and Invacare Corporation, since 2014. From 2004 until 2011, Mr. Merriman served as a director of RC2 Corporation.

The Board selected Mr. Merriman because of his financial acumen, his significant public accounting experience, his service on boards of directors of publicly traded companies and his product development expertise. In addition, because of this wide range of management experience and his prior service as Chief Financial Officer of American Greetings, Mr. Merriman provides valuable insight into the Corporation’s operations.

Executive Officers

The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time; provided, however, that the removal of an executive officer would be subject to the terms of their respective employment agreements, if any. The current executive officers and their business experience during at least the past five years are set forth below. Information concerning Co-Chief Executive Officers, Zev Weiss and Jeffrey Weiss, and Chairman, Morry Weiss, is included above and is not repeated below.

John W. Beeder

Mr. Beeder is American Greetings’ President and Chief Operating Officer, a position he has held since 2013. Prior to becoming President and Chief Operating Officer, Mr. Beeder served as Senior Vice President, Executive Sales and Marketing Officer since 2008.

Christopher W. Haffke

Mr. Haffke is American Greetings’ Vice President, General Counsel and Secretary, a position he has held since 2012. Prior to becoming Vice President, General Counsel and Secretary, Mr. Haffke served as Vice President, Deputy General Counsel and Assistant Secretary since 2010, and as Executive Director and Assistant General Counsel since 2004.

Thomas H. Johnston

Mr. Johnston is Senior Vice President, Creative/Merchandising of American Greetings, a position he has held since 2004. Mr. Johnston also served during that period as President of Carlton Cards Retail, a position he held until shortly after the sale of the Corporation’s Retail Operations segment in 2009.

Brian T. McGrath

Mr. McGrath is Senior Vice President, Human Resources of American Greetings, a position he has held since 2006. Prior to becoming Senior Vice President, Human Resources, Mr. McGrath served in several different capacities since joining the company in 1989.

Douglas W. Rommel

Mr. Rommel is Senior Vice President, Chief Information Officer, a position he has held since 2010. Prior to becoming Senior Vice President and Chief Information Officer, Mr. Rommel served as Vice President, Information Services from 2001 until 2010.

Gregory M. Steinberg

Mr. Steinberg is the Chief Financial Officer of American Greetings, a position he has held since March 1, 2014. Prior to becoming Chief Financial Officer, Mr. Steinberg served as Treasurer and Director of Investor Relations since 2006.

Robert D. Tyler

Mr. Tyler is Corporate Controller and Chief Accounting Officer of American Greetings, positions he has held since 2010 and 2011, respectively. Prior to becoming Corporate Controller and Chief Accounting Officer, Mr. Tyler served as Assistant Corporate Controller since 2005.

Erwin Weiss

Mr. Weiss is a Senior Vice President of American Greetings, a position he has held since 2012. Prior to becoming Senior Vice President, Mr. Weiss served as Senior Vice President, Enterprise Resource Planning from 2007 to 2012.

Compliance with Section 16(a) of the Exchange Act

Prior to the consummation of the Merger, our directors, executive officers and beneficial owners of more than 10% of American Greetings’ common shares filed reports with the SEC indicating the number of shares of any class of American Greetings’ equity securities they owned when they became a director, executive officer or a greater-than-10% beneficial owner and, after that, any changes in their ownership of American Greetings’ equity securities. They were also required to provide us with copies of these reports. These reports were required by Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required for fiscal 2014 during the period before the consummation of the Merger, all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-10% beneficial owners were complied with.

Code of Ethics

The Board has adopted a code of business conduct and ethics to govern our directors, executive officers and employees, including the principal executive officers, the principal financial officer and the principal accounting officer. A current copy of the code is available in the Investors section on our Web site at www.corporate.americangreetings.com. We will disclose any future amendments to, or waivers from, certain provisions of the code of business conduct and ethics for executive officers and directors on our Web site.

Audit Committee

The Board has a standing Audit Committee consisting of Zev Weiss and Michael Merriman. The Board determined that Mr. Merriman qualifies as an “audit committee financial expert” as defined by the SEC rules and would be deemed independent under the listing requirements of the New York Stock Exchange. Security holders should understand that the designation of Mr. Merriman as an audit committee financial expert is an SEC disclosure requirement and that it does not impose upon him any duties, obligations or liabilities that are greater than those generally imposed on him as a member of the Audit Committee and the Board.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

General Philosophy

We believe that our executive compensation program should enable us to attract, reward and retain the talented executives we need in our organization to achieve our key objectives, and should reward our executives for achieving their goals. We believe that these goals should support corporate-wide initiatives, and align the efforts and interests of the executives with the interests of American Greetings. Under our programs, executives who play a role in achieving the corporate goals may be awarded cash-based incentives.

We believe that our compensation program, in total, should be competitive with compensation programs offered by other employers of similar size and in similar industries. We also believe that the compensation paid to our executives should reflect their collective ability as leaders of the Corporation to direct our multifaceted business activities in a coordinated manner toward the successful achievement of a common objective.

Board Processes

As described above (Part I, Item 1, “Merger”), American Greetings became a privately held company on August 9, 2013. Prior to the closing of the Merger, decisions as to the compensation of our named executive officers for fiscal 2014 were made by a Compensation Committee made up solely of independent directors. Following the closing of the Merger, we no longer have a Compensation Committee. Instead, decisions as to the compensation of our named executive officers are made by the full Board of Directors or Zev and Jeffrey Weiss, as directors and the Co-Chief Executive Officers of the Corporation. The General Counsel and the Senior Vice President of Human Resources worked with our Compensation Committee prior to the closing of the Merger, and with the Board of Directors after the closing of the Merger, in establishing the agenda for meetings where compensation decisions were made. Management also prepared meeting information and supporting materials for meetings. Executive officers, including the Co-Chief Executive Officers, the President and Chief Operating Officer, the Chairman, and the Senior Vice President of Human Resources, regularly participated in such meetings to provide:

•	proposals for compensation programs and plans;

•	background information regarding the compensation of our employees;

•	evaluations of the performance of executive officers;

•	recommendations on the actual compensation of executive officers; and

•	other information as requested from time to time.

Setting Compensation

In connection with setting the actual compensation levels for our named executive officers, from time to time we collect information from the marketplace on how other employers compensate people in similar positions, using consumer products industry data and, depending on the position, data from industry segments or individual companies, specifically to obtain a general understanding of current compensation practices. We usually focus more heavily on data from consumer products companies because: (1) our core business is consumer products focused – we create, manufacture, market and distribute social expressions products sold to consumers; and (2) we often recruit employees from consumer product companies, or from companies that support or otherwise service the consumer products industry. Generally, for both the overall industry and consumer products market data, we look at companies with revenue that approximates our revenue. We typically obtain this data from compensation surveys that are published by nationally recognized consulting firms. We may also use compensation data provided by a retained consultant who draws on data held in its databases or information included in the proxy statements and other public filings of companies similar to us. While information developed solely from public filings covers only those individuals for whom compensation information is disclosed publicly, generally these positions correlate to our Co-Chief Executive Officers, President and Chief Operating Officer, Chief Financial Officer and certain of our other executive officers. In general, compensation realized by executives from prior awards or grants made by us is not taken into account in setting current compensation levels. We believe that our executive officers should be fairly compensated each year compared to similar positions in the marketplace, with similar employers in similar industries. We also strive for internal equity among other executive officers.

Elements of Executive Compensation

The compensation program for our named executive officers generally consists of the following elements:

•	Base salaries;

•	Annual incentive compensation;

•	Long-term incentive compensation;

•	Benefits;

•	Perquisites; and

•	Termination and/or change in control protection.

We selected these compensation elements to create a flexible package that bases much of its payout on the performance of the total Corporation.

In arriving at our decisions on executive compensation made prior to the closing of the Merger, we took into account the affirmative shareholder ‘say-on-pay’ vote at the 2011 annual meeting of shareholders. Because the compensation program described in our proxy statement in 2011 was approved by a substantial majority (over 90%), we continued to apply the same principles in determining the amounts and types of executive compensation and did not implement changes to our executive compensation program as a result of the shareholder advisory vote.

Following the closing of the Merger, we re-evaluated the Corporation’s long-term strategic and financial objectives, resulting in a number of changes to our compensation programs to effectively align the interests of our executives with the objectives of the Corporation. Although our executive compensation philosophy continues to be grounded in an expectation of performance, following the Merger, we focused the goals of our named executive officers on generating earnings sufficient to repay indebtedness. Consequently, earnings before interest, taxes, depreciation and amortization (“EBITDA”) was introduced as the central financial measure in the Executive Incentive Plan, which is focused on annual performance, as well as the performance share award program, which was implemented in fiscal 2013 and designed to focus on long-term performance. A new cash-based long-term incentive plan (“LTIP”) was implemented to replace the stock-based restricted stock unit and performance share programs, both of which are being phased out as a result of the Corporation being taken private. The LTIP is designed to reward participants for the achievement of a three-year cumulative EBITDA goal and is intended to complement the Executive Incentive Plan by reinforcing the need for sustained high performance over the long term. Finally, the Corporation adopted an enhanced long-term incentive program (the “LTIP Enhancement Program”) designed to further increase the focus of our executives on the achievement of the aforementioned three-year cumulative EBITDA goal.

Allocation Among Elements

Under our compensation structure, the mix of base salary, annual incentive compensation and long-term incentive compensation as a percentage of total direct compensation varies depending upon the position’s level in management. In considering total compensation, as well as the allocation among the elements of compensation, we consider such factors as the Corporation’s performance, internal equity among other executive officers, retention and each executive’s individual contributions. Each of these factors is assessed qualitatively and there are no specific weightings given to any criteria. There is no pre-established policy or target for allocating among base salary, short-term and long-term incentive compensation. In allocating compensation among these elements, we believe that the compensation of our most senior levels of management – the levels of management having the greatest ability to influence American Greetings’ performance – should have a significant portion of their compensation at risk, and should be paid only on the accomplishment of pre-established goals and objectives. We believe that lower levels of management should receive a greater portion of their compensation in base salary – with less variability – because they have less of an ability to significantly affect the financial performance of the business.

Analysis of Compensation Elements Paid to Named Executive Officers

Base Salaries

General. Base salaries are provided to compensate the executive for performing the essential responsibilities of his or her job, as well as to provide market-competitive compensation to attract, retain and motivate exceptional executive talent. We evaluate each named executive officer’s base salary annually, and when making changes we consider:

•	the executive officer’s contributions to the organization, including accomplishment of individual goals and objectives;

•	any changes in responsibilities and roles;

•	any significant differences between the executive officer’s base salary and the base salaries of comparable executives in the market; and

•	internal pay equity.

Salary adjustments, if any, normally take effect on May 1st, based on performance in the immediately preceding fiscal year. Except as described below, base salaries paid during fiscal 2014 were determined and approved by the Compensation Committee prior to the closing of the Merger.

Named Executive Officers. To determine the base salary to be paid to each of Zev Weiss and Jeffrey Weiss in fiscal 2014, as well as to determine their restricted stock unit grant level, prior to closing of the Merger, the Compensation Committee (with input from other independent directors) assessed their performance during, and their contribution to our results in, fiscal 2013. The Compensation Committee primarily considered our financial performance, including objectives based on achieving financial goals established under our 2013 Executive Incentive Plan. Also, in assessing the base salary to be paid to each of Zev Weiss and Jeffrey Weiss in fiscal 2014, the Compensation Committee considered the fact that the Corporation had signed the Merger Agreement that, subject to shareholder approval, could result in members of the Weiss family, including Zev Weiss and Jeffrey Weiss, owning the Corporation. Accordingly, the Compensation Committee determined not to increase their base salaries for fiscal 2014. However, effective August 12, 2013, the Board of Directors elected Jeffrey Weiss Co-Chief Executive Officer of the Corporation to partner with his brother, Co-Chief Executive Officer Zev Weiss. In connection with their designations as Co-Chief Executive Officers, on October 31, 2013, the Board of Directors adjusted the compensation of Jeffrey Weiss to equal the compensation of Zev Weiss by increasing his annual base salary by $214,444 to $987,067, and increasing his target bonus percentage under the Executive Incentive Plan from 90% to 100% of his base salary. These compensation changes were made effective as of August 12, 2013.

In assessing the base salaries to be paid to each named executive officer other than Zev and Jeffrey Weiss in fiscal 2014, the Compensation Committee considered the Chief Executive Officer’s proposed change to each named executive’s base salary, together with his assessment of each other named executive officer’s performance during fiscal 2013, primarily in the context of the Corporation achieving its financial goals established under our 2013 Executive Incentive Plan. Our named executive officers’ individual performance during fiscal 2013 was assessed qualitatively, with no specific weightings given to any factors considered.

Although Steve Smith resigned from the Corporation effective March 3, 2014, a discussion of his compensation is included in this Annual Report on Form 10-K because he was our Chief Financial Officer during and as of the last day of our fiscal year ending February 28, 2014. Based on the Corporation’s overall financial performance, including achieving financial goals established under our 2013 Executive Incentive Plan, together with Mr. Smith’s significant efforts working with the Board of Directors in connection with the Corporation going private, Mr. Smith was determined to have exceeded performance expectations and, effective May 1, 2013, the Compensation Committee determined to increase Mr. Smith’s salary by 4%, from $450,576 to $468,599. Based primarily on the Corporation’s overall financial performance, including the executive’s contribution to achieving financial goals established under our 2013 Executive Incentive Plan, John Beeder, Erwin Weiss and Tom Johnston were determined to have met performance expectations and, effective May 1, 2013, the Compensation Committee determined to increase Mr. Beeder’s salary by 3% from $579,787 to $597,181, to increase Mr. Weiss’s salary by 3% from $491,728 to $506,480, and to increase Mr. Johnston’s salary by 3% from $451,638 to $465,187.

In connection with Mr. Beeder’s promotion to President and Chief Operating Officer in August 2013, Mr. Beeder’s base salary was increased to $627,000, and his target bonus percentage under the Executive Incentive Plan was increased from 80% to 90%. The Board of Directors based their decision to increase Mr. Beeder’s salary on his increased responsibilities, as well as the results of an analysis by management of similar positions in the marketplace which indicates the adjusted salary is on par with similar positions in the marketplace.

Annual Incentive Compensation

Purpose and Performance Measures. Consistent with our emphasis on pay-for-performance, we established the Executive Incentive Plan, under which our executive officers, including our named executive officers, are eligible to receive awards based on performance against annually established financial goals. This plan is an important component of our compensation package because it is designed to focus our executive officers’ efforts on, and reward executive officers for, annual operating results.

The performance goals for the Executive Incentive Plan were originally determined through our annual planning process, in which we developed an annual operating plan that was consistent with our strategic plan, and that contains specific, quantifiable annual financial goals. These goals were established for each business unit and for American Greetings as a whole. These operating plan goals for fiscal 2014 were then used as the basis for the annual incentive performance measures and goals. Following the consummation of the Merger, however, the Executive Incentive Plan was amended, effective as of March 1, 2013, to focus the efforts of senior leadership, including the named executive officers, exclusively on the achievement of a single, common EBITDA goal. This measure was selected for its strong correlation to operating effectiveness and cash flow. In addition, we believe that a focus on a single goal is necessary to promote maximum collaboration among the Corporation’s various operating groups and minimize the potential of business units to work at cross purposes. For fiscal 2014, the EBITDA goal under the Executive Incentive Plan was set at $211 million.

Target Incentive and Calculation of Awards. The Executive Incentive Plan target award levels, as a percentage of base salary, for the named executive officers of American Greetings are listed below. We generally expect that our annual cash incentive awards will be consistent with awards paid to individuals with similar positions in the marketplace.

	Target Incentive
Zev Weiss	100%
Jeffrey Weiss	100	%(1)
Stephen J. Smith	70%
John W. Beeder	90	%(2)
Erwin Weiss	70%
Thomas H. Johnston	70%

(1)	Jeffrey Weiss was promoted to serve as Co-Chief Executive Officer along with Zev Weiss, effective August 12, 2013. In so doing, the Board of Directors increased the target annual incentive percentage for Jeffrey Weiss under the Executive Incentive Plan from 90% to 100%. For the purposes of calculating an award under the Executive Incentive Plan for fiscal 2014, Mr. Weiss was to have a target incentive percentage of 90% for the portion of the fiscal year between March 1, 2013, and August 11, 2013, and a target incentive percentage of 100% for the remainder of the year. His effective target incentive percentage was therefore approximately 96%.
(2)	John Beeder was promoted to the position of President and Chief Operating Officer, effective August 12, 2013. In so doing, the Board of Directors increased his target annual incentive percentage under the Executive Incentive Plan from 80% to 90%. For the purposes of calculating an award under the Executive Incentive Plan for fiscal 2014, Mr. Beeder was to have a target incentive percentage of 80% for the portion of the fiscal year between March 1, 2013, and August 11, 2013, and a target incentive percentage of 90% for the remainder of the year. His effective target incentive percentage was therefore approximately 86%.

Under the Executive Incentive Plan, an incentive equal to a multiple of the executive officer’s target incentive percentage will be paid based on the level of performance achieved compared to Corporation’s EBITDA goal. The maximum bonus opportunity is 200% of the target incentive award. To earn this maximum, we must achieve at least 125% of the EBITDA financial goal. The incentive payable will vary depending on the performance under the EBITDA performance component. For performance between 90% and 125% of the goal, the target award will be increased or decreased, as applicable, by 4% for each percentage by which we exceed or fall below the goal. No award is earned under the Executive Incentive Plan for EBITDA performance of less than 90% of the goal. Incentive compensation earned by executive officers under the Executive Incentive Plan is paid entirely in cash.

Awards to Named Executive Officers. When calculating incentive payments under the Executive Incentive Plan, the fiscal 2014 goal and our results as measured against this goal were adjusted to account for certain items, events or changes in the business or its plans that, if included, would either not be a meaningful measure of performance, or not appropriately incentivize management. Specifically, adjustments were made for certain gains, losses or expenses determined to be extraordinary or unusual in nature or infrequent in occurrence, such as those expenses associated with the Corporation’s negotiation and execution of the Merger Agreement. The fiscal 2014 EBITDA goal under the Executive Incentive Plan as adjusted was $223.3 million and actual results as so adjusted was $242.9 million, or approximately 108.8% of target, resulting in a payout as a percentage of the target incentive of 135.2% and payments to the named executive officers as set forth in the table below.

Name	Target Payout as a % of Base Salary(1)	Target Award ($)(1)	Maximum Award ($)(1)	Actual Award ($)(1)	Actual Payout as a % of Base Salary(1)
Zev Weiss	100%	$987,067	$1,974,134	$1,334,515	135%
Jeffrey Weiss(2)	96%	$856,667	$1,713,334	$1,158,215	130%
Stephen J. Smith	70%	$325,917	$651,834	$440,640	95%
John W. Beeder(2)	86%	$523,428	$1,046,855	$707,675	116%
Erwin Weiss	60%	$352,815	$705,629	$477,006	95%
Thomas H. Johnston	70%	$324,050	$648,101	$438,116	95%

(1)	Amounts calculated based on base salaries actually paid or earned by the named executive officers during fiscal 2014.
(2)	The target incentive percentages for Mr. Weiss and Mr. Beeder were prorated as described in the footnotes accompanying the Target Incentive table above.

Awards made to the named executive officers under the Executive Incentive Plan for performance in fiscal 2014 are reflected in the Fiscal 2014 Summary Compensation Table below.

Long-Term Incentive Compensation

Prior to the closing of the Merger, our long term incentive compensation program consisted primarily of restricted stock units (“RSUs”) and performance shares, where the number of RSUs and performance shares granted was based on the participant’s position in the Corporation and, with respect to RSUs, his or her individual performance in the prior fiscal year. During the time we were a publicly held company, our equity awards were consistent with our pay-for-performance principles because they aligned the interests of executives with those of the shareholders, fostered employee stock ownership, reflected the market’s assessment of our level of goal achievement and focused the management team on increasing value for the shareholders.

Now that the Corporation is privately held, we believe that it is important to keep our management team focused on the consistency of our financial results over the long-term, especially during the initial years following the closing of the Merger. For this reason, effective March 1, 2013, following the closing of the Merger, the Board of Directors adopted the LTIP to replace the Corporation’s RSU and performance share programs going forward. In keeping with our pay-for-performance philosophy and our design principles of simplicity and cross-program alignment, the LTIP, like the Executive Incentive Plan, is a performance-based program with a single performance measure tied to corporate EBITDA. We believe this combination of annual and long-term programs focused on EBITDA reinforces the importance of sustaining high operating performance and strong cash flow and ensures our management team is united under a common set of objectives in its effort to drive results.

RSUs

Following the closing of the Merger, the Corporation replaced its RSU program with the LTIP described below. However, prior to the closing of the Merger, the Compensation Committee approved a grant of RSUs to executives, including our named executive officers, in May 2013.

Grant Terms. RSUs are earned on the basis of continued service to us. Grants to our named executive officers other than the Chief Executive Officer and the then President and Chief Operating Officer were to vest in approximately equal increments over two years following the date of grant and grants to our Chief Executive Officer and the then President and Chief Operating Officer were to vest in approximately equal increments over three years following the date of grant.

Grant Timing. Our named executive officers were eligible to receive RSUs annually as well as in connection with promotions to higher level positions. The Compensation Committee applied a grant policy designed to ensure that RSUs were granted at such times after we publicly released our quarterly or annual financial information. Under the policy, the date of grant for annual RSU awards was the second trading day (a day that the NYSE was open for trading) following the filing of our Annual Report on Form 10-K. The date of grant for an individual newly hired or promoted into an eligible position was based on the month of hire or promotion and was either granted with the annual RSU grant or on the second trading day following a quarterly earnings release.

Grants to the Named Executive Officers. Because the value of the RSU grant, both to the recipient and, for purposes of calculating and recording the expense by the Corporation could vary greatly depending on the trading price of our stock on the date of grant, the size of the RSU grant was based on a fixed dollar value of shares, where the dollar value was based upon the level of the executive officer’s position. For annual grants, this dollar value of the grant size was in turn adjusted depending on the level the executive’s position and the executive’s individual performance in the fiscal year preceding the grant. As a result, the actual number of RSUs granted varied in size depending not only on the executive officer’s level and performance in the prior year, but also based on the closing price of our common shares on the date of grant. The annual target grant sizes and actual fiscal 2014 grant sizes were as follows:

Name	Target Annual Grant ($)	Fiscal 2014 Actual Annual Grant (#)
Zev Weiss(1)	$600,000	32,680
Jeffrey Weiss(1)	$450,000	24,510
Stephen J. Smith(2) (3)	$130,000	8,850
John W. Beeder(2)	$210,000	11,438
Erwin Weiss(2)	$130,000	7,080
Thomas H. Johnston(2)	$130,000	7,080

(1)	Equity grants in the form of Class B common shares. In accordance with the provisions of the Merger Agreement, the RSUs granted to Zev Weiss and Jeffrey Weiss were subsequently cancelled without the payment of any consideration on August 9, 2013.
(2)	Equity grants in the form of Class A common shares. In accordance with the provisions of the Merger Agreement, these RSUs remain outstanding and subject to existing terms and conditions. Upon vesting, they will be settled in cash at a rate of $19.00 per unit and not in Class A common shares.
(3)	As a result of his separation from the Corporation on March 3, 2014, RSUs granted to Mr. Smith were cancelled without consideration.

The target grant sizes reflected in the table above were subject to being increased or decreased based on individual performance in the prior fiscal year. A named executive officer who was not meeting performance expectations was eligible for an equity grant ranging from 0% to 100% of the target grant size for his or her position for that fiscal year. A named executive officer exceeding his performance expectations was eligible for an equity grant of either 115% or 125% of the target grant size for his or her position. As described above under “Base Salaries,” the grant sizes to each of the named executive officers, other than Mr. Smith, were based on each of them meeting his performance expectations for fiscal 2013. Mr. Smith’s grant size was based on him exceeding performance expectations for fiscal 2013.

The RSUs granted to the named executive officers in fiscal 2014 that are reflected in the table above were granted in May 2013 and are also reflected in the Fiscal 2014 Summary Compensation and the Fiscal 2014 Grants of Plan-Based Awards Tables in the “Fiscal 2014 Information Concerning Executive Officers” section below. The size of the award was based on the officer’s target grant size and his individual performance during fiscal 2013.

Performance Shares

In fiscal 2013, the Compensation Committee approved a new performance share award program under which it made three separate performance share grants providing that common shares could be earned based on the Corporation’s achievement of performance goals for the one-year period ended February 28, 2013 (Grant 1); the two-year period ended February 28, 2014 (Grant 2) and; the three-year period ended February 28, 2015 (Grant 3). Under the program, if the performance measures with respect to Grant 1 or Grant 2 are achieved, the awards are considered earned and are credited to the participant’s account; however, the awards are subject to an additional vesting period ending on February 28, 2015. The program was designed to reward participants for successfully executing key strategic, operational and business objectives that were intended to produce exceptional long-term performance and create significant value for our shareholders. However, as a result of the Merger, the performance share program was ended and no additional performance shares were granted to executives during fiscal 2014. In addition, the outstanding performance share grants (Grant 1, Grant 2 and Grant 3) were modified to provide that, if earned, the performance shares will be settled in cash rather than shares based on a per share price of $19.00 per share, which represents the consideration paid to shareholders in connection with the Merger. As of the closing of the Merger, the performance period with respect to Grant 1 was complete and, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, the named executive officers were credited with performance shares based on performance equal to 105.8% of target. With respect to Grants 2 and 3, the Board of Directors determined that the original performance measures and goals which had been established at the time of grant were no longer suitable given the strategic and operational changes occurring within the Corporation that had been brought on by privatization. Following the closing of the Merger, the Board of Directors amended these performance share grants to provide that the performance measures with respect to the fiscal 2014 and 2015 would be based on a corporate EBITDA goal rather than the card unit and efficiency goals as previously in effect.

As described in the table below, for purposes of calculating performance for the two-year performance period ended February 28, 2014 under Grant 2, performance is now based on a combination of the Corporation’s actual performance against (a) the level of achievement against the card unit and efficiency performance goals for fiscal 2013 in effect prior to the closing of the Merger (which, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, was 105.8% of the target goal) and (b) the fiscal 2014 EBITDA goal established by the Board of Directors. For purposes of calculating performance for the three-year performance period ended February 28, 2015 under Grant 3, performance is now based on a combination of the Corporation’s actual performance against (a) the level of achievement of the card unit and efficiency performance goals for fiscal 2013 in effect prior to the closing of the Merger and (b) the cumulative EBITDA goal for fiscal 2014 and 2015 established by the Board of Directors.

Grant 2	•	Fiscal 2013 achievement percentage (A) recognized at 105.8%

	•	Fiscal 2014 achievement percentage (B) based on fiscal 2014 EBITDA performance

	•	Total Award = [( 1⁄2 × A) + ( 1⁄2 × B)](1)

	•	Credited shares = target shares granted × Total Award

	•	Credited performance shares, if any, will vest as scheduled but will be settled in cash at $19.00 per share in lieu of Class A Common Shares

Grant 3	•	Fiscal 2013 achievement percentage (C) recognized at 105.8%

	•	Fiscal 2014-15 achievement percentage (D) based on cumulative fiscal 2014-15 EBITDA performance

	•	Total Award = [( 1⁄3 × C) + ( 2⁄3 × D)](2)

	•	Credited shares = target shares granted × Total Award

	•	Credited performance shares, if any, will vest as scheduled but will be settled in cash at $19.00 per share in lieu of Class A Common Shares

(1)	In the event that fiscal 2014 EBITDA performance is below the Threshold Goal, as set forth below, the executive may still be credited with shares provided the Total Award, as described by the formula above, is not less than 50%. For the purposes of calculating the Total Award under this scenario, the fiscal 2014 achievement percentage will be determined as described above except that for performance below the Threshold Goal, the achievement percentage will be equal to fifty percent (50%) multiplied by the quotient of (x) the difference between actual performance and the Threshold Goal and (y) the difference between the Target Goal and Threshold Goal, plus fifty percent (50%).
(2)	In the event that fiscal 2014-15 cumulative EBITDA performance is below the Threshold Goal as set forth below, the executive may still be credited with shares provided the Total Award, as described by the formula above, is not less than 50%. For the purposes of calculating the Total Award under this scenario, the fiscal 2014-15 achievement percentage will be determined as described above except that for performance below the Threshold Goal, the achievement percentage will be equal to fifty percent (50%) multiplied by the quotient of (x) the difference between actual performance and the Threshold Goal and (y) the difference between the Target Goal and Threshold Goal, plus fifty percent (50%).

The Board of Directors established the following threshold, target and maximum level of performance for purposes of determining the number of performance shares that may be earned with respect to the EBITDA performance measures under Grant 2 and Grant 3:

	Threshold Goal	Target Goal	Maximum Goal
Fiscal 2014 EBITDA	$220 million	$240 million	$260 million
Cumulative Fiscal 2014 and 2015 EBITDA	$440 million	$490 million	$540 million

The performance threshold is designed to ensure that performance meets certain minimum expectations, while the range of possible payouts up to the maximum amount is designed to incentivize the named executive officers to drive the Corporation’s performance to the best achievable outcomes. The maximum level for the EBITDA performance measure is designed to be attainable with exceptional performance over the term of the performance period.

Awards to Named Executive Officers. In calculating performance with respect to Grant 2 of the Performance Share program, the fiscal 2014 EBITDA goal and our results as measured against this goal were adjusted to account for certain items, events or changes in the business or its plans that, if included, would either not be a meaningful measure of performance or not appropriately incentivize management. Specifically, adjustments were made for certain gains, losses or expenses determined to be extraordinary or unusual in nature or infrequent in occurrence, such as those expenses associated with the Corporation’s negotiation and execution of the Merger Agreement. The fiscal 2014 EBITDA goal with respect to Grant 2 was $240 million and the actual result, as adjusted, was $237 million. This corresponded to an achievement percentage of approximately 92.5% of target. As a result, each of the named executive officers was credited with the number of performance shares set forth below, which, subject to continued employment, will vest and be paid on February 28, 2015.

Name	Performance Shares Credited for Performance Period Ended February 28, 2014
Zev Weiss	0	(1)

Jeffrey Weiss	0	(1)

Stephen J. Smith	9,037	(2)(3)

John W. Beeder	14,598	(3)

Erwin Weiss	9,037	(3)

Thomas H. Johnston	9,037	(3)

(1)	All performance shares previously granted to Zev Weiss and Jeffrey Weiss were cancelled, without payment of any consideration, in accordance with the terms and provisions of the Merger Agreement.
(2)	As a result of his separation from the Corporation on March 3, 2014, Performance Shares previously granted to Mr. Smith were cancelled without consideration.
(3)	Shares credited to named executive officers will vest on February 28, 2015 and will be exchanged for cash at $19.00 per share in accordance with the provisions of the Merger Agreement.

Long-Term Incentive Plan

General. On October 31, 2013, the Board of Directors approved the LTIP, a new cash-based long-term incentive plan designed to reward employees, including certain of the named executive officers, for achieving a three-year cumulative performance goal as established by the Board of Directors. The program is designed to complement the annual Executive Incentive Plan by reinforcing the importance of sustained EBITDA performance over a longer period of time. Together, the LTIP and the Executive Incentive Plan are expected to drive significant operational performance for the Corporation.

Award levels are established based on the level of the executive officer’s position as well as the magnitude of the contribution the executive is expected to make to the Corporation over the duration of the program. With the exception of the award level for our Co-Chief Executive Officers, award levels for our executive officers generally reflect value of the discontinued RSU and performance share programs that would otherwise be recognized and expensed by the Corporation over a three-year timeframe. Neither of our Co-Chief Executive Officers participates in the LTIP.

Threshold, target and maximum award opportunities under the LTIP for the named executive officers are as follows:

Name	Threshold	Target	Maximum
Zev Weiss	$0	$0	$0
Jeffrey Weiss	$0	$0	$0
Stephen J. Smith(1)	$750,000	$1,500,000	$3,000,000
John W. Beeder	$1,500,000	$3,000,000	$6,000,000
Erwin Weiss	$243,750	$487,500	$975,000
Thomas H. Johnston	$243,750	$487,500	$975,000

(1)	As a result of his separation from the Corporation on March 1, 2014, Mr. Smith forfeited his award opportunity under the LTIP.

Each of the awards set forth above is reflected in the Fiscal 2014 Grants of Plan-Based Awards Table presented below for the performance period of March 1, 2013 through February 29, 2016.

Awards earned under the LTIP are based on the achievement of the performance goals established by the Board of Directors.

Performance Measure. Awards under the LTIP may be earned subject to the achievement of a three-year cumulative EBITDA performance goal. For the purposes of calculating awards under this program, EBITDA is defined as earnings before interest, taxes, depreciation and amortization based on the consolidated statement of cash flows on a cumulative basis for the applicable three fiscal years of the performance period. The Board of Directors established a threshold, target and maximum level of performance in a manner that reflects a stretch for management while still providing them with an attainable incentive. The performance threshold is designed to ensure that performance meets certain minimum expectations, while the range of possible payouts up to the maximum amount is designed to incentivize the named executive officers to drive the Corporation’s performance to the best achievable outcomes. The maximum level for the EBITDA performance measure is designed to be attainable with exceptional performance over the term of the performance period.

LTIP Enhancement Program

To further increase the focus of our executives on achieving the Corporation’s three-year cumulative EBITDA goal for the performance period of March 1, 2013 through February 29, 2016, as it was set by the Board of Directors for the purposes of the LTIP described above, and to provide an enhanced incentive for executives’ continued engagement through the period of transition immediately following privatization, the Board of Directors implemented the LTIP Enhancement Program. Neither of our Co-Chief Executive Officers participates in this program.

The LTIP Enhancement Program gives executives the ability to double any award earned under the Long-Term Incentive Program, provided that a minimum level of three-year cumulative EBITDA performance is achieved that is greater than the threshold performance goal established for the LTIP itself. The intent is that this program will be in place only for the March 1, 2013 to February 29, 2016 period, and shall terminate at February 29, 2016.

Award levels were established without specific regard to market practices, but rather at such levels that management and the Board of Directors felt were sufficient to secure the necessary motivation and engagement of our executives.

Threshold, target and maximum award opportunities under the LTIP Enhancement Program for the named executive officers are as follows:

Name	Threshold	Target	Maximum
Zev Weiss	$0	$0	$0
Jeffrey Weiss	$0	$0	$0
Stephen J. Smith(1)	$1,125,000	$1,500,000	$3,000,000
John W. Beeder	$2,250,000	$3,000,000	$6,000,000
Erwin Weiss	$365,625	$487,500	$975,000
Thomas H. Johnston	$365,625	$487,500	$975,000

(1)	As a result of his separation from the Corporation on March 3, 2014, Mr. Smith forfeited his award opportunity under the LTIP Enhancement Program.

Each of the awards set forth above is reflected in the Fiscal 2014 Grants of Plan-Based Awards Table below for the performance period of March 1, 2013 through February 29, 2016.

Benefits

During fiscal 2014, we provided our executive officers a Supplemental Executive Retirement Plan (the “SERP”). The SERP is designed to provide benefits that are competitive with those offered by other comparable companies, while requiring a meaningful tenure as an officer before becoming eligible to receive benefits. In an effort to control the growth of the accrued SERP benefit and the corresponding liability and expense to the Corporation, the Board of Directors determined to freeze the SERP effective as of December 31, 2013. As a result, benefits that are accrued as of December 31, 2013 for each of the named executive officers will continue to vest under the terms of the SERP, but no additional benefits can be accrued after December 31, 2013. To offset the lost value of the continued accrual of a benefit under the SERP, as well as ensure the continued retention of SERP participants, the Corporation adopted an Executive Retention Bonus Plan under which SERP participants, including our named executive officers, will be entitled to a payment if they remain actively employed by the Corporation through December 31, 2017. As such, each of Messrs. Zev and Jeffrey Weiss, and Messrs. Smith and Beeder will be entitled to a payment of $571,202, $546,106, $526,953 and $624,221, respectively, if they remain actively employed by the Corporation through December 31, 2017. As a result of his separation from the Corporation on March 3, 2014, Mr. Smith forfeited his opportunity to receive a retention payment under the Executive Retention Bonus Plan. Because they are at retirement age and fully vested under the SERP, neither Erwin Weiss nor Thomas Johnston participate in the Executive Retention Bonus Plan.

The SERP is described in more detail in the narrative accompanying the disclosure tables in the “Fiscal 2014 Information Concerning Executive Officers” section below.

Our executive officers also participate in other benefit plans provided by American Greetings, including medical, dental, vision and life and AD&D insurance as well as the Corporation’s Retirement Profit Sharing and Savings Plan. Except as described below under “Perquisites and Other Benefits,” their participation is generally on the same terms as other employees.

Perquisites and Other Benefits

We provide our named executive officers with certain personal benefits and perquisites, including Corporation-provided cars or car allowances, free American Greetings products, and life insurance and other insurance benefits. The value of personal benefits and perquisites, and the related incremental cost to American Greetings, has historically not been significant.

Termination and/or Change In Control Protection

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

To attract the highest caliber of officers, from time to time, we have found it necessary to offer severance arrangements that compensate our officers upon a change in control or their termination by us for reasons other than cause. Additionally, when offering arrangements entitling our officers to compensation upon separation following a change in control, we have considered the nature of the position, the need to fill the position and the ability to attract the senior executive officer. These severance arrangements following a change in control have been structured with a “double trigger,” meaning the severance is only paid if (1) we undergo a transaction that is deemed a change in control and (2) the officer is terminated or constructively terminated. We believe this double trigger requirement minimizes the potential expense to the Corporation because it ensures the officer does not receive an unintended windfall by receiving a severance payment while maintaining his salaried position. We believe these arrangements are reasonable means to protect the officers in the event of a change in control because providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of the Corporation. Relative to the overall value of American Greetings, we believe that these potential changes in control and severance benefits are minor.

Tax Deductibility of Executive Compensation

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

Compensation Committee Report

The Board of Directors, which acts at the Corporation’s compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has approved the inclusion of the Compensation Discussion and Analysis in this Annual Report.

The Board of Directors

Morry Weiss (Chairman)	Zev Weiss	Jeffrey Weiss
Gary Weiss	Elie Weiss

The foregoing Report shall not be incorporated by reference into any previous or future filing under the Securities Act of 1933 or the Exchange Act.

Compensation Committee Interlocks and Insider Participation

Prior to the closing of the Merger, none of the members of our Compensation Committee had at any time been one of our officers or employees. During the past fiscal year, none of our executive officers served as a member of the Board of Directors or Compensation Committee of any entity that had one or more of its executive officers serving on our Board of Directors or our Compensation Committee.

Risks Related to Compensation Policies and Practices

In April 2014, we conducted a risk assessment of our compensation policies and practices for our employees, including those relating to our executive compensation programs. Our risk assessment included a qualitative and quantitative analysis of our compensation and benefit programs in which employees at all levels of the organization may participate, including our executive officers. We also considered how our compensation programs compare, from a design perspective, to compensation programs maintained by other companies. Based on our assessment, we believe that our compensation and benefit programs have been appropriately designed to attract and retain talent and properly motivate employees. Although our programs are generally designed to pay for performance and provide incentive-based compensation, the programs contain various mitigating factors to ensure our employees, including our named executive officers, are not encouraged to take unnecessary risks in managing our business. These factors include:

•	Discretion provided to the Board of Directors (including negative discretion) to set targets, monitor performance and determine final payouts;

•	Oversight of programs (or components of programs) by a broad-based group of functions within the organization, including Human Resources, Finance, Audit and Legal and at multiple levels within the organization (both corporate and business unit/region);

•	A mixture of programs that provide focus on both short- and long-term goals;

•	Customary caps on the maximum payouts available under certain programs, including the Executive Incentive Plan;

•	Incentives focused primarily on the use of reportable and broad-based financial metrics (such as EBITDA); and

•	The significant long-term ownership interests in the Corporation held by certain of our key executive officers.

We believe that our compensation policies and practices do not encourage excessive or unnecessary risk taking and are not reasonably likely to have a material adverse effect on American Greetings.

Fiscal 2014 Compensation Information Concerning Named Executive Officers

Summary Compensation

The table below summarizes the total compensation for the named executive officers for the fiscal year ended February 28, 2014 (and prior fiscal years, as applicable). Amounts listed under the “Non-Equity Incentive Plan Compensation” column below relate to performance with respect to the fiscal year indicated, although amounts actually earned were paid subsequent to the applicable fiscal year.

Fiscal 2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	FY2014 Bonus		Stock Awards ($) (2)		Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)

Zev Weiss Co-Chief Executive Officer	2014	$987,067	—		$562,369	(6)	$1,334,515	$127,732	$104,677	$3,116,360
	2013	$987,067	—		$3,310,094	(6)	$928,948	$234,616	$63,063	$5,523,788
	2012	$980,740	—		$648,543	(6)	$996,039	$544,215	$74,141	$3,243,678

Jeffrey Weiss Co-Chief Executive Officer	2014	$892,079	—		$421,776	(6)	$1,158,215	$172,287	$95,368	$2,739,725
	2013	$772,622	—		$1,968,013	(6)	$654,417	$189,930	$52,871	$3,637,853
	2012	$767,670	—		$487,705	(6)	$701,681	$388,822	$72,489	$2,418,367

Stephen J. Smith Senior Vice President and Chief Financial Officer	2014	$465,595	$1,000,000	(7)	$154,760	(8)	$440,640	$73,370	$45,600	$2,179,965
	2013	$448,389	—		$470,390		$376,647	$93,680	$37,539	$1,426,645
	2012	$435,329	—		$125,627		$309,484	$125,156	$52,834	$1,048,430

John W. Beeder President and Chief Operating Officer	2014	$611,676	—		$200,016		$707,675	$90,237	$29,413	$1,639,018
	2013	$576,973	—		$759,861		$461,578	$102,949	$33,845	$1,935,206
	2012	$531,876	—		$251,254		$432,139	$116,929	$52,051	$1,384,249

Erwin Weiss Senior Vice President	2014	$504,021	—		$123,808		$477,006	$135,192	$38,737	$1,278,764
	2013	$489,341	—		$470,390		$342,539	$172,054	$31,942	$1,506,266
	2012	$475,088	—		$125,627		$337,750	$266,961	$92,657	$1,298,083

Thomas H. Johnston Senior Vice President, Creative-Merchandising	2014	$462,929	—		$123,808		$438,116	$74,725	$39,217	$1,138,795
	2013	$449,446	—		$470,390		$314,621	$132,142	$34,142	$1,400,732
	2012	$435,673	—		$144,471		$309,729	$163,891	$69,241	$1,123,005

(1)	The amounts included in this column for fiscal 2014 reflect the base salaries actually paid to or earned by the named executive officers during fiscal 2014. As described in the Compensation Discussion and Analysis section under “Base Salaries,” increases in base salaries are generally effective on May 1.
(2)

The amounts for fiscal 2014 reflect the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), excluding the impact of estimated forfeitures. For fiscal 2014, the amounts represent RSUs granted to each of the named executive officers in May 2013 as described in the Compensation

Discussion and Analysis under the headings “Analysis of Compensation Elements Paid to Named Executive Officers – Long-Term Incentive Compensation.” Assumptions used in calculating the amounts are included in Note 15 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report . For additional information regarding grants of RSUs, see the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers — Long-Term Incentive Compensation – RSUs.”
(3)	The amounts in this column for fiscal 2014 reflect the cash awards to the named executive officers under the Executive Incentive Plan, which is discussed in further detail in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Annual Incentive Plan.”
(4)	The amounts in this column reflect the actuarial change in the present value of the named executive officer’s benefits under our Supplemental Executive Retirement Plan during the respective fiscal year. Other than the SERP, none of the named executive officers participates in any defined benefit or actuarial pension plan. See the “Pension Benefits in Fiscal 2014” section below for additional information with respect to fiscal 2014, including the present value assumptions used in this calculation.
(5)	The following table describes each component of the amount included under the “All Other Compensation” column with respect to fiscal 2014:

Name	Tax Payments (a)	Matching and Profit Sharing Contributions (b)	Value of Life/AD&D Insurance Premiums (c)	Other Benefits (d)

Zev Weiss	$48,414	$12,646	$5,488	$38,129

Jeffrey Weiss	$48,312	$12,646	$5,488	$28,922

Stephen J. Smith	$14,152	$12,646	$2,743	$16,059

John W. Beeder	$2,328	$12,646	$3,596	$10,843

Erwin Weiss	$9,966	$12,646	$2,962	$13,162

Thomas H. Johnston	$8,580	$12,646	$2,723	$15,268

(a)	With respect to all named executive officers, reflects amounts reimbursed by American Greetings for the payment of taxes on income attributed to the officer for the value of life insurance premiums. In addition, with respect to Messrs. Zev Weiss, Jeffrey Weiss, Stephen Smith and Erwin Weiss, reflects amounts reimbursed by American Greetings for the payment of taxes related to the benefit accrued under the Corporation’s Supplemental Executive Retirement Plan.
(b)	This column reports (i) company matching contributions with respect to fiscal 2014 to the named executive officer’s 401(k) savings account under our Retirement Profit Sharing and Savings Plan of 40% of the first 6% of pay up to the limitations imposed under the Internal Revenue Code; and (ii) profit sharing contributions with respect to fiscal 2014 under our Retirement Profit Sharing and Savings Plan.
(c)	This column represents premiums paid by American Greetings with respect to life insurance benefits, and accidental death and dismemberment insurance.
(d)

This column includes the aggregate incremental cost to American Greetings of the following perquisites or benefits for each named executive officer during fiscal 2014, none of which individually exceeded the greater of $25,000 or 10% of the total perquisites provided to the named executive officer: company car or automobile allowance in lieu thereof and free company products. In addition to providing services to the Corporation, an employee of the Corporation dedicates approximately 50% of work time to providing personal financial and accounting services for the benefit of the Weiss family. Based on this individual’s total compensation paid by the Corporation, and assuming each member of the Weiss family benefits equally from such services, the value of this benefit to each of Zev Weiss and Jeffrey Weiss was $16,742. From time to time, the named executive officers have used company tickets for sporting events and other entertainment venues with a guest or family member. There was no incremental cost to us for these tickets.
(6)	In accordance with the provisions of the Merger Agreement, the RSUs granted to Messrs. Zev and Jeffrey Weiss were subsequently cancelled without the payment of any consideration on August 9, 2013.
(7)	As previously disclosed on our Current Report on Form 8-K filed with the SEC on September 13, 2013, Mr. Smith received a one-time bonus in the amount of $1,000,000 for his significant contributions, and additional work performed, in connection with the Merger during the over ten-month process.
(8)	In connection with his resignation from the Corporation effective March 3, 2014, all of Mr. Smith’s outstanding RSUs were cancelled without consideration.

Grants of Plan-Based Awards in Fiscal 2014

The table below provides the following information about non-equity awards granted to the named executive officers in fiscal 2014: (1) the grant date; (2) the date the grant was approved by our Compensation Committee; (3) the estimated possible payouts under non-equity incentive plan awards for the fiscal 2014 performance period; (4) all other stock awards, which consist of time-based restricted stock units awarded to the named executive officers; and (5) the grant date fair value of each equity award computed under ASC 718.

Fiscal 2014 Grants of Plan-Based Awards Table

Name	Grant Date (1)	Approval Date (2)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (4)		Grant Date Fair Value of Stock Awards (5)
				Threshold	Target	Maximum
				($)	($)	($)	(#)		($)
Zev Weiss			3a	$592,240	$987,067	$1,974,134
			3b	—	—	—
			3c	—	—	—
			3d	—	$571,202	—
	5/13/13	4/26/13					32,680	(6)	$562,369
Jeffrey Weiss			3a	$514,000	$856,667	$1,713,334
			3b	—	—	—
			3c	—	—	—
			3d	—	$546,106	—
	5/13/13	4/26/13					24,510	(6)	$421,776
Stephen J. Smith			3a	$195,550	$325,917	$651,834
			3b	$750,000	$1,500,000	$3,000,000
			3c	$1,125,000	$1,500,000	$3,000,000
			3d	—	$526,953
	5/13/13	4/26/13					8,850		$154,760
John W. Beeder			3a	$314,057	$523,428	$1,046,855
			3b	$1,500,000	$3,000,000	$6,000,000
			3c	$2,250,000	$3,000,000	$6,000,000
			3d	—	$624,221	—
	5/13/13	4/26/13					11,438		$200,016
Erwin Weiss			3a	$211,689	$352,815	$705,629
			3b	$243,750	$487,500	$975,000
			3c	$365,625	$487,500	$975,000
			3d	—	—	—
	5/13/13	4/26/13					7,080		$123,808
Thomas H. Johnston			3a	$194,430	$324,050	$648,101
			3b	$243,750	$487,500	$975,000
			3c	$365,625	$487,500	$975,000
			3d	—	—	—
	5/13/13	4/26/13					7,080		$123,808

(1)	Reflects the date on which the RSU grants were awarded to the named executive officer. For a description of the policy relating to granting RSUs, refer to the description of our RSU grant program in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Long-Term Incentive Compensation – RSUs.”
(2)	Reflects the date on which the RSU and performance share awards were approved by the Compensation Committee. For a description of the policy relating to granting RSUs, refer to the description of our RSU grant program in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Long-Term Incentive Compensation – RSUs.”

(3a)	The amounts in these rows reflect the potential value of the payout for each named executive officer under our Executive Incentive Plan at threshold, target and maximum levels. The actual payout levels were based on fiscal 2014 performance and are disclosed in the Summary Compensation Table under the Non-Equity Incentive Plan Compensation heading. The Executive Incentive Plan, including a discussion on target levels, business measurements, performance goals and fiscal 2014 performance, is described in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Annual Incentive Compensation.”
(3b)	The amounts in these rows reflect the potential value of the payout for each named executive officer under our LTIP at threshold, target and maximum levels. The actual payout levels will be based on the achievement of three-year cumulative performance goals. The LTIP, including a discussion on target levels, and performance measures, is described in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Long-Term Incentive Compensation – Long Term Incentive Plan.”
(3c)	The amounts in these rows reflect the potential value of the payout for each named executive officer under our LTIP Enhancement Program at threshold, target and maximum levels. The actual payout levels will be based on the achievement of three-year cumulative performance goals under the LTIP, provided that a minimum level of three-year cumulative EBITDA performance is achieved that is greater than the threshold performance goal established for the LTIP itself. The LTIP Enhancement Program, including a discussion on target levels, and performance measures, is described in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Long-Term Incentive Compensation – LTIP Enhancement Program.”
(3d)	The amounts in these rows reflect the potential value of a payment for each named executive officer if they remain actively employed by the Corporation through December 31, 2017. These payments are intended to offset the lost value of the continued accrual of a benefit under the SERP, as well as ensure the continued retention of SERP participants, including our named executive officers. These payments are discussed in further detail in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Benefits.”
(4)	The amounts in this column reflect the annual RSU grant made to each named executive officer. The RSUs granted to Messrs. Zev and Jeffrey Weiss were with respect to our Class B common shares and the RSUs granted to the other named executive officers were with respect to our Class A common shares. In accordance with the provisions of the Merger Agreement, equity grants in the form of Class A common shares remain outstanding and subject to existing terms and conditions with the exception that, upon vesting, they will be settled in cash at a rate of $19.00 per unit and not in Class A common shares. The annual RSU grants are described in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Long-Term Incentive Compensation – RSUs.”
(5)	The amounts in this column reflect the grant date fair value of the RSUs granted to the named executive officers in fiscal 2014. Refer to footnote (2) to the Summary Compensation Table for additional information. In connection with his resignation from the Corporation effective March 3, 2014, all of Mr. Smith’s outstanding RSUs were cancelled without consideration.
(6)	In accordance with the provisions of the Merger Agreement, the RSUs granted to Messrs. Zev and Jeffrey Weiss were subsequently cancelled without the payment of any consideration on August 9, 2013.

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

Mr. Zev Weiss’s employment agreement, dated May 1, 1997, provides for an annual base salary of not less than $70,716 plus additional compensation as the Board, Executive Committee or the Chair of the Executive Committee may determine. Mr. Zev Weiss’s base salary as of February 28, 2014 was $987,067. Before the consummation of the Merger, he was also eligible to participate in our equity grant plans at the Executive level.

Mr. Jeffrey Weiss’s employment agreement, dated June 1, 1991, provides for an annual base salary of not less than $70,000 plus additional compensation as the Board, Executive Committee or the Chair of the Executive Committee may determine. Mr. Jeffrey Weiss’s base salary as of February 28, 2014 was $987,067. Before the consummation of the Merger, he was also eligible to participate in our equity grant plans at the Executive level.

Mr. Stephen Smith’s employment agreement, dated August 14, 2003, provided for an annual base salary of not less than $175,000 plus additional compensation as the Board, Executive Committee or the Chair of the Executive Committee may determine. Mr. Smith’s base salary as of February 28, 2014 was $468,599. Before the consummation of the Merger, he was also eligible to participate in our equity grant plans at the Senior Vice President level. Effective as of March 3, 2014, Mr. Smith voluntarily resigned to accept another employment opportunity. As a result, as of such date, his employment agreement dated August 14, 2003, was terminated and he received no further compensation from the Corporation other than amounts earned as of the date of his separation from the Corporation.

Mr. John Beeder’s employment agreement, dated June 12, 2008, was amended and restated on February 28, 2014, to be effective as of August 12, 2013, the date he was promoted to President and Chief Operating Officer of the Corporation. The agreement provides for an annual base salary of not less than $627,000, with a 3% increase in each of fiscal years 2015 and 2016. Mr. Beeder’s base salary as of February 28, 2014 was $627,000. During his employment, he is entitled to participate in our Executive Incentive Plan at the Executive level, our LTIP, our Enhanced LITP, our flexible benefits program, and the Retirement Profit Sharing and Savings Plan. Mr. Beeder is also entitled to receive certain other benefits normally provided to other Executives, including an automobile allowance. Before the consummation of the Merger, he was also eligible to participate in our equity grant plans at the Executive level.

Mr. Erwin Weiss’s employment agreement, dated July 1, 1984, was amended May 6, 2002 and January 1, 2009. The agreement provides for an annual base salary of not less than $60,000 per year. Mr. Weiss’s base salary as of February 28, 2014 was $506,480. During his employment, he is entitled to participate in our Executive Incentive Plan at the Senior Vice President level, our flexible benefits program, and the Retirement Profit Sharing and Savings Plan. Mr. Weiss is also entitled to receive certain other benefits normally provided to other executives, including a company car or an automobile allowance. Before the consummation of the Merger, he was also eligible to participate in our equity grant plans at the Senior Vice President level.

Mr. Thomas H. Johnston’s employment agreement, dated March 11, 2004, provides for an annual base salary of $350,000, subject to increases and additional compensation as the Board of Directors may determine. Mr. Johnston’s base salary as of February 28, 2014 was $465,187. During his employment, he is entitled to participate in our Executive Incentive Plan at the Senior Vice President level, our flexible benefits program, and the Retirement Profit Sharing and Savings Plan. Mr. Johnston is also entitled to receive certain other benefits normally provided to other executives, including an automobile allowance. Before the consummation of the Merger, he was also eligible to participate in our equity grant plans at the Senior Vice President level.

Under the terms of their agreements, each of Messrs. Zev Weiss, Jeffrey Weiss, Smith, Erwin Weiss and Johnston agreed that, after leaving American Greetings for any reason, he will not work, directly or indirectly, for any of our competitors in the United States or Canada for a period of twelve months. The agreements also contain customary confidentiality provisions. Mr. Beeder’s agreement contains a customary confidentiality provision and prohibits Mr. Beeder from working for any of our competitors in the United States or Canada for a period of eighteen months following his date of separation.

The benefits that the other named executive officers will receive upon a termination of their employment or a change in control are discussed below under “Potential Payments Upon Termination or Change in Control.” A description of the terms of RSUs awarded to our named executive officers is included in the Compensation Discussion and Analysis section.

Outstanding Equity Awards at Fiscal 2014 Year-End

As of February 28, 2014, there were no outstanding awards that may be settled by issuing equity securities. In accordance with the provisions of the Merger Agreement, equity grants in the form of Class A common shares remain outstanding and subject to existing terms and conditions with the exception that, upon vesting, they will be settled in cash at a rate of $19.00 per unit and not in Class A common shares.

Outstanding Equity Awards at Fiscal 2014 Year-End

Name	Stock Award Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Nave Not Vested ($)

Zev Weiss(1)	—		—	—	—	—

Jeffrey Weiss(1)	—		—	—	—	—

Stephen J. Smith(2)	5/2/2012	(3)	4,106	$78,014	—	—
	5/13/2013	(4)	8,850	$168,150	—	—
	5/25/2012	(5)	9,643	$183,217	—	—
	5/25/2012	(6)	9,037	$171,703	—	—
	5/25/2012	(7)	—	—	9,110	$173,090

John W. Beeder	5/2/2012	(3)	6,633	$126,027	—	—
	5/13/2013	(4)	11,438	$217,322	—	—
	5/25/2012	(5)	15,576	$295,944	—	—
	5/25/2012	(6)	14,598	$277,362	—	—
	5/25/2012	(7)	—	—	14,716	$279,604

Erwin Weiss	5/2/2012	(3)	4,106	$78,014	—	—
	5/13/2013	(4)	7,080	$134,520	—	—
	5/25/2012	(5)	9,643	$183,217	—	—
	5/25/2012	(6)	9,037	$171,703	—	—
	5/25/2012	(7)	—	—	9,110	$173,090

Thomas H. Johnston	5/2/2012	(3)	4,106	$78,014	—	—
	5/13/2013	(4)	7,080	$134,520	—	—
	5/25/2012	(5)	9,643	$183,217	—	—
	5/25/2012	(6)	9,037	$171,703	—	—
	5/25/2012	(7)	—	—	9,110	$173,090

(1)	In accordance with the provisions of the Merger Agreement, the outstanding equity awards granted to Messrs. Zev and Jeffrey Weiss were subsequently cancelled without the payment of any consideration on August 9, 2013.
(2)	In connection with his resignation from the Corporation effective March 3, 2014, all of Mr. Smith’s outstanding equity awards were cancelled without consideration.
(3)	Represents RSUs granted but not vested as of February 28, 2014. These RSUs will vest on May 3, 2014.
(4)	Represents RSUs granted but not vested as of February 28, 2014. These RSUs will vest on May 13, 2014.
(5)	Represents performance shares that were earned as of February 28, 2013 based on fiscal 2013 performance, but remain subject to a two-year vesting period ending February 28, 2015.
(6)	Represents performance shares that were earned as of February 28, 2014 based on fiscal 2013-2014 performance, but remain subject to a one-year vesting period ending February 28, 2015.
(7)	Represents the target number of performance shares that may be earned based on fiscal 2013-2015 performance.

Exercises and Stock Vested in Fiscal 2014

The following table provides information for the named executive officers regarding option exercises and the vesting of stock during fiscal 2014, together with the associated value realized, each before payment of any applicable withholding tax. There were no option awards in fiscal 2014. In accordance with the terms of the Merger Agreement, all common shares and all equity awards held by Messrs. Jeffrey and Zev Weiss were cancelled without further consideration. Shares held by the other named executive officers were exchanged according to the terms of the Merger Agreement, and RSU grants made to the other named executive officers remain outstanding and subject to existing terms and conditions with the exception that, upon vesting, they will be settled in cash at a rate of $19.00 per unit and not in Class A common shares. In addition, in accordance with the terms of the Merger Agreement, all stock options were cashed-out based on $19.00 value per share, with the exception of underwater stock options, which were cashed-out based on a value determined using the Black-Scholes method.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Zev Weiss (1)	—	—	27,425	$503,206

Jeffrey Weiss (2)	—	—	20,599	$377,959

Stephen J. Smith (3)	91,750	$396,112	6,856	$125,835

John W. Beeder (4)	21,875	$56,561	6,633	$121,848

Erwin Weiss (5)	143,000	$380,544	6,856	$125,835

Thomas H. Johnston (6)	124,300	$133,862	7,268	$133,387

(1)	Includes (a) 5,208 Class B RSUs granted on May 3, 2010 to the named executive officer that vested on May 3, 2013, (b) 9,583 Class B RSUs granted on May 3, 2011 that vested on May 3, 2013, and (c) 12,634 Class B RSUs granted on May 2, 2012 that vested on May 2, 2013.
(2)	Includes (a) 3,916 Class B RSUs granted on May 3, 2010 to the named executive officer that vested on May 3, 2013, (b) 7,207 Class B RSUs granted on May 3, 2011 that vested on May 3, 2013, and (c) 9,476 Class B RSUs granted on May 2, 2012 that vested on May 2, 2013.
(3)	Includes (a) 25,300 in-the-money stock options, (b) 66,450 underwater stock options, (c) 2,750 Class A RSUs granted on May 3, 2011 to the named executive officer that vested on May 3, 3013, and (d) 4,106 Class A RSUs granted on May 2, 2012 that vested on May 2, 2013.
(4)	Includes (a) 21,875 underwater stock options, and (b) 6,633 Class A RSUs granted on May 2, 2012 to the named executive officer that vested on May 2, 2013.
(5)	Includes (a) 22,000 in-the-money stock options, (b) 102,300 underwater stock options, (c) 3,162 Class A RSUs granted on May 3, 2011 to the named executive officer that vested on May 3, 2013, and (d) 4,106 Class A RSUs granted on May 2, 2012 that vested on May 2, 2013.
(6)	Includes (a) 44,000 in-the-money stock options, (b) 99,000 underwater stock options, (c) 2,750 Class A RSUs granted on May 3, 2011 to the named executive officer that vested on May 3, 2013, and (d) 4,106 Class A RSUs granted on May 2, 2012 that vested on May 2, 2013.

Pension Benefits in Fiscal 2014

The table below shows the present value of accumulated benefits payable to each of the named executive officers and the number of years of service credited to each such named executive officer under our SERP, based on the assumptions described in footnote one below. This plan was closed to new participants and benefits frozen as of December 31, 2013.

The SERP provides retirement benefits to officers at the Vice President level and above named as participants by the Board before December 31, 2013, which includes the named executive officers. As of February 28, 2014, there were 26 actively employed participants in the SERP. The SERP was designed to provide benefits that are competitive with those offered by other comparable companies, while requiring a meaningful tenure as an officer before a participant is eligible to receive benefits. Accordingly, to have a vested benefit in the SERP, a participant must have at least ten years of service with us, five of which must be as a participant in the plan. This plan has accelerated vesting provisions due to a change in control. Due to the change in control resulting from the Merger, upon the consummation of the Merger on August 9, 2013, executives with ten years of service and who had reached the age of 45 became fully vested in the SERP.

A SERP participant with a vested benefit who retires at age 65, which is considered normal retirement, will receive 1% of final average compensation for each year of service with us, up to a maximum of 20%. Therefore, a participant who retires at age 65 with 20 years of service (at least five of which are as a participant) will receive 20% of final average compensation annually for life. Participants with a vested benefit who terminate service with us after attaining age 55 receive that benefit prior to age 65; however, benefits received prior to age 65 are reduced by 0.24% for each month prior to age 65. A participant with a vested benefit will receive benefits upon attaining age 55 if the participant separates from American Greetings prior to age 55 but after his or her 45th birthday, and he or she (1) is unilaterally terminated by American Greetings; (2) is among a class of executives who are no longer eligible to participate in the SERP; (3) is demoted to a class not eligible to participate in the SERP; or (4) separates after a change in control of American Greetings occurs. Final average compensation under the SERP is defined as the average of the two highest years of annual compensation during the participant’s employment, or as of December 31, 2013, if later, at which time the plan was frozen. Annual compensation is defined as actual annual base salary paid to the participant (calculated on a calendar year basis rather than on a fiscal year basis as salary is calculated for purposes of the Summary Compensation Table) plus the incentive that would have been paid under any annual incentive plan then in effect if the participant had been paid exactly 50% of his or her target incentive compensation. As a result of limiting the incentive compensation component to 50% of target compensation for purposes of determining pensionable bonus, the current covered compensation under the SERP for purposes of the calculations set forth in the table below for each of Messrs. Zev Weiss, Jeffrey Weiss, Stephen Smith, John Beeder, Erwin Weiss and Thomas Johnston, was $1,480,600, $1,201,358, $613,435, $822,836, and $667,248, respectively. Benefits are payable in a single life annuity form, provided that benefits will be payable to the participant’s beneficiary in the event of the participant’s death until a total of 180 monthly payments have been made under the SERP to or on behalf of such participant. Benefits are not subject to offset for Social Security or other payments.

Fiscal 2014 Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit (1) ($)	Payments During Last Fiscal Year ($)
Zev Weiss	Supplemental Executive Retirement Plan	22	$2,002,808	—

Jeffrey Weiss	Supplemental Executive Retirement Plan	26	$1,763,605	—

Stephen J. Smith	Supplemental Executive Retirement Plan	11	$500,584	—

John W. Beeder	Supplemental Executive Retirement Plan	6	$404,236	—

Erwin Weiss	Supplemental Executive Retirement Plan	36	$1,896,339	—

Thomas H. Johnston	Supplemental Executive Retirement Plan	10	$819,039	—

(1)	The accumulated benefit is based on service and compensation, as described above, considered by the plan for the period through December 31, 2013. The present value has been calculated assuming the named executive officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Nonqualified Deferred Compensation for Fiscal 2014

In an effort to eliminate compensation programs offered by us that are not widely utilized, yet are administratively burdensome to operate, on December 8, 2011, the Compensation Committee made the decision to freeze the Executive Deferred Compensation Plan. Prior to this time, the Executive Deferred Compensation Plan allowed our executive officers, including the named executive officers, to defer all or a portion of their base salary and any cash incentive that they receive under the Executive Incentive Plan. Effective December 8, 2011, participants were no longer permitted to make new deferral elections under the Executive Deferred Compensation Plan. Deferral elections made prior to December 8, 2011 (including elections to defer equity awards granted prior to, but that vest after, December 8, 2011), however, continue to be honored, and amounts previously deferred remain deferred in accordance with existing deferral elections and may be re-deferred in accordance with the Executive Deferred Compensation Plan.

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

Under our 2007 Omnibus Incentive Compensation Plan and our Executive Deferred Compensation Plan, as in effect until December 8, 2011, executives were entitled to defer all or a portion of earned and vested equity awards. Any such equity awards that were deferred were held in share equivalents of American Greetings, and each participant was credited with dividend equivalents with respect to any dividends paid on American Greetings common shares during the deferral period. With the exception of equity awards held in the account of Zev Weiss, which were cancelled without further consideration at the time of the consummation of the Merger, equity awards that were deferred, and dividend equivalents accrued thereon, were converted to cash in the participant’s deferred compensation account and will be settled in cash at the end of the deferral term or any extension thereof, in accordance with the terms of the Merger Agreement. The named executive officer’s earnings and account balance reflected below with respect to deferred American Greetings shares are based on the value of such deferred compensation account as of February 28, 2014. The payment of a named executive officer’s benefits under our Executive Deferred Compensation Plan will begin within thirty days after the earlier of:

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

If the named executive officer is terminated by us for cause, no benefits will be payable to the named executive officer, other than amounts representing negotiated contributions as determined under the agreement that is in effect for each plan year and earnings thereon. If a named executive officer incurs an unforeseeable emergency, the early withdrawal of benefits is limited to the amount necessary to meet the emergency.

Fiscal 2014 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)		Aggregate Earnings (Loss) in Last Fiscal Year ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) (2)
Zev Weiss	$0		$295,374	$(35,792)	$171,239	(4)

Jeffrey Weiss	$0		$49,803	$(71,289)	$282,583

Stephen J. Smith	$0		$54,984	$0	$272,126

John W. Beeder	$95,921	(3)	$154,107	$(258,561)	$1,201,918

Erwin Weiss	$0		$873,919	$0	$3,738,334

Thomas H. Johnston	$0		$139,218	$(69,756)	$941,522

(1)	Reflects earnings or losses on each type of deferred compensation listed above. The earnings are calculated based on (a) the total number of units credited to the account multiplied by the price of the applicable mutual fund as of February 28, 2014, less (b) the total number of units credited to the account multiplied by the price of American Greetings common shares or the applicable mutual fund as of February 28, 2013. No portion of these earnings was included in the Fiscal 2014 Summary Compensation Table because there were no “above-market” or preferential earnings as defined in the applicable rules of the SEC.
(2)	The aggregate balances reported in this column (without taking into account earnings or losses on, or distributions from, account balances) include the following amounts previously reported in prior Summary Compensation Tables: for Mr. Zev Weiss, $1,002,968; for Mr. Jeffrey Weiss, $293,583; for Mr. Smith, $217,141; for Mr. Beeder, $1,179,817; for Mr. Erwin Weiss, $2,864,415; and for Mr. Johnston, $866,398.
(3)	Represents Class A RSUs that were deferred (included in the “Stock Awards” column of the Fiscal 2014 Summary Compensation Table for fiscal 2011).
(4)	As a condition of the Merger, Mr. Zev Weiss forfeited 49, 931 Class B shares (with a value of $948,965.83) that he had previously deferred into the Nonqualified Deferred Compensation Plan.

Potential Payments Upon Termination or Change in Control

We do not offer separate change in control agreements for our officers. However, we provide for the payment of severance and certain other benefits to our named executive officers upon certain types of terminations of employment, as described below. These benefits are in addition to benefits generally available to all salaried employees. In all cases, the timing and amount of payments will comply with the requirements of Section 409A of the Internal Revenue Code.

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

Pursuant to his employment agreement, dated April 14, 2003, if Mr. Smith was terminated by us for any reason other than a gross violation of his obligations to us, we were required to pay him the highest base salary paid to him during the preceding six months for a period of twelve months. The agreement contained a customary confidentiality provision and prohibited Mr. Smith from working for any of our competitors in the United States or Canada for a period of twelve months following his employment with us. As a result of his voluntary resignation from the Corporation, Mr. Smith’s employment agreement terminated and he was not eligible for severance under his employment agreement or the American Greetings Severance Benefits Plan (Officers) described below.

Mr. Beeder has an employment agreement with us dated June 12, 2008, as amended and restated February 28, 2014, which provides that if he is involuntarily terminated without cause (as defined in his employment agreement) or if Mr. Beeder terminates his employment because we have materially reduced his title, authority, duties and responsibilities, following a change in control or otherwise, and, in each case, he executes a waiver and release for any claims against the Corporation, he will be entitled to eighteen months base salary at the salary in effect at the time of separation, which will not be less than $627,000, participation in our health care and life insurance programs for eighteen months following termination (at premiums and rates otherwise available to active employees), and outplacement services. If Mr. Beeder is involuntarily terminated without cause but he does not execute a waiver and release for any claims against the Corporation, then Mr. Beeder will only be entitled to three months base salary at the salary in effect at the time of separation. Mr. Beeder’s agreement contains a customary confidentiality provision and prohibits Mr. Beeder from working for any of our competitors in the United States or Canada for a period of eighteen months following his date of separation.

Mr. Erwin Weiss has an employment agreement with us dated July 1, 1984, as amended May 6, 2002 and January 1, 2009. Pursuant to his employment agreement, if Mr. Weiss separates from employment with us voluntarily or involuntarily, either by termination or resignation, he will be granted $250,000 in deferred compensation, three years of base salary continuation and health care at the employee deduction rate.

Mr. Thomas Johnston has an employment agreement with us dated March 12, 2004, as amended January 1, 2009. Pursuant to his employment agreement, if Mr. Johnston is terminated by us for any reason other than a gross violation of his obligations to us, we are required to pay him the highest base salary paid to him during the preceding six months for a period of twelve months, provided that he sign the customary waiver and release. The agreement contains a customary confidentiality provision and prohibits Mr. Johnston from working for any of our competitors in the United States or Canada for a period of twelve months following his employment with us.

Severance Benefits Plan. The American Greetings Severance Benefits Plan (Officers) provides severance benefits to our United States executive officers who lose their positions involuntarily other than as a result of a gross violation of their obligations to us. Upon a change in control there is no payment to an officer unless there is a subsequent termination due to the fact that the officer is not offered a comparable position. If an officer does not sign a waiver and release agreement at the time of termination, the officer will receive one-half of one month’s base salary (exclusive of bonus, commission or other incentives). If an officer signs a waiver and release agreement at the time of termination, the officer will receive (1) one month’s base salary (exclusive of bonus, commission or other incentives) for each year of continuous service completed with us, with a minimum total benefit of at least twelve months and a maximum total benefit of twenty-four months and (2) outplacement services for six months to assist the officer in seeking employment. In addition, each officer will receive continued health care coverage concurrently with COBRA in the plan in which the officer was enrolled at the time of termination at the employee payroll deduction rate through the end of the applicable severance period, and we will deduct the monthly premium from the severance payment. Each of Life and AD&D insurance coverage of two times base salary will continue with a $1 million maximum for AD&D coverage. We will make the severance payments on a monthly basis or in a lump sum, at our discretion. Mr. Erwin Weiss participates in the Severance Benefits Plan to the extent similar benefits are not provided to him otherwise under his employment agreement. Mr. Beeder does not participate in the American Greetings Severance Benefits Plan (Officers) and receives severance according to the terms of his employment agreement, described above.

Supplemental Executive Retirement Plan. Each of the named executive officers participates in our SERP, which is described above under “Pension Benefits in Fiscal 2014.” Please see the narrative and the table in that section for information regarding the circumstances under our SERP that will trigger payments or the provision of benefits and the calculation of those benefits. In addition to those circumstances, if a named executive officer becomes disabled and is eligible for and receiving benefits under our Long-Term Disability Plan, the named executive officer may begin receiving a disability retirement benefit under the SERP on the first day of the month coinciding with or next following the later of: (1) the date the named executive officer stops receiving benefit payments under the Long-Term Disability Plan; and (2) the date the named executive officer reaches age 65. The benefit payable to a named executive officer will be his accrued benefit determined as of the date he began receiving benefits under the Long-Term Disability Plan. If the named executive officer is not eligible to receive benefits under our Long-Term Disability Plan, his accrued benefit will be determined as of the date he is determined to have a disability under Section 409A of the Internal Revenue Code.

Limitations on Benefits. During a named executive officer’s participation in the SERP and for a period of two years following the date he separates from employment with us, each named executive officer must comply with certain obligations, including confidentiality, non-solicitation and non-disparagement obligations, obligations to disclose business opportunities to us, and obligations to refrain from engaging in criminal conduct. If a named executive officer violates one or more of the foregoing obligations, he will immediately forfeit any and all rights to benefits under the plan. In addition, for a period of ten years following the date a named executive officer separates from employment with us, he must (1) refrain from engaging in certain competitive activities, (2) provide consulting services to us upon our request, and (3) not commence or threaten to commence an action seeking recovery of a benefit under the plan that has been completely or partially denied or to enforce the terms of the plan without first signing a confidentiality agreement regarding the claim. If the named executive officer violates one or more of the foregoing items, we will not be required to pay any benefits to him. Under the plan, each named executive officer must assign and transfer to us any and all discoveries, inventions and improvements that he has conceived, or may make, conceive, acquire or suggest, whether solely or jointly with others during his employment by us, and which relate to any subject matter within the field in which he provides personal services to us and involves the use of resources belonging to us.

Board Discretion to Impose Lesser Sanctions. If the Board of Directors determines that the financial impact on us from a violation of any of the requirements set forth in the “Limitations on Benefits” section described above is expected to be less than $250,000 in the aggregate, in lieu of the complete forfeiture of the named executive officer’s benefit the Board may impose a limited monetary sanction equal to the lesser of (1) one-half of the present value of his benefit under the plan (determined as of the date of the violation) or (2) $100,000, as a set off against the plan benefit otherwise payable.

Executive Deferred Compensation Plan. The named executive officers may participate in our Executive Deferred Compensation Plan described above under “Nonqualified Deferred Compensation for Fiscal 2014.” Please see the narrative and the table in that section for information regarding the circumstances under our Executive Deferred Compensation Plan that will trigger payments or the provision of benefits and the calculation of those benefits.

Incentive Plans. Each of the named executive officers participates in our Executive Incentive Plan, and each of our named executive officers, with the exception of Messrs. Zev and Jeffrey Weiss, participates in the LTIP and the LTIP Enhancement Program. Please see the detailed descriptions of these plans in “Analysis of Compensation Elements Paid to Named Executive Officers” section in the Compensation Discussion and Analysis section, above. If a named executive officer voluntarily or involuntarily separates from employment before the completion of a plan year, which coincides with our fiscal year, the officer will forfeit his awards for that fiscal year. If a named executive officer’s employment with us ends during a plan year because the named executive officer (1) takes a leave of absence, or (2) suffers a permanent disability or dies, the incentive payout will be prorated to the nearest full month based on the actual period during which the officer participated in the plans during the fiscal year. With respect to the LTIP, if the officer retires on or after attaining age 65 with 10 years of continuous service, the incentive payout will be prorated to the first of the month on or after the date of retirement.

With respect to the performance shares granted on May 25, 2012, if the named executive officer’s employment ends for any reason, performance shares that have not yet been credited as of the date of separation are forfeited. With respect to performance shares that have been credited but have not yet vested:

•	If the named executive involuntarily separates from service (other than for cause) or the named executive officer’s employment ends because he elects to retire at age 65 with ten years of continuous service, suffers a permanent disability, or dies, unvested performance shares will continue to vest in accordance with their terms.

•	If the named executive voluntarily separates from service before attaining the age 65 and ten years of continuous service, unvested performance shares will be forfeited.

•	If the named executive officer is terminated for cause, any performance shares not yet vested or vested but not issued will also be forfeited.

Please refer to the section “Outstanding Equity Awards at Fiscal 2013 Year-End” above for information about the treatment of outstanding equity awards held by the named executive officers pursuant to the Merger Agreement.

Life Insurance and AD&D Insurance Benefits. At our discretion, we may provide this coverage according to the executive’s severance agreement with a maximum of 36 months following the termination of an executive officer by us without cause.

Quantitative Disclosure. The tables below reflect the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment, disability or following a change in control. The amounts shown assume that such termination was effective as of February 28, 2014, and thus include amounts earned through such date. For the other named executive officers, the actual amounts to be paid out can only be determined at the time of such executive’s actual separation. Settlement of any performance share awards due at termination will be in cash in accordance with the terms of the Merger Agreement. The amounts shown do not include benefits and payments that are generally available to all employees on a non-discriminatory basis.

Zev Weiss, Chief Executive Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause		Termination by us for Cause		Termination Following Change in Control		Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)

Base Salary	—	—	$1,809,623	(1)	—		$1,809,623	(1)	—	—	—	—

Executive Incentive Plan(2)	$1,334,515	$1,334,515	$1,334,515		$1,334,515		$1,334,515		—	$1,334,515	$1,334,515	$1,334,515

LTIP	—	—	—		—		—		—	—	—	—

LTIP Enhancement Program	—	—	—		—		—		—	—	—	—

Retention Bonus	—	—	$23,083		—		$23,083		—	$418,945	$418,945	—

Performance Shares	—	—	—		—		—		—	—	—	—

Restricted Stock Units	—	—	—		—		—		—	—	—	—

SERP (3)	$2,002,808	$2,002,808	$2,002,808		—	(7)	$2,002,808		$2,002,808	$2,002,808	$2,002,808	$2,002,808

Deferred Compensation	$171,239	$171,239	$171,239		—		$171,239		—	$171,239	$171,239	$171,239

Health Care	—	—	$14,700		—		$14,700		—	—	—	—

Life Insurance Proceeds(4)	—	—	—		—		—		—	$7,909,000	—	—

Outplacement Services(5)	—	—	$15,000		—		$15,000		—	—	—	—

Life Ins. Premiums (6)	—	—	$10,061		—		$10,061		—	—	—	—

Company Car/Allowance	—	—	—		—		—		—	—	—	—

Total	$3,508,562	$3,508,562	$5,381,029		$1,334,515		$5,381,029		$2,002,808	$11,836,507	$3,927,507	$3,508,562

Jeffrey Weiss, President and Chief Operating Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause		Termination by us for Cause		Termination Following Change in Control		Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)

Base Salary	—	—	1,974,134	(1)	—		1,974,134	(1)	—	—	—	—

Executive Incentive Plan(2)	$1,158,215	$1,158,215	$1,158,215		$1,158,215		$1,158,215		—	$1,158,215	$1,158,215	$1,158,215

LTIP	—	—	—		—		—		—	—	—	—

LTIP Enhancement Program	—	—	—		—		—		—	—	—	—

Retention Bonus	—	—	$22,069		—		$22,069		—	$400,538	$400,538	—

Performance Shares	—	—	—		—		—		—	—	—	—

Restricted Stock Units	—	—	—		—		—		—	—	—	—

SERP (3)	$1,763,605	$1,763,605	$1,763,605		—	(7)	$1,763,605		$1,763,605	$1,763,605	$1,763,605	$1,763,605

Deferred Compensation	$282,583	$282,583	$282,583		—		$282,583		—	$282,583	$282,583	$282,583

Health Care	—	—	$14,700		—		$14,700		—	—	—	—

Life Insurance Proceeds(4)	—	—	—		—		—		—	$5,935,000	—	—

Outplacement Services(5)	—	—	$15,000		—		$15,000		—	—	—	—

Life Ins. Premiums(6)	—	—	$10,976		—		$10,976		—	—	—	—

Company Car/Allowance	—	—	—		—		—		—	—	—	—

Total	$3,204,403	$3,204,403	$5,241,282		$1,158,215		$5,241,282		$1,763,605	$9,539,941	$3,604,941	$3,204,403

Stephen J. Smith, Senior Vice President and Chief Financial Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(8)	Termination by us for Cause		Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)

Base Salary	—	—	$468,600	—		$468,600	—	—	—	—

Executive Incentive Plan(2)	$440,640	$440,640	$440,640	$440,640		$440,640	—	$440,640	$440,640	$440,640

LTIP(9)	—	—	—	—		—	—	$500,000	$500,000	—

LTIP Enhancement Program(9)	—	—	—	—		—	—	$500,000	$500,000	—

Retention Bonus	—	—	$21,295	—		$21,295	—	$386,491	$386,491	—

Performance Shares	—	—	$354,844	—		$354,844	—	$354,844	$354,844	—

Restricted Stock Units	—	—	$246,164	—		$246,164	—	$246,164	$246,164	—

SERP (3)	$500,584	$500,584	$500,584	—	(7)	$500,584	$500,584	$500,584	$500,584	$500,584

Deferred Compensation	$272,126	$272,126	$272,126	$69,843		$272,126	—	$272,126	$272,126	$272,126

Health Care	—	—	$22,050	—		$22,050	—	—	—	—

Life Insurance Proceeds(4)	—	—	—	—		—	—	$4,215,000	—	—

Outplacement Services(5)	—	—	$15,000	—		$15,000	—	—	—	—

Life Ins. Premiums(6)	—	—	$2,743	—		$2,743	—	—	—	—

Company Car/Allowance	—	—	$840	—		$840	—	—	—	—

Total	$1,213,350	$1,213,350	$2,344,886	$510,483		$2,344,886	$500,584	$7,415,849	$3,200,849	$1,213,350

John W. Beeder, Senior Vice President - Executive Sales and Marketing Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason		Termination by us without Cause(8)		Termination by us for Cause		Termination Following Change in Control		Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)

Base Salary	—	$940,500		$940,500		—		$940,500		—	—	—	—

Executive Incentive Plan(2)	$707,675	$707,675		$707,675		$707,675		$707,675		—	$707,675	$707,675	$707,675

LTIP(9)	—	—		—		—		—		—	$1,000,000	$1,000,000	—

LTIP Enhancement Program(9)	—	—		—		—		—		—	$1,000,000	$1,000,000	—

Retention Bonus	—	—		$25,225		—		$25,225		—	$457,831	$457,831	—

Performance Shares	—	—		$573,173		—		$573,173		—	$573,173	$573,173	—

Restricted Stock Units	—	—		$577,391		—		$577,391		—	$577,391	$577,391	—

SERP (3)	$404,236	$404,236		$404,236		—	(7)	$404,236		$404,236	$404,236	$404,236	$404,236

Deferred Compensation	$1,201,918	$1,201,918		$1,201,918		$1,063,706		$1,201,918		—	$1,201,918	$1,201,918	$1,201,918

Health Care	—	$19,937		$19,937		—		$19,937		—	—	—	—

Life Insurance Proceeds(4)	—	—		—		—		—		—	$5,135,000	—	—

Outplacement Services(5)	$15,000	$15,000	(8)	$15,000	(8)	—		$15,000	(8)	—	—	—	—

Life Ins. Premiums(6)	—	—		$5,394		—		$5,394		—	—	—	—

Company Car/Allowance	—	—		—		—		—		—	—	—	—

Total	$2,328,829	$3,289,266		$4,470,449		$1,771,381		$4,470,449		$404,236	$11,057,224	$5,922,224	$2,313,829

Erwin Weiss – Senior Vice President

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(8)	Termination by us for Cause	Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)

Base Salary	$1,519,439	$1,519,439	$1,519,439	$1,519,439	$1,519,439	—	—	—	—

Executive Incentive Plan(2)	$477,006	$477,006	$477,006	$477,006	$477,006	—	$477,006	$477,006	$477,006

LTIP(9)	—	—	—	—	—	—	$162,500	$162,500	$162,500

LTIP Enhancement Program(9)	—	—	—	—	—	—	$162,500	$162,500	$162,500

Retention Bonus	—	—	—	—	—	—	—	—	—

Performance Shares	—	—	$354,844	—	$354,844	—	$354,844	$354,844	$354,844

Restricted Stock Units	—	—	$212,534	—	$212,534	—	$212,534	$212,534	$212,534

SERP (3)	$1,896,339	$1,896,339	$1,896,339	—	$1,896,339	$1,896,339	$1,896,339	$1,896,339	$1,896,339

Deferred Compensation(10)	$3,988,334	$3,988,334	$3,988,334	$3,988,334	$3,988,334	—	$3,988,334	$3,988,334	$3,988,334

Health Care	—	—	$32,496	—	$32,496	—	—	—	—

Life Insurance Proceeds(4)	—	—	—	—	—	—	$5,039,000	—	—

Outplacement Services	—	—	$15,000	—	$15,000	—	—	—	—

Life Ins. Premiums(6)	—	—	$8,886	—	$8,886	—	—	—	—

Company Car/ Allowance	—	—	—	—	—	—	—	—	—

Total	$7,881,118	$7,881,118	$8,504,878	$5,984,779	$8,504,878	$1,896,339	$12,293,057	$7,254,057	$7,254,057

Thomas H. Johnston – Senior Vice President, Creative/Merchandising

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(8)	Termination by us for Cause		Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)

Base Salary	—	—	$465,187	—		$465,187	—	—	—	—

Executive Incentive Plan(2)	$438,116	$438,116	$438,116	$438,116		$438,116	—	$438,116	$438,116	$438,116

LTIP(9)	—	—	—	—		—	—	$162,500	$162,500	—

LTIP Enhancement Program(9)	—	—	—	—		—	—	$162,500	$162,500	—

Retention Bonus	—	—	—	—		—	—	—	—	—

Performance Shares	—	—	$354,844	—		$354,844	—	$354,844	$354,844	—

Restricted Stock Units	—	—	$212,534	—		$212,534	—	$212,534	$212,534	—

SERP (3)	$819,039	$819,039	$819,039	—	(7)	$819,039	$819,039	$819,039	$819,039	$819,039

Deferred Compensation	$941,522	$941,522	$941,522	$781,344		$941,522	—	$941,522	$941,522	$941,522

Health Care	—	—	$10,832	—		$10,832	—	—	—	—

Life Insurance Proceeds(4)	—	—	—	—		—	—	$3,720,000	—	—

Outplacement Services(5)	—	—	$15,000	—		$15,000	—	—	—	—

Life Ins. Premiums(6)	—	—	$2,723	—		$2,723	—	—	—	—

Company Car/Allowance	—	—	—	—		—	—	—	—	—

Total	$2,198,677	$2,198,677	$3,259,797	$1,219,460		$3,259,797	$819,039	$6,811,055	$3,091,055	$2,198,677

(1)	Assumes that the named executive officer signed the requisite waiver and release agreement contemplated by the American Greetings Severance Benefit Plan (Officers) as described above, entitling him to 22 months of severance in the case of Mr. Zev Weiss and 24 months of severance in the case of Mr. Jeffrey Weiss. If the officer does not sign such waiver and release agreement, he would have been entitled to receive 11 months of severance in the case of Mr. Zev Weiss and 12 months of severance in the case of Mr. Jeffrey Weiss, in accordance with their employment agreements.
(2)	If a named executive officer voluntarily or involuntarily separates from employment before the completion of a plan year, which coincides with our fiscal year, the officer will forfeit his award for that fiscal year. For purposes of this table, we have assumed the officer terminates employment as of the close of business on February 28, 2014, and was thus actively employed as of the last day of the fiscal year and plan year.

(3)	The values included in the table above represent the estimated present value of the accrued benefit under the SERP. If the participant separated from the Corporation prior to reaching age 55, the participant would be entitled to benefits upon attainment of age 55. The SERP is discussed in more detail under “Pension Benefits in Fiscal 2014” above.
(4)	Assumes that the officer’s death occurred as the result of an accident covered under our accidental death and dismemberment insurance policy and our business travel accident insurance policy. The amounts represent the proceeds to be paid by the applicable insurance company to which premium payments have been made.
(5)	Assumes that the named executive officer signs the requisite waiver and release agreement contemplated by the American Greetings Severance Benefit Plan (Officers) as described above, entitling him to six months of outplacement services, the value of which we estimate to be equal to $15,000 as of February 28, 2014. If the officer does not sign such waiver and release agreement, he will not be entitled to any outplacement services.
(6)	Premiums paid by American Greetings with respect to life insurance and AD&D insurance.
(7)	Assumes that the named executive officer is terminated for violating his obligations as set forth in the SERP.
(8)	Assumes that the named executive officer signs the requisite waiver and release agreement pursuant to his employment agreement. If he does not sign the waiver and release agreement, the amounts he will receive in these categories will be reduced or eliminated.
(9)	Upon the death or disability, participant is entitled to a pro-rated award. Amounts reflected in the table assume that the three-year performance under each of the LTIP and the LTIP Enhancement Program are achieved at the target level. If the three-year performance under each of the LTIP and the LTIP Enhancement Program is not achieved at the threshold level, no amounts will be earned under these plans.
(10)	Amounts include a supplemental lump sum payment of $250,000 (in deferred compensation)] that is payable to Mr. Erwin Weiss upon his termination or resignation from the Corporation, in accordance with his employment agreement.

Director Compensation

Prior to the consummation of the Merger, our independent directors were paid in a combination of cash and equity-based incentive compensation, which we believed attracted and retained qualified candidates to serve on our Board. The compensation we paid to our non-employee directors was designed to fairly pay directors for work required for a public company of our size and scope, to align directors’ interests with the long-term interests of shareholders, and to attract and retain qualified individuals to serve on our Board. In setting director compensation, we considered the significant amount of time that directors spent in fulfilling their duties to American Greetings, the skill level we required of members of the Board, and the compensation paid to directors of companies of our size and structure. Employees of American Greetings who are also directors were not, and are not now, compensated for serving on the Board.

Cash Compensation Paid to Board Members

During fiscal 2014, prior to the consummation of the Merger, each non-employee director was entitled to receive the following cash compensation with respect to his or her service on the Board:

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

From time to time, the Board established additional committees or subcommittees relating to specific matters. Although these committees may not have been standing committees and were formed on a temporary basis, directors serving on these committees were typically paid an additional retainer and/or a fee for meetings that they attended. During fiscal 2013 and fiscal 2014, a special committee existed that evaluated the Going Private Proposal, considered alternatives and negotiated the Merger Agreement. Fees received by members of the special committee in fiscal 2014 are reflected in the table below and described in the accompanying footnotes.

Directors were eligible to make an election to receive American Greetings’ Class A or Class B common shares in lieu of all or a portion of the fees due to such directors as compensation for serving on the Board. All such shares are fully vested when received. For purposes of determining the number of shares issued in lieu of such fees, the shares were valued based on the closing price of American Greetings’ Class A common shares on the last trading day of the calendar quarter prior to the payment of such fees. During fiscal 2014, all of the independent directors elected to receive their retainers and fees in cash.

As a result of the Merger, all of the non-employee directors of the Corporation resigned from the Board of Directors, effective August 9, 2013. Following the consummation of the Merger, on January 24, 2014, Mr. Merriman was elected to the Board of Directors and currently receives an annual retainer of $150,000, payable quarterly in cash. The table below includes his compensation prior to and following the consummation of the Merger.

RSU Program

In addition to cash compensation, to further align non-employee directors’ interests with the interests of our shareholders, prior to the consummation of the Merger, our non-employee directors received an annual grant of Class A RSUs. In accordance with our grant policy, the annual RSU grant to our non-employee directors was made at the same time as the annual grant was made to our officers, on the second trading day following the filing of our Annual Report on Form 10-K. The RSUs vested in one-half increments on each of the first two anniversaries of the date of grant. Consistent with the decision to base the grant size of RSUs made to our employees on a fixed dollar value of shares because the value of the RSU grant both to the recipient and for purposes of calculating the expense recorded by the Corporation could vary greatly depending on the trading price of our common shares on the date of grant if the grant size is a set number of shares, beginning with grants made in May 2012, the size of the RSU grant was based on a fixed dollar value of shares of $90,000 for each director.

Pursuant to the Merger Agreement, on August 9, 2013, outstanding RSUs held by non-employee directors fully vested and were settled for a cash payment equal to the Merger consideration of $19.00 per share for each RSU.

Deferred Compensation Program for Non-Employee Directors

The American Greetings Outside Directors’ Deferred Compensation Plan allowed for each non-employee director to defer all or part of his or her compensation. Any cash compensation that is deferred is credited to the director’s account and invested according to the director’s instruction in the following mutual funds: Vanguard PRIMECAP Fund Admiral Shares, Vanguard Institutional Index Fund Institutional Shares, Vanguard Wellington Fund Admiral Shares, and Vanguard Prime Money Market Fund Institutional Shares. If a director elected to defer his or her retainer or committee fees that are received in the form of shares, such deferred compensation was held in share equivalents of American Greetings. Prior to the Merger, each participant was credited with dividend equivalents with respect to any dividends paid on American Greetings common shares during the deferral period. The deferred shares, together with dividend equivalents, were paid to the director in the form of shares at the end of their deferral period. No portion of a director’s earnings under the Outside Directors’ Deferred Compensation Plan were “above-market” or preferential, as defined in applicable rules of the SEC. In an effort to eliminate compensation programs offered by us that are not widely utilized, yet are administratively burdensome to operate, on December 8, 2011, the Compensation Committee made the decision to freeze the Outside Directors’ Deferred Compensation Plan. Accordingly, effective December 8, 2011, outside directors were no longer permitted to make new deferral elections under the Outside Directors’ Deferred Compensation Plan. Deferral elections made prior to December 8, 2011, however, continue to be honored, and amounts previously deferred remain deferred in accordance with existing deferral elections and may be re-deferred in accordance with the Outside Directors’ Deferred Compensation Plan. As of February 28, 2014, two independent directors who served on the Board prior to the consummation of the Merger had existing deferred compensation agreements with the Corporation.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)(2)		Stock Awards ($)(4)	All Other Compensation ($)(5)		Total ($)
Scott S. Cowen	$85,000	(3)	$93,138	$10,008	(6)	$188,146
Jeffrey D. Dunn	$68,750	(3)	$93,138	$8		$161,896
William E. MacDonald, III	$73,750	(3)	$93,138	$8		$166,896
Michael J. Merriman, Jr.	$143,750	(3)	$93,138	$8		$236,896
Charles A. Ratner	$43,750		$93,138	$8		$136,896
Jerry Sue Thornton	$42,500		$93,138	$8		$135,646

(1)	Directors Zev Weiss, and Jeffrey Weiss, our Co-Chief Executive Officers, Morry Weiss, our Chairman, Gary Weiss, a Vice President of the Corporation, and Elie Weiss, President of Real Estate, are not included in this table as they are employees of American Greetings and thus received no compensation for their services as directors in fiscal 2014. As named executive officers, the compensation received by Messrs. Zev and Jeffrey Weiss is included in the Fiscal 2014 Summary Compensation Table. Information concerning the compensation of Messrs. Morry Weiss, Gary Weiss and Elie Weiss is included below under “Certain Relationships and Related Transactions.”

(2)	As described above, directors were eligible to receive a portion of their retainer or other fees in the form of American Greetings shares. The amounts in this column represent the annual retainer and any other fees the non-employee director earned or was paid in cash during fiscal 2014. For the retainer and fees paid in fiscal 2014, all of the independent directors were paid in cash.
(3)	Compensation includes amounts paid for participation as chairman or member of the special committee established by the Board of Directors to evaluate the Going Private Proposal. These amounts were paid quarterly, in advance. The following amounts were paid in fiscal 2014 and are included in the table above: Dr. Cowen (Chair): $37,500 quarterly for total of $37,500; and members Dunn, Merriman and MacDonald: $25,000 quarterly, for a total of $25,000 each. All directors resigned and discontinued their service to the Corporation on August 9, 2013, as contemplated by the Merger Agreement. Mr. Merriman was once again elected as a Director on January 24, 2014.
(4)	Reflects the aggregate grant date fair value of RSUs granted to each director in fiscal 2014 in accordance with ASC 718. There were no RSU forfeitures for the directors in fiscal 2014. Assumptions used in the calculation of these amounts are included in Note 15 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. While these amounts reflect the aggregate grant date fair value computed in accordance with ASC 718, the aggregate grant date fair value may not correspond to the actual value that was recognized by the director.

In accordance with the terms of the Merger Agreement, outstanding stock options were settled in cash and RSUs were accelerated and settled in cash at the time the Directors terminated their service as members of the Board of Directors in connection with the consummation of the Merger. In accordance with the terms of the Merger Agreement, all stock options were cashed-out based on a $19.00 value per share, with the exception of underwater stock options, which were cashed-out based on a value determined using the Black-Scholes method.

The following represents the options and RSU payments each director received.

	Option Awards		RSU Stock Awards
Name	Number of Units (#)	Value Realized ($)	Number of Units (#)	Value Realized ($)

Scott S. Cowen (a)	61,000	$216,179	7,745	$147,155
Jeffrey D. Dunn (b)	44,000	$200,787	7,745	$147,155
William E. MacDonald, III (c)	44,000	$200,787	7,745	$147,155
Michael J. Merriman, Jr. (d)	51,000	$214,051	7,745	$147,155
Charles A. Ratner (e)	61,000	$216,179	7,745	$147,155
Jerry Sue Thornton (f)	61,000	$216,179	7,745	$147,155

(a)	Includes (i) 22,000 in-the-money stock options, (ii) 39,000 underwater stock options and (iii) 7,745 Class A RSUs.
(b)	Includes (i) 22,000 in-the-money stock options, (ii) 22,000 underwater stock options and (iii) 7,745 Class A RSUs.
(c)	Includes (i) 22,000 in-the-money stock options, (ii) 22,000 underwater stock options and (iii) 7,745 Class A RSUs.
(d)	Includes (i) 22,000 in-the-money stock options, (ii) 29,000 underwater stock options and (iii) 7,745 Class A RSUs.
(e)	Includes (i) 22,000 in-the-money stock options, (ii) 39,000 underwater stock options and (iii) 7,745 Class A RSUs.
(f)	Includes (i) 22,000 in-the-money stock options, (ii) 39,000 underwater stock options and (iii) 7,745 Class A RSUs.

(5)	Includes an estimated premium of $8.33 per director paid during fiscal 2014 by American Greetings attributable to a $250,000 accidental death and dismemberment insurance policy covering each of our outside directors.
(6)	Under our charitable matching contribution program during fiscal 2014, American Greetings arranged to match, in any given fiscal year, up to $10,000 of contributions made by an independent director to a charitable or other non-profit organization. The amounts reflected above include $10,000 of matching contributions made by American Greetings with respect to contributions made by the director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As a result of the Merger, as of February 28, 2014, we no longer maintain compensation plans (including individual compensation arrangements) under which equity securities of American Greetings are authorized for issuance.

Security Ownership of Certain Beneficial Owners

American Greetings is the indirect, wholly-owned subsidiary of Three-Twenty-Three Family Holdings, LLC 2 (“323 LLC”), the equity of which is divided into four Class A Voting Units and 2,187,685 Class B Nonvoting Units. All of the Class A Voting Units and Class B Nonvoting Units are directly owned by members of the Weiss family, or a trust established for the benefit of certain members of the Weiss family. No member of American Greetings’ management or Board of Directors, other than those listed below, beneficially owns any equity securities of American Greetings.

The following table sets forth certain information regarding the beneficial ownership of American Greetings’ common shares as of June 2, 2014.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership(2)	Percent of Class

323 LLC	100	100%

Zev Weiss	100	100%

Jeffrey Weiss	100	100%

Elie Weiss	100	100%

Gary Weiss	100	100%

Morry Weiss	100	100%

All executive officers and directors as a group (14 persons)	100	100%

(1)	The address of each beneficial owner is One American Road, Cleveland, Ohio 44114.
(2)	Each of Zev Weiss, Jeffrey Weiss, Elie Weiss, Gary Weiss, Morry Weiss, The Morry Weiss 2013 Irrevocable Trust and Judith Weiss are members of 323 LLC. 323 LLC may be deemed to be a “group” as defined in the Exchange Act and, therefore, may be deemed as a group to beneficially own 100 American Greetings common shares held by 323 LLC. Under the Limited Liability Company Agreement of 323 LLC, the voting and disposition of American Greetings’ common shares is determined by a majority of the holders of Class A Voting Units. Each of Zev Weiss, Jeffrey Weiss, Elie Weiss and Gary Weiss is the holder of one Class A Voting Unit. In the event the same number of holders of Class A Voting Units vote in favor of and against the taking of certain actions, including the voting or disposition of American Greetings’ common shares, the Limited Liability Company Agreement of 323 LLC provides that Morry Weiss shall cast a deciding vote in favor of or against taking such action. Therefore, each of Zev Weiss, Jeffrey Weiss, Elie Weiss, Gary Weiss and Morry Weiss share voting and dispositive power over all 100 of American Greetings’ outstanding common shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions

As a privately held company, we do not have a stand-alone written policy or procedures for the review, approval and monitoring of transactions involving American Greetings and “related persons,” which generally includes directors, executive officers and their immediate family members, and, if applicable according to SEC rules, shareholders owning five percent or greater of our outstanding stock and their immediate family members. Notwithstanding, the terms of our various borrowing arrangements generally require that transactions with affiliates (which generally includes related persons) be upon fair and reasonable terms that are no less favorable to us than would be obtained in a comparable arm’s length transaction with a person who is not our affiliate. In addition, subject to certain exceptions, if an affiliate transaction involves an aggregate value of $40 million or more, certain of our borrowing arrangements require us to obtain a written opinion as to the fairness of such transaction to us from a financial point of view. Alternatively, subject to certain exceptions, if an affiliate transaction involves an aggregate value in excess of $10 million but less than $40 million, such arrangements require that we either obtain the type of opinion described above or that the members of our Board of Directors who are independent with respect to the transaction adopt a resolution approving the transaction. In general, we expect that transactions involving related persons will be approved by a majority of the disinterested members of our Board of Directors.

Related Person Transactions

Compensation paid to related persons. Morry Weiss, our Chairman of the Board, is the brother of Erwin Weiss, a Senior Vice President of American Greetings, and is the father of (1) Zev Weiss, a director of American Greetings and our Co-Chief Executive Officer, (2) Jeffrey Weiss, a director of American Greetings and our Co-Chief Executive Officer, (3) Gary Weiss, a director of American Greetings and a non-executive officer of American Greetings, and (4) Elie Weiss, a director of American Greetings and a non-executive officer of American Greetings. As employees of American Greetings, these individuals are compensated in a manner that is appropriate for their responsibilities and experience. The compensation paid to each of Messrs. Zev, Jeffrey and Erwin Weiss is described in the Fiscal 2014 Summary Compensation Table and in the tables that follow the Fiscal 2014 Summary Compensation Table. With respect to fiscal 2014, the following compensation was accrued by, or paid to, Messrs. Morry, Gary and Elie Weiss, none of whom is a named executive officer:

Morry Weiss: With respect to fiscal 2014, Mr. Morry Weiss was paid a base salary of $400,000, earned incentive compensation under the Executive Incentive Plan of $270,400 and participated in other regular and customary employee benefit plans, programs and benefits generally available to our executive officers, including participation in the SERP and such perquisites and benefits as an automobile allowance, free American Greetings products, and life insurance and other insurance benefits. Mr. Morry Weiss does not participate in the LTIP or the LTIP Enhancement Program. In addition, in fiscal 2014, Mr. Morry Weiss was granted 5,446 Class B RSUs, which had a grant date value as calculated in accordance with ASC 718 of $95,234. In connection with the closing of the Merger, each stock option, restricted stock unit and performance share held by Mr. Weiss that had not otherwise been cancelled, forfeited or exercised prior to or as of the effective time of the Merger was cancelled at the effective time of the Merger without payment of any consideration. In addition to services to the Corporation, an employee of the Corporation dedicates approximately 50% of work time to providing personal financial and accounting services for the benefit of the Weiss family. Based on this individual’s total compensation paid by the Corporation, and assuming each member of the Weiss family benefits equally from such services, the value of this benefit to Mr. Weiss was $16,742.

Elie Weiss: With respect to fiscal 2014, Mr. Elie Weiss, as President of Real Estate, was paid a salary of $200,000, earned incentive compensation under the Executive Incentive Plan of $33,800, participates in the LTIP and LTIP Enhancement Program, and participated in other regular and customary employee benefit plans, programs and benefits generally available to our employees. In addition to services to the Corporation, an employee of the Corporation dedicates approximately 50% of work time to providing personal financial and accounting services for the benefit of the Weiss family. Based on this individual’s total compensation paid by the Corporation, and assuming each member of the Weiss family benefits equally from such services, the value of this benefit to Mr. Weiss was $16,742.

Gary Weiss: With respect to fiscal 2014, Mr. Gary Weiss was paid a salary of $316,895, earned incentive compensation under the Executive Incentive Plan of $255,817, participates in the LTIP and LTIP Enhancement Program, and participated in other regular and customary employee benefit plans, programs and benefits generally available to our employees. Mr. Weiss is a participant in the SERP and under the Executive Incentive Bonus Plan is entitled to a retention bonus payment of $150,690 if he remains actively employed by the Corporation through December 31, 2017. In addition, Mr. Gary Weiss is provided such perquisites and benefits as an automobile allowance, free American Greetings products, and life insurance and other insurance benefits. In addition to services to the Corporation, an employee of the Corporation dedicates approximately 50% of work time to providing personal financial and accounting services for the benefit of the Weiss family. Based on this individual’s total compensation paid by the Corporation, and assuming each member of the Weiss family benefits equally from such services, the value of this benefit to Mr. Weiss was $16,742. In addition, in fiscal 2014, Mr. Weiss was granted 2,450 Class A RSUs, which had a grant date value as calculated in accordance with Topic 718 of $42,843. In connection with the closing of the Merger, each stock option, restricted stock unit and performance share held by Mr. Weiss that had not otherwise been cancelled, forfeited or exercised prior to or as of the effective time of the Merger was cancelled at the effective time of the Merger without payment of any consideration.

World headquarters relocation. In May 2011, we announced that we will be relocating our world headquarters to a new location in the City of Westlake, Ohio (“Westlake”), in a mixed-use development known as Crocker Park (the “Crocker Park Development”), which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the Going Private Proposal, the Corporation announced plans in October 2013 to resume the project and, on March 26, 2014, we purchased from Crocker Park, LLC, the owner of the Crocker Park Development, 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) on which the new world headquarters will be built. The purchase price for the land was $7.39 million (based on a per acre price of $510,204.08). On December 20, 2013, American Greetings had deposited $815,000 as refundable earnest money with Crocker Park, LLC, which was applied to the purchase price for the land. Messrs. Morry Weiss, our Chairman, Zev Weiss and Jeffrey Weiss, our Co-Chief Executive Officers, and Gary and Elie Weiss, directors and non-executive officers of the Corporation, together with members of their family (collectively, the “Weiss Family”), indirectly own a minority stake in Crocker Park, LLC through their indirect ownership of approximately 37% of the membership interests in Crocker Park, LLC. In addition, Morry Weiss and other members of the Weiss Family have guaranteed certain of Crocker Park, LLC’s obligations, and are expected to guarantee additional obligations of Crocker Park, LLC, incurred in connection with the Crocker Park Development. The authority to conduct, manage and control the business of Crocker Park, LLC, including operating the Crocker Park Development and the decision whether to sell the Crocker Park Site to American Greetings, was reserved to the manager of Crocker Park, LLC. The manager of Crocker Park, LLC is not an affiliate of the Weiss Family but is an affiliate of Stark Enterprises, Inc. (“Stark”).

We intend to lease a portion of the Crocker Park Site to H L & L, a single-purpose affiliate of American Greetings indirectly owned by members of the Weiss Family, that will construct the new world headquarters on the Crocker Park Site and sublease the new world headquarters back to American Greetings. We expect to enter into an operating lease with H L & L for the use of the new world headquarters building, anticipated to be available for occupancy in approximately two years. H L & L is also expected to develop retail space on the first floor of the world headquarters building (“AG Retail East”) and retail space in a second building west of the world headquarters (“AG Retail West”). The new world headquarters, AG Retail East and AG Retail West, a private portion of an on-site parking garage that will be funded and used exclusively by American Greetings (the “Private AG Portion”), and the plaza located adjacent to the world headquarters building (the “AG Plaza”), are collectively referred to herein as the “AG Project.”

In anticipation of making this purchase and beginning construction of our new world headquarters in the Crocker Park Development, we executed a City Development Agreement with Westlake and Crocker Park, LLC, dated December 19, 2011 (as amended and restated by the First Amended and Restated City Development Agreement by and among American Greetings, Westlake, Crocker Park, LLC, Crocker Park Phase III, LLC (“CPPIII”), an affiliate of Crocker Park LLC, Crocker Park Management, Inc. (“CPM”), an affiliate of Crocker Park, LLC, Crocker Park Phase III Residential, LLC (“CPR”), an affiliate of Crocker Park, LLC, CP Land, LLC (“Land”), an affiliate of

Crocker Park, LLC, Block K, LLC (“Block K”), CP Block K Hotel, LLC, CD Block K Retail, LLC, and CD Block K Garage, LLC, dated March 18, 2014, the “City Development Agreement”), and a Construction Agency Agreement with Westlake, CPPIII, Crocker Park, LLC and Land, dated September 10, 2012 (as amended and restated on November 22, 2013, the “Construction Agency Agreement”). The City Development Agreement provides a framework for the financing and construction by Westlake of public infrastructure related to the development of the Crocker Park Site whereby Westlake issued tax-increment financing bonds (“TIF Bonds”) for the construction of the public infrastructure for the Crocker Park Site and other portions of the Crocker Park Development being developed by Crocker Park, LLC or its affiliates. Each of American Greetings and Crocker Park, LLC have committed on behalf of themselves and the future owners of their respective properties that, in consideration of the issuance of the TIF Bonds by Westlake, they or their affiliates or any subsequent owners of the property will make certain service payments, as owners of property in and around the Crocker Park Site, in lieu of property taxes that would otherwise be owed by them as owners of the property. These service payments will be used by Westlake to pay debt service on the TIF Bonds. The Construction Agency Agreement provides a framework for public infrastructure construction in and around the Crocker Park Site, as well as for the construction of the Private AG Portion. The Construction Agency Agreement provides for Crocker Park, LLC to serve as construction agent and receive a fee of 0.5% of the total cost of the public infrastructure improvements, which fee will not exceed $250,000 and will be paid out of the proceeds of the TIF Bonds.

In connection with our purchase of the Crocker Park Site and the transactions contemplated above, we have or will enter into the following agreements with affiliated parties, the final terms of which may differ from those described below:

•	Master Lease Agreement – Under the terms of a Master Lease Agreement, American Greetings will ground lease to H L & L a portion of the Crocker Park Site, which will consist of the AG Headquarters, the AG Plaza, AG Retail East and AG Retail West (the “Master Lease Premises”). The Master Lease Agreement is expected to have a term of 75 years. The Master Lease Agreement will be a “net” lease. Following the commencement of the term of the Master Lease Agreement, H L & L will construct and own the Master Lease Premises. H L & L will be responsible for the cost of constructing and maintaining the Master Lease Premises and will be responsible for the payment of all insurance, special assessments, taxes or other fees or costs related to the Master Lease Premises (which costs will generally be passed through to the tenants of the Master Lease Premises, including American Greetings pursuant to the terms of the Headquarters Building Lease Agreement referred to below). In conjunction with the Master Lease Agreement, to effectuate certain sales tax savings in connection with the construction of the improvements at the Master Lease Premises, H L & L expects to enter into one or more intermediate leases with a qualified state-chartered port authority (which would then sublease the Master Lease Premises back to H L & L). Any such leases would be net in cost to American Greetings and H L & L, other than any sales tax savings benefitting American Greetings or H L & L. The leasehold estate will be pledged as collateral (mortgaged) in connection with H L & L’s construction financing for the Master Lease Premises.

•	Headquarters Building Lease Agreement – Under the terms of a Headquarters Building Lease Agreement, H L & L will lease to American Greetings approximately 600,000 rentable square feet of the Master Lease Premises to be used for American Greetings’ new world headquarters. The Headquarters Building Lease Agreement is expected to have a term of 15 years with an expected fair market value base rent. During the term of the Headquarters Building Lease Agreement, other than costs for structural repair and replacements of the Master Lease Premises, American Greetings will be generally responsible for all costs associated with the maintenance and repair of American Greetings’ new world headquarters, including its pro rata share of all operating costs, including the O&M Fee as described below.

•

Public Improvement Management and Maintenance Agreement – On March 26, 2014, we entered into the Public Improvement Management and Maintenance Agreement by and among CPPIII, CPM, Block K, Land, CPR and Westlake under which American Greetings, CPPIII, Block K, CPR and Westlake will engage CPM to manage public and private infrastructure improvements at the Crocker Park Site. The term of the Public Improvement Management and Maintenance Agreement is for as long as certain ground leases from American Greetings and CPPIII to Westlake with respect to land on which Westlake will build parking garages are in place to cover a portion of its costs. Under the terms of the Public

Improvement Management and Maintenance Agreement, CPM receives a fee of $1.00 per year, along with reimbursement for a portion of its out-of-pocket expenses payable from collecting parking meter revenues. Furthermore, Crocker Park, LLC is required to make an annual payment on behalf of American Greetings to cover costs of maintaining the Private AG Portion.

•	Private Development Agreement – On March 18, 2014, we entered into an agreement by and among Crocker Park, LLC, American Greetings, CPPIII, CPR and Stark, which sets forth the obligations among Crocker Park, LLC, American Greetings, CPPIII, CPR and Stark to develop portions of a new phase of the Crocker Park Development, including the AG Project. The Private Development Agreement provides for Stark to be paid a $2,000,000 fee by American Greetings to serve as developer for American Greetings and for American Greetings to pay Crocker Park, LLC an annual fee of $750,000 (the “O&M Fee”) for Crocker Park, LLC to perform certain maintenance, leasing and management obligations at the Crocker Park Site. The Private Development Agreement sets forth milestone dates with respect to Crocker Park, LLC’s obligations regarding site development (including garage improvements).

•	Management and Leasing Agreement – On March 26, 2014, we entered into an agreement by and among American Greetings, Stark, and Crocker Park, LLC, which provides for Stark to perform certain management, reporting and leasing obligations at AG Retail East and AG Retail West for an expected initial term of 15 years. The Management and Leasing Agreement provides that Stark will receive a one-time leasing commission and an annual management fee, both paid by Crocker Park, LLC out of the O&M Fee.

•	Extension Retail Ground Lease – On March 26, 2014, we entered into a lease agreement with CPPIII under which American Greetings leases to CPPIII a portion of the Crocker Park Site (the “Retail Extension Parcel”) for a period of up to 2.5 years for a nominal rent. Within 2.5 years after American Greetings’ purchase of the Retail Extension Parcel, CPPIII or its affiliate is required to purchase such portion of the Crocker Park Site for $277,295.92, plus interest accruing at 2% per year from the date American Greetings originally purchases the property. If CPPIII does not purchase such property from American Greetings, American Greetings is entitled to offset the purchase price of such property against the O&M Fee that it is required to pay under the Private Development Agreement.

•	Extension Apartment Ground Lease – On March 26, 2014, we entered into a lease agreement with CPR under which American Greetings leases to CPR a portion of the Crocker Park Site (the “Apartment Extension Parcel”) for a period of up to 2.5 years for a nominal rent. Within 2.5 years after American Greetings’ purchase of the Apartment Extension Parcel, CPR or its affiliate is required to purchase such portion of the Crocker Park Site for $277,295.92, plus interest accruing at 2% per year from the date American Greetings originally purchases the property. If CPR does not purchase such property from American Greetings, American Greetings is entitled to offset the purchase price of such property against the O&M Fee that it is required to pay under the Private Development Agreement.

As H L & L will build and own the AG Project, American Greetings expects that it will assign to H L & L its rights and/or obligations under the proposed agreements described above that relate to the ownership, construction, maintenance or operation of the AG Project.

If the AG Project is built on the Crocker Park Site as is currently contemplated, through their indirect ownership interest in Crocker Park, LLC and the other affiliated entities, Messrs. Morry, Zev, Jeffrey, Gary and Elie Weiss, together with their family members, may be deemed to have an interest in the transactions and agreements described above because:

•	the construction of the new world headquarters and the public and private infrastructure improvements will benefit the entire Crocker Park Development, all of which is owned directly or indirectly by Crocker Park, LLC; and

•	Crocker Park, LLC, or its affiliated entities, will be paid fees under the various agreements described above.

In selecting a location in Northeastern Ohio, an independent committee of our Board of Directors considered a number of sites both within and outside the State of Ohio. All of these sites were evaluated side by side for their benefits, disadvantages and costs, utilizing independent professional real estate advisors. Prior to the closing of the Merger, the decision to relocate the Corporation’s world headquarters to the Crocker Park Development was approved by an independent committee of the Board of Directors.

Transactions with Parent Companies and Other Affiliated Companies

From time to time employees of American Greetings may provide services to its parent companies as well as companies that are owned or controlled by members of the Weiss family, in each case provided that such services do not interfere with our employee’s ability to perform services on our behalf. When providing such services, the affiliated companies reimburse American Greetings for such services, based on our costs of employing the individual (including salary and benefits) and the amount of time spent by such employee in providing services to the affiliated company.

On September 30, 2013, the Corporation paid a cash dividend in the aggregate amount of $18,194,951 to its sole shareholder, CIHC, of which $4.2 million was used for the payment of dividends on the preferred equity interest issued by CIHC to Koch Investment. Koch Investment acquired its preferred equity interest in connection with the financing of CIHC’s acquisition of American Greetings in the recently completed Merger.

On January 2, 2014, the Corporation paid a cash dividend in the aggregate amount of $7,225,246 to its sole shareholder, CIHC, which was used for the payment of dividends on the preferred equity interest of Koch Investment.

On February 10, 2014, the Corporation paid a cash dividend in the aggregate amount of $50,000,000 to its sole shareholder, CIHC. Also, on February 10, 2014, CIHC2, an indirect parent of American Greetings, issued $285 million aggregate principal amount of PIK Notes in an offering exempt from the registration requirements of the Securities Act of 1933. CIHC2 was formed for the sole purpose of issuing the PIK Notes. The net proceeds from the offering, together with a portion of the $50,000,000 dividend we paid to CIHC, were used to redeem the preferred equity interest of Koch Investment in CIHC. The PIK Notes pay interest semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. Interest on the PIK Notes accrues from February 10, 2014 at a rate of 9.750% per annum with respect to cash interest and 10.500% per annum with respect to PIK Interest (as defined below), which is the cash interest rate plus 75 basis points. The first interest payment on the PIK Notes will be payable entirely in cash. Interest for the final interest period ending at stated maturity will be payable entirely in cash. For each other interest period, CIHC2 will be required to pay interest on the PIK Notes entirely in cash (“Cash Interest”), unless certain conditions satisfied, in which case CIHC2 will be entitled to pay interest on the PIK Notes by increasing the principal amount of the PIK Notes or by issuing new PIK Notes, such increase or issuance being referred to herein as “PIK Interest.” Prior to the payment of Cash Interest, we expect that, through dividends we will provide CIHC2 with the cash flow for it to pay interest on the PIK Notes. Assuming CIHC2 pays interest on the PIK Notes in cash, rather than as PIK Interest, the annual cash required to pay the Cash Interest is expected to be approximately $27.8 million.

Director Independence

Prior to the consummation of the Merger, the Corporation was subject to the Rules of the New York Stock Exchange (the “NYSE Rules”) which require listed companies to have a Board of Directors with at least a majority of independent directors. Under the NYSE Rules, a director qualifies as “independent” upon the Board’s affirmative determination that the director has no material relationship with American Greetings (either directly or as a partner, shareholder or officer of an organization that has a relationship with American Greetings). In assessing the materiality of a relationship, the Board broadly considered all relevant facts and circumstances. In addition to the independence standards established by the NYSE, prior to the consummation of the Merger, we had in effect additional criteria for determining whether our directors, including the directors serving on each of our Audit

Committee, Compensation Committee and Nominating and Corporate Governance Committee, were independent. These additional criteria were set forth in our corporate governance guidelines. Under our corporate governance guidelines, at least two thirds of our directors must also have satisfied these additional independence criteria. Based on information disclosed by the Board members to the Corporation, the Board determined that Drs. Cowen and Thornton and Messrs. Dunn, MacDonald, Merriman and Ratner were independent under the NYSE Rules and under the additional standards described in our corporate governance guidelines that were then in effect.

Following the consummation of the Merger, the Board is composed of five directors who are also members of the Corporation’s management, and one independent director, Michael J. Merriman, Jr. The Board determined that Mr. Merriman has no material relationship with American Greetings (directly or as a partner, shareholder or officer of an organization that has as relationship with American Greetings) and that he qualifies as “independent” under the NYSE Rules.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Ernst & Young LLP

Audit Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal 2014 and fiscal 2013, including the audit of the effectiveness of internal control over financial reporting, for the reviews of the interim financial statements included in our Quarterly Reports on Forms 10-Q filed with the SEC for fiscal 2014 and fiscal 2013, and statutory audits required internationally and registration statements were $1,966,800 and $2,363,000, respectively.

Audit-Related Fees. There were no fees billed for audit-related fees, such as assurance and related services, provided by Ernst & Young LLP for either fiscal 2014 or fiscal 2013 and which were not otherwise reported under “Audit Fees” above.

Tax Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advisory and tax planning services for fiscal 2014 and fiscal 2013 were $313,100 and $188,600, respectively.

All Other Fees. There were no fees billed for other services provided by Ernst & Young LLP for either fiscal 2014 or fiscal 2013.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

It is the Audit Committee’s policy that all audit and non-audit services to be performed for us by our independent registered public accounting firm be preapproved by the Audit Committee (including the fees and terms of such services), subject to the de minimis exceptions for non-audit services described in the Exchange Act and the rules and regulations thereunder. In accordance with such policy, the Audit Committee preapproved 100% of the services described above under the captions Audit and Tax Fees for fiscal 2014 and fiscal 2013.

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

2.2	Amendment to Agreement and Plan of Merger, dated July 3, 2013, among Century Intermediate Holding Company, Century Merger Company and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 5, 2013, and is incorporated herein by reference.

2.3	Agreement dated June 6, 2012, by and among (i) UK Greetings Limited, (ii) Lakeshore Lending Limited, (iii) Clinton Cards PLC, Birthdays Retail Limited, Clinton Cards (Essex) Limited, Papertree Limited, Selectacard Limited, Strand Cards Limited, and The Greetings Store Group Limited (collectively, the “Sellers”), and (iv) Peter Mark Saville, Simon Vincent Freakley and Anne Clare O’Keefe (collectively, the “Joint Administrators”), in their respective capacities as joint administrators of each of the Sellers (acting as agent of each of the Sellers).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated June 11, 2012, and is incorporated herein by reference.

3	Articles of Incorporation and By-laws.

3.1

Amended and Restated Articles of Incorporation of the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated August 7, 2013, and is incorporated herein by reference.

	3.2	Amended and Restated Code of Regulations of the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated August 7, 2013, and is incorporated herein by reference.

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

10	Material Contracts

	10.1	Credit Agreement dated August 9, 2013, among Century Merger Company, Century Intermediate Holding Company, American Greetings Corporation, other Credit Parties and Lenders party thereto, PNC Bank, National Association, Bank of America, N.A., Deutsch, Bank Securities Inc., PNC Capital Markets LLC, Keybank National Association, Macquarie Capital (USA), Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Keybank National Association.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated August 13, 2013, and is incorporated herein by reference.

	10.2	First Amendment to Credit Agreement dated August 9, 2013, among Century Merger Company, Century Intermediate Holding Company, American Greetings Corporation, other Credit Parties and Lenders party thereto, PNC Bank, National Association, Bank of America, N.A., Deutsch, Bank Securities Inc., PNC Capital Markets LLC, Keybank National Association, Macquarie Capital (USA), Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Keybank National Association.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated January 24, 2014, and is incorporated herein by reference.

	10.3	Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2006, among AGC Funding Corporation, the Corporation, as Servicer, members of the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit (the “Receivables Purchase Agreement”).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated October 26, 2006, and is incorporated herein by reference.

	10.4	First Amendment to Receivables Purchase Agreement, dated January 12, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	10.5	Omnibus Amendment to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of February 28, 2007, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

	10.6	Third Amendment to Receivables Purchase Agreement, dated March 28, 2008.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.

10.7

Fourth Amendment to Receivables Purchase Agreement, dated as of September 23, 2009.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated September 24, 2009, and is incorporated herein by reference.

	10.8	Omnibus Amendment and Consent to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of March 1, 2011, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

10.9	Sixth Amendment to Receivables Purchase Agreement, dated September 21, 2011.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2011, and is incorporated herein by reference.

10.10	Seventh Amendment to Receivables Purchase Agreement, dated as of September 21, 2012.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated September 26, 2012.

10.11	Eighth Amendment to Receivables Purchase Agreement, dated as of August 9, 2013.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated August 13, 2013.

10.12

Loan Agreement by and between Schurman Fine Papers, d/b/a Papyrus, as Borrower, and the Corporation, as Lender, dated as of April 17, 2009.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

10.13

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

10.15

First Amendment to Limited Guaranty, issued by the Corporation to Wells Fargo Bank, National Association, as successor by merger to Wells Fargo Retail Finance, LLC, dated January 22, 2013.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated January 28, 2013, and is incorporated herein by reference.

10.16

Rollover and Contribution Agreement, dated March 29, 2013, among Three-Twenty-Three Family Holdings, LLC, Century Intermediate Holding Company, and the Family Shareholders (as defined therein).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 1, 2013, and is incorporated herein by reference.

10.17

Letter Agreement, dated February 28, 2013, between the Corporation and Zev Weiss, on behalf of the Weiss Family.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

10.18

Guaranty and Voting Agreement, dated as of March 29, 2013, by and among the Family Shareholders (as defined therein) and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 1, 2013, and is incorporated herein by reference.

10.19

First Amendment to Guaranty and Voting Agreement, dated as of March 29, 2013, by and among the Family Shareholders (as defined therein) and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 5, 2013, and is incorporated herein by reference.

*10.20	Form of Employment Contract with Specified Officers. This Exhibit is filed herewith.

*10.21

Amendment to Form of Employment Contract with Specified Officers.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

*10.22

American Greetings Severance Benefits Plan (Officers) – Summary Plan Description.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

*10.23	Amendment to American Greetings Severance Benefits Plan (Officers).

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

*10.25	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.26	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.27	Amendment Three to American Greetings Corporation Executive Deferred Compensation Plan—American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.28	Amendment Number Four to American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

*10.29

Amendment Number Five to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

*10.30	Amendment Number Six to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

*10.31	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.32	American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

*10.33	Amendment Number One to American Greetings Corporation Outside Directors’ Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

*10.34	1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-121982), dated January 12, 2005, and is incorporated herein by reference.

*10.35	American Greetings Corporation 2007 Omnibus Incentive Compensation Plan, as Amended May 1, 2011.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 27, 2011, and is incorporated herein by reference.

*10.36	Description of Compensation Payable to Non-Employee Directors.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

*10.37	American Greetings Corporation Second Amended and Restated Supplemental Executive Retirement Plan (Effective October 31, 2007).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2007, and is incorporated herein by reference.

*10.38	American Greetings Corporation Supplemental Executive Retirement Plan, Amendment 2013-1 (Effective December 31, 2013)

This Exhibit is filed herewith.

*10.39	Separation and Release Agreement, dated October 24, 2012, by and between Michael Goulder and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 23, 2012, and is incorporated herein by reference.

*10.40

Employment Agreement, dated as of May 6, 2002, between Erwin Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, and is incorporated herein by reference.

*10.41	Amendment to Employment Agreement, effective as of January 1, 2009, between Erwin Weiss and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

*10.42

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

*10.45

Executive Employment Agreement, dated as of June 12, 2008, between John W. Beeder and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 30, 2008, and is incorporated herein by reference.

*10.46	Amendment to Employment Agreement, effective January 1, 2009, between John W. Beeder and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

*10.47	Amended and Restated Employment Agreement, effective August 12, 2013, between John W. Beeder and the Corporation.

This Exhibit is filed herewith.

*10.48	Employment Agreement, dated October 18, 2004, between Christopher W. Haffke and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

*10.49	Retention Bonus Agreement, dated October 29, 2012, by and between Christopher W. Haffke and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

*10.50	Employment Agreement, dated July 1, 2005, between Robert Tyler and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

*10.51	Retention Bonus Agreement, dated November 4, 2012, by and between Robert Tyler and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2012, and is incorporated herein by reference.

*10.52	Agreement, dated October 24, 2013, by and between Gregory Steinberg and American Greetings Corporation.

This Exhibit is filed herewith.

*10.53	Agreement, dated April 9, 2014, by and between Robert Tyler and American Greetings Corporation.

This Exhibit is filed herewith.

*10.54	Executive Retention Bonus Plan (effective December 31, 2013).

This Exhibit is filed herewith.

*10.55

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

*10.57	Executive Annual Incentive Plan (fiscal year 2013 description).

This Exhibit was filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 25, 2012, and is incorporated herein by reference.

*10.58	Executive Annual Incentive Plan (Fiscal Year 2014 Description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013, and is incorporated herein by reference.

*10.59	Executive Incentive Plan (fiscal year 2014 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2013, and is incorporated herein by reference.

*10.60	Long Term Incentive Plan (fiscal year 2014, 2015 and 2016 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2013, and is incorporated herein by reference.

*10.61	Long Term Incentive Plan Enhancement Program (fiscal year 2014-2016 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2013, and is incorporated herein by reference.

*10.62

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

*10.65	Form of Director Stock Option Agreement (Revised) under 1997 Equity and Performance Incentive Plan (as amended on June 25, 2004) for grants on or after May 1, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

*10.66	Form of Employee Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 25, 2007, and is incorporated herein by reference.

*10.67	Form of Director Stock Option Agreement under 2007 Omnibus Incentive Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 24, 2007, and is incorporated herein by reference.

	*10.68	Form of Performance Share Award Agreement (for fiscal 2013 awards).

This Exhibit was filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 25, 2012, and is incorporated herein by reference.

	*10.69	Notice of Modification to Performance Share Grant Agreements.

This Exhibit is filed herewith.

	*10.70	Form of Employee Restricted Stock Unit Agreement (for grants on or prior to April 30, 2012).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the year ended February 28, 2011, and is incorporated herein by reference.

	*10.71	Form of Employee Restricted Stock Unit Agreement (for grants on or after April 30, 2012 through April 26, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

	*10.72	Form of Employee Restricted Stock Unit Grant Agreement (for grants on or after April 26, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

	*10.73	Form of Director Restricted Stock Unit Grant Agreement (for grants on or after April 26, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

	*10.74	Form of Director Restricted Stock Unit Agreement (for grants prior to April 26, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and is incorporated herein by reference.

	*10.75	Form of Employee Restricted Stock Unit Grant Agreement (for grants on or after April 26, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

	*10.76	Form of Director Restricted Stock Unit Grant Agreement (for grants on or after April 26, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

21		Subsidiaries of the Corporation.

This Exhibit is filed herewith.

31(a)		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

31(b)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

31(c)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Exhibit is filed herewith.

101	The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended February 28, 2014 February 28, 2013 and February 29, 2012; (ii) Consolidated Statement of Comprehensive Income for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 ; (iii) Consolidated Statement of Financial Position at February 28, 2014 and February 28, 2013; (iv) Consolidated Statement of Cash Flows for the years ended February 28, 2014, February 28, 2013 and February 29, 2012; (v) Consolidated Statement of Shareholders’ Equity for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, and (vi) Notes to Consolidated Financial Statements for the year ended February 28, 2014.

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
(b)	Exhibits listed in Item 15 (a) 3, are included herein or incorporated herein by reference.
(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted below.

3.	Financial Statement Schedules included in Part IV of the report:

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

AMERICAN GREETINGS CORPORATION
(Registrant)

Date: June 2, 2014	By:	/s/ Christopher W. Haffke
Christopher W. Haffke, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/s/ Morry Weiss	Chairman of the Board; Director	)
Morry Weiss		)
)
/s/ Zev Weiss	Co-Chief Executive Officer	)
Zev Weiss	(principal executive officer); Director	)
)
/s/ Jeffrey Weiss	Co-Chief Executive Officer;	)
Jeffrey Weiss	(principal executive officer); Director	)
)
/s/ Gary Weiss	Director	)
Gary Weiss		)
)
/s/ Elie Weiss	Director	)
Elie Weiss		)
		)	June 2, 2014
/s/ Michael J. Merriman, Jr.	Director	)
Michael J. Merriman, Jr.		)
)
/s/ Gregory M. Steinberg	Chief Financial Officer	)
Gregory M. Steinberg	(principal financial officer))
)
)
/s/ Robert D. Tyler	Chief Accounting Officer	)
Robert D. Tyler	(principal accounting officer))
)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES

(In thousands of dollars)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged (Credited) to Other Accounts-Describe		Deductions- Describe		Balance at End of Period

Year ended February 28, 2014:
Deduction from asset account:
Allowance for doubtful accounts	$3,419	$368	$(32	) (A)	$1,267	(B)	$2,488

Allowance for seasonal sales returns	$24,574	$120,523	$205	(A)	$118,689	(C)	$26,613

Allowance for other assets	$7,900	$(3,393)	$—		$407	(D)	$4,100

Year ended February 28, 2013:
Deduction from asset account:
Allowance for doubtful accounts	$4,480	$16,064	$(48	) (A)	$17,077	(B)	$3,419

Allowance for seasonal sales returns	$34,285	$129,233	$(482	) (A)	$138,462	(C)	$24,574

Allowance for other assets	$10,000	$(1,768)	$—		$332	(D)	$7,900

Year ended February 29, 2012:
Deduction from asset account:
Allowance for doubtful accounts	$5,374	$4,776	$64	(A)	$5,734	(B)	$4,480

Allowance for seasonal sales returns	$34,058	$152,786	$(159	) (A)	$152,400	(C)	$34,285

Allowance for other assets	$10,700	$603	$—		$1,303	(D)	$10,000

Note A:   Translation adjustment on foreign subsidiary balances.

Note B:   Accounts charged off, less recoveries.

Note C:   Sales returns charged to the allowance account for actual returns.

Note D:   Deferred contract costs charged to the allowance account.

S - 1