Form 10-Q
period 2014-05-30
AMERICAN GREETINGS CORP
filed 2014-07-14
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2014

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

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of July 14, 2014, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETINGS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 30, 2014	May 31, 2013
Net sales	$497,274	$490,545
Other revenue	6,310	6,758

Total revenue	503,584	497,303
Material, labor and other production costs	200,786	203,837
Selling, distribution and marketing expenses	172,259	170,339
Administrative and general expenses	69,295	71,080
Other operating income – net	(1,968)	(3,318)

Operating income	63,212	55,365
Interest expense	8,994	4,312
Interest income	(111)	(120)
Other non-operating income – net	(1,107)	(1,373)

Income before income tax expense	55,436	52,546
Income tax expense	11,697	19,153

Net income	$43,739	$33,393

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 30, 2014	May 31, 2013
Net income	$43,739	$33,393
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,866	(2,155)
Pension and postretirement benefit adjustments	(23)	377
Unrealized gain on securities	—	1

Other comprehensive income (loss), net of tax	1,843	(1,777)

Comprehensive income	$45,582	$31,616

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars except share and per share amounts)

	(Unaudited)	(Note 1)	(Unaudited)
	May 30, 2014	February 28, 2014	May 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$64,990	$63,963	$63,997
Trade accounts receivable, net	134,185	97,925	122,303
Inventories	259,837	254,761	237,824
Deferred and refundable income taxes	43,862	46,996	59,181
Prepaid expenses and other	139,337	146,164	150,779

Total current assets	642,211	609,809	634,084
Other assets	537,453	542,766	449,770
Deferred and refundable income taxes	71,232	74,103	88,920
Property, plant and equipment – at cost	876,634	855,141	834,272
Less accumulated depreciation	491,621	479,376	459,192

Property, plant and equipment – net	385,013	375,765	375,080

	$1,635,909	$1,602,443	$1,547,854

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Debt due within one year	$20,000	$20,000	$—
Accounts payable	103,701	120,568	111,180
Accrued liabilities	68,012	68,838	82,171
Accrued compensation and benefits	40,514	74,017	34,942
Income taxes payable	3,706	14,866	4,952
Deferred revenue	30,360	31,288	31,872
Other current liabilities	82,679	85,785	64,585

Total current liabilities	348,972	415,362	329,702
Long-term debt	596,702	539,114	260,281
Other liabilities	303,937	301,815	225,101
Deferred income taxes and noncurrent income taxes payable	13,270	18,705	21,730
Shareholder’s equity
Common shares – par value $.01 per share: 100 shares issued and outstanding	—	—	—
Common shares – Class A	—	—	29,398
Common shares – Class B	—	—	2,912
Capital in excess of par value	240,000	240,000	525,234
Treasury stock	—	—	(1,093,407)
Accumulated other comprehensive income (loss)	2,595	752	(18,910)
Retained earnings	130,433	86,695	1,265,813

Total shareholder’s equity	373,028	327,447	711,040

	$1,635,909	$1,602,443	$1,547,854

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 30, 2014	May 31, 2013
OPERATING ACTIVITIES:
Net income	$43,739	$33,393
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	—	2,475
Net loss (gain) on disposal of fixed assets	23	(235)
Depreciation and intangible assets amortization	15,222	13,057
Clinton Cards secured debt recovery	(3,390)	(2,000)
Provision for doubtful accounts	233	17
Deferred income taxes	(441)	6,002
Other non-cash charges	1,063	306
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(32,066)	(17,162)
Inventories	(4,596)	4,229
Other current assets	2,542	1,514
Income taxes	(8,785)	11,313
Deferred costs – net	6,947	10,217
Accounts payable and other liabilities	(58,499)	(42,446)
Other – net	3,081	3,646

Total Cash Flows From Operating Activities	(34,927)	24,326
INVESTING ACTIVITIES:
Property, plant and equipment additions	(22,194)	(15,472)
Proceeds from sale of fixed assets	17	244
Proceeds from Clinton Cards administration	582	—

Total Cash Flows From Investing Activities	(21,595)	(15,228)
FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	168,000	160,800
Repayments on revolving line of credit and long-term borrowings	(105,900)	(186,900)
Repayments on term loan	(5,000)	—
Issuance or exercise of share-based payment awards	—	(390)
Tax benefit from share-based payment awards	—	247
Dividends to shareholders	—	(4,784)

Total Cash Flows From Financing Activities	57,100	(31,027)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	449	(133)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,027	(22,062)
Cash and Cash Equivalents at Beginning of Year	63,963	86,059

Cash and Cash Equivalents at End of Period	$64,990	$63,997

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended May 30, 2014 and May 31, 2013

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of American Greetings Corporation and its subsidiaries (the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included. On August 9, 2013, the Corporation completed a merger whereby the Corporation was acquired by Century Intermediate Holding Company, a company that was formed by the Chairman of the Board, the co-Chief Executive Officers of the Corporation and certain other members of the Weiss family and related entities (the “Merger”). As a result of the Merger, the Corporation’s equity is no longer publicly traded. As such, earnings per share information is not required, and therefore prior period earnings per share information is not included in this Form 10-Q.

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2014 refers to the year ended February 28, 2014. The Corporation’s subsidiary, AG Retail Cards Limited is consolidated on a one-month lag corresponding with its fiscal year-end of January 31 for 2015.

These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 28, 2014, from which the Consolidated Statement of Financial Position at February 28, 2014, presented herein, has been derived.

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

Prior to the fourth quarter of 2014, the Corporation held an approximate 15% equity interest in Schurman Fine Papers (“Schurman”) which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the third quarter of 2014, the Corporation determined that, due to continued operating losses, shareholders’ deficit and lack of return on the Corporation’s investment, the cost method investment was permanently impaired. As a result, the Corporation recorded an impairment charge in the amount of $1.9 million which reduced the carrying amount of the investment to zero. In addition, during the fourth quarter of 2014, in order to mitigate ongoing risks to the Corporation that may arise from retaining an equity interest in Schurman, the Corporation transferred to Schurman its 15% equity interest and, as a result, no longer has an equity interest in Schurman.

The Corporation provides Schurman limited credit support through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in July 2016. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of May 30, 2014 requiring the use of the Liquidity Guaranty.

During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of May 30, 2014 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10.0 million;

•	normal course of business trade and other receivables due from Schurman of $28.4 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the retail store operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $6.5 million, $7.1 million and $10.6 million as of May 30, 2014, February 28, 2014 and May 31, 2013, respectively.

Correction of Immaterial Errors

During the quarter ended May 30, 2014, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the Merger and related transactions. The impact of correcting these items had a non-cash effect, decreasing tax expense and increasing net income by $4.1 million. Based on its evaluation as discussed more fully below, the Corporation concluded that the corrections to the financial statements were immaterial to its financial results for the year ended February 28, 2014 and its expected financial results for the year ending February 28, 2015.

In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Corporation evaluated the effects of the errors on its financial statements for the year ended February 28, 2014 and the expected full year financial results for the year ending February 28, 2015 and concluded that the results of operations for these periods are not materially misstated. In reaching its conclusion, the Corporation considered numerous qualitative and quantitative factors, including but not limited to the following:

•	In evaluating the financial and operational performance, the Corporation’s shareholder and debt holders focus on performance metrics such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), operating income and cash flows from operations, none of which were impacted by the correction of the errors,

•	The numeric impact of the error on the Corporation’s results of operations, including the net dollar impact, the impact as a percentage of period earnings, the impact on financial trends, and the impact on non-GAAP measures such as adjusted operating income the Corporation presents in quarterly public debt holder conference calls, which were deemed immaterial, particularly in light of the Corporation’s stakeholders focus on EBITDA, operating income and cash flows from operations, and

•	The absence of any impact on the Corporation’s compliance with its debt covenants, management compensation or segment reporting.

Based on its evaluation, the Corporation concluded that it is not probable that the judgment of a reasonable person relying on the financial statements would have been changed or influenced by the error or correction of the error.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Corporation is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

In July 2013, the FASB issued ASU No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2013 for public companies, with early adoption permitted. The Corporation adopted ASU 2013-11 on March 1, 2014.

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

	Three Months Ended
(In thousands)	May 30, 2014	May 31, 2013
Royalty revenue	$5,938	$6,506
Royalty expenses:
Material, labor and other production costs	$1,544	$1,947
Selling, distribution and marketing expenses	1,576	1,248
Administrative and general expenses	472	460

	$3,592	$3,655

Note 5 – Other Income and Expense

Other Operating Income – Net

	Three Months Ended
(In thousands)	May 30, 2014	May 31, 2013
Clinton Cards secured debt recovery	$(3,390)	$(2,000)
Loss (gain) on asset disposal	23	(235)
Miscellaneous	1,399	(1,083)

Other operating income – net	$(1,968)	$(3,318)

During the three months ended May 30, 2014, the Corporation recorded an impairment recovery of $3.4 million related to the senior secured debt of Clinton Cards that the Corporation acquired in May 2012 and subsequently impaired. This recovery, which was based on current estimated recovery information provided by the bankruptcy administrators of the Clinton Cards liquidation (“Administrators”), represents the final amount of a full recovery of the prior impairment. The liquidation process is expected to be completed during fiscal 2015.

During the three months ended May 31, 2013 the impairment of the secured debt of Clinton Cards, based on updated recovery information provided by the Administrators, was also adjusted, resulting in a gain of $2.0 million.

Other Non-Operating Income – Net

	Three Months Ended
(In thousands)	May 30, 2014	May 31, 2013
Foreign exchange gain	$(460)	$(915)
Rental income	(539)	(484)
Miscellaneous	(108)	26

Other non-operating income – net	$(1,107)	$(1,373)

Note 6 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are as follows.

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Other Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 28, 2014	$25,139	$(24,387)	$—	$752
Other comprehensive income (loss) before reclassifications	1,866	(132)	—	1,734
Amounts reclassified from accumulated other comprehensive income (loss)	—	109	—	109

Net current period other comprehensive income (loss)	1,866	(23)	—	1,843

Balance at May 30, 2014	$27,005	$(24,410)	$—	$2,595

The reclassifications out of accumulated other comprehensive income (loss) are as follows.

(In thousands)	Three Months Ended May 30, 2014	Consolidated Statement of Income Classification
Amortization of pensions and other postretirement benefits items
Actuarial losses, net	$(481)	Administrative and general expenses
Prior service credit, net	324	Administrative and general expenses

	(157)
Tax benefit	48	Income tax expense

Total, net of tax	(109)

Total reclassifications	$(109)

Note 7 – Customer Allowances and Discounts

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 30, 2014	February 28, 2014	May 31, 2013
Allowance for seasonal sales returns	$23,214	$26,613	$29,296
Allowance for outdated products	10,313	9,692	11,971
Allowance for doubtful accounts	2,115	2,488	3,443
Allowance for marketing funds	33,027	28,277	27,305
Allowance for rebates	29,236	27,369	30,276

	$97,905	$94,439	$102,291

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $14.6 million, $16.5 million and $14.3 million as of May 30, 2014, February 28, 2014 and May 31, 2013, respectively.

Note 8 – Inventories

(In thousands)	May 30, 2014	February 28, 2014	May 31, 2013
Raw materials	$27,109	$20,915	$25,187
Work in process	12,774	8,093	12,843
Finished products	284,415	287,481	265,262

	324,298	316,489	303,292
Less LIFO reserve	82,746	82,140	84,252

	241,552	234,349	219,040
Display materials and factory supplies	18,285	20,412	18,784

	$259,837	$254,761	$237,824

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $76.2 million, $66.8 million and $68.6 million as of May 30, 2014, February 28, 2014 and May 31, 2013, respectively.

Note 9 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	May 30, 2014	February 28, 2014	May 31, 2013
Prepaid expenses and other	$93,125	$100,282	$88,912
Other assets	420,358	428,090	328,063

Deferred cost assets	513,483	528,372	416,975
Other current liabilities	(81,154)	(84,860)	(63,378)
Other liabilities	(144,762)	(149,190)	(91,359)

Deferred cost liabilities	(225,916)	(234,050)	(154,737)

Net deferred costs	$287,567	$294,322	$262,238

The Corporation maintains an allowance for deferred costs related to supply agreements of $3.6 million, $4.1 million and $7.2 million at May 30, 2014, February 28, 2014 and May 31, 2013, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Note 10 – Debt

As of May 30, 2014, the Corporation was a party to a $600 million senior secured credit agreement, which provides for a $350 million term loan facility and a $250 million revolving credit facility. The outstanding borrowings under the term loan facility were $335.0 million and $340.0 million at May 30, 2014 and February 28, 2014, respectively. There was no term loan at May 31, 2013. The outstanding borrowings under the revolving credit facility were $66.6 million, $4.5 million and $35.1 million at May 30, 2014, February 28, 2014 and May 31, 2013, respectively. At May 30, 2014, the balances outstanding on the revolving credit facility and the term loan facility bear interest at a rate of approximately 3.1% and 4.0%, respectively. The Corporation is also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of May 30, 2014, February 28, 2014 and May 31, 2013, respectively. As of May 30, 2014, the Corporation had, in the aggregate, $27.7 million outstanding under letters of credit under these borrowing agreements, which reduces the total credit available to the Corporation thereunder.

Debt due within one year, which represented the current maturity of the term loan, totaled $20.0 million as of May 30, 2014 and February 28, 2014. There was no debt due within one year as of May 31, 2013.

Long-term debt and their related calendar year due dates as of May 30, 2014, February 28, 2014 and May 31, 2013, respectively, were as follows:

(In thousands)	May 30, 2014	February 28, 2014	May 31, 2013
Term loan, due 2019	$335,000	$340,000	$—
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2017	—	—	35,100
Revolving credit facility, due 2018	66,600	4,500	—
6.10% senior notes, due 2028	181	181	181

	626,781	569,681	260,281
Current portion of term loan	(20,000)	(20,000)	—
Unamortized financing fees	(10,079)	(10,567)	—

	$596,702	$539,114	$260,281

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $236.4 million (at a carrying value of $225.2 million), $234.7 million (at a carrying value of $225.2 million) and $227.4 million (at a carrying value of $225.2 million) at May 30, 2014, February 28, 2014 and May 31, 2013, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $401.6 million (at a principal carrying value of $401.6 million), $344.5 million (at a principal carrying value of $344.5 million), and $35.1 million (at a carrying value of $35.1 million) at May 30, 2014, February 28, 2014 and May 31, 2013, respectively.

At May 30, 2014, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 11 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefits plans are as follows:

	Defined Benefit Pension Plans		Postretirement Benefits
	Three Months Ended		Three Months Ended
(In thousands)	May 30, 2014	May 31, 2013	May 30, 2014	May 31, 2013
Service cost	$144	$320	$100	$138
Interest cost	1,837	1,742	675	613
Expected return on plan assets	(1,623)	(1,574)	(700)	(763)
Amortization of prior service cost (credit)	1	51	(325)	(325)
Amortization of actuarial loss (gain)	706	917	(225)	(213)

	$1,065	$1,456	$(475)	$(550)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 30, 2014 was $4.1 million, compared to $4.0 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expense recognized for the 401(k) match was $1.3 million in each of the three months ended May 30, 2014 and May 31, 2013. The profit-sharing plan and 401(k) matching expenses for the three month periods are estimates as actual contributions are determined after fiscal year-end.

At May 30, 2014, February 28, 2014 and May 31, 2013, the liability for postretirement benefits other than pensions was $18.7 million, $17.9 million and $16.8 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At May 30, 2014, February 28, 2014 and May 31, 2013, the long-term liability for pension benefits was $76.0 million, $77.3 million and $81.2 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 12 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets measured at fair value as of May 30, 2014:

(In thousands)	May 30, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,218	$10,243	$1,975	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,214	$10,243	$2,971	$—

The following table summarizes the assets and liabilities measured at fair value as of February 28, 2014:

(In thousands)	February 28, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,285	$10,289	$1,996	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,230	$10,289	$2,941	$—

The following table summarizes the assets and liabilities measured at fair value as of May 31, 2013:

(In thousands)	May 31, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$11,104	$8,683	$2,421	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$11,104	$8,683	$2,421	$—

The deferred compensation plan includes investments in mutual funds and a money market fund. Assets held in mutual funds are recorded at fair value, which is considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. The money market fund is classified as Level 2 as substantially all of the fund’s investments are determined using amortized cost. The fair value of the deferred compensation plan liabilities is based on the fair value of: (i) the plan’s assets for invested deferrals and (ii) hypothetical investments for unfunded deferrals resulting from the conversion of deferred restricted stock units to future cash-settled obligations pursuant to the Merger. Prior to the Merger, the assets and related obligation associated with deferred restricted stock units were carried at cost in equity and offset each other.

Note 13 – Contingency

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

Note 14 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 21.1% and 36.4% for the three month periods ended May 30, 2014 and May 31, 2013, respectively. The lower than statutory rate for the three months ended May 30, 2014 was due primarily to the recording of a net $3.1 million federal tax refund and related interest attributable to fiscal 2000 and the error corrections recorded in accordance with ASC Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the three months ended May 30, 2014, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the Merger and related transactions in fiscal 2014. See Note 1 for further information.

At May 30, 2014, the Corporation had unrecognized tax benefits of $21.4 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $18.5 million. During the first quarter of 2015, the Corporation’s unrecognized tax benefits increased $2.4 million as a result of the error correction related to the uncertain tax position as discussed above. It is reasonably possible that the Corporation’s unrecognized tax positions as of May 30, 2014 could decrease $2.9 million during the next twelve months due to anticipated settlements and resulting cash payments related to open years after 1998, which are currently under examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the three months ended May 30, 2014, the Corporation recognized a net benefit of $1.9 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of May 30, 2014, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $2.4 million.

The Corporation is subject to examination by the IRS for tax years 2010 to the present and various U.S. state and local jurisdictions for tax years 1998 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2006 to the present.

Note 15 – Related Party Information

World headquarters relocation

In May 2011, the Corporation announced that it will be relocating its world headquarters to a new location in the City of Westlake, Ohio, in a mixed-use development known as Crocker Park (the “Crocker Park Development”), which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the proposal to go private, the Corporation announced plans in October 2013 to resume the project and, on March 26, 2014, the Corporation purchased from Crocker Park, LLC, the owner of the Crocker Park Development, 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) on which the new world headquarters will be built. The purchase price for the land was $7.4 million (based on a per acre price of $510 thousand). Morry Weiss, the Chairman of the board of the Corporation, Zev Weiss and Jeffrey Weiss, the Co-Chief Executive Officers of the Corporation, and Gary and Elie Weiss, directors and non-executive officers of the Corporation, together with members of their family (collectively, the “Weiss Family”), indirectly own a minority stake in Crocker Park, LLC through their indirect ownership of approximately 37% of the membership interests in Crocker Park, LLC. In addition, Morry Weiss and other members of the Weiss Family have guaranteed certain of Crocker Park, LLC’s obligations, and are expected to guarantee additional obligations of Crocker Park, LLC, incurred in connection with the Crocker Park Development. The authority to conduct, manage and control the business of Crocker Park, LLC, including operating the Crocker Park Development and the decision whether to sell the Crocker Park Site to American Greetings, was reserved to the manager of Crocker Park, LLC, who is not an affiliate of the Weiss Family and that is an affiliate of Stark Enterprises, Inc.

The Corporation is leasing a portion of the Crocker Park Site to H L & L Property Company, a Delaware corporation and indirect affiliate of American Greetings indirectly owned by members of the Weiss family (“H L & L”), that will construct the new world headquarters on the Crocker Park Site and sublease the new world headquarters back to the Corporation. The Corporation has also entered into an operating lease with H L & L for the use of the new world headquarters building, anticipated to be available for occupancy in approximately two years. Due to the common ownership of the Corporation and H L & L, along with the nature of the arrangement, the Corporation is required to be treated, for accounting purpose only, as the “deemed owner” of the new world headquarters building. Accordingly, the Corporation will record an asset and associated offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. At May 30, 2014, the balance of the asset and corresponding liability was $0.9 million. Please refer to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014 for a description of the transactions associated with the World headquarters relocation.

Transactions with Parent Companies and Other Affiliated Companies

From time to time employees of the Corporation may provide services to its parent companies as well as companies that are owned or controlled by members of the Weiss family, in each case provided that such services do not interfere with the Corporation’s employees’ ability to perform services on its behalf. When providing such services, the affiliated companies reimburse the Corporation for such services, based on the costs of employing the individual (including salary and benefits) and the amount of time spent by such employee in providing services to the affiliated company.

Note 16 – Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. At May 30, 2014, the Retail Operations segment operated 400 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Corporation’s non-reportable operating segments primarily include licensing activities and the design, manufacture and sale of display fixtures.

(In thousands)	Three Months Ended
	May 30, 2014	May 31, 2013
Total Revenue:
North American Social Expression Products	$329,057	$328,287
International Social Expression Products	75,039	70,801
Intersegment items	(10,065)	(11,092)

Net	64,974	59,709
Retail Operations	79,164	74,718
AG Interactive	14,499	14,700
Non-reportable segment	15,890	19,889

	$503,584	$497,303

(In thousands)	Three Months Ended
	May 30, 2014	May 31, 2013
Segment Earnings (Loss) Before Tax:
North American Social Expression Products	$69,364	$66,347
International Social Expression Products	3,762	2,544
Intersegment items	(2,310)	(2,214)

Net	1,452	330
Retail Operations	(4,040)	(3,452)
AG Interactive	5,412	3,313
Non-reportable segment	4,015	7,382
Unallocated
Interest expense	(8,994)	(4,312)
Profit-sharing plan expense	(4,079)	(3,981)
Stock-based compensation expense	—	(2,475)
Corporate overhead expense	(7,694)	(10,606)

	(20,767)	(21,374)

	$55,436	$52,546

For the three months ended May 31, 2013, stock-based compensation in the table above includes non-cash stock-based compensation prior to the Merger. There is no stock-based compensation subsequent to the Merger as these plans were converted into cash compensation plans at the time of the Merger.

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

In the prior year first quarter, the Corporation’s Unallocated segment included approximately $4.5 million of non-recurring transaction costs associated with the Merger.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $3.9 million, $4.0 million and $4.5 million at May 30, 2014, February 28, 2014 and May 31, 2013, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 17 – Subsequent Event

Subsequent to quarter end, on July 1, 2014, the Corporation sold its current world headquarters location and entered into an operating lease arrangement with the new owner of the building. The Corporation expects to remain in this current location until the completion of the new world headquarters, which the Corporation anticipates will occur in approximately two years. Net of transaction costs, the Corporation received approximately $13.5 million cash from the sale, and expects to record a non-cash loss on disposal of approximately $14 million to $16 million during our second fiscal quarter.

On June 13, 2014, the Corporation paid a cash dividend in the aggregate amount of $9.9 million to Century Intermediate Holding Company, its parent and sole shareholder. In addition, H L & L paid $9.9 million to the Corporation to acquire certain assets previously purchased by Corporation related to the new world headquarters project.

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

Overview

Total revenue for the current year first quarter was $503.6 million, an increase of approximately $6.3 million, or 1.3% compared to the prior year period. This improvement was primarily the result of increased sales of greeting cards and the impact of favorable foreign currency movements. These improvements were partially offset by lower revenues from our fixtures business, gift packaging products and party goods.

First quarter operating income was $63.2 million, an increase of approximately $7.8 million, or 14.2% compared to the prior year period. The improvement was driven within our International Social Expression Products segment due to higher revenue and lower supply chain costs; and within our North American Social Expression Products segment due primarily to cost savings initiatives. The current year included the unfavorable impact of approximately $3 million related to scan-based trading (“SBT”) implementations which was about flat compared to the prior year. The prior year included approximately $5 million of costs related to the going private transaction.

Subsequent to quarter end, on July 1, 2014, we sold our current world headquarters location and entered into an operating lease arrangement with the new owner of the building. We expect to remain in our current location until the completion of our new world headquarters, which we anticipate will occur in approximately two years. Net of transaction costs, we received approximately $13.5 million cash from the sale, and expect to record a non-cash loss on disposal of approximately $14 million to $16 million during our second fiscal quarter.

Results of Operations

Three months ended May 30, 2014 and May 31, 2013

Net income was $43.7 million in the first quarter compared to $33.4 million in the prior year first quarter.

Our results for the three months ended May 30, 2014 and May 31, 2013 are summarized below:

(Dollars in thousands)	2014	% Total Revenue	2013	% Total Revenue
Net sales	$497,274	98.7%	$490,545	98.6%
Other revenue	6,310	1.3%	6,758	1.4%

Total revenue	503,584	100.0%	497,303	100.0%

Material, labor and other production costs	200,786	39.9%	203,837	41.0%
Selling, distribution and marketing expenses	172,259	34.2%	170,339	34.3%
Administrative and general expenses	69,295	13.8%	71,080	14.3%
Other operating income – net	(1,968)	(0.4%)	(3,318)	(0.7%)

Operating income	63,212	12.5%	55,365	11.1%

Interest expense	8,994	1.8%	4,312	0.9%
Interest income	(111)	(0.0%)	(120)	(0.0%)
Other non-operating income – net	(1,107)	(0.3%)	(1,373)	(0.3%)

Income before income tax expense	55,436	11.0%	52,546	10.5%
Income tax expense	11,697	2.3%	19,153	3.8%

Net income	$43,739	8.7%	$33,393	6.7%

For the three months ended May 30, 2014, consolidated net sales were $497.3 million, up from $490.5 million in the prior year first quarter. This 1.4%, or approximately $7 million, increase was driven by higher sales of greeting cards of approximately $9 million and the favorable impact of foreign currency of approximately $7 million. These increases were partially offset by lower sales in our fixtures business of approximately $4 million, decreased sales of other ancillary products of approximately $3 million and lower sales of gift packaging and party goods of approximately $2 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $0.4 million during the three months ended May 30, 2014.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 30, 2014 and May 31, 2013 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2014	2013	2014	2013	2014	2013
Unit volume	(3.9%)	6.4%	6.9%	2.0%	(0.3%)	4.8%
Selling prices	5.5%	3.8%	(1.5%)	3.6%	3.2%	3.5%
Overall increase / (decrease)	1.4%	10.4%	5.4%	5.6%	2.9%	8.5%

During the first quarter, combined everyday and seasonal greeting card sales less returns increased 2.9% compared to the prior year quarter, as a result of increases in selling prices of 3.2% partially offset by a decrease in unit volume of 0.3%. The overall increase was primarily driven by increases in selling prices from our everyday greeting cards in both our North American Social Expression Products and International Social Expression Products segments.

Everyday card sales less returns during the three months ended May 30, 2014 were up 1.4%, compared to the prior year quarter. Increases in selling prices of 5.5% were partially offset by a decrease in unit volume of 3.9%. The selling price increase was a result of general price increases. The unit volume decline was primarily driven by soft sales across most distribution channels.

Seasonal card sales less returns increased 5.4% during the three months ended May 30, 2014 compared to the prior year quarter, with an increase in unit volume of 6.9% partially offset by a decline in selling prices of 1.5%. The unit volume improvement was driven by our Mother’s Day program in both our North American Social Expression Products and International Social Expression Products segments and our Easter, Father’s Day and Graduation programs within our North American Social Expression Products segment. The decrease in selling prices was primarily attributable to our Father’s Day and Graduation programs in our North American Social Expression Products segment and our Mother’s Day program in our International Social Expression Products segment.

Expense Overview

Material, labor and other production costs were $200.8 million for the three months ended May 30, 2014, a decrease of $3.0 million from $203.8 million in the prior year first quarter. As a percentage of total revenue, these costs were 39.9% in the current period compared to 41.0% for the three months ended May 31, 2013. The decrease was due to lower costs primarily related to product display material costs, partially offset by unfavorable product mix. Also partially offsetting the decrease was the unfavorable impact of foreign currency translation of approximately $4 million.

Selling, distribution and marketing expenses were $172.3 million for the three months ended May 30, 2014, increasing $2.0 million from $170.3 million in the prior year first quarter. As a percentage of total revenue, these costs were 34.2% in the current period compared to 34.3% for the prior year period. The dollar increase in the current year first quarter was driven by the unfavorable impact of foreign currency translation of approximately $4 million and higher supply chain costs of approximately $1 million. Partially offsetting these increases were lower sales, marketing and product management expenses and lower retail store expenses of approximately $2 million and $1 million, respectively.

Administrative and general expenses were $69.3 million for the three months ended May 30, 2014, a decrease of $1.8 million from $71.1 million in the prior year first quarter. This decrease was driven primarily by prior year costs and fees related to the proposal to go private of approximately $5 million. The decrease was partially offset by higher costs in the current year of approximately $2 million related to a long-term incentive program that we established in the third quarter of the prior year as a replacement to our prior stock-based compensation programs and the unfavorable impact of foreign currency translation of approximately $1 million.

Other operating income – net was $2.0 million during the current year quarter compared to $3.3 million in the prior year. In both the current year and prior year first quarter, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an impairment recovery related to the senior secured debt of Clinton Cards that we acquired in May 2012 and subsequently impaired. The recovery was $3.4 million for the three months ended May 30, 2014 and $2.0 million for three months ended May 31, 2013. The current quarter recovery represents the final amount of a full recovery of the prior impairment. The income related to the impairment recovery in the current year first quarter was partially offset by other expenses of $2.1 million related to the Clinton Cards bankruptcy administration.

The effective tax rate was 21.1% and 36.4% for the three months ended May 30, 2014 and May 31, 2013, respectively. The lower than statutory rate in the current period is due primarily to the recording of a net $3.1 million federal tax refund and related interest attributable to fiscal 2000 and the error corrections recorded in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the three months ended May 30, 2014, we identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to our failure to consider all sources of available income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the Merger and related transactions in fiscal 2014. See Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under ASC Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At May 30, 2014, we operated 400 card and gift retail stores in the UK through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Non-reportable segments primarily include licensing activities and the design, manufacture and sales of display fixtures.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 16, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 30, 2014	May 31, 2013	% Change
Total revenue	$329,057	$328,287	0.2%
Segment earnings	69,364	66,347	4.5%

Total revenue of our North American Social Expression Products segment for the quarter ended May 30, 2014, increased $0.8 million, or 0.2%, compared to the prior year period. The increase was primarily driven by higher sales of greetings cards of approximately $6 million, partially offset by lower sales of gift packaging and party goods of approximately $2 million and the unfavorable impacts of foreign currency translation and higher SBT implementations of approximately $2 million and $1 million, respectively.

Segment earnings increased $3.0 million in the current year three months compared to the three months ended May 31, 2013. The increase was driven primarily by the impact of favorable product mix and lower product display material costs. These favorable items were partially offset by higher supply chain costs of approximately $2 million and the unfavorable impact of higher SBT implementations.

International Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 30, 2014	May 31, 2013	% Change
Total revenue	$64,974	$59,709	8.8%
Segment earnings	1,452	330	340.0%

Total revenue of our International Social Expression Products segment increased $5.3 million, or 8.8% for the three months ended May 30, 2014, compared to the same period in the prior year. The increase was primarily driven by higher sales of greetings cards of approximately $2 million and the favorable impacts of foreign currency translation and fewer SBT implementations of approximately $2 million and $1 million, respectively.

Segment earnings increased $1.1 million in the three months ended May 30, 2014 compared to the same period in the prior year. The increased earnings were primarily driven by the impact of higher sales volume as well as slightly lower year-over-year scrap expense and supply chain costs. These favorable items were partially offset by unfavorable product mix.

Retail Operations Segment

	Three Months Ended
(Dollars in thousands)	May 30, 2014	May 31, 2013	% Change
Total revenue	$79,164	$74,718	6.0%
Segment loss	(4,040)	(3,452)	(17.0%)

Total revenue of our Retail Operations segment increased $4.4 million compared to the prior year, driven by the impact of favorable foreign exchange translation of approximately $6 million. During the first quarter of the current year, net sales at stores open one year or more were down approximately 3.5% compared to the prior year period.

AG Interactive Segment

	Three Months Ended
(Dollars in thousands)	May 30, 2014	May 31, 2013	% Change
Total revenue	$14,499	$14,700	(1.4%)
Segment earnings	5,412	3,313	63.4%

Total revenue of AG Interactive decreased $0.2 million compared to the prior year quarter. This decrease in revenue was driven primarily by slightly lower advertising and subscription revenue compared to the prior year. At the end of the first quarter of fiscal 2015 and 2014, AG Interactive had approximately 3.7 million online paid subscriptions.

Segment earnings increased $2.1 million compared to the prior year quarter primarily due to cost savings initiatives initiated in the prior year.

Non-reportable Segment

	Three Months Ended
(Dollars in thousands)	May 30, 2014	May 31, 2013	% Change
Total revenue	$15,890	$19,889	(20.1%)
Segment earnings	4,015	7,382	(45.6%)

Total revenue from our Non-reportable segment decreased $4.0 million compared to the prior year quarter. This decrease in revenue was driven primarily by our fixtures business, where, during the first quarter of the prior year, we obtained a contract to supply fixtures to a large consumer electronics company. This contract, which was completed during the second quarter of the prior year, contributed $9.6 million of revenue in the prior year first quarter and did not recur in the first quarter of the current year. This decrease in revenue was partially offset by other fixtures business revenue growth.

Segment earnings decreased $3.4 million compared to the prior year quarter. This decrease was primarily due lower sales volume and unfavorable product mix.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt, domestic profit-sharing expense, and in the three months ended May 31, 2013, stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended
(Dollars in thousands)	May 30, 2014	May 31, 2013
Interest expense	$(8,994)	$(4,312)
Profit-sharing expense	(4,079)	(3,981)
Stock-based compensation expense	—	(2,475)
Corporate overhead expense	(7,694)	(10,606)

Total Unallocated	$(20,767)	$(21,374)

In the prior year first quarter, corporate overhead expense included $4.5 million of non-recurring transaction costs associated with the going private transaction. Also in the prior year, the stock-based compensation in the table above includes non-cash stock-based compensation prior to the closing of the going private transaction. There is no stock-based compensation subsequent to the closing of the going private transaction as these plans were converted into cash-based compensation plans.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of May 31, 2013 has been included.

Operating Activities

Operating activities used $34.9 million of cash during the three months ended May 30, 2014, compared to providing $24.3 million in the prior year period.

Accounts receivable used $32.1 million of cash during the three months ended May 30, 2014, compared to $17.2 million of cash used during the same period in the prior year. The year-over-year change in cash flow of approximately $14.9 million occurred primarily within our North American Social Expression and International Social Expression segments and was due to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period.

Inventory used $4.6 million of cash during the three months ended May 30, 2014, compared to providing $4.2 million of cash during the prior year first quarter. The use of cash in the current year quarter was primarily due to inventory builds in our fixtures business.

Deferred costs – net generally represents payments under agreements with retailers, net of the related amortization of those payments. During the three months ended May 30, 2014, amortization exceeded payments by $6.9 million. During the three months ended May 31, 2013, amortization exceeded payments by $10.2 million. See Note 9, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $58.5 million of cash during the three months ended May 30, 2014, compared to using $42.4 million in the prior year first quarter. The year-over-year change in cash usage was attributable to a decrease in accounts payable due to normal year-over-year timing of business transactions and related payments as well as the impact of our former stock-based compensation converting to cash based-compensation.

Investing Activities

Investing activities used $21.6 million of cash during the three months ended May 30, 2014, compared to $15.2 million of cash during the three months ended May 31, 2013. In the current year first quarter, the cash usage was primarily driven by $22.2 million of cash paid for capital expenditures as compared to $15.5 million in the prior year first quarter.

Financing Activities

Financing activities provided $57.1 million of cash during the three months ended May 30, 2014, compared to using $31.0 million during the three months ended May 31, 2013. During the current year first quarter, this source of cash was primarily driven by borrowings, net of repayments, under our revolving credit facility of $62.1 million. In addition, we made a payment of $5.0 million on our term loan. In the first quarter of the prior year, the use of cash was primarily related to dividend payments and repayments of borrowings under our revolving credit facility. We paid cash dividends of $4.8 million and made payments, net of borrowings, reducing our outstanding borrowings by $26.1 million.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $635 million at May 30, 2014, which included $335 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $205.7 million in the aggregate was unused as of May 30, 2014. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At May 30, 2014, we had $66.6 million of borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under our accounts receivable securitization facility. We had, in the aggregate, $27.7 million outstanding under letters of credit, which reduced the total credit availability thereunder as of May 30, 2014.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2014 for further information.

At May 30, 2014, we were in compliance with our financial covenants under the borrowing agreements described above.

Capital Deployment and Investments

On February 10, 2014, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent of American Greetings, issued $285 million aggregate principal amount of 9.75%/10.50% Senior PIK Toggle Notes due 2019 (the “PIK Notes”). Excluding the first and last interest payment periods, which must be paid in cash, CIHC2 may elect to either accrue or pay cash interest on the PIK Notes. The PIK Notes carry a cash interest rate of 9.75%. Prior to the payment of interest by CIHC2, it is expected that we will provide CIHC2 with the cash flow for CHIC2 to pay interest on the PIK Notes. Assuming interest is paid regularly in cash, rather than accrued, the annual cash required to pay the interest is expected to be approximately $27.8 million while the entire issuance of PIK Notes are outstanding. For further information, refer to the discussion of the PIK Notes as disclosed in “Transactions with Parent Companies and Other Affiliated Companies” in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 18 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Throughout fiscal 2015 and thereafter, we will continue to consider all options for capital deployment including growth opportunities, acquisitions and other investments in third parties, expanding customer relationships, expenditures or investments related to our current product leadership initiatives or other future strategic initiatives, capital expenditures, the information technology systems refresh project, paying down debt, paying dividends and, as appropriate, preserving cash. Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet these and other currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2014 on this project was approximately $109 million. During the three months ended May 30, 2014, we spent approximately $3 million, including capital of approximately $2 million and expense of approximately $1 million, on these information technology systems. We currently expect to spend a total of at least an additional $150 million on these information technology systems over the remaining life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

In May 2011, we announced plans to relocate our world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the proposal to go private, we announced plans in October 2013 to resume the project and on March 26, 2014, we purchased the land on which the new world headquarters will be built. We are leasing a portion of the real property to H L & L Property Company, a Delaware corporation and indirect affiliate of American Greetings (“H L & L”), that will build the new world headquarters on the site. We have also entered into an operating lease with H L & L for the use of the new world headquarters building, which we expect to be ready for occupancy in approximately two years. Further details of the relocation undertaking are provided in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 18 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 and Note 15, “Related Party Information,” to the Consolidated Financial Statements of this Form 10-Q.

On June 13, 2014, we paid a cash dividend in the aggregate amount of $9.9 million to Century Intermediate Holding Company, our parent and sole shareholder. In addition, H L & L paid to us $9.9 million to acquire certain assets previously purchased by us related to the new world headquarters project.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Please refer to the discussion of our Critical Accounting Policies under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2014.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	the ability of Clinton Cards to achieve the anticipated revenue and operating profits;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	unanticipated expenses we may be required to incur relating to our world headquarters project;

•	our ability to qualify for state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	our inability to remediate the material weakness related to our internal control over the accounting for income taxes;

•	the timing and impact of converting customers to a scan-based trading model;

•	Schurman Fine Papers’ ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of new and expanded advertising and marketing efforts, such as our online efforts through Cardstore.com;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	risks associated with leasing substantial amounts of space;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2014. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2014, the end of our preceding fiscal year, to May 30, 2014, the end of our most recent fiscal quarter.

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

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Co-Chief Executive Officers and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based upon the procedures performed during the current fiscal quarter, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weakness described below, which has not been remediated as of such date.

As previously reported in the “Controls and Procedures” section included in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, we identified a material weakness in internal control over financial reporting surrounding our accounting for income taxes. The principal factors contributing to the material weakness in accounting for income taxes were as follows:

•	the significant complexity created as a result of the going private transaction;

•	insufficient tax resources to properly execute the Corporation’s review procedures required to maintain effective controls and ensure complete and accurate tax accounting, which was caused by staff turnover including during the year-end closing cycle.

Planned Remediation Efforts to Address Material Weakness

In order to remediate this material weakness and further strengthen the overall controls surrounding our accounting for income taxes, we plan to take the following steps to improve the overall processes and controls in our tax function:

•	review tax procedures and make recommendations to improve processes;

•	add tax resources to facilitate the execution of the Corporation’s review procedures;

•	utilize external advisors regarding complex tax issues to supplement knowledge that may not be available internally.

Subsequent to the quarter ended May 30, 2014, we began the remediation process outlined above. Specifically related to the preparation of the tax accounts for the quarter ended May 30, 2014, and to ensure that the consolidated financial statements filed with this quarterly report on Form 10-Q are presented fairly in accordance with U.S. generally accepted accounting principles, we utilized external resources and advisors as discussed above. In utilizing the external resources and advisors, we identified additional errors which were corrected during the period. See Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information.

We intend that the remediation of the material weakness related to controls over the accounting for income taxes will be completed as of the end of fiscal 2015, however, it will not be considered remediated until the remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot make any assurances that we will successfully remediate this material weakness within the anticipated timeframe and thus reduce to remote the likelihood that material misstatements concerning accounting for income taxes will not be prevented or detected in a timely manner.

Changes in Internal Control over Financial Reporting

Except for the remedial actions taken to date with respect to the material weakness described above, there has been no change in the Corporation’s internal control over financial reporting during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Executive Incentive Plan (Fiscal Year 2015 and Fiscal Year 2016 Description).

31(a)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended May 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended May 30, 2014 and May 31, 2013, (ii) Consolidated Statement of Comprehensive Income (Loss) for the quarters ended May 30, 2014 and May 31, 2013, (iii) Consolidated Statement of Financial Position at May 30, 2014, February 28, 2014 and May 31, 2013, (iv) Consolidated Statement of Cash Flows for the quarters ended May 30, 2014 and May 31, 2013, and (v) Notes to the Consolidated Financial Statements for the quarter ended May 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and
Chief Accounting Officer *

July 14, 2014

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)