Form 10-Q
period 2014-08-29
AMERICAN GREETINGS CORP
filed 2014-10-10
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2014

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

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of October 10, 2014, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 29, 2014	August 30, 2013	August 29, 2014	August 30, 2013
Net sales	$427,090	$413,667	$924,364	$904,212
Other revenue	5,335	6,754	11,645	13,512

Total revenue	432,425	420,421	936,009	917,724
Material, labor and other production costs	180,109	176,674	380,895	380,511
Selling, distribution and marketing expenses	165,834	155,007	338,093	325,346
Administrative and general expenses	66,850	82,684	136,145	153,764
Other operating income – net	(23,828)	(961)	(25,796)	(4,279)

Operating income	43,460	7,017	106,672	62,382
Interest expense	9,255	5,433	18,249	9,745
Interest income	(30)	(73)	(141)	(193)
Other non-operating income – net	(272)	(4,025)	(1,379)	(5,398)

Income before income tax expense	34,507	5,682	89,943	58,228
Income tax expense	11,667	10,903	23,364	30,056

Net income (loss)	$22,840	$(5,221)	$66,579	$28,172

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 29, 2014	August 30, 2013	August 29, 2014	August 30, 2013
Net income (loss)	$22,840	$(5,221)	$66,579	$28,172
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,121)	495	(255)	(1,660)
Pension and postretirement benefit adjustments	137	440	114	817
Unrealized loss on securities	—	(5)	—	(4)

Other comprehensive (loss) income, net of tax	(1,984)	930	(141)	(847)

Comprehensive income (loss)	$20,856	$(4,291)	$66,438	$27,325

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars except share and per share amounts)

	(Unaudited)	(Note 1)	(Unaudited)
	August 29, 2014	February 28, 2014	August 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$45,107	$63,963	$48,900
Trade accounts receivable, net	93,460	97,925	95,492
Inventories	312,300	254,761	292,158
Deferred and refundable income taxes	45,170	46,996	50,989
Prepaid expenses and other	141,800	146,164	141,810

Total current assets	637,837	609,809	629,349
Other assets	517,783	542,766	435,037
Deferred and refundable income taxes	82,526	74,103	89,079
Property, plant and equipment – at cost	798,634	855,141	847,205
Less accumulated depreciation	437,435	479,376	467,680

Property, plant and equipment – net	361,199	375,765	379,525

	$1,599,345	$1,602,443	$1,532,990

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Debt due within one year	$20,000	$20,000	$15,000
Accounts payable	124,282	120,568	122,874
Accrued liabilities	58,947	68,838	71,123
Accrued compensation and benefits	52,761	74,017	42,710
Income taxes payable	16,063	14,866	7,253
Deferred revenue	25,649	31,288	25,945
Other current liabilities	83,910	85,785	68,145

Total current liabilities	381,612	415,362	353,050
Long-term debt	525,590	539,114	563,480
Other liabilities	309,652	301,815	224,622
Deferred income taxes and noncurrent income taxes payable	12,760	18,705	21,912
Shareholder’s equity
Common shares – par value $.01 per share:
100 shares issued and outstanding	—	—	—
Capital in excess of par value	240,000	240,000	240,000
Accumulated other comprehensive income (loss)	611	752	(17,980)
Retained earnings	129,120	86,695	147,906

Total shareholder’s equity	369,731	327,447	369,926

	$1,599,345	$1,602,443	$1,532,990

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 29, 2014	August 30, 2013
OPERATING ACTIVITIES:
Net income	$66,579	$28,172
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	—	8,091
Net gain on sale of AGI In-Store	(38,803)	—
Net loss (gain) on disposal of fixed assets	15,733	(113)
Depreciation and intangible assets amortization	30,499	26,230
Clinton Cards secured debt recovery	(3,390)	(2,428)
Provision for doubtful accounts	351	176
Deferred income taxes	(9,795)	10,630
Gain related to Party City investment	—	(3,262)
Other non-cash charges	2,125	1,102
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	119	9,491
Inventories	(76,582)	(49,601)
Other current assets	(2,354)	16,053
Receivable from parent and related parties	(438)	(13,983)
Income taxes	2,322	17,644
Deferred costs – net	22,005	24,403
Accounts payable and other liabilities	(39,363)	(39,718)
Other – net	2,715	1,182

Total Cash Flows From Operating Activities	(28,277)	34,069
INVESTING ACTIVITIES:
Property, plant and equipment additions	(50,242)	(31,977)
Proceeds from sale of fixed assets	23,741	293
Proceeds from sale of AGI In-Store	73,659	—
Proceeds from Clinton Cards administration	604	4,982
Proceeds related to Party City investment	—	12,105

Total Cash Flows From Investing Activities	47,762	(14,597)
FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	261,000	205,036
Repayments on revolving line of credit and long-term borrowings	(265,500)	(252,336)
Proceeds from term loan	—	339,250
Repayments on term loan	(10,000)	—
Issuance, exercise or settlement of share-based payment awards	—	(4,487)
Tax benefit from share-based payment awards	—	279
Contribution from parent	—	240,000
Payments to shareholders to effect merger	—	(568,303)
Dividends to shareholders	(24,154)	(9,614)
Financing fees	—	(6,545)

Total Cash Flows From Financing Activities	(38,654)	(56,720)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	313	89

DECREASE IN CASH AND CASH EQUIVALENTS	(18,856)	(37,159)
Cash and Cash Equivalents at Beginning of Year	63,963	86,059

Cash and Cash Equivalents at End of Period	$45,107	$48,900

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended August 29, 2014 and August 30, 2013

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of American Greetings Corporation and its subsidiaries (the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included. On August 9, 2013, the Corporation completed a merger whereby the Corporation was acquired by Century Intermediate Holding Company, a company that was formed by the Chairman of the Board, the co-Chief Executive Officers of the Corporation and certain other members of the Weiss family and related entities (the “Merger”). As a result of the Merger, the Corporation’s equity is no longer publicly traded. As such, earnings per share information is not required.

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

The Corporation provides Schurman limited credit support through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which is currently anticipated to end in July 2016. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of August 29, 2014 requiring the use of the Liquidity Guaranty.

During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of August 29, 2014 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10.0 million;

•	normal course of business trade and other receivables due from Schurman of $28.5 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the retail store operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $5.8 million, $7.1 million and $9.4 million as of August 29, 2014, February 28, 2014 and August 30, 2013, respectively.

Correction of Immaterial Errors

During the first quarter of 2015, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the Merger and related transactions. The impact of correcting these items had a non-cash effect, decreasing tax expense and increasing net income by $4.1 million. Based on its evaluation as discussed more fully below, the Corporation concluded that the corrections to the financial statements were immaterial to its financial results for the year ended February 28, 2014 and its expected financial results for the year ending February 28, 2015.

In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Corporation evaluated the effects of the errors on its financial statements for the year ended February 28, 2014 and the expected full year financial results for the year ending February 28, 2015 and concluded that the results of operations for these periods are not materially misstated. In reaching its conclusion, the Corporation considered numerous qualitative and quantitative factors, including but not limited to the following:

•	In evaluating the financial and operational performance, the Corporation’s shareholder and debt holders focus on performance metrics such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), operating income and cash flows from operations, none of which were impacted by the correction of the errors,

•	The numeric impact of the error on the Corporation’s results of operations, including the net dollar impact, the impact as a percentage of period earnings, the impact on financial trends, and the impact on non-GAAP measures such as adjusted operating income the Corporation presents in quarterly public debt holder conference calls, which were deemed immaterial, particularly in light of the Corporation’s stakeholders’ focus on EBITDA, operating income and cash flows from operations, and

•	The absence of any impact on the Corporation’s compliance with its debt covenants, management compensation or segment reporting.

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

Note 3 – Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Corporation does not expect that the adoption of this standard will have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. The standard permits the use of either a retrospective or modified retrospective (cumulative effect) transition method. The Corporation is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Corporation adopted ASU 2014-08 early on August 29, 2014 in connection with the disposition of A.G. Industries, Inc. See Note 4 for further information.

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

Note 4 – Dispositions

On July 1, 2014, the Corporation sold its current world headquarters location and entered into an operating lease arrangement with the new owner of the building. The Corporation expects to remain in this current location until the completion of the new world headquarters, which the Corporation anticipates will occur in calendar year 2016. Net of transaction costs, the Corporation received $13.5 million cash from the sale, and recorded a non-cash loss on disposal of $15.5 million in the Corporation’s second fiscal quarter, which loss is included in “Other operating income – net” on the Consolidated Statement of Income.

On August 29, 2014, the Corporation completed the sale of its wholly-owned display fixtures business, A.G. Industries, Inc. (dba AGI In-Store “AGI In-Store”), to Rock-Tenn Company for $73.7 million in cash, subject to closing date working capital adjustments. A gain of $38.8 million has been recognized from the sale in the Corporation’s second fiscal quarter and is included in “Other operating income – net” on the Consolidated Statement of Income. AGI In-Store, which is included in the non-reportable segment, had an operating loss of $2.2 million for the three month period ended August 29, 2014 and operating income of $0.1 million for the six month period ended August 29, 2014 ($8.2 million and $13.5 million of operating income for the three and six month periods ended August 30, 2013, respectively).

Note 5 – Royalty Revenue and Related Expenses

The Corporation has agreements for licensing the Care Bears and Strawberry Shortcake characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation, which is recorded in “Other revenue” on the Consolidated Statement of Income. These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Revenues and expenses associated with the servicing of these agreements, primarily relating to the licensing activities included in the non-reportable segment, are summarized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2014	August 30, 2013	August 29, 2014	August 30, 2013
Royalty revenue	$4,923	$6,412	$10,861	$12,918
Royalty expenses
Material, labor and other production costs	$1,491	$1,551	$3,035	$3,498
Selling, distribution and marketing expenses	1,699	1,936	3,275	3,184
Administrative and general expenses	309	441	781	901

	$3,499	$3,928	$7,091	$7,583

Note 6 – Other Income and Expense

Other Operating Income – Net

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2014	August 30, 2013	August 29, 2014	August 30, 2013
Gain on sale of AGI In-Store	$(38,803)	$—	$(38,803)	$—
Clinton Cards secured debt recovery	—	(428)	(3,390)	(2,428)
Loss (gain) on asset disposal	15,710	122	15,733	(113)
Miscellaneous	(735)	(655)	664	(1,738)

Other operating income – net	$(23,828)	$(961)	$(25,796)	$(4,279)

During the quarter ended August 29, 2014, the Corporation recognized a gain on the sale of AGI In-Store of $38.8 million. The cash proceeds of $73.7 million from the sale are included in “Proceeds from sale of AGI In-Store” on the Consolidated Statement of Cash Flows. See Note 4 for further information.

“Loss (gain) on asset disposal” during the three and six month periods ended August 29, 2014 included a non-cash loss of $15.5 million related to the sale of the Corporation’s current world headquarters location. The cash proceeds of $13.5 million are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows. See Note 4 for further information.

During the first quarter of 2015, the Corporation recorded an impairment recovery of $3.4 million related to the senior secured debt of Clinton Cards that the Corporation acquired in May 2012 and subsequently impaired. This recovery, which was based on current estimated recovery information provided by the bankruptcy administrators of the Clinton Cards liquidation (“Administrators”), represents the final amount of a full recovery of the prior impairment. The liquidation process is expected to be completed during fiscal 2015.

During the three and six month periods ended August 30, 2013 the impairment of the secured debt of Clinton Cards, based on updated recovery information provided by the Administrators, was also adjusted, resulting in a gain of $0.4 million and $2.4 million, respectively.

Other Non-Operating Income – Net

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2014	August 30, 2013	August 29, 2014	August 30, 2013
Gain related to Party City investment	$—	$(3,262)	$—	$(3,262)
Foreign exchange gain	(63)	(360)	(523)	(1,275)
Rental income	(216)	(402)	(755)	(886)
Miscellaneous	7	(1)	(101)	25

Other non-operating income – net	$(272)	$(4,025)	$(1,379)	$(5,398)

During the three months ended August 30, 2013, the Corporation recognized a gain totaling $3.3 million related to a cash distribution on its minority investment in the common stock of Party City Holdings, Inc. (“Party City”).

Note 7 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are as follows.

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Other Postretirement Benefits	Total
Balance at February 28, 2014	$25,139	$(24,387)	$752
Other comprehensive loss before reclassifications	(255)	(113)	(368)
Amounts reclassified from accumulated other comprehensive income (loss)	—	227	227

Net current period other comprehensive income (loss)	(255)	114	(141)

Balance at August 29, 2014	$24,884	$(24,273)	$611

The reclassifications out of accumulated other comprehensive income (loss) are as follows.

(In thousands)	Six Months Ended August 29, 2014	Consolidated Statement of Income Classification
Amortization of pension and other postretirement benefits items
Actuarial losses, net	$(976)	Administrative and general expenses
Prior service credit, net	647	Administrative and general expenses

	(329)
Tax benefit	102	Income tax expense

Total, net of tax	(227)

Total reclassifications	$(227)

Note 8 – Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 29, 2014	February 28, 2014	August 30, 2013
Allowance for seasonal sales returns	$18,147	$26,613	$17,612
Allowance for outdated products	10,863	9,692	12,230
Allowance for doubtful accounts	1,612	2,488	3,484
Allowance for marketing funds	28,836	28,277	27,451
Allowance for rebates	27,425	27,369	24,238

	$86,883	$94,439	$85,015

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $12.5 million, $16.5 million and $13.2 million as of August 29, 2014, February 28, 2014 and August 30, 2013, respectively.

Note 9 – Inventories

(In thousands)	August 29, 2014	February 28, 2014	August 30, 2013
Raw materials	$15,304	$20,915	$28,080
Work in process	11,892	8,093	12,021
Finished products	359,219	287,481	317,762

	386,415	316,489	357,863
Less LIFO reserve	83,493	82,140	84,639

	302,922	234,349	273,224
Display materials and factory supplies	9,378	20,412	18,934

	$312,300	$254,761	$292,158

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $70.8 million, $66.8 million and $63.9 million as of August 29, 2014, February 28, 2014 and August 30, 2013, respectively.

Note 10 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	August 29, 2014	February 28, 2014	August 30, 2013
Prepaid expenses and other	$90,496	$100,282	$84,368
Other assets	403,920	428,090	314,136

Deferred cost assets	494,416	528,372	398,504
Other current liabilities	(82,422)	(84,860)	(63,881)
Other liabilities	(141,102)	(149,190)	(86,777)

Deferred cost liabilities	(223,524)	(234,050)	(150,658)

Net deferred costs	$270,892	$294,322	$247,846

The Corporation maintains an allowance for deferred costs related to supply agreements of $3.1 million, $4.1 million and $6.5 million at August 29, 2014, February 28, 2014 and August 30, 2013, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Note 11 – Other Liabilities

Included in “Other liabilities” on the Consolidated Statement of Financial Position is a deferred lease obligation related to an operating lease with H L & L Property Company (“H L & L”), for a building that will function as the future use of American Greetings world headquarters. The building is currently being constructed and expected to be available for occupancy in calendar year 2016.

H L & L is an indirect affiliate of American Greetings as it is indirectly owned by members of the Weiss family. Due to, among other things, the Corporation’s involvement in the construction of the building, the Corporation is required to be treated, for accounting purposes only, as the “deemed owner” of the new world headquarters building during the construction period. Accordingly, the Corporation has recorded an asset and associated offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. As of August 29, 2014, the asset and corresponding liability was $14.8 million.

Note 12 – Debt

Debt due within one year, which represents the current maturity of the term loan, totaled $20.0 million as of both August 29, 2014 and February 28, 2014 and $15.0 million as of August 30, 2013.

Long-term debt and their related calendar year due dates as of August 29, 2014, February 28, 2014 and August 30, 2013, respectively, were as follows:

(In thousands)	August 29, 2014	February 28, 2014	August 30, 2013
Term loan, due 2019	$330,000	$340,000	$350,000
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2018	—	4,500	13,900
6.10% senior notes, due 2028	181	181	181
Unamortized financing fees	(9,591)	(10,567)	(10,601)

	545,590	559,114	578,480
Current portion of term loan	(20,000)	(20,000)	(15,000)

	$525,590	$539,114	$563,480

At August 29, 2014, the balances outstanding on the term loan facility bear interest at a rate of approximately 4.0%. The revolving credit facility provides the Corporation with funding of up to $250 million. The Corporation is also a party to an accounts receivable facility that provides up to $50 million of additional funding. There were no amounts outstanding under the accounts receivable facility as of August 29, 2014, February 28, 2014 and August 30, 2013, respectively. Outstanding letters of credit, which reduce the total credit available under the revolving credit and the accounts receivable facilities, totaled $27.7 million at August 29, 2014.

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $240.3 million (at a carrying value of $225.2 million), $234.7 million (at a carrying value of $225.2 million) and $222.9 million (at a carrying value of $225.2 million) at August 29, 2014, February 28, 2014 and August 30, 2013, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $330.0 million (at a principal carrying value of $330.0 million), $344.5 million (at a principal carrying value of $344.5 million), and $363.9 million (at a principal carrying value of $363.9 million) at August 29, 2014, February 28, 2014 and August 30, 2013, respectively.

On August 8, 2014, the Corporation amended its accounts receivable facility. The amendment modified the accounts receivable facility to, among other things: (i) extend the scheduled termination date to August 7, 2015 and (ii) reduce the fees associated with this facility.

Subsequent to the end of the second quarter, the Corporation amended the Credit Agreement which provides for the term loan facility and revolving credit facility. The amendment modifies the Credit Agreement to, among other things: (i) reduce the interest rates applicable to the term loan and revolving loans, (ii) eliminate the LIBOR floor interest rate used in the determination of interest charged on Eurodollar revolving loans, (iii) reduce the commitment fee applicable to unused revolving commitments and (iv) reset the usage term of the general restricted payment basket with effect from September 5, 2014.

At August 29, 2014, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefits plans are as follows:

	Defined Benefit Pension Plans
	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
(In thousands)	2014	2013	2014	2013
Service cost	$145	$320	$289	$640
Interest cost	1,846	1,736	3,683	3,478
Expected return on plan assets	(1,628)	(1,567)	(3,251)	(3,141)
Amortization of prior service cost	1	51	2	102
Amortization of actuarial loss	720	913	1,426	1,830

	$1,084	$1,453	$2,149	$2,909

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
(In thousands)	2014	2013	2014	2013
Service cost	$100	$137	$200	$275
Interest cost	675	612	1,350	1,225
Expected return on plan assets	(700)	(762)	(1,400)	(1,525)
Amortization of prior service credit	(325)	(325)	(650)	(650)
Amortization of actuarial gain	(225)	(212)	(450)	(425)

	$(475)	$(550)	$(950)	$(1,100)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the six months ended August 29, 2014 was $5.5 million, compared to $4.5 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and six month periods ended August 29, 2014 were $1.3 million and $2.6 million ($1.4 million and $2.7 million for the three and six month periods ended August 30, 2013), respectively. The profit-sharing plan and 401(k) matching expenses for the six month periods are estimates as actual contributions are determined after fiscal year-end.

At August 29, 2014, February 28, 2014 and August 30, 2013, the liability for postretirement benefits other than pensions was $19.7 million, $17.9 million and $17.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At August 29, 2014, February 28, 2014 and August 30, 2013, the long-term liability for pension benefits was $74.5 million, $77.3 million and $81.1 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the assets and liabilities measured at fair value as of August 29, 2014:

(In thousands)	August 29, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,516	$10,599	$1,917	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,429	$10,599	$2,830	$—

The following table summarizes the assets and liabilities measured at fair value as of February 28, 2014:

(In thousands)	February 28, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,285	$10,289	$1,996	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,230	$10,289	$2,941	$—

The following table summarizes the assets and liabilities measured at fair value as of August 30, 2013:

(In thousands)	August 30, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$11,096	$8,545	$2,551	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$11,096	$8,545	$2,551	$—

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

Note 15 – Contingency

The Corporation is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business, including but not limited to, employment, commercial disputes and other contractual matters, one of which is described below. These matters are inherently subject to many uncertainties regarding the possibility of a loss to the Corporation. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur, confirming the incurrence of a liability or reduction of a liability. In accordance with ASC Topic 450, “Contingencies,” the Corporation accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. Due to this uncertainty, the actual amount of any loss may ultimately prove to be larger or smaller than the amounts reflected in the Corporation’s Consolidated Financial Statements. Some of these proceedings are at preliminary stages and some of these cases seek an indeterminate amount of damages.

On June 4, 2014, Al Smith and Jeffrey Hourcade, former fixture installation crew members for special projects, individually and on behalf of those similarly situated, filed a putative class action lawsuit against American Greetings Corporation in the U.S. District Court for the Northern District of California, San Francisco Division. Plaintiffs claim that the Corporation violated certain rules under the Fair Labor Standards Act and California law, including the California Labor Code, Industrial Welfare Commission Wage Orders. For themselves and the proposed classes, plaintiffs seek an unspecified amount of general and special damages, including but not limited to minimum wages, agreed upon wages and overtime wages, statutory liquidated damages, statutory penalties (including penalties under the California Labor Code Private Attorney General Act of 2004, unpaid benefits, reasonable attorneys’ fees and costs, and interest. In addition, plaintiffs request disgorgement of all funds the Corporation acquired by means of any act or practice that constitutes unfair competition and restoration of such funds to the plaintiffs and the proposed classes.

Although the proceeding is in the early stages and there are significant factual issues to be resolved, management does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Corporation’s financial condition, although the outcome could be material to the Corporation’s operating results for any particular period, depending, in part, upon the operating results for such period. Please refer to Item 1. Legal Proceedings included in Part II – Other Information of this Form 10-Q for a description of the Smith and Hourcade lawsuit.

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 33.8% and 26.0% for the three and six months ended August 29, 2014, respectively, and 191.9% and 51.6% for the three and six months ended August 30, 2013, respectively. The lower than statutory rate for the current period was due to both the recording of a net $3.1 million federal tax refund and related interest attributable to fiscal 2000 and the error corrections identified in the current year first quarter and recorded in accordance with ASC Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the first quarter of fiscal 2015, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the Merger and related transactions in fiscal 2014. See Note 1 for further information. The higher than statutory rate in the prior period was due primarily to the recording of an $8.0 million valuation allowance against certain net operating loss and foreign tax credit carryforwards which the Corporation believed at the time would expire unused as a result of the Merger.

At August 29, 2014, the Corporation had unrecognized tax benefits of $20.5 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $18.0 million. During the six months ended August 29, 2014, the Corporation’s unrecognized tax benefits increased $1.4 million. The net increase was primarily a result of the error correction related to the uncertain tax position as discussed above which resulted in an increase of approximately $2.4 million partially offset by decreases of approximately $1.0 million due to the favorable settlement of certain state audits. It is reasonably possible that the Corporation’s unrecognized tax positions as of August 29, 2014 could decrease $2.5 million during the next twelve months due to anticipated settlements and resulting cash payments related to tax years which are open to examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the six months ended August 29, 2014, the Corporation recognized a net benefit of $2.1 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of August 29, 2014, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $2.2 million.

The Corporation is subject to examination by the IRS for tax years 2010 to the present and various U.S. state and local jurisdictions for tax years 2001 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2006 to the present.

Note 17 – Related Party Information

World headquarters relocation

In May 2011, the Corporation announced that it will be relocating its world headquarters to a new location in the City of Westlake, Ohio, in a mixed-use development known as Crocker Park (the “Crocker Park Development”), which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the going private transaction, the Corporation announced plans in October 2013 to resume the project and, on March 26, 2014, the Corporation purchased from Crocker Park, LLC, the owner of the Crocker Park Development, 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) on which the new world headquarters will be built. The purchase price for the land was $7.4 million (based on a per acre price of $510 thousand). Morry Weiss, the Chairman of the board of the Corporation,

Zev Weiss and Jeffrey Weiss, directors and the Co-Chief Executive Officers of the Corporation, and Gary and Elie Weiss, directors and non-executive officers of the Corporation, together with members of their family (collectively, the “Weiss Family”), indirectly own a minority stake in Crocker Park, LLC through their indirect ownership of approximately 37% of the membership interests in Crocker Park, LLC. In addition, Morry Weiss and other members of the Weiss Family have guaranteed certain of Crocker Park, LLC’s obligations, and are expected to guarantee additional obligations of Crocker Park, LLC, incurred in connection with the Crocker Park Development. The authority to conduct, manage and control the business of Crocker Park, LLC, including operating the Crocker Park Development and the decision whether to sell the Crocker Park Site to American Greetings, was reserved to the manager of Crocker Park, LLC, who is not an affiliate of the Weiss Family and that is an affiliate of Stark Enterprises, Inc.

The Corporation is leasing a portion of the Crocker Park Site to H L & L, which will construct the new world headquarters on the Crocker Park Site and sublease the new world headquarters back to the Corporation. The Corporation has also entered into an operating lease with H L & L for the use of the new world headquarters building, anticipated to be available for occupancy in calendar year 2016. The initial lease term is fifteen years and will begin upon occupancy. See Note 11 for further information. Please refer to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014 for a description of the transactions associated with the World headquarters relocation.

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

During the quarter ended August 29, 2014, the Corporation paid cash dividends in the aggregate amount of $24.2 million to Century Intermediate Holding Company, its parent and sole shareholder, $14.3 million of which was for the purpose of paying interest on the $285.0 million aggregate principal amount 9.75%/10.50% Senior PIK Toggle Notes due 2019, which were issued by Century Intermediate Holding Company 2, an indirect parent of American Greetings. In addition, H L & L paid $9.9 million to the Corporation to acquire certain assets previously purchased by the Corporation related to the new world headquarters project, which is included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

Note 18 – Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. At August 29, 2014, the Retail Operations segment operated 402 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Corporation’s non-reportable operating segment primarily includes licensing activities and the design, manufacture and sale of display fixtures. The display fixtures business was sold on the last day of the quarter ended August 29, 2014. See Note 4 for further information.

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2014	August 30, 2013	August 29, 2014	August 30, 2013
Total Revenue:
North American Social Expression Products	$276,990	$261,694	$606,047	$589,981
International Social Expression Products	68,451	63,372	143,490	134,173
Intersegment items	(11,234)	(8,737)	(21,299)	(19,829)

Net	57,217	54,635	122,191	114,344
Retail Operations	69,741	62,732	148,905	137,450
AG Interactive	14,445	14,504	28,944	29,204
Non-reportable segment	14,032	26,856	29,922	46,745

	$432,425	$420,421	$936,009	$917,724

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2014	August 30, 2013	August 29, 2014	August 30, 2013
Segment Earnings (Loss):
North American Social Expression Products	$27,830	$35,045	$97,194	$101,392
International Social Expression Products	(6)	2,195	3,756	4,739
Intersegment items	570	(1,511)	(1,740)	(3,725)

Net	564	684	2,016	1,014
Retail Operations	(14,563)	(8,984)	(18,603)	(12,436)
AG Interactive	5,964	3,165	11,376	6,478
Non-reportable segment	(1,306)	10,059	2,709	17,441
Unallocated
Interest expense	(9,255)	(5,433)	(18,249)	(9,745)
Profit-sharing plan expense	(1,389)	(484)	(5,468)	(4,465)
Stock-based compensation expense	—	(11,121)	—	(13,596)
Corporate overhead expense	26,662	(17,249)	18,968	(27,855)

	16,018	(34,287)	(4,749)	(55,661)

	$34,507	$5,682	$89,943	$58,228

For the three and six month periods ended August 30, 2013, stock-based compensation in the table above includes non-cash stock-based compensation prior to the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the Merger, a portion of which was non-cash. There is no stock-based compensation subsequent to the Merger as these plans were converted into cash compensation plans at the time of the Merger.

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

During the current year second quarter, the Corporation sold its current world headquarters location and incurred a non-cash loss on disposal of $15.5 million, of which $13.3 million was recorded within the North American Social Expression Products segment and $2.2 million was recorded in “Corporate overhead expense”. See Note 4 for further information

For both the three and six month periods ended August 29, 2014, “Corporate overhead expense” included the gain on sale of AGI In-Store of $38.8 million. See Note 4 for further information.

For the three and six month periods ended August 30, 2013, “Corporate overhead expense” included non-recurring Merger-related transaction costs of approximately $12.6 million and $17.2 million, respectively.

For both the three and six month periods ended August 30, 2013, “Corporate overhead expense” included a gain totaling $3.3 million related to a cash distribution on its minority investment in the common stock of Party City.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $3.5 million, $4.0 million and $2.9 million at August 29, 2014, February 28, 2014 and August 30, 2013, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

Overview

Second Quarter Transactions

On July 1, 2014, we sold our current world headquarters location and entered into an operating lease arrangement with the new owner of the building. We expect to remain in our current location until the completion of our new world headquarters, which we anticipate will occur in calendar year 2016. Net of transaction costs, we received $13.5 million cash from the sale, and recorded a non-cash loss on disposal of $15.5 million during our second fiscal quarter, of which $13.3 million was recorded within the North American Social Expression segment and $2.2 million was recorded within the Unallocated segment.

On August 29, 2014, we completed the sale of our wholly-owned display fixtures business, A.G. Industries, Inc. (dba AGI In-Store “AGI In-Store”), to Rock-Tenn Company for $73.7 million in cash, subject to closing date working capital adjustments. We recognized a gain of $38.8 million from the sale, which was recorded within the Unallocated segment.

Second Quarter Results of Operations

Total revenue for the current year second quarter was $432.4 million, an increase of $12.0 million or 2.9% compared to the prior year period. This improvement was primarily the result of increased sales of greeting cards, higher sales of gift wrap and party goods and the impact of favorable foreign currency movements. These improvements were partially offset by lower revenues from our fixtures business and decreased sales of other ancillary products.

Second quarter operating income was $43.5 million, an increase of $36.4 million compared to the prior period. The improvement was driven by the gain of $38.8 million in connection with the sale of AGI In-Store and costs and fees related to the prior year going private transaction of $22.3 million that did not recur in the current year quarter. These improvements were partially offset by the non-cash loss on disposal of $15.5 million related to the sale of the current world headquarters location. Net of the above items, operating income decreased from the prior year primarily due to lower earnings in our display fixtures business, which is reported in the Non-reportable segment. In addition, improved earnings, net of the loss on sale of the headquarters, in our North American Social Expression Products segment was offset by lower earnings in our Retail Operations segment.

The current year six months includes the unfavorable impact of approximately $5 million related to scan-based trading (“SBT”) implementations, which was approximately $2 million higher than the prior year.

Results of Operations

Three months ended August 29, 2014 and August 30, 2013

Net income was $22.8 million in the second quarter compared to a net loss of $5.2 million in the prior year period.

Our results for the three months ended August 29, 2014 and August 30, 2013 are summarized below:

(Dollars in thousands)	2014	% Total Revenue		2013	% Total Revenue
Net sales	$427,090	98.8%		$413,667	98.4%
Other revenue	5,335	1.2%		6,754	1.6%

Total revenue	432,425	100.0%		420,421	100.0%

Material, labor and other production costs	180,109	41.7%		176,674	42.0%
Selling, distribution and marketing expenses	165,834	38.3%		155,007	36.9%
Administrative and general expenses	66,850	15.5%		82,684	19.7%
Other operating income – net	(23,828)	(5.5%	)	(961)	(0.3%	)

Operating income	43,460	10.0%		7,017	1.7%

Interest expense	9,255	2.1%		5,433	1.3%
Interest income	(30)	(0.0%	)	(73)	(0.0%	)
Other non-operating income – net	(272)	(0.1%	)	(4,025)	(1.0%	)

Income before income tax expense	34,507	8.0%		5,682	1.4%
Income tax expense	11,667	2.7%		10,903	2.6%

Net income (loss)	$22,840	5.3%		$(5,221)	(1.2%	)

For the three months ended August 29, 2014, consolidated net sales were $427.1 million, up from $413.7 million in the prior year second quarter. This 3.2%, or $13.4 million, increase was driven by higher sales of greeting cards of approximately $16 million, increased sales of gift packaging and party goods of approximately $3 million and the favorable impact of foreign currency of approximately $10 million. These increases were partially offset by lower sales in our fixtures business of approximately $11 million, decreased sales of other ancillary products of approximately $4 million and the unfavorable impact of SBT implementations of approximately $1 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $1.4 million during the three months ended August 29, 2014.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the three months ended August 29, 2014 and August 30, 2013 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards			Seasonal Cards				Total Greeting Cards
	2014	2013		2014		2013		2014	2013
Unit volume	1.1%	(3.8%	)	(3.8%	)	(0.7%	)	0.1%	(3.2%	)
Selling prices	4.2%	2.3%		13.0%		(5.3%	)	5.9%	0.8%
Overall increase / (decrease)	5.3%	(1.6%	)	8.7%		(6.0%	)	6.0%	(2.5%	)

During the second quarter, combined everyday and seasonal greeting card sales less returns increased 6.0% compared to the prior year quarter, including increases in selling prices of 5.9% and unit volume of 0.1%. The overall increase in selling price was driven by both everyday and seasonal greeting cards in our North American Social Expression Products segment and everyday greeting cards in our International Social Expression Products segment.

Everyday card sales less returns for the second quarter increased 5.3% due to increases in selling prices of 4.2% and improvement in unit volume of 1.1%. The selling price increase was driven by general price increases and favorable product mix within the core product line, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume improvement was primarily driven by additional distribution to new customers in our North American Social Expression Products segment.

Seasonal card sales less returns increased 8.7% during the second quarter, including a 13.0% increase in selling prices and a decrease in unit volume of 3.8%. Since the second quarter has the fewest holidays, the change in selling prices and unit volume appear large on a percentage basis compared to other quarters. The increase in selling prices was driven by our Father’s Day, Graduation and Fall programs in our North American Social Expression Products segment. The unit volume decline was driven by our Graduation and Fall programs in our North American Social Expression Products segment.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended August 29, 2014 were $180.1 million, compared to $176.7 million in the prior year three months. As a percentage of total revenue, these costs were 41.7% in the current period compared to 42.0% for the three months ended August 30, 2013. The $3.4 million dollar increase was primarily due to the impact of higher sales and unfavorable product mix in the current year second quarter as well as the unfavorable impact of foreign currency translation of approximately $5 million. Partially offsetting these increases were lower product manufacturing expenses and the favorable impact of higher absorption of production and product related costs associated with inventory growth during the current year quarter that was greater than in the prior year quarter. The additional inventory growth in the current year is associated with a new party goods product launch and the timing of the pre-holiday seasonal inventory build.

Selling, distribution and marketing (“SDM”) expenses for the three months ended August 29, 2014 were $165.8 million, increasing $10.8 million from $155.0 million in the prior year second quarter. As a percentage of total revenue, these costs were 38.3% in the current period compared to 36.9% for the prior year period. The dollar increase in the current year second quarter was driven by higher supply chain costs of approximately $2 million, higher retail store expenses of approximately $2 million and the unfavorable impact of foreign currency translation of approximately $6 million.

Administrative and general expenses were $66.9 million for the three months ended August 29, 2014, a decrease of $15.8 million from $82.7 million for the three months ended August 30, 2013. This decrease was driven primarily by prior year costs and fees related to taking the Corporation private of approximately $22 million that did not recur in the current year. The decrease was partially offset by higher costs in the current year of approximately $2 million related to a long-term incentive program that we established in the third quarter of the prior year as a replacement to our prior stock-based compensation programs, higher technology costs of approximately $3 million and the unfavorable impact of foreign currency translation of approximately $1 million.

Other operating income – net was $23.8 million for the three months ended August 29, 2014 compared to $1.0 million for the prior year second quarter. The increase was driven primarily by the gain on the sale of AGI In-Store of $38.8 million, partially offset by a non-cash loss recorded upon the sale of our current world headquarters location of $15.5 million, both of which occurred in the current year second quarter.

Other non-operating income – net for the three months ended August 29, 2014 was $0.3 million, decreasing $3.7 million from $4.0 million in the prior year second quarter. The decrease was driven primarily by a gain of approximately $3.3 million in the prior year second quarter related to the Corporation’s investment in Party City Holdings, Inc. (“Party City”) that did not recur in the current year period.

The effective tax rate was 33.8% and 191.9% for the three months ended August 29, 2014 and August 30, 2013, respectively. The lower than statutory rate in the current period is due primarily to the favorable settlement of state audits. The higher than statutory rate in the prior period was due primarily to the recording of an $8.0 million valuation allowance against certain net operating loss and foreign tax credit carryforwards which we believed at the time would expire unused as a result of the going private transaction.

Results of Operations

Six months ended August 29, 2014 and August 30, 2013

Net income was $66.6 million in the six months ended August 29, 2014 compared to $28.2 million in the prior year six months.

Our results for the six months ended August 29, 2014 and August 30, 2013 are summarized below:

(Dollars in thousands)	2014	% Total Revenue		2013	% Total Revenue
Net sales	$924,364	98.8%		$904,212	98.5%
Other revenue	11,645	1.2%		13,512	1.5%

Total revenue	936,009	100.0%		917,724	100.0%

Material, labor and other production costs	380,895	40.7%		380,511	41.5%
Selling, distribution and marketing expenses	338,093	36.1%		325,346	35.5%
Administrative and general expenses	136,145	14.5%		153,764	16.8%
Other operating income – net	(25,796)	(2.7%	)	(4,279)	(0.6%	)

Operating income	106,672	11.4%		62,382	6.8%

Interest expense	18,249	1.9%		9,745	1.1%
Interest income	(141)	(0.0%	)	(193)	(0.0%	)
Other non-operating income – net	(1,379)	(0.1%	)	(5,398)	(0.6%	)

Income before income tax expense	89,943	9.6%		58,228	6.3%
Income tax expense	23,364	2.5%		30,056	3.2%

Net income	$66,579	7.1%		$28,172	3.1%

For the six months ended August 29, 2014, consolidated net sales were $924.4 million, up from $904.2 million in the prior year six months. This 2.2%, or $20.2 million, increase was driven by higher sales of greeting cards of approximately $26 million, increased sales of gift packaging and party goods of approximately $1 million and the favorable impact of foreign currency of approximately $17 million. These increases were partially offset by lower sales in our fixtures business of approximately $15 million, decreased sales of other ancillary products of approximately $7 million and the unfavorable impact of SBT implementations of approximately $2 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $1.9 million in the six months ended August 29, 2014 compared to the same period in the prior year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the six months ended August 29, 2014 and August 30, 2013 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2014	2013	2014	2013	2014	2013
Unit volume	(1.4%)	0.8%	4.2%	2.1%	0.1%	1.1%
Selling prices	4.9%	2.7%	2.0%	(0.2%)	4.1%	1.9%
Overall increase / (decrease)	3.4%	3.5%	6.3%	1.9%	4.2%	3.0%

During the six months ended August 29, 2014, combined everyday and seasonal greeting card sales less returns increased 4.2% compared to the prior year six months. The overall increase was primarily driven by increases in selling prices from our everyday and seasonal greeting cards in our North American Social Expression Products segment and everyday greeting cards in our International Social Expression Products segment.

Everyday card sales less returns were up 3.4% compared to the prior year six months, as a result of increases in selling prices of 4.9%, partially offset by a decline in unit volume of 1.4%. The increase in selling prices was driven by general price increases and favorable product mix within the core product line, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume decline was primarily driven by soft sales within our International Social Expression Products segment.

Seasonal card sales less returns increased 6.3%, with unit volume growth of 4.2% and selling price increases of 2.0%. The increase in unit volume was attributable to our Mother’s Day program in both our North American Social Expression Products and International Social Expression Products segments and our Easter program within our North American Social Expression Products segment. The increase in selling prices was driven by our Father’s Day, Graduation and Fall programs in our North American Social Expression Products segment.

Expense Overview

MLOPC for the six months ended August 29, 2014 were $380.9 million, an increase of $0.4 million from $380.5 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 40.7% in the current period compared to 41.5% for the six months ended August 30, 2013. The dollar increase was primarily due to the impact of higher sales and unfavorable product mix in the current year six months as well as the unfavorable impact of foreign currency translation of approximately $9 million. Partially offsetting these increases were lower product display material costs, lower product manufacturing expenses and the favorable impact of higher absorption of production and product related costs associated with inventory growth during the current year first half that was greater than in the prior year period. The additional inventory growth in the current year is associated with a new party goods product launch and the timing of the pre-holiday seasonal inventory build.

SDM expenses for the six months ended August 29, 2014 were $338.1 million, increasing $12.8 million from $325.3 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 36.1% in the current period compared to 35.5% for the prior year period. The increase was primarily driven by higher supply chain costs of approximately $4 million, increased retail store expenses of approximately $1 million and the unfavorable impact of foreign currency translation of approximately $10 million. Partially offsetting these increases were lower sales, marketing and product management expenses of approximately $2 million.

Administrative and general expenses were $136.1 million for the six months ended August 29, 2014, a decrease of $17.7 million from $153.8 million in the prior year period. This decrease was driven primarily by prior year costs and fees related to taking the Corporation private of approximately $26 million that did not recur in the current year and lower stock-based compensation expense of approximately $2 million. The decrease was partially offset by higher costs in the current year of approximately $4 million related to a long-term incentive program that we established in the third quarter of the prior year as a replacement to our prior stock-based compensation programs, higher technology costs of approximately $4 million and the unfavorable impact of foreign currency translation of approximately $2 million.

Other operating income – net was $25.8 million for the six months ended August 29, 2014 compared to $4.3 million for the prior year six month period. The increase was driven primarily by the gain on the sale of AGI In-Store of $38.8 million, partially offset by a non-cash loss recorded upon sale of our current world headquarters location of $15.5 million, both of which occurred in the current year second quarter. In addition, in both the current year and prior year six month periods, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an impairment recovery related to the senior secured debt of Clinton Cards that we acquired in May 2012 and subsequently impaired. The recovery was $3.4 million for the six months ended August 29, 2014 and $2.4 million for six months ended August 30, 2013. The current year recovery represents the final amount of a full recovery of the impairment. The income related to the impairment recovery in the current year first quarter was partially offset by other expenses of $2.1 million related to the Clinton Cards bankruptcy administration.

Other non-operating income – net for the six months ended August 29, 2014 was $1.4 million, decreasing $4.0 million from $5.4 million in the prior year second quarter. The decrease was driven primarily by a gain of approximately $3.3 million in the prior year second quarter related to the Corporation’s investment in Party City that did not recur in the current year period.

The effective tax rate was 26.0% and 51.6% for the six months ended August 29, 2014 and August 30, 2013, respectively. The lower than statutory rate in the current period is due to both the recording of a net $3.1 million federal tax refund and related interest attributable to fiscal 2000 and the error corrections identified in the current year first quarter and recorded in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the first quarter of fiscal 2015, we identified and corrected errors in the accounting for income taxes that related primarily to the year ended February 28, 2014. These errors primarily related to our failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the going private transaction in fiscal 2014. See Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information. The higher than statutory rate in the prior period was due primarily to the recording of an $8.0 million valuation allowance against certain net operating loss and foreign tax credit carryforwards which we believed at the time would expire unused as a result of the going private transaction.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under ASC Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At August 29, 2014, we operated 402 card and gift retail stores in the United Kingdom (“UK”) through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Non-reportable segment primarily includes licensing activities and the design, manufacture and sales of display fixtures. The display fixtures business was sold on the last day of the quarter ended August 29, 2014. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 18, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

	Three Months Ended August		%		Six Months Ended August		%
(Dollars in thousands)	29, 2014	30, 2013	Change		29, 2014	30, 2013	Change
Total revenue	$276,990	$261,694	5.8%		$606,047	$589,981	2.7%
Segment earnings	27,830	35,045	(20.6%	)	97,194	101,392	(4.1%	)

Total revenue of our North American Social Expression Products segment increased $15.3 million for the three months ended August 29, 2014 and increased $16.1 million for the six months ended August 29, 2014 compared to the prior year periods. The increase during the current quarter was primarily driven by higher sales of greeting cards of approximately $18 million and higher sales of gift packaging and party goods of approximately $3 million. These increases for the current quarter were partially offset by lower sales of other ancillary products of approximately $4 million and the unfavorable impacts of foreign currency translation and SBT implementations of approximately $1 million each. The increase in total revenue for the six months ended August 29, 2014 was primarily driven by higher sales of greeting cards of approximately $24 million and higher sales of gift packaging and party goods of approximately $1 million. These increases for the six month period were partially offset by lower sales of other ancillary products of approximately $4 million and the unfavorable impacts of foreign currency translation and SBT implementations of approximately $3 million and $2 million, respectively.

Segment earnings decreased $7.2 million in the current three months compared to the three months ended August 30, 2013. The decrease was driven primarily by a non-cash loss related to the sale of our current world headquarters location, of which approximately $13 million of the total loss of $15.5 million was recorded within the North American Social Expression Products segment, higher supply chain costs of approximately $3 million, increased technology costs of approximately $3 million and higher costs in the current year of approximately $1 million related to a long-term incentive program that we established in the third quarter of the prior year as a replacement to our prior stock-based compensation programs. These unfavorable variances were partially offset by the impact of higher revenues in the current year second quarter.

Segment earnings decreased $4.2 million in the six month period ended August 30, 2014 compared to the prior year period. The decrease was driven primarily by a non-cash loss related to the sale of our current world headquarters location, of which approximately $13 million of the total loss of $15.5 million was recorded within the North American Social Expression Products segment, higher supply chain costs of approximately $5 million, increased technology costs of approximately $4 million and higher costs in the current year of approximately $3 million related to a long-term incentive program that we established in the third quarter of the prior year as a replacement to our prior stock-based compensation programs. These unfavorable variances were partially offset by the impact of higher revenues and favorable product mix in the current year six month period.

International Social Expression Products Segment

	Three Months Ended August		%		Six Months Ended August		%
(Dollars in thousands)	29, 2014	30, 2013	Change		29, 2014	30, 2013	Change
Total revenue	$57,217	$54,635	4.7%		$122,191	$114,344	6.9%
Segment earnings	564	684	(17.5%	)	2,016	1,014	98.8%

Total revenue of our International Social Expression Products segment increased $2.6 million and $7.8 million for the three and six months ended August 29, 2014, respectively, compared to the prior year periods. The increases were primarily due to the favorable impact of foreign currency translation of approximately $5 million and $7 million for the current year three and six month periods, respectively. Greeting card sales for the three months ended August 29, 2014 decreased by approximately $2 million compared to the prior year quarter while card sales for the six month period remained flat compared to the prior year. The current year six month period included the favorable impact of fewer SBT implementations of approximately $1 million.

Segment earnings remained flat year-over-year for the three months ended August 29, 2014 and August 30, 2013. The impact on earnings from decreased greeting card sales as well as increased scrap expense of approximately $2 million was offset by favorable product mix.

Segment earnings increased $1.0 million in the six months ended August 29, 2014, compared to the six months ended August 30, 2013. The increased earnings were primarily driven by slightly lower year-over-year supply chain and general and administrative costs.

Retail Operations Segment

	Three Months Ended August		%		Six Months Ended August		%
(Dollars in thousands)	29, 2014	30, 2013	Change		29, 2014	30, 2013	Change
Total revenue	$69,741	$62,732	11.2%		$148,905	$137,450	8.3%
Segment loss	(14,563)	(8,984)	(62.1%	)	(18,603)	(12,436)	(49.6%	)

Total revenue of our Retail Operations segment increased $7.0 million and $11.5 million for the three and six months ended August 29, 2014, respectively, compared to the prior year periods. The increases were driven by the impact of favorable foreign exchange translation of approximately $7 million and $13 million for the three and six month periods, respectively. During the three and six month periods ended August 29, 2014, net sales at stores open one year or more were down approximately 0.5% and 2.1%, respectively, compared to the same periods in the prior year.

Segment earnings decreased $5.6 million and $6.2 million in the three and six months ended August 29, 2014, respectively, compared to the prior year periods. The lower segment earnings were the result of lower gross margins driven by promotional pricing activities and higher store operating costs.

AG Interactive Segment

	Three Months Ended August		%		Six Months Ended August		%
(Dollars in thousands)	29, 2014	30, 2013	Change		29, 2014	30, 2013	Change
Total revenue	$14,445	$14,504	(0.4%	)	$28,944	$29,204	(0.9%	)
Segment earnings	5,964	3,165	88.4%		11,376	6,478	75.6%

Total revenue of AG Interactive decreased slightly for both the three and six months ended August 29, 2014. This decrease in revenue was driven primarily by slightly lower advertising revenue compared to the prior year. At the end of the second quarter of fiscal 2015, AG Interactive had approximately 3.6 million online paid subscriptions compared to 3.7 million at the end of the same period in the prior year.

Segment earnings increased $2.8 million and $4.9 million for the three and six months ended August 29, 2014 primarily due to cost savings initiatives initiated in the prior year.

Non-reportable Segment

	Three Months Ended August		%		Six Months Ended August		%
(Dollars in thousands)	29, 2014	30, 2013	Change		29, 2014	30, 2013	Change
Total revenue	$14,032	$26,856	(47.8%	)	$29,922	$46,745	(36.0%	)
Segment (loss) earnings	(1,306)	10,059	(113.0%	)	2,709	17,441	(84.5%	)

Total revenue from our Non-reportable segment decreased $12.8 million and $16.8 million for the three and six months ended August 29, 2014, respectively, compared to the prior year periods. This decrease in revenue was driven primarily by our fixtures business, where, during the first quarter of the prior year, we obtained a contract to supply fixtures to a large consumer electronics company. This contract, which was completed during the second quarter of the prior year, contributed approximately $26 million of revenue in the prior year six month period, including approximately $16 million in the prior year second quarter, and did not recur in the first half of the current year. This decrease in revenue was partially offset by other fixtures business revenue growth.

Segment earnings decreased $11.4 million and $14.7 million for the three and six months ended August 29, 2014 compared to the prior year periods. This decrease was primarily driven by the display fixtures business, due to lower sales volume, unfavorable product mix and higher operating costs. As noted above, the display fixtures business was sold on August 29, 2014.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt, domestic profit-sharing expense, and for the three and six months ended August 30, 2013, stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended August		Six Months Ended August
(Dollars in thousands)	29, 2014	30, 2013	29, 2014	30, 2013
Interest expense	$(9,255)	$(5,433)	$(18,249)	$(9,745)
Profit-sharing expense	(1,389)	(484)	(5,468)	(4,465)
Stock-based compensation expense	—	(11,121)	—	(13,596)
Corporate overhead expense	26,662	(17,249)	18,968	(27,855)

Total Unallocated	$16,018	$(34,287)	$(4,749)	$(55,661)

For the three and six month periods ended August 30, 2013, stock-based compensation in the table above includes non-cash stock-based compensation prior to closing of the going private transaction and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the closing of the going private transaction, a portion of which was non-cash. There is no stock-based compensation subsequent to the closing of the going private transaction as these plans were converted into cash compensation plans.

During the current year second quarter, we sold our world headquarters location and incurred a non-cash loss on disposal of $15.5 million, of which $2.2 million was recorded within the Unallocated segment. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

For both the three and six month periods ended August 29, 2014, “Corporate overhead expense” included the gain on sale of AGI In-Store of $38.8 million. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

For the three and six month periods ended August 30, 2013, “Corporate overhead expense” included non-recurring costs related to the going private transaction of approximately $12.6 million and $17.2 million, respectively.

For both the three and six month periods ended August 30, 2013, “Corporate overhead expense” included a gain totaling $3.3 million related to a cash distribution on its minority investment in the common stock of Party City.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of August 30, 2013, has been included.

Operating Activities

Operating activities used $28.3 million of cash during the six months ended August 29, 2014, compared to providing $34.1 million in the prior year period.

Accounts receivable provided $0.1 million of cash during the six months ended August 29, 2014, compared to providing $9.5 million of cash during the prior year period. The year-over-year decrease in cash flow of approximately $9 million occurred primarily within our North American Social Expression Products and International Social Expression Products segments due primarily to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period.

Inventory used $76.6 million of cash during the six months ended August 29, 2014, compared to $49.6 million in the prior year six months. Historically, the first half of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the fall and winter seasonal holidays. In addition to the normal seasonal inventory build, the current year includes an inventory increase related to a new party goods product launch and inventory growth in our Retail Operations segment to align inventory to more normalized levels.

Other current assets used $2.4 million of cash during the six months ended August 29, 2014, compared to providing $16.1 million during the prior year six months. The variance between years is due to the change in the balance of prepaid rents in our Retail Operations segment, primarily driven by year-over-year timing differences.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 29, 2014, amortization exceeded payments by $22.0 million. During the six months ended August 30, 2013, amortization exceeded payments by $24.4 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $39.4 million of cash during the six months ended August 29, 2014, compared to using $39.7 million in the prior year period.

Investing Activities

Investing activities provided $47.8 million of cash during the six months ended August 29, 2014, compared to using $14.6 million in the prior year period. The current year includes proceeds received from the sale of AGI In-Store and the sale of our current world headquarters of $73.7 million and $13.5 million, respectively. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information. In addition, the current year includes proceeds received from H L & L Property Company, an indirect affiliate of American Greetings (“H L & L”) of $9.9 million related to the sale of certain assets previously purchased by us related to the new world headquarters. Partially offsetting these cash inflows was cash paid for capital expenditures of $50.2 million during the current year six month period.

In the prior year period, the cash usage was primarily driven by $32.0 million of cash paid for capital expenditures. The prior year also included the receipt of a cash distribution of $12.1 million related to our investment in Party City.

Financing Activities

Financing activities used $38.7 million of cash during the current year six months, compared to $56.7 million in the prior year six month period. During the current year, this use of cash was primarily driven by cash dividend payments of $24.2 million. In addition, we made payments in the aggregate of $10.0 million on our term loan and made repayments, net of borrowings, under our revolving credit facility of $4.5 million.

The primary use of cash in the prior year was in connection with activities related to the going private transaction. These activities included borrowings under our new credit agreement, net of repayments and debt issuance costs, which provided cash of $285.4 million, the contribution from Century Intermediate Holding Company (“CIHC”), our parent and sole shareholder, which provided cash of $240.0 million and payment of cash of $568.3 million to complete the going private transaction and cancel outstanding shares. In addition, prior to the going private transaction, we paid cash dividends of $9.6 million.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $630 million at August 29, 2014, which included $330 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $272.3 million in the aggregate was unused as of August 29, 2014. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At August 29, 2014, we had no borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under our accounts receivable securitization facility. We had, in the aggregate, $27.7 million outstanding under letters of credit, which reduced the total credit availability thereunder as of August 29, 2014.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2014 for further information.

At August 29, 2014, we were in compliance with our financial covenants under the borrowing agreements described above.

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

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2014 on this project was approximately $109 million. During the six months ended August 29, 2014, we spent approximately $9 million, including capital of approximately $6 million and expense of approximately $3 million, on these information technology systems. We currently expect to spend a total of at least an additional $150 million on these information technology systems over the remaining life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, helping us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

In May 2011, we announced plans to relocate our world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the going private transaction, we announced plans in October 2013 to resume the project and on March 26, 2014, we purchased the land on which the new world headquarters will be built. We are leasing a portion of the real property to H L & L, which will build the new world headquarters on the site. We have also entered into an operating lease with H L & L for the use of the new world headquarters building, which we expect to be ready for occupancy in calendar year 2016. Further details of the relocation undertaking are provided in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 18 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 and Note 17, “Related Party Information,” to the Consolidated Financial Statements of this Form 10-Q.

During the quarter ended August 29, 2014, we paid cash dividends in the aggregate amount of $24.2 million to CIHC, our parent and sole shareholder, $14.3 million of which was for the purpose of paying interest on the PIK Notes. In addition, H L & L paid to us $9.9 million to acquire certain assets previously purchased by us related to the new world headquarters project.

Contractual Purchase Obligations

In connection with the sale of AGI In-Store, effective August 29, 2014, we entered into a long-term supply agreement whereby we are committed to purchase a significant portion of our North American display fixtures requirements from Rock-Tenn Company. The supply agreement has an initial term of five years. The Corporation is committed to purchase $180 million of display fixture related products, accessories and/or services over the initial term of the agreement.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	the ability of Clinton Cards to achieve the anticipated revenue and operating profits, including risks associated with leasing substantial amounts of space for its retail stores;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	unanticipated expenses we may be required to incur relating to our world headquarters project;

•	our ability to qualify for state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	our inability to remediate the material weakness related to our internal control over the accounting for income taxes;

•	the timing and impact of converting customers to a scan-based trading model;

•	Schurman Fine Papers’ ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of advertising and marketing efforts, such as our online efforts through Cardstore.com;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2014. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2014, the end of our preceding fiscal year, to August 29, 2014, the end of our most recent fiscal quarter.

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

Planned Remediation Efforts to Address Material Weakness

In order to remediate this material weakness and further strengthen the overall controls surrounding our accounting for income taxes, the following steps have been or will be taken to improve the overall processes and controls in our tax function:

•	review tax procedures and make recommendations to improve processes;

•	add tax resources to facilitate the execution of the Corporation’s review procedures;

•	utilize external advisors regarding complex tax issues to supplement knowledge that may not be available internally.

Specifically related to the preparation of the tax accounts for the quarters ended May 30, 2014 and August 29, 2014 and to ensure that the consolidated financial statements filed with those quarterly reports on Form 10-Q are presented fairly in accordance with U.S. generally accepted accounting principles, we utilized external resources and advisors as discussed above. In utilizing the external resources and advisors, we identified additional errors which were corrected during the quarter ended May 30, 2014. See Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 4, 2014, Al Smith and Jeffrey Hourcade, former fixture installation crew members for special projects, individually and on behalf of those similarly situated, filed a lawsuit against American Greetings Corporation in the U.S. District Court for the Northern District of California, San Francisco Division. Plaintiffs claim that the Corporation (1) failed to pay overtime wages and minimum wages in violation of the Fair Labor Standards Act (“FLSA”) and the California Labor Code, Industrial Welfare Commission Wage Orders (“California Law”); (2) failed to make payments within the required time in violation of California Law; (3) failed to provide properly itemized wage statements in violation of the California law; and (4) engaged in unfair competition in violation of California’s Business and Professions Code. Plaintiffs claim to represent a class of all persons who, at any time since June 4, 2010, were employed by the Corporation in California as non-exempt employees and certify subclasses therein with respect to the California Law violations detailed above. In addition, plaintiffs claim to assert a nationwide collective action under the FLSA. For themselves and the proposed classes, plaintiffs seek an unspecified amount of general and special damages, including but not limited to minimum wages, agreed upon wages and overtime wages, statutory liquidated damages, statutory penalties (including penalties under the California Labor Code Private Attorney General Act of 2004 (“PAGA”), unpaid benefits, reasonable attorneys’ fees and costs, and interest. In addition, plaintiffs request disgorgement of all funds the Corporation acquired by means of any act or practice that constitutes unfair competition and restoration of such funds to the plaintiffs and the proposed classes.

The Corporation was served with the Complaint on July 16, 2014 and on July 31, 2014, the Corporation filed a Motion to Dismiss. On August 3, 2014, prior to the Court ruling on the defendant’s Motion to Dismiss, plaintiffs filed their First Amended Complaint. The Corporation vacated its Motion to Dismiss and filed its answer to the First Amended Complaint on August 21, 2014.

In addition to the foregoing, we are involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including, but not limited to, employment, commercial disputes and other contractual matters. We, however, do not believe that based on currently available information any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on the Corporation’s financial condition, although the outcome could be material to the Corporation’s operating results for any particular period, depending, in part, upon the operating results for such period.

Item 5. Other Information

American Greetings maintains a Supplemental Executive Retirement Plan (as amended and restated, the “SERP”) that provides retirement benefits to officers at the Vice President level and above named as participants by the Board of Directors before December 31, 2013, which includes our named executive officers. The amount of the benefit is calculated based on a formula consisting of the executive’s length of service (to a maximum of twenty years) and final average earnings (the average of the two highest years of base salary earnings, plus the incentive that would have been paid under any annual incentive plan then in effect if the participant had been paid exactly 50% of his or her target incentive compensation). As previously disclosed, the SERP program was frozen effective December 31, 2013. As such, benefits earned as of that date were vested; however, the vested benefit amounts will be calculated using each participant’s years of service and earnings as of that date. Notwithstanding, in connection with Mr. Jeffrey Weiss’s August 2013 promotion to Co-Chief Executive Officer of American Greetings and associated increase in compensation to equal the compensation of Zev Weiss, for purposes of calculating his SERP benefit, as of October 7, 2014, Mr. Jeffrey Weiss’s SERP benefit has been modified to be calculated based on base salary earnings and target bonus percentages that he would have earned had he been compensated at the same level as Mr. Zev Weiss during 2012 and 2013. The effect of this revision is that Mr. Jeffrey Weiss’s SERP benefit at retirement will be based on a base salary of $987,067, and a target bonus percentage of 100%, increasing his monthly benefit (assuming retirement at age 65) from $20,023 to $24,677. All other terms of the SERP continue to apply and were not otherwise modified. For a description of the SERP, please refer to our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Ninth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 8, 2014, among AGC Funding Corporation, the Corporation, as Servicer and PNC Bank, National Association, as Purchaser Agent, Administrator and as Issuer of Letters of Credit.

31(a)	Certification of co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended August 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended August 29, 2014, and August 30, 2013, (ii) Consolidated Statement of Comprehensive Income (Loss) for the quarters ended August 29, 2014, and August 30, 2013, (iii) Consolidated Statement of Financial Position at August 29, 2014, February 28, 2014 and August 30, 2013, (iv) Consolidated Statement of Cash Flows for the six months ended August 29, 2014 and August 30, 2013 and (v) Notes to the Consolidated Financial Statements for the quarter ended August 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and Chief Accounting Officer *

October 10, 2014

* (Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)