Form 10-Q
period 2014-11-28
AMERICAN GREETINGS CORP
filed 2015-01-09
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2014

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

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of January 9, 2015, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 28, 2014	November 29, 2013	November 28, 2014	November 29, 2013
Net sales	$508,006	$502,107	$1,432,370	$1,406,319
Other revenue	6,052	5,409	17,697	18,921

Total revenue	514,058	507,516	1,450,067	1,425,240
Material, labor and other production costs	249,518	244,829	630,413	625,340
Selling, distribution and marketing expenses	175,039	177,154	513,132	502,500
Administrative and general expenses	64,829	74,814	200,974	228,578
Other operating income – net	(699)	(2,368)	(26,495)	(6,647)

Operating income	25,371	13,087	132,043	75,469
Interest expense	9,533	8,454	27,782	18,199
Interest income	(2,517)	(29)	(2,658)	(222)
Other non-operating expense (income) – net	833	1,047	(546)	(4,351)

Income before income tax expense	17,522	3,615	107,465	61,843
Income tax expense	6,261	310	29,625	30,366

Net income	$11,261	$3,305	$77,840	$31,477

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 28, 2014	November 29, 2013	November 28, 2014	November 29, 2013
Net income	$11,261	$3,305	$77,840	$31,477
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,662)	9,996	(15,917)	8,336
Pension and postretirement benefit adjustments	173	192	287	1,009
Unrealized loss on securities	—	—	—	(4)

Other comprehensive (loss) income, net of tax	(15,489)	10,188	(15,630)	9,341

Comprehensive (loss) income	$(4,228)	$13,493	$62,210	$40,818

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars except share and per share amounts)

	(Unaudited)	(Note 1)	(Unaudited)
	November 28, 2014	February 28, 2014	November 29, 2013
ASSETS
Current assets
Cash and cash equivalents	$31,431	$63,963	$15,775
Trade accounts receivable, net	173,691	97,925	201,392
Inventories	286,190	254,761	291,372
Deferred and refundable income taxes	46,247	46,996	47,252
Prepaid expenses and other	144,086	146,164	151,277

Total current assets	681,645	609,809	707,068
Other assets	501,392	542,766	421,326
Deferred and refundable income taxes	91,905	74,103	98,646
Property, plant and equipment – at cost	810,526	855,141	848,233
Less accumulated depreciation	443,761	479,376	468,015

Property, plant and equipment – net	366,765	375,765	380,218

	$1,641,707	$1,602,443	$1,607,258

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Debt due within one year	$23,800	$20,000	$20,000
Accounts payable	122,637	120,568	124,163
Accrued liabilities	60,125	68,838	64,792
Accrued compensation and benefits	63,596	74,017	63,910
Income taxes payable	21,835	14,866	2,745
Deferred revenue	22,961	31,288	25,438
Other current liabilities	67,450	85,785	68,408

Total current liabilities	382,404	415,362	369,456
Long-term debt	570,232	539,114	622,328
Other liabilities	311,265	301,815	231,585
Deferred income taxes and noncurrent income taxes payable	12,303	18,705	19,921
Shareholder’s equity
Common shares – par value $.01 per share:
100 shares issued and outstanding	—	—	—
Capital in excess of par value	240,000	240,000	240,000
Accumulated other comprehensive (loss) income	(14,878)	752	(7,792)
Retained earnings	140,381	86,695	131,760

Total shareholder’s equity	365,503	327,447	363,968

	$1,641,707	$1,602,443	$1,607,258

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 28, 2014	November 29, 2013
OPERATING ACTIVITIES:
Net income	$77,840	$31,477
Adjustments to reconcile net income to cash flows from operating activities:
Stock-based compensation	—	8,091
Net gain on sale of AGI In-Store	(38,663)	—
Net loss on disposal of fixed assets	15,823	559
Depreciation and intangible assets amortization	45,581	40,450
Clinton Cards secured debt recovery	(3,390)	(4,232)
Interest on Clinton Cards secured debt	(2,507)	—
Provision for doubtful accounts	767	513
Deferred income taxes	(15,716)	10,988
Gain related to Party City investment	—	(3,262)
Other non-cash charges	5,039	2,090
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(83,981)	(94,636)
Inventories	(57,791)	(43,588)
Other current assets	(185)	14,817
Receivable from parent and related parties	95	—
Income taxes	886	6,465
Deferred costs – net	(1,376)	15,021
Accounts payable and other liabilities	(23,688)	(21,935)
Other – net	4,216	4,052

Total Cash Flows From Operating Activities	(77,050)	(33,130)
INVESTING ACTIVITIES:
Property, plant and equipment additions	(70,263)	(45,336)
Proceeds from sale of fixed assets	23,811	1,630
Proceeds from sale of AGI In-Store	73,659	—
Proceeds from Clinton Cards administration	11,926	4,982
Proceeds related to Party City investment	—	12,105

Total Cash Flows From Investing Activities	39,133	(26,619)
FINANCING ACTIVITIES:
Proceeds from revolving lines of credit	347,200	311,336
Repayments on revolving lines of credit	(299,900)	(295,236)
Proceeds from term loan	—	339,250
Repayments on term loan	(15,000)	—
Issuance, exercise or settlement of share-based payment awards	—	(4,487)
Tax benefit from share-based payment awards	—	279
Contribution from parent	—	240,000
Payments to shareholders to effect merger	—	(568,303)
Dividends to shareholders	(24,154)	(27,809)
Financing fees	(1,065)	(6,545)

Total Cash Flows From Financing Activities	7,081	(11,515)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,696)	980

DECREASE IN CASH AND CASH EQUIVALENTS	(32,532)	(70,284)
Cash and Cash Equivalents at Beginning of Year	63,963	86,059

Cash and Cash Equivalents at End of Period	$31,431	$15,775

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended November 28, 2014 and November 29, 2013

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

The Corporation provides Schurman limited credit support through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which expires in July 2016. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of November 28, 2014 requiring the use of the Liquidity Guaranty.

During the current quarter, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of November 28, 2014 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10.0 million;

•	normal course of business trade and other receivables due from Schurman of $33.8 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the retail store operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $5.1 million, $7.1 million and $8.5 million as of November 28, 2014, February 28, 2014 and November 29, 2013, respectively.

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

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Corporation adopted ASU 2014-08 on August 29, 2014 in connection with the disposition of A.G. Industries, Inc. See Note 4 for further information.

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

On August 29, 2014, the Corporation completed the sale of its wholly-owned display fixtures business, A.G. Industries, Inc. (dba AGI In-Store “AGI In-Store”), to Rock-Tenn Company for $73.7 million in cash, subject to closing date working capital adjustments. A net gain of $38.7 million has been recognized from the sale during the nine month period ended November 28, 2014 and is included in “Other operating income – net” on the Consolidated Statement of Income. AGI In-Store, which is included in the non-reportable segment, had operating income of $0.1 million for the current fiscal year through the date of sale ($18.6 million of operating income for the nine month period ended November 29, 2013).

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

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2014	November 29, 2013	November 28, 2014	November 29, 2013
Royalty revenue	$5,666	$5,046	$16,527	$17,964
Royalty expenses
Material, labor and other production (credit) costs	$(1,527)	$1,954	$1,508	$5,453
Selling, distribution and marketing expenses	1,562	1,431	4,837	4,615
Administrative and general expenses	447	421	1,228	1,322

	$482	$3,806	$7,573	$11,390

Note 6 – Other Income and Expense

Other Operating Income – Net

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2014	November 29, 2013	November 28, 2014	November 29, 2013
Gain adjustment (gain) on sale of AGI In-Store	$139	$—	$(38,663)	$—
Clinton Cards secured debt recovery	—	(1,804)	(3,390)	(4,232)
Loss on asset disposal	90	672	15,823	559
Miscellaneous	(928)	(1,236)	(265)	(2,974)

Other operating income – net	$(699)	$(2,368)	$(26,495)	$(6,647)

During the nine months ended November 28, 2014, the Corporation recognized a net gain of $38.7 million from the sale of AGI In-Store, which included a second quarter gain of $38.8 million and an adjustment to the gain in the third quarter of $0.1 million. The cash proceeds of $73.7 million from the sale are included in “Proceeds from sale of AGI In-Store” on the Consolidated Statement of Cash Flows. See Note 4 for further information.

“Loss on asset disposal” during the nine month period ended November 28, 2014 included a non-cash loss of $15.5 million related to the sale of the Corporation’s current world headquarters location during the current year second quarter. The cash proceeds of $13.5 million are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows. See Note 4 for further information.

During the first quarter of 2015, the Corporation recorded an impairment recovery of $3.4 million related to the senior secured debt of Clinton Cards that the Corporation acquired in May 2012 and subsequently impaired. This recovery, which was based on current estimated recovery information provided by the bankruptcy administrators of the Clinton Cards liquidation (“Administrators”), represented the final amount of a full recovery of the prior impairment. During the third quarter of 2015, as part of the liquidation process, the Corporation received a distribution of $11.3 million which included the full recovery of the remaining senior secured debt claim as well as accumulated interest that was previously not expected to be received. The interest of $2.5 million is included in “Interest income” on the Consolidated Statement of Income.

During the three and nine month periods ended November 29, 2013 the impairment of the secured debt of Clinton Cards, based on updated recovery information provided by the Administrators, was also adjusted, resulting in a gain of $1.8 million and $4.2 million, respectively.

Other Non-Operating Expense (Income) - Net

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2014	November 29, 2013	November 28, 2014	November 29, 2013
Impairment of investment in Schurman	$—	$1,935	$—	$1,935
Gain related to Party City investment	—	—	—	(3,262)
Foreign exchange loss (gain)	955	(454)	432	(1,729)
Rental income	(122)	(408)	(877)	(1,294)
Miscellaneous	—	(26)	(101)	(1)

Other non-operating expense (income)– net	$833	$1,047	$(546)	$(4,351)

During the three months ended November 29, 2013, the Corporation recognized an impairment loss of $1.9 million associated with its investment in Schurman. See Note 1 for further information.

In July 2013, the Corporation recognized a gain totaling $3.3 million related to a cash distribution on its minority investment in the common stock of Party City Holdings, Inc. (“Party City”).

Note 7 – Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive income (loss) are as follows.

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Other Postretirement Benefits	Total
Balance at February 28, 2014	$25,139	$(24,387)	$752
Other comprehensive loss before reclassifications	(15,917)	(158)	(16,075)
Amounts reclassified from accumulated other comprehensive income (loss)	—	445	445

Net current period other comprehensive (loss) income	(15,917)	287	(15,630)

Balance at November 28, 2014	$9,222	$(24,100)	$(14,878)

The reclassifications out of accumulated other comprehensive income (loss) are as follows.

(In thousands)	Nine Months Ended November 28, 2014	Consolidated Statement of Income Classification
Amortization of pension and other postretirement benefits items
Actuarial losses, net	$(1,060)	Administrative and general expenses
Prior service credit, net	394	Administrative and general expenses

	(666)
Tax benefit	221	Income tax expense

Total, net of tax	(445)

Total reclassifications	$(445)

Note 8 – Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 28, 2014	February 28, 2014	November 29, 2013
Allowance for seasonal sales returns	$26,651	$26,613	$30,028
Allowance for outdated products	9,624	9,692	9,848
Allowance for doubtful accounts	1,752	2,488	3,934
Allowance for marketing funds	33,155	28,277	28,416
Allowance for rebates	31,987	27,369	29,191

	$103,169	$94,439	$101,417

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $16.1 million, $16.5 million and $15.4 million as of November 28, 2014, February 28, 2014 and November 29, 2013, respectively.

Note 9 – Inventories

(In thousands)	November 28, 2014	February 28, 2014	November 29, 2013
Raw materials	$11,668	$20,915	$22,447
Work in process	6,404	8,093	8,178
Finished products	343,460	287,481	323,204

	361,532	316,489	353,829
Less LIFO reserve	84,132	82,140	85,617

	277,400	234,349	268,212
Display materials and factory supplies	8,790	20,412	23,160

	$286,190	$254,761	$291,372

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $88.5 million, $66.8 million and $82.0 million as of November 28, 2014, February 28, 2014 and November 29, 2013, respectively.

Note 10 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	November 28, 2014	February 28, 2014	November 29, 2013
Prepaid expenses and other	$107,729	$100,282	$103,173
Other assets	389,533	428,090	301,844

Deferred cost assets	497,262	528,372	405,017
Other current liabilities	(66,007)	(84,860)	(64,652)
Other liabilities	(136,111)	(149,190)	(83,100)

Deferred cost liabilities	(202,118)	(234,050)	(147,752)

Net deferred costs	$295,144	$294,322	$257,265

The Corporation maintains an allowance for deferred costs related to supply agreements of $2.6 million, $4.1 million and $5.6 million at November 28, 2014, February 28, 2014 and November 29, 2013, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Note 11 – Other Liabilities

Included in “Other liabilities” on the Consolidated Statement of Financial Position is a deferred lease obligation related to an operating lease with H L & L Property Company (“H L & L”), for a building that will function as the future American Greetings world headquarters. The building is currently being constructed and expected to be available for occupancy in calendar year 2016.

H L & L is an indirect affiliate of American Greetings as it is indirectly owned by members of the Weiss family. Due to, among other things, the Corporation’s involvement in the construction of the building, the Corporation is required to be treated, for accounting purposes only, as the “deemed owner” of the new world headquarters building during the construction period. Accordingly, the Corporation has recorded an asset and associated offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. As of November 28, 2014, the asset and corresponding liability was $19.0 million.

Note 12 – Debt

Debt due within one year was as follows:

(In thousands)	November 28, 2014	February 28, 2014	November 29, 2013
Current portion of term loan	$20,000	$20,000	$20,000
Accounts receivable facility	3,800	—	—

	$23,800	$20,000	$20,000

Long-term debt and their related calendar year due dates were as follows:

(In thousands)	November 28, 2014	February 28, 2014	November 29, 2013
Term loan, due 2019	$325,000	$340,000	$350,000
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2018	48,000	4,500	77,300
6.10% senior notes, due 2028	181	181	181
Unamortized financing fees	(7,949)	(10,567)	(10,153)

	590,232	559,114	642,328
Current portion of term loan	(20,000)	(20,000)	(20,000)

	$570,232	$539,114	$622,328

At November 28, 2014, the balances outstanding on the term loan facility, the revolving credit facility and accounts receivable facility bear interest at a rate of approximately 2.7%, 2.7% and 0.6%, respectively. The revolving credit facility and accounts receivable facility provide the Corporation with funding of up to $250 million and $50 million, respectively. Outstanding letters of credit, which reduce the total credit available under the revolving credit and the accounts receivable facilities, totaled $27.7 million at November 28, 2014.

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $238.0 million (at a carrying value of $225.2 million), $234.7 million (at a carrying value of $225.2 million) and $228.8 million (at a carrying value of $225.2 million) at November 28, 2014, February 28, 2014 and November 29, 2013, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $369.6 million (at a principal carrying value of $373.0 million), $344.5 million (at a principal carrying value of $344.5 million), and $427.3 million (at a principal carrying value of $427.3 million) at November 28, 2014, February 28, 2014 and November 29, 2013, respectively.

On September 5, 2014, the Corporation amended the Credit Agreement which provides for the term loan facility and revolving credit facility. The amendment modifies the Credit Agreement to, among other things: (i) reduce the interest rates applicable to the term loan and revolving loans, (ii) eliminate the LIBOR floor interest rate used in the determination of interest charged on Eurodollar revolving loans, (iii) reduce the commitment fee applicable to unused revolving commitments and (iv) reset the usage term of the general restricted payment basket with effect from September 5, 2014. As a result of this amendment and certain changes in the syndicated lending group, the Corporation expensed $1.9 million of unamortized financing fees and capitalized $1.1 million of new fees in the quarter ended November 28, 2014.

On August 8, 2014, the Corporation amended its accounts receivable facility. The amendment modified the accounts receivable facility to, among other things: (i) extend the scheduled termination date to August 7, 2015 and (ii) reduce the fees associated with this facility.

At November 28, 2014, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefits plans are as follows:

	Defined Benefit Pension Plans
	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands)	2014	2013	2014	2013
Service cost	$144	$315	$433	$955
Interest cost	1,833	1,766	5,516	5,244
Expected return on plan assets	(1,617)	(1,577)	(4,868)	(4,718)
Amortization of prior service cost	582	68	584	170
Amortization of actuarial loss	710	871	2,136	2,701

	$1,652	$1,443	$3,801	$4,352

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands)	2014	2013	2014	2013
Service cost	$76	$48	$276	$323
Interest cost	559	572	1,909	1,797
Expected return on plan assets	(762)	(775)	(2,162)	(2,300)
Amortization of prior service credit	(328)	(327)	(978)	(977)
Amortization of actuarial gain	(626)	(357)	(1,076)	(782)

	$(1,081)	$(839)	$(2,031)	$(1,939)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the nine months ended November 28, 2014 was $7.5 million, compared to $4.9 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and nine month periods ended November 28, 2014 were $0.9 million and $3.6 million ($1.3 million and $4.0 million for the three and nine month periods ended November 29, 2013), respectively. The profit-sharing plan and 401(k) matching expenses for the nine month periods are estimates as actual contributions are determined after fiscal year-end.

At November 28, 2014, February 28, 2014 and November 29, 2013, the liability for postretirement benefits other than pensions was $20.6 million, $17.9 million and $18.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At November 28, 2014, February 28, 2014 and November 29, 2013, the long-term liability for pension benefits was $74.8 million, $77.3 million and $81.0 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the assets and liabilities measured at fair value as of November 28, 2014:

(In thousands)	November 28, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,840	$10,932	$1,908	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,783	$10,932	$2,851	$—

The following table summarizes the assets and liabilities measured at fair value as of February 28, 2014:

(In thousands)	February 28, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,285	$10,289	$1,996	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,230	$10,289	$2,941	$—

The following table summarizes the assets and liabilities measured at fair value as of November 29, 2013:

(In thousands)	November 29, 2013	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,129	$8,814	$3,315	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,295	$8,814	$4,481	$—

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

On June 4, 2014, Al Smith and Jeffrey Hourcade, former fixture installation crew members for special projects, individually and on behalf of those similarly situated, filed a putative class action lawsuit against American Greetings Corporation in the U.S. District Court for the Northern District of California, San Francisco Division. Plaintiffs claim that the Corporation violated certain rules under the Fair Labor Standards Act and California law, including the California Labor Code, Industrial Welfare Commission Wage Orders. For themselves and the proposed classes, plaintiffs seek an unspecified amount of general and special damages, including but not limited to minimum wages, agreed upon wages and overtime wages, statutory liquidated damages, statutory penalties (including penalties under the California Labor Code Private Attorney General Act of 2004 (“PAGA”), unpaid benefits, reasonable attorneys’ fees and costs, and interest). In addition, plaintiffs request disgorgement of all funds the Corporation acquired by means of any act or practice that constitutes unfair competition and restoration of such funds to the plaintiffs and the proposed classes. On November 6, 2014, plaintiffs filed a Second Amended Complaint to add claims for reimbursement of business expenses and failure to provide meal periods in violation of California Law and on December 12, 2014, amended their PAGA notice to include the newly added claims.

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

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 35.7% and 27.6% for the three and nine months ended November 28, 2014, respectively, and 8.6% and 49.1% for the three and nine months ended November 29, 2013, respectively. The lower than statutory rate for the nine months ended November 28, 2014 was due to both the recording of a net $4.1 million federal tax refund and related interest attributable to fiscal 2000 and the error corrections identified in the current year first quarter and recorded in accordance with ASC Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the first quarter of fiscal 2015, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the Merger and related transactions in fiscal 2014. See Note 1 for further information. The lower than statutory rate for the three months ended November 29, 2013 was due primarily to the release of reserves upon lapse of the applicable statutes and related to positions that had been effectively settled under audit. The higher than statutory rate for the nine months ended November 29, 2013 was due primarily to the recording of an $8.0 million valuation allowance against certain net operating loss and foreign tax credit carryforwards which the Corporation believed at the time would expire unused as a result of the Merger.

At November 28, 2014, the Corporation had unrecognized tax benefits of $21.6 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $19.1 million. During the nine months ended November 28, 2014, the Corporation’s unrecognized tax benefits increased $2.6 million as a result of uncertain tax positions taken in the Corporation’s most recently filed tax returns and error corrections related to the uncertain tax position as discussed above. It is reasonably possible that the Corporation’s unrecognized tax positions as of November 28, 2014 could decrease $3.0 million during the next twelve months due to anticipated settlements and resulting cash payments related to tax years which are open to examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the nine months ended November 28, 2014, the Corporation recognized a net benefit of $3.8 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of November 28, 2014, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $0.6 million.

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

The Corporation is leasing a portion of the Crocker Park Site to H L & L, which will construct the new world headquarters on the Crocker Park Site and sublease the new world headquarters back to the Corporation. The Corporation has also entered into an operating lease with H L & L for the use of the new world headquarters building, anticipated to be available for occupancy in calendar year 2016. The initial lease term is fifteen years and will begin upon occupancy. The annual rent is expected to be approximately $9.5 million. See Note 11 for further information. Please refer to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014 for a description of the transactions associated with the world headquarters relocation.

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

During the nine months ended November 28, 2014, the Corporation paid cash dividends in the aggregate amount of $24.2 million to Century Intermediate Holding Company, its parent and sole shareholder, $14.3 million of which was for the purpose of paying interest on the $285.0 million aggregate principal amount 9.75%/10.50% Senior PIK Toggle Notes due 2019, which were issued by Century Intermediate Holding Company 2, an indirect parent of American Greetings. In addition, H L & L paid $9.9 million to the Corporation to acquire certain assets previously purchased by the Corporation related to the new world headquarters project, which is included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

Note 18 – Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. At November 28, 2014, the Retail Operations segment operated 415 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Corporation’s non-reportable operating segment primarily includes licensing activities and the design, manufacture and sale of display fixtures. The display fixtures business was sold on the last day of the second quarter ended August 29, 2014. See Note 4 for further information.

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2014	November 29, 2013	November 28, 2014	November 29, 2013
Total Revenue:
North American Social Expression Products	$360,704	$342,185	$966,751	$932,166
International Social Expression Products	96,424	94,639	239,914	228,812
Intersegment items	(28,234)	(24,200)	(49,533)	(44,029)

Net	68,190	70,439	190,381	184,783
Retail Operations	64,398	64,875	213,303	202,325
AG Interactive	15,149	15,935	44,093	45,139
Non-reportable segment	5,617	14,082	35,539	60,827

	$514,058	$507,516	$1,450,067	$1,425,240

	Three Months Ended		Nine Months Ended
(In thousands)	November 28, 2014	November 29, 2013	November 28, 2014	November 29, 2013
Segment Earnings (Loss):
North American Social Expression Products	$37,613	$22,894	$134,807	$124,286
International Social Expression Products	8,547	8,539	12,303	13,278
Intersegment items	(5,362)	(2,297)	(7,102)	(6,022)

Net	3,185	6,242	5,201	7,256
Retail Operations	(16,578)	(12,825)	(35,181)	(25,261)
AG Interactive	6,131	3,477	17,507	9,955
Non-reportable segment	5,080	5,710	7,789	23,151
Unallocated
Interest expense	(9,533)	(8,454)	(27,782)	(18,199)
Profit-sharing plan expense	(2,041)	(407)	(7,509)	(4,872)
Stock-based compensation expense	—	—	—	(13,596)
Corporate overhead expense	(6,335)	(13,022)	12,633	(40,877)

	(17,909)	(21,883)	(22,658)	(77,544)

	$17,522	$3,615	$107,465	$61,843

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

For the nine months ended November 28, 2014, “Corporate overhead expense” included a net gain on sale of AGI In-Store of $38.7 million. See Note 4 for further information.

For both the three and nine month periods ended November 28, 2014, “Corporate overhead expense” included interest income of $2.5 million related to the Clinton Cards liquidation. See Note 6 for further information.

During the current year second quarter, the Corporation sold its current world headquarters location and incurred a non-cash loss on disposal of $15.5 million, of which $13.3 million was recorded within the North American Social Expression Products segment and $2.2 million was recorded in “Corporate overhead expense”. See Note 4 for further information

For the nine months ended November 29, 2013, “Corporate overhead expense” included non-recurring Merger-related transaction costs of approximately $17.4 million and a gain totaling $3.3 million related to a cash distribution received in connection with the Corporation’s minority investment in the common stock of Party City.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $4.5 million, $4.0 million and $2.5 million at November 28, 2014, February 28, 2014 and November 29, 2013, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 19 – Subsequent Event

From time to time the Corporation grants to third parties rights in its intellectual property, including rights to utilize intellectual property as well as rights to receive royalties and other revenue generated by the intellectual property. In order to secure complete control and ownership over the rights in certain character properties that the Corporation previously granted to a third party (the “Character Property Rights”), on December 18, 2014, the Corporation paid $37.7 million to purchase these Character Property Rights. In addition to the $37.7 million paid for these rights, in the event of a future sale of these Character Property Rights and the associated character properties, the Corporation may be required, depending on the proceeds of such sale, to pay up to an additional $4.0 million of the proceeds that it receives from any such sale.

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

Overview

Third Quarter Results of Operations

Total revenue for the current year third quarter was $514.1 million, an increase of $6.5 million or 1.3% compared to the prior year period. This improvement was primarily the result of increased sales of greeting cards and higher sales of gift wrap, party goods and other ancillary product, primarily within the North American Social Expression Products segment. These improvements were partially offset by lower revenues from our fixtures business which was sold at the end of the current year second quarter as well as the impact of unfavorable foreign currency movements.

While Christmas seasonal cards sales within our third quarter results were down compared to the prior year, we are encouraged by positive trends that we are seeing from preliminary point of sale (“POS”) data that we are receiving subsequent to quarter end from some of our North American customers related to Christmas seasonal cards. Based on the preliminary POS data that we have received from customers representing approximately 90% of our North American greeting cards sales for Christmas as measured against prior year Christmas sales, we believe that our North American Christmas greeting card sales are trending favorably versus the prior Christmas season at about a 6% increase. While we are cautiously optimistic given this early information, these estimates of sales performance are based on preliminary POS data provided by our customers, which are not subject to accounting controls and are therefore subject to change based on our actual results for the 2014 Christmas seasonal card program.

Third quarter operating income was $25.4 million, an increase of $12.3 million compared to the prior period. The improvement was achieved within the North American Social Expression Products and AG Interactive segments, partially offset by lower earnings from the International Social Expression Products and Retail Operations segments.

The current year third quarter includes the unfavorable impact of approximately $1 million related to scan-based trading (“SBT”) implementations, which was flat compared to the prior year third quarter. The current year nine month period includes the unfavorable impact of approximately $6 million related to SBT implementations, which was approximately $2 million higher than the prior year.

Fiscal 2015 Transactions

Our financial results for the nine month period ended November 28, 2014 were significantly impacted by the following transactions.

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

On August 29, 2014, we completed the sale of our wholly-owned display fixtures business, A.G. Industries, Inc. (dba AGI In-Store “AGI In-Store”), to Rock-Tenn Company for $73.7 million in cash, subject to closing date working capital adjustments. We recognized a net gain of $38.7 million from the sale, which was recorded within the Unallocated segment.

Results of Operations

Three months ended November 28, 2014 and November 29, 2013

Net income was $11.3 million in the third quarter compared to $3.3 million in the prior year period.

Our results for the three months ended November 28, 2014 and November 29, 2013 are summarized below:

(Dollars in thousands)	2014	% Total Revenue		2013	% Total Revenue
Net sales	$508,006	98.8%		$502,107	98.9%
Other revenue	6,052	1.2%		5,409	1.1%

Total revenue	514,058	100.0%		507,516	100.0%
Material, labor and other production costs	249,518	48.5%		244,829	48.2%
Selling, distribution and marketing expenses	175,039	34.1%		177,154	34.9%
Administrative and general expenses	64,829	12.6%		74,814	14.7%
Other operating income – net	(699)	(0.1%	)	(2,368)	(0.4%	)

Operating income	25,371	4.9%		13,087	2.6%
Interest expense	9,533	1.8%		8,454	1.7%
Interest income	(2,517)	(0.5%	)	(29)	(0.0%	)
Other non-operating expense – net	833	0.2%		1,047	0.2%

Income before income tax expense	17,522	3.4%		3,615	0.7%
Income tax expense	6,261	1.2%		310	0.0%

Net income	$11,261	2.2%		$3,305	0.7%

For the three months ended November 28, 2014, consolidated net sales were $508.0 million, up from $502.1 million in the prior year third quarter. This 1.2%, or $5.9 million, increase was driven by higher sales of greeting cards of approximately $11 million, increased sales of gift packaging and party goods of approximately $3 million and higher sales of other ancillary products of approximately $4 million. These increases were partially offset by lower sales of fixtures of approximately $9 million due to the sale of the display fixtures business in the current year second quarter. In addition, foreign currency translation had an unfavorable impact on net sales of approximately $3 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, increased $0.6 million during the three months ended November 28, 2014.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the three months ended November 28, 2014 and November 29, 2013 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards			Seasonal Cards			Total Greeting Cards
	2014	2013		2014		2013	2014	2013
Unit volume	2.0%	(4.5%	)	(4.3%	)	8.2%	0.5%	(1.7%	)
Selling prices	4.8%	2.5%		(2.6%	)	0.0%	3.0%	1.9%
Overall increase / (decrease)	6.9%	(2.1%	)	(6.8%	)	8.2%	3.6%	0.2%

During the third quarter, combined everyday and seasonal greeting card sales less returns increased 3.6% compared to the prior year quarter, including increases in selling prices of 3.0% and unit volume of 0.5%. The overall increase in selling price was driven by everyday greeting cards in both our North American Social Expression Products and International Social Expression Products segments.

Everyday card sales less returns for the third quarter increased 6.9% due to increases in selling prices of 4.8% and improvement in unit volume of 2.0%. The selling price increase was driven by general price increases and favorable product mix within the core product line, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume improvement was primarily driven by additional distribution to new customers in our North American Social Expression Products segment.

Seasonal card sales less returns decreased 6.8% during the third quarter, including a 2.6% decrease in selling prices and a decrease in unit volume of 4.3%. The decrease in both the selling prices and unit volume for the quarter was driven by our Christmas program in both our North American Social Expression Products and International Social Expression Products segments.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended November 28, 2014 were $249.5 million, compared to $244.8 million in the prior year three months. As a percentage of total revenue, these costs were 48.5% in the current period compared to 48.2% for the three months ended November 29, 2013. The $4.7 million dollar increase was primarily due to the impact of higher sales and unfavorable product mix in the current year third quarter. Partially offsetting these increases were lower costs related to product display material costs and the elimination of costs related to the display fixtures business that was sold in the current year second quarter

Selling, distribution and marketing (“SDM”) expenses for the three months ended November 28, 2014 were $175.0 million, decreasing $2.2 million from $177.2 million in the prior year third quarter. As a percentage of total revenue, these costs were 34.1% in the current period compared to 34.9% for the prior year period. The dollar decrease in the current year second quarter was driven by lower sales, marketing and product management expenses of approximately $1 million and the favorable impact of foreign currency translation of approximately $1 million.

Administrative and general expenses were $64.8 million for the three months ended November 28, 2014, a decrease of $10.0 million from $74.8 million for the three months ended November 29, 2013. This decrease was driven primarily by lower variable compensation expense. The prior year quarter included approximately $10 million of higher variable compensation expense related to a combination of an adjustment to the prior year expected variable compensation program payout and the establishment during the prior year third quarter of a long-term incentive program to replace the prior stock-based compensation programs. The adjustment to the prior year variable compensation program was necessary as it was probable, based on the year-to-date operating results, that we would exceed previously established performance targets. Higher technology costs of approximately $2 million were offset by other general cost savings, of which no items were individually significant, of approximately $2 million.

Other operating income – net was $0.7 million for the three months ended November 28, 2014 compared to $2.4 million for the prior year third quarter. In the prior year third quarter, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an adjustment to the Clinton Cards debt impairment resulting in a gain of $1.8 million.

Interest income was $2.5 million for the three months ended November 28, 2014 compared to $29.0 thousand for the quarter ended November 29, 2013. During the third quarter of the current year, as part of the Clinton Cards bankruptcy administration, we received a cash distribution as part of the liquidation process that included $2.5 million of interest on our senior secured debt of Clinton Cards that was previously not expected to be received.

The effective tax rate was 35.7% and 8.6% for the three months ended November 28, 2014 and November 29, 2013, respectively. The significantly lower than statutory rate for the prior year quarter was due primarily to the release of reserves upon lapse of the applicable statutes and related to positions that had been effectively settled under audit.

Results of Operations

Nine months ended November 28, 2014 and November 29, 2013

Net income was $77.8 million in the nine months ended November 28, 2014 compared to $31.5 million in the prior year nine months.

Our results for the nine months ended November 28, 2014 and November 29, 2013 are summarized below:

(Dollars in thousands)	2014	% Total Revenue		2013	% Total Revenue
Net sales	$1,432,370	98.8%		$1,406,319	98.7%
Other revenue	17,697	1.2%		18,921	1.3%

Total revenue	1,450,067	100.0%		1,425,240	100.0%
Material, labor and other production costs	630,413	43.5%		625,340	43.9%
Selling, distribution and marketing expenses	513,132	35.4%		502,500	35.3%
Administrative and general expenses	200,974	13.8%		228,578	16.0%
Other operating income – net	(26,495)	(1.8%	)	(6,647)	(0.5%	)

Operating income	132,043	9.1%		75,469	5.3%
Interest expense	27,782	1.9%		18,199	1.3%
Interest income	(2,658)	(0.2%	)	(222)	(0.0%	)
Other non-operating income – net	(546)	(0.0%	)	(4,351)	(0.3%	)

Income before income tax expense	107,465	7.4%		61,843	4.3%
Income tax expense	29,625	2.0%		30,366	2.1%

Net income	$77,840	5.4%		$31,477	2.2%

For the nine months ended November 28, 2014, consolidated net sales were $1.43 billion, up from $1.41 billion in the prior year nine months. This 1.9%, or $26.1 million, increase was driven by higher sales of greeting cards of approximately $37 million, increased sales of gift packaging and party goods of approximately $4 million and the favorable impact of foreign currency of approximately $15 million. These increases were partially offset by lower sales from our display fixtures business, which was sold in the current year second quarter, of approximately $24 million, decreased sales of other ancillary products of approximately $3 million and the unfavorable impact of SBT implementations of approximately $2 million.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $1.2 million in the nine months ended November 28, 2014 compared to the same period in the prior year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the nine months ended November 28, 2014 and November 29, 2013 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards				Seasonal Cards			Total Greeting Cards
	2014		2013		2014	2013		2014	2013
Unit volume	(0.3%	)	(1.0%	)	0.8%	3.7%		0.0%	0.2%
Selling prices	4.9%		2.6%		1.9%	(0.1%	)	4.1%	1.9%
Overall increase / (decrease)	4.5%		1.6%		2.7%	3.6%		4.0%	2.2%

During the nine months ended November 28, 2014, combined everyday and seasonal greeting card sales less returns increased 4.0% compared to the prior year nine months. The overall increase was primarily driven by increases in selling prices from our everyday and seasonal greeting cards in our North American Social Expression Products segment and everyday greeting cards in our International Social Expression Products segment.

Everyday card sales less returns were up 4.5% compared to the prior year nine months, as a result of increases in selling prices of 4.9%, partially offset by a decline in unit volume of 0.3%. The increase in selling prices was driven by general price increases and favorable product mix within the core product line, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume decline was primarily driven by soft sales within our International Social Expression Products segment.

Seasonal card sales less returns increased 2.7%, with unit volume growth of 0.8% and selling price increases of 1.9%. The increase in unit volume was attributable to our Mother’s Day program, partially offset by our Christmas program, in both our North American Social Expression Products and International Social Expression Products segments and our Easter program within our North American Social Expression Products segment. The increase in selling prices was driven by our Father’s Day and Graduation programs in our North American Social Expression Products segment.

Expense Overview

MLOPC for the nine months ended November 28, 2014 were $630.4 million, an increase of $5.1 million from $625.3 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 43.5% in the current period compared to 43.9% for the nine months ended November 29, 2013. The dollar increase was primarily due to the impact of higher sales and unfavorable product mix in the current year nine months as well as the unfavorable impact of foreign currency translation of approximately $8 million. Partially offsetting these increases were lower product display material costs and the elimination of costs related to the display fixtures business that was sold in the current year second quarter.

SDM expenses for the nine months ended November 28, 2014 were $513.1 million, increasing $10.6 million from $502.5 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 35.4% in the current period compared to 35.3% for the prior year period. The increase was primarily driven by higher supply chain costs of approximately $4 million, increased retail store expenses of approximately $2 million and the unfavorable impact of foreign currency translation of approximately $10 million. Partially offsetting these increases were lower sales, marketing and product management expenses of approximately $4 million.

Administrative and general expenses were $201.0 million for the nine months ended November 28, 2014, a decrease of $27.6 million from $228.6 million in the prior year period. This decrease was driven primarily by prior year costs and fees related to the going private transaction (See Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information) of approximately $27 million that did not recur in the current year, lower costs in the AG Interactive segment driven by prior year cost savings initiatives and other general cost savings of approximately $2 million. In addition, the prior year included approximately $6 million of higher variable compensation expense primarily related to an adjustment to the prior year expected variable compensation program payout. The adjustment was necessary as it was probable, based on the year-to-date operating results, that we would exceed previously established performance targets. These decreases were partially offset by higher technology costs of approximately $6 million, increased costs in the Retail Operations segment and the unfavorable impact of foreign currency translation of approximately $2 million.

Other operating income – net was $26.5 million for the nine months ended November 28, 2014 compared to $6.6 million for the prior year nine month period. The increase was driven primarily by the net gain on the sale of AGI In-Store of $38.7 million, partially offset by a non-cash loss recorded upon sale of our current world headquarters location of $15.5 million, both of which occurred in the current year second quarter. In addition, in both the current year and prior year nine month periods, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an impairment recovery related to the senior secured debt of Clinton Cards that we acquired in May 2012 and subsequently impaired. The recovery was $3.4 million for the nine months ended November 28, 2014 and $4.2 million for nine months ended November 29, 2013. The current year recovery represents the final amount of a full recovery of the impairment. The income related to the impairment recovery in the current year was partially offset by other expenses of $2.1 million related to the Clinton Cards bankruptcy administration.

Interest income was $2.7 million for the nine months ended November 28, 2014 compared to $0.2 million for the nine months ended November 29, 2013. During the third quarter of the current year, as part of the Clinton Cards bankruptcy administration, we received a cash distribution as part of the liquidation process that included $2.5 million of interest on our senior secured debt of Clinton Cards that was previously not expected to be received.

Other non-operating income – net for the nine months ended November 28, 2014 was $0.5 million, decreasing $3.9 million from $4.4 million in the prior year nine month period. The decrease was driven primarily by a gain of approximately $3.3 million in the prior year third quarter related to the Corporation’s investment in Party City that did not recur in the current year period.

The effective tax rate was 27.6% and 49.1% for the nine months ended November 28, 2014 and November 29, 2013, respectively. The lower than statutory rate in the current period is due to both the recording of a net $4.1 million federal tax refund and related interest attributable to fiscal 2000 and the error corrections identified in the current year first quarter and recorded in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the first quarter of fiscal 2015, we identified and corrected errors in the accounting for income taxes that related primarily to the year ended February 28, 2014. These errors primarily related to our failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the going private transaction in fiscal 2014. See Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information. The higher than statutory rate in the prior period was due primarily to the recording of an $8.0 million valuation allowance against certain net operating loss and foreign tax credit carryforwards which we believed at the time would expire unused as a result of the going private transaction.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under ASC Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At November 28, 2014, we operated 415 card and gift retail stores in the United Kingdom (“UK”) through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Non-reportable segment primarily includes licensing activities and the design, manufacture and sales of display fixtures. The display fixtures business was sold on the last day of the quarter ended August 29, 2014. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 18, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine months Ended November		% Change
	28, 2014	29, 2013		28, 2014	29, 2013
Total revenue	$360,704	$342,185	5.4%	$966,751	$932,166	3.7%
Segment earnings	37,613	22,894	64.3%	134,807	124,286	8.5%

Total revenue of our North American Social Expression Products segment increased $18.5 million for the three months ended November 28, 2014 and increased $34.6 million for the nine months ended November 28, 2014 compared to the prior year periods. The increase during the current quarter was primarily driven by higher sales of greeting cards of approximately $11 million, higher sales of gift packaging and party goods of approximately $3 million and increased sales of other ancillary products of approximately $7 million. These increases were partially offset by the unfavorable impact of foreign currency translation of approximately $2 million. The increase in total revenue for the nine months ended November 28, 2014 was primarily driven by higher sales of greeting cards of approximately $35 million, higher sales of gift packaging and party goods of approximately $5 million and increased sales of other ancillary products of approximately $3 million. These increases for the nine month period were partially offset by the unfavorable impacts of foreign currency translation and SBT implementations of approximately $5 million and $3 million, respectively.

Segment earnings increased $14.7 million in the current three months compared to the three months ended November 29, 2013. The increase was driven primarily by the impact of higher revenue, partially offset by unfavorable product mix as well as lower costs related to variable compensation expense (as noted above) of approximately $7 million. In addition, higher technology costs were offset by lower sales, marketing and product management expenses.

Segment earnings increased $10.5 million in the nine month period ended November 28, 2014 compared to the prior year period. The increase was driven primarily by the impact of higher revenue as well as lower costs related to variable compensation expense (as noted above) of approximately $3 million. These increases were partially offset by a non-cash loss related to the sale of our current world headquarters location, of which approximately $13 million of the total loss of $15.5 million was recorded within the North American Social Expression Products segment, higher supply chain costs of approximately $5 million and increased technology costs of approximately $6 million.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine months Ended November		% Change
	28, 2014	29, 2013		28, 2014	29, 2013
Total revenue	$68,190	$70,439	(3.2%)	$190,381	$184,783	3.0%
Segment earnings	3,185	6,242	(49.0%)	5,201	7,256	(28.3%)

Total revenue of our International Social Expression Products segment decreased $2.2 million for the three months ended November 28, 2014 and increased $5.6 million for the nine months ended November 28, 2014, compared to the prior year periods. The decrease during the current quarter was due primarily to lower sales of greeting cards of approximately $2 million. The increase for the current year nine month period was primarily due to the favorable impact of foreign currency translation of approximately $7 million and the favorable impact of fewer SBT implementations of approximately $1 million. Partially offsetting these increases were lower sales of greeting cards of approximately $1 million and decreased sales of other ancillary products of approximately $1 million compared to the prior year.

Segment earnings decreased $3.1 million in the three months ended November 28, 2014 compared to the prior year period. The decreased earnings were primarily driven by the impact on earnings from decreased greeting card sales, unfavorable product mix and upfront expenses related to cost savings initiatives.

Segment earnings decreased $2.1 million in the nine months ended November 28, 2014, compared to the nine months ended November 29, 2013. The decreased earnings were primarily driven by the impact on earnings from unfavorable product mix and upfront expenses related to cost savings initiatives, partially offset by slightly lower supply chain and general and administrative costs.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine months Ended November		% Change
	28, 2014	29, 2013		28, 2014	29, 2013
Total revenue	$64,398	$64,875	(0.7%)	$213,303	$202,325	5.4%
Segment loss	(16,578)	(12,825)	(29.3%)	(35,181)	(25,261)	(39.3%)

Total revenue of our Retail Operations segment decreased slightly for the three months ended November 28, 2014. For the nine month period ended November 28, 2014, revenue increased $11.0 million compared to the prior year period. The increase was driven by the impact of favorable foreign exchange translation of approximately $13 million for the nine month period. During the three and nine month periods ended November 28, 2014, net sales at stores open one year or more were down approximately 0.7% and 1.7%, respectively, compared to the same periods in the prior year.

Segment earnings decreased $3.8 million and $9.9 million in the three and nine months ended November 28, 2014, respectively, compared to the prior year periods. The lower segment earnings were the result of lower gross margins driven by promotional pricing activities and higher store operating costs.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine months Ended November		% Change
	28, 2014	29, 2013		28, 2014	29, 2013
Total revenue	$15,149	$15,935	(4.9%)	$44,093	$45,139	(2.3%)
Segment earnings	6,131	3,477	76.3%	17,507	9,955	75.9%

Total revenue of AG Interactive decreased slightly for both the three and nine months ended November 28, 2014. This decrease in revenue was driven primarily by lower subscription revenue compared to the prior year. At the end of the third quarter of fiscal 2015, AG Interactive had approximately 3.5 million online paid subscriptions compared to 3.7 million at the end of the same period in the prior year.

Segment earnings increased $2.7 million and $7.6 million for the three and nine months ended November 28, 2014, respectively, primarily due to cost savings initiatives initiated in the prior year.

Non-reportable Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine months Ended November		% Change
	28, 2014	29, 2013		28, 2014	29, 2013
Total revenue	$5,617	$14,082	(60.1%)	$35,539	$60,827	(41.6%)
Segment earnings	5,080	5,710	(11.0%)	7,789	23,151	(66.4%)

Total revenue from our Non-reportable segment decreased $8.5 million and $25.3 million for the three and nine months ended November 28, 2014, respectively, compared to the prior year periods. The decrease in revenue for the current year third quarter was due primarily to the sale of the display fixtures business in the current year second quarter. Revenue in the prior year third quarter for the fixtures business was $9.5 million. For the nine months ended November 28, 2014, in addition to the impact on revenue from the sale of our fixtures business, revenue decreased due to a prior year contract to supply fixtures to a large consumer electronics company that did not recur in the current year. This contract, which was completed during the second quarter of the prior year, contributed approximately $26 million of revenue in the prior year. This decrease in revenue for the nine month period was partially offset by other fixtures business revenue growth prior to the sale.

Segment earnings decreased $0.6 million and $15.4 million for the three and nine months ended November 28, 2014, respectively, compared to the prior year periods. This decrease for the nine month period was primarily driven by the display fixtures business, due to lower sales volume, unfavorable product mix and higher operating costs during the first half of the year. As noted above, the fixtures business was sold in the current year second quarter.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt, domestic profit-sharing expense, and for the nine months ended November 29, 2013, stock-based compensation expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended November		Nine months Ended November
(Dollars in thousands)	28, 2014	29, 2013	28, 2014	29, 2013
Interest expense	$(9,533)	$(8,454)	$(27,782)	$(18,199)
Profit-sharing expense	(2,041)	(407)	(7,509)	(4,872)
Stock-based compensation expense	—	—	—	(13,596)
Corporate overhead expense	(6,335)	(13,022)	12,633	(40,877)

Total Unallocated	($17,909)	$(21,883)	$(22,658)	$(77,544)

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

For the nine months ended November 28, 2014, “Corporate overhead expense” included the net gain on sale of AGI In-Store of $38.7 million. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

For both the three and nine month periods ended November 28, 2014, “Corporate overhead expense” included interest income of $2.5 million related to the Clinton Cards liquidation. See Note 6, “Other Income and Expense,” to the Consolidated Financial Statements for further information.

During the current year second quarter, we sold our world headquarters location and incurred a non-cash loss on disposal of $15.5 million, of which $2.2 million was recorded within the Unallocated segment. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

For the nine months ended November 29, 2013, “Corporate overhead expense” included non-recurring costs related to the going private transaction of approximately $17.4 million and a gain totaling $3.3 million related to a cash distribution received in connection with our minority investment in the common stock of Party City.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of November 29, 2013, has been included.

Operating Activities

Operating activities used $77.1 million of cash during the nine months ended November 28, 2014, compared to using $33.1 million in the prior year period.

Accounts receivable used $84.0 million of cash during the nine months ended November 28, 2014, compared to using $94.6 million of cash during the prior year period. The year-over-year increase in cash flow of $10.6 million occurred primarily within our North American Social Expression segment due primarily to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period.

Inventory used $57.8 million of cash during the nine months ended November 28, 2014, compared to using $43.6 million in the prior year nine months. Historically, the first nine months of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the winter seasonal holidays. In addition to the normal seasonal inventory build, the current year includes an inventory increase related to a new party goods product launch and inventory growth in our Retail Operations segment to align inventory to more normalized levels.

Other current assets used $0.2 million of cash during the nine months ended November 28, 2014, compared to providing $14.8 million during the prior year nine months. The variance between years is due to the change in the balance of prepaid rents in our Retail Operations segment, primarily driven by year-over-year timing differences.

Deferred costs - net generally represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 28, 2014, payments exceeded amortization by $1.4 million. During the nine months ended November 29, 2013, amortization exceeded payments by $15.0 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $23.7 million of cash during the nine months ended November 28, 2014, compared to using $21.9 million in the prior year period.

Investing Activities

Investing activities provided $39.1 million of cash during the nine months ended November 28, 2014, compared to using $26.6 million in the prior year period. The current year includes proceeds received from the sale of AGI In-Store and the sale of our current world headquarters of $73.7 million and $13.5 million, respectively. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information. In addition, the current year includes proceeds received from H L & L Property Company, an indirect affiliate of American Greetings (“H L & L”) of $9.9 million related to the sale of certain assets previously purchased by us related to the new world headquarters. The current year also includes proceeds from Clinton Cards administration of $11.9 million. Partially offsetting these cash inflows was cash paid for capital expenditures of $70.3 million during the current year nine month period.

In the prior year period, the cash usage was primarily driven by $45.3 million of cash paid for capital expenditures. The prior year also included the receipt of a cash distribution of $12.1 million related to our investment in Party City.

Financing Activities

Financing activities provided $7.1 million of cash during the current year nine months, compared to using $11.5 million in the prior year nine month period. During the current year, this source of cash was primarily driven by borrowings, net of repayments, under our revolving credit facility and accounts receivable securitization facility of $47.3 million. Partially offsetting these cash inflows were cash dividend payments of $24.2 million and payments in the aggregate of $15.0 million on our term loan.

The primary net use of cash in the prior year was in connection with activities related to the going private transaction. These activities included borrowings under our new credit agreement, net of repayments and debt issuance costs, which provided cash of $348.8 million, the contribution from Century Intermediate Holding Company (“CIHC”), our parent and sole shareholder, which provided cash of $240.0 million and payment of cash of $568.3 million to complete the going private transaction and cancel outstanding shares. In addition, we paid cash dividends of $27.8 million, of which $9.6 million was paid to common shareholders prior to the going private transaction and $18.2 million was paid to CIHC after the going private transaction.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $625 million at November 28, 2014, which included $325 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $220.5 million in the aggregate was unused as of November 28, 2014. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At November 28, 2014, we had $48.0 million of borrowings outstanding under our revolving credit facility and we had $3.8 million of borrowings outstanding under our accounts receivable securitization facility. We had, in the aggregate, $27.7 million outstanding under letters of credit, which reduced the total credit availability thereunder as of November 28, 2014.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2014 for further information.

At November 28, 2014, we were in compliance with our financial covenants under the borrowing agreements described above.

Capital Deployment and Investments

On February 10, 2014, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent of American Greetings, issued $285 million aggregate principal amount of 9.75%/10.50% Senior PIK Toggle Notes due 2019 (the “PIK Notes”). Excluding the first and last interest payment periods, which must be paid in cash, CIHC2 may elect to either accrue or pay cash interest on the PIK Notes. The PIK Notes carry a cash interest rate of 9.75%. Prior to the payment of interest by CIHC2, it is expected that we will provide CIHC2 with the cash flow for CHIC2 to pay interest on the PIK Notes. Assuming interest is paid regularly in cash, rather than accrued, the annual cash required to pay the interest is expected to be approximately $27.8 million while the entire issuance of PIK Notes are outstanding. For further information, refer to the discussion of the PIK Notes as disclosed in “Transactions with Parent Companies and Other Affiliated Companies” in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

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

Over roughly the next five or six years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2014 on this project was approximately $109 million. During the nine months ended November 28, 2014, we spent approximately $15 million, including capital of approximately $11 million and expense of approximately $4 million, on these information technology systems. We currently expect to spend a total of at least an additional $150 million on these information technology systems over the remaining life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, helping us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $150 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

In May 2011, we announced plans to relocate our world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the going private transaction, we announced plans in October 2013 to resume the project and on March 26, 2014, we purchased the land on which the new world headquarters will be built. We are leasing a portion of the real property to H L & L, which will build the new world headquarters on the site. We have also entered into an operating lease with H L & L for the use of the new world headquarters building, which we expect to be ready for occupancy in calendar year 2016. The initial lease term is fifteen years and will begin upon occupancy. The annual rent is expected to be approximately $9.5 million. Further details of the relocation undertaking are provided in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 and Note 17, “Related Party Information,” to the Consolidated Financial Statements of this Form 10-Q.

During the nine months ended November 28, 2014, we paid cash dividends in the aggregate amount of $24.2 million to CIHC, our parent and sole shareholder, $14.3 million of which was for the purpose of paying interest on the PIK Notes. In addition, H L & L paid to us $9.9 million to acquire certain assets previously purchased by us related to the new world headquarters project.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	risks associated with leasing substantial amounts of space for our retail stores;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	the potential impact of any working capital adjustment associated with the sale of AGI In-Store;

•	unanticipated expenses we may be required to incur relating to our world headquarters project;

•	our ability to qualify for state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	our inability to remediate the material weakness related to our internal control over the accounting for income taxes;

•	the timing and impact of converting customers to a scan-based trading model;

•	Schurman Fine Papers’ ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of advertising and marketing efforts, such as our online efforts through Cardstore.com;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2014. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2014, the end of our preceding fiscal year, to November 28, 2014, the end of our most recent fiscal quarter.

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

Specifically related to the preparation of the tax accounts for the quarters ended May 30, 2014, August 29, 2014 and November 28, 2014 and to ensure that the consolidated financial statements filed with those quarterly reports on Form 10-Q are presented fairly in accordance with U.S. generally accepted accounting principles, we utilized external resources and advisors as discussed above. In utilizing the external resources and advisors, we identified additional errors which were corrected during the quarter ended May 30, 2014. See Note 1, “Basis of Presentation,” to the Consolidated Financial Statements for further information.

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

The Corporation was served with the Complaint on July 16, 2014 and on July 31, 2014, the Corporation filed a Motion to Dismiss. On August 3, 2014, prior to the Court ruling on the defendant’s Motion to Dismiss, plaintiffs filed their First Amended Complaint. The Corporation vacated its Motion to Dismiss and filed its answer to the First Amended Complaint on August 21, 2014. On November 6, 2014, plaintiffs filed a Second Amended Complaint to add claims for reimbursement of business expenses and failure to provide meal periods in violation of California Law and on December 12, 2014, amended their PAGA notice to include the newly added claims.

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

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Letter from American Greetings Corporation to Jeffrey Weiss, dated October 7, 2014 regarding Modification of Supplemental Executive Retirement Plan Benefit

31(a)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended November 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended November 28, 2014, and November 29, 2013, (ii) Consolidated Statement of Comprehensive Income (Loss) for the quarters ended November 28, 2014, and November 29, 2013, (iii) Consolidated Statement of Financial Position at November 28, 2014, February 28, 2014 and November 29, 2013, (iv) Consolidated Statement of Cash Flows for the nine months ended November 28, 2014 and November 29, 2013 and (v) Notes to the Consolidated Financial Statements for the quarter ended November 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and
Chief Accounting Officer *

January 9, 2015

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)