Form 10-K
period 2015-02-28
AMERICAN GREETINGS CORP
filed 2015-05-15
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company and, as such, there is no market for the capital stock of the registrant. As of May 15, 2015 and August 30, 2014, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN GREETINGS CORPORATION

PART I

Unless otherwise indicated or the context otherwise requires, the “Corporation,” “we,” “our,” “us” and “American Greetings” are used in this report to refer to the businesses of American Greetings Corporation and its consolidated subsidiaries.

Item 1.	Business

Overview

Founded in 1906, American Greetings designs, manufactures and/or distributes social expressions products. We manufacture or sell greeting cards, gift packaging, party goods, stationery and giftware in North America, primarily in the United States and Canada, and throughout the world, primarily in the United Kingdom, Australia and New Zealand. In addition, our subsidiary, AG Interactive, Inc., distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. We also engage in design and character licensing and, as of February 28, 2015, operated 412 card and gift retail stores throughout the United Kingdom. In addition, until its sale in August 2014, we operated a fixture manufacturing business through which we manufactured custom display fixtures for our products and products of others. Our fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2015 refers to the fiscal year ended February 28, 2015. The Corporation’s Retail Operations segment is consolidated on a one-month lag corresponding with its fiscal year end of January 31, 2015.

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

In connection with the financing of the Merger, CIHC issued $245 million in aggregate stated value of non-voting preferred stock to AG Investment, LLC, which was redeemed on February 10, 2014 with part of the net proceeds of the $285 million aggregate principal amount of 9.750%/10.500% Senior PIK Toggle Notes issued by an indirect parent of CIHC, as well as borrowings under American Greetings’ revolving credit facility described below. Furthermore, American Greetings entered into a $600 million secured credit agreement, which provides for a $350 million term loan facility and a $250 million revolving credit facility. The term loan facility was fully drawn on August 9, 2013, the closing date of the Merger. Further details of the Merger are provided in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Products

American Greetings designs, manufactures and/or distributes social expression products including greeting cards, gift packaging, party goods, giftware and stationery. Our major domestic greeting card brands are American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You, as well as other paper product offerings such as DesignWare party goods and Plus Mark gift wrap and boxed cards. Electronic greetings and other digital content, services and products are available through our subsidiary, AG Interactive, Inc. Our major Internet brands include AmericanGreetings.com, BlueMountain.com and Cardstore.com. We also create and license our intellectual properties, such as the “Care Bears” characters. Prior to August 2014, we also produced AGI In-Store display fixtures for our products and for other vendors through our then wholly-owned subsidiary, A.G. Industries, Inc. Further details about the sale of A.G. Industries, Inc. are provided in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Information concerning sales by major product classifications is included in Part II, Item 7 of this Annual Report.

Business Segments

At February 28, 2015, we operated in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and non-reportable operating segments. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Concentration of Credit Risks

Net sales to our five largest customers, which include mass merchandisers, accounted for approximately 40% of total revenue in 2015 and approximately 39% of total revenue in each of 2014 and 2013. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14% of total revenue in 2015, 2014 and 2013. Net sales to Target Corporation accounted for approximately 13% of total revenue in 2015, 2014 and 2013. No other customer accounted for 10% or more of our consolidated total revenue in 2015, 2014 or 2013. Approximately 58%, 58% and 55% of the North American Social Expression Products segment’s revenue in 2015, 2014 and 2013, respectively, was attributable to its top five customers. Approximately 54%, 50% and 48% of the International Social Expression Products segment’s revenue in 2015, 2014 and 2013, respectively, excluding sales to the Retail Operations segment, was attributable to its top three customers.

Competition

The market for social expressions products is large, evolving, and intensely competitive, and we expect competition to increase in the future with the rapidly growing use by consumers of electronic devices and the Internet to express themselves and to communicate with others. We compete with the growing number of media by which consumers express themselves and connect with others, whether by way of traditional tangible greeting cards purchased at retail stores; tangible greeting cards that incorporate personalized messages and/or images purchased at retail stores, over the Internet or using mobile devices; electronic greeting cards delivered over the Internet or using mobile devices; or social media companies that host and enable mobile access to and posting of greetings and images. We face intense competition from a wide range of companies, including the following:

•	Traditional greeting card businesses that offer paper greeting cards through a variety of channels of distribution, including retail outlets and mobile and other electronic devices, such as Hallmark Cards, Inc., Shutterfly, Tiny Prints, which is a service of Shutterfly, Avanti, Snapfish, which is a service of Hewlett-Packard, Vistaprint, Apple iTunes, International Greetings, Paperchase, moonpig.com and Card Factory, as well as hundreds of small paper greeting card publishers;

•	Social media companies that host and enable mobile access to and posting of greetings and images, such as Facebook, Instagram, Twitter, Pinterest and Google+;

•	Photo hosting websites that allow users to upload and share images and messages at no cost such as Apple iTunes, Picasa, Flickr, Imgur, and Photobucket;

•	“Big Box” retailers, drug store chains and others that offer consumers the ability to create greeting cards and other social expressions products that incorporate photographs and other personal messages, which compete directly with some of our offerings; and

•	Specialized companies that offer electronic greeting cards such as Hallmark, Shutterfly, Tiny Prints, which is a service by Shutterfly, JibJab, 123 Greetings, someecards, Minted, Picaboo, Blurb, Mixbook, MOO, Smilebox, Creative Memories, and Photobook America.

We believe the primary competitive factors in attracting and retaining customers are:

•	Brand recognition and trust;

•	Quality of products and designs;

•	Breadth of products;

•	User affinity and loyalty;

•	Customer service;

•	Ease of use;

•	Convenience and speed of delivery; and

•	Price and other terms of sales to retail customers, which may include payments and other concessions under long-term agreements.

We believe that we compete favorably with respect to many of these factors, particularly product quality, design and breadth. Generally, we distinguish ourselves from such competitors principally on the basis of product quality and design.

Production and Distribution

In 2015, our channels of distribution continued to be primarily through mass retail, which is comprised of three distinct channels: mass merchandisers; chain drug stores; and supermarkets. In addition, we sell our products through a variety of other distribution channels, including card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). We also sell our products through the over 400 card and gift retail stores that we operate in the United Kingdom through our Retail Operations segment. In addition, we sell greeting cards through our Cardstore.com Web site, which provides consumers the ability to purchase physical greeting cards, including custom cards that incorporate their own photos and sentiments, as well as to have us send the unique greeting card that they select directly to the recipient. From time to time, we also sell our products to independent, third-party distributors. Our AG Interactive segment provides social expression content, including electronic greeting cards, through Internet and mobile platforms.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques that allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America. We also source products from domestic and foreign third-party suppliers. Additional information by geographic area is included in Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Production of our products is generally on a level basis throughout the year, with the exception of gift packaging for which production generally peaks in advance of the Christmas season. Everyday inventories (such as birthday and anniversary related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that are on a scan-based trading (“SBT”) model are received generally within 10 to 15 days of the product being sold by those customers at their retail locations. As of February 28, 2015, three of our five largest customers conduct business with us under an SBT model. The core of this business model rests with American Greetings owning the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. American Greetings often sells seasonal greeting cards and other seasonal products with the right of return. Sales of other products are generally sold without the right of return. Sales credits for these products are issued at our discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Employees

At February 28, 2015, we employed approximately 6,900 full-time employees and approximately 21,500 part-time employees which, when jointly considered, equate to approximately 17,600 full-time equivalent employees. Approximately 700 of our employees are unionized and covered by collective bargaining agreements.

The following table sets forth by location the unions representing our employees, together with the expiration date, if any, of the applicable governing collective bargaining agreement. We believe that labor relations at each location in which we operate have generally been satisfactory.

Union	Location	Contract Expiration Date
Unite the Union (Dewsbury)	Leeds, England	N/A

Unite the Union (Corby)	Derby, England	N/A

International Brotherhood of Teamsters	Bardstown, Kentucky	March 25, 2017

International Brotherhood of Teamsters	Cleveland, Ohio	March 31, 2018

Workers United	Greeneville, Tennessee	October 19, 2017

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

Data privacy and security with respect to the collection use, storage, transfer and disposal of personally identifiable information continues to be a focus of worldwide legislation and compliance review. Most states, as well as many regulators, have requirements for the disclosure of certain breaches of security impacting personal data, or other disclosures of personal data. The requirements currently vary by jurisdiction, and are subject to frequent changes.

In addition, many foreign jurisdictions, including those in which we do business, currently have significant limitations on the collection, use, storage, transfer and disposal of personal data of consumers and employees, and are considering additional protections that could have an impact on our business, including, for example, the European Union’s 1995 Data Protection Directive and the proposed General Data Protection Regulation.

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

We have focused and expect to continue to focus our resources on our core greeting card business, developing new, and growing existing business, including by expanding Internet and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our market leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material. We also have been allocating, and expect to continue to allocate over roughly the next several years, resources, including capital, by modernizing our information technology systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. The timing of when we spend these amounts may vary from year to year depending on the pacing of the project, but the amounts that we spend could be material in any fiscal year. We currently expect to spend an additional approximately $190 million, the majority of which we expect will be capital expenditures, over the remaining life of the project. We believe these investments are important to our business, helping us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $190 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

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

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers, accounted for approximately 40% of total revenue in 2015 and approximately 39% of total revenue in each of 2014 and 2013. Approximately 58%, 58% and 55% of the North American Social Expression Products segment’s revenue in 2015, 2014 and 2013, respectively, was attributable to its top five customers. Approximately 54%, 50% and 48% of the International Social Expression Products segment’s revenue in 2015, 2014 and 2013, respectively, excluding sales to the Retail Operations segment, was attributable to its top three customers. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14% of total revenue in 2015, 2014 and 2013. Net sales to Target Corporation accounted for approximately 13% of total revenue in 2015, 2014 and 2013. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

In April, 2009, we sold our then existing North American retail operations segment, including all 341 of our card and gift retail store assets, to Schurman Fine Papers (“Schurman”), which now operates stores under a number of brands, including the American Greetings, Carlton Cards and Papyrus brands. Although we do not control Schurman, because Schurman is licensing the “Papyrus,” “American Greetings” and “Carlton Cards” names from us for its retail stores, actions taken by Schurman may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands. In addition, the failure of Schurman to operate its retail stores profitably could have a material adverse effect on us, our reputation and our brands, and could materially and adversely affect our business, financial condition and results of operations, because, under the terms of the transaction:

•	we remain subject to certain store leases on a contingent basis through our subleasing of stores to Schurman (as described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, as of February 28, 2015, Schurman’s aggregate commitments to us under these subleases was approximately $4 million);

•	we are the predominant supplier of greeting cards and other social expression products to the retail stores operated by Schurman; and

•	we have provided credit support to Schurman, including a guaranty of up to $10 million in favor of the lenders under Schurman’s senior revolving credit facility as described in Note 1 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

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

In connection with our June 2012 acquisition of assets from Clinton Cards and certain of its subsidiaries (“Clintons”) out of bankruptcy administration, we acquired approximately 400 retail stores together with related inventory and overhead, as well as the Clinton Cards and related brands. We face a number of challenges in operating a retail business in a foreign country. For example, the specialty retail market in the United Kingdom is extremely competitive with some competitors being larger and more well-established. In addition, we have and continue to face challenges regarding the Clintons brand as a result of the negative perceptions, and loss of consumers, following the bankruptcy administration of Clintons. Additionally, we have been and may continue to be required to make capital and other investments in these stores, which could adversely affect their profitability. There are also many factors outside of our control that could adversely affect our ability to operate the Clintons retail stores profitably, including factors that may affect consumer spending on our products, such as negative consumer perception resulting from a United States company owning the Clintons stores, unfavorable economic conditions in the United Kingdom, availability of consumer credit, taxation levels, adverse weather, high fuel prices and low consumer confidence.

Our business, results of operations and financial condition may be adversely affected by retail consolidations.

With continued retail trade consolidations, we are increasingly dependent upon a reduced number of key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail customers, such as inventory de-stocking, limitations on access to display space, SBT and other conditions. Increased consolidations in the retail industry could result in other changes that could damage our business, such as a loss of customers, decreases in volume, less favorable contractual terms and the growth of discount chains. In addition, as the bargaining strength of our retail customers grows, we may be required to grant greater credits, discounts, allowances and other incentive considerations to these customers. We may not be able to recover the costs of these incentives if the customer does not purchase a sufficient amount of products during the term of its agreement with us, which could materially and adversely affect our business, results of operations and financial condition.

Bankruptcy of key customers could give rise to an inability to pay us and increase our exposure to losses from bad debts.

Many of our largest customers are mass merchandiser retailers. The mass merchandiser retail channel has experienced significant shifts in market share among competitors in recent years. In addition, the downturns in the economy and resulting decreasing consumer demand puts pressure on the retail industry in general, as well as specialty retailers specifically, including certain of the card and gift shops that we supply. As a result, retailers may experience liquidity problems and some may be forced to file for bankruptcy protection. There is a risk that certain of our key customers will not pay us, will seek additional credit from us, or that payment may be delayed because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts and may require us to write-off deferred cost assets. Additionally, our business, results of operations and financial condition could be materially and adversely affected if certain of our larger retail customers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores they operate.

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

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into United States dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the United States dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating income (and conversely, the weakening of the United States dollar against these foreign currencies has a positive impact). For the year ended February 28, 2015, foreign currency translation favorably affected revenues by $4.2 million and unfavorably affected income from continuing operations before income taxes by $3.7 million compared to the year ended February 28, 2014. Certain transactions, particularly in foreign locations, are denominated in other than that location’s local currency. Changes in the exchange rates between the two currencies from the original transaction date to the settlement date will result in a currency transaction gain or loss that directly impacts our reported earnings. For the year ended February 28, 2015, the impact of currency movements on these transactions unfavorably affected non-operating income by $1.5 million. The volatility of currency exchange rates may materially and adversely affect our results of operations.

The social expressions industry is extremely competitive, and our business, results of operations and financial condition will suffer if we are unable to compete effectively.

The market for social expressions products is large, evolving and intensely competitive, and we expect competition to increase in the future with the rapidly growing use by consumers of electronic devices and the Internet to express themselves and to communicate with others. We compete with the growing number of media by which consumers express themselves and connect with others, whether by way of traditional tangible greeting cards purchased at retail stores; tangible greeting cards that incorporate personalized messages and/or images purchased at retail stores, over the Internet or using mobile devices; electronic greeting cards delivered over the Internet or using mobile devices; or social media companies that host and enable mobile access to and posting of greetings and images. We face intense competition from a wide range of companies, ranging from small, family-run organizations to major corporations. Many of the companies with which we compete may have substantially greater financial, technical or marketing resources, a greater customer base, stronger name recognition and a lower cost of funds than we do. Certain of these competitors may also have longstanding relationships with certain large customers to which they may offer products that we do not provide, putting us at a competitive disadvantage. As a result, our competitors may be able to:

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

Our results of operations will not include results from businesses that we recently sold.

During fiscal 2015 we sold our fixtures business and in the first quarter of fiscal 2016 we sold our Strawberry Shortcake property. During fiscal 2014, our fixtures business contributed revenue and operating income to our consolidate results of approximately $49.4 million and $17.4 million, respectively. During fiscal 2015, our Strawberry Shortcake property contributed royalty revenue to our consolidated results of approximately $14.7 million. As a result, our future results of operations will be lower than prior periods unless we are able to replace the revenue and operating income associated with these businesses through our remaining business operations, by means of future acquisitions or otherwise.

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

We are party to collective bargaining contracts with our labor unions, which represent a large number of our employees. In particular, approximately 700 of our employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

Employee benefit costs constitute a significant element of our annual expenses and funding these costs could adversely affect our financial condition.

Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly healthcare costs, may increase significantly at a rate that is difficult to forecast and may adversely affect our results of operations, financial condition or cash flows. In addition, federal healthcare legislation may increase our employer-sponsored medical plan costs, some of which increases could be significant. Declines in global capital markets may cause reductions in the value of our pension plan assets. Such circumstances could have an adverse effect on future pension expense and funding requirements. Further information regarding our retirement benefits is presented in Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Various environmental regulations and risks applicable to a manufacturer and/or distributor of consumer products may require us to take actions, which will adversely affect our results of operations.

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations with respect to chemical usage, air emissions, wastewater and storm water discharges and other releases into the environment as well as the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, these laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities for which we are unable to predict the ultimate cost, which may be significant, or the effect on our operations. We have implemented various programs designed to protect the environment and comply with applicable environmental laws and regulations. The costs associated with these compliance and remediation efforts have not had and are not expected to have a material adverse effect on our financial condition, cash flows or operating results. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have a material and adverse effect on our business, results of operations and financial condition. The impact of increasingly stringent environmental laws and regulations, regulatory enforcement activities, the discovery of unknown conditions, and third party claims for damages to the environment, real property or persons could result in additional liabilities and costs in the future. Additionally, some state governments (for instance Washington, California and Vermont) are increasingly introducing legislation to require consumer product manufacturers to annually report whether their products contain certain chemicals or to ban products containing certain chemicals which the state has determined to be of concern to the health and safety of its residents. Several of the chemicals already subject to such regulation are contained in our products and we believe we are in substantial compliance with current applicable state regulations, but we are unable to predict how many other states will implement such legislation, whether it will apply to our products, and the testing and administrative costs of compliance.

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

Government regulation of the Internet, e-commerce and cellular communications is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and cellular communications. Existing and future laws and regulations may impede the growth of the Internet or other online and cellular services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet, e-commerce and cellular technology as the vast majority of these laws were adopted prior to the advent of the Internet and/or text messaging and do not contemplate or address the unique issues raised by the Internet, e-commerce and/or text messaging. Those laws that do reference the Internet and/or text messaging are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party Web sites that include) materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our online business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act is intended to impose additional restrictions on the ability of online service providers to collect user information from minors. The Federal Trade Commission Act, Title 5 – Unfair & Deceptive Acts & Practices prohibits businesses from engaging in unfair or deceptive acts or practices, including by misrepresenting data privacy and security. The Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The Telephone Consumer Protection Act of 1991 restricts telephone solicitations and expressly prohibits autodialed calls to cellular phones without written consent. In addition, many foreign jurisdictions, including those in which we do business, currently have significant limitations on the collection, use, storage, transfer and disposal of personal data of consumers and employees, and are considering the European Union’s 1995 Data Protection Directive. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

Continuing over the next several years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Such an implementation is expensive and carries substantial operational risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption. Further, we may not be successful implementing new systems or any new system may not perform as expected. This could have a material adverse effect on our business.

The project to relocate our world headquarters could result in cost overruns and disruptions to our operations.

Our project to construct and relocate to a new world headquarters was put on hold in connection with the Going Private Proposal. When the Merger closed, we resumed the project. The gross costs associated with the new world headquarters building, before any tax credits, loans or other incentives, are expected to be between approximately $150 million and $200 million. Although the majority of the cost of construction of the new world headquarters is expected to be financed through the Corporation’s affiliate, H L & L Property Company (“H L & L”), due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and we may have to dedicate additional funds to the project, including providing additional funds to H L & L or its direct or indirect parents. Furthermore, we may be unable to benefit from all of the state and local incentives made available to assist in the development of the new world headquarters if we are unable to satisfy the requirements that we must meet to receive the benefits. For example, certain of the incentives offered require us to maintain certain employment and payroll thresholds. If we are unable to satisfy these requirements, the benefits are subject to partial, and in some instances complete, reduction. In addition, the process of moving our world headquarters is inherently complex and not part of our day to day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business.

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

As of February 28, 2015, we owned or leased approximately 7.8 million square feet of plant, warehouse and office space throughout the world, of which approximately 1.4 million square feet is leased space. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes, as of February 28, 2015, our principal plants and materially important physical properties and identifies as of such date the respective segments that use the properties described. In addition to the following, as of February 28, 2015, we also operated 412 card and gift retail stores throughout the United Kingdom, all of which were operated in premises that we leased from third parties. Although we sold our then existing North American retail operations segment in April 2009, in addition to the following, we remain subject to certain of the store leases on a contingent basis through our subleasing of stores to Schurman, which operates these retail stores throughout North America. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

*	—Indicates calendar year

	Approximate Square Feet Occupied		Expiration Date of Material Leases*
Location	Owned	Leased		Principal Activity
Cleveland, (1) (3) (5) Ohio		1,194,414	(6)	World Headquarters: General offices of North American Greeting Card Division; Plus Mark LLC; AG Interactive, Inc.; Cardstore, Inc.; AGC, LLC; Those Characters From Cleveland, Inc.; and Cloudco, Inc.; creation and design of greeting cards, gift packaging, party goods, stationery and giftware; marketing of electronic greetings; design licensing; character licensing

Bardstown, (1) Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards

Danville, (1) Kentucky	1,374,000			Distribution of everyday products including greeting cards

Osceola, (1) Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products

Ripley, (1) Tennessee	165,000			Greeting card printing (lithography)

	Approximate Square Feet Occupied		Expiration Date of Material Leases*
Location	Owned	Leased		Principal Activity

Greeneville, (1) Tennessee	1,044,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark LLC

Chicago, (1) Illinois		45,000	2018	Administrative offices of Papyrus-Recycled Greetings, Inc.

Fairfield, (1) California		10,700	2015	General offices of Papyrus-Recycled Greetings, Inc.

Mississauga, (1) Ontario, Canada		38,000	2018	General offices of Carlton Cards Limited and Papyrus-Recycled Greetings Canada Ltd.

Mulgrave, (2) Australia		30,000	2021	General offices of John Sands companies

Dewsbury, (2) England	430,000			General offices of UK Greetings Ltd. and manufacture and distribution of greeting cards and related products

Bretton Park,(2) England	205,000			Warehouse and distribution center – Dewsbury

Corby, England (2)	136,000			Distribution of greeting cards and related products

Warehouse (2) Princewood Road, England		25,000	2018	Offices – Corby

Warehouse (2) Manton Road, England		65,000	2015	Warehouse and distribution – Corby

London, England(4)		25,560	2024	General offices of Clinton Cards

[1]	North American Social Expression Products
[2]	International Social Expression Products
[3]	AG Interactive
[4]	Retail Operations
[5]	Non-reportable
[6]	Expiration date for the lease is no earlier than June 2016 and no later than December 2022

In addition to the foregoing, during May 2011, American Greetings announced that it plans to relocate its world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the Going Private Proposal, the Corporation announced plans in October 2013 to resume the project and on March 26, 2014, we purchased the land on which the new world headquarters will be built. The Corporation has leased the real property to its affiliate, H L & L, that will build the new world headquarters on the site. We have also entered into an operating lease with H L & L for the use of the new world headquarters building, an approximately 600,000 square foot building that we expect to be ready for occupancy in the summer of calendar 2016. Further details of the relocation undertaking are provided in Part III, Item 13 of this Annual Report, under “Related Persons Transactions – World headquarters relocation.”

Item 3.	Legal Proceedings

Al Smith et al. v. American Greetings Corporation. On June 4, 2014, Al Smith and Jeffrey Hourcade, former fixture installation crew members for special projects, individually and on behalf of those similarly situated, filed a putative class action lawsuit against American Greetings Corporation in the U.S. District Court for the Northern District of California, San Francisco Division. Plaintiffs claim that the Corporation violated certain rules under the Fair Labor Standards Act and California law, including the California Labor Code and Industrial Welfare Commission Wage Orders. For themselves and the proposed classes, plaintiffs seek an unspecified amount of general and special damages, including but not limited to minimum wages, agreed upon wages and overtime wages, statutory liquidated damages, statutory penalties (including penalties under the California Labor Code Private Attorney General Act of 2004 (“PAGA”), unpaid benefits, reasonable attorneys’ fees and costs, and interest). In addition, plaintiffs request disgorgement of all funds the Corporation acquired by means of any act or practice that constitutes unfair competition and restoration of such funds to the plaintiffs and the proposed classes. On November 6, 2014, plaintiffs filed a Second Amended Complaint to add claims for reimbursement of business expenses and failure to provide meal periods in violation of California Law and on December 12, 2014, amended their PAGA notice to include the newly added claims.

On January 20, 2015, the parties reached a settlement in principle that, if approved by the Court, will fully and finally resolve the claims brought by Smith and Hourcade, as well as the classes they seek to represent. The settlement was a product of extensive negotiations and a private mediation, which was finalized and memorialized in a Stipulation and Class Action Settlement Agreement signed March 30, 2015. The proposed settlement establishes a settlement fund of $4,000,000 to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and the date of the Court’s preliminary approval of the settlement.

On March 31, 2015, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On April 30, 2015, the Court held a preliminary approval hearing. If the settlement is preliminarily approved, notice and claim forms will be mailed to class members and class members will have an opportunity to submit claims, to opt-out of the settlement, and/or to object to the settlement. As part of a Preliminary Approval Order, the Court will set a Final Approval Hearing to occur after the notice process, at which point the Court will consider the notice process and results, any objections, and other relevant information. The Court will then decide whether to finally approve the class settlement. If the settlement is finally approved, American Greetings will fund the settlement within twenty (20) days after passage of all appeal periods. Thereafter, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

Michael Ackerman v. American Greetings Corporation, et al. On March 6, 2015, plaintiff Michael Ackerman, individually and on behalf of others similarly situated, filed a putative class action lawsuit in the United States District Court of New Jersey alleging violation of the Telephone Consumer Protection Act (“TCPA”) by American Greetings Corporation and its subsidiary, AG Interactive, Inc. The plaintiff claims that defendants (1) sent plaintiff an unsolicited text message notifying plaintiff that he had received an ecard; and (2) knowing and/or willfully violated the TCPA, which prohibits unsolicited automated or prerecorded telephone calls, including faxes and text messages, sent to cellular telephones. Plaintiff seeks to certify a nationwide class based on unsolicited text messages sent by defendants during the period February 8, 2011 through February 8, 2015. The plaintiff seeks damages in the statutory amount of $500 for each and every violation of the TCPA and $1,500 for each and every willful violation of the TCPA. We believe the plaintiffs’ allegations in this lawsuit are without merit and intend to defend the action vigorously.

Management does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on the Corporation’s business, consolidated financial position or results of operations, although the outcomes could be material to the Corporation’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Prior to the closing of the Merger on August 9, 2013, our Class A common shares were listed on the New York Stock Exchange under the symbol AM. As a result of the Merger, we no longer have a class of equity that is publicly traded; rather, all of our common shares are held by CIHC. Prior to the Merger, the high and low sales prices of our Class A common shares, as reported in the New York Stock Exchange listing for the period from March 1, 2013 through August 9, 2013, were as follows:

	Year Ended February 28, 2014
	High	Low
1st Quarter	$18.50	$15.96
2nd Quarter (through August 9, 2013)	$19.20	$16.95

As of August 9, 2013, as a result of the Merger, the Corporation had one shareholder, CIHC, which held 100 common shares of the Corporation.

Dividends. Prior to the closing of the Merger, we paid quarterly dividends of $0.15 per Class A common share and Class B common share during the first two quarters of fiscal 2014. Following the closing of the Merger, we stopped paying a quarterly dividend, but paid the following dividends to our sole shareholder:

Dividend Date	Amount
September 30, 2014	$18,194,951.06
January 2, 2014	$7,225,246.10
February 10, 2014	$50,000,000.00
July 3, 2014	$9,865,000.00
August 15, 2014	$14,288,688.00
February 17, 2015	$13,919,488.00

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any equity securities in the three months ended February 28, 2015.

Item 6.	Selected Financial Data

Thousands of dollars

	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011
Summary of Operations
Net sales	$1,986,352	$1,941,809	$1,842,544	$1,663,281	$1,565,539
Total revenue	2,010,969	1,969,666	1,868,739	1,695,144	1,597,894
Goodwill and other intangible assets impairment	21,924	733	—	27,154	—
Interest expense	36,020	27,363	17,896	53,073	25,389
Net income	65,107	50,522	49,918	57,198	87,018
Financial Position
Inventories	248,577	254,761	242,447	208,945	179,730
Working capital	214,474	194,447	293,310	331,679	380,555
Total assets	1,535,695	1,602,443	1,583,463	1,549,464	1,547,249
Property, plant and equipment additions	91,166	54,097	114,149	78,207	39,762
Long-term debt	472,729	539,114	286,381	225,181	232,688
Shareholder’s equity	329,326	327,447	681,877	727,458	763,758
Net return on average shareholder’s equity from continuing operations	19.8%	10.0%	7.1%	7.7%	12.3%

(1)	During 2015, the Corporation recognized a gain of $35,004 on the sale of its display fixtures business, A.G. Industries, Inc. The Corporation also incurred a loss of $15,544 on the sale of its current world headquarters location. See Note 3 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.
(2)	During 2014, the Corporation incurred costs associated with Merger, which included transaction costs and incremental compensation expense related to the settlement of stock options and modification and cancellation of outstanding restricted stock units and performance shares of $28.1 million. See Note 2 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.
(3)	During 2013, the Corporation incurred charges of $35.7 million associated with the Clinton Cards acquisition, which includes a contract asset impairment charge, bad debt expense, legal and advisory fees and impairment of debt purchased. See Note 3 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. The Corporation also incurred expenses of $6.9 million related to the Going Private Proposal.
(4)	During 2012, the Corporation recorded a loss of $30.8 million, which is included in “Interest expense,” related to the extinguishment of its 7.375% senior notes and 7.375% notes due 2016.

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

OVERVIEW

Founded in 1906, we design, manufacture, distribute and sell social expression products including everyday and seasonal greeting cards. Headquartered in Cleveland, Ohio, as of February 28, 2015, we employed approximately 28,400 associates around the world and are home to one of the world’s largest creative studios.

Our major domestic greeting card brands are American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts and Just For You. Our other domestic products include DesignWare party goods, and Plus Mark gift wrap and boxed cards. We also create and license our intellectual properties such as the Care Bears and Strawberry Shortcake characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings and other content for the digital marketplace. Our major Internet and wireless brands include AmericanGreetings.com, BlueMountain.com and Cardstore.com.

Our international operations include wholly-owned subsidiaries in the United Kingdom (also referred to herein as “UK”), Canada, Australia and New Zealand as well as licensees in countries around the world. As of February 28, 2015, we also operated 412 card and gift retail stores throughout the UK.

Operating Results

Total revenue for 2015 was $2.01 billion, an increase of approximately $41 million or 2.1% compared to the prior year. This improvement was primarily the result of higher sales of greeting cards, gift packaging and party goods and the year-over year favorable impact of fewer SBT implementations in the current year, primarily within the North American Social Expression Products segment. This improvement was partially offset by lower revenues from our fixtures business which was sold at the end of the current year second quarter. Foreign currency translation had a favorable impact of approximately $4 million.

Operating income for 2015 was $144.4 million compared to $136.9 million in the prior year, an improvement of $7.5 million. The current and prior years were significantly impacted by business transactions, asset impairments and SBT implementations. The current year includes a gain of $35.0 million related to the sale of our display fixtures business, A.G. Industries, Inc. (dba AGI In-Store “AGI In-Store”), for which we received $73.7 million in cash, subject to closing date working capital adjustments. The current year also includes a loss from the sale of our current world headquarters. Net of transaction costs, we received $13.5 million cash from the sale, and recorded a non-cash loss on disposal of $15.5 million during the year, of which $13.3 million was recorded within the North American Social Expression Products segment and $2.2 million was recorded within the Unallocated segment.

In addition, current year operating income includes a non-cash intangible asset impairment charge of $21.9 million related to the Clinton Cards tradename, a contract asset impairment related to a customer bankruptcy of $4.4 million within the North American Social Expression Products segment and fixed asset impairment charges of $3.7 million within the Retail Operations segment, all recorded during the fourth quarter. The current year includes the unfavorable impact of approximately $6 million related to SBT implementations.

Operating income in the prior year period included approximately $28 million of costs related to the Merger and the unfavorable impact of approximately $13 million related to SBT implementations.

Excluding the impact of the business transactions, asset impairments and SBT implementations, operating income was lower in the current year compared to the prior year, driven by lower earnings within the Retail Operations, Non-reportable and International Social Expression Product segments. These unfavorable results were partially offset by improved earnings within the North American Social Expression Products and AG Interactive segments.

Capital expenditures during the current year were approximately $91 million, an increase of approximately $37 million from the prior year. The increase in capital expenditures compared to 2014 related primarily to increased investments within our Retail Operations segment, the purchase of a new building in the UK within our International Social Expressions Product segment and land related to our new world headquarters. We expect that capital expenditures will be generally higher than historic levels as we continue to execute our multi-year information systems refresh and other strategic projects.

RESULTS OF OPERATIONS

Comparison of the years ended February 28, 2015 and 2014

In 2015, net income was $65.1 million compared to $50.5 million in 2014.

Our results for 2015 and 2014 are summarized below:

(Dollars in thousands)	2015	% Total Revenue	2014	% Total Revenue
Net sales	$1,986,352	98.8%	$1,941,809	98.6%
Other revenue	24,617	1.2%	27,857	1.4%

Total revenue	2,010,969	100.0%	1,969,666	100.0%
Material, labor and other production costs	882,337	43.9%	857,227	43.5%
Selling, distribution and marketing expenses	696,543	34.6%	685,088	34.8%
Administrative and general expenses	289,433	14.4%	297,443	15.1%
Goodwill and other intangible assets impairment	21,924	1.1%	733	0.0%
Other operating income	(23,674)	(1.2%)	(7,718)	(0.4%)

Operating income	144,406	7.2%	136,893	7.0%
Interest expense	36,020	1.8%	27,363	1.4%
Interest income	(2,639)	(0.1%)	(400)	(0.0%)
Other non-operating expense (income) - net	319	0.0%	(3,296)	(0.2%)

Income before income tax expense	110,706	5.5%	113,226	5.8%
Income tax expense	45,599	2.3%	62,704	3.2%

Net income	$65,107	3.2%	$50,522	2.6%

Revenue Overview

During 2015, consolidated net sales were $1.99 billion, up from $1.94 billion in the prior year. This 2.3%, or $44.5 million, increase was driven by higher sales of greeting cards of approximately $44 million, increased sales of gift packaging, party goods and other ancillary products of approximately $22 million, the favorable impact of fewer SBT implementations during the year of approximately $8 million and the favorable impact of foreign currency translation of approximately $4 million. These increases were partially offset by lower sales from our display fixtures business, which was sold in the current year second quarter, of approximately $29 million and a contract asset impairment related to a customer bankruptcy of approximately $4 million.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2015	2014
Everyday greeting cards	48%	47%
Seasonal greeting cards	25%	24%
Gift packaging and party goods	17%	16%
All other products*	10%	13%

*	The “all other products” classification includes, among other things, stationery, ornaments, custom display fixtures, stickers, online greeting cards, other online digital products and specialty gifts.

Other revenue, primarily royalty revenue from our Strawberry Shortcake and Care Bears properties, decreased $3.3 million from $27.9 million during 2014 to $24.6 million in 2015.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2015 and 2014 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2015	2014	2015	2014	2015	2014
Unit volume	1.2%	(2.9%)	3.0%	(1.9%)	1.7%	(2.6%)
Selling prices	4.6%	3.1%	1.2%	2.1%	3.5%	2.8%
Overall increase	5.8%	0.1%	4.2%	0.1%	5.3%	0.1%

During 2015, total wholesale greeting card sales less returns increased 5.3% compared to the prior year, with a 3.5% increase in selling prices and a 1.7% increase in unit volume. The overall increase was driven primarily by increases in selling prices and unit volume from both our everyday and seasonal greeting cards in our North American Social Expression Products segment. Also contributing to the overall increase were increases in selling prices from everyday cards and improvement in unit volume from seasonal cards in the International Social Expression Products segment.

Everyday card sales less returns were up 5.8% compared to the prior year, as a result of increases in selling prices of 4.6% and unit volume of 1.2%. The increase in selling prices was driven by general price increases and favorable product mix within the core product line, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume improvement was primarily driven by additional distribution with existing customers in the North American Social Expression Products segment.

Seasonal card sales less returns increased 4.2%, with unit volume growth of 3.0% and selling price increases of 1.2%. The increase in unit volume was attributable to our Mother’s Day, Easter and Christmas programs in both our North American Social Expression Products and International Social Expression Products segments. The increase in selling prices was driven by our Father’s Day, Graduation and Christmas programs in our North American Social Expression Products segment.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2015 were $882.3 million, an increase of $25.1 million from $857.2 million in the prior year. As a percentage of total revenue, these costs were 43.9% in 2015 compared to 43.5% in 2014. The increase was primarily due to the impact of higher sales and unfavorable product mix in the current year as well as the unfavorable impact of foreign currency translation of approximately $4 million. Partially offsetting these increases were lower product display material costs and the elimination of costs related to the display fixtures business that was sold in the current year second quarter.

Selling, distribution and marketing expenses (“SDM”) for 2015 were $696.5 million, an increase of $11.4 million from $685.1 million in the prior year. As a percentage of total revenue, these costs were 34.6% in the current year compared to 34.8% in the prior year. The dollar increase was primarily driven by higher supply chain costs of approximately $3 million, the unfavorable impact of foreign currency translation of approximately $4 million and increased retail store expenses of approximately $10 million, which included approximately $4 million of fixed asset impairment charges. Partially offsetting these increases were lower sales, marketing and product management expenses of approximately $4 million and the elimination of approximately $2 million of costs related to the display fixtures business that was sold in the current year second quarter.

Administrative and general expenses for 2015 were $289.4 million, a decrease of $8.0 million from $297.4 million in the prior year. The prior year included costs and fees of approximately $28 million related to the Merger (See Note 2, “Merger,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information). Also contributing to the decrease were lower costs in the AG Interactive segment of approximately $3 million driven by prior year cost savings initiatives, the elimination of approximately $2 million of costs related to the display fixtures business that was sold in the current year second quarter and other general cost savings of approximately $3 million. These decreases were partially offset by approximately $22 million of higher variable compensation expense related to corporate bonus and long-term incentive programs and higher technology costs of approximately $6 million.

A non-cash intangible asset impairment charge of $21.9 million was recorded in 2015, as indicators emerged during the period, fourth quarter holiday results in particular, that led us to adjust our future cash flow expectations. As such, as we performed our annual impairment testing of indefinite-lived intangible assets during the fourth quarter of 2015, we determined that the Clinton Cards tradename was fully impaired.

Other operating income was $23.7 million during the current year compared to $7.7 million in the prior year. The increase was driven primarily by the gain on the sale of AGI In-Store of $35.0 million, partially offset by a non-cash loss recorded upon sale of our current world headquarters location of $15.5 million. In addition, in both the current and prior years, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an impairment recovery related to the senior secured debt of Clinton Cards that we acquired in May 2012 and subsequently impaired. The recovery was $3.4 million in the current year and $4.9 million the prior year. The current year recovery represents the full recovery of the impairment. The income related to the impairment recovery in the current year was partially offset by other expenses of $2.1 million related to the Clinton Cards bankruptcy administration.

Interest expense was $36.0 million during the current year, up from $27.4 million in the prior year. The increase of $8.6 million was primarily attributable to increased borrowings in connection with the Merger as well as the impact of the credit facility amendment and term loan prepayments. The current year period includes twelve months of interest on these increased borrowings while the prior year period included slightly less than seven months. For further information related to our borrowings, see Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Interest income was $2.6 million in the current year compared to $0.4 million in the prior year. During the current year, as part of the Clinton Cards bankruptcy administration, we received a cash distribution as part of the liquidation process that included $2.5 million of interest on our senior secured debt of Clinton Cards that was previously not expected to be received.

Other non-operating expense (income) – net was expense of $0.3 million in the current year, compared to $3.3 million of income in the prior year. The prior year included a gain of $3.3 million associated with our investment in a third party.

The effective tax rate was 41.2% and 55.4% during 2015 and 2014, respectively. The higher than statutory rate in 2015 was primarily due to the surrender of certain corporate-owned life insurance policies that resulted in an increase in tax expense of $28.3 million. The increase was partially offset by the benefit of dual consolidation losses of our branches totaling $13.3 million and the benefit of the net release of valuation allowances of $4.2 million. The higher than statutory tax rate in the prior year was due to an increase of $12.6 million to the valuation allowance against certain net operating loss and foreign tax credit carryforwards that we believed at the time would expire unused and an increase in the state income tax expense due to the receipt of intercompany foreign dividends. The valuation allowance was recorded in accordance with Internal Revenue Code section 382 and 383 due to the Merger as previously disclosed.

Segment Results

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At February 28, 2015, we operated 412 card and gift retail stores in the UK through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Non-reportable segment primarily includes licensing activities and, prior to the disposition of AGI In-Store on August 29, 2014, the design, manufacture and sales of display fixtures.

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

North American Social Expression Products Segment

(Dollars in thousands)	2015	2014	% Change
Total revenue	$1,316,617	$1,253,842	5.0%
Segment earnings	193,176	172,502	12.0%

Total revenue of our North American Social Expression Products segment increased $62.8 million compared to the prior year. The increase was primarily driven by higher sales of greeting cards of approximately $40 million, increased sales of gift packaging, party goods and other ancillary products of approximately $28 million and the favorable impact of fewer SBT implementations during the year of approximately $7 million. These favorable items were partially offset by the unfavorable impact of foreign currency translation of approximately $8 million and a contract asset impairment related to a customer bankruptcy of approximately $4 million.

Segment earnings increased $20.7 million compared to the prior year. The increase was driven by the impact of higher revenues which provided approximately $51 million of additional gross margin, including the favorable impact of fewer SBT implementations of approximately $6 million. This improvement in earnings was partially offset by a non-cash loss related to the sale of our current world headquarters location, of which approximately $13 million of the total loss of $15.5 million was recorded within the North American Social Expression Products segment, an increase in variable compensation expense of approximately $7 million, higher technology costs of approximately $6 million and increased supply chain costs of approximately $4 million.

International Social Expression Products Segment

(Dollars in thousands)	2015	2014	% Change
Total revenue	$257,596	$249,790	3.1%
Segment earnings	7,508	9,270	(19.0%)

Total revenue of our International Social Expression Products segment increased $7.8 million compared to the prior year. The increase was primarily driven by higher sales of greeting cards of approximately $5 million, the favorable impact of fewer SBT implementations during the year of approximately $1 million and the favorable impact of foreign currency translation of approximately $2 million.

Segment earnings decreased $1.8 million compared to the prior year. Segment earnings were unfavorably impacted by upfront costs related to cost savings initiatives and a lower gross margin percentage driven by lower seasonal yield rates, an unfavorable pricing rate variance and higher product content costs.

Retail Operations Segment

(Dollars in thousands)	2015	2014	% Change
Total revenue	$336,860	$332,066	1.4%
Segment loss	(35,007)	(4,637)	(654.9%)

Total revenue of our Retail Operations segment increased $4.8 million compared to the prior year. The increase was driven by the impact of favorable foreign exchange translation of approximately $10 million. During the current year, net sales at stores open one year or more were down approximately 2.4% compared to the prior year.

Segment earnings decreased $30.4 million compared to the prior year. The lower segment earnings were the result of lower sales (excluding the impact of foreign exchange translation), lower gross margins and higher store operating costs, as well as fixed asset impairment charges of approximately $4 million. The lower gross margins were the result of increased promotional pricing activities and increased inventory shrink expense. The majority of the higher store operating costs was the result of new store openings. While we are disappointed with this year’s operating results, we continue to adjust our strategies to better position ourselves within the very competitive UK retail environment and we remain committed to achieving the multi-year turnaround of the business.

AG Interactive Segment

(Dollars in thousands)	2015	2014	% Change
Total revenue	$58,995	$61,084	(3.4%)
Segment earnings	21,668	15,540	39.4%

Total revenue of our AG Interactive segment decreased $2.1 million compared to the prior year. The decrease in revenue was driven primarily by lower subscription revenue. As of February 28, 2015, AG Interactive had approximately 3.5 million online paid subscriptions as compared to approximately 3.7 million at February 28, 2014.

Despite the lower revenue, segment earnings increased $6.1 million in the current year. The earnings improvement was the result of significant cost savings programs initiated in the prior year that have driven costs lower in most functional areas of the business.

Non-reportable Segment

(Dollars in thousands)	2015	2014	% Change
Total revenue	$40,901	$72,884	(43.9%)
Segment earnings	9,810	24,521	(60.0%)

Total revenue from our Non-reportable segment decreased $32.0 million compared to the prior year. Approximately $29 million of the decrease is related to the display fixtures business that was sold at the end of the current year second quarter. In addition, during the first half of the current year, when we owned the display fixtures business, revenue was substantially lower than the prior year due to a contract to supply fixtures to a large consumer electronics company that did not recur in the current year.

Segment earnings decreased $14.7 million compared to the prior year. This decrease was primarily driven by the display fixtures business, due to lower sales volume, unfavorable product mix and higher operating costs during the first half of the year. As noted above, the fixtures business was sold in the current year second quarter.

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

(Dollars in thousands)	2015	2014
Interest expense	$(36,020)	$(27,363)
Profit-sharing expense	(9,180)	(9,149)
Stock-based compensation expense	—	(13,812)
Corporate overhead expense	(41,250)	(53,646)

Total Unallocated	$(86,450)	$(103,970)

Interest expense for the current year increased approximately $9 million, primarily due to increased borrowings in connection with the Merger as well as the impact of the credit facility amendment and term loan prepayments. The current year period includes twelve months of interest on these increased borrowings while the prior year period included slightly less than seven months. For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Stock-based compensation expense in the prior year includes approximately $4 million of non-cash stock-based compensation prior to closing of the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the closing of the Merger, a portion of which was non-cash. There is no stock-based compensation subsequent to the closing of the Merger as these plans were converted into cash compensation plans. Expense related to these plans is included in corporate overhead expense for the current year.

Corporate overhead expense in the current year includes the gain on sale of AGI In-Store of $35.0 million and a loss on disposal related to the sale of our world headquarters. During the current year, we sold our world headquarters location and incurred a total non-cash loss on disposal of $15.5 million, of which $2.2 million was recorded within the Unallocated segment. See Note 3, “Acquisitions and Dispositions,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information. A non-cash intangible asset impairment charge of $21.9 million was recorded in 2015, as indicators emerged during the period, fourth quarter holiday results in particular, that led us to adjust our future cash flow expectations. As such, as we performed our annual impairment testing of indefinite-lived intangible assets during the fourth quarter of 2015, we determined that the Clinton Cards tradename was fully impaired. The current year also includes approximately $19 million of higher variable compensation expense compared to the prior year. Corporate overhead expense in the prior year included costs related to the Merger of $17.5 million. See Note 2, “Merger,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information.

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

Revenue Overview

During 2014, consolidated net sales were $1.94 billion, up from $1.84 billion in 2013. This 5.4%, or $99.3 million, increase was primarily related to the purchase of Clinton Cards retail operations during the second quarter of 2013. The 2014 period includes twelve months of sales through Clinton Cards retail stores, while 2013 includes sales for slightly less than eight months. In total, net sales related to Clinton Cards for 2014 increased approximately $91 million compared to 2013. Also contributing to the increase in net sales in 2014 were higher sales in our fixtures business of approximately $35 million, of which approximately $26 million was related to a large contract obtained in the first quarter. The remaining year-over-year improvement was due to the 2013 impairment of deferred costs of approximately $4 million related to the supply agreement associated with Clinton Cards’ Birthdays branded stores that were closed as part of the Clinton Cards bankruptcy administration process. Partially offsetting these increases were reduced greeting cards sales of approximately $5 million, lower sales of gift packaging, party goods and other ancillary product sales of approximately $3 million and the unfavorable impact of foreign currency translation and SBT implementations of approximately $17 million and $5 million, respectively.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2014	2013
Everyday greeting cards	47%	49%
Seasonal greeting cards	24%	25%
Gift packaging and party goods	16%	15%
All other products*	13%	11%

*	The “all other products” classification includes, among other things, stationery, ornaments, custom display fixtures, stickers, online greeting cards, other online digital products and specialty gifts.

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

During 2014, total wholesale greeting card sales less returns increased 0.1%, compared to 2013, with a 2.8% increase in selling prices and a 2.6% decrease in unit volume. The overall increase was primarily driven by increases in selling prices from our everyday and seasonal greeting cards in both our North American Social Expression Products and our International Social Expression Products segments, mostly offset by decreases in unit volume of everyday cards in both of our greeting card segments and seasonal greeting cards in our International Social Expression Products segment.

Everyday card sales less returns were up 0.1%, compared to 2013, as a result of increased selling prices of 3.1% mostly offset by a decline in unit volume of 2.9%. The selling price increase was a result of general price increases outpacing the continued shift to a higher proportion of value card sales. The unit volume decline was primarily driven by generally soft unit trends across most distribution channels.

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

Expense Overview

MLOPC for 2014 were $857.2 million, an increase of $39.5 million from $817.7 million in 2013. As a percentage of total revenue, these costs were 43.5% in 2014 compared to 43.8% in 2013. The retail operations we purchased from Clinton Cards in the second quarter of 2013 caused a net increase in MLOPC of approximately $37 million during 2014 compared to 2013. In addition, the combination of higher sales volume and unfavorable product mix, partially offset by lower costs caused an increase in MLOPC of approximately $7 million. These increases were partially offset by the favorable impact of foreign currency translation of approximately $5 million.

SDM for 2014 were $685.1 million, increasing $31.2 million from $653.9 million in 2013. As a percentage of total revenue, these costs were 34.8% in 2014 compared to 35.0% in 2013. The dollar increase was primarily driven by higher expenses of approximately $56 million within our Retail Operations segment due to the timing of the Clinton Cards acquisition in the second quarter of 2013. The 2014 period includes twelve months of activity related to Clinton Cards retail stores while 2013 includes activity for slightly less than eight months. This increase was partially offset by lower sales, marketing and product management expenses of approximately $13 million, the majority of which related to Cardstore.com, lower supply chain costs of approximately $6 million and the favorable impact of foreign currency translation of approximately $6 million.

Administrative and general expenses were $297.4 million in 2014, a decrease of $1.2 million from $298.6 million in 2013. The decrease was driven by lower bad debt expense, whereby 2013 included approximately $17 million related to increased unsecured accounts receivable exposure as a result of Clinton Cards being placed into administration. In addition, 2013 included transaction costs in connection with the acquisition of the Clinton Cards retail operations of approximately $7 million that did not recur in 2014. Also contributing to the decrease were lower legal related expenses of approximately $8 million, a year-over-year decrease in costs related to our information technology systems refresh project of approximately $5 million, the favorable impact of foreign currency translation of approximately $1 million and general cost savings, of which no items were individually significant, of approximately $4 million. These decreases were substantially offset by higher costs and fees related to the Merger of approximately $21 million compared to 2013 and higher expenses of approximately $9 million within our Retail Operations segment primarily due to the timing of the Clinton Cards acquisition in the second quarter of 2013. The 2014 period also includes approximately $11 million of higher variable compensation expense primarily related to the establishment of a long-term incentive program to replace the prior stock-based compensation programs.

Other operating (income) expense – net was $7.7 million of income during 2014 compared to $4.3 million of expense in 2013. Included in 2013 were expenses of $2.1 million related to the termination of certain agency agreements associated with our licensing business and an impairment of $8.1 million related to the senior secured debt of Clinton Cards that we acquired in the first quarter of 2013. In 2014, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded adjustments to the Clinton Cards debt impairment resulting in a gain totaling $4.9 million.

Interest expense was $27.4 million during 2014, up from $17.9 million in 2013. The increase of $9.5 million was primarily attributable to increased borrowings in connection with the Merger. For further information of the increased borrowings, see Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Other non-operating income was $3.3 million during 2014 compared to $9.2 million in 2013. The 2014 period included a non-cash impairment of $1.9 million related to our investment in Schurman. Refer to Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information regarding our investment in Schurman. In addition, 2014 and 2013 included gains associated with our investment in a third party in the amounts of $3.3 million and $4.3 million, respectively. The remaining decrease was primarily due to a year-over-year change in foreign currency gains of $2.5 million.

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

Total revenue of our North American Social Expression Products segment increased $8.6 million in 2014 compared to 2013. The increase was primarily driven by higher sales of gift packaging, party goods and other ancillary products of approximately $13 million and increased greeting card sales of approximately $7 million. Partially offsetting these increases were the unfavorable impact of higher SBT implementations and foreign currency translation of approximately $6 million and $5 million, respectively.

Segment earnings increased $12.5 million in 2014 compared to 2013. The increase was driven by the impact of higher revenues which provided approximately $7 million of additional gross margin, net of the unfavorable impact of higher SBT implementations of approximately $6 million, as well as a decrease in sales, marketing and product management expenses of approximately $13 million and lower costs related to our information technology systems refresh project of approximately $5 million. These favorable items were partially offset by an increase in variable compensation expense (as noted above) of approximately $9 million and the unfavorable impact of foreign currency translation of approximately $3 million.

International Social Expression Products Segment

(Dollars in thousands)	2014	2013	% Change
Total revenue	$249,790	$275,861	(9.5%)
Segment earnings (loss)	9,270	(13,428)	N/A

Total revenue of our International Social Expression Products segment decreased $26.1 million in 2014 compared to 2013. The decrease was primarily due to lower sales of greeting cards of approximately $12 million and reduced sales of gift packaging, party goods and other ancillary products of approximately $11 million. In addition, foreign currency translation had an unfavorable impact of approximately $8 million for 2014. Partially offsetting these decreases was the 2013 impairment of deferred costs of approximately $4 million related to the supply agreement associated with the Clinton Cards’ Birthdays stores that were closed as part of the Clinton Cards bankruptcy administration process that did not recur 2014 and the impact of lower SBT implementations in 2014 compared to 2013 of approximately $1 million.

Segment earnings increased $22.7 million compared to 2013. The improvement in earnings was primarily driven by 2013 costs of approximately $21 million related to Clinton Cards that do not have comparative amounts in 2014. In the first quarter of 2013, Clinton Cards, a significant third-party customer at the time, was placed into administration. As a result, we incurred bad debt expense of approximately $17 million and an impairment of deferred costs related to the supply agreement associated with the Clinton Cards’ Birthdays stores of approximately $4 million. The 2013 period also included charges of approximately $3 million due to strategic business actions, including the divestiture of a small non-card product line and the closure of a small gift wrap manufacturing facility in Italy, which did not recur in 2014. In 2014, the impact on earnings from decreased revenue was substantially offset by favorable product mix as well as lower supply chain costs and scrap expenses of approximately $7 million and $2 million, respectively.

Retail Operations Segment

(Dollars in thousands)	2014	2013	% Change
Total revenue	$332,066	$244,106	36.0%
Segment (loss) earnings	(4,637)	6,581	—

During the second quarter of 2013, we acquired retail stores in the UK that we are operating under the “Clintons” brand. As of February 28, 2014, we were operating 396 stores. Total revenue in our Retail Operations segment increased approximately $88 million, which includes approximately $91 million of higher sales less the unfavorable impact from foreign exchange translation of approximately $3 million. The revenue increase was due to the timing of the Clinton Cards acquisition, whereby the operating results of the Retail Operations segment for the year ended February 28, 2013 included slightly less than eight months of activity compared to a full twelve months during 2014. During the comparable eight month period in 2014, net sales at stores open one year or more were down approximately 2.6% compared to 2013. Start-up and transitional costs related to the actions taken to execute our strategy to stabilize and improve the profitability of the stores acquired totaled $1.3 million and $7.7 million in 2014 and 2013, respectively. The retail operations are consolidated on a one-month lag corresponding with a fiscal year-end of February 1 for fiscal 2014.

AG Interactive Segment

(Dollars in thousands)	2014	2013	% Change
Total revenue	$61,084	$64,440	(5.2%)
Segment earnings	15,540	16,465	(5.6%)

Total revenue of our AG Interactive segment decreased $3.4 million in 2014 compared to 2013. The decrease in revenue was driven primarily by lower advertising revenue and lower subscription revenue related to the disposition of a minor photo sharing business in the prior fiscal year. At the end of 2014 and 2013, AG Interactive had approximately 3.7 million online paid subscriptions.

Segment earnings decreased $0.9 million in 2014 compared to 2013, primarily due to the 2013 gain recognized in connection with the disposition of a minor photo sharing business that did not recur in the current period and severance expense incurred in the current year third quarter. These decreases in earnings and the impact of lower revenue were substantially offset by overall cost savings across most functional areas of the business.

Non-reportable Segments

(Dollars in thousands)	2014	2013	% Change
Total revenue	$72,884	$39,063	86.6%
Segment earnings	24,521	6,586	272.3%

Total revenue from our Non-reportable segment increased $33.8 million in 2014 compared to 2013. This increase in revenue was driven primarily by an approximately $35 million increase from our fixtures business, which obtained and completed a $26 million contract to supply fixtures to a large consumer electronics company during 2014.

Segment earnings increased $17.9 million in 2014 compared to 2013. About eighty percent of the increase was due to the impact of the higher revenue from the fixtures business. The remaining improvement was from our licensing business primarily due to cost savings initiatives during 2014.

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

Interest expense for 2014 increased approximately $9 million compared to 2013, primarily due to increased borrowings in connection with the Merger. For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. In 2013, corporate overhead expense included legal and advisory fees of approximately $7 million related to the Clinton Cards transaction, an impairment of approximately $8 million related to the senior secured debt of Clinton Cards and higher legal expenses of approximately $8 million primarily related to two class action lawsuits involving corporate-owned life insurance policies. The 2014 period included an adjustment to the Clinton Cards debt impairment, based on current estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, which resulted in a gain of approximately $5 million and higher expenses related to the Merger of approximately $21 million. The 2014 period also included a non-cash impairment of approximately $2 million related to our investment in Schurman and a non-cash loss of approximately $2 million in connection with the freeze to the accrued benefit of the Supplemental Executive Retirement Plan. For 2014, stock-based compensation in the table above includes stock-based compensation prior to the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the Merger, a portion of which is non-cash. There is no stock-based compensation subsequent to the Merger, as these plans were converted into cash compensation plans at the time of the Merger. Refer to Note 2, “Merger,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information.

Liquidity and Capital Resources

Operating Activities

During the year, cash flow from operating activities provided cash of $132.7 million compared to $160.1 million in 2014, a decrease of $27.4 million. Cash flow from operating activities for 2014 compared to 2013 decreased by $2.7 million from $162.8 million in 2013.

Accounts receivable, net of the effect of acquisitions and dispositions, was a use of cash of $13.2 million in 2015 compared to a source of cash of $8.4 million in 2014 and a use of cash of $9.8 million in 2013. As a percentage of the prior twelve months’ net sales, net accounts receivable was 5.2% at February 28, 2015 compared to 5.0% at February 28, 2014. The year-over-year fluctuations occurred primarily within our International Social Expression Products segment and were primarily due to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current period compared to the prior periods.

Inventories, net of the effect of acquisitions and dispositions, were a use of cash of $20.3 million in 2015 compared to $6.8 million in 2014 and $31.6 million in 2013. The use of cash in 2015 was primarily due to our International Social Expressions and Retail Operations segments that grew inventory by approximately $8 million and $5 million, respectively. In addition, inventory increased within our display fixtures business by approximately $8 million prior to the sale of that business in the second quarter of the current year. In 2014, the use of cash was driven primarily by our Retail Operations segment that grew inventory by approximately $13 million. This was partially offset by lower inventory levels within our North American Social Expression Products segment. In 2013, the use of cash was driven primarily by our Retail Operations segment that grew inventory by approximately $27 million from its acquisition in June 2012 to February 2013.

Other current assets, net of the effect of acquisitions and dispositions, were a use of cash of $0.7 million during 2015, compared to a source of cash of $16.1 million in 2014 and a use of cash of $23.4 million in 2013. The source of cash in 2014 was primarily due to lower prepaid rents within our Retail Operations segment and lower prepaid insurance within our North American Social Expressions segment. The use of cash in 2013 was driven primarily by prepaid rents within our new Retail Operations segment that was not present in prior years.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. During 2015, payments exceeded amortization by $10.1 million. During 2014, payments exceeded amortization by $22.2 million. During 2013, amortization exceeded payments by $27.1 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities, net of the effect of acquisitions and dispositions, were a source of cash of $45.4 million in 2015, compared to $2.0 million in 2014 and $58.6 million in 2013. The 2015 growth in accounts payable and other liabilities, and thus an increase in cash flow, was partially due to increased accruals related to our annual and long-term variable compensation programs and partially due to normal year-over-year timing of business transactions and related payments. The 2013 increase in accounts payable and other liabilities was primarily due to our new Retail Operations segment as well as activities related to our information technology systems refresh project and other strategic projects.

Investing Activities

Investing activities used $19.1 million of cash in 2015 compared to $32.7 million in 2014 and $163.2 million in 2013. The current year includes proceeds received from the sale of AGI In-Store and the sale of our current world headquarters of $73.7 million and $13.5 million, respectively. In addition, the current year includes proceeds received from H L & L of $9.9 million related to the sale of certain assets previously purchased by us related to the new world headquarters. The current year also includes proceeds from Clinton Cards administration of $11.9 million. Partially offsetting these cash inflows was cash paid for capital expenditures of $91.2 million and cash paid for acquired character property rights of $37.7 million. The increase in capital expenditures compared to 2014 related primarily to increased investments within our Retail Operations segment, the purchase of a new building in the UK within our International Social Expressions Product segment and land related to our new world headquarters.

The use of cash during 2014 was primarily driven by $54.1 million of cash paid for capital expenditures. The decrease in capital expenditures compared to 2013 related primarily to a decrease in assets acquired in connection with our information technology systems refresh project and machinery and equipment purchased for our card-producing facilities. Additionally, during 2014 we received a cash distribution of $12.1 million related to our investment in a third party and proceeds of $7.6 million from the Clinton Cards bankruptcy administration.

The use of cash during 2013 was primarily related to cash outlays of $114.1 million associated with capital expenditures. Capital expenditures for 2013 related primarily to assets acquired in connection with our information technology systems refresh project and investments in our new Retail Operations segment. In addition, during 2013 we used $56.6 million of cash to acquire all of the outstanding senior secured debt of Clinton Cards.

Financing Activities

Financing activities used $129.3 million of cash during 2015 compared to $153.0 million in 2014 and $42.0 million in 2013. The primary use of cash in the current year was related to scheduled quarterly payments and voluntary prepayments on the term loan of $90.0 million. In addition, we paid cash dividends of $38.1 million during 2015.

The primary use of cash in 2014 was in connection with activities related to the Merger. These activities included borrowings under our new credit agreement, net of repayments and debt issuance costs, which provided cash of $264.5 million, a contribution of $240.0 million from our parent company, Century Intermediate Holding Company (“Parent”), and payment of cash of $568.3 million to complete the Merger and cancel outstanding shares. In addition, we paid cash dividends of $85.0 million, of which $9.6 million was paid to shareholders prior to the Merger and $75.4 million was paid to Parent after the Merger.

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

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $550 million at February 28, 2015, which included $250 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $268.0 million in the aggregate was unused as of February 28, 2015. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At February 28, 2015, we had $4.3 million of borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under the accounts receivable securitization facility. We had, in the aggregate, $27.7 million outstanding under letters of credit, which reduced the total credit availability thereunder as of February 28, 2015.

For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Credit Facilities

In connection with the closing of the Merger, on August 9, 2013, we entered into a $600 million secured credit agreement (“Credit Agreement”), which provides for a $350 million term loan facility (“Term Loan Facility”) and a $250 million revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Term Loan Facility was fully drawn on August 9, 2013, the effective date of the Merger. We issued the Term Loan Facility at a discount of $10.8 million. The Term Loan Facility requires us to make quarterly payments of $5 million through May, 31, 2019 and a final payment of $235 million on August 9, 2019. Voluntary prepayments without penalty or premium are permitted. During 2015 the Corporation made voluntary prepayments of $75 million on the Term Loan Facility, thereby postponing the next quarterly installment payment to November 30, 2018. We may elect to increase the commitments under each of the Term Loan Facility and the Revolving Credit Facility up to an aggregate amount of $150 million. The proceeds of the term loans and the revolving loans borrowed on the Merger Date were used to fund a portion of the Merger consideration and pay fees and expenses associated therewith. Revolving loans borrowed under the Credit Agreement after the Merger Date were used for working capital and general corporate purposes. Subsequent to year-end, in March 2015, the Corporation made additional prepayments of $65 million on the Term Loan Facility.

On January 24, 2014, we amended the Credit Agreement to among other things, permit (i) specified corporate elections and tax distributions associated with a conversion from a “C corporation” to an “S corporation’ for U.S. federal income tax purposes, (ii) to make a one-time restricted payment of up to $50 million to Parent and recurring restricted payments to enable the payment of current interest on the PIK Notes (as defined in the “Capital Deployment and Investments” section below), and (iii) to make certain additional capital expenditures each year primarily related to the our information systems refresh project. The Credit Agreement was further amended on September 5, 2014. This amendment modified the Credit Agreement to among other things (i) reduce the interest rates applicable to the term loan and revolving loans, (ii) eliminate the London Interbank Offered Rate (“LIBOR”) floor interest rate used in the determination of interest charged on Eurodollar revolving loans, (iii) reduce the commitment fee applicable to unused revolving commitments and (iv) reset the usage term of the general restricted payment basket with effect from September 5, 2014. As a result of this amendment, certain changes in the syndicated lending group and voluntary prepayments on the term loan facility, we expensed $2.8 million of unamortized financing fees.

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

Accounts Receivable Facility

We are also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of February 28, 2015 and 2014.

Under the terms of the accounts receivable facility, we sell accounts receivable to AGC Funding Corporation (our wholly-owned, consolidated subsidiary), which in turn sells participating interests in eligible accounts receivable to third party financial institutions as part of a process that provides us funding similar to a revolving credit facility.

The accounts receivable facility has a scheduled termination date of August 7, 2015 and then must be renewed annually thereafter. Borrowings on the accounts receivable facility typically bear interest based on the one-month LIBOR plus 40 basis points.

AGC Funding Corporation also pays an annual facility fee of 60 basis points on the commitment of the accounts receivable securitization facility and customary administrative fees on letters of credit that have been issued. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

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

At February 28, 2015, the Corporation was in compliance with the financial covenants under its borrowing agreements described above.

Capital Deployment and Investments

On February 10, 2014, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent of American Greetings, issued $285 million aggregate principal amount of 9.75%/10.50% Senior PIK Toggle Notes due 2019 (the “PIK Notes”). Excluding the first and last interest payment periods, which must be paid in cash, CIHC2 may elect to either accrue or pay cash interest on the PIK Notes. The PIK Notes carry a cash interest rate of 9.75%. Prior to the payment of interest by CIHC2, it is expected that we will provide CIHC2 with the cash flow for CIHC2 to pay interest on the PIK Notes. Assuming interest is paid regularly in cash, rather than accrued, the annual cash required to pay the interest is expected to be approximately $27.8 million while the entire issuance of PIK Notes are outstanding. For further information, refer to the discussion of the PIK Notes as disclosed in “Transactions with Parent Companies and Other Affiliated Companies” in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

Throughout fiscal 2016 and thereafter, we will continue to consider all options for capital deployment including growth opportunities, acquisitions and other investments in third parties, expanding customer relationships, expenditures or investments related to our current product leadership initiatives or other future strategic initiatives, capital expenditures, the information technology systems refresh project, paying down debt, paying dividends and, as appropriate, preserving cash. Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet these and other currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.

Over the next several years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2014 on this project was approximately $109 million. During 2015, we spent approximately $23 million, including capital of approximately $17 million and expense of approximately $6 million, on these information technology systems. Based on the current scope of the project, we currently expect to spend approximately $190 million on these information technology systems over the remaining life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $190 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 28, 2015:

	Payment Due by Period as of February 28, 2015
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt	$—	$—	$—	$14,300	$240,000	$225,181	$479,481
Leases (1)	65,247	68,840	62,449	50,933	44,284	201,788	493,541
Commitments under customer agreements	59,018	34,465	34,481	34,101	1,080	—	163,145
Commitments under royalty agreements	12,654	12,119	6,996	675	675	169	33,288
Interest payments	24,376	23,151	23,133	22,485	19,317	33,281	145,743
Severance	3,266	1,037	—	—	—	—	4,303
Commitments under purchase agreements (2)	36,948	36,000	39,000	39,000	19,500	—	170,448

	$201,509	$175,612	$166,059	$161,494	$324,856	$460,419	$1,489,949

(1)	Approximately $4 million of the lease commitments in the table above relate to retail stores acquired by Schurman that are being subleased to Schurman. In connection with our acquisition of Clinton Cards, the number of stores that we are operating as of February 28, 2015, is 412. The estimated future minimum rental payments for noncancelable leases related to these stores is approximately $326 million. Also included in the lease commitments is approximately $142 million of estimated future minimum rental payments related to the new world headquarters building.
(2)	In connection with the sale of AGI In-Store, effective August 29, 2014, we entered into a long-term supply agreement whereby we are committed to purchase a significant portion of our North American display fixtures requirements from Rock-Tenn Company. The supply agreement has an initial term of five years. We are committed to purchase $180 million of display fixture related products, accessories and/or services over the initial term of the agreement. As of February 28, 2015, we’ve purchased approximately $10 million towards this commitment.

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 28, 2015. Also, we provide credit support to Schurman through a liquidity guaranty of up to $10 million in favor of the lenders under Schurman’s senior revolving credit facility as described in Note 1 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report, which are not included in the table as no amounts have been drawn and therefore we cannot determine the amount of usage in the future.

We expect to contribute $5.3 million in 2016 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001. This represents the legally required minimum contribution level. Any discretionary additional contributions we may make are not expected to exceed the deductible limits established by Internal Revenue Service regulations. Based on historic patterns and currently scheduled benefit payments, we expect to contribute $2.5 million to the Supplemental Executive Retirement Plan in 2016, which represents the expected benefit payment for that period. Refer to Note 12 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information.

Critical Accounting Estimates

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Corporation does not expect that the adoption of this standards update will impact its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also introduces several new and expanded disclosures that will enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. The standard permits the use of either a retrospective or modified retrospective (cumulative effect) transition method. The Corporation is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

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

Derivative Financial Instruments – We had no derivative financial instruments as of February 28, 2015.

Interest Rate Exposure – We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, approximately 53% of our debt is carried at variable interest rates. We believe that our overall interest rate exposure risk is limited. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 28, 2015, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense.

Foreign Currency Exposure – Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 36%, 36% and 35% of our 2015, 2014 and 2013 total revenue from continuing operations, respectively, were generated from operations outside the United States. Operations in Australia, New Zealand, Canada, the European Union and the UK are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates. However, for the year ended February 28, 2015, a hypothetical 10% weakening of the U.S. dollar would not materially affect our income before income tax expense.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 28, 2015 and February 28, 2014, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended February 28, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 28, 2015 and February 28, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio

May 15, 2015

CONSOLIDATED STATEMENT OF INCOME

Years ended February 28, 2015, 2014 and 2013

Thousands of dollars

	2015	2014	2013
Net sales	$1,986,352	$1,941,809	$1,842,544
Other revenue	24,617	27,857	26,195

Total revenue	2,010,969	1,969,666	1,868,739
Material, labor and other production costs	882,337	857,227	817,740
Selling, distribution and marketing expenses	696,543	685,088	653,935
Administrative and general expenses	289,433	297,443	298,569
Goodwill and other intangible assets impairment	21,924	733	—
Other operating (income) expense – net	(23,674)	(7,718)	4,330

Operating income	144,406	136,893	94,165
Interest expense	36,020	27,363	17,896
Interest income	(2,639)	(400)	(471)
Other non-operating expense (income) – net	319	(3,296)	(9,174)

Income before income tax expense	110,706	113,226	85,914
Income tax expense	45,599	62,704	35,996

Net income	$65,107	$50,522	$49,918

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Years ended February 28, 2015, 2014 and 2013

Thousands of dollars

	2015	2014	2013
Net income	$65,107	$50,522	$49,918
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(23,303)	12,545	(11,015)
Pension and postretirement benefit adjustments	(1,852)	5,344	5,712
Unrealized (loss) gain on securities	—	(4)	—

Other comprehensive (loss) income, net of tax	(25,155)	17,885	(5,303)

Comprehensive income	$39,952	$68,407	$44,615

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 28, 2015 and 2014

Thousands of dollars except share and per share amounts

	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,327	$63,963
Trade accounts receivable, net	102,339	97,925
Inventories	248,577	254,761
Deferred and refundable income taxes	45,976	46,996
Assets held for sale	35,529	—
Prepaid expenses and other	157,669	146,164

Total current assets	633,417	609,809
OTHER ASSETS	431,838	542,766
DEFERRED AND REFUNDABLE INCOME TAXES	90,143	74,103
PROPERTY, PLANT AND EQUIPMENT – NET	380,297	375,765

	$1,535,695	$1,602,443

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Debt due within one year	$—	$20,000
Accounts payable	133,135	120,568
Accrued liabilities	75,992	68,838
Accrued compensation and benefits	95,193	74,017
Income taxes payable	22,512	14,866
Liabilities held for sale	1,712	—
Deferred revenue	27,200	31,288
Other current liabilities	63,199	85,785

Total current liabilities	418,943	415,362
LONG-TERM DEBT	472,729	539,114
OTHER LIABILITIES	303,231	301,815
DEFERRED INCOME TAXES AND NONCURRENT INCOME TAXES PAYABLE	11,466	18,705
SHAREHOLDER’S EQUITY
Common shares – par value $.01 per share: 100 shares issued and outstanding	—	—
Capital in excess of par value	240,000	240,000
Accumulated other comprehensive (loss) income	(24,403)	752
Retained earnings	113,729	86,695

Total shareholder’s equity	329,326	327,447

	$1,535,695	$1,602,443

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 28, 2015, 2014 and 2013

Thousands of dollars

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$65,107	$50,522	$49,918
Adjustments to reconcile net income to cash flows from operating activities:
Goodwill and other intangible assets impairment	21,924	733	—
Fixed asset impairment	3,660	258	—
Contract asset impairment	4,422	—	—
Stock-based compensation	—	8,091	10,743
Gain on sale of AGI In-Store	(35,004)	—	—
Net loss on disposal of fixed assets	15,983	560	631
Depreciation and intangible assets amortization	59,853	55,025	49,405
Provision for doubtful accounts	1,214	368	16,064
Clinton Cards secured debt (recovery) impairment	(3,390)	(4,910)	8,106
Interest on Clinton Cards secured debt	(2,507)	—	—
Deferred income taxes	(21,357)	22,615	27,530
Gain related to investment in third party	—	(3,262)	(4,293)
Other non-cash charges	6,938	6,783	1,198
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(13,241)	8,359	(9,820)
Inventories	(20,325)	(6,761)	(31,558)
Other current assets	(652)	16,086	(23,404)
Net payable/receivable with related parties	1,945	(395)	—
Income taxes	9,752	21,151	(18,607)
Deferred costs – net	(10,133)	(22,209)	27,069
Accounts payable and other liabilities	45,446	2,046	58,586
Other – net	3,084	5,014	1,196

Total Cash Flows From Operating Activities	132,719	160,074	162,764
INVESTING ACTIVITIES:
Property, plant and equipment additions	(91,166)	(54,097)	(114,149)
Cash received in Clinton Cards acquisition	—	—	621
Proceeds from sale of fixed assets	24,198	1,652	853
Proceeds from sale of AGI In-Store	73,659	—	—
Proceeds from Clinton Cards administration	11,926	7,644	—
Proceeds related to investment in third party	—	12,105	6,061
Cash paid for acquired character property rights	(37,700)	—	—
Purchase of Clinton Cards debt	—	—	(56,560)

Total Cash Flows From Investing Activities	(19,083)	(32,696)	(163,174)
FINANCING ACTIVITIES:
Proceeds from revolving lines of credit	416,700	385,736	543,150
Repayments on revolving lines of credit	(416,900)	(442,436)	(481,950)
Proceeds from term loan	—	339,250	—
Repayments on term loan	(90,000)	(10,000)	—
Issuance, exercise or settlement of share-based payment awards	—	(4,487)	(2,648)
Tax benefit from share-based payment awards	—	279	364
Contribution from parent	—	240,000	—
Payments to shareholders to effect merger	—	(568,303)	—
Dividends to shareholders	(38,073)	(85,034)	(19,927)
Purchase of treasury shares	—	—	(80,991)
Financing fees	(1,065)	(8,045)	—

Total Cash Flows From Financing Activities	(129,338)	(153,040)	(42,002)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,934)	3,566	(3,967)

DECREASE IN CASH AND CASH EQUIVALENTS	(20,636)	(22,096)	(46,379)
Cash and Cash Equivalents at Beginning of Year	63,963	86,059	132,438

Cash and Cash Equivalents at End of Year	$43,327	$63,963	$86,059

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

Years ended February 28, 2015, 2014 and 2013

Thousands of dollars except per share amounts

						Accumulated
				Capital in		Other
	Common Shares			Excess of	Treasury	Comprehensive	Retained
	Common	Class A	Class B	Par Value	Stock	(Loss) Income	Earnings	Total
BALANCE FEBRUARY 29, 2012	$—	$34,011	$2,842	$513,163	$(1,020,838)	$(11,830)	$1,210,110	$727,458
Net income	—	—	—	—	—	—	49,918	49,918
Other comprehensive loss	—	—	—	—	—	(5,303)	—	(5,303)
Cash dividends - $0.60 per share	—	—	—	—	—	—	(19,929)	(19,929)
Sale of shares under benefit plans, including tax benefits	—	401	40	(1,491)	411	—	(1,699)	(2,338)
Purchase of treasury shares	—	(5,325)	(2)	—	(73,415)	—	—	(78,742)
Stock compensation expense	—	—	—	10,743	—	—	—	10,743
Stock grants and other	—	1	3	10	60	—	(4)	70

BALANCE FEBRUARY 28, 2013	—	29,088	2,883	522,425	(1,093,782)	(17,133)	1,238,396	681,877
Net income	—	—	—	—	—	—	50,522	50,522
Other comprehensive income	—	—	—	—	—	17,885	—	17,885
Cash dividends to common shareholders - $.30 per share (pre-merger)	—	—	—	—	—	—	(9,614)	(9,614)
Cash dividends to parent	—	—	—	—	—	—	(75,420)	(75,420)
Sales of shares under benefit plans, including tax benefits	—	223	28	560	342	—	(1,080)	73
Contribution from parent	—	—	—	240,000	—	—	—	240,000
Payments to shareholders to effect merger	—	(29,305)	(606)	—	(538,392)	—	—	(568,303)
Cancellation of Family Shareholders’ shares	—	(5)	(2,307)	—	—	—	2,312	—
Stock compensation expense	—	—	—	4,125	—	—	—	4,125
Stock grants and other	—	(1)	2	2	25	—	(5)	23
Settlement, modification or cancellation of share-based payment awards pursuant to merger (see Note 15)	—	—	—	(13,721)	—	—	—	(13,721)
Cancellation of treasury shares	—	—	—	(513,391)	1,631,807	—	(1,118,416)	—

BALANCE FEBRUARY 28, 2014	—	—	—	240,000	—	752	86,695	327,447
Net income	—	—	—	—	—	—	65,107	65,107
Other comprehensive loss	—	—	—	—	—	(25,155)	—	(25,155)
Cash dividends to parent	—	—	—	—	—	—	(38,073)	(38,073)

BALANCE FEBRUARY 28, 2015	$—	$—	$—	$240,000	$—	$(24,403)	$113,729	$329,326

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 28, 2015, 2014 and 2013

Thousands of dollars

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (“American Greetings” or the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2015 refers to the year ended February 28, 2015. The Corporation’s subsidiary, AG Retail Cards Limited, acquired in 2013, operates retail stores in the United Kingdom (also referred to herein as “UK”), and is consolidated on a one-month lag corresponding with its fiscal year-end of January 31 for 2015.

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

Prior to the fourth quarter of 2014, the Corporation held an approximate 15% equity interest in Schurman Fine Papers (“Schurman”) which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. During the third quarter of 2014, the Corporation determined that, due to continued operating losses, shareholders’ deficit and lack of return on the Corporation’s investment, the cost method investment was permanently impaired. As a result, the Corporation recorded an impairment charge in the amount of $1,935 which reduced the carrying amount of the investment to zero. In addition, in order to mitigate ongoing risks to the Corporation that may arise from retaining an equity interest in Schurman, during the fourth quarter of 2014, the Corporation transferred to Schurman its 15% equity interest and, as a result, no longer has an equity interest in Schurman.

The Corporation provides Schurman limited credit support through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10,000 of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which expires in January 2019. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of February 28, 2015 requiring the use of the Liquidity Guaranty.

During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of February 28, 2015 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10,000;

•	normal course of business trade and other receivables due from Schurman of $22,948, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $4,238 as of February 28, 2015.

In addition, the Corporation held a minority investment in the common stock of a privately held company that effected a recapitalization transaction in July 2012. As a result of this recapitalization, the Corporation retained a portion of its investment in the company and sold its remaining common stock in the company, realizing a gain of $4,293. Additionally, on August 1, 2013, the Corporation received a cash distribution from this recapitalized company totaling $12,105, which was in part a return of capital of $8,843 that reduced the carrying amount of the investment to zero, and the remaining $3,262 realized as an investment gain. The total proceeds from the distributions received in 2014 and from the sale of common stock in 2013 associated with this investment amounted to $12,105 and $6,061, respectively, and are reflected in “Investing Activities” on the Consolidated Statement of Cash Flows. The gains related to the Corporation’s investment in this company are included in “Other non-operating (income) expense – net” on the Consolidated Statement of Income.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the 2015 presentation.

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

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, primarily those in mass merchandising, which is comprised of three distinct channels: mass merchandisers (including discount retailers), chain drug stores and supermarkets. In addition, the Corporation sells its products through a variety of other distribution channels, including card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items) as well as through its retail operations in the UK. The Corporation also sells paper greeting cards through its Cardstore.com Web site, and, from time to time, the Corporation sells its products to independent, third-party distributors. These customers are located throughout the United States, Canada, the United Kingdom, Australia and New Zealand. Net sales to the Corporation’s five largest customers accounted for approximately 40%, 39% and 39% of total revenue in 2015, 2014 and 2013, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 14% of total revenue in 2015, 2014 and 2013. Net sales to Target Corporation accounted for approximately 13% of total revenue in 2015, 2014 and 2013.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral to secure their obligation to the Corporation. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss exists from a concentration of credit.

Inventories: Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (“LIFO”) cost method is used for certain domestic inventories, which approximate 55% of the total pre-LIFO consolidated inventories at February 28, 2015 and 2014. The remaining domestic and international non-retail store inventories principally use the first-in, first-out (“FIFO”) method except for display material and factory supplies which are carried at average cost. Retail store inventories are carried at average cost. The Corporation allocates fixed production overhead to inventory based on the normal capacity of the production facilities. Abnormal amounts of idle facility expense, freight, handling costs and wasted material are treated as a current period expense. See Note 7 for further information.

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

Production expense totaled $2,031, $3,514 and $3,360 in 2015, 2014 and 2013, respectively, with no significant amounts related to changes in ultimate revenue estimates during these periods. These production costs are included in “Material, labor and other production costs” on the Consolidated Statement of Income. Amortization of production costs totaling $1,377, $2,776 and $2,089 in 2015, 2014 and 2013, respectively, are included in “Other - net” within “Operating Activities” on the Consolidated Statement of Cash Flows. As of February 28, 2015, a portion of deferred film production costs was classified as held for sale related to the expected sale of the Strawberry Shortcake property. See Note 3 for further information. The balance of deferred film production costs was $2,173 and $7,031 at February 28, 2015 and 2014, respectively, and is included in “Other assets” on the Consolidated Statement of Financial Position. The Corporation expects to amortize approximately $400 of production costs during the next twelve months.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in “Prepaid and other expenses” and “Other assets” net of policy loans and related interest payable on the Consolidated Statement of Financial Position. The net balance was $28,772 and $28,886 as of February 28, 2015 and 2014, respectively. The net life insurance expense, including interest expense, is included in “Administrative and general expenses” on the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $11,671, $11,591 and $11,427 in 2015, 2014 and 2013, respectively. In the fourth quarter of 2015, in order to mitigate the ongoing risks to the Corporation that may arise from retaining certain policies, the Corporation surrendered those policies. This action had a significant impact on the Corporation’s tax rate in the current year. See Note 17 for further information.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations and is not amortized in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” This topic addresses the amortization of intangible assets with finite lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Corporation is required to evaluate the carrying value of its goodwill and indefinite-lived intangible assets for potential impairment on an annual basis or more frequently if indicators arise. While the Corporation may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. The required annual impairment tests are completed during the fourth quarter. Intangible assets with finite lives are amortized over their estimated lives. See Note 9 for further discussion.

Property and Depreciation: Property, plant and equipment are carried at cost. Depreciation and amortization of buildings, software, equipment and fixtures are computed principally by the straight-line method over the useful lives of the various assets. The cost of buildings is depreciated over 40 years; computer hardware and software over 3 to 10 years; machinery and equipment over 3 to 15 years; and furniture and fixtures over 8 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement. Property, plant and equipment are reviewed for impairment in accordance with ASC Topic 360 (“ASC 360”), “Property, Plant and Equipment.” ASC 360 also provides a single accounting model for the disposal of long-lived assets. See Note 8 for further information.

Disposal Group Held for Sale: In accordance with ASC Topic 205, assets and liabilities of a disposal group classified as held for sale are presented separately in the asset and liability sections of the Consolidated Statement of Financial Position. In addition, in accordance with ASC 360, assets of a disposal group held for sale are stated at the lower of their fair values less cost to sell or carrying amounts and depreciation and amortization is no longer recognized.

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

The Corporation has agreements for licensing certain characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives monthly payments from the agents. Royalty revenue is generally recognized upon cash receipt and is recorded in “Other revenue.” Revenues and expenses associated with the servicing of these agreements are summarized as follows:

	2015	2014	2013
Royalty revenue	$22,660	$26,170	$24,740

Royalty expenses:
Material, labor and other production costs	$2,602	$8,583	$9,929
Selling, distribution and marketing expenses	6,297	6,339	7,336
Administrative and general expenses	2,003	1,945	1,848

	$10,902	$16,867	$19,113

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

Shipping and Handling Fees: The Corporation classifies shipping and handling fees as part of “Selling, distribution and marketing expenses.” Shipping and handling fees were $128,928, $127,400 and $132,508 in 2015, 2014 and 2013, respectively.

Advertising Expenses: Advertising costs are expensed as incurred. Advertising expenses were $17,470, $22,724 and $32,120 in 2015, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Corporation does not expect that the adoption of this standards update will impact its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also introduces several new and expanded disclosures that will enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. The standard permits the use of either a retrospective or modified retrospective (cumulative effect) transition method. The Corporation is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Corporation adopted ASU 2014-08 on August 29, 2014 in connection with the disposition of its subsidiary A.G. Industries, Inc. (dba AGI In-Store “AGI In-Store”). See Note 3 for further information.

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

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Sale of Strawberry Shortcake

On February 2, 2015, the Corporation entered into an agreement to sell its Strawberry Shortcake property and related intangible assets and license agreements for $105,000 cash with the expectation that the sale would close by no later than March 31, 2015. As such, at February 28, 2015, the assets and liabilities related to Strawberry Shortcake, which are included in the Corporation’s non-reportable operating segment, were classified as held for sale. See Note 20 for further information.

The major classes of assets and liabilities held for sale included in the Corporation’s Consolidated Statement of Financial Position as of February 28, 2015 were as follows:

Assets
Prepaid expenses and other	$229
Other assets	35,300

$35,529

Liabilities
Accrued liabilities	$500
Deferred revenue	1,212

$1,712

Character Property Rights Acquisition

On December 18, 2014, the Corporation, in order to secure complete control and ownership over the rights in certain character properties, including the Strawberry Shortcake property, that the Corporation previously granted to a third party (the “Character Property Rights”), paid $37,700 to purchase these rights, and recorded the rights as indefinite-lived intangible assets. As of February 28, 2015, the majority of these assets were classified as “Assets held for sale” on the Consolidated Statement of Financial Position. In addition to the $37,700 paid for these rights, in the event of a future sale of these Character Property Rights and the associated character properties, the Corporation would be required, depending on the proceeds of such sale, to pay up to an additional $4,000 of the proceeds that it receives from any such sale. Subsequent to year-end, in March 2015, the Corporation made an additional payment in the amount of $2,800.

Sale of AGI In-Store

On August 29, 2014, the Corporation completed the sale of its wholly-owned display fixtures business, AGI In-Store, to Rock-Tenn Company for $73,659 in cash, subject to closing date working capital adjustments. Subsequent to the end of the fiscal year, in March 2015, the working capital adjustments were finalized and a payment of $3,200 was made to the buyer. A gain of $35,004, which includes the final working capital adjustments, has been recognized from the sale and is included in “Other operating income – net” on the Consolidated Statement of Income. AGI In-Store, which is included in the non-reportable segment, had operating income of $53 in 2015 through the date of sale and $18,707 of operating income in 2014. In connection with the sale of AGI In-Store, the Corporation entered into a long-term supply agreement whereby the Corporation is committed to purchase a significant portion of its North American display fixtures requirements from Rock-Tenn Company. The supply agreement has an initial term of five years. The Corporation is committed to purchase $180,000 of display fixture related products, accessories and/or services over the initial term of the agreement.

Sale of World Headquarters

On July 1, 2014, the Corporation sold its current world headquarters location and entered into an operating lease arrangement with the new owner of the building. The Corporation expects to remain in this current location until the completion of the new world headquarters, which the Corporation anticipates will occur in calendar year 2016. Net of transaction costs, the Corporation received $13,535 in cash from the sale, and recorded a non-cash loss on disposal of $15,544 in the Corporation’s second fiscal quarter, which loss is included in “Other operating income – net” on the Consolidated Statement of Income.

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

The stores and assets not acquired by the Corporation were liquidated through the administration process and the proceeds were used to repay the creditors of the Sellers. Through this process, which was completed in 2015, the Corporation fully recovered the non-credit bid portion of its investment in the senior secured debt. Net of other administration expenses, cash distributions received from the Administrators in 2015 and 2014 totaled $11,926 and $7,644, respectively. The cash distributions received in 2015 include $2,507 of accumulated interest that was previously not expected to be received. This interest is included in “Interest income” in 2015 on the Consolidated Statement of Income. See Note 4 for further information.

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

NOTE 4 – OTHER INCOME AND EXPENSE

Other Operating (Income) Expense - Net

	2015	2014	2013
Gain on sale of AGI In-Store	$(35,004)	$—	$—
Clinton Cards secured debt (recovery) impairment	(3,390)	(4,910)	8,106
Net loss on disposal of fixed assets	15,983	560	631
Termination of certain agency agreements	—	—	2,125
Miscellaneous	(1,263)	(3,368)	(6,532)

Other operating (income) expense – net	$(23,674)	$(7,718)	$4,330

During 2015, the Corporation recognized a gain of $35,004 from the sale of AGI In-Store. The cash proceeds of $73,659 from the sale are included in “Proceeds from sale of AGI In-Store” on the Consolidated Statement of Cash Flows. See Note 3 for further information.

During 2013, based on the initial recovery estimates provided by the Administrators, the Corporation recorded an impairment loss of $8,106 related to the senior secured debt of Clinton Cards. In 2014, the Corporation recorded an impairment recovery of $4,910 based on updated information provided by the Administrators. During the first quarter of 2015, the Administrators further revised their recovery estimates to indicate that the outstanding senior secured debt would be fully recovered. Accordingly, a reversal of the remaining impairment loss of $3,390 was recognized. See Note 3 for further information.

In July 2014, the Corporation sold its current world headquarters location. Net of transaction costs, the Corporation received $13,535 cash from the sale, and recorded a non-cash loss on disposal of $15,544, which loss is included in “Net loss on disposal of fixed assets” in the table above. See Note 3 for further information.

In 2013, the Corporation recorded expenses totaling $2,125 related to the termination of certain agency agreements associated with its licensing business.

“Miscellaneous” in 2013 included, among other things, a gain recognized on the sale of an insignificant non-card product line within the International Social Expression Products segment of $1,432 and a gain recognized on the disposition of assets within the AG Interactive segment of $1,134.

Other Non-Operating Expense (Income) - Net

	2015	2014	2013
Impairment of investment in Schurman	$—	$1,935	$—
Gain related to investment in third party	—	(3,262)	(4,293)
Foreign exchange loss (gain)	1,522	(280)	(2,783)
Rental income	(1,089)	(1,714)	(1,919)
Miscellaneous	(114)	25	(179)

Other non-operating expense (income) – net	$319	$(3,296)	$(9,174)

In 2014, the Corporation recognized an impairment loss of $1,935 associated with its investment in Schurman. See Note 1—Consolidation for further information.

The Corporation recognized gains from its investment in a third party of $3,262 and $4,293 in 2014 and 2013, respectively. See Note 1 – Consolidation for further information.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) and activity for 2015 and 2014 are as follows:

	Foreign Currency Translation Adjustments	Pensions and Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 28, 2013	$12,594	$(29,731)	$4	$(17,133)
Other comprehensive income (loss) before reclassifications	11,561	3,413	(4)	14,970
Amounts reclassified from accumulated other comprehensive income (loss)	984	1,931	—	2,915

Other comprehensive income (loss), net of tax	12,545	5,344	(4)	17,885

Balance at February 28, 2014	25,139	(24,387)	—	752
Other comprehensive income (loss) before reclassifications	(23,303)	(2,348)	—	(25,651)
Amounts reclassified from accumulated other comprehensive income (loss)	—	496	—	496

Other comprehensive income (loss), net of tax	(23,303)	(1,852)	—	(25,155)

Balance at February 28, 2015	$1,836	$(26,239)	$—	$(24,403)

The reclassifications out of accumulated other comprehensive income (loss) are as follows:

	2015	2014
Pensions and Postretirement Benefits:
Amortization of pensions and other postretirement benefits items:
Actuarial losses, net	$(1,392)	$(2,442)	(1)
Prior service credit, net	724	1,113	(1)
Transition obligation	(5)	(6)	(1)
Recognition of prior service cost upon curtailment	—	(1,746)	(1)

	(673)	(3,081)
Tax benefit	177	1,150	(2)

Total, net of tax	(496)	(1,931)

Foreign Currency Translation Adjustments:
Loss upon dissolution of business	—	(984)	(3)

Total reclassifications	$(496)	$(2,915)

Classification on Consolidated Statement of Income:

(1)	Administrative and general expenses
(2)	Income tax expense
(3)	Other non-operating expense (income) - net

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

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	February 28, 2015	February 28, 2014
Allowance for seasonal sales returns	$18,895	$26,613
Allowance for outdated products	11,074	9,692
Allowance for doubtful accounts	1,730	2,488
Allowance for marketing funds	26,841	28,277
Allowance for rebates	34,214	27,369

	$92,754	$94,439

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $16,951 and $16,453 as of February 28, 2015 and 2014, respectively.

NOTE 7 – INVENTORIES

	February 28, 2015	February 28, 2014
Raw materials	$14,809	$20,915
Work in process	7,578	8,093
Finished products	297,899	287,481

	320,286	316,489
Less LIFO reserve	80,755	82,140

	239,531	234,349
Display material and factory supplies	9,046	20,412

	$248,577	$254,761

There were no material LIFO liquidations in 2014. During 2015, certain inventory quantities declined resulting in the liquidation of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidation on material, labor and other production costs was approximately $3,000. Inventory held on location for retailers with SBT arrangements, which is included in finished products, totaled approximately $67,000 as of February 28, 2015 and 2014.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

	February 28, 2015	February 28, 2014
Land	$18,791	$19,231
Buildings	178,924	201,619
Capitalized software	191,307	174,405
Equipment and fixtures	439,006	459,886

	828,028	855,141
Less accumulated depreciation	447,731	479,376

	$380,297	$375,765

During 2015, including the fixed assets that were part of the AGI In-Store and world headquarters dispositions, the Corporation disposed of approximately $138,000 of property, plant and equipment that included accumulated depreciation of approximately $86,000. During 2014, the Corporation disposed of approximately $27,000 of property, plant and equipment that included accumulated depreciation of approximately $24,000. Also, continued operating losses and negative cash flows led to testing for impairment of long-lived assets in the Retail Operations segment in accordance with ASC 360. As a result, fixed asset impairment charges of $3,660 and $258 were recorded in “Selling, distribution and marketing expenses” on the Consolidated Statement of income for 2015 and 2014, respectively. The charges represent the difference between the carrying values of the assets and the future net discounted cash flows estimated to be generated by those assets.

Depreciation expense totaled $56,056, $50,493 and $44,326 in 2015, 2014 and 2013, respectively. Interest expense capitalized was $1,147, $3,748 and $2,355 in 2015, 2014 and 2013, respectively.

Included in “Buildings” as of February 28, 2015 in the table above is an amount related to a building that will function as the future world headquarters for the Corporation. This is in connection with an operating lease with H L & L Property Company (“H L & L”). The building is currently being constructed and expected to be available for occupancy in calendar year 2016.

H L & L is an indirect affiliate of the Corporation as it is indirectly owned by members of the Weiss Family (as defined in Note 18). Due to, among other things, the Corporation’s involvement in the construction of the building, the Corporation is required to be treated, for accounting purposes only, as the “deemed owner” of the new world headquarters building during the construction period. Accordingly, the Corporation has recorded an asset and associated offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. As of February 28, 2015, the asset and corresponding liability was $31,662. See Note 18 for further information.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

At February 28, 2015 and 2014, intangible assets, net of accumulated amortization, were $30,048 and $49,138, respectively. The following table presents information about these intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	February 28, 2015			February 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite useful lives:
Tradenames	$6,200	$—	$6,200	$28,802	$—	$28,802
Character property rights	11,310	—	11,310	—	—	—

Subtotal	17,510	—	17,510	28,802	—	28,802
Intangible assets with finite useful lives:
Patents	2,971	(1,224)	1,747	5,175	(3,557)	1,618
Trademarks	4,016	(3,247)	769	9,556	(8,221)	1,335
Artist relationships	19,230	(15,178)	4,052	19,230	(11,193)	8,037
Customer relationships	15,610	(10,192)	5,418	16,987	(8,874)	8,113
Other	13,590	(13,038)	552	15,740	(14,507)	1,233

Subtotal	55,417	(42,879)	12,538	66,688	(46,352)	20,336

Total	$72,927	$(42,879)	$30,048	$95,490	$(46,352)	$49,138

In 2015, the Corporation purchased certain Character Property Rights for $37,700. As of February 28, 2015, the majority of these assets were classified as held for sale related to the expected sale of the Strawberry Shortcake property. The Corporation has categorized the remaining amount of $11,310 as character property rights with an indefinite useful life. See Note 3 for further information.

In 2015, the required annual impairment test of indefinite-lived intangible assets was completed in the fourth quarter and based on the results of the testing the Corporation determined that the Clinton Cards tradename was impaired. The Corporation tests tradenames using the relief from royalty method. The fair value of this asset was considered a Level 2 valuation as it was based on observable market royalty rates of similar intangibles. As a result, the Corporation recorded a non-cash impairment charge of $21,924 (£13,500) reducing the tradename balance to zero.

In 2014, the required annual impairment test of indefinite-lived intangible assets was completed in the fourth quarter and based on the results of the testing the Corporation determined that the goodwill portion of the intangibles associated with the acquisition of Clinton Cards was impaired. As a result, the Corporation recorded a non-cash impairment charge of $733 (£465), reducing the goodwill balance to zero.

As a consequence of the impairment of all goodwill for financial reporting purposes in 2012, the excess tax deductible goodwill remaining from the 2009 acquisition of Recycled Paper Greetings, Inc. is being recognized as a reduction of other intangible assets when such benefits are realized for income tax purposes. Reductions of other intangible assets resulting from the realization of excess tax deductible goodwill in 2015 and 2014 totaled $4,346 and $2,749, respectively, and are included in “Accumulated Amortization” in the table above.

Amortization expense for intangible assets totaled $3,797, $4,532 and $5,079 in 2015, 2014 and 2013, respectively. Estimated annual amortization expense for the next five years will approximate $3,291 in 2016, $2,920 in 2017, $2,845 in 2018, $2,736 in 2019 and $2,588 in 2020.

NOTE 10 – DEFERRED COSTS

In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. The agreements are negotiated individually to meet competitive situations and, therefore, while some aspects of the agreements may be similar, important contractual terms may vary. Under these agreements, the customer may receive a combination of cash payments, credits, discounts, allowances and other incentive considerations to be earned by the customer as product is purchased from the Corporation over the stated term of the agreement or the minimum purchase volume commitment. In the event an agreement is not completed, in most instances, the Corporation has a claim for unearned advances under the agreement. The agreements may or may not specify the Corporation as the sole supplier of social expression products to the customer. See Note 1 – Deferred Costs for further information.

A portion of the total consideration may not be paid by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” on the Consolidated Statement of Financial Position and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains an allowance for deferred costs related to supply agreements of $2,300 and $4,100 at February 28, 2015 and 2014, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Deferred costs and future payment commitments were as follows:

	February 28, 2015	February 28, 2014
Prepaid expenses and other	$98,061	$100,282
Other assets	364,311	428,090

Deferred cost assets	462,372	528,372

Other current liabilities	(59,018)	(84,860)
Other liabilities	(104,127)	(149,190)

Deferred cost liabilities	(163,145)	(234,050)

Net deferred costs	$299,227	$294,322

A summary of the changes in the carrying amount of the Corporation’s net deferred costs during the years ended February 28, 2015, 2014 and 2013 is as follows:

Balance at February 29, 2012	$306,217
Payments	82,474
Amortization	(109,543)
Effective settlement of Clinton Cards contract upon acquisition	(6,192)
Currency translation	(359)

Balance at February 28, 2013	272,597
Payments	130,970
Amortization	(108,761)
Currency translation	(484)

Balance at February 28, 2014	294,322
Payments	124,258
Amortization	(114,125)
Contract asset impairment	(4,422)
Currency translation	(806)

Balance at February 28, 2015	$299,227

NOTE 11 – DEBT

There was no debt due within one year as of February 28, 2015. Debt due within one year totaled $20,000 as of February 28, 2014, which represented the current maturity of the term loan.

Long-term debt and their related calendar year due dates as of February 28, 2015 and 2014, respectively, were as follows:

	February 28, 2015	February 28, 2014
Term loan, due 2019	$250,000	$340,000
7.375% senior notes, due 2021	225,000	225,000
Revolving credit facility, due 2018	4,300	4,500
6.10% senior notes, due 2028	181	181
Unamortized financing fees	(6,752)	(10,567)

	472,729	559,114
Current portion of term loan	—	(20,000)

	$472,729	$539,114

At February 28, 2015, the balances outstanding on the revolving credit facility and the term loan facility bear interest at a rate of approximately 2.6% and 2.7%, respectively. In addition to the balances outstanding on the aforementioned agreements, the Corporation also finances certain transactions with some of its vendors, which include a combination of various guaranties and letters of credit. At February 28, 2015, the Corporation had credit arrangements under a credit facility and an accounts receivable facility to support the letters of credit up to $123,500 with $27,668 of credit outstanding.

Aggregate maturities of long-term debt, by fiscal year, for the five years subsequent to February 28, 2015 are as follows:

2016	$—
2017	—
2018	—
2019	14,300
2020	240,000

Interest paid in cash on debt was $31,311, $46,869 and $19,184 in 2015, 2014 and 2013, respectively.

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

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $238,242 (at a carrying value of $225,181) and $234,698 (at a carrying value of $225,181) at February 28, 2015 and 2014, respectively.

Credit Facilities

In connection with the closing of the Merger, on August 9, 2013, the Corporation entered into a $600,000 secured credit agreement (“Credit Agreement”), which provides for a $350,000 term loan facility (“Term Loan Facility”) and a $250,000 revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Term Loan Facility was fully drawn on the Merger Date and was issued at a discount of $10,750. The Term Loan Facility requires the Corporation to make quarterly payments of $5,000 through May, 31, 2019 and a final payment of $235,000 on August 9, 2019. Voluntary prepayments without penalty or premium are permitted. During 2015 the Corporation made voluntary prepayments of $75,000 on the Term Loan Facility, thereby postponing the next quarterly installment payment to November 30, 2018. The Corporation may elect to increase the commitments under each of the Term Loan Facility and the Revolving Credit Facility up to an aggregate amount of $150,000. The proceeds of the term loans and the revolving loans borrowed on the Merger Date were used to fund a portion of the Merger consideration and pay fees and expenses associated therewith. Revolving loans borrowed under the Credit Agreement after the Merger Date were used for working capital and general corporate purposes. Subsequent to year-end, in March 2015, the Corporation made additional prepayments on the Term Loan Facility. See Note 20 for further information.

On January 24, 2014, the Corporation amended the Credit Agreement to among other things, permit (i) specified corporate elections and tax distributions associated with a conversion from a “C corporation” to an “S corporation’ for U.S. federal income tax purposes, (ii) to make a one-time restricted payment of up to $50,000 to Parent and recurring restricted payments to enable the payment of current interest on the PIK Notes (as defined in Note 18), and (iii) to make certain additional capital expenditures each year primarily related to the Corporation’s information systems refresh project. The Credit Agreement was further amended on September 5, 2014. This amendment modified the Credit Agreement to among other things (i) reduce the interest rates applicable to the term loan and revolving loans, (ii) eliminate the London Interbank Offered Rate (“LIBOR”) floor interest rate used in the determination of interest charged on Eurodollar revolving loans, (iii) reduce the commitment fee applicable to unused revolving commitments and (iv) reset the usage term of the general restricted payment basket with effect from September 5, 2014. As a result of this amendment, certain changes in the syndicated lending group and voluntary prepayments on the term loan facility, the Corporation expensed $2,780 of unamortized financing fees.

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

Accounts Receivable Facility

The Corporation is also a party to an accounts receivable facility that provides available funding of up to $50,000, under which there were no borrowings outstanding as of February 28, 2015 and 2014.

Under the terms of the accounts receivable facility, the Corporation sells accounts receivable to AGC Funding Corporation (a wholly-owned, consolidated subsidiary of the Corporation), which in turn sells participating interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility. The accounts receivable facility has a scheduled termination date of August 7, 2015 and then must be renewed annually thereafter. Borrowings on the accounts receivable facility typically bear interest based on the one-month LIBOR plus 40 basis points.

AGC Funding Corporation also pays an annual facility fee of 60 basis points on the commitment of the accounts receivable securitization facility and customary administrative fees on letters of credit that have been issued. Funding under the facility may be used for working capital, general corporate purposes and the issuance of letters of credit.

The accounts receivable facility contains representations, warranties, covenants and indemnities customary for facilities of this type, including the obligation of the Corporation to maintain the same consolidated leverage ratio as it is required to maintain under its Credit Agreement.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $251,789 (at a principal carrying value of $254,300) and $344,500 (at a principal carrying value of $344,500) at February 28, 2015 and 2014, respectively.

At February 28, 2015, the Corporation was in compliance with the financial covenants under its borrowing agreements described above.

NOTE 12 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The Corporation has a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Corporate contributions to the profit-sharing plan were $9,180, $9,149 and $7,536 for 2015, 2014 and 2013, respectively. In addition, the Corporation matches a portion of employee 401(k) contributions. The Corporation’s matching contributions were $4,575, $5,070 and $6,273 for 2015, 2014 and 2013, respectively.

The Corporation also has defined contribution plans that cover certain employees in the United Kingdom. Under these plans, the employees contribute to the plans and the Corporation matches a portion of the employee contributions. The Corporation’s matching contributions were $2,558, $2,124 and $1,970 for 2015, 2014 and 2013, respectively.

The Corporation also participates in a multiemployer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multiemployer plan, representing contributions to the plan, was $586, $582 and $544 in 2015, 2014 and 2013, respectively.

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

In 2001, in connection with its acquisition of Gibson Greetings, Inc. (“Gibson”), the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Gibson Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Gibson Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Gibson Retirement Plan has a measurement date of February 28 or 29. The Corporation contributed $3,518 to the plan in 2015. No contributions were made to the plan in either 2014 or 2013. The Gibson Retirement Plan was underfunded at February 28, 2015 and 2014.

The Corporation also has an unfunded nonqualified defined benefit pension plan (the “Supplemental Executive Retirement Plan” or “SERP”) covering certain management employees. Effective December 31, 2013, the Corporation amended the SERP to freeze the accrued benefit for all active participants and closed the plan to new participants. As a result, the liabilities of the SERP were re-measured as of December 31, 2013, and a curtailment gain of $7,164 was recognized as a reduction of actuarial losses within accumulated other comprehensive income with a corresponding reduction in the SERP’s overall benefit obligation. In addition, a non-cash loss of $1,746 arising from the recognition of previously recorded prior service costs was included in net periodic benefit cost in 2014. The amendment did not affect the benefits of participants who retired or separated from the Corporation with a deferred vested benefit prior to December 31, 2013. In accordance with the SERP’s vesting provisions, certain active participants became fully vested in their SERP benefit as a result of the Merger. This accelerated vesting increased the SERP’s benefit obligation by $2,613 and was recognized as an actuarial loss within accumulated other comprehensive income in 2014. The Supplemental Executive Retirement Plan has a measurement date of February 28 or 29.

The Corporation also has several defined benefit pension plans and one defined contribution plan at its Canadian subsidiary. These include a defined benefit pension plan covering most Canadian salaried employees, which was closed to new participants effective January 1, 2006, but eligible members continue to accrue benefits and an hourly plan in which benefits earned have been frozen and participants no longer accrue benefits after March 1, 2000. There are also two unfunded defined benefit plans, one that covers a supplemental executive retirement pension relating to an employment agreement and one that pays supplemental pensions to certain former hourly employees pursuant to a prior collective bargaining agreement. Effective January 1, 2006, a defined contribution plan was established and integrated with the defined benefit salaried plan. Under the defined contribution plan, the Corporation fully matches employee contributions which can range between 2% and 4% of eligible compensation. The Corporation’s matching contributions were $354, $378 and $359 for 2015, 2014 and 2013, respectively. All defined benefit plans have a measurement date of February 28 or 29.

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

The following table sets forth summarized information on the defined benefit pension plans and postretirement benefits plan:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$184,786	$188,146	$66,632	$67,452
Service cost	683	1,115	368	431
Interest cost	7,249	7,065	2,545	2,397
Participant contributions	16	20	3,282	3,485
Retiree drug subsidy payments	—	—	590	796
Plan amendments	580	414	—	—
Actuarial loss (gain)	14,137	6,043	(4,387)	(1,470)
Change in control	—	2,613	—	—
Plan curtailment	—	(7,164)	—	—
Benefit payments	(11,431)	(11,519)	(5,888)	(6,459)
Currency exchange rate changes	(3,227)	(1,947)	—	—

Benefit obligation at end of year	192,793	184,786	63,142	66,632
Change in plan assets:
Fair value of plan assets at beginning of year	104,894	104,521	48,757	51,794
Actual return on plan assets	12,188	11,386	2,313	3,255
Employer contributions	5,612	2,199	(3,282)	(3,485)
Participant contributions	16	20	3,282	3,485
Benefit payments	(11,431)	(11,519)	(5,470)	(6,292)
Currency exchange rate changes	(2,986)	(1,713)	—	—

Fair value of plan assets at end of year	108,293	104,894	45,600	48,757

Funded status at end of year	$(84,500)	$(79,892)	$(17,542)	$(17,875)

Amounts recognized on the Consolidated Statement of Financial Position consist of the following:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	2015	2014	2015	2014
Accrued compensation and benefits	$(2,639)	$(2,624)	$—	$—
Other liabilities	(81,861)	(77,268)	(17,542)	(17,875)

Net amount recognized	$(84,500)	$(79,892)	$(17,542)	$(17,875)

Amounts recognized in accumulated other comprehensive (income) loss
Net actuarial loss (gain)	$68,372	$63,614	$(19,396)	$(17,013)
Net prior service cost (credit)	—	—	(4,173)	(5,477)
Net transition obligation	16	23	—	—

Accumulated other comprehensive loss (income)	$68,388	$63,637	$(23,569)	$(22,490)

For the defined benefit pension plans, the estimated net loss and transition obligation that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are approximately $3,380 and $5, respectively. Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation or plan assets are amortized over the average remaining future service period of active participants or the life expectancy of inactive participants, as appropriate.

For the postretirement benefits plan, the estimated net gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately ($1,190) and ($700), respectively. The unrecognized net gain in excess of 10% of the greater of the benefit obligation or plan assets is amortized over the average future service period of active participants expected to receive benefits. Prior service credits are amortized straight-line beginning at the date of each plan amendment over the average future service period of the affected plan participants expected to receive benefits.

The following table presents significant weighted-average assumptions to determine benefit obligations and net periodic benefit cost:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	2015	2014	2015	2014
Weighted average discount rate used to determine:
Benefit obligations at measurement date
U.S.	3.25-3.50%	4.00-4.25%	3.50%	4.25%
International	3.40%	4.05%	N/A	N/A
Net periodic benefit cost
U.S.	4.00-4.25%	3.75-4.50%	4.25%	3.75%
International	4.05%	3.90%	N/A	N/A
Expected long-term return on plan assets:
U.S.	6.75%	6.75%	6.50%	6.50%
International	5.25%	5.00%	N/A	N/A
Rate of compensation increase:
U.S.	N/A	6.50%	N/A	N/A
International	3.00%	3.00%	N/A	N/A
Health care cost trend rates:
For year following February 28 or 29	N/A	N/A	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year the rate reaches the ultimate trend rate	N/A	N/A	2021	2021

For 2015 and 2014, the net periodic pension cost for the defined benefit pension plans was based on long-term asset rates of return as noted above. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy, current mix of investments and historical return for the asset classes.

For 2015 and 2014, the Corporation assumed a long-term asset rate of return of 6.50% to calculate the expected return for the postretirement benefit plan. In developing the expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical compounded returns for such asset classes.

	2015	2014
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$82	$80
Accumulated postretirement benefit obligation	2,083	2,462
Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(72)	(70)
Accumulated postretirement benefit obligation	(1,798)	(2,139)

The following table presents selected defined benefit pension plan information:

	2015	2014
For all defined benefit pension plans:
Accumulated benefit obligation	$192,774	$184,769
For defined benefit pension plans that are not fully funded:
Projected benefit obligation	169,803	184,527
Accumulated benefit obligation	169,803	184,510
Fair value of plan assets	85,052	104,635

A summary of the components of net periodic benefit cost for the defined benefit pension plans is as follows:

	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$683	$1,115	$1,369
Interest cost	7,249	7,065	7,394
Expected return on plan assets	(6,522)	(6,267)	(6,473)
Amortization of transition obligation	5	6	7
Amortization of prior service cost	580	190	240
Amortization of actuarial loss	2,827	3,485	3,514
Recognition of prior service cost upon curtailment	—	1,746	—

Net periodic benefit cost	4,822	7,340	6,051
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	8,610	941	5,657
Prior service cost	580	414	231
Amortization of prior service cost	(580)	(190)	(240)
Amortization of actuarial loss	(2,827)	(3,485)	(3,514)
Amortization of transition obligation	(5)	(6)	(7)
Change in control	—	2,613	—
Curtailment gain	—	(7,164)	—
Recognition of prior service cost upon curtailment	—	(1,746)	—

Total recognized in other comprehensive income	5,778	(8,623)	2,127

Total recognized in net periodic benefit cost and other comprehensive income	$10,600	$(1,283)	$8,178

A summary of the components of net periodic benefit cost for the postretirement benefit plan is as follows:

	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$368	$431	$684
Interest cost	2,545	2,397	2,841
Expected return on plan assets	(2,882)	(3,067)	(3,430)
Amortization of prior service credit	(1,304)	(1,303)	(2,075)
Amortization of actuarial gain	(1,435)	(1,043)	(452)

Net periodic benefit cost	(2,708)	(2,585)	(2,432)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial gain	(3,818)	(1,659)	(13,768)
Amortization of actuarial gain	1,435	1,043	452
Amortization of prior service credit	1,304	1,303	2,075

Total recognized in other comprehensive income	(1,079)	687	(11,241)

Total recognized in net periodic benefit cost and other comprehensive income	$(3,787)	$(1,898)	$(13,673)

At February 28, 2015 and 2014, the assets of the plans are held in trust and allocated as follows:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	2015	2014	2015	2014	Target Allocation
Equity securities:
U.S.	50%	52%	27%	27%	15% - 30%
International	34%	40%	N/A	N/A	N/A
Debt securities:
U.S.	49%	47%	71%	71%	65% - 85%
International	65%	59%	N/A	N/A	N/A
Cash and cash equivalents:
U.S.	1%	1%	2%	2%	0% - 15%
International	1%	1%	N/A	N/A	N/A

As of February 28, 2015, the investment policy for the U.S. pension plans targets an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due. The investment policy for the international pension plans targets an approximately 30/65/5 distribution between equity securities, debt securities and cash and cash equivalents.

The investment policy for the postretirement benefit plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed. This policy is subject to review and change.

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2015:

	Fair value at February 28, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$709	$—	$709
Equity securities (collective funds)	42,473	—	42,473
Fixed-income funds	41,870	—	41,870
International plans:
Short-term investments	157	—	157
Equity securities (collective funds)	8,012	—	8,012
Fixed-income funds	15,072	—	15,072

Total	$108,293	$—	$108,293

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2014:

	Fair value at February 28, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$719	$—	$719
Equity securities (collective funds)	42,599	—	42,599
Fixed-income funds	38,154	—	38,154
International plans:
Short-term investments	259	—	259
Equity securities (collective funds)	9,470	—	9,470
Fixed-income funds	13,693	—	13,693

Total	$104,894	$—	$104,894

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2015:

	Fair value at February 28, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$1,192	$—	$1,192
Equity securities	12,133	12,133	—
Fixed income securities	32,275	—	32,275

Total	$45,600	$12,133	$33,467

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2014:

	Fair value at February 28, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$1,312	$—	$1,312
Equity securities	12,968	12,968	—
Fixed income securities	34,477	—	34,477

Total	$48,757	$12,968	$35,789

Short-term investments: Short-term investments, which are primarily money market funds, are valued based on exit prices or net asset values. These investments are generally classified as Level 2 since the valuations use observable inputs.

Equity securities: The fair value of collective funds is valued at the closing net asset value or at the executed exchange trade prices. Pricing for these securities is typically provided by a recognized pricing service. Generally, these collective fund investments are classified as Level 2 because the valuations are based on observable inputs. Common stock and exchange traded mutual funds are valued at the closing price reported on the active market on which such securities are traded and are therefore classified as Level 1.

Fixed-income funds and securities: Investments in fixed-income funds and fixed income securities primarily consist of U.S. and foreign-issued corporate notes and bonds, convertible bonds, asset-backed securities, government agency obligations, government obligations, municipal bonds and interest-bearing commercial paper. The fair value of these investments is valued using evaluated prices provided by a recognized pricing service. Because the evaluated prices are based on observable inputs, such as dealer quotes, available trade information, spread, bids and offers, prepayment speeds, U.S. Treasury curves and interest rate movements, investments in this category are classified as Level 2.

The Corporation expects to contribute approximately $5,300 in 2016 to the Gibson Retirement Plan, which represents the legally required minimum contribution level. Any discretionary additional contributions the Corporation may make are not expected to exceed the deductible limits established by Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute approximately $2,530 to the Supplemental Executive Retirement Plan in 2016, which represents the expected benefit payment for that period. The plan is a nonqualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

The benefits expected to be paid out are as follows:

		Postretirement Benefits Plan
	Defined Benefit Pension Plans	Excluding Effect of Medicare Part D Subsidy	Including Effect of Medicare Part D Subsidy
2016	$11,322	$3,997	$3,424
2017	11,246	3,962	3,446
2018	11,400	3,942	3,375
2019	11,443	3,948	3,336
2020	11,367	3,936	3,271
2021 – 2025	56,976	19,253	18,426

NOTE 13 – LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment. Rental expense under operating leases for the years ended 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Gross rentals	$84,612	$83,790	$66,840
Sublease rentals	(2,945)	(5,152)	(7,758)

Net rental expense	$81,667	$78,638	$59,082

At February 28, 2015, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2016	$65,247
2017	68,840
2018	62,449
2019	50,933
2020	44,284
Later years	201,788

493,541
Sublease rentals	(6,379)

Net rentals	$487,162

The table above includes approximately $326,000 of estimated future minimum rental payments related to the Clinton Cards business. Also included in the table above is approximately $142,000 of estimated future minimum rental payments related to the new world headquarters building. See Note 18 for further information.

NOTE 14 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the assets and liabilities measured at fair value as of February 28, 2015:

	February 28, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,745	$10,997	$1,748	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,412	$10,997	$2,415	$—

The following table summarizes the assets and liabilities measured at fair value as of February 28, 2014:

	February 28, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,285	$10,289	$1,996	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,230	$10,289	$2,941	$—

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

NOTE 15 – COMMON SHARES AND STOCK-BASED COMPENSATION

At February 28, 2015 and 2014 the Corporation had 100 shares of common stock authorized and outstanding. In conjunction with the Merger and pursuant to the Corporation’s amended and restated articles of incorporation all previously authorized Class A and Class B shares were canceled and replaced by the new class of common stock.

Prior to the Merger, the Corporation maintained various stock-based compensation plans for the benefit of its directors, officers and other key employees. These plans provided for the granting of stock options, performance shares and restricted stock units. In conjunction with the Merger, all stock-based compensation awards were cash-settled, canceled or modified to cash-based liability awards. As a result, no stock-based compensation expense has been recognized subsequent to the second quarter of 2014. The expense attributable to the modified cash-based liability awards for post-Merger vesting service is included with other cash-based incentive compensation.

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

Pursuant to the Merger Agreement, all outstanding stock options held by directors and employees, excluding the Family Shareholders, were settled in 2014 through cash payments totaling $7,159. Included in this amount was $3,933 for “in the money” stock options that were settled at fair value as of the Merger Date and were therefore recognized as a reduction of Capital in Excess of Par Value on the Consolidated Statement of Shareholder’s Equity. The remaining $3,226 was paid to settle stock options that had an exercise price in excess of fair value as of the Merger Date and was recognized as additional compensation expense in 2014.

The outstanding stock options held by the Family Shareholder employees at the Merger date were canceled without a replacement award or the payment of any consideration. Because these options were fully vested, no additional compensation expense was recognized upon cancellation. See Note 2 for further information.

Performance Shares

Prior to the Merger, performance shares represented the right to receive common shares, at no cost to the employee, upon the achievement of management objectives over a predefined performance period and the satisfaction of service-based vesting requirements. In 2013, the Corporation introduced a performance share program that was designed to reward the Corporation’s officers and certain management employees for the attainment of performance objectives over a three-year measurement period. The shares granted in 2013 were equally divided into three tranches, each containing specified performance goals over three separate, but sequentially cumulative performance periods extending from March 1, 2012 to February 28, 2015.

Achievement of performance criteria may range from 0% to 200% of the initial number of shares awarded in each tranche. All shares credited to participants under this program upon the achievement of specified performance goals will, subject to service-based vesting requirements, vest on February 28, 2015. The expense recognized each period is dependent upon an estimate of the number of shares that will ultimately vest. Compensation expense is recognized on a straight line basis over the vesting period, beginning on the date the awards were made.

In connection with the Merger, all performance shares granted to employees, excluding the Family Shareholders, were converted from share-based equity awards to cash-based liability awards. Under this award modification, each outstanding performance share will be settled at $19.00 upon satisfaction of performance and vesting conditions. An expense of $1,545, representing the cumulative effect on previously recognized compensation cost attributable to the difference between the $19.00 per unit cash settlement value and the award’s grant date fair value, was recorded following the completion of the Merger in 2014.

The outstanding performance shares held by the Family Shareholders at the Merger date were canceled without a replacement award or the payment of any consideration. Accordingly, the previously unrecognized compensation cost of $2,603 attributable to these awards was recognized as incremental stock-based compensation expense upon cancellation.

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

In connection with the Merger, all restricted stock units held by employees, excluding the Family Shareholders, were converted from share-based equity awards to cash-based liability awards, whereupon each restricted stock unit entitles the holder to receive $19.00 upon satisfaction of the award’s vesting conditions. Except for the cash settlement feature, the modified awards retained the same terms and conditions, including service-based vesting, of the original equity-based awards. An expense of $464 representing the cumulative effect on previously recognized compensation cost attributable to the difference between the $19.00 per unit cash settlement value and each award’s grant date fair value was recorded following the completion of the Merger in 2014.

The Merger Agreement also provided that each outstanding restricted stock unit held by members of the board of directors, other than the Family Shareholders, became fully vested and was settled for a cash payment equal to $19.00. The accelerated vesting of these awards resulted in the recognition of incremental compensation expense of $512 in 2014.

The outstanding restricted stock units held by the Family Shareholders were canceled at the closing of the Merger without a replacement award or the payment of any consideration. Accordingly, the previously unrecognized compensation cost of $1,363 attributable to these awards was recognized as incremental stock-based compensation expense upon cancellation.

For the years ended February 28, 2014 and 2013, stock-based compensation expense, recognized in “Administrative and general expenses” on the Consolidated Statement of Income, was $13,812 and $10,743, respectively. Stock-based compensation expense for 2014 included the expense attribution of equity-based awards prior to the Merger of $4,125 and the incremental stock-based compensation expense, caused as a direct result of the Merger, associated with the cancellation of the outstanding performance shares and restricted stock units held by the Family Shareholders of $3,966. The combined amount of $8,091 is included as stock-based compensation on the Consolidated Statement of Cash Flows. Stock-based compensation expense for 2014 also included the cumulative effect through the Merger Date on previously recognized compensation cost attributable to the modified awards’ $19.00 per unit cash settlement value of $5,721.

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

For the years ended February 28, 2014 and 2013, cash received from stock options exercised was $1,718 and $1,259, respectively. The total intrinsic value from the exercise of stock-based payment awards was $6,298 and $7,423 in 2014 and 2013, respectively. The actual tax benefit realized from the exercise of stock-based payment awards totaled $2,486 and $2,929 for 2014 and 2013, respectively.

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

Al Smith et al. v. American Greetings Corporation. On June 4, 2014, Al Smith and Jeffrey Hourcade, former fixture installation crew members for special projects, individually and on behalf of those similarly situated, filed a putative class action lawsuit against American Greetings Corporation in the U.S. District Court for the Northern District of California, San Francisco Division. Plaintiffs claim that the Corporation violated certain rules under the Fair Labor Standards Act and California law, including the California Labor Code and Industrial Welfare Commission Wage Orders. For themselves and the proposed classes, plaintiffs seek an unspecified amount of general and special damages, including but not limited to minimum wages, agreed upon wages and overtime wages, statutory liquidated damages, statutory penalties (including penalties under the California Labor Code Private Attorney General Act of 2004 (“PAGA”), unpaid benefits, reasonable attorneys’ fees and costs, and interest). In addition, plaintiffs request disgorgement of all funds the Corporation acquired by means of any act or practice that constitutes unfair competition and restoration of such funds to the plaintiffs and the proposed classes. On November 6, 2014, plaintiffs filed a Second Amended Complaint to add claims for reimbursement of business expenses and failure to provide meal periods in violation of California Law and on December 12, 2014, amended their PAGA notice to include the newly added claims.

On January 20, 2015, the parties reached a settlement in principle that, if approved by the Court, will fully and finally resolve the claims brought by Smith and Hourcade, as well as the classes they seek to represent. The settlement was a product of extensive negotiations and a private mediation, which was finalized and memorialized in a Stipulation and Class Action Settlement Agreement signed March 30, 2015. The proposed settlement establishes a settlement fund of $4,000 to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and the date of the Court’s preliminary approval of the settlement.

On March 31, 2015, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On April 30, 2015, the Court held a preliminary approval hearing. If the settlement is preliminarily approved, notice and claim forms will be mailed to class members and class members will have an opportunity to submit claims, to opt-out of the settlement, and/or to object to the settlement. As part of a Preliminary Approval Order, the Court will set a Final Approval Hearing to occur after the notice process, at which point the Court will consider the notice process and results, any objections, and other relevant information. The Court will then decide whether to finally approve the class settlement. If the settlement is finally approved, American Greetings will fund the settlement within twenty (20) days after passage of all appeal periods. Thereafter, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

Michael Ackerman v. American Greetings Corporation, et al. On March 6, 2015, plaintiff Michael Ackerman, individually and on behalf of others similarly situated, filed a putative class action lawsuit in the United States District Court of New Jersey alleging violation of the Telephone Consumer Protection Act (“TCPA”) by American Greetings Corporation and its subsidiary, AG Interactive, Inc. The plaintiff claims that defendants (1) sent plaintiff an unsolicited text message notifying plaintiff that he had received an ecard; and (2) knowing and/or willfully violated the TCPA, which prohibits unsolicited automated or prerecorded telephone calls, including faxes and text messages, sent to cellular telephones. Plaintiff seeks to certify a nationwide class based on unsolicited text messages sent by defendants during the period February 8, 2011 through February 8, 2015. The plaintiff seeks damages in the statutory amount of five-hundred dollars for each and every violation of the TCPA and one-thousand five-hundred dollars for each and every willful violation of the TCPA. The Corporation believes the plaintiffs’ allegations in this lawsuit are without merit and intend to defend the action vigorously.

With respect to the Ackerman case, management is unable to estimate a range of reasonably possible losses as (i) the aggregate damages have not been specified, (ii) the proceeding is in the early stages, (iii) there is uncertainty as to the outcome of anticipated motions, and/or (iv) there are significant factual issues to be resolved. However, management does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Corporation’s business, consolidated financial position or results of operations, although the outcome could be material to the Corporation’s operating results for any particular period, depending, in part, upon the operating results for such period.

NOTE 17 – INCOME TAXES

Income from continuing operations before income taxes:

	2015	2014	2013
United States	$139,749	$84,801	$88,405
International	(29,043)	28,425	(2,491)

	$110,706	$113,226	$85,914

Income tax expense from the Corporation’s continuing operations has been provided as follows:

	2015	2014	2013
Current:
Federal	$61,049	$26,018	$6,007
International	(58)	8,027	839
State and local	5,965	6,044	1,620

	66,956	40,089	8,466
Deferred	(21,357)	22,615	27,530

	$45,599	$62,704	$35,996

Reconciliation of the Corporation’s income tax expense from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2015	2014	2013
Income tax expense at statutory rate	$38,747	$39,629	$30,070
State and local income taxes, net of federal tax benefit	3,085	7,617	3,638
Corporate-owned life insurance	25,861	(1,625)	(1,682)
International items, net of foreign tax credits	(12,258)	4,580	1,880
Accruals and settlements	(1,853)	793	233
Valuation allowance	(4,244)	12,606	2,209
Domestic production activities deduction	(5,250)	(3,815)	(1,813)
Other	1,511	2,919	1,461

Income tax at effective tax rate	$45,599	$62,704	$35,996

During 2015, the Corporation surrendered certain of its corporate-owned life insurance policies that resulted in an increase in income tax expense of $28,279 which is included in the “Corporate-owned life insurance” line above. This increase was partially offset by the benefit of dual consolidated losses of the Corporation’s branches totaling $13,268 which is included in the “International items, net of foreign tax credits” line. The net release of valuation allowances of $4,244 further benefitted income tax expense. The Corporation released a valuation allowance against certain net operating loss and foreign tax credit carryforwards as disclosed below in the “Correction of Immaterial Errors” section.

During 2014, the Corporation recorded a valuation allowance against certain net operating loss and foreign tax credit carryforwards which the Corporation believed at the time would expire unused. The valuation allowance was recorded due to the inability to utilize these losses pursuant to Internal Revenue Code (“IRC”) sections 382 and 383 due to the Merger as previously disclosed in Note 2.

Income taxes paid from continuing operations were $59,758 in 2015, $18,637 in 2014 and $25,925 in 2013.

Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	February 28, 2015	February 28, 2014
Deferred tax assets:
Employee benefit and incentive plans	$60,082	$59,225
Goodwill and other intangible assets	41,728	32,724
Net operating loss carryforwards limited by IRC Section 382	24,319	22,179
Net operating loss carryforwards	24,227	24,067
Reserves not currently deductible	19,382	25,189
Inventory costing	9,531	7,243
Accrued expenses deductible as paid	9,187	5,882
Deferred revenue	1,871	2,154
Deferred capital loss	1,407	2,985
Foreign tax credit carryforwards	1,227	6,137
Other (each less than 5 percent of total assets)	8,369	10,859

	201,330	198,644
Valuation allowance	(23,482)	(29,318)

Total deferred tax assets	177,848	169,326
Deferred tax liabilities:
Property, plant and equipment	48,123	53,837
Other	3,169	2,235

Total deferred tax liabilities	51,292	56,072

Net deferred tax assets	$126,556	$113,254

Net deferred tax assets are included on the Consolidated Statement of Financial Position in the following captions:

	February 28, 2015	February 28, 2014
Deferred and refundable income taxes (current)	$40,543	$43,589
Deferred and refundable income taxes (noncurrent)	86,030	70,261
Deferred income taxes and noncurrent income taxes payable	(17)	(596)

Net deferred tax assets	$126,556	$113,254

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

The Corporation periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Corporation believes that the valuation allowances provided are appropriate. At February 28, 2015, the valuation allowance of $23,482 related principally to certain international and domestic net operating loss carryforwards, foreign tax credit carryforwards and deferred capital losses.

At February 28, 2015, the Corporation had deferred tax assets of approximately $6,226 for international net operating loss carryforwards, of which $6,106 have no expiration dates and $120 have expiration dates ranging from 2031 through 2032. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss and foreign tax credit (“FTC”) carryforwards of approximately $12,923, $5,078 and $8,673, respectively. The federal net operating loss carryforwards have expiration dates ranging from 2020 to 2028. The state net operating loss carryforwards have expiration dates ranging from 2016 to 2036. The FTC carryforward has expiration dates ranging from 2019 to 2022.

Deferred taxes have not been provided on approximately $23,607 of undistributed earnings of international subsidiaries since substantially all of these earnings are necessary to meet their business requirements. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

At February 28, 2015, the Corporation had unrecognized tax benefits of $20,814 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $18,597 compared to unrecognized tax benefits of $19,011 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $16,255 at February 28, 2014. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 28, 2015 could decrease approximately $1,772 during 2016 due to anticipated settlements and resulting cash payments related to open years after 2001 which are currently under examination.

The following chart reconciles the Corporation’s total gross unrecognized tax benefits for the years ended February 28, 2015, 2014, and 2013:

	2015	2014	2013
Balance at beginning of year	$19,011	$21,659	$30,360
Additions for tax positions of prior years	3,527	538	2,106
Reductions for tax positions of prior years	(1,440)	(2,459)	(184)
Settlements	(14)	—	(9,122)
Statute lapse	(270)	(727)	(1,501)

Balance at end of year	$20,814	$19,011	$21,659

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and income taxes as a component of income tax expense. During the year ended February 28, 2015, the Corporation recognized a net benefit of $1,281 for interest and penalties due to a reversal of accrued interest on unrecognized tax benefits and income taxes. This was primarily the result of the correction of immaterial errors as discussed below. As of February 28, 2015, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $2,580. During the year ended February 28, 2014, the Corporation recognized a net expense of $41 for interest and penalties related to unrecognized tax benefits and refundable income taxes. As of February 28, 2014, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $3,861.

The Corporation is subject to examination by the IRS for tax years 2010 to the present and various U.S. state and local jurisdictions for tax years 2001 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2006 to the present.

Correction of Immaterial Errors

During the first and fourth quarters of 2015, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. The first quarter corrections decreased 2015 income tax expense by $4,144 and primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position at February 28, 2014. These errors were the result of the significant complexity created as a result of the Merger and related transactions. The fourth quarter corrections increased income tax expense by $1,761 and related to the Corporation’s conversion to a new fixed asset system during the fourth quarter of fiscal 2014 and issues that occurred during the data conversion process of the tax depreciation records. The impact of correcting these items had a non-cash effect, decreasing tax expense and increasing net income by $2,383. Based on its evaluation as discussed more fully below, the Corporation concluded that the corrections to the financial statements were immaterial to its financial results for the years ended February 28, 2015 and 2014.

In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Corporation evaluated the effects of the errors on its financial statements for the years ended February 28, 2015 and 2014 and concluded that the results of operations for these periods are not materially misstated. In reaching its conclusion, the Corporation considered numerous qualitative and quantitative factors, including but not limited to the following:

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

NOTE 18 – RELATED PARTY INFORMATION

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

The Corporation is leasing a portion of the Crocker Park Site to H L & L, which will construct the new world headquarters on the Crocker Park Site and sublease the new world headquarters back to the Corporation. The Corporation has also entered into an operating lease with H L & L for the use of the new world headquarters building, anticipated to be available for occupancy in calendar year 2016. The initial lease term is fifteen years and will begin upon occupancy. The annual rent is expected to be approximately $9,500. Due to, among other things, the Corporation’s involvement in the construction of the building, the Corporation is required to be treated, for accounting purposes only, as the “deemed owner” of the new world headquarters building during the construction period. Accordingly, the Corporation has recorded an asset and associated offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. Included in “Other liabilities” on the Consolidated Statement of Financial Position is a deferred lease obligation related to this operating lease. As of February 28, 2015, the asset and corresponding liability was $31,662. See Note 8 for further information. Refer to Item 13. Certain Relationships and Related Party Transactions, and Director Independence included in Part III of this Form 10-K for a description of the transactions associated with the world headquarters relocation.

Although the majority of the costs to construct the new world headquarters is expected to be financed through H L & L, due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and the Corporation may have to dedicate additional funds to the project, including providing additional funds to H L & L. As a result, effective as of December 1, 2014, the Corporation entered into a loan agreement with H L & L under which the Corporation may from time to time make revolving loans to H L & L. Loans made to H L & L under this agreement may only be used to fund construction costs associated with the world headquarters project and the maximum principal and market-rate interest that may be outstanding as of any given time under this loan agreement may not exceed $9,000. As of February 28, 2015, there were no amounts borrowed by H L & L under this loan agreement.

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

The Corporation, Parent and certain of their subsidiaries and affiliates file a consolidated U.S. federal income tax return. The Corporation pays all taxes on behalf of the group included in this consolidated federal income tax return. Pursuant to this tax sharing arrangement, amounts due to affiliates totaled $1,846 as of February 28, 2015.

On February 10, 2014, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent of American Greetings, issued $285,000 aggregate principal amount of 9.75%/10.50% Senior PIK Toggle Notes due 2019 (the “PIK Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). CIHC2 was formed for the sole purpose of issuing the PIK Notes. The net proceeds from the offering, together with a portion of a $50,000 dividend the Corporation paid to Parent, were used to redeem the preferred equity interest in Parent. The PIK Notes pay interest semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. Interest on the PIK Notes accrues from February 10, 2014 at a rate of 9.75% per annum with respect to cash interest and 10.50% per annum with respect to PIK Interest (as defined below), which is the cash interest rate plus 75 basis points. The first interest payment on the PIK Notes was payable entirely in cash. Interest for the final interest period ending at stated maturity will be payable entirely in cash. For each other interest period, CIHC2 will be required to pay interest on the PIK Notes entirely in cash (“Cash Interest”), unless certain conditions are satisfied, in which case CIHC2 will be entitled to pay interest on the PIK Notes by increasing the principal amount of the PIK Notes or by issuing new PIK Notes, such increase or issuance being referred to herein as “PIK Interest.” Prior to the payment of Cash Interest, the Corporation expects that, through dividends the Corporation will provide CIHC2 with the cash flow for it to pay interest on the PIK Notes. Assuming CIHC2 pays interest on the PIK Notes in cash, rather than as PIK Interest, the annual cash required to pay the Cash Interest is expected to be approximately $27,800.

During 2014, the Corporation paid cash dividends in the aggregate amount of $75,420 to Parent, its sole shareholder. In 2015, the Corporation paid cash dividends in the aggregate amount of $38,073 to Parent, $28,208 of which was for the purpose of paying interest on the PIK Notes. In addition, H L & L paid $9,865 to the Corporation to acquire certain assets previously purchased by the Corporation related to the new world headquarters project, which is included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows. Refer to Item 13. Certain Relationships and Related Party Transactions, and Director Independence included in Part III of this Form 10-K for a description of the transactions associated with the world headquarters relocation.

NOTE 19 – BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. As permitted under ASC Topic 280, “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating segments have similar economic characteristics, products, production processes, types of customers and distribution methods. Approximately 58%, 58% and 55% of the North American Social Expression Products segment’s revenue in 2015, 2014 and 2013, respectively, is attributable to its top five customers. Approximately 54%, 50% and 48% of the International Social Expression Products segment’s revenue in 2015, 2014 and 2013, respectively, is attributable to its top three customers.

In 2013, the Corporation acquired card and gift retail stores in the United Kingdom that are being operated under the “Clintons” brand through its Retail Operations segment. At February 28, 2015, the Retail Operations segment operated 412 stores. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. Intersegment sales and profits from the International Social Expression Products segment to the Retail Operations segment are eliminated in consolidation. Consolidated operating results for 2013 include the results of the Retail Operations segment from the acquisition date of June 6, 2012 until February 2, 2013, the end of the segment’s fiscal year. See Note 3 for more information.

AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices.

The Corporation’s non-reportable operating segment primarily includes licensing activities and, prior to the disposition of AGI In-Store on August 29, 2014, the design, manufacture and sale of display fixtures. See Note 3 for additional information regarding the sale of AGI In-Store.

The Corporation’s senior management evaluates segment performance based on earnings before foreign currency exchange gains or losses, interest income, interest expense, centrally-managed costs and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1, except those that are related to LIFO or applicable to only corporate items.

The reporting and evaluation of segment assets include net accounts receivable, inventory on a FIFO basis, display materials and factory supplies, prepaid expenses, other assets and net property, plant and equipment. Unallocated and intersegment items include primarily cash, taxes and LIFO.

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense on centrally-incurred debt, domestic profit sharing-expense, settlement charges and, prior to the Merger, stock-based compensation expense. In addition, the costs associated with corporate operations including the senior management, corporate finance, legal and insurance programs, among other costs, are included in the unallocated items.

Operating Segment Information

	Total Revenue
	2015	2014	2013
North American Social Expression Products	$1,316,617	$1,253,842	$1,245,269
International Social Expression Products	319,825	306,519	331,753
Intersegment items	(62,229)	(56,729)	(55,892)

Net	257,596	249,790	275,861
Retail Operations	336,860	332,066	244,106
AG Interactive	58,995	61,084	64,440
Non-reportable segment	40,901	72,884	39,063

	$2,010,969	$1,969,666	$1,868,739

	Segment Earnings (Loss) Before Tax
	2015	2014	2013
North American Social Expression Products	$193,176	$172,502	$160,052
International Social Expression Products	10,530	11,380	(10,555)
Intersegment items	(3,022)	(2,110)	(2,873)

Net	7,508	9,270	(13,428)
Retail Operations	(35,007)	(4,637)	6,581
AG Interactive	21,668	15,540	16,465
Non-reportable segment	9,810	24,521	6,586
Unallocated:
Interest expense	(36,020)	(27,363)	(17,896)
Profit-sharing plan expense	(9,180)	(9,149)	(7,536)
Stock-based compensation expense	—	(13,812)	(10,743)
Corporate overhead expense	(41,249)	(53,646)	(54,167)

	(86,449)	(103,970)	(90,342)

	$110,706	$113,226	$85,914

For 2014, “Stock-based compensation expense” in the table above includes stock-based compensation prior to the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the Merger, a portion of which is non-cash. There is no stock-based compensation subsequent to the Merger as these plans were converted into cash compensation plans at the time of the Merger.

For 2015, “Corporate overhead expense” in the table above includes a gain of $35,004 from the sale of AGI In-Store and a non-cash charge of $21,924 in connection with the impairment of the Clinton Cards tradename. In addition, during 2015, the Corporation sold its current world headquarters location and recognized a non-cash loss on disposal of $15,544, of which $13,361 was recorded within the North American Social Expression Products segment and $2,183 was recorded in “Corporate overhead expense”.

See Note 2 for charges associated with the Merger in 2014 that do not have comparative amounts in the current year and Note 3 for Segment information related to certain nonrecurring charges in 2013 associated with activities and transactions in connection with the acquisition of Clinton Cards.

	Depreciation and Intangible Assets Amortization			Capital Expenditures
	2015	2014	2013	2015	2014	2013
North American Social Expression Products	$41,443	$37,751	$36,021	$37,429	$37,618	$87,778
International Social Expression Products	4,437	4,748	5,335	16,496	2,759	4,169
Retail Operations	10,417	6,630	2,780	22,779	8,054	11,426
AG Interactive	1,523	2,395	2,556	1,961	267	2,080
Non-reportable segment	1,128	1,773	1,719	32	2,718	690
Unallocated	905	1,728	994	12,469	2,681	8,006

	$59,853	$55,025	$49,405	$91,166	$54,097	$114,149

	Assets
	2015	2014
North American Social Expression Products	$1,053,178	$1,132,145
International Social Expression Products	108,709	86,100
Retail Operations	106,600	103,185
AG Interactive	5,874	6,121
Non-reportable segment	14,101	36,915
Unallocated and intersegment items	247,233	237,977

	$1,535,695	$1,602,443

Geographical Information

	Total Revenue			Property, Plant and Equipment - Net
	2015	2014	2013	2015	2014
United States	$1,291,053	$1,258,328	$1,217,461	$309,935	$319,137
United Kingdom	555,961	538,684	471,945	62,968	47,071
Other international	163,955	172,654	179,333	7,394	9,557

	$2,010,969	$1,969,666	$1,868,739	$380,297	$375,765

Product Information

	Total Revenue
	2015	2014	2013
Everyday greeting cards	$944,771	$915,794	$894,971
Seasonal greeting cards	490,089	470,298	466,794
Gift packaging and party goods	340,759	308,735	286,993
Other revenue	24,617	27,857	26,195
All other products	210,733	246,982	193,786

	$2,010,969	$1,969,666	$1,868,739

The “All other products” classification includes, among other things, stationery, ornaments, custom display fixtures, stickers, online greeting cards, other online digital products and specialty gifts.

Termination Benefits and Facility Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The Corporation recorded severance charges of $5,418, $6,890 and $6,975 in 2015, 2014 and 2013, respectively, related to headcount reductions and facility closures at several locations.

The following table summarizes the severance charges by segment:

	2015	2014	2013
North American Social Expression Products	$2,706	$3,020	$4,103
International Social Expression Products	2,420	2,094	2,136
Retail Operations	208	585	724
AG Interactive	84	1,004	(1)
Non-reportable	—	187	13
Unallocated	—	—	—

Total	$5,418	$6,890	$6,975

The remaining balance of the severance accrual was $4,303 and $3,974 at February 28, 2015 and 2014, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

NOTE 20 – SUBSEQUENT EVENTS

Sale of Strawberry Shortcake

Subsequent to year-end, on March 3, 2015, the sale of the Strawberry Shortcake property and related intangible assets and license agreements was completed. See Note 3 for further information.

Payment on Term Loan

Subsequent to year-end, on March 11, 2015, the Corporation made a prepayment of $65,000 on the Term Loan Facility.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Thousands of dollars

The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 2015 and 2014:

Fiscal 2015	Quarter Ended
	May 30	Aug 29	Nov 28	Feb 28
Net sales	$497,274	$427,090	$508,006	$553,982
Total revenue	503,584	432,425	514,058	560,902
Gross profit	302,798	252,316	264,540	308,978
Net income (loss)	43,739	22,840	11,261	(12,733)

As disclosed in Note 3, fiscal 2015 included a pre-tax gain of $35,004 from the disposal of AGI In-Store. Of this amount, $38,802 was initially recognized in the second quarter. Adjustments to the gain of ($139) and ($3,659), including the final working capital adjustments, were recorded in the third quarter and fourth quarter, respectively. The Corporation also recognized a pre-tax loss of $15,544 from the sale of its current world headquarters in the second quarter.

The fourth quarter included fixed asset impairment charges of $3,660 in the Retail Operations segment and a contract asset impairment of $4,422 related to a customer bankruptcy within the North American Social Expression Products segment. Also in the fourth quarter, as disclosed in Note 9, a non-cash charge of $21,924 was recorded in connection with the impairment of the Clinton Cards tradename.

Fiscal 2014	Quarter Ended
	May 31	Aug 30	Nov 29	Feb 28
Net sales	$490,545	$413,667	$502,107	$535,490
Total revenue	497,303	420,421	507,516	544,426
Gross profit	293,466	243,747	262,687	312,539
Net income (loss)	33,393	(5,221)	3,305	19,045

As disclosed in Note 2, fiscal 2014 included expenses of $28,125 for certain transaction costs and incremental compensation expense incurred in connection with the Merger. Of this amount, $4,536 was incurred in the first quarter, $22,345 in the second quarter, $959 in the third quarter and $285 in the fourth quarter.

The fourth quarter included fixed asset impairment charges of $258 in the Retail Operations segment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Co-Chief Executive Officers and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Co-Chief Executive Officers and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of February 28, 2015.

Changes in Internal Control Over Financial Reporting.

As previously reported, including most recently under “Item 4 — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended November 28, 2014, management concluded that our internal control over financial reporting was previously not effective based on the material weakness in internal control over financial reporting surrounding our accounting for income taxes. Management has remediated this material weakness in fiscal 2015. Specifically, during the year ended February 28, 2015, we implemented the following changes in processes and controls within our tax function, which management believes sufficiently support its conclusion that it has completed its remediation efforts of the previously reported material weakness in internal control over financial reporting:

•	we have reviewed tax procedures and improved processes to ensure controls are effective;

•	we have added tax resources to facilitate the execution of the Corporation’s review procedures; and

•	we have utilized external advisors regarding complex tax issues to supplement knowledge that may not be available internally.

Based on management’s assessment, the controls over financial reporting surrounding our accounting for income taxes are deemed to be operating effectively as of February 28, 2015.

Report of Management on Internal Control Over Financial Reporting

The management of American Greetings is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. American Greetings’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate. American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 28, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment under COSO’s 2013 “Internal Control-Integrated Framework,” management believes that, as of February 28, 2015, American Greetings’ internal control over financial reporting is effective.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors presently consists of seven members. The persons listed below were the directors and executive officers of American Greetings as of May 15, 2015.

Name	Age	Current Position and Office
Morry Weiss	75	Director; Chairman of the Board
Zev Weiss	48	Director; Co-Chief Executive Officer
Jeffrey Weiss	51	Director; Co-Chief Executive Officer
Gary Weiss	52	Director; Vice President – Papyrus S.A.M. Team
Elie Weiss	42	Director; President of Real Estate
John W. Beeder	55	Director; President & Chief Operating Officer
Michael J. Merriman, Jr.	59	Director
Christopher W. Haffke	45	Vice President, General Counsel & Secretary
Brian T. McGrath	64	Senior Vice President, Human Resources
Douglas W. Rommel	59	Senior Vice President, Chief Information Officer
Gregory M. Steinberg	42	Chief Financial Officer
Robert D. Tyler	50	Corporate Controller & Chief Accounting Officer
Erwin Weiss	66	Senior Vice President

Morry Weiss and Erwin Weiss are brothers. Zev Weiss, Jeffrey Weiss, Gary Weiss and Elie Weiss are the sons of Morry Weiss.

Directors

Pursuant to our Amended and Restated Code of Regulations (“Code of Regulations”), the Board is comprised of one class of directors. Directors are elected by the shareholder of American Greetings, with a term continuing until the next annual meeting of shareholders, or until a director’s successor is elected or he or she earlier resigns or is removed from office. According to the Code of Regulations, the number of directors may be fixed or changed at a meeting of the shareholders called for such purpose. The number of directors is currently fixed at seven. Below are the current directors of the Corporation.

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

Jeffrey Weiss     Director since 2003

Mr. Weiss joined American Greetings in 1988 and has had various responsibilities with American Greetings, including most recently serving as it Co-Chief Executive Officer, a position he has held since 2013. Prior to becoming Co-Chief Executive Officer, Mr. Weiss was President and Chief Operating Officer of the Company since 2003. Mr. Weiss served as a director of Genius Brands International, Inc., a creator and distributor of music-based products for infants and young children, from 2013 until 2015. He is a board member of the Cleveland Institute of Art, the Musical Arts Association and the Cleveland Orchestra.

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

Gary Weiss     Director since 2013

Mr. Weiss joined American Greetings in 1989 and has had various responsibilities with American Greetings, including most recently serving as its Vice President-Papyrus-S.A.M. Team, a position he has held since 2009, as well as Vice President, International Business Development, a position he has held since 2011. Mr. Weiss has also served as Vice President-Merchandising/Carlton Cards Retail from 2003 to 2009.

The Board selected Mr. Weiss because of his significant indirect ownership interest in the Corporation as well as his extensive involvement in the social expressions industry and understanding of the Corporation gained over the 24 years he has worked at American Greetings.

John W. Beeder     Director since 2014

Mr. Beeder is American Greetings’ President and Chief Operating Officer, a position he has held since 2013. Prior to becoming President and Chief Operating Officer, Mr. Beeder served as Senior Vice President, Executive Sales and Marketing Officer since 2008.

The Board selected Mr. Beeder because of his extensive executive management and leadership skills as well as his nearly 30 years of experience as an executive in the social expressions industry. In addition, as President and Chief Operating Officer, his hands-on leadership at American Greetings provides Mr. Beeder with a comprehensive understanding of our operations and an in-depth knowledge of our corporate strategy.

Michael J. Merriman, Jr.     Director since 2014

Mr. Merriman previously served as a director of American Greetings from 2006 until he resigned in August 2013 in accordance with and as anticipated by the terms of the Merger Agreement. On January 24, 2014, Mr. Merriman was once again elected to the Board of Directors. Mr. Merriman has served as Operating Advisor to Resilience Capital Partners, LLC, a private equity firm, since 2008 and has served as chairman of the fund’s portfolio company, CR Brands, Inc., a manufacturer and marketer of household cleaning and laundry products, since 2012. Mr. Merriman also has served as director of Nordson Corporation, since 2008, OMNOVA Solutions Inc., since 2008, Regis Corporation, since 2011, and Invacare Corporation, since 2014. From 2004 until 2011, Mr. Merriman served as a director of RC2 Corporation.

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

Executive Officers

The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time; provided, however, that the removal of an executive officer would be subject to the terms of their respective employment agreements, if any. The current executive officers and their business experience during at least the past five years are set forth below. Information concerning Co-Chief Executive Officers, Zev Weiss and Jeffrey Weiss, Chairman, Morry Weiss, and President and Chief Operating Officer, John Beeder, is included above and is not repeated below.

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

Gregory M. Steinberg

Mr. Steinberg is the Chief Financial Officer of American Greetings, a position he has held since 2014. Prior to becoming Chief Financial Officer, Mr. Steinberg served as Treasurer and Director of Investor Relations since 2006.

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

Audit Committee

The Board has a standing Audit Committee consisting of Zev Weiss and Michael Merriman. The Board determined that Mr. Merriman qualifies as an “audit committee financial expert” as defined by the SEC rules and would be deemed independent under the listing requirements of the New York Stock Exchange. The designation of Mr. Merriman as an audit committee financial expert is an SEC disclosure requirement and does not impose upon him any duties, obligations or liabilities that are greater than those generally imposed on him as a member of the Audit Committee and the Board.

Compliance with Section 16(a) of the Exchange Act

Following consummation of the Merger, our directors, executive officers and beneficial owners of more than 10% of American Greetings’ common shares are no longer subject to Section 16(a) of the Exchange Act and, as such, are no longer required to file reports with the SEC indicating the number of shares of any class of American Greetings’ equity securities they owned when they became a director, executive officer or a greater-than-10% beneficial owner and, after that, any changes in their beneficial ownership of American Greetings’ equity securities.

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

Board Processes

Decisions as to the compensation of our named executive officers are made by the full Board of Directors or Zev and Jeffrey Weiss, as directors and the Co-Chief Executive Officers of the Corporation. The General Counsel and the Senior Vice President of Human Resources work with the Board of Directors in establishing the agenda for meetings where compensation decisions are made. Management also prepares meeting information and supporting materials for meetings. Executive officers, including the Co-Chief Executive Officers, the President and Chief Operating Officer, the Chairman, and the Senior Vice President of Human Resources, regularly participate in such meetings to provide:

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

Following the closing of the Merger, we re-evaluated the Corporation’s long-term strategic and financial objectives, resulting in a number of changes to our compensation programs to effectively align the interests of our executives with the objectives of the Corporation. Although our executive compensation philosophy continues to be grounded in an expectation of performance, following the Merger, we focused the goals of our named executive officers on generating earnings sufficient to repay indebtedness. Consequently, earnings before interest, taxes, depreciation and amortization (“EBITDA”) was introduced as the central financial measure in the Executive Incentive Plan, which is focused on annual performance, as well as the performance share award program, which was implemented prior to the Merger in fiscal 2013 and designed to focus on long-term performance. A cash-based long-term incentive plan (“LTIP”) was implemented in fiscal 2014 to replace the stock-based restricted stock unit and performance share programs, both of which are being phased out as a result of the Corporation being taken private. The LTIP is designed to reward participants for the achievement of a three-year cumulative EBITDA goal and is intended to complement the Executive Incentive Plan by reinforcing the need for sustained high performance over the long term. Finally, the enhanced long-term incentive program (the “LTIP Enhancement Program”) is designed to further increase the focus of our executives on the achievement of the aforementioned three-year cumulative EBITDA goal.

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

Salary adjustments, if any, normally take effect on May 1st, based on performance in the immediately preceding fiscal year. Except as described below, base salaries paid during fiscal 2015 were determined and approved by the Board of Directors.

Named Executive Officers. To determine the base salary to be paid to each of Zev Weiss and Jeffrey Weiss in fiscal 2015, the Board of Directors assessed their performance during, and their contribution to our results in, fiscal 2014. The Board of Directors primarily considered our financial performance, including objectives based on achieving financial goals established under our 2014 Executive Incentive Plan. As such, the Board of Directors determined to increase the base salaries of Zev Weiss and Jeffrey Weiss by 3%, from $987,067 to $1,016,679.

In assessing the base salaries to be paid to each named executive officer other than Morry, Zev and Jeffrey Weiss in fiscal 2015, the Board of Directors considered each of the Co-Chief Executive Officer’s proposed change to each named executive’s base salary, together with his assessment of each other named executive officer’s performance during fiscal 2014, primarily in the context of the Corporation achieving its financial goals established under our 2014 Executive Incentive Plan. Our named executive officers’ individual performance during fiscal 2014 was assessed qualitatively, with no specific weightings given to any factors considered.

Mr. Morry Weiss’s base salary has been fixed at $400,000 since fiscal 2004 when his role as Chief Executive Officer was transitioned to Mr. Zev Weiss. In fiscal 2007 the Compensation Committee evaluated whether his compensation, including his base salary, should remain fixed at $400,000. In this regard, the Compensation Committee considered general market pay information provided by Towers Watson & Co., its compensation consultant at that time, for compensation paid by other companies to the positions of executive chairman, non-executive chairman and lead director. The Compensation Committee also considered Mr. Morry Weiss’s responsibilities as a member of the Board of Directors. Due to the executive duties that Mr. Morry Weiss performs in addition to his responsibilities as a director, including his significant role in such critical functions as mergers and acquisitions and other strategic initiatives, as well as his significant involvement in developing the company’s long-range strategic plans and counseling senior management, the Compensation Committee determined that Mr. Morry Weiss should be classified as an executive chairman for purposes of compensation. Accordingly, the Committee determined at that time that his base salary should remain at $400,000 and his target incentive award under the Executive Incentive Plan should remain fixed at 50% of his annual base salary.

On March 1, 2014, Gregory Steinberg was promoted to the role of Chief Financial Officer. The Board of Directors determined to increase Mr. Steinberg’s base salary, based on his experience, and with consideration to the pay practices of companies similar to our own with respect to their chief financial officer, by 54% from $210,555 to $325,000, effective March 1, 2014.

Based primarily on the Corporation’s overall financial performance, including the executive’s contribution to achieving financial goals established under our 2015 Executive Incentive Plan, John Beeder and Erwin Weiss were determined to have met performance expectations and, effective May 1, 2014, the Compensation Committee determined to increase Mr. Beeder’s salary by 3% from $627,000 to $645,810 and to increase Mr. Erwin Weiss’s salary by 3% from $506,480 to $521,674.

Annual Incentive Compensation

Executive Incentive Plan

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

The performance goal for the Executive Incentive Plan is based on the consolidated EBITDA generated by the Corporation for a given year. EBITDA was selected as the performance measure for its strong correlation to operating effectiveness and cash flow. We believe that a focus on a single goal is necessary to promote maximum collaboration among the Corporation’s various operating groups and minimize the potential of business units to work at cross purposes. The annual EBITDA goal for fiscal 2015 was established shortly following consummation of the Merger to complement the goals under the then newly established LTIP at a level necessary to achieve the cumulative three-year goals under our LTIP. For fiscal 2015, the EBITDA goal under the Executive Incentive Plan was $250 million.

Target Incentive and Calculation of Awards. The Executive Incentive Plan target award levels, as a percentage of base salary, for the named executive officers of American Greetings are listed below. We generally expect that our annual cash incentive awards will be consistent with awards paid to individuals with similar positions in the marketplace.

Name Name	Target Incentive
Zev Weiss	100%
Jeffrey Weiss	100%
Gregory Steinberg	70%
John Beeder	90%
Erwin Weiss	70%
Morry Weiss	50%

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

Awards to Named Executive Officers. When calculating incentive payments under the Executive Incentive Plan, our results as measured against our fiscal 2015 goal were adjusted to account for certain items, events or changes in the business or its plans that, if included, would either not be a meaningful measure of performance, or not appropriately incentivize management. Specifically, adjustments were made for certain gains, losses or expenses determined to be extraordinary or unusual in nature or infrequent in occurrence, such as gains from the recent sales of our fixtures business and the Strawberry Shortcake property. In addition, due to the exceptional nature of our international retail operations and the difficulty of estimating its results when the bonus goals were first established, the gains and losses from our retail operations segment have also been excluded for purposes of calculating incentive payments under the Executive Incentive Plan. The fiscal 2015 EBITDA target goal under the Executive Incentive Plan was $250 million and actual results as so adjusted was $285.4 million, or approximately 114.15% of target, resulting in a payout as a percentage of the target incentive of 156.6% and payments to the named executive officers as set forth in the table below.

Name	Target Payout as a % of Base Salary(1)	Target Award ($)(1)	Maximum Award ($)(1)	Actual Award ($)(1)	Actual Payout as a % of Base Salary(1)
Zev Weiss	100%	$1,011,730	$2,023,460	$1,584,369	157%
Jeffrey Weiss	100%	$1,011,730	$2,023,460	$1,584,369	157%
Gregory Steinberg	70%	$227,500	$455,000	$356,265	110%
John Beeder	90%	$578,399	$1,156,799	$905,774	141%
Erwin Weiss	70%	$363,394	$726,789	$569,075	110%
Morry Weiss	50%	$200,000	$400,000	$313,200	78%

(1)	Amounts calculated based on base salaries actually paid or earned by the named executive officers during fiscal 2015.

Awards made to the named executive officers under the Executive Incentive Plan for performance in fiscal 2015 are reflected in the Fiscal 2015 Summary Compensation Table below.

Discretionary Bonus Awards

Discretionary cash bonuses may be paid from time to time to executive level officers, including named executive officers. When awarded, these bonuses result from unusual or nonrecurring activity such as significant corporate transactions or extraordinary circumstances. In light of our continued strong financial performance in fiscal 2015, the successful sales of our fixtures business and our Strawberry Shortcake property, as well as recognizing the significant compensation forfeited in connection with the going private transaction, on April 30, 2015, we paid the one-time bonuses of $590,000 to Morry Weiss, $7,410,000 to Zev Weiss and $3,640,000 to Jeffrey Weiss. In addition, in light of his exceptional performance and leadership in shaping and executing the strategic direction of the Corporation during fiscal 2015, on April 30, 2015, John Beeder was paid a one-time bonus of $607,559. Also, as a result of his significant contributions culminating in the sale of our fixtures business and Strawberry Shortcake property, on April 30, 2015 Mr. Erwin Weiss was paid a one-time bonus of $382,047.

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

Performance Shares

In fiscal 2013, the Compensation Committee of the Board of Directors approved a new performance share award program under which it made three separate performance share grants providing that common shares could be earned based on the Corporation’s achievement of performance goals for the one-year period ended February 28, 2013 (Grant 1); the two-year period ended February 28, 2014 (Grant 2) and; the three-year period ended February 28, 2015 (Grant 3). Under the program, if the performance measures with respect to Grant 1 or Grant 2 are achieved, the awards are considered earned and are credited to the participant’s account; however, the awards are subject to an additional vesting period ending on February 28, 2015. The program was designed to reward participants for successfully executing key strategic, operational and business objectives that were intended to produce exceptional long-term performance and create significant value for our shareholders. However, as a result of the Merger, the performance share program was ended and no additional performance shares were granted to executives during fiscal 2014 or thereafter. In addition, the outstanding performance share grants (Grant 1, Grant 2 and Grant 3) were modified to provide that, if earned, the performance shares will be settled in cash rather than shares based on a per share price of $19.00 per share, which represents the consideration paid to shareholders in connection with the Merger. As of the closing of the Merger, the performance period with respect to Grant 1 was complete and, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, the named executive officers were credited with performance shares based on performance equal to 105.8% of target. As disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, with respect to Grants 2 and 3, the Board of Directors determined that the original performance measures and goals which had been established at the time of grant were no longer suitable given the strategic and operational changes occurring within the Corporation that had been brought on by privatization. Following the closing of the Merger, the Board of Directors amended these performance share grants to provide that the performance measures with respect to the fiscal 2014 and 2015 would be based on a corporate EBITDA goal rather than the card unit and efficiency goals as previously in effect.

As described in the table below, for purposes of calculating performance for the three-year performance period ended February 28, 2015 under Grant 3, performance is now based on a combination of the Corporation’s actual performance against (a) the level of achievement against the card unit and efficiency performance goals for fiscal 2013 in effect prior to the closing of the Merger (which, as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, was 105.8% of the target goal) and (b) the cumulative EBITDA goal for fiscal years 2014 and 2015 established by the Board of Directors.

Grant 3

•    Fiscal 2013 achievement percentage (C) recognized at 105.8%

•    Fiscal 2014-15 achievement percentage (D) based on cumulative fiscal 2014-15 EBITDA performance

•    Total Award = [( 1⁄3 × C) + ( 2⁄3 × D)](1)

•    Credited shares = target shares granted × Total Award

•    Credited performance shares, if any, will vest as scheduled but will be settled in cash at $19.00 per share in lieu of Class A Common Shares

(1)	In the event that fiscal 2014-15 cumulative EBITDA performance is below the Threshold Goal as set forth below, the executive may still be credited with shares provided the Total Award, as described by the formula above, is not less than 50%. For the purposes of calculating the Total Award under this scenario, the fiscal 2014-15 achievement percentage will be determined as described above except that for performance below the Threshold Goal, the achievement percentage will be equal to fifty percent (50%) multiplied by the quotient of (x) the difference between actual performance and the Threshold Goal and (y) the difference between the Target Goal and Threshold Goal, plus fifty percent (50%).

The Board of Directors established the following threshold, target and maximum level of performance for purposes of determining the number of performance shares that may be earned with respect to the EBITDA performance measures under Grant 3:

Performance Measure	Threshold Goal	Target Goal	Maximum Goal
Cumulative Fiscal 2014 and 2015 EBITDA	$440 million	$490 million	$540 million

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

Awards to Named Executive Officers. In calculating performance with respect to Grant 3 of the Performance Share program, our results as measured against the cumulative EBITDA goal for fiscal years 2014 and 2015 were adjusted to account for certain items, events or changes in the business or its plans that, if included, would either not be a meaningful measure of performance or not appropriately incentivize management. Specifically, adjustments were made for certain gains, losses or expenses determined to be extraordinary, unusual in nature or infrequent in occurrence, such as gains from the recent sales of our fixtures business and the Strawberry Shortcake property. In addition, due to the exceptional nature of our international retail operations and the difficulty of estimating its results when the bonus goals were first established, the gains and losses from our retail operations segment have also been excluded for purposes of calculating incentive payments under the Performance Share program. The fiscal 2015 EBITDA goal with respect to Grant 3 was $490 million and the actual result, as adjusted, was $525.1 million. This corresponded to an achievement percentage of approximately 148.7% of target. As a result, each of the named executive officers was credited with the number of performance shares set forth below, which, together with the performance shares credited to the named executive officers with respect to Grant 1 and Grant 2, were paid on April 30, 2015.

	Performance Shares Credited for Performance Period Ended
Name	February 28, 2015 (Grant 3)		February 28, 2014 (Grant 2)		February 28, 2013 (Grant 1)
Zev Weiss(1)	0		0		0
Jeffrey Weiss(1)	0		0		0
Gregory Steinberg(2)	2,606	(3)	1,738	(3)	1,855
John Beeder(2)	21,883		14,598		15,576
Erwin Weiss(2)	13,547		9,037		9,643
Morry Weiss(1)	0		0		0

(1)	All performance shares previously granted to Zev Weiss, Jeffrey Weiss and Morry Weiss were cancelled, without payment of any consideration, in accordance with the terms and provisions of the Merger Agreement.
(2)	On April 30, 2015, shares credited to named executive officers were exchanged for cash at $19.00 per share in accordance with the provisions of the Merger Agreement.
(3)	Prior to becoming our Chief Financial Officer, on October 24, 2013 we entered into a retention agreement with Mr. Steinberg designed to both reward him for his work during the privatization, as well as incentivize him to remain as the Treasurer of American Greetings following the privatization. Under the terms of this agreement, we guaranteed that the payout under performance share award Grants 2 and 3 to Mr. Steinberg would be the greater of the earned award and $34,000 and $32,000, respectively, provided that he remains actively employed with the Corporation as of February 28, 2015.

Long-Term Incentive Plan

General. The Corporation’s cash-based, long-term incentive plan (LTIP) is designed to reward employees, including certain of the named executive officers, for achieving a three-year cumulative performance goal as established by the Board of Directors during fiscal 2014. The program is designed to complement the annual Executive Incentive Plan by reinforcing the importance of sustained EBITDA performance over a longer period of time. Together, the LTIP and the Executive Incentive Plan are expected to drive significant operational performance for the Corporation.

Award levels were established based on the level of the executive officer’s position as well as the magnitude of the contribution the executive is expected to make to the Corporation over the duration of the program. With the exception of the award level for Messrs. Zev, Jeffrey and Morry Weiss, award levels for our executive officers generally reflect the value of the discontinued RSU and performance share programs that would otherwise be recognized and expensed by the Corporation over a three-year timeframe. Zev Weiss, Jeffrey Weiss and Morry Weiss do not participate in the LTIP.

Threshold, target and maximum award opportunities under the LTIP for the named executive officers are as follows:

Name	Threshold	Target	Maximum
Zev Weiss	—	—	—
Jeffrey Weiss	—	—	—
Gregory Steinberg	$171,858	$343,715	$687,430
John Beeder	$1,500,000	$3,000,000	$6,000,000
Erwin Weiss	$243,750	$487,500	$975,000
Morry Weiss	—	—	—

LTIP awards were reflected in the Fiscal 2014 Grants of Plan-Based Awards Table presented in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 for the performance period of March 1, 2013 through February 29, 2016. Awards earned, if any, under the LTIP will be determined after the performance period ends based on the achievement of the performance goals established by the Board of Directors. Under the terms of his retention agreement described above, prior to Mr. Steinberg becoming our Chief Financial Officer, we guaranteed that the payout to Mr. Steinberg under the LTIP would be the greater of the earned award and $70,000, provided that he remains actively employed as of February 28, 2016. This commitment was not extended, however, to awards that Mr. Steinberg is eligible to receive under the LTIP Enhancement Program described below.

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

LTIP Enhancement Program

To further increase the focus of our executives on achieving the Corporation’s three-year cumulative EBITDA goal for the performance period of March 1, 2013 through February 29, 2016, as it was set by the Board of Directors for the purposes of the LTIP described above, and to provide an enhanced incentive for executives’ continued engagement through the period of transition immediately following privatization, during fiscal 2014 the Board of Directors implemented the LTIP Enhancement Program. Zev Weiss, Jeffrey Weiss and Morry Weiss do not participate in this program.

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

Threshold, target and maximum award opportunities under the LTIP Enhancement Program for the named executive officers are as follows:

Name	Threshold	Target	Maximum
Zev Weiss	—	—	—
Jeffrey Weiss	—	—	—
Gregory Steinberg	$257,786	$343,715	$687,430
John Beeder	$2,250,000	$3,000,000	$6,000,000
Erwin Weiss	$365,625	$487,500	$975,000
Morry Weiss	—	—	—

Awards made under the LTIP Enhancement Program were reflected in the Fiscal 2014 Grants of Plan-Based Awards Table presented in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 for the performance period of March 1, 2013 through February 29, 2016. Awards earned, if any, under the LTIP Enhancement Program, will be determined after the performance period ends based on the achievement of the performance goals under the LTIP established by the Board of Directors.

Benefits

During fiscal 2014, we provided our executive officers a Supplemental Executive Retirement Plan (the “SERP”). The SERP was designed to provide benefits that were competitive with those offered by other comparable companies, while requiring a meaningful tenure as an officer before becoming eligible to receive benefits. In an effort to control the growth of the accrued SERP benefit and the corresponding liability and expense to the Corporation, the Board of Directors determined to freeze the SERP effective as of December 31, 2013. As a result, benefits that are accrued as of December 31, 2013 for each of the participating named executive officers will continue to vest under the terms of the SERP, but no additional benefits can be accrued after December 31, 2013. Notwithstanding, in connection with Mr. Jeffrey Weiss’s August 2013 promotion to Co-Chief Executive Officer of American Greetings and associated increase in compensation to equal the compensation of Zev Weiss, for purposes of calculating his SERP benefit, as of October 7, 2014, Mr. Jeffrey Weiss’s SERP benefit was modified to be calculated based on base salary earnings and target bonus percentages that he would have earned had he been compensated at the same level as Mr. Zev Weiss during 2012 and 2013. The effect of this revision is that Mr. Jeffrey Weiss’s SERP benefit at retirement will be based on a base salary of $987,067, and a target bonus percentage of 100%.

To offset the lost value of the continued accrual of a benefit under the SERP, as well as ensure the continued retention of SERP participants, the Corporation adopted an Executive Retention Bonus Plan under which SERP participants, including our named executive officers except as noted, will be entitled to a payment if they remain actively employed by the Corporation through December 31, 2017. As such, each of Messrs. Zev and Jeffrey Weiss and Mr. Beeder will be entitled to a payment of $571,202, $546,106 and $624,221, respectively, if they remain actively employed by the Corporation through December 31, 2017. Because Mr. Steinberg was not promoted to a position that was eligible to participate in the SERP until after the SERP was frozen, Mr. Steinberg is not a participant in the SERP and he is not eligible to participate in the Executive Retention Bonus Plan. Additionally, because Erwin Weiss and Morry Weiss are both at retirement age and fully vested under the SERP, neither participates in the Executive Retention Bonus Plan. The awards to Messrs. Zev Weiss, Jeffrey Weiss and John Beeder under the Executive Retention Bonus Plan were reflected in the Fiscal 2014 Grant of Plan-Based Awards Table presented in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

The SERP is described in more detail in the narrative accompanying the disclosure tables in the “Fiscal 2015 Information Concerning Executive Officers” section below.

Our executive officers also participate in other benefit plans provided by American Greetings, including medical, dental, vision and life and AD&D insurance as well as the Corporation’s Retirement Profit Sharing and Savings Plan. Except as described below under “Perquisites and Other Benefits,” their participation is generally on the same terms as other employees.

Perquisites and Other Benefits

We provide our named executive officers with certain personal benefits and perquisites, including free American Greetings products and life insurance and other insurance benefits. In addition, although the Corporation does not own an airplane, if the Corporation is utilizing chartered aircraft for business purposes, occasionally the spouse or another family member of a named executive may be permitted to fly on the aircraft for personal purposes.

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

Compensation Committee Report

The Board of Directors, which acts as the Corporation’s compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has approved the inclusion of the Compensation Discussion and Analysis in this Annual Report.

The Board of Directors

Morry Weiss (Chairman)	Zev Weiss	Jeffrey Weiss
Gary Weiss	Elie Weiss	John W. Beeder	Michael J. Merriman, Jr.

The foregoing Report shall not be incorporated by reference into any previous or future filing under the Securities Act of 1933 or the Exchange Act.

Compensation Committee Interlocks and Insider Participation

During the past fiscal year, none of our executive officers served as a member of the Board of Directors or Compensation Committee of any entity that had one or more of its executive officers serving on our Board of Directors.

Risks Related to Compensation Policies and Practices

We assessed the risks associated with our compensation policies and practices for our employees, including those relating to our executive compensation programs. Our risk assessment included a qualitative and quantitative analysis of our compensation and benefit programs in which employees at all levels of the organization may participate, including our executive officers. We also considered how our compensation programs compare, from a design perspective, to compensation programs maintained by other companies. Based on our assessment, we believe that our compensation and benefit programs have been appropriately designed to attract and retain talent and properly motivate employees. Although our programs are generally designed to pay for performance and provide incentive-based compensation, the programs contain various mitigating factors to ensure that our employees, including our named executive officers, are not encouraged to take unnecessary risks in managing our business. These factors include:

•	Discretion provided to the Board of Directors (including negative discretion) to set targets, monitor performance and determine final payouts;

•	Oversight of programs (or components of programs) by a broad-based group of functions within the organization, including Human Resources, Finance, Audit and Legal, and at multiple levels within the organization (both corporate and business unit/region);

•	A mixture of programs that provide focus on both short- and long-term goals;

•	Customary caps on the maximum payouts available under certain programs, including the Executive Incentive Plan;

•	Incentives focused primarily on the use of reportable and broad-based financial metrics (such as EBITDA); and

•	The significant long-term ownership interests in the Corporation held by certain of our key executive officers.

We believe that our compensation policies and practices do not encourage excessive or unnecessary risk taking and are not reasonably likely to have a material adverse effect on American Greetings.

Fiscal 2015 Compensation Information Concerning Named Executive Officers

Summary Compensation

The table below summarizes the total compensation for the named executive officers for the fiscal year ended February 28, 2015 (and prior fiscal years, as applicable). Amounts listed under the “Non-Equity Incentive Plan Compensation” column below relate to performance with respect to the fiscal year indicated, although amounts actually earned were paid subsequent to the applicable fiscal year.

Fiscal 2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)		Bonus		Stock Awards ($)			Non-Equity Incentive Plan Compensation ($) (2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)		All Other Compensation ($) (4)		Total ($)
Zev Weiss Co-Chief Executive Officer	2015 2014 2013	$ $ $	1,011,730 987,067 987,067	$7,410,000 — —	(5)	$ $	— 562,369 3,310,094	(6) (6)	$ $ $	1,584,369 1,334,515 928,948	$ $ $	528,314 127,732 234,616	$ $ $	57,608 104,677 63,063	$ $ $	10,592,021 3,116,360 5,523,788

Jeffrey Weiss Co-Chief Executive Officer	2015 2014 2013	$ $ $	1,011,730 892,079 772,622	$3,640,000 — —	(5)	$ $	— 421,776 1,968,013	(6) (6)	$ $ $	1,584,369 1,158,215 654,417	$ $ $	943,446 172,287 189,930	$ $ $	57,271 95,368 52,871	$ $ $	7,236,816 2,739,725 3,637,853

Gregory M. Steinberg (7) Chief Financial Officer	2015		$325,000	—			—			$356,265		—		$31,801		$713,066

John W. Beeder President and Chief Operating Officer	2015 2014 2013	$ $ $	642,666 611,676 576,973	$607,559 — —	(5)	$ $	— 200,016 759,861		$ $ $	905,774 707,675 461,578	$ $ $	84,959 90,237 102,949	$ $ $	32,024 29,413 33,845	$ $ $	2,272,982 1,639,017 1,935,206

Erwin Weiss Senior Vice President	2015 2014 2013	$ $ $	519,135 504,021 489,341	$382,047 — —	(5)	$ $	— 123,808 470,390		$ $ $	569,075 477,006 342,539	$ $ $	104,089 135,192 172,054	$ $ $	46,401 38,737 31,942	$ $ $	1,620,747 1,278,764 1,506,266

Morry Weiss (7) Chairman	2015		$400,000	$590,000	(5)		—			$313,200		$81,676		$60,292		$1,445,168

(1)	The amounts included in this column for fiscal 2015 reflect the base salaries actually paid to or earned by the named executive officers during fiscal 2015. As described in the Compensation Discussion and Analysis section under “Base Salaries,” increases in base salaries are generally effective on May 1.
(2)	The amounts in this column for fiscal 2015 reflect the cash awards to the named executive officers under the Executive Incentive Plan, which is discussed in further detail in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Annual Incentive Compensation – Executive Incentive Plan.”

(3)	The amounts in this column reflect the actuarial change in the present value of the named executive officer’s benefits under our Supplemental Executive Retirement Plan during the respective fiscal year. Other than the SERP, none of the named executive officers participates in any defined benefit or actuarial pension plan. See the “Pension Benefits in Fiscal 2015” section below for additional information with respect to fiscal 2015, including the present value assumptions used in this calculation.
(4)	The following table describes each component of the amount included under the “All Other Compensation” column with respect to fiscal 2015:

Name	Tax Payments (a)	Matching and Profit Sharing Contributions (b)	Value of Life/AD&D and LTD Insurance Premiums (c)	Other Benefits (d)
Zev Weiss	$1,865	$14,444	$5,015	$36,284
Jeffrey Weiss	$14,322	$14,444	$5,015	$23,490
Gregory Steinberg	$265	$14,444	$1,893	$15,199
John Beeder	$3,397	$14,444	$3,390	$10,793
Erwin Weiss	$8,150	$14,444	$2,847	$20,960
Morry Weiss	$10,382	$8,324	$2,263	$39,323

(a)	With respect to all named executive officers, reflects amounts reimbursed by American Greetings for the payment of taxes on income attributed to the officer for the value of life insurance premiums. In addition, with respect to Mr. Jeffrey Weiss reflects amount reimbursed by American Greetings for the payment of taxes related to the benefit accrued under the Corporation’s Supplemental Executive Retirement Plan.
(b)	This column reports (i) company matching contributions with respect to fiscal 2015 to the named executive officer’s 401(k) savings account under our Retirement Profit Sharing and Savings Plan of 40% of the first 6% of pay up to the limitations imposed under the Internal Revenue Code; and (ii) profit sharing contributions with respect to fiscal 2015 under our Retirement Profit Sharing and Savings Plan.
(c)	This column represents premiums paid by American Greetings with respect to life insurance benefits, accidental death and dismemberment insurance, business travel accident insurance, and long term disability insurance.
(d)	This column includes the aggregate incremental cost to American Greetings of the following perquisites or benefits for each named executive officer during fiscal 2015, none of which individually exceeded the greater of $25,000 or 10% of the total perquisites provided to the named executive officer: company car or automobile allowance in lieu thereof and free company products. In addition to providing services to the Corporation, an employee of the Corporation dedicates approximately 50% of work time to providing personal financial and accounting services for the benefit of Mr. Morry Weiss and his children. Based on this individual’s total compensation paid by the Corporation, and assuming each member of the Weiss family benefits equally from such services, the value of this benefit to each of Morry Weiss, Zev Weiss and Jeffrey Weiss was $17,715. From time to time, the named executive officers have used company tickets for sporting events and other entertainment venues with a guest or family member. There was no incremental cost to us for these tickets. In addition, under circumstances where the Corporation is utilizing chartered aircraft for business purposes, occasionally the spouse or another family member of a named executive may be permitted to fly on the aircraft for personal purposes. There is no incremental cost to the Corporation where a family member is permitted to fly under these circumstances.

(5)	Amounts reflect discretionary cash bonus awards paid to Zev Weiss, Jeffrey Weiss, John Beeder, Erwin Weiss and Morry Weiss which are discussed in further detail in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Discretionary Bonus Awards.”
(6)	In accordance with the provisions of the Merger Agreement, the RSUs granted to Messrs. Zev and Jeffrey Weiss were subsequently cancelled without the payment of any consideration on August 9, 2013.
(7)	Neither Gregory Steinberg nor Morry Weiss was a named executive officer in 2013 or 2014.

Grants of Plan-Based Awards in Fiscal 2015

The table below provides the estimated possible payouts under non-equity incentive plan awards for the fiscal 2015 performance period. No stock awards were made in fiscal 2015.

Fiscal 2015 Grants of Plan-Based Awards Table

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
	Threshold ($)	Target ($)	Maximum ($)
Zev Weiss	$728,446	$1,011,730	$2,023,460
Jeffrey Weiss	$728,446	$1,011,730	$2,023,460
Gregory Steinberg	$163,800	$227,500	$455,000
John Beeder	$416,448	$578,399	$1,156,799
Erwin Weiss	$261,644	$363,394	$726,789
Morry Weiss	$144,000	$200,000	$400,000

(1)	The amounts in these rows reflect the potential value of the payout for each named executive officer under our Executive Incentive Plan at threshold, target and maximum levels. The actual payout levels were based on fiscal 2015 performance and are disclosed in the Summary Compensation Table under the Non-Equity Incentive Plan Compensation heading. The Executive Incentive Plan, including a discussion on target levels, performance goals and fiscal 2015 performance, is described in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Annual Incentive Compensation.”

Employment Agreements

We have entered into employment agreements with each of Zev Weiss, Jeffrey Weiss, Erwin Weiss and John Beeder. In addition to the matters described below, each of these agreements provides for certain compensation to be paid to the named executive officer following the termination of his employment under certain circumstances. A description of these provisions is contained in the “Potential Payments Upon Termination or Change in Control” section below.

Mr. Zev Weiss’s employment agreement, dated May 1, 1997, provides for an annual base salary of not less than $70,716 plus additional compensation as the Board, Executive Committee or the Chair of the Executive Committee may determine. Mr. Zev Weiss’s base salary as of February 28, 2015 was $1,016,679.

Mr. Jeffrey Weiss’s employment agreement, dated June 1, 1991, provides for an annual base salary of not less than $70,000 plus additional compensation as the Board, Executive Committee or the Chair of the Executive Committee may determine. Mr. Jeffrey Weiss’s base salary as of February 28, 2015 was $1,016,679.

Mr. John Beeder’s employment agreement, dated June 12, 2008, was amended and restated on February 28, 2014, to be effective as of August 12, 2013, the date he was promoted to President and Chief Operating Officer of the Corporation. The agreement provides for an annual base salary of not less than $627,000, with a 3% increase in each of fiscal years 2015 and 2016. Mr. Beeder’s base salary as of February 28, 2015 was $645,810. During his employment, he is entitled to participate in our Executive Incentive Plan at the Executive level, our LTIP, our Enhanced LTIP and our benefits programs, which include the Retirement Profit Sharing and Savings Plan. Mr. Beeder is also entitled to receive certain other benefits normally provided to other executives, including an automobile allowance.

Mr. Erwin Weiss’s employment agreement, dated July 1, 1984, was amended May 6, 2002 and January 1, 2009. The agreement provides for an annual base salary of not less than $60,000 per year. Mr. Weiss’s base salary as of February 28, 2015 was $521,674. During his employment, he is entitled to participate in our Executive Incentive Plan at the Executive level, our LTIP, our Enhanced LTIP and our benefits programs, which include the Retirement Profit Sharing and Savings Plan. Mr. Weiss is also entitled to receive certain other benefits normally provided to other executives, including a company car or an automobile allowance.

Under the terms of their agreements, each of Zev Weiss, Jeffrey Weiss and Erwin Weiss agreed that, after leaving American Greetings for any reason, he will not work, directly or indirectly, for any of our competitors in the United States or Canada for a period of twelve months. The agreements also contain customary confidentiality provisions. Mr. Beeder’s agreement contains a customary confidentiality provision and prohibits Mr. Beeder from working for any of our competitors in the United States or Canada for a period of eighteen months following his date of separation.

Neither Mr. Morry Weiss nor Mr. Gregory Steinberg has an employment agreement with the Corporation. As of February 28, 2015, Mr. Morry Weiss’s base salary was $400,000 and Mr. Gregory Steinberg’s base salary was $325,000.

The benefits that our named executive officers will receive upon a termination of their employment or a change in control are discussed below under “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal 2015 Year-End

As of February 28, 2015, there were no outstanding awards that may be settled by issuing equity securities. In accordance with the provisions of the Merger Agreement, equity grants in the form of Class A common shares remain outstanding and subject to existing terms and conditions with the exception that, upon vesting, they will be settled in cash at a rate of $19.00 per unit and not in Class A common shares.

Outstanding Equity Awards at Fiscal 2015 Year-End

Name	Stock Award Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Nave Not Vested ($)
Zev Weiss(1)	—		—	—	—	—
Jeffrey Weiss(1)	—		—	—	—	—
Gregory Steinberg	5/13/2013	(2)	783	$14,877
	5/25/2012	(3)			1,752	$33,288
John Beeder	5/13/2013	(2)	5,719	$108,661
	5/25/2012	(3)			14,716	$279,604
Erwin Weiss	5/13/2013	(2)	3,540	$67,260
	5/25/2012	(3)			9,110	$173,090
Morry Weiss(1)	—		—	—	—	—

(1)	In accordance with the provisions of the Merger Agreement, the outstanding equity awards granted to Messrs. Zev, Jeffrey and Morry Weiss were subsequently cancelled without the payment of any consideration on August 9, 2013.
(2)	Represents RSUs granted but not vested as of February 28, 2015.
(3)	Represents the number of PSUs for the fiscal 2013-2015 performance period that had not been credited as of February 28, 2015. Following the calculation of our results for the performance period, the PSUs were credited and thereafter paid on April 30, 2015.

Exercises and Stock Vested in Fiscal 2015

The following table provides information for the named executive officers regarding the vesting of stock during fiscal 2015, together with the associated value realized, each before payment of any applicable withholding tax. There were no equity awards made, or stock options outstanding, in fiscal 2015. In accordance with the terms of the Merger Agreement, all common shares and all equity awards held by Messrs. Zev, Jeffrey and Morry Weiss were cancelled without further consideration. Shares held by the other named executive officers were exchanged according to the terms of the Merger Agreement, and RSU grants and performance share awards made to the other named executive officers remained outstanding and subject to existing terms and conditions with the exception that, upon vesting, they will be settled in cash at a rate of $19.00 per unit and not in Class A common shares.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Zev Weiss (1)	—		—
Jeffrey Weiss (1)	—		—
Gregory Steinberg	783	(2)	$14,877
	1,855	(3)	$35,245
	1,738	(4)	$33,022
John Beeder	5,719	(2)	$108,661
	15,576	(3)	$295,944
	14,598	(4)	$277,362
Erwin Weiss	3,540	(2)	$67,260
	9,643	(3)	$183,217
	9,037	(4)	$171,703
Morry Weiss(1)	—		—

(1)	In accordance with the provisions of the Merger Agreement, the outstanding equity awards granted to Messrs. Zev, Jeffrey and Morry Weiss were subsequently cancelled without the payment of any consideration on August 9, 2013.
(2)	Represents Class A RSUs granted on May 13, 2013 that vested on May 13, 2014.
(3)	Represents the number of PSUs credited for the fiscal 2013 performance period that vested on February 28, 2015, and were paid on April 30, 2015.
(4)	Represents the number of PSUs credited for the fiscal 2013-2014 performance period that vested on February 28, 2015, and were paid on April 30, 2015.

Pension Benefits in Fiscal 2015

The table below shows the present value of accumulated benefits payable to each of the named executive officers and the number of years of service credited to each such named executive officer under our SERP, based on the assumptions described in footnote one below. This plan was closed to new participants and benefits frozen as of December 31, 2013.

The SERP provides retirement benefits to officers at the Vice President level and above named as participants by the Board before December 31, 2013, which includes the named executive officers with the exception of Gregory Steinberg. As of February 28, 2015, there were 22 actively employed participants in the SERP. The SERP was designed to provide benefits that were competitive with those offered by other comparable companies, while requiring a meaningful tenure as an officer before a participant is eligible to receive benefits. Accordingly, to have a vested benefit in the SERP, a participant must have at least ten years of service with us, five of which must be as a participant in the plan. This plan has accelerated vesting provisions due to a change in control. Due to the change in control resulting from the Merger, upon the consummation of the Merger on August 9, 2013, executives with ten years of service and who had reached the age of 45 became fully vested in the SERP.

A SERP participant with a vested benefit who retires at age 65, which is considered normal retirement, will receive 1% of final average compensation for each year of service with us, up to a maximum of 20%. Therefore, a participant who retires at age 65 with 20 years of service (at least five of which are as a participant) will receive 20% of final average compensation annually for life. Participants with a vested benefit who terminate service with us after attaining age 55 receive that benefit prior to age 65; however, benefits received prior to age 65 are reduced by 0.24% for each month prior to age 65. A participant with a vested benefit will receive benefits upon attaining age 55 if the participant separates from American Greetings prior to age 55 but after his or her 45th birthday, and he or she (1) is unilaterally terminated by American Greetings; (2) is among a class of executives who are no longer eligible to participate in the SERP; (3) is demoted to a class not eligible to participate in the SERP; or (4) separates after a change in control of American Greetings occurs. With the exception of Mr. Jeffrey Weiss, whose SERP benefit was modified to be calculated based on base salary earnings and target bonus percentages that he would have earned had he been compensated at the same level as Mr. Zev Weiss during 2012 and 2013, final average compensation under the SERP is defined as the average of the two highest years of annual compensation during the participant’s employment, or as of December 31, 2013, if later, at which time the plan was frozen. Annual compensation is defined as actual annual base salary paid to the participant (calculated on a calendar year basis rather than on a fiscal year basis as salary is calculated for purposes of the Summary Compensation Table) plus the incentive that would have been paid under any annual incentive plan then in effect if the participant had been paid exactly 50% of his or her target incentive compensation. As a result of limiting the incentive compensation component to 50% of target compensation for purposes of determining pensionable bonus, the current covered compensation under the SERP for purposes of the calculations set forth in the table below for each of Messrs. Zev Weiss, Jeffrey Weiss, John Beeder, Erwin Weiss and Morry Weiss, was $1,480,600, $1,480,600, $822,836, $667,248, $773,250, respectively. Benefits are payable in a single life annuity form, provided that benefits will be payable to the participant’s beneficiary in the event of the participant’s death until a total of 180 monthly payments have been made under the SERP to or on behalf of such participant. Benefits are not subject to offset for Social Security or other payments.

Fiscal 2015 Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit (1) ($)	Payments During Last Fiscal Year ($)
Zev Weiss	Supplemental Executive Retirement Plan	22	$2,531,122	—
Jeffrey Weiss	Supplemental Executive Retirement Plan	26	$2,707,050	—
Gregory Steinberg(2)	N/A	—	—	—
John Beeder	Supplemental Executive Retirement Plan	6	$489,194	—
Erwin Weiss	Supplemental Executive Retirement Plan	36	$2,000,428	—
Morry Weiss	Supplemental Executive Retirement Plan	44	$1,962,971	—

(1)	The accumulated benefit is based on service and compensation, as described above, considered by the plan for the period through December 31, 2014. The present value has been calculated assuming the named executive officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
(2)	Gregory Steinberg is not a participant in the Supplemental Executive Retirement Plan.

Nonqualified Deferred Compensation for Fiscal 2015

In an effort to eliminate compensation programs offered by us that are not widely utilized, yet are administratively burdensome to operate, on December 8, 2011, we decided to freeze the Executive Deferred Compensation Plan. Prior to this time, the Executive Deferred Compensation Plan allowed our executive officers, including the named executive officers, to defer all or a portion of their base salary and any cash incentive that they receive under the Executive Incentive Plan. Effective December 8, 2011, participants were no longer permitted to make new deferral elections under the Executive Deferred Compensation Plan. Deferral elections made prior to December 8, 2011 (including elections to defer equity awards granted prior to, but that vest after, December 8, 2011), however, continue to be honored, and amounts previously deferred remain deferred in accordance with existing deferral elections and may be re-deferred in accordance with the Executive Deferred Compensation Plan.

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

Under our 2007 Omnibus Incentive Compensation Plan and our Executive Deferred Compensation Plan, as in effect until December 8, 2011, executives were entitled to defer all or a portion of earned and vested equity awards. Any such equity awards that were deferred were held in share equivalents of American Greetings, and each participant was credited with dividend equivalents with respect to any dividends paid on American Greetings common shares during the deferral period. With the exception of equity awards held in the account of Zev Weiss, which were cancelled without further consideration at the time of the consummation of the Merger, equity awards that were deferred, and dividend equivalents accrued thereon, were converted to cash in the participant’s deferred compensation account and will be settled in cash at the end of the deferral term or any extension thereof, in accordance with the terms of the Merger Agreement. The named executive officer’s earnings and account balance reflected below with respect to deferred American Greetings shares are based on the value of such deferred compensation account as of February 28, 2015. The payment of a named executive officer’s benefits under our Executive Deferred Compensation Plan will begin within thirty days after the earlier of:

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

Fiscal 2015 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Aggregate Earnings (Loss) in Last Fiscal Year ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) (2)
Zev Weiss	$0	$95	$0	$171,334
Jeffrey Weiss	$0	$35,597	$(4,636)	$314,438
Gregory Steinberg	$0	$0	$0	$0
John Beeder	$0	$111,816	$0	$1,048,056
Erwin Weiss	$0	$613,209	$0	$4,351,543
Morry Weiss	$0	$56,495	$0	$407,653

(1)	Reflects earnings or losses on each type of deferred compensation listed above. The earnings are calculated based on (a) the total number of units credited to the account multiplied by the price of the applicable mutual fund as of February 28, 2015, less (b) the total number of units credited to the account multiplied by the applicable mutual fund as of February 28, 2014. No portion of these earnings was included in the Fiscal 2015 Summary Compensation Table because there were no “above-market” or preferential earnings as defined in the applicable rules of the SEC.
(2)	The aggregate balances reported in this column (without taking into account earnings or losses on, or distributions from, account balances) include the following amounts previously reported in prior Summary Compensation Tables: for Mr. Zev Weiss, $171,239; for Mr. Jeffrey Weiss, $282,583; for Mr. John Beeder, $1,201,918; for Mr. Erwin Weiss, $3,738,334; and for Mr. Morry Weiss, $351,159. Mr. Gregory Steinberg does not participate in the Deferred Compensation Plan.

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

Neither Mr. Morry Weiss nor Mr. Gregory Steinberg has an employment agreement with the Corporation, but each is eligible for severance under the American Greetings Severance Benefits Plan (Officers) described below under “Severance Benefits Plan.”

Mr. Beeder has an employment agreement with us dated June 12, 2008, as amended and restated February 28, 2014, which provides that if he is involuntarily terminated without cause (as defined in his employment agreement) or if Mr. Beeder terminates his employment because we have materially reduced his title, authority, duties and responsibilities, following a change in control or otherwise, and, in each case, he executes a waiver and release for any claims against the Corporation, he will be entitled to eighteen months base salary at the salary in effect at the time of separation, which will not be less than $627,000, outplacement services for up to six months, and participation in our health care and life insurance programs for eighteen months following termination (at premiums and rates otherwise available to active employees) in accordance with his employment agreement with us. If Mr. Beeder is involuntarily terminated without cause but he does not execute a waiver and release for any claims against the Corporation, then Mr. Beeder will only be entitled to three months base salary at the salary in effect at the time of separation. Mr. Beeder’s agreement contains a customary confidentiality provision and prohibits Mr. Beeder from working for any of our competitors in the United States or Canada for a period of eighteen months following his date of separation.

Mr. Erwin Weiss has an employment agreement with us dated July 1, 1984, as amended May 6, 2002 and January 1, 2009. Pursuant to his employment agreement, if Mr. Weiss separates from employment with us voluntarily or involuntarily, by either termination or resignation, he will be granted $250,000 in deferred compensation, three years of base salary continuation and health care at the employee deduction rate.

Severance Benefits Plan. The American Greetings Severance Benefits Plan (Officers) provides severance benefits to our United States executive officers who lose their positions involuntarily other than as a result of a gross violation of their obligations to us. Upon a change in control there is no payment to an officer unless there is a subsequent termination due to the fact that the officer is not offered a comparable position. If an officer does not sign a waiver and release agreement at the time of termination, the officer will receive one-half of one month’s base salary (exclusive of bonus, commission or other incentives). If an officer signs a waiver and release agreement at the time of termination, the officer will receive (1) one month’s base salary (exclusive of bonus, commission or other incentives) for each year of continuous service completed with us, with a minimum total benefit of at least twelve months and a maximum total benefit of twenty-four months and (2) outplacement services for six months to assist the officer in seeking employment. In addition, each officer will receive continued health care coverage concurrently with COBRA in the plan in which the officer was enrolled at the time of termination at the employee payroll deduction rate through the end of the applicable severance period, and we will deduct the monthly premium from the severance payment. We will make the severance payments on a monthly basis or in a lump sum, at our discretion. Mr. Erwin Weiss participates in the Severance Benefits Plan to the extent similar benefits are not provided to him otherwise under his employment agreement. Mr. Beeder does not participate in the American Greetings Severance Benefits Plan (Officers) and receives severance according to the terms of his employment agreement described above.

Supplemental Executive Retirement Plan. With the exception of Mr. Gregory Steinberg, each of our named executive officers participates in the SERP, which is described above under “Pension Benefits in Fiscal 2015.” Please see the narrative and the table in that section for information regarding the circumstances under our SERP that will trigger payments or the provision of benefits and the calculation of those benefits. In addition to those circumstances, if a named executive officer who is a participant in the SERP becomes disabled and is eligible for and receiving benefits under our Long-Term Disability Plan, the named executive officer may begin receiving a disability retirement benefit under the SERP on the first day of the month coinciding with or next following the later of: (1) the date the named executive officer stops receiving benefit payments under the Long-Term Disability Plan; and (2) the date the named executive officer reaches age 65. The benefit payable to a named executive officer will be his accrued benefit determined as of the date he began receiving benefits under the Long-Term Disability Plan. If the named executive officer is not eligible to receive benefits under our Long-Term Disability Plan, his accrued benefit will be determined as of the date he is determined to have a disability under Section 409A of the Internal Revenue Code.

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

Executive Deferred Compensation Plan. With the exception of Mr. Gregory Steinberg, each of our named executive officers participates in our Executive Deferred Compensation Plan described above under “Nonqualified Deferred Compensation for Fiscal 2015.” Please see the narrative and the table in that section for information regarding the circumstances under our Executive Deferred Compensation Plan that will trigger payments or the provision of benefits and the calculation of those benefits.

Incentive Plans. Each of the named executive officers participates in our Executive Incentive Plan, and each of our named executive officers, with the exception of Messrs. Zev, Jeffrey and Morry Weiss, participates in the LTIP and the LTIP Enhancement Program. Please see the detailed descriptions of these plans in “Analysis of Compensation Elements Paid to Named Executive Officers” section in the Compensation Discussion and Analysis section, above. If a named executive officer voluntarily or involuntarily separates from employment before the completion of a plan year, which coincides with our fiscal year, the officer will forfeit his awards for that fiscal year. If a named executive officer’s employment with us ends during a plan year because the named executive officer (1) takes a leave of absence, or (2) suffers a permanent disability or dies, the incentive payout will be prorated to the nearest full month based on the actual period during which the officer participated in the plans during the fiscal year. With respect to the LTIP, if the officer retires on or after attaining age 65 with 10 years of continuous service, the incentive payout will be prorated to the first of the month on or after the date of retirement.

RSUs granted to named executive officers on May 13, 2013 that have not vested on the date the named executive officer separates from American Greetings will be treated as follows:

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

Please refer to the section “Outstanding Equity Awards at Fiscal 2015 Year-End” above for information about the treatment of outstanding equity awards held by the named executive officers pursuant to the Merger Agreement.

Life Insurance and AD&D Insurance Benefits. At our discretion, we may provide the company paid coverage according to the executive’s severance agreement with a maximum of 36 months following the termination of an executive officer by us without cause.

Quantitative Disclosure. The tables below reflect the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment, disability or following a change in control. The amounts shown assume that such termination was effective as of February 28, 2015, and thus include amounts earned through such date. The actual amounts to be paid out can only be determined at the time of such executive’s actual separation. Settlement of any performance share awards due at termination will be in cash in accordance with the terms of the Merger Agreement. The amounts shown do not include benefits and payments that are generally available to all employees on a non-discriminatory basis.

Zev Weiss, Co-Chief Executive Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(6)		Termination by us for Cause		Termination Following Change in Control		Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary	—	—	$1,863,909	(1)	—		$1,863,909	(1)	—	—	—	—
Executive Incentive Plan(2)	$1,584,369	$1,584,369	$1,584,369		$1,584,369		$1,584,369		—	$1,584,369	$1,584,369	$1,584,369
LTIP(7)	—	—	—		—		—		—	—	—	—
LTIP Enhancement Program(7)	—	—	—		—		—		—	—	—	—
Retention Bonus	—	—	$163,536		—		$163,536		—	$454,758	$454,758	—
Performance Shares	—	—	—		—		—		—	—	—	—
Restricted Stock Units	—	—	—		—		—		—	—	—	—
SERP (3)	$2,531,122	$2,531,122	$2,531,122		—	(5)	$2,531,122		$2,531,122	$2,531,122	$2,531,122	$2,531,122
Deferred Compensation	$171,334	$171,334	$171,334		—		$171,334		—	$171,334	$171,334	$171,334
Health Care	—	—	$14,707		—		$14,707		—	—	—	—
Outplacement Services(4)	—	—	$15,000		—		$15,000		—	—	—	—

Total	$4,286,825	$4,286,825	$6,343,977		$1,584,369		$6,343,977		$2,531,122	$4,741,583	$4,741,583	$4,286,825

Jeffrey Weiss, Co-Chief Executive Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(6)		Termination by us for Cause		Termination Following Change in Control		Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary	—	—	$2,033,356	(1)	—		$2,033,356	(1)	—	—	—	—
Executive Incentive Plan(2)	$1,584,369	$1,584,369	$1,584,369		$1,584,369		$1,584,369		—	$1,584,369	$1,584,369	$1,584,369
LTIP(7)	—	—	—		—		—		—	—	—	—
LTIP Enhancement Program(7)	—	—	—		—		—		—	—	—	—
Retention Bonus	—	—	$156,351		—		$156,351		—	$434,778	$434,778	—
Performance Shares	—	—	—		—		—		—	—	—	—
Restricted Stock Units	—	—	—		—		—		—	—	—	—
SERP (3)	$2,707,050	$2,707,050	$2,707,050		—	(5)	$2,707,050		$2,707,050	$2,707,050	$2,707,050	$2,707,050
Deferred Compensation	$314,438	$314,438	$314,438		—		$314,438		—	$314,438	$314,438	$314,438
Health Care	—	—	$19,777		—		$19,777		—	—	—	—
Outplacement Services(4)	—	—	$15,000		—		$15,000		—	—	—	—

Total	$4,605,857	$4,605,857	$6,830,341		$1,584,369		$6,830,341		$2,707,050	$5,040,635	$5,040,635	$4,605,857

Gregory M. Steinberg, Chief Financial Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(6)		Termination by us for Cause	Termination Following Change in Control		Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary	—	—	$246,458	(1)	—	$246,458	(1)	—	—	—	—
Executive Incentive Plan(2)	$356,265	$356,265	$356,265		$356,265	$356,265		—	$356,265	$356,265	$356,265
LTIP(7)	—	—	—		—	—		—	$180,770	$180,770	—
LTIP Enhancement Program(7)	—	—	—		—	—		—	$180,770	$180,770	—
Retention Bonus	—	—	—		—	—		—	—	—	—
Performance Shares	—	—	$68,267		—	$68,267		—	$68,267	$68,267	—
Restricted Stock Units	—	—	$14,877		—	$14,877		—	$14, 877	$14, 877	—
SERP (3)	—	—	—		—	—		—	—	—	—
Deferred Compensation	—	—	—		—	—		—	—	—	—
Health Care	—	—	$14,473		—	$14,473		—	—	—	—
Outplacement Services(4)	—	—	$15,000		—	$15,000		—	—	—	—

Total	$356,265	$356,265	$715,340		$356,265	$715,340		$0	$800,949	$800,949	$356,265

John W. Beeder, President and Chief Operating Officer

Benefits and Payments(1)	Resignation without Good Reason		Resignation with Good Reason		Termination by us without Cause(6)		Termination by us for Cause		Termination Following Change in Control		Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary	—		$1,525,017		$1,525,017		—		$1,525,017		—	—	—	—
Executive Incentive Plan(2)	$905,774		$905,774		$905,774		$905,774		$905,774		—	$905,774	$905,774	$905,774
LTIP(7)	—		—		—		—		—		—	$1,997,260	$1,997,260	—
LTIP Enhancement Program(7)	—		—		—		—		—		—	$1,997,260	$1,997,260	—
Retention Bonus	—		—		$178,715		—		$178,715		—	$496,969	$496,969	—
Performance Shares	—		—		$573,306		—		$573,306		—	$573,306	$573,306	—
Restricted Stock Units	—		—		$108,661		—		$108,661		—	$108,661	$108,661	—
SERP (3)	$489,194		$489,194		$489,194		—	(5)	$489,194		$489,194	$489,194	$489,194	$489,194
Deferred Compensation	$1,048,056		$1,048,056		$1,048,056		$895,522		$1,048,056		—	$1,048,056	$1,048,056	$1,048,056
Health Care	—		$10,509		$10,509		—		$10,509		—	—	—	—
Outplacement Services(7)	$15,000	(8)	$15,000	(8)	$15,000	(8)	—		$15,000	(8)	—	—	—	—

Total	$2,458,024		$3,993,550		$4,854,232		$1,801,296		$4,854,232		$489,194	$7,616,480	$7,616,480	$2,443,024

Erwin Weiss – Senior Vice President

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(6)	Termination by us for Cause		Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary	$1,565,022	$1,565,022	$1,565,022	$1,565,022		$1,565,022	—	—	—	—
Executive Incentive Plan(2)	$569,075	$569,075	$569,075	$569,075		$569,075	—	$569,075	$569,075	$569,075
LTIP(7)	—	—	—	—		—	—	$324,555	$324,555	$324,555
LTIP Enhancement Program(7)	—	—	—	—		—	—	$324,555	$324,555	$324,555
Retention Bonus	—	—	—	—		—	—	—	—	—
Performance Shares	—	—	$354,920	—		$354,920	—	$354,920	$354,920	$354,920
Restricted Stock Units	—	—	$67,260	—		$67,260	—	$67,260	$67,260	$67,260
SERP (3)	$2,000,428	$2,000,428	$2,000,428	—	(5)	$2,000,428	$2,000,428	$2,000,428	$2,000,428	$2,000,428
Deferred Compensation (8)	$4,601,543	$4,601,543	$4,601,543	$3,994,326		$4,601,543	—	$4,601,543	$4,601,543	$4,601,543
Health Care	—	—	$34,489	—		$34,489	—	—	—	—
Outplacement Services(4)	—	—	$15,000	—		$15,000	—	—	—	—

Total	$8,736,068	$8,736,068	$9,207,737	$6,128,423		$9,207,737	$2,000,428	$8,242,336	$8,242,336	$8,242,336

Morry Weiss – Chairman

Benefits and Payments(1)	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(6)		Termination by us for Cause		Termination Following Change in Control		Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 6)
Base Salary	—	—	$800,000	(1)	—		$800,000	(1)	—	—	—	—
Executive Incentive Plan(2)	$313,200	$313,200	$313,200		$313,200		$313,200		—	$313,200	$313,200	$313,200
LTIP(7)	—	—	—		—		—		—	—	—	—
LTIP Enhancement Program(7)	—	—	—		—		—		—	—	—	—
Retention Bonus	—	—	—		—		—		—	—	—	—
Performance Shares	—	—	—		—		—		—	—	—	—
Restricted Stock Units	—	—	—		—		—		—	—	—	—
SERP (3)	$1,962,971	$1,962,971	$1,962,971		—	(5)	$1,962,971		$1,962,971	$1,962,971	$1,962,971	$1,962,971
Deferred Compensation	$407,653	$407,653	$407,653		—		$407,653		—	$407,653	$407,653	$407,653
Health Care	—	—	$14,372		—		$14,372		—	—	—	—
Outplacement Services(4)	—	—	$15,000		—		$15,000		—	—	—	—

Total	$2,683,824	$2,683,824	$3,513,196		$313,200		$3,513,196		$1,962,971	$2,683,824	$2,683,824	$2,683,824

(1)	Assumes that the named executive officer signed the requisite waiver and release agreement contemplated by the American Greetings Severance Benefit Plan (Officers) as described above, entitling him to 22 months of severance in the case of Mr. Zev Weiss and 24 months of severance in the case of Messrs. Jeffrey and Morry Weiss and 18 months of severance in the case of Gregory Steinberg. If the officer does not sign such waiver and release agreement, he would be entitled to receive 11 months of severance in the case of Mr. Zev Weiss, 12 months of severance in the case of Mr. Jeffrey Weiss, pursuant to their respective employment agreements, and one-half month salary in the case of Mr. Morry Weiss and Mr. Gregory Steinberg, in accordance with the American Greetings Severance Benefit Plan (Officers), as more fully described above.
(2)	If a named executive officer voluntarily or involuntarily separates from employment before the completion of a plan year, which coincides with our fiscal year, the officer will forfeit his award for that fiscal year. For purposes of this table, we have assumed the officer terminates employment as of the close of business on February 28, 2015, and was thus actively employed as of the last day of the fiscal year and plan year.
(3)	The values included in the table above represent the estimated present value of the accrued benefit under the SERP. If the participant separated from the Corporation prior to reaching age 55, the participant would be entitled to benefits upon attainment of age 55. Mr. Gregory Steinberg is not a participant under the SERP. The SERP is discussed in more detail under “Pension Benefits in Fiscal 2015,” above.

(4)	Assumes that the named executive officer signs the requisite waiver and release agreement contemplated by the American Greetings Severance Benefit Plan (Officers) as described above, entitling him to six months of outplacement services, the value of which we estimate to be equal to $15,000 as of February 28, 2015. If the officer does not sign such waiver and release agreement, he will not be entitled to any outplacement services.
(5)	Assumes that the named executive officer is terminated for violating his obligations as set forth in the SERP.
(6)	Assumes that the named executive officer signs the requisite waiver and release agreement. If he does not sign the waiver and release agreement, the amounts he will receive in these categories will be reduced or eliminated.
(7)	Upon the death or disability, participant is entitled to a pro-rated award. Amounts reflected in the table assume that the three-year performance under each of the LTIP and the LTIP Enhancement Program are achieved at the target level. If the three-year performance under each of the LTIP and the LTIP Enhancement Program is not achieved at the threshold level, no amounts will be earned under these plans. Messrs. Zev, Jeffrey and Morry Weiss do not participate in the LTIP or the LTIP Enhancement Program.
(8)	Amounts include a supplemental lump sum payment of $250,000 (in deferred compensation) that is payable to Mr. Erwin Weiss upon his termination or resignation from the Corporation, in accordance with his employment agreement.

Director Compensation

In addition to being reimbursed for expenses related to attending Board of Directors and Committee meetings, during fiscal 2015, our sole non-employee director, Michael Merriman, received an annual retainer of $150,000. The compensation we pay to our non-employee director is designed to fairly pay for work required for a company of our size and scope and to attract and retain qualified individuals to serve on our Board. In setting director compensation, we considered the amount of time that directors spend in fulfilling their duties to American Greetings, the skill level we require of members of the Board, and the compensation paid to directors of companies of our size and structure. The Corporation also paid an estimated $11.34 of premiums on behalf of Mr. Merriman attributable to business travel accident insurance that we provide to Mr. Merriman. Employees of American Greetings who are also directors are not compensated for serving on the Board.

Directors Zev Weiss and Jeffrey Weiss, our Co-Chief Executive Officers, Morry Weiss, our Chairman, Gary Weiss, a Vice President of the Corporation, and Elie Weiss, President of Real Estate, and John Beeder, President and Chief Operating Officer are employees of American Greetings and thus received no compensation for their services as directors in fiscal 2015. As named executive officers, the compensation received by Messrs. Zev Weiss, Jeffrey Weiss, Morry Weiss and John Beeder is included in the Fiscal 2015 Summary Compensation Table. Information concerning the compensation of Messrs. Gary Weiss and Elie Weiss is included below under “Certain Relationships and Related Transactions.”

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

The following table sets forth certain information regarding the beneficial ownership of American Greetings’ common shares as of May 15, 2015.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership(2)	Percent of Class
323 LLC	100	100%
Zev Weiss	100	100%
Jeffrey Weiss	100	100%
Elie Weiss	100	100%
Gary Weiss	100	100%
Morry Weiss	100	100%
All executive officers and directors as a group (13 persons)	100	100%

(1)	The address of each beneficial owner is One American Road, Cleveland, Ohio 44114.
(2)	Each of Zev Weiss, Jeffrey Weiss, Elie Weiss, Gary Weiss, Morry Weiss, The Morry Weiss 2013 Irrevocable Trust and Judith Weiss are members of 323 LLC. 323 LLC may be deemed to be a “group” as defined in the Exchange Act and, therefore, may be deemed as a group to beneficially own 100 American Greetings common shares held by 323 LLC. Under the Limited Liability Company Agreement of 323 LLC, the voting and disposition of American Greetings’ common shares is determined by a majority of the holders of Class A Voting Units. Each of Zev Weiss, Jeffrey Weiss, Elie Weiss and Gary Weiss is the holder of one Class A Voting Unit. In the event the same number of holders of Class A Voting Units vote in favor of and against the taking of certain actions, including the voting or disposition of American Greetings’ common shares, the Limited Liability Company Agreement of 323 LLC provides that Morry Weiss shall cast a deciding vote in favor of or against taking such action. Therefore, each of Zev Weiss, Jeffrey Weiss, Elie Weiss, Gary Weiss and Morry Weiss share voting and dispositive power over all 100 of American Greetings’ outstanding common shares.

Securities Authorized for Insurance Under Equity Compensation Plans

None.

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

Related Person Transactions

Compensation paid to related persons. Morry Weiss, our Chairman of the Board, is the brother of Erwin Weiss, a Senior Vice President of American Greetings, and is the father of (1) Zev Weiss, a director of American Greetings and our Co-Chief Executive Officer, (2) Jeffrey Weiss, a director of American Greetings and our Co-Chief Executive Officer, (3) Gary Weiss, a director of American Greetings and a Vice President of the Corporation, and (4) Elie Weiss, a director of American Greetings and President of Real Estate of the Corporation. As employees of American Greetings, these individuals are compensated in a manner that is appropriate for their responsibilities and experience. The compensation paid to each of Messrs. Morry, Zev, Jeffrey and Erwin Weiss is described in the Fiscal 2015 Summary Compensation Table and in the tables that follow the Fiscal 2015 Summary Compensation Table. With respect to fiscal 2015, the following compensation was accrued by, or paid to, Messrs. Gary and Elie Weiss, none of whom is a named executive officer:

Elie Weiss: With respect to fiscal 2015, Mr. Elie Weiss, as President of Real Estate, was paid a salary of $283,288, earned incentive compensation under the Executive Incentive Plan of $266,177, participates in the LTIP and LTIP Enhancement Program, and participated in other regular and customary employee benefit plans, programs and benefits generally available to our employees. In addition to services to the Corporation, an employee of the Corporation dedicates approximately 50% of work time to providing personal financial and accounting services for the benefit of the Weiss family. Based on this individual’s total compensation paid by the Corporation, and assuming each member of the Weiss family benefits equally from such services, the value of this benefit to Mr. Elie Weiss was $17,715.

Gary Weiss: With respect to fiscal 2015, Mr. Gary Weiss was paid a salary of $324,814, earned incentive compensation under the Executive Incentive Plan of $305,195, participates in the LTIP and LTIP Enhancement Program, and participated in other regular and customary employee benefit plans, programs and benefits generally available to our employees. In light of our continued strong financial performance in fiscal 2015, as well as recognizing the significant compensation forfeited in connection with the going private transaction, on April 30, 2015, we also paid Gary Weiss a one-time bonus of $255,000. Mr. Weiss is a participant in the SERP and under the Executive Incentive Bonus Plan is entitled to a retention bonus payment of $150,690 if he remains actively employed by the Corporation through December 31, 2017. Mr. Gary Weiss is also provided such perquisites and benefits as an automobile allowance, free American Greetings products, and life insurance and other insurance benefits. In addition to services to the Corporation, an employee of the Corporation dedicates approximately 50% of work time to providing personal financial and accounting services for the benefit of the Weiss family. Based on this individual’s total compensation paid by the Corporation, and assuming each member of the Weiss family benefits equally from such services, the value of this benefit to Mr. Gary Weiss was $17,715.

World headquarters relocation. In May 2011, we announced that we will be relocating our world headquarters to a new location in the City of Westlake, Ohio (“Westlake”), in a mixed-use development known as Crocker Park (the “Crocker Park Development”), which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the Going Private Proposal, we announced plans in October 2013 to resume the project and, on March 26, 2014, we purchased from Crocker Park, LLC, the owner of the Crocker Park Development, 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) on which the new world headquarters will be built. The purchase price for the land was $7.39 million (based on a per acre price of $510,204.08). Messrs. Morry Weiss, our Chairman, Zev Weiss and Jeffrey Weiss, our Co-Chief Executive Officers, and Gary and Elie Weiss, directors and non-executive officers of the Corporation, together with members of their family (collectively, the “Weiss Family”), indirectly own a minority stake in Crocker Park, LLC through their indirect ownership of approximately 37% of the membership interests in Crocker Park, LLC. In addition, Morry Weiss and other members of the Weiss Family have guaranteed certain of Crocker Park, LLC’s obligations, including obligations incurred in connection with the Crocker Park Development. The authority to conduct, manage and control the business of Crocker Park, LLC, including operating the Crocker Park Development and the decision whether to sell the Crocker Park Site to American Greetings, was reserved to the manager of Crocker Park, LLC. The manager of Crocker Park, LLC is not an affiliate of the Weiss Family but is an affiliate of Stark Enterprises, Inc. (“Stark”).

We are leasing a portion of the Crocker Park Site to H L & L, a single-purpose affiliate of American Greetings indirectly owned by members of the Weiss Family, that is constructing the new world headquarters on the Crocker Park Site. We have also entered into an operating lease with H L & L for the use of the new world headquarters building, anticipated to be available for occupancy in the summer of calendar year 2016. H L & L is also developing retail space on the first floor of the world headquarters building (“AG Retail East”) and retail space in a second building west of the world headquarters (“AG Retail West”). In addition, to ensure sufficient office space, H L & L is planning to build additional office space above AG Retail West, which it will lease to us under an operating lease (“AG Office West”). The new world headquarters, AG Retail East, AG Office West and AG Retail West, a private portion of an on-site parking garage that will be funded and used exclusively by American Greetings (the “Private AG Portion”), and the plaza located adjacent to the world headquarters building (the “AG Plaza”), are collectively referred to herein as the “AG Project.”

In anticipation of making this purchase and beginning construction of our new world headquarters in the Crocker Park Development, we executed a City Development Agreement with Westlake and Crocker Park, LLC, dated December 19, 2011 (as amended and restated by the First Amended and Restated City Development Agreement by and among American Greetings, Westlake, Crocker Park, LLC, Crocker Park Phase III, LLC (“CPPIII”), an affiliate of Crocker Park LLC, Crocker Park Management, LLC (“CPM”), an affiliate of Crocker Park, LLC, Crocker Park Phase III Residential, LLC (“CPR”), an affiliate of Crocker Park, LLC, CP Land, LLC (“Land”), an affiliate of Crocker Park, LLC, Block K, LLC (“Block K”), CD Block K Hotel, LLC, CD Block K Retail, LLC, and CD Block K Garage, LLC, dated March 18, 2014, the “City Development Agreement”), and a Construction Agency Agreement with Westlake, Crocker Park, LLC and Land, dated September 10, 2012 (as amended and restated by the First Amended and Restated Construction Agency Agreement dated November 22, 2013, the “Construction Agency Agreement”). The City Development Agreement provides a framework for the financing and construction by Westlake of public infrastructure related to the development of the Crocker Park Site whereby Westlake issued tax-increment financing bonds (“TIF Bonds”) for the construction of the public infrastructure for the Crocker Park Site and other portions of the Crocker Park Development being developed by Crocker Park, LLC or its affiliates. Each of American Greetings and Crocker Park, LLC have committed on behalf of themselves and the future owners of their respective properties that, in consideration of the issuance of the TIF Bonds by Westlake, they or their affiliates or any subsequent owners of the property will make certain service payments, as owners of property in and around the Crocker Park Site, in lieu of property taxes that would otherwise be owed by them as owners of the property. These service payments will be used by Westlake to pay debt service on the TIF Bonds. The Construction Agency Agreement provides a framework for public infrastructure construction in and around the Crocker Park Site, as well as for the construction of the Private AG Portion. The Construction Agency Agreement provides for Crocker Park, LLC to serve as construction agent and receive a fee of 0.5% of the total cost of the public infrastructure improvements, which fee will not exceed $250,000 and will be paid out of the proceeds of the TIF Bonds.

In connection with our purchase of the Crocker Park Site and the transactions contemplated above, we entered into the following agreements, which are the principal agreements that we have entered into with affiliated parties:

•	Master Lease Agreement – Under the terms of a Master Lease Agreement, American Greetings is ground leasing to H L & L a portion of the Crocker Park Site, which will consist of the AG Headquarters, the AG Plaza, AG Retail East and AG Retail West (the “Master Lease Premises”). The Master Lease Agreement has a term of 75 years. The Master Lease Agreement is a “net” lease. In accordance with the Master Lease Agreement, H L & L is constructing and will own the Master Lease Premises. H L & L is responsible for the cost of constructing and maintaining the Master Lease Premises and is responsible for the payment of all insurance, special assessments, taxes or other fees or costs related to the Master Lease Premises (which costs will generally be passed through to the tenants of the Master Lease Premises, including American Greetings pursuant to the terms of the Headquarters Building Lease Agreement referred to below). In conjunction with the Master Lease Agreement, to effectuate certain sales tax savings in connection with the construction of the improvements at the Master Lease Premises, H L & L has entered into intermediate leases with a qualified state-chartered port authority (which is subleasing the Master Lease Premises back to H L & L). These leases are net in cost to American Greetings and H L & L, other than any sales tax savings benefitting American Greetings or H L & L. The leasehold estate has been pledged as collateral (mortgaged) in connection with H L & L’s construction financing for the Master Lease Premises.

•	Headquarters Building Lease Agreement – Under the terms of a Headquarters Building Lease Agreement, H L & L is leasing to American Greetings approximately 600,000 rentable square feet of the Master Lease Premises to be used for American Greetings’ new world headquarters. The Headquarters Building Lease Agreement has a term of 15 years, commencing after the building is substantially complete and ready for occupancy, with a base rent of $15.89 per square foot per year. During the term of the Headquarters Building Lease Agreement, other than costs for structural repair and replacements of the Master Lease Premises, American Greetings will be generally responsible for furniture, fixtures and equipment and all costs associated with the maintenance and repair of American Greetings’ new world headquarters, including its pro rata share of all operating costs, including the O&M Fee as described below.

•	Public Improvement Management and Maintenance Agreement – On March 26, 2014, we entered into the Public Improvement Management and Maintenance Agreement by and among CPPIII, CPM, Block K, Land, CPR and Westlake under which American Greetings, CPPIII, Block K, CPR and Westlake will engage CPM to manage public and private infrastructure improvements at the Crocker Park Site. The term of the Public Improvement Management and Maintenance Agreement is for as long as certain ground leases from American Greetings and CPPIII to Westlake with respect to land on which Westlake will build parking garages are in place to cover a portion of its costs. Under the terms of the Public Improvement Management and Maintenance Agreement, CPM receives a fee of $1.00 per year, along with reimbursement for a portion of its out-of-pocket expenses payable from collecting parking meter revenues. Furthermore, Crocker Park, LLC is required to make an annual payment on behalf of American Greetings to cover costs of maintaining the Private AG Portion.

•	Private Development Agreement – On March 18, 2014, we entered into an agreement by and among Crocker Park, LLC, American Greetings, CPPIII, CPR and Stark, which sets forth the obligations among Crocker Park, LLC, American Greetings, CPPIII, CPR and Stark to develop portions of a new phase of the Crocker Park Development, including the AG Project. The Private Development Agreement provides for Stark to be paid a $2,000,000 fee by American Greetings to serve as developer for American Greetings and for American Greetings to pay Crocker Park, LLC an annual fee of $750,000 (the “O&M Fee”) for Crocker Park, LLC to perform certain maintenance, leasing and management obligations at the Crocker Park Site. The Private Development Agreement sets forth milestone dates with respect to Crocker Park, LLC’s obligations regarding site development (including garage improvements).

•	Management and Leasing Agreement – On March 26, 2014, we entered into an agreement by and among American Greetings, Stark, and Crocker Park, LLC, which provides for Stark to perform certain management, reporting and leasing obligations at AG Retail East and AG Retail West for an expected initial term of 15 years. The Management and Leasing Agreement provides that Stark will receive a one-time leasing commission and an annual management fee, both paid by Crocker Park, LLC out of the O&M Fee.

•	Extension Retail Ground Lease – On March 26, 2014, we entered into a lease agreement with CPPIII under which American Greetings leases to CPPIII a portion of the Crocker Park Site (the “Retail Extension Parcel”) for a period of up to 2.5 years for a nominal rent. Within 2.5 years after American Greetings’ purchase of the Retail Extension Parcel, CPPIII or its affiliate is required to purchase the Retail Extension Parcel and the Apartment Extension Parcel (defined below) for $277,295.92, plus interest accruing at 2% per year from March 26, 2014. If CPPIII or its affiliate does not purchase such property from American Greetings, American Greetings is entitled to offset the purchase price of such property against the O&M Fee that it is required to pay under the Private Development Agreement.

•	Extension Apartment Ground Lease – On March 26, 2014, we entered into a lease agreement with CPR under which American Greetings leases to CPR a portion of the Crocker Park Site (the “Apartment Extension Parcel”) for a period of up to 2.5 years for a nominal rent. Within 2.5 years after American Greetings’ purchase of the Apartment Extension Parcel, CPR or its affiliate is required to purchase the Apartment Extension Parcel and the Retail Extension Parcel for $277,295.92, plus interest accruing at 2% per year beginning March 26, 2014. If CPR or its affiliate does not purchase such property from American Greetings, American Greetings is entitled to offset the purchase price of such property against the O&M Fee that it is required to pay under the Private Development Agreement.

As H L & L will build and own the AG Project, from time to time American Greetings may assign to H L & L its rights and/or obligations under or otherwise perform for the benefit of H L & L the proposed agreements described above that relate to the ownership, construction, maintenance or operation of the AG Project. In this regard, on June 17, 2014, American Greetings assigned to H L & L its agreement with RTKL Ohio Corp. (“RTKL”), the principal architect for the world headquarters building, as well as the underlying design drawings and other intellectual property created by RTKL for us, for consideration in the amount of $9,864,860.

Although the majority of the costs to construct the new world headquarters is expected to be financed through H L & L, due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and we may have to dedicate additional funds to the project, including providing additional funds to H L & L. As a result, effective as of December 1, 2014, we entered into a loan agreement with H L & L under which we may from time to time make revolving loans to H L & L. Loans made to H L & L under this agreement may only be used to fund construction costs associated with the world headquarters project and the maximum principal and interest that may be outstanding as of any given time under this loan agreement may not exceed $9,000,000. As of February 28, 2015, there were no amounts borrowed by H L & L under this loan agreement.

Through their indirect ownership interest in Crocker Park, LLC and the other affiliated entities, Messrs. Morry, Zev, Jeffrey, Gary and Elie Weiss, together with their family members, may be deemed to have an interest in the transactions and agreements described above because:

•	the construction of the AG Project and the public and private infrastructure improvements will benefit the entire Crocker Park Development, all of which is owned directly or indirectly by Crocker Park, LLC; and

•	Crocker Park, LLC, or its affiliated entities, will be paid fees under the various agreements described above.

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

On July 3, 2014, the Corporation paid a cash dividend of $9,865,000 to its sole shareholder, CIHC. On August 15, 2014, the Corporation paid a cash dividend of $14,288,688 to CIHC, that, through a series of transactions, was eventually distributed to CIHC2 to satisfy the interest payment due to holders of the PIK Notes. On February 17, 2015, the Corporation paid a cash dividend of $13,893,750, that, through a series of transactions, was eventually distributed to CIHC2 to satisfy the interest payment due to holders of the PIK Notes. Also on the same date, the Corporation paid a dividend to CIHC in the aggregate of $25,738.

Director Independence

The Board is composed of six directors who are also members of the Corporation’s management, and one independent director, Michael J. Merriman, Jr. The Board determined that Mr. Merriman has no material relationship with American Greetings (directly or as a partner, shareholder or officer of an organization that has as relationship with American Greetings) and that he qualifies as “independent” under the NYSE Rules.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Ernst & Young LLP

Audit Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal 2015 and fiscal 2014, including the audit of the effectiveness of internal control over financial reporting, for the reviews of the interim financial statements included in our Quarterly Reports on Forms 10-Q filed with the SEC for fiscal 2015 and fiscal 2014, and statutory audits required internationally and registration statements were $1,719,300 and $1,966,800, respectively.

Audit-Related Fees. There were no fees billed for audit-related fees, such as assurance and related services, provided by Ernst & Young LLP for either fiscal 2015 or fiscal 2014 and which were not otherwise reported under “Audit Fees” above.

Tax Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advisory and tax planning services for fiscal 2015 and fiscal 2014 were $274,500 and $313,100, respectively.

All Other Fees. There were no fees billed for other services provided by Ernst & Young LLP for either fiscal 2015 or fiscal 2014.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

It is the Audit Committee’s policy that all audit and non-audit services to be performed for us by our independent registered public accounting firm be preapproved by the Audit Committee (including the fees and terms of such services), subject to the de minimis exceptions for non-audit services described in the Exchange Act and the rules and regulations thereunder. In accordance with such policy, the Audit Committee preapproved 100% of the services described above under the captions Audit and Tax Fees for fiscal 2015 and fiscal 2014.

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

2.1

Agreement and Plan of Merger, dated March 29, 2013 among Century Intermediate Holding Company, Century Merger Company, and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated April 1, 2013, and is incorporated herein by reference.

2.2

Amendment to Agreement and Plan of Merger, dated July 3, 2013, among Century Intermediate Holding Company, Century Merger Company and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated July 5, 2013, and is incorporated herein by reference.

Item	Description

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

2.4

Stock Purchase Agreement, dated as of August 20, 2014, among the Corporation, A.G. Industries, Inc. and Rock-Tenn Company.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated September 5, 2014, and is incorporated herein by reference.

2.5

Asset Purchase Agreement, dated as of February 2, 2015, among the Corporation, Those Characters From Cleveland, Inc., Iconix Brand Group, Inc. and Shortcake IP Holdings LLC, Inc.

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

Item	Description

4.4	First Supplemental Indenture, dated November 30, 2011, between the Corporation, as Issuer, and The Bank of Nova Scotia Trust Company of New York, as Trustee, with respect to the Corporation’s 7.375% Senior Notes due 2021.

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

10 Material Contracts

10.1	Credit Agreement dated August 9, 2013, among Century Merger Company, Century Intermediate Holding Company, the Corporation, other Credit Parties and Lenders party thereto, PNC Bank, National Association, Bank of America, N.A., Deutsch, Bank Securities Inc., PNC Capital Markets LLC, Keybank National Association, Macquarie Capital (USA), Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Keybank National Association.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated August 13, 2013, and is incorporated herein by reference.

10.2	First Amendment to Credit Agreement dated August 9, 2013, among Century Merger Company, Century Intermediate Holding Company, the Corporation, other Credit Parties and Lenders party thereto, PNC Bank, National Association, Bank of America, N.A., Deutsch, Bank Securities Inc., PNC Capital Markets LLC, Keybank National Association, Macquarie Capital (USA), Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Keybank National Association.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated January 24, 2014, and is incorporated herein by reference.

10.3	Second Amendment to Credit Agreement, dated February 4, 2014, among the Corporation, Century Intermediate Holding Company, certain wholly-owned domestic direct and indirect subsidiaries of the Corporation, the lenders party thereto, PNC Bank, National Association, as the revolver agent and collateral agent, and Bank of America, N.A., as the global administrative agent.

This Exhibit is filed herewith.

10.4	Third Amendment to Credit Agreement, dated as of September 4, 2014, among the Corporation, Century Intermediate Holding Company, certain wholly-owned domestic direct and indirect subsidiaries of American Greetings Corporation, the lenders party thereto, PNC Bank, National Association, as the revolver agent and the collateral agent, and Bank of America, N.A., as the global administrative agent.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated September 10, 2014, and is incorporated herein by reference.

10.5	Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2006, among AGC Funding Corporation, the Corporation, as Servicer, members of the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit (the “Receivables Purchase Agreement”).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated October 26, 2006, and is incorporated herein by reference.

Item	Description

10.6	First Amendment to Receivables Purchase Agreement, dated January 12, 2007.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

10.7	Omnibus Amendment to Receivables Sale Agreement, Sale and Contribution Agreement and Receivables Purchase Agreement, dated as of February 28, 2007, among AGC Funding Corporation, the Corporation, Gibson Greetings, Inc., Plus Mark, Inc., members of the various Purchaser Groups from time to time party thereto, and PNC Bank, National Association, as Administrator and as issuer of Letters of Credit.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and is incorporated herein by reference.

10.8	Third Amendment to Receivables Purchase Agreement, dated March 28, 2008.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and is incorporated herein by reference.

10.9

Fourth Amendment to Receivables Purchase Agreement, dated as of September 23, 2009.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated September 24, 2009, and is incorporated herein by reference.

10.10

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

10.11	Sixth Amendment to Receivables Purchase Agreement, dated September 21, 2011.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 25, 2011, and is incorporated herein by reference.

10.12	Seventh Amendment to Receivables Purchase Agreement, dated as of September 21, 2012.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated September 26, 2012, and is incorporated herein by reference.

10.13	Eighth Amendment to Receivables Purchase Agreement, dated as of August 9, 2013.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated August 13, 2013, and is incorporated herein by reference.

10.14

Ninth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 8, 2014, among AGC Funding Corporation, the Corporation, as Servicer and PNC Bank, National Association, as Purchaser Agent, Administrator and as Issuer of Letters of Credit.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended August 29, 2014, and is incorporated herein by reference.

Item	Description

10.15

Limited Guaranty, issued by the Corporation to Wells Fargo Retail Finance, LLC, dated April 17, 2009.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and is incorporated herein by reference.

10.16

First Amendment to Limited Guaranty, issued by the Corporation to Wells Fargo Bank, National Association, as successor by merger to Wells Fargo Retail Finance, LLC, dated January 22, 2013.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated January 28, 2013, and is incorporated herein by reference.

*10.17	Form of Employment Contract with Specified Officers. This Exhibit is filed herewith.

*10.18

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

*10.20	Amendment to American Greetings Severance Benefits Plan (Officers).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and is incorporated herein by reference.

*10.21

American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.22	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.23	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.24	Amendment Three to American Greetings Corporation Executive Deferred Compensation Plan—American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.25	Amendment Number Four to American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

Item	Description

*10.26

Amendment Number Five to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and is incorporated herein by reference.

*10.27	Amendment Number Six to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

*10.28	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.29	1997 Equity and Performance Incentive Plan (as amended on June 25, 2004).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-121982), dated January 12, 2005, and is incorporated herein by reference.

*10.30	American Greetings Corporation 2007 Omnibus Incentive Compensation Plan, as Amended May 1, 2011.

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

*10.32	American Greetings Corporation Supplemental Executive Retirement Plan, Amendment 2013-1 (Effective December 31, 2013)

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and is incorporated herein by reference.

*10.33	Letter from the Corporation to Jeffrey Weiss, dated October 7, 2014 regarding Modification of Supplemental Executive Retirement Plan Benefit

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014, and is incorporated herein by reference.

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

*10.36

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

*10.38	Amended and Restated Employment Agreement, effective August 12, 2013, between John W. Beeder and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and is incorporated herein by reference.

*10.39	Employment Agreement, dated October 18, 2004, between Christopher W. Haffke and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

*10.40	Employment Agreement, dated July 1, 2005, between Robert Tyler and the Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

*10.42	Agreement, dated October 24, 2013, by and between Gregory Steinberg and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and is incorporated herein by reference.

*10.43	Agreement, dated April 9, 2014, by and between Robert Tyler and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and is incorporated herein by reference.

*10.44	Executive Retention Bonus Plan (effective December 31, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Reporton Form 10-K for the fiscal year ended February 28, 2014, and is incorporated herein by reference.

*10.45	Executive Annual Incentive Plan (Fiscal Year 2014 Description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013, and is incorporated herein by reference.

*10.46	Executive Incentive Plan (fiscal year 2014 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2013, and is incorporated herein by reference.

Item	Description

*10.47	Executive Incentive Plan (Fiscal Year 2015 and Fiscal Year 2016 Description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 30, 2014 and is incorporated herein by reference.

*10.48	Long Term Incentive Plan (fiscal year 2014, 2015 and 2016 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2013, and is incorporated herein by reference.

*10.49	Long Term Incentive Plan Enhancement Program (fiscal year 2014-2016 description).

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

*10.51	Form of Performance Share Award Agreement (for fiscal 2013 awards).

This Exhibit was filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 25, 2012, and is incorporated herein by reference.

*10.52	Notice of Modification to Performance Share Grant Agreements.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and is incorporated herein by reference.

*10.53	Form of Employee Restricted Stock Unit Grant Agreement (for grants on or after April 26, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and is incorporated herein by reference.

21	Subsidiaries of the Corporation.

This Exhibit is filed herewith.

31(a)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

31(b)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

31(c)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Exhibit is filed herewith.

Item	Description

101	The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended February 28, 2015 February 28, 2014 and February 28, 2013; (ii) Consolidated Statement of Comprehensive Income for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 ; (iii) Consolidated Statement of Financial Position at February 28, 2015 and February 28, 2014; (iv) Consolidated Statement of Cash Flows for the years ended February 28, 2015, February 28, 2014 and February 28, 2013; (v) Consolidated Statement of Shareholders’ Equity for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, and (vi) Notes to Consolidated Financial Statements for the year ended February 28, 2015.

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

(b)	Exhibits listed in Item 15 (a) 3, are included herein or incorporated herein by reference.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted below.

3.	Financial Statement Schedules included in Part IV of the report:

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

AMERICAN GREETINGS CORPORATION
(Registrant)

Date: May 15, 2015	By:	/s/ Christopher W. Haffke
Christopher W. Haffke, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/s/ Morry Weiss Morry Weiss	Chairman of the Board; Director	) )

/s/ Zev Weiss Zev Weiss	Co-Chief Executive Officer (principal executive officer); Director	) )
)

/s/ Jeffrey Weiss Jeffrey Weiss	Co-Chief Executive Officer; (principal executive officer); Director	) )
)

/s/ Gary Weiss Gary Weiss	Director	) )
		)	May 15, 2015

/s/ Elie Weiss Elie Weiss	Director	) )
)

/s/ John W. Beeder John W. Beeder	Director	) ) ) )

/s/ Michael J. Merriman, Jr. Michael J. Merriman, Jr.	Director	) ) )

/s/ Gregory M. Steinberg Gregory M. Steinberg	Chief Financial Officer (principal financial officer)	) ) )

/s/ Robert D. Tyler Robert D. Tyler	Chief Accounting Officer (principal accounting officer)	) ) ) )

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES

(In thousands of dollars)

COLUMN A	COLUMN B	COLUMN C				COLUMN D			COLUMN E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged (Credited) to Other Accounts-Describe			Deductions- Describe			Balance at End of Period
Year ended February 28, 2015:
Deduction from asset account:
Allowance for doubtful accounts	$2,488	$1,214	$(130)	(A	)	$1,842	(B	)	$1,730

Allowance for seasonal sales returns	$26,613	$112,103	$(762)	(A	)	$119,059	(C	)	$18,895

Allowance for other assets	$4,100	$(1,800)	$—			$—	(D	)	$2,300

Year ended February 28, 2014:
Deduction from asset account:
Allowance for doubtful accounts	$3,419	$368	$(32)	(A	)	$1,267	(B	)	$2,488

Allowance for seasonal sales returns	$24,574	$120,523	$205	(A	)	$118,689	(C	)	$26,613

Allowance for other assets	$7,900	$(3,393)	$—			$407	(D	)	$4,100

Year ended February 28, 2013:
Deduction from asset account:
Allowance for doubtful accounts	$4,480	$16,064	$(48)	(A	)	$17,077	(B	)	$3,419

Allowance for seasonal sales returns	$34,285	$129,233	$(482)	(A	)	$138,462	(C	)	$24,574

Allowance for other assets	$10,000	$(1,768)	$—			$332	(D	)	$7,900

Note A: Translation adjustment on foreign subsidiary balances.

Note B: Accounts charged off, less recoveries.

Note C: Sales returns charged to the allowance account for actual returns.

Note D: Deferred contract costs charged to the allowance account.

S - 1