Form 10-Q
period 2015-05-29
AMERICAN GREETINGS CORP
filed 2015-07-10
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2015

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

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of July 10, 2015, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETINGS CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars)

	(Unaudited) Three Months Ended
	May 29, 2015	May 30, 2014
Net sales	$471,892	$497,274
Other revenue	1,551	6,310

Total revenue	473,443	503,584
Material, labor and other production costs	195,474	200,786
Selling, distribution and marketing expenses	163,759	172,259
Administrative and general expenses	58,221	69,295
Other operating income – net	(62,420)	(1,968)

Operating income	118,409	63,212
Interest expense	8,113	8,994
Interest income	(99)	(111)
Other non-operating income – net	(938)	(1,107)

Income before income tax expense	111,333	55,436
Income tax expense	38,569	11,697

Net income	$72,764	$43,739

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	(Unaudited) Three Months Ended
	May 29, 2015	May 30, 2014
Net income	$72,764	$43,739
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,028)	1,866
Pension and postretirement benefit adjustments	216	(23)
Unrealized gain on equity securities	44,610	—

Other comprehensive income, net of tax	42,798	1,843

Comprehensive income	$115,562	$45,582

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars except share and per share amounts)

	(Unaudited) May 29, 2015	(Note 1) February 28, 2015	(Unaudited) May 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$42,806	$43,327	$64,990
Trade accounts receivable, net	124,966	102,339	134,185
Inventories	251,122	248,577	259,837
Deferred and refundable income taxes	44,790	45,976	43,862
Assets held for sale	—	35,529	—
Prepaid expenses and other	135,154	157,669	139,337

Total current assets	598,838	633,417	642,211
Other assets	575,673	431,838	537,453
Deferred and refundable income taxes	54,436	90,143	71,232
Property, plant and equipment – at cost	845,777	828,028	876,634
Less accumulated depreciation	457,773	447,731	491,621

Property, plant and equipment – net	388,004	380,297	385,013

	$1,616,951	$1,535,695	$1,635,909

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Debt due within one year	$—	$—	$20,000
Accounts payable	103,708	133,135	103,701
Accrued liabilities	74,448	75,992	68,012
Accrued compensation and benefits	50,962	95,193	40,514
Income taxes payable	14,655	22,512	3,706
Liabilities held for sale	—	1,712	—
Deferred revenue	26,313	27,200	30,360
Other current liabilities	58,456	63,199	82,679

Total current liabilities	328,542	418,943	348,972
Long-term debt	463,469	472,729	596,702
Other liabilities	365,467	303,231	303,937
Deferred income taxes and noncurrent income taxes payable	14,585	11,466	13,270
Shareholder’s equity
Common shares – par value $.01 per share: 100 shares issued and outstanding	—	—	—
Capital in excess of par value	240,000	240,000	240,000
Accumulated other comprehensive income (loss)	18,395	(24,403)	2,595
Retained earnings	186,493	113,729	130,433

Total shareholder’s equity	444,888	329,326	373,028

	$1,616,951	$1,535,695	$1,635,909

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Three Months Ended
	May 29, 2015	May 30, 2014
OPERATING ACTIVITIES:
Net income	$72,764	$43,739
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sale of Strawberry Shortcake	(61,666)	—
Net loss on disposal of fixed assets	9	23
Depreciation and intangible assets amortization	13,993	15,222
Clinton Cards secured debt recovery	—	(3,390)
Provision for doubtful accounts	30	233
Deferred income taxes	6,951	(441)
Other non-cash charges	2,744	1,063
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(23,034)	(32,066)
Inventories	(3,473)	(4,596)
Other current assets	(2,306)	2,618
Net payable/receivable with related parties	(50)	(76)
Income taxes	(2,584)	(8,785)
Deferred costs – net	5,276	6,947
Accounts payable and other liabilities	(104,603)	(58,499)
Other – net	(128)	3,081

Total Cash Flows From Operating Activities	(96,077)	(34,927)
INVESTING ACTIVITIES:
Property, plant and equipment additions	(13,392)	(22,194)
Cash paid for acquired character property rights	(2,800)	—
Proceeds from sale of fixed assets	9	17
Adjustment to proceeds from sale of AGI In-Store	(3,200)	—
Proceeds from sale of Strawberry Shortcake	105,000	—
Proceeds from surrender of corporate-owned life insurance policies	24,068	—
Net (borrowings)/repayments on loans to related parties	(2,479)	—
Proceeds from Clinton Cards administration	—	582

Total Cash Flows From Investing Activities	107,206	(21,595)
FINANCING ACTIVITIES:
Proceeds from revolving line of credit	94,150	168,000
Repayments on revolving line of credit	(40,450)	(105,900)
Repayments on term loan	(65,000)	(5,000)

Total Cash Flows From Financing Activities	(11,300)	57,100
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(350)	449

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(521)	1,027
Cash and Cash Equivalents at Beginning of Year	43,327	63,963

Cash and Cash Equivalents at End of Period	$42,806	$64,990

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended May 29, 2015 and May 30, 2014

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

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2015 refers to the year ended February 28, 2015. The Corporation’s subsidiary, AG Retail Cards Limited is consolidated on a one-month lag corresponding with its fiscal year-end of January 30 for 2016.

These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 28, 2015, from which the Consolidated Statement of Financial Position at February 28, 2015, presented herein, has been derived.

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over the operation and financial policies are accounted for using the equity method except when they qualify as variable interest entities (“VIE”) and the Corporation is the primary beneficiary, in which case, the investments are consolidated in accordance with Accounting Standards Codification (“ASC”) Topic 810 (“ASC 810”), “Consolidation.” Investments that do not meet the above criteria but have a readily determinable fair value are measured at fair value with unrealized gains and losses reported in other comprehensive income. Such investments that do not have a readily determinable fair value are accounted for under the cost method.

The Corporation provides limited credit support to Schurman Fine Papers (“Schurman”) which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. This limited credit support is provided through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which expires in January 2019. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of May 29, 2015 requiring the use of the Liquidity Guaranty.

During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of May 29, 2015 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10.0 million;

•	normal course of business trade and other receivables due from Schurman of $26.5 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the retail store operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $3.5 million as of May 29, 2015.

Prior Year Correction of Immaterial Errors

During the prior year first quarter, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the going private transaction. The impact of correcting these items had a non-cash effect, decreasing tax expense and increasing net income by $4.1 million. Based on its evaluation as discussed more fully below, the Corporation concluded that the corrections to the financial statements were immaterial to its financial results for the years ended February 28, 2014 and 2015.

In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Corporation evaluated the effects of the errors on its financial statements for the years ended February 28, 2014 and 2015 and concluded that the results of operations for these periods were not materially misstated. In reaching its conclusion, the Corporation considered numerous qualitative and quantitative factors, including but not limited to the following:

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

Note 3 – Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 (“ASU 2015-03”), “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Corporation does not expect that the adoption of this standards update will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Corporation does not expect that the adoption of this standards update will impact its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. On July 9, 2015, the FASB agreed to delay the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Corporation is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

Note 4 – Acquisitions and Dispositions

Sale of Strawberry Shortcake

As reported in its Annual Report on Form 10-K for the year ended February 28, 2015, the Corporation entered into an agreement to sell its Strawberry Shortcake property and related intangible assets and licensing agreements (“Strawberry Shortcake”) on February 2, 2015. At February 28, 2015, the assets and liabilities related to the pending sale were classified as held for sale. In March 2015, the sale was completed and the Corporation received $105.0 million in cash and recognized a gain of $61.7 million, subject to finalization of certain closing date estimates. The proceeds are included in “Proceeds from sale of Strawberry Shortcake” within “Investing Activities” on the Consolidated Statement of Cash Flows.

Character Property Rights Acquisition

As reported in its Annual Report on Form 10-K for the year ended February 28, 2015, in order to secure complete control and ownership over the rights in certain character properties, including the Strawberry Shortcake property, that the Corporation previously granted to a third party (the “Character Property Rights”), on December 18, 2014, the Corporation paid $37.7 million to purchase these rights, and recorded the rights as indefinite-lived intangible assets. At February 28, 2015, approximately $26 million of this amount was classified as held for sale related to the expected sale of Strawberry Shortcake. In addition, under the agreement by which it acquired these rights, the Corporation agreed that in the event of a future sale of these Character Property Rights and the associated character properties, the Corporation will, depending on the proceeds of such sale, pay up to an additional $4.0 million of the proceeds that it receives from any such sale. Accordingly, as a result of the sale of the Strawberry Shortcake property described above, in March 2015, the Corporation made an additional payment in the amount of $2.8 million. This payment is included in “Cash paid for acquired character property rights” within “Investing Activities” on the Consolidated Statement of Cash Flows.

Sale of AGI In-Store

As reported in its Annual Report on Form 10-K for the year ended February 28, 2015, the Corporation completed the sale of its wholly-owned display fixtures business, AGI In-Store, on August 29, 2014 for $73.7 million in cash, subject to closing date working capital adjustments. In March 2015, the working capital adjustments were finalized and a payment of $3.2 million was made to the buyer. This payment is included in “Adjustment to proceeds from sale of AGI In-Store” within “Investing Activities” on the Consolidated Statement of Cash Flows.

Surrender of Certain Corporate-Owned Life Insurance Policies

As reported in its Annual Report on Form 10-K for the year ended February 28, 2015, the Corporation, in order to mitigate the ongoing risks to the Corporation that may arise from retaining certain corporate-owned life insurance policies, surrendered those policies during the prior year fourth quarter. In March 2015, in connection with the surrender of those policies, the Corporation received proceeds of $24.1 million. These proceeds are included in “Proceeds from surrender of corporate-owned life insurance policies” within “Investing Activities” on the Consolidated Statement of Cash Flows.

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

	Three Months Ended
(In thousands)	May 29, 2015	May 30, 2014
Royalty revenue	$1,129	$5,938

Royalty expenses:
Material, labor and other production costs	$934	$1,544
Selling, distribution and marketing expenses	703	1,576
Administrative and general expenses	367	472

	$2,004	$3,592

As disclosed in Note 4, the Corporation completed the sale of Strawberry Shortcake in March 2015. As such, royalty revenue and expenses related to Strawberry Shortcake for the prior year three month period do not have comparative amounts in the current year.

Note 6 – Other Income and Expense

Other Operating Income – Net

	Three Months Ended
(In thousands)	May 29, 2015	May 30, 2014
Gain on sale of Strawberry Shortcake	$(61,666)	$—
Clinton Cards secured debt recovery	—	(3,390)
Loss on asset disposal	9	23
Miscellaneous	(763)	1,399

Other operating income – net	$(62,420)	$(1,968)

In March 2015, the Corporation recognized a gain of $61.7 million in connection with the sale of Strawberry Shortcake. See Note 4 for further information.

During the three months ended May 30, 2014, the Corporation recorded an impairment recovery of $3.4 million related to the senior secured debt of Clinton Cards that the Corporation acquired in May 2012 and subsequently impaired.

Other Non-Operating Income – Net

	Three Months Ended
(In thousands)	May 29, 2015	May 30, 2014
Foreign exchange gain	$(784)	$(460)
Rental income	(152)	(539)
Miscellaneous	(2)	(108)

Other non-operating income – net	$(938)	$(1,107)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are as follows.

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Other Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 28, 2015	$1,836	$(26,239)	$—	$(24,403)
Other comprehensive income (loss) before reclassifications	(2,028)	(22)	44,610	42,560
Amounts reclassified from accumulated other comprehensive income (loss)	—	238	—	238

Net current period other comprehensive income (loss)	(2,028)	216	44,610	42,798

Balance at May 29, 2015	$(192)	$(26,023)	$44,610	$18,395

The reclassifications out of accumulated other comprehensive income (loss) are as follows:

(In thousands)	Three Months Ended May 29, 2015	Consolidated Statement of Income Classification
Pensions and Postretirement Benefits:
Amortization of pensions and other postretirement benefits items
Actuarial losses, net	$(548)	Administrative and general expenses
Prior service credit, net	174	Administrative and general expenses

	(374)
Tax benefit	136	Income tax expense

Total, net of tax	(238)

Total reclassifications	$(238)

As reported in its Annual Report on Form 10-K for the year ended February 28, 2015, the Corporation held a minority investment in the common stock of a privately held company which was classified as available for sale and accounted for under the cost method due to the Corporation’s inability to exercise significant influence over the investee’s operating and financial policies and the absence of a readily determinable fair value for its investment. At February 28, 2015, the carrying value of this investment was zero as a result of a cash distribution in 2014 that included a return of capital. During the three months ended May 29, 2015, the investee successfully completed an initial public offering of its common stock and thereby established a readily determinable fair value for the Corporation’s previously nonmarketable investment. In accordance with ASC Topic 320, “Investments – Debt and Equity Securities,” the investment is now reported at fair value and is included in “Other assets” on the Corporation’s Consolidated Statement of Financial Position. See Note 14 for further information. As a result of the initial fair value measurement at May 29, 2015, an unrealized gain, net of tax, of $44.6 million was recognized in other comprehensive income.

Note 8 – Customer Allowances and Discounts

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 29, 2015	February 28, 2015	May 30, 2014
Allowance for seasonal sales returns	$20,026	$18,895	$23,214
Allowance for outdated products	10,547	11,074	10,313
Allowance for doubtful accounts	1,603	1,730	2,115
Allowance for marketing funds	26,373	26,841	33,027
Allowance for rebates	24,828	34,214	29,236

	$83,377	$92,754	$97,905

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $14.6 million, $17.0 million and $14.6 million as of May 29, 2015, February 28, 2015 and May 30, 2014, respectively.

Note 9 – Inventories

(In thousands)	May 29, 2015	February 28, 2015	May 30, 2014
Raw materials	$18,271	$14,809	$27,109
Work in process	11,310	7,578	12,774
Finished products	294,217	297,899	284,415

	323,798	320,286	324,298
Less LIFO reserve	81,314	80,755	82,746

	242,484	239,531	241,552
Display materials and factory supplies	8,638	9,046	18,285

	$251,122	$248,577	$259,837

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $71.8 million, $66.9 million and $76.2 million as of May 29, 2015, February 28, 2015 and May 30, 2014, respectively.

Note 10 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	May 29, 2015	February 28, 2015	May 30, 2014
Prepaid expenses and other	$95,001	$98,061	$93,125
Other assets	429,532	364,311	420,358

Deferred cost assets	524,533	462,372	513,483
Other current liabilities	(53,530)	(59,018)	(81,154)
Other liabilities	(177,133)	(104,127)	(144,762)

Deferred cost liabilities	(230,663)	(163,145)	(225,916)

Net deferred costs	$293,870	$299,227	$287,567

The Corporation maintains an allowance for deferred costs related to supply agreements of $2.2 million, $2.3 million and $3.6 million at May 29, 2015, February 28, 2015 and May 30, 2014, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Note 11 – Other Liabilities

Included in “Other liabilities” on the Consolidated Statement of Financial Position is a deferred lease obligation related to an operating lease with H L & L Property Company (“H L & L”), for a building that will function as the Corporation’s world headquarters. The building is currently being constructed and expected to be available for occupancy in calendar year 2016.

H L & L is an indirect affiliate of the Corporation as it is indirectly owned by members of the Weiss Family (as defined in Note 17). Due to, among other things, the Corporation’s involvement in the construction of the building, the Corporation is required to be treated, for accounting purposes only, as the “deemed owner” of the new world headquarters building during the construction period. Accordingly, the Corporation has recorded an asset and associated offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. The asset and corresponding liability was $39.3 million, $31.7 million and $0.9 million as of May 29, 2015, February 28, 2015 and May 30, 2014, respectively. See Note 17 for further information.

Note 12 – Debt

There was no debt due within one year as of May 29, 2015 and February 28, 2015. Debt due within one year totaled $20,000 as of May 30, 2014, which represented the current maturity of the term loan.

Long-term debt and their related calendar year due dates as of May 29, 2015, February 28, 2015 and May 30, 2014, respectively, were as follows:

(In thousands)	May 29, 2015	February 28, 2015	May 30, 2014
Term loan, due 2019	$185,000	$250,000	$335,000
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2018	58,000	4,300	66,600
6.10% senior notes, due 2028	181	181	181
Unamortized financing fees	(4,712)	(6,752)	(10,079)

	463,469	472,729	616,702
Current portion of term loan	—	—	(20,000)

	$463,469	$472,729	$596,702

At May 29, 2015, the balances outstanding on the term loan facility and revolving credit facility bear interest at a rate of approximately 2.7% and 2.9%, respectively. The revolving credit facility provides the Corporation with funding of up to $250 million. The Corporation is also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of May 29, 2015, February 28, 2015 and May 30, 2014, respectively. Outstanding letters of credit, which reduce the total credit available under the revolving credit and the accounts receivable facilities, totaled $26.4 million at May 29, 2015.

In March 2015 the Corporation made a voluntary prepayment of $65.0 million on the term loan facility, thereby eliminating all future quarterly installment payments prior to this facility’s August 9, 2019 maturity date. During the three months ended May 29, 2015, the Corporation expensed an additional $1.8 million of unamortized financing fees as a result of the prepayment.

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $238.6 million (at a carrying value of $225.2 million), $238.2 million (at a carrying value of $225.2 million) and $236.4 million (at a carrying value of $225.2 million) at May 29, 2015, February 28, 2015 and May 30, 2014, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $242.5 million (at a principal carrying value of $243.0 million), $251.8 million (at a principal carrying value of $254.3 million), and $401.6 million (at a carrying value of $401.6 million) at May 29, 2015, February 28, 2015 and May 30, 2014, respectively.

At May 29, 2015, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefits plans are as follows:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	Three Months Ended		Three Months Ended
(In thousands)	May 29, 2015	May 30, 2014	May 29, 2015	May 30, 2014
Service cost	$159	$144	$125	$100
Interest cost	1,558	1,837	525	675
Expected return on plan assets	(1,668)	(1,623)	(675)	(700)
Amortization of prior service cost (credit)	1	1	(175)	(325)
Amortization of actuarial loss (gain)	848	706	(300)	(225)

	$898	$1,065	$(500)	$(475)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the three months ended May 29, 2015 was $1.7 million, compared to $4.1 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expense recognized for the 401(k) match was $1.2 million for the three month period ended May 29, 2015, compared to $1.3 million for the prior year period. The profit-sharing plan and 401(k) matching expenses for the three month periods are estimates as actual contributions are determined after fiscal year-end.

At May 29, 2015, February 28, 2015 and May 30, 2014, the liability for postretirement benefits other than pensions was $18.5 million, $17.5 million and $18.7 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At May 29, 2015, February 28, 2015 and May 30, 2014, the long-term liability for pension benefits was $80.3 million, $81.9 million and $76.0 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets and liabilities measured at fair value as of May 29, 2015:

(In thousands)	May 29, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,484	$11,035	$1,449	$—
Investment in equity securities	73,080	73,080	—	—

	$85,564	$84,115	$1,449	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,448	$11,035	$2,413	$—

The following table summarizes the assets and liabilities measured at fair value as of February 28, 2015:

(In thousands)	February 28, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,745	$10,997	$1,748	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,412	$10,997	$2,415	$—

The following table summarizes the assets and liabilities measured at fair value as of May 30, 2014:

(In thousands)	May 30, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,218	$10,243	$1,975	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,214	$10,243	$2,971	$—

The deferred compensation plan includes investments in mutual funds and a money market fund. Assets held in mutual funds are recorded at fair value, which is considered a Level 1 valuation as it is based on each fund’s quoted market value per share in an active market. The money market fund is classified as Level 2 as substantially all of the fund’s investments are determined using amortized cost. The fair value of the deferred compensation plan liabilities is based on the fair value of: (i) the plan’s assets for invested deferrals and (ii) hypothetical investments for unfunded deferrals.

The investment in equity securities is considered a Level 1 valuation as it is based on a quoted price in an active market.

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

On January 20, 2015, the parties reached a settlement in principle that, if approved by the Court, will fully and finally resolve the claims brought by Smith and Hourcade, as well as the classes they seek to represent. The settlement was a product of extensive negotiations and a private mediation, which was finalized and memorialized in a Stipulation and Class Action Settlement Agreement signed March 30, 2015. The proposed settlement establishes a settlement fund of $4.0 million to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and the date of the Court’s preliminary approval of the settlement.

On March 31, 2015, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On April 30, 2015, plaintiffs filed their Third Amended Complaint to which American Greetings Corporation filed its answer on May 19, 2015. On April 30, 2015, the Court held a preliminary approval hearing. If the settlement is preliminarily approved, notice and claim forms will be mailed to class members and class members will have an opportunity to submit claims, to opt-out of the settlement, and/or to object to the settlement. As part of a Preliminary Approval Order, the Court will set a Final Approval Hearing to occur after the notice process, at which point the Court will consider the notice process and results, any objections, and other relevant information. The Court will then decide whether to finally approve the class settlement. If the settlement is finally approved, American Greetings will fund the settlement within twenty (20) days after passage of all appeal periods. Thereafter, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

Michael Ackerman v. American Greetings Corporation, et al. On March 6, 2015, plaintiff Michael Ackerman, individually and on behalf of others similarly situated, filed a putative class action lawsuit in the United States District Court of New Jersey alleging violation of the Telephone Consumer Protection Act (“TCPA”) by American Greetings Corporation and its subsidiary, AG Interactive, Inc. The plaintiff claims that defendants (1) sent plaintiff an unsolicited text message notifying plaintiff that he had received an ecard; and (2) knowingly and/or willfully violated the TCPA, which prohibits unsolicited automated or prerecorded telephone calls, including faxes and text messages, sent to cellular telephones. Plaintiff seeks to certify a nationwide class based on unsolicited text messages sent by defendants during the period February 8, 2011 through February 8, 2015. The plaintiff seeks damages in the statutory amount of $500 for each and every violation of the TCPA and $1,500 for each and every willful violation of the TCPA. The Corporation believes the plaintiff’s allegations in this lawsuit are without merit and intends to defend the action vigorously.

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

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 34.6% and 21.1% for the three month periods ended May 29, 2015 and May 30, 2014, respectively. The lower than statutory rate for the three months ended May 29, 2015 is primarily related to the domestic production activities deduction, tax treatment of corporate-owned life insurance and lower tax rates in foreign jurisdictions partially offset by state income tax rates on U.S. income, net of federal benefit. The lower than statutory rate for the three months ended May 30, 2014 was due primarily to the recording of a net $3.1 million federal tax refund and related interest attributable to fiscal 2000 and the error corrections recorded in accordance with ASC Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the three months ended May 30, 2014, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the going private transaction in fiscal 2014.

As discussed in Note 7, the Corporation recorded an adjustment to mark to market the value of one of its investments as of May 29, 2015. As a result, a decrease in the Corporation’s deferred tax assets in the amount of $28.5 million was recognized in other comprehensive income during the quarter.

At May 29, 2015, the Corporation had unrecognized tax benefits of $21.7 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $19.5 million. It is reasonably possible that the Corporation’s unrecognized tax positions as of May 29, 2015 could decrease $2.3 million during the next twelve months due to anticipated settlements and resulting cash payments related to tax years which are open to examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the three months ended May 29, 2015, the Corporation recognized net expense of $0.2 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of May 29, 2015, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $3.0 million.

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

Note 17 – Related Party Information

World headquarters relocation

In May 2011, the Corporation announced that it will be relocating its world headquarters to a new location in the City of Westlake, Ohio, in a mixed-use development known as Crocker Park (the “Crocker Park Development”), which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the going private transaction, the Corporation announced plans in October 2013 to resume the project and, on March 26, 2014, the Corporation purchased from Crocker Park, LLC, the owner of the Crocker Park Development, 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) on which the new world headquarters will be built. The purchase price for the land was $7.4 million (based on a per acre price of $510 thousand). Morry Weiss, the Chairman of the board of the Corporation, Zev Weiss and Jeffrey Weiss, directors and the Co-Chief Executive Officers of the Corporation, and Gary and Elie Weiss, directors and non-executive officers of the Corporation, together with members of their family (collectively, the “Weiss Family”), indirectly own a minority stake in Crocker Park, LLC through their indirect ownership of approximately 37% of the membership interests in Crocker Park, LLC. In addition, Morry Weiss and other members of the Weiss Family have guaranteed certain of Crocker Park, LLC’s obligations, and are expected to guarantee additional obligations of Crocker Park, LLC, incurred in connection with the Crocker Park Development. The authority to conduct, manage and control the business of Crocker Park, LLC, including operating the Crocker Park Development and the decision whether to sell the Crocker Park Site to American Greetings, was reserved to the manager of Crocker Park, LLC, who is not an affiliate of the Weiss Family and who is an affiliate of Stark Enterprises, Inc.

The Corporation is leasing a portion of the Crocker Park Site to H L & L, which will construct the new world headquarters on the Crocker Park Site and sublease the new world headquarters back to the Corporation. The Corporation has also entered into an operating lease with H L & L for the use of the new world headquarters building, anticipated to be available for occupancy in calendar year 2016. The initial lease term is fifteen years and will begin upon occupancy. The annual rent is expected to be approximately $9.5 million. Furthermore, due to the Corporation’s need for incremental space, H L & L is building additional space at the new world headquarters location, which the Corporation expects will increase the annual rent by approximately $1 million. See Note 11 for further information.

Although the majority of the costs to construct the new world headquarters is expected to be financed through H L & L, due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and the Corporation may have to dedicate additional funds to the project, including providing additional funds to H L & L. As a result, effective as of December 1, 2014, the Corporation entered into a loan agreement with H L & L under which the Corporation may from time to time make revolving loans to H L & L. Loans made to H L & L under this agreement may only be used to fund construction costs associated with the world headquarters project and the maximum principal and market-rate interest that may be outstanding as of any given time under this loan agreement may not exceed $9 million. As of May 29, 2015, there was a balance of $2.5 million outstanding under this loan agreement. There were no borrowings outstanding as of February 28, 2015.

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

The Corporation, its parent and certain of their subsidiaries and affiliates file a consolidated U.S. federal income tax return. The Corporation pays all taxes on behalf of the group included in this consolidated federal income tax return. Pursuant to this tax sharing arrangement, amounts due to affiliates totaled $1.9 million as of May 29, 2015 and February 28, 2015.

Note 18 – Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and Non-reportable segments. The North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. At May 29, 2015, the Retail Operations segment operated 410 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. For the three months ended May 29, 2015, the Corporation’s Non-reportable segment primarily includes licensing activities. For the three months ended May 30, 2014, the Non-reportable segment also included the design, manufacture and sale of display fixtures. The display fixtures business was sold on the last day of the prior year second quarter. See Note 4 for further information.

(In thousands)	Three Months Ended
	May 29, 2015	May 30, 2014
Total Revenue:
North American Social Expression Products	$335,604	$329,057
International Social Expression Products	62,168	75,039
Intersegment items	(10,313)	(10,065)

Net	51,855	64,974
Retail Operations	71,808	79,164
AG Interactive	13,430	14,499
Non-reportable segment	746	15,890

	$473,443	$503,584

(In thousands)	Three Months Ended
	May 29, 2015	May 30, 2014
Segment Earnings (Loss) Before Tax:
North American Social Expression Products	$73,127	$69,364
International Social Expression Products	(5,010)	3,762
Intersegment items	751	(2,310)

Net	(4,259)	1,452
Retail Operations	(8,143)	(4,040)
AG Interactive	4,871	5,412
Non-reportable segment	60,347	4,015
Unallocated
Interest expense	(8,113)	(8,994)
Profit-sharing plan expense	(1,675)	(4,079)
Corporate overhead expense	(4,822)	(7,694)

	(14,610)	(20,767)

	$111,333	$55,436

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

For the three months ended May 29, 2015, Non-reportable segment earnings includes a gain of $61.7 million from the sale of Strawberry Shortcake. See Note 4 for further information.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $3.3 million, $4.3 million and $3.9 million at May 29, 2015, February 28, 2015 and May 30, 2014, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

Overview

Total revenue for the current year first quarter was $473.4 million, a decrease of $30.1 million, or 6.0% compared to the prior year period. This decrease was primarily the result of foreign currency translation, which had an unfavorable impact of approximately $17 million, decreased sales of greeting cards and lower revenues from our Non-reportable segment due to the sale of our display fixtures business in the prior year second quarter and the sale of our Strawberry Shortcake property and related intangible assets and licensing agreements (“Strawberry Shortcake”) at the beginning of the current year first quarter. These decreases were partially offset by higher sales of gift packaging, party goods and other ancillary products and the year-over-year favorable impact of fewer scan-based trading (“SBT’) implementations in the current year, primarily within the North American Social Expression Products segment.

First quarter operating income was $118.4 million, an increase of approximately $55.2 million, or 87.3% compared to the prior year period. The current year includes a gain of $61.7 million related to the sale of Strawberry Shortcake, which was recorded within our Non-reportable segment, and the year-over year favorable impact of approximately $3 million related to fewer SBT implementations in the current year. The current quarter includes an unfavorable impact of less than $0.5 million related to SBT implementations. Excluding the impact of these items, operating income was lower in the current year compared to the prior year, driven by lower earnings within our Retail Operations and International Social Expression Products segments as well as lower earnings within our Non-reportable segment, due to the sale of our fixtures business and Strawberry Shortcake as noted above. These lower earnings were offset in part by earnings within the North American Social Expression Products segment, which improved compared to the prior year.

Results of Operations

Three months ended May 29, 2015 and May 30, 2014

Net income was $72.8 million in the first quarter compared to $43.7 million in the prior year first quarter.

Our results for the three months ended May 29, 2015 and May 30, 2014 are summarized below:

(Dollars in thousands)	2015	% Total Revenue	2014	% Total Revenue
Net sales	$471,892	99.7%	$497,274	98.7%
Other revenue	1,551	0.3%	6,310	1.3%

Total revenue	473,443	100.0%	503,584	100.0%
Material, labor and other production costs	195,474	41.3%	200,786	39.9%
Selling, distribution and marketing expenses	163,759	34.6%	172,259	34.2%
Administrative and general expenses	58,221	12.3%	69,295	13.8%
Other operating income – net	(62,420)	(13.2%)	(1,968)	(0.4%)

Operating income	118,409	25.0%	63,212	12.5%
Interest expense	8,113	1.7%	8,994	1.8%
Interest income	(99)	(0.0%)	(111)	(0.0%)
Other non-operating income – net	(938)	(0.2%)	(1,107)	(0.3%)

Income before income tax expense	111,333	23.5%	55,436	11.0%
Income tax expense	38,569	8.1%	11,697	2.3%

Net income	$72,764	15.4%	$43,739	8.7%

For the three months ended May 29, 2015, consolidated net sales were $471.9 million, down from $497.3 million in the prior year first quarter. This 5.1%, or approximately $25 million, decrease was driven by the unfavorable impact of foreign currency translation of approximately $17 million and lower sales from our display fixtures business of approximately $11 million due to the sale of that business in the prior year second quarter. In addition, sales of greeting cards decreased by approximately $10 million. These decreases were partially offset by increased sales of gift packaging, party goods and other ancillary products of approximately $9 million and the favorable impact of fewer SBT implementations during the quarter of approximately $3 million.

Other revenue, primarily royalty revenue from certain character properties, decreased $4.8 million during the three months ended May 29, 2015. In March 2015, we completed the sale of Strawberry Shortcake. As such, royalty revenue related to Strawberry Shortcake for the prior year three month period does not have a comparative amount in the current year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 29, 2015 and May 30, 2014 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2015	2014	2015	2014	2015	2014
Unit volume	(1.3%)	(3.9%)	(5.4%)	6.9%	(2.8%)	(0.3%)
Selling prices	2.1%	5.5%	1.1%	(1.5%)	1.6%	3.2%
Overall increase / (decrease)	0.8%	1.4%	(4.3%)	5.4%	(1.2%)	2.9%

During the first quarter, combined everyday and seasonal greeting card sales less returns decreased 1.2% compared to the prior year quarter, as a result of a decrease in unit volume of 2.8% partially offset by increases in selling prices of 1.6%. The overall decrease was primarily driven by decreases in unit volume from our seasonal greeting cards in both our North American Social Expression Products and International Social Expression Products segments.

Everyday card sales less returns during the three months ended May 29, 2015 were up 0.8%, compared to the prior year quarter. Increases in selling prices of 2.1% were partially offset by a decrease in unit volume of 1.3%. The selling price increase was a result of general price increases, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume decline occurred in both our North American Social Expression Products and International Social Expression Products segments.

Seasonal card sales less returns decreased 4.3% during the three months ended May 29, 2015 compared to the prior year quarter, with a decrease in unit volume of 5.4% partially offset by an increase in selling prices of 1.1%. The unit volume decline was driven by our Easter and Father’s Day programs in our North American Social Expression Products segment and our Easter, Mother’s Day and Father’s Day programs in our International Social Expression Products segment. The increase in selling prices was primarily attributable to our Mother’s Day program in our North American Social Expression Products segment and our Father’s Day program in our International Social Expression Products segment.

Expense Overview

Material, labor and other production costs were $195.5 million for the three months ended May 29, 2015, a decrease of $5.3 million from $200.8 million in the prior year first quarter. As a percentage of total revenue, these costs were 41.3% in the current period compared to 39.9% for the three months ended May 30, 2014. The dollar decrease was primarily due to the favorable impact of foreign currency translation of approximately $8 million and the elimination of costs related to the display fixtures business that was sold in the prior year second quarter. Partially offsetting these decreases were higher production, product content and inventory scrap expenses.

Selling, distribution and marketing expenses were $163.8 million for the three months ended May 29, 2015, decreasing $8.5 million from $172.3 million in the prior year first quarter. As a percentage of total revenue, these costs were 34.6% in the current period compared to 34.2% for the prior year period. The dollar decrease in the current year first quarter was driven by the favorable impact of foreign currency translation of approximately $8 million, lower supply chain costs of approximately $3 million and the elimination of approximately $1 million of costs related to the display fixtures business that was sold in the prior year second quarter. Partially offsetting these decreases were higher sales, marketing and product management expenses of approximately $2 million and higher retail store expenses of approximately $2 million.

Administrative and general expenses were $58.2 million for the three months ended May 29, 2015, a decrease of $11.1 million from $69.3 million in the prior year first quarter. This decrease was driven primarily by lower retail expenses of approximately $2 million, decreased profit-sharing expense of approximately $2 million, the elimination of approximately $1 million of costs related to the display fixtures business that was sold in the prior year second quarter, the favorable impact of foreign currency translation of approximately $2 million and other general cost savings of approximately $4 million.

Other operating income – net was $62.4 million during the current year quarter compared to $2.0 million in the prior year. In the current year first quarter, we recognized a gain of $61.7 million in connection with the sale of Strawberry Shortcake. See Note 4, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for further information. In the prior year first quarter, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an impairment recovery related to the senior secured debt of Clinton Cards that we acquired in May 2012 and subsequently impaired. The recovery was $3.4 million for three months ended May 30, 2014.

The effective tax rate was 34.6% and 21.1% for the three months ended May 29, 2015 and May 30, 2014, respectively. The lower than statutory rate for the three months ended May 29, 2015 is primarily related to the domestic production activities deduction, tax treatment of corporate-owned life insurance and lower tax rates in foreign jurisdictions partially offset by state income tax rates on U.S. income, net of federal benefit. The lower than statutory rate in the prior period is due primarily to the recording of a net $3.1 million federal tax refund and related interest attributable to fiscal 2000 and the error corrections recorded in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. See Note 16, “Income Taxes,” to the Consolidated Financial Statements for further information.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under ASC Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At May 29, 2015, we operated 410 card and gift retail stores in the United Kingdom (“UK”) through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. For the three months ended May 29, 2015, the Non-reportable segment primarily includes licensing activities. For the three months ended May 30, 2014, the Non-reportable segment also included the design, manufacture and sales of display fixtures. The display fixtures business was sold on the last day of the prior year second quarter. See Note 4, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for further information.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 18, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 29, 2015	May 30, 2014	% Change
Total revenue	$335,604	$329,057	2.0%
Segment earnings	73,127	69,364	5.4%

Total revenue of our North American Social Expression Products segment for the quarter ended May 29, 2015, increased $6.5 million, or 2.0%, compared to the prior year period. The increase was primarily driven by higher sales of gift packaging, party goods and other ancillary products of approximately $9 million and the favorable impact of fewer SBT implementations during the quarter of approximately $3 million. These increases were partially offset by lower sales of greeting cards of approximately $3 million and the unfavorable impacts of foreign currency translation of approximately $3 million.

Segment earnings increased $3.8 million in the current year three months compared to the three months ended May 30, 2014. The increase was driven primarily by the impact of higher revenues, including the favorable impact of fewer SBT implementations. In addition, supply chain costs were lower by approximately $3 million. These favorable items were partially offset by higher production and product content costs of approximately $4 million and higher sales, marketing and product management expenses of approximately $3 million.

International Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 29, 2015	May 30, 2014	% Change
Total revenue	$51,855	$64,974	(20.2%)
Segment (loss) earnings	(4,259)	1,452	N/A

Total revenue of our International Social Expression Products segment decreased $13.1 million, or 20.2% for the three months ended May 29, 2015, compared to the same period in the prior year. The decrease was primarily driven by decreased sales of greeting cards of approximately $7 million and the unfavorable impact of foreign currency translation of approximately $6 million.

Segment earnings decreased $5.7 million in the three months ended May 29, 2015 compared to the same period in the prior year. The decreased earnings were primarily driven by the impact of lower sales volume as well as higher production and scrap expense of approximately $5 million. These unfavorable items were partially offset by the favorable impact of lower elimination of profit in inventory related to sales from the International Social Expression Products segment to the Retail Operations segment of approximately $3 million.

Retail Operations Segment

	Three Months Ended
(Dollars in thousands)	May 29, 2015	May 30, 2014	% Change
Total revenue	$71,808	$79,164	(9.3%)
Segment loss	(8,143)	(4,040)	(101.6%)

Total revenue of our Retail Operations segment decreased $7.4 million compared to the prior year, driven by the impact of unfavorable foreign exchange translation of approximately $8 million. During the first quarter of the current year, net sales at stores open one year or more were down approximately 0.4% compared to the prior year period.

Segment loss increased $4.1 million compared to the prior year. The higher segment loss was the result of lower gross margins and higher store operating expenses. The lower gross margins were the result of increased promotional pricing activities and increased inventory shrink and scrap expense. The majority of the higher store operating expenses was the result of new store openings.

AG Interactive Segment

	Three Months Ended
(Dollars in thousands)	May 29, 2015	May 30, 2014	% Change
Total revenue	$13,430	$14,499	(7.4%)
Segment earnings	4,871	5,412	(10.0%)

Total revenue of AG Interactive decreased $1.1 million compared to the prior year quarter. This decrease in revenue was driven primarily by lower subscription revenue compared to the prior year. As of May 29, 2015, AG Interactive had approximately 3.5 million online paid subscriptions as compared to approximately 3.7 million at May 30, 2014.

Segment earnings decreased $0.5 million compared to the prior year quarter primarily due to the impact of lower revenue.

Non-reportable Segment

	Three Months Ended
(Dollars in thousands)	May 29, 2015	May 30, 2014	% Change
Total revenue	$746	$15,890	(95.3%)
Segment earnings	60,347	4,015	N/A

Total revenue from our Non-reportable segment decreased $15.1 million compared to the prior year quarter. The decrease in revenue for the current year first quarter was due primarily to the sale of our display fixtures business in the prior year second quarter and the sale of Strawberry Shortcake at the beginning of the current year first quarter. Revenue in the prior year first quarter for the fixtures business was $10.5 million. The remaining decrease in revenue was due primarily to the sale of Strawberry Shortcake.

Segment earnings increased $56.3 million compared to the prior year quarter. This increase was primarily due to the gain of $61.7 million in connection with the sale of Strawberry Shortcake. This increase was partially offset by the impact to earnings from the sale of our display fixtures business and Strawberry Shortcake as noted above.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt and domestic profit-sharing expense. Unallocated items also include costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended
(Dollars in thousands)	May 29, 2015	May 30, 2014
Interest expense	$(8,113)	$(8,994)
Profit-sharing expense	(1,675)	(4,079)
Corporate overhead expense	(4,822)	(7,694)

Total Unallocated	$(14,610)	$(20,767)

Our profit-sharing plan includes a profit-sharing component and a 401(k) component. The 401(k) component is included in corporate overhead expense. While the current year quarterly expense will vary from the prior year expense pattern, we expect the full year 2016 expense of the combined components to be consistent with the prior year. The lower corporate overhead expense in the current year was primarily due to lower health care claims.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of May 30, 2014 has been included.

Operating Activities

Operating activities used $96.1 million of cash during the three months ended May 29, 2015, compared to using $34.9 million in the prior year period.

Accounts receivable used $23.0 million of cash during the three months ended May 29, 2015, compared to $32.1 million of cash used during the same period in the prior year. The year-over-year change in cash flow of $9.1 million occurred primarily within our North American Social Expression and International Social Expression Products segments and was due to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period.

Deferred costs – net generally represents payments under agreements with retailers, net of the related amortization of those payments. During the three months ended May 29, 2015, amortization exceeded payments by $5.3 million. During the three months ended May 30, 2014, amortization exceeded payments by $6.9 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $104.6 million of cash during the three months ended May 29, 2015, compared to using $58.5 million in the prior year first quarter. The year-over-year change in cash usage was attributable to higher variable compensation payments during the current year first quarter compared to the prior year first quarter and an increase in accounts payable payments due to normal year-over-year timing of business transactions.

Investing Activities

Investing activities provided $107.2 million of cash during the three months ended May 29, 2015, compared to using $21.6 million of cash during the three months ended May 30, 2014. The current year includes proceeds of $105.0 million received from the sale of Strawberry Shortcake and proceeds of $24.1 million received from the surrender of certain corporate-owned life insurance policies. These cash inflows were partially offset by cash paid for capital expenditures of $13.4 million, cash paid for acquired character property rights of $2.8 million, a payment of $3.2 million related to the final working capital adjustments in connection with the sale of AGI In-Store and $2.5 million of loans, net of repayments, made to related parties.

In the prior year first quarter, the cash usage was primarily driven by $22.2 million of cash paid for capital expenditures.

Financing Activities

Financing activities used $11.3 million of cash during the three months ended May 29, 2015, compared to providing $57.1 million during the three months ended May 30, 2014. During the current year first quarter, this use of cash was primarily driven by a voluntary prepayment on our term loan of $65.0 million, partially offset by borrowings, net of repayments, under our revolving credit facility of $53.7 million. In the first quarter of the prior year, the source of cash was primarily driven by borrowings, net of repayments, under our revolving credit facility of $62.1 million. In addition, we made a payment of $5.0 million on our term loan in the first quarter of the prior year.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $485 million at May 29, 2015, which included $185 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $215.6 million in the aggregate was unused as of May 29, 2015. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At May 29, 2015, we had $58 million of borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under our accounts receivable securitization facility. We had, in the aggregate, $26.4 million outstanding under letters of credit, which reduced the total credit availability thereunder as of May 29, 2015.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2015 for further information.

At May 29, 2015, we were in compliance with our financial covenants under the borrowing agreements described above.

Capital Deployment and Investments

On February 10, 2014, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent of American Greetings, issued $285 million aggregate principal amount of 9.75%/10.50% Senior PIK Toggle Notes due 2019

(the “PIK Notes”). Excluding the first and last interest payment periods, which must be paid in cash, CIHC2 may elect to either accrue or pay cash interest on the PIK Notes. The PIK Notes carry a cash interest rate of 9.75%. Prior to the payment of interest by CIHC2, it is expected that we will provide CIHC2 with the cash flow for CIHC2 to pay interest on the PIK Notes. Assuming interest is paid regularly in cash, rather than accrued, the annual cash required to pay the interest is expected to be approximately $27.8 million while the entire issuance of PIK Notes are outstanding. For further information, refer to the discussion of the PIK Notes as disclosed in “Transactions with Parent Companies and Other Affiliated Companies” in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

Over the next several years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2015 on this project was approximately $132 million. During the three months ended May 29, 2015, we spent approximately $9 million, including capital of approximately $8 million and expense of approximately $1 million, on these information technology systems. Based on the current scope of the project, we currently expect to spend approximately $180 million on these information technology systems over the remaining life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $180 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

In May 2011, we announced plans to relocate our world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the going private transaction, we announced plans in October 2013 to resume the project and on March 26, 2014, we purchased the land on which the new world headquarters will be built. We are leasing a portion of the real property to H L & L Property Company, an indirect affiliate of American Greetings (“H L & L”), that will build the new world headquarters on the site. We have also entered into an operating lease with H L & L for the use of the new world headquarters building, which we expect to be ready for occupancy in calendar year 2016. The initial lease term is fifteen years and will begin upon occupancy. The annual rent is expected to be approximately $9.5 million. Furthermore, due to our need for incremental space, H L & L is building additional space at the new world headquarters location, which we expect will increase the annual rent by approximately $1 million. Further details of the relocation undertaking are provided in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and Note 17, “Related Party Information,” to the Consolidated Financial Statements of this Form 10-Q.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Please refer to the discussion of our Critical Accounting Estimates under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2015.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	risks associated with leasing substantial amounts of space for our retail stores;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	unanticipated expenses we may be required to incur relating to our world headquarters project;

•	our ability to qualify for state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a scan-based trading model;

•	Schurman Fine Paper’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of advertising and marketing efforts;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2015. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2015, the end of our preceding fiscal year, to May 29, 2015, the end of our most recent fiscal quarter.

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

On January 20, 2015, the parties reached a settlement in principle that, if approved by the Court, will fully and finally resolve the claims brought by Smith and Hourcade, as well as the classes they seek to represent. The settlement was a product of extensive negotiations and a private mediation, which was finalized and memorialized in a Stipulation and Class Action Settlement Agreement signed March 30, 2015. The proposed settlement establishes a settlement fund of $4.0 million to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and the date of the Court’s preliminary approval of the settlement.

On March 31, 2015, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On April 30, 2015, plaintiffs filed their Third Amended Complaint to which American Greetings Corporation filed its answer on May 19, 2015. On April 30, 2015, the Court held a preliminary approval hearing. If the settlement is preliminarily approved, notice and claim forms will be mailed to class members and class members will have an opportunity to submit claims, to opt-out of the settlement, and/or to object to the settlement. As part of a Preliminary Approval Order, the Court will set a Final Approval Hearing to occur after the notice process, at which point the Court will consider the notice process and results, any objections, and other relevant information. The Court will then decide whether to finally approve the class settlement. If the settlement is finally approved, American Greetings will fund the settlement within twenty (20) days after passage of all appeal periods. Thereafter, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

Michael Ackerman v. American Greetings Corporation, et al. On March 6, 2015, plaintiff Michael Ackerman, individually and on behalf of others similarly situated, filed a putative class action lawsuit in the United States District Court of New Jersey alleging violation of the Telephone Consumer Protection Act (“TCPA”) by American Greetings Corporation and its subsidiary, AG Interactive, Inc. The plaintiff claims that defendants (1) sent plaintiff an unsolicited text message notifying plaintiff that he had received an ecard; and (2) knowingly and/or willfully violated the TCPA, which prohibits unsolicited automated or prerecorded telephone calls, including faxes and text messages, sent to cellular telephones. Plaintiff seeks to certify a nationwide class based on unsolicited text messages sent by defendants during the period February 8, 2011 through February 8, 2015. The plaintiff seeks damages in the statutory amount of $500 for each and every violation of the TCPA and $1,500 for each and every willful violation of the TCPA. We believe the plaintiff’s allegations in this lawsuit are without merit and intend to defend the action vigorously.

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

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

31(a)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended May 29, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended May 29, 2015 and May 30, 2014, (ii) Consolidated Statement of Comprehensive Income for the quarters ended May 29, 2015 and May 30, 2014, (iii) Consolidated Statement of Financial Position at May 29, 2015, February 28, 2015 and May 30, 2014, (iv) Consolidated Statement of Cash Flows for the quarters ended May 29, 2015 and May 30, 2014, and (v) Notes to the Consolidated Financial Statements for the quarter ended May 29, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and Chief Accounting Officer *

July 10, 2015

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)