Form 10-Q
period 2015-08-28
AMERICAN GREETINGS CORP
filed 2015-10-09
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2015

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

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of October 9, 2015, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Net sales	$418,611	$427,090	$890,503	$924,364
Other revenue	2,417	5,335	3,968	11,645

Total revenue	421,028	432,425	894,471	936,009
Material, labor and other production costs	177,985	180,109	373,459	380,895
Selling, distribution and marketing expenses	153,641	165,834	317,400	338,093
Administrative and general expenses	59,365	66,850	117,586	136,145
Other operating income – net	(7,309)	(23,828)	(69,729)	(25,796)

Operating income	37,346	43,460	155,755	106,672
Interest expense	6,486	9,255	14,599	18,249
Interest income	(84)	(30)	(183)	(141)
Other non-operating income – net	(54)	(272)	(992)	(1,379)

Income before income tax expense	30,998	34,507	142,331	89,943
Income tax expense	6,518	11,667	45,087	23,364

Net income	$24,480	$22,840	$97,244	$66,579

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Net income	$24,480	$22,840	$97,244	$66,579
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,351)	(2,121)	(4,379)	(255)
Pension and postretirement benefit adjustments	505	137	721	114
Unrealized (loss) gain on equity securities	(10,133)	—	34,477	—

Other comprehensive (loss) income, net of tax	(11,979)	(1,984)	30,819	(141)

Comprehensive income	$12,501	$20,856	$128,063	$66,438

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars except share and per share amounts)

	(Unaudited)	(Note 1)	(Unaudited)
	August 28, 2015	February 28, 2015	August 29, 2014
ASSETS
Current assets
Cash and cash equivalents	$33,501	$43,327	$45,107
Trade accounts receivable, net	104,690	102,339	93,460
Inventories	297,338	248,577	312,300
Deferred and refundable income taxes	45,082	45,976	45,170
Assets held for sale	—	35,529	—
Prepaid expenses and other	131,635	157,669	141,800

Total current assets	612,246	633,417	637,837
Other assets	539,033	431,838	517,783
Deferred and refundable income taxes	60,897	90,143	82,526
Property, plant and equipment – at cost	878,035	828,028	798,634
Less accumulated depreciation	467,304	447,731	437,435

Property, plant and equipment – net	410,731	380,297	361,199

	$1,622,907	$1,535,695	$1,599,345

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Debt due within one year	$—	$—	$20,000
Accounts payable	116,450	133,135	124,282
Accrued liabilities	69,196	75,992	58,947
Accrued compensation and benefits	63,301	95,193	52,761
Income taxes payable	14,398	22,512	16,063
Liabilities held for sale	—	1,712	—
Deferred revenue	23,044	27,200	25,649
Other current liabilities	67,850	63,199	83,910

Total current liabilities	354,239	418,943	381,612
Long-term debt	461,752	472,729	525,590
Other liabilities	359,427	303,231	309,652
Deferred income taxes and noncurrent income taxes payable	10,824	11,466	12,760
Shareholder’s equity
Common shares – par value $.01 per share: 100 shares issued and outstanding	—	—	—
Capital in excess of par value	240,000	240,000	240,000
Accumulated other comprehensive income (loss)	6,416	(24,403)	611
Retained earnings	190,249	113,729	129,120

Total shareholder’s equity	436,665	329,326	369,731

	$1,622,907	$1,535,695	$1,599,345

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Six Months Ended
	August 28, 2015	August 29, 2014
OPERATING ACTIVITIES:
Net income	$97,244	$66,579
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sale of Strawberry Shortcake	(61,625)	—
Net gain on sale of AGI In-Store	—	(38,803)
Net loss on disposal of fixed assets	66	15,733
Depreciation and intangible assets amortization	28,114	30,499
Clinton Cards secured debt recovery	—	(3,390)
Provision for doubtful accounts	367	351
Deferred income taxes	8,076	(9,795)
Other non-cash charges	3,614	2,125
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(3,431)	119
Inventories	(49,866)	(76,582)
Other current assets	(7,193)	(2,354)
Net payable/receivable with related parties	(1,698)	(438)
Income taxes	(7,554)	2,322
Deferred costs – net	19,377	22,005
Accounts payable and other liabilities	(91,698)	(39,363)
Other – net	680	2,715

Total Cash Flows From Operating Activities	(65,527)	(28,277)
INVESTING ACTIVITIES:
Property, plant and equipment additions	(31,735)	(50,242)
Cash paid for acquired character property rights	(2,800)	—
Proceeds from sale of fixed assets	55	23,741
(Adjustment to proceeds)/proceeds from sale of AGI In-Store	(3,200)	73,659
Proceeds from sale of Strawberry Shortcake	105,000	—
Proceeds from surrender of corporate-owned life insurance policies	24,068	—
Proceeds from Clinton Cards administration	—	604

Total Cash Flows From Investing Activities	91,388	47,762
FINANCING ACTIVITIES:
Proceeds from revolving line of credit	191,200	261,000
Repayments on revolving line of credit	(139,500)	(265,500)
Repayments on term loan	(65,000)	(10,000)
Dividends to shareholder	(20,724)	(24,154)

Total Cash Flows From Financing Activities	(34,024)	(38,654)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,663)	313

DECREASE IN CASH AND CASH EQUIVALENTS	(9,826)	(18,856)
Cash and Cash Equivalents at Beginning of Year	43,327	63,963

Cash and Cash Equivalents at End of Period	$33,501	$45,107

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended August 28, 2015 and August 29, 2014

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

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over the operating and financial policies are accounted for using the equity method except when they qualify as variable interest entities (“VIE”) and the Corporation is the primary beneficiary, in which case, the investments are consolidated in accordance with Accounting Standards Codification (“ASC”) Topic 810 (“ASC 810”), “Consolidation.” Investments that do not meet the above criteria but have a readily determinable fair value are measured at fair value with unrealized gains and losses reported in other comprehensive income. Such investments that do not have a readily determinable fair value are accounted for under the cost method.

The Corporation provides limited credit support to Schurman Fine Papers (“Schurman”) which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. This limited credit support is provided through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which expires in January 2019. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of August 28, 2015 requiring the use of the Liquidity Guaranty.

During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of August 28, 2015 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10.0 million;

•	normal course of business trade and other receivables due from Schurman of $29.4 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the retail store operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $3.0 million as of August 28, 2015.

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

Note 3 – Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11 (“ASU 2015-11”), “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory that is within the scope of this ASU at the lower of cost and net realizable value. Existing impairment models will continue to be used for inventories that are accounted for using the last-in first-out (“LIFO”) method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years for public business entities. Early adoption is permitted. At August 28, 2015, approximately 48% of the Corporation’s pre-LIFO consolidated inventory is measured using a method other than LIFO. The Corporation does not expect that the adoption of this standards update will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Corporation does not expect that the adoption of this standards update will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14, (“ASU 2015-14”), “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Corporation is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

Note 4 – Acquisitions and Dispositions

Sale of Strawberry Shortcake

As reported in its Annual Report on Form 10-K for the year ended February 28, 2015, the Corporation entered into an agreement to sell its Strawberry Shortcake property and related intangible assets and licensing agreements (“Strawberry Shortcake”) on February 2, 2015. At February 28, 2015, the assets and liabilities related to the pending sale were classified as held for sale. In March 2015, the sale was completed and the Corporation received $105.0 million in cash which is included in “Proceeds from sale of Strawberry Shortcake” within “Investing Activities” on the Consolidated Statement of Cash Flows. During the six months ended August 28, 2015, the Corporation recognized a net gain of $61.6 million from the sale of Strawberry Shortcake.

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

Sale of AGI In-Store

On August 29, 2014, the Corporation completed the sale of its wholly-owned display fixtures business, AGI In-Store, for $73.7 million in cash, subject to closing date working capital adjustments. A gain of $38.8 million was recognized from the sale in the prior year second fiscal quarter and was included in “Other operating income – net” on the Consolidated Statement of Income. In March 2015, the working capital adjustments were finalized and a payment of $3.2 million was made to the buyer. This payment and the prior year cash proceeds from the sale are included in “(Adjustment to proceeds)/proceeds from sale of AGI In-Store” within “Investing Activities” on the Consolidated Statement of Cash Flows. Subsequent to the prior year second quarter, post-closing date adjustments, including the final working capital adjustment, reduced the overall gain by $0.1 million and $3.7 million in the prior year third and fourth quarters, respectively.

Sale of World Headquarters

On July 1, 2014, the Corporation sold its current world headquarters location and entered into an operating lease arrangement with the new owner of the building. The Corporation expects to remain in this current location until the completion of the new world headquarters, which the Corporation anticipates will occur in calendar year 2016. Net of transaction costs, the Corporation received $13.5 million in cash from the sale, and recorded a non-cash loss on disposal of $15.5 million in the prior year second fiscal quarter, which loss is included in “Other operating income – net” on the Consolidated Statement of Income. The cash proceeds are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

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

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Royalty revenue	$1,975	$4,923	$3,104	$10,861

Royalty expenses:
Material, labor and other production costs	$1,241	$1,491	$2,175	$3,035
Selling, distribution and marketing expenses	988	1,699	1,691	3,275
Administrative and general expenses	344	309	711	781

	$2,573	$3,499	$4,577	$7,091

As disclosed in Note 4, the Corporation completed the sale of Strawberry Shortcake in March 2015. As such, royalty revenue and expenses related to Strawberry Shortcake for the prior year three and six month periods do not have comparative amounts in the current year.

Note 6 – Other Income and Expense

Other Operating Income – Net

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Gain adjustment (gain) on sale of Strawberry Shortcake	$41	$—	$(61,625)	$—
Gain on sale of AGI In-Store	—	(38,803)	—	(38,803)
Clinton Cards secured debt recovery	—	—	—	(3,390)
State tax credits	(6,541)	—	(6,541)	—
Loss on asset disposal	57	15,710	66	15,733
Miscellaneous	(866)	(735)	(1,629)	664

Other operating income – net	$(7,309)	$(23,828)	$(69,729)	$(25,796)

During the six months ended August 28, 2015, the Corporation recognized a net gain of $61.6 million from the sale of Strawberry Shortcake, which included a first quarter gain of $61.7 million and an adjustment to the gain in the second quarter of approximately $0.1 million. See Note 4 for further information.

During the quarter ended August 28, 2015, the Corporation recognized income of $6.5 million from tax credits received from the State of Ohio under certain incentive programs made available to the Corporation in connection with its decision to maintain its world headquarters in the state of Ohio.

During the quarter ended August 29, 2014, the Corporation recognized a gain on the sale of AGI In-Store of $38.8 million. See Note 4 for further information.

“Loss on asset disposal” during the three and six month periods ended August 29, 2014 included a non-cash loss of $15.5 million related to the sale of the Corporation’s current world headquarters location. See Note 4 for further information.

During the prior year first quarter, the Corporation recorded an impairment recovery of $3.4 million related to the senior secured debt of Clinton Cards that the Corporation acquired in May 2012 and subsequently impaired.

Other Non-Operating Income – Net

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Foreign exchange loss (gain)	$111	$(63)	$(673)	$(523)
Rental income	(129)	(216)	(281)	(755)
Miscellaneous	(36)	7	(38)	(101)

Other non-operating income – net	$(54)	$(272)	$(992)	$(1,379)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are as follows.

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Other Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 28, 2015	$1,836	$(26,239)	$—	$(24,403)
Other comprehensive income (loss) before reclassifications	(4,379)	245	34,477	30,343
Amounts reclassified from accumulated other comprehensive income (loss)	—	476	—	476

Net current period other comprehensive income (loss)	(4,379)	721	34,477	30,819

Balance at August 28, 2015	$(2,543)	$(25,518)	$34,477	$6,416

The reclassifications out of accumulated other comprehensive income (loss) are as follows:

(In thousands)	Six Months Ended August 28, 2015	Consolidated Statement of Income Classification
Pensions and Postretirement Benefits:
Amortization of pensions and other postretirement benefits items
Actuarial losses, net	$(1,094)	Administrative and general expenses
Prior service credit, net	348	Administrative and general expenses

	(746)
Tax benefit	270	Income tax expense

Total, net of tax	(476)

Total reclassifications	$(476)

As reported in its Annual Report on Form 10-K for the year ended February 28, 2015, the Corporation held a minority investment in the common stock of a privately held company which was classified as available for sale and accounted for under the cost method due to the Corporation’s inability to exercise significant influence over the investee’s operating and financial policies and the absence of a readily determinable fair value for its investment. At February 28, 2015, the carrying value of this investment was zero as a result of a cash distribution in 2014 that included a return of capital. During the current year first quarter, the investee successfully completed an initial public offering of its common stock and thereby established a readily determinable fair value for the Corporation’s previously nonmarketable investment. In accordance with ASC Topic 320, “Investments – Debt and Equity

Securities,” the investment is now reported at fair value and is included in “Other assets” on the Corporation’s Consolidated Statement of Financial Position. See Note 14 for further information. As a result of the initial fair value measurement at May 29, 2015 and subsequent revaluation at the end of the second quarter, an unrealized gain, net of tax, of $34.5 million was recognized in other comprehensive income during the six months ended August 28, 2015.

Note 8 – Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 28, 2015	February 28, 2015	August 29, 2014
Allowance for seasonal sales returns	$16,437	$18,895	$18,147
Allowance for outdated products	10,109	11,074	10,863
Allowance for doubtful accounts	1,814	1,730	1,612
Allowance for marketing funds	23,495	26,841	28,836
Allowance for rebates	21,465	34,214	27,425

	$73,320	$92,754	$86,883

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $13.9 million, $17.0 million and $12.5 million as of August 28, 2015, February 28, 2015 and August 29, 2014, respectively.

Note 9 – Inventories

(In thousands)	August 28, 2015	February 28, 2015	August 29, 2014
Raw materials	$19,861	$14,809	$15,304
Work in process	12,869	7,578	11,892
Finished products	337,344	297,899	359,219

	370,074	320,286	386,415
Less LIFO reserve	81,659	80,755	83,493

	288,415	239,531	302,922
Display materials and factory supplies	8,923	9,046	9,378

	$297,338	$248,577	$312,300

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $64.2 million, $63.3 million and $68.0 million as of August 28, 2015, February 28, 2015 and August 29, 2014, respectively.

Note 10 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	August 28, 2015	February 28, 2015	August 29, 2014
Prepaid expenses and other	$89,305	$98,061	$90,496
Other assets	411,909	364,311	403,920

Deferred cost assets	501,214	462,372	494,416
Other current liabilities	(64,117)	(59,018)	(82,422)
Other liabilities	(160,558)	(104,127)	(141,102)

Deferred cost liabilities	(224,675)	(163,145)	(223,524)

Net deferred costs	$276,539	$299,227	$270,892

The Corporation maintains an allowance for deferred costs related to supply agreements of $3.5 million, $2.3 million and $3.1 million at August 28, 2015, February 28, 2015 and August 29, 2014, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

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

H L & L is an indirect affiliate of the Corporation as it is indirectly owned by members of the Weiss Family (as defined in Note 17). Due to, among other things, the Corporation’s involvement in the construction of the building, the Corporation is required to be treated, for accounting purposes only, as the “deemed owner” of the new world headquarters building during the construction period. Accordingly, the Corporation has recorded an asset and associated offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. The asset and corresponding liability was $57.4 million, $31.7 million and $14.8 million as of August 28, 2015, February 28, 2015 and August 29, 2014, respectively. See Note 17 for further information.

Note 12 – Debt

There was no debt due within one year as of August 28, 2015 and February 28, 2015. Debt due within one year totaled $20,000 as of August 29, 2014, which represented the current maturity of the term loan.

Long-term debt and their related calendar year due dates as of August 28, 2015, February 28, 2015 and August 29, 2014, respectively, were as follows:

(In thousands)	August 28, 2015	February 28, 2015	August 29, 2014
Term loan, due 2019	$185,000	$250,000	$330,000
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2018	56,000	4,300	—
6.10% senior notes, due 2028	181	181	181
Unamortized financing fees	(4,429)	(6,752)	(9,591)

	461,752	472,729	545,590
Current portion of term loan	—	—	(20,000)

	$461,752	$472,729	$525,590

At August 28, 2015, the balances outstanding on the term loan facility and revolving credit facility bear interest at a rate of approximately 2.7% and 2.7%, respectively. The revolving credit facility provides the Corporation with funding of up to $250 million. The Corporation is also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of August 28, 2015, February 28, 2015 and August 29, 2014, respectively. Outstanding letters of credit, which reduce the total credit available under the revolving credit and the accounts receivable facilities, totaled $26.4 million at August 28, 2015.

In March 2015 the Corporation made a voluntary prepayment of $65.0 million on the term loan facility, thereby eliminating all future quarterly installment payments prior to this facility’s August 9, 2019 maturity date. During the six months ended August 28, 2015, the Corporation expensed an additional $1.8 million of unamortized financing fees as a result of the prepayment.

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $234.1 million (at a carrying value of $225.2 million), $238.2 million (at a carrying value of $225.2 million) and $240.3 million (at a carrying value of $225.2 million) at August 28, 2015, February 28, 2015 and August 29, 2014, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $240.5 million (at a principal carrying value of $241.0 million), $251.8 million (at a principal carrying value of $254.3 million), and $330.0 million (at a principal carrying value of $330.0 million) at August 28, 2015, February 28, 2015 and August 29, 2014, respectively.

At August 28, 2015, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefits plans are as follows:

	Defined Benefit Pension Plans
	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Service cost	$159	$145	$318	$289
Interest cost	1,550	1,846	3,108	3,683
Expected return on plan assets	(1,659)	(1,628)	(3,327)	(3,251)
Amortization of prior service cost	1	1	2	2
Amortization of actuarial loss	846	720	1,694	1,426

	$897	$1,084	$1,795	$2,149

	Postretirement Benefits Plan
	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Service cost	$125	$100	$250	$200
Interest cost	525	675	1,050	1,350
Expected return on plan assets	(675)	(700)	(1,350)	(1,400)
Amortization of prior service credit	(175)	(325)	(350)	(650)
Amortization of actuarial gain	(300)	(225)	(600)	(450)

	$(500)	$(475)	$(1,000)	$(950)

The Corporation has a discretionary profit-sharing plan with a 401(k) provision covering most of its United States employees. The profit-sharing plan expense for the six months ended August 28, 2015 was $3.4 million, compared to $5.5 million in the prior year period. The Corporation also matches a portion of 401(k) employee contributions. The expenses recognized for the three and six month periods ended August 28, 2015 were $1.3 million and $2.6 million ($1.3 million and $2.6 million for the three and six month periods ended August 29, 2014), respectively. The profit-sharing plan and 401(k) matching expenses for the six month periods are estimates as actual contributions are determined after fiscal year-end.

At August 28, 2015, February 28, 2015 and August 29, 2014, the liability for postretirement benefits other than pensions was $19.2 million, $17.5 million and $19.7 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At August 28, 2015, February 28, 2015 and August 29, 2014, the long-term liability for pension benefits was $78.6 million, $81.9 million and $74.5 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets and liabilities measured at fair value as of August 28, 2015:

(In thousands)	August 28, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$11,514	$10,236	$1,278	$—
Investment in equity securities	56,482	56,482	—	—

	$67,996	$66,718	$1,278	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$12,425	$10,236	$2,189	$—

The following table summarizes the assets and liabilities measured at fair value as of February 28, 2015:

(In thousands)	February 28, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,745	$10,997	$1,748	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,412	$10,997	$2,415	$—

The following table summarizes the assets and liabilities measured at fair value as of August 29, 2014:

(In thousands)	August 29, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,516	$10,599	$1,917	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,429	$10,599	$2,830	$—

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

Note 15 - Contingency

The Corporation is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business, including but not limited to, employment, commercial disputes and other contractual matters. These matters are inherently subject to many uncertainties regarding the possibility of a loss to the Corporation. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur, confirming the incurrence of a liability or reduction of a liability. In accordance with ASC Topic 450, “Contingencies,” the Corporation accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. This accrual is included in “Accrued liabilities” on the Consolidated Statement of Financial Position. Due to this uncertainty, the actual amount of any loss may ultimately prove to be larger or smaller than the amounts reflected in the Corporation’s Consolidated Financial Statements. Some of these proceedings are at preliminary stages and some of these cases seek an indeterminate amount of damages.

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

On January 20, 2015, the parties reached a settlement in principle that, if approved by the Court, will fully and finally resolve the claims brought by Smith and Hourcade, as well as the classes they seek to represent. The settlement was a product of extensive negotiations and a private mediation, which was finalized and memorialized in a Stipulation and Class Action Settlement Agreement signed March 30, 2015. On March 31, 2015, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement and on July 23, 2015, the Court entered its Order Granting Preliminary Approval of Class Action Settlement.

The proposed settlement establishes a settlement fund of $4.0 million to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and July 23, 2015. On August 24, 2015, the claims administrator commenced mailing of notice and claim forms to class members. The Court’s Order Granting Preliminary Approval of Class Action Settlement ordered plaintiffs to file their motion for final approval of the settlement, together with applications for attorney’s fees, costs and service awards, no later than October 16, 2015 and set the final approval hearing for December 17, 2015. If the settlement is finally approved, American Greetings will fund the settlement within twenty (20) days after passage of all appeal periods. Thereafter, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

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

With respect to the Ackerman case, management is unable to estimate a range of reasonably possible losses as (i) the aggregate damages have not been specified, (ii) the proceeding is in the early stages, (iii) there is uncertainty as to the outcome of pending and anticipated motions, and/or (iv) there are significant factual issues to be resolved. However, management does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Corporation’s business, consolidated financial position or results of operations, although the outcome could be material to the Corporation’s operating results for any particular period, depending, in part, upon the operating results for such period.

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 21.0% and 31.7% for the three and six months ended August 28, 2015, respectively, and 33.8% and 26.0% for the three and six months ended August 29, 2014, respectively. The lower than statutory rate for the three and six month periods are primarily related to the release of a $4.3 million unrecognized tax benefit due to the issuance of regulations that clarified the law and the expiration of a statute of limitations, as well as the impact of lower tax rates in foreign jurisdictions, domestic production activities deduction and the tax treatment of corporate-owned life insurance. The lower than statutory rate in the prior period was due primarily to the recording of a net $3.1 million federal tax refund and related interest attributable to fiscal 2000 and the error corrections recorded in accordance with ASC Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the first quarter of fiscal 2015, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the going private transaction in fiscal 2014.

As discussed in Note 7, the Corporation recorded an adjustment to mark to market the value of one of its investments as of August 28, 2015. As a result, a decrease in the Corporation’s deferred tax assets in the amount of $22.0 million was recognized in other comprehensive income for the six months ended August 28, 2015.

At August 28, 2015, the Corporation had unrecognized tax benefits of $16.9 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $15.3 million.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the six months ended August 28, 2015, the Corporation recognized a net benefit of $1.2 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of August 28, 2015, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $1.6 million.

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

The Corporation is leasing a portion of the Crocker Park Site to H L & L, which is constructing the new world headquarters building on the Crocker Park Site and, when complete, will sublease the new world headquarters building back to the Corporation. In addition, to accommodate additional office needs, H L & L is constructing an additional approximately 60,000 square foot building adjacent to the world headquarters building and a surface parking lot on land that it is leasing from the Corporation. The Corporation has entered into operating leases to lease these buildings from H L & L, which are anticipated to be available for occupancy in calendar year 2016. The initial lease terms are fifteen years and will begin upon occupancy. The total annual rent is expected to be approximately $10.6 million. See Note 11 for further information.

Although the majority of the costs to construct the new world headquarters is expected to be financed through H L & L, due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and the Corporation may have to dedicate additional funds to the project, including providing additional funds to H L & L. As a result, effective as of December 1, 2014, the Corporation entered into a loan agreement with H L & L under which the Corporation may from time to time make revolving loans to H L & L. Loans made to H L & L under this agreement may only be used to fund construction costs associated with the world headquarters project and the maximum principal and market-rate interest that may be outstanding as of any given time under this loan agreement may not exceed $9 million. No loans to HL&L were outstanding as of August 28, 2015 and February 28, 2015.

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

The Corporation, its parent and certain of their subsidiaries and affiliates file a consolidated U.S. federal income tax return. The Corporation pays all taxes on behalf of the group included in this consolidated federal income tax return. Pursuant to this tax sharing arrangement, amounts due to affiliates totaled $1.9 million as of February 28, 2015. No amounts were due to or due from affiliates under this arrangement as of August 28, 2015.

Note 18 – Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and Non-reportable segments. The North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products segment primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. At August 28, 2015, the Retail Operations segment operated 405 card and gift retail stores in the United Kingdom.

The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. For the three and six months ended August 28, 2015, the Corporation’s Non-reportable segment primarily includes licensing activities. For the three and six months ended August 29, 2014, the Non-reportable segment also included the design, manufacture and sale of display fixtures. The display fixtures business was sold on the last day of the quarter ended August 29, 2014. See Note 4 for further information.

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Total Revenue:
North American Social Expression Products	$285,556	$276,990	$621,160	$606,047
International Social Expression Products	65,858	68,451	128,026	143,490
Intersegment items	(11,286)	(11,234)	(21,599)	(21,299)

Net	54,572	57,217	106,427	122,191
Retail Operations	65,503	69,741	137,311	148,905
AG Interactive	13,736	14,445	27,166	28,944
Non-reportable segment	1,661	14,032	2,407	29,922

	$421,028	$432,425	$894,471	$936,009

	Three Months Ended		Six Months Ended
(In thousands)	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Segment Earnings (Loss) Before Tax:
North American Social Expression Products	$46,209	$27,830	$119,336	$97,194
International Social Expression Products	(49)	(6)	(5,059)	3,756
Intersegment items	879	570	1,630	(1,740)

Net	830	564	(3,429)	2,016
Retail Operations	(12,615)	(14,563)	(20,758)	(18,603)
AG Interactive	5,276	5,964	10,147	11,376
Non-reportable segment	(934)	(1,306)	59,413	2,709
Unallocated
Interest expense	(6,486)	(9,255)	(14,599)	(18,249)
Profit-sharing plan expense	(1,675)	(1,389)	(3,350)	(5,468)
Corporate overhead expense	393	26,662	(4,429)	18,968

	(7,768)	16,018	(22,378)	(4,749)

	$30,998	$34,507	$142,331	$89,943

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

For the six months ended August 28, 2015, Non-reportable segment earnings includes a gain of $61.6 million from the sale of Strawberry Shortcake. See Note 4 for further information.

For both the three and six month periods ended August 28, 2015, “Corporate overhead expense” includes income recognized from state tax credits of $6.5 million. See Note 6 for further information.

During the prior year second quarter, the Corporation sold its current world headquarters location and incurred a non-cash loss on disposal of $15.5 million, of which $13.3 million was recorded within the North American Social Expression Products segment and $2.2 million was recorded in “Corporate overhead expense”. See Note 4 for further information

For both the three and six month periods ended August 29, 2014, “Corporate overhead expense” included the gain on sale of AGI In-Store of $38.8 million. See Note 4 for further information.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $2.1 million, $4.3 million and $3.5 million at August 28, 2015, February 28, 2015 and August 29, 2014, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

Overview

Second Quarter Results of Operations

Total revenue for the current year second quarter was $421.0 million, a decrease of $11.4 million or 2.6% compared to the prior year period. This decrease was primarily the result of foreign currency translation, which had an unfavorable impact of approximately $16 million, as well as lower revenues for our Non-reportable segment due to the sale of our display fixtures business at the end of the prior year second quarter and the sale of our Strawberry Shortcake property and related intangible assets and licensing agreements (“Strawberry Shortcake”) at the beginning of the current year first quarter. These impacts were partially offset by higher sales of gift packaging, party goods and greeting cards.

Second quarter operating income was $37.4 million, a decrease of $6.1 million compared to the same period in the prior year. The decline was driven by prior year transactions that included the gain of $38.8 million in connection with the sale of A.G. Industries, Inc. (dba AGI In-Store “AGI In-Store”), partially offset by the non-cash loss on disposal of $15.5 million related to the sale of the current world headquarters location. The current quarter includes income of $6.5 million from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in the state of Ohio. Net of the above items, operating income increased due to improved earnings in our North American Social Expression Products and Retail Operations segment in addition to lower Corporate overhead costs.

Results of Operations

Three months ended August 28, 2015 and August 29, 2014

Net income was $24.5 million in the second quarter compared to $22.8 million in the prior year period.

Our results for the three months ended August 28, 2015 and August 29, 2014 are summarized below:

(Dollars in thousands)	2015	% Total Revenue	2014	% Total Revenue
Net sales	$418,611	99.4%	$427,090	98.8%
Other revenue	2,417	0.6%	5,335	1.2%

Total revenue	421,028	100.0%	432,425	100.0%

Material, labor and other production costs	177,985	42.3%	180,109	41.7%
Selling, distribution and marketing expenses	153,641	36.5%	165,834	38.3%
Administrative and general expenses	59,365	14.1%	66,850	15.5%
Other operating income – net	(7,309)	(1.7%)	(23,828)	(5.5%)

Operating income	37,346	8.8%	43,460	10.0%

Interest expense	6,486	1.5%	9,255	2.1%
Interest income	(84)	(0.0%)	(30)	(0.0%)
Other non-operating income – net	(54)	(0.0%)	(272)	(0.1%)

Income before income tax expense	30,998	7.3%	34,507	8.0%
Income tax expense	6,518	1.5%	11,667	2.7%

Net income	$24,480	5.8%	$22,840	5.3%

For the three months ended August 28, 2015, consolidated net sales were $418.6 million, down from $427.1 million in the prior year second quarter. This 2.0%, or $8.5 million, decrease was driven by the unfavorable impact of foreign currency of approximately $16 million and lower sales in our fixtures business of approximately $9 million due to the sale of that business at the end of the prior year second quarter. These decreases were partially offset by increased sales of gift packaging and party goods of approximately $12 million and higher sales of greeting cards of approximately $5 million. The current year quarter includes an unfavorable impact of approximately $1.5 million related to SBT implementations, which is flat to the prior year quarter.

Other revenue, primarily royalty revenue from our character properties, decreased $2.9 million during the three months ended August 28, 2015. In March 2015, we completed the sale of Strawberry Shortcake. As such, royalty revenue related to Strawberry Shortcake for the prior year three month period does not have a comparative amount in the current year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the three months ended August 28, 2015 and August 29, 2014 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2015	2014	2015	2014	2015	2014
Unit volume	(1.1%)	1.1%	10.9%	(3.8%)	1.2%	0.1%
Selling prices	2.0%	4.2%	(1.1%)	13.0%	1.4%	5.9%
Overall increase / (decrease)	0.9%	5.3%	9.6%	8.7%	2.6%	6.0%

During the second quarter, combined everyday and seasonal greeting card sales less returns increased 2.6% compared to the prior year quarter, including increases in selling prices of 1.4% and unit volume of 1.2%. The overall increase was driven by increased selling prices of everyday greeting cards in our North American Social Expression Products segment and increased seasonal units in our North American Social Expressions Products and International Social Expressions Products segments.

Everyday card sales less returns for the second quarter increased 0.9% due to increases in selling prices of 2.0%, offset by a decrease in unit volume of 1.1%. The selling price increase was driven by general price increases within the core product line, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume decline was primarily due to lower sales in our North American Social Expression Products segment.

Seasonal card sales less returns increased 9.6% during the second quarter, including a 10.9% increase in unit volume offset by a decrease in selling price of 1.1%. Since the second quarter has the fewest holidays, the change in selling prices and unit volume appear large on a percentage basis compared to other quarters. The increase in unit volume was driven by the Father’s Day programs in our North American Social Expression Products and International Social Expression Products segments and the Graduation program in our North American Social Expression Products segment, partially offset by a decrease in the Fall program in our North American Social Expression Products segment. The selling price decrease was primarily driven by the Father’s Day program in our International Social Expression Products segment, partially offset by an increase in the Fall program in our North American Social Expression Products segment.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended August 28, 2015 were $178.0 million, compared to $180.1 million in the prior year three months. As a percentage of total revenue, these costs were 42.3% in the current period compared to 41.7% for the three months ended August 29, 2014. The $2.1 million dollar decrease was primarily due to the favorable impact of foreign currency translation of approximately $7 million and the elimination of costs related to the display fixtures business that was sold in the prior year second quarter. Partially offsetting these decreases were higher product content and production expenses, unfavorable product mix and the impact of higher sales volume in the wholesale card businesses and lower margins on slightly higher volumes in the Retail Operations segment.

Selling, distribution and marketing (“SDM”) expenses for the three months ended August 28, 2015 were $153.6 million, decreasing $12.2 million from $165.8 million in the prior year second quarter. As a percentage of total revenue, these costs were 36.5% in the current period compared to 38.3% for the prior year period. The dollar decrease in the current year second quarter was driven by lower supply chain costs of approximately $2 million, lower marketing and product management costs of approximately $1 million, the elimination of approximately $1 million of costs related to the fixture business that was sold in the prior year second quarter and the favorable impact of foreign currency translation of approximately $8 million.

Administrative and general expenses were $59.4 million for the three months ended August 28, 2015, a decrease of $7.5 million from $66.9 million for the three months ended August 29, 2014. This decrease was driven primarily by lower retail expenses of approximately $3 million, the elimination of approximately $1 million of costs related to the display fixture business that was sold in the prior year second quarter, the favorable impact of foreign currency translation of approximately $2 million and other costs savings of approximately $1 million.

Other operating income – net was $7.3 million for the three months ended August 28, 2015 compared to $23.8 million for the prior year second quarter. The current year period includes income of $6.5 million from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in the state of Ohio. The prior year period included the gain on the sale of AGI In-Store of $38.8 million which was partially offset by a non-cash loss recorded upon the sale of our current world headquarters location of $15.5 million.

Other non-operating income – net for the three months ended August 28, 2015 was $0.1 million, decreasing $0.2 million from $0.3 million in the prior year second quarter.

The effective tax rate was 21.0% and 33.8% for the three months ended August 28, 2015 and August 29, 2014, respectively. The lower than statutory rate for the current period is primarily related to the release of a $4.3 million unrecognized tax benefit due to the issuance of regulations that clarified the law and the expiration of a statute of limitations, as well as the impact of lower tax rates in foreign jurisdictions, domestic production activities deduction and the tax treatment of certain corporate-owned life insurance policies. The lower than statutory rate in the prior period was due primarily to the favorable settlement of state audits.

Results of Operations

Six months ended August 28, 2015 and August 29, 2014

Net income was $97.2 million in the six months ended August 28, 2015 compared to $66.6 million in the prior year six months.

Our results for the six months ended August 28, 2015 and August 29, 2014 are summarized below:

(Dollars in thousands)	2015	% Total Revenue	2014	% Total Revenue
Net sales	$890,503	99.6%	$924,364	98.8%
Other revenue	3,968	0.4%	11,645	1.2%

Total revenue	894,471	100.0%	936,009	100.0%

Material, labor and other production costs	373,459	41.8%	380,895	40.7%
Selling, distribution and marketing expenses	317,400	35.5%	338,093	36.1%
Administrative and general expenses	117,586	13.1%	136,145	14.5%
Other operating income – net	(69,729)	(7.8%)	(25,796)	(2.7%)

Operating income	155,755	17.4%	106,672	11.4%

Interest expense	14,599	1.6%	18,249	1.9%
Interest income	(183)	(0.0%)	(141)	(0.0%)
Other non-operating income – net	(992)	(0.1%)	(1,379)	(0.1%)

Income before income tax expense	142,331	15.9%	89,943	9.6%
Income tax expense	45,087	5.0%	23,364	2.5%

Net income	$97,244	10.9%	$66,579	7.1%

For the six months ended August 28, 2015, consolidated net sales were $890.5 million, down from $924.4 million in the prior year six months. This 3.7%, or $33.9 million, decrease was driven by the unfavorable impact of foreign currency translation of approximately $33 million, lower sales from our display fixture business of approximately $20 million due to the sale of that business at the end of the prior year second quarter, and lower card sales of approximately $5 million. These decreases were partially offset by increased sales of gift packaging and party goods of approximately $21 million and the favorable impact of fewer SBT implementations of approximately $3 million. The impact of SBT implementations in the current year six months was a charge of approximately $2 million.

Other revenue, primarily royalty revenue from certain character properties, decreased $7.7 million in the six months ended August 28, 2015 compared to the same period in the prior year. In March 2015, we completed the sale of Strawberry Shortcake. As such, royalty revenue related to Strawberry Shortcake for the prior year six month period does not have a comparative amount in the current year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the six months ended August 28, 2015 and August 29, 2014 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2015	2014	2015	2014	2015	2014
Unit volume	(1.2%)	(1.4%)	(0.7%)	4.2%	(1.0%)	0.1%
Selling prices	2.0%	4.9%	0.3%	2.0%	1.5%	4.1%
Overall increase / (decrease)	0.8%	3.4%	(0.3%)	6.3%	0.5%	4.2%

During the six months ended August 28, 2015, combined everyday and seasonal greeting card sales less returns increased 0.5% compared to the prior year six months. The overall increase was primarily driven by increases in selling prices from our everyday greeting cards in our North American Social Expression Products.

Everyday card sales less returns were up 0.8 % compared to the prior year six months, as a result of increases in selling prices of 2.0%, partially offset by a decline in unit volume of 1.2%. The increase in selling prices was driven by general price increases within the core product line, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume decline was primarily driven by lower sales within our North American Social Expression Products segment.

Seasonal card sales less returns decreased 0.3%, with a unit volume decline of 0.7% and a selling price increase of 0.3%. The decrease in unit volume was attributable to the Fall program in our North American Social Expression Products segment, Easter program in both our North American Social Expression Products and International Social Expression Products segments and Mother’s Day program in our International Social Expression Products segment, partially offset by increases in the Father’s Day program in our International Social Expression Products segment and Graduation program in our North American Social Expression Products segment. The increase in selling prices was driven by the Fall and Graduation programs in our North American Social Expression Products segment.

Expense Overview

MLOPC for the six months ended August 28, 2015 were $373.5 million, a decrease of $7.4 million from $380.9 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 41.8% in the current period compared to 40.7% for the six months ended August 29, 2014. The $7.4 million dollar decrease was primarily due to the favorable impact of foreign currency translation of approximately $14 million and the elimination of costs related to the display fixtures business that was sold in the prior year second quarter. Partially offsetting these decreases were higher product content and production expenses, and the impact of higher sales volume in the wholesale card businesses and lower margins on slightly higher sales volumes in the Retail segment.

SDM expenses for the six months ended August 28, 2015 were $317.4 million, decreasing $20.7 million from $338.1 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 35.5% in the current period compared to 36.1% for the prior year period. The decrease was primarily driven by the favorable impact of foreign currency translation of approximately $16 million, lower supply chain costs of approximately $3 million, lower expenses from our display fixture business of approximately $2 million due to the sale of that business in the prior year second quarter and other cost savings of approximately $2 million, offset by higher expenses in the Retail Operations segment of $3 million.

Administrative and general expenses were $117.6 million for the six months ended August 28, 2015, a decrease of $18.5 million from $136.1 million in the prior year period. This decrease was driven primarily by the favorable impact of foreign currency translation of approximately $3 million, lower expenses from our display fixture business of approximately $2 million due to the sale of that business in the prior year second quarter, lower expenses in our Retail Operations segment of approximately $4 million, elimination of expenses related to the former stock compensation program of approximately $3 million, decreased profit sharing expense of approximately $2 million and other general cost savings of approximately $4 million.

Other operating income – net was $69.7 million for the six months ended August 28, 2015 compared to $25.8 million for the prior year six month period. The current year six month period includes the gain on the sale of Strawberry Shortcake of $61.6 million and the income of $6.5 million from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in the state of Ohio. The prior year six month period included the gain on the sale of AGI In-Store of $38.8 million, the non-cash loss recorded upon sale of our current world headquarters location of $15.5 million and the recovery of $3.4 million related Clinton Cards bankruptcy administration, which, based on updated estimated recovery information provided we recorded an impairment recovery related to the senior secured debt of Clinton Cards that we acquired in May 2012 and subsequently impaired.

The effective tax rate was 31.7% and 26.0% for the six months ended August 28, 2015 and August 29, 2014, respectively. The lower than statutory rate for the six months ended August 28, 2015 is primarily related to the release of a $4.3 million unrecognized tax benefit due to the issuance of regulations that clarified the law and the expiration of a statute of limitations, as well as the impact of lower tax rates in foreign jurisdictions, domestic production activities deduction and the tax treatment of corporate-owned life insurance. The lower than statutory rate in the prior period is due primarily to the recording of a net $3.1 million federal tax refund and related interest attributable to fiscal 2000 and the error corrections recorded in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the six months ended August 29, 2014, we identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to our failure to consider all sources of available income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the going private transaction that was completed in fiscal 2014.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. The North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products segment primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. As permitted under ASC Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At August 28, 2015, we operated 405 card and gift retail stores in the United Kingdom (“UK”) through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. For the six months ended August 28, 2015, the Non-reportable segment primarily includes licensing activities. For the six months ended August 29, 2014, the Non-reportable segment also included the design, manufacture and sales of display fixtures. The display fixtures business was sold on the last day of the quarter ended August 29, 2014. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 18, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	28, 2015	29, 2014		28, 2015	29, 2014
Total revenue	$285,556	$276,990	3.1%	$621,160	$606,047	2.5%
Segment earnings	46,209	27,830	66.0%	119,336	97,194	22.8%

Total revenue of our North American Social Expression Products segment increased $8.6 million for the three months ended August 28, 2015 and increased $15.1 million for the six months ended August 28, 2015 compared to the prior year periods. The increase during the current quarter was primarily driven by higher gift packaging and party goods sales of approximately $12 million. These increases for the current quarter were partially offset the unfavorable impacts of foreign currency translation of approximately $4 million. The increase in total revenue for the six months ended August 28, 2015 was primarily driven by higher sales of gift packaging, party goods and other ancillary products of approximately $22 million and the favorable impact of fewer SBT Implementations of approximately $3 million, offset by lower sales of greeting cards of approximately $3 million and the unfavorable impact of foreign currency translation of approximately $7 million.

Segment earnings increased $18.4 million in the current three months compared to the three months ended August 29, 2014. The improvement was driven primarily by the prior year non-cash loss related to the sale of our current world headquarters location, of which approximately $13 million of the total loss of $15.5 million was recorded within the North American Social Expression Products segment. In addition, the current year includes the favorable impact of higher revenues, lower marketing and product management costs of approximately $1 million and lower supply chain costs of approximately $1 million, partially offset by higher technology costs of approximately $1 million.

Segment earnings increased $22.1 million in the six month period ended August 28, 2015 compared to the prior year period. The increase was driven primarily by the prior year non-cash loss related to the sale of our current world headquarters location, of which approximately $13 million of the total loss of $15.5 million was recorded within the North American Social Expression Products segment. In addition, the current year includes the favorable impact of higher revenues and lower supply chain costs of approximately $2 million, partially offset by higher technology costs of approximately $1 million.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	28, 2015	29, 2014		28, 2015	29, 2014
Total revenue	$54,572	$57,217	(4.6%)	$106,427	$122,191	(12.9%)
Segment earnings	830	564	47.2%	(3,429)	2,016	—

Total revenue of our International Social Expression Products segment decreased $2.6 million for the three month period ended August 28, 2015 compared to the prior year comparable period. The decrease was primarily due to the unfavorable impact of foreign currency translation of approximately $7 million offset by higher sales of greeting cards of approximately $4 million. Total revenue of our International Social Expression Products segment decreased $15.8 million for the six month period end August 28, 2015 compared to the prior year comparable period. The decrease was primarily due to the unfavorable impact of foreign currency translation of approximately $13 million and lower sales of greeting cards of approximately $2 million.

Segment earnings remained flat year-over-year for the three months ended August 28, 2015 and August 29, 2014. The impact on earnings from increased greeting card sales and favorable supply chain expenses was offset by increases in product costs.

Segment earnings decreased $5.5 million in the six months ended August 28, 2015, compared to the six months ended August 29, 2014. The decreased earnings were primarily driven by lower sales and increased product and scrap costs, partially offset by lower supply chain costs of approximately $2 million.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	28, 2015	29, 2014		28, 2015	29, 2014
Total revenue	$65,503	$69,741	(6.1%)	$137,311	$148,905	(7.8%)
Segment loss	(12,615)	(14,563)	13.4%	(20,758)	(18,603)	(11.6%)

Total revenue of our Retail Operations segment decreased $4.2 million and $11.6 million for the three and six months ended August 28, 2015, respectively, compared to the prior year periods. The decreases were driven by the impact of unfavorable foreign exchange translation of approximately $6 million and $13 million for the three and six month periods, respectively, partially offset by increases in greeting card and gift packaging sales. During the three and six month periods ended August 28, 2015, net sales at stores open one year or more were up approximately 2.2% and 0.8%, respectively, compared to the same periods in the prior year.

Segment earnings increased $1.9 million in the three month period ended August 28, 2015 and decreased $2.2 million in six months ended August 28, 2015 compared to the prior year periods. The improved earnings in the second quarter were about half due to the favorable impact of foreign exchange translation on the loss and about half due to lower operating expenses. The lower segment earnings in the six month period were the result of lower gross margins resulting from promotional pricing activities and increased inventory shrink and scrap expense, partially offset by the favorable impact of foreign exchange translation on the loss.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	28, 2015	29, 2014		28, 2015	29, 2014
Total revenue	$13,736	$14,445	(4.9%)	$27,166	$28,944	(6.1%)
Segment earnings	5,276	5,964	(11.5%)	10,147	11,376	(10.8%)

Total revenue of AG Interactive decreased $0.7 million and $1.8 million for the three and six months ended August 28, 2015, respectively, compared to the prior year periods. These decreases in revenue were driven primarily by lower subscription revenue compared to the respective prior year periods as well as the unfavorable impact of foreign exchange translation. At the end of the second quarter of fiscal 2016, AG Interactive had approximately 3.4 million online paid subscriptions compared to 3.6 million at the end of the same period in the prior year.

Segment earnings decreased $0.7 million and $1.2 million for the three and six months ended August 28, 2015 primarily due to the impact of lower revenue.

Non-reportable Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	28, 2015	29, 2014		28, 2015	29, 2014
Total revenue	$1,661	$14,032	(88.2%)	$2,407	$29,922	(92.0%)
Segment (loss) earnings	(934)	(1,306)	28.5%	59,413	2,709	2093.2%

Total revenue from our Non-reportable segment decreased $12.4 million and $27.5 million for the three and six months ended August 28, 2015, respectively, compared to the prior year periods. The decrease in revenue for the current year periods was due to the sale of our display fixture business at the end of the prior year second quarter and the sale of Strawberry Shortcake at the beginning of the current year first quarter. Revenue of the display fixture business was $9.7 million for the three months ended August 29, 2014 and $20.2 million for the six months ended August 29, 2014. The remaining decrease in revenue was due primarily to the sale of Strawberry Shortcake.

Segment earnings increased $0.4 million and $56.7 million for the three and six months ended August 28, 2015 compared to the prior year periods. The increase for the six month period ended August 28, 2015 was primarily due to the gain of $61.6 million recorded in the first quarter of the current year in connection with the sale of Strawberry Shortcake. This increase was partially offset by the operational impact to earnings from the sale of our display fixtures business and Strawberry Shortcake as noted above.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt, domestic profit-sharing expense, as well as costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended August		Six Months Ended August
(Dollars in thousands)	28, 2015	29, 2014	28, 2015	29, 2014
Interest expense	$(6,486)	$(9,255)	$(14,599)	$(18,249)
Profit-sharing expense	(1,675)	(1,389)	(3,350)	(5,468)
Corporate overhead expense	393	26,662	(4,429)	18,968

Total Unallocated	$(7,768)	$16,018	$(22,378)	$(4,749)

Interest expense is lower in both the three and six month periods ended August 28, 2015 compared to the same periods in the prior year. During the fourth quarter of 2015 and the first quarter of the current fiscal year, we made voluntary prepayments on our term loan facility of $140 million thus reducing interest expense.

Our profit-sharing plan includes a profit-sharing component and a 401(k) component. The 401(k) component is included in corporate overhead expense. While the current year three and six month expense will vary from the prior year expense pattern, we expect the full year 2016 expense of the combined components to be consistent with the prior year.

For both the three and six month periods ended August 28, 2015, “Corporate overhead expense” includes income of $6.5 million from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in the state of Ohio. See Note 6, “Other Income and Expense,” to the Consolidated Financial Statements for further information.

During the prior year second quarter, we sold our world headquarters location and incurred a non-cash loss on disposal of $15.5 million, of which $2.2 million was recorded within the Unallocated segment. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

For both the three and six month periods ended August 29, 2014, “Corporate overhead expense” included the gain on sale of AGI In-Store of $38.8 million. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of August 29, 2014, has been included.

Operating Activities

Operating activities used $65.5 million of cash during the six months ended August 28, 2015, compared to using $28.3 million in the prior year period.

Accounts receivable used $3.4 million of cash during the six months ended August 28, 2015, compared to providing $0.1 million of cash during the prior year period. The year-over-year decrease in cash flow of approximately $3 million occurred mainly within our North American Social Expression Products and International Social Expression Products segments due primarily to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period.

Inventory used $49.9 million of cash during the six months ended August 28, 2015, compared to $76.6 million in the prior year six months. Historically, the first half of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the fall and winter seasonal holidays. In the prior year, in addition to the normal seasonal inventory build, the inventory increase related to a new party goods product launch and inventory growth in our Retail Operations segment to align inventory to more normalized levels, which was achieved and, as such, did not recur in the current year.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 28, 2015, amortization exceeded payments by $19.4 million. During the six months ended August 29, 2014, amortization exceeded payments by $22.0 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $91.7 million of cash during the six months ended August 28, 2015, compared to using $39.4 million in the prior year period. The year-over-year change in cash usage was attributable to higher variable compensation payments during the current year compared to the same period in the prior year and an increase in accounts payable payments due to normal year-over-year timing of business transactions, both of which were mainly in our North American Social Expression Products and Unallocated segments.

Investing Activities

Investing activities provided $91.4 million of cash during the six months ended August 28, 2015, compared to providing $47.8 million in the prior year period. The current year includes proceeds of $105.0 received from the sale of Strawberry Shortcake and proceeds of $24.1 million received from the surrender of certain corporate-owned life insurance policies. These cash inflows were partially offset by cash paid for capital expenditures of $31.7 million, cash paid for acquired character property rights of $2.8 million and a payment of $3.2 million related to the final working capital adjustments made in connection with the sale of AGI In-Store.

The prior year cash provided was driven by the proceeds of $73.7 million from the sale of AGI In-store and $13.5 million from the sale of our current world headquarters. In addition, the prior year includes proceeds received from H L & L Property Company, an indirect affiliate of American Greetings (“H L & L”) of $9.9 million related to the sale to H L & L by us of certain assets previously purchased by us related to the new world headquarters. Partially offsetting these cash inflows was cash paid for capital expenditures of $50.2 million during the prior year six month period.

Financing Activities

Financing activities used $34.0 million of cash during the current year six months, compared to $38.7 million in the prior year six month period. During the current year, this use of cash was primarily driven by a voluntary prepayment made on our term loan of $65 million and cash dividend payments of $20.7 million, partially offset by the additional borrowings, net of repayments, under our revolving credit facility of $51.7 million.

In the prior year this use of cash was primarily driven by cash dividend payments of $24.2 million. In addition, we made payments in the aggregate of $10.0 million on our term loan and made repayments, net of borrowings, under our revolving credit facility of $4.5 million.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $485 million at August 28, 2015, which included $185 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $217.6 million in the aggregate was unused as of August 28, 2015. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At August 28, 2015, we had $56 million borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under our accounts receivable securitization facility. We had, in the aggregate, $26.4 million outstanding under letters of credit, which reduced the total credit availability thereunder as of August 28, 2015.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2015 for further information.

At August 28, 2015, we were in compliance with our financial covenants under the borrowing agreements described above.

Capital Deployment and Investments

On February 10, 2014, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent company of American Greetings Corporation, issued $285 million aggregate principal amount of 9.75%/10.50% Senior PIK Toggle Notes due 2019 (the “PIK Notes”). Excluding the first and last interest payment periods, which must be paid in cash, CIHC2 may elect to either accrue or pay cash interest on the PIK Notes. The PIK Notes carry a cash interest rate of 9.75%. Prior to the required semi-annual payment of interest by CIHC2 in August and February, it is expected that we will provide CIHC2 with the cash flow for CIHC2 to pay interest on the PIK Notes. Assuming interest is paid regularly in cash, rather than accrued, the annual cash required to pay the interest is expected to be approximately $27.8 million while the entire issuance of PIK Notes are outstanding. For further information, refer to the discussion of the PIK Notes as disclosed in “Transactions with Parent Companies and Other Affiliated Companies” in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

Over the next several years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2015 on this project was approximately $132 million. During the six months ended August 28, 2015, we spent approximately $22 million, including capital of approximately $18 million and expense of approximately $4 million, on these information technology systems. Based on the current scope of the project, we currently expect to spend approximately $170 million on these information technology systems over the remaining life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $170 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

In May 2011, we announced plans to relocate our world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the going private transaction, we announced plans in October 2013 to resume the project and on March 26, 2014, we purchased the land on which the new world headquarters will be built. We are leasing a portion of the Crocker Park Site to H L & L, which is constructing the new world headquarters building on the site and, when complete, will sublease the new world headquarters building back to us. In addition, to accommodate additional office needs, H L & L is constructing an additional approximately 60,000 square foot building adjacent to the world headquarters building and a surface parking lot on land that it is leasing from us. We have entered into operating leases to lease these buildings from H L & L, which are anticipated to be available for occupancy in calendar year 2016. The initial lease terms are fifteen years and will begin upon occupancy. The total annual rent is expected to be approximately $10.6 million. Further details of the relocation undertaking are provided in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and Note 17, “Related Party Information,” to the Consolidated Financial Statements of this Form 10-Q.

During the quarter ended August 28, 2015, we paid cash dividends in the aggregate amount of $20.7 million to CIHC, our parent and sole shareholder, $13.9 million of which was for the purpose of paying interest on the PIK Notes.

During the prior year quarter ended August 29, 2014, we paid cash dividends in the aggregate amount of $24.2 million to CIHC, our parent and sole shareholder, $14.3 million of which was for the purpose of paying interest on the PIK Notes. In addition, H L & L paid to us $9.9 million to acquire certain assets previously purchased by us related to the new world headquarters project.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with customer relationships;

•	risks associated with leasing substantial amounts of space for our retail stores;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	unanticipated expenses we may be required to incur relating to our world headquarters project;

•	our ability to qualify for, and stay qualified for, state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a scan-based trading model;

•	Schurman Fine Paper’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of advertising and marketing efforts;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2015. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2015, the end of our preceding fiscal year, to August 28, 2015, the end of our most recent fiscal quarter.

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

On January 20, 2015, the parties reached a settlement in principle that, if approved by the Court, will fully and finally resolve the claims brought by Smith and Hourcade, as well as the classes they seek to represent. The settlement was a product of extensive negotiations and a private mediation, which was finalized and memorialized in a Stipulation and Class Action Settlement Agreement signed March 30, 2015. On March 31, 2015, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement and on July 23, 2015, the Court entered its Order Granting Preliminary Approval of Class Action Settlement.

The proposed settlement establishes a settlement fund of $4.0 million to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and July 23, 2015. On August 24, 2015, the claims administrator commenced mailing of notice and claim forms to class members. The Court’s Order Granting Preliminary Approval of Class Action Settlement ordered plaintiffs to file their motion for final approval of the settlement, together with applications for attorney’s fees, costs and service awards, no later than October 16, 2015 and set the final approval hearing for December 17, 2015. If the settlement is finally approved, American Greetings will fund the settlement within twenty (20) days after passage of all appeal periods. Thereafter, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

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

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

31 (a)	Certification of co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended August 28, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended August 28, 2015, and August 29, 2014, (ii) Consolidated Statement of Comprehensive Income (Loss) for the quarters ended August 28, 2015, and August 29, 2014, (iii) Consolidated Statement of Financial Position at August 28, 2015, February 28, 2015 and August 29, 2014, (iv) Consolidated Statement of Cash Flows for the six months ended August 28, 2015 and August 29, 2014 and (v) Notes to the Consolidated Financial Statements for the quarter ended August 28, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and
Chief Accounting Officer *

October 9, 2015

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)