Form 10-Q
period 2015-11-27
AMERICAN GREETINGS CORP
filed 2016-01-08
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2015

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

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of January 8, 2016, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Net sales	$480,700	$508,006	$1,371,203	$1,432,370
Other revenue	3,331	6,052	7,299	17,697

Total revenue	484,031	514,058	1,378,502	1,450,067

Material, labor and other production costs	238,496	249,518	611,955	630,413
Selling, distribution and marketing expenses	169,001	175,039	486,401	513,132
Administrative and general expenses	59,443	64,829	177,029	200,974
Other operating income – net	(481)	(699)	(70,210)	(26,495)

Operating income	17,572	25,371	173,327	132,043

Interest expense	6,467	9,533	21,066	27,782
Interest income	(64)	(2,517)	(247)	(2,658)
Other non-operating expense (income) – net	1,609	833	617	(546)

Income before income tax expense	9,560	17,522	151,891	107,465

Income tax expense	3,010	6,261	48,097	29,625

Net income	$6,550	$11,261	$103,794	$77,840

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Net income	$6,550	$11,261	$103,794	$77,840

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,657)	(15,662)	(8,036)	(15,917)
Pension and postretirement benefit adjustments	73	173	794	287
Unrealized (loss) gain on equity securities	(8,839)	—	25,638	—

Other comprehensive (loss) income, net of tax	(12,423)	(15,489)	18,396	(15,630)

Comprehensive (loss) income	$(5,873)	$(4,228)	$122,190	$62,210

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars except share and per share amounts)

	(Unaudited) November 27, 2015	(Note 1) February 28, 2015	(Unaudited) November 28, 2014
ASSETS

Current assets
Cash and cash equivalents	$20,414	$43,327	$31,431
Trade accounts receivable, net	186,433	102,339	173,691
Inventories	279,520	248,577	286,190
Deferred and refundable income taxes	46,077	45,976	46,247
Assets held for sale	—	35,529	—
Prepaid expenses and other	140,676	157,669	144,086

Total current assets	673,120	633,417	681,645

Other assets	507,158	431,838	501,392
Deferred and refundable income taxes	66,575	90,143	91,905

Property, plant and equipment – at cost	909,086	828,028	810,526
Less accumulated depreciation	473,291	447,731	443,761

Property, plant and equipment – net	435,795	380,297	366,765

	$1,682,648	$1,535,695	$1,641,707

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities
Debt due within one year	$—	$—	$23,800
Accounts payable	114,042	133,135	122,637
Accrued liabilities	78,552	75,992	60,125
Accrued compensation and benefits	76,071	95,193	63,596
Income taxes payable	6,262	22,512	21,835
Liabilities held for sale	—	1,712	—
Deferred revenue	21,391	27,200	22,961
Other current liabilities	75,144	63,199	67,450

Total current liabilities	371,462	418,943	382,404

Long-term debt	497,835	472,729	570,232
Other liabilities	370,703	303,231	311,265
Deferred income taxes and noncurrent income taxes payable	11,856	11,466	12,303

Shareholder’s equity
Common shares – par value $.01 per share: 100 shares issued and outstanding	—	—	—
Capital in excess of par value	240,000	240,000	240,000
Accumulated other comprehensive income (loss)	(6,007)	(24,403)	(14,878)
Retained earnings	196,799	113,729	140,381

Total shareholder’s equity	430,792	329,326	365,503

	$1,682,648	$1,535,695	$1,641,707

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited) Nine Months Ended
	November 27, 2015	November 28, 2014
OPERATING ACTIVITIES:
Net income	$103,794	$77,840
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sale of Strawberry Shortcake	(61,234)	—
Adjustment to gain/(net gain) on sale of AGI In-Store	1,073	(38,663)
Contract asset recovery	(853)	—
Net loss on disposal of fixed assets	108	15,823
Depreciation and intangible assets amortization	42,047	45,581
Clinton Cards secured debt recovery	—	(3,390)
Interest on Clinton Cards secured debt	—	(2,507)
Provision for doubtful accounts	680	767
Deferred income taxes	9,736	(15,716)
Other non-cash charges	4,483	5,039
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(86,815)	(83,981)
Inventories	(34,275)	(57,791)
Other current assets	1,049	(185)
Net payable/receivable with related parties	8,289	95
Income taxes	(17,179)	886
Deferred costs – net	17,547	(1,376)
Accounts payable and other liabilities	(73,941)	(23,688)
Other – net	(4,469)	4,216

Total Cash Flows From Operating Activities	(89,960)	(77,050)

INVESTING ACTIVITIES:
Property, plant and equipment additions	(55,184)	(70,263)
Cash paid for acquired character property rights	(2,800)	—
Proceeds from sale of fixed assets	319	23,811
(Adjustment to proceeds)/proceeds from sale of AGI In-Store	(3,200)	73,659
Proceeds from sale of Strawberry Shortcake	105,000	—
Proceeds from surrender of corporate-owned life insurance policies	24,068	—
Net (lending)/repayments on loans to related parties	(1,319)	—
Proceeds from Clinton Cards administration	—	11,926

Total Cash Flows From Investing Activities	66,884	39,133

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	441,470	347,200
Repayments on revolving line of credit	(353,970)	(299,900)
Repayments on term loan	(65,000)	(15,000)
Dividends to shareholder	(20,724)	(24,154)
Financing fees	—	(1,065)

Total Cash Flows From Financing Activities	1,776	7,081
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,613)	(1,696)

DECREASE IN CASH AND CASH EQUIVALENTS	(22,913)	(32,532)

Cash and Cash Equivalents at Beginning of Year	43,327	63,963

Cash and Cash Equivalents at End of Period	$20,414	$31,431

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended November 27, 2015 and November 28, 2014

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

The Corporation provides limited credit support to Schurman Fine Papers (“Schurman”) which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. This limited credit support is provided through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which expires in January 2019. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of November 27, 2015 requiring the use of the Liquidity Guaranty.

During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of November 27, 2015 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10.0 million;

•	normal course of business trade and other receivables due from Schurman of $31.6 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the retail store operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $2.7 million as of November 27, 2015.

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

Note 3 – Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 (“ASU 2015-17”), “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 eliminates the current requirement for entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, entities will be required to classify all deferred income tax assets and liabilities as noncurrent. For public business entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Corporation currently expects to adopt ASU 2015-17 and prospectively apply the amendments in this standards update in its consolidated financial statements for the year ending February 29, 2016. The adoption of ASU 2015-17 will change the balance sheet classification of deferred taxes to non-current that would have otherwise been recorded in the current section of the Consolidated Statement of Financial Position.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory that is within the scope of this ASU at the lower of cost and net realizable value. Existing impairment models will continue to be used for inventories that are accounted for using the last-in first-out (“LIFO”) method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years for public business entities. Early adoption is permitted. At November 27, 2015, approximately 44% of the Corporation’s pre-LIFO consolidated inventory is measured using a method other than LIFO. The Corporation does not expect that the adoption of this standards update will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 (“ASU 2015-05”), “Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance to customers on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software under ASC 350-40. Cloud computing arrangements not deemed to contain a software license would be accounted for as service contracts. For public business entities, ASU 2015-05 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. Entities may adopt the guidance (1) retrospectively or (2) prospectively to arrangements entered into, or materially modified, after the effective date. Early adoption is permitted. The Corporation is currently evaluating the new guidance and has not determined the impact this standards update will have on its consolidated financial statements.

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

Note 4 – Acquisitions and Dispositions

Sale of Strawberry Shortcake

As reported in its Annual Report on Form 10-K for the year ended February 28, 2015, the Corporation entered into an agreement to sell its Strawberry Shortcake property and related intangible assets and licensing agreements (“Strawberry Shortcake”) on February 2, 2015. At February 28, 2015, the assets and liabilities related to the pending sale were classified as held for sale. In March 2015, the sale was completed and the Corporation received $105.0 million in cash which is included in “Proceeds from sale of Strawberry Shortcake” within “Investing Activities” on the Consolidated Statement of Cash Flows. During the nine months ended November 27, 2015, the Corporation recognized a net gain of $61.2 million from the sale of Strawberry Shortcake.

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

Sale of AGI In-Store

On August 29, 2014, the Corporation completed the sale of its wholly-owned display fixtures business, AGI In-Store, for $73.7 million in cash, subject to closing-date working capital and inventory adjustments. Through the nine months ended November 28, 2014, a net gain of $38.7 million was recognized from the sale and was included in “Other operating income – net” on the Consolidated Statement of Income. In the prior year fourth quarter, post-closing date adjustments, including the $3.2 million final working capital adjustment, of $3.7 million was recorded. Cash proceeds from the sale and cash flows related to the adjustments are included in “(Adjustment to proceeds)/proceeds from sale of AGI In-Store” within “Investing Activities” on the Consolidated Statement of Cash Flows. In November 2015, the Corporation recorded an adjustment of $1.1 million for the repayment of proceeds related to certain non-saleable closing-date inventory that the buyer had the right to return to the Corporation after twelve months from the date of sale. This adjustment combined with the adjustments recorded in the prior year fourth quarter, reduced the overall net gain to $33.9 million as of November 27, 2015.

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

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Royalty revenue	$2,956	$5,666	$6,060	$16,527

Royalty expenses:
Material, labor and other production costs (credit)	$801	$(1,527)	$2,976	$1,508
Selling, distribution and marketing expenses	601	1,562	2,292	4,837
Administrative and general expenses	381	447	1,092	1,228

	$1,783	$482	$6,360	$7,573

As disclosed in Note 4, the Corporation completed the sale of Strawberry Shortcake in March 2015. As such, royalty revenue and expenses related to Strawberry Shortcake for the prior year three and nine month periods do not have comparative amounts in the current year.

Note 6 – Other Income and Expense

Other Operating Income – Net

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Gain adjustment (gain) on sale of Strawberry Shortcake	$391	$—	$(61,234)	$—
Gain adjustment (gain) on sale of AGI In-Store	1,073	139	1,073	(38,663)
Clinton Cards secured debt recovery	—	—	—	(3,390)
State tax credits	(975)	—	(7,516)	—
Loss on asset disposal	41	90	108	15,823
Miscellaneous	(1,011)	(928)	(2,641)	(265)

Other operating income – net	$(481)	$(699)	$(70,210)	$(26,495)

During the nine months ended November 27, 2015, the Corporation recognized a net gain of $61.2 million from the sale of Strawberry Shortcake, which included a first quarter gain of $61.7 million and an adjustment to the gain of $0.1 million and $0.4 million in the second and third quarters, respectively. See Note 4 for further information.

During the three and nine months ended November 27, 2015, the Corporation recognized income of $1.0 million and $7.5 million, respectively, from tax credits received from the State of Ohio under certain incentive programs made available to the Corporation in connection with its decision to maintain its world headquarters in the state of Ohio.

During the three and nine months ended November 27, 2015, the Corporation recorded an adjustment to reduce the gain by $1.1 million in accordance with the contractual terms of the sale of AGI In-Store in the prior year second quarter. During the nine months ended November 28, 2014, the Corporation recognized a net gain of $38.7 million from the sale of AGI In-Store, which included a second quarter gain of $38.8 million and an adjustment to the gain in the third quarter of $0.1 million. See Note 4 for further information.

“Loss on asset disposal” during the nine month period ended November 28, 2014 included a non-cash loss of $15.5 million related to the sale of the Corporation’s current world headquarters location. See Note 4 for further information.

During the prior year first quarter, the Corporation recorded an impairment recovery of $3.4 million related to the senior secured debt of Clinton Cards that the Corporation acquired in May 2012 and subsequently impaired. This recovery, which was based on current estimated recovery information provided by the bankruptcy administrators of the Clinton Cards liquidation (“Administrators”), represented the final amount of a full recovery of the prior impairment. During the prior year third quarter, as part of the liquidation process, the Corporation received a distribution of $11.3 million which included the full recovery of the remaining senior secured debt claim as well as accumulated interest that was previously not expected to be received. The interest portion of the final distribution amounted to $2.5 million and is included in “Interest income” on the Consolidated Statement of Income.

Other Non-Operating Expense (Income) – Net

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Foreign exchange loss (gain)	$1,758	$955	$1,085	$432
Rental income	(148)	(122)	(430)	(877)
Miscellaneous	(1)	—	(38)	(101)

Other non-operating expense (income) – net	$1,609	$833	$617	$(546)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Other Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 28, 2015	$1,836	$(26,239)	$—	$(24,403)
Other comprehensive income (loss) before reclassifications	(8,036)	301	25,638	17,903
Amounts reclassified from accumulated other comprehensive income (loss)	—	493	—	493

Net current period other comprehensive income (loss)	(8,036)	794	25,638	18,396

Balance at November 27, 2015	$(6,200)	$(25,445)	$25,638	$(6,007)

The reclassifications out of accumulated other comprehensive income (loss) are as follows:

(In thousands)	Nine Months Ended November 27, 2015	Consolidated Statement of Income Classification
Pensions and Postretirement Benefits:
Amortization of pensions and other postretirement benefits items
Actuarial losses, net	$(1,279)	Administrative and general expenses
Prior service credit, net	521	Administrative and general expenses

	(758)
Tax benefit	265	Income tax expense

Total, net of tax	(493)

Total reclassifications	$(493)

As reported in its Annual Report on Form 10-K for the year ended February 28, 2015, the Corporation held a minority investment in the common stock of a privately held company which was classified as available for sale and accounted for under the cost method due to the Corporation’s inability to exercise significant influence over the investee’s operating and financial policies and the absence of a readily determinable fair value for its investment. At February 28, 2015, the carrying value of this investment was zero as a result of a cash distribution in 2014 that included a return of capital. During the current year first quarter, the investee successfully completed an initial public offering of its common stock and thereby established a readily determinable fair value for the Corporation’s previously nonmarketable investment. In accordance with ASC Topic 320, “Investments – Debt and Equity Securities,” the investment is now reported at fair value and is included in “Other assets” on the Corporation’s Consolidated Statement of Financial Position. See Note 14 for further information. As a result of the initial fair value measurement at May 29, 2015 and subsequent revaluation at the end of the third quarter, an unrealized gain, net of tax, of $25.6 million was recognized in other comprehensive income during the nine months ended November 27, 2015.

Note 8 – Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 27, 2015	February 28, 2015	November 28, 2014
Allowance for seasonal sales returns	$25,760	$18,895	$26,651
Allowance for outdated products	9,246	11,074	9,624
Allowance for doubtful accounts	1,942	1,730	1,752
Allowance for marketing funds	25,739	26,841	33,155
Allowance for rebates	25,143	34,214	31,987

	$87,830	$92,754	$103,169

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $16.6 million, $17.0 million and $16.1 million as of November 27, 2015, February 28, 2015 and November 28, 2014, respectively.

Note 9 – Inventories

(In thousands)	November 27, 2015	February 28, 2015	November 28, 2014
Raw materials	$13,743	$14,809	$11,668
Work in process	7,229	7,578	6,404
Finished products	331,188	297,899	343,460

	352,160	320,286	361,532
Less LIFO reserve	81,661	80,755	84,132

	270,499	239,531	277,400
Display materials and factory supplies	9,021	9,046	8,790

	$279,520	$248,577	$286,190

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $84.4 million, $63.3 million and $85.8 million as of November 27, 2015, February 28, 2015 and November 28, 2014, respectively.

Note 10 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	November 27, 2015	February 28, 2015	November 28, 2014
Prepaid expenses and other	$104,572	$98,061	$107,729
Other assets	395,086	364,311	389,533

Deferred cost assets	499,658	462,372	497,262

Other current liabilities	(60,593)	(59,018)	(66,007)
Other liabilities	(157,763)	(104,127)	(136,111)

Deferred cost liabilities	(218,356)	(163,145)	(202,118)

Net deferred costs	$281,302	$299,227	$295,144

The Corporation maintains an allowance for deferred costs related to supply agreements of $3.6 million, $2.3 million and $2.6 million at November 27, 2015, February 28, 2015 and November 28, 2014, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

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

H L & L is an indirect affiliate of the Corporation as it is indirectly owned by members of the Weiss Family (as defined in Note 17). Due to, among other things, the Corporation’s involvement in the construction of the building, the Corporation is required to be treated, for accounting purposes only, as the “deemed owner” of the new world headquarters building during the construction period. Accordingly, the Corporation has recorded an asset and associated offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. The asset and corresponding liability was $73.3 million, $31.7 million and $19.0 million as of November 27, 2015, February 28, 2015 and November 28, 2014, respectively. The asset is included in “Property, plant and equipment – net” on the Corporation’s Consolidated Statement of Financial Position. See Note 17 for further information.

Note 12 – Debt

Debt due within one year was as follows:

(In thousands)	November 27, 2015	February 28, 2015	November 28, 2014
Current portion of term loan	$—	$—	$20,000
Accounts receivable facility	—	—	3,800

	$—	$—	$23,800

Long-term debt and their related calendar year due dates as of November 27, 2015, February 28, 2015 and November 28, 2014, respectively, were as follows:

(In thousands)	November 27, 2015	February 28, 2015	November 28, 2014
Term loan, due 2019	$185,000	$250,000	$325,000
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2018	91,800	4,300	48,000
6.10% senior notes, due 2028	181	181	181
Unamortized financing fees	(4,146)	(6,752)	(7,949)

	497,835	472,729	590,232
Current portion of term loan	—	—	(20,000)

	$497,835	$472,729	$570,232

At November 27, 2015, the balances outstanding on the term loan facility and revolving credit facility bear interest at a rate of approximately 2.7% and 2.7%, respectively. The revolving credit facility and accounts receivable facility provide the Corporation with funding of up to $250 million and $50 million, respectively. Outstanding letters of credit, which reduce the total credit available under the revolving credit and the accounts receivable facilities, totaled $26.5 million at November 27, 2015.

In March 2015 the Corporation made a voluntary prepayment of $65.0 million on the term loan facility, thereby eliminating all future quarterly installment payments prior to this facility’s August 9, 2019 maturity date. As a result of this prepayment, the Corporation expensed an additional $1.8 million of unamortized financing fees in the current year first quarter.

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $234.7 million (at a carrying value of $225.2 million), $238.2 million (at a carrying value of $225.2 million) and $238.0 million (at a carrying value of $225.2 million) at November 27, 2015, February 28, 2015 and November 28, 2014, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $275.9 million (at a principal carrying value of $276.8 million), $251.8 million (at a principal carrying value of $254.3 million), and $369.6 million (at a principal carrying value of $373.0 million) at November 27, 2015, February 28, 2015 and November 28, 2014, respectively.

In the prior year third quarter, the Corporation amended the Credit Agreement which provides for the term loan facility and revolving credit facility. As a result of this amendment and certain changes in the syndicated lending group, the Corporation expensed $1.9 million of unamortized financing fees and capitalized $1.1 million of new fees in the quarter ended November 28, 2014.

At November 27, 2015, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of net periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefits plans are as follows:

	Defined Benefit Pension Plans
	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
(In thousands)	2015	2014	2015	2014
Service cost	$231	$144	$549	$433
Interest cost	1,542	1,833	4,650	5,516
Expected return on plan assets	(1,622)	(1,617)	(4,949)	(4,868)
Amortization of prior service cost	1	582	3	584
Amortization of actuarial loss	861	710	2,555	2,136

	$1,013	$1,652	$2,808	$3,801

	Postretirement Benefits Plan
	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
(In thousands)	2015	2014	2015	2014
Service cost	$1	$76	$251	$276
Interest cost	471	559	1,521	1,909
Expected return on plan assets	(665)	(762)	(2,015)	(2,162)
Amortization of prior service credit	(174)	(328)	(524)	(978)
Amortization of actuarial gain	(676)	(626)	(1,276)	(1,076)

	$(1,043)	$(1,081)	$(2,043)	$(2,031)

The Corporation currently sponsors a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. The expense attributable to the profit sharing and employer matching 401(k) contributions amounted to $3.0 million and $8.9 million for the three and nine month periods ended November 27, 2015 ($3.0 million and $11.1 million for the three and nine month periods ended November 28, 2014), respectively. The expense for the profit-sharing and 401(k) matching contributions is an estimate as the actual contributions are determined after fiscal year-end. Effective January 1, 2016, the existing profit sharing and 401(k) retirement savings plan was replaced with a safe harbor 401(k) arrangement. Under the new arrangement, the Corporation will increase its matching contributions beginning on the effective date and discontinue the profit-sharing component for fiscal years ending after February 29, 2016.

At November 27, 2015, February 28, 2015 and November 28, 2014, the liability for postretirement benefits other than pensions was $19.8 million, $17.5 million and $20.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At November 27, 2015, February 28, 2015 and November 28, 2014, the long-term liability for pension benefits was $76.9 million, $81.9 million and $74.8 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets and liabilities measured at fair value as of November 27, 2015:

(In thousands)	November 27, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,090	$10,814	$1,276	$—
Investment in equity securities	42,000	42,000	—	—

	$54,090	$52,814	$1,276	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,045	$10,814	$2,231	$—

The following table summarizes the assets and liabilities measured at fair value as of February 28, 2015:

(In thousands)	February 28, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,745	$10,997	$1,748	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,412	$10,997	$2,415	$—

The following table summarizes the assets and liabilities measured at fair value as of November 28, 2014:

(In thousands)	November 28, 2014	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,840	$10,932	$1,908	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,783	$10,932	$2,851	$—

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

The proposed settlement establishes a settlement fund of $4.0 million to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and July 23, 2015. On August 24, 2015, the claims administrator commenced mailing of notice and claim forms to class members and the claims closed October 24, 2015. On October 14, 2015, plaintiffs filed a motion for final approval of the class settlement, together with their motion for approval of incentive payments to the Named Plaintiffs and attorneys’ fees. The Court held a final approval hearing on December 17, 2015. If the settlement is finally approved, American Greetings will fund the settlement within twenty (20) days after passage of all appeal periods. Thereafter, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

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

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 31.5% and 31.7% for the three and nine months ended November 27, 2015, respectively, and 35.7% and 27.6% for the three and nine months ended November 28, 2014, respectively. The lower than statutory rate for the current periods was primarily related to the release of a $4.3 million unrecognized tax benefit due to the issuance of regulations that clarified the law, the expiration of a statute of limitations, the impact of lower tax rates in foreign jurisdictions, the domestic production activities deduction, the tax treatment of corporate-owned life insurance and federal provision to return adjustments. The lower than statutory rate in the prior nine month period was due primarily to the recording of a net $4.1 million federal tax refund and related interest, attributable to fiscal 2000 and the error corrections recorded in accordance with ASC Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the first quarter of fiscal 2015, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the going private transaction in fiscal 2014.

As discussed in Note 7, the Corporation recorded an adjustment to mark to market the value of one of its investments as of November 27, 2015. As a result, a decrease in the Corporation’s deferred tax assets in the amount of $16.4 million was recognized in other comprehensive income for the nine months ended November 27, 2015.

At November 27, 2015, the Corporation had unrecognized tax benefits of $16.8 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $15.2 million. It is reasonably possible that the Corporation’s unrecognized tax positions as of November 27, 2015 could decrease $2.0 million during the next twelve months due to tax law changes (i.e. passage of The Protecting Americans from Tax Hikes (PATH) Act, signed into law on December 18, 2015, which is also referred to as the “extenders package.”) and anticipated settlements and resulting cash payments related to tax years which are open to examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the nine months ended November 27, 2015, the Corporation recognized a net benefit of $1.2 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of November 27, 2015, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $1.6 million.

The Corporation is subject to examination by the Internal Revenue Service for tax years 2010 to the present and various U.S. state and local jurisdictions for tax years 2001 to the present. The Corporation is currently under examination by the Internal Revenue Service for the 2010 and 2011 tax years. The Corporation is also subject to tax examinations in various international tax jurisdictions, including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2006 to the present.

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

Although the majority of the costs to construct the new world headquarters is expected to be financed through H L & L, due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and the Corporation may have to dedicate additional funds to the project, including providing additional funds to H L & L. As a result, effective as of December 1, 2014, the Corporation entered into a loan agreement with H L & L under which the Corporation may from time to time make revolving loans to H L & L. Loans made to H L & L under this agreement may only be used to fund construction costs associated with the world headquarters project and the maximum principal and market-rate interest that may be outstanding as of any given time under this loan agreement may not exceed $9 million. As of November 27, 2015, there was a balance of $1.3 million outstanding under this loan agreement. There were no borrowings outstanding as of February 28, 2015.

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

The Corporation paid cash dividends in the aggregate amount of $20.7 million to Century Intermediate Holding Company, its parent and sole shareholder during the nine months ended November 27, 2015, $13.9 million of which was for the purpose of paying interest on the $285.0 million aggregate principal amount 9.75%/10.50% Senior PIK Toggle Notes due 2019, (the “PIK” notes) which were issued by Century Intermediate Holding Company 2, an indirect parent of American Greetings. During the prior year nine month period ended November 28, 2014 the Corporation paid cash dividends in the aggregate amount of $24.2 million, $14.3 million of which was for the purpose of paying interest on the PIK notes.

The Corporation, its parent companies and certain of their subsidiaries and affiliates file a consolidated U.S. federal income tax return. The Corporation pays all taxes on behalf of the group included in this consolidated federal income tax return. Pursuant to this tax sharing arrangement, net amounts due to affiliates totaled $10.2 million as of November 27, 2015 and $1.9 million as of February 28, 2015.

Note 18 – Business Segment Information

The Corporation has North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and Non-reportable segments. The North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products segment primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. At November 27, 2015, the Retail Operations segment operated 405 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Non-reportable operating segment primarily includes licensing activities and, prior to the disposition of AGI In-Store on August 29, 2014, the design, manufacture and sale of display fixtures. See Note 4 for further information.

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Total Revenue:

North American Social Expression Products	$348,394	$360,704	$969,554	$966,751

International Social Expression Products	83,906	96,424	211,932	239,914
Intersegment items	(27,490)	(28,234)	(49,089)	(49,533)

Net	56,416	68,190	162,843	190,381

Retail Operations	62,279	64,398	199,590	213,303

AG Interactive	14,420	15,149	41,586	44,093

Non-reportable segment	2,522	5,617	4,929	35,539

	$484,031	$514,058	$1,378,502	$1,450,067

	Three Months Ended		Nine Months Ended
(In thousands)	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Segment Earnings (Loss) Before Tax:

North American Social Expression Products	$31,123	$37,613	$150,459	$134,807

International Social Expression Products	1,765	8,547	(3,294)	12,303
Intersegment items	(3,012)	(5,362)	(1,382)	(7,102)

Net	(1,247)	3,185	(4,676)	5,201

Retail Operations	(11,641)	(16,578)	(32,399)	(35,181)

AG Interactive	5,198	6,131	15,345	17,507

Non-reportable segment	264	5,080	59,677	7,789

Unallocated
Interest expense	(6,467)	(9,533)	(21,066)	(27,782)
Profit-sharing and 401(k) match expense	(3,000)	(2,988)	(8,931)	(11,079)
Corporate overhead expense	(4,670)	(5,388)	(6,518)	16,203

	(14,137)	(17,909)	(36,515)	(22,658)

	$9,560	$17,522	$151,891	$107,465

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

For the nine months ended November 27, 2015, Non-reportable segment earnings includes a net gain of $61.2 million from the sale of Strawberry Shortcake. See Note 4 for further information.

For both the three and nine month periods ended November 27, 2015, “Corporate overhead expense” includes income recognized from state tax credits of $1.0 million and $7.5 million, respectively. See Note 6 for further information.

For both the three and nine month periods ended November 28, 2014, “Corporate overhead expense” included interest income of $2.5 million related to the Clinton Cards liquidation. See Note 6 for further information.

For both the three and nine month periods ended November 27, 2015, “Corporate overhead expense” includes an adjustment to the net gain recognized on the prior year sale of AGI In-Store of ($1.1) million. For the nine months ended November 28, 2014, “Corporate overhead expense” included a net gain on sale of AGI In-Store of $38.7 million. See Note 4 for further information.

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

The balance of the severance accrual was $3.1 million, $4.3 million and $4.5 million at November 27, 2015, February 28, 2015 and November 28, 2014, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

Overview

Third Quarter Results of Operations

Total revenue for the current year third quarter was $484.0 million, a decrease of $30.0 million or 5.8% compared to the prior year period. This decrease was primarily the result of lower greeting card and other ancillary product sales of $16 million, the unfavorable impact of foreign currency translation of approximately $12 million and lower revenues for our Non-reportable segment due to the sale of our Strawberry Shortcake property (“Strawberry Shortcake”) at the beginning of the current year first quarter.

Third quarter operating income was $17.6 million, a decrease of $7.8 million compared to the same period in the prior year. The decrease is primarily due to the impact of the lower revenues noted above and by higher product content and production expenses. All operating segments experienced lower operating income in the current year quarter compared to the prior year, except the Retail Operations segment, which decreased its loss as a result of lower operating expenses.

Recent Results

North American Social Expression Products Segment

While Christmas seasonal cards sales within our third quarter results were down compared to the prior year, we are encouraged by positive trends that we are seeing from preliminary point of sale (“POS”) data that we are receiving subsequent to quarter end from some of our North American customers related to Christmas seasonal cards. Based primarily on the preliminary POS data that we have received from customers representing approximately 89% of our North American greeting cards sales for Christmas as measured against prior year Christmas sales, we believe that our North American Christmas greeting card sales are trending favorably versus the prior Christmas season at about a 2% increase. While we are cautiously optimistic given this early information, these estimates of sales performance are based on preliminary POS data provided by our customers, which are not subject to accounting controls and are therefore subject to change based on our actual results for the 2015 Christmas seasonal card program.

International Social Expression Products Segment

For the month of December, based on preliminary results, total revenue within our International Social Expression Products segment, excluding the impact of eliminating intercompany sales to the Retail Operations segment and the impact of foreign currency exchange movements, decreased approximately 7% compared to the prior year month.

Retail Operations Segment

Subsequent to the end of the third quarter, based on preliminary results, net sales at stores open one year or more were up 0.4% compared to the same period in the prior year.

Results of Operations

Three months ended November 27, 2015 and November 28, 2014

Net income was $6.6 million in the third quarter compared to $11.3 million in the prior year period.

Our results for the three months ended November 27, 2015 and November 28, 2014 are summarized below:

(Dollars in thousands)	2015	% Total Revenue	2014	% Total Revenue
Net sales	$480,700	99.3%	$508,006	98.8%
Other revenue	3,331	0.7%	6,052	1.2%

Total revenue	484,031	100.0%	514,058	100.0%

Material, labor and other production costs	238,496	49.3%	249,518	48.5%
Selling, distribution and marketing expenses	169,001	34.9%	175,039	34.1%
Administrative and general expenses	59,443	12.3%	64,829	12.6%
Other operating income – net	(481)	(0.1%)	(699)	(0.1%)

Operating income	17,572	3.6%	25,371	4.9%

Interest expense	6,467	1.3%	9,533	1.8%
Interest income	(64)	(0.0%)	(2,517)	(0.5%)
Other non-operating expense – net	1,609	0.3%	833	0.2%

Income before income tax expense	9,560	2.0%	17,522	3.4%
Income tax expense	3,010	0.6%	6,261	1.2%

Net income	$6,550	1.4%	$11,261	2.2%

For the three months ended November 27, 2015, consolidated net sales were $480.7 million, down from $508.0 million in the prior year third quarter. This 5.4%, or $27.3 million, decrease was driven by lower sales of greetings cards of approximately $13 million, the unfavorable impact of foreign currency of approximately $12 million, and lower sales of other ancillary products of $3 million, minimally offset by the favorable impact of fewer SBT implementations of approximately $1 million. The unfavorable impact of SBT implementations in the current year third quarter was $0.7 million.

Other revenue, primarily royalty revenue from our character properties, decreased $2.7 million during the three months ended November 27, 2015. In March 2015, we completed the sale of Strawberry Shortcake. As such, royalty revenue related to Strawberry Shortcake for the prior year three month period does not have a comparative amount in the current year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the three months ended November 27, 2015 and November 28, 2014 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2015	2014	2015	2014	2015	2014
Unit volume	(4.3%)	2.0%	(7.8%)	(4.3%)	(5.1%)	0.5%
Selling prices	1.5%	4.8%	4.8%	(2.6%)	2.2%	3.0%
Overall increase / (decrease)	(2.9%)	6.9%	(3.3%)	(6.8%)	(3.0%)	3.6%

During the third quarter, combined everyday and seasonal greeting card sales less returns decreased 3.0% compared to the prior year quarter, including a decrease in unit volume of 5.1%, partially offset by an increase in selling prices of 2.2%. The overall decrease in unit volume was experienced in both everyday and seasonal greeting cards in both the North American Social Expression Products and International Social Expression Products segments. Likewise, the overall increase in selling price was experienced in both everyday and seasonal greeting cards in both the North American Social Expression Products and International Social Expression Products segments.

Everyday card sales less returns for the third quarter decreased 2.9% due to a decrease in unit volume of 4.3%, partially offset by an increase in selling prices of 1.5%. The selling price increase was driven by general price increases and favorable product mix within the product lines, which more than offset the impact of continued unfavorable shift to a higher proportion of value cards. The unit volume decline was primarily driven by soft retail productivity in both the North American Social Expression Products and International Social Expression Products segments during the quarter.

Seasonal card sales less returns decreased 3.3% during the third quarter, including a 7.8% decrease in unit volume and a 4.8% increase in selling price. Both the decrease in unit volume and the increase in selling price for the quarter were driven by our Christmas program in both our North American Social Expression Products and International Social Expression Products segments. Within the Christmas program, approximately 45% of the unit shortfall and a meaningful amount of the increase in average price sold are related to a customer in the value channel that implemented SBT subsequent to the prior year third quarter, which impacts the timing of current year sales compared to the prior year quarter. Related to this customer, we expect this timing will reverse in the fourth quarter.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended November 27, 2015 were $238.5 million, compared to $249.5 million in the prior year three months. As a percentage of total revenue, these costs were 49.3% in the current period compared to 48.5% for the three months ended November 28, 2014. The $11.0 million dollar decrease was primarily due to the favorable impact of foreign currency translation of approximately $6 million, lower sales volume and favorable product mix, partially offset by higher product content and production expenses in the current year third quarter.

Selling, distribution and marketing (“SDM”) expenses for the three months ended November 27, 2015 were $169.0 million, decreasing $6.0 million from $175.0 million in the prior year third quarter. As a percentage of total revenue, these costs were 34.9% in the current period compared to 34.1% for the prior year period. The dollar decrease in the current year third quarter was driven by the favorable impact of foreign currency translation of approximately $6 million.

Administrative and general expenses were $59.4 million for the three months ended November 27, 2015, a decrease of $5.4 million from $64.8 million for the three months ended November 28, 2014. This decrease was driven primarily by lower retail expenses of approximately $3 million, the elimination of expenses related to the former stock compensation program, the favorable impact of foreign currency translation and other general cost savings, all of which are each approximately $1 million, offset by higher ERP related expenses of approximately $1 million.

Other operating income – net was $0.5 million for the three months ended November 27, 2015 compared to $0.7 million for the quarter ended November 28, 2014. The current year included an adjustment to the gain recorded on the sale of AGI In-store of $1.1 million offset by income of $1.0 million from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in the state of Ohio.

Interest income was $0.1 million for the three months ended November 27, 2015 compared to $2.5 million for the quarter ended November 28, 2014. During the third quarter of the prior year, as part of the Clinton Cards bankruptcy administration, we received a cash distribution as part of the liquidation process that included $2.5 million of interest on our senior secured debt of Clinton Cards that was previously not expected to be received.

The effective tax rate was 31.5% and 35.7% for the three months ended November 27, 2015 and November 28, 2014, respectively. The lower than statutory rate for the current period is primarily related to provision to return adjustments, reduced by a change to the mix of estimated earnings between United States and foreign jurisdictions resulting in higher state taxes and a lower foreign statutory rate benefit and an increase in the valuation allowance against foreign tax credit carryforwards.

Results of Operations

Nine months ended November 27, 2015 and November 28, 2014

Net income was $103.8 million in the nine months ended November 27, 2015 compared to $77.8 million in the prior year nine months.

Our results for the nine months ended November 27, 2015 and November 28, 2014 are summarized below:

(Dollars in thousands)	2015	% Total Revenue	2014	% Total Revenue
Net sales	$1,371,203	99.5%	$1,432,370	98.8%
Other revenue	7,299	0.5%	17,697	1.2%

Total revenue	1,378,502	100.0%	1,450,067	100.0%

Material, labor and other production costs	611,955	44.4%	630,413	43.5%
Selling, distribution and marketing expenses	486,401	35.3%	513,132	35.4%
Administrative and general expenses	177,029	12.8%	200,974	13.8%
Other operating income – net	(70,210)	(5.1%)	(26,495)	(1.8%)

Operating income	173,327	12.6%	132,043	9.1%

Interest expense	21,066	1.5%	27,782	1.9%
Interest income	(247)	(0.0%)	(2,658)	(0.2%)
Other non-operating income – net	617	0.1%	(546)	(0.0%)

Income before income tax expense	151,891	11.0%	107,465	7.4%
Income tax expense	48,097	3.5%	29,625	2.0%

Net income	$103,794	7.5%	$77,840	5.4%

For the nine months ended November 27, 2015, consolidated net sales were $1.37 billion, down from $1.43 billion in the prior year nine months. This 4.3%, or $61.2 million, decrease was driven by the unfavorable impact of foreign currency of approximately $45 million, lower sales from our display fixtures business, which was sold in the prior year second quarter, of approximately $20 million, lower sales of greeting cards of approximately $18 million, and decreased sales of other ancillary products of approximately $2 million, partially offset by increased sales of gift packaging and party goods of approximately $20 million and the favorable impact of fewer SBT implementations of approximately $4 million. The current year nine months includes the unfavorable impact of approximately $2.5 million related to SBT implementations.

Other revenue, primarily royalty revenue from our character properties, decreased $10.4 million in the nine months ended November 27, 2015 compared to the same period in the prior year. In March 2015, we completed the sale of Strawberry Shortcake. As such, royalty revenue related to Strawberry Shortcake for the prior year nine month period does not have a comparative amount in the current year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the nine months ended November 27, 2015 and November 28, 2014 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2015	2014	2015	2014	2015	2014
Unit volume	(2.2%)	(0.3%)	(2.3%)	0.8%	(2.2%)	0.0%
Selling prices	1.8%	4.9%	1.3%	1.9%	1.7%	4.1%
Overall increase / (decrease)	(0.4%)	4.5%	(1.1%)	2.7%	(0.6%)	4.0%

During the nine months ended November 27, 2015, combined everyday and seasonal greeting card sales less returns decreased 0.6% compared to the prior year nine months. The overall decrease was primarily driven by decreases in unit volume from our everyday and seasonal greeting cards in our North American Social Expression Products and International Social Expression Products segments. The improvement in selling price was primarily due to everyday cards in our North American Social Expression Products segment and seasonal cards in our International Social Expression Products segment.

Everyday card sales less returns were down 0.4% compared to the prior year nine months, as a result of a 2.2% decrease in unit volume, partially offset by an increase in selling prices of 1.8%. The increase in selling prices was driven by general price increases and favorable product mix within the product lines, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume decline was primarily driven by soft sales within our North American Social Expression Products segment.

Seasonal card sales less returns decreased 1.1%, with a unit volume decline of 2.3% partially offset by selling price increases of 1.3%. The decrease in unit volume was primarily attributable to the Christmas and Easter programs within both our North American Social Expression Products and International Social Expression Products segments, partially offset by the Father’s Day program within both our North American Social Expression Products and International Social Expression Products segments. The increase in selling prices was primarily attributable to the Christmas program within both our North American Social Expression Products and International Social Expression Products segments and the Easter and Graduation programs in our North American Social Expression Products segment. Within the Christmas program, approximately 45% of the unit shortfall, which accounts for approximately 30% of the seasonal unit shortfall for the nine month period, and a meaningful amount of the increase in average price sold are related to a customer in the value channel that implemented SBT subsequent to the prior year third quarter, which impacts the timing of current year sales compared to the prior year. Related to this customer, we expect this timing will reverse in the fourth quarter.

Expense Overview

MLOPC for the nine months ended November 27, 2015 were $612.0 million, a decrease of $18.4 million from $630.4 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 44.4% in the current period compared to 43.5% for the nine months ended November 28, 2014. The dollar decrease was primarily due to the favorable impact of foreign currency translation of approximately $20 million, the elimination of approximately $20 million of costs related to the display fixtures business that was sold in the prior year second quarter and the positive impact of a smaller inventory build of intercompany supplied products in the Retail Operations segment in the current nine-month period compared to the prior year period, and thus less elimination of intercompany profit in inventory in the current nine months compared to the prior year period. Partially offsetting these decreases were higher product content of approximately $6 million, production expenses of approximately $17 million, the impact of higher sales in our wholesale card businesses and lower margins on higher sales volumes in our Retail segment.

SDM expenses for the nine months ended November 27, 2015 were $486.4 million, decreasing $26.7 million from $513.1 million for the comparable period in the prior year. As a percentage of total revenue, these costs were

35.3% in the current period compared to 35.4% for the prior year period. The decrease was primarily driven by the favorable impact of foreign currency translation of approximately $22 million, lower supply chain costs of approximately $3 million, the elimination of approximately $2 million related to the display fixtures business that was sold in the prior year second quarter and other general cost savings of approximately $3 million, offset by unfavorable retail expenses of approximately $3 million.

Administrative and general expenses were $177.0 million for the nine months ended November 27, 2015, a decrease of $24.0 million from $201.0 million in the prior year period. This decrease was driven primarily by the favorable impact of foreign currency translation of approximately $4 million, the elimination of approximately $2 million related to the display fixtures business that was sold in the prior year second quarter, the elimination of expenses related to the former stock compensation program of approximately $4 million, approximately $8 million lower costs in this category related to our Retail segment and decreased profit sharing expense of $2 million, and other general cost savings of approximately $4 million.

Other operating income – net was $70.2 million for the nine months ended November 27, 2015 compared to $26.5 million for the prior year nine month period. The current year nine month period includes the gain on the sale of Strawberry Shortcake of $61.2 million and the income of $7.5 million from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in the state of Ohio. The prior year nine month period included the gain on the sale of AGI In-Store of $38.7 million, the non-cash loss recorded upon sale of our current world headquarters location of $15.5 million and the recovery of $3.4 million related to the Clinton Cards bankruptcy administration, which, based on updated estimated recovery information provided we recorded an impairment recovery related to the senior secured debt of Clinton Cards that we acquired in May 2012 and subsequently impaired.

Interest income was $0.2 million for the nine months ended November 27, 2015 compared to $2.7 million for the nine months ended November 28, 2014. During the third quarter of the prior year, as part of the Clinton Cards bankruptcy administration, we received a cash distribution as part of the liquidation process that included $2.5 million of interest on our senior secured debt of Clinton Cards that was previously not expected to be received.

The effective tax rate was 31.7% and 27.6% for the nine months ended November 27, 2015 and November 28, 2014, respectively. The lower than statutory rate for the nine months ended November 27, 2015 was primarily related to the release of a $4.3 million unrecognized tax benefit due to the issuance of regulations that clarified the law, the expiration of a statute of limitations, the impact of lower tax rates in foreign jurisdictions, the domestic production activities deduction, the tax treatment of corporate-owned life insurance and federal provision to return adjustments. The lower than statutory rate in the prior period is due primarily to the recording of a net $4.1 million federal tax refund and related interest, attributable to fiscal 2000 and the error corrections recorded in accordance with ASC Topic 250, Accounting Changes and Error Corrections. The net impact of the error corrections was a reduction to income tax expense of $4.1 million. During the first quarter of fiscal 2015, the Corporation identified and corrected errors in the accounting for income taxes that related to the year ended February 28, 2014. These errors primarily related to the Corporation’s failure to consider all sources of available taxable income when assessing the need for a valuation allowance against certain deferred tax assets and the recognition of a liability for an uncertain tax position. These errors were the result of the significant complexity created as a result of the going private transaction in fiscal 2014.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products and International Social Expression Products segments primarily design, manufacture and sell greeting cards and other related products through various channels of distribution, with mass retailers as the primary channel. As permitted under ASC Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, production processes, types of customers and distribution methods. At November 27, 2015, we operated 405 card and gift retail stores in the United Kingdom (“UK”) through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. For the nine months ended November 27, 2015, the Non-reportable segment primarily includes licensing activities. The comparable period in the prior year also included six months of the design, manufacture and sales of display fixtures. The display fixtures business was sold on the last day of the prior year second quarter ended August 29, 2014. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 18, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	27, 2015	28, 2014		27, 2015	28, 2014
Total revenue	$348,394	$360,704	(3.4%)	$969,554	$966,751	0.3%

Segment earnings	31,123	37,613	(17.3%)	150,459	134,807	11.6%

Total revenue of our North American Social Expression Products segment decreased $12.3 million for the three months ended November 27, 2015 and increased $2.8 million for the nine months ended November 27, 2015 compared to the prior year periods. The decrease during the current quarter was primarily driven by lower sales of greeting cards of approximately $7 million, the unfavorable impacts of foreign currency translation of approximately $4 million, and lower sales of other ancillary products of $2 million, minimally offset by the favorable impact of fewer SBT implementations of approximately $1 million. The increase in total revenue for the nine months ended November 27, 2017 was primarily driven by higher sales of gift packaging and party goods of approximately $20 million and the favorable impact of fewer SBT implementations of approximately $4 million. These increases were partially offset by the unfavorable impacts of foreign currency translation of $11 million and lower sales of greeting cards of approximately $10 million.

Segment earnings decreased $6.5 million in the current three months compared to the three months ended November 28, 2014. The decrease was driven primarily by the impact of lower revenue. In addition, supply chain costs, technology costs and the impact of foreign currency translation were each unfavorable approximately $1 million.

Segment earnings increased $15.7 million in the nine month period ended November 27, 2015 compared to the prior year period. The increase was driven primarily by the prior year non-cash loss related to the sale of our current world headquarters locations, of which approximately $13 million of the total loss of $15.5 million was recorded within the North American Social Expression Products segment. In addition, the current year increase includes the impact of higher revenue, lower shrink and scrap expense of approximately $3 million, offset by higher production variances of approximately $6 million and the unfavorable impact of foreign currency translation of approximately $4 million.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	27, 2015	28, 2014		27, 2015	28, 2014
Total revenue	$56,416	$68,190	(17.3%)	$162,843	$190,381	(14.5%)

Segment (loss) earnings	(1,247)	3,185	(139.2%)	(4,676)	5,201	(189.9%)

Total revenue of our International Social Expression Products segment decreased $11.8 million and $27.5 million for the three and nine months ended November 27, 2015, respectively, compared to the prior year periods. The decrease during the current quarter was due primarily to lower sales of greeting cards of approximately $7 million and the unfavorable impact of foreign currency translation of approximately $5 million. The decrease for the current year nine month period was primarily due to the unfavorable impact of foreign currency translation of approximately $18 million and lower sales of greeting cards of approximately $9 million. The majority of the lower sales of greeting cards were due to reduced distribution to a significant customer that is expected to continue to decline during the remainder of the current fiscal year and into the next fiscal year.

Segment earnings decreased $4.4 million in the three months ended November 27, 2015 compared to the prior year period. The decreased earnings were primarily driven by the impact on earnings from decreased greeting card sales, unfavorable product costs of approximately $2 million, and approximately $1 million of severance costs, partially offset by lower supply chain costs of approximately $1 million. The severance costs were the result of actions taken to restructure portions of the business to reduce operating and overhead costs in an effort to partially offset the impact of reduced sales.

Segment earnings decreased $9.9 million in the nine months ended November 27, 2015, compared to the nine months ended November 28, 2014. The decreased earnings were primarily driven by the impact on earnings from lower sales, increased product and scrap costs, partially offset by slightly lower supply chain and general and administrative costs.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	27, 2015	28, 2014		27, 2015	28, 2014
Total revenue	$62,279	$64,398	(3.3%)	$199,590	$213,303	(6.4%)

Segment loss	(11,641)	(16,578)	29.8%	(32,399)	(35,181)	7.9%

Total revenue of our Retail Operations segment decreased by $2.1 million and $13.7 million for the three and nine months ended November 27, 2015, respectively. The decreases are due to the unfavorable impact of foreign currency translation of approximately $3 million and $16 million for the three and nine month periods, respectively, partially offset by higher sales of greeting cards. During the three and nine month periods ended November 27, 2015, net sales at stores open one year or more were up approximately 2.0% and 1.2%, respectively, compared to the same periods in the prior year.

Segment loss decreased $4.9 million in the three months ended November 27, 2015 compared to the prior year period. The decrease was driven by lower store operating and overhead costs of approximately $3 million, the margin impact of increased net sales of approximately $1 million before the foreign exchange translation, and the favorable net impact of foreign exchange translation on the loss of about $1 million.

Segment loss decreased $2.8 million in the nine months ended November 27, 2015 compared to the prior year period. The decrease was driven by lower store operating and overhead costs of approximately $4 million, the margin impact of increased net sales of approximately $2 million before the foreign exchange translation, and the net favorable impact of foreign exchange translation on the loss of about $3 million, partially offset by higher shrink and scrap expense.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	27, 2015	28, 2014		27, 2015	28, 2014
Total revenue	$14,420	$15,149	(4.8%)	$41,586	$44,093	(5.7%)

Segment earnings	5,198	6,131	(15.2%)	15,345	17,507	(12.3%)

Total revenue of AG Interactive decreased by $0.7 million and $2.5 million for the three and nine months ended November 27, 2015, respectively, compared to the prior periods. This decrease in revenue was driven primarily by lower subscription revenue compared to the prior year. At the end of the third quarter of fiscal 2016, AG Interactive had approximately 3.4 million online paid subscriptions compared to 3.5 million at the end of the same period in the prior year.

Segment earnings decreased $0.9 million and $2.2 million for the three and nine months ended November 27, 2015, respectively, primarily due to decreased revenue and higher marketing costs.

Non-reportable Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	27, 2015	28, 2014		27, 2015	28, 2014
Total revenue	$2,522	$5,617	(55.1%)	$4,929	$35,539	(86.1%)

Segment earnings	264	5,080	(94.8%)	59,677	7,789	666.2%

Total revenue from our Non-reportable segment decreased $3.1 million and $30.6 million for the three and nine months ended November 27, 2015, respectively, compared to the prior year periods. The decrease in revenue for the current year third quarter was due primarily to the sale of Strawberry Shortcake at the beginning of the current year first quarter. The decrease in revenue for the nine months ended November 27, 2015 was primarily due to the sale of the display fixtures business at the end of the second quarter in the prior year and the sale of Strawberry Shortcake noted above. Revenue of the display fixtures business was $20.2 million for the nine months November 28, 2014. The remaining decrease was due primarily to the sale of Strawberry Shortcake.

Segment earnings decreased $4.8 million for the three months ended November 27, 2015 mainly due to the impact of the Strawberry Shortcake sale. Segment earnings increased by $51.9 million for the nine months ended November 27, 2015. This increase was primarily due to the gain of $61.2 million recorded in connection with the sale of Strawberry Shortcake, offset by the operational impact of that sale.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt, and domestic profit-sharing and 401(k) match expense. Unallocated items also included costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended November		Nine Months Ended November
(Dollars in thousands)	27, 2015	28, 2014	27, 2015	28, 2014
Interest expense	$(6,467)	$(9,533)	$(21,066)	$(27,782)
Profit-sharing and 401(k) match expense	(3,000)	(2,988)	(8,931)	(11,079)
Corporate overhead expense	(4,670)	(5,388)	(6,518)	16,203

Total Unallocated	($14,137)	$(17,909)	$(36,515)	$(22,658)

Interest expense was lower in both the three and nine month periods ended November 27, 2015 compared to the same periods in the prior year. During the fourth quarter of 2015 and the first quarter of the current fiscal year, we made voluntary prepayments on our term loan facility of $140 million thus reducing interest expense.

Our profit-sharing plan includes a profit-sharing component and a 401(k) component. While the current year three and nine month expense may vary from the prior year expense pattern, we expect the full year 2016 expense of the combined components to be consistent with the prior year. See Note 13, “Retirement Benefits,” to the Consolidated Financial Statements for further information.

For both the three and nine month periods ended November 27, 2015, “Corporate overhead expense” include income of $1.0 million and $7.5 million, respectively, from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in the state of Ohio. See Note 6, “Other Income and Expense,” to the Consolidated Financial Statements for further information.

During the prior year second quarter, we sold our world headquarters location and incurred a non-cash loss on disposal of $15.5 million, of which $2.2 million was recorded within the Unallocated segment. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

For the nine months ended November 28, 2014, “Corporate overhead expense” included the gain on sale of AGI In-Store of $38.7 million. An adjustment of $1.1 million to reduce the gain was recorded in the current year third quarter, also in “Corporate overhead expense”. See Note 4, “Dispositions,” to the Consolidated Financial Statements for further information.

For both the three and nine months ended November 28, 2014, “Corporate overhead expense” included interest income of $2.5 million related to the Clinton Cards liquidation. See Note 6, “Other Income and Expense,” to the Consolidated Financial Statements for further information.

For the three and nine months ended November 28, 2014, “Corporate overhead expense” included expense of approximately $1 million and $4 million, respectively, related to our former stock compensation programs. There are no comparable expenses in the current year periods.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of November 28, 2014, has been included.

Operating Activities

Operating activities used $90.0 million of cash during the nine months ended November 27, 2015, compared to using $77.1 million in the prior year period.

Accounts receivable used $86.8 million of cash during the nine months ended November 27, 2015, compared to using $84.0 million of cash during the prior year period. The year-over-year decrease in cash flow of $2.8 million resulted from a decrease in cash flow within our North American Social Expression Products segment of approximately $15 million, offset by an increase in our International Social Expression Products segment of approximately $13 million. These charges were both due primarily to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period.

Inventory used $34.3 million of cash during the nine months ended November 27, 2015, compared to using $57.8 million in the prior year nine months. Historically, the first nine months of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the winter seasonal holidays. The year-over-year decrease in inventory build during the current nine-month period was driven by the Retail Operations segment due to a combination of a higher beginning inventory and managing to a lower total inventory level as of the end of the third quarter.

Net payable/receivable with related parties provided $8.3 million of cash during the nine months ended November 27, 2015, compared to providing $0.1 million during the prior year nine months. The variance between years is mainly related to the amounts owed to our parent companies and related entities generated by the tax sharing arrangement. See Note 17, “Related Party Information,” to the Consolidated Financial Statements for further detail of this tax sharing arrangement.

Deferred costs - net generally represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 27, 2015, amortization exceeded payments by $17.5 million. During the nine months ended November 28, 2014, payments exceeded amortization by $1.4 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $73.9 million of cash during the nine months ended November 27, 2015, compared to using $23.7 million in the prior year period. The year-over-year change in cash usage was attributable to higher variable compensation payments during the current year compared to the same period in the prior year mainly in our North American Social Expression Products and Unallocated segments and an increase in accounts payable payments due to normal year-over-year timing of business transactions, primarily in our North American Social Expression Products and International Social Expression Products segments.

Investing Activities

Investing activities provided $66.9 million of cash during the nine months ended November 27, 2015, compared to $39.1 million in the prior year period. The current year includes proceeds of $105.0 received from the sale of Strawberry Shortcake and proceeds of $24.1 million received from the surrender of certain corporate-owned life insurance policies. These cash inflows were partially offset by cash paid for capital expenditures of $55.2 million, cash paid for acquired character property rights of $2.8 million, a payment of $3.2 million related to the final working capital adjustments made in connection with the sale of AGI In-Store, and net lendings on loans to related parties $1.3 million.

The prior year cash provided was driven by the proceeds of $73.7 million from the sale of AGI In-store and $13.5 million from the sale of our current world headquarters. In addition, the prior year includes proceeds received from H L & L Property Company, an indirect affiliate of American Greetings (“H L & L”) of $9.9 million related to the sale to H L & L by us of certain assets previously purchased by us related to the new world headquarters. The prior year also includes proceeds from the Clinton Cards administration of $11.9 million. Partially offsetting these cash inflows was cash paid for capital expenditures of $70.3 million during the prior year nine month period.

Financing Activities

Financing activities provided $1.8 million of cash during the current year nine months, compared to $7.1 million in the prior year nine month period. During the current year, this source of cash was primarily driven by borrowings, net of repayments, under our revolving credit facility and accounts receivable securitization facility of $87.5 million. Partially offsetting these cash inflows were a voluntary prepayment made on our term loan of $65.0 million and cash dividend payments of $20.7 million.

The net source of cash in the prior year was primarily driven by borrowings, net of repayments, under our revolving credit facility and accounts receivable securitization facility of $47.3 million. Partially offsetting these cash inflows were payments made on our term loan of $15.0 million and cash dividend payments of $24.2 million.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $485 million at November 27, 2015, which included $185 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $181.7 million in the aggregate was unused as of November 27, 2015. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At November 27, 2015, we had $91.8 million of borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under our accounts receivable securitization facility. We had, in the aggregate, $26.5 million outstanding under letters of credit, which reduced the total credit availability thereunder as of November 27, 2015.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2015 for further information.

At November 27, 2015, we were in compliance with our financial covenants under the borrowing agreements described above.

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

Over the next several years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. The total amount spent through fiscal 2015 on this project was approximately $132 million. During the nine months ended November 27, 2015, we spent approximately $38 million, including capital of approximately $32 million and expense of approximately $6 million, on these information technology systems. Based on the current scope of the project, we presently expect to spend an additional approximately $155 million on these information technology systems over the remaining life of the project, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $155 million over the remaining life of the project, or that we will achieve the anticipated efficiencies or any cost savings.

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

During the nine months ended November 27, 2015, we paid cash dividends in the aggregate amount of $20.7 million to CIHC, our parent and sole shareholder, $13.9 million of which was for the purpose of paying interest on the PIK Notes.

During the prior year nine months ended November 28, 2014, we paid cash dividends in the aggregate amount of $24.2 million to CIHC, our parent and sole shareholder, $14.3 million of which was for the purpose of paying interest on the PIK Notes. In addition, H L & L paid to us $9.9 million to acquire certain assets previously purchased by us related to the new world headquarters project.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with customer relationships;

•	our ability to successfully complete the turnaround efforts in our retail business in the United Kingdom;

•	risks associated with leasing substantial amounts of space for our retail stores;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	unanticipated expenses we may be required to incur relating to our world headquarters project;

•	our ability to qualify for, and stay qualified for, state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a scan-based trading model;

•	Schurman Fine Paper’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of advertising and marketing efforts;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended February 28, 2015. There were no material changes in market risk, specifically interest rate and foreign currency exposure, for us from February 28, 2015, the end of our preceding fiscal year, to November 27, 2015, the end of our most recent fiscal quarter.

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

The proposed settlement establishes a settlement fund of $4.0 million to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and July 23, 2015. On August 24, 2015, the claims administrator commenced mailing of notice and claim forms to class members and the claims closed October 24, 2015. On October 14, 2015, plaintiffs filed a motion for final approval of the class settlement, together with their motion for approval of incentive payments to the Named Plaintiffs and attorneys’ fees. The Court held a final approval hearing on December 17, 2015. If the settlement is finally approved, American Greetings will fund the settlement within twenty (20) days after passage of all appeal periods. Thereafter, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

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

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

31 (a)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s quarterly report on Form 10-Q for the quarter ended November 27, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended November 27, 2015, and November 28, 2014, (ii) Consolidated Statement of Comprehensive Income (Loss) for the quarters ended November 27, 2015, and November 28, 2014, (iii) Consolidated Statement of Financial Position at November 27, 2015, February 28, 2015 and November 28, 2014, (iv) Consolidated Statement of Cash Flows for the nine months ended November 27, 2015 and November 28, 2014 and (v) Notes to the Consolidated Financial Statements for the quarter ended November 27, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and
Chief Accounting Officer *

January 8, 2016

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)