Form 10-K
period 2016-02-29
AMERICAN GREETINGS CORP
filed 2016-05-26
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company and, as such, there is no market for the capital stock of the registrant. As of May 26, 2016 and August 28, 2015, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN GREETINGS CORPORATION

PART I

Unless otherwise indicated or the context otherwise requires, the “Corporation,” “we,” “our,” “us” and “American Greetings” are used in this report to refer to the businesses of American Greetings Corporation and its consolidated subsidiaries.

Item 1.	Business

Overview

Founded in 1906, American Greetings designs, manufactures and/or distributes social expression products. We manufacture or sell greeting cards, gift packaging, party goods, stationery and giftware in North America, primarily in the United States and Canada, and throughout the world, primarily in the United Kingdom, Australia and New Zealand. In addition, our subsidiary, AG Interactive, Inc., distributes social expression products, including electronic greetings and a broad range of digital content, services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. We also engage in design and character licensing and, as of February 29, 2016, operated 397 card and gift retail stores throughout the United Kingdom. In addition, until its sale in August 2014, we operated a fixture manufacturing business through which we manufactured custom display fixtures for our products and the products of others. Our fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2016 refers to the fiscal year ended February 29, 2016. The Corporation’s Retail Operations segment is consolidated on a one-month lag corresponding with its fiscal year-end of January 30, 2016.

2013 Going Private Transaction

On September 26, 2012, American Greetings announced that its Board of Directors received a non-binding proposal from Zev Weiss, the Corporation’s then Chief Executive Officer, and Jeffrey Weiss, the Corporation’s then President and Chief Operating Officer, on behalf of themselves and certain other members of the Weiss family and related parties to acquire all of the outstanding Class A common shares and Class B common shares of American Greetings not currently owned by them (the “Going Private Proposal”). In connection with the Going Private Proposal, on March 29, 2013, American Greetings signed an agreement and plan of merger (as amended on July 3, 2013, the “Merger Agreement”), among the Corporation, Century Intermediate Holding Company, a Delaware corporation (“CIHC”), and Century Merger Company, an Ohio corporation (“Merger Sub”). At a special meeting of shareholders held on August 7, 2013, the shareholders of American Greetings voted to adopt the Merger Agreement, and the merger contemplated thereby (the “Merger”). On August 9, 2013, the Corporation completed the Merger. As a result of the Merger, American Greetings became wholly-owned by CIHC, which in turn is indirectly wholly-owned by Morry Weiss, the Chairman of the Board, Zev Weiss, a director and Co-Chief Executive Officer, Jeffrey Weiss, a director and Co-Chief Executive Officer, Elie Weiss, a director and President of Real Estate, and Gary Weiss, a director and a Vice President of the Corporation, and certain other members of the Weiss family and related entities (the “Family Shareholders”). At the effective time of the Merger, each issued and outstanding share of the Corporation (other than shares owned by American Greetings, CIHC (which at the effective time of the Merger included all shares previously held by the Family Shareholders) or Merger Sub) was converted into the right to receive $19.00 per share in cash. All other shares of American Greetings were cancelled without consideration.

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

Products

American Greetings designs, manufactures and/or distributes social expression products including greeting cards, gift packaging, party goods, giftware and stationery. Our major domestic greeting card brands include American

Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts, Just For You, Today and Always, justwink, Inventions and P.S. Hello, as well as other paper product offerings such as DesignWare party goods and Plus Mark gift wrap and boxed cards. Electronic greetings and other digital content, services and products are available through our subsidiary, AG Interactive, Inc. Our major Internet brands include AmericanGreetings.com, BlueMountain.com, justwink.com and Cardstore.com. We also create and license our intellectual properties, such as the “Care Bears” characters. Prior to August 2014, we also produced AGI In-Store display fixtures for our products and for other vendors through our then wholly-owned subsidiary, A.G. Industries, Inc. Further details about the sale of A.G. Industries, Inc. are provided in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Information concerning sales by major product category is included in Part II, Item 7 of this Annual Report.

Business Segments

At February 29, 2016, we operated in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and Non-reportable segment. For information regarding the various business segments comprising our business, see the discussion included in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Concentration of Credit Risks

Net sales to our five largest customers, which include mass merchandisers, accounted for approximately 42% of total revenue in 2016 and approximately 40% of total revenue in 2015 and 39% of total revenue in 2014. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 15% of total revenue in 2016, and approximately 14% in each of 2015 and 2014. Net sales to Target Corporation accounted for approximately 14% of total revenue in 2016, and approximately 13% of total revenue in each of 2015 and 2014. No other customer accounted for 10% or more of our consolidated total revenue in 2016, 2015 or 2014. Approximately 58% of the North American Social Expression Products segment’s revenue in each of 2016, 2015 and 2014 was attributable to its top five customers. Approximately 59%, 54% and 50% of the International Social Expression Products segment’s revenue in 2016, 2015 and 2014, respectively, excluding sales to the Retail Operations segment, was attributable to its top three customers.

Competition

The market for social expression products is large, evolving, and intensely competitive, and we expect competition to increase in the future with the rapidly growing use by consumers of electronic devices and the Internet to express themselves and to communicate with others. We compete with the growing number of media by which consumers express themselves and connect with others, whether by way of traditional tangible greeting cards purchased at retail stores; tangible greeting cards that incorporate personalized messages and/or images purchased at retail stores, over the Internet or using mobile devices; electronic greeting cards delivered over the Internet or using mobile devices; or social media companies that host and enable mobile access to and posting of greetings and images. We face intense competition from a wide range of companies, including the following:

•	Traditional greeting card businesses that offer paper greeting cards through a variety of channels of distribution, including retail outlets and mobile and other electronic devices, such as Hallmark Cards, Inc., Shutterfly, Tiny Prints, which is a service of Shutterfly, Avanti, Snapfish, Vistaprint, International Greetings, Paperchase, moonpig.com and Card Factory, as well as hundreds of small paper greeting card publishers;

•	Social media companies that host and enable mobile access to and posting of greetings and images, such as Facebook, Instagram, Twitter, Pinterest and Google+;

•	Photo hosting websites that allow users to upload and share images and messages at no cost such as Apple iCloud, Picasa, Flickr, Imgur, and Photobucket;

•	“Big Box” retailers, drug store chains and others that offer consumers the ability to create greeting cards and other social expression products that incorporate photographs and other personal messages, which compete directly with some of our offerings;

•	Specialized companies that offer electronic greeting cards such as Hallmark, Shutterfly, Tiny Prints, which is a service of Shutterfly, JibJab, 123 Greetings, someecards, Minted, Picaboo, LovePop, Mixbook, Cleverbug, Smilebox, Sincerely, Card Isle, and Photobook America; and

•	Small or specialized companies that sell their products using online marketplaces such as Amazon, Etsy and Pinterest.

We believe the primary competitive factors in attracting and retaining customers are:

•	Brand recognition and trust;

•	Quality of products and designs;

•	Breadth of products;

•	User affinity and loyalty;

•	Customer service;

•	Ease of use;

•	Convenience and speed of delivery; and

•	Price and other terms of sales to retailers, which may include payments and other concessions under long-term agreements.

We believe that we compete favorably with respect to many of these factors, particularly product quality, design and breadth. Generally, we distinguish ourselves from such competitors principally on the basis of product quality and design.

Production and Distribution

In 2016, our channels of distribution continued to be primarily through mass retail, which is comprised of three distinct channels: mass merchandisers; chain drug stores; and supermarkets. In addition, we sell our products through a variety of other distribution channels, including card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items). We also sell our products through the approximately 400 card and gift retail stores that we operate in the United Kingdom through our Retail Operations segment. In addition, we sell greeting cards through our Cardstore.com Web site, which provides consumers the ability to purchase physical greeting cards, including custom cards that incorporate their own photos and sentiments, as well as to have us send the unique greeting card that they select directly to the recipient. From time to time, we also sell our products to independent, third-party distributors. Our AG Interactive segment provides social expression content, including electronic greeting cards, through Internet and mobile platforms.

Many of our products are manufactured at common production facilities and marketed by a common sales force. Our manufacturing operations involve complex processes including printing, die cutting, hot stamping and embossing. We employ modern printing techniques that allow us to perform short runs and multi-color printing, have a quick changeover and utilize direct-to-plate technology, which minimizes time to market. Our products are manufactured globally, primarily at facilities located in North America. We also source products from domestic and foreign third-party suppliers, including suppliers in China and Mexico. Additional information by geographic area is included in Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Production of our products is generally on a level basis throughout the year, with the exception of gift packaging for which production generally peaks in advance of the Christmas season. Everyday inventories (such as birthday and anniversary-related products) remain relatively constant throughout the year, while seasonal inventories peak in advance of each major holiday season, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day and Graduation. Payments for seasonal shipments are generally received during the month in which the major holiday occurs, or shortly thereafter. Extended payment terms may also be offered in response to competitive situations with individual customers. Payments for both everyday and seasonal sales from customers that are on a scan-based trading (“SBT”) model are received after the product is sold by those customers at their retail locations. As of February 29, 2016, three of our five largest customers conduct business with us under an SBT model. The core of this business model rests with American Greetings owning the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time we record the sale. American Greetings often sells seasonal greeting cards and other seasonal products with the right of return. Sales of other products are generally sold without the right of return. Sales credits for these products are issued at our discretion for damaged, obsolete and outdated products. Information regarding the return of product is included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

During the year, we experienced no material difficulties in obtaining raw materials from our suppliers.

Intellectual Property Rights

We have a number of trademarks, service marks, trade secrets, copyrights, inventions, patents, and other intellectual property, which are used in connection with our products and services. Our designs, artwork, musical compositions, photographs and editorial verse are protected by copyright. In addition, we seek to register our trademarks in the United States and elsewhere. We routinely seek protection of our inventions by filing patent applications for which patents may be granted. We also obtain license agreements for the use of intellectual property owned or controlled by others. Although the licensing of intellectual property produces additional revenue, we do not believe that our operations are dependent upon any individual invention, trademark, service mark, copyright, patent or other intellectual property license. Collectively, our intellectual property is an important asset to us. As a result, we follow an aggressive policy of protecting and enforcing our rights in our intellectual property.

Employees

At February 29, 2016, we employed approximately 7,000 full-time employees and approximately 20,500 part-time employees which, when jointly considered, equate to approximately 17,250 full-time equivalent employees. Approximately 725 of our employees are unionized and covered by collective bargaining agreements.

The following table sets forth by location the unions representing our employees, together with the expiration date of the applicable governing collective bargaining agreement. We believe that labor relations at each location in which we operate have generally been satisfactory.

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

Although risk is inherent in the granting of advances or fixed payments on a term agreement, we subject such customers to our normal credit review. These advances are accounted for as deferred costs. We maintain a general allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, or lower than expected future cash flows in a fixed term agreement are insufficient to recover the deferred cost, we record a specific allowance to reduce the deferred cost asset to our estimate of its future value based upon expected recoverability. Depending on the amount of the loss attributed to these specific instances, such losses could have a material adverse effect on our consolidated financial position and results of operations for a particular period, depending, in part, upon the operating results for such period. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, and the discussion under the “Deferred Costs” heading in the “Critical Accounting Estimates” in Part II, Item 7 of this Annual Report for further information and discussion of deferred costs.

Environmental and Governmental Regulations

Our business is subject to numerous foreign and domestic environmental laws and regulations maintained to protect the environment. These environmental laws and regulations apply to chemical usage, air emissions, wastewater and storm water discharges and other releases into the environment as well as the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous waste. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, these laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities and costs. We have implemented various programs designed to protect the environment and comply with applicable environmental laws and regulations. The costs associated with these compliance and remediation efforts have not had and are not expected to have a material adverse effect on our financial condition, cash flows or operating results. In addition, the impact of increasingly stringent environmental laws and regulations, regulatory enforcement activities, the discovery of unknown conditions and third-party claims for damages to the environment, real property or persons could also result in additional liabilities and costs in the future.

The legal environment of the Internet, e-commerce and mobile communications is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the Internet and mobile communications in general, and how they will relate to our business in particular, is unclear in many cases. Accordingly, we often cannot be certain how existing laws will apply in the online and mobile context, including with respect to such topics as privacy, consent, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, net neutrality, quality of products and services and intellectual property ownership and infringement. In particular, legal issues relating to the liability of providers of online and mobile services for activities of their users, as well as their obligations to protect the privacy of their users, including with respect to law enforcement’s attempts to access user data, are currently unsettled both within the United States and abroad.

Numerous laws have been adopted at the national and state level in the United States that could have an impact on our business, especially as the laws are applied to new technologies in the Internet and mobile space. These laws include, but are not limited to, the following:

•	The CAN-SPAM Act of 2003 and similar laws adopted by a number of states. These laws are intended to regulate unsolicited commercial emails, create criminal penalties for unmarked sexually-oriented material and emails containing fraudulent headers and control other abusive online marketing practices.

•	The Communications Decency Act (“CDA”), which gives statutory protection to online service providers who distribute unrelated third-party content.

•	The Video Privacy Protection Act, which prohibits a video tape service provider from knowingly disclosing to any person personally identifiable information about a consumer.

•	The Digital Millennium Copyright Act (“DMCA”), which is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, and similar laws adopted by a number of states. These laws are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	The Telephone Consumer Protection Act of 1991 (“TCPA”) which, among other things, restricts the making of calls, faxes and texts by an autodialer unless proper consent is obtained or appropriate disclosures are given.

•	The Federal Trade Commission Act, Title 5 - Unfair & Deceptive Acts & Practices (the “FTC Act”) and similar laws adopted by a number of states which prohibit companies from engaging in unfair or deceptive acts, including misrepresenting data privacy and security. The Federal Trade Commission has been taking enforcement actions against companies for privacy violations under section 5 of the FTC Act.

•	The Federal Credit Card Accountability Responsibility and Disclosure Act of 2009, which was signed into law May 22, 2009, includes new provisions governing the use of gift cards, including specific disclosure requirements and a prohibition or limitation on the use of expiration dates and fees. A number of states have also adopted laws governing the use, expiration and escheatment of gift cards.

•	State Data Breach Notification Laws, which require companies to provide notice to consumers of the unauthorized acquisition of sensitive information. The requirements currently vary by jurisdiction and are subject to frequent changes.

We post on our Web sites our privacy notices, policies and practices concerning the collection, use, storage, transfer, and disposal of user data. Any failure by us to comply with our posted privacy notices, internal policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings that could potentially harm our business, results of operations and financial condition.

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

The foregoing and other existing or new legislation, laws, rules, directives, guidelines, regulations or other authority applicable to us could expose us to government investigations or audits, prosecution for violations of applicable laws and/or substantial liability, including penalties, damages, consent decrees, significant attorneys’ fees, expenses necessary to comply with such laws, rules, directives, guidelines, regulations or other authority or the need to modify our business practices.

Available Information

We make available, free of charge, on or through the Investors section of our Web site at www.corporate.americangreetings.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Such filings are available to the public from the SEC’s Web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington D.C. located at 100 F Street, N.E., Washington D.C. 20549. You may also obtain copies of any document filed by us at prescribed rates by writing to the Public Reference Section of the SEC at that address. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our Code of Business Conduct and Ethics is available on or through the Investors section of our Web site at www.corporate.americangreetings.com. Information contained on our Web site shall not be deemed incorporated into, or be part of, this report.

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

We have focused and expect to continue to focus our resources on our core greeting card business, developing new, and growing existing business, including by expanding Internet, mobile and other channels of electronic distribution to make American Greetings the natural and preferred social expressions solution, as well as by capturing any shifts in consumer demand. In addition, to the extent we are successful in expanding distribution and revenue in connection with expanding our market leadership, additional capital may be deployed as we may incur incremental costs associated with this expanded distribution, including upfront costs prior to any incremental revenue being generated. If incurred, these costs may be material. We also have been allocating, and expect to continue to allocate over roughly the next several years, resources, including capital, by modernizing our information technology systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. The timing of when we spend these amounts may vary from year to year depending on the pacing of the project, but the amounts that we spend could be material in any fiscal year. We currently expect to spend at least an additional $195 million, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, helping us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $195 million or that we will achieve the anticipated efficiencies or any cost savings.

Consumers shifting to value shopping may negatively impact our profitability.

Over the past several years, consumer shopping patterns have continued to evolve and that shift is impacting us. As consumers have been gradually shifting to value shopping, this shift is resulting in a change in mix of product sold to a higher proportion of value line cards that lowers the average price sold of our greeting cards and has an unfavorable impact on our gross margin percentage. We expect this trend to continue, which will put continued downward pressure on our historical gross margin percentage. Although we believe that we can mitigate some of the impact this trend may have on our gross margin percentage by continuing to focus on efficiency and cost reduction within all areas of the Corporation, we cannot assure you that we will be successful or that our gross margin percentage will not decrease.

We rely on a few customers for a significant portion of our sales.

A few of our customers are material to our business and operations. Net sales to our five largest customers, which include mass merchandisers, accounted for approximately 42% of total revenue in 2016, approximately 40% of total revenue in 2015 and approximately 39% of total revenue in 2014. Approximately 58% of the North American Social Expression Products segment’s revenue in each of 2016, 2015 and 2014 was attributable to its top five customers. Approximately 59%, 54% and 50% of the International Social Expression Products segment’s revenue in 2016, 2015 and 2014, respectively, excluding sales to the Retail Operations segment, was attributable to its top three customers. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 15% of total revenue in 2016, and approximately 14% of total revenue in 2015 and 2014. Net sales to Target Corporation accounted for approximately 14% of total revenue in 2016, and approximately 13% of total revenue in each of 2015 and 2014. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales to one of our large customers could materially and adversely affect our business, results of operations, cash flows and financial condition.

Difficulties in integrating acquisitions could adversely affect our business and we may not achieve the cost savings and increased revenues anticipated as a result of these acquisitions.

We continue to regularly evaluate potential acquisition opportunities to support and strengthen our business. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire candidates on acceptable terms or integrate acquired businesses successfully. Future acquisitions could cause us to take on additional compliance obligations as well as incur debt, contingent liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets, which may materially and adversely affect our business, results of operations and financial condition.

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

•	we remain subject to certain store leases on a contingent basis through our subleasing of stores to Schurman (as described in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, as of February 29, 2016, Schurman’s aggregate commitments to us under these subleases was approximately $2 million);

•	we are the predominant supplier of greeting cards and other social expression products to the retail stores operated by Schurman; and

•	we have provided credit support to Schurman, including a guaranty of up to $10 million in favor of the lenders under Schurman’s senior revolving credit facility as described in Note 1 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

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

We rely on foreign manufacturers and suppliers for various products we distribute to customers. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. We generally do not have long-term supply contracts with foreign suppliers and some of our imports are subject to existing or potential duties, tariffs or quotas. In addition, a portion of our current operations are conducted and located abroad. The success of our sales to, and operations in, foreign markets depends on numerous factors, many of which are beyond our control, including economic conditions in the foreign countries in which we sell our products. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as:

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

Also, new regulatory initiatives may be implemented that have an impact on the trading status of certain countries and may include changes to Mexico’s shelter maquiladora regulations, and the imposition of antidumping and countervailing duties or other trade-related sanctions, which could increase the cost of products or services purchased from suppliers in such countries.

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

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into United States dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the United States dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating income (and conversely, the weakening of the United States dollar against these foreign currencies has a positive impact). For the year ended February 29, 2016, foreign currency translation unfavorably affected revenues by $59.0 million and unfavorably affected income from continuing operations before income taxes by $2.5 million compared to the year ended February 28, 2015. Certain transactions, particularly in foreign locations, are denominated in other than that location’s local currency. Changes in the exchange rates between the two currencies from the original transaction date to the settlement date will result in a currency transaction gain or loss that directly impacts our reported earnings. For the year ended February 29, 2016, the impact of currency movements on these transactions unfavorably affected non-operating income by $1.8 million. The volatility of currency exchange rates may materially and adversely affect our results of operations.

The social expression industry is extremely competitive, and our business, results of operations and financial condition will suffer if we are unable to compete effectively.

The market for social expression products is large, evolving and intensely competitive, and we expect competition to increase in the future with the rapidly growing use by consumers of electronic devices and the Internet to express themselves and to communicate with others. We compete with the growing number of media by which consumers express themselves and connect with others, whether by way of traditional tangible greeting cards purchased at retail stores; tangible greeting cards that incorporate personalized messages and/or images purchased at retail stores, over the Internet or using mobile devices; electronic greeting cards delivered over the Internet or using mobile devices; or social media companies that host and enable mobile access to and posting of greetings and images. We face intense competition from a wide range of companies, ranging from small, family-run organizations to major corporations. Many of the companies with which we compete may have substantially greater financial, technical or marketing resources, a greater customer base, stronger brand or name recognition and a lower cost of funds than we do. Certain of these competitors may also have longstanding relationships with certain large customers to which they may offer products that we do not provide, putting us at a competitive disadvantage. As a result, our competitors may be able to:

•	adapt to changes in customer requirements or consumer preferences more quickly;

•	take advantage of acquisitions and other opportunities more readily;

•	devote greater resources to the marketing and sale of their products, including sales directly to consumers through the Internet; and

•	adopt more aggressive pricing policies.

There can be no assurance that we will be able to continue to compete successfully in this market or against such competition. If we are unable to introduce new and innovative products that are attractive to our customers and ultimate consumers, or if we are unable to allocate sufficient resources to effectively market and advertise our products to achieve widespread market acceptance, we may not be able to compete effectively, our sales may be adversely affected, we may be required to take certain financial charges, including asset impairments, and our results of operations and financial condition could otherwise be adversely affected.

We are subject to a number of restrictive covenants under our borrowing arrangements, which could affect our flexibility to fund ongoing operations, uses of capital and strategic initiatives, and, if we are unable to maintain compliance with such covenants, it could lead to significant challenges in meeting our liquidity requirements.

The terms of our borrowing arrangements contain a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in such activities as borrowing and making investments, capital expenditures and distributions on our capital stock, and engaging in mergers, acquisitions and asset sales. We are also subject to customary financial covenants, including a leverage ratio and an interest coverage ratio. These covenants restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These borrowing arrangements are described in more detail in “Liquidity and Capital Resources” under Part II, Item 7 and in Note 11 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. Compliance with some of these covenants is based on financial measures derived from our operating results. If economic conditions deteriorate, we may experience material adverse impacts to our business and operating results, such as through reduced customer demand and inflation. A decline in our business could make us unable to maintain compliance with these financial covenants, in which case we may be restricted in how we manage our business and deploy capital, including by limiting our ability to make acquisitions and dispositions and pay dividends. In addition, if we are unable to maintain compliance with our financial covenants or otherwise breach the covenants that we are subject to under our borrowing arrangements, our lenders could demand immediate payment of amounts outstanding and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all. In addition, our credit agreement is secured by substantially all of our domestic assets, including the stock of certain of our subsidiaries. If we cannot repay all amounts that we have borrowed under our credit agreement, our lenders could proceed against our assets.

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

We have been and may in the future be the subject of actions by third parties alleging infringement of proprietary rights, especially with respect to our Internet and mobile businesses.

We may be involved in various legal matters arising from the normal course of business activities. These include claims, suits and other proceedings involving alleged infringement of third-party patents and other intellectual property rights. In particular, the industry in which our Internet and mobile businesses operate is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed their intellectual property rights.

Changes in federal, state and local or foreign tax law and interpretations of existing tax law could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

We are subject to taxation at the federal, state or provincial and local levels in the U.S. and various other countries and jurisdictions. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, including those that may result from the Base Erosion Profit Shifting, or BEPS, initiative being conducted by the Organization for Economic Cooperation and Development. Additionally, changes in determinations regarding the jurisdictions in which we are subject to tax or the amount of income allocated to such jurisdictions could negatively impact our effective tax rate. Furthermore, from time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations.

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

To provide an assortment of relevant, compelling and superior product offerings, an important part of our business involves obtaining licenses to produce products based on various popular brands, celebrities, character properties, designs, copy, music and other material owned by third parties. In the event that we are not able to acquire or maintain advantageous licenses, we may not be able to meet changing customer demands and preferences for greeting cards and our other products, which could materially and adversely affect our business, results of operations and financial condition.

We may not realize the full benefit of the material we license from third parties if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

The agreements under which we license popular brands, celebrities, character properties, design, copy, music and other material owned by third parties usually require that we pay an advance and/or provide a minimum royalty guarantee that may be substantial. In some cases, these advances or minimums may be greater than what we will be able to recoup in profits from actual sales, which could result in write-offs of such amounts that would adversely affect our results of operations. In addition, we may acquire or renew licenses requiring minimum guarantee payments that may result in us paying higher effective royalties, if the overall benefit of obtaining the license outweighs the risk of potentially losing, not renewing or otherwise not obtaining a valuable license. When obtaining a license, we realize there is no guarantee that a particular licensed property will make a successful greeting card or other product in the eye of the ultimate consumer. Furthermore, there can be no assurance that a successful licensed property will continue to be successful or maintain a high level of sales in the future.

Our inability to protect or defend our intellectual property rights could reduce the value of our products and brands.

We believe that our trademarks, copyrights, trade secrets, patents and other intellectual property rights are important to our brands, success and competitive position. We rely on trademark, copyright, trade secrets and patent laws in the United States and similar laws in other jurisdictions and on confidentiality and other types of agreements with some employees, vendors, consultants and others to protect our intellectual property rights. Despite these measures, if we are unable to successfully file for, register or otherwise protect and enforce our rights or if these rights are infringed, invalidated, challenged, circumvented or misappropriated, our business could be materially and adversely affected. Also, we are, and may in the future be, subject to intellectual property rights claims in the United States or foreign countries, which could limit our ability to use certain intellectual property, products or brands in the future. Defending any such claims, even claims without merit, could be time-consuming, result in costly settlements, litigation or restrictions on our business and could damage our reputation.

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

During fiscal 2015 we sold our fixtures business and in the first quarter of fiscal 2016 we sold our Strawberry Shortcake property. During fiscal 2014, our fixtures business contributed revenue and operating income to our consolidated results of approximately $49.4 million and $17.4 million, respectively. During fiscal 2015, our Strawberry Shortcake property contributed royalty revenue to our consolidated results of approximately $14.6 million. As a result, our future results of operations will be lower than prior periods unless we are able to replace the revenue and operating income associated with these businesses through our remaining business operations, by means of future acquisitions or otherwise.

Increases in raw material and energy costs, and the consolidation of raw material suppliers and critical service providers, may materially raise our costs and materially impact our profitability.

Paper is a significant expense in the production of our greeting cards. Significant increases in paper prices or increased costs of other raw materials or energy, such as fuel, may result in declining margins and operating results if market conditions prevent us from passing these increased costs on to our customers through timely price increases on our greeting cards and other social expression products. In addition, the growing consolidation in the paper industry and small package freight industry is expected to reduce our negotiating position with such suppliers, which may make obtaining competitive terms more difficult.

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

We are party to collective bargaining contracts with our labor unions, which represent a large number of our employees. In particular, approximately 725 of our employees are unionized and are covered by collective bargaining agreements. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work-related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations with respect to chemical usage, air emissions, wastewater and storm water discharges and other releases into the environment as well as the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, these laws and regulations may give rise to claims, uncertainties or possible loss contingencies for future environmental remediation liabilities for which we are unable to predict the ultimate cost, which may be significant, or the effect on our operations. We have implemented various programs designed to protect the environment and comply with applicable environmental laws and regulations. The costs associated with these compliance and remediation efforts have not had and are not expected to have a material adverse effect on our financial condition, cash flows or operating results. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have a material and adverse effect on our business, results of operations and financial condition. The impact of increasingly stringent environmental laws and regulations, regulatory enforcement activities, the discovery of unknown conditions, and third-party claims for damages to the environment, real property or persons could result in additional liabilities and costs in the future. Additionally, some state governments (for instance Washington, California, Minnesota, Maine and Oregon) are increasingly introducing legislation to require consumer product manufacturers to report whether their products contain certain chemicals and/or to ban products containing certain chemicals which the state has determined to be of concern to the health and safety of its residents. Several of the chemicals already subject to such regulation are contained in our products and we believe we are in substantial compliance with current applicable state regulations, but we are unable to predict how many other states will implement such legislation, whether it will apply to our products, and the testing and administrative costs of compliance.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and cellular communications. Existing and future laws and regulations may impede the growth of the Internet or other online and cellular services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet, e-commerce and cellular technology as the vast majority of these laws were adopted prior to the advent of the Internet and/or text messaging and do not contemplate or address the unique issues raised by the Internet, e-commerce and/or text messaging. Those laws that do reference the Internet and/or text messaging are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the DMCA is intended, in part, to limit the liability of eligible online service providers for including (or for listing or linking to third-party Web sites that include) materials that infringe copyrights or other rights of others. Portions of the CDA, are intended to provide statutory protections to online service providers who distribute unrelated third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our online business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Video Privacy Protection Act and the Children’s Online Privacy Protection Act are intended to impose additional restrictions on the ability of online service providers to disclose personally identifiable information about a consumer or collect user information from minors, respectively. The FTC Act prohibits businesses from engaging in unfair or deceptive acts or practices, including by misrepresenting data privacy practices. The TCPA restricts the making of calls, faxes and texts by an autodialer unless proper consent is obtained or appropriate disclosures are made. In addition, any failure or perceived failure by us to comply with our privacy policies or privacy-related obligations to customers or other third parties may result in federal or state governmental enforcement actions, litigation, or negative public attention and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Many foreign jurisdictions, including those in which we do business, currently have significant limitations on the collection, use, storage, transfer and disposal of personal data of consumers and employees, and are considering the European Union’s 1995 Data Protection Directive. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

Failure to protect information of our user and employee base and our network against security breaches or failure to comply with security laws and regulations could damage our reputation and brands and substantially harm our business and results of operations.

An important component of our business involves the receipt and storage of information about our consumers, customers, employees and vendors. A significant challenge to e-commerce and communications is the secure transmission of information over public networks. Our failure to monitor, protect and prevent security breaches could damage our reputation and brands and harm our business and results of operations. In transactions conducted over the Internet, maintaining security for the transmission of information on our Web sites is essential to maintain consumer confidence and brand reputation. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.

Any compromise of our security could expose us to a risk of loss or litigation and possible liability, which could substantially harm our business and results of operations. In addition, we may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

Information technology infrastructure failures could significantly affect our business.

We depend heavily on our information technology infrastructure in order to achieve our business objectives. Portions of our information technology infrastructure are old and difficult to maintain. We could experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important information technology application, or an intentional disruption of our information technology systems. In addition, our information technology systems could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events. The disruptions caused by any such events could impede our ability to record or process orders, manufacture and ship in a timely manner, properly store images, or otherwise carry on our business in the ordinary course. Any such event could impact our ability to create, design or manufacture product, cause us to lose customers or revenue, damage our reputation, and could require us to incur significant expense to eliminate these problems and address related security concerns.

Continuing over the next several years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Such an implementation is expensive and carries substantial operational risk, including loss of data or information, unanticipated increases in costs, disruption of operations and business interruption. Further, we may not be successful implementing new systems or any new system may not perform as expected. This could have a material adverse effect on our business.

The project to relocate our world headquarters could result in cost overruns and disruptions to our operations.

Our project to construct and relocate to a new world headquarters was put on hold in connection with the Going Private Proposal. When the Merger closed, we resumed the project. The gross costs associated with the new world headquarters building, before any tax credits, loans or other incentives, are expected to be between approximately $150 million and $200 million. Although the majority of the cost of construction of the new world headquarters is expected to be financed through the Corporation’s affiliate, H L & L Property Company (“H L & L”), due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and we may have to dedicate additional funds to the project, including providing additional funds to H L & L or its direct or indirect parents. Furthermore, we may be unable to benefit from all of the state and local incentives made available to assist in the development of the new world headquarters if we are unable to satisfy the requirements that we must meet to receive the benefits. For example, certain of the incentives offered require us to maintain certain employment and payroll thresholds. If we are unable to satisfy these requirements, the benefits are subject to partial, and in some instances complete, reduction. In addition, the process of moving our world headquarters is inherently complex and not part of our day-to-day operations. Thus, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business.

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

We are indirectly owned and controlled by the Weiss family, some of whom are executive officers and directors of American Greetings and its subsidiaries, and who have the ability to control our policy and operations. The interests of the members of the Weiss family may not in all cases be aligned with interests of the holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the members of the Weiss family might conflict with the interests of holders of our debt. In addition, members of the Weiss family may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve heightened risks to holders of our debt.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 29, 2016, we owned or leased approximately 7.6 million square feet of plant, warehouse and office space throughout the world, of which approximately 1.4 million square feet is leased space. We believe our manufacturing and distribution facilities are well maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table summarizes, as of February 29, 2016, our principal plants and materially important physical properties and identifies as of such date the respective segments that use the properties described. In addition to the following, as of February 29, 2016, we also operated 397 card and gift retail stores throughout the United Kingdom, all of which were operated in premises that we leased from third parties. Although we sold our then existing North American retail operations segment in April 2009, in addition to the following, we remain subject to certain of the store leases on a contingent basis through our subleasing of stores to Schurman, which operates these retail stores throughout North America. For further information, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

*	— Indicates calendar year

	Approximate Square Feet Occupied		Expiration Date of Material Leases*
Location	Owned	Leased		Principal Activity
Cleveland, (1) (3) (5) Ohio		1,194,414	(6)	World Headquarters: General offices of North American Greeting Card Division; Plus Mark LLC; AG Interactive, Inc.; Cardstore, Inc.; AGC, LLC; Those Characters From Cleveland, Inc.; and Cloudco, Inc.; creation and design of greeting cards, gift packaging, party goods, stationery and giftware; marketing of electronic greetings; design licensing; character licensing

Bardstown, (1) Kentucky	413,500			Cutting, folding, finishing and packaging of greeting cards

Danville, (1) Kentucky	1,374,000			Distribution of everyday products including greeting cards

Osceola, (1) Arkansas	2,552,000			Cutting, folding, finishing and packaging of greeting cards and warehousing; distribution of seasonal products

Ripley, (1) Tennessee	165,000			Greeting card printing (lithography)

Greeneville, (1) Tennessee	1,000,000			Printing and packaging of seasonal greeting cards and wrapping items and order filling and shipping for Plus Mark LLC

Chicago, (1) Illinois		45,000	2018	Administrative offices of Papyrus-Recycled Greetings, Inc.

Fairfield, (1) California		10,700	(7)	General offices of Papyrus-Recycled Greetings, Inc.

Mississauga, (1) Ontario, Canada		38,000	2018	General offices of Carlton Cards Limited and Papyrus-Recycled Greetings Canada Ltd.

	Approximate Square Feet Occupied		Expiration Date of Material Leases*
Location	Owned	Leased		Principal Activity
Mulgrave, (2) Australia		30,000	2021	General offices of John Sands companies

Dewsbury, (2) England	430,000			General offices of UK Greetings Ltd. and distribution of greeting cards and related products

Bretton Park,(2) England	205,000			Warehouse and distribution center – Dewsbury

Corby, England (2)	136,000			Distribution of greeting cards and related products

Warehouse (2) Princewood Road, England		25,000	2018	Offices – Corby

London, England(4)		25,560	2024	General offices of Clinton Cards

(1)	North American Social Expression Products
(2)	International Social Expression Products
(3)	AG Interactive
(4)	Retail Operations
(5)	Non-reportable
(6)	Expiration date for the lease is no earlier than June 2016 and no later than December 2022
(7)	Currently leased on month-to-month basis

In addition to the foregoing, during May 2011, we announced that we plan to relocate our world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the Going Private Proposal, we announced plans in October 2013 to resume the project and on March 26, 2014, we purchased the land on which the new world headquarters will be built. We have leased the real property to our affiliate, H L & L, that is building the new world headquarters on the site. We have also entered into an operating lease with H L & L for the use of the approximately 600,000 square foot new world headquarters building, as well as an additional 60,000 square foot office building, each of which we expect to be ready for occupancy during 2016. Further details of the relocation undertaking are provided in Part III, Item 13 of this Annual Report, under “Related Persons Transactions – World headquarters relocation.”

Item 3.	Legal Proceedings

Information regarding legal proceedings is described in Note 16 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

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

As of August 9, 2013, as a result of the Merger, the Corporation had one shareholder, CIHC, which held 100 common shares of the Corporation.

Dividends. We paid the following dividends to our sole shareholder during the past two fiscal years:

Dividend Date	Amount
July 3, 2014	$9,865,000.00
August 15, 2014	$14,288,688.00
February 17, 2015	$13,919,488.00
June 25, 2015	$5,000,000.00
August 17, 2015	$13,893,750.00
August 20, 2015	$1,830,455.44
February 16, 2016	$13,893,750.00

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any equity securities in the three months ended February 29, 2016.

Item 6.	Selected Financial Data

Thousands of dollars

	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Summary of Operations
Net sales	$1,889,994	$1,986,352	$1,941,809	$1,842,544	$1,663,281
Total revenue	1,900,790	2,010,969	1,969,666	1,868,739	1,695,144
Goodwill and other intangible assets impairment	—	21,924	733	—	27,154
Interest expense	27,201	36,020	27,363	17,896	53,073
Net income	129,842	65,107	50,522	49,918	57,198
Financial Position
Inventories	227,456	248,577	254,761	242,447	208,945
Working capital	181,928	214,474	194,447	293,310	331,679
Total assets	1,603,449	1,535,695	1,602,443	1,583,463	1,549,464
Property, plant and equipment additions	86,018	91,166	54,097	114,149	78,207
Long-term debt	406,318	472,729	539,114	286,381	225,181
Shareholder’s equity	429,294	329,326	327,447	681,877	727,458
Net return on average shareholder’s equity from continuing operations	34.2%	19.8%	10.0%	7.1%	7.7%

(1)	During 2016, the Corporation received cash proceeds of $105.0 million and recognized a gain of $61.2 million on the sale of the Strawberry Shortcake character property. See Note 3 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. It also received cash proceeds of $24.1 million for the surrender of certain corporate-owned life insurance policies.

(2)	During 2015, the Corporation recognized a gain of $35.0 million on the sale of its display fixtures business, A.G. Industries, Inc. The Corporation also incurred a loss of $15.5 million on the sale of its current world headquarters location. See Note 3 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

(3)	During 2014, the Corporation incurred costs associated with the Merger, which included transaction costs and incremental compensation expense related to the settlement of stock options and modification and cancellation of outstanding restricted stock units and performance shares of $28.1 million. See Note 2 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

(4)	During 2013, the Corporation incurred charges of $35.7 million associated with the Clinton Cards acquisition, which includes a contract asset impairment charge, bad debt expense, legal and advisory fees and the impairment of debt acquired, as well as expenses of $6.9 million related to the Going Private Proposal.

(5)	During 2012, the Corporation recorded a loss of $30.8 million, which is included in “Interest expense,” related to the extinguishment of its 7.375% senior notes and 7.375% notes due 2016.

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

OVERVIEW

Founded in 1906, we design, manufacture, distribute and sell social expression products including everyday and seasonal greeting cards. Headquartered in Cleveland, Ohio, as of February 29, 2016, we employed approximately 27,500 associates around the world and are home to one of the world’s largest creative studios.

Our major domestic greeting card brands include American Greetings, Recycled Paper Greetings, Papyrus, Carlton Cards, Gibson, Tender Thoughts, Just For You, Today and Always, justwink, Inventions, and P.S. Hello. Our other domestic products include DesignWare party goods, and Plus Mark gift wrap and boxed cards. We also create and license our intellectual properties, such as the Care Bears characters. The Internet and wireless business unit, AG Interactive, is a leading provider of electronic greetings and other content for the digital marketplace. Our major Internet and wireless brands include AmericanGreetings.com, BlueMountain.com, justwink.com and Cardstore.com.

Our international operations include wholly-owned subsidiaries in the United Kingdom (also referred to herein as “UK”), Canada, Australia and New Zealand as well as licensees in countries around the world. As of February 29, 2016, we also operated 397 card and gift retail stores throughout the UK.

Business Strategy

Our objective is to continue to expand our position as a leading creator, manufacturer and distributor of social expression products by generating innovative products and services to meet the consumers’ needs to connect, express and celebrate life’s special moments. Our key strategic initiatives are to grow the greeting card business and focus on supply chain management and drive organizational efficiencies.

To grow the greeting card business, we will focus resources and further invest in our core greeting card business to enhance our product portfolio as well as expand channels of distribution. We seek to lead the category through differentiation and productivity, and thereby grow sales, primarily by concentrating efforts to enhance our product portfolio by leveraging one of the world’s largest creative studios and digital libraries of award-winning expressive content to create a full range of fresh and new greeting card designs each year; and expanding channels of distribution by developing and growing existing business, including by expanding Internet and other channels of electronic distribution over the long term to make us the natural and preferred greetings solution, as well as capture any shifts in consumer demand.

By focusing on supply chain management and organization efficiencies, we will seek to improve the way we develop, manufacture, distribute and service our products. In addition, we will continue to concentrate on ways to create sustainable cost savings by, among other things, continuously balancing the mix of manufacturing and outsourcing production and reducing overhead and fixed costs. We intend to maximize the profitability of greeting card sales by reducing cost of goods sold and improving the efficiency of shipments to reduce scrap, order filling, freight and merchandiser costs while maintaining sell-through productivity. We also intend to focus additional resources on streamlining back office processes in order to reduce general and administrative expenses. Additionally, while investment in the online and digital business is expected to continue, we plan to maintain a disciplined approach to marketing spend, investing in products and ventures that will continue to drive our market offerings and positioning.

The execution of these strategies will require us to incur incremental costs, which may include additional spending, including upfront costs prior to any incremental revenue being generated, which may adversely affect our operating results and cash flows.

Operating Results

Total revenue for 2016 was $1.90 billion, a decrease of approximately $110.2 million or 5.5% compared to the prior year. This decrease was primarily driven by the unfavorable impact of foreign currency translation of approximately $59 million, lower sales of greeting cards, and the decrease of revenue related to the sale of our display fixtures business at the end of the prior year second quarter and the Strawberry Shortcake character property (“Strawberry Shortcake”) at the beginning of the current year. These amounts were partially offset with increased sales of party goods and gift packaging products.

Operating income for 2016 was $219.0 million compared to $144.4 million in the prior year, an improvement of $74.6 million. The current and prior years were significantly impacted by business transactions, asset impairments and SBT implementations. The current year includes a gain of $61.2 million related to the sale of Strawberry Shortcake, for which we received $105.0 million in cash. The current year also includes income of $9.1 million from non-income based tax credits received from the State of Ohio under certain incentive programs made available to us in connection with the relocation of our world headquarters within Ohio. These credits had no comparable amounts in the prior year.

In addition, current year operating income includes non-cash net contract asset impairment charges of approximately $8 million, primarily related to a change in expected future economic benefit on certain fixed term customer agreements in the International Social Expression Products segment, and a non-cash fixed asset impairment charge of $4.1 million within the Retail Operations segment. The current year includes the unfavorable impact of approximately $5 million related to SBT implementations.

Operating income in the prior year period included a gain on the sale of the fixtures business of $35.0 million, loss on the sale of our current world headquarters building, a non-cash intangible asset impairment charge of $21.9 million, a contract asset impairment of $4.4 million related to a customer bankruptcy, fixed asset impairment charges of $3.7 million and the unfavorable impact of approximately $6 million related to SBT implementations.

Excluding the impact of the business transactions, asset impairments and SBT implementations, operating income was higher in the current year compared to the prior year, driven by higher earnings within the Retail Operations segment along with lower variable compensation expense within the Unallocated segment, offset by lower earnings in the International Social Expression Products and North American Social Expression Products segments.

Capital expenditures during the current year were approximately $86.0 million, a decrease of approximately $5.1 million from the prior year. The decrease in capital expenditures compared to 2015 related primarily to lower investments within our Retail Operations segment and a prior year purchase of a new building in the UK within our International Social Expression Products segment, substantially offset by increased investment in our systems refresh project.

RESULTS OF OPERATIONS

Comparison of the years ended February 29, 2016 and February 28, 2015

In 2016, net income was $129.8 million compared to $65.1 million in 2015.

Our results for 2016 and 2015 are summarized below:

(Dollars in thousands)	2016	% Total Revenue	2015	% Total Revenue
Net sales	$1,889,994	99.4%	$1,986,352	98.8%
Other revenue	10,796	0.6%	24,617	1.2%

Total revenue	1,900,790	100.0%	2,010,969	100.0%
Material, labor and other production costs	844,839	44.4%	882,337	43.9%
Selling, distribution and marketing expenses	656,799	34.6%	696,543	34.6%
Administrative and general expenses	252,983	13.3%	289,433	14.4%
Goodwill and other intangible assets impairment	—	0.0%	21,924	1.1%
Other operating income—net	(72,858)	(3.8%)	(23,674)	(1.2%)

Operating income	219,027	11.5%	144,406	7.2%
Interest expense	27,201	1.4%	36,020	1.8%
Interest income	(356)	(0.0%)	(2,639)	(0.1%)
Other non-operating expense – net	1,193	0.1%	319	0.0%

Income before income tax expense	190,989	10.0%	110,706	5.5%
Income tax expense	61,147	3.2%	45,599	2.3%

Net income	$129,842	6.8%	$65,107	3.2%

Revenue Overview

During 2016, consolidated net sales were $1.89 billion, down from $1.99 billion in the prior year. This 4.9%, or $96.4 million, decrease was driven by the unfavorable impact of foreign currency translation of approximately $59 million, lower sales from our display fixtures business, which was sold in the prior year second quarter, of approximately $20 million, lower sales of greeting cards of approximately $33 million, and the unfavorable impact of higher contract asset impairments (net of the recovery) of approximately $3 million. These decreases were partially offset by increased sales of party goods and gift packaging products of approximately $11 million and $7 million, respectively, and the favorable impact of fewer SBT implementations of approximately $1 million.

The contribution of each major product category as a percentage of net sales for the past two fiscal years was as follows:

	2016	2015
Everyday greeting cards	48%	48%
Seasonal greeting cards	25%	25%
Gift packaging and party goods	18%	17%
All other products*	9%	10%

*	The “All other products” classification includes, among other things, stationery, ornaments, custom display fixtures (prior to August 2014), stickers, online greeting cards, other online digital products and specialty gifts.

Other revenue, which is primarily driven by royalty revenue from our character properties, decreased $13.8 million from $24.6 million during 2015 to $10.8 million in 2016. The year-over-year decrease is primarily due to the sale of Strawberry Shortcake, which was completed in March 2015. As such, royalty revenue related to Strawberry Shortcake for the prior year does not have a comparative amount in the current year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for 2016 and 2015 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2016	2015	2016	2015	2016	2015
Unit volume	(2.8%)	1.2%	(1.3%)	3.0%	(2.3%)	1.7%
Selling prices	2.0%	4.6%	0.3%	1.2%	1.5%	3.5%
Overall increase / (decrease)	(0.9%)	5.8%	(1.0%)	4.2%	(0.9%)	5.3%

During 2016, total wholesale greeting card sales less returns decreased 0.9% compared to the prior year, with a 2.3% decrease in unit volume partially offset by an increase in selling prices of 1.5%. The overall decrease was driven primarily by decreases in unit volume from both our everyday and seasonal greeting cards in our North American Social Expression Products and International Social Expression Products segments. Partially offsetting these decreases were increases in selling prices from our everyday greeting cards in our North American Social Expression Products segment and seasonal greeting cards in our International Social Expression Products segment.

Everyday card sales less returns were down 0.9% compared to the prior year, as a result of a decrease of 2.8% in unit volume, partially offset by an increase in selling prices of 2.0%. The increase in selling prices was driven primarily by general price increases, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume decline was primarily driven by soft retail productivity within our North American Social Expression Products and International Social Expression Products segments.

Seasonal card sales less returns decreased 1.0%, with unit volume decreasing by 1.3%, partially offset by selling price, which increased 0.3%. The decrease in unit volume was attributable to our Valentine’s Day and Easter programs in both our North American Social Expression Products and International Social Expression Products segments and the Christmas program in our International Social Expression Products segment. These decreases were partially offset by unit volume increases in our Mother’s Day and Father’s Day programs in both our North American Social Expression Products and International Social Expression Products segments and our Christmas program in our North American Social Expression Products segment. The increase in selling prices was driven by our Valentine’s Day program in both our North American Social Expression Products and International Social Expression Products segments, our Mother’s Day program in our North American Social Expression Products segment and our Christmas program in our International Social Expression Products segment. Offsetting these increases were decreases in selling prices in our Easter and Father’s Day programs in both our North American Social Expression Products and International Social Expression Products segments, our Christmas program in our North American Social Expression Products segment and our Mother’s Day program in our International Social Expression Products segment.

Expense Overview

Material, labor and other production costs (“MLOPC”) for 2016 were $844.8 million, a decrease of $37.5 million from $882.3 million in the prior year. As a percentage of total revenue, these costs were 44.4% in 2016 compared to 43.9% in 2015. The dollar decrease was primarily due to the favorable impact of foreign currency translation of approximately $27 million, the elimination of approximately $20 million of costs related to the display fixtures business that was sold in the prior year second quarter, the favorable impact on lower sales in our wholesale business and higher gross margin on consistent sales in our Retail Operations segment, and the positive impact of a smaller inventory build of intercompany-supplied products in the Retail Operations segment in the current year compared to the prior year, and thus less elimination of intercompany profit in inventory, year-over-year. Partially offsetting these decreases were higher product content of approximately $6 million and higher production expenses of approximately $15 million.

Selling, distribution and marketing expenses (“SDM”) for 2016 were $656.8 million, a decrease of $39.7 million from $696.5 million in the prior year. As a percentage of total revenue, these costs were 34.6% in both the current year and prior year. The dollar decrease was primarily driven by the favorable impact of foreign currency translation of approximately $27 million, lower supply chain costs of approximately $5 million, the elimination of approximately $2 million related to the display fixtures business that was sold in the prior year second quarter, lower store operating expenses in our Retail Operations segment of approximately $2 million and other general cost savings of approximately $3 million.

Administrative and general expenses for 2016 were $253.0 million, a decrease of $36.4 million from $289.4 million in the prior year. This decrease was driven primarily by lower variable compensation expense in the current year of approximately $14 million, the favorable impact of foreign currency translation of approximately $5 million, the elimination of approximately $2 million related to the display fixtures business that was sold in the prior year second quarter, the elimination of expenses related to the former stock compensation program of approximately $7 million, approximately $7 million of lower costs in this category related to our Retail Operations segment and other general cost savings of approximately $1 million.

A non-cash intangible asset impairment charge of $21.9 million was recorded in 2015, which fully impaired the Clinton Cards tradename. There was no comparable charge in the current year.

Other operating income - net was $72.9 million during the current year compared to $23.7 million in the prior year. The current year includes a gain on the sale of Strawberry Shortcake of $61.2 million and income of $9.1 million from the non-income based tax credits received from the State of Ohio under certain incentive programs made available to us in connection with the relocation of our world headquarters within Ohio. The prior year included a gain on the sale of our display fixtures business, AGI In-Store, of $35.0 million, partially offset by a non-cash loss recorded upon sale of our current world headquarters location of $15.5 million. In addition, in the prior year, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an impairment recovery related to the senior secured debt of Clinton Cards that we acquired in May 2012 and subsequently impaired. The recovery was $3.4 million in the prior year.

Interest expense was $27.2 million during the current year, down from $36.0 million in the prior year. The decrease of $8.8 million was primarily attributable to lower debt levels in the current year, as a result of $140 million of prepayments on our term loans in the fourth quarter of 2015 and the first quarter of the current year. For further information related to our borrowings, see Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Interest income was $0.4 million in the current year compared to $2.6 million in the prior year. During the prior year, as part of the Clinton Cards bankruptcy administration, we received a cash distribution as part of the liquidation process that included $2.5 million of interest on our senior secured debt of Clinton Cards that was previously not expected to be received.

The effective tax rate was 32.0% and 41.2% during 2016 and 2015, respectively. The lower than statutory rate for the current fiscal year was due to the domestic production activities deduction, the tax treatment of corporate-owned life insurance, the benefit of dual consolidated losses of the Corporation’s branches, changes in uncertain tax benefits, and federal provision to return adjustments. This decrease was partially offset by losses in our foreign jurisdictions that have lower tax rates. The higher than statutory rate in the prior year was primarily due to the surrender of certain corporate-owned life insurance policies that resulted in an increase in tax expense of $28.3 million. The increase was partially offset by the benefit of dual consolidation losses of our branches totaling $13.3 million and the benefit of the net release of valuation allowances of $4.2 million.

Segment Results

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products segment primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC 280”), “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, sourcing processes, types of customers and distribution methods. At February 29, 2016, we operated 397 card and gift retail stores in the UK through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Non-reportable segment primarily includes licensing activities and, prior to the disposition of AGI In-Store on August 29, 2014, the design, manufacture and sales of display fixtures.

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

North American Social Expression Products Segment

(Dollars in thousands)	2016	2015	% Change
Total revenue	$1,317,277	$1,316,617	0.1%
Segment earnings	203,859	193,176	5.5%

Total revenue of our North American Social Expression Products segment increased $0.7 million compared to the prior year. The prior year included a contract asset impairment and the current year includes a slight recovery of that impairment, causing a net year-over-year favorable variance of approximately $5 million. The remaining increase was primarily driven by increased sales of gift packaging, party goods and other ancillary products of approximately $23 million, and the favorable impact of fewer SBT implementations during the year of approximately $1 million. These improvements were offset by the unfavorable impact of foreign currency translation of approximately $14 million, and lower sales of greeting cards of approximately $14 million.

Segment earnings increased $10.7 million compared to the prior year. The increase was driven primarily by the prior year non-cash loss related to the sale of our current world headquarters location, of which approximately $13 million of the total loss of $15.5 million was recorded within the North American Social Expression Products segment, and the contract asset impairment noted above. In addition, the current year includes the impact of higher revenue before the impact of foreign currency translation, which provided approximately $2 million of additional gross margin, offset by the unfavorable impact of foreign currency translation of approximately $5 million and higher technology costs of approximately $4 million.

International Social Expression Products Segment

(Dollars in thousands)	2016	2015	% Change
Total revenue	$206,351	$257,596	(19.9%)
Segment (loss) earnings	(11,710)	7,508	(256.0%)

Total revenue of our International Social Expression Products segment decreased $51.2 million compared to the prior year. The decrease was primarily driven by the unfavorable impact of foreign currency translation of approximately $21 million, lower sales of greeting cards of approximately $20 million, the unfavorable impact of contract asset impairments of approximately $9 million, and decreased sales of other ancillary products of approximately $1 million. The majority of the lower sales of greeting cards were due to the reduced distribution to a significant customer that is expected to continue into next fiscal year.

Segment earnings decreased $19.2 million compared to the prior year. The decreased earnings were primarily driven by the impact of lower sales, including the contract asset impairment charges of approximately $9 million, increased product and scrap costs, partially offset by lower supply chain and general and administrative costs.

Retail Operations Segment

(Dollars in thousands)	2016	2015	% Change
Total revenue	$313,759	$336,860	(6.9%)
Segment loss	(22,904)	(35,007)	34.6%

Total revenue of our Retail Operations segment decreased $23 million compared to the prior year. The decrease was driven by the unfavorable impact of foreign currency translation of approximately $23 million. During the current year, net sales at stores open one year or more were higher by approximately 1.2% compared to the prior year.

Segment loss decreased $12.1 million compared to the prior year. The decrease was driven by lower store operating and overhead costs of approximately $9 million, a slightly higher gross margin on flat sales before the impact of foreign currency translation, and the net favorable impact of foreign exchange translation on the loss of approximately $2 million. The current and prior year results include fixed asset impairment charges of approximately $4.1 million and $3.7 million, respectively.

AG Interactive Segment

(Dollars in thousands)	2016	2015	% Change
Total revenue	$56,483	$58,995	(4.3%)
Segment earnings	19,126	21,668	(11.7%)

Total revenue of our AG Interactive segment decreased $2.5 million compared to the prior year. The decrease in revenue was driven by lower subscription revenue and the unfavorable impact of foreign currency translation of approximately $1 million. As of February 29, 2016, AG Interactive had approximately 3.4 million online paid subscriptions as compared to approximately 3.5 million at February 28, 2015.

Segment earnings decreased $2.5 million in the current year, primarily due to decreased revenue and the unfavorable impact of foreign currency translation of approximately $1 million.

Non-reportable Segment

(Dollars in thousands)	2016	2015	% Change
Total revenue	$6,920	$40,901	(83.1%)
Segment earnings	59,135	9,810	502.8%

Total revenue from our Non-reportable segment decreased $34.0 million compared to the prior year. Approximately $20 million of the decrease is related to sales in the prior year of the display fixtures business that was sold at the end of the prior year second quarter, and a decrease in revenue of approximately $14 million due to the sale of Strawberry Shortcake in March of the current year.

Compared to the prior year, segment earnings increased $49.3 million, which was primarily due to the gain of $61.2 million recorded in connection with the sale of Strawberry Shortcake, offset by the operational impact of that sale.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt and domestic profit-sharing and 401(k) match expense. Unallocated items also include costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

(Dollars in thousands)	2016	2015
Interest expense	$(27,201)	$(36,020)
Profit-sharing and 401(k) match expense	(14,200)	(13,755)
Corporate overhead expense	(15,116)	(36,674)

Total Unallocated	$(56,517)	$(86,449)

Interest expense for the current year decreased approximately $8.8 million, primarily attributable to lower debt levels in the current year, as a result of $140 million of prepayments on our term loans in the fourth quarter of 2015 and the first quarter of the current year. For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Corporate overhead expense in the current year includes income of $9.1 million from non-income based tax credits received from the State of Ohio for certain incentive programs made available to us in connection with the relocation of our world headquarters within Ohio. See Note 4, “Other Income and Expense,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information. Corporate overhead expense in the prior year included the gain on sale of our display fixtures business of $35.0 million and a loss on disposal related to the sale of our world headquarters location. In conjunction with the sale, we incurred a total non-cash loss on disposal of $15.5 million, of which $2.2 million was recorded within the Unallocated segment. In addition, a non-cash intangible asset impairment charge of $21.9 million was recorded in 2015, which fully impaired the Clinton Cards tradename. Also, variable compensation was approximately $20 million less in the current year compared to 2015.

Comparison of the years ended February 28, 2015 and 2014

In 2015, net income was $65.1 million compared to $50.5 million in 2014.

Our results for 2015 and 2014 are summarized below:

(Dollars in thousands)	2015	% Total Revenue	2014	% Total Revenue
Net sales	$1,986,352	98.8%	$1,941,809	98.6%
Other revenue	24,617	1.2%	27,857	1.4%

Total revenue	2,010,969	100.0%	1,969,666	100.0%
Material, labor and other production costs	882,337	43.9%	857,227	43.5%
Selling, distribution and marketing expenses	696,543	34.6%	685,088	34.8%
Administrative and general expenses	289,433	14.4%	297,443	15.1%
Goodwill and other intangible assets impairment	21,924	1.1%	733	0.0%
Other operating income – net	(23,674)	(1.2%)	(7,718)	(0.4%)

Operating income	144,406	7.2%	136,893	7.0%
Interest expense	36,020	1.8%	27,363	1.4%
Interest income	(2,639)	(0.1%)	(400)	(0.0%)
Other non-operating expense (income)—net	319	0.0%	(3,296)	(0.2%)

Income before income tax expense	110,706	5.5%	113,226	5.8%
Income tax expense	45,599	2.3%	62,704	3.2%

Net income	$65,107	3.2%	$50,522	2.6%

Revenue Overview

During 2015, consolidated net sales were $1.99 billion, up from $1.94 billion in 2014. This 2.3%, or $44.5 million, increase was driven by higher sales of greeting cards of approximately $44 million, increased sales of gift packaging, party goods and other ancillary products of approximately $22 million, the favorable impact of fewer SBT implementations during the year of approximately $8 million and the favorable impact of foreign currency translation of approximately $4 million. These increases were partially offset by lower sales from our display fixtures business, which was sold during the second quarter of 2015, of approximately $29 million and a contract asset impairment related to a customer bankruptcy of approximately $4 million

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

During 2015, total wholesale greeting card sales less returns increased 5.3% compared to 2014, with a 3.5% increase in selling prices and a 1.7% increase in unit volume. The overall increase was driven primarily by increases in selling prices and unit volume from both our everyday and seasonal greeting cards in our North American Social Expression Products segment. Also contributing to the overall increase were increases in selling prices from everyday cards and improvement in unit volume from seasonal cards in the International Social Expression Products segment.

Everyday card sales less returns were up 5.8% compared to 2014, as a result of increases in selling prices of 4.6% and unit volume of 1.2%. The increase in selling prices was driven by general price increases and favorable product mix within the core product line, which more than offset the continued unfavorable shift to a higher proportion of value cards. The unit volume improvement was primarily driven by additional distribution with existing customers in the North American Social Expression Products segment.

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

Expense Overview

MLOPC for 2015 were $882.3 million, an increase of $25.1 million from $857.2 million in 2014. As a percentage of total revenue, these costs were 43.9% in 2015 compared to 43.5% in 2014. The increase was primarily due to the impact of higher sales and unfavorable product mix in 2015 as well as the unfavorable impact of foreign currency translation of approximately $4 million. Partially offsetting these increases were lower product display material costs and the elimination of costs related to the display fixtures business that was sold in the second quarter of 2015.

SDM for 2015 were $696.5 million, an increase of $11.4 million from $685.1 million in 2014. As a percentage of total revenue, these costs were 34.6% in 2015 compared to 34.8% in 2014. The dollar increase was primarily driven by higher supply chain costs of approximately $3 million, the unfavorable impact of foreign currency translation of approximately $4 million and increased retail store expenses of approximately $10 million, which included approximately $4 million of fixed asset impairment charges. Partially offsetting these increases were lower sales, marketing and product management expenses of approximately $4 million and the elimination of approximately $2 million of costs related to the display fixtures business that was sold in the second quarter of 2015.

Administrative and general expenses for 2015 were $289.4 million, a decrease of $8.0 million from $297.4 million in 2014. 2014 included costs and fees of approximately $28 million related to the Merger (See Note 2, “Merger,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information). Also contributing to the decrease were lower costs in the AG Interactive segment of approximately $3 million driven by 2014 cost savings initiatives, the elimination of approximately $2 million of costs related to the display fixtures business that was sold in the second quarter of 2015 and other general cost savings of approximately $3 million. These decreases were partially offset by approximately $22 million of higher variable compensation expense related to corporate bonus and long-term incentive programs and higher technology costs of approximately $6 million.

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

Other operating income was $23.7 million during 2015 compared to $7.7 million in 2014. The increase was driven primarily by the gain on the sale of our display fixtures business of $35.0 million, partially offset by a non-cash loss recorded upon sale of our current world headquarters location of $15.5 million. In addition, in both 2015 and 2014, based on updated estimated recovery information provided in connection with the Clinton Cards bankruptcy administration, we recorded an impairment recovery related to the senior secured debt of Clinton Cards that we acquired in May 2012 and subsequently impaired. The recovery was $3.4 million in 2015 and $4.9 million in 2014. The 2015 recovery represents the full recovery of the impairment. The income related to the impairment recovery in 2015 was partially offset by other expenses of $2.1 million related to the Clinton Cards bankruptcy administration.

Interest expense was $36.0 million during 2015, up from $27.4 million in 2014. The increase of $8.6 million was primarily attributable to increased borrowings in connection with the Merger as well as the impact of the credit facility amendment and term loan prepayments. In 2015 there were twelve months of interest on these increased borrowings while 2014 included slightly less than seven months. For further information related to our borrowings, see Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Interest income was $2.6 million in 2015 compared to $0.4 million in 2014. During 2015, as part of the Clinton Cards bankruptcy administration, we received a cash distribution as part of the liquidation process that included $2.5 million of interest on our senior secured debt of Clinton Cards that was previously not expected to be received.

Other non-operating expense (income) – net was expense of $0.3 million in 2015, compared to $3.3 million of income in 2014. Included in 2014 is a gain of $3.3 million associated with our investment in a third party.

The effective tax rate was 41.2% and 55.4% during 2015 and 2014, respectively. The higher than statutory rate in 2015 was primarily due to the surrender of certain corporate-owned life insurance policies that resulted in an increase in tax expense of $28.3 million. The increase was partially offset by the benefit of dual consolidation losses of our branches totaling $13.3 million and the benefit of the net release of valuation allowances of $4.2 million. The higher than statutory tax rate in 2014 was due to an increase of $12.6 million to the valuation allowance against certain net operating loss and foreign tax credit carryforwards that we believed at the time would expire unused and an increase in the state income tax expense due to the receipt of intercompany foreign dividends. The valuation allowance was recorded in accordance with Internal Revenue Code section 382 and 383 due to the Merger as previously disclosed.

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

Total revenue of our North American Social Expression Products segment increased $62.8 million in 2015 compared to 2014. The increase was primarily driven by higher sales of greeting cards of approximately $40 million, increased sales of gift packaging, party goods and other ancillary products of approximately $28 million and the favorable impact of fewer SBT implementations during the year of approximately $7 million. These favorable items were partially offset by the unfavorable impact of foreign currency translation of approximately $8 million and a contract asset impairment related to a customer bankruptcy of approximately $4 million.

Segment earnings increased $20.7 million in 2015 compared to 2014. The increase was driven by the impact of higher revenues which provided approximately $51 million of additional gross margin, including the favorable impact of fewer SBT implementations of approximately $6 million. This improvement in earnings was partially offset by a non-cash loss related to the sale of our current world headquarters location, of which approximately $13 million of the total loss of $15.5 million was recorded within the North American Social Expression Products segment, an increase in variable compensation expense of approximately $7 million, higher technology costs of approximately $6 million and increased supply chain costs of approximately $4 million.

International Social Expression Products Segment

(Dollars in thousands)	2015	2014	% Change
Total revenue	$257,596	$249,790	3.1%
Segment earnings	7,508	9,270	(19.0%)

Total revenue of our International Social Expression Products segment increased $7.8 million in 2015 compared 2014. The increase was primarily driven by higher sales of greeting cards of approximately $5 million, the favorable impact of fewer SBT implementations during the year of approximately $1 million and the favorable impact of foreign currency translation of approximately $2 million.

Segment earnings decreased $1.8 million in 2015 compared to 2014. Segment earnings were unfavorably impacted by upfront costs related to cost savings initiatives and a lower gross margin percentage driven by lower seasonal yield rates, an unfavorable pricing rate variance and higher product content costs.

Retail Operations Segment

(Dollars in thousands)	2015	2014	% Change
Total revenue	$336,860	$332,066	1.4%
Segment loss	(35,007)	(4,637)	(654.9%)

Total revenue of our Retail Operations segment increased $4.8 million in 2015 compared to 2014. The increase was driven by the impact of favorable foreign exchange translation of approximately $10 million. During 2015, net sales at stores open one year or more were down approximately 2.4% compared to 2014.

Segment earnings decreased $30.4 million in 2015 compared to 2014. The lower segment earnings were the result of lower sales (excluding the impact of foreign exchange translation), lower gross margins and higher store operating costs, as well as fixed asset impairment charges of approximately $4 million. The lower gross margins were the result of increased promotional pricing activities and increased inventory shrink expense. The majority of the higher store operating costs was the result of new store openings. While we were disappointed with 2015’s operating results, we continue to adjust our strategies to better position ourselves within the very competitive UK retail environment and we remain committed to achieving the multi-year turnaround of the business.

AG Interactive Segment

(Dollars in thousands)	2015	2014	% Change
Total revenue	$58,995	$61,084	(3.4%)
Segment earnings	21,668	15,540	39.4%

Total revenue of our AG Interactive segment decreased $2.1 million in 2015 compared to 2014. The decrease in revenue was driven primarily by lower subscription revenue. As of February 28, 2015, AG Interactive had approximately 3.5 million online paid subscriptions as compared to approximately 3.7 million at February 28, 2014.

Despite the lower revenue, segment earnings increased $6.1 million in 2015. The earnings improvement was the result of significant cost savings programs initiated in 2014 that have driven costs lower in most functional areas of the business.

Non-reportable Segment

(Dollars in thousands)	2015	2014	% Change
Total revenue	$40,901	$72,884	(43.9%)
Segment earnings	9,810	24,521	(60.0%)

Total revenue from our Non-reportable segment decreased $32.0 million in 2015 compared to 2014. Approximately $29 million of the decrease is related to the display fixtures business that was sold at the end of the second quarter of 2015. In addition, during the first half of 2015, when we owned the display fixtures business, revenue was substantially lower than 2014 due to a contract to supply fixtures to a large consumer electronics company that did not recur in 2015.

Segment earnings decreased $14.7 million in 2015 compared to 2014. This decrease was primarily driven by the display fixtures business, due to lower sales volume, unfavorable product mix and higher operating costs during the first half of 2015. As noted above, the fixtures business was sold in the second quarter of 2015.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt, domestic profit-sharing and 401(k) match expense and stock-based compensation expense. Unallocated items also include costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

(Dollars in thousands)	2015	2014
Interest expense	$(36,020)	$(27,363)
Profit-sharing and 401(k) match expense	(13,755)	(14,219)
Stock-based compensation expense	—	(13,812)
Corporate overhead expense	(36,674)	(48,576)

Total Unallocated	$(86,449)	$(103,970)

Interest expense for 2015 increased approximately $9 million, primarily due to increased borrowings in connection with the Merger as well as the impact of the credit facility amendment and term loan prepayments. In 2015 there are twelve months of interest on these increased borrowings while 2014 included slightly less than seven months. For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Stock-based compensation expense in 2014 includes approximately $4 million of non-cash stock-based compensation prior to closing of the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the closing of the Merger, a portion of which was non-cash. There is no stock-based compensation subsequent to the closing of the Merger as these plans were converted into cash compensation plans. Expense related to these plans is included in corporate overhead expense for 2015.

Corporate overhead expense in 2015 includes the gain on sale of our display fixtures business of $35.0 million and a loss on disposal related to the sale of our world headquarters. During 2015, we sold our world headquarters location and incurred a total non-cash loss on disposal of $15.5 million, of which $2.2 million was recorded within the Unallocated segment. See Note 3, “Acquisitions and Dispositions,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information. A non-cash intangible asset impairment charge of $21.9 million was recorded in 2015, as indicators emerged during the period, fourth quarter holiday results in particular, that led us to adjust our future cash flow expectations. As such, as we performed our annual impairment testing of indefinite-lived intangible assets during the fourth quarter of 2015, we determined that the Clinton Cards tradename was fully impaired. In 2015 there is also approximately $19 million of higher variable compensation expense compared to 2014. Corporate overhead expense in 2014 included costs related to the Merger of $17.5 million. See Note 2, “Merger,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information.

Liquidity and Capital Resources

Operating Activities

During the year, cash flow from operating activities provided cash of $127.4 million compared to $130.4 million in 2015, a decrease of $3.0 million. Cash flow from operating activities for 2015 compared to 2014 decreased by $29.7 million from $160.1 million in 2014.

Accounts receivable, net of the effect of acquisitions and dispositions, was a source of cash of $4.0 million in 2016 compared to a use of cash of $13.2 million in 2015 and a source of cash of $8.4 million in 2014. As a percentage of net sales for the years then ended, net accounts receivable was 5.0% and 5.2% at February 29, 2016 and February 28, 2015, respectively. The year-over-year fluctuations occurred primarily within our North American Social Expression Products and International Social Expression Products segments and were primarily due to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current period compared to the prior periods.

Inventories, net of the effect of acquisitions and dispositions, were a source of cash of $12.4 million in 2016 compared to uses of cash in 2015 and 2014 of $20.3 million and $6.8 million, respectively. The source of cash in 2016 was primarily the result of an inventory efficiency initiative that reduced warehouse inventory levels within our North American Social Expression Products segment. In 2015, the use of cash was primarily due to our International Social Expressions and Retail Operations segments that grew inventory by approximately $8 million and $5 million, respectively. In addition, inventory increased within our display fixtures business by approximately $8 million prior to the sale of that business in the second quarter of 2015. In 2014, the use of cash was driven primarily by our Retail Operations segment that grew inventory by approximately $13 million, partially offset by lower inventory levels within our North American Social Expression Products segment.

Deferred costs – net generally represents payments under agreements with retailers net of the related amortization of those payments. During 2016, amortization exceeded payments by $12.9 million. Payments exceeded amortization in 2015 and 2014 by $10.1 million and $22.2 million, respectively. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities, net of the effect of acquisitions and dispositions, were a use of cash of $41.3 million in 2016, compared to a source of cash of $45.4 million in 2015 and a source of cash of $2.0 million in 2014. The change in cash usage from a source in 2015 to a use in 2016 was attributable to higher annual and long-term variable compensation payments during the current year compared to the same period in the prior year, an increase in accounts payable payments in our North American Social Expression Products segment due to normal year-over-year timing of business transactions, and lower accounts payable balance in our International Social Expression Products segment as a result of the cessation of manufacturing operations in the current year. The 2015 growth in accounts payable and other liabilities compared to 2014, and thus an increase in cash flow, was partially due to increased accruals related to our annual and long-term variable compensation programs, as well as normal year-over-year timing of business transactions and related payments.

Investing Activities

Investing activities provided cash of $38.2 million compared to using cash of $16.7 million and $32.7 million in 2015 and 2014, respectively. The current year includes proceeds of $105.0 received from the sale of Strawberry Shortcake and proceeds of $24.1 million received from the surrender of certain corporate-owned life insurance policies. These cash inflows were partially offset by cash paid for capital expenditures of $86.0 million, cash paid for acquired character property rights of $2.8 million, and a payment of $3.2 million related to the final working capital adjustments made in connection with the sale of our display fixtures business.

In 2015, proceeds were received from the sale of our display fixtures business and the sale of our current world headquarters of $73.7 million and $13.5 million, respectively. In addition, we received cash proceeds of $9.9 million from H L & L related to the sale of certain assets previously purchased by us for the new world headquarters, $11.9 million from the Clinton Cards bankruptcy administration, and $2.4 million from the surrender of certain corporate-owned life insurance policies. Partially offsetting these cash inflows were cash payments of $91.2 million and $37.7 million for capital expenditures and acquired character property rights, respectively. The increase in capital expenditures compared to 2014 related primarily to increased investments within our Retail Operations segment, the purchase of a new building in the UK within our International Social Expression Products segment and the land related to our new world headquarters.

The use of cash during 2014 was primarily driven by cash payments of $54.1 million for capital expenditures, partially offset by the receipt of a cash distribution of $12.1 million related to our investment in a third party and proceeds of $7.6 million from the Clinton Cards bankruptcy administration.

Financing Activities

Financing activities used $103.9 million of cash during 2016 compared to $129.3 million in 2015 and $153.0 million in 2014. The primary use of cash in each of the current and prior year related to scheduled quarterly payments and voluntary prepayments on the term loan, which totaled $65.0 million and $90.0 million in 2016 and 2015, respectively. In addition, we paid cash dividends of $34.6 million in 2016 and $38.1 million during 2015.

The use of cash in 2014 was primarily attributable to activities necessary to effect the Merger. These activities included net borrowings of $264.5 million under our new credit agreement, a contribution of $240.0 million from our parent company, Century Intermediate Holding Company (“Parent”), and cash payments totaling $568.3 million to complete the Merger and cancel outstanding shares. In addition, we paid cash dividends of $85.0 million, of which $9.6 million was paid to shareholders prior to the Merger and $75.4 million was paid to Parent after the Merger.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $485 million at February 29, 2016, which included $185 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $273.5 million in the aggregate was unused as of February 29, 2016. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At February 29, 2016, we had no borrowings outstanding under the revolving credit facility or the accounts receivable securitization facility. We had, in the aggregate, $26.5 million outstanding under letters of credit, which reduced the total credit availability thereunder as of February 29, 2016.

For further information, refer to the discussion of our borrowing arrangements as disclosed in Note 11, “Debt,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

Credit Facilities

In connection with the closing of the Merger, on August 9, 2013, we entered into a $600 million secured credit agreement (“Credit Agreement”), which provides for a $350 million term loan facility (“Term Loan Facility”) and a $250 million revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Term Loan Facility was fully drawn on August 9, 2013, the effective date of the Merger (“Merger Date”). We issued the Term Loan Facility at a discount of $10.8 million. The Term Loan Facility requires us to make quarterly payments of $5 million through May 31, 2019 and a final payment of $235 million on August 9, 2019. Voluntary prepayments without penalty or premium are permitted. During 2016 and 2015 we made voluntary prepayments of $65 million and $75 million, respectively, on the Term Loan Facility, thereby eliminating all future payments prior to this facility’s due date in 2020. We may elect to increase the commitments under each of the Term Loan Facility and the Revolving Credit Facility up to an aggregate amount of $150 million. The proceeds of the term loans and the revolving loans borrowed on the Merger Date were used to fund a portion of the Merger consideration and pay fees and expenses associated therewith. Revolving loans borrowed under the Credit Agreement after the Merger Date were used for working capital and general corporate purposes.

On January 24, 2014, we amended the Credit Agreement to among other things, permit (i) specified corporate elections and tax distributions associated with a conversion from a “C corporation” to an “S corporation” for U.S.

federal income tax purposes, (ii) to make a one-time restricted payment of up to $50 million to Parent and recurring restricted payments to enable the payment of current interest on the PIK Notes (as defined in the “Capital Deployment and Investments” section below), and (iii) to make certain additional capital expenditures each year primarily related to the our information systems refresh project. The Credit Agreement was further amended on September 5, 2014. This amendment modified the Credit Agreement to among other things (i) reduce the interest rates applicable to the term loan and revolving loans, (ii) eliminate the London Interbank Offered Rate (“LIBOR”) floor interest rate used in the determination of interest charged on Eurodollar revolving loans, (iii) reduce the commitment fee applicable to unused revolving commitments and (iv) reset the usage term of the general restricted payment basket with effect from September 5, 2014. As a result of this amendment, certain changes in the syndicated lending group and the voluntary prepayments made on the term loan facility, we expensed $2.8 million of unamortized financing fees and issuance costs in 2015. An additional $1.9 million was expensed in the current year as a result of the voluntary prepayments.

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

Accounts Receivable Facility

We are also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of February 29, 2016 and February 28, 2015.

Under the terms of the accounts receivable facility, we sell accounts receivable to AGC Funding Corporation (our wholly-owned, consolidated subsidiary), which in turn sells participating interests in eligible accounts receivable to third party financial institutions as part of a process that provides us funding similar to a revolving credit facility.

The accounts receivable facility has a scheduled termination date of July 27, 2016 and then must be renewed annually thereafter. Borrowings on the accounts receivable facility typically bear interest based on the one-month LIBOR plus 40 basis points.

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

At February 29, 2016, we were in compliance with the financial covenants under our borrowing agreements described above.

Capital Deployment and Investments

On February 10, 2014, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent of American Greetings, issued $285 million aggregate principal amount of 9.750%/10.500% Senior PIK Toggle Notes due 2019 (the “PIK Notes”). Excluding the first and last interest payment periods, which must be paid in cash, CIHC2 may elect to either accrue or pay cash interest on the PIK Notes. The PIK Notes carry a cash interest rate of 9.750%. Prior to the payment of interest by CIHC2, it is expected that we will provide CIHC2 with the cash flow for CIHC2 to pay interest on the PIK Notes. Assuming interest is paid regularly in cash, rather than accrued, the annual cash required to pay the interest is expected to be approximately $27.8 million while the entire issuance of PIK Notes are outstanding. For further information, refer to the discussion of the PIK Notes as disclosed in “Transactions with Parent Companies and Other Affiliated Companies” in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

Throughout fiscal 2017 and thereafter, we will continue to consider all options for capital deployment including growth opportunities, acquisitions and other investments in third parties, expanding customer relationships, expenditures or investments related to our current product leadership initiatives or other future strategic initiatives, capital expenditures, the information technology systems refresh project, paying down debt, paying dividends and, as appropriate, preserving cash. Our future operating cash flow and borrowing availability under our credit agreement and our accounts receivable securitization facility are expected to meet these and other currently anticipated funding requirements. The seasonal nature of our business results in peak working capital requirements that may be financed through short-term borrowings when cash on hand is insufficient.

Over the next several years we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. During 2016, we spent approximately $53 million, including capital of approximately $43 million and expense of approximately $10 million, on these information technology systems. We have recently completed the blueprint phase of the next segment of the project, and in doing so, determined that due to the unique nature of our business processes and the intricacies of integrating the new systems with our legacy systems, the complexity of the project is greater than originally expected. As a result, the scope and overall cost of this segment of the project has substantially increased when compared to earlier expectations. Based on the current scope of the project, we presently expect to spend at least an additional $195 million on these information technology systems, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $195 million, or that we will achieve the anticipated efficiencies or any cost savings.

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of February 29, 2016:

	Payment Due by Period as of February 29, 2016
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$—	$—	$—	$185,000	$—	$225,181	$410,181
Leases (1)	62,824	61,053	53,355	47,594	42,135	174,294	441,255
Commitments under customer agreements	47,142	42,104	36,177	34,054	33,521	—	192,998
Commitments under royalty agreements	19,199	20,068	11,942	4,636	4,129	7,921	67,895
Interest payments	24,615	23,562	22,937	19,187	16,605	16,677	123,583
Severance	2,658	821	—	—	—	—	3,479
Commitments under purchase agreements (2)	41,500	44,500	44,500	22,161	—	—	152,661

	$197,938	$192,108	$168,911	$312,632	$96,390	$424,073	$1,392,052

(1)	Approximately $2 million of the lease commitments in the table above relate to retail stores acquired by Schurman that are being subleased to Schurman. In connection with our acquisition of Clinton Cards, the number of stores that we are operating as of February 29, 2016, is 397. The estimated future minimum rental payments for noncancelable leases related to these stores is approximately $264 million. Also included in the lease commitments is approximately $159 million of estimated future minimum rental payments related to the new world headquarters building.

(2)	In connection with the sale of our display fixtures business, effective August 29, 2014, we entered into a long-term supply agreement whereby we are committed to purchase a significant portion of our North American display fixtures requirements from the acquirer. The supply agreement has an initial term of five years. We are committed to purchase $180 million of display fixture related products, accessories and/or services over the initial term of the agreement. As of February 29, 2016, we have purchased approximately $27 million towards this commitment.

In addition to the contracts noted in the table, we issue purchase orders for products, materials and supplies used in the ordinary course of business. These purchase orders typically do not include long-term volume commitments, are based on pricing terms previously negotiated with vendors and are generally cancelable with the appropriate notice prior to receipt of the materials or supplies. Accordingly, the foregoing table excludes open purchase orders for such products, materials and supplies as of February 29, 2016. Also, we provide credit support to Schurman through a liquidity guaranty of up to $10 million in favor of the lenders under Schurman’s senior revolving credit facility as described in Note 1 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report, which are not included in the table as no amounts have been drawn and therefore we cannot determine the amount of usage in the future.

We expect to contribute $4.9 million in 2017 to the defined benefit pension plan that we assumed in connection with our acquisition of Gibson Greetings, Inc. in 2001. This represents the legally required minimum contribution level. Any discretionary additional contributions we may make are not expected to exceed the deductible limits established by Internal Revenue Service regulations. Based on historic patterns and currently scheduled benefit payments, we expect to contribute $2.6 million to the Supplemental Executive Retirement Plan in 2017, which represents the expected benefit payment for that period. Refer to Note 12 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Refer to Note 1 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. The following paragraphs include a discussion of the critical areas that required a higher degree of judgment or are considered complex in nature.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a customer’s inability to meet its financial obligations, a specific allowance for bad debts against amounts due is recorded to reduce the receivable to the amount we reasonably expect to collect. In addition, we recognize allowances for bad debts based on estimates developed by using standard quantitative measures incorporating historical write-offs. The establishment of allowances requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although we consider these balances adequate and proper, changes in economic conditions in the retail markets in which we operate could have a material effect on the required allowance balances.

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

Although risk is inherent in the granting of advances or fixed payments on a term agreement, we subject such customers to our normal credit review. We maintain a general allowance for deferred costs based on estimates developed by using standard quantitative measures incorporating historical write-offs. In instances where we are aware of a particular customer’s inability to meet its performance obligation, or lower-than-expected future cash flows in a fixed term agreement are insufficient to recover our deferred cost, we record a specific allowance to reduce the deferred cost asset to an estimate of its future value based upon expected recoverability. Depending on the amount of the loss attributed to these specific events, such losses could have a material adverse effect on our consolidated financial position and results of operations for a particular period, depending, in part, upon the operating results for such period.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with ASC Topic 350 (“ASC 350”), “Intangibles—Goodwill and Other,” goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units. While we may use a variety of methods to estimate fair value for impairment testing, our primary methods are discounted cash flows and a market based analysis. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value, which could result in an impairment of goodwill or other indefinite-lived intangible asset.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a right-of-use asset and a lease liability. The right-of-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. Lessor accounting under the new guidance is largely unchanged. For public business entities, ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We are currently evaluating the new guidance and have not determined the impact this standards update may have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, this ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the new guidance and have not determined the impact this standards update may have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the current requirement for entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, entities will be required to classify all deferred income tax assets and liabilities as noncurrent. For public business entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. During the fourth quarter of 2016, we elected early adoption of ASU 2015-17 on a prospective basis. Accordingly, deferred income tax liabilities and assets, as well as the related valuation allowance, are offset and presented as a single noncurrent amount for each tax jurisdiction as of February 29, 2016. As ASU 2015-17 was not retrospectively applied, deferred income tax liabilities and assets, including the related valuation allowance, for the year ended February 28, 2015, are presented as current or noncurrent based on the related asset or liability for financial reporting purposes. See Note 17 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report for further information relating to the adoption of this standards update.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires an entity to measure inventory that is within the scope of this ASU at the lower of cost and net realizable value. Existing impairment models will continue to be used for inventories that are accounted for using the last-in first-out (“LIFO”) method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years for public business entities, with early adoption permitted. At February 29, 2016, approximately 40% of our pre-LIFO consolidated inventory was measured using a method other than LIFO. We do not expect the adoption of this standards update to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software under ASC 350-40. Cloud computing arrangements not deemed to contain a software license would be accounted for as service contracts. For public business entities, ASU 2015-05 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. We adopted ASU 2015-05 on March 1, 2016, electing prospective application to arrangements entered into, or materially modified, after February 29, 2016. We do not expect the adoption of this standards update to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this standards update to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standards update to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Subsequent accounting standards updates were issued in August 2015 and March 2016 which amended and/or clarified the application of ASU 2014-09. The objective of ASU 2014-09, and its related amendments and clarifications, is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. More detailed disclosures will also be required to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For public business entities, the new revenue recognition guidance will be effective for annual and interim reporting periods beginning after December 15, 2017. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. The new guidance permits the use of either a retrospective or modified retrospective transition method. We are currently evaluating the new guidance and have not yet determined the impact it may have on our consolidated financial statements, nor the preferred method of adoption.

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

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	our ability to successfully complete the turnaround efforts in our retail business in the UK;

•	risks associated with leasing substantial amounts of space for our retail stores;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	unanticipated expenses we may be required to incur relating to our world headquarters project;

•	our ability to qualify for, and stay qualified for, state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a scan-based trading model;

•	Schurman Fine Paper’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of advertising and marketing efforts;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

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

Derivative Financial Instruments – We had no derivative financial instruments as of February 29, 2016.

Interest Rate Exposure – We manage interest rate exposure through a mix of fixed and floating rate debt. Currently, approximately 46% of our debt is carried at variable interest rates. We believe that our overall interest rate exposure risk is limited. Based on our interest rate exposure on our non-fixed rate debt as of and during the year ended February 29, 2016, a hypothetical 10% movement in interest rates would not have had a material impact on interest expense.

Foreign Currency Exposure – Our international operations expose us to translation risk when the local currency financial statements are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of operations of international subsidiaries to U.S. dollars could affect comparability of results between years. Approximately 33%, 36% and 36% of our 2016, 2015 and 2014 total revenue from continuing operations, respectively, were generated from operations outside the United States. Operations in Australia, New Zealand, Canada, the European Union and the UK are denominated in currencies other than U.S. dollars. No assurance can be given that future results will not be affected by significant changes in foreign currency exchange rates. However, for the year ended February 29, 2016, a hypothetical 10% weakening of the U.S. dollar would not materially affect our income before income tax expense.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

American Greetings Corporation

We have audited the accompanying consolidated statement of financial position of American Greetings Corporation as of February 29, 2016 and February 28, 2015, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended February 29, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Greetings Corporation at February 29, 2016 and February 28, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Corporation has adopted ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Our opinion is not modified with respect to this matter.

/s/ Ernst & Young LLP

Cleveland, Ohio

May 26, 2016

CONSOLIDATED STATEMENT OF INCOME

Years ended February 29, 2016, February 28, 2015 and February 28, 2014

Thousands of dollars

	2016	2015	2014
Net sales	$1,889,994	$1,986,352	$1,941,809
Other revenue	10,796	24,617	27,857

Total revenue	1,900,790	2,010,969	1,969,666
Material, labor and other production costs	844,839	882,337	857,227
Selling, distribution and marketing expenses	656,799	696,543	685,088
Administrative and general expenses	252,983	289,433	297,443
Goodwill and other intangible assets impairment	—	21,924	733
Other operating income – net	(72,858)	(23,674)	(7,718)

Operating income	219,027	144,406	136,893
Interest expense	27,201	36,020	27,363
Interest income	(356)	(2,639)	(400)
Other non-operating expense (income) – net	1,193	319	(3,296)

Income before income tax expense	190,989	110,706	113,226
Income tax expense	61,147	45,599	62,704

Net income	$129,842	$65,107	$50,522

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Years ended February 29, 2016, February 28, 2015 and February 28, 2014

Thousands of dollars

	2016	2015	2014
Net income	$129,842	$65,107	$50,522
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,371)	(23,303)	12,545
Pension and postretirement benefit adjustments	(389)	(1,852)	5,344
Unrealized gain (loss) on securities	20,505	—	(4)

Other comprehensive income (loss), net of tax	4,745	(25,155)	17,885

Comprehensive income	$134,587	$39,952	$68,407

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

February 29, 2016 and February 28, 2015

Thousands of dollars except share and per share amounts

	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,893	$43,327
Trade accounts receivable, net	94,392	102,339
Inventories	227,456	248,577
Deferred and refundable income taxes	8,056	45,976
Assets held for sale	—	35,529
Prepaid expenses and other	129,071	157,669

Total current assets	559,868	633,417
OTHER ASSETS	476,359	431,838
DEFERRED AND REFUNDABLE INCOME TAXES	99,512	90,143
PROPERTY, PLANT AND EQUIPMENT – NET	467,710	380,297

	$1,603,449	$1,535,695

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable	$109,014	$133,135
Accrued liabilities	79,873	75,992
Accrued compensation and benefits	101,014	95,193
Income taxes payable	11,151	22,512
Liabilities held for sale	—	1,712
Deferred revenue	26,271	27,200
Other current liabilities	50,617	63,199

Total current liabilities	377,940	418,943
LONG-TERM DEBT	406,318	472,729
OTHER LIABILITIES	379,768	303,231
DEFERRED INCOME TAXES AND NONCURRENT INCOME TAXES PAYABLE	10,129	11,466
SHAREHOLDER’S EQUITY
Common shares – par value $.01 per share: 100 shares issued and outstanding	—	—
Capital in excess of par value	240,000	240,000
Accumulated other comprehensive loss	(19,658)	(24,403)
Retained earnings	208,952	113,729

Total shareholder’s equity	429,294	329,326

	$1,603,449	$1,535,695

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended February 29, 2016, February 28, 2015 and February 28, 2014

Thousands of dollars

	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$129,842	$65,107	$50,522
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sale of Strawberry Shortcake	(61,234)	—	—
Adjustment to gain (gain) on sale of AGI In-Store	1,073	(35,004)	—
Goodwill and other intangible assets impairment	—	21,924	733
Fixed asset impairment	4,083	3,660	258
Contract asset impairment, net of recovery	7,657	4,422	—
Stock-based compensation	—	—	8,091
Net loss on disposal of fixed assets	179	15,983	560
Depreciation and intangible assets amortization	55,734	59,853	55,025
Provision for doubtful accounts	577	1,214	368
Clinton Cards secured debt recovery	—	(3,390)	(4,910)
Interest on Clinton Cards secured debt	—	(2,507)	—
Deferred income taxes	16,937	(21,357)	22,615
Gain related to investment in third party	—	—	(3,262)
Other non-cash charges	5,353	6,938	6,783
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	3,962	(13,241)	8,359
Inventories	12,365	(20,325)	(6,761)
Other current assets	(1,377)	(652)	16,086
Net payable/receivable with related parties	(2,081)	1,945	(395)
Income taxes	(9,763)	9,752	21,151
Deferred costs – net	12,879	(10,133)	(22,209)
Accounts payable and other liabilities	(41,276)	45,446	2,046
Other – net	(7,541)	715	5,014

Total Cash Flows From Operating Activities	127,369	130,350	160,074
INVESTING ACTIVITIES:
Property, plant and equipment additions	(86,018)	(91,166)	(54,097)
Proceeds from sale of fixed assets	1,126	24,198	1,652
Proceeds from sale of Strawberry Shortcake	105,000	—	—
(Adjustment to proceeds) proceeds from sale of AGI In-Store	(3,200)	73,659	—
Proceeds from surrender of corporate-owned life insurance policies	24,068	2,369	—
Proceeds from Clinton Cards administration	—	11,926	7,644
Proceeds related to investment in third party	—	—	12,105
Cash paid for acquired character property rights	(2,800)	(37,700)	—

Total Cash Flows From Investing Activities	38,176	(16,714)	(32,696)
FINANCING ACTIVITIES:
Proceeds from revolving lines of credit	474,070	416,700	385,736
Repayments on revolving lines of credit	(478,370)	(416,900)	(442,436)
Proceeds from term loan	—	—	339,250
Repayments on term loan	(65,000)	(90,000)	(10,000)
Issuance, exercise or settlement of share-based payment awards	—	—	(4,487)
Tax benefit from share-based payment awards	—	—	279
Contribution from parent	—	—	240,000
Payments to shareholders to effect merger	—	—	(568,303)
Dividends to shareholders	(34,619)	(38,073)	(85,034)
Financing fees	—	(1,065)	(8,045)

Total Cash Flows From Financing Activities	(103,919)	(129,338)	(153,040)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,060)	(4,934)	3,566

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,566	(20,636)	(22,096)
Cash and Cash Equivalents at Beginning of Year	43,327	63,963	86,059

Cash and Cash Equivalents at End of Year	$100,893	$43,327	$63,963

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

Years ended February 29, 2016, February 28, 2015 and February 28, 2014

Thousands of dollars except per share amounts

						Accumulated
				Capital in		Other
	Common Shares			Excess of	Treasury	Comprehensive	Retained
	Common	Class A	Class B	Par Value	Stock	Income (Loss)	Earnings	Total
BALANCE FEBRUARY 28, 2013	$—	$29,088	$2,883	$522,425	$(1,093,782)	$(17,133)	$1,238,396	$681,877
Net income	—	—	—	—	—	—	50,522	50,522
Other comprehensive income	—	—	—	—	—	17,885	—	17,885
Cash dividends to common shareholders - $.30 per share (pre-merger)	—	—	—	—	—	—	(9,614)	(9,614)
Cash dividends to parent	—	—	—	—	—	—	(75,420)	(75,420)
Sales of shares under benefit plans, including tax benefits	—	223	28	560	342	—	(1,080)	73
Contribution from parent	—	—	—	240,000	—	—	—	240,000
Payments to shareholders to effect merger	—	(29,305)	(606)	—	(538,392)	—	—	(568,303)
Cancellation of Family Shareholders’ shares	—	(5)	(2,307)	—	—	—	2,312	—
Stock compensation expense	—	—	—	4,125	—	—	—	4,125
Stock grants and other	—	(1)	2	2	25	—	(5)	23
Adjustments related to share-based payment awards pursuant to Merger:
Settlement of stock options	—	—	—	(3,933)	—	—	—	(3,933)
Conversion of performance share and restricted stock awards to cash-based liability awards	—	—	—	(6,498)	—	—	—	(6,498)
Cancellation of Family Shareholders’ performance share and restricted stock awards	—	—	—	3,966	—	—	—	3,966
Modification and settlement of non-executive directors’ awards	—	—	—	(371)	—	—	—	(371)
Net tax deficiency from settlement and cancellation of stock-based awards	—	—	—	(6,885)	—	—	—	(6,885)
Cancellation of treasury shares	—	—	—	(513,391)	1,631,807	—	(1,118,416)	—

BALANCE FEBRUARY 28, 2014	—	—	—	240,000	—	752	86,695	327,447
Net income	—	—	—	—	—	—	65,107	65,107
Other comprehensive loss	—	—	—	—	—	(25,155)	—	(25,155)
Cash dividends to parent	—	—	—	—	—	—	(38,073)	(38,073)

BALANCE FEBRUARY 28, 2015	—	—	—	240,000	—	(24,403)	113,729	329,326
Net income	—	—	—	—	—	—	129,842	129,842
Other comprehensive income	—	—	—	—	—	4,745	—	4,745
Cash dividends to parent	—	—	—	—	—	—	(34,619)	(34,619)

BALANCE FEBRUARY 29, 2016	$—	$—	$—	$240,000	$—	$(19,658)	$208,952	$429,294

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 29, 2016, February 28, 2015 and February 28, 2014

Thousands of dollars

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of American Greetings Corporation and its subsidiaries (“American Greetings” or the “Corporation”). All significant intercompany accounts and transactions are eliminated. The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2016 refers to the year ended February 29, 2016. The Corporation’s subsidiary, AG Retail Cards Limited, operates retail stores in the United Kingdom (also referred to herein as “UK”), and is consolidated on a one-month lag corresponding with its fiscal year-end of January 30 for 2016.

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

Investments in equity securities, other than investments accounted for under the equity method, are classified as available-for-sale. Investments in available-for-sale equity securities that have a readily determinable fair value, and for which the Corporation does not have the ability to exercise significant influence over the investee’s operating and financial policies are measured at fair value. The cost method is used for all other investments in available-for-sale equity securities.

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

The Corporation provides Schurman limited credit support through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10,000 of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which expires in January 2019. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of February 29, 2016 requiring the use of the Liquidity Guaranty.

During the current year, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results.

The Corporation’s maximum exposure to loss as it relates to Schurman as of February 29, 2016 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10,000;

•	normal course of business trade and other receivables due from Schurman of $25,246, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $2,297 as of February 29, 2016.

In addition, the Corporation held a minority investment in the common stock of a privately held company that effected a recapitalization transaction in July 2012. As a result of this recapitalization, the Corporation retained a portion of its investment in the company which was classified as available-for-sale and accounted for under the cost method. During 2014, the Corporation received a cash distribution from this recapitalized company totaling $12,105, which was in part a return of capital of $8,843 that reduced the carrying amount of the investment to zero, and the remaining $3,262 was realized as an investment gain. In April 2015, the recapitalized company in which the Corporation holds its investment successfully completed an initial public offering of its common stock and thereby established a readily determinable fair value for the Corporation’s previously nonmarketable investment. In accordance with ASC Topic 320, “Investments – Debt and Equity Securities,” the investment is reported at fair value at February 29, 2016 and is included in “Other assets” on the Consolidated Statement of Financial Position. Based on the fair value measurement of this investment at February 29, 2016, an unrealized gain, net of tax, of $20,505 has been recognized in other comprehensive income in 2016. The total proceeds from the distribution received in 2014 is classified within “Investing Activities” on the Consolidated Statement of Cash Flows. The investment gain realized in 2014 is included in “Other non-operating expense (income) – net” on the Consolidated Statement of Income.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the 2016 presentation.

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

Allowance for Doubtful Accounts: The Corporation evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Corporation is aware of a customer’s inability to meet its financial obligations, a specific allowance for bad debts against amounts due is recorded to reduce the receivable to the amount the Corporation reasonably expects to collect. In addition, the Corporation recognizes allowances for bad debts based on estimates developed by using standard quantitative measures incorporating historical write-offs. See Note 6 for further information.

Concentration of Credit Risks: The Corporation sells primarily to customers in the retail trade, primarily those in mass merchandising, which is comprised of three distinct channels: mass merchandisers (including discount retailers), chain drug stores and supermarkets. In addition, the Corporation sells its products through a variety of other distribution channels, including card and gift shops, department stores, military post exchanges, variety stores and combo stores (stores combining food, general merchandise and drug items) as well as through its retail operations in the UK. The Corporation also sells paper greeting cards through its Cardstore.com Web site, and, from time to time, the Corporation sells its products to independent, third-party distributors. These customers are located throughout the United States, Canada, the United Kingdom, Australia and New Zealand. Net sales to the Corporation’s five largest customers accounted for approximately 42%, 40% and 39% of total revenue in 2016,

2015 and 2014, respectively. Net sales to Wal-Mart Stores, Inc. and its subsidiaries accounted for approximately 15% of total revenue in 2016 and 14% of total revenue in 2015 and 2014. Net sales to Target Corporation accounted for approximately 14% of total revenue in 2016 and 13% of total revenue in 2015 and 2014.

The Corporation conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral to secure their obligation to the Corporation. While the competitiveness of the retail industry presents an inherent uncertainty, the Corporation does not believe a significant risk of loss exists from a concentration of credit.

Inventories: Finished products, work in process and raw materials inventories are carried at the lower of cost or market. The last-in, first-out (“LIFO”) cost method is used for certain domestic inventories, which approximate 58% and 55% of the total pre-LIFO consolidated inventories at February 29, 2016 and February 28, 2015, respectively. The remaining domestic and international non-retail store inventories principally use the first-in, first-out (“FIFO”) method except for display material and factory supplies which are carried at average cost. Retail store inventories are carried at average cost. The Corporation allocates fixed production overhead to inventory based on the normal capacity of the production facilities. Abnormal amounts of idle facility expense, freight, handling costs and wasted material are treated as a current period expense. See Note 7 for further information.

Deferred Costs: In the normal course of its business, the Corporation enters into agreements with certain customers for the supply of greeting cards and related products. These agreements may contain incentive payment arrangements to the customers. The Corporation classifies the total contractual amount of the incentive consideration committed to the customer but not yet earned as a deferred cost asset at the inception of an agreement, or any future amendments. Deferred costs estimated to be earned by the customer and charged to operations during the next twelve months are classified as “Prepaid expenses and other” on the Consolidated Statement of Financial Position and the remaining amounts to be charged beyond the next twelve months are classified as “Other assets.” Such costs are capitalized as assets reflecting the probable future economic benefits obtained as a result of the transactions. Future economic benefit is further defined as cash inflow to the Corporation. The Corporation, by incurring these costs, is ensuring the probability of future cash flows through sales to customers. The amortization of such deferred costs over the stated term of the agreement or the minimum purchase volume commitment properly matches the cost of obtaining business over the periods to be benefited. The Corporation maintains a general allowance for deferred costs based on estimates developed using standard quantitative measures incorporating historical write-offs. In instances where the Corporation is aware of a particular customer’s inability to meet its performance obligation, or lower-than-expected future cash flows in a fixed term agreement are insufficient to recover the deferred cost, a specific allowance is recorded to reduce the deferred cost asset to an estimate of its future value based upon expected recoverability. See Note 10 for further discussion.

Deferred Film Production Costs: The Corporation is engaged in the production of film-based entertainment, which is generally exploited in the DVD, theatrical release or broadcast format. This entertainment is related to certain character properties, such as Strawberry Shortcake (prior to its sale in March 2015), Care Bears and other properties developed by the Corporation and is used to support the Corporation’s merchandise licensing strategy.

Film production costs are accounted for pursuant to ASC Topic 926 (“ASC 926”), “Entertainment – Films,” and are stated at the lower of cost or net realizable value based on anticipated total revenue (“ultimate revenue”). Film production costs are generally capitalized. These costs are then recognized ratably based on the ratio of the current period’s revenue to estimated remaining ultimate revenues. Ultimate revenues are calculated in accordance with ASC 926 and require estimates and the exercise of judgment. Accordingly, these estimates are periodically updated to include the actual results achieved or for new information as to anticipated revenue performance of each title.

Production expense totaled $2,291, $2,031 and $3,514 in 2016, 2015 and 2014, respectively, with no significant amounts related to changes in ultimate revenue estimates during these periods. These production costs are included in “Material, labor and other production costs” on the Consolidated Statement of Income. Amortization of production costs totaling $880, $1,377 and $2,776 in 2016, 2015 and 2014, respectively, are included in “Other - net” within “Operating Activities” on the Consolidated Statement of Cash Flows. As of February 28, 2015, a portion of deferred film production costs was classified as held for sale related to the then expected sale of the Strawberry Shortcake property. See Note 3 for further information. The balance of deferred film production costs was $3,441 and $2,173 at February 29, 2016 and February 28, 2015, respectively, and is included in “Other assets” on the Consolidated Statement of Financial Position. The Corporation expects to amortize approximately $1,500 of production costs during the next twelve months.

Investment in Life Insurance: The Corporation’s investment in corporate-owned life insurance policies is recorded in “Prepaid expenses and other” and “Other assets” net of policy loans and related interest payable on the Consolidated Statement of Financial Position. The net balance was $4,946 and $28,772 as of February 29, 2016 and February 28, 2015, respectively. The net life insurance expense, including interest expense, is included in “Administrative and general expenses” on the Consolidated Statement of Income. The related interest expense, which approximates amounts paid, was $8,496, $11,671 and $11,591 in 2016, 2015 and 2014, respectively. In the second and fourth quarters of 2015, in order to mitigate the ongoing risks to the Corporation that may arise from retaining certain policies, the Corporation surrendered those policies. Cash proceeds received in 2016 and 2015 from the surrendered policies totaled $24,068 and $2,369, respectively, and are classified within “Investing Activities” on the Consolidated Statement of Cash Flows. This action had a significant impact on the Corporation’s tax rate in 2015. See Note 17 for further information.

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

Disposal Group Held for Sale: In accordance with ASC Topic 205, “Presentation of Financial Statements,” assets and liabilities of a disposal group classified as held for sale are presented separately in the asset and liability sections of the Consolidated Statement of Financial Position. In addition, in accordance with ASC 360, assets of a disposal group held for sale are stated at the lower of their fair values less cost to sell or carrying amounts and depreciation and amortization is no longer recognized.

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

Products sold without a right of return may be subject to sales credit issued at the Corporation’s discretion for damaged, obsolete and outdated products. The Corporation maintains an estimated reserve for these sales credits based on historical experience.

For retailers with a scan-based trading (“SBT”) arrangement, the Corporation owns the product delivered to its retail customers until the product is sold by the retailer to the ultimate consumer, at which time the Corporation recognizes revenue for both everyday and seasonal products. When a SBT arrangement with a retailer is finalized with an existing customer, the Corporation reverses previous sales transactions based on retailer inventory turn rates and the estimated timing of the store conversions. Legal ownership of the inventory at the retailer’s stores reverts back to the Corporation at the time of the conversion and the amount of sales reversal is finalized based on the actual inventory at the time of conversion.

Sales at the Corporation’s Retail Operations segment, which operates in the UK, are recognized upon the sale of product to the consumer.

Subscription revenue, primarily for the AG Interactive segment, represents fees paid by customers for access to particular services for the term of the subscription. Subscription revenue is generally billed in advance and is recognized ratably over the subscription periods.

The Corporation has agreements for licensing certain characters and other intellectual property. These license agreements provide for royalty revenue to the Corporation based on a percentage of net sales and are subject to certain guaranteed minimum royalties. These license agreements may include the receipt of upfront advances, which are recorded as deferred revenue and earned during the period of the agreement. Certain of these agreements are managed by outside agents. All payments flow through the agents prior to being remitted to the Corporation. Typically, the Corporation receives monthly payments from the agents. Royalty revenue is generally recognized upon cash receipt and is recorded in “Other revenue” on the Consolidated Statement of Income. Revenues and expenses associated with the servicing of these agreements are summarized as follows:

	2016	2015	2014
Royalty revenue	$8,791	$22,660	$26,170

Royalty expenses:
Material, labor and other production costs	$4,325	$2,602	$8,583
Selling, distribution and marketing expenses	2,993	6,297	6,339
Administrative and general expenses	1,488	2,003	1,945

	$8,806	$10,902	$16,867

Due to the sale of Strawberry Shortcake in March 2015, royalty revenue and expenses for 2015 and 2014 do not have comparative amounts in the current year. See Note 3 for further discussion.

Sales Taxes: Sales taxes are not included in net sales as the Corporation is a conduit for collecting and remitting taxes to the appropriate taxing authorities.

Translation of Foreign Currencies: Asset and liability accounts are translated into United States dollars using exchange rates in effect at the date of the Consolidated Statement of Financial Position; revenue and expense accounts are translated at average exchange rates during the related period. Translation adjustments are reflected as a component of shareholder’s equity within accumulated other comprehensive income (loss). Upon sale, or upon complete or substantially complete liquidation of an investment in a foreign entity, that component of shareholder’s equity is reclassified as part of the gain or loss on sale or liquidation of the investment. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in “Other non-operating expense (income) - net” as incurred.

Shipping and Handling Costs: Shipping and handling costs of $126,359, $128,928 and $127,400 in 2016, 2015 and 2014, respectively, are included in “Selling, distribution and marketing expenses.”

Advertising Expenses: Advertising costs are expensed as incurred. Advertising expenses were $18,131, $17,470 and $22,724 in 2016, 2015 and 2014, respectively.

Income Taxes: The Corporation is included in the consolidated tax return of a parent company, Century Intermediate Holding Company 3 (“CIHC3”), pursuant to a tax sharing arrangement. The provision for income taxes recognized in the Corporation’s consolidated financial statements is calculated using the separate return method. Under this method, the Corporation is assumed to be a separate taxpayer rather than a member of CIHC3’s consolidated income tax return group.

Income tax expense includes both current and deferred taxes. Current tax expense represents the amount of income taxes paid or payable (or refundable) for the year, including interest and penalties. Deferred income taxes, net of appropriate valuation allowances, are recognized for the estimated future tax effects attributable to tax carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts realized for income tax purposes. The effect of a change to the deferred tax assets or liabilities as a result of new tax law, including tax rate changes, is recognized in the period that the tax law is enacted. Valuation allowances are recorded against deferred tax assets when it is more likely than not that such assets will not be realized. When an uncertain tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. See Note 17 for further discussion.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a right-of-use asset and a lease liability. The right-of-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. Lessor accounting under the new guidance is largely unchanged. For public business entities, ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. The Corporation is currently evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, this ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. The Corporation is currently evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the current requirement for entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, entities will be required to classify all deferred income tax assets and liabilities as noncurrent. For public business entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. During the fourth quarter of 2016, the Corporation elected early adoption of ASU 2015-17 on a prospective basis. Accordingly, deferred income tax liabilities and assets, as well as the related valuation allowance, are offset and presented as a single noncurrent amount for each tax jurisdiction as of February 29, 2016. As ASU 2015-17 was not retrospectively applied, deferred income tax liabilities and assets, including the related valuation allowance, for the year ended February 28, 2015, are presented as current or noncurrent based on the related asset or liability for financial reporting purposes. See Note 17 for further information relating to the adoption of this standards update.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires an entity to measure inventory that is within the scope of this ASU at the lower of cost and net realizable value.

Existing impairment models will continue to be used for inventories that are accounted for using the last-in first-out (“LIFO”) method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years for public business entities, with early adoption permitted. At February 29, 2016, approximately 40% of the Corporation’s pre-LIFO consolidated inventory is measured using a method other than LIFO. The Corporation does not expect that the adoption of this standards update will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software under ASC 350-40. Cloud computing arrangements not deemed to contain a software license would be accounted for as service contracts. For public business entities, ASU 2015-05 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. The Corporation adopted ASU 2015-05 on March 1, 2016, electing prospective application to arrangements entered into, or materially modified, after February 29, 2016. The Corporation does not expect that the adoption of this standards update will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Corporation does not expect that the adoption of this standards update will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Corporation does not expect that the adoption of this standards update will impact its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Subsequent accounting standards updates have been issued which amend and/or clarify the application of ASU 2014-09. The objective of ASU 2014-09, and its related amendments and clarifications, is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. More detailed disclosures will also be required to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For public business entities, the new revenue recognition guidance will be effective for annual and interim reporting periods beginning after December 15, 2017. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. The new guidance permits the use of either a retrospective or modified retrospective transition method. The Corporation is currently evaluating the new guidance and has not determined the impact it may have on its consolidated financial statements, nor the preferred method of adoption.

NOTE 2 – MERGER

At a special meeting of the Corporation’s shareholders held on August 7, 2013, the shareholders voted to adopt an Agreement and Plan of Merger, as amended (the “Merger Agreement”) among the Corporation, Century Intermediate Holding Company, a Delaware corporation (“Parent”), and Century Merger Company, an Ohio corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and the merger contemplated thereby (the “Merger”). On August 9, 2013 (“Merger Date”), the Corporation completed the Merger. As a result of the Merger, the Corporation is now wholly-owned by Parent, which is indirectly owned by Morry Weiss, the Chairman of the Board of the Corporation, Zev Weiss, a co-Chief Executive Officer and a director of the Corporation, Jeffrey Weiss, a co-Chief Executive Officer and a director of the Corporation, Elie Weiss, the President of Real Estate and a director of the Corporation, Gary Weiss, a Vice President and a director of the Corporation, and certain other members of the Weiss family and related entities (“Family Shareholders”).

In connection with the Merger, common shares held by the shareholders of the Corporation, other than the Family Shareholders, were converted into the right to receive $19.00 per share in cash. Common shares held by the Family Shareholders were contributed to Parent as equity and thereafter cancelled for no consideration. As a result of the Merger, all formerly outstanding and treasury Class A and Class B common shares have been cancelled. As described in the Agreement and Plan of Merger, all stock-based compensation plans of the Corporation were modified, settled or cancelled as a result of the Merger. All outstanding stock-based awards related to the Family Shareholders were cancelled without consideration. See Note 15 for further information.

The Corporation incurred costs associated with the Merger which included transaction costs and incremental compensation expense related to the settlement of stock options and modification and cancellation of outstanding restricted stock units and performance shares. The charges incurred in 2014 associated with the Merger are reflected on the Consolidated Statement of Income as follows:

	Incremental compensation expense	Transaction- related expense	Total
Administrative and general expenses	$10,601	$17,524	$28,125

These charges are included in the Corporation’s Unallocated segment.

The Corporation will continue to apply its historical basis of accounting in its stand-alone financial statements after the Merger. This is based on the determination under ASC Topic 805, “Business Combinations,” that Parent is the acquiring entity and the determination under the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 54, codified as Topic 5J, “Push Down Basis of Accounting Required In Certain Limited Circumstances,” that while the push down of Parent’s basis in the Corporation is permissible, it is not required due to the existence of significant outstanding public debt securities of the Corporation before and after the Merger. In concluding that the outstanding public debt is significant, the Corporation considered both quantitative and qualitative factors, including both the book value and fair value of the outstanding public debt securities, as well as a number of provisions contained within the securities which impacted Parent’s ability to control their form of ownership of the Corporation.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Sale of Strawberry Shortcake

In February 2015, the Corporation entered into an agreement to sell its Strawberry Shortcake character property and related intangible assets and licensing agreements (collectively, “Strawberry Shortcake”). Cash proceeds of $105,000, which the Corporation received upon completion of the sale in March 2015, are classified within “Investing Activities” on the Consolidated Statement of Cash Flows, and a gain of $61,234 is reflected in “Other operating income – net” on the Consolidated Statement of Income for the year ended February 29, 2016.

As the agreement was entered into prior to the end of 2015, the assets and liabilities related to Strawberry Shortcake, and previously included in the Corporation’s non-reportable segment, were classified as held for sale at February 28, 2015. The major classes of assets and liabilities held for sale included in the Consolidated Statement of Financial Position as of February 28, 2015 were as follows:

Assets
Prepaid expenses and other	$229
Other assets	35,300

$35,529

Liabilities
Accrued liabilities	$500
Deferred revenue	1,212

$1,712

Character Property Rights Acquisition

On December 18, 2014, the Corporation, in order to secure complete control and ownership over the rights in certain character properties, including the Strawberry Shortcake property, that the Corporation previously granted to a third party (the “Character Property Rights”), paid $37,700 to purchase these rights, and recorded the rights as indefinite-lived intangible assets. As of February 28, 2015, due to the pending sale of Strawberry Shortcake, the majority of these assets were classified as “Assets held for sale” on the Consolidated Statement of Financial Position. In addition to the initial purchase price paid, the purchase agreement provided for an additional payment of up to $4,000, which was contingent upon the level of proceeds received by the Corporation from any subsequent sale of the acquired properties. Consequently, an additional payment of $2,800 was paid to the seller in 2016 as a result of the sale of Strawberry Shortcake. The cash payments in 2016 and 2015 to acquire the Character Property Rights are reflected within “Investing Activities” on the Consolidated Statement of Cash Flows.

Sale of AGI In-Store

On August 29, 2014, the Corporation completed the sale of its wholly-owned display fixtures business, AGI In-Store, for $73,659 in cash, subject to closing date working capital and certain agreed-upon inventory adjustments. A gain of $35,004, which included the final working capital adjustments of $3,200, was recognized from the sale in 2015. During 2016, the Corporation recorded an adjustment of $1,073 for the repayment of proceeds related to certain non-saleable closing-date inventory that the buyer had the right to return to the Corporation after twelve months from the date of sale. The gain recognized in 2015 and the adjustment recorded in 2016 is included in “Other operating income – net” on the Consolidated Statement of Income. Cash proceeds and repayments in 2015 and 2016, respectively, resulting from the sale are classified within “Investing Activities” on the Consolidated Statement of Cash Flows.

Sale of World Headquarters

On July 1, 2014, the Corporation sold its current world headquarters location and entered into an operating lease arrangement with the new owner of the building. The Corporation expects to remain in its current location until the construction of the new world headquarters is complete, which is anticipated to occur in calendar year 2016. Net of transaction costs, the Corporation received cash proceeds of $13,535 from the sale, and recorded a non-cash loss on disposal of $15,544 during the prior year second quarter, which is reflected in “Other operating income – net” on the Consolidated Statement of Income. The cash proceeds are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows.

NOTE 4 – OTHER INCOME AND EXPENSE

Other Operating Income - Net

	2016	2015	2014
Gain on sale of Strawberry Shortcake	$(61,234)	$—	$—
Adjustment to gain (gain) on sale of AGI In-Store	1,073	(35,004)	—
Clinton Cards secured debt recovery	—	(3,390)	(4,910)
State tax credits	(9,141)	—	—
Net loss on disposal of fixed assets	179	15,983	560
Miscellaneous	(3,735)	(1,263)	(3,368)

Other operating income – net	$(72,858)	$(23,674)	$(7,718)

During 2016, the Corporation recognized a gain of $61,234 from the sale of Strawberry Shortcake. See Note 3 for further information.

The Corporation recognized income of $9,141 during 2016 related to non-income based tax credits received from the State of Ohio for certain incentive programs made available to the Corporation in connection with the relocation of its world headquarters within Ohio.

During 2015, the Corporation recognized a gain of $35,004 from the sale of AGI In-Store. In 2016, the Corporation recorded an adjustment to reduce the gain by $1,073 in accordance with the contractual terms of the sale. See Note 3 for further information.

During 2013, the Corporation acquired all of the outstanding senior secured debt of Clinton Cards (“Clintons”), a UK-based retailer and important customer to the Corporation’s international business for $56,560 (£35,000). Clintons was subsequently placed into administration, a process similar to Chapter 11 bankruptcy in the United States. As part of the administration process, the Corporation acquired certain assets of Clintons that were deemed to constitute a viable ongoing business in exchange for $37,168 (£23,000) of Clinton’s then outstanding senior secured debt owed to the Corporation. Recovery of the remaining investment in the senior secured debt was subject to the proceeds received by the administrators (“Administrators”) from the liquidation of the Clintons’ stores and assets that were not acquired by the Corporation. Based on the initial recovery estimates provided by the Administrators, the Corporation impaired its remaining investment in the senior secured debt and recognized a valuation loss of $8,106 in 2013. Over the course of the administration process, which was completed in 2015, updated recovery estimates provided by the Administrators combined with liquidation proceeds periodically received from the Administrators resulted in impairment loss reversals of $3,390 and $4,910 during 2015 and 2014, respectively.

In July 2014, the Corporation sold its current world headquarters location. Net of transaction costs, the Corporation received cash proceeds of $13,535 from the sale, and recorded a non-cash loss on disposal of $15,544, which is reflected within “Net loss on disposal of fixed assets” in the table above. See Note 3 for further information.

Other Non-Operating Expense (Income) - Net

	2016	2015	2014
Foreign exchange loss (gain)	$1,800	$1,522	$(280)
Rental income	(567)	(1,089)	(1,714)
Impairment of investment in Schurman	—	—	1,935
Gain related to investment in third party	—	—	(3,262)
Miscellaneous	(40)	(114)	25

Other non-operating expense (income) – net	$1,193	$319	$(3,296)

In 2014, the Corporation realized a gain of $3,262 from its equity investment in a third party and an impairment loss of $1,935 associated with its investment in Schurman. See Note 1 - Consolidation for further information.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) for 2016, 2015 and 2014 are as follows:

	Foreign Currency Translation Adjustments	Pensions and Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 28, 2013	$12,594	$(29,731)	$4	$(17,133)
Other comprehensive income (loss) before reclassifications	11,561	3,413	(4)	14,970
Amounts reclassified from accumulated other comprehensive income (loss)	984	1,931	—	2,915

Other comprehensive income (loss), net of tax	12,545	5,344	(4)	17,885

Balance at February 28, 2014	25,139	(24,387)	—	752
Other comprehensive income (loss) before reclassifications	(23,303)	(2,348)	—	(25,651)
Amounts reclassified from accumulated other comprehensive income (loss)	—	496	—	496

Other comprehensive income (loss), net of tax	(23,303)	(1,852)	—	(25,155)

Balance at February 28, 2015	1,836	(26,239)	—	(24,403)
Other comprehensive income (loss) before reclassifications	(15,371)	(1,029)	20,505	4,105
Amounts reclassified from accumulated other comprehensive income (loss)	—	640	—	640

Other comprehensive income (loss), net of tax	(15,371)	(389)	20,505	4,745

Balance at February 29, 2016	$(13,535)	$(26,628)	$20,505	$(19,658)

The reclassifications out of accumulated other comprehensive income (loss) are as follows:

	2016	2015	2014
Pensions and Postretirement Benefits:
Amortization of pensions and other postretirement benefits items:
Actuarial losses, net	$(1,700)	$(1,392)	$(2,442)	(1)
Prior service credit, net	699	724	1,113	(1)
Transition obligation	(4)	(5)	(6)	(1)
Recognition of prior service cost upon curtailment	—	—	(1,746)	(1)

	(1,005)	(673)	(3,081)
Tax benefit	365	177	1,150	(2)

Total, net of tax	(640)	(496)	(1,931)

Foreign Currency Translation Adjustments:
Loss upon dissolution of business	—	—	(984)	(3)

Total reclassifications	$(640)	$(496)	$(2,915)

Classification on Consolidated Statement of Income:

(1)	Administrative and general expenses
(2)	Income tax expense
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

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

	February 29, 2016	February 28, 2015
Allowance for seasonal sales returns	$21,518	$18,895
Allowance for outdated products	8,372	11,074
Allowance for doubtful accounts	1,628	1,730
Allowance for marketing funds	26,371	26,841
Allowance for rebates	24,373	34,214

	$82,262	$92,754

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $16,010 and $16,951 as of February 29, 2016 and February 28, 2015, respectively.

NOTE 7 – INVENTORIES

	February 29, 2016	February 28, 2015
Raw materials	$13,516	$14,809
Work in process	8,116	7,578
Finished products	277,480	297,899

	299,112	320,286
Less LIFO reserve	80,159	80,755

	218,953	239,531
Display material and factory supplies	8,503	9,046

	$227,456	$248,577

There were no material LIFO liquidations in 2016. During 2015, certain inventory quantities declined resulting in the liquidation of LIFO layers carried at lower costs compared with current year purchases. The income statement effect of such liquidation on material, labor and other production costs was approximately $3,000. Inventory held on location for retailers with SBT arrangements, which is included in finished products, totaled approximately $64,000 and $63,000 as of February 29, 2016 and February 28, 2015, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

	February 29, 2016	February 28, 2015
Land	$18,585	$18,791
Buildings	240,737	178,924
Capitalized software	239,364	191,307
Equipment and fixtures	446,373	439,006

	945,059	828,028
Less accumulated depreciation	477,349	447,731

	$467,710	$380,297

During 2016, the Corporation disposed of approximately $19,000 of property, plant and equipment that included accumulated depreciation of approximately $18,000. During 2015, including the fixed assets that were part of the

AGI In-Store and world headquarters dispositions, the Corporation disposed of approximately $138,000 of property, plant and equipment that included accumulated depreciation of approximately $86,000. Also, continued operating losses and negative cash flows led to testing for impairment of long-lived assets in the Retail Operations segment in accordance with ASC 360. As a result, fixed asset impairment charges of $4,083 and $3,660 were recorded in “Selling, distribution and marketing expenses” on the Consolidated Statement of Income for 2016 and 2015, respectively. The charges represent the difference between the carrying values of the assets and the future net discounted cash flows estimated to be generated by those assets.

Depreciation expense totaled $50,303, $56,056 and $50,493 in 2016, 2015 and 2014, respectively. Interest expense capitalized was $2,406, $1,147 and $3,748 in 2016, 2015 and 2014, respectively.

The Corporation’s future world headquarters is being constructed under a build to suit leasing arrangement with H L & L Property Company (“H L & L”), an indirect affiliate of the Corporation as it is indirectly owned by members of the Weiss Family (as defined in Note 18). Due to, among other things, the Corporation’s involvement in the construction of the building, the Corporation is required to be treated, for accounting purposes only, as the “deemed owner” of the new world headquarters during the construction period. Accordingly, the Corporation has recorded an asset and offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. The construction asset included in “Buildings” in the table above and the offsetting deferred lease obligation included in “Other liabilities” on the Consolidated Statement of Financial Position, amounted to $94,727 and $31,662 as of February 29, 2016 and February 28, 2015, respectively. See Note 18 – “World headquarters relocation” for further information.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

At February 29, 2016 and February 28, 2015, intangible assets, net of accumulated amortization, were $31,526 and $30,048, respectively. The following table presents information about these intangible assets, which are included in “Other assets” on the Consolidated Statement of Financial Position:

	February 29, 2016			February 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite useful lives:
Tradenames	$6,200	$—	$6,200	$6,200	$—	$6,200
Character property rights	11,310	—	11,310	11,310	—	11,310

Subtotal	17,510	—	17,510	17,510	—	17,510
Intangible assets with finite useful lives:
Patents	3,385	(1,529)	1,856	2,971	(1,224)	1,747
Trademarks	4,125	(3,434)	691	4,016	(3,247)	769
Artist relationships	19,230	(19,099)	131	19,230	(15,178)	4,052
Customer relationships	15,472	(12,917)	2,555	15,610	(10,192)	5,418
Other	21,222	(12,439)	8,783	13,590	(13,038)	552

Subtotal	63,434	(49,418)	14,016	55,417	(42,879)	12,538

Total	$80,944	$(49,418)	$31,526	$72,927	$(42,879)	$30,048

In 2016, the Corporation entered into an exclusive character property licensing agreement. The exclusivity rights, included in “Other” in the table above, were acquired for $10,000 and are being amortized over the five year period of the agreement.

During 2015, the Corporation purchased certain Character Property Rights for $37,700 and recorded the rights as indefinite-lived intangible assets. As of February 28, 2015, the majority of these assets were reclassified as held for sale due to the pending sale of the Strawberry Shortcake property, with the remaining amount of $11,310 categorized as character property rights with an indefinite useful life. See Note 3 for further information.

In 2015, the required annual impairment test of indefinite-lived intangible assets was completed in the fourth quarter and based on the results of the testing the Corporation determined that the Clinton Cards tradename was impaired. The Corporation tests tradenames using the relief from royalty method. The fair value of this asset was considered a Level 2 valuation as it was based on observable market royalty rates of similar intangibles. As a result, the Corporation recorded a non-cash impairment charge of $21,924 (£13,500), which reduced the tradename balance to zero. This non-cash impairment charge is reported in “Goodwill and other intangible assets impairment” in the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the year ended February 28, 2015.

In 2014, the required annual impairment test of indefinite-lived intangible assets was completed in the fourth quarter and based on the results of the testing the Corporation determined that the goodwill portion of the intangibles associated with the acquisition of Clinton Cards was impaired. As a result, the Corporation recorded a non-cash impairment charge of $733 (£465), which reduced the goodwill balance to zero. This non-cash impairment charge is reported in “Goodwill and other intangible assets impairment” in the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the year ended February 28, 2014.

As a consequence of the impairment of all goodwill for financial reporting purposes in 2012, the excess tax deductible goodwill remaining from the 2009 acquisition of Recycled Paper Greetings, Inc. is being recognized as a reduction of other intangible assets when such benefits are realized for income tax purposes. Reductions of other intangible assets resulting from the realization of excess tax deductible goodwill totaled $4,346 in 2016 and 2015, and are included in “Accumulated Amortization” in the table above.

Amortization expense for intangible assets totaled $5,431, $3,797 and $4,532 in 2016, 2015 and 2014, respectively. Estimated annual amortization expense for the next five years will approximate $4,022 in 2017, $2,899 in 2018, $2,794 in 2019, $2,669 in 2020 and $553 in 2021.

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

A portion of the total consideration may not be paid by the Corporation at the time the agreement is consummated. All future payment commitments are classified as liabilities at inception until paid. The payments that are expected to be made in the next twelve months are classified as “Other current liabilities” on the Consolidated Statement of Financial Position and the remaining payment commitments beyond the next twelve months are classified as “Other liabilities.” The Corporation maintains a general allowance for deferred costs related to supply agreements of $3,571 and $2,300 at February 29, 2016 and February 28, 2015, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Circumstances may arise, particularly with a fixed term agreement, whereby the future economic benefit expected by the Corporation, as negotiated within specific customer agreements, is lower than initially anticipated. If this occurs, the deferred costs capitalized at the inception of the agreement for incentives committed to the customer may exceed the lower-than-expected future benefit. Such an event occurred in the fourth quarter of 2016 and consequently, the Corporation recorded an impairment charge of $8,510. In 2015, due to the bankruptcy of a single customer, the Corporation recorded an impairment charge of $4,422, of which $853 was subsequently recovered in 2016. The recovery as well as the non-cash impairment charges were reflected within “Net sales” on the Consolidated Statement of Income for the years then ended.

Deferred costs and future payment commitments were as follows:

	February 29, 2016	February 28, 2015
Prepaid expenses and other	$92,639	$98,061
Other assets	378,223	364,311

Deferred cost assets	470,862	462,372

Other current liabilities	(47,142)	(59,018)
Other liabilities	(145,856)	(104,127)

Deferred cost liabilities	(192,998)	(163,145)

Net deferred costs	$277,864	$299,227

A summary of the changes in the carrying amount of the Corporation’s net deferred costs during the years ended February 29, 2016, February 28, 2015 and February 28, 2014 is as follows:

Balance at February 28, 2013	$272,597
Payments	130,970
Amortization	(108,761)
Currency translation	(484)

Balance at February 28, 2014	294,322
Payments	124,258
Amortization	(114,125)
Contract asset impairment	(4,422)
Currency translation	(806)

Balance at February 28, 2015	299,227
Payments	108,290
Amortization	(121,169)
Contract asset impairment, net of recovery	(7,657)
Currency translation	(827)

Balance at February 29, 2016	$277,864

NOTE 11 – DEBT

Long-term debt and their related calendar year due dates as of February 29, 2016 and February 28, 2015, respectively, were as follows:

	February 29, 2016	February 28, 2015
Term loan, due 2019	$185,000	$250,000
7.375% senior notes, due 2021	225,000	225,000
Revolving credit facility, due 2018	—	4,300
6.10% senior notes, due 2028	181	181
Unamortized financing fees	(3,863)	(6,752)

	$406,318	$472,729

At February 29, 2016, the interest rate on the outstanding term loan balance was 2.9%. In addition to the outstanding borrowings presented in the table above, the Corporation also finances certain transactions with some of its vendors, which include a combination of various guaranties and letters of credit. At February 29, 2016, the Corporation had credit arrangements under a credit facility and an accounts receivable facility to support the letters of credit up to $148,800 with $26,490 outstanding.

Aggregate maturities of long-term debt, by fiscal year, for the five years subsequent to February 29, 2016 are as follows:

2017	$—
2018	—
2019	—
2020	185,000
2021	—

Cash paid for interest on debt was $24,275, $31,331 and $46,869 in 2016, 2015 and 2014, respectively.

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

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $229,636 (at a carrying value of $225,181) and $238,242 (at a carrying value of $225,181) at February 29, 2016 and February 28, 2015, respectively.

Credit Facilities

In connection with the closing of the Merger, on August 9, 2013, the Corporation entered into a $600,000 secured credit agreement (“Credit Agreement”), which provides for a $350,000 term loan facility (“Term Loan Facility”) and a $250,000 revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Term Loan Facility was fully drawn on the Merger Date and was issued at a discount of $10,750. The Term Loan Facility requires the Corporation to make quarterly payments of $5,000 through May 31, 2019 and a final payment of $235,000 on August 9, 2019. Voluntary prepayments without penalty or premium are permitted. During 2016 and 2015 the Corporation made voluntary prepayments of $65,000 and $75,000, respectively, on the Term Loan Facility, thereby eliminating all future payments prior to this facility’s due date in 2020. The Corporation may elect to increase the commitments under each of the Term Loan Facility and the Revolving Credit Facility up to an aggregate amount of $150,000. The proceeds of the term loans and the revolving loans borrowed on the Merger Date were used to fund a portion of the Merger consideration and pay fees and expenses associated therewith. Revolving loans borrowed under the Credit Agreement after the Merger Date were used for working capital and general corporate purposes.

On January 24, 2014, the Corporation amended the Credit Agreement to among other things, permit (i) specified corporate elections and tax distributions associated with a conversion from a “C corporation” to an “S corporation” for U.S. federal income tax purposes (the Corporation has not elected “S corporation” status and continues to operate as a “C corporation”), (ii) to make a one-time restricted payment of up to $50,000 to Parent and recurring restricted payments to enable the payment of current interest on the PIK Notes (as defined in Note 18), and (iii) to make certain additional capital expenditures each year primarily related to the Corporation’s information systems refresh project. The Credit Agreement was further amended on September 5, 2014. This amendment modified the Credit Agreement to among other things (i) reduce the interest rates applicable to the term loan and revolving loans, (ii) eliminate the London Interbank Offered Rate (“LIBOR”) floor interest rate used in the determination of interest charged on Eurodollar revolving loans, (iii) reduce the commitment fee applicable to unused revolving commitments and (iv) reset the usage term of the general restricted payment basket with effect from September 5, 2014. As a result of this amendment, certain changes in the syndicated lending group and the voluntary prepayments made on the term loan facility, the Corporation expensed $2,780 of unamortized financing fees and issuance costs in 2015. An additional $1,875 was expensed in the current year as a result of the voluntary prepayments made during 2016.

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

Accounts Receivable Facility

The Corporation is also a party to an accounts receivable facility that provides available funding of up to $50,000, under which there were no borrowings outstanding as of February 29, 2016 and February 28, 2015.

Under the terms of the accounts receivable facility, the Corporation sells accounts receivable to AGC Funding Corporation (a wholly-owned, consolidated subsidiary of the Corporation), which in turn sells participating interests in eligible accounts receivable to third party financial institutions as part of a process that provides funding to the Corporation similar to a revolving credit facility. The accounts receivable facility has a scheduled termination date of July 27, 2016 and then must be renewed annually thereafter. Borrowings on the accounts receivable facility typically bear interest based on the one-month LIBOR plus 40 basis points.

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

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $185,000 (at a principal carrying value of $185,000) and $251,789 (at a principal carrying value of $254,300) at February 29, 2016 and February 28, 2015, respectively.

At February 29, 2016, the Corporation was in compliance with the financial covenants under its borrowing agreements described above.

NOTE 12 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Prior to January 1, 2016, the Corporation sponsored a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Under this arrangement, the Corporation made separate discretionary profit sharing and 401(k) matching contributions annually, after fiscal year-end, depending on its financial results.

Effective January 1, 2016, the existing profit sharing and 401(k) retirement savings plan was replaced with a safe harbor 401(k) arrangement. Pursuant to the new arrangement, the matching contributions became non-discretionary, were increased, and are now made throughout the year, rather than on an annual basis. The increased matching contributions effectively replace the Corporation’s discretionary profit sharing contributions, which were discontinued for fiscal years ending after February 29, 2016. The combined expense attributable to the profit sharing and employer matching 401(k) contributions in 2016, 2015 and 2014 were $14,200, $13,755 and $14,219, respectively.

The Corporation also has defined contribution plans that cover certain employees in the United Kingdom. Under these plans, the employees contribute to the plans and the Corporation matches a portion of the employee contributions. The Corporation’s matching contributions were $2,293, $2,558 and $2,124 for 2016, 2015 and 2014, respectively.

The Corporation also participates in a multiemployer pension plan covering certain domestic employees who are part of a collective bargaining agreement. Total pension expense for the multiemployer plan, representing contributions to the plan, was $595, $586 and $582 in 2016, 2015 and 2014, respectively.

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

In 2001, in connection with its acquisition of Gibson Greetings, Inc. (“Gibson”), the Corporation assumed the obligations and assets of Gibson’s defined benefit pension plan (the “Gibson Retirement Plan”) that covered substantially all Gibson employees who met certain eligibility requirements. Benefits earned under the Gibson Retirement Plan have been frozen and participants no longer accrue benefits after December 31, 2000. The Gibson Retirement Plan has a measurement date of February 28 or 29. The Corporation contributed $4,516 and $3,518 to the plan in 2016 and 2015, respectively. No contributions were made to the plan in 2014. The Gibson Retirement Plan was underfunded at February 29, 2016 and February 28, 2015.

The Corporation also has an unfunded nonqualified defined benefit pension plan (the “Supplemental Executive Retirement Plan” or “SERP”) covering certain management employees. Effective December 31, 2013, the Corporation amended the SERP to freeze the accrued benefit for all active participants and closed the plan to new participants. As a result, the liabilities of the SERP were re-measured as of December 31, 2013, and a curtailment gain of $7,164 was recognized in 2014 as a reduction of actuarial losses within accumulated other comprehensive income and a corresponding reduction in the SERP’s overall benefit obligation. In addition, a non-cash loss of $1,746 arising from the recognition of previously recorded prior service costs was included in net periodic benefit cost in 2014. The amendment did not affect the benefits of participants who retired or separated from the Corporation with a deferred vested benefit prior to December 31, 2013. In accordance with the SERP’s vesting provisions, certain active participants became fully vested in their SERP benefit as a result of the Merger. This accelerated vesting increased the SERP’s benefit obligation by $2,613 and was recognized as an actuarial loss within accumulated other comprehensive income in 2014. The Supplemental Executive Retirement Plan has a measurement date of February 28 or 29.

The Corporation also has several defined benefit pension plans and one defined contribution plan at its Canadian subsidiary. These include a defined benefit pension plan covering most Canadian salaried employees, which was closed to new participants effective January 1, 2006, but eligible members continue to accrue benefits and an hourly plan in which benefits earned have been frozen and participants no longer accrue benefits after March 1, 2000. There are also two unfunded defined benefit plans, one that covers a supplemental executive retirement pension relating to an employment agreement and one that pays supplemental pensions to certain former hourly employees pursuant to a prior collective bargaining agreement. Effective January 1, 2006, a defined contribution plan was established and integrated with the defined benefit salaried plan. Under the defined contribution plan, the Corporation fully matches employee contributions which can range between 2% and 4% of eligible compensation. The Corporation’s matching contributions were $319, $354 and $378 for 2016, 2015 and 2014, respectively. All defined benefit plans have a measurement date of February 28 or 29.

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

The following table sets forth summarized information on the defined benefit pension plans and postretirement benefits plan:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$192,793	$184,786	$63,142	$66,632
Service cost	710	683	335	368
Interest cost	6,186	7,249	2,028	2,545
Participant contributions	10	16	3,042	3,282
Retiree drug subsidy payments	—	—	467	590
Plan amendments	—	580	—	—
Actuarial (gain) loss	(4,427)	14,137	(5,594)	(4,387)
Benefit payments	(11,299)	(11,431)	(5,448)	(5,888)
Currency exchange rate changes	(1,868)	(3,227)	—	—

Benefit obligation at end of year	182,105	192,793	57,972	63,142
Change in plan assets:
Fair value of plan assets at beginning of year	108,293	104,894	45,600	48,757
Actual return on plan assets	(2,646)	12,188	(129)	2,313
Employer contributions	6,547	5,612	(3,042)	(3,282)
Participant contributions	10	16	3,042	3,282
Benefit payments	(11,299)	(11,431)	(5,261)	(5,470)
Currency exchange rate changes	(1,686)	(2,986)	—	—

Fair value of plan assets at end of year	99,219	108,293	40,210	45,600

Funded status at end of year	$(82,886)	$(84,500)	$(17,762)	$(17,542)

Amounts recognized on the Consolidated Statement of Financial Position consist of the following:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	2016	2015	2016	2015
Accrued compensation and benefits	$(2,647)	$(2,639)	$—	$—
Other liabilities	(80,239)	(81,861)	(17,762)	(17,542)

Net amount recognized	$(82,886)	$(84,500)	$(17,762)	$(17,542)

Amounts recognized in accumulated other comprehensive (income) loss:
Net actuarial loss (gain)	$69,217	$68,372	$(20,472)	$(19,396)
Net prior service cost (credit)	—	—	(3,473)	(4,173)
Net transition obligation	10	16	—	—

Accumulated other comprehensive loss (income)	$69,227	$68,388	$(23,945)	$(23,569)

For the defined benefit pension plans, the estimated net loss and transition obligation that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are approximately $3,474 and $4, respectively. Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation or plan assets are amortized over the average remaining future service period of active participants or the life expectancy of inactive participants, as appropriate.

For the postretirement benefits plan, the estimated net gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately ($1,470) and ($700), respectively. The unrecognized net gain in excess of 10% of the greater of the benefit obligation or plan assets is amortized over the average future service period of active participants expected to receive benefits. Prior service credits are amortized straight-line beginning at the date of each plan amendment over the average future service period of the affected plan participants expected to receive benefits.

The following table presents significant weighted-average assumptions to determine benefit obligations and net periodic benefit cost:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	2016	2015	2016	2015
Weighted average discount rate used to determine:
Benefit obligations at measurement date
U.S.	3.50-3.75%	3.25-3.50%	3.75%	3.50%
International	3.70%	3.40%	N/A	N/A
Net periodic benefit cost
U.S.	3.25-3.50%	4.00-4.25%	3.50%	4.25%
International	3.40%	4.05%	N/A	N/A
Expected long-term return on plan assets:
U.S.	6.75%	6.75%	6.50%	6.50%
International	4.50%	5.25%	N/A	N/A
Rate of compensation increase:
U.S.	N/A	N/A	N/A	N/A
International	3.00%	3.00%	N/A	N/A
Health care cost trend rates:
For year following February 28 or 29	N/A	N/A	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year the rate reaches the ultimate trend rate	N/A	N/A	2021	2021

For 2016 and 2015, the net periodic pension cost for the defined benefit pension plans was based on long-term asset rates of return as noted above. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy, current mix of investments and historical return for the asset classes.

For 2016 and 2015, the Corporation assumed a long-term asset rate of return of 6.50% to calculate the expected return for the postretirement benefit plan. In developing the expected long-term rate of return assumption, consideration was given to various factors, including a review of asset class return expectations based on historical compounded returns for such asset classes.

	2016	2015
Effect of a 1% increase in health care cost trend rate on:
Service cost plus interest cost	$67	$82
Accumulated postretirement benefit obligation	2,046	2,083
Effect of a 1% decrease in health care cost trend rate on:
Service cost plus interest cost	(67)	(72)
Accumulated postretirement benefit obligation	(1,788)	(1,798)

The following table presents selected defined benefit pension plan information:

	2016	2015
For all defined benefit pension plans:
Accumulated benefit obligation	$182,099	$192,774
For defined benefit pension plans that are not fully funded:
Projected benefit obligation	182,050	169,803
Accumulated benefit obligation	182,044	169,803
Fair value of plan assets	99,164	85,052

A summary of the components of net periodic benefit cost for the defined benefit pension plans is as follows:

	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$710	$683	$1,115
Interest cost	6,186	7,249	7,065
Expected return on plan assets	(6,581)	(6,522)	(6,267)
Amortization of transition obligation	4	5	6
Amortization of prior service cost	—	580	190
Amortization of actuarial loss	3,402	2,827	3,485
Recognition of prior service cost upon curtailment	—	—	1,746

Net periodic benefit cost	3,721	4,822	7,340
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial loss	4,749	8,610	941
Prior service cost	—	580	414
Amortization of prior service cost	—	(580)	(190)
Amortization of actuarial loss	(3,402)	(2,827)	(3,485)
Amortization of transition obligation	(4)	(5)	(6)
Change in control	—	—	2,613
Curtailment gain	—	—	(7,164)
Recognition of prior service cost upon curtailment	—	—	(1,746)

Total recognized in other comprehensive income	1,343	5,778	(8,623)

Total recognized in net periodic benefit cost and other comprehensive income	$5,064	$10,600	$(1,283)

A summary of the components of net periodic benefit cost for the postretirement benefit plan is as follows:

	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$335	$368	$431
Interest cost	2,028	2,545	2,397
Expected return on plan assets	(2,687)	(2,882)	(3,067)
Amortization of prior service credit	(699)	(1,304)	(1,303)
Amortization of actuarial gain	(1,702)	(1,435)	(1,043)

Net periodic benefit cost	(2,725)	(2,708)	(2,585)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Actuarial gain	(2,777)	(3,818)	(1,659)
Amortization of actuarial gain	1,702	1,435	1,043
Amortization of prior service credit	699	1,304	1,303

Total recognized in other comprehensive income	(376)	(1,079)	687

Total recognized in net periodic benefit cost and other comprehensive income	$(3,101)	$(3,787)	$(1,898)

At February 29, 2016 and February 28, 2015, the assets of the plans are held in trust and allocated as follows:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	2016	2015	2016	2015	Target Allocation
Equity securities:
U.S.	48%	50%	26%	27%	15% - 30%
International	36%	34%	N/A	N/A	N/A
Debt securities:
U.S.	51%	49%	70%	71%	65% - 85%
International	64%	65%	N/A	N/A	N/A
Cash and cash equivalents:
U.S.	1%	1%	4%	2%	0% - 15%
International	—	1%	N/A	N/A	N/A

As of February 29, 2016, the investment policy for the U.S. pension plans targets an approximately even distribution between equity securities and debt securities with a minimal level of cash maintained in order to meet obligations as they come due. The investment policy for the international pension plans targets an approximately 30/65/5 distribution between equity securities, debt securities and cash and cash equivalents, respectively.

The investment policy for the postretirement benefit plan targets a distribution among equity securities, debt securities and cash and cash equivalents as noted above. All investments are actively managed. This policy is subject to review and change.

The following table summarizes the fair value of the defined benefit pension plan assets at February 29, 2016:

	Fair value at February 29, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$707	$—	$707
Equity securities (collective funds)	38,595	—	38,595
Fixed-income funds	40,542	—	40,542
International plans:
Short-term investments	55	—	55
Equity securities (collective funds)	6,931	—	6,931
Fixed-income funds	12,389	—	12,389

Total	$99,219	$—	$99,219

The following table summarizes the fair value of the defined benefit pension plan assets at February 28, 2015:

	Fair value at February 28, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
U.S. plans:
Short-term investments	$709	$—	$709
Equity securities (collective funds)	42,473	—	42,473
Fixed-income funds	41,870	—	41,870
International plans:
Short-term investments	157	—	157
Equity securities (collective funds)	8,012	—	8,012
Fixed-income funds	15,072	—	15,072

Total	$108,293	$—	$108,293

The following table summarizes the fair value of the postretirement benefit plan assets at February 29, 2016:

	Fair value at February 29, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$1,706	$219	$1,487
Equity securities	10,324	10,324	—
Fixed income securities	28,180	—	28,180

Total	$40,210	$10,543	$29,667

The following table summarizes the fair value of the postretirement benefit plan assets at February 28, 2015:

	Fair value at February 28, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Short-term investments	$1,192	$—	$1,192
Equity securities	12,133	12,133	—
Fixed income securities	32,275	—	32,275

Total	$45,600	$12,133	$33,467

Short-term investments: Short-term investments primarily include money market funds and cash. Investments in money market funds, are valued based on exit prices or net asset values. These investments are generally classified as Level 2 since the valuations use observable inputs.

Equity securities: The fair value of collective funds is valued at the closing net asset value or at the executed exchange trade prices. Pricing for these securities is typically provided by a recognized pricing service. Generally, these collective fund investments are classified as Level 2 because the valuations are based on observable inputs. Investments in exchange traded mutual funds are valued at the closing price reported on the active market on which such funds are traded and are therefore classified as Level 1.

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

The Corporation expects to contribute approximately $4,900 in 2017 to the Gibson Retirement Plan, which represents the legally required minimum contribution level. Any discretionary additional contributions the Corporation may make are not expected to exceed the deductible limits established by Internal Revenue Service (“IRS”) regulations.

Based on historic patterns and currently scheduled benefit payments, the Corporation expects to contribute approximately $2,550 to the Supplemental Executive Retirement Plan in 2017, which represents the total expected benefit payments for that period. The plan is a nonqualified and unfunded plan, and annual contributions, which are equal to benefit payments, are made from the Corporation’s general funds.

The benefits expected to be paid out are as follows:

		Postretirement Benefits Plan
	Defined Benefit Pension Plans	Excluding Effect of Medicare Part D Subsidy	Including Effect of Medicare Part D Subsidy
2017	$11,246	$3,623	$3,187
2018	11,381	3,649	3,169
2019	11,421	3,679	3,157
2020	11,362	3,701	3,132
2021	11,432	3,688	3,544
2022 – 2026	57,003	18,458	17,768

NOTE 13 – LONG-TERM LEASES AND COMMITMENTS

The Corporation is committed under noncancelable operating leases for commercial properties (certain of which have been subleased) and equipment. Rental expense under operating leases for the years ended 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Gross rentals	$76,194	$84,612	$83,790
Sublease rentals	(1,742)	(2,945)	(5,152)

Net rental expense	$74,452	$81,667	$78,638

At February 29, 2016, future minimum rental payments for noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

Gross rentals:
2017	$62,824
2018	61,053
2019	53,355
2020	47,594
2021	42,135
Later years	174,294

441,255
Sublease rentals	(4,839)

Net rentals	$436,416

The table above includes approximately $264,000 of estimated future minimum rental payments related to the Clinton Cards business. Also included in the table above is approximately $159,000 of estimated future minimum rental payments related to the new world headquarters building. See Note 18 - “World headquarters relocation” for further information.

NOTE 14 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the assets and liabilities measured at fair value as of February 29, 2016:

	February 29, 2016	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$11,158	$9,936	$1,222	$—
Investment in equity securities	33,230	33,230	—	—

	$44,388	$43,166	$1,222	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$12,064	$9,936	$2,128	$—

The following table summarizes the assets and liabilities measured at fair value as of February 28, 2015:

	February 28, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,745	$10,997	$1,748	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,412	$10,997	$2,415	$—

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

NOTE 15 – COMMON SHARES AND STOCK-BASED COMPENSATION

At February 29, 2016 and February 28, 2015 the Corporation had 100 shares of common stock authorized and outstanding. In conjunction with the Merger and pursuant to the Corporation’s amended and restated articles of incorporation all previously authorized Class A and Class B shares were canceled and replaced by the new class of common stock.

Prior to the Merger, the Corporation maintained various stock-based compensation plans for the benefit of its directors, officers and other key employees. These plans provided for the granting of stock options, performance shares and restricted stock units. In conjunction with the Merger, all stock-based compensation awards were cash-settled, canceled or modified to cash-based liability awards. As a result, no stock-based compensation expense has been recognized subsequent to the Merger. The expense attributable to the modified cash-based liability awards for post-Merger vesting service is included with other cash-based incentive compensation.

For the year ended February 28, 2014, stock-based compensation expense, recognized in “Administrative and general expenses” on the Consolidated Statement of Income, was $13,812. Of this amount, $4,125 represented the expense attributed to equity-based awards prior to the Merger and $3,966 was the Merger-related incremental stock-based compensation expense associated with the cancellation of the outstanding performance shares and restricted stock units held by the Family Shareholders, as described in Note 2. The combined expense of $8,091 is offset against shareholder’s equity and is classified as “Stock-based compensation” on the Consolidated Statement of Cash Flows for the year then ended. The remaining stock-based compensation expense of $5,721 in 2014 represented the cumulative effect on compensation cost recognized prior to the Merger Date that was attributable to the fair value of the modified cash-based liability awards.

The Corporation received cash proceeds of $1,718 from the exercise of stock options during the year ended February 28, 2014. The total intrinsic value and tax benefits realized from the exercise of stock-based payment awards in 2014 were $6,298 and $2,486, respectively.

NOTE 16 – CONTINGENCY

The Corporation is presently involved in various judicial, administrative, and regulatory proceedings concerning matters arising in the ordinary course of business, including but not limited to, employment and commercial disputes and purported class action litigation. These matters are inherently subject to many uncertainties regarding the possibility of a loss to the Corporation. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur, confirming the incurrence of a liability or reduction of a liability. In accordance with ASC Topic 450, “Contingencies,” the Corporation accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. This accrual is included in “Accrued liabilities” on the Consolidated Statement of Financial Position. Due to this uncertainty, the actual amount of any loss may ultimately prove to be larger or smaller than the amounts reflected in the Corporation’s Consolidated Financial Statements. Some of these proceedings are at preliminary stages and some of these cases seek an indeterminate amount of damages.

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

On January 20, 2015, the parties reached a settlement in principle that, once approved by the Court, would fully and finally resolve the claims brought by Smith and Hourcade, as well as the classes they sought to represent. The settlement was a product of extensive negotiations and a private mediation, which was finalized and memorialized in a Stipulation and Class Action Settlement Agreement signed March 30, 2015. On March 31, 2015, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement and on July 23, 2015, the Court entered its Order Granting Preliminary Approval of Class Action Settlement. On August 24, 2015, the claims administrator commenced mailing of notice and claim forms to class members and the claims closed October 24, 2015. On October 14, 2015, plaintiffs filed a motion for final approval of the class settlement, together with their motion for approval of incentive payments to the Named Plaintiffs and attorneys’ fees. The Court held a final approval hearing on December 17, 2015. On May 19, 2016, the Court entered an Order Granting Motion for Final Approval of Class Action Settlement; Granting in Part Motion for Attorneys’ Fees, Costs and Class Representatives’ Service Payments.

The Court-approved settlement establishes a settlement fund of $4,000 to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and July 23, 2015. American Greetings will fund the settlement within twenty (20) days after passage of all appeal periods. Thereafter, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s final approval order.

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

NOTE 17 - INCOME TAXES

Income from continuing operations before income taxes:

	2016	2015	2014
United States	$210,603	$139,749	$84,801
International	(19,614)	(29,043)	28,425

	$190,989	$110,706	$113,226

Income tax expense from the Corporation’s continuing operations has been provided as follows:

	2016	2015	2014
Current:
Federal	$43,800	$61,049	$26,018
International	(39)	(58)	8,027
State and local	449	5,965	6,044

	44,210	66,956	40,089
Deferred	16,937	(21,357)	22,615

	$61,147	$45,599	$62,704

Reconciliation of the Corporation’s income tax expense from continuing operations from the U.S. statutory rate to the actual effective income tax rate is as follows:

	2016	2015	2014
Income tax expense at statutory rate	$66,846	$38,747	$39,629
State and local income taxes, net of federal tax benefit	3,715	3,085	7,617
Corporate-owned life insurance	(2,545)	25,861	(1,625)
International items, net of foreign tax credits	802	(12,258)	4,580
Uncertain tax benefits and related items	(1,124)	(1,853)	793
Valuation allowance	(731)	(4,244)	12,606
Domestic production activities deduction	(4,690)	(5,250)	(3,815)
Other	(1,126)	1,511	2,919

Income tax at effective tax rate	$61,147	$45,599	$62,704

The lower than statutory rate for the current fiscal year was due to the domestic production activities deduction, the tax treatment of corporate-owned life insurance, the benefit of dual consolidated losses of the Corporation’s branches, changes in uncertain tax benefits, and federal provision to return adjustments. This decrease was partially offset by losses in our foreign jurisdictions that have lower tax rates.

During 2015, the Corporation surrendered certain of its corporate-owned life insurance policies that resulted in an increase in income tax expense of $28,279 which is included in the “Corporate-owned life insurance” line above. This increase was partially offset by the benefit of dual consolidated losses of the Corporation’s branches totaling $13,268 which is included in the “International items, net of foreign tax credits” line. The net release of valuation allowances of $4,244 against certain net operating losses and foreign tax credit carryforwards further benefitted income tax expense.

Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	February 29, 2016	February 28, 2015
Deferred tax assets:
Employee benefit and incentive plans	$51,159	$60,082
Goodwill and other intangible assets	34,907	41,728
Net operating loss carryforwards	22,929	24,227
Net operating loss carryforwards limited by IRC section 382	21,765	24,319
Reserves not currently deductible	19,596	19,382
Accrued expenses deductible as paid	10,764	9,187
Inventory costing	7,556	9,531
Foreign tax credit carryforwards	1,718	1,227
Deferred revenue	1,413	1,871
Deferred capital loss	1,391	1,407
Other (each less than 5 percent of total assets)	9,458	8,369

	182,656	201,330
Valuation allowance	(25,764)	(23,482)

Total deferred tax assets	156,892	177,848
Deferred tax liabilities:
Property, plant and equipment	44,236	48,123
Unrealized Investment Gain	10,160	—
Other	4,654	3,169

Total deferred tax liabilities	59,050	51,292

Net deferred tax assets	$97,842	$126,556

Net deferred tax assets are included on the Consolidated Statement of Financial Position in the following captions:

	February 29, 2016	February 28, 2015
Deferred and refundable income taxes (current)	$—	$40,543
Deferred and refundable income taxes (noncurrent)	97,861	86,030
Deferred income taxes and noncurrent income taxes payable	(19)	(17)

Net deferred tax assets	$97,842	$126,556

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

As discussed in Note 1, the Corporation recorded an adjustment to mark to market the value of one of its investments as of February 29, 2016. As a result, a decrease in the Corporation’s deferred tax assets in the amount of $12,725 was recognized in other comprehensive income for the fiscal year ended February 29, 2016.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Corporation early adopted ASU 2015-17 during the fourth quarter of 2016 on a prospective basis. Adoption of ASU 2015-17 resulted in a reclassification of the Corporation’s net current deferred tax asset to the net non-current deferred tax asset in the Corporation’s Consolidated Balance Sheet as of February 29, 2016. No prior periods were retrospectively adjusted.

Based upon a review of positive and negative evidence, the Corporation has recorded a valuation allowance of $25,764 and $23,482 as of February 29, 2016 and February 28, 2015, respectively. Of the change during the year, a decrease of $550 was reflected through the income tax provision and an increase of $2,832 was reflected though Other Comprehensive Income. Such valuation allowance relates principally to certain international and domestic net operating loss carryforwards, foreign tax credit carryforwards and international capital losses.

At February 29, 2016, the Corporation had deferred tax assets of approximately $5,525 for international net operating loss carryforwards, of which $5,171 have no expiration dates and $354 have expiration dates ranging from 2031 through 2036. In addition, the Corporation had deferred tax assets related to domestic net operating loss, state net operating loss and foreign tax credit (“FTC”) carryforwards of approximately $12,470, $4,934 and $8,673, respectively. The federal net operating loss carryforwards have expiration dates ranging from 2020 to 2028. The state net operating loss carryforwards have expiration dates ranging from 2016 to 2036. The FTC carryforward has expiration dates ranging from 2019 to 2022.

Deferred taxes have not been provided on approximately $21,043 of undistributed earnings of international subsidiaries since such earnings are deemed to be permanently reinvested. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.

At February 29, 2016, the Corporation had unrecognized tax benefits of $17,112 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $15,411 compared to unrecognized tax benefits of $20,814 that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $18,597 at February 28, 2015. It is reasonably possible that the Corporation’s unrecognized tax positions as of February 29, 2016 could decrease approximately $1,404 during 2017 due to anticipated expiration of statute of limitations.

The following is a tabular reconciliation of the total amounts of the Corporation’s unrecognized tax benefits:

	2016	2015	2014
Balance at beginning of year	$20,814	$19,011	$21,659
Additions for tax positions of prior years	2,413	3,527	538
Reductions for tax positions of prior years	(3,777)	(1,440)	(2,459)
Settlements	—	(14)	—
Statute lapse	(2,338)	(270)	(727)

Balance at end of year	$17,112	$20,814	$19,011

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and income taxes as a component of income tax expense. During the year ended February 29, 2016, the Corporation recognized a net benefit of $1,053 for interest and penalties due to a reversal of accrued interest on unrecognized tax benefits and income taxes. This was primarily due to the release of unrecognized tax benefits due to the issuance of regulations that clarified the law and the expiration of a statute of limitations as discussed above. As of February 29, 2016, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $1,526. During the year ended February 28, 2015, the Corporation recognized a net benefit of $1,281 for interest and penalties due to a reversal of accrued interest on unrecognized tax benefits and income taxes. As of February 28, 2015, the total amount of gross accrued interest and penalties related to unrecognized tax benefits and income taxes netted to a payable of $2,580.

With few exceptions, the Corporation is subject to examination in the U.S. and various state and local jurisdictions for tax years 2010 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2011 to the present.

Income taxes paid from continuing operations were $44,688 in 2016, $59,758 in 2015, and $18,637 in 2014.

NOTE 18 – RELATED PARTY INFORMATION

World headquarters relocation

In May 2011, the Corporation announced that it will be relocating its world headquarters to a new location in the City of Westlake, Ohio, in a mixed-use development known as Crocker Park (the “Crocker Park Development”), which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the going private transaction, the Corporation announced plans in October 2013 to resume the project and, on March 26, 2014, the Corporation purchased from Crocker Park, LLC, the owner of the Crocker Park Development, 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) on which the new world headquarters will be built. The purchase price for the land was $7,390

(based on a per acre price of $510). Morry Weiss, the Chairman of the Board of the Corporation, Zev Weiss and Jeffrey Weiss, directors and the Co-Chief Executive Officers of the Corporation, and Gary and Elie Weiss, directors and non-executive officers of the Corporation, together with members of their family (collectively, the “Weiss Family”), indirectly own a minority stake in Crocker Park, LLC through their indirect ownership of approximately 37% of the membership interests in Crocker Park, LLC. In addition, Morry Weiss and other members of the Weiss Family have guaranteed certain of Crocker Park, LLC’s obligations, including obligations incurred in connection with the Crocker Park Development. The authority to conduct, manage and control the business of Crocker Park, LLC, including operating the Crocker Park Development and the decision whether to sell the Crocker Park Site to the Corporation, was reserved to the manager of Crocker Park, LLC. The manager of Crocker Park, LLC is not an affiliate of the Weiss Family, but is an affiliate of Stark Enterprises, Inc.

The Corporation is leasing a portion of the Crocker Park Site to H L & L, which is constructing the new world headquarters building on the Crocker Park Site and, when complete, will sublease the new world headquarters building back to the Corporation. In addition, to accommodate additional office needs, H L & L is constructing an additional approximately 60,000 square foot building (“Tech West”) adjacent to the world headquarters building and a surface parking lot (“Surface Lot”) on land that it is leasing from the Corporation. The Corporation has also entered into operating leases to lease these buildings from H L & L, which are anticipated to be available for occupancy in calendar year 2016. The initial lease terms are fifteen years and will begin upon occupancy. The annual rent is expected to be approximately $10,600. See Note 8 for further information.

In connection with Tech West and the Surface Lot, the Corporation entered into two agreements in the current year with H L & L as described below. For a more complete description of the transactions associated with the world headquarters relocation, refer to Item 13. Certain Relationships and Related Party Transactions, and Director Independence included in Part III of this Form 10-K.

Under the terms of a Master Lease Agreement (Tech West), American Greetings is ground leasing to H L & L, property consisting of Tech West and the Surface Lot (the “Master Tech Lease Premises”). The Master Lease Agreement (Tech West) term is coterminous with the Master Lease Agreement. The Master Lease Agreement (Tech West) is a “net” lease. In accordance with the Master Lease Agreement (Tech West), H L & L is constructing and will own the Master Tech Lease Premises. H L & L is responsible for the cost of constructing and maintaining the Master Tech Lease Premises and is responsible for the payment of all insurance, special assessments, taxes or other fees or costs related to the Master Tech Lease Premises (which costs will generally be passed through to the tenants of the Master Tech Lease Premises, including American Greetings pursuant to the terms of the Tech West/Surface Lot Lease Agreement referred to below). In conjunction with the Master Lease Agreement (Tech West), to effectuate certain sales tax savings in connection with the construction of the improvements at the Master Tech Lease Premises, H L & L has entered into intermediate leases with a qualified state-chartered port authority (which is subleasing the Master Tech Lease Premises back to H L & L). These leases are net in cost to American Greetings and H L & L, other than any sales tax savings benefitting American Greetings or H L & L. The leasehold estate has been pledged as collateral (mortgaged) in connection with H L & L’s construction financing for the Master Tech Lease Premises.

Pursuant to the terms of the Tech West/Surface Lot Lease Agreement, H L & L is leasing to American Greetings 100% of the Master Tech Lease Premises to be used in connection with American Greetings’ new world headquarters. The Tech West/Surface Lot Lease Agreement has a term of 15 years, commencing after the Tech West and the Surface Lot are substantially complete and ready for occupancy, with a base rent of $1,137 per year. During the term of the Tech West/Surface Lot Lease Agreement, other than costs for structural repair and replacements of the Master Tech Lease Premises, American Greetings will be generally responsible for furniture, fixtures and equipment and all costs associated with the maintenance and repair of Tech West and the Surface Lot, including its pro rata share of all operating costs, including the O&M Fee required under the Private Development Agreement.

Although the majority of the costs to construct the new world headquarters is expected to be financed through H L & L, due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and the Corporation may have to dedicate additional funds to the project, including providing additional funds to H L & L. As a result, effective as of December 1, 2014, the Corporation entered into a loan agreement with H L & L under which the Corporation may from time to time make revolving loans to H L & L. Loans made to H L & L under this agreement may only be used to fund construction costs associated with the world headquarters project and the maximum principal and market-rate interest that may be outstanding as of any given time under this loan agreement may not exceed $9,000. As of February 29, 2016 and February 28, 2015, there were no amounts outstanding under this loan agreement.

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

The Corporation, Parent and certain of their subsidiaries and affiliates, file a consolidated U.S. federal income tax return. The Corporation pays all taxes on behalf of the group included in this consolidated federal income tax return. Pursuant to this tax sharing arrangement, there was $259 due from affiliates at February 29, 2016 and $1,846 due to affiliates at February 28, 2015.

On February 10, 2014, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent of American Greetings, issued $285,000 aggregate principal amount of 9.750%/10.500% Senior PIK Toggle Notes due 2019 (the “PIK Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). CIHC2 was formed for the sole purpose of issuing the PIK Notes. The net proceeds from the offering, together with a portion of a $50,000 dividend the Corporation paid to Parent, were used to redeem the preferred equity interest in Parent. The PIK Notes pay interest semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. Interest on the PIK Notes accrues from February 10, 2014 at a rate of 9.750% per annum with respect to cash interest and 10.500% per annum with respect to PIK Interest (as defined below), which is the cash interest rate plus 75 basis points. The first interest payment on the PIK Notes was payable entirely in cash. Interest for the final interest period ending at stated maturity will be payable entirely in cash. For each other interest period, CIHC2 will be required to pay interest on the PIK Notes entirely in cash (“Cash Interest”), unless certain conditions are satisfied, in which case CIHC2 will be entitled to pay interest on the PIK Notes by increasing the principal amount of the PIK Notes or by issuing new PIK Notes, such increase or issuance being referred to herein as “PIK Interest.” Prior to the payment of Cash Interest, the Corporation expects that, through dividends the Corporation will provide CIHC2 with the cash flow for it to pay interest on the PIK Notes. Assuming CIHC2 pays interest on the PIK Notes in cash, rather than as PIK Interest, the annual cash required to pay the Cash Interest is expected to be approximately $27,800.

The Corporation paid cash dividends to Parent, its sole shareholder, in the aggregate amount of $34,619, $38,073 and $75,420 during 2016, 2015 and 2014, respectively. Of the dividends paid in 2016, $27,788 was used by Parent to pay interest on the PIK Notes. In addition, H L & L paid $9,865 to the Corporation in 2015 to acquire certain assets previously purchased by the Corporation related to the new world headquarters project, which is included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows. Refer to Item 13. Certain Relationships and Related Party Transactions, and Director Independence included in Part III of this Form 10-K for a description of the transactions associated with the world headquarters relocation.

NOTE 19 – BUSINESS SEGMENT INFORMATION

The Corporation is organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution.

The North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. As permitted under ASC Topic 280, “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating segments have similar economic characteristics, products, sourcing processes, types of customers and distribution methods. In each of 2016, 2015 and 2014, approximately 58% of the North American Social Expression Products segment’s revenue is attributable to its top five customers. Approximately 59%, 54% and 50% of the International Social Expression Products segment’s revenue in 2016, 2015 and 2014, respectively, is attributable to its top three customers.

At February 29, 2016, the Corporation operated 397 card and gift retail stores in the United Kingdom through its Retail Operations segment. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. Intersegment sales and profits from the International Social Expression Products segment to the Retail Operations segment are eliminated in consolidation.

AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices.

The Corporation’s Non-reportable operating segment primarily includes licensing activities and, prior to the disposition of AGI In-Store on August 29, 2014, the design, manufacture and sale of display fixtures. AGI In-Store had operating income of $53 through the date of sale in 2015 and $18,707 of operating income in 2014. See Note 3 for additional information regarding the sale of AGI In-Store.

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

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense on centrally-incurred debt, domestic profit-sharing and 401(k) matching contributions expense, settlement charges and, prior to the Merger, stock-based compensation expense. In addition, the costs associated with corporate operations including the senior management, corporate finance, legal and insurance programs, among other costs, are included in the unallocated items.

Operating Segment Information

	Total Revenue
	2016	2015	2014
North American Social Expression Products	$1,317,277	$1,316,617	$1,253,842
International Social Expression Products	273,477	319,825	306,519
Intersegment items	(67,126)	(62,229)	(56,729)

Net	206,351	257,596	249,790
Retail Operations	313,759	336,860	332,066
AG Interactive	56,483	58,995	61,084
Non-reportable segment	6,920	40,901	72,884

	$1,900,790	$2,010,969	$1,969,666

	Segment Earnings (Loss) Before Tax
	2016	2015	2014
North American Social Expression Products	$203,859	$193,176	$172,502
International Social Expression Products	(14,039)	10,530	11,380
Intersegment items	2,329	(3,022)	(2,110)

Net	(11,710)	7,508	9,270
Retail Operations	(22,904)	(35,007)	(4,637)
AG Interactive	19,126	21,668	15,540
Non-reportable segment	59,135	9,810	24,521
Unallocated:
Interest expense	(27,201)	(36,020)	(27,363)
Profit-sharing and 401(k) match expense	(14,200)	(13,755)	(14,219)
Stock-based compensation expense	—	—	(13,812)
Corporate overhead expense	(15,116)	(36,674)	(48,576)

	(56,517)	(86,449)	(103,970)

	$190,989	$110,706	$113,226

Non-reportable segment earnings for 2016 include a net gain of $61,234 from the sale of Strawberry Shortcake. See Note 3 for further information.

For 2016, “Corporate overhead expense” includes income recognized from state non-income based tax credits of $9,141. See Note 4 for further information.

For 2015, “Corporate overhead expense” included a gain of $35,004 from the sale of AGI In-Store and a non-cash charge of $21,924 in connection with the impairment of the Clinton Cards tradename. In addition, during 2015, the Corporation sold its current world headquarters location and recognized a non-cash loss on disposal of $15,544, of which $13,361 was recorded within the North American Social Expression Products segment and $2,183 was recorded in “Corporate overhead expense”.

For 2014, “Stock-based compensation expense” included stock-based compensation prior to the Merger and the impact of the settlement of stock options and the cancellation or modification of outstanding restricted stock units and performance shares concurrent with the Merger, a portion of which is non-cash. There has been no stock-based compensation subsequent to the Merger as these plans were converted into cash compensation plans at the time of the Merger.

See Note 2 for charges associated with the Merger, which were reflected in the Unallocated segment in 2014, with no comparative amounts in 2015 and 2016.

	Depreciation and Intangible Assets Amortization			Capital Expenditures
	2016	2015	2014	2016	2015	2014
North American Social Expression Products	$41,712	$41,443	$37,751	$63,937	$37,429	$37,618
International Social Expression Products	3,602	4,437	4,748	3,251	16,496	2,759
Retail Operations	8,496	10,417	6,630	2,752	22,779	8,054
AG Interactive	1,190	1,523	2,395	4,382	1,961	267
Non-reportable segment	212	1,128	1,773	32	32	2,718
Unallocated	522	905	1,728	11,664	12,469	2,681

	$55,734	$59,853	$55,025	$86,018	$91,166	$54,097

	Assets
	2016	2015
North American Social Expression Products	$1,078,176	$1,053,178
International Social Expression Products	89,177	108,709
Retail Operations	83,820	106,600
AG Interactive	8,812	5,874
Non-reportable segment	15,166	14,101
Unallocated and intersegment items	328,298	247,233

	$1,603,449	$1,535,695

Geographical Information

	Total Revenue			Property, Plant and Equipment - Net
	2016	2015	2014	2016	2015
United States	$1,270,589	$1,291,053	$1,258,328	$415,379	$309,935
United Kingdom	492,134	555,961	538,684	46,572	62,968
Other international	138,067	163,955	172,654	5,759	7,394

	$1,900,790	$2,010,969	$1,969,666	$467,710	$380,297

Product Information

	Total Revenue
	2016	2015	2014
Everyday greeting cards	$895,556	$944,768	$915,794
Seasonal greeting cards	468,299	499,113	479,623
Gift packaging and party goods	343,437	331,710	298,953
Other revenue	10,796	24,617	27,857
All other products	182,702	210,761	247,439

	$1,900,790	$2,010,969	$1,969,666

The “All other products” classification includes, among other things, stationery, ornaments, custom display fixtures (prior to August 2014 when that business was sold), stickers, online greeting cards, other online digital products and specialty gifts.

Termination Benefits and Facility Closings

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The Corporation recorded severance charges of $4,805, $5,418 and $6,890 in 2016, 2015 and 2014, respectively, related to headcount reductions and facility closures at several locations.

The following table summarizes the severance charges by segment:

	2016	2015	2014
North American Social Expression Products	$1,552	$2,706	$3,020
International Social Expression Products	2,801	2,420	2,094
Retail Operations	452	208	585
AG Interactive	—	84	1,004
Non-reportable	—	—	187

Total	$4,805	$5,418	$6,890

The remaining balance of the severance accrual was $3,479 and $4,303 at February 29, 2016 and February 28, 2015, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Thousands of dollars

The following is a summary of the unaudited quarterly results of operations for the years ended February 29, 2016 and February 28, 2015:

Fiscal 2016	Quarter Ended
	May 29	Aug 28	Nov 27	Feb 29
Net sales	$471,892	$418,611	$480,700	$518,791
Total revenue	473,443	421,028	484,031	522,288
Gross profit	277,969	243,043	245,535	289,404
Net income	72,764	24,480	6,550	26,048

As disclosed in Note 3, 2016 included a pre-tax gain of $61,234 from the sale of Strawberry Shortcake. Of this amount, $61,666 was initially recognized in the first quarter. Unfavorable adjustments to the gain of $41 and $391 were recorded in the second and third quarters, respectively.

The third quarter reflects a favorable adjustment of $853 for the recovery of a portion of the contract asset impairment charge recorded in 2015 for the bankruptcy of a customer within the North American Social Expression Products segment.

The fourth quarter included fixed asset impairment charges of $4,083 in the Retail Operations segment and a contract asset impairment of $8,510 primarily related to a change in expected future economic benefit on certain fixed term customer agreements in the International Social Expression Products segment.

Fiscal 2015	Quarter Ended
	May 30	Aug 29	Nov 28	Feb 28
Net sales	$497,274	$427,090	$508,006	$553,982
Total revenue	503,584	432,425	514,058	560,902
Gross profit	302,798	252,316	264,540	308,978
Net income (loss)	43,739	22,840	11,261	(12,733)

As disclosed in Note 3, fiscal 2015 included a pre-tax gain of $35,004 from the disposal of AGI In-Store. Of this amount, $38,802 was initially recognized in the second quarter. Unfavorable adjustments to the gain for final working capital adjustments of $139 and $3,659 were recorded in the third and fourth quarters, respectively. The Corporation also recognized a pre-tax loss of $15,544 from the sale of its current world headquarters in the second quarter.

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

American Greetings carries out a variety of on-going procedures, under the supervision and with the participation of the Corporation’s management, including its Co-Chief Executive Officers and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Co-Chief Executive Officers and Chief Financial Officer of American Greetings concluded that the Corporation’s disclosure controls and procedures were effective as of February 29, 2016.

Report of Management on Internal Control Over Financial Reporting.

The management of American Greetings is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. American Greetings’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate. American Greetings’ management assessed the effectiveness of the Corporation’s internal control over financial reporting as of February 29, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment under COSO’s 2013 “Internal Control-Integrated Framework,” management believes that, as of February 29, 2016, American Greetings’ internal control over financial reporting is effective.

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

Directors and Executive Officers

The Board of Directors presently consists of seven members. The persons listed below were the directors and executive officers of American Greetings as of May 26, 2016.

Name	Age	Current Position and Office
Morry Weiss	76	Director; Chairman of the Board
Zev Weiss	49	Director; Co-Chief Executive Officer
Jeffrey Weiss	52	Director; Co-Chief Executive Officer
Gary Weiss	53	Director; Vice President – Papyrus S.A.M. Team
Elie Weiss	43	Director; President of Real Estate
John W. Beeder	56	Director; President & Chief Operating Officer
Michael J. Merriman, Jr.	60	Director
Christopher W. Haffke	46	Vice President, General Counsel & Secretary
Brian T. McGrath	65	Senior Vice President, Human Resources
Douglas W. Rommel	60	Senior Vice President, Chief Information Officer
Gregory M. Steinberg	43	Chief Financial Officer
Robert D. Tyler	51	Corporate Controller & Chief Accounting Officer
Erwin Weiss	67	Senior Vice President

Morry Weiss and Erwin Weiss are brothers. Zev Weiss, Jeffrey Weiss, Gary Weiss and Elie Weiss are the sons of Morry Weiss.

Directors

Pursuant to our Amended and Restated Code of Regulations (“Code of Regulations”), the Board is comprised of one class of directors. Directors are elected by the shareholder of American Greetings, with a term continuing until the next annual shareholder meeting, or until a director’s successor is elected or he or she earlier resigns or is removed from office. According to the Code of Regulations, the number of directors may be fixed or changed at a shareholder meeting called for such purpose. The number of directors is currently fixed at seven. Below are the current directors of the Corporation.

Morry Weiss     Director since 1971, Chairman of the Board of Directors

Mr. Weiss joined American Greetings in 1961 and has had various responsibilities with American Greetings including Group Vice President of Sales, Marketing and Creative. In June 1978, Mr. Weiss was appointed President and Chief Operating Officer. From 1987 until 2003, Mr. Weiss was Chief Executive Officer of American Greetings. In 1992, Mr. Weiss became our Chairman. Mr. Weiss serves as a member of the advisory board of Primus Venture Partners (equity investor in companies requiring growth capital) and a member of the board of directors of Party City Holdco Inc. (a publicly held company in the business of party goods) since 2015. Mr. Weiss served as a director of National City Corporation (a publicly held financial holding company) from 1991 until its sale in 2008. Mr. Weiss participates in a number of professional, educational and non-profit organizations, including the Yeshiva University Board of Trustees and as a trustee of the Cleveland Clinic Foundation.

The Board selected Mr. Weiss as a director and Chairman of the Board of Directors because of his significant indirect ownership interest in the Corporation as well as his 50-plus years’ of extensive experience in the social expressions industry, holding positions of ever-increasing executive responsibility at the Corporation, including accomplished roles as American Greetings’ President, Chief Operating Officer and Chief Executive Officer. As a member of the Corporation’s founding family and a member of senior management for over 30 years, Mr. Weiss has extensive knowledge of our industry as well as our business and history that provides the Board valuable insight into our operations and strategies.

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

The Board selected Mr. Weiss because of his significant indirect ownership interest in the Corporation as well as his extensive executive management and leadership skills gained through his 23 years of experience at the Corporation. Mr. Weiss has extensive knowledge of the social expressions industry in general and the Corporation’s business in particular and, as our Co-Chief Executive Officer, Mr. Weiss’s day-to-day leadership of American Greetings gives him critical insight into our operations and strategies and provides an important link between management and our Board, facilitating the Board’s ability to effectively perform its oversight function with the benefit of management’s perspective on the business.

Jeffrey Weiss     Director since 2003

Mr. Weiss joined American Greetings in 1988 and has had various responsibilities with American Greetings, including most recently serving as its Co-Chief Executive Officer, a position he has held since 2013. Prior to becoming Co-Chief Executive Officer, Mr. Weiss was President and Chief Operating Officer of the Company since 2003. Mr. Weiss served as a director of Genius Brands International, Inc., a creator and distributor of music-based products for infants and young children, from 2013 until 2015. He is a board member of the Cleveland Institute of Art, the Musical Arts Association and the Cleveland Orchestra, Parsons School of Design Board of Governors, and NYU Bronfman Center/NYU Hillel Advisory Board.

The Board selected Mr. Weiss because of his significant indirect ownership interest in the Corporation as well as his extensive executive management and leadership skills, together with his significant knowledge of the social expressions industry, gained through his 25-plus years’ of experience at the Corporation. As President and Chief Operating Officer, and later as Co-Chief Executive Officer, his day-to-day exposure to the Corporation’s activities provides Mr. Weiss with a comprehensive understanding of our operations and an in-depth knowledge of our corporate strategies.

Elie Weiss    Director since 2013

Mr. Weiss is President of Real Estate of American Greetings, a position he has held since 2013. Mr. Weiss has served as a Trustee of BRT Realty Trust, a real estate investment trust engaged in the ownership and operation of multi-family properties, real estate lending and the ownership, operation and development of commercial, mixed-use and other real estate assets, since 2007. Mr. Weiss is also principal in restaurant development and operating groups, including Paladar Latin Kitchen and Rum Bar and Bomba Taco & Rum, which have restaurants in Florida, Ohio, Maryland and Arizona.

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

The Board selected Mr. Weiss because of his significant indirect ownership interest in the Corporation as well as his extensive involvement in the social expressions industry and understanding of the Corporation gained over the 25 years he has worked at American Greetings.

John W. Beeder    Director since 2014

Mr. Beeder is American Greetings’ President and Chief Operating Officer, a position he has held since 2013. Prior to becoming President and Chief Operating Officer, Mr. Beeder served as Senior Vice President, Executive Sales and Marketing Officer since 2008.

The Board selected Mr. Beeder because of his extensive executive management and leadership skills as well as his over 30 years of experience as an executive in the social expressions industry. In addition, as President and Chief Operating Officer, his hands-on leadership at American Greetings provides Mr. Beeder with a comprehensive understanding of our operations and an in-depth knowledge of our corporate strategy.

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

Executive Officers

The Board of Directors annually elects all executive officers; however, executive officers are subject to removal, with or without cause, at any time, provided, however, that the removal of an executive officer would be subject to the terms of their respective employment agreements, if any. The current executive officers and their business experience during at least the past five years are set forth below. Information concerning Co-Chief Executive Officers, Zev Weiss and Jeffrey Weiss, Chairman, Morry Weiss, and President and Chief Operating Officer, John Beeder, is included above and is not repeated below.

Christopher W. Haffke

Mr. Haffke is the Vice President, General Counsel and Secretary of American Greetings, a position he has held since 2012. Effective upon Mr. McGrath’s retirement on May 31, 2016, Mr. Haffke will become the General Counsel, Chief Human Resources Officer and Secretary of American Greetings. Prior to 2012, Mr. Haffke served as Vice President, Assistant General Counsel and Assistant Secretary since 2010.

Brian T. McGrath

Mr. McGrath is Senior Vice President, Human Resources of American Greetings, a position he has held since 2006. On December 15, 2015, Mr. McGrath announced his plans to retire from the Corporation, effective May 31, 2016. Prior to becoming Senior Vice President, Human Resources, Mr. McGrath served in several different capacities since joining the company in 1989.

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

Audit Committee

The Board has a standing Audit Committee consisting of Zev Weiss and Michael J. Merriman, Jr. The Board determined that Mr. Merriman qualifies as an “audit committee financial expert” as defined by the SEC rules and would be deemed independent under the listing requirements of the New York Stock Exchange (“NYSE”). The designation of Mr. Merriman as an audit committee financial expert is an SEC disclosure requirement and does not impose upon him any duties, obligations or liabilities that are greater than those generally imposed on him as a member of the Audit Committee and the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Compensation Discussion and Analysis

General Philosophy

We believe that our executive compensation program should enable us to attract, reward and retain the talented executives we need in our organization to achieve our key objectives, and should reward our executives for achieving their business goals. We believe that these goals should support corporate-wide initiatives, and align the efforts and interests of the executives with the interests of American Greetings. Under our programs, executives who play a role in achieving the corporate goals may be awarded cash-based incentives.

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

Board Processes

Decisions as to the compensation of our named executive officers are made by the full Board of Directors or Messrs. Zev and Jeffrey Weiss, as directors and the Co-Chief Executive Officers of the Corporation. The General Counsel and the Senior Vice President of Human Resources work with the Board of Directors in establishing the agenda for meetings where compensation decisions are made. Management also prepares meeting information and supporting materials for meetings. Executive officers, including the Co-Chief Executive Officers, the President and Chief Operating Officer, the Chairman, the General Counsel and the Senior Vice President of Human Resources, regularly participate in such meetings to provide:

•	proposals for compensation programs and plans;

•	background information regarding the compensation of our employees;

•	evaluations of the performance of executive officers;

•	recommendations on the actual compensation of executive officers; and

•	other information as requested from time to time.

Setting Compensation

In connection with setting the actual compensation levels for our named executive officers, from time to time we collect information from the marketplace on how other employers compensate people in similar positions, using consumer products industry data and, depending on the position, data from industry segments or individual companies, specifically to obtain a general understanding of current compensation practices. We usually focus more heavily on data from consumer products companies because: (1) our core business is consumer products focused – we create, manufacture, market and distribute social expression products sold to consumers; and (2) we often recruit employees from consumer product companies, or from companies that support or otherwise service the consumer products industry. Generally, for both the overall industry and consumer products market data, we look at companies with revenue that approximates our revenue. We typically obtain this data from compensation surveys that are published by nationally recognized consulting firms. We may also use compensation data provided by a retained consultant who draws on data held in its databases or information included in the proxy statements and other public filings of companies similar to us. While information developed solely from public filings covers only those individuals for whom compensation information is disclosed publicly, generally these positions correlate to our Co-Chief Executive Officers, President and Chief Operating Officer, Chief Financial Officer and certain of our other executive officers. In general, compensation realized by executives from prior awards made by us is not taken into account in setting current compensation levels. We believe that our executive officers should be fairly compensated each year compared to similar positions in the marketplace, with similar employers in similar industries. We also strive for internal equity among other executive officers.

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

In arriving at our decisions on executive compensation made prior to the closing of the Merger, we took into account the affirmative shareholder ‘say-on-pay’ vote at the 2011 annual meeting of shareholders. Because the compensation program described in our proxy statement in 2011 was approved by a substantial majority (over 90%), at that time we continued to apply the same principles in determining the amounts and types of executive compensation and did not implement changes to our executive compensation program as a result of the shareholder advisory vote.

Following the closing of the Merger, we re-evaluated the Corporation’s long-term strategic and financial objectives, resulting in a number of changes to our compensation programs to effectively align the interests of our executives with the objectives of the Corporation. Although our executive compensation philosophy continues to be grounded in an expectation of performance, following the Merger, we focused the goals of our named executive officers on generating earnings sufficient to repay indebtedness. Consequently, earnings before interest, taxes, depreciation and amortization (“EBITDA”) was introduced as the central financial measure in the Executive Incentive Plan, which is focused on annual performance, as well as in the Corporation’s cash-based long-term incentive Plan (“LTIP”), which is designed to reward participants for the achievement of a multi-year cumulative EBITDA goal and is intended to complement the Executive Incentive Plan by reinforcing the need for sustained high performance over the long term. Finally, the enhanced long-term incentive program (the “LTIP Enhancement Program”) is designed to further increase the focus of our executives on the achievement of the aforementioned multi-year cumulative EBITDA goal.

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

Salary adjustments, if any, normally take effect on May 1st, based on performance in the immediately preceding fiscal year. Except as described below, base salaries paid during fiscal 2016 were determined and approved by the Board of Directors.

Named Executive Officers. To determine the base salary to be paid to each of Zev Weiss and Jeffrey Weiss in fiscal 2016, the Board of Directors assessed their performance during, and their contribution to our results in, fiscal 2015. The Board of Directors primarily considered our financial performance, specifically objectives based on achieving financial goals established under our fiscal 2015 Executive Incentive Plan, as described below. As such, the Board of Directors determined to increase the base salaries of Zev Weiss and Jeffrey Weiss by 3%, from $1,016,679 to $1,047,179.

In assessing the base salaries to be paid to each named executive officer other than Zev and Jeffrey Weiss in fiscal 2016, the Board of Directors considered each of the Co-Chief Executive Officer’s proposed change to each named executive’s base salary, together with his assessment of each other named executive officer’s performance during fiscal 2015, primarily in the context of the Corporation achieving its financial goals established under our fiscal 2015 Executive Incentive Plan. Our named executive officers’ individual performance during fiscal 2015 was assessed qualitatively, with no specific weightings given to any factors considered.

Based primarily on the Corporation’s overall financial performance, including the executive’s contribution to achieving financial goals established under our fiscal 2015 Executive Incentive Plan, Greg Steinberg, Erwin Weiss and Brian McGrath were determined to have met performance expectations. Effective May 1, 2015, the Board of Directors determined to increase Mr. Gregory Steinberg’s salary by 5% from $325,000 to $341,250, Mr. Erwin Weiss’s salary by 3% from $521,674 to $537,324, and Mr. Brian McGrath’s salary by 3% from $447,699 to $461,130.

In addition, effective May 1, 2015, the Board of Directors determined to increase Mr. Beeder’s base salary, based on his experience, his significant contributions to the management of the Corporation and, with consideration to the pay practices of companies similar to our own with respect to their President and Chief Operating Officer, by 31.6% from $645,810 to $850,000.

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

The performance goal for the fiscal 2016 Executive Incentive Plan is based on the consolidated EBITDA generated by the Corporation for fiscal 2016. EBITDA was selected as the performance measure for its strong correlation to operating effectiveness and cash flow. We believe that a focus on a single goal is necessary to promote maximum collaboration among the Corporation’s various operating groups and minimize the potential of business units to work at cross purposes. The annual EBITDA goal for fiscal 2016 was established shortly following consummation of the Merger to complement the goals under the then newly established LTIP at a level necessary to achieve the cumulative three-year goals under our LTIP. For fiscal 2016, the EBITDA goal under the Executive Incentive Plan was $260 million.

Target Incentive and Calculation of Awards. The Executive Incentive Plan target award levels, as a percentage of base salary, for the named executive officers of American Greetings are listed below. We generally expect that our annual cash incentive awards will be consistent with awards paid to individuals with similar positions in the marketplace.

Name	Target Incentive
Zev Weiss	100%
Jeffrey Weiss	100%
Gregory Steinberg	70%
John Beeder	90%
Erwin Weiss	70%
Brian McGrath	70%

Under the Executive Incentive Plan, an incentive equal to a multiple of the executive officer’s target incentive percentage will be paid based on the level of performance achieved compared to the Corporation’s EBITDA goal. The maximum bonus opportunity is 200% of the target incentive award. To earn this maximum, we must achieve at least 125% of the EBITDA financial goal. The incentive payable will vary depending on the performance under the EBITDA performance component. For performance between 90% and 125% of the goal, the target award will be increased or decreased, as applicable, by 4% for each percentage by which we exceed or fall below the goal. No award is earned under the Executive Incentive Plan for EBITDA performance of less than 90% of the goal. Incentive compensation earned by executive officers under the Executive Incentive Plan is paid entirely in cash.

Awards to Named Executive Officers. When calculating incentive payments under the Executive Incentive Plan, our results as measured against our fiscal 2016 goal, and the goal, were adjusted to account for certain items, events or changes in the business or its plans that, if included, would either not be a meaningful measure of performance, or not appropriately incentivize management. Specifically, adjustments were made for certain gains, losses or expenses determined to be extraordinary or unusual in nature or infrequent in occurrence, such as gains and related changes to planned income from the recent sales of our fixtures business and the Strawberry Shortcake property. In addition, due to the exceptional nature of our international retail operations and the difficulty of estimating its results when the bonus goals were first established, the gains and losses from our retail operations segment have also been excluded for purposes of calculating incentive payments under the Executive Incentive Plan. The fiscal 2016 EBITDA target goal under the Executive Incentive Plan was $260 million, or $221.2 million as adjusted, and actual results as so adjusted was $237 million, or approximately 107.2% of target, resulting in a payout as a percentage of the target incentive of 128.8% and payments to the named executive officers as set forth in the table below.

Name	Target Payout as a % of Base Salary(1)	Target Award ($)(1)	Maximum Award ($)(1)	Actual Award ($)(1)	Actual Payout as a % of Base Salary(1)
Zev Weiss	100%	$1,042,096	$2,084,192	$1,342,219	129%
Jeffrey Weiss	100%	$1,042,096	$2,084,192	$1,342,219	129%
Gregory Steinberg	70%	$236,979	$473,958	$305,229	90%
John Beeder	90%	$734,372	$1,468,743	$945,870	116%
Erwin Weiss	70%	$374,301	$748,602	$482,100	90%
Brian McGrath	70%	$321,224	$642,448	$413,736	90%

(1)	Amounts calculated based on base salaries actually paid or earned by the named executive officers during fiscal 2016.

Awards made to the named executive officers under the Executive Incentive Plan for performance in fiscal 2016 are reflected in the Fiscal 2016 Summary Compensation Table below.

Long-Term Incentive Compensation

Prior to the closing of the Merger, our long-term incentive compensation program consisted primarily of restricted stock units (“RSUs”) and performance shares, where the number of RSUs and performance shares granted was based on the participant’s position in the Corporation and, with respect to RSUs, his or her individual performance in the prior fiscal year. During the time we were a publicly held company, our equity awards were consistent with our pay-for-performance principles because they aligned the interests of executives with those of the shareholders, fostered employee stock ownership, reflected the market’s assessment of our level of goal achievement and focused the management team on increasing value for the shareholders.

Now that the Corporation is privately held, we believe that it is important to keep our management team focused on the consistency of our financial results over the long-term. In keeping with our pay-for-performance philosophy and our design principles of simplicity and cross-program alignment, the LTIP, like the Executive Incentive Plan, is a performance-based program with a single performance measure tied to corporate EBITDA. We believe this combination of annual and long-term programs focused on EBITDA reinforces the importance of sustaining high operating performance and strong cash flow and ensures our management team is united under a common set of objectives in its effort to drive results.

Long-Term Incentive Plan

General. The LTIP is designed to reward employees, including certain of the named executive officers, for achieving a three-year cumulative performance goal as established by the Board of Directors during fiscal 2014. The program is designed to complement the annual Executive Incentive Plan by reinforcing the importance of sustained EBITDA performance over a longer period of time. Together, the LTIP and the Executive Incentive Plan are expected to drive significant operational performance for the Corporation.

Award levels were established based on the level of the executive officer’s position as well as the magnitude of the contribution the executive is expected to make to the Corporation over the duration of the program. With some exceptions, including the award level for Messrs. Zev and Jeffrey Weiss, award levels for our executive officers generally reflect the value of the discontinued RSU and performance share equity award programs that would otherwise be recognized and expensed by the Corporation over a three-year timeframe. Messrs. Zev Weiss and Jeffrey Weiss do not participate in the LTIP.

Threshold, target and maximum award opportunities under the LTIP for the named executive officers are as follows:

Name	Threshold	Target	Maximum
Zev Weiss	—	—	—
Jeffrey Weiss	—	—	—
Gregory Steinberg	$178,193	$356,286	$712,772
John Beeder	$1,500,000	$3,000,000	$6,000,000
Erwin Weiss	$243,750	$487,500	$975,000
Brian McGrath	$243,750	$487,500	$975,000

LTIP awards were reflected in the Fiscal 2014 Grants of Plan-Based Awards Table presented in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 for the performance period of March 1, 2013 through February 29, 2016. Awards earned under the LTIP were determined after the performance period ended based on the achievement of the performance goals established by the Board of Directors. Prior to becoming our Chief Financial Officer, on October 24, 2013, we entered into a retention agreement with Mr. Gregory Steinberg designed to both reward him for his work during the privatization, as well as incentivize him to remain as the Treasurer of American Greetings following the privatization. Under the terms of this agreement, we guaranteed that the payout to Mr. Steinberg under the LTIP would be the greater of the earned award or $70,000, provided that he remains actively employed as of February 29, 2016. This commitment was not extended, however, to awards that Mr. Steinberg is eligible to receive under the LTIP Enhancement Program described below. In addition, for purposes of calculating the threshold, target and maximum award opportunities described above for Mr. Steinberg, the amounts were pro-rated to reflect his position as Treasurer during the first year of the performance period and as Chief Financial Officer during the remaining two years of the performance period.

Performance Measure. Awards under the LTIP may be earned subject to the achievement of a three-year cumulative EBITDA performance goal. For the purposes of calculating awards under this program, EBITDA is defined as earnings before interest, taxes, depreciation and amortization based on the Consolidated Statement of Cash Flows on a cumulative basis for the applicable three fiscal years of the performance period. The Board of Directors established the following threshold, target and maximum levels of performance in a manner that reflects a stretch for management while still providing them with an attainable incentive.

Performance Measure	Threshold Goal	Target Goal	Maximum Goal
Cumulative EBITDA for Fiscal 2014, 2015 and 2016	$690 Million	$750 Million	$860 Million

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

LTIP Enhancement Program

To further increase the focus of our executives on achieving the Corporation’s three-year cumulative EBITDA goal for the performance period of March 1, 2013 through February 29, 2016, as it was set by the Board of Directors for the purposes of the LTIP described above, and to provide an enhanced incentive for executives’ continued engagement through the period of transition immediately following privatization, during fiscal 2014 the Board of Directors implemented the LTIP Enhancement Program. Zev Weiss and Jeffrey Weiss do not participate in this program.

The LTIP Enhancement Program gives executives the ability to double any award earned under the LTIP, provided that a minimum level of three-year cumulative EBITDA performance is achieved that is greater than the threshold performance goal established for the LTIP itself.

Award levels were established without specific regard to market practices, but rather at such levels that management and the Board of Directors felt were sufficient to secure the necessary motivation and engagement of our executives. In addition, for purposes of calculating the threshold, target and maximum award opportunities described below for Mr. Gregory Steinberg, the amounts were pro-rated to reflect his position as Treasurer during the first year of the performance period and as Chief Financial Officer during the remaining two years of the performance period.

Threshold, target and maximum award opportunities under the LTIP Enhancement Program for the named executive officers are as follows:

Name	Threshold	Target	Maximum
Zev Weiss	—	—	—
Jeffrey Weiss	—	—	—
Gregory Steinberg	$267,290	$356,386	$712,772
John Beeder	$2,250,000	$3,000,000	$6,000,000
Erwin Weiss	$365,625	$487,500	$975,000
Brian McGrath	$365,625	$487,500	$975,000

Awards made under the LTIP Enhancement Program were reflected in the Fiscal 2014 Grants of Plan-Based Awards Table presented in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 for the performance period of March 1, 2013 through February 29, 2016.

Awards to Named Executive Officers. In calculating performance with respect to the LTIP and the LTIP Enhancement Program, our results as measured against the cumulative EBITDA goal for fiscal years 2014, 2015 and 2016 were adjusted to account for certain items, events or changes in the business or its plans that, if included, would either not be a meaningful measure of performance or not appropriately incentivize management. Specifically, adjustments were made for certain gains, losses or expenses determined to be extraordinary, unusual in nature or infrequent in occurrence, such as gains and related changes to planned income from the recent sales of our fixtures business and the Strawberry Shortcake property. In addition, due to the exceptional nature of our international retail operations and the difficulty of estimating its results when the bonus goals were first established, the gains and losses from our Retail Operations segment have also been excluded for purposes of calculating incentive payments under the LTIP and the LTIP Enhancement Program. The cumulative three-year goal with respect to the LTIP and the LTIP Enhancement Program was $750 million and the actual result, as adjusted, was $801 million. This corresponded to an achievement percentage of approximately 146.3% of target, and payments to the named executive officers as set forth below.

LTIP and LTIP Enhancement Program

Name	Threshold	Target Award	Maximum Award	Actual Award	Actual Award % Target
Zev Weiss	—	—	—	—	—
Jeffrey Weiss	—	—	—	—	—
Gregory Steinberg	$445,483	$712,772	$1,425,544	$1,042,999	146.3%
John Beeder	$3,750,000	$6,000,000	$12,000,000	$8,779,800	146.3%
Erwin Weiss	$609,375	$975,000	$1,950,000	$1,426,718	146.3%
Brian McGrath	$609,375	$975,000	$1,950,000	$1,426,718	146.3%

Awards made to named executive officers under the LTIP and the LTIP Enhancement Program are reflected in the 2016 Summary Compensation Table below.

Benefits

During fiscal 2016, we provided our executive officers a Supplemental Executive Retirement Plan (the “SERP”). The SERP was designed to provide benefits that were competitive with those offered by other comparable companies, while requiring a meaningful tenure as an officer before becoming eligible to receive benefits. In an effort to control the growth of the accrued SERP benefit and the corresponding liability and expense to the Corporation, the Board of Directors determined to freeze the SERP effective as of December 31, 2013. As a result, benefits that are accrued as of December 31, 2013 for each of the participating named executive officers will continue to vest under the terms of the SERP, but no additional benefits can be accrued after December 31, 2013.

To offset the lost value of the continued accrual of a benefit under the SERP, as well as ensure the continued retention of SERP participants, the Corporation adopted an Executive Retention Bonus Plan under which SERP participants, including our named executive officers except as noted, will be entitled to a payment if they remain actively employed by the Corporation through December 31, 2017. As such, each of Messrs. Zev and Jeffrey Weiss and Mr. John Beeder will be entitled to a payment of $571,202, $534,449 and $624,221, respectively, if they remain actively employed by the Corporation through December 31, 2017, or, in the case of Mr. Brian McGrath, a prorated payment upon his retirement because he is 65 years old with ten or more years of service. Upon his retirement on May 31, 2016, Mr. McGrath will be entitled to a payment of $71,982. Because Mr. Gregory Steinberg was not promoted to a position that was eligible to participate in the SERP until after the SERP was frozen, Mr. Steinberg is not a participant in the SERP and he is not eligible to participate in the Executive Retention Bonus Plan. Additionally, because Mr. Erwin Weiss is at retirement age and fully vested under the SERP, he does not participate in the Executive Retention Bonus Plan. The awards to Messrs. Zev Weiss, Jeffrey Weiss and John Beeder under the Executive Retention Bonus Plan were reflected in the Fiscal 2014 Grant of Plan-Based Awards Table presented in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

The SERP is described in more detail in the narrative accompanying the disclosure tables in the “Fiscal 2016 Compensation Information Concerning Executive Officers” section below.

Our executive officers also participate in other benefit plans provided by American Greetings, including medical, dental, vision and life and Accidental Death and Dismemberment (“AD&D”) insurance as well as the Corporation’s Retirement Profit Sharing and Savings Plan. Except as described below under “Perquisites and Other Benefits,” their participation is generally on the same terms as other employees.

Perquisites and Other Benefits

We provide our named executive officers with certain personal benefits and perquisites, including a car allowance and free American Greetings products. In addition, although the Corporation does not own an airplane, (1) the Corporation will charter an aircraft from time to time for personal use by a named executive officer, and (2) if the Corporation is utilizing chartered aircraft for business purposes, occasionally the spouse or another family member of a named executive officer may be permitted to fly on the aircraft for personal purposes.

The value of personal benefits and perquisites, and the related incremental cost to American Greetings, has historically not been significant, and further details are provided in the “All Other Compensation” table in the “Fiscal 2016 Compensation Information Concerning Executive Officers” section below.

Termination and/or Change in Control Protection

We do not offer separate change in control agreements for our named executive officers. However, Mr. John Beeder has provisions in his employment agreement that provide for certain compensation and other benefits if he separates from employment upon or following a change in control. We also have a general severance policy under which executive officers are entitled to severance benefits if they are terminated involuntarily. These arrangements for our named executive officers are described in more detail in the section below entitled “Potential Payments Upon Termination or Change in Control.”

To attract the highest caliber of officers, from time to time, we have found it necessary to offer severance arrangements that compensate our executive officers upon a change in control or their termination by us for reasons other than cause. Additionally, when offering arrangements entitling our officers to compensation upon separation following a change in control, we have considered the nature of the position, the need to fill the position and the ability to attract the executive officer. These severance arrangements following a change in control have been structured with a “double trigger,” meaning the severance is only paid if (1) we undergo a transaction that is deemed a change in control and (2) the officer is terminated or constructively terminated. We believe this double trigger requirement minimizes the potential expense to the Corporation because it ensures the officer does not receive an unintended windfall by receiving a severance payment while maintaining his salaried position. We believe these arrangements are reasonable means to protect the officers in the event of a change in control because providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of the Corporation. Relative to the overall value of American Greetings, we believe that these potential changes in control and severance benefits are minor.

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

Risks Related to Compensation Policies and Practices

We assessed the risks associated with our compensation policies and practices for our employees, including those relating to our executive compensation programs. Our risk assessment included a qualitative and quantitative analysis of our compensation and benefit programs in which employees at all levels of the organization may participate, including our executive officers. We also considered how our compensation programs compare, from a design perspective, to compensation programs maintained by other companies. Based on our assessment, we believe that our compensation and benefit programs have been appropriately designed to attract and retain talent and properly motivate employees. Although our programs are generally designed to reflect pay-for-performance and provide incentive-based compensation, the programs contain various mitigating factors to ensure that our employees, including our named executive officers, are not encouraged to take unnecessary risks in managing our business. These factors include:

•	Discretion provided to the Board of Directors (including negative discretion) to set targets, monitor performance and determine final payouts;

•	Oversight of programs (or components of programs) by a broad-based group of functions within the organization, including Human Resources, Finance, Audit and Legal, and at multiple levels within the organization (both corporate and business unit/region);

•	A mixture of programs that provide focus on both short- and long-term goals;

•	Customary caps on the maximum payouts available under certain programs, including the Executive Incentive Plan, the LTIP and LTIP Enhancement Program;

•	Incentives focused primarily on the use of reportable and broad-based financial metrics (such as EBITDA); and

•	The significant long-term ownership interests in the Corporation held by certain of our key executive officers.

We believe that our compensation policies and practices do not encourage excessive or unnecessary risk taking and are not reasonably likely to have a material adverse effect on American Greetings.

Fiscal 2016 Compensation Information Concerning Named Executive Officers

Summary Compensation

The table below summarizes the total compensation for the named executive officers for the fiscal year ended February 29, 2016 (and prior fiscal years, as applicable). Amounts listed under the “Non-Equity Incentive Plan Compensation” column below relate to performance with respect to the fiscal year indicated, although amounts actually earned were paid subsequent to the applicable fiscal year.

Fiscal 2016 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)		Bonus ($) (2)		Stock Awards ($)			Non-Equity Incentive Plan Compensation ($) (3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)			All Other Compensation ($) (5)		Total ($)
Zev Weiss Co-Chief Executive Officer	2016 2015 2014	$ $ $	1,042,096 1,011,730 987,067	$	— 7,410,000 —	$	— — 562,369	(6)	$ $ $	1,342,219 1,584,369 1,334,515	$ $ $	34,360 528,314 127,732		$ $ $	197,546 57,608 104,677	$ $ $	2,616,221 10,592,021 3,116,360

Jeffrey Weiss Co-Chief Executive Officer	2016 2015 2014	$ $ $	1,042,096 1,011,730 892,079	$	— 3,640,000 —	$	— — 421,776	(6)	$ $ $	1,342,219 1,584,369 1,158,215	$ $ $	53,774 943,446 172,287		$ $ $	56,100 57,271 95,368	$ $ $	2,494,189 7,236,816 2,739,725

Gregory M. Steinberg (7) Chief Financial Officer	2016 2015	$ $	338,542 325,000		— —		— —		$ $	1,348,228 356,265		— —		$ $	31,451 31,801	$ $	1,718,221 713,066

John W. Beeder President and Chief Operating Officer	2016 2015 2014	$ $ $	815,968 642,666 611,676	$	— 607,559 —	$	— — 200,016		$ $ $	9,725,670 905,774 707,675	$ $ $	15,453 84,959 90,237		$ $ $	38,268 32,024 29,413	$ $ $	10,595,359 2,272,982 1,639,017

Erwin Weiss Senior Vice President	2016 2015 2014	$ $ $	534,716 519,135 504,021	$	— 382,047 —	$	— — 123,808		$ $ $	1,908,818 569,075 477,006	$ $	— 104,089 135,192	(8)	$ $ $	35,283 46,401 38,737	$ $ $	2,478,817 1,620,747 1,278,764

Brian T. McGrath (7) Senior Vice President	2016		$458,892		—		—			$1,840,454		$76,055			$33,090		$2,408,491

(1)	The amounts included in this column for fiscal 2016 reflect the base salaries actually paid to or earned by the named executive officers during fiscal 2016. As described in the Compensation Discussion and Analysis section under “Base Salaries,” increases in base salaries are generally effective on May 1.
(2)	Amounts reflect discretionary cash bonus awards paid to Messrs. Zev and Jeffrey Weiss, John Beeder and Erwin Weiss, which are discussed in further detail in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Discretionary Bonus Awards” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.
(3)	The amounts in this column for fiscal 2016 reflect the cash awards to the named executive officers under the Executive Incentive Plan, the LTIP and the LTIP Enhancement Program, which are discussed in further detail in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Annual Incentive Compensation – Executive Incentive Plan – Long-Term Incentive Plan – and LTIP Enhancement Program.”

(4)	The amounts in this column reflect the actuarial change in the present value of the named executive officer’s benefits under our SERP during the respective fiscal year. Other than the SERP, none of the named executive officers participates in any defined benefit or actuarial pension plan. See the “Pension Benefits in Fiscal 2016” section below for additional information with respect to fiscal 2016, including the present value assumptions used in this calculation.
(5)	The following table describes each component of the amount included under the “All Other Compensation” column with respect to fiscal 2016:

Name	Matching and Profit Sharing Contributions (a)	Other Benefits (b)
Zev Weiss	$23,382	$174,164	(c)
Jeffrey Weiss	$23,212	$32,888	(c)
Gregory Steinberg	$16,303	$15,148	(d)
John Beeder	$21,390	$16,878	(d)
Erwin Weiss	$18,263	$17,020	(d)
Brian McGrath	$17,501	$15,589	(d)

(a)	This column reports (i) company matching contributions with respect to fiscal 2016 to the named executive officer’s 401(k) savings account under our Retirement Profit Sharing and Savings Plan of 40% of the first 6% of pay up to the limitations imposed under the Internal Revenue Code (“IRC”); and (ii) profit sharing contributions with respect to fiscal 2016 under our Retirement Profit Sharing and Savings Plan.
(b)	From time to time, the named executive officers have used company tickets for sporting events and other entertainment venues with a guest or family member. There was no incremental cost to us for these tickets. In addition, under circumstances where the Corporation is utilizing chartered aircraft for business purposes, occasionally the spouse or another family member of a named executive may be permitted to fly on the aircraft for personal purposes. There is no incremental cost to the Corporation where a family member is permitted to fly under these circumstances.
(c)	In addition to providing services to the Corporation, an employee of the Corporation dedicates approximately 50% of work time to providing personal financial and accounting services for the benefit of Mr. Morry Weiss and his children (the “Administrative Services”). Based on this individual’s total compensation paid by the Corporation, and assuming each member of the Weiss family benefits equally from such services, the value of this benefit to each of Messrs. Zev and Jeffrey Weiss was $29,805. In addition, with respect to (a) Mr. Zev Weiss, the amount includes the following perquisites: $17,000 for automobile allowance, $1,464 in free company products, and $125,895 for the personal use of chartered aircraft; and (b) Mr. Jeffrey Weiss, the amount includes the following perquisites: $2,614 in free company products, and $469 for the personal use of chartered aircraft.
(d)	Includes the aggregate incremental cost to American Greetings of the following perquisites or benefits for the named executive officer during fiscal 2016, none of which individually exceeded the greater of $25,000 or 10% of the total perquisites provided to the named executive officer: automobile allowance and free company products.
(6)	In accordance with the provisions of the Merger Agreement, the RSUs granted to Messrs. Zev and Jeffrey Weiss were subsequently cancelled without the payment of any consideration on August 9, 2013.
(7)	Mr. Gregory Steinberg was not a named executive officer in 2014. Mr. Brian McGrath was not a named executive officer in 2014 or 2015.
(8)	Mr. Erwin Weiss had a change in pension value of ($33,196) from fiscal 2015 to fiscal 2016.

Grants of Plan-Based Awards in Fiscal 2016

The table below provides the estimated possible payouts under non-equity incentive plan awards for the fiscal 2016 performance period. No stock awards were made in fiscal 2016.

Fiscal 2016 Grants of Plan-Based Awards Table

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
	Threshold	Target	Maximum
Zev Weiss	$750,309	$1,042,096	$2,084,192
Jeffrey Weiss	$750,309	$1,042,096	$2,084,192
Gregory Steinberg	$170,625	$236,979	$473,958
John Beeder	$528,748	$734,372	$1,468,743
Erwin Weiss	$269,497	$374,301	$748,602
Brian McGrath	$231,281	$321,224	$642,448

(1)	The amounts in these rows reflect the potential value of the payout for each named executive officer under our Executive Incentive Plan at threshold, target and maximum levels. The actual payout levels were based on fiscal 2016 performance and are disclosed in the Summary Compensation Table under the Non-Equity Incentive Plan Compensation heading. The Executive Incentive Plan, including a discussion on target levels, performance goals and fiscal 2016 performance, is described in the Compensation Discussion and Analysis section under “Analysis of Compensation Elements Paid to Named Executive Officers – Annual Incentive Compensation.”

Employment Agreements

We have entered into employment agreements with each of Messrs. Zev Weiss, Jeffrey Weiss, John Beeder, Erwin Weiss and Brian McGrath. In addition to the matters described below, each of these agreements provides for certain compensation to be paid to the named executive officer following the termination of his employment under certain circumstances. A description of these provisions is contained in the “Potential Payments Upon Termination or Change in Control” section below.

Mr. Zev Weiss’s employment agreement, dated May 1, 1997, provides for an annual base salary of not less than $70,716 plus additional compensation as the Board, Executive Committee or the Chair of the Executive Committee may determine. Mr. Zev Weiss’s base salary as of February 29, 2016 was $1,047,179.

Mr. Jeffrey Weiss’s employment agreement, dated June 1, 1991, provides for an annual base salary of not less than $70,000 plus additional compensation as the Board, Executive Committee or the Chair of the Executive Committee may determine. Mr. Jeffrey Weiss’s base salary as of February 29, 2016 was $1,047,179.

Mr. John Beeder’s employment agreement, dated June 12, 2008, was amended and restated on February 28, 2014, to be effective as of August 12, 2013, the date he was promoted to President and Chief Operating Officer of the Corporation. The agreement provides for an annual base salary of not less than $627,000, with a 3% increase in each of fiscal years 2015 and 2016. Mr. Beeder’s base salary as of February 29, 2016 was $850,000. During his employment, he is entitled to participate in our Executive Incentive Plan at the executive level, our LTIP, our LTIP Enhancement Program and our benefits programs, which include the Retirement Profit Sharing and Savings Plan. Mr. Beeder is also entitled to receive certain other benefits normally provided to other executives, including an automobile allowance.

Mr. Erwin Weiss’s employment agreement, dated July 1, 1984, was amended May 6, 2002 and January 1, 2009. The agreement provides for an annual base salary of not less than $60,000 per year. Mr. Weiss’s base salary as of February 29, 2016 was $537,324. During his employment, he is entitled to participate in our Executive Incentive Plan at the executive level, our LTIP, our LTIP Enhancement Program and our benefits programs, which include the Retirement Profit Sharing and Savings Plan. Mr. Erwin Weiss is also entitled to receive certain other benefits normally provided to other executives, including an automobile allowance.

Mr. Brian McGrath’s employment agreement, dated September 1, 1994, was amended December 29, 2008. The agreement provides for an annual base salary of not less than $100,344 per year. Mr. McGrath’s base salary as of February 29, 2016 was $461,130. The agreement provides that he is entitled to participate in our Executive Incentive Plan at the executive level, our LTIP, our LTIP Enhancement Program and our benefits programs, which includes the Retirement Profit Sharing and Savings Plan. Mr. McGrath is also entitled to receive certain other benefits normally provided to other executives, including an automobile allowance.

Under the terms of their agreements, each of Messrs. Zev Weiss, Jeffrey Weiss, Erwin Weiss and Brian McGrath agreed that, after leaving American Greetings for any reason, he will not work, directly or indirectly, for any of our competitors in the United States or Canada for a period of twelve months. The agreements also contain customary confidentiality provisions. Mr. John Beeder’s agreement contains a customary confidentiality provision and prohibits Mr. Beeder from working for any of our competitors in the United States or Canada for a period of eighteen months following his date of separation.

Mr. Gregory Steinberg does not have an employment agreement with the Corporation. As of February 29, 2016, Mr. Steinberg’s base salary was $341,250.

The benefits that our named executive officers will receive upon a termination of their employment or a change in control are discussed below under “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal 2016 Year-End

As of February 29, 2016, there were no outstanding awards.

Exercises and Stock Vested in Fiscal 2016

No stock vested and no equity awards were exercised during fiscal 2016.

Pension Benefits in Fiscal 2016

The table below shows the present value of accumulated benefits payable to each of the named executive officers and the number of years of service credited to each such named executive officer under our SERP, based on the assumptions described in footnote one below. This plan was closed to new participants and benefits frozen as of December 31, 2013.

The SERP provides retirement benefits to officers at the Vice President level and above named as participants by the Board before December 31, 2013, which includes the named executive officers with the exception of Mr. Gregory Steinberg. As of February 29, 2016, there were 21 actively employed participants in the SERP. The SERP was designed to provide benefits that were competitive with those offered by other comparable companies, while requiring a meaningful tenure as an officer before a participant is eligible to receive benefits. Accordingly, to have a vested benefit in the SERP, a participant must have at least ten years of service with us, five of which must be as a participant in the plan. This plan has accelerated vesting provisions due to a change in control. Due to the change in control resulting from the Merger, upon the consummation of the Merger on August 9, 2013, executives with ten years of service and who had reached the age of 45 became fully vested in the SERP.

A SERP participant with a vested benefit who retires at age 65, which is considered normal retirement, will receive 1% of final average compensation for each year of service with us, up to a maximum of 20%. Therefore, a participant who retires at age 65 with 20 years of service (at least five of which are as a participant) will receive 20% of final average compensation annually for life. Participants with a vested benefit who terminate service with us after attaining age 55 receive that benefit prior to age 65; however, benefits received prior to age 65 are reduced by 0.24% for each month prior to age 65. A participant with a vested benefit will receive benefits upon attaining age 55 if the participant separates from American Greetings prior to age 55 but after his or her 45th birthday, and he or she (1) is unilaterally terminated by American Greetings; (2) is among a class of executives who are no longer eligible to participate in the SERP; (3) is demoted to a class not eligible to participate in the SERP; or (4) separates after a change in control of American Greetings occurs. With the exception of Mr. Jeffrey Weiss, whose SERP benefit was modified to be calculated based on base salary earnings and target bonus percentages that he would have earned had he been compensated at the same level as Mr. Zev Weiss during 2012 and 2013, final average compensation under the SERP is defined as the average of the two highest years of annual compensation during the participant’s employment, or as of December 31, 2013, if later, at which time the plan was frozen. Annual compensation is defined as actual annual base salary paid to the participant (calculated on a calendar year basis rather than on a fiscal year basis as salary is calculated for purposes of the Summary Compensation Table) plus the incentive that would have been paid under any annual incentive plan then in effect if the participant had been paid exactly 50% of his or her target incentive compensation. As a result of limiting the incentive compensation component to 50% of target compensation for purposes of determining pensionable bonus, the current covered compensation under the SERP for purposes of the calculations set forth in the table below for each of Messrs. Zev Weiss, Jeffrey Weiss, John Beeder, Erwin Weiss and Brian McGrath, was $1,480,600, $1,480,600, $822,836, $667,248 and $572,630, respectively. Benefits are payable in a single life annuity form, provided that benefits will be payable to the participant’s beneficiary in the event of the participant’s death until a total of 180 monthly payments have been made under the SERP to or on behalf of such participant. Benefits are not subject to offset for social security or other payments.

Fiscal 2016 Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit (1) ($)	Payments During Last Fiscal Year ($)
Zev Weiss	Supplemental Executive Retirement Plan	22	$2,565,482	$—
Jeffrey Weiss	Supplemental Executive Retirement Plan	26	$2,760,824	$—
Gregory Steinberg(2)	N/A	—	$—	$—
John Beeder	Supplemental Executive Retirement Plan	6	$504,647	$—
Erwin Weiss	Supplemental Executive Retirement Plan	36	$1,967,232	$—
Brian McGrath	Supplemental Executive Retirement Plan	24	$1,757,015	$—

(1)	Credited service is calculated as elapsed time from hire through the earlier of normal retirement age (65) and December 31, 2013 when the plan was frozen. Present values of accumulated benefit are calculated by discounting to February 29, 2016 the current accumulated benefit at normal retirement age. The present value has been calculated assuming the named executive officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
(2)	Mr. Gregory Steinberg is not a participant in the SERP.

Nonqualified Deferred Compensation for Fiscal 2016

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

Under our 2007 Omnibus Incentive Compensation Plan and our Executive Deferred Compensation Plan, as in effect until December 8, 2011, executives were entitled to defer all or a portion of earned and vested equity awards. Any such equity awards that were deferred were held in share equivalents of American Greetings, and each participant was credited with dividend equivalents with respect to any dividends paid on American Greetings common shares during the deferral period. With the exception of equity awards held in the account of Mr. Zev Weiss, which were cancelled without further consideration at the time of the consummation of the Merger, equity awards that were deferred, and dividend equivalents accrued thereon, were converted to cash in the participant’s deferred compensation account and will be settled in cash at the end of the deferral term or any extension thereof, in accordance with the terms of the Merger Agreement. The named executive officer’s earnings and account balance reflected below with respect to deferred American Greetings shares are based on the value of such deferred compensation account as of February 29, 2016. The payment of a named executive officer’s benefits under our Executive Deferred Compensation Plan will begin within thirty days after the earlier of:

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

Fiscal 2016 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year	Aggregate Earnings (Loss) in Last Fiscal Year (1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End(2)
Zev Weiss	$0	$284	$0	$171,618
Jeffrey Weiss	$0	$(17,106)	$(4,663)	$292,669
Gregory Steinberg	—	—	—	—
John Beeder	$0	$(48,525)	$0	$999,531
Erwin Weiss	$0	$(324,719)	$0	$4,026,824
Brian McGrath	$0	$(67,915)	$0	$943,274

(1)	Reflects earnings or losses on each type of deferred compensation listed above. The earnings are calculated based on (a) the total number of units credited to the account multiplied by the price of the applicable mutual fund as of February 29, 2016, less (b) the total number of units credited to the account multiplied by the applicable mutual fund as of February 28, 2015. No portion of these earnings was included in the Fiscal 2016 Summary Compensation Table because there were no “above-market” or preferential earnings, as defined in the applicable rules of the SEC.
(2)	The aggregate balances reported in this column (without taking into account earnings or losses on, or distributions from, account balances) include the following amounts previously reported in prior Summary Compensation Tables: for Mr. Zev Weiss, $171,334; for Mr. Jeffrey Weiss, $314,438; for Mr. John Beeder, $1,048,056; for Mr. Erwin Weiss, $4,351,543; and for Mr. Brian McGrath, $1,011,226. Mr. Gregory Steinberg does not participate in the Deferred Compensation Plan.

Potential Payments Upon Termination or Change in Control

We do not offer separate change in control agreements for our officers. However, we provide for the payment of severance and certain other benefits to our named executive officers upon certain types of terminations of employment, as described below. These benefits are in addition to benefits generally available to all salaried employees. In all cases, the timing and amount of payments will comply with the requirements of Section 409A of the IRC.

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

Mr. Gregory Steinberg does not have an employment agreement with the Corporation, but is eligible for severance under the American Greetings Severance Benefits Plan (Officers) described below under “Severance Benefits Plan.”

Mr. John Beeder has an employment agreement with us dated June 12, 2008, as amended and restated February 28, 2014, which provides that if he is involuntarily terminated without cause (as defined in his employment agreement) or if Mr. Beeder terminates his employment because we have materially reduced his title, authority, duties and responsibilities, following a change in control or otherwise, and, in each case, he executes a waiver and release for any claims against the Corporation, he will be entitled to eighteen months base salary at the salary in effect at the time of separation, which will not be less than $627,000, outplacement services for up to six months, and participation in our health care program for eighteen months following termination (at premiums and rates otherwise available to active employees) in accordance with his employment agreement with us. If Mr. Beeder is involuntarily terminated without cause but he does not execute a waiver and release for any claims against the Corporation, then Mr. Beeder will only be entitled to three months base salary at the salary in effect at the time of separation. Mr. Beeder’s agreement contains a customary confidentiality provision and prohibits Mr. Beeder from working for any of our competitors in the United States or Canada for a period of eighteen months following his date of separation.

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

Mr. Brian McGrath has an employment agreement with us dated September 1, 1994, as amended December 29, 2008, which provides that if he is terminated by us for any reason other than a gross violation of his obligations to us, we must pay him a continuing salary at a rate of the highest base salary paid to him during the preceding six months for a period equivalent to one-half month for each year of his employment with us, but in no event will such payment be less than three months or greater than twelve months. The agreement contains a customary confidentiality provision and prohibits Mr. McGrath from working for any of our competitors in the United States or Canada for a period of twelve months following his employment with us. If Mr. McGrath signs a waiver and release agreement at the time of his termination of employment, he will receive the greater of the benefits provided in his employment agreement or the benefits provided under our American Greetings Severance Benefits Plan (Officers), which is described in greater detail below under “Severance Benefits Plan.”

Severance Benefits Plan. The American Greetings Severance Benefits Plan (Officers) provides severance benefits to our United States executive officers who lose their positions involuntarily other than as a result of a gross violation of their obligations to us. Upon a change in control there is no payment to an officer unless there is a subsequent termination due to the fact that the officer is not offered a comparable position. If an officer does not sign a waiver and release agreement at the time of termination, the officer will receive one-half of one month’s base salary (exclusive of bonus, commission or other incentives). If an officer signs a waiver and release agreement at the time of termination, the officer will receive (1) one month’s base salary (exclusive of bonus, commission or other incentives) for each year of continuous service completed with us, with a minimum total benefit of twelve months and a maximum total benefit of twenty-four months and (2) outplacement services for six months to assist the officer in seeking employment. In addition, each officer will receive continued health care coverage concurrently with COBRA in the plan in which the officer was enrolled at the time of termination at the employee payroll deduction rate through the end of the applicable severance period, and we will deduct the monthly premium from the severance payment. We will make the severance payments on a monthly basis or in a lump sum, at our discretion. Mr. Erwin Weiss participates in the Severance Benefits Plan to the extent similar benefits are not provided to him otherwise under his employment agreement. Mr. John Beeder does not participate in the American Greetings Severance Benefits Plan (Officers) and receives severance according to the terms of his employment agreement described above.

Supplemental Executive Retirement Plan. With the exception of Mr. Gregory Steinberg, each of our named executive officers participates in the SERP, which is described above under “Pension Benefits in Fiscal 2016.” Please see the narrative and the table in that section for information regarding the circumstances under our SERP that will trigger payments or the provision of benefits and the calculation of those benefits. In addition to those circumstances, if a named executive officer who is a participant in the SERP becomes disabled and is eligible for and receiving benefits under our Long-Term Disability Plan, the named executive officer may begin receiving a disability retirement benefit under the SERP on the first day of the month coinciding with or next following the later of: (1) the date the named executive officer stops receiving benefit payments under the Long-Term Disability Plan; and (2) the date the named executive officer reaches age 65. The benefit payable to a named executive officer will be his accrued benefit determined as of the date he began receiving benefits under the Long-Term Disability Plan. If the named executive officer is not eligible to receive benefits under our Long-Term Disability Plan, his accrued benefit will be determined as of the date he is determined to have a disability under Section 409A of the IRC.

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

Board Discretion to Impose Lesser Sanctions. If the Board of Directors determines that the financial impact on us from a violation of any of the requirements set forth in the “Limitations on Benefits” section described above is expected to be less than $250,000 in the aggregate, in lieu of the complete forfeiture of the named executive officer’s benefit the Board may impose a limited monetary sanction equal to the lesser of (1) one-half of the present value of his benefit under the plan (determined as of the date of the violation), or (2) $100,000, as a set off against the plan benefit otherwise payable.

Executive Deferred Compensation Plan. With the exception of Mr. Gregory Steinberg, each of our named executive officers participates in our Executive Deferred Compensation Plan described above under “Nonqualified Deferred Compensation for Fiscal 2016.” Please see the narrative and the table in that section for information regarding the circumstances under our Executive Deferred Compensation Plan that will trigger payments or the provision of benefits and the calculation of those benefits.

Incentive Plans. Each of the named executive officers participates in our Executive Incentive Plan, and each of our named executive officers, with the exception of Messrs. Zev and Jeffrey Weiss, participates in the LTIP and the LTIP Enhancement Program. Please see the detailed descriptions of these plans in the “Analysis of Compensation Elements Paid to Named Executive Officers” section in the Compensation Discussion and Analysis section, above. If a named executive officer voluntarily or involuntarily separates from employment before the completion of the performance period, which is the last day of a fiscal year, the officer will forfeit his awards for that performance period of the applicable plan. If a named executive officer’s employment with us ends during a plan year because the named executive officer (1) takes a leave of absence, or (2) suffers a permanent disability or dies, the incentive payout will be prorated to the nearest full month based on the actual period during which the officer participated in the plans during the fiscal year. With respect to the LTIP, if the officer retires on or after attaining age 65 with 10 years of continuous service, the incentive payout will be prorated to the first of the month on or after the date of retirement.

Quantitative Disclosure. The tables below reflect the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment, disability or following a change in control. The amounts shown assume that such termination was effective as of February 29, 2016, and thus include amounts earned through such date. The actual amounts to be paid out can only be determined at the time of such executive’s actual separation. The amounts shown do not include benefits and payments that are generally available to all employees on a non-discriminatory basis.

Zev Weiss, Co-Chief Executive Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(7)	Termination by us for Cause		Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary(1)	—	—	$2,007,093	—		$2,007,093	—	—	—	—
Executive Incentive Plan(2)	$1,342,219	$1,342,219	$1,342,219	$1,342,219		$1,342,219	—	$1,342,219	$1,342,219	$1,342,219
LTIP(3)	—	—	—	—		—	—	—	—	—
LTIP Enhancement Program(3)	—	—	—	—		—	—	—	—	—
Retention Bonus	—	—	$309,075	—		$309,075	—	$491,651	$491,651	—
SERP(4)	$2,565,482	$2,565,482	$2,565,482	—	(5)	$2,565,482	$2,565,482	$2,565,482	$2,565,482	$2,565,482
Deferred Compensation	$171,618	$171,618	$171,618	—		$171,618	—	$171,618	$171,618	$171,618
Health Care	—	—	$33,373	—		$33,373	—	—	—	—
Outplacement Services(6)	—	—	$15,000	—		$15,000	—	—	—	—

Total	$4,079,319	$4,079,319	$6,443,860	$1,342,219		$6,443,860	$2,565,482	$4,570,970	$4,570,970	$4,079,319

Jeffrey Weiss, Co-Chief Executive Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(7)	Termination by us for Cause		Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary(1)	—	—	$2,094,358	—		$2,094,358	—	—	—	—
Executive Incentive Plan(2)	$1,342,219	$1,342,219	$1,342,219	$1,342,219		$1,342,219	—	$1,342,219	$1,342,219	$1,342,219
LTIP(3)	—	—	—	—		—	—	—	—	—
LTIP Enhancement Program(3)	—	—	—	—		—	—	—	—	—
Retention Bonus	—	—	$289,188	—		$289,188	—	$460,017	$460,017	—
SERP(4)	$2,760,824	$2,760,824	$2,760,824	—	(5)	$2,760,824	$2,760,824	$2,760,824	$2,760,824	$2,760,824
Deferred Compensation	$292,669	$292,669	$292,669	—		$292,669	—	$292,669	$292,669	$292,669
Health Care	—	—	$21,731	—		$21,731	—	—	—	—
Outplacement Services(6)	—	—	$15,000	—		$15,000	—	—	—	—

Total	$4,395,712	$4,395,712	$6,815,989	$1,342,219		$6,815,989	$2,760,824	$4,855,729	$4,855,729	$4,395,712

Gregory M. Steinberg, Chief Financial Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(7)	Termination by us for Cause	Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary(1)	—	—	$540,313	—	$540,313	—	—	—	—
Executive Incentive Plan(2)	$305,229	$305,229	$305,229	$305,229	$305,229	—	$305,229	$305,229	$305,229
LTIP(3)	$521,500	$521,500	$521,500	$521,500	$521,500	—	$521,500	$521,500	$521,500
LTIP Enhancement Program(3)	$521,500	$521,500	$521,500	$521,500	$521,500	—	$521,500	$521,500	$521,500
Retention Bonus	—	—	—	—	—	—	—	—	—
SERP(4)	—	—	—	—	—	—	—	—	—
Deferred Compensation	—	—	—	—	—	—	—	—	—
Health Care	—	—	$16,823	—	$16,823	—	—	—	—
Outplacement Services(6)	—	—	$15,000	—	$15,000	—	—	—	—

Total	$1,348,229	$1,348,229	$1,920,365	$1,348,229	$1,920,365	$0	$1,348,229	$1,348,229	$1,348,229

John W. Beeder, President and Chief Operating Officer

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(7)	Termination by us for Cause		Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary(1)	—	$1,275,000	$1,275,000	—		$1,275,000	—	—	—	—
Executive Incentive Plan(2)	$945,870	$945,870	$945,870	$945,870		$945,870	—	$945,870	$945,870	$945,870
LTIP(3)	$4,389,900	$4,389,900	$4,389,900	$4,389,900		$4,389,900	—	$4,389,900	$4,389,900	$4,389,900
LTIP Enhancement Program(3)	$4,389,900	$4,389,900	$4,389,900	$4,389,900		$4,389,900	—	$4,389,900	$4,389,900	$4,389,900
Retention Bonus	—	—	$337,763	—		$337,763	—	$537,286	$537,286	—
SERP(4)	$504,647	$504,647	$504,647	—	(5)	$504,647	$504,647	$504,647	$504,647	$504,647
Deferred Compensation	$999,531	$999,531	$999,531	$854,060		$999,531	—	$999,531	$999,531	$999,531
Health Care	—	$11,962	$11,962	—		$11,962	—	—	—	—
Outplacement Services(6)	$15,000	$15,000	$15,000	—		$15,000	—	—	—	—

Total	$11,244,848	$12,531,810	$12,869,573	$10,579,730		$12,869,573	$504,647	$11,767,134	$11,767,134	$11,229,848

Erwin Weiss – Senior Vice President

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(7)	Termination by us for Cause		Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary(1)	$1,611,972	$1,611,972	$1,611,972	$1,611,972		$1,611,972	—	—	—	—
Executive Incentive Plan(2)	$482,100	$482,100	$482,100	$482,100		$482,100	—	$482,100	$482,100	$482,100
LTIP(3)	$713,359	$713,359	$713,359	$713,359		$713,359	—	$713,359	$713,359	$713,359
LTIP Enhancement Program(3)	$713,359	$713,359	$713,359	$713,359		$713,359	—	$713,359	$713,359	$713,359
Retention Bonus	—	—	—	—		—	—	—	—	—
SERP (4)	$1,967,232	$1,967,232	$1,967,232	—	(5)	$1,967,232	$1,967,232	$1,967,232	$1,967,232	$1,967,232
Deferred Compensation(8)	$4,276,824	$4,276,824	$4,276,824	$3,722,569		$4,276,824	—	$4,276,824	$4,276,824	$4,276,824
Health Care	—	—	$23,925	—		$23,925	—	—	—	—
Outplacement Services(6)	—	—	$15,000	—		$15,000	—	—	—	—

Total	$9,764,846	$9,764,846	$9,803,771	$7,243,359		$9,803,771	$1,967,232	$8,152,874	$8,152,874	$8,152,874

Brian T. McGrath – Senior Vice President, Human Resources

Benefits and Payments	Resignation without Good Reason	Resignation with Good Reason	Termination by us without Cause(7)	Termination by us for Cause		Termination Following Change in Control	Change in Control (No Termination)	Death	Disability	Early Retirement (Rule of 65)
Base Salary(1)	—	—	$922,260	—		$922,260	—	—	—	—
Executive Incentive Plan(2)	$413,736	$413,736	$413,736	$413,736		$413,736	—	$413,736	$413,736	$413,736
LTIP(3)	$713,359	$713,359	$713,359	$713,359		$713,359	—	$713,359	$713,359	$713,359
LTIP Enhancement Program(3)	$713,359	$713,359	$713,359	$713,359		$713,359	—	$713,359	$713,359	$713,359
Retention Bonus	—	—	$44,320	—		$44,320	—	$70,500	$70,500	$70,500
SERP(4)	$1,757,015	$1,757,015	$1,757,015	—	(5)	$1,757,015	$1,757,015	$1,757,015	$1,757,015	$1,757,015
Deferred Compensation	$943,274	$943,274	$943,274	$660,605		$943,274	—	$943,274	$943,274	$943,274
Health Care	—	—	$15,950	—		$15,950	—	—	—	—
Outplacement Services(6)	—	—	$15,000	—		$15,000	—	—	—	—

Total	$4,540,743	$4,540,743	$5,538,273	$2,501,059		$5,538,273	$1,757,015	$4,611,243	$4,611,243	$4,611,243

(1)	Assumes that the named executive officer signed the requisite waiver and release agreement contemplated by the American Greetings Severance Benefit Plan (Officers) as described above, entitling him to 23 months of severance in the case of Mr. Zev Weiss and 24 months of severance in the case of Messrs. Jeffrey Weiss and Brian McGrath, 18 months in the case of Mr. John Beeder, and 19 months of severance in the case of Mr. Gregory Steinberg. If the officer does not sign such waiver and release agreement, he would be entitled to receive 11 and one-half months of severance in the case of Mr. Zev Weiss, 12 months of severance in the case of Mr. Jeffrey Weiss and Mr. McGrath, pursuant to their respective employment agreements, and one-half month salary in the case of Mr. Steinberg, in accordance with the American Greetings Severance Benefit Plan (Officers), as more fully described above.
(2)	If a named executive officer voluntarily or involuntarily separates from employment before the completion of the plan’s performance period, which coincides with our fiscal year, the officer will forfeit his award for that fiscal year. For purposes of this table, we have assumed the officer terminates employment as of the close of business on February 29, 2016, and was thus actively employed as of the last day of the fiscal year and plan year and the applicable performance period.
(3)	If a named executive officer voluntarily or involuntarily separates from employment before the completion of the three-year performance period, which coincides with our fiscal year, the officer will forfeit his award. For purposes of this table, we have assumed the officer terminated employment as of the close of business on February 29, 2016, and was thus actively employed as of the last day of the fiscal year and performance period. Messrs. Zev and Jeffrey Weiss do not participate in the LTIP or the LTIP Enhancement Program.
(4)	The values included in the table above represent the estimated present value of the accrued benefit under the SERP. If the participant separated from the Corporation prior to reaching age 55, the participant would be entitled to benefits upon attainment of age 55. Mr. Gregory Steinberg is not a participant under the SERP. The SERP is discussed in more detail under “Pension Benefits in Fiscal 2016,” above.

(5)	Assumes that the named executive officer is terminated for violating his obligations as set forth in the SERP.
(6)	Assumes that the named executive officer signs the requisite waiver and release agreement contemplated by the American Greetings Severance Benefit Plan (Officers) as described above, entitling him to six months of outplacement services, the value of which we estimate to be equal to approximately $15,000 as of February 29, 2016. If the officer does not sign such waiver and release agreement, he will not be entitled to any outplacement services.
(7)	Assumes that the named executive officer signs the requisite waiver and release agreement. If he does not sign the waiver and release agreement, the amounts he will receive in these categories will be reduced or eliminated.
(8)	Amounts include a supplemental lump sum payment of $250,000 (in deferred compensation) that is payable to Mr. Erwin Weiss upon his termination or resignation from the Corporation, in accordance with his employment agreement.

Director Compensation

In addition to being reimbursed for expenses related to attending Board of Directors and Committee meetings, during fiscal 2016, our sole non-employee director, Mr. Michael Merriman, received an annual retainer of $150,000. The compensation we pay to our non-employee director is designed to fairly pay for work required for a company of our size and scope and to attract and retain qualified individuals to serve on our Board. In setting director compensation, we considered the amount of time that directors spend in fulfilling their duties to American Greetings, the skill level we require of members of the Board, and the compensation paid to directors of companies of our size and structure. The Corporation also paid an estimated $18.92 of premiums on behalf of Mr. Merriman attributable to business travel accident insurance that we provide to Mr. Merriman. Employees of American Greetings who are also directors are not compensated for serving on the Board.

Directors Mr. Zev and Jeffrey Weiss, our Co-Chief Executive Officers, Mr. Morry Weiss, our Chairman, Mr. Gary Weiss, a Vice President of the Corporation, Mr. Elie Weiss, President of Real Estate, and Mr. John Beeder, President and Chief Operating Officer, are employees of American Greetings and thus received no compensation for their services as directors in fiscal 2016. As named executive officers, the compensation received by Messrs. Zev Weiss, Jeffrey Weiss and John Beeder is included in the Fiscal 2016 Summary Compensation Table. Information concerning the compensation of Messrs. Morry Weiss, Gary Weiss and Elie Weiss is included below under “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

American Greetings is the indirect, wholly-owned subsidiary of Three-Twenty-Three Family Holdings, LLC 2 (“323 LLC”), the equity of which is divided into four Class A Voting Units and 2,187,685 Class B Non-voting Units. All of the Class A Voting Units and Class B Non-voting Units are directly owned by members of the Weiss family, or a trust established for the benefit of certain members of the Weiss family. No member of American Greetings’ management or Board of Directors, other than those listed below, beneficially owns any equity securities of American Greetings.

The following table sets forth certain information regarding the beneficial ownership of American Greetings’ common shares as of May 26, 2016.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership(2)	Percent of Class
323 LLC	100	100%
Zev Weiss	100	100%
Jeffrey Weiss	100	100%
Elie Weiss	100	100%
Gary Weiss	100	100%
Morry Weiss	100	100%
All executive officers and directors as a group (13 persons)	100	100%

(1)	The address of each beneficial owner is One American Road, Cleveland, Ohio 44144.
(2)	Each of Zev Weiss, Jeffrey Weiss, Elie Weiss, Gary Weiss, Morry Weiss, The Morry Weiss 2013 Irrevocable Trust and Judith Weiss are members of 323 LLC. 323 LLC may be deemed to be a “group” as defined in the Exchange Act and, therefore, may be deemed as a group to beneficially own 100 American Greetings common shares held by 323 LLC. Under the Limited Liability Company Agreement of 323 LLC, the voting and disposition of American Greetings’ common shares is determined by a majority of the holders of Class A Voting Units. Each of Zev Weiss, Jeffrey Weiss, Elie Weiss and Gary Weiss is the holder of one Class A Voting Unit. In the event the same number of holders of Class A Voting Units vote in favor of and against the taking of certain actions, including the voting or disposition of American Greetings’ common shares, the Limited Liability Company Agreement of 323 LLC provides that Morry Weiss shall cast a deciding vote in favor of or against taking such action. Therefore, each of Zev Weiss, Jeffrey Weiss, Elie Weiss, Gary Weiss and Morry Weiss share voting and dispositive power over all 100 of American Greetings’ outstanding common shares.

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

Related Person Transactions

Compensation paid to related persons. Mr. Morry Weiss, our Chairman of the Board, is the brother of Erwin Weiss, a Senior Vice President of the Corporation, and is the father of (1) Mr. Zev Weiss, a director of the Corporation and our Co-Chief Executive Officer, (2) Mr. Jeffrey Weiss, a director of the Corporation and our Co-Chief Executive Officer, (3) Mr. Gary Weiss, a director of the Corporation and a Vice President of the Corporation, and (4) Mr. Elie Weiss, a director of the Corporation and President of Real Estate of the Corporation. As employees of American Greetings, these individuals are compensated in a manner that is appropriate for their responsibilities and experience. The compensation paid to each of Messrs. Zev, Jeffrey and Erwin Weiss is described in the Fiscal 2016 Summary Compensation Table and in the tables that follow the Fiscal 2016 Summary Compensation Table. With respect to fiscal 2016, the following compensation was accrued by, or paid to, Messrs. Morry, Gary and Elie Weiss, none of whom is a named executive officer:

Morry Weiss: With respect to fiscal 2016, Mr. Morry Weiss was paid a base salary of $400,000, earned incentive compensation under the Executive Incentive Plan of $257,600 and participated in other regular and customary employee benefit plans, programs and benefits generally available to our executive officers, including participation in the SERP and such perquisites and benefits as an automobile allowance and free American Greetings products. Mr. Morry Weiss does not participate in the LTIP or the LTIP Enhancement Program. In addition, the value of Administrative Services provided to Mr. Morry Weiss was $29,805.

Elie Weiss: With respect to fiscal 2016, Mr. Elie Weiss, as President of Real Estate, was paid a salary of $341,667, earned incentive compensation under the Executive Incentive Plan of $264,040, earned incentive compensation under the LTIP and LTIP Enhancement Program of $210,456 and $210,456, respectively, and participated in other regular and customary employee benefit plans, programs and benefits generally available to our employees. In addition, the value of Administrative Services provided to Mr. Elie Weiss was $29,805.

Gary Weiss: With respect to fiscal 2016, Mr. Gary Weiss was paid a salary of $368,069, earned incentive compensation under the Executive Incentive Plan of $284,444, earned incentive compensation under the LTIP and LTIP Enhancement Program of $247,005 and $247,005, respectively, and participated in other regular and customary employee benefit plans, programs and benefits generally available to our employees. Mr. Gary Weiss is a participant in the SERP and under the Executive Incentive Bonus Plan is entitled to a retention bonus payment of $150,690 if he remains actively employed by the Corporation through December 31, 2017. Mr. Gary Weiss is also provided such perquisites and benefits as an automobile allowance and free American Greetings products. In addition, the value of Administrative Services to Mr. Gary Weiss was $29,805.

World headquarters relocation. In May 2011, we announced that we will be relocating our world headquarters to a new location in the City of Westlake, Ohio (“Westlake”), in a mixed-use development known as Crocker Park (the “Crocker Park Development”), which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the Going Private Proposal, we announced plans in October 2013 to resume the project and, on March 26, 2014, we purchased from Crocker Park, LLC, the owner of the Crocker Park Development, 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) on which the new world headquarters will be built. The purchase price for the land was $7.39 million (based on a per acre price of $510,204.08). Messrs. Morry Weiss, our Chairman, Zev Weiss and Jeffrey Weiss, our Co-Chief Executive Officers, and Gary and Elie Weiss, directors and non-executive officers of the Corporation, together with members of their family (collectively, the “Weiss Family”), indirectly own a minority stake in Crocker Park, LLC through their indirect ownership of approximately 37% of the membership interests in Crocker Park, LLC. In addition, Morry Weiss and other members of the Weiss Family have guaranteed certain of Crocker Park, LLC’s obligations, including obligations incurred in connection with the Crocker Park Development. The authority to conduct, manage and control the business of Crocker Park, LLC, including operating the Crocker Park Development and the decision whether to sell the Crocker Park Site to the Corporation, was reserved to the manager of Crocker Park, LLC. The manager of Crocker Park, LLC is not an affiliate of the Weiss Family but is an affiliate of Stark Enterprises, Inc. (“Stark”).

The Corporation is leasing a portion of the Crocker Park Site to H L & L Property Company (“H L & L”), a single-purpose affiliate of American Greetings indirectly owned by members of the Weiss Family, that is constructing the new world headquarters, retail space on the first floor of the world headquarters building (“AG Retail East”), retail space in a second building west of the world headquarters (“AG Retail West”) and additional office space above AG Retail West to ensure sufficient office space for the Corporation (“Tech West”), all located on the Crocker Park Site. The Corporation is also leasing a parcel of land south of the world headquarters to H L & L for the construction of a surface parking lot (the “Surface Lot”). The Corporation has entered into operating leases with H L & L for the use of the new world headquarters building, Tech West and the Surface Lot. The new world headquarters, AG Retail East, Tech West, the Surface Lot and AG Retail West, a private portion of an on-site parking garage that will be funded and used exclusively by American Greetings (the “Private AG Portion”), and the plaza located adjacent to the world headquarters building (the “AG Plaza”), are collectively referred to herein as the “AG Project.”

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

In connection with our purchase of the Crocker Park Site and the transactions contemplated above, we entered into the following agreements, which are the principal agreements that we have entered into with affiliated parties in connection with our world headquarters relocation:

•	Master Lease Agreement – Under the terms of a Master Lease Agreement, American Greetings is ground leasing to H L & L a portion of the Crocker Park Site, which will consist of the new world headquarters, the AG Plaza, AG Retail East and AG Retail West (the “Master Lease Premises”). The Master Lease Agreement has a term of 75 years. The Master Lease Agreement is a “net” lease. In accordance with the Master Lease Agreement, H L & L is constructing and will own the Master Lease Premises. H L & L is responsible for the cost of constructing and maintaining the Master Lease Premises and is responsible for the payment of all insurance, special assessments, taxes or other fees or costs related to the Master Lease Premises (which costs will generally be passed through to the tenants of the Master Lease Premises, including American Greetings pursuant to the terms of the Headquarters Building Lease Agreement referred to below). In conjunction with the Master Lease Agreement, to effectuate certain sales tax savings in connection with the construction of the improvements at the Master Lease Premises, H L & L has entered into intermediate leases with a qualified state-chartered port authority (which is subleasing the Master Lease Premises back to H L & L). These leases are net in cost to American Greetings and H L & L, other than any sales tax savings benefiting American Greetings or H L & L. The leasehold estate has been pledged as collateral (mortgaged) in connection with H L & L’s construction financing for the Master Lease Premises.

•	Headquarters Building Lease Agreement – Under the terms of a Headquarters Building Lease Agreement, H L & L is leasing to American Greetings approximately 600,000 rentable square feet of the Master Lease Premises to be used for American Greetings’ new world headquarters. The Headquarters Building Lease Agreement has a term of 15 years, commencing after the building is substantially complete and ready for occupancy, with a base rent of $15.89 per square foot per year. During the term of the Headquarters Building Lease Agreement, other than costs for structural repair and replacements of the Master Lease Premises, American Greetings will be generally responsible for furniture, fixtures and equipment and all costs associated with the maintenance and repair of American Greetings’ new world headquarters, including its pro rata share of all operating costs, including the O&M Fee as described below.

•	Tech West Master Lease Agreement – Under the terms of a Master Lease Agreement (Tech West), American Greetings is ground leasing to H L & L, property consisting of Tech West and the Surface Lot (the “Master Tech Lease Premises”). The Master Lease Agreement (Tech West) term is coterminous with the Master Lease Agreement. The Master Lease Agreement (Tech West) is a “net” lease. In accordance with the Master Lease Agreement (Tech West), H L & L is constructing and will own the Master Tech Lease Premises. H L & L is responsible for the cost of constructing and maintaining the Master Tech Lease Premises and is responsible for the payment of all insurance, special assessments, taxes or other fees or costs related to the Master Tech Lease Premises (which costs will generally be passed through to the tenants of the Master Tech Lease Premises, including American Greetings pursuant to the terms of the Tech West/Surface Lot Lease Agreement referred to below). In conjunction with the Master Lease Agreement (Tech West), to effectuate certain sales tax savings in connection with the construction of the improvements at the Master Tech Lease Premises, H L & L has entered into intermediate leases with a qualified state-chartered port authority (which is subleasing the Master Tech Lease Premises back to H L & L). These leases are net in cost to American Greetings and H L & L, other than any sales tax savings benefiting American Greetings or H L & L. The leasehold estate has been pledged as collateral (mortgaged) in connection with H L & L’s construction financing for the Master Tech Lease Premises.

•	Tech West/Surface Lot Lease Agreement – Under the terms of a Tech West/Surface Lot Lease Agreement, H L & L is leasing to American Greetings 100% of the Master Tech Lease Premises to be used in connection with Tech West and the Surface Lot. The Tech West/Surface Lot Lease Agreement has a term of 15 years, commencing after the Tech West and the Surface Lot are substantially complete and ready for occupancy, with a base rent of $1,137,000 per year. During the term of the Tech West/Surface Lot Lease Agreement, other than costs for structural repair and replacements of the Master Tech Lease Premises, American Greetings will be generally responsible for furniture, fixtures and equipment and all costs associated with the maintenance and repair of Tech West and the Surface Lot, including its pro rata share of all operating costs, including the O&M Fee as described below.

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

•	Private Development Agreement – On March 18, 2014, we entered into an agreement by and among Crocker Park, LLC, American Greetings, CPPIII, CPR and Stark, which sets forth the obligations among Crocker Park, LLC, American Greetings, CPPIII, CPR and Stark to develop portions of a new phase of the Crocker Park Development, including the AG Project. The Private Development Agreement provides for Stark to be paid a $2,000,000 fee by American Greetings to serve as developer for American Greetings and for American Greetings to pay Crocker Park, LLC an annual fee of $750,000 (the “O&M Fee”) for Crocker Park, LLC to perform certain maintenance, leasing and management obligations at the Crocker Park Site. The Private Development Agreement sets forth milestone dates with respect to Crocker Park, LLC’s obligations regarding site development (including garage improvements).

•	Management and Leasing Agreement – On March 26, 2014, we entered into an agreement by and among American Greetings, Stark, and Crocker Park, LLC, which provides for Stark to perform certain management, reporting and leasing obligations at AG Retail East and AG Retail West for an expected initial term of 15 years. The Management and Leasing Agreement provides that Stark will receive a one-time leasing commission of $20,000 and an annual management fee of four percent of gross reveues received from tenants and licensees at AG Retail East and AG Retail West, both paid by Crocker Park, LLC out of the O&M Fee.

•	Extension Retail Ground Lease – On March 26, 2014, we entered into a lease agreement with CPPIII under which American Greetings leases to CPPIII a portion of the Crocker Park Site (the “Retail Extension Parcel”) for a period of up to 2.5 years for a nominal rent. Within 2.5 years after American Greetings’ purchase of the Retail Extension Parcel, CPPIII or its affiliate is required to purchase the Retail Extension Parcel and the Apartment Extension Parcel (defined below) for $277,295.92, plus interest accruing at 2% per year from March 26, 2014. If CPPIII or its affiliate does not purchase such property from American Greetings, American Greetings is entitled to offset the purchase price of such property against the O&M Fee that it is required to pay under the Private Development Agreement.

•	Extension Apartment Ground Lease – On March 26, 2014, we entered into a lease agreement with CPR under which American Greetings leases to CPR a portion of the Crocker Park Site (the “Apartment Extension Parcel”) for a period of up to 2.5 years for a nominal rent. Within 2.5 years after American Greetings’ purchase of the Apartment Extension Parcel, CPR or its affiliate is required to purchase the Apartment Extension Parcel and the Retail Extension Parcel for $277,295.92, plus interest accruing at 2% per year beginning March 26, 2014. If CPR or its affiliate does not purchase such property from American Greetings, American Greetings is entitled to offset the purchase price of such property against the O&M Fee that it is required to pay under the Private Development Agreement.

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

Although the majority of the costs to construct the new world headquarters is expected to be financed through H L & L, due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and we may have to dedicate additional funds to the project, including providing additional funds to H L & L. As a result, effective as of December 1, 2014, we entered into a loan agreement with H L & L under which we may from time to time make revolving loans to H L & L. Loans made to H L & L under this agreement may only be used to fund construction costs associated with the world headquarters project and the maximum principal and interest that may be outstanding as of any given time under this loan agreement may not exceed $9,000,000. As of February 29, 2016, there were no amounts borrowed by H L & L under this loan agreement.

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

On February 10, 2014, CIHC2, an indirect parent of American Greetings, issued $285,000,000 aggregate principal amount of PIK Notes in an offering exempt from the registration requirements of the Securities Act of 1933. CIHC2 was formed for the sole purpose of issuing the PIK Notes. The PIK Notes pay interest semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. Interest on the PIK Notes accrues from February 10, 2014 at a rate of 9.750% per annum with respect to cash interest and 10.500% per annum with respect to PIK Interest (as defined below), which is the cash interest rate plus 75 basis points. The first interest payment on the PIK Notes was payable entirely in cash. Interest for the final interest period ending at stated maturity will be payable entirely in cash. For each other interest period, CIHC2 will be required to pay interest on the PIK Notes entirely in cash (“Cash Interest”), unless certain conditions are satisfied, in which case CIHC2 will be entitled to pay interest on the PIK Notes by increasing the principal amount of the PIK Notes or by issuing new PIK Notes, such increase or issuance being referred to herein as “PIK Interest.” Prior to the payment of Cash Interest, we expect that, through dividends we will provide CIHC2 with the cash flow for it to pay interest on the PIK Notes. Assuming CIHC2 pays interest on the PIK Notes in cash, rather than as PIK Interest, the annual cash required to pay the Cash Interest is expected to be approximately $27,800,000.

On June 25, 2015, the Corporation paid a cash dividend of $5,000,000 to its sole shareholder, CIHC. On both August 17, 2015 and February 16, 2016, the Corporation paid a cash dividend of $13,893,750, that, through a series of transactions, was eventually distributed to CIHC2 to satisfy the semi-annual interest payments due to holders of the PIK Notes. Also, on August 20, 2015, the Corporation paid a cash dividend of $1,830,454 to its sole shareholder, CIHC.

Director Independence

The Board is composed of six directors who are also members of the Corporation’s management, and one independent director, Mr. Michael J. Merriman, Jr. The Board determined that Mr. Merriman has no material relationship with American Greetings (directly or as a partner, shareholder or officer of an organization that has as relationship with American Greetings) and that he qualifies as “independent” under the NYSE Rules.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Ernst & Young LLP

Audit Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal 2016 and fiscal 2015, for the reviews of the interim financial statements included in our Quarterly Reports on Forms 10-Q filed with the SEC for fiscal 2016 and fiscal 2015, and statutory audits required internationally and registration statements were $1,896,400 and $1,719,300, respectively.

Audit-Related Fees. There were no fees billed for audit-related fees, such as assurance and related services, provided by Ernst & Young LLP for either fiscal 2016 or fiscal 2015 and which were not otherwise reported under “Audit Fees” above.

Tax Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advisory and tax planning services for fiscal 2016 and fiscal 2015 were $76,800 and $274,500, respectively.

All Other Fees. There were no fees billed for other services provided by Ernst & Young LLP for either fiscal 2016 or fiscal 2015.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

It is the Audit Committee’s policy that all audit and non-audit services to be performed for us by our independent registered public accounting firm be preapproved by the Audit Committee (including the fees and terms of such services), subject to the de minimis exceptions for non-audit services described in the Exchange Act and the rules and regulations thereunder. In accordance with such policy, the Audit Committee preapproved 100% of the services described above under the captions Audit and Tax Fees for fiscal 2016 and fiscal 2015.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	S-1

3.	Exhibits required by Item 601 of Regulation S-K

Item	Description

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

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, and is incorporated herein by reference.

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

10 Material Contracts.

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

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, and is incorporated herein by reference.

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

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K dated September 5, 2014, and is incorporated herein by reference.

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

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated September 26, 2012, and is incorporated herein by reference..

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

10.15

Tenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 29, 2015, among AGC Funding Corporation, the Corporation, as Servicer and PNC Bank, National Association, as Purchaser Agent, Administrator and as Issuer of Letters of Credit.

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

*10.18

Form of Employment Contract with Specified Officers.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, and is incorporated herein by reference.

*10.19

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

*10.21	Amendment to American Greetings Severance Benefits Plan (Officers).

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

*10.23	Amendment One to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.24	Amendment Two to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.25	Amendment Three to American Greetings Corporation Executive Deferred Compensation Plan—American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, and is incorporated herein by reference.

*10.26	Amendment Number Four to American Greetings Corporation Executive Deferred Compensation Plan and Amendment Number One to American Greetings Corporation Executive Third Party Option Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Current Report on Form 8-K, dated December 14, 2005, and is incorporated herein by reference.

*10.27

Amendment Number Five to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and is incorporated herein by reference.

*10.28	Amendment Number Six to American Greetings Corporation Executive Deferred Compensation Plan.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and is incorporated herein by reference.

*10.29	Form of Agreement under American Greetings Corporation Executive Deferred Compensation Plan Executive Third Party Option Plan.

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

*10.32	American Greetings Corporation Supplemental Executive Retirement Plan, Amendment 2013-1 (Effective December 31, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and is incorporated herein by reference.

*10.33	Letter from the Corporation to Jeffrey Weiss, dated October 7, 2014 regarding Modification of Supplemental Executive Retirement Plan Benefit.

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

*10.41	Agreement, dated October 24, 2013, by and between Gregory Steinberg and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and is incorporated herein by reference.

*10.42	Agreement, dated April 9, 2014, by and between Robert Tyler and American Greetings Corporation.

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and is incorporated herein by reference.

*10.43	Executive Retention Bonus Plan (effective December 31, 2013).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Annual Reporton Form 10-K for the fiscal year ended February 28, 2014, and is incorporated herein by reference.

Executive Incentive Plan (Fiscal Year 2015 and Fiscal Year 2016 Description).

*10.44	This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 30, 2014 and is incorporated herein by reference.

*10.45	Executive Incentive Plan (fiscal year 2017).

This Exhibit is filed herewith.

*10.46	Long Term Incentive Plan (fiscal year 2014, 2015 and 2016 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2013, and is incorporated herein by reference.

*10.47	Long Term Incentive Plan (fiscal year 2017 and fiscal year 2018)

This Exhibit is filed herewith.

*10.48	Long Term Incentive Plan Enhancement Program (fiscal year 2014-2016 description).

This Exhibit has been previously filed as an Exhibit to the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2013, and is incorporated herein by reference.

21	Subsidiaries of the Corporation.

This Exhibit is filed herewith.

31(a)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

31(b)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

31(c)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

This Exhibit is filed herewith.

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Exhibit is filed herewith.

101	The following materials from the Corporation’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended February 29, 2016, February 28, 2015 and February 28, 2014; (ii) Consolidated Statement of Comprehensive Income for the years ended February 29, 2016, February 28, 2015, and February 28, 2014; (iii) Consolidated Statement of Financial Position at February 29, 2016 and February 28, 2015; (iv) Consolidated Statement of Cash Flows for the years ended February 29, 2016, February 28, 2015, and February 28, 2014; (v) Consolidated Statement of Shareholder’s Equity for the years ended February 29, 2016, February 28, 2015, and February 28, 2014; and (vi) Notes to Consolidated Financial Statements for the year ended February 29, 2016.

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

(b)	Exhibits listed in Item 15(a) 3, are included herein or incorporated herein by reference.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted below.

3.	Financial Statement Schedules included in Part IV of the report:

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

AMERICAN GREETINGS CORPORATION
(Registrant)

Date: May 26, 2016	By:	/s/ Christopher W. Haffke
Christopher W. Haffke, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE		DATE

/s/ Morry Weiss Morry Weiss	Chairman of the Board; Director	) ) )

/s/ Zev Weiss Zev Weiss	Co-Chief Executive Officer; (principal executive officer); Director	) ) )

/s/ Jeffrey Weiss Jeffrey Weiss	Co-Chief Executive Officer; (principal executive officer); Director	) ) )

/s/ Gary Weiss Gary Weiss	Director	) ) )	May 26, 2016

/s/ Elie Weiss Elie Weiss	Director	) ) )

/s/ John W. Beeder John W. Beeder	Director	) ) )

/s/ Michael J. Merriman, Jr. Michael J. Merriman, Jr.	Director	) ) )

/s/ Gregory M. Steinberg Gregory M. Steinberg	Chief Financial Officer (principal financial officer)	) ) )

/s/ Robert D. Tyler Robert D. Tyler	Chief Accounting Officer (principal accounting officer)	) ) )

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

AMERICAN GREETINGS CORPORATION AND SUBSIDIARIES

Thousands of dollars

COLUMN A	COLUMN B	COLUMN C				COLUMN D			COLUMN E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged (Credited) to Other Accounts-Describe			Deductions- Describe			Balance at End of Period
Year ended February 29, 2016:
Deduction from asset account:
Allowance for doubtful accounts	$1,730	$577	$(96)	(A	)	$583	(B	)	$1,628

Allowance for seasonal sales returns	$18,895	$103,763	$(957)	(A	)	$100,183	(C	)	$21,518

Allowance for other assets	$2,300	$1,271	$—			$—	(D	)	$3,571

Year ended February 28, 2015:
Deduction from asset account:
Allowance for doubtful accounts	$2,488	$1,214	$(130)	(A	)	$1,842	(B	)	$1,730

Allowance for seasonal sales returns	$26,613	$112,103	$(762)	(A	)	$119,059	(C	)	$18,895

Allowance for other assets	$4,100	$(1,800)	$—			$—	(D	)	$2,300

Year ended February 28, 2014:
Deduction from asset account:
Allowance for doubtful accounts	$3,419	$368	$(32)	(A	)	$1,267	(B	)	$2,488

Allowance for seasonal sales returns	$24,574	$120,523	$205	(A	)	$118,689	(C	)	$26,613

Allowance for other assets	$7,900	$(3,393)	$—			$407	(D	)	$4,100

Note A: Translation adjustment on foreign subsidiary balances.

Note B: Accounts charged off, less recoveries.

Note C: Sales returns charged to the allowance account for actual returns.

Note D: Deferred contract costs charged to the allowance account.

S - 1