Form 10-Q
period 2016-05-27
AMERICAN GREETINGS CORP
filed 2016-07-08
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2016

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

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of July 8, 2016, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETING CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 27, 2016	May 29, 2015
Net sales	$437,187	$471,892
Other revenue	2,121	1,551

Total revenue	439,308	473,443
Material, labor and other production costs	178,900	195,474
Selling, distribution and marketing expenses	153,528	163,759
Administrative and general expenses	64,018	58,221
Other operating income – net	(1,890)	(62,420)

Operating income	44,752	118,409
Interest expense	5,597	8,113
Interest income	(105)	(99)
Other non-operating expense (income) – net	12	(938)

Income before income tax expense	39,248	111,333
Income tax expense	12,778	38,569

Net income	$26,470	$72,764

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 27, 2016	May 29, 2015
Net income	$26,470	$72,764
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,810	(2,028)
Pension and postretirement benefit adjustments	3	216
Unrealized gain on equity securities	7,858	44,610

Other comprehensive income, net of tax	14,671	42,798

Comprehensive income	$41,141	$115,562

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars except share and per share amounts)

	(Unaudited)	(Note 1)	(Unaudited)
	May 27, 2016	February 29, 2016	May 29, 2015
ASSETS
Current assets
Cash and cash equivalents	$40,293	$100,893	$42,806
Trade accounts receivable, net	109,194	94,392	124,966
Inventories	234,925	227,456	251,122
Deferred and refundable income taxes	4,364	8,056	44,790
Prepaid expenses and other	121,815	129,071	135,154

Total current assets	510,591	559,868	598,838
Other assets	469,874	473,100	571,907
Deferred and refundable income taxes	99,019	99,512	54,436
Property, plant and equipment – at cost	986,225	945,059	845,777
Less accumulated depreciation	491,193	477,349	457,773

Property, plant and equipment – net	495,032	467,710	388,004

	$1,574,516	$1,600,190	$1,613,185

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$101,941	$109,014	$103,708
Accrued liabilities	67,267	79,873	74,448
Accrued compensation and benefits	24,088	101,014	50,962
Income taxes payable	25,216	11,151	14,655
Deferred revenue	28,341	26,271	26,313
Other current liabilities	65,900	50,617	58,456

Total current liabilities	312,753	377,940	328,542
Long-term debt	407,560	403,058	459,703
Other liabilities	373,226	379,769	365,467
Deferred income taxes and noncurrent income taxes payable	10,541	10,129	14,585
Shareholder’s equity
Common shares – par value $.01 per share: 100 shares issued and outstanding	—	—	—
Capital in excess of par value	240,000	240,000	240,000
Accumulated other comprehensive (loss) income	(4,987)	(19,658)	18,395
Retained earnings	235,423	208,952	186,493

Total shareholder’s equity	470,436	429,294	444,888

	$1,574,516	$1,600,190	$1,613,185

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Three Months Ended
	May 27, 2016	May 29, 2015
OPERATING ACTIVITIES:
Net income	$26,470	$72,764
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sale of Strawberry Shortcake	—	(61,666)
Net (gain) loss on disposal of fixed assets	(3)	9
Depreciation and intangible assets amortization	13,133	13,993
Provision for doubtful accounts	46	30
Deferred income taxes	571	6,951
Other non-cash charges	870	2,744
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(11,494)	(23,034)
Inventories	(3,556)	(3,473)
Other current assets	700	(2,306)
Net payable/receivable with related parties	(212)	(50)
Income taxes	15,659	(2,584)
Deferred costs – net	16,924	5,276
Accounts payable and other liabilities	(98,440)	(104,603)
Other – net	(1,470)	(128)

Total Cash Flows From Operating Activities	(40,802)	(96,077)
INVESTING ACTIVITIES:
Property, plant and equipment additions	(25,692)	(13,392)
Proceeds from sale of fixed assets	4	9
Proceeds from sale of Strawberry Shortcake	—	105,000
Proceeds from surrender of corporate-owned life insurance policies	—	24,068
Adjustment to proceeds from sale of AGI In-Store	—	(3,200)
Cash paid for acquired character property rights	—	(2,800)
Net (lending)/repayments on loans to related parties	—	(2,479)

Total Cash Flows From Investing Activities	(25,688)	107,206
FINANCING ACTIVITIES:
Proceeds from revolving line of credit	39,400	94,150
Repayments on revolving line of credit	(35,350)	(40,450)
Repayment on term loan	—	(65,000)

Total Cash Flows From Financing Activities	4,050	(11,300)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,840	(350)

DECREASE IN CASH AND CASH EQUIVALENTS	(60,600)	(521)
Cash and Cash Equivalents at Beginning of Year	100,893	43,327

Cash and Cash Equivalents at End of Period	$40,293	$42,806

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended May 27, 2016 and May 29, 2015

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

The Corporation’s fiscal year ends on February 28 or 29. References to a particular year refer to the fiscal year ending in February of that year. For example, 2016 refers to the year ended February 29, 2016. The Corporation’s subsidiary, AG Retail Cards Limited is consolidated on a one-month lag corresponding with its fiscal year-end of January 28 for 2017.

These interim financial statements should be read in conjunction with the Corporation’s financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended February 29, 2016, from which the Consolidated Statement of Financial Position at February 29, 2016, presented herein, has been derived. Certain amounts in the prior year financial statements have been reclassified to conform to the 2017 presentation. These reclassifications had no material impact on financial position, earnings or cash flows.

The Corporation’s investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as variable interest entities (“VIE”) and the Corporation is the primary beneficiary, in which case the investments are consolidated in accordance with Accounting Standards Codification (“ASC”) Topic 810 (“ASC 810,”) “Consolidation.”

The Corporation provides limited credit support to Schurman Fine Papers (“Schurman”) which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. This limited credit support is provided through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which expires in January 2019. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of May 27, 2016 requiring the use of the Liquidity Guaranty.

During the current period, the Corporation assessed the variable interests in Schurman and determined that a third party holder of variable interests has the controlling financial interest in the VIE and thus, the third party, not the Corporation, is the primary beneficiary. In completing this assessment, the Corporation identified the activities that it considers most significant to the future economic success of the VIE and determined that it does not have the power to direct those activities. As such, Schurman is not consolidated in the Corporation’s results. The Corporation’s maximum exposure to loss as it relates to Schurman as of May 27, 2016 includes:

¡	Liquidity Guaranty of Schurman’s indebtedness of $10.0 million;

¡	normal course of business trade and other receivables due from Schurman of $28.6 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

¡	the retail store operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $2.1 million as of May 27, 2016.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Corporation is currently evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a right-of-use asset and a lease liability. The right-of-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. Lessor accounting under the new guidance is largely unchanged. For public business entities, ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified-retrospective approach, which includes a number of optional practical expedients. The Corporation is currently evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, this ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. The Corporation is currently evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Subsequent accounting standards updates have been issued which amend and/or clarify the application of ASU 2014-09. The objective of ASU 2014-09, and its related amendments and clarifications, is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. More detailed disclosures will also be required to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For public business entities, the new revenue recognition guidance will be effective for annual and interim reporting periods beginning after December 15, 2017. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. The new guidance permits the use of either a retrospective or modified-retrospective transition method. The Corporation is currently evaluating the new guidance and has not determined the impact it may have on its consolidated financial statements, nor the preferred method of adoption.

Note 4 – Acquisitions and Dispositions

Sale of Strawberry Shortcake

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in March 2015, the Corporation received cash proceeds of $105.0 million and recorded a preliminary gain, subject to finalization of certain closing date estimates, of $61.7 million, for the sale of its Strawberry Shortcake property and related intangible assets and licensing agreements (“Strawberry Shortcake”), the proceeds of which were classified within “Investing Activities” on the Consolidated Statement of Cash Flows, and the gain of which was reflected in “Other operating income – net” on the Consolidated Statement of Income for the quarter ended May 29, 2015.

Character Property Rights Acquisition

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in conjunction with and based on the proceeds resulting from the March 2015 sale of Strawberry Shortcake, in the quarter ended May 29, 2015, the Corporation paid an additional $2.8 million for character property rights associated with Strawberry Shortcake, that were previously purchased from a third party during 2015. This payment is included in “Cash paid for acquired character property rights” within “Investing Activities” on the Consolidated Statement of Cash Flows for the quarter ended May 29, 2015.

Sale of AGI In-Store

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in March 2015, the Corporation finalized the working capital adjustments related to the 2015 sale of its wholly-owned display fixtures business, AGI In-Store, which resulted in a payment of $3.2 million to the buyer. This payment is included in “Adjustment to proceeds from sale of AGI In-Store” within “Investing Activities” on the Consolidated Statement of Cash Flows.

Surrender of Certain Corporate-Owned Life Insurance Policies

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in March 2015, in connection with the 2015 surrender of certain corporate-owned life insurance policies, the Corporation received proceeds of $24.1 million. These proceeds are included in “Proceeds from surrender of corporate-owned life insurance policies” within “Investing Activities” on the Consolidated Statement of Cash Flows.

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

	Three Months Ended
(In thousands)	May 27, 2016	May 29, 2015
Royalty revenue	$1,762	$1,129

Royalty expenses:
Material, labor and other production costs	$613	$934
Selling, distribution and marketing expenses	556	703
Administrative and general expenses	280	367

	$1,449	$2,004

Note 6 – Other Income and Expense

Other Operating Income – Net

	Three Months Ended
(In thousands)	May 27, 2016	May 29, 2015
State tax credits	$(1,050)	$—
(Gain) loss on asset disposal	(3)	9
Gain on sale of Strawberry Shortcake	—	(61,666)
Miscellaneous	(837)	(763)

Other operating income – net	$(1,890)	$(62,420)

During the three months ended May 27, 2016, the Corporation recognized income of $1.1 million related to non-income based tax credits received from the State of Ohio for certain incentive programs made available to the Corporation in connection with the relocation of its world headquarters within Ohio.

In March 2015, the Corporation recognized a gain of $61.7 million in connection with the sale of Strawberry Shortcake. See Note 4 for further information.

Other Non-Operating Expense (Income) – Net

	Three Months Ended
(In thousands)	May 27, 2016	May 29, 2015
Foreign exchange loss (gain)	$160	$(784)
Rental income	(148)	(152)
Miscellaneous	—	(2)

Other non-operating expense (income) – net	$12	$(938)

Note 7 – Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Other Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 29, 2016	$(13,535)	$(26,628)	$20,505	$(19,658)
Other comprehensive income (loss) before reclassifications	6,810	(213)	7,858	14,455
Amounts reclassified from accumulated other comprehensive income (loss)	—	216	—	216

Other comprehensive income, net of tax	6,810	3	7,858	14,671

Balance at May 27, 2016	$(6,725)	$(26,625)	$28,363	$(4,987)

The reclassifications out of accumulated other comprehensive (loss) income are as follows:

(In thousands)	Three Months Ended May 27, 2016
Pensions and Postretirement Benefits:
Amortization of pensions and other postretirement benefits items
Actuarial losses, net	$(506	) (1)
Prior service credit, net	174	(1)

	(332)
Tax benefit	116	(2)

Total, net of tax	(216)

Total reclassifications	$(216)

Classification on Consolidated Statement of Income:

(1)	Administrative and general expenses
(2)	Income tax expense

Note 8 – Customer Allowances and Discounts

Trade accounts receivable are reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	May 27, 2016	February 29, 2016	May 29, 2015
Allowance for seasonal sales returns	$20,011	$21,518	$20,026
Allowance for outdated products	7,574	8,372	10,547
Allowance for doubtful accounts	1,681	1,628	1,603
Allowance for marketing funds	28,912	26,371	26,373
Allowance for rebates	19,993	24,373	24,828

	$78,171	$82,262	$83,377

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $10.3 million, $16.0 million and $14.6 million as of May 27, 2016, February 29, 2016 and May 29, 2015, respectively.

Note 9 – Inventories

(In thousands)	May 27, 2016	February 29, 2016	May 29, 2015
Raw materials	$14,742	$13,516	$18,271
Work in process	9,852	8,116	11,310
Finished products	282,592	277,480	294,217

	307,186	299,112	323,798
Less LIFO reserve	80,752	80,159	81,314

	226,434	218,953	242,484
Display materials and factory supplies	8,491	8,503	8,638

	$234,925	$227,456	$251,122

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $68.4 million, $63.5 million and $67.9 million as of May 27, 2016, February 29, 2016 and May 29, 2015, respectively.

Note 10 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	May 27, 2016	February 29, 2016	May 29, 2015
Prepaid expenses and other	$85,895	$92,639	$95,001
Other assets	362,918	378,223	429,532

Deferred cost assets	448,813	470,862	524,533
Other current liabilities	(62,194)	(47,142)	(53,530)
Other liabilities	(125,808)	(145,856)	(177,133)

Deferred cost liabilities	(188,002)	(192,998)	(230,663)

Net deferred costs	$260,811	$277,864	$293,870

The Corporation maintains a general allowance for deferred costs related to supply agreements of $3.3 million, $3.6 million and $2.2 million at May 27, 2016, February 29, 2016 and May 29, 2015, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Note 11 – Other Liabilities

Included in “Other liabilities” on the Consolidated Statement of Financial Position is a deferred lease obligation related to a build to suit leasing arrangement with H L & L Property Company (“H L & L”), for a building that will function as the Corporation’s world headquarters. The building is currently being constructed and expected to be available for occupancy in calendar year 2016.

H L & L is an indirect affiliate of the Corporation as it is indirectly owned by members of the Weiss Family (as defined in Note 17). Due to, among other things, the Corporation’s involvement in the construction of the building, the Corporation is required to be treated, for accounting purposes only, as the “deemed owner” of the new world headquarters building during the construction period. Accordingly, the Corporation has recorded an asset and associated offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. The asset and corresponding liability was $105.7 million, $94.7 million and $39.3 million as of May 27, 2016, February 29, 2016 and May 29, 2015, respectively. See Note 17 for further information.

Note 12 – Debt

Long-term debt and their related calendar year due dates as of May 27, 2016, February 29, 2016 and May 29, 2015, respectively, were as follows:

(In thousands)	May 27, 2016	February 29, 2016	May 29, 2015
Term loan, due 2019	$185,000	$185,000	$185,000
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2018	4,050	—	58,000
6.10% senior notes, due 2028	181	181	181
Unamortized debt issuance costs	(6,671)	(7,123)	(8,478)

	$407,560	$403,058	$459,703

At May 27, 2016, the balances outstanding on the term loan facility and revolving credit facility each bear interest at a rate of approximately 2.95%. The revolving credit facility provides the Corporation with funding of up to $250 million. The Corporation is also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of May 27, 2016, February 29, 2016 and May 29, 2015, respectively. Outstanding letters of credit, which reduce the total credit available under the revolving credit and the accounts receivable facilities, totaled $25.9 million at May 27, 2016.

In March 2015 the Corporation made a voluntary prepayment of $65.0 million on the term loan facility, thereby eliminating all future quarterly installment payments prior to this facility’s August 9, 2019 maturity date. During the three months ended May 29, 2015, the Corporation expensed an additional $1.8 million of unamortized financing fees as a result of the prepayment.

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $230.2 million (at a carrying value of $225.2 million), $229.6 million (at a carrying value of $225.2 million) and $238.6 million (at a carrying value of $225.2 million) at May 27, 2016, February 29, 2016 and May 29, 2015, respectively.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt, similar to the presentation of debt discounts. The Corporation adopted ASU 2015-03 effective March 1, 2016, on a retrospective basis, and accordingly, debt issuance costs of $3.3 million and $3.8 million were reclassified from “Other assets” to “Long-term debt” on the Consolidated Balance Sheets at February 29, 2016 and May 29, 2015, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $189.1 million (at a principal carrying value of $189.1 million), $185.0 million (at a principal carrying value of $185.0 million) and $242.5 million (at a principal carrying value of $243.0 million) at May 27, 2016, February 29, 2016 and May 29, 2015, respectively.

At May 27, 2016, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefits plans are as follows:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	Three Months Ended		Three Months Ended
(In thousands)	May 27, 2016	May 29, 2015	May 27, 2016	May 29, 2015
Service cost	$186	$159	$86	$125
Interest cost	1,593	1,558	528	525
Expected return on plan assets	(1,528)	(1,668)	(582)	(675)
Amortization of prior service cost (credit)	1	1	(175)	(175)
Amortization of actuarial loss (gain)	873	848	(367)	(300)

	$1,125	$898	$(510)	$(500)

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, prior to January 1, 2016, the Corporation sponsored a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Under this arrangement, the Corporation made separate discretionary profit sharing and 401(k) matching contributions annually, after fiscal year-end, depending on its financial results.

Effective January 1, 2016, the existing profit sharing and 401(k) retirement savings plan was replaced with a safe harbor 401(k) arrangement. Pursuant to the new arrangement, the matching contributions became non-discretionary, were increased, and are now made throughout the year, rather than on an annual basis. The increased matching contributions effectively replace the Corporation’s discretionary profit sharing contributions, which were discontinued for fiscal years ending after February 29, 2016. The 401(k) matching contributions for the three-month period ended May 27, 2016 were $5.1 million as compared to the combined expense attributable to the profit sharing and 401(k) matching contributions for the three-month period ended May 29, 2015 of $2.9 million.

At May 27, 2016, February 29, 2016 and May 29, 2015, the liability for postretirement benefits other than pensions was $18.5 million, $17.8 million and $18.5 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At May 27, 2016, February 29, 2016 and May 29, 2015, the long-term liability for pension benefits was $79.0 million, $80.2 million and $80.3 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets and liabilities measured at fair value as of May 27, 2016:

(In thousands)	May 27, 2016	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,004	$10,780	$1,224	$—
Investment in equity securities	45,965	45,965	—	—

	$57,969	$56,745	$1,224	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$12,987	$10,780	$2,207	$—

The following table summarizes the assets and liabilities measured at fair value as of February 29, 2016:

(In thousands)	February 29, 2016	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$11,158	$9,936	$1,222	$—
Investment in equity securities	33,230	33,230	—	—

	$44,388	$43,166	$1,222	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$12,064	$9,936	$2,128	$—

The following table summarizes the assets and liabilities measured at fair value as of May 29, 2015:

(In thousands)	May 29, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,484	$11,035	$1,449	$—
Investment in equity securities	73,080	73,080	—	—

	$85,564	$84,115	$1,449	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,448	$11,035	$2,413	$—

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

Note 15 – Contingency

The Corporation is presently involved in various judicial, administrative, and regulatory proceedings concerning matters arising in the ordinary course of business, including but not limited to, employment and commercial disputes. These matters are inherently subject to many uncertainties regarding the possibility of a loss to the Corporation. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur, confirming the incurrence of a liability or reduction of a liability. In accordance with ASC Topic 450, “Contingencies,” the Corporation accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. This accrual is included in “Accrued liabilities” on the Consolidated Statement of Financial Position. Due to this uncertainty, the actual amount of any loss may ultimately prove to be larger or smaller than the amounts reflected in the Corporation’s Consolidated Financial Statements. Some of these proceedings are at preliminary stages and some of these cases seek an indeterminate amount of damages.

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

On January 20, 2015, the parties reached a settlement in principle that, if approved by the Court, will fully and finally resolve the claims brought by Smith and Hourcade, as well as the classes they seek to represent. The settlement was a product of extensive negotiations and a private mediation, which was finalized and memorialized in a Stipulation and Class Action Settlement Agreement signed March 30, 2015. On March 31, 2015, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement and on July 23, 2015, the Court entered its Order Granting Preliminary Approval of Class Action Settlement. On August 24, 2015, the claims administrator commenced mailing of notice and claim forms to class members and the claims closed October 24, 2015. On October 14, 2015, plaintiffs filed a motion for final approval of the class settlement, together with their motion for approval of incentive payments to the Named Plaintiffs and attorneys’ fees. The Court held a final approval hearing on December 17, 2015. On May 19, 2016, the Court entered an Order Granting Motion for Final Approval of Class Action Settlement; Granting in Part Motion for Attorneys’ Fees, Costs, and Class Representatives’ Service Payments.

The Court-approved settlement establishes a settlement fund of $4.0 million to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and July 23, 2015. American Greetings paid the settlement funds to the claims administrator on June 21, 2016, and the claims administrator will disburse the funds.

Michael Ackerman v. American Greetings Corporation, et al. On March 6, 2015, plaintiff Michael Ackerman, individually and on behalf of others similarly situated, filed a putative class action lawsuit in the United States District Court of New Jersey alleging violation of the Telephone Consumer Protection Act (“TCPA”) by American Greetings Corporation and its subsidiary, AG Interactive, Inc. The plaintiff claimed that defendants (1) sent plaintiff an unsolicited text message notifying plaintiff that he had received an ecard; and (2) knowingly and/or willfully violated the TCPA, which prohibits unsolicited automated or prerecorded telephone calls, including faxes and text messages, sent to cellular telephones. Plaintiff sought to certify a nationwide class based on unsolicited text messages sent by defendants during the period February 8, 2011 through February 8, 2015. The plaintiff sought damages in the statutory amount of five-hundred dollars for each and every violation of the TCPA and one-thousand five-hundred dollars for each and every willful violation of the TCPA. After extensive negotiations, on June 7, 2016, the parties entered into a confidential release and settlement agreement which contemplated a one-time payment of an immaterial amount to plaintiff through his legal counsel and, on June 23, 2016, with all amounts due thereunder from the Corporation having been paid, the parties stipulated to the dismissal of the lawsuit with prejudice.

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 32.6% and 34.6% for the three months ended May 27, 2016 and May 29, 2015, respectively. The lower than U.S. statutory rate for the three months ended May 27, 2016 and May 29, 2015 are primarily related to the domestic production activities deduction, tax treatment of corporate-owned life insurance and lower tax rates in foreign jurisdictions, partially offset by state income tax rates on U.S. income, net of federal benefit.

As reported in the prior year, the Corporation began recording adjustments to mark-to-market the value of one of its investments as of May 29, 2015. As a result, a decrease in the Corporation’s deferred tax assets in the amount of $4.9 million and $28.5 million was recognized in other comprehensive income for the three months ended May 27, 2016 and May 29, 2015.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Corporation early adopted ASU 2015-17 during the fourth quarter of 2016 on a prospective basis. Adoption of ASU 2015-17 resulted in a reclassification of the Corporation’s net current deferred tax asset to the net non-current deferred tax asset in the Corporation’s Consolidated Balance Sheet as of February 29, 2016. No prior periods were retrospectively adjusted.

As of May 27, 2016, the Corporation had unrecognized tax benefits of $17.1 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $15.4 million. It is reasonably possible that the Corporation’s unrecognized tax positions as of May 27, 2016 could decrease $1.4 million during the next twelve months due to anticipated settlements and resulting cash payments related to tax years which are open to examination.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the three months ended May 27, 2016, the Corporation recognized a de minimis net expense for interest and penalties on unrecognized tax benefits and refundable income taxes. As of May 27, 2016, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $1.7 million.

With few exceptions, the Corporation is subject to examination in the U.S. and various state and local jurisdictions for tax years 2010 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions, including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2011 to the present.

Note 17 – Related Party Information

World headquarters relocation

In May 2011, the Corporation announced that it will be relocating its world headquarters to a new location in the City of Westlake, Ohio, in a mixed-use development known as Crocker Park (the “Crocker Park Development”), which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the going private transaction, the Corporation announced plans in October 2013 to resume the project and, on March 26, 2014, the Corporation purchased from Crocker Park, LLC, the owner of the Crocker Park Development, 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) on which the new world headquarters will be built. The purchase price for the land was $7.4 million (based on a per acre price of $0.5 million). Morry Weiss, the Chairman of the Board of the Corporation, Zev Weiss and Jeffrey Weiss, directors and the Co-Chief Executive Officers of the Corporation, and Gary and Elie Weiss, directors and non-executive officers of the Corporation, together with members of their family (collectively, the “Weiss Family”), indirectly own a minority stake in Crocker Park, LLC through their indirect ownership of approximately 37% of the membership interests in Crocker Park, LLC. In addition, Morry Weiss and other members of the Weiss Family have guaranteed certain of Crocker Park, LLC’s obligations, including obligations incurred in connection with the Crocker Park Development. The authority to conduct, manage and control the business of Crocker Park, LLC, including operating the Crocker Park Development and the decision whether to sell the Crocker Park Site to the Corporation, was reserved to the manager of Crocker Park, LLC. The manager of Crocker Park, LLC is not an affiliate of the Weiss Family, but is an affiliate of Stark Enterprises, Inc.

The Corporation is leasing a portion of the Crocker Park Site to H L & L, which is constructing the new world headquarters building on the Crocker Park Site and, when complete, will lease the new world headquarters building back to the Corporation. In addition, to accommodate additional office needs, H L & L is constructing an additional approximately 60,000 square foot building (“Tech West”) adjacent to the world headquarters building and a surface parking lot (“Surface Lot”) on land that it is leasing from the Corporation. The Corporation has also entered into operating leases to lease these buildings from H L & L, which are anticipated to be available for occupancy in calendar year 2016. The initial lease terms are fifteen years and will begin upon occupancy. The annual rent is expected to be approximately $10.6 million. See Note 11 for further information.

Although the majority of the costs to construct the new world headquarters is expected to be financed through H L & L, due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may be higher than expected and the Corporation may have to dedicate additional funds to the project, including providing additional funds to H L & L. As a result, effective as of December 1, 2014, the Corporation entered into a loan agreement with H L & L under which the Corporation may from time to time make revolving loans to H L & L. Loans made to H L & L under this agreement may only be used to fund construction costs associated with the world headquarters project and the maximum principal and market-rate interest that may be outstanding as of any given time under this loan agreement may not exceed $9.0 million. There were no amounts outstanding under this loan agreement as of May 27, 2016 and February 29, 2016, and $2.5 million outstanding as of May 29, 2015.

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

The Corporation, Parent and certain of their subsidiaries and affiliates, file a consolidated U.S. federal income tax return. The Corporation pays all taxes on behalf of the group included in this consolidated federal income tax return. Pursuant to this tax sharing arrangement, there was $0.3 million due from affiliates at May 27, 2016 and February 29, 2016 and $1.9 million due to affiliates at May 29, 2015.

Note 18 – Business Segment Information

The Corporation operates in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and Non-reportable. The North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products segment primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. At May 27, 2016, the Retail Operations segment operated 395 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Corporation’s Non-reportable operating segment primarily includes licensing activities.

(In thousands)	Three Months Ended
Total Revenue:	May 27, 2016	May 29, 2015
North American Social Expression Products	$322,460	$335,604
International Social Expression Products	50,586	62,168
Intersegment items	(13,581)	(10,313)

Net	37,005	51,855
Retail Operations	65,412	71,808
AG Interactive	12,931	13,430
Non-reportable segment	1,500	746

	$439,308	$473,443

(In thousands)	Three Months Ended
Segment Earnings (Loss) Before Tax:	May 27, 2016	May 29, 2015
North American Social Expression Products	$60,145	$73,127
International Social Expression Products	(1,111)	(5,010)
Intersegment items	(674)	751

Net	(1,785)	(4,259)
Retail Operations	(7,462)	(8,143)
AG Interactive	4,208	4,871
Non-reportable segment	64	60,347
Unallocated
Interest expense	(5,597)	(8,113)
401(k) match and profit-sharing expense	(5,061)	(2,911)
Corporate overhead expense	(5,264)	(3,586)

	(15,922)	(14,610)

	$39,248	$111,333

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs.

For the three months ended May 29, 2015, earnings for the Corporation’s Non-reportable segment included a preliminary gain, subject to finalization of certain closing date estimates, of $61.7 million from the sale of Strawberry Shortcake. See Note 4 for further information.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $3.1 million, $3.5 million and $3.3 million at May 27, 2016, February 29, 2016 and May 29, 2015, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

Overview

Total revenue for the current year first quarter was $439.3 million, a decrease of $34.1 million, or 7.2%, compared to the prior year period. This decrease was primarily the result of decreased sales of greeting cards, gift packaging and party goods, and other ancillary products. In addition, foreign currency translation had an unfavorable impact of approximately $6 million. Revenue was lower in each of the North American Social Expression Products, International Social Expression Products, Retail Operations, and AG Interactive segments.

First quarter operating income was $44.8 million, a decrease of approximately $73.7 million, or 62.2%, compared to the prior year period. The prior year included a gain of $61.7 million related to the sale of Strawberry Shortcake, which was recorded within our Non-reportable segment. Excluding the impact of the transaction gain, operating income decreased approximately $12.0 million, or 21.1%. This remaining decrease was primarily within our North American Social Expression Products segment, driven by lower sales volume and higher technology costs. Despite the lower revenue in the International Social Expression Products and Retail Operations segments, earnings improved in these segments due to lower operating expenses. The current quarter also includes an unfavorable impact of approximately $1.0 million related to SBT implementations, compared to less than $0.5 million in the prior year period.

Results of Operations

Three months ended May 27, 2016 and May 29, 2015

Net income was $26.5 million in the first quarter compared to $72.8 million in the prior year first quarter.

Our results for the three months ended May 27, 2016 and May 29, 2015 are summarized below:

(Dollars in thousands)	2016	% Total Revenue	2015	% Total Revenue
Net sales	$437,187	99.5%	$471,892	99.7%
Other revenue	2,121	0.5%	1,551	0.3%

Total revenue	439,308	100.0%	473,443	100.0%

Material, labor and other production costs	178,900	40.7%	195,474	41.3%
Selling, distribution and marketing expenses	153,528	34.9%	163,759	34.6%
Administrative and general expenses	64,018	14.6%	58,221	12.3%
Other operating income – net	(1,890)	(0.4%)	(62,420)	(13.2%)

Operating income	44,752	10.2%	118,409	25.0%

Interest expense	5,597	1.3%	8,113	1.7%
Interest income	(105)	(0.0%)	(99)	(0.0%)
Other non-operating expense (income) – net	12	0.0%	(938)	(0.2%)

Income before income tax expense	39,248	8.9%	111,333	23.5%
Income tax expense	12,778	2.9%	38,569	8.1%

Net income	$26,470	6.0%	$72,764	15.4%

For the three months ended May 27, 2016, consolidated net sales were $437.2 million, down from $471.9 million in the prior year first quarter. This 7.4%, or approximately $35 million, decrease was driven by lower sales of greeting cards of approximately $23 million, the unfavorable impact of foreign currency translation of approximately $6 million, a decrease in gift packaging and party goods sales of approximately $3 million, lower sales of other ancillary products of approximately $2 million, and the unfavorable impact of more SBT implementations during the current year period compared to the prior year of approximately $1 million.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis) for the three months ended May 27, 2016 and May 29, 2015 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2016	2015	2016	2015	2016	2015
Unit volume	(7.7%)	(1.3%)	(6.8%)	(5.4%)	(7.4%)	(2.8%)
Selling prices	2.3%	2.1%	2.6%	1.1%	2.4%	1.6%
Overall increase / (decrease)	(5.6%)	0.8%	(4.4%)	(4.3%)	(5.1%)	(1.2%)

During the first quarter, combined everyday and seasonal greeting card sales less returns decreased 5.1% compared to the prior year quarter, as a result of a decrease in unit volume of 7.4% partially offset by increases in selling prices of 2.4%. The overall decrease was primarily driven by decreases in unit volume from our everyday and seasonal greeting cards in both our North American Social Expression Products and International Social Expression Products segments.

Everyday card sales less returns during the three months ended May 27, 2016 decreased 5.6% compared to the prior year quarter. Both the North American Social Expression Products and International Social Expression Products

segments experienced decreased unit volumes that were partially offset by selling price increases in the International Social Expression Products segment. The lower unit volume in the International Social Expression Products segment was primarily the continuation of the reduced distribution to a significant customer.

Seasonal card sales less returns during the three months ended May 27, 2016 decreased 4.4% compared to the prior year quarter, with a decrease in unit volume of 6.8% partially offset by an increase in selling prices of 2.6%. The unit volume decline in our North American Social Expression Products segment was driven by our Easter program. The unit volume decline in our International Social Expression Products segment was driven by declines in our Easter and Mother’s Day programs due primarily to the continuation of the reduced distribution to a significant customer. The increase in selling prices was primarily attributable to our Easter and Mother’s Day programs in our International Social Expression Products segment.

Expense Overview

Material, labor and other production costs were $178.9 million for the three months ended May 27, 2016, a decrease of $16.6 million from $195.5 million in the prior year first quarter. As a percentage of total revenue, these costs were 40.7% in the current period compared to 41.3% for the three months ended May 29, 2015. The dollar decrease was primarily due to the favorable impact of lower sales volumes and favorable product mix of approximately $9 million, lower production and inventory scrap expenses of approximately $5 million, and the favorable impact of foreign currency translation of approximately $3 million.

Selling, distribution and marketing expenses were $153.5 million for the three months ended May 27, 2016, decreasing $10.3 million from $163.8 million in the prior year first quarter. As a percentage of total revenue, these costs were 34.9% in the current period compared to 34.6% for the prior year period. The dollar decrease was driven by the favorable impact of foreign currency translation of approximately $3 million, lower marketing and advertising costs of approximately $3 million, lower supply chain costs of approximately $3 million, and lower retail expenses of approximately $1 million.

Administrative and general expenses were $64.0 million for the three months ended May 27, 2016, an increase of $5.8 million from $58.2 million in the prior year first quarter. This increase was driven primarily by higher technology costs, predominantly related to our systems refresh project of approximately $4 million, and higher combined 401(k) match and profit-sharing expense of $2 million. See “Segment Information – Unallocated Items” in this Quarterly Report on Form 10-Q for more information related to our combined 401(k) match and profit-sharing expense.

Other operating income – net was $1.9 million during the current year quarter compared to $62.4 million in the prior year. In the prior year first quarter, we recognized a preliminary gain of $61.7 million in connection with the sale of Strawberry Shortcake. See Note 4, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for further information.

The effective tax rate was 32.6% and 34.6% for the three month periods ended May 27, 2016 and May 29, 2015, respectively. The lower than U.S. statutory rate for the three months ended May 27, 2016 and May 29, 2015 are primarily related to the domestic production activities deduction, tax treatment of corporate-owned life insurance and lower tax rates in foreign jurisdictions, partially offset by state income tax rates on U.S. income, net of federal benefit.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products segment primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. As permitted under ASC Topic 280, “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, sourcing processes, types of customers and distribution methods. At May 27, 2016, we operated 395 card and gift retail stores in the United Kingdom (“UK”)

through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Non-reportable segment primarily includes licensing activities.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 18, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 27, 2016	May 29, 2015	% Change
Total revenue	$322,460	$335,604	(3.9%)
Segment earnings	60,145	73,127	(17.8%)

Total revenue of our North American Social Expression Products segment for the quarter ended May 27, 2016, decreased $13.1 million, or 3.9%, compared to the prior year period. The decrease was primarily driven by lower sales of greeting cards of approximately $9 million, as well as decreased sales of gift packaging and party goods, and other ancillary products which both decreased approximately $1 million, the unfavorable impact of more SBT implementations in the current year period of approximately $1 million, and the unfavorable impact of foreign currency translation of approximately $1 million.

Segment earnings decreased $13.0 million in the current year three months ended May 27, 2016 compared to the same period in the prior year. The decrease was driven primarily by the impact of lower revenues, including the unfavorable impact of more SBT implementations, unfavorable technology costs of approximately $4 million, and higher supply chain expenses of approximately $1 million. Partially offsetting these unfavorable impacts was a decrease in marketing and advertising expenses of approximately $3 million.

International Social Expression Products Segment

	Three Months Ended
(Dollars in thousands)	May 27, 2016	May 29, 2015	% Change
Total revenue	$37,005	$51,855	(28.6%)
Segment loss	(1,785)	(4,259)	58.1%

Total revenue of our International Social Expression Products segment decreased $14.9 million, or 28.6%, for the three months ended May 27, 2016, compared to the same period in the prior year. The decrease was primarily driven by decreased sales of greeting cards of approximately $13 million and the unfavorable impact of foreign currency translation of approximately $2 million. The lower sales of greeting cards was primarily the continuation of the reduced distribution to a significant customer.

Segment loss decreased $2.5 million in the three months ended May 27, 2016 compared to the same period in the prior year. The lower segment loss was primarily driven by lower production and inventory scrap expenses of approximately $5 million, and lower supply chain expenses of approximately $4 million. These favorable items were partially offset by the margin impact of lower sales of approximately $7 million.

Retail Operations Segment

	Three Months Ended
(Dollars in thousands)	May 27, 2016	May 29, 2015	% Change
Total revenue	$65,412	$71,808	(8.9%)
Segment loss	(7,462)	(8,143)	8.4%

Total revenue of our Retail Operations segment decreased $6.4 million compared to the prior year, driven by the unfavorable impact of foreign currency translation of approximately $4 million. During the first quarter of the current year, net sales at stores open one year or more were down approximately 1.1% compared to the prior year period.

Segment loss decreased $0.7 million compared to the prior year. The lower segment loss was primarily the result of lower store operating expenses, partially offset by lower gross margins due to the lower sales.

AG Interactive Segment

	Three Months Ended
(Dollars in thousands)	May 27, 2016	May 29, 2015	% Change
Total revenue	$12,931	$13,430	(3.7%)
Segment earnings	4,208	4,871	(13.6%)

Total revenue of AG Interactive decreased $0.5 million compared to the prior year quarter. This decrease in revenue was driven primarily by lower subscription revenue compared to the prior year. As of May 27, 2016, AG Interactive had approximately 3.3 million online paid subscriptions as compared to approximately 3.5 million at May 29, 2015.

Segment earnings decreased $0.7 million compared to the prior year quarter primarily due to the impact of lower revenue.

Non-reportable Segment

	Three Months Ended
(Dollars in thousands)	May 27, 2016	May 29, 2015	% Change
Total revenue	$1,500	$746	101.1%
Segment earnings	64	60,347	(99.9%)

Total revenue from our Non-reportable segment increased $0.8 million compared to the prior year quarter. The increase in revenue for the current year first quarter was due primarily to higher merchandise and entertainment revenue from our character properties.

Segment earnings decreased $60.3 million compared to the prior year quarter. This decrease was primarily due to the gain of $61.7 million recognized in connection with the sale of Strawberry Shortcake during the prior year quarter.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt and domestic 401(k) match and profit-sharing expense. Unallocated items also include costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended
(Dollars in thousands)	May 27, 2016	May 29, 2015
Interest expense	$(5,597)	$(8,113)
401(k) match and profit-sharing expense	(5,061)	(2,911)
Corporate overhead expense	(5,264)	(3,586)

Total Unallocated	$(15,922)	$(14,610)

As reported in our Annual Report on Form 10-K for the year ended February 29, 2016, prior to January 1, 2016, we sponsored a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Under this arrangement, we made separate discretionary profit sharing and 401(k) matching contributions annually, after fiscal year-end, depending on our financial results.

Effective January 1, 2016, the existing profit sharing and 401(k) retirement savings plan was replaced with a safe harbor 401(k) arrangement. Pursuant to the new arrangement, the matching contributions became non-discretionary, were increased, and are now made throughout the year, rather than on an annual basis. The increased matching contributions effectively replace our discretionary profit sharing contributions, which were discontinued for fiscal years ending after February 29, 2016. While the current year quarterly expense will vary from the prior year expense pattern, we expect the full year 2017 expense to be consistent with the combined profit sharing and match components of the profit sharing and 401(k) retirement savings plan in effect during the prior year.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of May 29, 2015 has been included.

Operating Activities

Operating activities used $40.8 million of cash during the three months ended May 27, 2016, compared to $96.1 million in the prior year period.

Accounts receivable used $11.5 million of cash during the three months ended May 27, 2016, compared to $23.0 million of cash used during the same period in the prior year. The year-over-year change in cash flow of $11.5 million occurred primarily within our North American Social Expression Products segment and was due to lower accounts receivable growth due to lower sales in the current quarter compared to the prior year period, and the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period.

Deferred costs – net generally represents payments under agreements with retailers, net of the related amortization of those payments. During the three months ended May 27, 2016, amortization exceeded payments by $16.9 million. During the three months ended May 29, 2015, amortization exceeded payments by $5.3 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $98.4 million of cash during the three months ended May 27, 2016, compared to $104.6 million in the prior year first quarter. The year-over-year change in cash usage was attributable to a smaller decrease in accounts payable due to normal year-over-year timing of business transactions, partially offset by higher variable compensation payments during the current year first quarter compared to the prior year first quarter.

Investing Activities

Investing activities used $25.7 million of cash during the three months ended May 27, 2016, compared to providing $107.2 million of cash during the three months ended May 29, 2015. The current year includes cash paid for capital expenditures of $25.7 million. The prior year included proceeds of $105.0 million received from the sale of Strawberry Shortcake and proceeds of $24.1 million received from the surrender of certain corporate-owned life insurance policies. These cash inflows were partially offset by cash paid for capital expenditures of $13.4 million, cash paid for acquired character property rights of $2.8 million, a payment of $3.2 million related to the final working capital adjustments in connection with the sale of AGI In-Store, and $2.5 million of loans, net of repayments, made to related parties.

Financing Activities

Financing activities provided $4.1 million of cash during the three months ended May 27, 2016, compared to using $11.3 million during the three months ended May 29, 2015. In the first quarter of the prior year, the use of cash was primarily driven by a voluntary prepayment on our term loan of $65.0 million, partially offset by borrowings, net of repayments, under our revolving credit facility of $53.7 million.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $485 million at May 27, 2016, which included $185 million outstanding on our term loan facility, a $250 million revolving credit facility, and a $50 million accounts receivable securitization facility, of which $270.0 million in the aggregate was unused as of May 27, 2016. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At May 27, 2016, we had $4.1 million of borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under our accounts receivable securitization facility. We had, in the aggregate, $25.9 million outstanding under letters of credit, which reduced the total credit availability thereunder as of May 27, 2016.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 29, 2016 for further information.

At May 27, 2016, we were in compliance with our financial covenants under the borrowing agreements described above.

Capital Deployment and Investments

On February 10, 2014, Century Intermediate Holding Company 2 (“CIHC2”), an indirect parent of American Greetings, issued $285 million aggregate principal amount of 9.750%/10.500% Senior PIK Toggle Notes due 2019 (the “PIK Notes”). Excluding the first and last interest payment periods, which must be paid in cash, CIHC2 may elect to either accrue or pay cash interest on the PIK Notes. The PIK Notes carry a cash interest rate of 9.750%. Prior to the payment of interest by CIHC2, it is expected that we will provide CIHC2 with the cash flow for CIHC2 to pay interest on the PIK Notes. Assuming interest is paid regularly in cash, rather than accrued, the annual cash required to pay the interest is expected to be approximately $27.8 million while the entire issuance of PIK Notes are outstanding. For further information, refer to the discussion of the PIK Notes as disclosed in “Transactions with Parent Companies and Other Affiliated Companies” in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the year ended February 29, 2016.

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

Over the next several years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. During the three months ended May 27, 2016, we spent approximately $23 million, including capital of approximately $19 million and expense of approximately $4 million, on these information technology systems. Based on the current scope of the project, we presently expect to spend at least an additional $172 million on these information technology systems, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $172 million, or that we will achieve the anticipated efficiencies or any cost savings.

In May 2011, we announced plans to relocate our world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the going private transaction, we announced plans in October 2013 to resume the project and on March 26, 2014, we purchased the land on which the new world headquarters will be built (the “Crocker Park Site”). We are leasing a portion of the Crocker Park Site to H L & L Property Company, an indirect affiliate of American Greetings (“H L & L”), which is constructing the new world headquarters building on the Crocker Park Site and, when complete, will sublease the new world headquarters building back to the Corporation. In addition, to accommodate additional office needs, H L & L is constructing an additional approximately 60,000 square foot building (“Tech West”) adjacent to the world headquarters building and a surface parking lot (“Surface Lot”) on land that it is leasing from the Corporation. The Corporation has also entered into operating leases to lease these buildings from H L & L, which are anticipated to be available for occupancy in calendar year 2016. The initial lease terms are fifteen years and will begin upon occupancy. The annual rent is expected to be approximately $10.6 million. Further details of the relocation undertaking are provided in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and Note 17, “Related Party Information,” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Please refer to the discussion of our Critical Accounting Estimates under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 29, 2016.

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	our ability to successfully complete the turnaround efforts in our retail business in the UK;

•	risks associated with leasing substantial amounts of space for our retail stores;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	unanticipated expenses we may be required to incur relating to our world headquarters project;

•	our ability to qualify for, and stay qualified for, state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing and amount of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a scan-based trading model;

•	Schurman Fine Paper’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of advertising and marketing efforts;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we believe to be immaterial also may adversely affect us. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on our business, financial condition and results of operations. For further information concerning the risks we face and issues that could materially affect our financial performance related to forward-looking statements, refer to our periodic filings with the Securities and Exchange Commission, including the “Risk Factors” section included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The majority of inventory purchases within our U.K. wholesale operations are denominated in U.S. Dollars. We estimate that a hypothetical 10% strengthening of the U.S. Dollar against the U.K. Pound, compared to the average exchange rate during the year ended February 29, 2016, would negatively impact operating income in the International Social Expression Products segment by approximately $5 million.

For further information, refer to our Annual Report on Form 10-K for the year ended February 29, 2016.

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

On January 20, 2015, the parties reached a settlement in principle that, if approved by the Court, will fully and finally resolve the claims brought by Smith and Hourcade, as well as the classes they seek to represent. The settlement was a product of extensive negotiations and a private mediation, which was finalized and memorialized in a Stipulation and Class Action Settlement Agreement signed March 30, 2015. On March 31, 2015, plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement and on July 23, 2015, the Court entered its Order Granting Preliminary Approval of Class Action Settlement. On August 24, 2015, the claims administrator commenced mailing of notice and claim forms to class members and the claims closed October 24, 2015. On October 14, 2015, plaintiffs filed a motion for final approval of the class settlement, together with their motion for approval of incentive payments to the Named Plaintiffs and attorneys’ fees. The Court held a final approval hearing on December 17, 2015. On May 19, 2016, the Court entered an Order Granting Motion for Final Approval of Class Action Settlement; Granting in Part Motion for Attorneys’ Fees, Costs, and Class Representatives’ Service Payments.

The Court-approved settlement establishes a settlement fund of $4.0 million to pay claims from current and former employees who worked at least one day for American Greetings Corporation and/or certain of its subsidiaries in any hourly non-exempt position in California between June 4, 2010 and July 23, 2015. American Greetings paid the settlement funds to the claims administrator on June 21, 2016 and the claims administrator will disburse the funds.

Michael Ackerman v. American Greetings Corporation, et al. On March 6, 2015, plaintiff Michael Ackerman, individually and on behalf of others similarly situated, filed a putative class action lawsuit in the United States District Court of New Jersey alleging violation of the Telephone Consumer Protection Act (“TCPA”) by American Greetings Corporation and its subsidiary, AG Interactive, Inc. The plaintiff claimed that defendants (1) sent plaintiff an unsolicited text message notifying plaintiff that he had received an ecard; and (2) knowingly and/or willfully violated the TCPA, which prohibits unsolicited automated or prerecorded telephone calls, including faxes and text messages, sent to cellular telephones. Plaintiff sought to certify a nationwide class based on unsolicited text messages sent by defendants during the period February 8, 2011 through February 8, 2015. The plaintiff sought damages in the statutory amount of five-hundred dollars for each and every violation of the TCPA and one-thousand five-hundred dollars for each and every willful violation of the TCPA. After extensive negotiations, on June 7, 2016, the parties entered into a confidential release and settlement agreement which contemplated a one-time payment of an immaterial amount to plaintiff through plaintiff’s legal counsel and, on June 23, 2016, with all amounts due thereunder from the Corporation having been paid, the parties stipulated to the dismissal of the lawsuit with prejudice.

In addition to the above described cases, we are involved in certain legal proceedings arising in the ordinary course of business. We, however, do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

31 (a)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended May 27, 2016 and May 29, 2015, (ii) Consolidated Statement of Comprehensive Income for the quarters ended May 27, 2016 and May 29, 2015, (iii) Consolidated Statement of Financial Position at May 27, 2016, February 29, 2016 and May 29, 2015, (iv) Consolidated Statement of Cash Flows for the quarters ended May 27, 2016 and May 29, 2015, and (v) Notes to the Consolidated Financial Statements for the quarter ended May 27, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and
Chief Accounting Officer *

July 8, 2016

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)