Form 10-Q
period 2016-08-26
AMERICAN GREETINGS CORP
filed 2016-10-07
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-13859

AMERICAN GREETINGS CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0065325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One American Boulevard, Cleveland, Ohio	44145
(Address of principal executive offices)	(Zip Code)

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

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of October 7, 2016, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Net sales	$374,748	$418,611	$811,935	$890,503
Other revenue	2,265	2,417	4,386	3,968

Total revenue	377,013	421,028	816,321	894,471
Material, labor and other production costs	159,214	177,985	338,114	373,459
Selling, distribution and marketing expenses	142,061	153,641	295,589	317,400
Administrative and general expenses	55,797	59,365	119,815	117,586
Other operating income – net	(1,741)	(7,309)	(3,631)	(69,729)

Operating income	21,682	37,346	66,434	155,755
Interest expense	5,940	6,486	11,537	14,599
Interest income	(230)	(84)	(335)	(183)
Other non-operating expense (income) – net	698	(54)	710	(992)

Income before income tax expense	15,274	30,998	54,522	142,331
Income tax expense	4,970	6,518	17,748	45,087

Net income	$10,304	$24,480	$36,774	$97,244

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Six Months Ended
	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Net income	$10,304	$24,480	$36,774	$97,244
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12,152)	(2,351)	(5,342)	(4,379)
Pension and postretirement benefit adjustments	227	505	230	721
Unrealized gain (loss) on equity securities	8,252	(10,133)	16,110	34,477

Other comprehensive (loss) income, net of tax	(3,673)	(11,979)	10,998	30,819

Comprehensive income	$6,631	$12,501	$47,772	$128,063

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars except share and per share amounts)

	(Unaudited)	(Note 1)	(Unaudited)
	August 26, 2016	February 29, 2016	August 28, 2015
ASSETS
Current assets
Cash and cash equivalents	$25,236	$100,893	$33,501
Trade accounts receivable, net	77,875	94,392	104,690
Inventories	288,644	227,456	297,338
Deferred and refundable income taxes	4,782	8,056	45,082
Prepaid expenses and other	132,907	129,071	131,635

Total current assets	529,444	559,868	612,246
Other assets	509,564	473,100	535,436
Deferred and refundable income taxes	90,268	99,512	60,897
Property, plant and equipment – at cost	999,723	945,059	878,035
Less accumulated depreciation	489,355	477,349	467,304

Property, plant and equipment – net	510,368	467,710	410,731

	$1,639,644	$1,600,190	$1,619,310

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$115,262	$109,014	$116,450
Accrued liabilities	51,675	79,873	69,196
Accrued compensation and benefits	40,024	101,014	63,301
Income taxes payable	28,684	11,151	14,398
Deferred revenue	22,235	26,271	23,044
Other current liabilities	77,908	50,617	67,850

Total current liabilities	335,788	377,940	354,239
Long-term debt	418,962	403,058	458,155
Other liabilities	411,093	379,769	359,427
Deferred income taxes and noncurrent income taxes payable	10,628	10,129	10,824
Shareholder’s equity
Common shares – par value $.01 per share: 100 shares issued and outstanding	—	—	—
Capital in excess of par value	240,000	240,000	240,000
Accumulated other comprehensive (loss) income	(8,660)	(19,658)	6,416
Retained earnings	231,833	208,952	190,249

Total shareholder’s equity	463,173	429,294	436,665

	$1,639,644	$1,600,190	$1,619,310

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Six Months Ended
	August 26, 2016	August 28, 2015
OPERATING ACTIVITIES:
Net income	$36,774	$97,244
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sale of Strawberry Shortcake	—	(61,625)
Net loss on disposal of fixed assets	28	66
Depreciation and intangible assets amortization	25,305	28,114
Provision for doubtful accounts	231	367
Deferred income taxes	4,469	8,076
Other non-cash charges	2,057	3,614
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	17,918	(3,431)
Inventories	(65,528)	(49,866)
Other current assets	(3,416)	(7,193)
Net payable/receivable with related parties	(754)	(1,698)
Income taxes	15,625	(7,554)
Deferred costs – net	17,470	19,377
Accounts payable and other liabilities	(83,462)	(91,698)
Other – net	1,277	680

Total Cash Flows From Operating Activities	(32,006)	(65,527)
INVESTING ACTIVITIES:
Property, plant and equipment additions	(46,005)	(31,735)
Proceeds from sale of fixed assets	813	55
Cash paid for acquired character property rights	—	(2,800)
Adjustment to proceeds from sale of AGI In-Store	—	(3,200)
Proceeds from sale of Strawberry Shortcake	—	105,000
Proceeds from surrender of corporate-owned life insurance policies	—	24,068

Total Cash Flows From Investing Activities	(45,192)	91,388
FINANCING ACTIVITIES:
Proceeds from revolving line of credit	73,275	191,200
Repayments on revolving line of credit	(58,275)	(139,500)
Dividends to shareholder	(13,894)	(20,724)
Repayments on term loan	—	(65,000)

Total Cash Flows From Financing Activities	1,106	(34,024)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	435	(1,663)

DECREASE IN CASH AND CASH EQUIVALENTS	(75,657)	(9,826)
Cash and Cash Equivalents at Beginning of Year	100,893	43,327

Cash and Cash Equivalents at End of Period	$25,236	$33,501

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended August 26, 2016 and August 28, 2015

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

The Corporation provides limited credit support to Schurman Fine Papers (“Schurman”) which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. This limited credit support is provided through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which expires in January 2019. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of August 26, 2016 requiring the use of the Liquidity Guaranty.

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

The Corporation’s maximum exposure to loss as it relates to Schurman as of August 26, 2016 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10.0 million;

•	normal course of business trade and other receivables due from Schurman of $31.3 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the retail store operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $1.8 million as of August 26, 2016.

Note 2 – Seasonal Nature of Business

A significant portion of the Corporation’s business is seasonal in nature. Therefore, the results of operations for interim periods are not necessarily indicative of the results for the fiscal year taken as a whole.

Note 3 – Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.” The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. For public business entities, ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Corporation is currently evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Corporation is currently evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 will require lessees to recognize a right-of-use asset and a lease liability. The right-of-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. Lessor accounting under the new guidance is largely unchanged. For public business entities, ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified-retrospective approach, which includes a number of optional practical expedients. The Corporation is currently evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

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

Note 4 – Acquisitions and Dispositions

Sale of Strawberry Shortcake

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in March 2015, the Corporation completed the sale of its Strawberry Shortcake property and related intangible assets and licensing agreements (“Strawberry Shortcake”) and received cash proceeds of $105.0 million, which are reflected in “Proceeds from sale of Strawberry Shortcake” within “Investing Activities” on the Consolidated Statement of Cash Flows for the six months ended August 28, 2015. The Corporation also recognized a net gain of $61.6 million from the sale, which is included in “Other operating income – net” on the Consolidated Statement of Income for the six months ended August 28, 2015.

Character Property Rights Acquisition

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in conjunction with and based on the proceeds resulting from the March 2015 sale of Strawberry Shortcake, the Corporation paid an additional $2.8 million for character property rights associated with Strawberry Shortcake, that were previously purchased from a third party during 2015. This payment is included in “Cash paid for acquired character property rights” within “Investing Activities” on the Consolidated Statement of Cash Flows for the six months ended August 28, 2015.

Sale of AGI In-Store

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in March 2015, the Corporation finalized the working capital adjustments related to the 2015 sale of its wholly-owned display fixtures business, AGI In-Store, which resulted in a payment of $3.2 million to the buyer. This payment is included in “Adjustment to proceeds from sale of AGI In-Store” within “Investing Activities” on the Consolidated Statement of Cash Flows for the six months ended August 28, 2015.

Surrender of Certain Corporate-Owned Life Insurance Policies

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in March 2015, in connection with the 2015 surrender of certain corporate-owned life insurance policies, the Corporation received proceeds of $24.1 million that are included in “Proceeds from surrender of corporate-owned life insurance policies” within “Investing Activities” on the Consolidated Statement of Cash Flows for the six months ended August 28, 2015.

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

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Royalty revenue	$1,922	$1,975	$3,684	$3,104

Royalty expenses:
Material, labor and other production costs	$702	$1,241	$1,315	$2,175
Selling, distribution and marketing expenses	942	988	1,498	1,691
Administrative and general expenses	212	344	492	711

	$1,856	$2,573	$3,305	$4,577

Note 6 – Other Income and Expense

Other Operating Income – Net

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
State tax credits	$(1,050)	$(6,541)	$(2,100)	$(6,541)
Gain adjustment (gain) on sale of Strawberry Shortcake	—	41	—	(61,625)
Loss on asset disposal	31	57	28	66
Miscellaneous	(722)	(866)	(1,559)	(1,629)

Other operating income – net	$(1,741)	$(7,309)	$(3,631)	$(69,729)

During the three and six months ended August 26, 2016, the Corporation recognized income of $1.1 million and $2.1 million, respectively, from tax credits received from the State of Ohio under certain incentive programs made available to the Corporation in connection with its decision to maintain its world headquarters in the state of Ohio. Tax credits of $6.5 million were recognized in the quarter ended August 28, 2015.

During the six months ended August 28, 2015, the Corporation recognized a net gain of $61.6 million from the sale of Strawberry Shortcake, which included a first quarter gain of $61.7 million and an adjustment to the gain in the second quarter of approximately $0.1 million. See Note 4 for further information.

Other Non-Operating Expense (Income) – Net

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Foreign exchange loss (gain)	$842	$111	$1,002	$(673)
Rental income	(142)	(129)	(290)	(281)
Miscellaneous	(2)	(36)	(2)	(38)

Other non-operating expense (income) – net	$698	$(54)	$710	$(992)

Note 7 – Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 29, 2016	$(13,535)	$(26,628)	$20,505	$(19,658)
Other comprehensive income (loss) before reclassifications	(5,660)	(222)	16,110	10,228
Amounts reclassified from accumulated other comprehensive income (loss)	318	452	—	770

Other comprehensive income (loss), net of tax	(5,342)	230	16,110	10,998

Balance at August 26, 2016	$(18,877)	$(26,398)	$36,615	$(8,660)

The reclassifications out of accumulated other comprehensive (loss) income are as follows:

(In thousands)	Six Months Ended August 26, 2016
Pensions and Postretirement Benefits:
Amortization of pensions and postretirement benefits items
Actuarial losses, net	$(1,043	)(1)
Prior service credit, net	347	(1)

	(696)
Tax benefit	244	(2)

Total, net of tax	(452)

Foreign Currency Translation Adjustments:
Loss upon dissolution of business	(318	)(3)

Total reclassifications	$(770)

Classification on Consolidated Statement of Income:

(1)	Administrative and general expenses
(2)	Income tax expense
(3)	Other operating income – net

Note 8 – Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	August 26, 2016	February 29, 2016	August 28, 2015
Allowance for seasonal sales returns	$17,707	$21,518	$16,437
Allowance for outdated products	10,396	8,372	10,109
Allowance for doubtful accounts	1,827	1,628	1,814
Allowance for marketing funds	27,273	26,371	23,495
Allowance for rebates	16,203	24,373	21,465

	$73,406	$82,262	$73,320

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $9.7 million, $16.0 million and $13.9 million as of August 26, 2016, February 29, 2016 and August 28, 2015, respectively.

Note 9 – Inventories

(In thousands)	August 26, 2016	February 29, 2016	August 28, 2015
Raw materials	$15,277	$13,516	$19,861
Work in process	10,410	8,116	12,869
Finished products	336,014	277,480	337,344

	361,701	299,112	370,074
Less LIFO reserve	80,860	80,159	81,659

	280,841	218,953	288,415
Display materials and factory supplies	7,803	8,503	8,923

	$288,644	$227,456	$297,338

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $65.3 million, $63.5 million and $64.2 million as of August 26, 2016, February 29, 2016 and August 28, 2015, respectively.

Note 10 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	August 26, 2016	February 29, 2016	August 28, 2015
Prepaid expenses and other	$93,622	$92,639	$89,305
Other assets	392,139	378,223	411,909

Deferred cost assets	485,761	470,862	501,214
Other current liabilities	(74,458)	(47,142)	(64,117)
Other liabilities	(152,324)	(145,856)	(160,558)

Deferred cost liabilities	(226,782)	(192,998)	(224,675)

Net deferred costs	$258,979	$277,864	$276,539

The Corporation maintains an allowance for deferred costs related to supply agreements of $3.2 million, $3.6 million and $3.5 million at August 26, 2016, February 29, 2016 and August 28, 2015, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Note 11 – Other Liabilities

Included in “Other liabilities” on the Consolidated Statement of Financial Position is a deferred lease obligation related to an operating lease with H L & L Property Company (“H L & L”), for a building that will function as the Corporation’s world headquarters. The relocation to the building will be completed in the third quarter of fiscal 2017.

H L & L is an indirect affiliate of the Corporation as it is indirectly owned by members of the Weiss Family (as defined in Note 17). Due to, among other things, the Corporation’s involvement in the construction of the building, the Corporation is required to be treated, for accounting purposes only, as the “deemed owner” of the new world headquarters building during the construction period. Accordingly, the Corporation has recorded an asset and associated offsetting liability during the construction of the building, even though the Corporation does not own the asset and is not the obligor on the corresponding construction debt. The asset included in “Property, plant and equipment – at cost” and corresponding liability included in “Other liabilities” on the Consolidated Statement of Financial Position, was $117.7 million, $94.7 million and $57.4 million as of August 26, 2016, February 29, 2016 and August 28, 2015, respectively. See Note 17 for further information.

Note 12 – Debt

Long-term debt and their related calendar year due dates as of August 26, 2016, February 29, 2016 and August 28, 2015, respectively, were as follows:

(In thousands)	August 26, 2016	February 29, 2016	August 28, 2015
Term loan, due 2019	$185,000	$185,000	$185,000
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2018	15,000	—	56,000
6.10% senior notes, due 2028	181	181	181
Unamortized financing fees	(6,219)	(7,123)	(8,026)

	$418,962	$403,058	$458,155

At August 26, 2016, the balances outstanding on the term loan facility and revolving credit facility each bear interest at a rate of approximately 3.0%. The revolving credit facility provides the Corporation with funding of up to $250 million. The Corporation is also a party to an accounts receivable facility that provides funding of up to $50 million, under which there were no borrowings outstanding as of August 26, 2016, February 29, 2016 and August 28, 2015, respectively. Outstanding letters of credit, which reduce the total credit available under the revolving credit and the accounts receivable facilities, totaled $25.9 million at August 26, 2016.

On July 27, 2016, the Corporation amended its accounts receivable facility. The amendment modified the accounts receivable facility to, among other things: (i) extend the scheduled termination date to July 27, 2018 and (ii) revise the bases upon which fees are assessed under this facility.

In March 2015 the Corporation made a voluntary prepayment of $65.0 million on the term loan facility, thereby eliminating all future quarterly installment payments prior to its August 9, 2019 maturity date. During the six months ended August 28, 2015, the Corporation expensed an additional $1.8 million of unamortized financing fees as a result of the prepayment.

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $235.5 million (at a carrying value of $225.2 million), $229.6 million (at a carrying value of $225.2 million) and $234.1 million (at a carrying value of $225.2 million) at August 26, 2016, February 29, 2016 and August 28, 2015, respectively.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt, similar to the presentation of debt discounts. The Corporation adopted ASU 2015-03 effective March 1, 2016, on a retrospective basis, and accordingly, debt issuance costs of $3.3 million and $3.6 million were reclassified from “Other assets” to “Long-term debt” on the Consolidated Statements of Financial Position at February 29, 2016 and August 28, 2015, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $200.0 million (at a principal carrying value of $200.0 million), $185.0 million (at a principal carrying value of $185.0 million), and $240.5 million (at a principal carrying value of $241.0 million) at August 26, 2016, February 29, 2016 and August 28, 2015, respectively.

At August 26, 2016, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefits plans are as follows:

	Defined Benefit Pension Plans
	Three Months Ended		Six Months Ended
	August 26,	August 28,	August 26,	August 28,
(In thousands)	2016	2015	2016	2015
Service cost	$219	$159	$405	$318
Interest cost	1,588	1,550	3,181	3,108
Expected return on plan assets	(1,500)	(1,659)	(3,028)	(3,327)
Amortization of prior service cost	1	1	2	2
Amortization of actuarial loss	904	846	1,777	1,694

	$1,212	$897	$2,337	$1,795

	Postretirement Benefits Plan
	Three Months Ended		Six Months Ended
	August 26,	August 28,	August 26,	August 28,
(In thousands)	2016	2015	2016	2015
Service cost	$86	$125	$172	$250
Interest cost	527	525	1,055	1,050
Expected return on plan assets	(582)	(675)	(1,164)	(1,350)
Amortization of prior service credit	(174)	(175)	(349)	(350)
Amortization of actuarial gain	(367)	(300)	(734)	(600)

	$(510)	$(500)	$(1,020)	$(1,000)

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, prior to January 1, 2016, the Corporation sponsored a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Under this arrangement, the Corporation made separate discretionary profit-sharing and 401(k) matching contributions annually, after fiscal year-end, depending on its financial results.

Effective January 1, 2016, the existing profit-sharing and 401(k) retirement savings plan was replaced with a safe harbor 401(k) arrangement. Pursuant to the new arrangement, the matching contributions became non-discretionary, were increased, and are now made throughout the year, rather than on an annual basis. The increased matching contributions effectively replace the Corporation’s discretionary profit-sharing contributions, which were discontinued for fiscal years ending after February 29, 2016. The 401(k) matching contributions for the three and six month periods ended August 26, 2016 were $3.4 million and $8.5 million, respectively, as compared to the combined expense attributable to the profit-sharing and 401(k) matching contributions for the three and six month periods ended August 28, 2015 of $3.0 million and $5.9 million, respectively.

At August 26, 2016, February 29, 2016 and August 28, 2015, the liability for postretirement benefits other than pensions was $18.9 million, $17.8 million and $19.2 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At August 26, 2016, February 29, 2016 and August 28, 2015, the long-term liability for pension benefits was $77.9 million, $80.2 million and $78.6 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets and liabilities measured at fair value as of August 26, 2016:

(In thousands)	August 26, 2016	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$11,914	$10,683	$1,231	$—
Investment in equity securities	59,338	59,338	—	—

	$71,252	$70,021	$1,231	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$12,935	$10,683	$2,252	$—

The following table summarizes the assets and liabilities measured at fair value as of February 29, 2016:

(In thousands)	February 29, 2016	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$11,158	$9,936	$1,222	$—
Investment in equity securities	33,230	33,230	—	—

	$44,388	$43,166	$1,222	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$12,064	$9,936	$2,128	$—

The following table summarizes the assets and liabilities measured at fair value as of August 28, 2015:

(In thousands)	August 28, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$11,514	$10,236	$1,278	$—
Investment in equity securities	56,482	56,482	—	—

	$67,996	$66,718	$1,278	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$12,425	$10,236	$2,189	$—

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

The investment in equity securities is considered a Level 1 valuation as it is based upon a quoted price in an active market.

Note 15 - Contingency

The Corporation is presently involved in various judicial, administrative, and regulatory proceedings concerning matters arising in the ordinary course of business, including but not limited to, employment and commercial disputes. These matters are inherently subject to many uncertainties regarding the possibility of a loss to the Corporation. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur, confirming the incurrence of a liability or reduction of a liability. In accordance with ASC Topic 450, “Contingencies,” the Corporation accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. This accrual is included in “Accrued liabilities” on the Consolidated Statement of Financial Position. Due to this uncertainty, the actual amount of any loss may ultimately prove to be larger or smaller than the amounts reflected in the Corporation’s Consolidated Financial Statements. Some of these proceedings are at preliminary stages and some of these proceedings seek an indeterminate amount of damages.

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period. The effective tax rate was 32.5% and 32.6% for the three and six months ended August 26, 2016, respectively, and 21.0% and 31.7% for the three and six months ended August 28, 2015, respectively. The lower than U.S. statutory rate for the three and six month periods ended August 26, 2016 is primarily related to the domestic production activities deduction, tax treatment of corporate-owned life insurance and lower tax rates in foreign jurisdictions, partially offset by state income tax rates on U.S. income, net of federal benefit. The lower than statutory rate in the prior period is primarily related to the release of a $4.3 million unrecognized tax benefit due to the issuance of regulations that clarified the law and the expiration of a statute of limitations, as well as the impact of lower tax rates in foreign jurisdictions, domestic production activities deduction and the tax treatment of corporate-owned life insurance.

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, a previously nonmarketable investment established a readily determinable fair value as the result of the investment’s successfully completed initial public offering. Therefore, the Corporation began recording adjustments to mark-to-market the value of this investment. Consequently, a decrease in the Corporation’s deferred tax assets in the amount of $10.0 million and $22.0 million was recognized in other comprehensive income for the six month periods ended August 26, 2016 and August 28, 2015, respectively.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Corporation early adopted ASU 2015-17 during the fourth quarter of 2016 on a prospective basis. Adoption of ASU 2015-17 resulted in a reclassification of the Corporation’s net current deferred tax asset to the net non-current deferred tax asset in the Corporation’s Consolidated Statement of Financial Position as of February 29, 2016. No prior periods were retrospectively adjusted.

As of August 26, 2016, the Corporation had unrecognized tax benefits of $17.1 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $15.4 million. It is reasonably possible that the Corporation’s unrecognized tax positions as of August 26, 2016 could decrease $1.4 million during the next twelve months due to the expiration of the statute of limitations.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the six months ended August 26, 2016, the Corporation recognized a net expense of $0.2 million for interest and penalties on unrecognized tax benefits and refundable income taxes. As of August 26, 2016, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $1.8 million.

With few exceptions, the Corporation is subject to examination in the U.S. and various state and local jurisdictions for tax years 2010 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2011 to the present.

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

The Corporation is leasing a portion of the Crocker Park Site to H L & L, which is constructing the new world headquarters building on the Crocker Park Site, and beginning in the third quarter of fiscal 2017 will lease the new world headquarters building back to the Corporation. In addition, to accommodate additional office needs, H L & L is constructing an additional approximately 60,000 square foot building (“Tech West” and, together with the world headquarters building, the “Creative Studios Buildings”) adjacent to the world headquarters building and a surface parking lot (“Surface Lot”) on land that it is leasing from the Corporation. The Corporation has also entered into an operating lease to lease the Tech West building and Surface Lot from H L & L, also beginning in the third quarter of fiscal 2017. The initial lease terms are fifteen years and the annual rent is expected to be approximately $10.6 million. See Note 11 for further information.

Although the majority of the costs to construct the new world headquarters was financed through H L & L, due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project may have been higher than expected and the Corporation may have had to dedicate additional funds to the project, including providing additional funds to H L & L. As a result, effective as of December 1, 2014, the Corporation entered into a loan agreement with H L & L under which the Corporation may from time to time make revolving loans to H L & L. Loans made to H L & L under this agreement may only be used to fund construction costs associated with the world headquarters project and the maximum principal and market-rate interest that may be outstanding as of any given time under this loan agreement may not exceed $9.0 million. There were no amounts outstanding under this loan agreement as of August 26, 2016, February 29, 2016 and August 28, 2015.

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

The Corporation paid cash dividends in the aggregate amount of $13.9 million to Century Intermediate Holding Company (“Parent”), its parent and sole shareholder during the six months ended August 26, 2016, for the sole purpose of paying interest on the $285.0 million aggregate principal amount 9.750%/10.500% Senior PIK Toggle Notes due 2019, (the “PIK” notes) which were issued by Century Intermediate Holding Company 2, an indirect parent of the Corporation.

The Corporation, Parent and certain of their subsidiaries and affiliates, file a consolidated U.S. federal income tax return. The Corporation pays all taxes on behalf of the group included in this consolidated federal income tax return. Pursuant to this tax sharing arrangement, there was $0.3 million due from affiliates at August 26, 2016 and February 29, 2016 and no amounts due to or due from affiliates as of August 28, 2015.

Note 18 – Business Segment Information

The Corporation operates in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and Non-reportable. The North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products segment primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. At August 26, 2016, the Retail Operations segment operated 393 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Corporation’s Non-reportable operating segment primarily includes licensing activities.

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Total Revenue:
North American Social Expression Products	$270,769	$285,556	$593,229	$621,160
International Social Expression Products	48,296	65,858	98,882	128,026
Intersegment items	(11,753)	(11,286)	(25,334)	(21,599)

Net	36,543	54,572	73,548	106,427
Retail Operations	55,149	65,503	120,561	137,311
AG Interactive	13,112	13,736	26,043	27,166
Non-reportable	1,440	1,661	2,940	2,407

	$377,013	$421,028	$816,321	$894,471

	Three Months Ended		Six Months Ended
(In thousands)	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Segment Earnings (Loss) Before Tax:
North American Social Expression Products	$37,627	$46,209	$97,772	$119,336
International Social Expression Products	(1,394)	(49)	(2,505)	(5,059)
Intersegment items	148	879	(526)	1,630

Net	(1,246)	830	(3,031)	(3,429)
Retail Operations	(10,693)	(12,615)	(18,155)	(20,758)
AG Interactive	3,926	5,276	8,134	10,147
Non-reportable	(438)	(934)	(374)	59,413
Unallocated
Interest expense	(5,940)	(6,486)	(11,537)	(14,599)
401(k) match and profit-sharing expense	(3,425)	(3,020)	(8,486)	(5,931)
Corporate overhead expense	(4,537)	1,738	(9,801)	(1,848)

	(13,902)	(7,768)	(29,824)	(22,378)

	$15,274	$30,998	$54,522	$142,331

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs. For the three and six month periods ended August 26, 2016, this includes income recognized from state tax credits of $1.1 million and $2.1 million, respectively, as compared to $6.5 million for both the three and six month periods ended August 28, 2015. See Note 6 for further information.

For the six months ended August 28, 2015, Non-reportable segment earnings included a gain of $61.6 million from the sale of Strawberry Shortcake. See Note 4 for further information.

Termination Benefits

Termination benefits are primarily considered part of an ongoing benefit arrangement, accounted for in accordance with ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” and are recorded when payment of the benefits is probable and can be reasonably estimated.

The balance of the severance accrual was $2.6 million, $3.5 million and $2.1 million at August 26, 2016, February 29, 2016 and August 28, 2015, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

Overview

Second Quarter Results of Operations

Total revenue for the current year second quarter was $377.0 million, a decrease of $44.0 million, or 10.5%, compared to the prior year period. This decrease was primarily the result of decreased sales of greeting cards, gift packaging and party goods, as well as an unfavorable foreign currency translation impact of approximately $13 million. Excluding the impact of foreign currency translation, the lower revenue was primarily within the North American Social Expression Products and International Social Expression Products segments.

Second quarter operating income was $21.7 million, a decrease of $15.7 million compared to the same period in the prior year. The current and prior year quarters include income of $1.1 million and $6.5 million, respectively, from tax credits received from the State of Ohio to maintain our world headquarters in Ohio. Net of the year-over-year impact of the tax credits, the remaining earnings decrease was primarily within our North American Social Expression Products segment driven by lower sales.

Results of Operations

Three months ended August 26, 2016 and August 28, 2015

Net income was $10.3 million in the second quarter compared to $24.5 million in the prior year period.

Our results for the three months ended August 26, 2016 and August 28, 2015 are summarized below:

(Dollars in thousands)	2016	% Total Revenue	2015	% Total Revenue
Net sales	$374,748	99.4%	$418,611	99.4%
Other revenue	2,265	0.6%	2,417	0.6%

Total revenue	377,013	100.0%	421,028	100.0%
Material, labor and other production costs	159,214	42.2%	177,985	42.3%
Selling, distribution and marketing expenses	142,061	37.7%	153,641	36.5%
Administrative and general expenses	55,797	14.8%	59,365	14.1%
Other operating income – net	(1,741)	(0.4%)	(7,309)	(1.7%)

Operating income	21,682	5.7%	37,346	8.8%
Interest expense	5,940	1.6%	6,486	1.5%
Interest income	(230)	(0.1%)	(84)	(0.0%)
Other non-operating expense (income) – net	698	0.2%	(54)	(0.0%)

Income before income tax expense	15,274	4.0%	30,998	7.3%
Income tax expense	4,970	1.3%	6,518	1.5%

Net income	$10,304	2.7%	$24,480	5.8%

For the three months ended August 26, 2016, consolidated net sales were $374.7 million, down from $418.6 million in the prior year second quarter. This 10.5%, or $43.9 million, decrease was driven by lower sales of greeting cards of approximately $23 million, the unfavorable impact of foreign currency translation of approximately $13 million, and lower sales of gift packaging and party goods of approximately $9 million. The current year quarter includes a nominal impact related to scan-based trading (“SBT”) implementations, which is favorable to the prior year quarter by approximately $1.5 million.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations and the impact of foreign currency translation, for the three months ended August 26, 2016 and August 28, 2015 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2016	2015	2016	2015	2016	2015
Unit volume	(7.2%)	(1.1%)	(10.5%)	10.9%	(7.7%)	1.2%
Selling prices	2.6%	2.0%	4.2%	(1.1%)	2.9%	1.4%
Overall increase / (decrease)	(4.8%)	0.9%	(6.7%)	9.6%	(5.1%)	2.6%

During the second quarter, combined everyday and seasonal greeting card sales less returns decreased 5.1% compared to the prior year quarter, including a decrease in unit volume of 7.7%, partially offset by an increase in selling prices of 2.9%. The overall decrease was driven by decreased unit volumes in both everyday and seasonal greeting cards in our North American Social Expression Products and International Social Expressions Products segments, partially offset by an increase in selling prices in both the everyday and seasonal greeting cards in our International Social Expressions Products segment.

Everyday card sales less returns during the three months ended August 26, 2016 decreased 4.8% compared to the prior year quarter primarily due to decreased unit volume experienced in the International Social Expression Products segment that was partially offset by selling price increases. The lower unit volume in the International Social Expression Products segment was primarily the continuation of the reduced distribution to a significant customer.

Seasonal card sales less returns decreased 6.7% during the second quarter, including a 10.5% decrease in unit volume, offset by an increase in selling price of 4.2%. Due to the fact that the second quarter has the fewest holidays, the impact of changes in selling price and unit volume appear large on a percentage basis, compared to other quarters. The decrease in unit volume was primarily driven by the Father’s Day program in our International Social Expression Products segment, primarily due to the continuation of the reduced distribution to a significant customer, as well as the Father’s Day and Fall programs in our North American Social Expression Products segment. The selling price increase was primarily driven by the Father’s Day program in our International Social Expression Products segment and the Fall program in our North American Social Expression Products segment.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended August 26, 2016 were $159.2 million, compared to $178.0 million in the prior year three months. As a percentage of total revenue, these costs were 42.2% in the current period compared to 42.3% for the three months ended August 28, 2015. The $18.8 million decrease was primarily due to the impact of lower sales volume and favorable product mix in the wholesale card business of approximately $12 million, the favorable impact of foreign currency translation of approximately $7 million and favorable production expenses of approximately $5 million. Partially offsetting these decreases were higher scrap expenses of approximately $3 million and higher product content costs of approximately $2 million.

Selling, distribution and marketing (“SDM”) expenses for the three months ended August 26, 2016 were $142.1 million, decreasing $11.5 million from $153.6 million in the prior year second quarter. As a percentage of total revenue, these costs were 37.7% in the current period compared to 36.5% for the prior year period. The dollar decrease in the current year second quarter was driven by the favorable impact of foreign currency translation of approximately $7 million, lower expenses in our Retail Operations segment of approximately $3 million, and other cost savings of approximately $1 million.

Administrative and general expenses were $55.8 million for the three months ended August 26, 2016, a decrease of $3.6 million from $59.4 million for the three months ended August 28, 2015. This decrease was driven primarily by lower technology costs, predominantly related to our information technology systems refresh project of approximately $2 million, and the favorable impact of foreign currency translation of approximately $1 million.

Other operating income – net was $1.7 million for the three months ended August 26, 2016 compared to $7.3 million for the prior year second quarter. The current year period includes income of $1.1 million compared to $6.5 million in the prior year period, from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in Ohio.

The effective tax rate was 32.5% and 21.0% for the three months ended August 26, 2016 and August 28, 2015, respectively. The lower than statutory rate for the current period is primarily related to the domestic production activities deduction, tax treatment of corporate-owned life insurance and lower tax rates in foreign jurisdictions, partially offset by state income tax rates on U.S. income, net of federal benefit. The lower than statutory rate in the prior period was primarily related to the release of a $4.3 million unrecognized tax benefit due to the issuance of regulations that clarified the law and the expiration of a statute of limitations, as well as the impact of lower tax rates in foreign jurisdictions, domestic production activities deduction and the tax treatment of corporate-owned life insurance.

Results of Operations

Six months ended August 26, 2016 and August 28, 2015

Net income was $36.8 million in the six months ended August 26, 2016 compared to $97.2 million in the prior year six months.

Our results for the six months ended August 26, 2016 and August 28, 2015 are summarized below:

(Dollars in thousands)	2016	% Total Revenue	2015	% Total Revenue
Net sales	$811,935	99.5%	$890,503	99.6%
Other revenue	4,386	0.5%	3,968	0.4%

Total revenue	816,321	100.0%	894,471	100.0%
Material, labor and other production costs	338,114	41.4%	373,459	41.8%
Selling, distribution and marketing expenses	295,589	36.2%	317,400	35.5%
Administrative and general expenses	119,815	14.7%	117,586	13.1%
Other operating income – net	(3,631)	(0.5%)	(69,729)	(7.8%)

Operating income	66,434	8.2%	155,755	17.4%
Interest expense	11,537	1.4%	14,599	1.6%
Interest income	(335)	(0.0%)	(183)	(0.0%)
Other non-operating expense (income) – net	710	0.1%	(992)	(0.1%)

Income before income tax expense	54,522	6.7%	142,331	15.9%
Income tax expense	17,748	2.2%	45,087	5.0%

Net income	$36,774	4.5%	$97,244	10.9%

For the six months ended August 26, 2016, consolidated net sales were $811.9 million, down from $890.5 million in the prior year six months. This 8.8%, or $78.6 million, decrease was driven by lower sales of greeting cards of approximately $47 million, the unfavorable impact of foreign currency translation of approximately $20 million, lower sales of our gift packaging and party goods of approximately $11 million, and decreased sales of other ancillary products of approximately $2 million. These decreases were partially offset by the favorable impact of fewer SBT implementations of approximately $1 million. The impact of SBT implementations in the current year six months was a charge of approximately $1 million.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations and the impact of foreign currency translation, for the six months ended August 26, 2016 and August 28, 2015 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2016	2015	2016	2015	2016	2015
Unit volume	(7.4%)	(1.2%)	(7.6%)	(0.7%)	(7.5%)	(1.0%)
Selling prices	2.4%	2.0%	3.0%	0.3%	2.6%	1.5%
Overall increase / (decrease)	(5.2%)	0.8%	(4.9%)	(0.3%)	(5.1%)	0.5%

During the six months ended August 26, 2016, combined everyday and seasonal greeting card sales less returns decreased 5.1% compared to the prior year six months. The overall decrease was primarily driven by decreased unit volume, partially offset with increased selling prices from our everyday and seasonal greeting cards in our International Social Expression Products segment.

Everyday card sales less returns are down 5.2% compared to the prior year six months, as a result of decreased unit volume of 7.4%, partially offset by an increase in selling prices of 2.4%. The unit volume decrease is primarily due to the continuation of the reduced distribution to a significant customer in our International Social Expression Products segment, as well as lower sales within our North American Social Expression Products segment. The increase in selling prices was driven by our International Social Expression Products segment.

Seasonal card sales less returns decreased 4.9%, with a unit volume decline of 7.6%, offset by a selling price increase of 3.0%. The decrease in unit volume was attributable to our Easter, Mother’s Day, and Father’s Day programs in our International Social Expression Products segment, primarily due to the continuation of the reduced distribution to a significant customer, as well as the Easter and Father’s Day programs in our North American Social Expression Products segment. The increase in selling prices was driven by our Mother’s Day and Easter programs in our International Social Expression Products segment, and our Father’s Day program in both our North American Social Expression Products and International Social Expression Products segments, partially offset by a decrease in our Easter program in our North American Social Expression Products segment.

Expense Overview

MLOPC for the six months ended August 26, 2016 were $338.1 million, a decrease of $35.4 million from $373.5 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 41.4% in the current period compared to 41.8% for the six months ended August 28, 2015. The $35.4 million dollar decrease was primarily due to the impact of lower sales volume and favorable product mix in the wholesale card business of approximately $20 million, the favorable impact of foreign currency translation of approximately $9 million, favorable production expenses of approximately $9 million, and the favorable impact of lower sales in the Retail Operations segment of approximately $1 million. Partially offsetting these decreases were higher product content costs of approximately $3 million and unfavorable scrap expense of approximately $1 million.

SDM expenses for the six months ended August 26, 2016 were $295.6 million, decreasing $21.8 million from $317.4 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 36.2% in the current period compared to 35.5% for the prior year period. The decrease was primarily driven by the favorable impact of foreign currency translation of approximately $11 million, lower expenses in the Retail Operations segment of approximately $4 million, decreased marketing and advertising costs of approximately $4 million, and lower supply chain costs of approximately $3 million.

Administrative and general expenses were $119.8 million for the six months ended August 26, 2016, an increase of $2.2 million from $117.6 million in the prior year period. The increase was driven primarily by higher technology costs, predominantly related to our information technology systems refresh project of approximately $2 million and higher combined 401(k) match and profit-sharing expense of approximately $2 million, offset by the favorable impact of foreign currency translation of approximately $2 million. See “Segment Information – Unallocated Items” in this Quarterly Report on Form 10-Q for more information related to our combined
401(k) match and profit-sharing expense.

Other operating income – net was $3.6 million for the six months ended August 26, 2016 compared to $69.7 million for the prior year six month period. The current year six month period includes $2.1 million compared to $6.5 million in the prior year period, from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in Ohio. Additionally, the prior year includes the net gain on the sale of Strawberry Shortcake of $61.6 million.

The effective tax rate was 32.6% and 31.7% for the six months ended August 26, 2016 and August 28, 2015, respectively. The lower than U.S. statutory rate for the six month period ended August 26, 2016 is primarily related to the domestic production activities deduction, tax treatment of corporate-owned life insurance and lower tax rates in foreign jurisdictions, partially offset by state income tax rates on U.S. income, net of federal benefit. The lower than statutory rate in the prior period was primarily related to the release of a $4.3 million unrecognized tax benefit due to the issuance of regulations that clarified the law and the expiration of a statute of limitations, as well as the impact of lower tax rates in foreign jurisdictions, domestic production activities deduction and the tax treatment of corporate-owned life insurance.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products segment primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. As permitted under ASC Topic 280, “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, sourcing processes, types of customers and distribution methods. At August 26, 2016 we operated 393 card and gift retail stores in the United Kingdom (“UK”) through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Non-reportable segment primarily includes licensing activities.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 18, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	26, 2016	28, 2015		26, 2016	28, 2015
Total revenue	$270,769	$285,556	(5.2%)	$593,229	$621,160	(4.5%)
Segment earnings	37,627	46,209	(18.6%)	97,772	119,336	(18.1%)

Total revenue of our North American Social Expression Products segment decreased $14.8 million for the three months ended August 26, 2016 and decreased $27.9 million for the six months ended August 26, 2016 compared to the prior year periods. The decrease during the current quarter was primarily driven by lower sales of gift packaging and party goods of approximately $9 million, greeting cards of approximately $6 million, and other ancillary products of approximately $1 million, partially offset by the favorable impact of fewer SBT implementations of approximately $1.5 million. The decrease in total revenue for the six months ended August 26, 2016 was primarily attributable to sales declines of greetings cards of approximately $16 million, gift packaging and party goods of approximately $10 million, other ancillary products of approximately $2 million, and the unfavorable impact of foreign currency translation of approximately $1 million. These decreases were partially offset by the favorable impact of fewer SBT implementations of approximately $1 million.

Segment earnings decreased $8.6 million in the current quarter compared to the three months ended August 28, 2015. The decline was driven primarily by the impact of lower revenues, higher costs in our supply chain of approximately $1 million, partially offset by lower technology costs of approximately $2 million.

Segment earnings decreased $21.6 million in the six month period ended August 26, 2016 compared to the prior year period. This decrease was driven primarily by the impact of lower revenues, higher technology costs of approximately $2 million and higher business taxes of approximately $1 million. These decreases were offset by lower costs in our supply chain of approximately $1 million and other general cost savings of approximately $1 million.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	26, 2016	28, 2015		26, 2016	28, 2015
Total revenue	$36,543	$54,572	(33.0%)	$73,548	$106,427	(30.9%)
Segment (loss) earnings	(1,246)	830	(250.1%)	(3,031)	(3,429)	11.6%

Total revenue of our International Social Expression Products segment decreased $18.0 million for the three month period ended August 26, 2016 compared to the prior year period. The decrease was primarily due to lower sales of greeting cards of approximately $14 million and the unfavorable impact of foreign currency translation of approximately $4 million. Total revenue of our International Social Expression Products segment decreased $32.9 million for the six month period ended August 26, 2016 compared to the prior year period. The decrease was primarily due to lower sales of greeting cards of approximately $27 million and the unfavorable impact of foreign currency translation of approximately $6 million. The lower sales of greetings cards in both the three and six month periods ended August 26, 2016 are, as expected, primarily the result of the continuation of the reduced distribution to a significant customer.

Segment earnings decreased $2.1 million in the three months ended August 26, 2016 compared to the same period in the prior year. The decrease is driven primarily by the impact on earnings from lower sales, offset by favorable supply chain costs of approximately $2 million and cost savings initiatives undertaken to offset the impact of lower sales of approximately $1 million.

Segment loss decreased $0.4 million in the six months ended August 26, 2016, compared to the six months ended August 28, 2015. The decrease in segment loss was primarily driven by favorable supply chain costs of approximately $6 million, lower production expenses of approximately $4 million, favorable scrap expense of approximately $2 million, and cost savings initiatives undertaken to offset the impact of lower sales of approximately $2 million, offset by the margin impact of lower sales of approximately $14 million.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	26, 2016	28, 2015		26, 2016	28, 2015
Total revenue	$55,149	$65,503	(15.8%)	$120,561	$137,311	(12.2%)
Segment loss	(10,693)	(12,615)	15.2%	(18,155)	(20,758)	12.5%

Total revenue of our Retail Operations segment decreased $10.4 million and $16.8 million for the three and six months ended August 26, 2016, respectively, compared to the prior year periods. The decreases were driven by the unfavorable impact of foreign currency translation of approximately $9 million and $12 million for the three and six month periods, respectively, as well as lower sales of greeting cards in both the three and six month periods. During the three and six month periods ended August 26, 2016, net sales at stores open one year or more were down approximately 0.1% and 0.6%, respectively, compared to the same periods in the prior year.

Segment loss decreased $1.9 million and $2.6 million in the three and six month periods ended August 26, 2016 compared to the prior year periods, respectively. The improved earnings in both the three and six months ended August 26, 2016 were primarily driven by lower retail store operating expenses and the favorable impact of foreign currency translation on the loss, partially offset by lower margins resulting from the decrease in revenue.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	26, 2016	28, 2015		26, 2016	28, 2015
Total revenue	$13,112	$13,736	(4.5%)	$26,043	$27,166	(4.1%)
Segment earnings	3,926	5,276	(25.6%)	8,134	10,147	(19.8%)

Total revenue of our AG Interactive segment decreased $0.6 million and $1.1 million for the three and six months ended August 26, 2016, respectively, compared to the prior year periods. The decrease in revenue for the three months ended August 26, 2016 compared to the same period in the prior year was driven by the unfavorable impact of foreign currency translation. The decrease in revenue for the six months ended August 26, 2016 compared to the same period in the prior year was driven primarily by lower subscription revenue as well as the unfavorable impact of foreign currency translation. At the end of the second quarter of 2017, AG Interactive had approximately 3.3 million online paid subscriptions compared to 3.4 million at the end of the same period in the prior year.

Segment earnings decreased $1.4 million and $2.0 million for the three and six months ended August 26, 2016 primarily due to the impact of lower revenue and higher operating expenses.

Non-reportable Segment

(Dollars in thousands)	Three Months Ended August		% Change	Six Months Ended August		% Change
	26, 2016	28, 2015		26, 2016	28, 2015
Total revenue	$1,440	$1,661	(13.3%)	$2,940	$2,407	22.1%
Segment (loss) earnings	(438)	(934)	53.1%	(374)	59,413	(100.6%)

Total revenue of our Non-reportable segment decreased $0.2 million for the three months ended August 26, 2016 and increased $0.5 million for the six months ended August 26, 2016, compared to the prior year periods.

Segment loss decreased $0.5 million for the three months ended August 26, 2016 compared to the same period in the prior year due to lower film production costs. Segment earnings decreased $59.8 million for the six months ended August 26, 2016 compared to the prior year period, which was primarily due to the net gain of $61.6 million recorded in connection with the 2016 sale of Strawberry Shortcake, partially offset by lower film production costs in the current year.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt, domestic 401(k) match and profit-sharing expense, as well as costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended August		Six Months Ended August
(Dollars in thousands)	26, 2016	28, 2015	26, 2016	28, 2015
Interest expense	$(5,940)	$(6,486)	$(11,537)	$(14,599)
401(k) match and profit-sharing expense	(3,425)	(3,020)	(8,486)	(5,931)
Corporate overhead expense	(4,537)	1,738	(9,801)	(1,848)

Total Unallocated	$(13,902)	$(7,768)	$(29,824)	$(22,378)

Interest expense is lower by $0.5 million in the three month period ended August 26, 2016 compared to the same period in the prior year primarily due to the interest capitalized in conjunction with our systems refresh project. Interest expense is lower by $3.1 million in the six month period ended August 26, 2016 compared to the same period in the prior year primarily due to the prior year write-off of debt issuance costs of $1.9 million due to our voluntary prepayment of our Term Loan facility, and the continued interest capitalized in conjunction with our systems refresh project of $1.1 million.

As reported in our Annual Report on Form 10-K for the year ended February 29, 2016, prior to January 1, 2016, we sponsored a discretionary profit-sharing plan with a contributory 401(k) provision covering most of its United States employees. Under this arrangement, we made separate discretionary profit-sharing and 401(k) matching contributions annually, after fiscal year-end, depending on our financial results.

Effective January 1, 2016, the existing profit-sharing and 401(k) retirement savings plan was replaced with a safe harbor 401(k) arrangement. Pursuant to the new arrangement, the matching contributions became non-discretionary, were increased, and are now made throughout the year, rather than on an annual basis. The increased matching contributions effectively replace our discretionary profit-sharing contributions, which were discontinued for fiscal years ending after February 29, 2016. We expect that the current year quarterly expense will vary from the prior year expense pattern and the full year 2017 expense to be slightly higher than the combined profit-sharing and match components of the profit-sharing and 401(k) retirement savings plan in effect during the prior year.

“Corporate overhead expense” for the three and six month periods ended August 26, 2016, includes income of $1.1 million and $2.1 million, respectively, from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in the state of Ohio. The three and six month periods in the prior year included $6.5 million related to these incentives.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of August 28, 2015, has been included.

Operating Activities

Operating activities used $32.0 million of cash during the six months ended August 26, 2016, compared to using $65.5 million in the prior year period.

Accounts receivable provided $17.9 million of cash during the six months ended August 26, 2016, compared to a use of $3.4 million of cash during the prior year period. The year-over-year increase in cash flow of approximately $21.3 million occurred mainly within our North American Social Expression Products segment primarily due to lower sales and the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period in both our North American Social Expression Products and International Social Expression Products segments.

Inventory used $65.5 million of cash during the six months ended August 26, 2016, compared to $49.9 million in the prior year six months. Historically, the first half of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the fall and winter seasonal holidays.

Deferred costs - net generally represents payments under agreements with retailers net of the related amortization of those payments. During the six months ended August 26, 2016, amortization exceeded payments by $17.5 million. During the six months ended August 28, 2015, amortization exceeded payments by $19.4 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $83.5 million of cash during the six months ended August 26, 2016, compared to using $91.7 million in the prior year period. The year-over-year change in cash usage was attributable to an increase in accounts payable payments due to normal year-over-year timing of business transactions.

Investing Activities

Investing activities used $45.2 million of cash during the six months ended August 26, 2016, compared to a source of $91.4 million in the prior year period. The current year includes primarily capital expenditures of $46.0 million. The prior year included capital expenditures of $31.7 million, and cash payments of $2.8 million and $3.2 million for acquired character property rights and the final working capital adjustments made in connection with the sale of AGI In-Store, respectively. These cash uses were offset by proceeds of $105.0 received from the sale of Strawberry Shortcake and proceeds of $24.1 million received from the surrender of certain corporate-owned life insurance policies.

Financing Activities

Financing activities provided $1.1 million of cash during the current year six months, compared to a use of $34.0 million in the prior year six month period. The current year source of cash was driven by additional borrowings, net of repayments, under our revolving credit facility of $15.0 million, partially offset by a cash dividend payment of $13.9 million. The prior year use of cash was primarily driven by a voluntary prepayment made on our term loan of $65.0 million and cash dividend payments of $20.7 million, partially offset by additional borrowings, net of repayments, under our revolving credit facility of $51.7 million.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $485 million at August 26, 2016, which included $185 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which, $259.1 million, in the aggregate, was unused as of August 26, 2016. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At August 26, 2016, we had $15 million of borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under our accounts receivable securitization facility. We had, in the aggregate, $25.9 million outstanding under letters of credit, which reduced the total credit availability thereunder as of August 26, 2016.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 29, 2016 for further information.

At August 26, 2016, we were in compliance with our financial covenants under the borrowing agreements described above.

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

Over the next several years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. During the six months ended August 26, 2016, we spent approximately $33 million, including capital of approximately $29 million and expense of approximately $4 million, on these information technology systems. Based on the current scope of the project, we presently expect to spend at least an additional $162 million on these information technology systems, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $162 million, or that we will achieve the anticipated efficiencies or any cost savings.

In May 2011, we announced plans to relocate our world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. After putting the project on hold pending the outcome of the going private transaction, we announced plans in October 2013 to resume the project and on March 26, 2014, we purchased the land on which the new world headquarters will be built (the “Crocker Park Site”). We are leasing a portion of the Crocker Park Site to H L & L Property Company (“H L & L”), an indirect affiliate of American Greetings, which is constructing the new world headquarters building on the Crocker Park Site and, beginning in the third quarter of our fiscal 2017, will sublease the new world headquarters building back to the Corporation. In addition, to accommodate additional office needs, H L & L is constructing an additional approximately 60,000 square foot building (“Tech West”) adjacent to the world headquarters building and a surface parking lot (“Surface Lot”) on land that it is leasing from the Corporation. The Corporation has also entered into an operating lease to lease the Tech West building and Surface Lot from H L & L, also beginning in third quarter of fiscal 2017. The initial lease terms are fifteen years and the annual rent is expected to be approximately $10.6 million. Further details of the relocation undertaking are provided in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and Note 17, “Related Party Information,” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

During the quarter ended August 26, 2016, we paid a cash dividend in the aggregate amount of $13.9 million to Century Intermediate Holding Company, our parent and sole shareholder, for the purpose of paying interest on the PIK Notes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The majority of inventory purchases within our UK wholesale operations are denominated in U.S. Dollars. Subsequent to the Brexit event, we estimate that a hypothetical 10% strengthening of the U.S. Dollar against the UK Pound Sterling, compared to the average exchange rate during the year ended February 29, 2016, would negatively impact fiscal 2017 operating income in the International Social Expression Products segment by approximately $5 million.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is described in Note 15 to the Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

31 (a)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended August 26, 2016, and August 28, 2015, (ii) Consolidated Statement of Comprehensive Income (Loss) for the quarters ended August 26, 2016, and August 28, 2015, (iii) Consolidated Statement of Financial Position at August 26, 2016, February 29, 2016 and August 28, 2015, (iv) Consolidated Statement of Cash Flows for the six months ended August 26, 2016 and August 28, 2015 and (v) Notes to the Consolidated Financial Statements for the quarter ended August 26, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and
Chief Accounting Officer *

October 7, 2016

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the Chief Accounting Officer of the Registrant.)