Form 10-Q
period 2016-11-25
AMERICAN GREETINGS CORP
filed 2017-01-06
CIK 5133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2016

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

All of the outstanding capital stock of the registrant is held by Century Intermediate Holding Company. As of January 6, 2017, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN GREETINGS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Net sales	$442,699	$480,700	$1,254,634	$1,371,203
Other revenue	3,193	3,331	7,579	7,299

Total revenue	445,892	484,031	1,262,213	1,378,502
Material, labor and other production costs	218,887	238,496	557,001	611,955
Selling, distribution and marketing expenses	154,496	169,001	450,085	486,401
Administrative and general expenses	57,470	59,443	177,285	177,029
Other operating income – net	(4,060)	(481)	(7,691)	(70,210)

Operating income	19,099	17,572	85,533	173,327
Interest expense	8,524	6,467	20,061	21,066
Interest income	(57)	(64)	(392)	(247)
Other non-operating expense – net	2,421	1,609	3,131	617

Income before income tax expense	8,211	9,560	62,733	151,891
Income tax expense	2,136	3,010	19,884	48,097

Net income	$6,075	$6,550	$42,849	$103,794

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Thousands of dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Net income	$6,075	$6,550	$42,849	$103,794
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,472)	(3,657)	(11,814)	(8,036)
Pension and postretirement benefit adjustments	423	73	653	794
Unrealized (loss) gain on equity securities	(1,991)	(8,839)	14,119	25,638

Other comprehensive (loss) income, net of tax	(8,040)	(12,423)	2,958	18,396

Comprehensive (loss) income	$(1,965)	$(5,873)	$45,807	$122,190

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Thousands of dollars except share and per share amounts)

	(Unaudited)	(Note 1)	(Unaudited)
	November 25, 2016	February 29, 2016	November 27, 2015
ASSETS
Current assets
Cash and cash equivalents	$6,760	$100,893	$20,414
Trade accounts receivable, net	167,010	94,392	186,433
Inventories	276,007	227,456	279,520
Deferred and refundable income taxes	6,724	8,056	46,077
Prepaid expenses and other	136,637	129,071	140,676

Total current assets	593,138	559,868	673,120
Other assets	485,972	473,100	503,729
Deferred and refundable income taxes	71,258	99,512	66,575
Property, plant and equipment – at cost	994,499	945,059	909,086
Less accumulated depreciation	487,549	477,349	473,291

Property, plant and equipment – net	506,950	467,710	435,795

	$1,657,318	$1,600,190	$1,679,219

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$111,226	$109,014	$114,042
Accrued liabilities	56,152	79,873	78,552
Accrued compensation and benefits	45,976	101,014	76,071
Income taxes payable	2,619	11,151	6,262
Deferred revenue	20,301	26,271	21,391
Other current liabilities	84,860	50,617	75,144

Total current liabilities	321,134	377,940	371,462
Long-term debt	460,514	403,058	494,406
Other liabilities	403,610	379,769	370,703
Deferred income taxes and noncurrent income taxes payable	10,853	10,129	11,856
Shareholder’s equity
Common shares – par value $.01 per share: 100 shares issued and outstanding	—	—	—
Capital in excess of par value	240,000	240,000	240,000
Accumulated other comprehensive loss	(16,700)	(19,658)	(6,007)
Retained earnings	237,907	208,952	196,799

Total shareholder’s equity	461,207	429,294	430,792

	$1,657,318	$1,600,190	$1,679,219

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	(Unaudited)
	Nine Months Ended
	November 25, 2016	November 27, 2015
OPERATING ACTIVITIES:
Net income	$42,849	$103,794
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sale of Strawberry Shortcake	—	(61,234)
Adjustment to gain on sale of AGI In-Store	—	1,073
Contract asset recovery	—	(853)
Net (gain) loss on disposal of fixed assets	(2,487)	108
Depreciation and intangible assets amortization	38,594	42,047
Provision for doubtful accounts	289	680
Deferred income taxes	29,313	9,736
Other non-cash charges	2,928	4,483
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(73,907)	(86,815)
Inventories	(58,325)	(34,275)
Other current assets	(5,082)	1,049
Net payable/receivable with related parties	8,980	8,289
Income taxes	(17,354)	(17,179)
Deferred costs – net	28,756	17,547
Accounts payable and other liabilities	(72,618)	(73,941)
Other – net	721	(4,469)

Total Cash Flows From Operating Activities	(77,343)	(89,960)
INVESTING ACTIVITIES:
Property, plant and equipment additions	(62,796)	(55,184)
Cash paid for acquired character property rights	—	(2,800)
Proceeds from sale of fixed assets	4,631	319
Adjustment to proceeds from sale of AGI In-Store	—	(3,200)
Proceeds from sale of Strawberry Shortcake	—	105,000
Proceeds from surrender of corporate-owned life insurance policies	—	24,068
Net (lending)/repayments on loans to related parties	(756)	(1,319)

Total Cash Flows From Investing Activities	(58,921)	66,884
FINANCING ACTIVITIES:
Proceeds from revolving line of credit	237,350	441,470
Repayments on revolving line of credit	(181,250)	(353,970)
Repayments on term loan	—	(65,000)
Repayments on financing lease obligation	(373)	—
Dividends to shareholder	(13,894)	(20,724)

Total Cash Flows From Financing Activities	41,833	1,776
EFFECT OF EXCHANGE RATE CHANGES ON CASH	298	(1,613)

DECREASE IN CASH AND CASH EQUIVALENTS	(94,133)	(22,913)
Cash and Cash Equivalents at Beginning of Year	100,893	43,327

Cash and Cash Equivalents at End of Period	$6,760	$20,414

See notes to consolidated financial statements (unaudited).

AMERICAN GREETINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended November 25, 2016 and November 27, 2015

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

The Corporation provides limited credit support to Schurman Fine Papers (“Schurman”) which is a VIE as defined in ASC 810. Schurman owns and operates specialty card and gift retail stores in the United States and Canada. The stores are primarily located in malls and strip shopping centers. This limited credit support is provided through the provision of a liquidity guaranty (“Liquidity Guaranty”) in favor of the lenders under Schurman’s senior revolving credit facility (the “Senior Credit Facility”). Pursuant to the terms of the Liquidity Guaranty, the Corporation has guaranteed the repayment of up to $10.0 million of Schurman’s borrowings under the Senior Credit Facility to help ensure that Schurman has sufficient borrowing availability under this facility. The Liquidity Guaranty is required to be backed by a letter of credit for the term of the Liquidity Guaranty, which expires in January 2019. The Corporation’s obligations under the Liquidity Guaranty generally may not be triggered unless Schurman’s lenders under its Senior Credit Facility have substantially completed the liquidation of the collateral under Schurman’s Senior Credit Facility, or 91 days after the liquidation is started, whichever is earlier, and will be limited to the deficiency, if any, between the amount owed and the amount collected in connection with the liquidation. There was no triggering event or liquidation of collateral as of November 25, 2016 requiring the use of the Liquidity Guaranty.

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

The Corporation’s maximum exposure to loss as it relates to Schurman as of November 25, 2016 includes:

•	Liquidity Guaranty of Schurman’s indebtedness of $10.0 million;

•	normal course of business trade and other receivables due from Schurman of $36.0 million, the balance of which fluctuates throughout the year due to the seasonal nature of the business; and

•	the retail store operating leases currently subleased to Schurman, the aggregate lease payments for the remaining life of which was $1.5 million as of November 25, 2016.

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

Note 4 – Acquisitions and Dispositions

Sale of Strawberry Shortcake

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in March 2015, the Corporation completed the sale of its Strawberry Shortcake property and related intangible assets and licensing agreements (“Strawberry Shortcake”) and received cash proceeds of $105.0 million, which are reflected in “Proceeds from sale of Strawberry Shortcake” within “Investing Activities” on the Consolidated Statement of Cash Flows for the nine months ended November 27, 2015. The Corporation also recognized a net gain of $61.2 million from the sale, which is included in “Other operating income – net” on the Consolidated Statement of Income for the nine months ended November 27, 2015.

Character Property Rights Acquisition

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in conjunction with and based on the proceeds resulting from the March 2015 sale of Strawberry Shortcake, the Corporation paid an additional $2.8 million for character property rights associated with Strawberry Shortcake, that were previously purchased from a third party during 2015. This payment is included in “Cash paid for acquired character property rights” within “Investing Activities” on the Consolidated Statement of Cash Flows for the nine months ended November 27, 2015.

Sale of AGI In-Store

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in March 2015, the Corporation finalized the working capital adjustments related to the 2015 sale of its wholly-owned display fixtures business, AGI In-Store, which resulted in a payment of $3.2 million to the buyer. This payment is included in “Adjustment to proceeds from sale of AGI In-Store” within “Investing Activities” on the Consolidated Statement of Cash Flows for the nine months ended November 27, 2015. In addition, in November 2015, the Corporation recorded an adjustment to the gain of $1.1 million for the repayment of proceeds related to certain non-saleable closing-date inventory that the buyer had the right to return to the Corporation after twelve months from the date of sale. This adjustment is included in “Other operating income – net” on the Consolidated Statement of Income for the three and nine month periods ended November 27, 2015.

Surrender of Certain Corporate-Owned Life Insurance Policies

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, in March 2015, in connection with the 2015 surrender of certain corporate-owned life insurance policies, the Corporation received proceeds of $24.1 million that are included in “Proceeds from surrender of corporate-owned life insurance policies” within “Investing Activities” on the Consolidated Statement of Cash Flows for the nine months ended November 27, 2015.

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

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Royalty revenue	$2,286	$2,956	$5,970	$6,060

Royalty expenses:
Material, labor and other production costs	$952	$801	$2,267	$2,976
Selling, distribution and marketing expenses	660	601	2,158	2,292
Administrative and general expenses	220	381	712	1,092

	$1,832	$1,783	$5,137	$6,360

Note 6 – Other Income and Expense

Other Operating Income – Net

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
State tax credits	$(1,050)	$(975)	$(3,150)	$(7,516)
(Gain) loss on asset disposal	(2,515)	41	(2,487)	108
Miscellaneous	(495)	(1,011)	(2,054)	(2,641)
Gain adjustment (gain) on sale of Strawberry Shortcake	—	391	—	(61,234)
Gain adjustment on sale of AGI In-Store	—	1,073	—	1,073

Other operating income – net	$(4,060)	$(481)	$(7,691)	$(70,210)

During the three and nine months ended November 25, 2016, the Corporation recognized income of $1.1 million and $3.2 million, respectively, from tax credits received from the State of Ohio under certain incentive programs made available to the Corporation in connection with its decision to maintain its world headquarters in Ohio. Tax credits of $1.0 million and $7.5 million were recognized in the three and nine months ended November 27, 2015, respectively.

In October 2016, the Corporation sold a warehouse facility located in the United Kingdom and recognized a gain on disposal of approximately $3 million. The cash proceeds received from the sale of approximately $3 million are included in “Proceeds from sale of fixed assets” on the Consolidated Statement of Cash Flows for the nine months ended November 25, 2016.

During the nine months ended November 27, 2015, the Corporation recognized a net gain of $61.2 million from the sale of Strawberry Shortcake, which included a first quarter gain of $61.7 million and an adjustment to the gain of $0.1 million and $0.4 million in the second and third quarters, respectively. See Note 4 for further information.

During the three and nine months ended November 27, 2015, the Corporation recorded a $1.1 million adjustment to reduce the gain recorded in 2015, in accordance with the contractual terms of the sale of AGI In-Store. See Note 4 for further information.

Other Non-Operating Expense – Net

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Foreign exchange loss	$2,639	$1,758	$3,641	$1,085
Rental income	(218)	(148)	(508)	(430)
Miscellaneous	—	(1)	(2)	(38)

Other non-operating expense – net	$2,421	$1,609	$3,131	$617

Note 7 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Pensions and Postretirement Benefits	Unrealized Investment Gain	Total
Balance at February 29, 2016	$(13,535)	$(26,628)	$20,505	$(19,658)
Other comprehensive (loss) income before reclassifications	(12,132)	(15)	14,119	1,972
Amounts reclassified from accumulated other comprehensive loss	318	668	—	986

Other comprehensive (loss) income, net of tax	(11,814)	653	14,119	2,958

Balance at November 25, 2016	$(25,349)	$(25,975)	$34,624	$(16,700)

The reclassifications out of accumulated other comprehensive loss are as follows:

(In thousands)	Nine Months Ended November 25, 2016
Pensions and Postretirement Benefits:
Amortization of pensions and postretirement benefits items
Actuarial losses, net	$(1,548)	(1)
Prior service credit, net	521	(1)

	(1,027)
Tax benefit	359	(2)

Total, net of tax	(668)
Foreign Currency Translation Adjustments:
Loss upon dissolution of business	(318)	(3)

Total reclassifications	$(986)

Classification on Consolidated Statement of Income:

(1)	Administrative and general expenses
(2)	Income tax expense
(3)	Other operating income – net

Note 8 – Customer Allowances and Discounts

Trade accounts receivable is reported net of certain allowances and discounts. The most significant of these are as follows:

(In thousands)	November 25, 2016	February 29, 2016	November 27, 2015
Allowance for seasonal sales returns	$25,790	$21,518	$25,760
Allowance for outdated products	13,107	8,372	9,246
Allowance for doubtful accounts	1,975	1,628	1,942
Allowance for marketing funds	24,560	26,371	25,739
Allowance for rebates	20,099	24,373	25,143

	$85,531	$82,262	$87,830

Certain customer allowances and discounts are settled in cash. These accounts, primarily rebates, which are classified as “Accrued liabilities” on the Consolidated Statement of Financial Position, totaled $10.9 million, $16.0 million and $16.6 million as of November 25, 2016, February 29, 2016 and November 27, 2015, respectively.

Note 9 – Inventories

(In thousands)	November 25, 2016	February 29, 2016	November 27, 2015
Raw materials	$11,554	$13,516	$13,743
Work in process	5,947	8,116	7,229
Finished products	331,281	277,480	331,188

	348,782	299,112	352,160
Less LIFO reserve	80,506	80,159	81,661

	268,276	218,953	270,499
Display materials and factory supplies	7,731	8,503	9,021

	$276,007	$227,456	$279,520

The valuation of inventory under the Last-In, First-Out (“LIFO”) method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected fiscal year-end inventory levels and costs, and are subject to final fiscal year-end LIFO inventory calculations.

Inventory held on location for retailers with scan-based trading arrangements, which is included in finished products, totaled $84.6 million, $63.5 million and $84.4 million as of November 25, 2016, February 29, 2016 and November 27, 2015, respectively.

Note 10 – Deferred Costs

Deferred costs and future payment commitments for retail supply agreements are included in the following financial statement captions:

(In thousands)	November 25, 2016	February 29, 2016	November 27, 2015
Prepaid expenses and other	$95,648	$92,639	$104,572
Other assets	373,809	378,223	395,086

Deferred cost assets	469,457	470,862	499,658
Other current liabilities	(71,392)	(47,142)	(60,593)
Other liabilities	(148,641)	(145,856)	(157,763)

Deferred cost liabilities	(220,033)	(192,998)	(218,356)

Net deferred costs	$249,424	$277,864	$281,302

The Corporation maintains an allowance for deferred costs related to supply agreements of $3.1 million, $3.6 million and $3.6 million at November 25, 2016, February 29, 2016 and November 27, 2015, respectively. This allowance is included in “Other assets” on the Consolidated Statement of Financial Position.

Note 11 – Other Liabilities

Included in the Consolidated Statement of Financial Position at November 25, 2016 is a lease obligation related to an operating lease with AG HQ Creative Studios, LLC (“AGHQCS”), a special purpose, wholly-owned subsidiary of H L & L Property Company (“H L & L”), an indirect affiliate of the Corporation, for the Creative Studios Buildings (as defined in Note 17) that now function as the Corporation’s new world headquarters. Due to, among other things, the Corporation’s involvement in the construction of the Creative Studios Buildings, the Corporation was required to be treated, for accounting purposes only, as the “deemed owner” of the Creative Studios Buildings during the construction period, in accordance with ASC 840-40 “Lessee Involvement in Asset Construction.” During the third quarter of 2017, construction was substantially completed. Upon completion, the Corporation did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities. Therefore, the operating lease is accounted for as a financing lease obligation, even though the Corporation does not own the asset and is not the obligor on the corresponding debt.

The lease payments made by the Corporation represent payments of principal and interest on the underlying lease obligation. The interest portion of the lease payment will be reflected as “Interest expense” on the Consolidated Statement of Income and the remaining portion of the lease payment is reflected on the Consolidated Statement of Financial Position as a reduction of the outstanding lease obligation. The interest portion and the principal portion of the lease payment are presented as cash outflows within “Operating Activities” and “Financing Activities,” respectively, on the Consolidated Statement of Cash Flows.

As of November 25, 2016 the carrying value of the Creative Studios Buildings totaled $113.3 million and was included in “Property, plant and equipment – net” on the Corporation’s Consolidated Statement of Financial Position. The corresponding lease obligation, included in “Accrued liabilities” and “Other liabilities” on the Corporation’s Statement of Financial Position, totaled $1.6 million and $112.1 million, respectively. At February 29, 2016 and November 27, 2015, prior to construction completion, the asset and corresponding liability were $94.7 million and $73.3 million, respectively. See Note 17 for further information.

Note 12 – Debt

Long-term debt and their related calendar year due dates as of November 25, 2016, February 29, 2016 and November 27, 2015, respectively, were as follows:

(In thousands)	November 25, 2016	February 29, 2016	November 27, 2015
Term loan, due 2019	$185,000	$185,000	$185,000
7.375% senior notes, due 2021	225,000	225,000	225,000
Revolving credit facility, due 2018	56,100	—	91,800
6.10% senior notes, due 2028	181	181	181
Unamortized financing fees	(5,767)	(7,123)	(7,575)

	$460,514	$403,058	$494,406

At November 25, 2016, the balances outstanding on the term loan facility and revolving credit facility each bear interest at a rate of approximately 3.0%. The revolving credit facility and accounts receivable facility provide the Corporation with funding of up to $250 million and $50 million, respectively. Outstanding letters of credit, which reduce the total credit available under the revolving credit and the accounts receivable facilities, totaled $25.9 million at November 25, 2016.

On July 27, 2016, the Corporation amended its accounts receivable facility. The amendment modified the accounts receivable facility to, among other things: (i) extend the scheduled termination date to July 27, 2018 and (ii) revise the bases upon which fees are assessed under this facility.

In March 2015 the Corporation made a voluntary prepayment of $65.0 million on the term loan facility, thereby eliminating all future quarterly installment payments prior to this facility’s August 9, 2019 maturity date. During the nine months ended November 27, 2015, the Corporation expensed an additional $1.8 million of unamortized financing fees, as a result of the prepayment.

The total fair value of the Corporation’s publicly traded debt, which was considered a Level 1 valuation as it was based on quoted market prices, was $227.9 million (at a carrying value of $225.2 million), $229.6 million (at a carrying value of $225.2 million) and $234.7 million (at a carrying value of $225.2 million) at November 25, 2016, February 29, 2016 and November 27, 2015, respectively.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt, similar to the presentation of debt discounts. The Corporation adopted ASU 2015-03 effective March 1, 2016, on a retrospective basis, and accordingly, debt issuance costs of $3.3 million and $3.4 million were reclassified from “Other assets” to “Long-term debt” on the Consolidated Statements of Financial Position at February 29, 2016 and November 27, 2015, respectively.

The total fair value of the Corporation’s non-publicly traded debt, which was considered a Level 2 valuation as it was based on comparable privately traded debt prices, was $241.1 million (at a principal carrying value of $241.1 million), $185.0 million (at a principal carrying value of $185.0 million), and $275.9 million (at a principal carrying value of $276.8 million) at November 25, 2016, February 29, 2016 and November 27, 2015, respectively.

At November 25, 2016, the Corporation was in compliance with the financial covenants under its borrowing agreements.

Note 13 – Retirement Benefits

The components of net periodic benefit cost for the Corporation’s defined benefit pension and postretirement benefits plans are as follows:

	Defined Benefit Pension Plans
	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Service cost	$203	$231	$608	$549
Interest cost	1,586	1,542	4,767	4,650
Expected return on plan assets	(1,510)	(1,622)	(4,538)	(4,949)
Amortization of prior service cost	1	1	3	3
Amortization of actuarial loss	886	861	2,663	2,555

	$1,166	$1,013	$3,503	$2,808

	Postretirement Benefits Plan
	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Service cost	$40	$1	$212	$251
Interest cost	527	471	1,582	1,521
Expected return on plan assets	(593)	(665)	(1,757)	(2,015)
Amortization of prior service credit	(175)	(174)	(524)	(524)
Amortization of actuarial gain	(381)	(676)	(1,115)	(1,276)

	$(582)	$(1,043)	$(1,602)	$(2,043)

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

Effective January 1, 2016, the existing profit-sharing and 401(k) retirement savings plan was replaced with a safe harbor 401(k) arrangement. Pursuant to the new arrangement, the matching contributions became non-discretionary, were increased, and are now made throughout the year, rather than on an annual basis. The increased matching contributions effectively replace the Corporation’s discretionary profit-sharing contributions, which were discontinued for fiscal years ending after February 29, 2016. The 401(k) matching contributions for the three and nine month periods ended November 25, 2016 were $3.4 million and $11.9 million, respectively, as compared to the combined expense attributable to the profit-sharing and 401(k) matching contributions for the three and nine month periods ended November 27, 2015 of $3.0 million and $8.9 million, respectively.

At November 25, 2016, February 29, 2016 and November 27, 2015, the liability for postretirement benefits other than pensions was $19.9 million, $17.8 million and $19.8 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position. At November 25, 2016, February 29, 2016 and November 27, 2015, the long-term liability for pension benefits was $77.4 million, $80.2 million and $76.9 million, respectively, and is included in “Other liabilities” on the Consolidated Statement of Financial Position.

Note 14 – Fair Value Measurements

Assets and liabilities measured at fair value are classified using the fair value hierarchy based upon the transparency of inputs as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon unobservable inputs that are significant to the fair value measurement.

The following table summarizes the financial assets and liabilities measured at fair value as of November 25, 2016:

(In thousands)	November 25, 2016	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,079	$10,834	$1,245	$—
Investment in equity securities	56,112	56,112	—	—

	$68,191	$66,946	$1,245	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,111	$10,834	$2,277	$—

The following table summarizes the assets and liabilities measured at fair value as of February 29, 2016:

(In thousands)	February 29, 2016	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$11,158	$9,936	$1,222	$—
Investment in equity securities	33,230	33,230	—	—

	$44,388	$43,166	$1,222	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$12,064	$9,936	$2,128	$—

The following table summarizes the assets and liabilities measured at fair value as of November 27, 2015:

(In thousands)	November 27, 2015	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Deferred compensation plan assets	$12,090	$10,814	$1,276	$—
Investment in equity securities	42,000	42,000	—	—

	$54,090	$52,814	$1,276	$—

Liabilities measured on a recurring basis:
Deferred compensation plan liabilities	$13,045	$10,814	$2,231	$—

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

Note 16 – Income Taxes

The Corporation’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Corporation’s quarterly effective tax rate is dependent on the level of income in the period and the amount of such discrete adjustments. The effective tax rate was 26.0% and 31.7% for the three and nine months ended November 25, 2016, respectively, and 31.5% and 31.7% for the three and nine months ended November 27, 2015, respectively. The lower than U.S. statutory rate for the three month and nine month periods ended November 25, 2016 is primarily related to the carryback of a foreign tax credit, the domestic production activities deduction, tax treatment of corporate-owned life insurance, and lower tax rates in foreign jurisdictions, partially offset by federal provision to return adjustments, and state income tax rates on U.S. income, net of federal benefit. The lower than U.S. statutory tax rate in the prior year three and nine month periods is primarily related to the release of a $4.3 million unrecognized tax benefit due to the issuance of regulations that clarified the law and the expiration of a statute of limitations, as well as the impact of lower tax rates in foreign jurisdictions, domestic production activities deduction, the tax treatment of corporate-owned life insurance, and federal provision to return items.

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, a previously nonmarketable investment established a readily determinable fair value as the result of the investment’s successfully completed initial public offering. Therefore, the Corporation began recording adjustments to mark-to-market the value of such investment. Consequently, a decrease in the Corporation’s deferred tax assets in the amount of $8.8 million and $16.4 million was recognized in other comprehensive income for the nine month periods ended November 25, 2016 and November 27, 2015, respectively.

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

As of November 25, 2016, the Corporation had unrecognized tax benefits of $16.1 million that, if recognized, would have a favorable effect on the Corporation’s income tax expense of $14.4 million. It is reasonably possible that the Corporation’s unrecognized tax positions as of November 25, 2016 could decrease $0.4 million during the next twelve months due to the expiration of the statute of limitations.

The Corporation recognizes interest and penalties accrued on unrecognized tax benefits and refundable income taxes as a component of income tax expense. During the nine months ended November 25, 2016, the Corporation recognized a de minimis net expense for interest and penalties on unrecognized tax benefits and refundable income taxes. As of November 25, 2016, the total amount of gross accrued interest and penalties related to unrecognized tax benefits less refundable income taxes was a net payable of $1.6 million.

With few exceptions, the Corporation is subject to examination in the U.S. and various state and local jurisdictions for tax years 2010 to the present. The Corporation is also subject to tax examination in various international tax jurisdictions including Canada, the United Kingdom, Australia, Italy, Mexico and New Zealand for tax years 2011 to the present.

Note 17 – Related Party Information

World Headquarters Relocation

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, the Corporation announced its plan to relocate its world headquarters to Westlake, Ohio. On March 26, 2014, the Corporation purchased 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) for $7.4 million, on which the new world headquarters would be built.

During construction, the Corporation leased a portion of the Crocker Park Site to H L & L on which H L & L constructed the Corporation’s new world headquarters, which consists of two buildings (“Creative Studios Buildings”). Upon completion of construction during the third quarter of 2017, H L & L refinanced the construction loan related to the Creative Studios Buildings. As part of this refinancing, it transferred the portion of the Creative Studios Buildings occupied by the Corporation to AGHQCS. In conjunction with this transfer, a lease agreement between H L & L and the Corporation, under which the Corporation is leasing one of the buildings, was assigned to AGHQCS. The Corporation and AGHQCS subsequently amended the assigned lease to include both of the buildings. The lease of the Creative Studios Buildings continues to have an initial lease term of 15 years and annual rent of approximately $10.6 million. See Note 11 for further information.

Although the majority of the costs to construct the Corporation’s new world headquarters were financed through H L & L, the costs associated with this project were at times higher than expected and consequently, the Corporation entered into a loan agreement with H L & L under which the Corporation was permitted to make revolving loans to H L & L for the sole purpose of funding construction costs associated with the world headquarters project. There was $0.8 million and $1.3 million outstanding under this loan agreement at November 25, 2016 and November 27, 2015, respectively, and no amounts outstanding as of February 29, 2016.

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

The Corporation paid cash dividends in the aggregate amount of $13.9 million to Century Intermediate Holding Company (“Parent”), its parent and sole shareholder during the nine months ended November 25, 2016, for the purpose of paying interest on the $285.0 million aggregate principal amount 9.750%/10.500% Senior PIK Toggle Notes due 2019, which were issued by Century Intermediate Holding Company 2, an indirect parent of the Corporation.

The Corporation, Parent and certain of their subsidiaries and affiliates, file a consolidated U.S. federal income tax return. The Corporation pays all taxes on behalf of the group included in this consolidated federal income tax return. Pursuant to this tax sharing arrangement, there was $9.3 million due to affiliates at November 25, 2016, $0.3 million due from affiliates at February 29, 2016 and $10.2 million due to affiliates as of November 27, 2015.

Note 18 – Business Segment Information

The Corporation operates in five business segments: North American Social Expression Products, International Social Expression Products, Retail Operations, AG Interactive and Non-reportable. The North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products segment primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. At November 25, 2016, the Retail Operations segment operated 393 card and gift retail stores in the United Kingdom. The stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. AG Interactive distributes social expression products, including electronic greetings and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Corporation’s Non-reportable operating segment primarily includes licensing activities.

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Total Revenue:
North American Social Expression Products	$338,017	$348,394	$931,246	$969,554
International Social Expression Products	68,271	83,906	167,153	211,932
Intersegment items	(26,192)	(27,490)	(51,526)	(49,089)

Net	42,079	56,416	115,627	162,843
Retail Operations	50,021	62,279	170,582	199,590
AG Interactive	13,812	14,420	39,855	41,586
Non-reportable segment	1,963	2,522	4,903	4,929

	$445,892	$484,031	$1,262,213	$1,378,502

	Three Months Ended		Nine Months Ended
(In thousands)	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Segment Earnings (Loss) Before Tax:
North American Social Expression Products	$30,129	$31,123	$127,901	$150,459
International Social Expression Products	6,529	1,765	4,024	(3,294)
Intersegment items	(5)	(3,012)	(531)	(1,382)

Net	6,524	(1,247)	3,493	(4,676)
Retail Operations	(13,340)	(11,641)	(31,495)	(32,399)
AG Interactive	4,504	5,198	12,638	15,345
Non-reportable segment	129	264	(245)	59,677
Unallocated
Interest expense	(8,524)	(6,467)	(20,061)	(21,066)
Profit-sharing and 401(k) match expense	(3,451)	(3,000)	(11,937)	(8,931)
Corporate overhead expense	(7,760)	(4,670)	(17,561)	(6,518)

	(19,735)	(14,137)	(49,559)	(36,515)

	$8,211	$9,560	$62,733	$151,891

“Corporate overhead expense” includes costs associated with corporate operations including, among other costs, senior management, corporate finance, legal, and insurance programs. For the three and nine month periods ended November 25, 2016, this includes income recognized from state tax credits of $1.1 million and $3.2 million, respectively, as compared to $1.0 million and $7.5 million for the three and nine month periods ended November 27, 2015. See Note 6 for further information.

Also included in “Corporate overhead expense” for both the three and nine month periods ended November 27, 2015, is a $1.1 million reduction of the net gain recognized on the 2015 sale of AGI In-Store. See Note 4 for further information.

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

The balance of the severance accrual was $2.8 million, $3.5 million and $3.1 million at November 25, 2016, February 29, 2016 and November 27, 2015, respectively. The payments expected within the next twelve months are included in “Accrued liabilities” while the remaining payments beyond the next twelve months are included in “Other liabilities” on the Consolidated Statement of Financial Position.

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

Overview

Third Quarter Results of Operations

Total revenue for the current year third quarter was $445.9 million, a decrease of $38.1 million or 7.9% compared to the prior year period. This decrease was the result of lower greeting card sales of approximately $18 million, of which about $7 million was expected due to the continuation of the reduced distribution to a significant customer in our International Social Expression Products segment. In addition, revenue includes the unfavorable impact of foreign currency translation of approximately $17 million.

Third quarter operating income was $19.1 million, an increase of $1.5 million compared to the same period in the prior year. The increase is driven by the results achieved in our International Social Expression Products segment due in part to a gain on building sale and positive results from the restructuring that occurred in the prior year, partially offset by the impact of lower revenues, as noted above. The other business segments experienced slightly lower operating income in the current year quarter compared to the prior year. In addition, corporate expenses related to the move to the new building were also higher in the current year quarter.

Results of Operations

Three months ended November 25, 2016 and November 27, 2015

Net income was $6.1 million in the third quarter compared to $6.6 million in the prior year period.

Our results for the three months ended November 25, 2016 and November 27, 2015 are summarized below:

(Dollars in thousands)	2016	% Total Revenue	2015	% Total Revenue
Net sales	$442,699	99.3%	$480,700	99.3%
Other revenue	3,193	0.7%	3,331	0.7%

Total revenue	445,892	100.0%	484,031	100.0%
Material, labor and other production costs	218,887	49.1%	238,496	49.3%
Selling, distribution and marketing expenses	154,496	34.6%	169,001	34.9%
Administrative and general expenses	57,470	12.9%	59,443	12.3%
Other operating income – net	(4,060)	(0.9%)	(481)	(0.1%)

Operating income	19,099	4.3%	17,572	3.6%
Interest expense	8,524	1.9%	6,467	1.3%
Interest income	(57)	(0.0%)	(64)	(0.0%)
Other non-operating expense – net	2,421	0.6%	1,609	0.3%

Income before income tax expense	8,211	1.8%	9,560	2.0%
Income tax expense	2,136	0.5%	3,010	0.6%

Net income	$6,075	1.3%	$6,550	1.4%

For the three months ended November 25, 2016, consolidated net sales were $442.7 million, down from $480.7 million in the prior year third quarter. This 7.9%, or $38.0 million, decrease was driven by lower sales of greetings cards of approximately $18 million, of which approximately $7 million were, as expected, the result of the continued reduced distribution to a significant customer in the International Social Expression Products segment, the unfavorable impact of foreign currency translation of approximately $17 million, and lower sales of gift packaging and party goods, and other ancillary products, of $2 million and $1 million, respectively. The current year impact of SBT implementations for the three months was a charge of $1.1 million.

Other revenue, primarily royalty revenue from our character properties, decreased $0.1 million in the three months ended November 25, 2016 compared to the same period in the prior year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the three months ended November 25, 2016 and November 27, 2015 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2016	2015	2016	2015	2016	2015
Unit volume	(3.7%)	(4.3%)	(7.1%)	(7.8%)	(4.4%)	(5.1%)
Selling prices	2.0%	1.5%	2.0%	4.8%	2.0%	2.2%
Overall increase / (decrease)	(1.7%)	(2.9%)	(5.3%)	(3.3%)	(2.5%)	(3.0%)

During the third quarter, combined everyday and seasonal greeting card sales less returns decreased 2.5% compared to the prior year quarter, including a decrease in unit volume of 4.4%, partially offset by an increase in selling prices of 2.0%. The overall decrease in unit volume was experienced in both everyday and seasonal greeting cards in both the North American Social Expression Products and International Social Expression Products segments, weighted more heavily toward the International Social Expression Products segment, which accounted for approximately two-thirds of the unit decrease. Likewise, the overall increase in selling price was experienced in both everyday and seasonal greeting cards in both the North American Social Expression Products and International Social Expression Products segments, again weighted more toward the International Social Expression Products segment.

Everyday card sales less returns for the third quarter decreased 1.7% due to a decrease in unit volume of 3.7%, partially offset by an increase in selling prices of 2.0%. The unit volume decline was primarily driven by the continuation of the reduced distribution to a significant customer in our International Social Expression Products segment, as well as lower sales within our North American Social Expression Products segment during the quarter. The increase in selling prices was driven primarily by our International Social Expression Products segment.

Seasonal card sales less returns decreased 5.3% during the third quarter, including a 7.1% decrease in unit volume and a 2.0% increase in selling price. The decrease in unit volume was driven by our Christmas and Fall programs in our North American Social Expression Products segment and by our Christmas program in our International Social Expression Products segment, primarily due to the continuation of the reduced distribution to a significant customer. The increase in selling price for the quarter was primarily driven by our Christmas program in both our North American Social Expression Products and International Social Expression Products segments.

Expense Overview

Material, labor and other production costs (“MLOPC”) for the three months ended November 25, 2016 were $218.9 million, compared to $238.5 million in the prior year three months. As a percentage of total revenue, these costs were 49.1% in the current period compared to 49.3% in the prior year period. The $19.6 million dollar decrease was primarily due to the favorable impact of foreign currency translation of approximately $7 million, lower sales volume and favorable product mix, and favorable production expenses, partially offset by higher product content costs, display material costs, and scrap expense in the current year third quarter.

Selling, distribution and marketing (“SDM”) expenses for three months ended November 25, 2016 were $154.5 million, decreasing $14.5 million from $169.0 million in the prior year third quarter. As a percentage of total revenue, these costs were 34.6% in the current period compared to 34.9% in the prior year period. The dollar decrease in the current year third quarter was driven by the favorable impact of foreign currency translation of approximately $9 million, lower supply chain costs of approximately $3 million, and decreased marketing spend of approximately $2 million and favorable store occupancy costs in our Retail Operations segment of approximately $1 million.

Administrative and general expenses were $57.5 million for the three months ended November 25, 2016, a decrease of $1.9 million from $59.4 million for the three months ended November 27, 2015. This decrease was driven predominantly by lower technology costs, primarily related to our information systems refresh project related expenses, of approximately $1 million and the favorable impact of foreign currency translation of approximately $1 million.

Other operating income – net was $4.1 million for the three months ended November 25, 2016 compared to $0.5 million for the quarter ended November 27, 2015. The current year included a gain on the sale of a building in our International Social Expression Products segment of approximately $3 million.

The effective tax rate was 26.0% and 31.5% for the three months ended November 25, 2016 and November 27, 2015, respectively. The lower than U.S. statutory rate for the current period is primarily related to the carryback of a foreign tax credit, the domestic production activities deduction, tax treatment of corporate-owned life insurance, and lower tax rates in foreign jurisdictions, partially offset by federal provision to return adjustments, and state income tax rates on U.S. income, net of federal benefit. The lower than statutory rate for the prior period is primarily related to provision to return adjustments, reduced by a change to the mix of estimated earnings between United States and foreign jurisdictions resulting in higher state taxes and a lower foreign statutory rate benefit and an increase in the valuation allowance against foreign tax credit carryforwards.

Results of Operations

Nine months ended November 25, 2016 and November 27, 2015

Net income was $42.8 million in the nine months ended November 25, 2016 compared to $103.8 million in the prior year nine months.

Our results for the nine months ended November 25, 2016 and November 27, 2015 are summarized below:

(Dollars in thousands)	2016	% Total Revenue	2015	% Total Revenue
Net sales	$1,254,634	99.4%	$1,371,203	99.5%
Other revenue	7,579	0.6%	7,299	0.5%

Total revenue	1,262,213	100.0%	1,378,502	100.0%
Material, labor and other production costs	557,001	44.1%	611,955	44.4%
Selling, distribution and marketing expenses	450,085	35.7%	486,401	35.3%
Administrative and general expenses	177,285	14.0%	177,029	12.8%
Other operating income – net	(7,691)	(0.6%)	(70,210)	(5.1%)

Operating income	85,533	6.8%	173,327	12.6%
Interest expense	20,061	1.6%	21,066	1.5%
Interest income	(392)	(0.0%)	(247)	(0.0%)
Other non-operating expense – net	3,131	0.2%	617	0.1%

Income before income tax expense	62,733	5.0%	151,891	11.0%
Income tax expense	19,884	1.6%	48,097	3.5%

Net income	$42,849	3.4%	$103,794	7.5%

For the nine months ended November 25, 2016, consolidated net sales were $1.25 billion, down from $1.37 billion in the prior year nine months. This 8.5%, or $116.6 million, decrease was driven by lower sales of greeting cards of approximately $65 million, of which approximately $33 million were, as expected, the result of the continued reduced distribution to a significant customer in the International Social Expression Products segment, the unfavorable impact of foreign currency translation of approximately $36 million, lower sales of gift packaging and party goods of approximately $13 million, and decreased sales of other ancillary products of approximately $3 million. The current year impact of SBT implementations for the nine months was a charge of $2.2 million.

Other revenue, primarily royalty revenue from our character properties, increased $0.3 million in the nine months ended November 25, 2016 compared to the same period in the prior year.

Wholesale Unit and Pricing Analysis for Greeting Cards

Unit and pricing comparatives (on a sales less returns basis), excluding intercompany eliminations, for the nine months ended November 25, 2016 and November 27, 2015 are summarized below:

	Increase (Decrease) From the Prior Year
	Everyday Cards		Seasonal Cards		Total Greeting Cards
	2016	2015	2016	2015	2016	2015
Unit volume	(6.2%)	(2.2%)	(7.5%)	(2.3%)	(6.6%)	(2.2%)
Selling prices	2.3%	1.8%	2.7%	1.3%	2.4%	1.7%
Overall increase / (decrease)	(4.1%)	(0.4%)	(5.0%)	(1.1%)	(4.3%)	(0.6%)

During the nine months ended November 25, 2016, combined everyday and seasonal greeting card sales less returns decreased 4.3% compared to the prior year, including a decrease in unit volume of 6.6%, partially offset by an increase in selling prices of 2.4%. The overall decrease in unit volume was experienced in both everyday and seasonal greeting cards in both the North American Social Expression Products and International Social Expression Products segments, weighted more heavily toward the International Social Expression Products segment, which accounted for approximately two-thirds of the unit decrease. Likewise, the overall increase in selling price was experienced in both everyday and seasonal greeting cards in both the North American Social Expression Products and International Social Expression Products segments, again weighted more toward the International Social Expression Products segment.

Everyday card sales less returns were down 4.1% compared to the prior year nine months, as a result of a 6.2% decrease in unit volume, partially offset by an increase in selling prices of 2.3%. The unit volume decline was primarily driven by the continuation of the reduced distribution to a significant customer in our International Social Expression Products segment, as well as lower sales within our North American Social Expression Products segment during the period. The increase in selling prices was driven primarily by our International Social Expression Products segment.

Seasonal card sales less returns decreased 5.0%, with a unit volume decline of 7.5% partially offset by selling price increases of 2.7%. The decrease in unit volume was primarily attributable to the Christmas, Easter and Father’s Day programs within both our North American Social Expression Products and International Social Expression Products segments, as well as our Fall program in the North American Social Expression Products segment and our Mother’s Day program in the International Social Expression Products segment. While we experienced decreases in both segments noted, the decreases were more heavily weighted toward the International Social Expression Products segment, primarily due to the continuation of the reduced distribution to a significant customer of that segment. The increase in selling prices was primarily attributable to the Christmas and Father’s Day programs within both our North American Social Expression Products and International Social Expression Products segments, as well as our Easter and Mother’s Day programs in our International Social Expression Products segment, partially offset by decreases in our Fall and Easter programs in our North American Social Expression Products segment.

Expense Overview

MLOPC for the nine months ended November 25, 2016 were $557.0 million, a decrease of $55.0 million from $612.0 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 44.1% in the current period compared to 44.4% for the nine months ended November 27, 2015. The dollar decrease was primarily due to lower sales volume and favorable product mix in the wholesale card business of approximately $35 million, the favorable impact of foreign currency translation of approximately $16 million, and lower production expenses of approximately $11 million. Partially offsetting these decreases were higher product content costs of approximately $5 million, and higher display material costs of approximately $1 million.

SDM expenses for the nine months ended November 25, 2016 were $450.1 million, decreasing $36.3 million from $486.4 million for the comparable period in the prior year. As a percentage of total revenue, these costs were 35.7% in the current period compared to 35.3% for the prior year period. The dollar decrease was primarily driven by the favorable impact of foreign currency translation of approximately $20 million, lower supply chain costs of approximately $6 million, favorable store occupancy and operating costs in our Retail Operations segment of approximately $5 million, and decreased marketing costs of approximately $5 million.

Administrative and general expenses were $177.3 million for the nine months ended November 25, 2016, an increase of $0.3 million from $177.0 million in the prior year period. This increase was driven primarily by the higher combined 401(k) match and profit-sharing expense of approximately $3 million, offset by the favorable impact of foreign currency translation of approximately $3 million. See “Segment Information – Unallocated Items” in this Quarterly Report on Form 10-Q for more information related to our combined 401(k) match and profit-sharing expense.

Other operating income – net was $7.7 million for the nine months ended November 25, 2016 compared to $70.2 million for the prior year nine month period. The current year included a gain on the sale of a building in our International Social Expression Products segment of approximately $3 million and income of approximately $3 million from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in Ohio. The prior year nine month period included the gain on the sale of Strawberry Shortcake of $61.2 million and income of $7.5 million from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in Ohio.

The effective tax rate was 31.7% for each of the nine months ended November 25, 2016 and November 27, 2015. The lower than U.S. statutory rate for the current period is primarily related to the carryback of a foreign tax credit, the domestic production activities deduction, tax treatment of corporate-owned life insurance, and lower tax rates in foreign jurisdictions, partially offset by federal provision to return adjustments, and state income tax rates on U.S. income, net of federal benefit. The lower than statutory rate for the nine months ended November 27, 2015 was primarily related to the release of a $4.3 million unrecognized tax benefit due to the issuance of regulations that clarified the law, the expiration of a statute of limitations, the impact of lower tax rates in foreign jurisdictions, the domestic production activities deduction, the tax treatment of corporate-owned life insurance and federal provision to return adjustments.

Segment Information

Our operations are organized and managed according to a number of factors, including product categories, geographic locations and channels of distribution. Our North American Social Expression Products segment primarily designs, manufactures and sells greeting cards and other related products through various channels of distribution with mass merchandising as the primary channel. The International Social Expression Products segment primarily designs and sells greeting cards and other related products through various channels of distribution and is located principally in the United Kingdom, Australia and New Zealand. As permitted under ASC Topic 280, “Segment Reporting,” certain operating segments have been aggregated into the International Social Expression Products segment. The aggregated operating divisions have similar economic characteristics, products, sourcing processes, types of customers and distribution methods. At November 25, 2016 we operated 393 card and gift retail stores in the United Kingdom (“UK”) through our Retail Operations segment. These stores sell products purchased from the International Social Expression Products segment as well as products purchased from other vendors. The AG Interactive segment distributes social expression products, including electronic greetings, and a broad range of graphics and digital services and products, through a variety of electronic channels, including Web sites, Internet portals and electronic mobile devices. The Non-reportable segment primarily includes licensing activities.

Segment results are reported using actual foreign exchange rates for the periods presented. Refer to Note 18, “Business Segment Information,” to the Consolidated Financial Statements for further information and a reconciliation of total segment revenue to consolidated “Total revenue” and total segment earnings (loss) before tax to consolidated “Income before income tax expense.”

North American Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	25, 2016	27, 2015		25, 2016	27, 2015
Total revenue	$338,017	$348,394	(3.0%)	$931,246	$969,554	(4.0%)
Segment earnings	30,129	31,123	(3.2%)	127,901	150,459	(15.0%)

Total revenue of our North American Social Expression Products segment decreased $10.4 million for the three months ended November 25, 2016 and decreased $38.3 million for the nine months ended November 25, 2016 compared to the prior year periods. The decrease during the current quarter was primarily driven by lower sales of greeting cards of approximately $8 million, gift packaging and party goods of approximately $1 million and other ancillary products of approximately $1 million. The decrease in total revenue for the nine months ended November 25, 2016 was primarily driven by lower sales of greeting cards, gift packaging and party goods, and other ancillary products of approximately $24 million, $11 million and $3 million, respectively.

Segment earnings decreased $1.0 million in the current quarter ended November 25, 2016 compared to the prior year three months ended November 27, 2015. The decrease was driven primarily by the impact of lower revenue, and higher product content expenses of approximately $2 million, partially offset by lower marketing and technology costs of approximately $2 million and $1 million, respectively.

Segment earnings decreased $22.6 million in the nine month period ended November 25, 2016 compared to the prior year period. The decrease was driven primarily by the impact of lower revenue, higher product content expenses of approximately $3 million and unfavorable supply chain costs of approximately $4 million, partially offset by lower marketing costs of approximately $6 million.

International Social Expression Products Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	25, 2016	27, 2015		25, 2016	27, 2015
Total revenue	$42,079	$56,416	(25.4%)	$115,627	$162,843	(29.0%)
Segment earnings (loss)	6,524	(1,247)	623.2%	3,493	(4,676)	174.7%

Total revenue of our International Social Expression Products segment decreased $14.3 million and $47.2 million for the three and nine months ended November 25, 2016, respectively, compared to the prior year periods. The decrease during the current quarter was due primarily to lower sales of greeting cards of approximately $8 million, decreased sales of gift packaging of approximately $1 million and the unfavorable impact of foreign currency translation of approximately $5 million. The decrease for the current year nine month period was due primarily to lower sales of greeting cards of approximately $35 million, decreased sales of gift packaging of approximately $2 million and the unfavorable impact of foreign currency translation of approximately $10 million. The lower sales of greeting cards in both the three and nine month periods ended November 25, 2016 are, as expected, primarily the result of the continuation of the reduced distribution to a significant customer.

Segment earnings increased $7.8 million in the three months ended November 25, 2016 compared to the prior year period. The increased earnings were primarily driven by the gain on the building sale of approximately $3 million, lower supply chain costs of approximately $2 million, cost savings and lower severance costs of approximately $1 million each, related to the prior year restructuring of the business to achieve reduced operating and overhead costs in an effort to partially offset the impact of reduced sales, partially offset by the impact of lower sales.

Segment earnings increased $8.2 million in the nine months ended November 25, 2016, compared to the nine months ended November 27, 2015. The increased earnings were primarily driven by favorable supply chain costs of approximately $8 million, the gain recorded on the building sale of approximately $3 million, lower severance costs of approximately $1 million due to the prior year restructuring of the business to achieve reduced operating and overhead costs in an effort to partially offset the impact of reduced sales, and other cost saving initiatives of approximately $3 million from the restructure initiative, partially offset by the impact of lower sales.

Retail Operations Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	25, 2016	27, 2015		25, 2016	27, 2015
Total revenue	$50,021	$62,279	(19.7%)	$170,582	$199,590	(14.5%)
Segment loss	(13,340)	(11,641)	(14.6%)	(31,495)	(32,399)	2.8%

Total revenue of our Retail Operations segment decreased by $12.3 million and $29.0 million for the three and nine months ended November 26, 2016, respectively. The decreases are primarily due to the unfavorable impact of foreign currency translation of approximately $11 million and $23 million for the three and nine month periods, respectively. Net sales at stores open one year or more were down approximately 0.7% for both the three and nine month periods ended November 25, 2016, compared to the same periods in the prior year.

Segment loss increased $1.7 million in the three months ended November 25, 2016 compared to the prior year period. The increase was driven by lower margin on decreased sales, offset by the favorable net impact of foreign exchange translation on the loss of about $2 million.

Segment loss decreased $0.9 million in the nine months ended November 25, 2016 compared to the prior year period. The decrease was driven primarily by lower retail store occupancy and operating expenses of approximately $5 million, the net favorable impact of foreign exchange translation on the loss of about $4 million, partially offset by the margin impact of decreased sales.

AG Interactive Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	25, 2016	27, 2015		25, 2016	27, 2015
Total revenue	$13,812	$14,420	(4.2%)	$39,855	$41,586	(4.2%)
Segment earnings	4,504	5,198	(13.4%)	12,638	15,345	(17.6%)

Total revenue of AG Interactive decreased by $0.6 million and $1.7 million for the three and nine months ended November 27, 2015, respectively, compared to the prior periods. This decrease in revenue for both periods was driven by the unfavorable impact of foreign currency translation. At the end of the third quarter of fiscal 2017, AG Interactive had approximately 3.2 million online paid subscriptions compared to 3.4 million at the end of the same period in the prior year.

Segment earnings decreased $0.7 million and $2.7 million for the three and nine months ended November 25, 2016, respectively, primarily due to decreased revenue and higher operating expenses.

Non-reportable Segment

(Dollars in thousands)	Three Months Ended November		% Change	Nine Months Ended November		% Change
	25, 2016	27, 2015		25, 2016	27, 2015
Total revenue	$1,963	$2,522	(22.2%)	$4,903	$4,929	(0.5%)
Segment earnings (loss)	129	264	(51.1%)	(245)	59,677	(100.4%)

Total revenue from our Non-reportable segment decreased $0.6 million for the three month period ended, and was flat for the nine month period ended November 25, 2016, as compared to the prior year.

Segment earnings decreased $0.1 million for the three months ended November 27, 2015. Segment earnings decreased $59.9 million in the nine month period ended November 25, 2016 compared to the prior year, which was primarily due to the net gain of $61.2 million recorded in connection with the prior year sale of Strawberry Shortcake, partially offset by lower production and royalty expense in the current year.

Unallocated Items

Centrally incurred and managed costs are not allocated back to the operating segments. The unallocated items include interest expense for centrally-incurred debt, and domestic 401(k) match and profit-sharing expense, as well as costs associated with corporate operations such as the senior management, corporate finance, legal and insurance programs.

	Three Months Ended November		Nine Months Ended November
(Dollars in thousands)	25, 2016	27, 2015	25, 2016	27, 2015
Interest expense	$(8,524)	$(6,467)	$(20,061)	$(21,066)
401(k) match and profit-sharing expense	(3,451)	(3,000)	(11,937)	(8,931)
Corporate overhead expense	(7,760)	(4,670)	(17,561)	(6,518)

Total Unallocated	$(19,735)	$(14,137)	$(49,559)	$(36,515)

Interest expense was higher in the three month period ended November 25, 2016 compared to the same period in the prior year primarily due to the interest component of approximately $2.3 million related to the Creative Studios buildings’ lease which began in the third quarter of the current year. Interest expense was lower by $1 million in the nine month period ended November 25, 2016, primarily due to the prior year write-off of debt issuance costs of $1.9 million due to our voluntary prepayment of our Term Loan facility, the continued interest capitalization in conjunction with our systems refresh project of $1.5 million, partially offset by $2.3 million of interest expense related to the Creative Studios buildings’ lease. See Note 11, “Other Liabilities,” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information related to the accounting for the Creative Studios operating lease.

As reported in our Annual Report on Form 10-K for the year ended February 29, 2016, prior to January 1, 2016, we sponsored a discretionary profit-sharing plan with a contributory 401(k) provision covering most of our United States employees. Under this arrangement, we made separate discretionary profit-sharing and 401(k) matching contributions annually, after fiscal year-end, depending on our financial results.

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

“Corporate overhead expense” includes income of $1.1 million and $1.0 million for the quarter ended and $3.2 million and $7.5 million for the nine months ended November 25, 2016 and November 27, 2015, respectively, from tax credits received from the State of Ohio under certain incentive programs made available to us in connection with our decision to maintain our world headquarters in Ohio. The current year three month period includes depreciation on the new building of $1.2 million, and moving costs to the new building of $1.5 million. Moving costs for the nine month period ended November 25, 2016 were approximately $2 million. Additionally, there is unfavorable impact of foreign currency exchange of approximately $1 million and $3 million during the three and nine months ended November 25, 2016 compared to the same period in the prior year. The prior year three and nine month periods also included an adjustment of $1.1 million to adjust the gain recorded on the sale of AGI In-Store.

Liquidity and Capital Resources

The seasonal nature of our business precludes a useful comparison of the current period and the fiscal year-end financial statements; therefore, a Consolidated Statement of Financial Position as of November 27, 2015, has been included.

Operating Activities

Operating activities used $77.3 million of cash during the nine months ended November 25, 2016, compared to using $90.0 million in the prior year period.

Accounts receivable used $73.9 million of cash during the nine months ended November 25, 2016, compared to $86.8 million of cash used during the prior year period. The year-over-year decrease in cash usage of $12.9 million was primarily due to less cash usage in both our North American Social Expression Products and International Social Expression Products segments of approximately $10 million and $3 million, respectively. These charges were both due primarily to the timing of collections from, or credits issued to, certain customers occurring in a different pattern in the current year period compared to the prior year period, in addition to the impact of lower sales volume in the current year.

Inventory used $58.3 million of cash during the nine months ended November 25, 2016, compared to $34.3 million in the prior year nine months. Historically, the first nine months of our fiscal year is a period of inventory build, and thus a use of cash, in preparation for the winter seasonal holidays. The year-over-year increase in inventory build during the current nine-month period occurred in our North American Social Expression Products, International Social Expression Products, and Retail Operations segments by approximately $10 million, $8 million and $6 million, respectively, and is primarily due to lower inventory levels at February 29, 2016 than at February 28, 2015.

Deferred costs—net generally represents payments under agreements with retailers net of the related amortization of those payments. During the nine months ended November 25, 2016, amortization exceeded payments by $28.8 million. During the nine months ended November 27, 2015, amortization exceeded payments by $17.5 million. See Note 10, “Deferred Costs,” to the Consolidated Financial Statements for further detail of deferred costs related to customer agreements.

Accounts payable and other liabilities used $72.6 million of cash during the nine months ended November 25, 2016, compared to $73.9 million in the prior year period.

Investing Activities

Investing activities used $58.9 million of cash during the nine months ended November 25, 2016, compared to providing $66.9 million in the prior year period. The current year includes cash paid for capital expenditures of $62.8 million, net lendings on loans to related parties of $0.8 million, partially offset by proceeds from the sale of fixed assets of $4.6 million. The prior year includes proceeds of $105.0 received from the sale of Strawberry Shortcake and proceeds of $24.1 million received from the surrender of certain corporate-owned life insurance policies. These cash inflows were partially offset by cash paid for capital expenditures of $55.2 million, cash paid for acquired character property rights of $2.8 million, a payment of $3.2 million related to the final working capital adjustments made in connection with the sale of AGI In-Store, and net lendings on loans to related parties of $1.3 million.

Financing Activities

Financing activities provided $41.8 million of cash during the current year nine months, compared to $1.8 million in the prior year nine month period. During the current year, this source of cash was primarily driven by borrowings, net of repayments, under our revolving credit facility of $56.1 million, offset by a cash dividend payment of $13.9 million.

The net source of cash in the prior year was driven primarily by borrowings, net of repayments, under our revolving credit facility of $87.5 million, partially offset by cash outflows of $65.0 million for a voluntary prepayment made on our term loan and $20.7 million in cash dividend payments.

Credit Sources

Substantial credit sources are available to us. In total, we had available sources of credit of approximately $485 million at November 25, 2016, which included $185 million outstanding on our term loan facility, a $250 million revolving credit facility and a $50 million accounts receivable securitization facility, of which $218.0 million in the aggregate was unused as of November 25, 2016. Borrowings under the accounts receivable securitization facility are limited based on our eligible receivables outstanding. At November 25, 2016, we had $56.1 million of borrowings outstanding under our revolving credit facility and we had no borrowings outstanding under our accounts receivable securitization facility. We had, in the aggregate, $25.9 million outstanding under letters of credit, which reduced the total credit availability thereunder as of November 25, 2016.

Please refer to the discussion of our borrowing arrangements as disclosed in the “Credit Sources” section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 29, 2016 for further information.

At November 25, 2016, we were in compliance with our financial covenants under the borrowing agreements described above.

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

Over the next several years, we expect to allocate resources, including capital, to refresh our information technology systems by modernizing our systems, redesigning and deploying new processes, and evolving new organization structures, all of which are intended to drive efficiencies within the business and add new capabilities. Amounts that we spend could be material in any fiscal year and over the life of the project. During the nine months ended November 25, 2016, we spent approximately $41 million, including capital of approximately $35 million and expense of approximately $6 million, on these information technology systems. Based on the current scope of the project, we presently expect, over the next several years, to spend at least an additional $154 million on these information technology systems, the majority of which we expect will be capital expenditures. We believe these investments are important to our business, help us drive further efficiencies and add new capabilities; however, there can be no assurance that we will not spend more or less than $154 million, or that we will achieve the anticipated efficiencies or any cost savings.

As reported in its Annual Report on Form 10-K for the year ended February 29, 2016, the Corporation announced its plan to relocate its world headquarters to the Crocker Park mixed use development in Westlake, Ohio, which offers a vibrant urban setting, with retail stores and restaurants, offices and apartments. On March 26, 2014, the Corporation purchased 14.48 acres of land at the south end of the Crocker Park Development (the “Crocker Park Site”) for $7.4 million, on which the new world headquarters would be built. We are leasing a portion of the Crocker Park Site to H L & L Property Company (“H L & L”), an indirect affiliate of American Greetings, which constructed the new world headquarters consisting of two buildings (“Creative Studios Buildings”) on the Crocker Park Site.

Upon completion of construction during the third quarter of 2017, H L & L refinanced the construction loan related to the Creative Studios Buildings. As part of this refinancing, H L & L transferred the portion of the Creative Studios Buildings occupied by the Corporation to its wholly-owned subsidiary, AG HQ Creative Studios, LLC (“AGHQCS”). In conjunction with this transfer, a lease agreement between H L & L and the Corporation, under which the Corporation is leasing one of the buildings, was assigned by H L & L to AGHQCS. The Corporation and

AGHQCS subsequently amended the assigned lease to include both of the buildings. The lease of the Creative Studios Buildings continues to have an initial lease term of fifteen years and annual rent of approximately $10.6 million. Further details of the relocation undertaking are provided in Note 18, “Related Party Information,” to the Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and Note 17, “Related Party Information,” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

During the nine months ended November 25, 2016, we paid cash dividends in the aggregate amount of $13.9 million to CIHC, our parent and sole shareholder, for the purpose of paying interest on the PIK Notes.

During the prior year nine months ended November 27, 2015, we paid cash dividends in the aggregate amount of $20.7 million to CIHC, $13.9 million of which was for the purpose of paying interest on the PIK Notes.

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

Factors That May Affect Future Results

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and business environment, which are difficult to predict and may be beyond our control. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect our future financial performance, include, but are not limited to, the following:

•	a weak retail environment and general economic conditions;

•	the loss of one or more retail customers and/or retail consolidations, acquisitions and bankruptcies, including the possibility of resulting adverse changes to retail contract terms;

•	competitive terms of sale offered to customers, including costs and other terms associated with new and expanded customer relationships;

•	our ability to successfully complete the turnaround efforts in our retail business in the UK;

•	risks associated with leasing substantial amounts of space for our retail stores;

•	the timing and impact of expenses incurred and investments made to support new retail or product strategies, as well as new product introductions and achieving the desired benefits from those investments;

•	unanticipated expenses we may be required to incur relating to our world headquarters project;

•	our ability to qualify for, and stay qualified for, state and local incentives offered to assist us in the development of a new world headquarters;

•	the timing and amount of investments in, together with the ability to successfully implement or achieve the desired benefits and cost savings associated with, any information systems refresh we may implement;

•	the timing and impact of converting customers to a scan-based trading model;

•	Schurman Fine Paper’s ability to successfully operate its retail operations and satisfy its obligations to us;

•	consumer demand for social expression products generally, shifts in consumer shopping behavior, and consumer acceptance of products as priced and marketed, including the success of advertising and marketing efforts;

•	the impact and availability of technology, including social media, on product sales;

•	escalation in the cost of providing employee health care;

•	the ability to comply with our debt covenants;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	adverse global economic conditions and credit markets and volatility in the countries in which we do business (such as the adverse economic impact and related uncertainty caused by the UK’s decision to leave the European Union (“Brexit”));

•	fluctuations in the value of currencies in major areas where we operate, including the U.S. Dollar, Euro, UK Pound Sterling and Canadian Dollar; and

•	the outcome of any legal claims, known or unknown.

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

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

31 (a)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended November 25, 2016 and November 27, 2015, (ii) Consolidated Statement of Comprehensive Income for the quarters ended November 25, 2016 and November 27, 2015, (iii) Consolidated Statement of Financial Position at November 25, 2016, February 29, 2016 and November 27, 2015, (iv) Consolidated Statement of Cash Flows for the nine months ended November 25, 2016 and November 27, 2015, and (v) Notes to the Consolidated Financial Statements for the quarter ended November 25, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GREETINGS CORPORATION

By:	/s/ Robert D. Tyler
Robert D. Tyler
Corporate Controller and
Chief Accounting Officer *

January 6, 2017

*	(Signing on behalf of Registrant as a duly authorized officer of the Registrant and signing as the chief accounting officer of the Registrant.)